Form 10-K
period 1993-12-31
CATERPILLAR FINANCIAL SERVICES CORP
filed 1994-03-04
CIK 764764

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                             FORM 10-K

     (Mark One)
     [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                 OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended December 31, 1993 Commission File No. 0-
                               13295

                                 OR

                               [   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR
     15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to
     ________________

             CATERPILLAR FINANCIAL SERVICES CORPORATION
       (Exact name of Registrant as specified in its charter)

                 Delaware                                       37-
     1105865
       (State or other jurisdiction of                   (I.R.S.
     Employer
        incorporation or organization)
     Identification Number)

              3322 West End Avenue
              Nashville, Tennessee                           37203-
     0983
     (Address of principal executive offices)                   (Zip
     Code)

     Registrant's telephone number, including area code:  (615) 386-
     5800

               Securities registered pursuant to Section 12(b) of the Act:  None

           Securities registered pursuant to Section 12(g) of the Act:

           Common Stock, par value $1.00 per share
     (Title of class)

                     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
     Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
     requirements for the past 90 days.  Yes  X      No

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ] Not Applicable.

               At December 31, 1993, there was (1) share of common stock of the Registrant outstanding, which is owned by Caterpillar Inc.

               The Registrant complies with the conditions set forth in General Instruction (J)(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

     Documents Incorporated by Reference
                              1993                                None

     PART I.

     Item 1.  Business

     General

               Caterpillar Financial Services Corporation (the "Company") is a wholly owned finance subsidiary of Caterpillar Inc. ("Caterpillar"). The Company and its wholly owned subsidiaries in North America, Australia, and Europe are principally engaged in the business of financing sales and leases of Caterpillar products and non-competitive related equipment through Caterpillar dealers and is also engaged in extending loans to Caterpillar customers and dealers. Unless the context otherwise requires, the term "Company" includes subsidiary companies.

               The Company's business is largely dependent upon the ability of Caterpillar dealers to generate sales and leasing activity, the willingness of the customers and the dealers to enter into financing transactions with the Company, and the availability of funds to the Company to finance such transactions. Additionally, the Company's business is affected by changes in market interest rates, which, in turn, are related to general economic conditions, demand for credit, inflation, governmental policies, and other factors.

               The Company's retail financing business is highly competitive. Financing for users of Caterpillar products is available through a variety of competitive sources, principally commercial banks and finance and leasing companies. The Company emphasizes prompt and responsive service to meet customer requirements and offers various financing plans designed to increase the opportunity for sales of Caterpillar products and financing income for the Company. In addition, the Company's competitive position is improved by merchandising programs of Caterpillar, its subsidiaries, and/or Caterpillar dealers.

               The following types of retail financing plans are currently offered:

               Installment sale contracts.  The Company finances
                    retail sales of equipment under installment sale contracts with terms generally from one to five years. Such contracts may be entered into (i) by dealers with their customers and assigned to the Company, or (ii) by the Company directly with equipment users.

               Tax-oriented leases.  Under these leases, the Company
                    is considered to be the owner of the equipment for tax purposes during the term of the lease (generally from two to seven years, except for special engine or turbine applications which may range up to 15 years). For financial accounting purposes, these leases are classified as either financing or operating leases depending upon the specific characteristics of the lease. The Company establishes a specific residual value on each product leased based on various factors including the use and application, price, product type, and lease term. Generally, the lessee, at the end of the lease term, may continue to lease the product or purchase the product for its fair market value. The profitability of these leases is affected by the Company's ability to realize estimated residual values upon selling or re-leasing the equipment at the termination of the leases.

               Non-tax (financing) leases.  Under these leases, the
                    lessee is considered to be the owner of the equipment for tax and financial accounting purposes during the term of the lease (generally from one to six years). For financial accounting purposes, these leases are classified as financing leases. The lessee customarily has a fixed price purchase option exercisable upon expiration of the lease term or will be required to purchase the equipment at the end of the lease term.

               Customer and dealer loans.  The Company offers loans
                    for working capital and other business purposes to Caterpillar customers and dealers meeting the Company's credit requirements. The loans may be secured or unsecured and are repayable over terms generally ranging from two to five years.

               Governmental lease-purchase contracts.  The Company
                    finances sales of products to cities, counties, states, and other qualified governmental bodies for terms generally from two to seven years. In general, this form of financing is subject to termination if the governmental body does not appropriate funds for future payments. The reduced interest rate in these transactions reflects the fact that interest income is not subject to federal income tax.

               The Company also provides wholesale financing of Caterpillar dealer inventory in Germany and Caterpillar dealer rental fleets in the United States. These receivables are secured by the respective product which is fully insured against physical damage.
     The amount of credit extended by the Company for each machine is generally limited to the invoice price of the new equipment. Maturities in Germany generally range from one to three months and in the United States from six to twelve months.

               The percentages of the total value of the Company's portfolio represented by these financing plans at December 31 of the past three years were as follows:

                                        1993      1992
     1991
               Retail Financing:

              Installment sale contracts      25%       25%
     27%

              Tax-oriented leases             20%       20%
     21%

              Non-tax (financing) leases      19%       19%
     22%

              Customer loans             19%       18%
     13%

              Dealer loans                     10%           12%
     12%

               Governmental lease-purchase
                 contracts                       3%          4%
     5%

               Wholesale Financing                   4%          2%
     -


               The Company periodically offers below-market-rate financing to customers which is subsidized by Caterpillar, its subsidiaries, and/or Caterpillar dealers. In all such cases, the cost of such subsidies is borne totally by Caterpillar, its subsidiaries, and/or the dealer (and not by the Company) and is settled at the time each transaction is executed.

               Tax-oriented leases and governmental lease-purchase contracts are currently offered at fixed interest rates and fixed rental payments. Non-tax (financing) leases, installment sale contracts, and customer and dealer loans are offered at either fixed or floating interest rates. Approximately 80% of the Company's portfolio involves financing with fixed interest rates and fixed payments. In order to reduce the impact of interest rate fluctuations on its operations, the Company has a match funding policy of structuring the maturities of a substantial percentage of its borrowed funds over periods which closely correspond to the maturities of its portfolio.

               The Company provides financing only when acceptable credit standards and criteria are met. Decisions regarding credit applications are based upon the customer's credit history and financial strength, the intended use of the equipment being financed, and other considerations. In general, the Company obtains a security interest in the equipment being financed. Less than five percent of the total value of the Company's portfolio (excluding loans to dealers) is comprised of transactions in which the Company has recourse to a dealer.

               Management closely monitors past due accounts and regularly evaluates the collectibility of receivable balances. The Company maintains an allowance for credit losses which it believes is sufficient to cover uncollectible accounts. Company policy is to write off against such allowance that portion of the outstanding receivable which cannot be recovered by leasing or selling the related equipment. Management believes the allowance for credit losses at December 31, 1993, is sufficient to provide for any losses which may be sustained on outstanding receivables. For more information on receivables and the allowance for credit losses, see Note 2 of the Notes to the Consolidated Financial Statements.

               The following table summarizes the Company's delinquency experience showing past-due receivables as a percentage of total receivables:

     Delinquency Experience


     Decem             ber 31,
                                                                       1993
     1992       1991
           Past due 31 to 60 days .....................    .7%
     0.6%       1.6%
           Past due over 60 days  .....................   1.2%
     1.9%       2.4%

               At December 31, 1993, the largest single customer/dealer account represented 3.5% of the Company's portfolio and the five largest such customer/dealer accounts represented 11.1% of the portfolio. With respect to dealer financing, at December 31, 1993, the largest single dealer account represented 3.5% of the Company's portfolio and the five largest such dealer accounts collectively represented 8.8% of the portfolio. In the opinion of the Company, the loss of the business represented by any one of these accounts would not have a material adverse effect on the Company's overall business.

     Relationship with Caterpillar

               Caterpillar provides the Company with certain operational and financial support which is integral to the conduct of the Company's business. The employees of the Company are covered by various benefit plans, including pension/post-retirement plans, administered by Caterpillar. The Company reimburses Caterpillar for certain corporate services and pays rent for space occupied on Caterpillar premises. For more information on payments for services, see Note 10 of the Notes to the Consolidated Financial Statements.

               The Company, in conjunction with Caterpillar and its subsidiaries, periodically offers below-market-rate financing to customers under merchandising programs. Caterpillar, at the outset of the transaction, remits to the Company an amount equal to the interest differential which is recognized as income over the term of the contracts. For more information on the interest differential payments, see Note 10 of the Notes to the Consolidated Financial Statements.

               The Company entered into agreements with a subsidiary of Caterpillar to purchase, at a discount, some or all of the subsidiary's receivables generated by sales of products to Caterpillar dealers in Germany, Austria, and the Czech Republic. These purchases (wholesale financing) in 1993 and 1992 totaled $210.2 million and $201.7 million, respectively.

               Through December 31, 1993, Caterpillar had invested a total of $250.0 million in the equity of the Company. The Company and Caterpillar have also entered into an agreement (the "Support Agreement") which provides, among other things, that Caterpillar will (i) remain, directly or indirectly, the sole owner of the Company, (ii) ensure that the Company will maintain a tangible net worth of at least $20.0 million, and (iii) permit the Company to use (and the Company is required to use) the name "Caterpillar" in the conduct of its business. The Support Agreement provides that it may be modified, amended, or terminated by either party.
     However, no such modification or amendment, which adversely affects the holders of any debt outstanding at the execution thereof, is binding on or in any manner becomes effective with respect to (i) any then outstanding commercial paper, or (ii) any other debt then outstanding unless such modification or amendment is approved in writing by the holders of 66-2/3% of the aggregate principal amount of such other debt. The obligations of Caterpillar under the Support Agreement are to the Company only and are not directly enforceable by any creditor of the Company, nor do such obligations constitute a guarantee by Caterpillar of the payment of any debt or obligation of the Company.

               To supplement external debt financing sources, the Company has variable amount lending agreements with Caterpillar (including one of its subsidiaries). Under these agreements, which may be amended from time to time, the Company may borrow up to $53.8 million from Caterpillar, and Caterpillar may borrow up to $83.8 million from the Company. All of the variable amount lending agreements are effective for indefinite terms and may be terminated by either party upon 30 days' notice. At December 31, 1993, the Company had no outstanding borrowings or loans receivable under these agreements.

               To hedge the U.S. dollar denominated borrowings in Australia against currency fluctuations, the Company has entered into forward exchange contracts with Caterpillar. All of these contracts generally have maturities not exceeding 90 days. At December 31, 1993, the Company had contracts with Caterpillar totaling $143.1 million.

               The Company has an agreement (the "Tax Sharing Agreement") with Caterpillar in which the Company consented to the filing of consolidated income tax returns with Caterpillar, and Caterpillar agreed, among other things, to collect from or pay to the Company, within 45 days of realization, its allocated share of any consolidated income tax liability or credit applicable to any period for which the Company is included in Caterpillar's consolidated federal income tax return. The Tax Sharing Agreement sets forth the method by which the Company's allocated share shall be determined and provides that Caterpillar will indemnify the Company for any related tax liability in excess of that amount. Similar agreements were executed between Caterpillar Financial Australia Limited and Caterpillar of Australia Ltd. with respect to taxes payable in Australia, and between the Company and Caterpillar with respect to taxes payable in Germany.

Item 2.  Properties

               The Company does not own any real estate. Its principal executive offices are comprised of approximately 49,000 square feet of office space at 3322 West End Avenue, Nashville, Tennessee.

               As of December 31, 1993, the Company had additional offices in or near Phoenix, Arizona; Dallas, Texas; Atlanta, Georgia; Baltimore, Maryland; Chicago, Illinois; Melbourne, Australia; Calgary, Alberta; Toronto, Ontario; Munich, Germany; Leipzig, Germany; Stockholm, Sweden; Oslo, Norway; Arhus, Denmark; Paris, France; London, England; and Madrid, Spain. For more information on leases, see Note 11 of the Notes to the Consolidated Financial Statements.

     Item 3.  Legal Proceedings

               The Company is a party to various litigation matters and claims, and, while the results of litigation and claims cannot be predicted with certainty, management believes the final outcome of such matters and claims will not have a material adverse effect on the consolidated financial position.

     Item 4.  Submission of Matters to a Vote of Security Holders

               Information for this Item 4 is not required. See General Instruction J.

     PART II.

     Item 5.  Market for Registrant's Common Equity and Related
     Stockholder Matters

               The Company's common stock is owned entirely by Caterpillar and is not publicly traded. In its three most recent fiscal years, the Company has not declared or paid cash dividends on its common stock.

     Item 6.  Selected Financial Data

               Information on this Item 6 is not required. See General Instruction J.

     Item 7.  Management's Discussion and Analysis of Financial
     Condition and                 Results of Operations

     Results of Operations

               The Company derives its earnings primarily from financing sales and leases of Caterpillar products and from loans extended to Caterpillar customers and dealers.

               New retail financing during 1993 totaled $1,967.4 million, a 28% increase over the $1,531.8 million financed in 1992 and a 59% increase over the 1991 new business of $1,240.0 million. New retail financing volume for 1993 exceeded 1992 and 1991 levels due to increased machine financing in the United States and Europe.
     New business volume for 1992 exceeded the 1991 level primarily as the result of financing activity in Germany. The Company had wholesale financing during 1993 of $228.2 million.

               New retail financing in 1994 is expected to remain at about 1993 levels. Wholesale financing in 1994 is expected to exceed
     1993 levels due to expansion of the Caterpillar dealer rental fleet financing program in the United States. In 1994, the Company will offer financial services to the customers of the Caterpillar dealer in Spain through a new subsidiary, Alquiler de Equipos Industriales, S.A.

               Revenues from operations in the United States were more than 80% of total revenues in 1993, 1992, and 1991. Net income from operations in the United States was more than 90% of total net income in 1993, 1992, and 1991. For more geographic segment information, see Note 12 of the Notes to the Consolidated
     Financial Statements.

               Past due percentages decreased in 1993 primarily as a result of an improving U.S. economy and collection efforts. The allowance for credit losses will continue to be monitored to provide for an amount which, in management's judgement, will be adequate to cover uncollectible receivables.

               The composition of the Company's portfolio (see "Item 1. Business") by financing plans did not change significantly from 1992 to 1993. The Company's wholesale financing increased due to a higher floor planning receivable balance in Germany and the addition of receivables from dealers under the inventory rental assistance program in the United States.

     1993 Compared With 1992

               Total revenues for 1993 were $363.6 million, a 6% increase over 1992 revenues of $342.4 million. The increase in revenues, limited by a low interest rate environment, was primarily the result of earnings from the larger portfolio which increased to $3,522.1 million at December 31, 1993 from $2,812.7 million at December 31, 1992.

               The annualized interest rate on finance receivables (computed by dividing finance income by the average monthly finance receivable balances) was 9.1% for 1993 compared with 10.3% for 1992. Tax benefits associated with governmental lease-purchase contracts and a portion of tax benefits associated with long-term tax-oriented leases are not reflected in such annualized interest rates. The decrease in the annualized interest rate reflected a decrease in the interest rates charged to customers.

               Other income, net, of $15.7 million for 1993 included fees, gains on sales of equipment returned from lease, and other miscellaneous income. The increase of $1.3 million for 1993 was primarily due to a higher amount of fees collected and earned.

               Interest expense for 1993 was $173.1 million, $1.3 million less than 1992. Although there were increased borrowings to support the larger portfolio, interest expense decreased due to lower borrowing rates as the average cost of borrowed funds was 6.5% in 1993 compared with 7.8% in 1992.

               Depreciation expense increased from $63.1 million in 1992 to $69.6 million in 1993 due to the increase in equipment on operating leases which, computed as a monthly average balance, increased 9%.

               General, operating, and administrative expenses increased $8.8 million over 1992 primarily due to staff-related and other expenses required to service the larger portfolio and expansion into Europe. The Company's full-time employment increased from 324 at the end of 1992 to 361 at December 31, 1993.

               Provision for credit losses during 1993 increased from $20.4 million in 1992 to $20.8 million in 1993. This increase, partially offset by a higher provision taken in 1992 for the U.S., Australian, and Canadian companies, reflected increased levels of new business for 1993. Receivables, net of recoveries, of $18.8 million were written off against the allowance for credit losses during 1993 compared with $14.3 million during 1992 due to an acceleration of write-offs from point of sale to point of repossession. Receivables past due over 30 days were 1.9% of total receivables at December 31, 1993 compared with 2.5% at December 31, 1992. Past due percentages decreased primarily as a result of an improving U.S. economy and collection efforts. The allowance for credit losses is monitored to provide for an amount which, in management's judgment, will be adequate to cover uncollectible receivables. At December 31, 1993, the allowance for credit losses was $41.5 million which was 1.3% of finance receivables, net of unearned income, compared with $36.5 million and 1.4% at December 31, 1992, respectively.

               The effective income tax rate for 1993 was 36% compared with 34% for 1992. For information on this change, see Note 8 of the Notes to the Consolidated Financial Statements.

               Consolidated net income in 1993 was $37.8 million, compared with $34.0 million, excluding the cumulative effect of the change in accounting for income taxes in 1992. The increase in net income generally reflected the increased revenues from a larger portfolio and lower cost of borrowed funds, partially offset by increased costs to support the larger portfolio and European expansion.

     1992 Compared With 1991

               Total revenues for 1992 were $342.4 million, an 8% increase over 1991 revenues of $316.4 million. The increase in revenues, limited by a low interest rate environment, was primarily the result of earnings from the larger portfolio, which increased to $2,812.7 million at December 31, 1992 from $2,437.1 million at December 31, 1991.

               The annualized interest rate on finance receivables (computed by dividing finance income by the average monthly finance receivable balances) was 10.3% for 1992 compared with 11.1% for 1991. Tax benefits associated with governmental lease-purchase contracts and a portion of tax benefits associated with long-term tax-oriented leases are not reflected in such annualized interest rates. The decrease in the annualized interest rate reflected a decrease in interest rates charged to customers.

               Other income, net, of $14.4 million for 1992 included fees, gains on sales of equipment returned from lease, and other miscellaneous income. The increase of $3.7 million for 1992 was primarily due to larger gains on sales of equipment returned from lease, more commitment fees earned, and more late charge fees collected.

               Interest expense for 1992 was $174.4 million, $1.9 million less than 1991. Although there were increased borrowings to support the larger portfolio, interest expense decreased due to lower borrowing rates as the average cost of borrowed funds was 7.8% in 1992 compared with 8.9% in 1991.

               Depreciation expense increased from $54.4 million in 1991 to $63.1 million in 1992 due to the increase in equipment on operating leases which, computed as a monthly average balance, increased 12%.

               General, operating, and administrative expenses increased 11% over 1991 primarily due to staff-related and other expenses required to service the larger portfolio and expansion into Europe. The Company's full-time employment increased from 310 at the end of 1991 to 324 at December 31, 1992.

               Provision for credit losses during 1992 increased from $13.2 million in 1991 to $20.4 million in 1992. This increase reflected increased levels of new business and a higher provision taken for the U.S., Australian, and Canadian companies. Receivables, net of recoveries, of $14.3 million were written off against the allowance for credit losses during 1992 compared with $13.0 million during 1991. Receivables past due over 30 days were 2.5% of total receivables at December 31, 1992, compared with 4.0% at December 31, 1991. Past due percentages decreased primarily as a result of increased collection efforts. The allowance for credit losses is monitored to provide for an amount which, in management's judgement, will be adequate to cover uncollectible receivables. At December 31, 1992, the allowance for credit losses was $36.5 million which was 1.4% of finance receivables, net of unearned income, compared with $31.0 million and 1.4% at December 31, 1991, respectively.

               The effective income tax rate for 1992 and 1991 was 34%. In the fourth quarter of 1992, effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards (SFAS) 109, "Accounting for Income Taxes." SFAS 109 requires changing the method of accounting for income taxes from the deferred method to the liability method. The effect of adopting SFAS 109, as of January 1, 1992, was a benefit of $2.6 million and is excluded from the effective income tax rate calculation. For more information on this accounting change, see Note 8 of the Notes to the Consolidated Financial Statements.

               Consolidated net income in 1992, excluding the cumulative effect of the change in accounting for income taxes, was $34.0 million, compared with $28.5 million in 1991. The increase in net income generally reflected the increased revenues from a larger portfolio and lower cost of borrowed funds, partially offset by the increase in the provision for credit losses.

     Capital Resources and Liquidity

               The Company's operations were primarily funded with a combination of medium-term notes, commercial paper, bank borrowings, retained earnings, and additional equity capital of $30.0 million invested by Caterpillar. Additional short-term funding was available from Caterpillar (see Note 10 of the Notes to the Consolidated Financial Statements); however, no intercompany borrowings were outstanding at December 31, 1993.

               Total debt outstanding as of December 31, 1993, was $3,041.1 million, an increase of $639.7 million over that at December 31, 1992, and was primarily comprised of $1,854.8 million of medium-term notes, $797.2 million of commercial paper, and $335.7 million of notes payable to banks. Interest rate swaps were contracted in the United States, Australia, Canada, and Germany to reduce the exposure to interest rate fluctuations. See Notes 6 and 7 of the Notes to the Consolidated Financial Statements for more information on short-term and long-term debt.

               At December 31, 1993, the Company had available in the United States, Australia, Canada, Germany, Sweden, and the United Kingdom a total of $990.7 million of short-term credit lines, which expire at various dates in 1994, and $64.7 million of long-term credit lines, which expire at various dates from January 1996 to May 1996. These credit lines are with a number of banks and are considered support for the Company's outstanding commercial paper, commercial paper guarantees, the discounting of bank and trade bills, and bank borrowings at various interest rates. At December 31, 1993, there were $326.1 million of these lines utilized for bank borrowings in Australia, Germany, Sweden, and the United Kingdom.

               The Company also has a $455.0 million revolving credit agreement with a group of banks. This agreement is also considered support for the Company's outstanding commercial paper and commercial paper guarantees. The agreement terminates in 1996 and provides for borrowings at interest rates which vary according to LIBOR or money market rates. At December 31, 1993, there were no borrowings under this agreement.

               The above-mentioned credit agreements require the Company to maintain its consolidated ratio of profit before taxes plus fixed charges to fixed charges at no less than 1.1 to 1 for each quarter; the Company's total liabilities to total stockholder's equity may not exceed 8.0 to 1; and the Company's tangible net worth must be at least $20.0 million.

               The Company's funding requirements were met primarily through the sale of commercial paper and medium-term notes, discounting of bank and trade bills, and through bank borrowings. During 1993, the average outstanding commercial paper balance, net of discount, was $782.3 million at an average interest rate of 3.7%. At year-end 1993, the face value of commercial paper outstanding was $798.6 million. During 1993, $417.1 million of fixed-rate medium-term notes were sold at an average interest rate of 4.9% and $475.2 million of floating-rate medium-term notes were sold at rates indexed to LIBOR, prime, or commercial paper rates. Medium-term notes outstanding at year-end 1993 were $1,854.8 million. During the year, bank bills totaling $154.4 million and trade bills totaling $184.2 million were discounted at an average interest rate of 5.6% and 8.0%, respectivly. In connection with its match funding objectives, the Company entered into a variety of interest rate contracts including interest rate swap and cap agreements. Interest rate swap agreements totaled $2,047.3 million and interest rate cap agreements totaled $500.0 million at year-end 1993.

               The Company has entered into forward exchange contracts to hedge its U.S. dollar denominated obligations in Australia and Canada against currency fluctuations. At December 31, 1993, the outstanding forward exchange contracts totaled $146.6 million.

          On a consolidated basis, equity capital at the end of 1993 was $418.0 million, an increase of $64.0 million during the year. This increase included $30.0 million of additional equity investment made by Caterpillar and $37.8 million of retained earnings from operations. The increase in debt, the equity investment from Caterpillar, and the funds provided by operations were used to finance the increase in the portfolio. The ratio of debt to equity at December 31, 1993 was 7.3 to 1, compared with
     6.8 to 1 for 1992 and 6.7 to 1 for 1991.

     Item 8.  Financial Statements and Supplementary Data

          The information required by Item 8 is included as a part of this report on pages 16 through 29.

     Item 9.  Changes in and Disagreements with Accountants on
     Accounting and              Financial Disclosure

               None.

     PART III.

     Item 10.  Directors and Executive Officers of the Registrant

               Information for Item 10 is not required.  See General
     Instruction J.

     Item 11.  Executive Compensation

               Information for Item 11 is not required.  See General
     Instruction J.

     Item 12.  Security Ownership of Certain Beneficial Owners and
     Management

               Information for Item 12 is not required.  See General
     Instruction J.

     Item 13.  Certain Relationships and Related Transactions

               Information for Item 13 is not required.  See General
     Instruction J.




     PART IV.

     Item 14.  Exhibits, Financial Statement Schedules, and Reports on
     Form 8-K

          (a) The following documents are filed as part of this report:

               1.  Financial Statements

                       Report of Independent Accountants
                    Consolidated Statement of Financial Position at
                         December 31,    1993, 1992, and 1991
                    Consolidated Statement of Income and Retained
                         Earnings for      the Years Ended December 31,
                         1993, 1992, and 1991
                    Consolidated Statement of Cash Flows for the
                         Years Ended        December 31, 1993, 1992, and
                         1991
                    Notes to Consolidated Financial Statements

               2.  Financial Statement Schedules

                    Schedule IX - Short-term Borrowings

                    All other schedules are omitted because they are
                         not applicable or required information is shown in the financial statements or the notes thereto.

          (b)  Reports on Form 8-K

                    None

          (c)  Exhibits

               3.1  Certificate of Incorporation of the Company
                         (incorporated by reference from Exhibit 3.1 to the Company's Form 10, as amended, Commission File No. 0-13295).

               3.2  Bylaws of the Company (incorporated by reference
                         from Exhibit 3.2 to the Company's Annual Report on Form 10-K, for the year ended December 31, 1990, Commission File No.
                    0-13295).

               4.1  Indenture, dated as of April 15, 1985, between
                         the Company and Morgan Guaranty Trust Company of New York, as Trustee, including form of Debt Security (see Table of Contents to
                         Indenture)(incorporated by reference from
                         Exhibit 4.1 to the Company's Registration
                         Statement on Form S-3, Commission File No. 33-
                         2246).

               4.2  First Supplemental Indenture, dated as of May
                         22, 1986, amending the Indenture dated as of April 15, 1985 between the Company and Morgan Guaranty Trust Company of New York, as Trustee (incorporated by reference from Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 20, 1986, Commission File No. 0-13295).

               4.3  Second Supplemental Indenture, dated as of March
                         15, 1987, amending the Indenture dated as of April 15, 1985 between the Company and Morgan Guaranty Trust Company of New York, as Trustee (incorporated by reference from Exhibit 4.3 to the Company's Current Report on Form 8-K dated April 24, 1987, Commission File No. 0-13295).

               4.4  Third Supplemental Indenture, dated as of
                         October 2, 1989, amending the Indenture dated as of April 15, 1985, between the Company and Morgan Guaranty Trust Company of New York, as Trustee (incorporated by reference from Exhibit
                         4.3 to the Company's Current Report on Form 8-K, dated
                    October 16, 1989, Commission File No. 0-13295).

               4.5  Fourth Supplemental Indenture, dated as of
                         October 1, 1990, amending the Indenture dated April 15, 1985, between the Company and Morgan Guaranty Trust Company of New York, as Trustee (incorporated by reference from Exhibit 4.3 to the Company's Current Report on Form 8-K, dated
                    October 29, 1990, Commission File No. 0-13295).

               4.6  Indenture, dated as of July 15, 1991, between
                         the Company and Continental Bank, National
                         Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K, dated July 25, 1991, Commission File No. 0-13295).

               4.7  Support Agreement, dated as of December 21,
                         1984, between the Company and Caterpillar
                         (incorporated by reference from Exhibit 4.2 to the Company's Form 10, as amended, Commission File No. 0-13295).

              10.1  Tax Sharing Agreement, dated as of June 21,
                         1984, between the Company and Caterpillar
                         (incorporated by reference from Exhibit 10.3 to the Company's Form 10, as amended, Commission File No. 0-13295).

              10.2  Revolving Credit Agreement, dated as of February
                         22, 1991, among the Company, as the Borrower, the several financial institutions parties thereto (the "Banks"), and The First National Bank of Chicago, as agent for the Banks (incorporated by reference from Exhibit 10.2 to the Company's Annual Report on Form 10-K, for the year ended December 31, 1990, Commission File No. 0-13295).

              10.3  Amendment to the Revolving Credit Agreement,
                         described in Exhibit 10.2 of the Company's
                         Annual Report on Form 10-K for the year ending December 31, 1990, extending the Termination Date from February 20, 1994 to February 20, 1995 (incorporated by reference from Exhibit 10.3 to the Company's Annual Report on Form 10-K, for the year ended December 31, 1991, Commission File No. 0-13295).

              10.4  Amendment to the Revolving Credit Agreement,
                         described in Exhibit 10.2 of the Company's
                         Annual Report on Form 10-K for the year ending December 31, 1990, extending the Termination Date from February 20, 1995 as amended by
                         Exhibit 10.3 of the Company's Annual Report on Form 10-K for the year ending December 31, 1991, to February 20, 1996 (incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, Commission File No. 013295).






               12   Statement Setting Forth Computation of Ratio of
                         Profit to Fixed Charges.

                    (The ratios of profit to fixed charges for the
                         years ending December 31, 1993, 1992, and 1991 were 1.33, 1.28, and 1.23, respectively.)

               23   Consent of Price Waterhouse

Signatures


                      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 Caterpillar Financial Services Corporation
                                                (Registrant)



                 Dated:  March 4, 1994               By:          /s/ Nancy L.
     Snowden
     Nancy L. Snowden, Secretary


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

         Date                       Signature
     Title

     March 4, 1994       /s/ James S. Beard            President,
     Director and
                            (James S. Beard)        Principal
     Executive
                                                      Officer


     March 4, 1994       /S/ F. Lynn McPheeters        Executive
     Vice President
                            (F. Lynn McPheeters)         and
     Director



     March 4, 1994       /s/ James W. Wogsland         Director
                            (James W. Wogsland)



     March 4, 1994       /s/ Kenneth C. Springer       Controller
     and Principal
                            (Kenneth C. Springer)   Accounting
     Officer



     March 4, 1994       /s/ Frank C. Carder           Treasurer
     and Principal
                            (Frank C. Carder)            Financial
     Officer

REPORT OF INDEPENDENT ACCOUNTANTS


     To the Board of Directors and Shareholder of Caterpillar Financial Services Corporation

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 11 present fairly, in all material respects, the financial position of Caterpillar Financial Services Corporation and its subsidiaries at December 31, 1993, 1992, and 1991, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note 8 to the consolidated financial statements, in 1992 the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) 109, "Accounting for Income Taxes."









     PRICE WATERHOUSE

     Peoria, Illinois
          January 21, 1994
CATERPILLAR FINANCIAL SERVICES CORPORATION

         CONSOLIDATED STATEMENT OF FINANCIAL POSITION
     (Millions of dollars)


                                                                      December
     31,
                                                      1993       1992
        1991

     Assets:
       Cash and cash equivalents                  $   15.6   $   11.5
     $   20.4
       Finance receivables (Notes 2,3, and 5):
         Wholesale notes receivable                  142.8       49.3
           -
         Retail notes receivable                   1,035.5      858.5
       623.9
         Investment in finance receivables         2,350.8    1,970.1
     1,840.8
                                                   3,529.1    2,877.9
     2,464.7

         Less:  Unearned income                      348.2      315.8
       288.7
                Allowance for credit losses           41.5       36.5
        31.0
                                                   3,139.4    2,525.6
     2,145.0

       Equipment on operating leases,
         less accumulated depreciation (Note 4)      364.6      276.7
       283.0
       Other assets                                   45.1       29.5
        40.6

     Total assets                                 $3,564.7   $2,843.3
     $2,489.0

     Liabilities and stockholder's equity:
       Payable to dealers and customers           $   13.7   $   11.1
     $    1.5
       Payable to Caterpillar Inc. (Note 10)           3.9        2.9
         3.5
       Accrued interest payable                       33.6       28.0
        27.4
       Income tax payable (Note 8)                    36.0       30.0
         8.8
       Other liabilities                               5.4        3.2
         1.1
       Short-term borrowings (Note 6)              1,138.2      913.1
       672.5
       Current maturities of long-term debt
         (Note 7)                                    492.5      492.4
       562.7
       Long-term debt (Note 7)                     1,410.4      995.9
       876.3
       Deferred income taxes (Note 8)                 13.0       12.7
        22.3  Total liabilities                             3,146.7
     2,489.3    2,176.1


     Commitments and contingent liabilities
       (Note 7)

       Common stock - $1 par value
         Authorized: 2,000 shares
         Issued and outstanding: one share           250.0      220.0
       210.0
       Profit employed in the business               175.5      137.7
       101.1
       Foreign currency translation

         adjustment (Note 1G)                         (7.5)      (3.7)
         1.8
     Total stockholder's equity                      418.0      354.0
       312.9

     Total liabilities and stockholder's equity   $3,564.7   $2,843.3
     $2,489.0




         (See Notes to Consolidated Financial Statements)

  CATERPILLAR FINANCIAL SERVICES CORPORATION

         CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

         FOR THE YEARS ENDED DECEMBER 31,
     (Millions of dollars)



                                                  1993          1992
        1991

     Revenues:
                   Wholesale finance income                $  5.8
     $  4.1       $    -
       Retail finance income                    246.4         235.2
       227.7
       Rental income                             95.7          88.7
        78.0
       Other income, net                         15.7          14.4
        10.7
              Total revenues                    363.6         342.4
       316.4

     Expenses:
       Interest (Notes 6 & 7)                   173.1         174.4
       176.3
       Depreciation                              69.6          63.1
        54.4
       General, operating, and administrative    41.7          32.9
        29.6
       Provision for credit losses               20.8          20.4
        13.2
              Total expenses                    305.2         290.8
       273.5

     Income before income taxes, minority
       interest, and cumulative effect of
       change in accounting for income
       taxes                                     58.4          51.6
        42.9

     Provision for income taxes (Note 8)         21.3          17.6
        14.4

     Minority interest in earnings (losses)
       of subsidiary                             (0.7)            -
           -

     Income before cumulative effect of change
       in accounting for income taxes            37.8          34.0
        28.5

     Cumulative effect of change in accounting
       for income taxes                             -           2.6
           -

              Net income                         37.8          36.6
        28.5

     Retained earnings - beginning of year      137.7         101.1
        72.6

     Retained earnings - end of year           $175.5        $137.7
      $101.1










  (See Notes to Consolidated Financial Statements)
CATERPILLAR FINANCIAL
 SERVICES CORPORATION

         CONSOLIDATED STATEMENT OF CASH FLOWS

         FOR THE YEARS ENDED DECEMBER 31,
     (Millions of dollars)

                                                          1993        1992
       1991

     Cash flows from operating activities:
       Net income                              $   37.8    $   36.6
     $   28.5
       Adjustments for noncash items:
         Depreciation                              69.6        63.1
       54.4
         Provision for credit losses               20.8        20.4
       13.2
         Other                                     (4.4)       (6.1)
       (5.7)
       Change in assets and liabilities:
         Receivables from customers and others    (15.3)       14.9
      (14.6)
         Deferred and refundable income taxes         -        (9.5)
        2.2
         Payable to dealers and customers           2.8        10.1
       (2.0)
         Payable to Caterpillar Inc.                1.0         (.6)
       (7.0)
         Accrued interest payable                   5.5          .7
        9.5
         Income tax payable                         6.0        21.4
       (2.6)
         Other, net                                 2.1         2.1
       (2.5)
           Net cash provided by operating
             activities                           125.9       153.1
       73.4

     Cash flows from investing activities:
       Additions to equipment                    (204.1)     (121.2)
     (118.7)
       Disposals of equipment                      32.6        31.2
       19.5
       Additions to finance receivables        (2,023.0)   (1,601.5)
     (1,268.6)
       Collections of finance receivables       1,388.8     1,197.8
      999.3
       Other, net                                    .2         (.3)
         .2
           Net cash used for investing
             activities                          (805.5)     (494.0)
     (368.3)

     Cash flows from financing activities:
       Additional paid in capital                  30.0        10.0
       10.0
       Proceeds from long-term debt issues        918.4       617.0
      691.3
       Payments on long-term debt                (517.4)     (567.7)
     (410.7)
       Short-term borrowings, net                 253.5       275.0
        2.8
           Net cash provided by financing
             activities                           684.5       334.3
      293.4

     Effect of exchange rate changes on cash        (.8)       (2.3)
        (.4)

     Net change in cash and cash equivalents        4.1        (8.9)
       (1.9)

     Cash and cash equivalents at beginning
       of year                                     11.5        20.4
       22.3

     Cash and cash equivalents at end of year  $   15.6    $   11.5
     $   20.4






         (See Notes to Consolidated Financial Statements)

CATERPILLAR FINANCIAL SERVICES CORPORATION

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Dollar amounts in millions)

              NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A.  Operations and basis of consolidation

          Caterpillar Financial Services Corporation (the "Company") is a wholly owned finance subsidiary of Caterpillar Inc. ("Caterpillar"). The Company provides financing of earthmoving, construction, and materials handling machinery and engines sold by Caterpillar dealers, and turbine engines sold by Solar Turbines Incorporated through offices located in North America, Australia, and Europe. The Company also provides customer and dealer loans for various business purposes.

          The accompanying financial statements include the accounts of Caterpillar Financial Services Corporation and its foreign subsidiaries.

          Certain amounts in the prior period financial statements have been reclassified to conform to the 1993 presentation.

     B.  Recognition of earned income

          Retail finance income - Income on retail finance receivables (financing leases, installment sale contracts, and customer and dealer loans) is recognized over the term of the contract at a constant rate of return on the scheduled uncollected principal balance.

          Wholesale finance income - Income on wholesale finance receivables (dealer floor planning in Germany and rental fleet financing in the United States) is recognized based on the daily balance of wholesale receivables outstanding and the applicable effective interest rate.

          Rental income - Income on operating leases is reported over the life of the operating lease in the period earned.

          Fee income - Loan origination fees are amortized to finance income using the interest method over the contractual terms of the finance receivables. Commitments fees are amortized to other income using the straight-line method over the commitment period.

          Recognition of income is suspended when management determines that collection of future income is not probable.
     Accrual is resumed if the receivable becomes contractually current and collection doubts are removed; previously suspended income is recognized at that time.

     C.  Depreciation

          Depreciation on operating leases is recognized using the straight-line method over the lease term. The depreciable basis is the original cost of the equipment less the estimated residual value of the equipment at the end of the lease term. Depreciation on property and equipment, other than equipment on operating leases, that the Company owns, was less than $1.3 million for 1993.







     D.  Cash and cash equivalents

          Cash and cash equivalents include cash on hand or on deposit with banks and highly liquid short-term investments with maturities of three months or less at the time of purchase.

     E.  Allowance for credit losses

          Management regularly evaluates factors affecting the collectibility of receivable balances and maintains an allowance for credit losses, which it believes is sufficient to cover uncollectible accounts. Uncollectible receivable balances are written off against the allowance for credit losses when the underlying collateral is repossessed. Prior to 1993, uncollectible receivable balances were written off when the underlying collateral was sold.

     F.  Income taxes

          The Company has a tax sharing agreement with Caterpillar in which the Company consents to the filing of consolidated income tax returns with Caterpillar, and Caterpillar agrees, among other things, to collect from or pay to the Company its allocated share of any consolidated income tax liability or credit applicable to any period for which the Company is included as a member of the consolidated group in a manner determined as if each company in the consolidated group had computed its tax on a separate return basis. Similar agreements exist between Caterpillar Financial Australia Limited and Caterpillar of Australia Ltd. with respect to taxes payable in Australia, and between the Company and Caterpillar with respect to taxes payable in Germany.

     G.  Foreign currency translation

          Assets and liabilities of foreign subsidiaries are translated at current exchange rates, and the effects of translation adjustments are reported as a separate component of stockholder's equity entitled "Foreign currency translation adjustment."

     NOTE 2 - RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

               The contractual maturities of outstanding receivables at December 31, 1993, were:

                    Installment       Financing
     Amounts due in    contracts         leases          Notes
     Total

        1994            $  415.9        $  392.5       $  362.2
     $1,170.6
        1995               304.1           296.6          288.1
     888.8
        1996               189.7           198.5          219.6
     607.8
        1997                70.8           116.7          115.2
     302.7
        1998                14.0            56.4          123.2
     193.6
     Thereafter              1.0            74.7           70.0
     145.7
                           995.5         1,135.4        1,178.3
     3,309.2
     Residual Value            -           219.9              -
     219.9

        Total           $  995.5        $1,355.3       $1,178.3
     $3,529.1

          Receivables generally may be repaid or refinanced without penalty prior to contractual maturity. Accordingly, this presentation should not be regarded as a forecast of future cash collections. At December 31, 1993, the recognition of finance income had been suspended on $20.1 million of finance receivables compared with $23.4 million at December 31, 1992, and $40.4 million at December 31, 1991.

          Activity relating to the allowance for credit losses is shown below:

                                                      1993        1992
          1991

     Balance at beginning of year                    $36.5       $31.0
         $30.8
     Provision for credit losses                      20.8        20.4
          13.2
     Aquisition of Spanish subsidiary                  3.5           -
             -
     Less:  Receivables written off, net of
              recoveries                              18.8        14.3
          13.0
            Foreign currency translation
             adjustment                                .5          .6
             -

     Balance at end of year                          $41.5       $36.5
         $31.0


     NOTE 3 - INVESTMENT IN FINANCING LEASES

                                                      1993        1992
          1991

     Total minimum lease payments receivable      $1,135.4    $  982.3
      $  893.3
     Estimated residual value of leased assets:
       Guaranteed                                     71.4        55.1
          65.1
       Unguaranteed                                  148.5       123.7
          97.7
                                                   1,355.3     1,161.1
       1,056.1
     Less:  Unearned income                          229.5       212.2
         182.0

     Net investment in financing leases           $1,125.8    $  948.9
      $  874.1


     NOTE 4 - EQUIPMENT ON OPERATING LEASES

          Components of the Company's investment in equipment on operating leases, less accumulated depreciation, at December 31 were as follows:

                                                      1993        1992
         1991

     Equipment on operating leases, at cost         $503.5      $402.0
       $402.5
     Less:
       Accumulated depreciation                      138.9       125.2
        119.2
       Unearned investment tax credits                   -          .1
           .3


     Equipment on operating leases, net             $364.6      $276.7
       $283.0

               At December 31, 1993, scheduled minimum rental payments for operating leases were as follows:

               Amounts due in:

                      1994                          $103.1
                      1995                            83.2
                      1996                            55.5
                      1997                            29.2
                      1998                            15.0
                   Thereafter                          8.5

                     Total                          $294.5






     NOTE 5 - CONCENTRATION OF CREDIT RISK

          The Company's receivables are primarily composed of receivables under installment sale contracts, receivables arising from leasing transactions, and notes receivable. The Company generally maintains a secured interest in equipment financed, and a substantial portion of its business activity is with customers located within the United States. Receivables from customers in construction-related industries made up approximately one-third of total finance receivables as of December 31, 1993, 1992 and 1991, respectively. However, no single customer or region represents a significant concentration of credit risk.

     NOTE 6 - SHORT-TERM BORROWINGS

          Total average short-term borrowings during 1993, 1992, and 1991 were $1,038.3 million, $776.9 million, and $662.8 million, respectively. Commercial paper and bank borrowings outstanding at December 31, 1993, generally had maturities not exceeding 90 days with average discount rates of 3.6% and 7.0%, respectively. The approximate weighted average interest rate on short-term borrowings was 4.8%, 5.2%, and 7.2% for 1993, 1992, and 1991,
     respectively. Interest paid on short-term borrowings was $58.3 million in 1993, $60.3 million in 1992, and $62.3 million in 1991.

               Short-term borrowings at December 31, consisted of the following:

                                                      1993        1992
         1991

     Notes payable to banks, net                  $  335.7      $195.5
       $ 32.3
     Commercial paper, net                           797.2       714.0
        638.8
     Other                                             5.3         3.6
          1.4


     Total                                        $1,138.2      $913.1
       $672.5


          At December 31, 1993, the Company had available in the United States, Australia, Canada, Germany, Sweden, and the United Kingdom, a total of $990.7 million of short-term credit lines which expire at various dates in 1994, and $64.7 million of long-term credit lines which expire at various dates from January 1996 to May 1996. These credit lines are with a number of banks and are considered support for the Company's outstanding commercial paper, commercial paper guarantees, the discounting of bank and trade bills, and bank borrowings at various interest rates. At December 31, 1993, there were $326.1 million of these lines utilized for bank borrowings in Australia, Germany, Sweden, and the United Kingdom.

          The Company also has a $455.0 million revolving credit agreement with a group of banks. This agreement is also considered support for the Company's outstanding commercial paper and commercial paper guarantees. The agreement terminates in 1996 and provides for borrowings at interest rates which vary according to LIBOR or money market rates. At December 31, 1993, there were no borrowings under this agreement.

          The above-mentioned credit agreements require the Company to maintain its consolidated ratio of profit before taxes plus fixed charges to fixed charges at no less than 1.1 to 1 for each quarter; the Company's total liabilities to total stockholder's equity may not exceed 8.0 to 1; and the Company's tangible net worth must be at least $20.0 million.

          In connection with its match funding objectives, the Company entered into a variety of interest rate contracts including interest rate swap and cap agreements, options, and forward rate agreements. These agreements are entered into with major financial institutions to reduce the Company's exposure to changes in interest rates by matching the maturities of interest- earning assets with comparable maturities of long-term and short-term funding. The interest differentials to be paid or received are accrued as interest rates change and are recognized over the lives of the agreements.

          As of December 31, 1993, there were outstanding swap and cap agreements with notional amounts totaling $2,047.3 million and $500.0 million, respectively. These agreements have terms generally ranging up to five years, which effectively changed $1,050.6 million of floating rate debt to fixed rate debt, $629.1 million of fixed rate debt to floating rate debt, and $867.6 million of floating rate debt to floating rate debt having different conditions. In connection with swap agreements having a total notional amount of $95.1 million, the Company entered into option agreements which would allow the counterparty to enter into swap agreements at some future date or alter the conditions of certain swap agreements. The Company's outstanding forward rate agreements totaled $246.0 million at year end, and the premiums paid or received on these agreements have been deferred and are being recognized over the lives of the agreements.

          The Company is exposed to possible credit loss in the event of nonperformance by the counterparties to these above-mentioned swap and cap agreements. The notional amounts of these agreements are significantly greater than the amount subject to credit risk. As of December 31, 1993, there was an accrued receivable of $2.8 million relating to these contracts. In addition, the Company may incur additional costs in replacing at current market rates any contracts for which a counterparty fails to perform.

          The Company has entered into forward exchange contracts to hedge its U.S. dollar denominated obligations in Australia and Canada against currency fluctuations. These contracts have terms generally ranging up to three months and do not subject the Company to risk due to exchange rate movements, because the gains and losses on the contracts offset the losses and gains on the liabilities being hedged. At December 31, 1993, the Company had forward exchange contracts totaling $146.6 million of which $143.1 million represent contracts with Caterpillar.

     NOTE 7 - LONG-TERM DEBT

          During 1993, the Company publicly issued $892.3 million of medium-term notes, of which $417.1 million were at fixed interest rates and $475.2 million were at floating interest rates indexed to LIBOR, prime, or commercial paper rates. Interest rates on fixed-rate medium-term notes are established by the Company as of the date of issuance. The notes are offered on a continuous basis through agents and have maturities ranging from nine months to 15 years. The weighted average interest rate on all outstanding medium-term notes was 6.1% at December 31, 1993. Interest paid on long-term debt in 1993, 1992, and 1991 was $102.1 million, $107.8 million, and $98.5 million, respectively.

          Long-term debt outstanding at December 31, 1993, matures as follows:

                      1994                       $  492.5
                      1995                          486.8
                      1996                          247.2
                      1997                          240.2
                      1998                          216.3
                   Thereafter                       219.9

                     Total                       $1,902.9




          At December 31, 1993, the Company was also contingently
     liable under     guarantees of securities of certain Caterpillar
     dealers totaling
     $249.6 million of which $173.5 million was outstanding. These guarantees have terms ranging up to two years. At December 31, 1992, the Company was contingently liable for $48.1 million. No loss is anticipated under these guarantees.

     NOTE 8 - INCOME TAXES

          Effective January 1, 1992, the Company adopted SFAS 109, "Accounting for Income Taxes." Prior years' financial statements have not been restated. For years prior to 1992, income taxes were computed based on Accounting Principles Board Opinion (APB)
     11. Net deferred tax liabilities as of January 1, 1992, were reduced by $2.6 million as a result of the adoption of SFAS 109. The 1992 tax provision was not materially different from the amount which would have resulted from applying APB 11.

          The components of the provision for income taxes were as follows for the years ended December 31:

                                                     1993        1992
         1991

     Current tax provision (credit):
       U.S. federal taxes                           $17.4       $13.6
        $ 9.4
       Foreign taxes                                  2.9         4.8
          1.6
       U.S. state taxes                               2.5         2.8
          1.5
                                                     22.8        21.2
         12.5

     Deferred tax provision (credit):
       U.S. federal taxes                            (1.2)        (.1)
            -
       Foreign taxes                                  (.6)       (3.8)
           .7
       U.S. state taxes                                .3          .3
          1.2
                                                     (1.5)       (3.6)
          1.9
     Total provision for income taxes               $21.3       $17.6
        $14.4

          Current tax provision (credit) is the amount of income taxes reported or expected to be reported on the Company's tax returns. Income taxes paid in 1993, 1992, and 1991 totaled $14.8 million, $2.2 million, and $14.8 million, respectively.

          In August 1993, the U.S. federal income tax rate for corporations was increased from 34% to 35% effective January 1, 1993. As a result of the rate increase, net U.S. deferred tax liabilities and the 1993 provision for income taxes were increased $0.9 million.

          Differences between accounting rules and tax laws cause differences between the bases of certain assets and liabilities for financial reporting and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under SFAS 109 and consisted of the following components at December 31:

                                                     1993         1992


     U.S. federal, U.S. state, and foreign taxes:
       Deferred tax assets:
         Minimum tax credit carryforwards          $ 22.0       $ 24.7

         General business credit carryforwards          -           .2

                                                     22.0         24.9


       Deferred tax liabilities - primarily
         capital assets                             (35.0)       (37.6)

     Valuation allowance for deferred tax assets        -            -

     Deferred taxes - net                          $(13.0)      $(12.7)


          No valuation allowance for the Company's deferred tax assets was necessary at December 31, 1993. The Company's tax credit carryforwards may be carried forward indefinitely.

          For 1991 under APB 11, the tax effect of timing differences, net of alternative minimum tax, represented deferred income tax provision reported in the financial statements because the following items were recognized in the results of operations in different years than in the tax returns:
                                                                1991

     U.S. federal, U.S. state, and foreign taxes:
       Finance lease income and depreciation
        $ 1.5
       Provision for credit losses
            -
       Other - net
           .4

     Deferred tax provision
        $ 1.9

          The provision for income taxes was different than would result from applying the U.S. statutory rate to income before income taxes and minority interest for the reasons set forth in the following reconciliation:

                                                     1993        1992
         1991

     Taxes computed at U.S. statutory rates         $20.4       $17.5
        $14.6
       Increases (decreases) in taxes
                     resulting from:
         Finance income not subject to federal
           taxation                                  (2.5)       (2.7)
         (2.6)
         State income taxes - net of federal taxes    1.8         2.0
          1.8
         Subsidiaries' results subject to tax

           rates other than U.S. statutory rates       .9          .8
           .6
         Change in U.S. federal tax rate               .9           -
            -
         Other, net                                   (.2)          -
            -

     Provision for income taxes                     $21.3       $17.6
        $14.4

          The domestic and foreign components of income before income taxes and minority interest of consolidated companies were as follows:

                                                     1993        1992
         1991

     Domestic                                       $54.4       $51.0
        $38.4
     Foreign                                          4.0          .6
          4.5

     Total                                          $58.4       $51.6
        $42.9

          The foreign component of income before taxes and minority interest is comprised of the profit of all consolidated subsidiaries located outside the United States.

     NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

          The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

          Cash and cash equivalents, Other assets, Liabilities other than long-term debt and deferred income taxes, Forward exchange contracts, and Guarantees of securities. For these items, the carrying amount is a reasonable estimate of fair value.

          Finance receivables - net. Fair value of the outstanding receivables (excluding tax-oriented leases) is estimated by discounting the future cash flows using the Company's current rates for new receivables with similar remaining maturities. Historical experience of bad debts is also factored into the calculation.

          Long-term debt. Fair value is estimated by discounting the future cash flows using the Company's current borrowing rates for similar types and maturities of debt.

          Interest rate swaps and options. Fair value is estimated based upon the amount that the Company would receive or pay to terminate the agreements as of the reporting date.

          The estimated fair values of the Company's financial instruments are as follows:

                                                 1993
     1992
                                         Carrying    Fair      Carrying
        Fair
                                          Amount     Value      Amount
        Value
     Cash and cash equivalents          $   15.6  $   15.6    $   11.5
     $   11.5 Finance receivables - net
       (excluding tax-oriented leases)   2,806.2   2,821.5     2,253.1
      2,275.4
     Other assets                           45.1      45.1        29.5
         29.5
     Liabilities other than long-term
       debt and deferred income taxes    1,230.8   1,230.8       988.3
        988.3
     Long-term debt                      1,902.9   1,941.6     1,488.3
      1,520.3

     Off-balance-sheet financial
       instruments:
       Interest rate swaps/caps/options:
         In a net receivable position*       2.8       7.9         1.2
          2.7
         In a net payable position*         (7.3)    (24.1)       (6.6)
        (22.4)     Forward exchange contracts*          (1.5)     (1.5)
            .1         .1
       Guarantees of securities           (173.5)   (173.5)      (48.1)
        (48.1)

     *The amounts shown under "Carrying amount" represent accruals or deferred income (fees) arising from these off-balance-sheet financial instruments.

     NOTE 10 - TRANSACTIONS WITH RELATED PARTIES

          Caterpillar has made capital contributions to the Company of $250.0 million. The Company has also entered into a support agreement with Caterpillar whereby the parent will cause the Company to have at all times a net worth of at least $20.0 million.



          To supplement external debt financing sources, the Company has variable amount lending agreements with Caterpillar (including one of its subsidiaries). Under these agreements, which may be amended from time to time, the Company may borrow up to $53.8 million from Caterpillar, and Caterpillar may borrow up to $83.8 million from the Company. All of the variable amount lending agreements are effective for indefinite terms and may be terminated by either party upon 30 days' notice. At December 31, 1993, 1992, and 1991, the Company had no outstanding borrowings or loans receivable under these agreements.

          The Company has also entered into forward exchange contracts with Caterpillar to hedge the U.S. dollar denominated borrowings in Australia against currency fluctuations. All of these contracts generally have maturities not exceeding 90 days. At December 31, 1993, 1992, and 1991, the Company had contracts with Caterpillar totaling $143.1 million, $116.4 million, and $119.9 million, respectively.

          The Company entered into agreements with a subsidiary of Caterpillar to purchase, at a discount, some or all of this subsidiary's receivables generated by sales of products to Caterpillar dealers in Germany, Austria, and the Czech Republic. The total purchases (dealer floor planning) in 1993 and 1992 amounted to $210.2 million and $201.7 million, respectively, and the cash discount earned was $4.4 million and $3.4 million, respectively. At
     December 31, 1993, wholesale notes receivable balances related to floor planning were $124.1 million compared with $49.3 million at December 31, 1992.

          Periodically, the Company offers below-market-rate financing to customers under merchandising programs. When such terms provide less than the Company's standard interest rates, Caterpillar and its subsidiaries remit an amount equal to the interest differential to the Company which is recognized as income over the term of the contract. During 1993, the Company received $7.9 million from Caterpillar and its subsidiaries relative to such programs, compared with $5.7 million in 1992 and $9.6 million in 1991.

          The Company reimburses Caterpillar and its subsidiaries for services provided. The amount of such charges was $4.2 million, $3.9 million, and $3.7 million for the years ended December 31, 1993, 1992, and 1991, respectively.

     NOTE 11 - LEASES

          The Company leases certain offices and other property through operating leases. Lease expense on these leases is charged to operations as incurred. Total rental expense for operating leases was $3.7 million, $3.1 million, and $2.4 million for 1993, 1992, and 1991, respectively. Minimum payments for operating leases having initial or remaining noncancelable terms in excess of one year are:

                      1994                        $ 1.8
                      1995                          1.7
                      1996                          1.4
                      1997                          1.4
                      1998                          1.1
                   Thereafter                       2.7

                     Total                        $10.1







     NOTE 12 - SEGMENT INFORMATION

          Although the majority of its business is done in the United States, the Company also conducts its operations through foreign subsidiaries in Australia, Canada, and Europe. Total assets, revenues, and net income applicable to operations by geographic segments were as follows:


                                                     1993        1992
         1991

     Assets:

       Domestic                                  $2,878.1    $2,401.4
     $2,186.0
       Foreign                                      779.9       507.9
        354.3
                                                  3,658.0     2,909.3
      2,540.3
       Less:  Investment in subsidiaries             93.1        63.0
         50.3
              Intercompany balances                    .2         3.0
          1.0

     Total assets                                $3,564.7    $2,843.3
     $2,489.0

     Revenues:
       Domestic                                  $  293.0    $  286.5
     $  265.0
       Foreign                                       70.7        55.9
         51.4
                                                    363.7       342.4
        316.4
       Less intercompany interest                      .1           -
            -

     Total revenues                              $  363.6    $  342.4
     $  316.4

     Net income:
       Domestic                                  $   35.4    $   36.9
     $   26.3
       Foreign                                        2.4         (.3)
          2.2

     Total net income                            $   37.8    $   36.6*
     $   28.5

     *After restatement for the cumulative effect of $2.6 million ($2.5 million domestic) which resulted from the change in accounting for income taxes.

     NOTE 13 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

          Financial data for the interim periods were as follows:

                                                   QUARTERS

                                FIRST         SECOND        THIRD
      FOURTH
                             1993   1992   1993   1992   1993   1992
     1993   1992
     Total revenues         $86.4  $82.4  $90.1  $84.7  $91.5  $87.5
     $95.6  $87.8
     Income before
       income taxes, minority
       interest, and cumulative
       effect of change
       in accounting
       for income taxes      15.3   11.0   14.6   13.4   15.9   14.9
     12.6   12.3

     Net income              10.1    9.8*   9.4    8.8    9.0    9.9
     9.3    8.1


     *After restatement for the cumulative effect of $2.6 million which
     resulted      from the change in accounting for income taxes.


      CATERPILLAR FINANCIAL SERVICE CORPORATION

              Schedule IX - Short-Term Borrowings
                     (Dollars in millions)



                                            At Dec 31,
       Average for Year<F1>                                      Weighted
      Maximum      Amount
                                      Average   Outstanding
     Outstanding Weighted
                                      Interest  During the   During the
     Interest
       Description          Balance<F2>    Rate       Period      Period<F3>
       Rate

     1993:

     Notes payable to banks  $336.0      7.0%      $336.0      $251.8
       8.1%

     Commercial paper         798.6      3.6        821.8       782.3
       3.7

     The Caterpillar Money
       Market Account           5.3      3.6          5.3         4.2
       3.6<F4>


     1992:

     Notes Payable to banks  $195.5      8.6%      $195.5      $ 97.1
       9.1%

     Commercial paper         717.0      4.7        735.4       677.1
       4.6

     The Caterpillar Money
       Market Account           3.6      3.8          3.6         2.7
       4.2<F4>


     1991:

     Notes payable to banks  $ 32.3      8.1%      $ 34.0      $ 29.6
      11.2%

     Commercial paper         642.0      6.4        691.1       633.0
       7.0

     The Caterpillar Money
       Market Account           1.4      5.6          1.4          .2
       6.3<F4>


     <F1>The weighted average interest rates were computed by relating
     interest for      the year to average daily borrowings.

     <F2>Commercial paper and notes payable to banks balances represent the face
      amount.  Unamortized discounts at December 31, 1993, 1992, and
     1991 were $1.7
      million, $3.0 million, and $3.2 million, respectively.

     <F3>Commercial paper balances represent proceeds (face amount less discount).

     <F4>The rate does not reflect issue costs of the money market account
     which was     started in the third quarter of 1991.  The rate
     reflecting issue costs was      8.2%, 11.8%, and 46.9% for 1993,
     1992, and 1991, respectively.