Form 10-Q
period 1994-03-31
CATERPILLAR FINANCIAL SERVICES CORP
filed 1994-05-16
CIK 764764

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549



     (Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended           March 31, 1994

                                OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                  to

     Commission File No.                 0-13295


                  CATERPILLAR FINANCIAL SERVICES CORPORATION
            (Exact name of Registrant as specified in its charter)


                DELAWARE                                 37-1105865
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)                Identification No.)


           3322 WEST END AVENUE, NASHVILLE, TENNESSEE 37203-0983
                (Address of principal executive offices)



            Registrant's telephone number, including area code:
                              (615) 386-5800


         Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes    X    No

         The Registrant complies with the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

         At March 31, 1994, one share of common stock of the Registrant was outstanding.

              Caterpillar Financial Services Corporation

            Form 10-Q for the Quarter Ended March 31, 1994


                                Index



     PART I. FINANCIAL INFORMATION

                                                                 Page No.


     Item 1.  Financial Statements (Unaudited)

              Consolidated Statement of Financial Position           3

              Consolidated Statement of Income                       4

              Consolidated Statement of Cash Flows                   5

              Notes to Consolidated Financial Statements             6


     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                 7-9



     PART II.  OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K                      10

     Signatures                                                     11

     Exhibit Index                                                  12

                             PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Caterpillar Financial Services Corporation

             Consolidated Statement of Financial Position
                             (Unaudited)
                        (Millions of Dollars)

                                             March 31,   Dec. 31,  March 31,
                                                1994       1993       1993
     Assets:
       Cash and cash equivalents             $   11.1   $   15.6   $   12.0
       Finance receivables:
         Wholesale notes receivable             176.9      142.8       42.2
         Retail notes receivable              1,035.0    1,035.5      894.2
         Investment in finance receivables    2,487.0    2,350.8    2,000.2
                                              3,698.9    3,529.1    2,936.6

         Less:  Unearned income                 359.9      348.2      314.6
                Allowance for credit losses      43.6       41.5       38.8
                                              3,295.4    3,139.4    2,583.2
       Equipment on operating leases,
         less accumulated depreciation          371.2      364.6      277.3
       Other assets                              59.3       45.1       36.1

     Total assets                            $3,737.0   $3,564.7   $2,908.6

     Liabilities and stockholder's equity:
       Payable to dealers and customers      $    5.4   $   13.7   $    3.1
       Payable to Caterpillar Inc.                4.1        3.9        3.3
       Accrued interest payable                  59.1       33.6       47.6
       Income tax payable                        42.6       36.0       36.7
       Other liabilities                         13.0        5.4        3.7
       Short-term borrowings                  1,176.2    1,138.2      971.8
       Current maturities of long-term debt     512.9      492.5      545.1
       Long-term debt                         1,489.3    1,410.4      922.1
       Deferred income taxes                      8.2       13.0       10.5
     Total liabilities                        3,310.8    3,146.7    2,543.9

       Common stock - $1 par value
         Authorized:  2,000 shares
         Issued & outstanding: one share        250.0      250.0      220.0
       Profit employed in the business          181.9      175.5      147.7
       Foreign currency translation
         adjustment                              (5.7)      (7.5)      (3.0)
     Total stockholder's equity                 426.2      418.0      364.7
     Total liabilities and stockholder's
       equity                                $3,737.0   $3,564.7   $2,908.6








            (See Notes to Consolidated Financial Statements)










              Caterpillar Financial Services Corporation

                               Consolidated Statement of Income
                             (Unaudited)
                        (Millions of Dollars)








                                                     Three Months Ended
                                                    March 31,  March 31,
                                                       1994       1993
     Revenues:
       Wholesale finance income                       $  2.4     $  1.2
       Retail finance income                            66.1       59.2
       Rental income                                    29.0       23.0
       Other income                                      4.7        3.1
         Total revenues                                102.2       86.5

     Expenses:
       Interest                                         45.9       42.3
       Depreciation                                     21.9       16.4
       General, operating, and administrative           10.7        9.1
       Provision for credit losses                       5.0        3.3
       Other expense                                     9.0         .2
         Total expenses                                 92.5       71.3

     Income before income taxes and minority interest    9.7       15.2

     Provision for income taxes                         (3.5)      (5.3)

     Minority interest in losses of subsidiary            .2         .1

     Net Income                                       $  6.4     $ 10.0
















                (See Notes to Consolidated Financial Statements)




              Caterpillar Financial Services Corporation

                 Consolidated Statement of Cash Flows
                             (Unaudited)
                        (Millions of Dollars)

                                                  Three Months Ended
                                                 March 31,  March 31,
                                                    1994       1993
     Cash flows from operating activities:
       Net income                                 $   6.4    $  10.0
       Adjustments for noncash items:
         Depreciation                                21.9       16.4
         Provision for credit losses                  5.0        3.3
         Other                                        6.3       (1.0)
       Change in assets and liabilities:
         Receivables from customers and others      (12.6)      (7.4)
         Deferred and refundable income taxes        (4.9)      (2.4)
         Payable to dealers and customers            (8.6)      (8.0)
         Payable to Caterpillar Inc.                   .2         .4
         Accrued interest payable                    25.2       19.5
         Income tax payable                           6.6        6.7
         Other, net                                  (1.4)        .5
           Net cash provided by operating
             activities                              44.1       38.0

     Cash flows from investing activities:
       Additions to equipment                       (37.3)     (19.7)
       Disposals of equipment                        10.1        3.6
       Additions to finance receivables            (589.1)    (352.3)
       Collections of finance receivables           445.4      297.3
       Other, net                                      .1        1.6
           Net cash used for investing
             activities                            (170.8)     (69.5)

     Cash flows from financing activities:
       Proceeds from long-term debt issues          251.9       90.4
       Payments on long-term debt                  (153.7)    (111.5)
       Short-term borrowings, net                    23.9       52.8
           Net cash provided by financing
             activities                             122.1       31.7

     Effect of exchange rate changes on cash           .1         .3

     Net change in cash and cash equivalents         (4.5)        .5

     Cash and cash equivalents at beginning
       of year                                       15.6       11.5

     Cash and cash equivalents at end of quarter   $ 11.1     $ 12.0







                (See Notes to Consolidated Financial Statements)


              Notes to Consolidated Financial Statements
                     (Dollar Amounts in Millions)

     1. The accompanying unaudited consolidated financial statements have been prepared by Caterpillar Financial Services Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes the disclosures are adequate, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto presented in the Company's 1993 Annual Report and the Company's Annual Report on Form 10-K. Unless the context otherwise requires, the term "Company" includes subsidiary companies.

         The information furnished reflects, in the opinion of management, all adjustments, which include normal and recurring accruals, necessary for a fair presentation of the consolidated statements of financial position, income, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the year.

         Certain amounts in the prior period financial statements have been reclassified to conform to the current presentation.

     2. Income on financing leases, installment sale contracts, and customer and dealer loans (retail finance income) is recognized over the term of the contract at a constant rate of return on the scheduled uncollected principal balance. Income on dealer floor planning and rental fleet financing (wholesale finance income) is recognized based on the daily balance of wholesale receivables outstanding and the applicable effective interest rate. Income on operating leases (rental income) is reported over the life of the operating lease in the period earned.
     Loan origination fees are amortized to finance income using the interest method over the contractual lives of the finance receivables.
     Commitment fees are amortized to other income using the straight-line method over the commitment period.

     3. The Company has a tax sharing agreement with Caterpillar Inc. ("Caterpillar") in which the Company and Caterpillar agree, among other things, to collect from or pay to the Company its allocated share of any consolidated U.S. income tax liability or credit applicable to any period for which the Company is included as a member of the consolidated group. Similar agreements exist between Caterpillar Financial Australia Limited and Caterpillar of Australia Ltd. with respect to taxes payable in Australia, and between the Company and Caterpillar with respect to taxes payable in Germany.

     4. During the first three months of 1994, the Company publicly issued $245.0 million of medium-term notes. The notes are offered on a continuous basis through agents and have maturities ranging from nine months to 15 years. Interest rates on fixed-rate medium-term notes are established by the Company as of the date of issuance. Interest rates on floating-rate medium-term notes are based on various indices. The weighted average interest rate on all outstanding medium-term notes was 5.8% at March 31, 1994. Long-term debt outstanding at March 31, 1994, matures as follows:

                             1994         $  349.3
                             1995            588.8
                             1996            302.7
                             1997            242.1
                             1998            239.0
                             1999            103.4
                          Thereafter         176.9
                             Total        $2,002.2






     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     A.  Consolidated Results of Operations

         Three Months Ended March 31, 1994 vs. Three Months Ended March 31,
         1993

         Total revenues for the first quarter of 1994 were $102.2 million, an 18% increase over 1993 first quarter revenues of $86.5 million. The increase in revenues was primarily the result of earnings from the larger portfolio which increased to $3,688.0 million at March 31, 1994 from $2,871.6 million at March 31, 1993.

         The Company financed new retail business transactions totaling $441.2 million during the first quarter of 1994 compared with $316.9 million during the first quarter of 1993. New retail financing in the first quarter was higher than 1993 levels due to increased machine financing in the United States and Europe. The Company had wholesale financing during the first quarter of 1994 of $82.3 million, compared with $48.4 million for the first quarter of 1993.

         The annualized interest rate on finance receivables (computed by dividing annualized finance income by the average monthly finance receivable balances) was 8.7% for the first quarter of 1994 compared with 9.4% for the first quarter of 1993. Tax benefits associated with governmental lease-purchase contracts and a portion of tax benefits associated with long-term tax-oriented leases are not reflected in such annualized interest rates. The decrease in the annualized interest rate reflected a decrease in interest rates charged to customers.

         Other income of $4.7 million for the first quarter of 1994 included fees, gains on sales of equipment returned from lease, and other miscellaneous income. The increase of $1.6 million during the first quarter of 1994, as compared with the same period in 1993, was primarily due to a higher amount of fees collected and earned.

         First quarter interest expense of $45.9 million was $3.6 million higher than 1993 first quarter interest expense due to increased borrowings to support the larger portfolio, mostly offset by lower borrowing rates as the average cost of borrowed funds was 6.0% for the first quarter of 1994, compared with 7.1% for the first quarter of 1993.

         Depreciation expense for the first quarter of 1994 was $21.9 million, $5.5 million higher than the same period in 1993. This increase resulted from additional equipment on operating leases which, computed as a monthly average balance, increase 24.7%.

         General, operating, and administrative expenses increased $1.6 million during the first quarter of 1994 compared with the same period last year. This increase resulted primarily from staff-related and other expenses required for expansion into Europe and to service the larger portfolio. The Company's full-time employment increased from 343 at March 31, 1993 to 369 at March 31, 1994.








       Provision for credit losses during the first quarter of 1994 was $5.0 million, compared with $3.3 million during the first quarter last year, reflecting the increased levels of new business. Receivables, net of recoveries, of $3.3 million were written off against the allowance for credit losses during the first quarter of 1994 compared with $1.2 million during the first quarter of 1993. Receivables past due over 30 days were 2.1% of total receivables at March 31, 1994, compared with 2.7% at March 31, 1993. Past due percentages for the first quarter of 1994 decreased primarily as a result of an improving U.S. economy and collection efforts. The allowance for credit losses is monitored to provide for an amount which, in management's judgment, will be adequate to cover uncollectible receivables. At March 31, 1994, the allowance for credit losses was $43.6 million which was 1.3% of finance receivables, net of unearned income, compared with $38.8 million and 1.5% at March 31, 1993, respectively.

         Other expense of $9.0 million for the first quarter of 1994 primarily resulted from unrealized losses due to marking to market the Company's written interest rate caps and swaptions which are used as part of its overall funding strategy. The unrealized losses represent the estimated present value of future costs of the contracts based upon interest rates as of March 31, 1994.

         The effective income tax rate for the first quarter of 1994 was 36% compared with 35% for the first quarter of 1993. The increase was primarily due to losses recorded by the Company's European subsidiaries' operations without a related tax benefit.

         Consolidated net income for the first quarter of 1994 was $6.4 million, $3.6 million below 1993 first quarter net income of $10.0 million. The decrease in net income resulted from the written cap and swaption agreements being marked to market with unrealized losses, net of tax, of $5.4 million. Without the marked-to-market adjustment for the written caps and swaptions, the consolidated net income for the first quarter of 1994 would be $11.8 million, $1.8 million above 1993 first quarter net income. This increase generally reflected the increased revenues from a larger portfolio. The increase was partially offset by an increased provision for credit losses due to growth in new business volume and administrative costs to support the larger portfolio.

      B.  Capital Resources and Liquidity

         The Company's operations were primarily funded with a combination of medium-term notes, commercial paper, bank borrowings, and retained earnings. The ratio of debt to equity at March 31, 1994 was 7.5 to 1 compared with 7.3 to 1 at December 31, 1993.

         Total debt outstanding as of March 31, 1994 was $3,178.3 million, an increase of $137.3 million over that at December 31, 1993, and was primarily comprised of $1,960.6 million of medium-term notes, $776.6 million of commercial paper, and $392.8 million of notes payable to banks. The increase in debt and the funds provided by operations were used to finance the increase in the portfolio.

         The Company is currently considering an asset-backed securitization of approximately $300 million of its fixed-rate installment sale contracts. The proceeds would be used to reduce existing debt.

         At March 31, 1994, the Company had available in the United States, Australia, Canada, Germany, Spain, Sweden, and the United Kingdom a total of $1,065.1 million of short-term credit lines which expire at various dates in 1994 and first quarter 1995, and $34.4 million of long-term credit lines which expire at various dates from March 1996 to May 1996. These credit lines are with a number of banks and are considered support for the Company's outstanding commercial paper, commercial paper guarantees, the discounting of bank and trade bills, and bank borrowings at various interest rates. At March 31, 1994, there were $378.1 million of these lines utilized for bank borrowings in Australia and Europe.

         The Company also has a $445.0 million revolving credit agreement with a group of banks. This agreement is also considered support for the Company's outstanding commercial paper and commercial paper guarantees. The agreement terminates in 1996 and provides for borrowings at interest rates which vary according to LIBOR or money market rates. At March 31, 1994, there were no borrowings under this agreement.

         In connection with its match funding objectives, the Company entered into a variety of interest rate contracts including interest rate swap and cap agreements, options, and forward rate agreements. These agreements are entered into with major financial institutions to reduce the Company's exposure to changes in interest rates by matching the maturities of interest-earning assets with comparable maturities of long-term and short-term funding.

         As of March 31, 1994, there were outstanding swap and cap agreements with notional amounts totaling $2,265.5 million and $636.2 million, respectively. These agreements have terms generally ranging up to five years, which effectively changed $1,078.0 million of floating rate debt to fixed rate debt, $799.1 million of fixed rate debt to floating rate debt, and $1,024.6 million of floating rate debt to floating rate debt having different conditions. In connection with swap agreements having a total notional amount of $47.2 million, the Company entered into option agreements (swaptions) which would allow the counterparty to enter into swap agreements at some future date or alter the conditions of certain swap agreements. The Company has marked to market the written cap and swaption agreements which resulted in an after-tax charge of $5.4 million for unrealized losses.

         The company will continue to manage the written caps and swaptions on an economic basis. This could lead to future marked-to-market gains or losses. Increases in interest rates since the first quarter will result in an additional marked-to-market after-tax charge of $1.5 million as of April 30, 1994. It is the intention of the company that, going forward, the use of interest rate contracts will be limited to those that qualify for hedge accounting treatment, thereby minimizing fluctuations to the earnings of the Company created by marked-to-market accounting treatment.

         The Company's outstanding forward rate agreements totaled $298.2 million at the end of the first quarter of 1994. These agreements have terms generally ranging up to six months.

         The Company has entered into forward exchange contracts to hedge its U.S. dollar denominated obligations in Australia against currency fluctuations. At March 31, 1994, the outstanding forward exchange contracts totaled $144.4 million.

         To supplement external debt financing sources, the Company has variable amount lending agreements with Caterpillar (including one of its subsidiaries). Under these agreements, which may be amended from time to time, the Company may borrow up to $55.1 million from Caterpillar, and Caterpillar may borrow up to $85.1 million from the Company. All of the variable amount lending agreements are effective for indefinite terms and may be terminated by either party upon 30 days' notice. At March 31, 1994, December 31, 1993, and March 31, 1993, the Company had no outstanding borrowings or loans receivable under these agreements.

                     PART II.  OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits


               Exhibit No.                          Description



                  12 Statement Setting Forth Computation of Ratio of Profit to Fixed Charges

                                           (The ratios of profit before
                                           taxes plus fixed charges to fixed
                                           charges for the quarters ending
                                           March 31, 1994, and March 31,
                                           1993, were 1.21 and 1.35,
                                           respectively.)





          (b)  Reports on Form 8-K

               A report on Form 8-K dated February 22, 1994, was filed by the Company, containing an additional form of Medium-Term Note, Series E.








































                              Signatures



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



              Caterpillar Financial Services Corporation
                             (Registrant)






     Date:  May 16, 1994      By:       /s/K.C. Springer
                                       K.C. Springer, Controller and
                                       Principal Accounting Officer





     Date:  May 16, 1994      By:       /s/J.S. Beard
                                       J.S. Beard, President









































                            EXHIBIT INDEX



                                                            Sequentially
     Exhibit                                                   Numbered
     Number                       Description                           Page


       12           Statement Setting Forth Computation of        13
                    Ratio of Profit to Fixed Charges