Form 10-Q
period 1994-06-30
CATERPILLAR FINANCIAL SERVICES CORP
filed 1994-08-09
CIK 764764

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549



     (Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended           June 30, 1994

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

         At June 30, 1994, one share of common stock of the Registrant was outstanding.

              Caterpillar Financial Services Corporation

            Form 10-Q for the Quarter Ended June 30, 1994



                                Index



     PART I. FINANCIAL INFORMATION

                                                                 Page No.


     Item 1.  Financial Statements (Unaudited)

              Consolidated Statement of Financial Position           3

              Consolidated Statement of Income                       4

              Consolidated Statement of Cash Flows                   5

              Notes to Consolidated Financial Statements             6


     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                7-11



     PART II.  OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K                      12

     Signatures                                                     13

     Exhibit Index                                                  14

                             PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Caterpillar Financial Services Corporation

             Consolidated Statement of Financial Position
                             (Unaudited)
                        (Millions of Dollars)

                                             June 30,   Dec. 31,   June 30,
                                               1994       1993       1993
     Assets:
       Cash and cash equivalents             $   16.9   $   15.6   $   12.6
       Finance receivables:
         Wholesale notes receivable             394.9      142.8       93.2
         Retail notes receivable              1,069.0    1,035.5      938.8
         Investment in finance receivables    2,405.6    2,350.8    2,098.7
                                              3,869.5    3,529.1    3,130.7

         Less:  Unearned income                 355.6      348.2      316.1
                Allowance for credit losses      43.5       41.5       38.6
                                              3,470.4    3,139.4    2,776.0
       Equipment on operating leases,
         less accumulated depreciation          383.7      364.6      310.1
       Other assets                              78.4       45.1       37.4

     Total assets                            $3,949.4   $3,564.7   $3,136.1

     Liabilities and stockholder's equity:
       Payable to dealers and others         $   18.4   $   13.7   $    6.2
       Payable to Caterpillar Inc.                3.3        3.9        2.9
       Accrued interest payable                  33.8       33.6       31.8
       Income tax payable                        35.8       36.0       30.7
       Other liabilities                         19.8        5.4        4.5
       Short-term borrowings                  1,168.3    1,138.2    1,101.3
       Current maturities of long-term debt     714.4      492.5      539.5
       Long-term debt                         1,488.5    1,410.4    1,039.8
       Deferred income taxes                      3.9       13.0        8.0
     Total liabilities                        3,486.2    3,146.7    2,764.7

       Common stock - $1 par value
         Authorized:  2,000 shares
         Issued & outstanding: one share        275.0      250.0      220.0
       Profit employed in the business          190.4      175.5      157.1
       Foreign currency translation
         adjustment                              (2.2)      (7.5)      (5.7)
     Total stockholder's equity                 463.2      418.0      371.4
     Total liabilities and stockholder's
       equity                                $3,949.4   $3,564.7   $3,136.1








            (See Notes to Consolidated Financial Statements)







              Caterpillar Financial Services Corporation

                               Consolidated Statement of Income
                             (Unaudited)
                        (Millions of Dollars)










                                    Three Months Ended  Six Months Ended
                                    June 30,  June 30, June 30, June 30,
                                      1994      1993     1994     1993
     Revenues:
       Wholesale finance income     $  5.7    $  1.5   $  8.1   $  2.7
       Retail finance income          67.7      60.0    133.8    119.3
       Rental income                  30.1      24.2     59.1     47.2
       Other income                    5.4       4.7     10.0      7.8
         Total revenues              108.9      90.4    211.0    177.0

     Expenses:
       Interest                       51.7      42.7     97.7     85.0
       Depreciation                   22.7      17.8     44.6     34.2
       General, operating, and
         administrative               11.1       9.9     21.6     19.0
       Provision for credit losses     5.7       5.2     10.8      8.5
       Other expense                   4.7        .2     13.6       .5
         Total expenses               95.9      75.8    188.3    147.2

     Income before income taxes and
       minority interest              13.0      14.6     22.7     29.8

     Provision for income taxes        4.7       5.3      8.2     10.6

     Minority interest in losses
       of subsidiary                    .2        .1       .4       .2

     Net Income                     $  8.5    $  9.4   $ 14.9   $ 19.4












                (See Notes to Consolidated Financial Statements)




              Caterpillar Financial Services Corporation

                 Consolidated Statement of Cash Flows
                             (Unaudited)
                        (Millions of Dollars)

                                                  Six Months Ended
                                                 June 30,  June 30,
                                                   1994      1993
     Cash flows from operating activities:
       Net income                                $  14.9   $  19.4
       Adjustments for noncash items:
         Depreciation                               44.6      34.2
         Provision for credit losses                10.8       8.5
         Unrealized mark-to-market losses           13.2        -
         Other                                      (4.0)     (2.4)
       Change in assets and liabilities:
         Receivables from customers and others     (27.1)     (9.2)
         Deferred and refundable income taxes       (9.4)     (4.9)
         Payable to dealers and others               3.3      (4.7)
         Payable to Caterpillar Inc.                 (.6)       -
         Accrued interest payable                    (.2)      4.0
         Income tax payable                          (.3)       .8
         Other, net                                   .9       1.4
           Net cash provided by operating
             activities                             46.1      47.1

     Cash flows from investing activities:
       Additions to equipment                      (78.4)    (78.4)
       Disposals of equipment                       45.6      11.2
       Additions to finance receivables         (1,351.3)   (890.6)
       Collections of finance receivables          782.4     614.5
       Proceeds from sale of receivables, net      241.4        -
       Other, net                                     .5       1.6
           Net cash used for investing
             activities                           (359.8)   (341.7)

     Cash flows from financing activities:
       Additional paid-in capital                   25.0        -
       Proceeds from long-term debt issues         556.6     311.7
       Payments on long-term debt                 (259.2)   (220.6)
       Short-term borrowings, net                   (7.7)    204.6
           Net cash provided by financing
             activities                            314.7     295.7

     Effect of exchange rate changes on cash          .3        -

     Net change in cash and cash equivalents         1.3       1.1

     Cash and cash equivalents at beginning
       of year                                      15.6      11.5

     Cash and cash equivalents at end of quarter $  16.9   $  12.6







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

     4. During the first six months of 1994, the Company publicly issued $538.5 million of medium-term notes. The notes are offered on a continuous basis through agents and have maturities ranging from nine months to 15 years. Interest rates on fixed-rate medium-term notes are established by the Company as of the date of issuance. Interest rates on floating-rate medium-term notes are based on various indices. The weighted average interest rate on all outstanding medium-term notes was 5.9% at June 30, 1994. Long-term debt outstanding at June 30, 1994, matures as follows:

                             1994         $  245.8
                             1995            706.4
                             1996            404.8
                             1997            302.7
                             1998            240.3
                             1999            123.7
                          Thereafter         179.2
                             Total        $2,202.9






     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     A.  Consolidated Results of Operations

         Three Months Ended June 30, 1994 vs. Three Months Ended June 30,
         1993

         Total revenues for the second quarter of 1994 were $108.9 million, a 20% increase over 1993 second quarter revenues of $90.4 million. The increase in revenues was primarily the result of earnings from the larger portfolio which increased to $3,874.5 million at June 30, 1994 from $3,097.2 million at June 30, 1993.

         The company financed new retail business transactions totaling $540.7 million during the second quarter of 1994 compared with $456.8 million during the second quarter of 1993. New retail financing in the second quarter was higher than 1993 levels due to increased machine and engine financing. The Company had wholesale financing during the second quarter of 1994 of $272.0 million, compared with $67.3 million for the second quarter of 1993. The increase was primarily due to a program developed to support Caterpillar dealer rental fleets in the United States.

         The annualized interest rate on finance receivables (computed by dividing annualized finance income by the average monthly finance receivable balances) was 8.6% for the second quarter of 1994 compared with 9.3% for the second quarter of 1993. Tax benefits associated with governmental lease-purchase contracts and a portion of tax benefits associated with long-term tax-oriented leases are not reflected in such annualized interest rates. The decrease in the annualized interest rate reflected a decrease in interest rates charged to customers.

         Other income of $5.4 million for the second quarter of 1994 included fees, gains on sales of equipment returned from lease, gain on sale of receivables (see Capital Resources and Liquidity section), and other miscellaneous income. The increase of $0.7 million during the second quarter of 1994, as compared with the same period in 1993, was primarily due to the gain on receivables sold, partially offset by a lower amount of fees collected and earned.

         Second quarter interest expense of $51.7 million was $9.0 million higher than 1993 second quarter interest expense due to increased borrowings to support the larger portfolio. This increase was partially offset by lower borrowing rates as the average cost of borrowed funds was 6.1% for the second quarter of 1994, compared with 6.6% for the second quarter of 1993.

         Depreciation expense for the second quarter of 1994 was $22.7 million, $4.9 million higher than the same period in 1993. This increase resulted from additional equipment on operating leases which, computed as a monthly average balance, increased 21.8%.

         General, operating, and administrative expenses increased $1.2 million during the second quarter of 1994 compared with the same period last year. This increase resulted primarily from staff-related and other expenses required for expansion into Europe and to service the larger portfolio. The Company's full-time employment increased from 347 at June 30, 1993 to 390 at June 30, 1994.









         Provision for credit losses during the second quarter of 1994 was $5.7 million, compared with $5.2 million during the second quarter last year, reflecting the increased levels of new retail business. Receivables, net of recoveries, of $3.2 million were written off against the allowance for credit losses during the second quarter of 1994 compared with $4.9 million during the second quarter of 1993. Receivables past due over 30 days were 3.2% of total receivables at June 30, 1994, compared with 1.9% at June 30, 1993. Past due percentages for the second quarter of 1994 increased primarily in the fishing and coal mining industries. The allowance for credit losses is monitored to provide for an amount which, in management's judgment, will be adequate to cover uncollectible receivables. At June 30, 1994, the allowance for credit losses was $43.5 million which was 1.2% of finance receivables, net of unearned income, compared with $38.6 million and 1.4% at June 30, 1993, respectively.

         Other expense of $4.7 million for the second quarter of 1994 primarily resulted from recording unrealized losses on interest rate caps and swaptions written by the Company.

         The effective income tax rate for the second quarter of 1994 and the second quarter of 1993 was 36%.

         Net income for the second quarter of 1994 was $8.5 million, $0.9 million below 1993 second quarter net income of $9.4 million. The decrease in net income was primarily the result of recording unrealized losses on the written cap and swaption agreements, net of tax, of $2.8 million. This decrease was almost entirely offset by increased revenues from a larger portfolio.

         Six Months Ended June 30, 1994 vs. Six Months Ended June 30, 1993

         Total revenues for the first half of 1994 were $211.0 million, a 19% increase over the revenues for the first half of 1993 of $177.0 million. The increase in revenues was primarily the result of earnings from the larger portfolio.

         The Company financed new retail business transactions totaling $981.9 million during the first half of 1994 compared with $773.7 million during the first half of 1993. New retail financing in the first half of the year was higher than 1993 levels due to increased machine financing in Europe and the United States and increased engine financing in the United States. The Company had wholesale financing during the first half of 1994 of $354.3 million compared with $115.7 million for the first half of 1993. The increase was primarily due to a program developed to support Caterpillar dealer rental fleets in the United States.

         The annualized interest rate on finance receivables (computed by dividing annualized finance income by the average monthly finance receivable balances) was 8.7% for the first half of 1994 compared with 9.3% for the first half of 1993. Tax benefits associated with governmental lease purchase contracts and a portion of tax benefits associated with long-term tax-oriented leases are not reflected in such annualized interest rates. The decrease in the annualized interest rate reflected a decrease in interest rates charged to customers.










         Other income of $10.0 million for the first half of 1994 included fees, gains on sales of equipment returned from lease, gain on sale of receivables, and other miscellaneous income. The increase of $2.2 million during the first six months of 1994, as compared with the same period in 1993, was primarily due to the gain on sale of receivables, a higher amount of gains on sales of equipment returned from lease, and a higher amount of fees collected and earned.

         Interest expense for the first half of 1994 was $97.7 million, $12.7 million higher than the first six months of 1993 due to increased borrowings to support the larger portfolio. This increase was partially offset by lower borrowing rates as the average cost of borrowed funds was 6.1% for the first half of 1994 compared with 6.8% in 1993.

         Depreciation expense increased from $34.2 million for the first half of 1993 to $44.6 million for the first half of 1994 due to the increase in equipment on operating leases which, computed as a monthly average balance, increased 22.8%.

         General, operating, and administrative expenses for the first six months of 1994 increased $2.6 million over the same period last year primarily due to staff-related and other expenses required for expansion into Europe and to service the larger portfolio.

         Provision for credit losses during the first six months of 1994 increased from $8.5 million in the first half of 1993 to $10.8 million in the first half of 1994. This increase reflected increased levels of new retail business and a higher provision taken for the U.S. Company. Receivables, net of recoveries, of $6.5 million were written off against the allowance for credit losses during the first half of 1994 compared with $6.1 million during the first half of 1993.

         Other expense of $13.6 million for the first half of 1994 primarily resulted from recording unrealized losses on interest rate caps and swaptions written by the Company.

         The effective income tax rate for the first half of 1994 and the first half of 1993 was 36%.

         Net income for the first half of 1994 was $14.9 million compared with $19.4 million in the first half of 1993. The decrease in net income primarily resulted from the recording of unrealized losses on the written cap and swaption agreements, net of tax, of $8.1 million. This decrease was partially offset by increased revenues from a larger portfolio.

      B.  Capital Resources and Liquidity

         The Company's operations were primarily funded with a combination of medium-term notes, commercial paper, bank borrowings, asset-backed securities, additional equity capital of $25.0 million invested by Caterpillar, and retained earnings. The ratio of debt to equity at June 30, 1994 and at December 31, 1993 was 7.3 to 1.












         On June 30, 1994, the Company completed its first asset-backed securitization which was comprised of $242.5 million of fixed-rate installment sale contracts. The proceeds were used to reduce existing debt. The Company recognized a $1.3 million gain on this transaction in the second quarter of 1994 and will receive fees in future months for servicing these sold receivables.

         Total debt outstanding as of June 30, 1994 was $3,371.2 million, an increase of $330.1 million over that at December 31, 1993, and was primarily comprised of $2,148.6 million of medium-term notes, $561.0 million of commercial paper, and $451.4 million of notes payable to banks. The increase in debt and the funds provided by Caterpillar and by operations were used to finance the increase in the portfolio.

         At June 30, 1994, the Company had available a total of $1,242.5 million of short-term credit lines which expire at various dates in 1994 and the first half of 1995, and $34.7 million of long-term credit lines which expire at various dates from March 1996 to May 1996. These credit lines are with a number of banks and are considered support for the Company's outstanding commercial paper, commercial paper guarantees, the discounting of bank and trade bills, and bank borrowings at various interest rates. At June 30, 1994, there were $434.3 million of these lines utilized for bank borrowings in Australia and Europe.

         The Company also has a $445.0 million revolving credit agreement with a group of banks. This agreement is also considered support for the Company's outstanding commercial paper and commercial paper guarantees. The agreement terminates in 1996 and provides for borrowings at interest rates which vary according to LIBOR or other short-term interest rates. At June 30, 1994, there were no borrowings under this agreement.

         In connection with its match funding objectives, the Company utilizes a variety of interest rate contracts including interest rate swap and cap agreements, options, and forward rate agreements. These agreements are entered into with major financial institutions to manage the Company's exposure to changes in interest rates.

         As of June 30, 1994, there were outstanding swap, sold (written) cap, and purchased cap agreements with notional amounts totaling $1,935.0 million, $436.2 million, and $200.0 million, respectively. These agreements have terms generally ranging up to five years, which effectively change $1,073.3 million of floating rate debt to fixed rate debt, $786.0 million of fixed rate debt to floating rate debt, and $712.0 million of floating rate debt to floating rate debt having different conditions. The Company also has future swaps having a total notional amount of $110.8 million, which effectively change $62.8 million of floating rate debt to fixed rate debt and $48.0 million of fixed rate debt to floating rate debt. The first of these future swap agreements begins in September 1994. These future agreements generally have maturities ranging up to four years. In connection with swap agreements having a total notional amount of $40.0 million, the Company had outstanding written option agreements (swaptions) which would allow the counterparty to enter into swap agreements at some future date or alter the conditions of certain swap agreements. The Company has marked to market the written cap and swaption agreements which resulted in a before-tax charge of $13.2 million for unrealized losses for the first six months of 1994.









         The Company is continuing to manage the written caps and swaptions on an economic basis. This will lead to future mark-to-market gains or losses. It is the intention of the Company that, going forward, the use of interest rate contracts will be limited to those that qualify for hedge accounting treatment, thereby minimizing fluctuations to the earnings of the Company created by mark-to-market accounting treatment.

         The Company's outstanding forward rate agreements totaled $150.2 million at the end of the second quarter of 1994. These agreements have terms generally ranging up to six months.

         The Company has entered into forward exchange contracts to hedge its U.S. dollar denominated obligations in Australia against currency fluctuations. At June 30, 1994, the outstanding forward exchange contracts totaled $146.4 million.

         To supplement external debt financing sources, the Company has variable amount lending agreements with Caterpillar (including one of its subsidiaries). Under these agreements, which may be amended from time to time, the Company may borrow up to $106.5 million from Caterpillar, and Caterpillar may borrow up to $86.5 million from the Company. All of the variable amount lending agreements are effective for indefinite terms and may be terminated by either party upon 30 days' notice. At June 30, 1994, December 31, 1993, and June 30, 1993, the Company had no outstanding borrowings or loans receivable under these agreements.

                     PART II.  OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits


               Exhibit No.                          Description





                  12 Statement Setting Forth Computation of Ratio of Profit to Fixed Charges

                                           (The ratios of profit before taxes
                                           plus fixed charges to fixed
                                           charges for the quarters ending
                                           June 30, 1994, and June 30, 1993,
                                           were 1.24 and 1.33, respectively,
                                           and for the six months ending
                                           June 30, 1994, and June 30, 1993,
                                           were 1.23 and 1.34, respectively.)




          (b)  Reports on Form 8-K

               A report on Form 8-K dated July 21, 1994, was filed by the Company, in which the Company reported that it had executed a Distribution Agreement relating to the sale of up to $1,000,000,000 of its Medium-Term Notes, Series E, and filed the Distribution Agreement dated July 21, 1994.



































                              Signatures



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



              Caterpillar Financial Services Corporation
                             (Registrant)






     Date:  August 9, 1994         By:       /s/K.C. Springer
                                       K.C. Springer, Controller and
                                       Principal Accounting Officer





     Date:  August 9, 1994         By:       /s/J.S. Beard
                                       J.S. Beard, President






































                            EXHIBIT INDEX



                                                            Sequentially
     Exhibit                                                   Numbered
     Number                       Description                           Page


       12           Statement Setting Forth Computation of        15
                    Ratio of Profit to Fixed Charges