Form 10-Q
period 1994-09-30
CATERPILLAR FINANCIAL SERVICES CORP
filed 1994-11-08
CIK 764764

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549



     (Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended           September 30, 1994


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

         At September 30, 1994, one share of common stock of the Registrant was outstanding.

              Caterpillar Financial Services Corporation

          Form 10-Q for the Quarter Ended September 30, 1994



                                Index



     PART I. FINANCIAL INFORMATION

                                                                 Page No.


     Item 1.  Financial Statements (Unaudited)

              Consolidated Statement of Financial Position           3

              Consolidated Statement of Income                       4

              Consolidated Statement of Cash Flows                   5

              Notes to Consolidated Financial Statements           6-7


     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                 7-11



     PART II.  OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K                      12

     Signatures                                                     13

     Exhibit Index                                                  14

                             PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Caterpillar Financial Services Corporation

             Consolidated Statement of Financial Position
                             (Unaudited)
                        (Millions of Dollars)

                                             Sept. 30,   Dec. 31,   Sept. 30,
                                               1994       1993       1993
     Assets:
       Cash and cash equivalents             $   19.7   $   15.6   $   27.9
       Finance receivables:
         Wholesale notes receivable             486.2      142.8      121.5
         Retail notes receivable              1,035.6    1,035.5      958.6
         Investment in finance receivables    2,602.3    2,350.8    2,191.9
                                              4,124.1    3,529.1    3,272.0

         Less:  Unearned income                 376.8      348.2      323.0
                Allowance for credit losses      46.4       41.5       42.3
                                              3,700.9    3,139.4    2,906.7
       Equipment on operating leases,
         less accumulated depreciation          400.4      364.6      315.0
       Other assets                              90.3       45.1       47.0

     Total assets                            $4,211.3   $3,564.7   $3,296.6

     Liabilities and stockholder's equity:
       Payable to dealers and others         $   20.5   $   13.7   $    6.8
       Payable to Caterpillar Inc.                2.1        3.9        3.6
       Accrued interest payable                  54.6       33.6       51.0
       Income tax payable                        45.6       36.0       39.9
       Other liabilities                         19.4        5.4        4.8
       Short-term borrowings                  1,353.2    1,138.2    1,118.8
       Current maturities of long-term debt     726.2      492.5      531.4
       Long-term debt                         1,512.6    1,410.4    1,155.0
       Deferred income taxes                       .2       13.0        5.3
     Total liabilities                        3,734.4    3,146.7    2,916.6

       Common stock - $1 par value
         Authorized:  2,000 shares
         Issued & outstanding: one share        275.0      250.0      220.0
       Profit employed in the business          201.3      175.5      166.2
       Foreign currency translation
         adjustment                                .6       (7.5)      (6.2)
     Total stockholder's equity                 476.9      418.0      380.0
     Total liabilities and stockholder's
       equity                                $4,211.3   $3,564.7   $3,296.6








            (See Notes to Consolidated Financial Statements)







              Caterpillar Financial Services Corporation

                   Consolidated Statement of Income
                             (Unaudited)
                        (Millions of Dollars)










                                    Three Months Ended   Nine Months Ended
                                    Sept. 30, Sept. 30, Sept. 30, Sept. 30,
                                      1994     1993       1994      1993
     Revenues:
       Wholesale finance income     $  8.3    $  2.3     $ 16.4    $  4.9
       Retail finance income          68.4      62.5      202.2     181.8
       Rental income                  31.2      21.4       90.3      68.6
       Other income                    5.3       5.5       15.3      13.4
         Total revenues              113.2      91.7      324.2     268.7

     Expenses:
       Interest                       54.1      43.6      151.8     128.6
       Depreciation                   23.9      15.8       68.5      50.0
       General, operating, and
         administrative               12.1      10.8       33.7      29.8
       Provision for credit losses     5.1       5.4       15.9      13.9
       Other expense                    .8        .2       14.4        .7
         Total expenses               96.0      75.8      284.3     223.0

     Income before income taxes and
       minority interest              17.2      15.9       39.9      45.7

     Provision for income taxes        6.6       7.1       14.8      17.7

     Minority interest in losses
       of subsidiary                    .3        .2         .7        .4

     Net Income                     $ 10.9    $  9.0     $ 25.8    $ 28.4
















                (See Notes to Consolidated Financial Statements)




              Caterpillar Financial Services Corporation

                 Consolidated Statement of Cash Flows
                             (Unaudited)
                        (Millions of Dollars)

                                                  Nine Months Ended
                                                Sept. 30, Sept. 30,
                                                   1994      1993
     Cash flows from operating activities:
       Net income                                $  25.8   $  28.4
       Adjustments for noncash items:
         Depreciation                               68.5      50.0
         Provision for credit losses                15.9      13.9
         Unrealized mark-to-market losses           13.6        -
         Other                                      (5.4)     (3.9)
       Change in assets and liabilities:
         Receivables from customers and others     (36.6)    (18.6)
         Deferred and refundable income taxes      (13.1)     (7.4)
         Payable to dealers and others               5.1      (4.1)
         Payable to Caterpillar Inc.                (1.8)       .7
         Accrued interest payable                   20.5      23.1
         Income tax payable                          9.4      10.0
         Other, net                                  (.2)      1.6
           Net cash provided by operating
             activities                            101.7      93.7

     Cash flows from investing activities:
       Additions to equipment                     (125.3)   (128.8)
       Disposals of equipment                       63.6      27.9
       Additions to finance receivables         (2,047.5) (1,366.3)
       Collections of finance receivables        1,254.2     967.0
       Proceeds from sale of receivables, net      241.4        -
       Other, net                                     .9        .6
           Net cash used for investing
             activities                           (612.7)   (499.6)

     Cash flows from financing activities:
       Additional paid-in capital                   25.0        -
       Proceeds from long-term debt issues         717.0     552.9
       Payments on long-term debt                 (385.5)   (354.6)
       Short-term borrowings, net                  158.4     223.2
           Net cash provided by financing
             activities                            514.9     421.5

     Effect of exchange rate changes on cash          .2        .8

     Net change in cash and cash equivalents         4.1      16.4

     Cash and cash equivalents at beginning
       of year                                      15.6      11.5

     Cash and cash equivalents at end of quarter $  19.7   $  27.9




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

     2. Income on financing leases, installment sale contracts, and customer and dealer loans (retail finance income) is recognized over the term of the contract at a constant rate of return on the scheduled uncollected principal balance. Income on dealer floor planning and rental fleet financing (wholesale finance income) is recognized based on the daily balance of wholesale receivables outstanding and the applicable effective interest rate. Income on operating leases (rental income) is reported over the life of the operating lease in the period earned.
     Loan origination and commitment fees in excess of $500 are amortized to finance income using the interest method over the contractual lives of the finance receivables.

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

     4. During the first nine months of 1994, the Company publicly issued $684.8 million of medium-term notes. The notes are offered on a continuous basis through agents and have maturities ranging from nine months to 15 years. Interest rates on fixed-rate medium-term notes are established by the Company as of the date of issuance. Interest rates on floating-rate medium-term notes are based on various indices. The weighted average interest rate on all outstanding medium-term notes was 6.0% at September 30, 1994. Long-term debt outstanding at
     September 30, 1994, matures as follows:

                             1994         $  119.8
                             1995            737.6
                             1996            439.1
                             1997            364.8
                             1998            273.1
                             1999            124.7
                          Thereafter         179.7
                             Total        $2,238.8


     5.  In May 1993, the Financial Accounting Standards Board issued FAS
     No. 114 - Accounting by Creditors for Impairment of a Loan, which was amended by FAS No. 118 in October 1994. These new standards require that impaired loans within the scope of the statements be measured on the present value of expected future cash flows discounted at the loan's effective interest rate, or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Company believes that it is already in compliance with these standards except for a footnote disclosure that will be added to the 1994 year-end financial statements. These standards will not have a material effect on the Company's financial position or results of operations.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     A.  Consolidated Results of Operations

         Three Months Ended September 30, 1994 vs. Three Months Ended September 30, 1993

         Total revenues for the third quarter of 1994 were $113.2 million, a 23% increase over 1993 third quarter revenues of $91.7 million. The increase in revenues was primarily the result of earnings from the larger portfolio which increased to $4,125.2 million at September 30, 1994 from $3,233.4 million at September 30, 1993.

         The Company financed new retail business transactions totaling $496.1 million during the third quarter of 1994 compared with $487.2 million during the third quarter of 1993. New retail financing in the third quarter was higher than 1993 levels due to increased machine financing, partially offset by lower engine financing. The Company had wholesale financing during third quarter 1994 of $212.2 million, compared with $61.5 million for third quarter 1993. The increase was due to a program developed to support Caterpillar dealer rental fleets in the United States.

         The annualized interest rate on finance receivables (computed by dividing annualized finance income by the average monthly finance receivable balances) was 8.6% for the third quarter of 1994 compared with 9.1% for the third quarter of 1993. Tax benefits associated with governmental lease-purchase contracts and a portion of tax benefits associated with long-term tax-oriented leases are not reflected in such annualized interest rates.

         Other income of $5.3 million for the third quarter of 1994 included fees, gains on sales of equipment returned from lease, and other miscellaneous income. The decrease of $.2 million in other income during the third quarter of 1994, as compared with the same period in 1993, was primarily due to a lower amount of gains on sales of equipment returned from lease, partially offset by a higher amount of fees and other income.

         Third quarter interest expense of $54.1 million was $10.5 million higher than 1993 third quarter interest expense due to increased borrowings to support the larger portfolio. This increase was slightly offset by lower borrowing rates as the average cost of borrowed funds was 6.2% for the third quarter of 1994, compared with 6.4% for the third quarter of 1993.

         Depreciation expense for the third quarter of 1994 was $23.9 million, $8.1 million higher than the same period in 1993. This increase resulted from additional equipment on operating leases which, computed as a monthly average balance, increased 20.9%.






         General, operating, and administrative expenses increased $1.3 million during the third quarter of 1994 compared with the same period last year. This increase resulted primarily from staff-related and other expenses required to service the larger portfolio. The Company's full-time employment increased from 351 at September 30, 1993 to 404 at September 30, 1994.

         Provision for credit losses during the third quarter of 1994 was $5.1 million, compared with $5.4 million during the third quarter last year. Receivables, net of recoveries, of $2.6 million were written off against the allowance for credit losses during the third quarter of 1994 compared with $1.6 million during the third quarter of 1993.
     Receivables past due over 30 days were 2.4% of total receivables at September 30, 1994, compared with 2.3% at September 30, 1993. The allowance for credit losses is monitored to provide for an amount which, in management's judgment, will be adequate to cover uncollectible receivables. At September 30, 1994, the allowance for credit losses was $46.4 million which was 1.2% of finance receivables, net of unearned income (1.4% excluding wholesale receivables), compared with $42.3 million and 1.4% (1.5% excluding wholesale receivables) at September 30, 1993, respectively.

         Other expense of $.8 million for the third quarter of 1994 primarily resulted from recording unrealized losses on interest rate caps and swaptions written by the Company.

         The effective income tax rate for the third quarter of 1994 was 38% compared with 45% for the third quarter of 1993 which contained an adjustment of $1.4 million of tax expense due to an increase in the U.S. income tax rate.

         Net income for the third quarter of 1994 was $10.9 million, $1.9 million above 1993 third quarter net income of $9.0 million. The increase in net income was primarily the result of increased earnings from a larger portfolio and the U.S. income tax rate adjustment made in the third quarter of 1993, partially offset by lower rates on finance receivables.

         Nine Months Ended September 30, 1994 vs. Nine Months Ended September 30, 1993

         Total revenues for the first nine months of 1994 were $324.2 million, a 21% increase over the revenues for the first nine months of 1993 of $268.7 million. The increase in revenues was primarily the result of earnings from the larger portfolio.

         The Company financed new retail business transactions totaling $1,478.1 million during the first nine months of 1994 compared with $1,260.9 million during the first nine months of 1993. New retail financing in the first nine months of the year was higher than 1993 levels due to increased machine financing. The Company had wholesale financing during the first nine months of 1994 of $566.6 million compared with $177.2 million for the first nine months of 1993. The increase was due to a program developed to support Caterpillar dealer rental fleets in the United States.

         The annualized interest rate on finance receivables (computed by dividing annualized finance income by the average monthly finance receivable balances) was 8.6% for the first nine months of 1994 compared with 9.3% for the first nine months of 1993. Tax benefits associated with governmental lease purchase contracts and a portion of tax benefits associated with long-term tax-oriented leases are not reflected in such annualized interest rates.





         Other income of $15.3 million for the first nine months of 1994 included fees, gains on sales of equipment returned from lease, gain on sale of receivables, and other miscellaneous income. The increase of $1.9 million during the first nine months of 1994, as compared with the same period in 1993, was primarily due to servicing fees and other income related to receivables sold in the second quarter of 1994 and the gain on sale of these receivables, partially offset by a lower amount of gains on sales of equipment returned from lease.

         Interest expense for the first nine months of 1994 was $151.8 million, $23.2 million higher than the first nine months of 1993 due to increased borrowings to support the larger portfolio. This increase was partially offset by lower borrowing rates as the average cost of borrowed funds was 6.1% for the first nine months of 1994 compared with 6.7% in 1993.

         Depreciation expense increased from $50.0 million for the first nine months of 1993 to $68.5 million for the first nine months of 1994 due to the increase in equipment on operating leases which, computed as a monthly average balance, increased 22.4%.

         General, operating, and administrative expenses for the first nine months of 1994 increased $3.9 million over the same period last year primarily due to staff-related and other expenses required for expansion into Europe and to service the larger portfolio.

         Provision for credit losses during the first nine months of 1994 increased from $13.9 million in the first nine months of 1993 to $15.9 million in the first nine months of 1994. This increase reflected increased levels of new retail business. Receivables, net of recoveries, of $9.1 million were written off against the allowance for credit losses during the first nine months of 1994 compared with $7.7 million during the first nine months of 1993.

         Other expense of $14.4 million for the first nine months of 1994 primarily resulted from recording unrealized losses on interest rate caps and swaptions written by the Company.

         The effective income tax rate for the first nine months of 1994 was 37% compared with 39% for the first nine months of 1993, primarily due to an additional $1.4 million of current and deferred tax expense in the first nine months of 1993 due to an increase in the U.S. income tax rate.

         Net income for the first nine months of 1994 was $25.8 million compared with $28.4 million in the first nine months of 1993. The decrease in net income primarily resulted from the recording of losses (mainly unrealized) on the written cap and swaption agreements, net of tax, of $8.8 million. This decrease was partially offset by increased earnings from the larger portfolio.

      B.  Capital Resources and Liquidity

         The Company's operations during the year were primarily funded with a combination of medium-term notes, commercial paper, bank borrowings, retained earnings, and additional equity capital of $25.0 million invested by Caterpillar. The ratio of debt to equity at September 30, 1994 was 7.5 to 1 compared with 7.3 to 1 at December 31, 1993.









         Total debt outstanding as of September 30, 1994 was $3,592.0 million, an increase of $550.9 million over that at December 31, 1993, and was primarily comprised of $2,168.6 million of medium-term notes, $718.8 million of commercial paper, and $468.6 million of notes payable to banks. The increase in debt and the funds provided by operations and by Caterpillar were used to finance the increase in the portfolio.

         At September 30, 1994, the Company had available a total of $1,257.9 million of short-term credit lines which expire at various dates through third quarter 1995, and $35.6 million of long-term credit lines which expire at various dates from March 1996 to May 1997. These credit lines are with a number of banks and are considered support for the Company's outstanding commercial paper, commercial paper guarantees, the discounting of bank and trade bills, and bank borrowings at various interest rates. At September 30, 1994, there were $448.4 million of these lines utilized for bank borrowings in Australia and Europe.

         The Company also had a $445.0 million revolving credit agreement with a group of banks, which, at the Company's request, was terminated effective October 13, 1994. This agreement was also considered support for the Company's outstanding commercial paper and commercial paper guarantees. It provided for borrowings at interst rates which fluctuated according to LIBOR or other short-term interest rates. At September 30, 1994, there were no borrowings under this agreement. Effective October 13, 1994, the Company is participating with Caterpillar Inc. in two syndicated revolving credit facilities aggregating $1.8 billion, consisting of a $1.2 billion five-year facility and a $600.0 million 364-day revolving facility. The Company's initial allocation is $990.0 million, consisting of a $660.0 million five-year revolving credit and a $330.0 million 364-day revolving credit. The syndicated credit replaces $470.0 million of short-term credit lines in addition to the $445.0 million revolver. The Company has the ability to request a change in its allocation and will do so to maintain the required amount of commercial paper support.

         In connection with its match funding objectives, the Company utilizes a variety of interest rate contracts including swap, cap, and forward rate agreements. These agreements are entered into with major financial institutions to manage the Company's exposure to changes in interest rates.

         As of September 30, 1994, the Company had outstanding swap, sold (written) cap, and purchased cap agreements with notional amounts totaling $2,031.3 million, $437.3 million, and $200.0 million, respectively. These agreements have terms generally ranging up to five years, which effectively change $1,154.6 million of floating rate debt to fixed rate debt, $802.0 million of fixed rate debt to floating rate debt, and $712.0 million of floating rate debt to floating rate debt having different conditions. The Company also had swaps having future effective dates with a total notional amount of $112.5 million, which will effectively change $64.5 million of floating rate debt to fixed rate debt and $48.0 million of fixed rate debt to floating rate debt. The first of these future effective date swap agreements begins in October 1994 with most having maturities up to four years. In connection with a swap agreement having a total notional amount of $10.0 million, the Company had an outstanding written option agreement (swaption) which would allow the counterparty to change the termination date of an existing floating to fixed swap from October of 1998 to October of 1994. The Company has marked to market the written cap and swaption agreements and is continuing to manage these agreements on an economic basis, which will lead to future mark-to-market gains or losses.





         The Company's outstanding forward rate agreements totaled $82.9 million at the end of the third quarter of 1994. These agreements have terms generally ranging up to nine months.

         The Company has entered into forward exchange contracts to hedge its U.S. dollar denominated obligations in Australia against currency fluctuations. At September 30, 1994, the outstanding forward exchange contracts totaled $170.8 million.

         To supplement external debt financing sources, the Company has variable amount lending agreements with Caterpillar (including one of its subsidiaries). Under these agreements, which may be amended from time to time, the Company may borrow up to $107.0 million from Caterpillar, and Caterpillar may borrow up to $87.0 million from the Company. All of the variable amount lending agreements are effective for indefinite terms and may be terminated by either party upon 30 days' notice. At September 30, 1994, December 31, 1993, and September 30, 1993, the Company had no outstanding borrowings or loans receivable under these agreements.

                     PART II.  OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits


               Exhibit No.                          Description





                  12 Statement Setting Forth Computation of Ratio of Profit to Fixed Charges

                                           (The ratios of profit before taxes
                                           plus fixed charges to fixed
                                           charges for the quarters ending
                                           September 30, 1994, and
                                           September 30, 1993, were 1.31 and
                                           1.36, respectively, and for the
                                           nine months ending
                                           September 30, 1994, and
                                           September 30, 1993 were
                                           1.26 and 1.35, respectively.)




          (b)  Reports on Form 8-K

               None



































                              Signatures



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



              Caterpillar Financial Services Corporation
                             (Registrant)






     Date:  November 8, 1994  By:       /s/K.C. Springer
                                       K.C. Springer, Controller and
                                       Principal Accounting Officer





     Date:  November 8, 1994       By:       /s/J.S. Beard
                                       J.S. Beard, President






































                            EXHIBIT INDEX



                                                            Sequentially
     Exhibit                                                   Numbered
     Number                       Description                           Page


       12           Statement Setting Forth Computation of        15
                    Ratio of Profit to Fixed Charges