Form 10-K
period 1994-12-31
CATERPILLAR FINANCIAL SERVICES CORP
filed 1995-03-17
CIK 764764

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-K

(Mark One)
[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Fiscal Year Ended December 31, 1994 Commission File No. 0-13295

                                   OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

               CATERPILLAR FINANCIAL SERVICES CORPORATION
         (Exact name of Registrant as specified in its charter)

            Delaware                                       37-1105865
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                    Identification Number)

         3322 West End Avenue
         Nashville, Tennessee                           37203-0983
(Address of principal executive offices)                   (Zip Code)
Registrant's telephone number, including area code:  (615) 386-5800

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

     At December 31, 1994, there was (1) share of common stock of the Registrant outstanding, which is owned by Caterpillar Inc.

     The Registrant complies with the conditions set forth in General Instruction (J)(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

Documents Incorporated by Reference
1994                                None



PART I.

Item 1.  Business

General

     Caterpillar Financial Services Corporation (the "Company") is a wholly owned finance subsidiary of Caterpillar Inc. ("Caterpillar"). The Company and its wholly owned subsidiaries in North America, Australia, and Europe are principally engaged in the business of financing sales and leases of Caterpillar products and non-competitive related equipment through Caterpillar dealers and are also engaged in extending loans to Caterpillar customers and dealers. Unless the context otherwise requires, the term "Company" includes subsidiary companies.

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

     The Company's retail financing business is highly competitive. Financing for users of Caterpillar products is available through a variety of competitive sources, principally commercial banks and finance and leasing companies. The Company emphasizes prompt and responsive service to meet customer requirements and offers various financing plans designed to increase the opportunity for sales of Caterpillar products and generate financing income for the Company. In addition, the Company's competitive position is improved by merchandising programs of Caterpillar, its subsidiaries, and/or Caterpillar dealers.

     The following types of retail financing plans are currently offered:

          Installment sale contracts. The Company finances retail sales of equipment under installment sale contracts with terms generally from one to five years. Such contracts may be entered into (i) by dealers with their customers and assigned to the Company, or (ii) by the Company directly with equipment users.

          Tax-oriented leases. Under these leases, the Company is considered to be the owner of the equipment for tax purposes during the term of the lease (generally from two to seven years, except for special engine or turbine applications which may range up to 20 years). For financial accounting purposes, these leases are classified as either financing or operating leases depending upon the specific characteristics of the lease. The Company establishes a specific residual value on each product leased based on various factors including the use and application, price, product type, and lease term. Generally, the lessee, at the end of the lease term, may continue to lease the product or purchase the product for its fair market value. The profitability of these leases is affected by the Company's ability to realize estimated residual values upon selling or re-leasing the equipment at the termination of the leases.



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

          Customer and dealer loans. The Company offers loans for working capital and other business purposes to Caterpillar customers and dealers meeting the Company's credit requirements. The loans may be secured or unsecured and are for terms generally ranging from two to ten years.

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

     The Company also provides wholesale financing of Caterpillar dealer inventory in Germany, Austria, and the Czech Republic and Caterpillar dealer rental fleets in the United States and Canada. The product being financed is fully insured against physical damage. The amount of credit extended by the Company for each machine is generally limited to the invoice price of the new equipment. Maturities in Germany generally range from one to three months. In the United States and Canada the stated maturity of these rental fleet financings is generally 36 months, however, the Company's experience has been that most terminate within six months.

     The percentages of the total value of the Company's portfolio represented by these financing plans at December 31 of the past three years were as follows:

                                   1994      1993      1992
     Retail Financing:

         Installment sale contracts      23%       25%       25%

         Non-tax (financing) leases      20%       19%       19%

          Tax-oriented leases            19%       20%       20%

         Customer loans             18%       19%       18%

         Dealer loans                      6%           10%       12%

          Governmental lease-purchase
            contracts                       3%          3%          4%

          Wholesale Financing                  11%          4%          2%


     The Company periodically offers below-market-rate financing to customers which is subsidized by Caterpillar, its subsidiaries, and/or Caterpillar dealers. In all such cases, the cost of such subsidies is borne totally by Caterpillar, its subsidiaries, and/or the dealer (and not by the Company) and is settled at the time each transaction is executed.
     Tax-oriented leases and governmental lease-purchase contracts are currently offered at fixed interest rates and fixed rental payments. Non-tax (financing) leases, installment sale contracts, and customer and dealer loans are offered at either fixed or floating interest rates. Approximately 77% of the Company's portfolio involves financing with fixed interest rates and fixed payments. In order to reduce the impact of interest rate fluctuations on its operations, the Company has a match funding policy of structuring the maturities of a substantial percentage of its borrowed funds over periods which closely correspond to the maturities of its portfolio.

     The Company provides financing only when acceptable credit standards and criteria are met. Decisions regarding credit applications are based upon the customer's credit history and financial strength, the intended use of the equipment being financed, and other considerations. In general, the Company obtains a security interest in the equipment being financed. Additionally, approximately seven percent of the total value of the Company's portfolio (excluding loans to dealers) has recourse to a dealer.

     Management closely monitors past due accounts and regularly evaluates the collectibility of receivable balances. The Company maintains an allowance for credit losses which it believes is sufficient to cover uncollectible accounts. Once it has been determined by management that a portion of the receivable is not considered to be collectible, company policy is to write off against such allowance that portion of the outstanding receivable which cannot be recovered by leasing or selling the related equipment. Management believes the allowance for credit losses at December 31, 1994, is sufficient to provide for any losses which may be sustained on outstanding receivables. For more information on receivables and the allowance for credit losses, see Note 2 of the Notes to the Consolidated Financial Statements.

     The following table summarizes the Company's delinquency experience showing past-due receivables as a percentage of total receivables:

Delinquency Experience
                                                           December 31,

                                                     1994      1993       1992
      Past due 31 to 60 days .....................    .5%      0.7%       0.6%
      Past due over 60 days  .....................   1.7%      1.2%       1.9%

     At December 31, 1994, the largest single customer/dealer account represented 3.9% of the Company's portfolio and the five largest such customer/dealer accounts represented 10.4% of the portfolio. With respect to dealer financing, at December 31, 1994, the largest single dealer account represented 3.9% of the Company's portfolio and the five largest such dealer accounts collectively represented 9.1% of the portfolio. In the opinion of the Company, the loss of the business represented by any one of these accounts would not have a material adverse effect on the Company's overall business. The Company also has collateralized U.S. dollar denominated cross-border accounts with customers/dealers in Mexico. The Company does not anticipate losses from nonperformance by these accounts due to the Mexican economy.

Relationship with Caterpillar

     Caterpillar provides the Company with certain operational and financial support which is integral to the conduct of the Company's business. The employees of the Company are covered by various benefit plans, including pension/post-retirement plans, administered by Caterpillar. The Company also reimburses Caterpillar for certain corporate services. For more information on payments for services, see Note 10 of the Notes to the Consolidated Financial Statements.
     The Company, in conjunction with Caterpillar and its subsidiaries, periodically offers below-market-rate financing to customers under merchandising programs. Caterpillar, at the outset of the transaction, remits to the Company an amount equal to the present value of the interest differential which is recognized as income over the term of the contracts.
For more information on the interest differential payments, see Note 10 of the Notes to the Consolidated Financial Statements.

     The Company has agreements with a subsidiary of Caterpillar to purchase, at a discount, some or all of this subsidiary's receivables generated by sales of products to Caterpillar dealers in Germany, Austria, and the Czech Republic. These purchases (dealer floor planning) in 1994, 1993, and 1992 totaled $190.9 million, $210.2 million, and $201.7 million, respectively.

     Through December 31, 1994, Caterpillar had invested a total of $295.0 million in the equity of the Company. The Company and Caterpillar also have an agreement (the "Support Agreement") which provides, among other things, that Caterpillar will (i) remain, directly or indirectly, the sole owner of the Company, (ii) ensure that the Company will maintain a tangible net worth of at least $20.0 million, and (iii) permit the Company to use (and the Company is required to use) the name "Caterpillar" in the conduct of its business. The Support Agreement provides that it may be modified, amended, or terminated by either party. However, no such modification or amendment, which adversely affects the holders of any debt outstanding at the execution thereof, is binding on or in any manner becomes effective with respect to (i) any then outstanding commercial paper, or (ii) any other debt then outstanding unless such modification or amendment is approved in writing by the holders of 66-2/3% of the aggregate principal amount of such other debt. The obligations of Caterpillar under the Support Agreement are to the Company only and are not directly enforceable by any creditor of the Company, nor do such obligations constitute a guarantee by Caterpillar of the payment of any debt or obligation of the Company.

     To supplement external debt financing sources, the Company has variable amount lending agreements with Caterpillar (including one of its subsidiaries). Under these agreements, which may be amended from time to time, the Company may borrow up to $88.8 million from Caterpillar, and Caterpillar may borrow up to $88.8 million from the Company. All of the variable amount lending agreements are effective for indefinite terms and may be terminated by either party upon 30 days' notice. At December 31, 1994, 1993, and 1992, the Company had no outstanding borrowings or loans receivable under these agreements.

     To hedge the U.S. dollar denominated borrowings in Australia against currency fluctuations, the Company has forward exchange contracts with Caterpillar. All of these contracts generally have maturities not exceeding 90 days. At December 31, 1994, 1993, and 1992, the Company had contracts with Caterpillar totaling $172.6 million, $143.1 million, and $116.4 million, respectively.

     The Company has a tax sharing agreement with Caterpillar in which Caterpillar collects from or pays to the Company its allocated share of any consolidated U.S. income tax liability or credit applicable to any period for which the Company is included as a member of the consolidated group. Similar agreements exist between Caterpillar Financial Australia Limited and Caterpillar of Australia Ltd. with respect to taxes payable in Australia, and between the Company and Caterpillar with respect to taxes payable in Germany.

Item 2.  Properties

     The Company does not own any real estate. Its principal executive offices are comprised of approximately 63,000 square feet of office space at 3322 West End Avenue, Nashville, Tennessee.

     As of December 31, 1994, the Company had additional offices in or near Phoenix, Arizona; Dallas, Texas; Atlanta, Georgia; Baltimore, Maryland; Chicago, Illinois; Melbourne, Australia; Calgary, Alberta; Toronto, Ontario; Munich, Germany; Leipzig, Germany; Stockholm, Sweden; Oslo, Norway; Arhus, Denmark; Paris, France; London, England; and Madrid, Spain. For more information on leases, see Note 11 of the Notes to the Consolidated Financial Statements.

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

     New retail financing during 1994 totaled $2,183.4 million, a 14% increase over the $1,916.9 million financed in 1993 and a 43% increase over the 1992 new business of $1,531.8 million. These increases were due primarily to increased dealer deliveries of Caterpillar construction machines in the markets served by the Company. The Company had wholesale financing during 1994 of $821.5 million compared with $228.2 million for 1993. The increase was due to the introduction of a new program supporting Caterpillar dealer rental fleets in North America.

     New retail financing in 1995 is expected to slightly exceed 1994 levels. Wholesale financing in 1995 is expected to exceed 1994 levels due to expansion of the Caterpillar dealer rental fleet financing program in North America.

     Revenues from operations in the United States were more than 75% of total revenues in 1994, 1993, and 1992. Net income from operations in the United States was more than 90% of total net income in 1994, 1993, and 1992.

For more geographic segment information, see Note 12 of the Notes to the Consolidated Financial Statements.

     Past due percentages increased slightly in 1994. The allowance for credit losses will continue to be monitored to provide for an amount which, in management's judgement, will be adequate to cover uncollectible receivables.

     The introduction of a financing program supporting Cat dealer rental fleets in North America resulted in increased wholesale financing activity in 1994 compared to 1993. For more information on the composition of the Company's portfolio by financing plan, see "Item 1. Business."

1994 Compared With 1993

     Total revenues for 1994 were $447.0 million, a 23% increase over 1993 revenues of $364.6 million. The increase in revenues was primarily the result of earnings from the larger portfolio which increased to $4,437.6 million at December 31, 1994 from $3,522.1 million at December 31, 1993.

     The annualized interest rate on finance receivables (computed by dividing finance income by the average monthly finance receivable balances) was 8.6% for 1994 compared with 9.1% for 1993. Tax benefits associated with governmental lease-purchase contracts and a portion of tax benefits associated with long-term tax-oriented leases are not reflected in such annualized interest rates.

     Other income of $22.3 million for 1994 included fees, gains on sales of equipment returned from lease, income from and gain on sale of receivables, and other miscellaneous income. The increase of $5.6 million for 1994 was primarily due to servicing fees and other income related to receivables sold in the second quarter of 1994 and the gain on sale of these receivables, and a higher amount of fees related to guarantees of securities of certain Caterpillar dealers.

     Interest expense for 1994 was $212.1 million, $39.0 million higher than 1993 due to increased borrowings to support the larger portfolio. This increase was partially offset by lower borrowing rates as the average cost of borrowed funds was 6.2% in 1994 compared with 6.5% in 1993.

     Depreciation expense increased from $69.6 million in 1993 to $94.4 million in 1994 due to the increase in equipment on operating leases which, computed as a monthly average balance, increased 23%.

     General, operating, and administrative expenses increased $5.5 million over 1993 primarily due to staff-related and other expenses required for expansion into Europe and to service the larger portfolio. The Company's full-time employment increased from 361 at the end of 1993 to 414 at December 31, 1994.

     Provision for credit losses during 1994 increased from $20.8 million in 1993 to $23.2 million in 1994. This increase reflected increased levels of new retail business for 1994. Receivables, net of recoveries, of $13.2 million were written off against the allowance for credit losses during 1994 compared with $18.8 million during 1993. Receivables past due over 30 days increased slightly to 2.2% of total receivables at December 31, 1994 compared with 1.9% at December 31, 1993. The allowance for credit losses is monitored to provide for an amount which, in management's judgment, will be adequate to cover uncollectible receivables. At December 31, 1994, the allowance for credit losses was $49.5 million which was 1.2% of finance receivables, net of unearned income(1.4% excluding wholesale receivables), compared with $41.5 million and 1.3% (1.4% excluding wholesale receivables) at December 31, 1993, respectively.
     Other expense of $19.3 million for 1994 primarily resulted from recording $18.0 million of unrealized losses on interest rate caps and swaptions written by the Company. The Company has marked to market the written cap agreements. The Company is continuing to manage the written caps on an economic basis. This will lead to future mark-to-market gains or losses.

     The effective income tax rate for 1994 was 38% compared with 36% for 1993. For information on this change, see Note 8 of the Notes to the Consolidated Financial Statements.

     Net income in 1994 was $32.2 million, compared with $37.8 million in 1993. The decrease in net income resulted primarily from an $11.5 million mark-to-market after-tax unrealized charge for interest rate caps and swaptions written by the Company. This decrease was partially offset by increased earnings from a larger portfolio.

1993 Compared With 1992

     Total revenues for 1993 were $364.6 million, a 6% increase over 1992 revenues of $343.5 million. The increase in revenues, limited by a low interest rate environment, was primarily the result of earnings from the larger portfolio which increased to $3,522.1 million at December 31, 1993 from $2,812.7 million at December 31, 1992.

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

     Other income, net, of $16.7 million for 1993 included fees, gains on sales of equipment returned from lease, and other miscellaneous income. The increase of $1.2 million for 1993 was primarily due to a higher amount of fees collected and earned.

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

Capital Resources and Liquidity

     The Company's operations during the year were primarily funded with a combination of medium-term notes, commercial paper, bank borrowings, retained earnings, and additional equity capital of $45.0 million invested by Caterpillar. Additional short-term funding was available from Caterpillar (see Note 10 of the Notes to the Consolidated Financial Statements); however, no intercompany borrowings were outstanding at December 31, 1994.

     On June 30, 1994, the Company completed its first asset-backed securitization which was comprised of $242.5 million of fixed-rate installment sale contracts. The proceeds were used to reduce existing debt. The Company recognized a $1.3 million gain on this transaction in the second quarter of 1994 and receives fees on a monthly basis for servicing these sold receivables.

     Total debt outstanding as of December 31, 1994, was $3,866.4 million, an increase of $825.3 million over that at December 31, 1993, and was primarily comprised of $2,412.2 million of medium-term notes, $841.2 million of commercial paper, and $532.0 million of notes payable to banks. Interest rate swaps were contracted in the United States, Australia, Canada, Germany and the United Kingdom to manage the exposure to interest rate fluctuations. See
Note 6 of the Notes to the Consolidated Financial Statements for more information on short-term and long-term debt.

     At December 31, 1994, the Company had available a total of $1,020.7 million of short-term credit lines which expire at various dates in 1995, and $34.2 million of long-term credit lines which expire at various dates from March 1996 to May 1997. These credit lines are with a number of banks and are considered support for the Company's outstanding commercial paper, commercial paper guarantees, the discounting of bank and trade bills, and bank borrowings at various interest rates. At December 31, 1994, there were $522.7 million of these lines utilized for bank borrowings in Australia and Europe.

     The Company also participates with Caterpillar in two syndicated revolving credit facilities aggregating $1.8 billion, consisting of a $1.2 billion five-year facility and a $600.0 million 364-day revolving facility. The Company's initial allocation is $990.0 million, consisting of a $660.0 million five-year revolving credit and a $330.0 million 364-day revolving credit. The Company has the ability to request a change in its allocation and will do so to maintain the required amount of support for the Company's outstanding commercial paper and commercial paper guarantees. These facilities provide for borrowings at interest rates which vary according to LIBOR or money market rates. At December 31, 1994, there were no borrowings under these facilities.

     The revolving credit facilities require the Company to maintain its consolidated ratio of profit before taxes plus fixed charges to fixed charges at no less than 1.1 to 1 for each quarter; the Company's total debt to total stockholder's equity may not exceed 8.0 to 1; and the Company's tangible net worth must be at least $20.0 million. During 1994, the Company was in compliance with these requirements.

     The Company's funding requirements were met primarily through the sale of commercial paper and medium-term notes, discounting of bank and trade bills, and through bank borrowings. During 1994, the average outstanding commercial paper balance, net of discount, was $838.7 million at an average interest rate of 4.6%. At year-end 1994, the face value of commercial paper outstanding was $844.8 million. During 1994, $576.3 million of fixed-rate medium-term notes were sold at an average interest rate of 6.9%, and $471.8 million of floating-rate medium-term notes were sold at rates primarily indexed to LIBOR or treasury bill rates swapped to LIBOR. Medium-term notes outstanding at year-end 1994 were $2,412.2 million. During the year, the average outstanding bank borrowings were $472.5 million at an average interest rate of 5.6%.

     In connection with its match funding objectives, the Company utilizes a variety of interest rate contracts including swap, cap, and forward rate agreements. All of these interest rate agreements are held or issued for purposes other than trading. The agreements are entered into with major financial institutions and are utilized for two principal reasons: 1) To modify the Company's debt structure in order to match fund its receivable portfolio which reduces the risk of deteriorating margins between its interest-earning assets and interest-bearing liabilities, and 2) To gain an economic/competitive advantage through lowering the cost of borrowed funds by either changing the characteristics of existing debt instruments or entering into agreements in combination with the issuance of debt. Notional amounts of interest rate swap agreements totaled $1,747.5 million, future dated swap agreements totaled $57.7 million, sold (written) cap agreements totaled $235.7 million, and forward rate agreements totaled $2.9 million at year-end 1994.

     The Company hedges all of its foreign exchange exposure except for net investments in its foreign subsidiaries. Exchange gains/losses on these net investments are reflected in "Foreign currency translation adjustment" (See
Note 1H of the Notes to the Consolidated Financial Statements). The Company has forward exchange contracts to hedge its U.S. dollar denominated obligations in Australia against currency fluctuations. At December 31, 1994, the outstanding forward exchange contracts totaled $172.6 million.

     Equity capital at the end of 1994 was $503.1 million, an increase of $85.1 million during the year. This increase included $45.0 million of additional equity investment made by Caterpillar and $32.2 million of retained earnings from operations. The increase in debt and the funds provided by operations and by Caterpillar were used to finance the increase in the portfolio. The ratio of debt to equity at December 31, 1994 was 7.7 to 1, compared with 7.3 to 1 for 1993 and 6.8 to 1 for 1992. In February 1995, Caterpillar made an additional capital contribution to the Company of $30.0 million.

Item 8.  Financial Statements and Supplementary Data

     The information required by Item 8 is included as a part of this report on pages 15 through 30.

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

          Information for Item 13 is not required.  See General Instruction J.

PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  The following documents are filed as part of this report:

          1.  Financial Statements

                  Report of Independent Accountants
               Consolidated Statement of Financial Position at December 31,
                 1994, 1993, and 1992
               Consolidated Statement of Income and Retained Earnings for
                 the Years Ended December 31, 1994, 1993, and 1992
               Consolidated Statement of Cash Flows for the Years Ended
                 December 31, 1994, 1993, and 1992
               Notes to Consolidated Financial Statements

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

          4.1 Indenture, dated as of April 15, 1985, between the Company and Morgan Guaranty Trust Company of New York, as Trustee, including form of Debt Security (see Table of Contents to

               Indenture)(incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-3, Commission File No. 33-2246).

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


           4.7 Tri Party Agreement dated as of August 23, 1994 among the Company, BankAmerica National Trust Company and Morgan Guaranty Trust Company of New York.

          4.8 Support Agreement, dated as of December 21, 1984, between the Company and Caterpillar (incorporated by reference from Exhibit 4.2 to the Company's Form 10, as amended, Commission File No. 0-13295).

         10.1 Tax Sharing Agreement, dated as of June 21, 1984, between the Company and Caterpillar (incorporated by reference from Exhibit 10.3 to the Company's Form 10, as amended,
               Commission File No. 0-13295).

          12 Statement Setting Forth Computation of Ratio of Profit to Fixed Charges.

               (The ratios of profit to fixed charges for the years ending December 31, 1994, 1993, and 1992 were 1.23, 1.33, and 1.28, respectively.)

         23    Consent of Price Waterhouse LLP

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               Caterpillar Financial Services Corporation
                                             (Registrant)



Dated:  March 17, 1995               By:          /s/ Nancy L. Snowden
                                                Nancy L. Snowden, Secretary


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

    Date                       Signature                      Title

March 17, 1995      /s/ James S. Beard            President, Director and
                       (James S. Beard)        Principal Executive
                                                 Officer


March 17, 1995      /S/ F. Lynn McPheeters        Executive Vice President
                       (F. Lynn McPheeters)         and Director



March 17, 1995      /s/ James W. Owens            Director
                       (James W. Owens)



March 17, 1995      /s/ Kenneth C. Springer       Controller and Principal
                       (Kenneth C. Springer)   Accounting Officer



March 17, 1995      /s/ Frank C. Carder           Treasurer and Principal
                       (Frank C. Carder)            Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholder of Caterpillar Financial Services Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 11 present fairly, in all material respects, the financial position of Caterpillar Financial Services Corporation and its subsidiaries at December 31, 1994, 1993, and 1992, and the results of their operations and their cash flows for each of the three years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 8 to the consolidated financial statements, in 1992 the Company adopted the provisions of Statement of Financial Accounting Standards
(SFAS) No. 109, "Accounting for Income Taxes."









PRICE WATERHOUSE LLP

Chicago, Illinois
January 19, 1995
CATERPILLAR FINANCIAL SERVICES CORPORATION

              CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Millions of dollars)


                                                        December 31,
                                                 1994       1993       1992

Assets:
  Cash and cash equivalents                  $   16.3   $   15.6   $   11.5
  Finance receivables (Notes 2,3, and 5):
    Wholesale notes receivable                  516.0      142.8       49.3
    Retail notes receivable                   1,105.9    1,035.5      858.5
    Investment in finance receivables         2,831.4    2,350.8    1,970.1
                                              4,453.3    3,529.1    2,877.9

    Less:  Unearned income                      415.5      348.2      315.8
           Allowance for credit losses           49.5       41.5       36.5
                                              3,988.3    3,139.4    2,525.6

  Equipment on operating leases,
    less accumulated depreciation (Note 4)      425.0      364.6      276.7
  Other assets                                   81.6       45.1       29.5

Total assets                                 $4,511.2   $3,564.7   $2,843.3

Liabilities and stockholder's equity:
  Payable to dealers and others              $   42.9   $   13.7   $   11.1
  Payable to Caterpillar Inc. (Note 10)           3.2        3.9        2.9
  Accrued interest payable                       37.8       33.6       28.0
  Income tax payable (Note 8)                    21.6       36.0       30.0
  Other liabilities                              25.5        5.4        3.2
  Short-term borrowings (Note 6)              1,383.1    1,138.2      913.1
  Current maturities of long-term debt
    (Note 6)                                    807.6      492.5      492.4
  Long-term debt (Note 6)                     1,675.7    1,410.4      995.9
  Deferred income taxes (Note 8)                 10.7       13.0       12.7
Total liabilities                             4,008.1    3,146.7    2,489.3


Commitments and contingent liabilities
  (Note 7)

  Common stock - $1 par value
    Authorized: 2,000 shares
    Issued and outstanding: one share           295.0      250.0      220.0
  Profit employed in the business               207.7      175.5      137.7
  Foreign currency translation
    adjustment                                     .4       (7.5)      (3.7)
Total stockholder's equity                      503.1      418.0      354.0

Total liabilities and stockholder's equity   $4,511.2   $3,564.7   $2,843.3




              (See Notes to Consolidated Financial Statements)

              CATERPILLAR FINANCIAL SERVICES CORPORATION

              CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

              FOR THE YEARS ENDED DECEMBER 31,
(Millions of dollars)



                                            1994          1993         1992

Revenues:
  Wholesale finance income                $ 25.3        $  5.8       $  4.1
  Retail finance income                    275.2         246.4        235.2
  Rental income                            124.2          95.7         88.7
  Other income                              22.3          16.7         15.5
         Total revenues                    447.0         364.6        343.5

Expenses:
  Interest (Note 6)                        212.1         173.1        174.4
  Depreciation                              94.4          69.6         63.1
  General, operating, and administrative    47.2          41.7         32.9
  Provision for credit losses               23.2          20.8         20.4
  Other expense                             19.3           1.0          1.1
         Total expenses                    396.2         306.2        291.9

Income before income taxes, minority
  interest, and cumulative effect of
  change in accounting for income
  taxes                                     50.8          58.4         51.6

Provision for income taxes (Note 8)         19.3          21.3         17.6

Minority interest in losses of
  subsidiary                                  .7            .7            -

Income before cumulative effect of change
  in accounting for income taxes            32.2          37.8         34.0

Cumulative effect of change in accounting
  for income taxes                             -             -          2.6
         Net income                         32.2          37.8         36.6

Retained earnings - beginning of year      175.5         137.7        101.1

Retained earnings - end of year           $207.7        $175.5       $137.7











              (See Notes to Consolidated Financial Statements) CATERPILLAR FINANCIAL SERVICES CORPORATION

              CONSOLIDATED STATEMENT OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31,
(Millions of dollars)

                                              1994        1993        1992

Cash flows from operating activities:
  Net income                              $   32.2    $   37.8    $   36.6
  Adjustments for noncash items:
    Depreciation                              94.4        69.6        63.1
    Provision for credit losses               23.2        20.8        20.4
    Unrealized mark-to-market losses          18.0           -           -
    Other                                     (6.1)       (4.4)       (6.1)
  Change in assets and liabilities:
    Receivables from customers and others    (25.3)      (15.3)       14.9
    Deferred income taxes                     (3.2)          -        (9.5)
    Payable to dealers and others             27.1         2.8        10.1
    Payable to Caterpillar Inc.                (.7)        1.0         (.6)
    Accrued interest payable                   3.6         5.5          .7
    Income tax payable                       (14.3)        6.0        21.4
    Other, net                                 1.4         2.1         2.1
      Net cash provided by operating
        activities                           150.3       125.9       153.1

Cash flows from investing activities:
  Additions to equipment                    (186.4)     (204.1)     (121.2)
  Disposals of equipment                      73.0        32.6        31.2
  Additions to finance receivables        (2,934.2)   (2,023.0)   (1,601.5)
  Collections of finance receivables       1,850.2     1,388.8     1,197.8
  Proceeds from sale of receivables, net     241.4           -           -
  Other, net                                  (1.4)         .2         (.3)
      Net cash used for investing
        activities                          (957.4)     (805.5)     (494.0)

Cash flows from financing activities:
  Additional paid in capital                  45.0        30.0        10.0
  Proceeds from long-term debt issues      1,082.0       918.4       617.0
  Payments on long-term debt                (505.2)     (517.4)     (567.7)
  Short-term borrowings, net                 186.2       253.5       275.0
      Net cash provided by financing
        activities                           808.0       684.5       334.3

Effect of exchange rate changes on cash        (.2)        (.8)       (2.3)

Net change in cash and cash equivalents         .7         4.1        (8.9)

Cash and cash equivalents at beginning
  of year                                     15.6        11.5        20.4

Cash and cash equivalents at end of year  $   16.3    $   15.6    $   11.5




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

     The accompanying financial statements include the accounts of Caterpillar Financial Services Corporation and its subsidiaries.

     Certain amounts in the prior period financial statements have been reclassified to conform to the 1994 presentation.

B.  Recognition of earned income

     Retail finance income - Income on retail finance receivables (financing leases, installment sale contracts, and customer and dealer loans) is recognized over the term of the contract at a constant rate of return on the scheduled uncollected principal balance.

     Wholesale finance income - Income on wholesale finance receivables (dealer floor planning for the German operations and rental fleet financing in North America) is recognized based on the daily balance of wholesale receivables outstanding and the applicable effective interest rate.

     Rental income - Income on operating leases is reported over the life of the operating lease in the period earned.

     Fee income - Loan origination and commitment fees in excess of $500 are amortized to finance income using the interest method over the contractual lives of the finance receivables.

     Recognition of income on loans and leases (Finance receivables, which includes notes,and operating leases) is suspended when management determines that collection of future income is not probable. Accrual is resumed if the receivable becomes contractually current and collection doubts are removed; previously suspended income is recognized at that time.

C.  Depreciation

     Depreciation on operating leases is recognized using the straight-line method over the lease term. The depreciable basis is the original cost of the equipment less the estimated residual value of the equipment at the end of the lease term. Depreciation on property and equipment, other than equipment on operating leases, that the Company owns, was less than $1.3 million for 1994.

D.  Derivative financial instruments

     Note 6 contains information about the accounting for interest rate and foreign currency derivative contracts.





E.  Cash and cash equivalents

     Cash and cash equivalents include cash on hand or on deposit with banks and highly liquid short-term investments with maturities of three months or less at the time of purchase.

F.  Allowance for credit losses

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

G.  Income taxes

     The Company has a tax sharing agreement with Caterpillar in which the Company consents to the filing of consolidated income tax returns with Caterpillar, and Caterpillar collects from or pays to the Company its allocated share of any consolidated income tax liability or credit applicable to any period for which the Company is included as a member of the consolidated group in a manner determined as if each company in the consolidated group had computed its tax on a separate return basis. Similar agreements exist between Caterpillar Financial Australia Limited and Caterpillar of Australia Ltd. with respect to taxes payable in Australia, and between the Company and Caterpillar with respect to taxes payable in Germany.

H.  Foreign currency translation

     Assets and liabilities of foreign subsidiaries are translated at current exchange rates, and the effects of translation adjustments are reported as a separate component of stockholder's equity entitled "Foreign currency translation adjustment".


NOTE 2 - RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

     The contractual maturities of outstanding receivables at December 31, 1994 were:

               Installment       Financing
Amounts due in    contracts         leases          Notes          Total

   1995            $  468.0        $  493.0       $  573.2       $1,534.2
   1996               350.8           371.3          333.5        1,055.6
   1997               220.1           255.4          364.0          839.5
   1998                90.2           135.8          167.4          393.4
   1999                21.3            54.5          106.5          182.3
Thereafter              2.1            77.2           77.3          156.6
                    1,152.5         1,387.2        1,621.9        4,161.6
Residual Value            -           291.7              -          291.7

   Total           $1,152.5        $1,678.9       $1,621.9       $4,453.3





     Receivables generally may be repaid or refinanced without penalty prior to contractual maturity. Accordingly, this presentation should not be regarded as a forecast of future cash collections.

     The average recorded investment in impaired loans and leases (those for which management does not expect to collect all amounts due according to the contractual terms of the agreement) during 1994 was $48.9 million. The total recorded investment in impaired loans and leases at December 31, 1994 of $47.3 million less the fair value of the underlying collateral of $32.0 million represents a $15.3 million projected loss on impaired loans and leases for which there is a related allowance for credit losses. At December 31, 1994, the recognition of finance income had been suspended on $46.7 million of finance receivables compared with $20.1 million at December 31, 1993 and $23.4 million at December 31, 1992.

     Activity relating to the allowance for credit losses, including the portion related to impaired loans and leases, is shown below:

                                                 1994        1993        1992

Balance at beginning of year                    $41.5       $36.5       $31.0
Provision for credit losses                      23.2        20.8        20.4
Acquisition of Spanish subsidiary                   -         3.5           -
Receivables written off, net of recoveries      (13.2)      (18.8)      (14.3)
Adjustment related to sale of receivables        (3.0)          -           -
Foreign currency translation adjustment           1.0         (.5)        (.6)
Balance at end of year                          $49.5       $41.5       $36.5


NOTE 3 - INVESTMENT IN FINANCING LEASES

                                                 1994        1993        1992

Total minimum lease payments receivable $1,387.2 $1,135.4 $ 982.3 Estimated residual value of leased assets:
  Guaranteed                                     83.5        71.4        55.1
  Unguaranteed                                  208.2       148.5       123.7
                                              1,678.9     1,355.3     1,161.1
Less:  Unearned income                          264.0       229.5       212.2

Net investment in financing leases           $1,414.9    $1,125.8    $  948.9




NOTE 4 - EQUIPMENT ON OPERATING LEASES

     Components of the Company's investment in equipment on operating leases, less accumulated depreciation, at December 31 were as follows:

                                                 1994        1993       1992

Equipment on operating leases, at cost         $607.2      $503.5     $402.0
Less:
  Accumulated depreciation                      182.2       138.9      125.2
  Unearned investment tax credits                   -           -         .1

Equipment on operating leases, net             $425.0      $364.6     $276.7






          At December 31, 1994, scheduled minimum rental payments for operating leases were as follows:

          Amounts due in:

                 1995                          $129.3
                 1996                            99.6
                 1997                            62.0
                 1998                            37.6
                 1999                            15.3
              Thereafter                          9.5

                Total                          $353.3


NOTE 5 - CONCENTRATION OF CREDIT RISK

     The Company's receivables are primarily comprised of receivables under installment sale contracts, receivables arising from leasing transactions, and notes receivable. The Company generally maintains a secured interest in equipment financed, and a substantial portion of its business activity is with customers located within the United States. Receivables from customers in construction-related industries made up approximately one-third of total finance receivables as of December 31, 1994, 1993, and 1992, respectively. However, no single customer or region represents a significant concentration of credit risk.


NOTE 6 - BORROWINGS

Short-Term Borrowings

     Total average short-term borrowings during 1994, 1993, and 1992 were $1,317.6 million, $1,038.3 million, and $776.9 million, respectively. Commercial paper and bank borrowings outstanding at December 31, 1994 generally had maturities not exceeding 90 days with average discount rates of 6.1% and 5.8%, respectively. The approximate weighted average interest rate on short-term borrowings was 5.0%, 4.8%, and 5.2% for 1994, 1993, and 1992, respectively. Interest paid on short-term borrowings was $89.6 million in 1994, $58.3 million in 1993, and $60.3 million in 1992.

     Short-term borrowings at December 31 consisted of the following:

                                                 1994        1993       1992

Notes payable to banks, net                  $  532.0    $  336.0     $195.5
Commercial paper, net                           841.2       796.9      714.0
Other                                             9.9         5.3        3.6

Total                                        $1,383.1    $1,138.2     $913.1

     At December 31, 1994, the Company had available a total of $1,020.7 million of short-term credit lines which expire at various dates in 1995, and $34.2 million of long-term credit lines which expire at various dates from March 1996 to May 1997. These credit lines are with a number of banks and are considered support for the Company's outstanding commercial paper, commercial paper guarantees, the discounting of bank and trade bills, and bank borrowings at various interest rates. At December 31, 1994, there were $522.7 million of these lines utilized for bank borrowings in Australia and Europe.


     The Company also participates with Caterpillar in two syndicated revolving credit facilities aggregating $1.8 billion, consisting of a $1.2 billion five-year facility and a $600.0 million 364-day revolving facility. The Company's initial allocation is $990.0 million, consisting of a $660.0 million five-year revolving credit and a $330.0 million 364-day revolving credit. The Company has the ability to request a change in its allocation and will do so to maintain the required amount of support for the Company's outstanding commercial paper and commercial paper guarantees. These facilities provide for borrowings at interest rates which vary according to LIBOR or money market rates. At December 31, 1994, there were no borrowings under these facilities.

     The revolving credit facilities require the Company to maintain its consolidated ratio of profit before taxes plus fixed charges to fixed charges at no less than 1.1 to 1 for each quarter; the Company's total debt to total stockholder's equity may not exceed 8.0 to 1; and the Company's tangible net worth must be at least $20.0 million. During 1994, the Company was in compliance with these requirements.

Long-Term Borrowings

     During 1994, the Company publicly issued $1,048.1 million of medium-term notes, of which $576.3 million were at fixed interest rates and $471.8 million were at floating interest rates primarily indexed to LIBOR or treasury bill rates swapped to LIBOR. Interest rates on fixed-rate medium-term notes are established by the Company as of the date of issuance. The notes are offered on a continuous basis through agents and have maturities ranging from nine months to 15 years. The weighted average interest rate on all outstanding medium-term notes was 6.3% at December 31, 1994. Interest paid on long-term debt in 1994, 1993, and 1992 was $123.6 million, $102.1 million, and $107.8 million, respectively.

     Long-term debt outstanding at December 31, 1994, matures as follows:

                 1995                       $  807.6
                 1996                          575.3
                 1997                          396.7
                 1998                          368.2
                 1999                          154.9
              Thereafter                       180.6

                Total                       $2,483.3

     In January 1995, the Company had an early extinguishment of one of its notes with a principal amount of $50.0 million and a related interest rate swap with a notional amount of $50.0 million. There was a net gain of $0.1 million from this transaction.

Derivative Financial Instruments

     In connection with its match funding objectives, the Company utilizes a variety of interest rate contracts including swap, cap, and forward rate agreements. All of these agreements are held or issued for purposes other than trading. The agreements are entered into with major financial institutions and are utilized for two principal reasons: 1) To modify the Company's debt structure in order to match fund its receivable portfolio which reduces the risk of deteriorating margins between its interest-earning assets and interest-bearing liabilities, and 2) To gain an economic/competitive advantage through lowering the cost of borrowed funds by either changing the characteristics of existing debt instruments or entering into agreements in combination with the issuance of debt.

     In addition to meeting the Company's funding objectives, it also has two currency swaps to reduce its currency risk exposure on two yen financing agreements. These currency swaps exchange the yen cash flows on the financing agreements with a fixed U.S. dollar cash flow.

     Net interest on the Company's interest rate swap agreements are accrued to either Other assets or Accrued interest payable and recognized as
adjustments to Interest expense.   Net interest on the Company's currency swap
agreements is accrued and recognized as Finance income. Payments on forward rate agreements are deferred as Other assets and amortized to Interest expense over the term of the agreement. Gains and loses on termination of these agreements are deferred and amortized over the remaining original life of the agreement, unless the underlying debt to which the agreement is designated is disposed of or the hedge is terminated because of a loss of correlation, in which case the gain or loss is recognized immediately into income.

     The Company has marked to market its sold (written) interest rate cap agreements. Gains/losses on these agreements are recorded as adjustments to Other liabilities and Other income/Other expense as incurred.

     As of December 31, 1994, the Company had outstanding interest rate swap contracts with notional amounts totaling $1,747.5 million that are either designated as hedges of specific debt issuances or of commercial paper. These swap agreements have terms generally ranging up to five years, which effectively change $951.3 million of floating rate debt to fixed rate debt, $304.0 million of fixed rate debt to floating rate debt, and $492.2 million of floating rate debt to floating rate debt having different characteristics.
The interest rate swaps designated to commercial paper provide the ability to obtain fixed rate term debt utilizing short-term debt markets. The Company also had swaps having future effective dates with a total notional amount of $57.7 million, which will effectively change $9.7 million of floating rate debt to fixed rate debt and $48.0 million of fixed rate debt to floating rate debt. The effective dates of the future dated swaps range from 1995 through 1998, and the terms of these swaps generally range up to four years.

     As of December 31, 1994, the Company had outstanding sold (written) interest rate cap agreements with notional amounts totaling $235.7 million.
To the extent that rates decrease, the notional amount may decrease and/or the term of the written cap agreements may shorten based on the index amortizing feature of the caps. These cap agreements have remaining maturities through October 1997.

     The table below summarizes by notional amounts the activity for each major category of interest rate swap agreements (excluding future swaps and caps):

                        Floating      Fixed to     Floating
                        to Fixed   Floating   to Floating    Total

Balance at beginning of year $ 850.6      $  329.1    $   867.6   $2,047.3
Additions                  363.5       89.0        287.0      739.5
Maturities/amortizations      (220.2)        (95.5)      (240.8)    (556.5)
Terminations                   (54.1)        (18.3)      (421.6)    (494.0)
Foreign currency translation
   adjustment                   11.5           (.3)           -       11.2
Balance at end of year       $ 951.3      $  304.0    $   492.2   $1,747.5





     The table below summarizes expected maturities and weighted average interest rates to be received and paid on the interest rate swap portfolio (excluding future swaps and caps) at December 31, 1994. A key assumption in the preparation of the table is that rates remain constant at December 31, 1994 levels. Floating rates paid by the Company are primarily LIBOR based.

                          1995   1996   1997   1998   1999 Thereafter  TOTAL
FLOATING TO FIXED SWAPS:

Notional Amount         $269.6 $366.7 $166.8 $107.2 $  5.2    $35.8   $951.3
Weighted Average:
     Receive Rate         6.0%   5.7%   6.0%   6.0%   5.6%     5.9%     5.9%
     Pay Rate             6.2%   5.8%   6.1%   5.7%   5.1%     6.9%     6.0%

FIXED TO FLOATING SWAPS:

Notional Amount         $ 63.0 $176.0 $ 45.0 $ 20.0 $   -     $   -   $304.0
Weighted Average:
     Receive Rate         7.8%   4.6%*  6.2%   5.2%    -%        -%     5.5%
     Pay Rate             7.2%   5.8%   6.3%   5.7%    -%        -%     6.2%

FLOATING TO FLOATING SWAPS:

Notional Amount         $245.2 $ 37.0 $ 50.0 $100.0 $ 60.0    $   -   $492.2
Weighted Average:
     Receive Rate         5.1%   3.5%*   .1%*  6.9%   6.4%       -%     5.0%
     Pay Rate             5.8%   5.5%   5.7%   6.1%   5.5%       -%     5.8%

*Low rate offset by low pay rate on related structured medium-term notes.

     The Company's current accounting loss exposure on interest rate swaps related to credit risks is limited to the accrued receivable of $2.7 million at December 31, 1994. In addition, the Company may incur additional costs in replacing at current market rates any contracts for which a counterparty fails to perform. The market value of interest rate swap agreements in a favorable position to the Company was $46.1 million at December 31, 1994. To minimize the risk of credit losses being incurred, the Company deals only with counterparties that have A- or better credit ratings and monitors the credit standing of the counterparties. The Company does not anticipate nonperformance by any of these counterparties.

     The Company has forward exchange contracts to hedge its U.S. dollar denominated obligations in Australia against currency fluctuations. These contracts have terms generally ranging up to three months and do not subject the Company to risk due to exchange rate movements, because the gains and losses on the contracts offset the losses and gains on the liabilities being hedged. At December 31, 1994, the Company had forward exchange contracts totaling $172.6 million, all with Caterpillar.

     The Company's outstanding forward rate agreements, which are utilized to hedge short-term borrowings, totaled $2.9 million at year end. These agreements have terms generally ranging up to six months.

NOTE 7 - COMMITMENTS AND CONTINGENT LIABILITIES

     At December 31, 1994, the Company was contingently liable under guarantees of securities of certain Caterpillar dealers totaling $258.0 million of which $164.5 million was outstanding compared to $249.6 million and $173.5 million, respectively, at December 31, 1993. These guarantees have terms ranging up to two years. At December 31, 1992, the Company was contingently liable for $48.1 million. These guarantees are fully secured by dealer assets. No loss has been experienced nor is any anticipated under these guarantees.

     The Company is a party to agreements in the normal course of business with selected customers and dealers in which the Company commits to provide a set dollar amount of financing on a preapproved basis. The Company also provides lines of credit to selected customers and dealers, of which a portion remains unutilized as of the reporting date. Commitments and lines of credit generally have fixed expiration dates or other termination clauses. It has been the Company's experience that not all commitments and lines of credit will be utilized. Management uses its same credit policies in making commitments and granting lines of credit as it does for any other financing. The Company does not require collateral for these commitments/lines, but if credit is extended, collateral may be required upon funding.

NOTE 8 - INCOME TAXES

     Effective January 1, 1992, the Company adopted SFAS 109, "Accounting for Income Taxes." For years prior to 1992, income taxes were computed based on Accounting Principles Board Opinion (APB) 11. Net deferred tax liabilities as of January 1, 1992, were reduced by $2.6 million as a result of the adoption of SFAS 109. The 1992 tax provision was not materially different from the amount which would have resulted from applying APB 11.

     The components of the provision for income taxes were as follows for the years ended December 31:

                                                1994        1993        1992

Current tax provision (credit):
  U.S. federal taxes                           $20.7       $17.4       $13.6
  Foreign taxes                                  2.1         2.9         4.8
  U.S. state taxes                               2.9         2.5         2.8
                                                25.7        22.8        21.2

Deferred tax provision (credit):
  U.S. federal taxes                            (7.4)       (1.2)        (.1)
  Foreign taxes                                   .8         (.6)       (3.8)
  U.S. state taxes                                .2          .3          .3
                                                (6.4)       (1.5)       (3.6)

Total provision for income taxes               $19.3       $21.3       $17.6

     Current tax provision (credit) is the amount of income taxes reported or expected to be reported on the Company's tax returns. Income taxes paid in 1994, 1993, and 1992 totaled $35.6 million, $14.8 million, and $2.2 million, respectively.

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










     Differences between accounting rules and tax laws cause differences between the bases of certain assets and liabilities for financial reporting and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under SFAS 109 and consisted of the following components at December 31:

                                                1994        1993        1992
U.S. federal, U.S. state, and foreign taxes:
  Deferred tax assets:
    Minimum tax credit carryforwards          $ 21.9      $ 22.0      $ 24.7
    Other credit carryforwards                   2.0           -          .2
                                                23.9        22.0        24.9

  Deferred tax liabilities - primarily
    capital assets                             (34.6)      (35.0)      (37.6)

Valuation allowance for deferred tax assets        -           -           -

Deferred taxes - net                          $(10.7)     $(13.0)     $(12.7)

     No valuation allowance for the Company's deferred tax assets was necessary at December 31, 1994, 1993, and 1992. The Company's tax credit carryforwards may be carried forward indefinitely.

     The provision for income taxes was different than would result from applying the U.S. statutory rate to income before income taxes and minority interest for the reasons set forth in the following reconciliation:

                                                1994        1993        1992

Taxes computed at U.S. statutory rates         $17.8       $20.4       $17.5
  Increases (decreases) in taxes
    resulting from:
    Finance income not subject to federal
      taxation                                  (2.4)       (2.5)       (2.7)
    State income taxes - net of federal taxes    2.1         1.8         2.0
    Subsidiaries' results subject to tax
      rates other than U.S. statutory rates      2.1          .9          .8
    Change in U.S. federal tax rate                -          .9           -
    Other, net                                   (.3)        (.2)          -

Provision for income taxes                     $19.3       $21.3       $17.6

     The domestic and foreign components of income before income taxes and minority interest of consolidated companies were as follows:

                                                1994        1993        1992

Domestic                                       $47.7       $54.4       $51.0
Foreign                                          3.1         4.0          .6

Total                                          $50.8       $58.4       $51.6

     The foreign component of income before taxes and minority interest is comprised of the profit of all consolidated subsidiaries located outside the United States.

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     Cash and cash equivalents; Other assets, excluding accrued receivable on swaps; Liabilities, excluding mark-to-market liability on written caps, accrued interest payable on swaps, long-term debt, and deferred income taxes; and forward exchange contracts. For these items, the carrying amount is a reasonable estimate of fair value.

     Finance receivables - net. Fair value of the outstanding receivables (excluding tax-oriented leases with a net carrying amount at December 31, 1994, 1993, and 1992 of $391.1 million, $333.2 million, and $272.5 million, respectively and the effect of yen currency swaps*) is estimated by discounting the future cash flows using the Company's current rates for new receivables with similar remaining maturities. Historical experience of bad debts is also factored into the calculation.

     Long-term debt. Fair value is estimated by discounting the future cash flows using the Company's current borrowing rates for similar types and maturities of debt, except for floating rate notes which are considered to be at market.

     Interest rate swaps, written caps, and yen currency swaps. Fair value is estimated based upon the amount that the Company would receive or pay to terminate the agreements as of the reporting date. The carrying value for the Company's written caps and yen currency swaps is the fair value.

     The estimated fair values of the Company's financial instruments are as follows:
                             1994              1993              1992
                      Carrying    Fair  Carrying    Fair  Carrying    Fair
                       Amount     Value  Amount     Value  Amount     Value
Cash and cash
  equivalents         $   16.3 $   16.3 $   15.6 $   15.6 $   11.5 $   11.5
Finance receivables -
  net (excluding tax-
  oriented leases and
  the effect of yen
  currency swaps*)     3,603.0  3,581.9  2,806.2  2,821.5  2,253.1  2,275.4
Other assets (excluding
  accrued receivable on
  swaps and forward
  exchange contracts)     78.9     78.9     42.3     42.3     28.2     28.2
Liabilities, excluding
  mark-to-market liability
  on written caps, accrued
  interest payable on
  swaps and forward
  exchange contracts,
  long-term debt, and
  deferred income
  taxes               (1,486.9)(1,486.9)(1,222.0)(1,222.0)  (981.7)  (981.7)
Written caps             (19.2)   (19.2)       -        -        -        -
Long-term debt        (2,483.3)(2,448.2)(1,902.9)(1,941.6)(1,488.3)(1,520.3)

Off-balance-sheet financial
  instruments**:
  Interest rate swaps:
    In a net receivable
      position             2.7     46.1      2.8      7.9      1.2      2.7
    In a net payable
       position           (4.6)   (43.9)    (7.3)   (24.1)    (6.6)   (22.4)
  Forward exchange
    contracts             (3.4)    (3.4)    (1.5)    (1.5)      .1       .1
  Yen currency swaps      (5.8)    (5.8)       *        *        *        *

*These prior year amounts are included in Finance receivables - net.

**The amounts shown under "Carrying amount" represent accruals or deferred income (fees) arising from these off-balance-sheet financial instruments. All derivative financial instruments are held or issued for purposes other than trading. The 1993 amounts in the Interest rate swaps category include caps and options.

NOTE 10 - TRANSACTIONS WITH RELATED PARTIES

     Caterpillar has made capital contributions to the Company of $295.0 million. In February 1995, Caterpillar made an additional capital contribution of $30.0 million. The Company has also entered into a support agreement with Caterpillar whereby the parent will cause the Company to have at all times a net worth of at least $20.0 million.

     To supplement external debt financing sources, the Company has variable amount lending agreements with Caterpillar (including one of its subsidiaries). Under these agreements, which may be amended from time to time, the Company may borrow up to $88.8 million from Caterpillar, and Caterpillar may borrow up to $88.8 million from the Company. All of the variable amount lending agreements are effective for indefinite terms and may be terminated by either party upon 30 days' notice. In 1994, the Company incurred $.2 million in interest expense related to borrowings from Caterpillar. At December 31, 1994, 1993, and 1992, the Company had no outstanding borrowings or loans receivable under these agreements.

     The Company also has forward exchange contracts with Caterpillar to hedge the U.S. dollar denominated borrowings in Australia against currency fluctuations. All of these contracts generally have maturities not exceeding 90 days. At December 31, 1994, 1993, and 1992, the Company had contracts with Caterpillar totaling $172.6 million, $143.1 million, and $116.4 million, respectively.

     The Company has agreements with a subsidiary of Caterpillar to purchase, at a discount, some or all of this subsidiary's receivables generated by sales of products to Caterpillar dealers in Germany, Austria, and the Czech Republic. These purchases (dealer floor planning) in 1994, 1993, and 1992 totaled $190.9 million, $210.2 million, and $201.7 million, respectively. The cash discount earned in 1994, 1993, and 1992 was $3.0 million, $4.4 million, and $3.4 million, respectively. At December 31, 1994, 1993, and 1992, wholesale notes receivable balances related to floor planning were $160.1 million, $124.1 million, and $49.3 million, respectively.

     Periodically, the Company offers below-market-rate financing to customers under merchandising programs. When such terms provide less than the Company's standard interest rates, Caterpillar and its subsidiaries remit an amount equal to the interest differential to the Company which is recognized as income over the term of the contract. During 1994, the Company recorded receivables of $37.2 million from Caterpillar and its subsidiaries relative to such programs, compared with $7.9 million in 1993 and $5.7 million in 1992. The significant increase for 1994 was due to interest subsidies related to the new program supporting Caterpillar dealer rental fleets in North America.

     Caterpillar provides the Company with certain operational and financial support which is integral to the conduct of the Company's business. The employees of the Company are covered by various benefit plans, including pension/post-retirement plans, administered by Caterpillar. The amount of such charges was $2.2 million, $2.1 million, and $1.9 million for the years ended December 31, 1994, 1993, and 1992, respectively. The Company also reimburses Caterpillar for certain corporate services which amounted to $1.7 million, $2.1 million , and $2.0 million for the years ended December 31, 1994, 1993, and 1992, respectively.

NOTE 11 - LEASES

     The Company leases certain offices and other property through operating leases. Lease expense on these leases is charged to operations as incurred. Total rental expense for operating leases was $4.5 million, $3.7 million, and $3.1 million for 1994, 1993, and 1992, respectively. Minimum payments for operating leases having initial or remaining noncancelable terms in excess of one year are:
                 1995                        $ 2.2
                 1996                          2.0
                 1997                          2.0
                 1998                          1.7
                 1999                          1.6
              Thereafter                       2.7

                Total                        $12.2

NOTE 12 - SEGMENT INFORMATION

     Although the majority of its business is done in the United States, the Company also conducts its operations through foreign subsidiaries in Australia, Canada, and Europe. Total assets, revenues, and net income applicable to operations by geographic segments were as follows:

                                                1994        1993        1992
Assets:
  Domestic                                  $3,518.7    $2,878.1    $2,401.4
  Foreign                                    1,111.1       779.9       507.9
                                             4,629.8     3,658.0     2,909.3
  Less:  Investment in subsidiaries            118.1        93.1        63.0
         Intercompany balances                    .5          .2         3.0

Total assets                                $4,511.2    $3,564.7    $2,843.3

Revenues:
  Domestic                                  $  343.6    $  293.6    $  287.2
  Foreign                                      103.4        71.1        56.3
                                               447.0       364.7       343.5
  Less intercompany interest                       -          .1           -

Total revenues                              $  447.0    $  364.6    $  343.5

Net income:
  Domestic                                  $   31.3    $   35.4    $   36.9
  Foreign                                         .9         2.4         (.3)

Total net income                            $   32.2    $   37.8    $   36.6*

*After restatement for the cumulative effect of $2.6 million ($2.5 million domestic) which resulted from the change in accounting for income taxes.













NOTE 13 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Financial data for the interim periods were as follows:

                                               QUARTERS

                           FIRST         SECOND        THIRD         FOURTH
                        1994   1993   1994   1993   1994   1993   1994   1993

Total revenues        $102.2  $86.6 $108.9  $90.4 $113.2  $91.7 $122.7  $95.9

Income before
  income taxes,
  minority interest,
  and cumulative
  effect of change
  in accounting
  for income taxes       9.7   15.3   13.0   14.6   17.2   15.9   10.9   12.6

Net income               6.4   10.1    8.5    9.4   10.9    9.0    6.4    9.3