Form 10-Q
period 1995-03-31
CATERPILLAR FINANCIAL SERVICES CORP
filed 1995-05-11
CIK 764764

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549



     (Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended           March 31, 1995

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

         At March 31, 1995, one share of common stock of the Registrant was outstanding.

              Caterpillar Financial Services Corporation

            Form 10-Q for the Quarter Ended March 31, 1995


                                Index



     PART I. FINANCIAL INFORMATION

                                                                 Page No.


     Item 1.  Financial Statements (Unaudited)

              Consolidated Statement of Financial Position           3

              Consolidated Statement of Income                       4

              Consolidated Statement of Cash Flows                   5

              Notes to Consolidated Financial Statements             6


     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                7-10



     PART II.  OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K                      11

     Signatures                                                     12

     Exhibit Index                                                  13

                             PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Caterpillar Financial Services Corporation

             Consolidated Statement of Financial Position
                             (Unaudited)
                        (Millions of Dollars)

                                             March 31,   Dec. 31,   March 31,
                                                 1995      1994        1994
     Assets:
       Cash and cash equivalents             $   27.6   $   16.3   $   11.1
       Finance receivables:
         Wholesale notes receivable             377.2      516.0      176.9
         Retail notes receivable              1,153.6    1,105.9    1,035.0
         Investment in finance receivables    3,091.3    2,831.4    2,487.0
                                              4,622.1    4,453.3    3,698.9

         Less:  Unearned income                 454.9      415.5      359.9
                Allowance for credit losses      54.5       49.5       43.6
                                              4,112.7    3,988.3    3,295.4
       Equipment on operating leases,
         less accumulated depreciation          430.8      425.0      371.2
       Other assets                             111.1       81.6       59.3

     Total assets                            $4,682.2   $4,511.2   $3,737.0

     Liabilities and stockholder's equity:
       Payable to dealers and others         $   46.0   $   42.9   $    5.4
       Payable to Caterpillar Inc.                2.9        3.2        4.1
       Accrued interest payable                  60.9       37.8       59.1
       Income tax payable                        29.8       21.6       42.6
       Other liabilities                         16.5       25.5       13.0
       Short-term borrowings                  1,455.3    1,383.1    1,176.2
       Current maturities of long-term debt     738.6      807.6      512.9
       Long-term debt                         1,764.7    1,675.7    1,489.3
       Deferred income taxes                     11.1       10.7        8.2
     Total liabilities                        4,125.8    4,008.1    3,310.8

       Common stock - $1 par value
         Authorized:  2,000 shares
         Issued & outstanding: one share        325.0      295.0      250.0
       Profit employed in the business          225.5      207.7      181.9
       Foreign currency translation
         adjustment                               5.9         .4       (5.7)
     Total stockholder's equity                 556.4      503.1      426.2
     Total liabilities and stockholder's
       equity                                $4,682.2   $4,511.2   $3,737.0








            (See Notes to Consolidated Financial Statements)










              Caterpillar Financial Services Corporation

                               Consolidated Statement of Income
                             (Unaudited)
                        (Millions of Dollars)








                                                     Three Months Ended
                                                     March 31,  March 31,
                                                        1995       1994
     Revenues:
       Wholesale finance income                       $ 10.7     $  2.4
       Retail finance income                            82.5       66.1
       Rental income                                    35.0       29.0
       Other income                                     14.9        4.7
         Total revenues                                143.1      102.2

     Expenses:
       Interest                                         66.3       45.9
       Depreciation                                     26.7       21.9
       General, operating, and administrative           13.9       10.7
       Provision for credit losses                       6.1        5.0
       Other expense                                     1.2        9.0
         Total expenses                                114.2       92.5

     Income before income taxes and minority interest   28.9        9.7

     Provision for income taxes                         11.1        3.5

     Minority interest in losses of subsidiary             -         .2

     Net Income                                       $ 17.8     $  6.4
















                (See Notes to Consolidated Financial Statements)




              Caterpillar Financial Services Corporation

                 Consolidated Statement of Cash Flows
                             (Unaudited)
                         (Millions of Dollars)

                                                  Three Months Ended
                                                 March 31,  March 31,
                                                     1995       1994
     Cash flows from operating activities:
       Net income                                 $  17.8    $   6.4
       Adjustments for noncash items:
         Depreciation                                26.7       21.9
         Provision for credit losses                  6.1        5.0
         Unrealized mark-to-market losses (gains)    (6.5)       8.8
         Other                                        (.9)      (2.5)
       Change in assets and liabilities:
         Receivables from customers and others      (21.4)     (12.6)
         Deferred income taxes                         .4       (4.9)
         Payable to dealers and others                 .4       (8.6)
         Payable to Caterpillar Inc.                  (.3)        .2
         Accrued interest payable                    22.8       25.2
         Income tax payable                           8.2        6.6
         Other, net                                  (2.3)      (1.4)
           Net cash provided by operating
             activities                              51.0       44.1

     Cash flows from investing activities:
       Additions to equipment                       (38.9)     (37.3)
       Disposals of equipment                        16.6       10.1
       Additions to finance receivables            (965.7)    (589.1)
       Collections of finance receivables           583.0      445.4
       Proceeds from sale of receivables, net       300.0          -
       Other, net                                    (5.6)        .1
           Net cash used for investing
             activities                            (110.6)    (170.8)

     Cash flows from financing activities:
       Additional paid-in capital                    30.0          -
       Proceeds from long-term debt issues          294.5      251.9
       Payments on long-term debt                  (280.7)    (153.7)
       Short-term borrowings, net                    26.0       23.9
           Net cash provided by financing
             activities                              69.8      122.1

     Effect of exchange rate changes on cash          1.1         .1

     Net change in cash and cash equivalents         11.3       (4.5)

     Cash and cash equivalents at beginning
       of year                                       16.3       15.6

     Cash and cash equivalents at end of quarter   $ 27.6     $ 11.1







                (See Notes to Consolidated Financial Statements)


              Notes to Consolidated Financial Statements
                     (Dollar Amounts in Millions)

     1. The accompanying unaudited consolidated financial statements have been prepared by Caterpillar Financial Services Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes the disclosures are adequate, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto presented in the Company's 1994 Annual Report and the Company's Annual Report on Form 10-K. Unless the context otherwise requires, the term "Company" includes subsidiary companies.

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

     2. Income on financing leases, installment sale contracts, and customer and dealer loans (retail finance income) is recognized over the term of the contract at a constant rate of return on the scheduled uncollected principal balance. Income on dealer floor planning and rental fleet financing (wholesale finance income) is recognized based on the daily balance of wholesale receivables outstanding and the applicable effective interest rate. Income on operating leases (rental income) is reported over the life of the operating lease in the period earned.
     Loan origination fees and commitment fees in excess of $500 are amortized to finance income using the interest method over the contractual lives of the finance receivables.

     3. The Company has a tax sharing agreement with Caterpillar Inc. ("Caterpillar") in which Caterpillar collects from or pays to the Company its allocated share of any consolidated U.S. income tax liability or credit applicable to any period for which the Company is included as a member of the consolidated group. A similar agreement exists between Caterpillar Financial Australia Limited and Caterpillar of Australia Ltd. with respect to taxes payable in Australia.

     4. During the first three months of 1995, the Company publicly issued $293.3 million of medium-term notes. The notes are offered on a continuous basis through agents and have maturities ranging from nine months to 15 years. Interest rates on fixed-rate medium-term notes are established by the Company as of the date of issuance. Interest rates on floating-rate medium-term notes are primarily indexed to LIBOR or treasury bill rates swapped to LIBOR. The weighted average interest rate on all outstanding medium-term notes was 6.7% at March 31, 1995. Long-term debt outstanding at March 31, 1995, matures as follows:

                             1995         $  627.8
                             1996            602.7
                             1997            547.2
                             1998            388.9
                             1999            155.0
                             2000             81.7
                          Thereafter         100.0

                             Total        $2,503.3






     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     A.  Consolidated Results of Operations

         Three Months Ended March 31, 1995 vs. Three Months Ended March 31,
         1994

         Total revenues for the first quarter of 1995 were $143.1 million, a 40% increase over 1994 first quarter revenues of $102.2 million. The increase in revenues was primarily the result of earnings from the larger portfolio which increased to $4,569.5 million at March 31, 1995 from $3,688.0 million at March 31, 1994 and from recording unrealized gains of $6.5 million on interest rate caps written by the Company.

         The Company financed new retail business transactions totaling $609.5 million during the first quarter of 1995 compared with $441.2 million during the first quarter of 1994. New retail financing in the first quarter of 1995 was higher than the first quarter of 1994 levels primarily due to financing increased dealer deliveries of Caterpillar construction machines in the United States. The Company had wholesale financing during the first quarter of 1995 of $423.3 million, compared with $82.3 million for the first quarter of 1994. The increase was primarily due to expansion of the Caterpillar dealer rental fleet financing program in North America.

         The annualized interest rate on finance receivables (computed by dividing annualized finance income by the average monthly finance receivable balances) was 9.0% for the first quarter of 1995 compared with 8.7% for the first quarter of 1994. Tax benefits associated with governmental lease-purchase contracts and a portion of tax benefits associated with long-term tax-oriented leases are not reflected in such annualized interest rates.

         Other income of $14.9 million for the first quarter of 1995 included unrealized gains on interest rate caps written by the Company, fees, gains on sales of equipment returned from lease, gain on sale of receivables (see Capital Resources and Liquidity section), and other miscellaneous income. The increase of $10.2 million during the first quarter of 1995, as compared with the same period in 1994, was primarily due to recording unrealized gains on interest rate caps written by the Company and due to the gain on receivables sold.

         First quarter interest expense of $66.3 million was $20.4 million higher than 1994 first quarter interest expense due to increased borrowings to support the larger portfolio and higher borrowing rates, as the average cost of borrowed funds was 6.7% for the first quarter of 1995 compared with 6.0% for the first quarter of 1994.

         Depreciation expense for the first quarter of 1995 was $26.7 million, $4.8 million higher than the same period in 1994. This increase resulted from additional equipment on operating leases which, computed as a monthly average balance, increased 21.8%.

         General, operating, and administrative expenses increased $3.2 million during the first quarter of 1995 compared with the same period last year. This increase resulted primarily from staff-related and other expenses required to service the larger portfolio and for expansion into Europe. The Company's full-time employment increased from 369 at March 31, 1994 to 414 at March 31, 1995.









         Provision for credit losses during the first quarter of 1995 was $6.1 million, compared with $5.0 million during the first quarter last year, reflecting the increased levels of new retail business. Receivables, net of recoveries, of $1.9 million were written off against the allowance for credit losses during the first quarter of 1995 compared with $3.3 million during the first quarter of 1994.
     Receivables past due over 30 days were 2.0% of total receivables at March 31, 1995, compared with 2.1% at March 31, 1994. The allowance for credit losses is monitored to provide for an amount which, in management's judgment, will be adequate to cover uncollectible receivables. At March 31, 1995, the allowance for credit losses was $54.5 million which was 1.3% of finance receivables, net of unearned income (1.4% excluding wholesale receivables), compared with $43.6 million and 1.3% (1.4% excluding wholesale receivables) at March 31, 1994, respectively.

         Other expense for the first quarter of 1995 was $1.2 million compared with $9.0 million for the first quarter of 1994. The decrease resulted primarily from recording $8.8 million of unrealized losses in the first quarter of 1994 on interest rate caps and swaptions written by the Company. Unrealized gains on these written caps were recorded in the first quarter of 1995 and are reflected in Other income.

         The effective income tax rate for the first quarter of 1995 was 38% compared with 36% for the first quarter of 1994. The increase was primarily due to a decrease in the percentage of total income generated from tax-exempt municipal leases.

         Net income for the first quarter of 1995 was $17.8 million, $11.4 million above 1994 first quarter net income of $6.4 million. The increase in net income resulted primarily from recording unrealized gains, net of tax, of $4.2 million on interest rate caps written by the Company, compared with a $5.4 million unrealized loss for the first quarter of 1994, and from a $1.6 million after-tax gain on receivables sold.

      B.  Capital Resources and Liquidity

         The Company's operations were primarily funded with a combination of medium-term notes, commercial paper, bank borrowings, proceeds from sale of receivables, retained earnings, and additional equity capital of $30.0 million invested by Caterpillar during the quarter. The ratio of debt to equity at March 31, 1995 was 7.1 to 1 compared with 7.7 to 1 at December 31, 1994.

         Total debt outstanding as of March 31, 1995 was $3,958.6 million, an increase of $92.2 million over that at December 31, 1994, and was primarily comprised of $2,424.8 million of medium-term notes, $819.8 million of commercial paper, and $618.0 million of notes payable to banks. The increase in debt and the funds provided by operations and by Caterpillar were used to finance the increase in the portfolio.

         On March 30, 1995, the Company entered into its first private-placement, revolving, asset-backed securitization whereby it agreed to sell on an ongoing basis up to $300.0 million of wholesale (rental fleet financing) receivables. The $300.0 million of proceeds from the sale were used to reduce existing debt. The Company recognized a $2.4 million gain on this transaction and will receive fees on a monthly basis for servicing the participating interests sold.


         The net amount of sold receivables serviced by the Company was $442.0 million at March 31, 1995 which consisted of $300.0 million of wholesale receivables and $142.0 million of retail receivables.

         During the first quarter of 1995, the Company had an early extinguishment of two of its medium-term notes with a principal amount of $50.0 million each and two related interest rate swaps with a notional amount of $50.0 million each. There were no material gains or losses from these transactions.

         At March 31, 1995, the Company had available a total of $1,096.1 million of short-term credit lines which expire at various dates through first quarter 1996, and a $28.6 million long-term credit line which expires May 1997. These credit lines are with a number of banks and are considered support for the Company's outstanding commercial paper, commercial paper guarantees, the discounting of bank and trade bills, and bank borrowings at various interest rates. At March 31, 1995, there were $600.5 million of these lines utilized for bank borrowings in Australia and Europe.

         The Company also participates with Caterpillar in two syndicated revolving credit facilities aggregating $1.8 billion, consisting of a $1.2 billion five-year facility and a $600.0 million 364-day revolving facility. Effective May 1, 1995, the Company's allocation is $1,290.0 million, consisting of a $860.0 million five-year revolving credit and a $430.0 million 364-day revolving credit. The Company has the ability to request a change in its allocation and will do so to maintain the required amount of support for the Company's outstanding commercial paper and commercial paper guarantees. These facilities provide for borrowings at interest rates which vary according to LIBOR or money market rates. At March 31, 1995, there were no borrowings under these facilities.

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

         As of March 31, 1995, the Company had outstanding interest rate swap contracts with notional amounts totaling $1,579.9 million that are either designated as hedges of specific debt issuances or of commercial
     paper.    These swap agreements have terms generally ranging up to five years, which effectively change $951.9 million of floating rate debt to fixed rate debt, $306.0 million of fixed rate debt to floating rate debt, and $322.0 million of floating rate debt to floating rate debt having different characteristics. The interest rate swaps designated to commercial paper provide the ability to obtain fixed rate term debt utilizing short-term debt markets. The Company also had swaps having future effective dates with a total notional amount of $33.0 million, which will effectively change fixed rate debt to floating rate debt.
     The effective dates of the future dated swaps range from 1995 through 1998 with terms of these swaps ranging up to two years.

         As of March 31, 1995, the Company had outstanding sold (written) interest rate cap agreements with notional amounts totaling $235.7 million. To the extent that rates decrease, the notional amount may decrease and/or the term of the written cap agreements may shorten based on the index amortizing feature of the caps. These cap agreements have remaining maturities through October 1997. The Company has marked to market the written cap agreements and is continuing to manage these agreements on an economic basis, which will lead to future mark-to-market gains or losses.

         The Company's outstanding forward rate agreements totaled $21.9 million at the end of the first quarter of 1995. These agreements have terms generally ranging up to six months.

         The Company has forward exchange contracts to hedge its U.S. dollar denominated obligations in Australia against currency fluctuations. These contracts have terms generally ranging up to three months and do not subject the Company to risk due to exchange rate movements, because the gains and losses on the contracts offset the losses and gains on the liabilities being hedged. At March 31, 1995, the Company had forward exchange contracts totaling $173.5 million, all with Caterpillar.

         To supplement external debt financing sources, the Company has variable amount lending agreements with Caterpillar (including one of its subsidiaries). Under these agreements, which may be amended from time to time, the Company may borrow up to $86.4 million from Caterpillar, and Caterpillar may borrow up to $86.4 million from the Company. All of the variable amount lending agreements are effective for indefinite terms and may be terminated by either party upon 30 days' notice. At March 31, 1995, December 31, 1994, and March 31, 1994, the Company had no outstanding borrowings or loans receivable under these agreements.

                     PART II.  OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits


               Exhibit No.                          Description


                   12 Statement Setting Forth Computation of Ratio of Profit to Fixed Charges

                                           (The ratios of profit before
                                           taxes plus fixed charges to fixed
                                           charges for the quarters ending
                                           March 31, 1995, and March 31,
                                           1994, were 1.43 and 1.21,
                                           respectively.)





          (b)  Reports on Form 8-K



               None.






































                              Signatures



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



              Caterpillar Financial Services Corporation
                             (Registrant)






     Date:  May 11, 1995      By:       /s/ K. C. Springer
                                       K.C. Springer, Controller and
                                       Principal Accounting Officer





     Date:  May 11, 1995      By:        /s/ J. S. Beard
                                       J.S. Beard, President









































                            EXHIBIT INDEX



                                                            Sequentially
     Exhibit                                                   Numbered
     Number                       Description                           Page


       12           Statement Setting Forth Computation of        14
                    Ratio of Profit to Fixed Charges