Form 10-Q
period 1995-06-30
CATERPILLAR FINANCIAL SERVICES CORP
filed 1995-08-09
CIK 764764

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549



     (Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended           June 30, 1995


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

         At June 30, 1995, one share of common stock of the Registrant was outstanding.




              Caterpillar Financial Services Corporation

            Form 10-Q for the Quarter Ended June 30, 1995



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





























                        PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Caterpillar Financial Services Corporation

             Consolidated Statement of Financial Position
                             (Unaudited)
                        (Millions of Dollars)

                                             June 30,    Dec. 31,
 June 30,
                                                1995       1994
   1994
     Assets:
       Cash and cash equivalents             $   37.2   $   16.3
$   16.9
       Finance receivables:

         Wholesale notes receivable           1,019.0      516.0
   394.9
         Retail notes receivable              1,233.7    1,105.9
 1,069.0
         Investment in finance receivables    3,337.3    2,831.4
 2,405.6
                                              5,590.0    4,453.3
 3,869.5

         Less:  Unearned income                 503.3      415.5
   355.6
                Allowance for credit losses      50.1       49.5
    43.5
                                              5,036.6    3,988.3
 3,470.4
       Equipment on operating leases,
         less accumulated depreciation          433.0      425.0
   383.7
       Other assets                             117.4       81.6
    78.4

     Total assets                            $5,624.2   $4,511.2
$3,949.4

     Liabilities and stockholder's equity:
       Payable to dealers and others         $   74.0   $   42.9
$   18.4
       Payable to Caterpillar Inc.                3.1        3.2
     3.3
       Accrued interest payable                  42.7       37.8
    33.8
       Income tax payable                        30.2       21.6
    35.8
       Other liabilities                          2.4       25.5
    19.8
       Short-term borrowings                  2,056.2    1,383.1
 1,168.3
       Current maturities of long-term debt     765.7      807.6
   714.4
       Long-term debt                         2,061.0    1,675.7
 1,488.5
       Deferred income taxes                     17.1       10.7
     3.9
     Total liabilities                        5,052.4    4,008.1
 3,486.2

       Common stock - $1 par value
         Authorized:  2,000 shares
         Issued & outstanding: one share        325.0      295.0
   275.0
       Profit employed in the business          241.1      207.7
   190.4
       Foreign currency translation

         adjustment                               5.7         .4
    (2.2)
     Total stockholder's equity                 571.8      503.1
   463.2
     Total liabilities and stockholder's
       equity                                $5,624.2   $4,511.2
$3,949.4











            (See Notes to Consolidated Financial Statements)







              Caterpillar Financial Services Corporation

                               Consolidated Statement of Income
                             (Unaudited)
                        (Millions of Dollars)










                                    Three Months Ended  Six
Months Ended
                                    June 30,  June 30, June 30,
June 30,
                                      1995      1994     1995
1994
     Revenues:
       Wholesale finance income     $ 14.7    $  5.7   $ 25.4   $
8.1
       Retail finance income          88.8      67.7    171.3
133.8
       Rental income                  36.1      30.1     71.1
59.1
       Other income                   13.2       5.4     28.2
10.0
         Total revenues              152.8     108.9    296.0
211.0

     Expenses:
       Interest                       73.8      51.7    140.1
97.7
       Depreciation                   27.7      22.7     54.3
44.6
       General, operating, and
         administrative               14.3      11.1     28.4
21.6
       Provision for credit losses    10.3       5.7     16.4
10.8
       Other expense                   0.9       4.7      2.2
13.6
         Total expenses              127.0      95.9    241.4
188.3

     Income before income taxes and
       minority interest              25.8      13.0     54.6
22.7

     Provision for income taxes       10.2       4.7     21.3
8.2

     Minority interest in losses
       of subsidiary                    -         .2       -
 .4

     Net Income                     $ 15.6    $  8.5   $ 33.3   $
14.9












                (See Notes to Consolidated Financial Statements)




              Caterpillar Financial Services Corporation

                 Consolidated Statement of Cash Flows
                             (Unaudited)
                        (Millions of Dollars)

                                                  Six Months
Ended
                                                 June 30,  June
30,
                                                   1995      1994

     Cash flows from operating activities:
       Net income                                $  33.3   $
14.9
       Adjustments for noncash items:
         Depreciation                               54.3
44.6
         Provision for credit losses                16.4
10.8
         Mark-to-market adjustment                 (10.9)
13.2
         Other                                      (2.0)
(4.0)
       Change in assets and liabilities:
         Receivables from customers and others     (31.1)
(27.1)
         Deferred income taxes                       6.7
(9.4)
         Payable to dealers and others              28.9
3.3
         Payable to Caterpillar Inc.                 (.1)
(.6)
         Accrued interest payable                    4.6
(.2)
         Income tax payable                          8.6
(.3)
         Other, net                                (12.1)
 .9
           Net cash provided by operating
             activities                             96.6
46.1

     Cash flows from investing activities:
       Additions to equipment                      (79.3)
(78.4)
       Disposal of equipment                        34.2
45.6
       Additions to finance receivables         (2,570.2)
(1,351.3)
       Collections of finance receivables        1,154.3
782.4
       Proceeds from sale of receivables, net      386.9
241.4
       Other, net                                   (2.0)
 .5
           Net cash used for investing
             activities                         (1,076.1)
(359.8)

     Cash flows from financing activities:
       Additional paid-in capital                   30.0
25.0
       Proceeds from long-term debt issues         906.5
556.6
       Payments on long-term debt                 (568.8)
(259.2)
       Short-term borrowings, net                  631.9
(7.7)
           Net cash provided by financing
             activities                            999.6
314.7

     Effect of exchange rate changes on cash          .8
 .3

     Net change in cash and cash equivalents        20.9
1.3

     Cash and cash equivalents at beginning
       of year                                      16.3
15.6

     Cash and cash equivalents at end of quarter $  37.2   $
16.9







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

     4. During the first six months of 1995, the Company publicly issued
     $893.7 million of medium-term notes. The notes are offered on a continuous basis through agents and have maturities ranging from nine months to 15 years. Interest rates on fixed-rate medium-term notes are established by the Company as of the date of issuance.
Interest rates
     on floating-rate medium-term notes are primarily indexed to LIBOR or treasury bill rates swapped to LIBOR. The weighted average interest rate on all outstanding medium-term notes was 6.5% at June
30, 1995.
     Long-term debt outstanding at June 30, 1995, matures as follows:

                             1995         $  340.2
                             1996          1,029.1
                             1997            693.6
                             1998            424.8
                             1999            155.9
                             2000             81.8
                          Thereafter         101.3
                             Total        $2,826.7

          As of June 30, 1995, the Company's ratio of debt to total
     stockholder's equity exceeded the ratio specified in its revolving credit facility agreement. A waiver and amendment to the agreement has been requested.





     Item 2. Management's Discussion and Analysis of Financial
Condition and
             Results of Operations

     A.  Consolidated Results of Operations

         Three Months Ended June 30, 1995 vs. Three Months Ended
June 30,
         1994

         Total revenues for the second quarter of 1995 were $152.8 million, a
     40% increase over 1994 second quarter revenues of $108.9 million. The increase in revenues was primarily the result of earnings from the larger portfolio which increased to $5,497.8 million at June
30, 1995
     from $3,874.5 million at June 30, 1994. Gains of $5.1 million on interest rate caps written by the Company also contributed to the increase in revenues. These written interest rate caps were terminated during the second quarter of 1995.

         The Company financed new retail business transactions totaling
     $730.0 million during the second quarter of 1995 compared with $540.7 million during the second quarter of 1994. New retail financing in the second quarter of 1995 was higher than the second quarter of 1994 levels primarily due to financing increased dealer deliveries of Caterpillar construction machines in the United States and Europe.  The
Company had
     wholesale financing during the second quarter of 1995 of $892.8 million compared with $272.0 million for the second quarter of 1994.
The
     increase was primarily due to expansion of the Caterpillar dealer rental fleet financing program in North America.

         The annualized interest rate on finance receivables
(computed by
     dividing annualized finance income by the average monthly finance receivable balances) was 9.0% for the second quarter of 1995 compared with 8.6% for the second quarter of 1994. Tax benefits associated with governmental lease-purchase contracts and a portion of tax benefits associated with long-term tax-oriented leases are not reflected in such annualized interest rates.

         Other income of $13.2 million for the second quarter of
1995
     included gains on interest rate caps written by the Company, fees, securitization income, gains on sales of equipment returned from lease, and other miscellaneous income. The increase of $7.8 million during the second quarter of 1995, as compared with the same period in 1994, was primarily due to recording gains of $5.1 million on interest rate caps written by the Company and securitization income of $2.2 million.
     Losses on these written caps were recorded in the second quarter of 1994 and are reflected in Other expense.

         Second quarter interest expense of $73.8 million was $22.1 million higher than 1994 second quarter interest expense due to increased borrowings to support the larger portfolio and higher borrowing rates, as the average cost of borrowed funds was 6.7% for the second quarter of
     1995 compared with 6.1% for the second quarter of 1994.


         Depreciation expense for the second quarter of 1995 was
$27.7
     million, $5.0 million higher than the same period in 1994.
This
     increase resulted from additional equipment on operating leases which, computed as a monthly average balance, increased 20.6%.

         General, operating, and administrative expenses increased $3.2 million during the second quarter of 1995 compared with the same period last year. This increase resulted primarily from staff-related and other expenses required to service the larger managed portfolio. The
     Company's full-time employment increased from 390 at June
30, 1994 to
     434 at June 30, 1995.



         Provision for credit losses during the second quarter of
1995 was
     $10.3 million, compared with $5.7 million during the second quarter last
     year, reflecting a higher provision taken for the U.S.
company and the
     increased levels of new retail business.  Receivables, net of
     recoveries, of $14.8 million were written off against the
allowance for
     credit losses during the second quarter of 1995 compared
with $3.2
     million during the second quarter of 1994.  The increased
write-offs
     were primarily attributable to one customer in the fishing industry.
     Receivables past due over 30 days were 2.2% of total
receivables at
     June 30, 1995, compared with 3.2% at June 30, 1994. The
allowance for
     credit losses is monitored to provide for an amount which, in
     management's judgment, will be adequate to cover
uncollectible
     receivables.  At June 30, 1995, the allowance for credit
losses was
     $50.1 million which was 1.0% of finance receivables, net of unearned
     income (1.2% excluding wholesale receivables), compared with
$43.5
     million and 1.2% (1.4% excluding wholesale receivables) at June 30,
     1994, respectively.

         Other expense for the second quarter of 1995 was $0.9 million compared with $4.7 million for the second quarter of 1994.
The decrease
     resulted primarily from recording $4.3 million of losses in the second quarter of 1994 on interest rate caps and swaptions written by the
     Company. Gains on these written caps were recorded in the second quarter of 1995 and are reflected in Other income.

         The effective income tax rate for the second quarter of 1995 was
     40% compared with 36% for the second quarter of 1994. The increase was primarily due to a decrease in the percentage of total income generated from tax-exempt municipal leases.

         Net income for the second quarter of 1995 was $15.6
million, $7.1
     million above 1994 second quarter net income of $8.5 million. The increase in net income resulted primarily from recording gains, net of tax, of $3.1 million on interest rate caps written by the Company, compared with a $2.8 million loss, net of tax, for the second quarter of
     1994. Net income excluding these mark-to-market gains and losses was
     $12.5 million, compared with $11.3 million. This increase of $1.2 million resulted primarily from increased earnings from a larger portfolio, partially offset by an increase in the provision for credit losses.

         Six Months Ended June 30, 1995 vs. Six Months Ended June
30, 1994

         Total revenues for the first half of 1995 were $296.0
million, a 40%
     increase over the revenues for the first half of 1994 of $211.0 million.
     The increase in revenues was primarily the result of earnings from the larger portfolio and from recording gains of $10.9 million on interest rate caps written by the Company.

         The Company financed new retail business transactions
totaling
     $1,339.5 million during the first half of 1995 compared with
$981.9
     million during the first half of 1994. New retail financing in the first half of the year was higher than 1994 levels primarily due to financing increased dealer deliveries of Caterpillar construction machines in the United States and Europe. The Company had wholesale financing during the first half of 1995 of $1,316.1 million compared with $354.3 million for the first half of 1994. The increase was primarily due to expansion of the Caterpillar dealer rental fleet financing program in North America. It is the Company's expectation that dealer rental fleet financing will be lower during the second half of the year due to the expected seasonality of the program.
On
     March 30, 1995, the Company entered into a $300.0 million revolving asset backed securitization agreement for wholesale receivables.



         The annualized interest rate on finance receivables
(computed by
     dividing annualized finance income by the average monthly finance receivable balances) was 9.0% for the first half of 1995 compared with
     8.7% for the first half of 1994. Tax benefits associated with governmental lease-purchase contracts and a portion of tax benefits associated with long-term tax-oriented leases are not reflected in such annualized interest rates.

         Other income of $28.2 million for the first half of 1995 included gains on interest rate caps written by the Company, fees, gains on sales of equipment returned from lease, securitization income, gain on sale of receivables, and other miscellaneous income. The increase of $18.2 million during the first six months of 1995, as compared with the same period in 1994, was primarily due to recording gains on interest rate caps written by the Company and securitization income.

         Interest expense for the first half of 1995 was $140.1 million,
     $42.4 million higher than the first six months of 1994 due to increased borrowings to support the larger portfolio and higher borrowing rates, as the average cost of borrowed funds was 6.7% for the first half of
     1995 compared with 6.1% in 1994.

         Depreciation expense increased from $44.6 million for the first half of 1994 to $54.3 million for the first half of 1995 due to the increase in equipment on operating leases which, computed as a monthly average balance, increased 21.0%.

         General, operating, and administrative expenses for the first six months of 1995 increased $6.8 million over the same period last year primarily due to staff-related and other expenses required to service the larger managed portfolio.

         Provision for credit losses during the first six months of 1995 increased from $10.8 million in the first half of 1994 to $16.4 million in the first half of 1995. This increase reflected increased levels of new retail business and a higher provision taken for the U.S. Company.
     Receivables, net of recoveries, of $16.6 million were written off against the allowance for credit losses during the first half of 1995 compared with $6.5 million during the first half of 1994.
The increased
     write-offs were primarily attributable to one customer in the fishing industry.

         Other expense for the first half of 1995 was $2.2 million compared with $13.6 million for the first half of 1994. The decrease resulted primarily from recording $13.2 million of losses in the first half of
     1994 on interest rate caps and swaptions written by the Company. Gains on these written caps were recorded in the first half of 1995 and are reflected in Other income.

         The effective income tax rate for the first half of 1995
was 39%
     compared with 36% for the first half of 1994. The increase was primarily due to a decrease in the percentage of total income generated from tax-exempt municipal leases.

         Net income for the first half of 1995 was $33.3 million compared with $14.9 million in the first half of 1994. The increase in net income resulted primarily from recording gains, net of tax, of $6.8 million on interest rate caps written by the Company, compared with a
     $8.1 million loss, net of tax, for the first half of 1994, as well as a larger portfolio. Net income excluding the mark-to-market gains and losses was $26.5 million, compared with $23.0 million. This increase of
     $3.5 million resulted primarily from increased earnings from a larger portfolio, partially offset by an increase in the provision for credit losses.



      B.  Capital Resources and Liquidity

         The Company's operations were primarily funded with a combination of medium-term notes, commercial paper, bank borrowings, proceeds from sale of receivables, additional equity capital of $30.0 million invested by
     Caterpillar, and retained earnings. The ratio of debt to equity at
     June 30, 1995 was 8.5 to 1 compared with 7.7 to 1 at
December 31, 1994.

         Total debt outstanding as of June 30, 1995 was $4,882.9 million, an increase of $1,016.5 million over that at December 31, 1994, and was primarily comprised of $2,738.2 million of medium-term notes, $1,373.6 million of commercial paper, and $656.9 million of notes payable to banks. The increase in debt and the funds provided by Caterpillar and by operations were used to finance the increase in the portfolio.

         The net amount of sold receivables serviced by the Company was
     $417.9 million at June 30, 1995 which consisted of $300.0 million of wholesale receivables and $117.9 million of retail receivables. The
     Company expects to sell an additional $400-$500 million of retail receivables during the third quarter of 1995.

         At June 30, 1995, the Company had available a total of
$1,363.2
     million of short-term credit lines which expire at various dates through the first half of 1996, and a $29.1 million long-term credit line which expires May 1997. These credit lines are with a number of banks and are considered support for the Company's outstanding commercial paper, commercial paper guarantees, the discounting of bank and trade bills, and bank borrowings at various interest rates. At June 30, 1995, there were $646.9 million of these lines utilized for bank borrowings in
     Australia and Europe.

         The Company also participates with Caterpillar in two syndicated revolving credit facilities aggregating $1.8 billion, consisting of a
     $1.2 billion five-year facility and a $600.0 million 364-day revolving facility. The Company's allocation is $1,440.0 million, consisting of a
     $960.0 million five-year revolving credit and a $480.0 million 364-day revolving credit. The Company has the ability to request a change in its allocation to maintain the required amount of support for the
     Company's outstanding commercial paper and commercial paper guarantees.
     These facilities provide for borrowing at interest rates which vary according to LIBOR or money market rates. At June 30, 1995, there were no borrowings under these facilities.

         The Company's revolving credit facilities were amended at the request of the Company. The changes 1) increased the total debt to total stockholder's equity ratio required to a maximum of
8.35 to 1 from
     May 31, 1995 through October 1, 1995 and 8.0 to 1
thereafter; and 2)
     established a minimum ratio of consolidated profit before taxes plus fixed charges to fixed charges of 1.15 to 1. Due to record volumes of new business for the quarter and particularly in the month of June, the
     Company exceeded the debt to equity ratio and has requested a waiver and amendment to the agreement.

         In connection with its match funding objectives, the Company utilizes a variety of interest rate contracts including swap and forward rate agreements. All of these interest rate agreements are held or issued for purposes other than trading. The agreements are entered into with major financial institutions and are utilized for two principal reasons: 1) To modify the Company's debt structure in order to match fund its receivable portfolio which reduces the risk of deteriorating margins between its interest-earning assets and interest-
     bearing liabilities, and 2) To gain an economic/competitive advantage through lowering the cost of borrowed funds by either changing the characteristics of existing debt instruments or entering into agreements in combination with the issuance of debt.



         As of June 30, 1995, the Company had outstanding interest rate swap contracts with notional amounts totaling $1,522.8 million that are either designated as hedges of specific debt issuances or of commercial paper. These swap agreements have terms generally ranging up to five years, which effectively change $974.8 million of floating rate debt to fixed rate debt, $281.0 million of fixed rate debt to floating rate debt, and $267.0 million of floating rate debt to floating rate debt having different characteristics. The interest rate swaps designated to commercial paper provide the ability to obtain fixed rate term debt utilizing short-term debt markets. The Company also had swaps having future effective dates with a total notional amount of $47.5 million, which will effectively change $33.0 million of fixed rate debt to floating rate debt and $14.5 million of floating rate debt to fixed rate debt. The effective dates of the future dated swaps range from 1995 through 1998 with terms of these swaps ranging up to two years.

         The Company's outstanding forward rate agreements totaled $89.7 million at the end of the second quarter of 1995. These agreements have terms generally ranging up to six months.

         The Company has forward exchange contracts to hedge its U.S. dollar denominated obligations in Australia against currency fluctuations.
     These contracts have terms generally ranging up to three months and do not subject the Company to risk due to exchange rate movements, because the gains and losses on the contracts offset the losses and gains on the liabilities being hedged. At June 30, 1995, the Company had forward exchange contracts totaling $176.3 million, all with Caterpillar.

         To supplement external debt financing sources, the Company has variable amount lending agreements with Caterpillar
(including one of
     its subsidiaries). Under these agreements, which may be amended from time to time, the Company may borrow up to $85.5 million from
     Caterpillar, and Caterpillar may borrow up to $85.5 million from the
     Company. All of the variable amount lending agreements are effective for indefinite terms and may be terminated by either party upon 30 days'
     notice.  At June 30, 1995, December 31, 1994, and June 30,
1994, the
     Company had no outstanding borrowings or loans receivable under these agreements.

                     PART II.  OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits


               Exhibit No.                          Description





                  12                       Statement Setting
Forth
                                           Computation of Ratio
of Profit to
                                           Fixed Charges

                                           (The ratios of profit
before taxes
                                           plus fixed charges to
fixed
                                           charges for the
quarters ending
                                           June 30, 1995, and
June 30, 1994,
                                           were 1.34 and 1.24,
respectively,
                                           and for the six months
ending
                                           June 30, 1995, and
June 30, 1994,
                                           were 1.38 and 1.23,
respectively.)




          (b)  Reports on Form 8-K

               A report on Form 8-K dated June 6, 1995, was filed by the
               Company, in which the Company reported that it had executed a
               Distribution Agreement relating to the sale of up to
               $2,000,000,000 of its Medium-Term Notes, Series E, and filed the Distribution Agreement dated June 5, 1995.

               A report on Form 8-K dated June 14, 1995, was filed by the
               Company, in which the Company reported an amendment to the
               Support Agreement with Caterpillar effective June
14, 1995.



































                              Signatures



         Pursuant to the requirements of the Securities Exchange
Act of 1934,
     the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



              Caterpillar Financial Services Corporation
                             (Registrant)






     Date:  August 9, 1995         By:       /s/K.C. Springer

                                       K.C. Springer, Controller
and
                                       Principal Accounting
Officer





     Date:  August 9, 1995         By:       /s/J.S. Beard

                                       J.S. Beard, President


































                            EXHIBIT INDEX




Sequentially
     Exhibit
Numbered
     Number                       Description
     Page


       12           Statement Setting Forth Computation of
15
                     Ratio of Profit to Fixed Charges