Form 10-Q
period 1995-09-30
CATERPILLAR FINANCIAL SERVICES CORP
filed 1995-11-02
CIK 764764

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549



     (Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended           September 30, 1995


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

         At September 30, 1995, one share of common stock of the Registrant was outstanding.

              Caterpillar Financial Services Corporation

          Form 10-Q for the Quarter Ended September 30, 1995



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

                             PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Caterpillar Financial Services Corporation

             Consolidated Statement of Financial Position
                             (Unaudited)
                        (Millions of Dollars)

                                             Sept. 30,   Dec. 31,   Sept. 30,
                                                 1995       1994       1994
     Assets:
       Cash and cash equivalents             $   23.5   $   16.3   $   19.7
       Finance receivables:
         Wholesale notes receivable           1,056.7      516.0      486.2
         Retail notes receivable              1,343.3    1,105.9    1,035.6
         Investment in finance receivables    3,102.2    2,831.4    2,602.3
                                              5,502.2    4,453.3    4,124.1

         Less:  Unearned income                 462.2      415.5      376.8
                Allowance for credit losses      55.5       49.5       46.4
                                              4,984.5    3,988.3    3,700.9
       Equipment on operating leases,
         less accumulated depreciation          393.7      425.0      400.4
       Other assets                             138.5       81.6       90.3

     Total assets                            $5,540.2   $4,511.2   $4,211.3

     Liabilities and stockholder's equity:
       Payable to dealers and others         $   72.5   $   42.9   $   20.5
       Payable to Caterpillar Inc.                3.7        3.2        2.1
       Accrued interest payable                  68.2       37.8       54.6
       Income tax payable                        37.7       21.6       45.6
       Other liabilities                          3.9       25.5       19.4
       Short-term borrowings                  2,028.6    1,383.1    1,353.2
       Current maturities of long-term debt     944.8      807.6      726.2
       Long-term debt                         1,766.7    1,675.7    1,512.6
       Deferred income taxes                     21.1       10.7         .2
     Total liabilities                        4,947.2    4,008.1    3,734.4

       Common stock - $1 par value
         Authorized:  2,000 shares
         Issued & outstanding: one share        325.0      295.0      275.0
       Profit employed in the business          261.4      207.7      201.3
       Foreign currency translation
         adjustment                               6.6         .4         .6
     Total stockholder's equity                 593.0      503.1      476.9
     Total liabilities and stockholder's
       equity                                $5,540.2   $4,511.2   $4,211.3








            (See Notes to Consolidated Financial Statements)







              Caterpillar Financial Services Corporation

                   Consolidated Statement of Income
                             (Unaudited)
                        (Millions of Dollars)










                                    Three Months Ended   Nine Months Ended
                                    Sept. 30, Sept. 30, Sept. 30, Sept. 30,
                                       1995      1994      1995      1994
     Revenues:
       Wholesale finance income     $ 23.0    $  8.3     $ 48.4    $ 16.4
       Retail finance income          96.0      68.4      267.3     202.2
       Rental income                  27.3      31.2       98.4      90.3
       Other income                   14.2       5.3       42.4      15.3
         Total revenues              160.5     113.2      456.5     324.2

     Expenses:
       Interest                       81.6      54.1      221.7     151.8
       Depreciation                   20.1      23.9       74.4      68.5
       General, operating, and
         administrative               15.1      12.1       43.5      33.7
       Provision for credit losses    10.8       5.1       27.2      15.9
       Other expense                    .5        .8        2.7      14.4
         Total expenses              128.1      96.0      369.5     284.3

     Income before income taxes and
       minority interest              32.4      17.2       87.0      39.9

     Provision for income taxes       11.9       6.6       33.2      14.8

     Minority interest in losses
       of subsidiary                     -        .3          -        .7

     Net Income                     $ 20.5    $ 10.9     $ 53.8    $ 25.8
















                (See Notes to Consolidated Financial Statements)




              Caterpillar Financial Services Corporation

                 Consolidated Statement of Cash Flows
                             (Unaudited)
                        (Millions of Dollars)

                                                  Nine Months Ended
                                                Sept. 30, Sept. 30,
                                                    1995      1994
     Cash flows from operating activities:
       Net income                                $  53.8   $  25.8
       Adjustments for noncash items:
         Depreciation                               74.4      68.5
         Provision for credit losses                27.2      15.9
         Mark-to-market adjustment                 (10.9)     13.6
         Other                                        .2      (5.4)
       Change in assets and liabilities:
         Receivables from customers and others     (46.2)    (36.6)
         Deferred income taxes                      10.6     (13.1)
         Payable to dealers and others              24.6       5.1
         Payable to Caterpillar Inc.                  .5      (1.8)
         Accrued interest payable                   30.1      20.5
         Income tax payable                         16.0       9.4
         Other, net                                (10.7)      (.2)
           Net cash provided by operating
             activities                            169.6     101.7

     Cash flows from investing activities:
       Additions to equipment                     (120.9)   (125.3)
       Disposals of equipment                       52.7      63.6
       Additions to finance receivables         (3,770.0) (2,047.5)
       Collections of finance receivables        1,887.4   1,254.2
       Proceeds from sale of receivables, net      935.0     241.4
       Other, net                                     .8        .9
           Net cash used for investing
             activities                         (1,015.0)   (612.7)

     Cash flows from financing activities:
       Additional paid-in capital                   30.0      25.0
       Proceeds from long-term debt issues         929.5     717.0
       Payments on long-term debt                 (706.2)   (385.5)
       Short-term borrowings, net                  599.0     158.4
           Net cash provided by financing
             activities                            852.3     514.9

     Effect of exchange rate changes on cash          .3        .2

     Net change in cash and cash equivalents         7.2       4.1

     Cash and cash equivalents at beginning
       of year                                      16.3      15.6

     Cash and cash equivalents at end of quarter $  23.5   $  19.7




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

     2. Income on financing leases, installment sale contracts, and customer and dealer loans (retail finance income) is recognized over the term of the contract at a constant rate of return on the scheduled uncollected principal balance. Income on dealer floor planning and rental fleet financing (wholesale finance income) is recognized based on the daily balance of wholesale receivables outstanding and the applicable effective interest rate. Income on operating leases (rental income) is reported over the life of the operating lease in the period earned.
     Loan origination fees and commitment fees in excess of five hundred dollars are amortized to finance income using the interest method over the contractual lives of the finance receivables.

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

     4. During the first nine months of 1995, the Company publicly issued $893.7 of medium-term notes. The notes are offered on a continuous basis through agents and have maturities ranging from nine months to 15 years. Interest rates on fixed-rate medium-term notes are established by the Company as of the date of issuance. Interest rates on floating-rate medium-term notes are primarily indexed to LIBOR rates. The weighted average interest rate on all outstanding medium-term notes was 6.5% at September 30, 1995. Long-term debt outstanding at
     September 30, 1995, matures as follows:

                             1995         $  205.5
                             1996          1,038.9
                             1997            702.5
                             1998            424.8
                             1999            155.8
                             2000             81.8
                          Thereafter         102.2
                             Total        $2,711.5









     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     A.  Consolidated Results of Operations

         Three Months Ended September 30, 1995 vs. Three Months Ended September 30, 1994

         Total revenues for the third quarter of 1995 were $160.5 million, a 42% increase over 1994 third quarter revenues of $113.2 million. The increase in revenues was primarily the result of earnings from the larger portfolio which increased to $5,412.2 million at September 30, 1995 from $4,125.2 million at September 30, 1994 and the increase in Other income described below. See Capital Resources and Liquidity section regarding sold receivables serviced by the Company.

         The Company financed new retail business transactions totaling $778.5 million during the third quarter of 1995 compared with $496.1 million during the third quarter of 1994. New retail financing in the third quarter of 1995 was higher than the third quarter of 1994 levels primarily due to financing increased dealer deliveries of Caterpillar construction machines in the United States and Europe and increased dealer loans in the United States. The Company had wholesale financing during the third quarter of 1995 of $483.3 million, compared with $212.2 million for third quarter 1994. The increase was primarily due to expansion of the Caterpillar dealer rental fleet financing program in North America.

         The annualized interest rate on finance receivables (computed by dividing annualized finance income by the average monthly finance receivable balances) was 9.3% for the third quarter of 1995 compared with 8.6% for the third quarter of 1994. Tax benefits associated with governmental lease-purchase contracts and a portion of tax benefits associated with long-term tax-oriented leases are not reflected in such annualized interest rates.

         Other income of $14.2 million for the third quarter of 1995 included a gain on sale of receivables (see Capital Resources and Liquidity section), securitization-related income, fees, gains on sales of equipment returned from lease, and other miscellaneous income. The increase of $8.9 million in other income during the third quarter of 1995, as compared with the same period in 1994, was primarily due to a $4.1 million gain on receivables sold and a $3.9 million increase in servicing and residual income earned on assets securitized by the Company.

         Third quarter interest expense of $81.6 million was $27.5 million higher than 1994 third quarter interest expense due to increased borrowings to support the larger portfolio and higher borrowing rates as the average cost of borrowed funds was 6.6% for the third quarter of 1995, compared with 6.2% for the third quarter of 1994.

         Depreciation expense for the third quarter of 1995 was $20.1 million, $3.8 million lower than the same period in 1994. This decrease primarily resulted from a reclassification of certain contracts from operating to finance leases, partially offset by an increase due to new business.

         General, operating, and administrative expenses increased $3.0 million during the third quarter of 1995 compared with the same period last year. This increase resulted primarily from staff-related and other expenses required to service the larger managed portfolio. The Company's full-time employment increased from 404 at September 30, 1994 to 448 at September 30, 1995.





         Provision for credit losses during the third quarter of 1995 was $10.8 million, compared with $5.1 million during the third quarter last year, reflecting a higher provision taken by the Company and the increased levels of new retail business. Receivables, net of recoveries, of $2.6 million were written off against the allowance for credit losses during the third quarter of 1995, the same amount as during the third quarter of 1994. Receivables past due over 30 days were 2.2% of total receivables at September 30, 1995, compared with 2.4% at September 30, 1994. The allowance for credit losses is monitored to provide for an amount which, in management's judgment, will be adequate to cover uncollectible receivables. At September 30, 1995, the allowance for credit losses was $55.5 million which was 1.1% of finance receivables, net of unearned income (1.4% excluding wholesale receivables), compared with $46.4 million and 1.2% (1.4% excluding wholesale receivables) at September 30, 1994, respectively.

         The effective income tax rate for the third quarter of 1995 was 37% compared with 38% for the third quarter of 1994.

         Net income for the third quarter of 1995 was $20.5 million, $9.6 million above 1994 third quarter net income of $10.9 million. The increase in net income was primarily the result of increased earnings from a larger portfolio, a gain on sale of receivables, and higher securitization-related income.

         Nine Months Ended September 30, 1995 vs. Nine Months Ended September 30, 1994

         Total revenues for the first nine months of 1995 were $456.5 million, a 41% increase over the revenues for the first nine months of 1994 of $324.2 million. The increase in revenues was primarily the result of earnings from the larger portfolio and the increase in Other income described below.

         The Company financed new retail business transactions totaling $2,118.0 million during the first nine months of 1995 compared with $1,478.1 million during the first nine months of 1994. New retail financing in the first nine months of the year was higher than 1994 levels due to financing increased dealer deliveries of Caterpillar construction machines in the United States and Europe and due to increased engine financing in the United States. The Company had wholesale financing during the first nine months of 1995 of $1,799.4 million compared with $566.6 million for the first nine months of 1994. The increase was primarily due to expansion of the Caterpillar dealer rental fleet financing program in North America.

         The annualized interest rate on finance receivables (computed by dividing annualized finance income by the average monthly finance receivable balances) was 9.1% for the first nine months of 1995 compared with 8.6% for the first nine months of 1994. Tax benefits associated with governmental lease purchase contracts and a portion of tax benefits associated with long-term tax-oriented leases are not reflected in such annualized interest rates.












         Other income of $42.4 million for the first nine months of 1995 included gains on interest rate caps written by the Company that were terminated in the second quarter, securitization-related income, fees, gains on sales of receivables, gains on sales of equipment returned from lease, and other miscellaneous income. The increase of $27.1 million during the first nine months of 1995, as compared with the same period in 1994, was primarily due to recording gains of $10.9 million in the first half of 1995 on interest rate caps written by the Company and an increase in securitization-related income of $7.8 million and gains on sales of receivables of $5.3 million.

         Interest expense for the first nine months of 1995 was $221.7 million, $69.9 million higher than the first nine months of 1994 due to increased borrowings to support the larger portfolio and higher borrowing rates, as the average cost of borrowed funds was 6.7% for the first nine months of 1995 compared with 6.1% in 1994.

         Depreciation expense increased from $68.5 million for the first nine months of 1994 to $74.4 million for the first nine months of 1995 due to new business, partially offset by a reclassification of certain contracts from operating to finance leases.

         General, operating, and administrative expenses for the first nine months of 1995 increased $9.8 million over the same period last year primarily due to staff-related and other expenses required to service the larger managed portfolio.

         Provision for credit losses during the first nine months of 1995 increased from $15.9 million in the first nine months of 1994 to $27.2 million in the first nine months of 1995. This increase reflected a higher provision taken by the Company and an increase in new retail business. Receivables, net of recoveries, of $19.2 million were written off against the allowance for credit losses during the first nine months of 1995 compared with $9.1 million during the first nine months of 1994. The increased write-offs were primarily attributable to one customer in the fishing industry.

         Other expense for the first nine months of 1995 was $2.7 million compared with $14.4 million for the first nine months of 1994. The decrease resulted primarily from recording $13.7 million of losses in the first nine months of 1994 on interest rate caps and swaptions written by the Company. Gains on the written caps were recorded in the first half of 1995 (terminated in the second quarter) and are reflected in Other income.

         The effective income tax rate for the first nine months of 1995 was 38% compared with 37% for the first nine months of 1994.

         Net income for the first nine months of 1995 was $53.8 million compared with $25.8 million in the first nine months of 1994. The increase in net income resulted partially from a gain, net of tax, of $6.8 million on interest rate caps written by the Company, compared with an $8.8 million loss, net of tax, for the first nine months of 1994.
     Net income excluding these amounts was $47.0 million, compared with $34.6 million in 1994. This increase of $12.4 million resulted primarily from increased earnings from a larger portfolio and an increase in securitization-related income and gains on sales of receivables, partially offset by an increase in the provision for credit losses.








      B.  Capital Resources and Liquidity

         The Company's operations during the year were primarily funded with a combination of commercial paper, bank borrowings, proceeds from sale of receivables, medium-term notes, retained earnings, and additional equity capital of $30.0 million invested by Caterpillar. The ratio of debt to equity at September 30, 1995 was 8.0 to 1 compared with 7.7 to 1 at December 31, 1994.

         Total debt outstanding as of September 30, 1995 was $4,740.1 million, an increase of $873.7 million over that at December 31, 1994, and was primarily comprised of $2,604.6 million of medium-term notes, $1,310.8 million of commercial paper, and $689.7 million of notes payable to banks. The increase in debt and the funds provided by operations and by Caterpillar were used to finance the increase in the portfolio.

         The Company filed a shelf registration during the third quarter of 1995 obtaining approval in the amount of $760.0 million for securitization of installment sale contracts and finance leases. In September 1995, $459.1 million of the Company's installment sale contracts were securitized. The proceeds were used to reduce existing debt. The Company recognized a $4.1 million pre-tax gain on this transaction in the third quarter and will receive fees in future periods for servicing these sold receivables.

         The net amount of sold receivables serviced by the Company was $824.9 million at September 30, 1995 which consisted of $300.0 million of wholesale receivables, under a revolving asset-backed securitization agreement, and $524.9 million of installment sale contracts.

         At September 30, 1995, the Company had available a total of $1,320.4 million of short-term credit lines which expire at various dates through third quarter 1996, and a $29.7 million long-term credit line which expires May 1997. These credit lines are with a number of banks and are considered support for the Company's outstanding commercial paper, commercial paper guarantees, the discounting of bank and trade bills, and bank borrowings. At September 30, 1995, there were $688.2 million of these lines utilized for bank borrowings in Australia and Europe.

         The Company also participates with Caterpillar in two syndicated revolving credit facilities aggregating $1.8 billion, consisting of a $1.2 billion five-year facility and a $600.0 million 364-day revolving facility. The Company's allocation is $1,440.0 million, consisting of a $960.0 million five-year revolving credit and a $480.0 million 364-day revolving credit. The Company has the ability to request a change in its allocation to maintain the required amount of support for the Company's outstanding commercial paper and commercial paper guarantees. These facilities provide for borrowing at interest rates which vary according to LIBOR or money market rates. At September 30, 1995, there were no borrowings under these facilities. Effective October 10, the debt to equity ratio covenant was amended to maintain a ratio of not greater than a) 8.75 to 1 until December 31, 1995; b) 8.25 to 1 on January 1, 1996 and thereafter; except for c) 8.0 to 1 on each December 31 commencing December 31, 1995. The ratios in a) and b) will be based on the average of the six preceding calendar months. At September 30, 1995, the Company was in compliance with this debt covenant.











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

         As of September 30, 1995, the Company had outstanding interest rate swap contracts with notional amounts totaling $1,539.3 million that are either designated as hedges of specific debt issuances or of commercial paper. These swap agreements have terms generally ranging up to five years, which effectively change $1,050.8 million of floating rate debt to fixed rate debt, $311.0 million of fixed rate debt to floating rate debt, and $177.5 million of floating rate debt to floating rate debt having different characteristics. The interest rate swaps designated to commercial paper provide the ability to obtain fixed rate term debt utilizing short-term debt markets. The Company also had swaps having future effective dates with a total notional amount of $17.0 million, which will effectively change $14.0 million of floating rate debt to fixed rate debt and $3.0 million of fixed rate debt to floating rate debt. The effective dates of the future dated swaps range from 1996 to 1998 with one year terms.

         The Company's outstanding forward rate agreements totaled $17.0 million at the end of the third quarter of 1995. These agreements have terms generally ranging up to nine months.

         The Company has forward exchange contracts to hedge its U.S. dollar denominated obligations in Australia against currency fluctuations. These contracts have terms generally ranging up to three months. At September 30, 1995, the Company had forward exchange contracts totaling $179.3 million, all with Caterpillar.

         To supplement external debt financing sources, the Company has variable amount lending agreements with Caterpillar (including one of its subsidiaries). Under these agreements, which may be amended from time to time, the Company may borrow up to $237.8 million from Caterpillar, and Caterpillar may borrow up to $87.8 million from the Company. All of the variable amount lending agreements are effective for indefinite terms and may be terminated by either party upon 30 days' notice. At September 30, 1995, December 31, 1994, and September 30, 1994, the Company had no outstanding borrowings or loans receivable under these agreements.

                     PART II.  OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits

               None



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



              Caterpillar Financial Services Corporation
                             (Registrant)






     Date:  November 2, 1995  By:       /s/K.C. Springer
                                       K.C. Springer, Controller and
                                       Principal Accounting Officer





     Date:  November 2, 1995       By:       /s/J.S. Beard
                                       J.S. Beard, President