Form 10-K
period 1995-12-31
CATERPILLAR FINANCIAL SERVICES CORP
filed 1996-03-21
CIK 764764

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-K

(Mark One)
[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Fiscal Year Ended December 31, 1995 Commission File No. 0-13295

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

     At December 31, 1995, there was (1) share of common stock of the Registrant outstanding, which is owned by Caterpillar Inc.

     The Registrant complies with the conditions set forth in General Instruction (J)(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

Documents Incorporated by Reference
1995                                None



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

     The Company's business is largely dependent upon the ability of Caterpillar dealers to generate sales and leasing activity, the willingness of the customers and the dealers to enter into financing transactions with the Company, and the availability of funds to the Company to finance such transactions. Additionally, the Company's business is affected by changes in market interest rates, which, in turn, are related to general economic conditions, demand for credit, inflation, governmental policies, competition, and other factors.

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

     The Company also provides wholesale financing of Caterpillar dealer inventory and rental fleets. The product being financed is fully insured against physical damage. The amount of credit extended by the Company for each machine is generally limited to the invoice price of the new equipment. Maturities for inventory financing generally range from one to six months. The stated maturity of rental fleet financings is generally 36 months, however, the Company's experience has been that most terminate within six months.

     The percentages of the total value of the Company's portfolio represented by these financing plans at December 31 of the past three years were as follows:

                                   1995      1994      1993
     Retail Financing:

         Non-tax (financing) leases      22%       20%       19%

         Installment sale contracts      20%       23%       25%

          Tax-oriented leases            20%       19%       20%

         Customer loans             19%       18%       19%

         Dealer loans                      6%            6%       10%

          Governmental lease-purchase
            contracts                       3%          3%          3%

          Wholesale Financing                  10%         11%          4%


     The Company periodically offers below-market-rate financing to customers which is subsidized by Caterpillar, its subsidiaries, and/or Caterpillar dealers. In all such cases, the cost of such subsidies is borne totally by Caterpillar, its subsidiaries, and/or the dealer (and not by the Company) and is settled at the time each transaction is executed.
     Tax-oriented leases and governmental lease-purchase contracts are generally offered at fixed interest rates and fixed rental payments. Non-tax (financing) leases, installment sale contracts, and customer and dealer loans are offered at either fixed or floating interest rates. Approximately 80% of the Company's portfolio involves financing with fixed interest rates. In order to reduce the impact of interest rate and maturities mismatches on its operations, the Company has a match funding policy of structuring the maturities of a substantial percentage of its borrowed funds over periods which closely correspond to the maturities of its portfolio.

     The Company provides financing only when acceptable credit standards and criteria are met. Decisions regarding credit applications are based upon the customer's credit history and financial strength, the intended use of the equipment being financed, and other considerations. In general, the Company obtains a security interest in the equipment under retail financing. Additionally, approximately seven percent of the total value of the Company's portfolio (excluding loans to dealers) includes recourse to a dealer.

     Management closely monitors past due accounts and regularly evaluates the collectibility of receivable balances. The Company maintains an allowance for credit losses which it believes is sufficient to cover uncollectible accounts. Once it has been determined by management that a portion of the receivable is not considered to be collectible, Company policy is to write off against such allowance that portion of the outstanding receivable which is estimated to not be recovered by leasing or selling the related equipment. Management believes the allowance for credit losses at December 31, 1995 is sufficient to provide for any losses which may be sustained on outstanding receivables. For more information on receivables and the allowance for credit losses, see Note 2 of the Notes to the Consolidated Financial Statements.

     The following table summarizes the Company's delinquency experience showing past-due receivables as a percentage of total receivables:

Delinquency Experience
                                                           December 31,

                                                     1995      1994       1993
      Past due 31 to 60 days .....................   0.6%      0.5%       0.7%
      Past due over 60 days  .....................   1.4%      1.7%       1.2%

     At December 31, 1995, the largest single customer/dealer account represented 4.1% of the Company's portfolio and the five largest such customer/dealer accounts represented 11.3% of the portfolio. With respect to dealer financing, at December 31, 1995, the largest single dealer account represented 4.1% of the Company's portfolio and the five largest such dealer accounts collectively represented 10.9% of the portfolio. In the opinion of the Company, the loss of the business represented by any one of these accounts would not have a material adverse effect on the Company's overall business.

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

     The Company has agreements with a subsidiary of Caterpillar to purchase, at a discount, some or all of this subsidiary's receivables generated by sales of products to Caterpillar dealers in Germany, Austria, and the Czech Republic. These purchases (dealer floor planning) in 1995, 1994, and 1993 totaled $330.7 million, $190.9 million, and $210.2 million, respectively.

     Through December 31, 1995, Caterpillar had invested a total of $325.0 million in the equity of the Company. The Company and Caterpillar also have an agreement (the "Support Agreement") which provides, among other things, that Caterpillar will (i) remain, directly or indirectly, the sole owner of the Company, (ii) ensure that the Company will maintain a tangible net worth of at least $20.0 million, (iii) permit the Company to use (and the Company is required to use) the name "Caterpillar" in the conduct of its business, and
(iv) ensure that the Company maintains a ratio of earnings and interest expense (as defined) to interest expense of not less than 1.15 to 1. The Support Agreement provides that it may be modified, amended, or terminated by either party. However, no such modification or amendment, which adversely affects the holders of any debt outstanding at the execution thereof, is binding on or in any manner becomes effective with respect to (i) any then outstanding commercial paper, or (ii) any other debt then outstanding unless such modification or amendment is approved in writing by the holders of 66-2/3% of the aggregate principal amount of such other debt. The obligations of Caterpillar under the Support Agreement are to the Company only and are not directly enforceable by any creditor of the Company, nor do such obligations constitute a guarantee by Caterpillar of the payment of any debt or obligation of the Company.

     To supplement external debt financing sources, the Company has variable amount lending agreements with Caterpillar (including one of its subsidiaries). Under these agreements, which may be amended from time to time, the Company may borrow up to $537.3 million from Caterpillar, and Caterpillar may borrow up to $237.3 million from the Company. All of the variable amount lending agreements are effective for indefinite terms and may be terminated by either party upon 30 days' notice. At December 31, 1995, the Company had borrowings with Caterpillar totalling $475.5 million (see Note 6 of the Notes to The Consolidated Financial Statements), but had no loans receivable under these agreements. At December 31, 1994 and 1993, the Company had no outstanding borrowings or loans receivable under these agreements.

     The Company has forward exchange contracts to hedge its U.S. dollar denominated obligations in Australia against currency fluctuations. These contracts have terms generally ranging up to three months. At December 31, 1995, 1994, and 1993, the Company had forward exchange contracts totaling $96.6 million, $172.6 million, and $143.1 million, respectively, all with Caterpillar.

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

Item 2.  Properties

     The Company does not own any real estate. Its principal executive offices are comprised of approximately 65,000 square feet of office space at 3322 West End Avenue, Nashville, Tennessee.

     As of December 31, 1995, the Company had additional offices in or near Phoenix, Arizona; Dallas, Texas; Atlanta, Georgia; Baltimore, Maryland; Chicago, Illinois; Nashville, Tennessee; Melbourne, Australia; Calgary, Alberta; Toronto, Ontario; Munich, Germany; Leipzig, Germany; Stockholm, Sweden; Oslo, Norway; Copenhagen, Denmark; Paris, France; London, England; Madrid, Spain; Lisbon, Portugal; and Mexico City, Mexico. For more information on leases, see Note 11 of the Notes to the Consolidated Financial Statements.

Item 3.  Legal Proceedings

     The Company is a party to various litigation matters and claims, and, while the results of litigation and claims cannot be predicted with certainty, management believes the final outcome of such matters and claims will not have a material adverse effect on its consolidated financial position.

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

     New retail financing during 1995 totaled $3,024.0 million, a 38% increase over the $2,183.4 million financed in 1994 and a 58% increase over the 1993 new business of $1,916.9 million. These increases were the result of financing a higher percentage of increased dealer deliveries of Caterpillar products in the markets served by the Company. Wholesale financing activity during 1995 was $2,054.4 million, a 150% increase over the $821.5 million financed in 1994 and an 800% increase over the 1993 amount of $228.2 million. The increase was due to expansion of the Caterpillar dealer rental fleet financing program in North America.

     Revenues from operations in the United States were more than 75% of total revenues in 1995, 1994, and 1993. Net income from operations in the United States was more than 89% of total net income in 1995, 1994, and 1993. For more geographic segment information, see Note 12 of the Notes to the Consolidated Financial Statements.

     Past due percentages decreased slightly in 1995. The allowance for credit losses will continue to be monitored to provide for an amount which, in management's judgement, will be adequate to cover uncollectible receivables after considering the value of any collateral.

For more information on the composition of the Company's portfolio by financing plan, see "Item 1. Business."

1995 Compared With 1994

     Total revenues for 1995 were $611.8 million, a 37% increase over 1994 revenues of $447.0 million. The increase in revenues resulted primarily from the increase in financing volume (the portfolio value increased to $5,288.3 million at December 31, 1995 from $4,437.6 million at December 31, 1994) and the increase in Other income described below.

     The annualized interest rate on finance receivables (computed by dividing annualized finance income by the average monthly finance receivable balances, net of unearned income) was 9.2% for 1995 compared with 8.6% for 1994. Tax benefits associated with governmental lease purchase contracts and a portion of tax benefits associated with long-term tax-oriented leases are not reflected in such annualized interest rates.

     Other income of $52.9 million for 1995 included servicing and other securitization-related income, fees, gains on sales of equipment returned from lease, gains on sales of receivables, and other miscellaneous income. The increase of $30.6 million for 1995 was primarily due to recording gains of $10.9 million in the first half of 1995 on interest rate caps written by the Company (versus losses in 1994 reflected in Other expense), an increase in servicing and residual income earned on assets securitized by the Company of $10.4 million, and an increase in gains on sales of receivables of $5.3 million (see Capital Resources and Liquidity Section).

     Interest expense for 1995 was $298.4 million, $86.3 million higher than 1994 due to increased borrowings to support the larger portfolio and higher borrowing rates, as the average cost of borrowed funds was 6.6% in 1995 compared with 6.2% in 1994.

     Depreciation expense increased from $94.4 million in 1994 to $101.2 million in 1995 due to new operating lease business.

     General, operating, and administrative expenses increased $14.7 million over 1994 primarily due to staff-related and other expenses required to service the larger managed portfolio. The Company's full-time employment increased from 414 at the end of 1994 to 461 at December 31, 1995.

     Provision for credit losses increased from $23.2 million in 1994 to $42.8 million in 1995. This increase reflected a higher provision taken by the Company and an increase in new retail business. Receivables, net of recoveries, of $33.2 million were written off against the allowance for credit losses during 1995 compared with $13.2 million during 1994. The increased write-offs were primarily attributable to one customer in the fishing industry. Receivables past due over 30 days decreased slightly to 2.0% of total receivables at December 31, 1995 compared with 2.2% at December 31, 1994. The allowance for credit losses is monitored to provide for an amount which, in management's judgment, will be adequate to cover uncollectible receivables. At December 31, 1995, the allowance for credit losses was $57.0 million which was 1.2% of finance receivables, net of unearned income(1.3% excluding wholesale receivables), compared with $49.5 million and 1.2% (1.4% excluding wholesale receivables) at December 31, 1994, respectively.

      Other expense decreased $15.5 million compared with 1994 which was unusually high due to the mark-to-market loss on written interest rate caps and swaptions recorded in that year. See 1994 compared with 1993 section below.

     The effective income tax rate for 1995 was 37% compared with 38% for 1994. For information on this change, see Note 8 of the Notes to the Consolidated Financial Statements.

     Net income in 1995 was $65.2 million, compared with $32.2 million in 1994. The increase in net income resulted primarily from the increase in financing volume, recording gains in 1995 versus losses in 1994 on interest rate caps written by the Company (terminated in the second quarter of 1995), and an increase in servicing and other securitization-related income and an increase in gains on sales of receivables. The increase in income was partially offset by a higher provision for credit losses.

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

     General, operating, and administrative expenses increased $5.5 million over 1993 primarily due to staff-related and other expenses required for further expansion into Europe and to service the larger portfolio. The Company's full-time employment increased from 361 at the end of 1993 to 414 at December 31, 1994.

     Provision for credit losses during 1994 increased from $20.8 million in 1993 to $23.2 million in 1994. This increase reflected increased levels of new retail business for 1994. Receivables, net of recoveries, of $13.2 million were written off against the allowance for credit losses during 1994 compared with $18.8 million during 1993. Receivables past due over 30 days increased slightly to 2.2% of total receivables at December 31, 1994 compared with 1.9% at December 31, 1993. The allowance for credit losses is monitored to provide for an amount which, in management's judgment, will be adequate to cover uncollectible receivables. At December 31, 1994, the allowance for credit losses was $49.5 million which was 1.2% of finance receivables, net of unearned income(1.4% excluding wholesale receivables), compared with $41.5 million and 1.3% (1.4% excluding wholesale receivables) at December 31, 1993, respectively.

     Other expense of $19.3 million for 1994 primarily resulted from recording $18.0 million of mark-to-market losses on interest rate caps and swaptions written by the Company.

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

Capital Resources and Liquidity

     The Company's operations during the year were primarily funded with a combination of commercial paper, bank borrowings, proceeds from sale of receivables, medium-term notes, intercompany borrowings, retained earnings, and additional equity capital of $30.0 million invested by Caterpillar.

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

     The Company filed a shelf registration during the third quarter of 1995 obtaining approval in the amount of $760.0 million for securitization of installment sale contracts and finance leases. In September 1995, $459.1 million of the Company's installment sale contracts were securitized/sold. The proceeds from sale were used to reduce existing debt. The Company recognized a $4.1 million pre-tax gain on this sale and receives fees for servicing these sold receivables.

     The net amount of sold receivables serviced by the Company was $754.8 million at December 31, 1995 which consisted of $300.0 million of wholesale receivables, under a revolving asset-backed securitization agreement, and $454.8 million of installment sale contracts.

     Total debt outstanding as of December 31, 1995, was $4,180.2 million, an increase of $313.8 million over that at December 31, 1994 and was primarily comprised of $2,623.9 million of medium-term notes, $712.1 million of notes payable to banks, and $710.3 million of commercial paper. Additional short-term funding was available from Caterpillar (see Note 10 of the Notes to the Consolidated Financial Statements). The intercompany borrowings outstanding at December 31, 1995 were $475.5 million. Interest rate swaps were contracted in the United States, Australia, Canada, Germany, and the United Kingdom to hedge against interest rate fluctuations. See Note 6 of the Notes to the Consolidated Financial Statements for more information on short-term and long-term debt.

     At December 31, 1995, the Company had available a total of $1,329.9 million of short-term credit lines which expire at various dates in 1996, and a $36.7 million long-term credit line which expires May 1997. These credit lines are with a number of banks and are considered support for the Company's outstanding commercial paper, commercial paper guarantees, the discounting of bank and trade bills, and bank borrowings. At December 31, 1995, there were $712.1 million of these lines utilized for bank borrowings in Australia and Europe.

    The Company also participates with Caterpillar in two syndicated revolving credit facilities aggregating $2.3 billion, consisting of a $1.4 billion five-year facility and a $.9 billion 364-day revolving facility. The Company's allocation is $1,440.0 million, consisting of a $876.5 million five-year revolving credit and a $563.5 million 364-day revolving credit. The Company has the ability to request a change in its allocation to maintain the required amount of support for the Company's outstanding commercial paper and commercial paper guarantees. These facilities provide for borrowings at interest rates which vary according to LIBOR or money market rates. At December 31, 1995, there were no borrowings under these facilities.

     A U.S.$500.0 million five year revolving credit facility was established in the United Kingdom to support the U.S.$500.0 million Euro-commercial paper program which became operational in January 1996. The commercial paper will be issued by Caterpillar International Finance PLC, an Irish subsidiary of the Company, with the guarantee of the Company. Proceeds from the issuance of commercial paper will be used to replace bank borrowings of the Company's other international subsidiaries. At December 31, 1995, there were no borrowings under this facility.

     The revolving credit facilities require the Company to maintain its consolidated ratio of profit before taxes plus fixed charges to fixed charges at no less than 1.15 to 1 for each quarter; the Company's total debt to total stockholder's equity, as defined by agreement, may not exceed 8.0 to 1 (8.25 to 1 moving six month average at other than year end effective January 1,
1996); and the Company's tangible net worth must be at least $20.0 million. At December 31, 1995, the Company was in compliance with these requirements.

     The Company's funding requirements were met primarily through the sale of commercial paper and medium-term notes, discounting of bank and trade bills, and through bank borrowings. During 1995, the average outstanding commercial paper balance, net of discount, was $1,238.4 million at an average interest rate of 6.0%. At year-end 1995, the face value of commercial paper outstanding was $713.7 million. During 1995, $755.4 million of fixed-rate medium-term notes were sold at an average interest rate of 5.3%, and $352.3 million of floating rate medium-term notes were sold at rates primarily indexed to LIBOR. Medium-term notes outstanding at year-end 1995 were $2,623.9 million. During the year, the average outstanding bank borrowings were $703.0 million at an average interest rate of 5.2%.

     In connection with its match funding objectives, the Company utilizes a variety of interest rate contracts including swap and forward rate agreements. All of these interest rate agreements are held or issued for purposes other than trading. The agreements are entered into with major financial institutions and are utilized for two principal reasons: 1) To modify the Company's debt structure in order to match fund its receivable portfolio which reduces the risk of deteriorating margins between its interest-earning assets and interest-bearing liabilities, and 2) To gain an economic/competitive advantage through lowering the cost of borrowed funds by either changing the characteristics of existing debt instruments or entering into agreements in combination with the issuance of debt. Notional amounts of interest rate swap agreements totaled $1,619.3 million, future dated swap agreements totaled $58.9 million, and forward rate agreements totaled $13.6 million at year-end 1995.

     The Company hedges all of its foreign exchange exposure except for net investments in its foreign subsidiaries. Exchange gains/losses on these net investments are reflected in "Foreign currency translation adjustment" (see
Note 1H of the Notes to the Consolidated Financial Statements). The Company has forward exchange contracts to hedge its U.S. dollar denominated obligations in Australia against currency fluctuations. These contracts have terms generally ranging up to three months. At December 31, 1995, the Company had forward exchange contracts totaling $96.6 million, all with Caterpillar.

     Equity capital at the end of 1995 was $603.3 million, an increase of $100.2 million during the year. This increase included $65.2 million of retained earnings from operations and $30.0 million of additional equity investment made by Caterpillar. The increase in debt and funds provided by operations and by Caterpillar were used to finance the increase in the portfolio. The ratio of debt to equity at December 31, 1995 and 1994 was 7.7 to 1, compared with 7.3 to 1 for 1993. Included in the 1995 debt to total stockholder's equity calculation is a $475.5 million short-term borrowing from Caterpillar, which is included in Payable to Caterpillar Inc.

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

          Information for Item 13 is not required.  See General Instruction J.

PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  The following documents are filed as part of this report:

          1.  Financial Statements

                  Report of Independent Accountants
               Consolidated Statement of Financial Position at December 31,
                 1995, 1994, and 1993
               Consolidated Statement of Income and Retained Earnings for
                 the Years Ended December 31, 1995, 1994, and 1993
               Consolidated Statement of Cash Flows for the Years Ended
                 December 31, 1995, 1994, and 1993
               Notes to Consolidated Financial Statements

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

           4.7 Tri Party Agreement dated as of August 23, 1994 among the Company, BankAmerica National Trust Company and Morgan Guaranty Trust Company of New York (incorporated by reference from Exhibit 4.7 to the Company's Annual Report on Form 10-K, for the year ended December 31, 1994, Commission File No. 0-13295).

          4.8 Support Agreement, dated as of December 21, 1984, between the Company and Caterpillar (incorporated by reference from Exhibit 4.2 to the Company's Form 10, as amended, Commission File No. 0-13295).

           4.9 First Amendment to the Support Agreement dated June 14, 1995 between the Company and Caterpillar (incorporated by reference from Exhibit 4 to the Company's Current Report on Form 8-K dated June 14, 1995, Commission File No 0-13295).


         10.1 Tax Sharing Agreement, dated as of June 21, 1984, between the Company and Caterpillar (incorporated by reference from Exhibit 10.3 to the Company's Form 10, as amended,
               Commission File No. 0-13295).

          12 Statement Setting Forth Computation of Ratio of Profit to Fixed Charges.

               (The ratios of profit to fixed charges for the years ending December 31, 1995, 1994, and 1993 were 1.34, 1.23, and 1.33, respectively.)

          23   Consent of Price Waterhouse LLP

Signa  tures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Caterpillar Financial Services Corporation
                                             (Registrant)



Dated:  March 21, 1996               By:          /s/ Nancy L. Snowden
                                                Nancy L. Snowden, Secretary


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

    Date                       Signature                      Title

March 21, 1996      /s/ James S. Beard            President, Director and
                       (James S. Beard)        Principal Executive
                                                 Officer


March 21, 1996      /S/ James R. English     Executive Vice President
                       (James R. English)           and Director



March 21, 1996      /s/ James W. Owens            Director
                       (James W. Owens)



March 21, 1996      /s/ Kenneth C. Springer       Controller and Principal
                       (Kenneth C. Springer)   Accounting Officer



March 21, 1996      /s/ Frank C. Carder           Treasurer and Principal
                       (Frank C. Carder)            Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholder of Caterpillar Financial Services Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 11 present fairly, in all material respects, the financial position of Caterpillar Financial Services Corporation and its subsidiaries at December 31, 1995, 1994, and 1993, and the results of their operations and their cash flows for each of the three years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.











PRICE WATERHOUSE LLP

New York, New York
January 18, 1996
CATERPILLAR FINANCIAL SERVICES CORPORATION

              CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Millions of dollars)


                                                       December 31,
                                                 1995       1994       1993

Assets:
  Cash and cash equivalents                  $   43.6   $   16.3   $   15.6
  Finance receivables (Notes 2,3, and 5):
    Wholesale notes receivable                  538.3      516.0      142.8
    Retail notes receivable                   1,382.1    1,105.9    1,035.5
    Investment in finance receivables         3,471.7    2,831.4    2,350.8
                                              5,392.1    4,453.3    3,529.1

    Less:  Unearned income                      515.6      415.5      348.2
           Allowance for credit losses           57.0       49.5       41.5
                                              4,819.5    3,988.3    3,139.4

  Equipment on operating leases,
    less accumulated depreciation (Note 4)      437.3      425.0      364.6
  Other assets                                  121.7       81.6       45.1

Total assets                                 $5,422.1   $4,511.2   $3,564.7

Liabilities and stockholder's equity:
  Payable to dealers and others              $   51.0   $   42.9   $   13.7
  Payable to Caterpillar Inc. (Note 10)         480.6        3.2        3.9
  Accrued interest payable                       39.2       37.8       33.6
  Income tax payable (Note 8)                    18.5       21.6       36.0
  Other liabilities                               4.5       25.5        5.4
  Short-term borrowings (Note 6)              1,453.1    1,383.1    1,138.2
  Current maturities of long-term debt
    (Note 6)                                  1,105.8      807.6      492.5
  Long-term debt (Note 6)                     1,621.3    1,675.7    1,410.4
  Deferred income taxes (Note 8)                 44.8       10.7       13.0
Total liabilities                             4,818.8    4,008.1    3,146.7


Commitments and contingent liabilities
  (Note 7)

  Common stock - $1 par value
    Authorized: 2,000 shares
    Issued and outstanding: one share           325.0      295.0      250.0
  Profit employed in the business               272.9      207.7      175.5
  Foreign currency translation
    adjustment                                    5.4         .4       (7.5)
Total stockholder's equity                      603.3      503.1      418.0

Total liabilities and stockholder's equity   $5,422.1   $4,511.2   $3,564.7





              (See Notes to Consolidated Financial Statements)

              CATERPILLAR FINANCIAL SERVICES CORPORATION

              CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

              FOR THE YEARS ENDED DECEMBER 31,
(Millions of dollars)



                                           1995          1994         1993

Revenues:
  Wholesale finance income                $ 64.2        $ 25.3       $  5.8
  Retail finance income                    361.1         275.2        246.4
  Rental income                            133.6         124.2         95.7
  Other income                              52.9          22.3         16.7
         Total revenues                    611.8         447.0        364.6

Expenses:
  Interest (Note 6)                        298.4         212.1        173.1
  Depreciation                             101.2          94.4         69.6
  General, operating, and administrative    61.9          47.2         41.7
  Provision for credit losses               42.8          23.2         20.8
  Other expense                              3.8          19.3          1.0
         Total expenses                    508.1         396.2        306.2

Income before income taxes and minority
  interest                                 103.7          50.8         58.4

Provision for income taxes (Note 8)         38.5          19.3         21.3

Minority interest in losses of
  subsidiary                                   -            .7           .7

         Net income                         65.2          32.2         37.8

Retained earnings - beginning of year      207.7         175.5        137.7

Retained earnings - end of year           $272.9        $207.7       $175.5



















         (See Notes to Consolidated Financial Statements)

CATERPILLAR FINANCIAL SERVICES CORPORATION

              CONSOLIDATED STATEMENT OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31,
                  (Millions of dollars)

                                              1995        1994        1993

Cash flows from operating activities:
  Net income                              $   65.2    $   32.2    $   37.8
  Adjustments for noncash items:
    Depreciation                             101.2        94.4        69.6
    Provision for credit losses               42.8        23.2        20.8
    Mark-to-market adjustment                (10.9)       18.0           -
    Other                                     (1.3)       (6.1)       (4.4)
  Change in assets and liabilities:
    Receivables from customers and others    (30.5)      (25.3)      (15.3)
    Deferred income taxes                     34.2        (3.2)          -
    Payable to dealers and others              3.2        27.1         2.8
    Payable to Caterpillar Inc.                1.9         (.7)        1.0
    Accrued interest payable                   1.1         3.6         5.5
    Income tax payable                        (3.1)      (14.3)        6.0
    Other, net                               (10.7)        1.4         2.1
      Net cash provided by operating
        activities                           193.1       150.3       125.9

Cash flows from investing activities:
  Additions to equipment                    (209.9)     (186.4)     (204.1)
  Disposals of equipment                      84.1        73.0        32.6
  Additions to finance receivables        (4,868.6)   (2,934.2)   (2,023.0)
  Collections of finance receivables       2,786.8     1,850.2     1,388.8
  Proceeds from sales of receivables, net  1,261.5       241.4           -
  Other, net                                   2.4        (1.4)         .2
      Net cash used for investing
        activities                          (943.7)     (957.4)     (805.5)

Cash flows from financing activities:
  Additional paid-in capital                  30.0        45.0        30.0
  Payable to Caterpillar Inc.                475.5           -           -
  Proceeds from long-term debt issues      1,145.0     1,082.0       918.4
  Payments on long-term debt                (905.9)     (505.2)     (517.4)
  Short-term borrowings, net                  33.2       186.2       253.5
      Net cash provided by financing
        activities                           777.8       808.0       684.5

Effect of exchange rate changes on cash         .1         (.2)       ( .8)

Net change in cash and cash equivalents       27.3          .7         4.1

Cash and cash equivalents at beginning
  of year                                     16.3        15.6        11.5

Cash and cash equivalents at end of year  $   43.6    $   16.3    $   15.6




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

     Wholesale finance income - Income on wholesale finance receivables (dealer floor planning and rental fleet financing) is recognized based on the daily balance of wholesale receivables outstanding and the applicable effective interest rate.

     Rental income - Income on operating leases is reported over the life of the operating lease in the period earned.

     Fee income - Loan origination and commitment fees in excess of five hundred dollars are amortized to finance income using the interest method over the contractual lives of the finance receivables.

     Recognition of income on loans and leases (Finance receivables, which includes notes,and operating leases) is suspended when management determines that collection of future income is not probable. Accrual is resumed if the receivable becomes contractually current and collection doubts are removed; previously suspended income is recognized at that time.

C.  Depreciation

     Depreciation on operating leases is recognized using the straight-line method over the lease term. The depreciable basis is the original cost of the equipment less the estimated residual value of the equipment at the end of the lease term. Depreciation on property and equipment, other than equipment on operating leases, that the Company owns, was less than $1.8 million for 1995.

D.  Derivative financial instruments

     Note 6 contains information about the accounting for interest rate and foreign currency derivative contracts.





E.  Cash and cash equivalents

     Cash and cash equivalents include cash on hand or on deposit with banks and highly liquid short-term investments with maturities of three months or less at the time of purchase.

F.  Allowance for credit losses

     Management regularly evaluates factors affecting the collectibility of receivable balances and maintains an allowance for credit losses, which it believes is sufficient to cover uncollectible accounts. Uncollectible receivable balances are written off against the allowance for credit losses when the underlying collateral is repossessed or when management has determined that it is probable the receivable balance is uncollectible.

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

H.  Foreign currency translation

     Assets and liabilities of foreign subsidiaries (all use the local currency as their functional currency) are translated at current exchange rates, and the effects of translation adjustments are reported as a separate component of stockholder's equity entitled "Foreign currency translation adjustment."

I.  Use of Estimates in the Preparation of Financial Statements

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

     The contractual maturities of outstanding receivables (rental fleet financings of $330.7 million are shown as maturing in 1996 due to the Company's experience that most terminate in six months) at December 31, 1995 were:

               Installment       Financing
Amounts due in    contracts         leases          Notes          Total

   1996            $  505.2        $  656.8       $  976.3       $2,138.3
   1997               355.5           511.1          250.4        1,117.0
   1998               218.2           335.6          257.2          811.0
   1999                95.2           172.1          176.8          444.1
   2000                26.9            71.1          116.8          214.8
Thereafter              3.1           110.8          142.9          256.8
                    1,204.1         1,857.5        1,920.4        4,982.0
Residual Value            -           410.1              -          410.1

   Total           $1,204.1        $2,267.6       $1,920.4       $5,392.1

     Receivables generally may be repaid or refinanced without penalty prior to contractual maturity. The Company, from time to time, also sells receivables. Accordingly, this presentation should not be regarded as a forecast of future cash collections.

     The average recorded investment in impaired loans and leases (those for which management does not expect to collect all amounts due according to the contractual terms of the agreement) during 1995 was $50.5 million compared with $48.9 million during 1994. The total recorded investment in impaired loans and leases at December 31, 1995 of $36.8 million ($47.3 million at December 31, 1994) less the fair value of the underlying collateral of $25.2 million ($32.0 million at December 31, 1994) represents an $11.6 million ($15.3 million for 1994) projected loss on currently impaired loans and leases for which there is a related allowance for credit losses. At December 31, 1995, the recognition of finance income had been suspended on $44.1 million of finance receivables compared with $46.7 million at December 31, 1994 and $20.1 million at December 31, 1993.

     Activity relating to the allowance for credit losses, including the portion related to impaired loans and leases, is shown below:

                                                 1995        1994        1993

Balance at beginning of year                    $49.5       $41.5       $36.5
Provision for credit losses                      42.8        23.2        20.8
Acquisition of Spanish subsidiary                   -           -         3.5
Receivables written off, net of recoveries      (33.2)      (13.2)      (18.8)
Adjustment related to sale of receivables        (2.7)       (3.0)          -
Foreign currency translation adjustment            .6         1.0         (.5)

Balance at end of year                          $57.0       $49.5       $41.5


NOTE 3 - INVESTMENT IN FINANCING LEASES

     The components of the Company's net investment in financing leases at December 31 were as follows:

                                                 1995        1994        1993

Total minimum lease payments receivable $1,857.5 $1,387.2 $1,135.4 Estimated residual value of leased assets:
  Guaranteed                                    113.3        83.5        71.4
  Unguaranteed                                  296.8       208.2       148.5
                                              2,267.6     1,678.9     1,355.3
Less:  Unearned income                          362.7       264.0       229.5

Net investment in financing leases           $1,904.9    $1,414.9    $1,125.8

NOTE 4 - EQUIPMENT ON OPERATING LEASES

     Components of the Company's investment in equipment on operating leases, less accumulated depreciation, at December 31 were as follows:

                                                 1995        1994       1993

Equipment on operating leases, at cost         $650.6      $607.2     $503.5
Less:
  Accumulated depreciation                      213.3       182.2      138.9


Equipment on operating leases, net             $437.3      $425.0     $364.6


          At December 31, 1995, scheduled minimum rental payments for operating leases were as follows:

                 1996                          $128.2
                 1997                            91.5
                 1998                            64.0
                 1999                            35.5
                 2000                            18.4
              Thereafter                          5.4

                Total                          $343.0


NOTE 5 - CONCENTRATION OF CREDIT RISK

     The Company's receivables are primarily comprised of receivables under installment sale contracts, receivables arising from leasing transactions, and notes receivable. The Company generally maintains a secured interest in equipment financed, and a substantial portion of its business activity is with customers located within the United States. Receivables from customers in construction-related industries made up approximately one-third of total finance receivables as of December 31, 1995, 1994, and 1993, respectively. However, no single customer or region represents a significant concentration of credit risk.

NOTE 6 - BORROWINGS

Short-Term Borrowings

     Total average short-term borrowings during 1995, 1994, and 1993 were $1,963.4 million, $1,317.6 million, and $1,038.3 million, respectively. Commercial paper and bank borrowings outstanding at December 31, 1995 generally had maturities not exceeding 90 days with average discount rates of 6.0% and 5.3%, respectively. The approximate weighted average interest rate on short-term borrowings was 5.8%, 5.0%, and 4.8% for 1995, 1994, and 1993, respectively. Interest paid on short-term borrowings was $121.2 million in 1995, $89.6 million in 1994, and $58.3 million in 1993.

     Short-term borrowings at December 31 consisted of the following:

                                                 1995        1994       1993

Notes payable to banks, net                  $  712.1    $  532.0     $  336.0
Commercial paper, net                           710.3       841.2        796.9
Other                                            30.7         9.9          5.3

Total                                        $1,453.1    $1,383.1     $1,138.2

     At December 31, 1995, the Company had available a total of $1,329.9 million of short-term credit lines which expire at various dates in 1996 and a $36.7 million long-term credit line which expires May 1997. These credit lines are with a number of banks and are considered support for the Company's outstanding commercial paper, commercial paper guarantees, the discounting of bank and trade bills, and bank borrowings. At December 31, 1995, there were $712.1 million of these lines utilized for bank borrowings in Australia and Europe.

     The Company also participates with Caterpillar in two syndicated revolving credit facilities aggregating $2.3 billion, consisting of a $1.4 billion five-year facility and a $.9 billion 364-day revolving facility. The Company's allocation is $1,440.0 million, consisting of an $876.5 million five-year revolving credit and a $563.5 million 364-day revolving credit. The Company has the ability to request a change in its allocation to maintain the required amount of support for the Company's outstanding commercial paper and commercial paper guarantees. These facilities provide for borrowings at interest rates which vary according to LIBOR or money market rates. At December 31, 1995, there were no borrowings under these facilities.

      A U.S.$500.0 million five year revolving credit facility was established in the United Kingdom to support the U.S.$500.0 million Euro-commercial paper program which became operational in January 1996. The commercial paper will be issued by Caterpillar International Finance PLC, an Irish subsidiary of the Company, with the guarantee of the Company. Proceeds from the issuance of commercial paper will be used to replace bank borrowings of the Company's other international subsidiaries. At December 31, 1995, there were no borrowings under this facility.

     The revolving credit facilities require the Company to maintain its consolidated ratio of profit before taxes plus fixed charges to fixed charges at no less than 1.15 to 1 for each quarter; the Company's total debt to total stockholder's equity, as defined by agreement, may not exceed 8.0 to 1 (8.25 to 1 moving six month average at other than year end effective January 1,
1996); and the Company's tangible net worth must be at least $20.0 million. At December 31, 1995, the Company was in compliance with these requirements.

Long-Term Borrowings

     During 1995, the Company publicly issued $1,107.7 million of medium-term notes, of which $755.4 million were at fixed interest rates and $352.3 million were at floating interest rates primarily indexed to LIBOR. Interest rates on fixed-rate medium-term notes are established by the Company as of the date of issuance. The notes are offered on a continuous basis through agents and have maturities ranging from nine months to 15 years. The weighted average interest rate on all outstanding medium-term notes was 6.2% at December 31, 1995. Interest paid on long-term debt in 1995, 1994, and 1993 was $174.9 million, $123.6 million, and $102.1 million, respectively.

     Long-term debt outstanding at December 31, 1995, matures as follows:

                 1996                       $1,105.8
                 1997                          711.4
                 1998                          486.3
                 1999                          238.4
                 2000                           81.7
              Thereafter                       103.5

                Total                       $2,727.1


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

       Net interest on the Company's interest rate swap agreements is accrued to either Other assets or Accrued interest payable and recognized as an adjustment to Interest expense. Payments on forward rate agreements are deferred as Other assets and amortized to Interest expense over the term of the agreement. Gains and losses on termination of these agreements are deferred and amortized over the remaining original life of the agreement, unless the underlying debt to which the agreement is designated is disposed of or the hedge is terminated because of a loss of correlation, in which case the gain or loss is recognized immediately into income.

     The Company had marked to market its sold (written) interest rate cap agreements (with notional amounts totaling $235.7 million as of December 31, 1994) that were terminated in the second quarter of 1995. Gains/losses on these agreements were recorded as adjustments to Other liabilities and Other income/Other expense.

     As of December 31, 1995, the Company had outstanding interest rate swap contracts with notional amounts totaling $1,619.3 million, all of which are either designated as hedges of specific debt issuances or of commercial paper. These swap agreements have terms generally ranging up to five years, which effectively change $1,100.9 million of floating rate debt to fixed rate debt, $311.0 million of fixed rate debt to floating rate debt, and $207.4 million of floating rate debt to floating rate debt having different characteristics.
The interest rate swaps designated to commercial paper provide the ability to obtain fixed rate term debt utilizing short-term debt markets. The Company also had swaps having future effective dates with a total notional amount of $58.9 million, which will effectively change $55.9 million of floating rate debt to fixed rate debt and $3.0 million of fixed rate debt to floating rate debt. The effective dates of the future dated swaps range from 1996 through 1998, and the terms of these swaps generally range up to four years.

     The table below summarizes by notional amounts the activity for each major category of interest rate swap agreements (excluding future swaps):

                        Floating      Fixed to     Floating
                        to Fixed   Floating   to Floating    Total

Balance at beginning of year$  951.3      $  304.0    $   492.2   $1,747.5
Additions                  419.9       70.0         60.0      549.9
Maturities/amortizations      (282.6)        (63.0)      (245.2)    (590.8)
Terminations                    (2.7)            -        (99.6)    (102.3)
Foreign currency translation
   adjustment                   15.0             -            -       15.0
Balance at end of year      $1,100.9      $  311.0    $   207.4   $1,619.3

















     The table below summarizes expected maturities and weighted average interest rates to be received and paid on the interest rate swap portfolio (excluding future swaps) at December 31, 1995. A key assumption in the preparation of the table is that rates remain constant at December 31, 1995 levels. Floating rates paid by the Company are primarily LIBOR based.

                          1996   1997   1998   1999   2000 Thereafter  TOTAL
FLOATING TO FIXED SWAPS:

Notional Amount         $435.7 $284.3 $211.1 $ 16.0 $ 33.0   $120.8 $1,100.9
Weighted Average:
     Receive Rate         5.8%   6.0%   5.9%   6.5%   5.9%     5.8%     5.9%
     Pay Rate             5.9%   6.4%   6.3%   7.3%   6.4%     6.7%     6.2%

FIXED TO FLOATING SWAPS:

Notional Amount         $176.0 $115.0 $ 20.0 $   -  $   -    $   -  $  311.0
Weighted Average:
     Receive Rate         4.6%   7.4%   5.2%    -%     -%       -%      5.7%
     Pay Rate             5.8%   5.6%   5.9%    -%     -%       -%      5.7%

FLOATING TO FLOATING SWAPS:

Notional Amount         $ 97.0 $   .4 $ 50.0 $ 60.0 $   -     $  -  $  207.4
Weighted Average:
     Receive Rate         5.0%    .1%*  6.4%   5.0%    -%       -%      5.3%
     Pay Rate             5.9%   5.7%   6.0%   5.7%    -%       -%      5.9%

*Low Rate offset by a low pay rate on a related structured medium-term note.

     The Company's current accounting loss exposure on interest rate swaps related to credit risks is limited to the accrued receivable of $1.7 million at December 31, 1995. In addition, the Company may incur additional costs in replacing at current market rates any contracts for which a counterparty fails to perform. The market value of interest rate swap agreements in a favorable position to the Company was $6.5 million at December 31, 1995. To minimize the risk of credit losses being incurred, the Company deals only with counterparties that have A- or better credit ratings and monitors the credit standing of the counterparties. The Company does not anticipate nonperformance by any of these counterparties.

     The Company has forward exchange contracts to hedge its U.S. dollar denominated obligations in Australia against currency fluctuations. These contracts have terms generally ranging up to three months and do not subject the Company to risk due to exchange rate movements, because the gains and losses on the contracts offset the losses and gains on the liabilities being hedged. At December 31, 1995, the Company had forward exchange contracts totaling $96.6 million, all with Caterpillar.

     The Company's outstanding forward rate agreements, which are utilized to hedge short-term borrowings, totaled $13.6 million at year end. These agreements have terms generally ranging up to six months.

NOTE 7 - COMMITMENTS AND CONTINGENT LIABILITIES

     At December 31, 1995, the Company was contingently liable under guarantees of securities of certain Caterpillar dealers totaling $282.2 million of which $222.1 million was outstanding compared to $258.0 million and $164.5 million, respectively, at December 31, 1994 and compared to $249.6 million and $173.5 million, respectively, at December 31, 1993. These guarantees have terms ranging up to two years and are fully secured by dealer assets. No loss has been experienced nor is any anticipated under these guarantees.

     The Company is a party to agreements in the normal course of business with selected customers and dealers in which the Company commits to provide a set dollar amount of financing on a preapproved basis. The Company also provides lines of credit to selected customers and dealers, of which a portion remains unutilized as of the reporting date. Commitments and lines of credit generally have fixed expiration dates or other termination clauses. It has been the Company's experience that not all commitments and lines of credit will be utilized. Management uses its same credit policies in making commitments and granting lines of credit as it does for any other financing. The Company does not require collateral for these commitments/lines, but if credit is extended, collateral may be required upon funding. The amount of the commitments and lines of credit outstanding as of December 31, 1995 was $2.4 billion.

NOTE 8 - INCOME TAXES

     The components of the provision for income taxes were as follows for the years ended December 31:

                                                1995        1994        1993

Current tax provision (credit):
  U.S. federal taxes                           $(5.7)      $20.7       $17.4
  Foreign taxes                                  6.1         2.1         2.9
  U.S. state taxes                               3.7         2.9         2.5
                                                 4.1        25.7        22.8

Deferred tax provision (credit):
  U.S. federal taxes                            31.9        (7.4)       (1.2)
  Foreign taxes                                  1.2          .8         (.6)
  U.S. state taxes                               1.3          .2          .3
                                                34.4        (6.4)       (1.5)

Total provision for income taxes               $38.5       $19.3       $21.3

     Current tax provision (credit) is the amount of income taxes reported or expected to be reported on the Company's tax returns. Income taxes paid in 1995, 1994, and 1993 totaled $5.4 million, $35.6 million, and $14.8 million, respectively.

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














     Differences between accounting rules and tax laws cause differences between the bases of certain assets and liabilities for financial reporting and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under SFAS 109 and consisted of the following components at December 31:

                                                1995        1994        1993
U.S. federal, U.S. state, and foreign taxes:
  Deferred tax assets:
    Allowance for credit losses               $ 18.1      $ 16.0      $ 11.8
    Minimum tax credit carryforwards               -        21.9        22.0
    Other credit carryforwards                    .5         2.0           -
                                                18.6        39.9        33.8

  Deferred tax liabilities - primarily
    capital assets                             (63.4)      (50.6)      (46.8)

Valuation allowance for deferred tax assets        -           -           -

Deferred taxes - net                          $(44.8)     $(10.7)     $(13.0)

     No valuation allowance for the Company's deferred tax assets was necessary at December 31, 1995, 1994, and 1993. The Company's tax credit carryforwards may be carried forward indefinitely.

     The provision for income taxes was different than would result from applying the U.S. statutory rate to income before income taxes and minority interest for the reasons set forth in the following reconciliation:

                                                1995        1994        1993

Taxes computed at U.S. statutory rates         $36.3       $17.8       $20.4
  Increases (decreases) in taxes
    resulting from:
    Finance income not subject to federal
      taxation                                  (2.7)       (2.4)       (2.5)
    State income taxes - net of federal taxes    3.2         2.1         1.8
    Subsidiaries' results subject to tax
      rates other than U.S. statutory rates      2.5         2.1          .9
    Change in U.S. federal tax rate                -           -          .9
    Other, net                                   (.8)        (.3)        (.2)

Provision for income taxes                     $38.5       $19.3       $21.3

     The domestic and foreign components of income before income taxes and minority interest of consolidated companies were as follows:

                                                1995        1994        1993

Domestic                                      $ 89.8       $47.7       $54.4
Foreign                                         13.9         3.1         4.0

Total                                         $103.7       $50.8       $58.4

     The foreign component of income before taxes and minority interest is comprised of the profit of all consolidated subsidiaries located outside the United States.






NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     Cash and cash equivalents; Other assets, excluding accrued receivable on swaps; Liabilities, excluding mark-to-market liability on written caps terminated in the second quarter of 1995, accrued interest payable on swaps, long-term debt, and deferred income taxes; and Forward exchange contracts. For these items, the carrying amount is a reasonable estimate of fair value.

     Finance receivables - net. Fair value of the outstanding receivables (excluding tax-oriented leases with a net carrying amount at December 31, 1995, 1994, and 1993 of $613.1 million, $391.1 million, and $333.2 million, respectively and the effect of yen currency swaps*) is estimated by discounting the future cash flows using the Company's current rates for new receivables with similar remaining maturities, except for floating rate rental fleet financings with expected remaining maturities of less than six months, for which the carrying amount is considered a reasonable estimate of fair value. The Company's rates in effect January 1, 1996 were used in the 1995 fair value calculation. Historical experience of bad debts is also factored into the calculation.

     Long-term debt. Fair value is estimated by discounting the future cash flows using the Company's current borrowing rates for similar types and maturities of debt, except for floating rate notes for which the carrying amount is considered a reasonable estimate of fair value.

     Interest rate swaps, written caps, and yen currency swaps. Fair value is estimated based upon the amount that the Company would receive or pay to terminate the agreements as of the reporting date. The carrying value for the Company's written caps and yen currency swaps (both terminated in 1995) is the fair value.

     The estimated fair values of the Company's financial instruments are as follows:
                             1995              1994              1993
                      Carrying    Fair  Carrying    Fair  Carrying    Fair
                       Amount     Value  Amount     Value  Amount     Value
Cash and cash
  equivalents         $   43.6 $   43.6 $   16.3 $   16.3 $   15.6 $   15.6
Finance receivables -
  net (excluding tax-
  oriented leases and
  the effect of yen
  currency swaps*)     4,206.4  4,174.8  3,603.0  3,581.9  2,806.2  2,821.5
Other assets (excluding
  accrued receivable on
  swaps and forward
  exchange contracts)    120.0    120.0     78.9     78.9     42.3     42.3
Liabilities, excluding
  mark-to-market liability
  on written caps, accrued
  interest payable on
  swaps and forward
  exchange contracts,
  long-term debt, and
  deferred income
  taxes               (2,042.6)(2,042.6)(1,486.9)(1,486.9)(1,222.0)(1,222.0)
Written caps                 -        -    (19.2)   (19.2)       -        -
(terminated second quarter 1995)
Long-term debt        (2,727.1)(2,789.7)(2,483.3)(2,448.2)(1,902.9)(1,941.6)

Off-balance-sheet financial
  instruments**:
  Interest rate swaps:
    In a net receivable
      position             1.7      6.5      2.7     46.1      2.8      7.9
    In a net payable
       position           (3.6)   (17.1)    (4.6)   (43.9)    (7.3)   (24.1)
  Forward exchange
    contracts              (.7)     (.7)    (3.4)    (3.4)    (1.5)   ( 1.5)
  Yen currency swaps         *        *     (5.8)    (5.8)       *        *

*The 1993 amount is included in Finance receivables - net; terminated in 1995.

**The amounts shown under "Carrying amount" represent accruals or deferred income (fees) arising from these off-balance-sheet financial instruments. All derivative financial instruments are held or issued for purposes other than trading. The 1993 amounts in the Interest rate swaps category include caps and options.

      Fair values for 1995 are impacted by falling interest rates and increased spreads on finance receivables and do not recognize up-front income receipts.

NOTE 10 - TRANSACTIONS WITH RELATED PARTIES

     Caterpillar has made capital contributions to the Company of $325.0 million. The Company and Caterpillar also have an agreement (the "Support Agreement") whereby the parent will cause the Company to have at all times a net worth of at least $20.0 million and ensure that the Company maintains a ratio of earnings and interest expense (as defined) to interest expense of not less than 1.15 to 1.

     To supplement external debt financing sources, the Company has variable amount lending agreements with Caterpillar (including one of its subsidiaries). Under these agreements, which may be amended from time to time, the Company may borrow up to $537.3 million from Caterpillar, and Caterpillar may borrow up to $237.3 million from the Company. All of the variable amount lending agreements are effective for indefinite terms and may be terminated by either party upon 30 days' notice. In 1995, the Company incurred $2.5 million in interest expense related to borrowings from Caterpillar. At December 31, 1995, the Company had outstanding borrowings with Caterpillar totaling $475.5 million, but had no loans receivable under these agreements. At December 31, 1994 and 1993, the Company had no outstanding borrowings or loans receivable under these agreements.

     The Company has forward exchange contracts to hedge its U.S. dollar denominated obligations in Australia against currency fluctuations. These contracts have terms generally ranging up to three months. At December 31, 1995, 1994, and 1993, the Company had contracts totaling $96.6 million, $172.6 million, and $143.1 million, respectively, all with Caterpillar.

     The Company has agreements with a subsidiary of Caterpillar to purchase, at a discount, some or all of this subsidiary's receivables generated by sales of products to Caterpillar dealers in Germany, Austria, and the Czech Republic. These purchases (dealer floor planning) in 1995, 1994, and 1993 totaled $330.7 million, $190.9 million, and $210.2 million, respectively. The cash discount earned in 1995, 1994, and 1993 was $5.3 million, $3.0 million, and $4.4 million, respectively. At December 31, 1995, 1994, and 1993, wholesale notes receivable balances related to floor planning were $189.7 million, $160.1 million, and $124.1 million, respectively.

     The Company, in conjunction with Caterpillar and its subsidiaries, periodically offers below-market-rate financing to customers under merchandising programs. Caterpillar, at the outset of the transaction, remits to the Company an amount equal to the present value of the interest differential which is recognized as income over the term of the contracts. During 1995, the Company recorded receivables of $86.8 million from Caterpillar and its subsidiaries relative to such programs, compared with $37.2 million in 1994 and $7.9 million in 1993. The significant increases for 1995 and 1994 were due to interest subsidies related to the expansion of the program supporting Caterpillar dealer rental fleets in North America.

     Caterpillar provides the Company with certain operational and financial support which is integral to the conduct of the Company's business. The employees of the Company are covered by various benefit plans, including pension/post-retirement plans, administered by Caterpillar. The amount of such charges was $2.9 million, $2.2 million, and $2.1 million for the years ended December 31, 1995, 1994, and 1993, respectively. The Company also reimburses Caterpillar for certain corporate services which amounted to $1.8 million, $1.7 million , and $2.1 million for the years ended December 31, 1995, 1994, and 1993, respectively.

NOTE 11 - LEASES

     The Company leases certain offices and other property through operating leases. Lease expense on these leases is charged to operations as incurred. Total rental expense for operating leases was $5.1 million, $4.5 million, and $3.7 million for 1995, 1994, and 1993, respectively. Minimum payments for operating leases having initial or remaining noncancelable terms in excess of one year are:
                 1996                        $ 3.2
                 1997                          3.0
                 1998                          2.8
                 1999                          2.5
                 2000                          2.2
              Thereafter                       4.9

                Total                        $18.6


























NOTE 12 - SEGMENT INFORMATION

     Although the majority of its business (including cross-border financing) is done in the United States, the Company also conducts operations in Germany and other countries. Total assets, revenues, and net income applicable to operations by geographic segments were as follows:

                                                1995        1994        1993
Assets:
  United States                             $4,054.7    $3,518.7    $2,878.1
  Germany                                      543.6       539.4       330.1
  Other countries                            1,006.7       571.7       449.8
                                             5,605.0     4,629.8     3,658.0
  Less:  Investment in subsidiaries            182.5       118.1        93.1
         Intercompany balances                    .4          .5          .2

Total assets                                $5,422.1    $4,511.2    $3,564.7

Revenues:
  United States                             $  468.8    $  343.6    $  293.6
  Germany                                       37.9        30.9        26.2
  Other countries                              105.2        72.5        44.9
                                               611.9       447.0       364.7
  Less intercompany interest                       -           -          .1

Total revenues                              $  611.9    $  447.0    $  364.6

Net income:
  United States                             $   58.6    $   31.3    $   35.4
  Germany                                        3.2         2.9         1.7
  Other countries                                3.4        (2.0)         .7

Total net income                            $   65.2    $   32.2    $   37.8


NOTE 13 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Financial data for the interim periods were as follows:

                                               QUARTERS

                           FIRST         SECOND        THIRD         FOURTH
                        1995   1994   1995   1994   1995   1994   1995   1994

Total revenues        $143.1 $102.2 $152.8 $108.9 $160.5 $113.2 $155.4 $121.7

Income before
  income taxes and
  minority interest     28.9    9.7   25.8   13.0   32.4   17.2   16.6   10.9

Net income              17.8    6.4   15.6    8.5   20.5   10.9   11.3    6.4