Form 10-Q
period 1996-03-31
CATERPILLAR FINANCIAL SERVICES CORP
filed 1996-04-30
CIK 764764

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549



     (Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended           March 31, 1996

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

         At March 31, 1996, one share of common stock of the Registrant was outstanding.

              Caterpillar Financial Services Corporation

            Form 10-Q for the Quarter Ended March 31, 1996


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

                             PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Caterpillar Financial Services Corporation

             Consolidated Statement of Financial Position
                             (Unaudited)
                        (Millions of Dollars)

                                             March 31,   Dec. 31,   March 31,
                                                 1996      1995        1995
     Assets:
       Cash and cash equivalents             $   31.4   $   43.6   $   27.6
       Finance receivables:
         Wholesale notes receivable             336.2      538.3      377.2
         Retail notes receivable              1,408.0    1,382.1    1,153.6
         Investment in finance receivables    3,774.5    3,471.7    3,091.3
                                              5,518.7    5,392.1    4,622.1

         Less:  Unearned income                 535.7      515.6      454.9
                Allowance for credit losses      62.3       57.0       54.5
                                              4,920.7    4,819.5    4,112.7
       Equipment on operating leases,
         less accumulated depreciation          445.4      437.3      430.8
       Other assets                             151.6      121.7      111.1

     Total assets                            $5,549.1   $5,422.1   $4,682.2

     Liabilities and stockholder's equity:
       Payable to dealers and others         $   68.5   $   51.0   $   46.0
       Payable to Caterpillar Inc.              408.4      480.6        2.9
       Accrued interest payable                  59.7       39.2       60.9
       Income tax payable                        12.0       18.5       29.8
       Other liabilities                          6.8        4.5       16.5
       Short-term borrowings                  1,721.7    1,453.1    1,455.3
       Current maturities of long-term debt   1,209.7    1,105.8      738.6
       Long-term debt                         1,400.8    1,621.3    1,764.7
       Deferred income taxes                     42.9       44.8       11.1
     Total liabilities                        4,930.5    4,818.8    4,125.8

       Common stock - $1 par value
         Authorized:  2,000 shares
         Issued & outstanding: one share        325.0      325.0      325.0
       Profit employed in the business          289.2      272.9      225.5
       Foreign currency translation
         adjustment                               4.4        5.4        5.9
     Total stockholder's equity                 618.6      603.3      556.4
     Total liabilities and stockholder's
       equity                                $5,549.1   $5,422.1   $4,682.2










            (See Notes to Consolidated Financial Statements)






              Caterpillar Financial Services Corporation

                               Consolidated Statement of Income
                             (Unaudited)
                        (Millions of Dollars)








                                                     Three Months Ended
                                                     March 31,  March 31,
                                                        1996       1995
     Revenues:
       Wholesale finance income                       $  6.2     $ 10.7
       Retail finance income                           101.1       82.5
       Rental income                                    37.0       35.0
       Other income                                      9.9       14.9
         Total revenues                                154.2      143.1

     Expenses:
       Interest                                         73.7       66.3
       Depreciation                                     28.0       26.7
       General, operating, and administrative           18.2       13.9
       Provision for credit losses                       7.4        6.1
       Other expense                                      .4        1.2
         Total expenses                                127.7      114.2

     Income before income taxes                         26.5       28.9

     Provision for income taxes                         10.2       11.1

     Net Income                                       $ 16.3     $ 17.8

























            (See Notes to Consolidated Financial Statements)


              Caterpillar Financial Services Corporation

                 Consolidated Statement of Cash Flows
                             (Unaudited)
                         (Millions of Dollars)

                                                  Three Months Ended
                                                 March 31,  March 31,
                                                     1996       1995
     Cash flows from operating activities:
       Net income                                 $  16.3    $  17.8
       Adjustments for noncash items:
         Depreciation                                28.0       26.7
         Provision for credit losses                  7.4        6.1
         Mark-to-market adjustment                     -        (6.5)
         Other                                       (2.2)      ( .9)
       Change in assets and liabilities:
         Receivables from customers and others      (25.5)     (21.4)
         Deferred income taxes                       (1.9)        .4
         Payable to dealers and others               17.9         .4
         Payable to Caterpillar Inc.                 19.4        (.3)
         Accrued interest payable                    20.6       22.8
         Income tax payable                          (6.7)       8.2
         Other, net                                   2.2       (2.3)
           Net cash provided by operating
             activities                              75.5       51.0

     Cash flows from investing activities:
       Additions to equipment                       (47.2)     (38.9)
       Disposal of equipment                         16.2       16.6
       Additions to finance receivables            (966.2)    (965.7)
       Collections of finance receivables           528.1      583.0
       Proceeds from sale of receivables            309.3      300.0
       Other, net                                    (2.0)      (5.6)
           Net cash used for investing
             activities                            (161.8)    (110.6)

     Cash flows from financing activities:
       Additional paid-in capital                      -        30.0
       Payable to Caterpillar Inc.                  (91.5)        -
       Proceeds from long-term debt issues            1.2      294.5
       Payments on long-term debt                  (113.2)    (280.7)
       Short-term borrowings, net                   276.5       26.0
           Net cash provided by financing
             activities                              73.0       69.8

     Effect of exchange rate changes on cash          1.1        1.1

     Net change in cash and cash equivalents        (12.2)      11.3

     Cash and cash equivalents at beginning
       of year                                       43.6       16.3

     Cash and cash equivalents at end of quarter   $ 31.4     $ 27.6









           (See Notes to Consolidated Financial Statements)

              Notes to Consolidated Financial Statements
                     (Dollar Amounts in Millions)

     1. The accompanying unaudited consolidated financial statements have been prepared by Caterpillar Financial Services Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes the disclosures are adequate, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto presented in the Company's 1995 Annual Report and the Company's Annual Report on Form 10-K. Unless the context otherwise requires, the term "Company" includes subsidiary companies.

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

     4. During the first three months of 1996, the Company publicly issued no medium-term notes. The notes are generally offered on a continuous basis through agents and have maturities ranging from nine months to 15 years. Interest rates on fixed-rate medium-term notes are established by the Company as of the date of issuance. Interest rates on floating-rate medium-term notes are primarily indexed to LIBOR. The weighted average interest rate on all outstanding medium-term notes was 6.3% at March 31, 1996. Long-term debt outstanding at March 31, 1996, matures as follows:

                             1996         $  998.6
                             1997            701.2
                             1998            486.0
                             1999            238.3
                             2000             81.7
                             2001              4.0
                          Thereafter         100.7

                             Total        $2,610.5

     5. In March 1995, the Financial Accounting Standards Board issued SFAS 121, "Accounting for the Impairment of Long-Lived Assets." The new statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill. This standard is effective for fiscal years beginning after December 15, 1995, and was therefore adopted by the Company in the first quarter of 1996. The adoption by the Company of the standard did not impact the Company's financial position or income.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     A.  Consolidated Results of Operations

         Three Months Ended March 31, 1996 vs. Three Months Ended March 31,
         1995

         Total revenues for the first quarter of 1996 were $154.2 million, an 8% increase over 1995 first quarter revenues of $143.1 million. The increase in revenues resulted primarily from the increase in financing volume (the portfolio value increased to $5,400.0 million at March 31, 1996 from $4,569.5 million at March 31, 1995) partially offset by the decrease in Other income described below.

         The Company financed new retail business transactions totaling $735.7 million during the first quarter of 1996 compared with $609.5 million during the first quarter of 1995. The increase was the result of financing a higher percentage of deliveries of Caterpillar products in the markets served by the Company. Wholesale financing activity during the first quarter of 1996 was $327.1 million, compared with $423.3 million for the first quarter of 1995. The decrease was primarily due to a decrease in the volume of Caterpillar dealer rental fleet financing in North America.

         The annualized interest rate on finance receivables (computed by dividing annualized finance income by the average monthly finance receivable balances, net of unearned income) was 8.9% for the first quarter of 1996 compared with 9.0% for the first quarter of 1995. Tax benefits associated with governmental lease purchase contracts and a portion of tax benefits associated with long-term tax-oriented leases are not reflected in such annualized interest rates.

         Other income of $9.9 million for the first quarter of 1996 included servicing and other securitization-related income, fees, interest from banks, gains on sales of equipment returned from lease, and other miscellaneous income. The decrease of $5.0 million during the first quarter of 1996, as compared with the same period in 1995, was primarily from a $5.8 million mark-to-market gain in the first quarter of 1995 for interest rate caps written by the Company (the subject caps were terminated second quarter 1995) and from a $2.4 million gain on sale of receivables in the first quarter of 1995 for which no similar results exist for the first quarter of 1996. Partially offsetting these decreases was a $3.2 million increase in servicing and other securitization-related income.

         First quarter interest expense of $73.7 million was $7.4 million higher than 1995 first quarter interest expense due to increased borrowings to support the larger portfolio, partially offset by lower borrowing rates, as the average cost of borrowed funds was 6.3% for the first quarter of 1996 compared with 6.7% for the first quarter of 1995.

         Depreciation expense increased from $26.7 million for the first quarter of 1995 to $28.0 million for the first quarter of 1996 due to new operating lease business.

         General, operating, and administrative expenses increased $4.3 million during the first quarter of 1996 compared with the same period last year, primarily due to staff-related and other expenses required to increase new business and service the larger managed portfolio. The Company's full-time employment increased from 414 at March 31, 1995 to 519 at March 31, 1996.


         Provision for credit losses increased from $6.1 million during the first quarter of 1995 to $7.4 million during the first quarter of 1996, reflecting an increase in new retail business. Receivables, net of recoveries, of $2.1 million were written off against the allowance for credit losses during the first quarter of 1996 compared with $1.9 million during the first quarter of 1995. Receivables past due over 30 days were 2.2% of total receivables at March 31, 1996, compared with 2.0% at March 31, 1995. The allowance for credit losses will continue to be monitored to provide for an amount which, in management's judgment, is adequate to cover uncollectible receivables after considering the value of any collateral. At March 31, 1996, the allowance for credit losses was $62.3 million which was 1.3% of finance receivables, net of unearned income (1.3% excluding wholesale receivables), compared with $54.5 million and 1.3% (1.4% excluding wholesale receivables) respectively at March 31, 1995.

         The effective income tax rate for the first quarter of 1996 was 38%, the same as for the first quarter of 1995.

         Net income for the first quarter of 1996 was $16.3 million, $1.5 million less than 1995 first quarter net income of $17.8 million. The decrease resulted primarily from a $3.8 million mark-to-market after-tax gain in the first quarter of 1995 for interest rate caps written by the Company for which no similar results exist for the first quarter of 1996 (the subject caps were terminated in the second quarter of 1995).

      B.  Capital Resources and Liquidity

         The Company's operations were primarily funded with a combination of medium-term notes, commercial paper, notes payable to Caterpillar, bank borrowings, proceeds from sale of receivables, and retained earnings. The ratio of debt to equity at March 31, 1996 was 7.6 to 1 compared with
     7.7 to 1 at December 31, 1995.

         Total debt outstanding as of March 31, 1996 was $4,716.2 million, an increase of $61.0 million over that at December 31, 1995, and was primarily comprised of $2,518.1 million of medium-term notes, $1,354.4 million of commercial paper, $384.0 million of notes payable to Caterpillar, and $331.9 million of notes payable to banks. The increase in debt and the funds provided by operations were used to finance the increase in the portfolio.

         The net amount of sold receivables serviced by the Company was $695.4 million at March 31, 1996 which consisted of $300.0 million of wholesale receivables, under a revolving asset-backed securitization agreement, and $395.4 million of installment sale contracts.

         At March 31, 1996, the Company had available a total of $1,283.5 million of short-term credit lines which expire at various dates through first quarter 1997, and a $29.4 million long-term credit line which expires May 1997. These credit lines are with a number of banks and are considered support for the Company's outstanding commercial paper, commercial paper guarantees, the discounting of bank and trade bills, and bank borrowings. At March 31, 1996, there were $331.9 million of these lines utilized for bank borrowings in Australia and Europe.

         The Company also participates with Caterpillar in two syndicated revolving credit facilities aggregating $2.3 billion, consisting of a $1.4 billion five-year facility and a $.9 billion 364-day revolving facility. The Company's allocation is $1,439.4 million, consisting of a $876.2 million five-year revolving credit and a $563.2 million 364-day revolving credit. The Company has the ability to request a change in its allocation to maintain the required amount of support for the Company's outstanding commercial paper and commercial paper guarantees. These facilities provide for borrowings at interest rates which vary according to LIBOR or money market rates. At March 31, 1996, there were no borrowings under these facilities.

         The Company also has a U.S. $500.0 million five year revolving credit facility in the United Kingdom to support it's U.S. $500.0 million Euro-commercial paper program. The commercial paper is issued by Caterpillar International Finance PLC, an Irish subsidiary of the Company, with the guarantee of the Company. Proceeds from the issuance of commercial paper have been used to replace bank borrowings of certain of the Company's subsidiaries. At March 31, 1996, there were no borrowings under this facility.

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

         As of March 31, 1996, the Company had outstanding interest rate swap contracts with notional amounts totaling $1,518.0 million, all of which are either designated as hedges of specific debt issuances or of commercial paper. These swap agreements have terms generally ranging up to five years, which effectively change $1,061.5 million of floating rate debt to fixed rate debt, $286.0 million of fixed rate debt to floating rate debt, and $170.5 million of floating rate debt to floating rate debt having different characteristics. The interest rate swaps designated to commercial paper provide the ability to obtain fixed rate term debt utilizing short-term debt markets. The Company also had swaps having future effective dates with a total notional amount of $104.7 million, which will effectively change $101.7 million of floating rate debt to fixed rate debt and $3.0 million of fixed rate debt to floating rate debt. The effective dates of the future dated swaps range from second quarter 1996 through 1998, and the terms of these swaps generally range up to four years.

         The Company's outstanding forward rate agreements, which are utilized to hedge short-term borrowings, totaled $13.4 million at the end of the first quarter of 1996. These agreements have terms generally ranging up to one year.

         The Company has forward exchange contracts to hedge its U.S. dollar denominated obligations in Australia and Spain and it's foreign denominated short-term intercompany loans receivable against currency fluctuations. These contracts have terms generally ranging up to three months and do not subject the Company to risk due to exchange rate movements, because the gains and losses on the contracts offset the losses and gains on the liabilities and intercompany loans receivable being hedged. At March 31, 1996, the Company had forward exchange contracts totaling $477.4 million, of which $54.0 million were with Caterpillar.

         To supplement external debt financing sources, the Company has variable amount lending agreements with Caterpillar. Under these agreements, which may be amended from time to time, the Company may borrow up to $739.0 million from Caterpillar, and Caterpillar may borrow up to $239.0 million from the Company. All of the variable amount lending agreements are effective for indefinite terms and may be terminated by either party upon 30 days' notice. At March 31, 1996 and December 31, 1995, the Company had borrowings with Caterpillar totalling $384.0 million and $475.5 million, respectively, but had no loans receivable under these agreements. At March 31, 1995, the Company had no outstanding borrowings or loans receivable under these agreements.




                     PART II.  OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits


               None.





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



              Caterpillar Financial Services Corporation
                             (Registrant)






     Date:  April 30, 1996         By:      /s/ K. C. Springer
                                       K.C. Springer, Controller and
                                       Principal Accounting Officer





     Date:  April 30, 1996         By:      /s/ J. S. Beard
                                       J.S. Beard, President