Form 10-Q
period 1996-06-30
CATERPILLAR FINANCIAL SERVICES CORP
filed 1996-08-06
CIK 764764

FORM 10-Q

 	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C.  20549



(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended           June 30, 1996

                           OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to                _

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

    At June 30, 1996, one share of common stock of the Registrant was outstanding.





	Caterpillar Financial Services Corporation

	Form 10-Q for the Quarter Ended June 30, 1996



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






















                   PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	Caterpillar Financial Services Corporation

	Consolidated Statement of Financial Position
	(Unaudited)
	(Millions of Dollars)

                                       June 30,   Dec. 31,   June
30,
                                          1996    _  1995    _
1995_
Assets:
  Cash and cash equivalents            $   34.6   $   43.6   $
37.2
  Finance receivables:
        Wholesale notes receivable            812.4      538.3
1,019.0
    Retail notes receivable             1,484.8    1,382.1
1,233.7      Investment in finance receivables    3,726.5    3,471.7
   3,337.3                                           6,023.7
5,392.1    5,590.0
    Less:  Unearned income                533.9      515.6
503.3
           Allowance for credit losses     64.5       57.0
50.1
                                        5,425.3    4,819.5
5,036.6
  Equipment on operating leases,
    less accumulated depreciation         457.0      437.3
433.0
  Deferred income taxes                     2.7         -          -
  Other assets                            152.6      121.7
117.4

Total assets                           $6,072.2   $5,422.1
$5,624.2

Liabilities and stockholder's equity:
  Payable to dealers and others         $ 110.7   $   51.0   $
74.0
  Payable to Caterpillar Inc.             524.9      480.6
3.1
  Accrued interest payable                 35.1       39.2
42.7
  Income tax payable                       21.7       18.5
30.2
  Other liabilities                         6.4        4.5
2.4
  Short-term borrowings                 2,140.4    1,453.1
2,056.2
  Current maturities of long-term debt  1,224.2    1,105.8
765.7
  Long-term debt                        1,327.8    1,621.3
2,061.0
  Deferred income taxes                    44.8       44.8
17.1
Total liabilities                       5,436.0    4,818.8
5,052.4

  Common stock - $1 par value
    Authorized:  2,000 shares
    Issued & outstanding: one share       325.0      325.0
325.0
  Profit employed in the business         309.3      272.9
241.1
  Foreign currency translation
    adjustment                              1.9        5.4
5.7
Total stockholder's equity                636.2      603.3
571.8
Total liabilities and stockholder's
  equity                               $6,072.2   $5,422.1
$5,624.2







(See Notes to Consolidated Financial Statements)

	Caterpillar Financial Services Corporation

             	Consolidated Statement of Income
               	(Unaudited)
	(Millions of Dollars)






                             Three Months Ended  Six Months Ended
                              June 30,  June 30, June 30, June 30,
                                  _  1996_  _  1995  _  1996  _
1995
Revenues:
  Wholesale finance income     $ 10.2    $ 14.7   $ 16.4   $ 25.4
  Retail finance income         103.6      88.8    204.7    171.3
  Rental income                  38.9      36.1     75.9     71.1
  Other income                   13.4      13.2     23.3     28.2
    Total revenues              166.1     152.8    320.3    296.0

Expenses:
  Interest                       75.9      73.8    149.6    140.1
  Depreciation                   29.8      27.7     57.8     54.3
  General, operating, and
    administrative               18.9      14.3     37.1     28.4
  Provision for credit losses     9.8      10.3     17.2     16.4
  Other expense                    .4        .9       .8      2.2
    Total expenses              134.8     127.0    262.5    241.4

Income before income taxes       31.3      25.8     57.8     54.6

Provision for income taxes       11.2      10.2     21.4     21.3

Net Income                     $ 20.1    $ 15.6   $ 36.4   $ 33.3





















	(See Notes to Consolidated Financial Statements)

	Caterpillar Financial Services Corporation

 	Consolidated Statement of Cash Flows
	(Unaudited)
 	(Millions of Dollars)

                                            Six Months Ended
                                               June 30,  June 30,
                                              1996      1995
Cash flows from operating activities:
  Net income                                $  36.4   $  33.3
  Adjustments for noncash items:
    Depreciation                               57.8      54.3
    Provision for credit losses                17.2      16.4
    Mark-to-market adjustment                    -      (10.9)
    Other                                      (3.1)     (2.0)
  Change in assets and liabilities:
    Receivables from customers and others     (27.6)    (31.1)
    Deferred income taxes                      (2.7)      6.7
    Payable to dealers and others              59.7      28.9
    Payable to Caterpillar Inc.                18.3       (.1)
    Accrued interest payable                   (4.1)      4.6
    Income tax payable                          3.2       8.6
    Other, net                                  1.9     (12.1)
      Net cash provided by operating
        activities                            157.0      96.6

Cash flows from investing activities:
  Additions to property and equipment        (112.0)    (79.3)
  Disposal of equipment                        42.9      34.2
  Additions to finance receivables         (2,739.4) (2,570.2)
  Collections of finance receivables        1,302.3   1,154.3
  Proceeds from sale of receivables, net      771.5     386.9
  Other, net                                    4.6      (2.0)
      Net cash used for investing
        activities                           (730.1) (1,076.1)

Cash flows from financing activities:
  Additional paid-in capital                     -       30.0
  Short-term borrowings from
Caterpillar Inc., net			     26.0        -
  Proceeds from long-term debt 		    270.9     906.5
  Payments on long-term debt                 (442.1)   (568.8)
  Short-term borrowings, net                  705.0     631.9
      Net cash provided by financing
        activities                            559.8     999.6

Effect of exchange rate changes on cash         4.3        .8

Net change in cash and cash equivalents        (9.0)     20.9

Cash and cash equivalents at beginning
  of year                                      43.6      16.3

Cash and cash equivalents at end of quarter $  34.6    $ 37.2



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

4. During the first six months of 1996, the Company publicly issued $269.8 million of medium-term notes. The notes are generally offered on a continuous basis through agents and have maturities ranging from nine months to 15 years. Interest rates on fixed-rate medium-term notes are established by the Company as of the date of issuance. Interest rates on floating-rate medium-term notes are primarily indexed to LIBOR. The weighted average interest rate on all outstanding medium-term notes was 6.4% at June 30, 1996. Long-term debt outstanding at June 30, 1996, matures as follows:

                        1996         $  672.7
                        1997            799.0
                        1998            546.3
                        1999            347.5
                        2000             81.8
                        2001              4.0
                     Thereafter         100.7
                        Total        $2,552.0

5.	At December 31, 1995, the Company did not own any real
estate. In the second quarter of 1996, the Company purchased the real estate that was being leased in Mexico City at a cost of $3.3 Million.

6.	In June 1996, the Financial Accounting Standards Board
("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996.
 The Company has not determined the impact that the adoption of this accounting standard will have on its results of operations or financial position. The Company will adopt this accounting standard on January 1, 1997, as required.


Item 2. Management's Discussion and Analysis of Financial
Condition and
        Results of Operations

A.  Consolidated Results of Operations

    Three Months Ended June 30, 1996 vs. Three Months Ended June
30,
    1995

    Total revenues for the second quarter of 1996 were $166.1 million, a 9% increase over 1995 second quarter revenues of $152.8 million. The increase in revenues resulted primarily from increased financing volume (the portfolio value increased to $5,910.1 million at June 30, 1996 from $5,497.8 million at June 30, 1995).

    The Company financed new retail business transactions totaling $971.3 million during the second quarter of 1996 compared with $730.0 million during the second quarter of 1995. The increase was the result of financing a higher volume and increased percentage of Caterpillar product deliveries. Wholesale financing activity during the second quarter of 1996 was $799.1 million compared with $892.8 million for the second quarter of 1995. The decrease was primarily due to a lower volume of Caterpillar dealer rental fleet financing in North America.

    The annualized interest rate on finance receivables (computed by dividing annualized finance income by the average monthly finance receivable balances, net of unearned income) was 8.8% for the second quarter of 1996 compared with 9.0% for the second quarter of 1995. Tax benefits associated with governmental lease purchase contracts and tax-oriented leases are not reflected in such annualized interest rates.

    Other income of $13.4 million for the second quarter of 1996 included servicing and other securitization-related income, a gain on sale of receivables of $3.1 million (See Capital Resources and Liquidity section), fees, and other miscellaneous income. A $5.1 million mark-to-market gain was included in other income in the second quarter of 1995 for interest rate caps written by the Company.

    Second quarter interest expense of $75.9 million was $2.1 million higher than 1995 second quarter interest expense due to increased borrowings to support the larger portfolio, partially offset by lower borrowing rates. The average cost of borrowed funds was 6.1% for the second quarter of 1996 compared with 6.7% for the second quarter of 1995, primarily due to more activity in short-term borrowing and lower borrowing rates offered by institutions.

    Depreciation expense increased from $27.7 million for the second quarter of 1995 to $29.8 million for the second quarter of 1996 due to new operating lease business.

    General, operating, and administrative expenses increased $4.6 million during the second quarter of 1996 compared with the same period last year, primarily due to staff-related and other expenses required to increase new business and service the larger managed portfolio. The Company's full-time employment increased from 434 at June 30, 1995 to 553 at June 30, 1996.

    Provision for credit losses decreased from $10.3 million during the second quarter of 1995 to $9.8 million during the second quarter of 1996, reflecting a higher provision taken during the second quarter of 1995, mostly offset by an increase in new retail business. Receivables, net of recoveries, of $4.0 million were written off against the allowance for credit losses during the second quarter of 1996 compared with $14.8 million during the second quarter of 1995. The decreased write-offs were primarily attributable to recognizing a loss with one customer in the fishing industry during the second quarter of 1995. Receivables past due over 30 days were 2.5% of total receivables at June 30, 1996, compared with 2.2% at June 30, 1995. The allowance for credit losses will continue to be monitored to provide for an amount which, in management's judgment, is adequate to cover uncollectible receivables after considering the value of any collateral. At June 30, 1996, the allowance for credit losses was $64.5 million which was 1.2% of finance receivables, net of unearned income (1.4% excluding wholesale receivables), compared with $50.1 million and 1.0% (1.2% excluding wholesale receivables) at June 30, 1995, respectively.

    The effective income tax rate for the second quarter of 1996
was   36% compared with 40% for the second quarter of 1995.  The decrease was primarily due to offsetting income for European subsidiaries with prior years' start-up losses.

    Net income for the second quarter of 1996 was $20.1 million, $4.5 million above 1995 second quarter net income of $15.6 million. The increase resulted primarily from a larger portfolio, lower borrowing rates, and a $2.0 million after-tax gain on sale of receivables, partially offset by a $3.1 million mark-to-market after-tax gain in the second quarter of 1995 for interest rate caps written by the Company (the subject caps were terminated in the second quarter of 1995).

    Six Months Ended June 30, 1996 vs. Six Months Ended June 30,
1995

    Total revenues for the first half of 1996 were $320.3 million, an 8% increase over the revenues for the first half of 1995 of $296.0 million. The increase in revenues resulted primarily from increased financing volume. Also, see the change in Other income described below.

    The Company financed new retail business transactions totaling $1,707.0 million during the first half of 1996 compared with $1,339.5 million during the first half of 1995. The increase was the result of financing a higher volume and increased percentage of Caterpillar product deliveries. Wholesale financing activity during the first half of 1996 was $1,126.2 million compared with $1,316.1 million for the first half of 1995. The decrease was primarily due to a lower volume of Caterpillar dealer rental fleet financing in North America.

    The annualized interest rate on finance receivables (computed by dividing annualized finance income by the average monthly finance receivable balances, net of unearned income) was 8.9% for the first half of 1996 compared with 9.0% for the first half of 1995. Tax benefits associated with governmental lease purchase contracts and tax-oriented leases are not reflected in such annualized interest rates.

    Other income of $23.3 million for the first half of 1996 included servicing and other securitization-related income, fees, a gain on sale of receivables, interest from banks, and other miscellaneous income. The decrease of $4.9 million during the first six months of 1996, as compared with the same period in 1995, resulted primarily from recording gains of $10.9 million in the second quarter of 1995 on interest rate caps written by the Company, partially offset by an increase of $5.1 million in servicing and other securitization-related income.

    Interest expense for the first half of 1996 was $149.6 million, $9.5 million higher than the first six months of 1995 due to increased borrowings to support the larger portfolio, partially offset by lower borrowing rates, as the average cost of borrowed funds was 6.2% for the first half of 1996 compared with 6.7% in 1995.

    Depreciation expense increased from $54.3 million for the first half of 1995 to $57.8 million for the first half of 1996 due to new operating lease business.

    General, operating, and administrative expenses for the first six months of 1996 increased $8.7 million over the same period last year, primarily due to staff-related and other expenses required to increase new business and service the larger managed portfolio.

    Provision for credit losses during the first six months of 1996 increased from $16.4 million in the first half of 1995 to $17.2 million in the first half of 1996. This increase reflected increased levels of new retail business, mostly offset by a higher provision taken during the second quarter of 1995. Receivables, net of recoveries, of $6.1 million were written off against the allowance for credit losses during the first half of 1996 compared with $16.6 million during the first half of 1995. The decreased write-offs were primarily attributable to recognizing a loss with one customer in the fishing industry during the second quarter of 1995.

    The effective income tax rate for the first half of 1996 was 37% compared with 39% for the first half of 1995. The decrease was primarily due to offsetting income for European subsidiaries with prior years' start-up losses.

    Net income for the first half of 1996 was $36.4 million compared with $33.3 million in the first half of 1995. The increase resulted primarily from a larger portfolio and lower borrowing rates, partially offset by a $6.8 million mark-to-market after-tax gain in the first half of 1995 for interest rate caps written by the Company.


 B.  Capital Resources and Liquidity

    The Company's operations were primarily funded with a combination of medium-term notes, commercial paper, notes payable to Caterpillar, bank borrowings, proceeds from sale of receivables, and retained earnings. The ratio of debt to equity at June 30, 1996 was 8.2 to 1 compared with 7.7 to 1 at December
31, 1995.

    Total debt outstanding as of June 30, 1996 was $4,692.4 million, an increase of $512.2 million over that at December 31, 1995, and was primarily comprised of $2,478.1 million of medium-term notes, $1,853.4 million of commercial paper, and $249.7 million of notes payable to banks. The increase in debt and the funds provided by operations were used to finance the increase in the portfolio.

    In May 1996, $371.9 million of the Company's installment sale contracts were securitized. The proceeds were used to reduce debt. The Company recognized a $3.1 million pre-tax gain on this transaction in the second quarter and will receive fees in future periods for servicing these sold receivables.

    The net amount of sold receivables serviced by the Company was $983.6 million at June 30, 1996 which consisted of $300.0 million of wholesale receivables, under a revolving asset-backed securitization agreement, and $683.6 million of installment sale contracts.

   At June 30, 1996, the Company had available a total of $883.9 million of short-term credit lines which expire at various dates through the first half of 1997, and a $29.3 million long-term credit line which expires May 1999. These credit lines are with a number of banks and are considered support for the Company's outstanding commercial paper, commercial paper guarantees, the discounting of trade bills, and bank borrowings. At June 30, 1996, there were $249.7 million of these lines utilized for bank borrowings in Europe and Mexico.

    The Company also participates with Caterpillar in two syndicated revolving credit facilities aggregating $2.3 billion, consisting of a $1.4 billion five-year facility and a $.9 billion 364-day revolving facility. The Company's allocation is $1,411.8 million, consisting of a $859.3 million five-year revolving credit and a $552.5 million 364-day revolving credit. The Company has the ability to request a change in its allocation to maintain the required amount of support for the Company's outstanding commercial paper and commercial paper guarantees. These facilities provide for borrowings at interest rates which vary according to LIBOR or money market rates. At June 30, 1996, there were no borrowings under these facilities.

    The Company also has a USD $500.0 million five year revolving credit facility in the United Kingdom to support it's USD $500.0 million Euro-commercial paper program. The commercial paper is issued by Caterpillar International Finance plc, an Irish subsidiary of the Company, with the guarantee of the Company. Proceeds from the issuance of commercial paper have been used to replace bank borrowings of certain of the Company's subsidiaries.
 At June 30, 1996, there were no borrowings under this facility.


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

    As of June 30, 1996, the Company had outstanding interest rate swap contracts with notional amounts totaling $1,580.5 million, all of which are either designated as hedges of specific debt issuances or of commercial paper. These swap agreements have terms generally ranging up to five years, which effectively change $1,157.4 million of floating rate debt to fixed rate debt, $244.0 million of fixed rate debt to floating rate debt, and $179.1 million of floating rate debt to floating rate debt having different characteristics. The interest rate swaps designated to commercial paper provide the ability to obtain fixed rate term debt utilizing short-term debt markets. The Company also had swaps having future effective dates with a total notional amount of $16.1 million, which will effectively change $13.1 million of floating rate debt to fixed rate debt and $3.0 million of fixed rate debt to floating rate debt. The effective dates of the future dated swaps range from third quarter 1996 through 1998, and the terms of these swaps generally ranging up to four years.

    The Company had one outstanding forward rate agreement for $3.7 million at the end of the second quarter of 1996. This agreement had a term of eight months.

    The Company has forward exchange contracts to hedge its U.S. dollar denominated obligations in Spain, its U.S. dollar denominated customer receivables in Australia, and its foreign denominated short-term intercompany loans receivable against currency fluctuations. These contracts have terms generally ranging up to three months and do not subject the Company to risk due to exchange rate movements, because the gains and losses on the contracts offset the losses and gains on the items being hedged. At June 30, 1996, the Company had forward exchange contracts totaling $562.3 million, of which $2.8 million were with Caterpillar.

    To supplement external debt financing sources, the Company has variable amount lending agreements with Caterpillar. Under these agreements, which may be amended from time to time, the Company may borrow up to $739.4 million from Caterpillar, and Caterpillar may borrow up to $239.4 million from the Company. All of the variable amount lending agreements are effective for indefinite terms and may be terminated by either party upon 30 days' notice.
 At June 30, 1996 and December 31, 1995, the Company had borrowings with Caterpillar totaling $501.5 million and $475.5 million, respectively, but had no loans receivable under these agreements. At June 30, 1995, the Company had no outstanding borrowings or loans receivable under these agreements.






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



	Caterpillar Financial Services Corporation
	(Registrant)






Date:  August 6, 1996 		By:       /s/K.C. Springer
                                  K.C. Springer, Controller and
                                  Principal Accounting Officer





Date:  August 6, 1996 		By:       /s/J.S. Beard
                                  J.S. Beard, President


2



5