Form 10-Q
period 1996-09-30
CATERPILLAR FINANCIAL SERVICES CORP
filed 1996-10-28
CIK 764764

FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549



(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended           September 30, 1996

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

    At September 30, 1996 one share of common stock of the Registrant was outstanding.

         Caterpillar Financial Services Corporation

     Form 10-Q for the Quarter Ended September 30, 1996



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


















               PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Caterpillar Financial Services Corporation

        Consolidated Statement of Financial Position
                        (Unaudited)
                   (Millions of Dollars)

                                    Sept. 30,   Dec. 31,  Sept. 30,
                                         1996       1995       1995
Assets:
  Cash and cash equivalents          $   27.9   $   43.6   $   23.5
  Finance receivables:
    Wholesale notes receivable          917.2      538.3    1,056.7
    Retail notes receivable           1,503.6    1,382.1    1,343.3
    Investment in finance receivables 3,994.9    3,471.7    3,102.2
                                      6,415.7    5,392.1    5,502.2
    Less:  Unearned income              567.8      515.6      462.2
           Allowance for credit losses   68.4       57.0       55.5
                                      5,779.5    4,819.5    4,984.5
  Equipment on operating leases,
    less accumulated depreciation       479.6      437.3      393.7
  Deferred income taxes                   2.9         -          -
  Other assets                          155.0      121.7      138.5

Total assets                         $6,444.9   $5,422.1   $5,540.2

Liabilities and stockholder's equity:
  Payable to dealers and others      $   84.8   $   51.0   $   72.5
  Payable to Caterpillar Inc.-Borrowings333.5      475.5         -
  Payable to Caterpillar Inc.- Other      3.2        5.1        3.7
  Accrued interest payable               61.1       39.2       68.2
  Income tax payable                     33.9       18.5       37.7
  Other liabilities                      10.2        4.5        3.9
  Short-term borrowings               2,448.0    1,453.1    2,028.6
  Current maturities of long-term debt1,134.1    1,105.8      944.8
  Long-term debt                      1,614.1    1,621.3    1,766.7
  Deferred income taxes                  43.5       44.8       21.1
Total liabilities                     5,766.4    4,818.8    4,947.2

  Common stock - $1 par value
    Authorized:  2,000 shares
    Issued & outstanding: one share     345.0      325.0       325.0
  Profit employed in the business       331.4      272.9       261.4
  Foreign currency translation
    adjustment                            2.1        5.4         6.6
Total stockholder's equity              678.5      603.3       593.0
Total liabilities and stockholder's
  equity                             $6,444.9   $5,422.1    $5,540.2






      (See Notes to Consolidated Financial Statements)

         Caterpillar Financial Services Corporation

              Consolidated Statement of Income
                        (Unaudited)
                   (Millions of Dollars)







                             Three Months Ended     NineMonths Ended
                            Sept. 30, Sept. 30,   Sept. 30,Sept. 30,
                                 1996      1995       1996      1995
Revenues:
  Wholesale finance income     $ 18.3    $ 23.0     $  34.7   $ 48.4
  Retail finance income         106.7      96.0       311.4    267.3
  Rental income                  39.1      27.3       115.0     98.4
  Other income                   11.2      14.2        34.5     42.4
    Total revenues              175.3     160.5       495.6    456.5

Expenses:
  Interest                       82.7      81.6       232.3    221.7
  Depreciation                   30.5      20.1        88.3     74.4
  General, operating, and
    administrative               19.7      15.1        56.8     43.5
  Provision for credit losses     8.3      10.8        25.5     27.2
  Other expense                   0.4        .5         1.2      2.7
    Total expenses              141.6     128.1       404.1    369.5

Income before income taxes       33.7      32.4        91.5     87.0

Provision for income taxes       11.6      11.9        33.0     33.2

Net Income                     $ 22.1    $ 20.5      $ 58.5   $ 53.8





















      (See Notes to Consolidated Financial Statements)

         Caterpillar Financial Services Corporation

            Consolidated Statement of Cash Flows
                        (Unaudited)
                   (Millions of Dollars)

                                            Nine MonthsEnded
                                           Sept. 30, Sept. 30,
                                               1996       1995
Cash flows from operating activities:
  Net income                                $  58.5   $   53.8
  Adjustments for noncash items:
    Depreciation                               88.3       74.4
    Provision for credit losses                25.5       27.2
    Mark-to-market adjustment                    -       (10.9)
    Other                                      (4.4)        .2
  Change in assets and liabilities:
    Receivables from customers and others     (43.8)     (46.2)
    Deferred income taxes                      (4.2)      10.6
    Payable to dealers and others              33.8       24.6
    Payable to Caterpillar Inc.-Other          (1.9)        .5
    Accrued interest payable                   21.9       30.1
    Income tax payable                         15.4       16.0
    Other, net                                  5.7      (10.7)
      Net cash provided by operating
        activities                            194.8      169.6

Cash flows from investing activities:
  Additions to property and equipment        (175.0)    (120.9)
  Disposals of equipment                       67.1       52.7
  Additions to finance receivables         (4,157.9   (3,770.0)
  Collections of finance receivables        2,167.1    1,887.4
  Proceeds from sale of receivables, net      963.8      935.0
  Other, net                                    7.6         .8
      Net cash used for investing
        activities                         (1,127.3)  (1,015.0)

Cash flows from financing activities:
  Additional paid-in capital                   20.0       30.0
  Payable to Caterpillar, Inc.- Borrowings   (142.0)        -
  Proceeds from long-term debt                773.9      929.5
  Payments on long-term debt                 (745.0)    (706.2)
  Short-term borrowings, net                1,015.4      599.0
      Net cash provided by financing
        activities                            922.3      852.3

Effect of exchange rate changes on cash        (5.5)        .3

Net change in cash and cash equivalents       (15.7)       7.2

Cash and cash equivalents at beginning
  of year                                      43.6       16.3

Cash and cash equivalents at end of quarter $  27.9   $   23.5




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

4. During the first nine months of 1996, the Company publicly issued $760.8 million medium-term notes. The notes are offered on a continuous basis through agents and have maturities ranging from nine months to 15 years. Interest rates on fixed-rate medium-term notes are established by the Company as of the date of issuance. Interest rates on floating-rate medium-term notes are primarily indexed to LIBOR. The weighted average interest rate on all outstanding medium-term notes was 6.4% at September 30, 1996. Long-term debt outstanding at September 30, 1996, matures as follows:


                        1996          $ 366.4
                        1997            901.5
                        1998            668.4
                        1999            459.1
                        2000            204.3
                        2001             45.0
                     Thereafter         103.5
                        Total        $2,748.2

5. In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The Company believes there will be no material impact on its results of operations or financial position upon adoption of this accounting standard. The Company will adopt this accounting standard on January 1, 1997, as required.


Item 2. Management's Discussion and Analysis of Financial
Condition and
        Results of Operations

A.  Consolidated Results of Operations

    Three Months Ended September 30, 1996 vs. Three Months
Ended
    September 30, 1995

    Total revenues for the third quarter of 1996 were $175.3 million, a 9% increase over 1995 third quarter revenues of $160.5 million. The increase in revenues resulted primarily from increased financing volume. The portfolio value increased to $6,293.7 million at September 30, 1996 from $5,412.2 million at September 30, 1995.

    The Company financed new retail business transactions totaling $833.7 million during the third quarter of 1996 compared with $778.5 million during the third quarter of 1995. The increase was the result of financing a higher volume and increased percentage of Caterpillar product deliveries. Wholesale financing activity during the third quarter of 1996 was $643.5 million, compared with $483.3 million for the third quarter of 1995. The increase was primarily due to a higher volume of Caterpillar dealer rental fleet financing in North America.

    The annualized interest rate on finance receivables (computed by dividing annualized finance income by the average monthly finance receivable balances, net of unearned income) was 8.8% for the third quarter of 1996 compared with 9.3% for the third quarter of 1995. Tax benefits associated with governmental lease purchase contracts and tax-oriented leases are not reflected in such annualized interest rates.

    Other income of $11.2 million for the third quarter of 1996 included servicing and other securitization-related income, fees, and other miscellaneous income. The decrease of $3.0 million in other income during the third quarter of 1996, as compared with the same period in 1995, was primarily due to a $4.1 million gain on $459.1 million of installment sale contract receivables sold in the third quarter of 1995 versus a $.5 million gain on a $100.0 million increase to the pool of wholesale receivables sold
(see Capital Resources and Liquidity) in the third quarter of 1996.

    Third quarter interest expense of $82.7 million was $1.1 million higher than 1995 third quarter interest expense due to increased borrowings to support the larger portfolio, substantially offset by lower borrowing rates. The average cost of borrowed funds was 6.0% for the third quarter of 1996 compared with 6.6% for the third quarter of 1995.

    Depreciation expense increased from $20.1 million for the third quarter of 1995 to $30.5 million for the third quarter of 1996 due to a third-quarter 1995 decrease resulting from reclassification of certain contracts from operating to finance leases and a third-quarter 1996 increase in new operating lease business.

    General, operating, and administrative expenses increased $4.6 million during the third quarter of 1996 compared with the same period last year, primarily due to staff-related and other expenses required to increase new business and service the larger managed portfolio. The
Company's full-time employment increased from 448 at September 30, 1995 to 571 at September 30, 1996.

    Provision for credit losses decreased from $10.8 million during the third quarter of 1995 to $8.3 million during the third quarter of 1996, reflecting a higher provision taken during the third quarter of 1995. Receivables, net of recoveries, of $4.5 million were written off against the allowance for credit losses during the third quarter of 1996, compared with $2.6 million during the third quarter of 1995. Receivables past due over 30 days were 1.8% of total receivables at September 30, 1996, compared with 2.2% at September 30, 1995. The allowance for credit losses will continue to be monitored to provide for an amount which, in management's judgment, is adequate to cover uncollectible receivables after considering the value of any collateral. At September 30, 1996, the allowance for credit losses was $68.4 million which was 1.2% of finance receivables, net of unearned income (1.4% excluding wholesale receivables), compared with $55.5 million and 1.1% (1.4% excluding wholesale receivables) at September 30, 1995, respectively.

    The effective income tax rate for the third quarter of 1996 was 34% compared with 37% for the third quarter of 1995. The decrease was primarily due to offsetting income for European subsidiaries with prior years' start-up losses.

    Net income for the third quarter of 1996 was $22.1 million, $1.6 million above 1995 third quarter net income of $20.5 million. The increase resulted primarily from a larger portfolio, partially offset by a decrease in gain on sale of receivables.

    Nine Months Ended September 30, 1996 vs. Nine Months
Ended
    September 30, 1995

    Total revenues for the first nine months of 1996 were $495.6 million, a 9% increase over the revenues for the first nine months of 1995 of $456.5 million. The increase in revenues resulted primarily from increased financing volume. Also, see the changes in Other income described below.

    The Company financed new retail business transactions totaling $2,540.7 million during the first nine months of 1996 compared with $2,118.0 million during the first nine months of 1995. The increase was the result of financing a higher volume and increased percentage of Caterpillar product deliveries. Wholesale financing activity during the first nine months of 1996 was $1,769.7 million compared with $1,799.4 million for the first nine months of 1995.

    The annualized interest rate on finance receivables (computed by dividing annualized finance income by the average monthly finance receivable balances, net of unearned income) was 8.8% for the first nine months of 1996 compared with 9.1% for the first nine months of 1995. Tax benefits associated with governmental lease purchase contracts and tax-oriented leases are not reflected in such annualized interest rates.

    Other income of $34.5 million for the first nine months of 1996 included servicing and other securitization-related income, fees, gains on sales of receivables, and other miscellaneous income. The decrease of $7.9 million during the first nine months of 1996, as compared with the same period in 1995, resulted primarily from recording gains of $10.9 million in the first half of 1995 on interest rate caps written by the Company, partially offset by an increase of $5.1 million in servicing and other securitization-related income.

    Interest expense for the first nine months of 1996 was $232.3 million, $10.6 million higher than the first nine months of 1995 due to increased borrowings to support the larger portfolio, partially offset by lower borrowing rates, as the average cost of borrowed funds was 6.1% for the first nine months of 1996 compared with 6.7% in 1995.

    Depreciation expense increased from $74.4 million for the first nine months of 1995 to $88.3 million for the first nine months of 1996 due to new operating lease business and a third-quarter 1995 decrease resulting from reclassification of certain contracts from operating to finance leases.

    General, operating, and administrative expenses for the first nine months of 1996 increased $13.3 million over the same period last year, primarily due to staff-related and other expenses required to increase new business and service the larger managed portfolio.

    Provision for credit losses during the first nine months of 1996 decreased from $27.2 million in the first nine months of 1995 to $25.5 million in the first nine months of 1996. This decrease reflected a higher provision taken during 1995, partially offset by increased levels of new retail business. Receivables, net of recoveries, of $10.6 million were written off against the allowance for credit losses during the first nine months of 1996 compared with $19.2 million during the first nine months of 1995. The decreased write-offs were primarily attributable to recognizing a loss with one customer in the fishing industry during the second quarter of 1995.

    The effective income tax rate for the first nine months of 1996 was 36% compared with 38% for the first nine months of 1995. The decrease was primarily due to offsetting income for European subsidiaries with prior years' start-up losses.

    Net income for the first nine months of 1996 was $58.5 million compared with $53.8 million in the first nine months of 1995. The increase resulted primarily from a larger portfolio, partially offset by a $6.8 million mark-to-market after tax gain in the first half of 1995 for interest rate caps written by the Company.

B.  Capital Resources and Liquidity

    The Company's operations during the third quarter of 1996 were primarily funded with a combination of commercial paper, proceeds from sale of receivables, medium-term notes, bank borrowings, retained earnings, and additional equity capital of $20.0 million invested by Caterpillar. The ratio of debt to equity at September 30, 1996 was 8.1 to 1 compared with 7.7 to 1 at December 31, 1995.

    Total debt outstanding as of September 30, 1996 was $5,196.2 million, an increase of $1,016.0 million over that at December 31, 1995, and was primarily comprised of $2,671.1 million of medium-term notes, $2,180.6 million of commercial paper, and $239.7 million of bank borrowings.
The increase in debt and the funds provided by operations and by Caterpillar were used to finance the increase in the portfolio.

     In May 1996, $371.9 million of the Company's installment sale contracts were securitized and in September 1996 the Company's private-placement, revolving, asset-backed securitization of wholesale receivables was increased from $300.0 million to $400.0 million. The proceeds from these securitizations were used to reduce debt. The Company recognized a $3.1 million pre-tax gain on the second-quarter transaction and a $.5 million pre-tax gain on the third-quarter transaction and will receive fees in future periods for servicing these sold receivables.

     The net amount of sold receivables serviced by the Company was $981.3 million at September 30, 1996 which consisted of $400.0 million of wholesale receivables, under a revolving asset-backed securitization agreement, and $581.3 million of installment sale contracts.

    At September 30, 1996, the Company had available a total of $866.3 million of short-term credit lines which expire at various dates through the third quarter 1997, and a $29.4 million long-term credit line which expires May 1999. These credit lines are with a number of banks and are considered support for the Company's outstanding commercial paper and commercial paper guarantees and utilized for bank borrowings. At September 30, 1996, there were $239.7 million of these lines utilized for bank borrowings in Europe and Mexico.

    The Company also participates with Caterpillar in two syndicated revolving credit facilities aggregating $2.3 billion, consisting of a $1.4 billion five-year facility and a $.9 billion 364-day revolving facility. The Company's allocation is $1,840.0 million, consisting of a $1,120.0 million five-year revolving credit and a $720.0 million 364-day revolving credit. The Company has the ability to request a change in its allocation to maintain the required amount of support for the Company's outstanding commercial paper and commercial paper guarantees. These facilities provide for borrowings at interest rates which vary according to LIBOR or money market rates. At September 30, 1996, there were no borrowings under these facilities. Effective October 7, 1996, the debt to equity ratio covenant was amended to maintain a ratio of not greater than 8.5 to 1, previously 8.25 to 1, on a six month moving average basis. The debt to equity ratio of 8.0 to 1 on each December 31 remains the same.

     The Company also has a USD one billion five year revolving credit facility in the United Kingdom to support its USD one billion Euro-commercial paper program (both increased effective August 9, 1996 - previously $.5 billion each).  The commercial paper is issued by Caterpillar
International Finance plc, an Irish subsidiary of the Company, with the guarantee of the Company. Proceeds from the issuance of commercial paper have been used to replace bank borrowings of certain of the Company's subsidiaries.
At September 30, 1996, there were no borrowings under this facility.

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

    As of September 30, 1996, the Company had outstanding interest rate swap contracts with notional amounts totaling $1,869.0 million, all of which are either designated as hedges of specific debt issuances or of commercial paper. These swap agreements have terms generally ranging up to five years, which effectively change $1,400.9 million of floating rate debt to fixed rate debt, $189.0 million of fixed rate debt to floating rate debt, and $279.1 million of floating rate debt to floating rate debt having different characteristics. The interest rate swaps designated to commercial paper provide the ability to obtain fixed rate term debt utilizing short-term debt markets. The Company also had a swap having a future effective date with a notional amount of $3.0 million, which will effectively change $3.0 million of fixed rate debt to floating rate debt. The effective date of the future dated swap is 1998, and the term of this swap is ten months.

    The Company had no outstanding forward rate agreements at the end of the third quarter of 1996.

    The Company has forward exchange contracts to hedge its U.S. dollar denominated obligations in Spain, its U.S.
dollar denominated customer receivables in Australia, and its foreign denominated short-term intercompany loans receivable against currency fluctuations. These contracts have terms generally ranging up to three months and do not subject the Company to risk due to exchange rate movements, because the gains and losses on the contracts offset the losses and gains on the items being hedged. At September
30, 1996, the Company had forward exchange contracts totaling $581.2 million, of which $2.7 million were with Caterpillar.

    To supplement external debt financing sources, the Company has variable amount lending agreements with Caterpillar. Under these agreements, which may be amended from time to time, the Company may borrow up to $739.6 million from Caterpillar, and Caterpillar may borrow up to $239.6 million from the Company. All of the variable amount lending agreements are effective for indefinite terms and may be terminated by either party upon 30 days' notice. At September 30, 1996 and December 31, 1995, the Company had borrowings with Caterpillar totaling $333.5 million and $475.5 million, respectively, but had no loans receivable under these agreements. At September 30, 1995, the Company had no outstanding borrowings or loans receivable under these agreements.

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



         Caterpillar Financial Services Corporation
                        (Registrant)






Date:  October 28, 1996  By:       /s/K.C. Springer
                                  K.C. Springer, Controller and
                                  Principal Accounting Officer





Date:  October 28, 1996       By:       /s/J.S. Beard
                                  J.S. Beard, President