Form 10-K
period 1996-12-31
CATERPILLAR FINANCIAL SERVICES CORP
filed 1997-02-27
CIK 764764

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-K

(Mark One)
[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1996 Commission File No. 0-13295

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

      Title of each class                     Exchange
    7.28% Notes due January 1998       New York Stock Exchange
    6.19% Notes due April 2000         New York Stock Exchange


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

     At December 31, 1996, there was one share of common stock of the Registrant outstanding, which is owned by Caterpillar Inc.

     The Registrant complies with the conditions set forth in General Instruction (J)(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

                  Documents Incorporated by Reference
1996                               None



PART I.

Item 1.  Business

General

     Caterpillar Financial Services Corporation (the "Company") is a wholly owned finance subsidiary of Caterpillar Inc. ("Caterpillar"). The Company and its subsidiaries are principally engaged in the business of financing sales and leases of Caterpillar products and non-competitive related equipment through Caterpillar dealers and are also engaged in extending loans to Caterpillar customers and dealers around the world. Unless the context otherwise requires, the term "Company" includes subsidiary companies.

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

     The following types of retail financing plans are currently offered:

               Installment sale contracts. The Company finances retail sales of equipment under installment sale contracts with terms generally from one to six years. Such contracts may be entered into (i) by dealers with their customers and assigned to the Company, or (ii) by the Company directly with equipment users.

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

               Non-tax (financing) leases. Under these leases, the lessee is considered to be the owner of the equipment for tax and financial accounting purposes during the term of the lease (generally from one to seven years). For financial accounting purposes, these leases are classified as financing leases. The lessee customarily has a fixed price purchase option exercisable upon expiration of the lease term or will be required to purchase the equipment at the end of the lease term.

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

     The Company also provides wholesale financing of Caterpillar dealer rental fleets and inventory. The product being financed is required to be fully insured against physical damage. The amount of credit extended by the Company for each machine is generally limited to the invoice price of the new equipment. Maturities for inventory financing generally range from one to six months. The stated maturity of rental fleet financings is generally 36 months, however, the Company's experience has been that most terminate within six months.

     The percentages of the total value of the Company's portfolio represented by these financing plans at December 31 of the past three years were as follows:


                                  1996        1995       1994
Retail Financing:
    Non-tax (financing)           26%         22%         20%
leases
    Installment sale              20%         20%         23%
contracts
    Tax-oriented leases           19%         20%         19%
    Customer loans                19%         19%         18%
    Dealer loans                   6%          6%         6%
    Government lease-purchase      3%          3%         3%
contracts
Wholesale Financing:               7%         10%         11%

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

     The Company provides financing only when acceptable credit standards and criteria are met. Decisions regarding credit applications are based upon the customer's credit history and financial strength, the intended use of the equipment being financed, and other considerations. In general, the Company obtains a security interest in the equipment under retail financing. Additionally, approximately eight percent of the total value of the Company's portfolio (excluding loans to dealers) includes recourse to a dealer.

     Management closely monitors past due accounts and regularly evaluates the collectibility of receivable balances. The Company maintains an allowance for credit losses which it believes is sufficient to cover uncollectible accounts. Once it has been determined by management that it is probable that a portion of the receivable is not considered to be collectible, Company policy is to write off against such allowance that portion of the outstanding receivable which is estimated to not be recoverable. Management believes the allowance for credit losses at December 31, 1996 is sufficient to provide for any losses which may be sustained on outstanding receivables. For more information on receivables and the allowance for credit losses, see Note 2 of the Notes to the Consolidated Financial Statements.

     The following table summarizes the Company's delinquency experience showing past-due receivables as a percentage of total receivables:

                       Delinquency Experience
                                                        December 31,

                                            1996    1995   1994
     Past due 31 to 60 days                 0.7%    0.6%   0.5%
     Past due over 60 days                  1.4%    1.4%   1.7%

     At December 31, 1996, the largest single customer (non-dealer) account represented 1.2% of the Company's portfolio and the five largest such customer (non-dealer) accounts represented 5.2% of the portfolio. With respect to dealer financing, at December 31, 1996, the largest single dealer account represented 2.0% of the Company's portfolio and the five largest such dealer accounts collectively represented 6.8% of the portfolio. In the opinion of the Company, the loss of the business represented by any one of these accounts would not have a material adverse effect on the Company's overall business.

Relationship with Caterpillar

     Caterpillar provides the Company with certain operational and financial support which is integral to the conduct of the Company's business. The employees of the Company are covered by various benefit plans, including pension/post-retirement plans, administered by Caterpillar. The Company reimburses Caterpillar for these and certain other corporate services. For more information on payments for services, see Note 10 of the Notes to the Consolidated Financial Statements.

     The Company, in conjunction with Caterpillar and its subsidiaries, offers below-market-rate financing to customers under certain merchandising programs. Caterpillar, at the outset of the transaction, remits to the Company an amount equal to the present value of the interest differential which is recognized as income over the term of the contracts. For more information on the interest differential payments, see Note 10 of the Notes to the Consolidated Financial Statements.

     The Company has agreements with a subsidiary of Caterpillar to purchase, at a discount, some or all of this subsidiary's receivables generated by sales of products to certain Caterpillar dealers in Europe. These wholesale receivable purchases in 1996, 1995, and 1994 totaled $397.3 million, $330.7 million, and $190.9 million, respectively.

     Through December 31, 1996, Caterpillar had invested a total of $345.0 million in the equity of the Company. The Company and Caterpillar also have an agreement (the "Support Agreement") which provides, among other things, that Caterpillar will (i) remain, directly or indirectly, the sole owner of the Company, (ii) ensure that the Company maintains a tangible net worth of at least $20.0 million, (iii) permit the Company to use (and the Company is required to use) the name "Caterpillar" in the conduct of its business, and
(iv) ensure that the Company maintains a ratio of earnings and interest expense (as defined) to interest expense of not less than
1.15 to 1. The Support Agreement provides that it may be modified, amended, or terminated by either party. However, no such modification or amendment, which adversely affects the holders of any debt outstanding at the execution thereof, is binding on or in any manner becomes effective with respect to (i) any then outstanding commercial paper, or (ii) any other debt then outstanding unless such modification or amendment is approved in writing by the holders of 66-2/3% of the aggregate principal amount of such other debt. The obligations of Caterpillar under the Support Agreement are to the Company only and are not directly enforceable by any creditor of the Company, nor do such obligations constitute a guarantee by Caterpillar of the payment of any debt or obligation of the Company.

     To supplement external debt financing sources, the Company has variable amount lending agreements with Caterpillar (including two of its subsidiaries). Under these agreements, which may be amended from time to time, the Company may borrow up to $739.8 million from Caterpillar, and Caterpillar may borrow up to $239.8 million from the Company. All of the variable amount lending agreements are effective for indefinite terms and may be terminated by either party upon 30 days notice. At December 31, 1996 and 1995, the Company had borrowings with Caterpillar totaling $150.0 million and $475.5 million respectively,(see Note 6 of the Notes to the Consolidated Financial Statements), but had no loans receivable under these agreements. At December 31, 1994, the Company had no outstanding borrowings or loans receivable under these agreements.

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

Item 2.  Properties

     At December 31, 1996, the Company's principal executive offices were located at 3322 West End Avenue, Nashville, Tennessee. The Company had additional offices in or near Phoenix, Arizona; Dallas, Texas; Atlanta, Georgia; Baltimore, Maryland; Chicago, Illinois; Las Vegas, Nevada; Nashville, Tennessee; Melbourne, Australia; Calgary, Alberta; Toronto, Ontario; Munich, Germany; Leipzig, Germany; Stockholm, Sweden; Oslo, Norway; Copenhagen, Denmark; Paris, France; London, England; Madrid, Spain; Lisbon, Portugal; Mexico City, Mexico; Dublin, Ireland; Singapore; and Santiago, Chile. All offices are leased, with the exception of the Mexico City office which was purchased in 1996. For more information on leases, see Note 11 of the Notes to the Consolidated Financial Statements.

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

     New retail financing during 1996 totaled $3,619.2 million, a 20% increase over the $3,024.0 million financed in 1995 and a 66% increase over the $2,183.4 million financed in 1994. These increases were primarily the result of financing an increased percentage of dealer deliveries of Caterpillar product assisted by an increase in use of below-market-rate merchandising programs. Wholesale financing activity during 1996 was $2,191.5 million, a 7% increase over the $2,054.4 million financed in 1995, and a 167% increase over the $821.5 million financed in 1994. The significant increase over 1994 was due to expansion of the Caterpillar dealer rental fleet financing program in North America which was introduced as a pilot program in 1994.

     Revenues from operations in the United States were more than 74% of total revenues in 1996, 1995, and 1994. Net income from operations in the United States was more than 79%, 89%, and 97% of total net income in 1996, 1995, and 1994, respectively. For more geographic segment information, see Note 12 of the Notes to the Consolidated Financial Statements.

     Past due percentages increased only slightly in 1996. The allowance for credit losses will continue to be monitored to provide for an amount which, in management's judgment, will be adequate to cover uncollectible receivables after considering the value of any collateral.

     For more information on the composition of the Company's portfolio by financing plan, see "Item 1. Business."

1996 Compared With 1995

     Total revenues for 1996 were $678.0 million, an 11% increase over 1995 revenues of $611.8 million. The increase in revenues resulted primarily from increased financing volume (the portfolio value increased to $6,212.3 million at December 31, 1996 from $5,288.3 million at December 31, 1995), partially offset by the decrease in Other income described below.

     The annualized interest rate on finance receivables (computed by dividing annualized finance income by the average monthly finance receivable balances, net of unearned income) was 8.9% for 1996 compared with 9.2% for 1995. Tax benefits associated with governmental lease purchase contracts and tax-oriented leases are not reflected in such annualized interest rates.

     Other income of $46.5 million for 1996 included servicing and other securitization-related income, fees, gains on sales of receivables, and other miscellaneous income. The decrease of $6.4 million for 1996 resulted primarily from recording gains of $10.9 million in the first half of 1995 on interest rate caps written by the Company, partially offset by an increase of $6.3 million in servicing and other securitization-related income.

     Interest expense for 1996 was $315.4 million, $17.0 million higher than 1995 due to increased borrowings to support the larger portfolio, substantially offset by lower borrowing rates, as the average cost of borrowed funds was 6.0% in 1996 compared with 6.6% in 1995.

     Depreciation expense increased from $101.2 million in 1995 to $121.0 million in 1996 due to new operating lease business.

     General, operating, and administrative expenses increased $20.9 million over 1995 primarily due to staff-related and other expenses required to increase new business and service the larger managed portfolio. The Company's full-time employment increased from 461 at the end of 1995 to 576 at December 31, 1996.

     Provision for credit losses decreased from $42.8 million in 1995 to $41.3 million in 1996. Receivables, net of recoveries, of $20.6 million were written off against the allowance for credit losses during 1996 compared with $33.2 million during 1995. The decreased write-offs were primarily attributable to a loss with one customer in 1995. Receivables past due over 30 days were 2.1% of total receivables at December 31, 1996 compared with 2.0% at December 31, 1995. The allowance for credit losses will continue to be monitored to provide for an amount which, in management's judgment, is adequate to cover uncollectible receivables after considering the value of any collateral. At December 31, 1996, the allowance for credit losses was $74.4 million which was 1.3% of finance receivables, net of unearned income (1.4% excluding wholesale receivables), compared with $57.0 million and 1.2% (1.3% excluding wholesale receivables), respectively, at December 31, 1995.

     The effective income tax rate for 1996 was 35% compared with 37% for 1995. For more information on this change, see Note 8 of the Notes to the Consolidated Financial Statements.

     Net income in 1996 was $75.6 million, compared with $65.2 million in 1995. The increase resulted primarily from a larger portfolio and improving results from operations outside the United States, partially offset by a $6.8 million mark-to-market after tax gain in the first half of 1995 for interest rate caps written by the Company.


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

     Other income of $52.9 million for 1995 included servicing and other securitization-related income, fees, gains on sales of equipment returned from lease, gains on sales of receivables, and other miscellaneous income. The increase of $30.6 million for 1995 was primarily due to recording gains of $10.9 million in the first half of 1995 on interest rate caps written by the Company (versus losses in 1994 reflected in Other expense), an increase in servicing and residual income earned on assets securitized by the Company of $10.4 million, and an increase in gains on sales of receivables of $5.3 million.

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

     Provision for credit losses increased from $23.2 million in 1994 to $42.8 million in 1995. Receivables, net of recoveries, of $33.2 million were written off against the allowance for credit losses during 1995 compared with $13.2 million during 1994. The increased write-offs were primarily attributable to one customer in the fishing industry. Receivables past due over 30 days decreased slightly to 2.0% of total receivables at December 31, 1995 compared with 2.2% at December 31, 1994. At December 31, 1995, the allowance for credit losses was $57.0 million which was 1.2% of finance receivables, net of unearned income(1.3% excluding wholesale receivables), compared with $49.5 million and 1.2% (1.4% excluding wholesale receivables), respectively, at December 31, 1994.

      Other expense decreased $15.5 million compared with 1994 which was unusually high due to the mark-to-market loss on written interest rate caps and swaptions recorded in 1994.

     The effective income tax rate for 1995 was 37% compared with 38% for 1994. See Note 8 of the Notes to the Consolidated Financial
Statements.

     Net income in 1995 was $65.2 million, compared with $32.2 million in 1994. The increase in net income resulted primarily from the increase in financing volume, recording gains in 1995 versus losses in 1994 on interest rate caps written by the Company (terminated in the second quarter of 1995), an increase in servicing and other securitization-related income, and an increase in gains on sales of receivables. The increase in income was partially offset by a higher provision for credit losses.


Capital Resources and Liquidity

     The Company's operations during the year were primarily funded with a combination of commercial paper, proceeds from sales (via securitizations) of receivables, medium-term notes, bank borrowings, retained earnings, and additional equity capital of $20.0 million invested by Caterpillar.

     The Company securitized $371.9 million of its installment sale contracts in May 1996. The Company's private-placement, revolving, asset-backed securitization of wholesale receivables was increased from $300.0 million to $400.0 million in September 1996, and from $400.0 million to $500.0 million in November 1996. The proceeds from these securitizations were used to reduce debt. The Company recognized a $3.1 million pre-tax gain on the May transaction, a $1.1 million total pre-tax gain on the September/November transactions, and will receive fees in future periods for servicing the sold receivables.

     The net amount of sold receivables serviced by the Company was $1,009.0 million at December 31, 1996, which consisted of $500.0 million of wholesale receivables, under a revolving asset-backed securitization agreement, and $509.0 million of installment sale contracts.

     Total debt outstanding as of December 31, 1996, was $5,432.4 million, an increase of $776.7 million over that at December 31, 1995 and was primarily comprised of $2,538.6 million of medium-term notes, $2,382.1 million of commercial paper, and $257.2 million of bank borrowings. Interest rate swaps were contracted in the United States, Australia, Canada, and Europe to hedge against interest rate fluctuations. See Note 6 of the Notes to the Consolidated Financial Statements for more information on debt and swaps.

     At December 31, 1996, the Company had available, from a number of banks, a total of $902.5 million of short-term credit lines which expire at various dates in 1997 and a $29.2 million long-term credit line which expires May 1999. These credit lines support the Company's outstanding commercial paper and commercial paper guarantees and are utilized for bank borrowings. At December 31, 1996, there were $257.2 million of these lines utilized for bank borrowings in Europe and Mexico.

    The Company also participates with Caterpillar in two syndicated revolving credit facilities aggregating $2.8 billion, consisting of a $1.7 billion five-year facility and a $1.1 billion 364-day revolving facility. The Company's allocation is $1,840.0 million, consisting of a $1,120.0 million five-year revolving credit and a $720.0 million 364-day revolving credit. The Company has the ability to request a change in its allocation to maintain the required amount of support for the Company's outstanding commercial paper and commercial paper guarantees. These facilities provide for borrowings at interest rates which vary according to LIBOR or money market rates. At December 31, 1996, there were no borrowings under these facilities.

     The Company has a $1.0 billion five year revolving credit facility in the United Kingdom to support its $1.0 billion Euro-commercial paper program (both were increased from $.5 billion effective August 9, 1996). The commercial paper is issued by Caterpillar International Finance plc, an Irish subsidiary of the Company, with the guarantee of the Company. Proceeds from the issuance of commercial paper have been used to replace bank borrowings of certain of the Company's subsidiaries. At December 31, 1996, there were no borrowings under this facility.

     The revolving credit facilities require the Company to maintain its consolidated ratio of profit before taxes plus fixed charges to fixed charges at no less than 1.15 to 1 for each quarter, and the Company's total debt to total stockholder's equity, as defined by the agreements, may not exceed 8.0 to 1 at year-end (8.5 to 1 moving six month average at other than year end effective October 7, 1996); and the Company's tangible net worth must be at least $20.0 million. At December 31, 1996, the Company was in compliance with these requirements.

     The Company's funding requirements were met primarily through the sale of commercial paper and medium-term notes and through bank borrowings. During 1996, the average outstanding commercial paper balance, net of discount, was $1,813.2 million at an average interest rate of 5.5%. At December 31, 1996, the face value of commercial paper outstanding was $2,400.0 million. During 1996, $456.8 million of fixed-rate medium-term notes were sold at an average interest rate of 6.7%, and $582.5 million of floating rate medium-term notes were sold at rates primarily indexed to LIBOR. Medium-term notes outstanding at December 31, 1996 were $2,538.6 million. During the year, the average outstanding bank borrowings were $391.4 million at an average interest rate of 4.4%.

     Through the course of normal business, the Company is exposed to market risk from fluctuations in interest rates and foreign currency exchange rates. To manage these exposures, the Company uses interest rate and currency derivative financial instruments. The Company does not use any of these instruments for trading purposes.

     Interest rate swap agreements are used to manage the risk due to fluctuations in interest rates. These agreements reduce the risk of deteriorating margins between interest-earning assets and interest-bearing liabilities and allow the Company to gain competitive and economic advantages by minimizing funding costs regardless of the direction interest rates move. Notional amounts of interest rate swap agreements totaled $1,868.8 million.

      Foreign exchange contracts are used to minimize the risk associated with fluctuations in exchange rates. The Company has forward exchange contracts to hedge its U.S. dollar denominated obligations in Spain, its U.S. dollar denominated positions in Australia, and its foreign currency denominated short-term intercompany loans receivable against currency fluctuations. The Company only enters into foreign currency related derivative instruments to neutralize risk - not as speculative instruments. These contracts have terms generally ranging up to three months. At December 31, 1996, the Company had forward exchange contracts totaling $632.4 million, of which $2.3 million were with Caterpillar.

     The exchange gains/losses associated with exposure for net investments in foreign subsidiaries are not hedged and are reflected in "Foreign currency translation adjustment" (see Note 1H of the Notes to the Consolidated Financial Statements).

     Equity capital at the end of 1996 was $695.3 million, an increase of $92.0 million during the year. This increase included $75.6 million of retained earnings from operations and $20.0 million of additional equity investment made by Caterpillar. The increase in debt and the funds provided by operations and by Caterpillar were used to finance the increase in the portfolio. The ratio of debt to equity at December 31, 1996 was 7.8 to 1, compared with 7.7 to 1 for 1995 and 1994. Included in the debt to equity ratio are short-term borrowings from Caterpillar.


New Accounting Standards

     See Note 1 J of the Notes to the Consolidated Financial
Statements.

Item 8.  Financial Statements and Supplementary Data

     The information required by Item 8 is included as a part of this report on pages 15 through 29.


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

          Information for Item 13 is not required.  See General
Instruction J.

PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

     (a)  The following documents are filed as part of this report:

          1.  Financial Statements

                  Report of Independent Accountants
                         Consolidated Statement of Financial Position
               at
                           December 31, 1996, 1995, and 1994
                         Consolidated Statement of Income and
               Retained Earnings for      the Years Ended December
               31, 1996, 1995, and 1994
                         Consolidated Statement of Cash Flows for the
               Years Ended        December 31, 1996, 1995, and 1994
               Notes to Consolidated Financial Statements

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

                    4.4 Third Supplemental Indenture, dated as of October 2, 1989, amending the Indenture dated as of April 15, 1985, between the Company and Morgan Guaranty Trust Company of New York, as Trustee (incorporated by reference from Exhibit 4.3 to the Company's Current Report on Form 8-K, dated
                         October 16, 1989, Commission File No. 0-
               13295).

                    4.5 Fourth Supplemental Indenture, dated as of October 1, 1990, amending the Indenture dated April 15, 1985, between the Company and Morgan Guaranty Trust Company of New York, as Trustee (incorporated by reference from Exhibit 4.3 to the Company's Current Report on Form 8-K, dated
                         October 29, 1990, Commission File No. 0-
               13295).

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

           4.8 First Amendment to the Support Agreement dated June 14, 1995 between the Company and Caterpillar (incorporated by reference from Exhibit 4 to the Company's Current Report on Form 8-K dated June 14, 1995, Commission File No 0-13295).


                   10.1 Tax Sharing Agreement, dated as of June 21, 1984, between the Company and Caterpillar
               (incorporated by reference from Exhibit 10.3 to the Company's Form 10, as amended, Commission File No. 0-13295).

          12 Statement Setting Forth Computation of Ratio of Profit to Fixed Charges.

                         (The ratios of profit to fixed charges for
               the years ending December 31, 1996, 1995, and 1994 were 1.36, 1.34, and 1.23, respectively.)

          23   Consent of Independent Accountants.
                             Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Caterpillar Financial Services
Corporation
                                             (Registrant)



Dated:  February 27, 1997              By:          /s/ Paul J. Gaeto
Paul J. Gaeto, Secretary


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

    Date                       Signature                      Title

February 27, 1997        /s/ James S. Beard            President,
Director and
                       (James S. Beard)        Principal Executive
                                                 Officer


February 27, 1997        /S/ James R. English     Executive Vice
President
                       (James R. English)           and Director



February 27, 1997        /s/ James W. Owens            Director
                       (James W. Owens)



February 27, 1997   /s/ Kenneth C. Springer       Controller and
Principal
                       (Kenneth C. Springer)   Accounting Officer



February 27, 1997        /s/ Edward J. Scott           Treasurer and
Principal
                       (Edward J. Scott)            Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholder of Caterpillar Financial Services Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 10 present fairly, in all material respects, the financial position of Caterpillar Financial Services Corporation and its subsidiaries at December 31, 1996, 1995, and 1994, and the results of their operations and their cash flows for each of the three years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PRICE WATERHOUSE LLP

New York, New York
January 21, 1997
             CATERPILLAR FINANCIAL SERVICES CORPORATION

            CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                        (Millions of dollars)

                                                       December 31,

                                       1996       1995        1994

Assets:
  Cash and cash equivalents                 $          $           $
                                         27.0       43.6        16.3
  Finance receivables (Notes 2, 3,
and 5):
    Wholesale notes receivable          465.1      538.3       516.0
    Retail notes receivable           1,535.9    1,382.1     1,105.9
    Investment in finance             4,352.5    3,471.7     2,831.4
receivables
                                      6,353.5    5,392.1     4,453.3

    Less: Unearned income               604.3      515.6       415.5
          Allowance for credit           74.4       57.0        49.5
losses
                                      5,674.8    4,819.5     3,988.3

  Equipment on operating leases,
    less accumulated depreciation       511.0      437.3       425.0
(Note 4)
  Deferred income taxes (Note 8)          2.9          -           -
  Other assets                          148.5      121.7        81.6
Total assets                          $6,364.    $5,422.     $4,511.
                                            2          1           2


Liabilities and stockholder's
equity:
  Payable to dealers and others             $          $           $
                                         88.1       51.0        42.9
  Payable to Caterpillar Inc. -         150.0      475.5           -
Borrowings
    (Note 10)
  Payable to Caterpillar Inc. -           3.1        5.1         3.2
Other
    (Note 10)
  Accrued interest payable               39.2       39.2        37.8
  Income taxes payable (Note 8)          40.4       18.5        21.6
  Other liabilities                      23.5        4.5        25.5
  Short-term borrowings (Note 6)      2,678.9    1,453.1     1,383.1
  Current maturities of long-term     1,057.8    1,105.8       807.6
debt
    (Note 6)
  Long-term debt (Note 6)             1,545.7    1,621.3     1,675.7
  Deferred income taxes (Note 8)         42.2       44.8        10.7
Total liabilities                     5,668.9    4,818.8     4,008.1

Commitments and contingent
liabilities
    (Note 7)

  Common stock - $1 par value
    Authorized: 2,000 shares
    Issued and outstanding: one         345.0      325.0       295.0
share
  Retained Earnings                     348.5      272.9       207.7
  Foreign currency translation            1.8        5.4          .4
adjustment
Total stockholder's equity              695.3      603.3       503.1

Total liabilities and stockholder's   $6,364.    $5,422.     $4,511.
equity                                      2          1           2





          (See Notes to Consolidated Financial Statements)
             CATERPILLAR FINANCIAL SERVICES CORPORATION

       CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

                  FOR THE YEARS ENDED DECEMBER 31,
                        (Millions of dollars)

                                       1996       1995        1994
Revenues:
  Wholesale finance income                  $          $           $
                                         47.4       64.2        25.3
  Retail finance income                 427.2      361.1       275.2
  Rental income                         156.9      133.6       124.2
  Other income                           46.5       52.9        22.3
        Total revenues
                                        678.0      611.8       447.0

Expenses:
  Interest (Note 6)                     315.4      298.4       212.1
  Depreciation                          121.0      101.2        94.4
  General, operating, and                82.8       61.9        47.2
administrative
  Provision for credit losses            41.3       42.8        23.2
  Other expense                           1.7        3.8        19.3
        Total expenses                  562.2      508.1       396.2

Income before income taxes and          115.8      103.7        50.8
minority
  interest

Provision for income taxes (Note 8)      40.2       38.5        19.3

Minority interest in losses of              -          -          .7
subsidiary

        Net income                       75.6       65.2        32.2

Retained earnings - beginning of        272.9      207.7       175.5
year

Retained earnings - end of year             $          $           $
                                        348.5      272.9       207.7

























          (See Notes to Consolidated Financial Statements)
             CATERPILLAR FINANCIAL SERVICES CORPORATION

                CONSOLIDATED STATEMENT OF CASH FLOWS

                  FOR THE YEARS ENDED DECEMBER 31,
                        (Millions of dollars)


                                       1996       1995        1994
Cash flows from operating
activities:
  Net income                          $  75.6    $  65.2     $  32.2
  Adjustments for non-cash items:
    Depreciation                        121.0      101.2        94.4
    Provision for credit losses          41.3       42.8        23.2
    Mark-to-market adjustment               -     (10.9)        18.0
    Other                               (6.3)      (1.3)       (6.1)
  Change in assets and liabilities:
    Receivables from customers and      (2.0)     (30.5)      (25.3)
others
    Deferred income taxes               (5.5)       34.2       (3.2)
    Payable to dealers and others        37.1        3.2        27.1
    Payable to Caterpillar Inc. -       (2.0)        1.9        (.7)
Other
    Accrued interest payable                -        1.1         3.6
    Income taxes payable                 21.9      (3.1)      (14.3)
    Other, net                            5.5     (10.7)         1.4
      Net cash provided by operating
      activities                        286.6      193.1       150.3

Cash flows from investing
activities:
  Additions to property and           (264.2)    (209.9)     (186.4)
equipment
  Disposals of equipment                105.4       84.1        73.0
  Additions to finance receivables    (5,801.    (4,868.     (2,934.
                                           5)         6)          2)
  Collections of finance receivables  3,406.5    2,786.8     1,850.2
  Proceeds from sales of receivables  1,424.9    1,261.5       241.4
  Other, net                              2.3        2.4       (1.4)
      Net cash used for investing
      activities                      (1,126.    (943.7)     (957.4)
                                           6)

Cash flows from financing
activities:
  Additional paid-in capital             20.0       30.0        45.0
  Payable to Caterpillar Inc. -       (325.5)      475.5           -
Borrowings
  Proceeds from long-term debt        1,050.0    1,145.0     1,082.0
  Payments on long-term debt          (1,169.    (905.9)     (505.2)
                                           3)
  Short-term borrowings, net          1,244.4       33.2       186.2
      Net cash provided by financing
      activities                        819.6      777.8       808.0

Effect of exchange rate changes on        3.8         .1        (.2)
cash

Net change in cash and cash            (16.6)       27.3          .7
equivalents

Cash and cash equivalents at
beginning
  of year                                43.6       16.3        15.6

Cash and cash equivalents at end of   $  27.0    $  43.6     $  16.3
year






          (See Notes to Consolidated Financial Statements)

             CATERPILLAR FINANCIAL SERVICES CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollar amounts in millions)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Operations and basis of consolidation

     Caterpillar Financial Services Corporation (the "Company") is a wholly owned finance subsidiary of Caterpillar Inc. ("Caterpillar"). The Company provides financing of earthmoving, construction, and materials handling machinery and engines sold by Caterpillar dealers, and turbine engines sold by Solar Turbines Incorporated through offices located in the Americas, Australia, Europe, and Asia. The Company also provides customer and dealer loans for various business purposes.

     The accompanying financial statements include the accounts of Caterpillar Financial Services Corporation and its subsidiaries.

     Certain amounts in the prior period financial statements have been reclassified to conform to the 1996 presentation.

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

     Recognition of income on loans and leases (Finance receivables, which includes notes and operating leases) is suspended when management determines that collection of future income is not probable. Accrual is resumed if the receivable becomes contractually current and collection doubts are removed; previously suspended income is recognized at that time.

C.  Depreciation

     Depreciation on operating leases is recognized using the straight-line method over the lease term. The depreciable basis is the original cost of the equipment less the estimated residual value of the equipment at the end of the lease term. Depreciation on property and equipment, other than equipment on operating leases, that the Company owns, was less than $2.6 million for 1996.

D.  Derivative financial instruments

     The Company uses interest rate and currency derivative financial instruments to manage risks encountered through the normal course of business. The Company does not use any of these instruments for trading purposes. Net interest on the Company's interest rate swap agreements is recorded as either Other assets or Accrued interest payable and recognized as an adjustment to Interest expense. Gains and losses on termination of these agreements are deferred and amortized over the remaining original life of the agreement, unless the underlying debt to which the agreement is designated is disposed of or the hedge is terminated because of a loss of correlation, in which case the gain or loss is recognized immediately in income.

     Deferred amounts relating to foreign exchange contracts are recorded as either Other assets or Other liabilities and the premium/discount is recognized as an adjustment to Interest expense. Exchange gains/losses on these contracts are recorded in General, operating, and administrative expense. Note 6 contains additional information about interest rate and foreign currency derivative contracts.

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

H.  Foreign currency translation

     Assets and liabilities of foreign subsidiaries (the majority use the local currency as their functional currency) are translated at current exchange rates, and the effects of translation adjustments are reported as a separate component of stockholder's equity entitled "Foreign currency translation adjustment."

I.  Use of estimates in the preparation of financial statements

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and disclosure of contingent liabilities. Actual results could differ from those estimates.

J.    New accounting standards

     In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. This statement establishes new criteria for determining whether a transfer of financial assets should be accounted for as a sale or as a secured borrowing. The accounting treatment of such transactions focuses on who controls the transferred assets, and whether or not those assets have been isolated from the transferor and put beyond the reach of creditors. The Company believes there will be no material impact on its results of operations or financial position upon adoption of this accounting standard. The Company adopted this accounting standard on January 1, 1997.

NOTE 2 - RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

     The contractual maturities of outstanding receivables (rental fleet financings of $297.0 million are shown as maturing in 1997 primarily due to the Company's experience that most terminate in six months) at December 31, 1996 were:

              Installment  Financing
Amounts due    Contracts     leases       Notes       Total
     in

    1997         $  586.9    $  860.2    $  867.2    $2,314.3
    1998            401.8       639.9       397.9     1,439.6
    1999            251.0       436.5       283.7       971.2
    2000            124.6       225.1       176.1       525.8
    2001             35.2        96.7       118.3       250.2
 Thereafter           5.4       124.9       157.8       288.1
                  1,404.9     2,383.3     2,001.0     5,789.2
Residual                -       564.3           -       564.3
value

   Total         $1,404.9    $2,947.6    $2,001.0    $6,353.5

     Receivables generally may be repaid or refinanced without penalty prior to contractual maturity. The Company, from time to time, also sells receivables. Accordingly, this presentation should not be regarded as a forecast of future cash collections.

     The average recorded investment in impaired loans and leases (those for which management does not expect to collect all amounts due according to the contractual terms of the agreement) during 1996 was $42.8 million compared with $50.5 million during 1995 and $48.9 million during 1994. The total recorded investment in impaired loans and leases at December 31, 1996 of $33.4 million ($36.8 million at December 31, 1995 and $47.3 million at December 31, 1994) less the fair value of the underlying collateral of $21.4 million ($25.2 million at December 31, 1995 and $32.0 million at December 31, 1994) represents a $12.0 million ($11.6 million for 1995 and $15.3 million for 1994) potential loss on currently impaired loans and leases for which there is a related allowance for credit losses. At December 31, 1996, the recognition of finance income had been suspended on $23.3 million of finance receivables compared with $44.1 million at December 31, 1995 and $46.7 million at December 31, 1994.

     Activity relating to the allowance for credit losses, including the portion related to impaired loans and leases, is shown below:

                                      1996        1995       1994

Balance at beginning of year         $  57.0     $  49.5    $  41.5
Provision for credit losses             41.3        42.8       23.2
Receivables written off, net of       (20.6)      (33.2)     (13.2)
recoveries
Adjustment related to sale of          (3.2)       (2.7)      (3.0)
receivables
Foreign currency translation            (.1)          .6        1.0
adjustment

Balance at end of year               $  74.4     $  57.0    $  49.5


     The Company securitized $371.9 million of its installment sale contracts in May of 1996. The Company's private-placement, revolving, asset-backed securitization of wholesale receivables was increased from $300.0 million to $400.0 million in September 1996 and from $400.0 million to $500.0 million in November 1996. As of December 31, 1996, the Company serviced $1,009.0 million of sold receivables ($500.0 million of wholesale receivables under an asset-backed securitization agreement and $509.0 million of installment sales contracts).

NOTE 3 - INVESTMENT IN FINANCING LEASES

     The components of the Company's net investment in financing leases at December 31 were as follows:

                                       1996       1995       1994

Total minimum lease payments         $2,383.3   $1,857.5   $1,387.2
receivable
Estimated residual value of leased
assets:
   Guaranteed                           162.5      113.3       83.5
   Unguaranteed                         401.8      296.8      208.2
                                      2,947.6    2,267.6    1,678.9
Less:  Unearned Income                  429.8      362.7      264.0

Net investment in financing leases   $2,517.8   $1,904.9   $1,414.9


NOTE 4 - EQUIPMENT ON OPERATING LEASES

     Components of the Company's investment in equipment on operating leases, less accumulated depreciation, at December 31 were as follows:

                                       1996       1995       1994

Equipment on operating leases, at    $  755.4    $ 650.6    $ 607.2
cost
Less:  Accumulated depreciation         244.4      213.3      182.2

Equipment on operating leases, net   $  511.0    $ 437.3    $ 425.0

          At December 31, 1996, scheduled minimum rental payments for operating leases were as follows:

            1997                        $147.
                                            1
            1998                        114.2
            1999                         76.4
            2000                         44.6
            2001                         17.9
            Thereafter                    4.7

            Total                       $404.
                                            9

NOTE 5 - CONCENTRATION OF CREDIT RISK

     The Company's receivables are primarily comprised of receivables under installment sale contracts, receivables arising from leasing transactions, and notes receivable. The Company generally maintains a secured interest in equipment financed, and a substantial portion of its business activity is with customers located within the United States. Receivables from customers in construction-related industries made up approximately one-third of total finance receivables as of December 31, 1996, 1995, and 1994, respectively. However, no single customer or region represents a significant concentration of credit risk.

NOTE 6 - BORROWINGS

Short-Term Borrowings

     Total average short-term borrowings during 1996, 1995, and 1994 were $2,240.3 million, $1,963.4 million, and $1,317.6 million, respectively. The approximate weighted average interest rate on short-term borrowings was 5.3%, 5.8%, and 5.0% during 1996, 1995, and 1994, respectively. Interest paid on external short-term borrowings was $139.7 million in 1996, $121.2 million in 1995, and $89.6 million in 1994. Commercial paper and bank borrowings outstanding at December
31, 1996 generally had maturities not exceeding 90 days with average interest rates of 5.2% and 3.7%, respectively.

     Short-term borrowings at December 31 consisted of the following:

                                      1996       1995       1994

Commercial paper, net                $2,382.          $          $
                                           1      710.3      841.2
Notes payable to banks, net            257.2      712.1      532.0
Other                                   39.6       30.7        9.9

Total                                $2,678.    $1,453.    $1,383.
                                           9          1          1

     At December 31, 1996, the Company had available from a number of banks a total of $902.5 million of short-term credit lines which expire at various dates in 1997 and a $29.2 million long-term credit line which expires May 1999. These credit lines support the Company's outstanding commercial paper and commercial paper guarantees and utilized for bank borrowings. At December 31, 1996, there were $257.2 million of these lines utilized for bank borrowings in Europe and Mexico.

     The Company also participates with Caterpillar in two syndicated revolving credit facilities aggregating $2.8 billion, consisting of a $1.7 billion five-year facility and a $1.1 billion 364-day revolving facility. The Company's allocation is $1,840.0 million, consisting of a $1,120.0 million five-year revolving credit and a $720.0 million 364-day revolving credit. The Company has the ability to request a change in its allocation to maintain the required amount of support for the Company's outstanding commercial paper and commercial paper guarantees. These facilities provide for borrowings at interest rates which vary according to LIBOR or money market rates. At December 31, 1996, there were no borrowings under these facilities.

      The Company also has a $1.0 billion five year revolving credit facility in the United Kingdom to support its $1.0 billion Euro-commercial paper program. The commercial paper is issued by Caterpillar International Finance plc, an Irish subsidiary of the Company, with the guarantee of the Company. Proceeds from the issuance of commercial paper have been used to replace bank borrowings of certain of the Company's subsidiaries. At December 31, 1996, there were no borrowings under this facility.

     The revolving credit facilities require the Company to maintain its consolidated ratio of profit before taxes plus fixed charges to fixed charges at no less than 1.15 to 1 for each quarter, the Company's total debt to total stockholder's equity, as defined by agreement, may not exceed 8.0 to 1 at year-end (8.5 to 1 moving six month average at other than year end effective October 7, 1996); and the Company's tangible net worth must be at least $20.0 million. At December 31, 1996, the Company was in compliance with these requirements.

Long-Term Borrowings

     During 1996, the Company publicly issued $1,039.3 million of medium-term notes, of which $456.8 million were at fixed interest rates and $582.5 million were at floating interest rates primarily indexed to LIBOR. Interest rates on fixed-rate medium-term notes are established by the Company as of the date of issuance. The notes are offered on a continuous basis through agents and have maturities ranging from nine months to 15 years. The weighted average interest rate on all outstanding medium-term notes was 6.5% at December 31, 1996. Interest paid on long-term debt in 1996, 1995, and 1994 was $167.5 million, $174.9 million, and $123.6 million, respectively.

Long-term debt outstanding at December 31, 1996, matures as follows:

             1997                    $1,057.
                                           8
             1998                      667.8
             1999                      498.7
             2000                      285.0
             2001                       44.5
             Thereafter                 49.7

             Total                   $2,603.
                                           5


Derivative Financial Instruments

     Interest rate swap agreements are used to manage the risk due to fluctuations in interest rates and are entered into with major financial institutions. These agreements reduce the risk of deteriorating margins between interest-earning assets and interest-bearing liabilities and allow the Company to gain competitive and economic advantages by minimizing funding costs regardless of the direction interest rates move. The Company and the other party agree to exchange the difference between two interest rates periodically over the life of the agreement.

     The Company had marked to market its sold (written) interest rate cap agreements (with notional amounts totaling $235.7 million as of December 31, 1994) that were terminated in the second quarter of 1995. Gains/losses on these agreements were recorded as adjustments to Other liabilities and Other income/Other expense.

     As of December 31, 1996, the Company had outstanding interest rate swap contracts with notional amounts totaling $1,868.8 million, all of which are either designated as hedges of specific debt issuances or of commercial paper. These swap agreements have terms generally ranging up to five years, which effectively change $1,384.8 million of floating rate debt to fixed rate debt, $135.0 million of fixed rate debt to floating rate debt, and $349.0 million of floating rate debt to floating rate debt having different characteristics.
The interest rate swaps designated to commercial paper provide the ability to obtain fixed rate term debt utilizing short-term debt markets.

     The table below summarizes by notional amounts the activity for each major category of interest rate swap agreements:

                                               Floating
                         Floating   Fixed to      to
                         to Fixed   Floating   Floating      Total

Balance at December 31,  $  850.6    $ 329.1     $ 867.6    $2,047.3
1993
Additions                   363.5       89.0       287.0       739.5
Maturities/amortizations  (220.2)     (95.5)     (240.8)     (556.5)
Terminations                          (18.3)     (421.6)     (494.0)
                           (54.1)
Foreign currency
translation   adjustment     11.5       (.3)           -        11.2

Balance at December 31,     951.3      304.0       492.2     1,747.5
1994
Additions                   419.9       70.0        60.0       549.9
Maturities/amortizations  (282.6)     (63.0)     (245.2)     (590.8)
Terminations                (2.7)          -      (99.6)     (102.3)
Foreign currency
translation   adjustment     15.0          -           -        15.0

Balance at December 31,   1,100.9      311.0       207.4     1,619.3
1995
Additions                   813.9                  238.7     1,052.6
Maturities/amortizations  (524.2)    (176.0)      (97.0)     (797.2)
Terminations                    -          -           -           -
Foreign currency
translation   adjustment    (5.8)          -        (.1)       (5.9)

Balance at December 31,  $1,384.8    $ 135.0     $ 349.0    $1,868.8
1996

     The table below summarizes expected maturities and weighted average interest rates to be received and paid on the interest rate swap portfolio at December 31, 1996. A key assumption in the preparation of the table is that rates remain constant at December 31, 1996 levels. Floating rates paid by the Company are primarily LIBOR based.

FLOATING TO FIXED SWAPS:
                 Notional     Weighted        Weighted
                              Average         Average
                  Amount    Receive Rate      Pay Rate

       1997             $       5.0%            5.6%
                    476.6
       1998         398.1       5.0%            5.7%
       1999         208.6       4.7%            5.6%
       2000         176.2       5.4%            6.2%
       2001          71.0       5.6%            6.0%
       Thereaft      54.3       5.0%            7.4%
       er

       TOTAL            $       5.0%            5.8%
                  1,384.8

FIXED TO FLOATING SWAPS:
                 Notional     Weighted        Weighted
                              Average         Average
                  Amount    Receive Rate      Pay Rate

       1997      $  115.0       7.4%            5.7%
       1998          20.0       5.2%            5.8%

       TOTAL     $  135.0       7.1%            5.7%

FLOATING TO FLOATING SWAPS:
                 Notional     Weighted        Weighted
                              Average         Average
                  Amount    Receive Rate      Pay Rate

       1997      $  225.5       5.7%            5.5%
       1998          50.0       5.6%            5.7%
       1999          73.5       5.2%            5.3%

       TOTAL     $  349.0       5.6%            5.5%

     The Company's current accounting loss exposure on interest rate swaps related to credit risks is limited to the accrued receivable of $.8 million at December 31, 1996. In addition, the Company may incur additional costs in replacing at current market rates any contracts for which a counterparty fails to perform. The market value of interest rate swap agreements in a favorable position to the Company was $4.3 million at December 31, 1996. To minimize the risk of credit losses being incurred, the Company transacts new deals only with counterparties that have A- or better credit ratings and monitors the credit standing of the counterparties. The Company does not anticipate nonperformance by any of these counterparties.

     Foreign exchange contracts are used to minimize the risk associated with fluctuations in exchange rates. The Company has forward exchange contracts to hedge its U.S. dollar denominated obligations in Spain, its U.S. dollar denominated customer receivables in Australia, and its foreign currency denominated short-term intercompany loans receivable against currency fluctuations. These contracts have terms generally ranging up to three months. At December 31, 1996, the Company had forward exchange contracts totaling $632.4 million, of which $2.3 million were with Caterpillar.

NOTE 7 - COMMITMENTS AND CONTINGENT LIABILITIES

     At December 31, 1996, the Company was contingently liable under guarantees of securities of certain Caterpillar dealers totaling $253.3 million of which $158.7 million was outstanding compared to $282.2 million and $222.1 million, respectively, at December 31, 1995 and compared to $258.0 million and $164.5 million, respectively, at December 31, 1994. These guarantees have terms ranging up to two years and are fully secured by dealer assets. No loss has been experienced nor is any anticipated under these guarantees.

     The Company is a party to agreements in the normal course of business with selected customers and dealers in which the Company commits to provide a set dollar amount of financing on a preapproved basis. The Company also provides lines of credit to selected customers and dealers, of which a portion remains unutilized as of December 31, 1996. Commitments and lines of credit generally have fixed expiration dates or other termination clauses. It has been the Company's experience that not all commitments and lines of credit will be utilized. Management uses its same credit policies in making commitments and granting lines of credit as it does for any other financing. The Company does not require collateral for these commitments/lines, but if credit is extended, collateral may be required upon funding. The amount of the commitments and lines of credit outstanding as of December 31, 1996 was $1.6 billion compared to $1.1 billion at December 31, 1995.

NOTE 8 - INCOME TAXES

     The components of the provision for income taxes were as follows for the years ended December 31:

                                                1996        1995   1994

Current tax provision (credit):
  U.S. federal taxes                           $32.8       $(5.7) $20.7
  Foreign taxes                                  8.2         6.1    2.1
  U.S. state taxes                               4.3         3.7    2.9
                                                45.3         4.1   25.7

Deferred tax provision (credit):
  U.S. federal taxes                            (7.7)       31.9   (7.4)
  Foreign taxes                                  2.1         1.2     .8
  U.S. state taxes                                .5         1.3     .2
                                                (5.1)       34.4   (6.4)

Total provision for income taxes               $40.2       $38.5   $19.3

     Current tax provision (credit) is the amount of income taxes reported or expected to be reported on the Company's tax returns.
Income taxes paid in 1996, 1995, and 1994 totaled $22.4 million, $5.4 million, and $35.6 million, respectively.

     Differences between accounting rules and tax laws cause differences between the bases of certain assets and liabilities for financial reporting and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities and consisted of the following components at December 31:

                                                1996        1995    1994
U.S. federal, U.S. state, and foreign taxes:
  Deferred tax assets:
    Allowance for credit losses               $ 20.0      $ 18.1   $ 16.0
    Alternative fuel tax credit                   .7          .5      2.0
    Expected foreign tax credit                 10.4         4.4       -
    Minimum tax credit carryforwards              -           -      21.9
                                                31.1        23.0     39.9

  Deferred tax liabilities - primarily
    capital assets                             (70.4)      (67.8)   (50.6)

Valuation allowance for deferred tax assets       -            -       -

Deferred taxes - net                          $(39.3)     $(44.8)  $(10.7)

     No valuation allowance for the Company's deferred tax assets was necessary at December 31, 1996, 1995, and 1994.

     The provision for income taxes was different than would result from applying the U.S. statutory rate to Income before income taxes and minority interest for the reasons set forth in the following reconciliation:

                                                1996        1995    1994

Taxes computed at U.S. statutory rates         $40.5       $36.3   $17.8
  Increases (decreases) in taxes
resulting from:
    Finance income not subject to federal
      taxation                                  (3.0)       (2.7)   (2.4)
    State income taxes, net of federal taxes     3.0         3.2     2.1
    Subsidiaries' results subject to tax
      rates other than U.S. statutory rates      (.3)        1.7     2.1
    Other, net                                    -           -      (.3)

Provision for income taxes                     $40.2       $38.5   $19.3

     The domestic and foreign components of Income before income taxes and minority interest of consolidated companies were as follows:

                                                1996        1995    1994

Domestic                                      $ 89.7      $ 89.8  $ 47.7
Foreign                                         26.1        13.9     3.1

Total                                         $115.8      $103.7  $ 50.8

     The foreign component of Income before taxes and minority interest is comprised of the profit of all consolidated subsidiaries located outside the United States.

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     Cash and cash equivalents, and other receivables, excluding accrued receivable on swaps and foreign exchange contracts in a receivable position; Liabilities, excluding mark-to-market liability on written caps terminated in the second quarter of 1995, accrued interest payable on swaps, long-term debt, and deferred income taxes. For these items, the carrying amount is a reasonable estimate of fair value.

     Finance receivables - net. Fair value of the outstanding receivables (excluding tax-oriented leases with a net carrying amount at December 31, 1996, 1995, and 1994 of $692.2 million, $613.1 million, and $391.1 million, respectively and the effect of yen currency swaps terminated in 1995) is estimated by discounting the future cash flows using the Company's current rates for new receivables with similar remaining maturities, except for wholesale financing with expected remaining maturities of less than one year, for which the carrying amount is considered a reasonable estimate of fair value. Historical experience of bad debts is also factored into the calculation.

     Long-term debt. Fair value is estimated by discounting the future cash flows using the Company's current borrowing rates for similar types and maturities of debt, except for floating rate notes for which the carrying amount is considered a reasonable estimate of fair value.

     Interest rate swaps, written caps, yen currency swaps, and forward exchange contracts. Fair value is estimated based upon the amount that the Company would receive or pay to terminate the agreements as of December 31. The carrying value for the Company's written caps and yen currency swaps (both terminated in 1995) and forward exchange contracts is the fair value.

     The estimated fair values of the Company's financial instruments are as follows:
                          1996            1995             1994

                    Carrying   Fair  Carrying   Fair  Carrying   Fair
                     Amount    Value  Amount    Value  Amount   Value

Finance receivables $4,982.6 $5,008.8 $4,206.4 $4,174.8 $3,603.0 $3,581.9
-   net, excluding
tax-    oriented
leases and    the
effect of yen
currency swaps
terminated in 1995
Written caps               -       -        -       -   (19.2)  (19.2)
(terminated in
1995)
Long-term debt      (2,603.5 (2,653.4 (2,727.1 (2,789.7 (2,483.3 (2,448.2
                           )       )        )       )        )       )

Off-balance-sheet
financial   instruments
*:
 Interest rate
swaps:
  In a net                .8     4.3      1.7     6.5      2.7    46.1
receivable
   position
  In a net payable     (4.1)  (15.5)    (3.6)  (17.1)    (4.6)  (43.9)
   position
 Forward exchange
  contracts:
  In a net               8.5     8.5
receivable
   position
  In a net payable    (13.5)  (13.5)     (.7)    (.7)    (3.4)   (3.4)
   position
 Yen currency swaps        -       -        -       -    (5.8)   (5.8)
(terminated in
1995)

*The amounts shown under "Carrying Amount" represent accruals or deferred income (fees) arising from these off-balance-sheet financial instruments.
  All derivative financial instruments are held or issued for purposes other than trading.

NOTE 10 - TRANSACTIONS WITH RELATED PARTIES

     Caterpillar has made capital contributions to the Company of $345.0 million. The Company and Caterpillar also have an agreement (the "Support Agreement") whereby the parent will cause the Company to have at all times a net worth of at least $20.0 million and ensure that the Company maintains a ratio of earnings and interest expense (as defined) to interest expense of not less than 1.15 to 1.

     To supplement external debt financing sources, the Company has variable amount lending agreements with Caterpillar. Under these agreements, which may be amended from time to time, the Company may borrow up to $739.8. million from Caterpillar, and Caterpillar may borrow up to $239.8 million from the Company. All of the variable amount lending agreements are effective for indefinite terms and may be terminated by either party upon 30 days notice. In 1996 and 1995, the Company incurred $20.7 million and $2.5 million, respectively, in interest expense related to borrowings from Caterpillar. At December 31, 1996 and 1995, the Company had outstanding borrowings with Caterpillar totaling $150.0 million and $475.5 million, respectively, but had no loans receivable under these agreements. At December 31, 1994 the Company had no outstanding borrowings or loans receivable under these agreements.

     The Company has forward exchange contracts with Caterpillar to hedge its U.S. dollar denominated positions in Australia against currency fluctuations. These contracts have terms generally ranging up to three months. The Company had contracts with Caterpillar totaling $2.3 million, $96.6 million, and $172.6 million at December 31, 1996, 1995, and 1994, respectively.

     The Company has agreements with a subsidiary of Caterpillar to purchase, at a discount, some or all of this subsidiary's receivables generated by sales of products to certain Caterpillar dealers in Europe. These purchases in 1996, 1995, and 1994 totaled $397.3 million, $330.7 million, and $190.9 million, respectively. The cash discount earned in 1996, 1995, and 1994 was $5.4 million, $5.3 million, and $3.0 million, respectively. At December 31, 1996, 1995, and 1994, wholesale notes receivable balances related to European floor planning were $146.4 million, $189.7 million, and $160.1 million, respectively.

     The Company participates in certain marketing programs sponsored by Caterpillar and its subsidiaries by providing financing at rates below standard rates. Under these programs, Caterpillar compensates the Company at the outset of the transaction which the Company then recognizes as income over the term of the financing. During 1996, the Company billed $106.2 million to Caterpillar and its subsidiaries relative to such programs, compared with $86.8 million in 1995 and $37.2 million in 1994. The increase from 1994 was primarily related to the expansion of Caterpillar's dealer rental fleet program in North America.

     Caterpillar provides the Company with certain operational and financial support which is integral to the conduct of the Company's business. The employees of the Company are covered by various benefit plans, including pension/post-retirement plans, administered by Caterpillar. The Company reimburses Caterpillar for these charges which amounted to $3.7 million, $2.9 million, and $2.2 million for the years ended December 31, 1996, 1995, and 1994, respectively. The Company also reimburses Caterpillar for certain other corporate services which amounted to $2.3 million, $1.8 million, and $1.7 million for the years ended December 31, 1996, 1995, and 1994, respectively.

NOTE 11 - LEASES

     The Company leases certain offices and other property through operating leases. Lease expense on these leases is charged to operations as incurred.
Total rental expense for operating leases was $7.6 million, $5.1 million, and
$4.5 million for 1996, 1995, and 1994, respectively.  Minimum payments for
operating leases having initial or remaining noncancelable terms in excess of one year are:
                 1997                       $ 3.9
                 1998                         3.3
                 1999                         2.8
                 2000                         2.0
               2001                    1.9
              Thereafter                      1.4

                Total                       $15.3


NOTE 12 - SEGMENT INFORMATION

     Although the majority of its business (including cross-border financing) is done in the United States, the Company also conducts operations in Europe and other geographic segments. Total assets, revenues, and net income applicable to operations by geographic segments were as follows:

                                                1996        1995      1994
Assets:
  United States                             $4,793.4    $4,054.7   $3,518.7
  Europe                                     1,081.3       941.5      665.8
  All other                                    803.4       608.8      445.3
                                             6,678.1     5,605.0    4,629.8
  Less:  Investment in subsidiaries            299.5       182.5      118.1
         Intercompany balances                  14.4          .4         .5

Total assets                                $6,364.2    $5,422.1   $4,511.2

Revenues:
  United States                             $  501.8    $  468.8   $  343.6
  Europe                                       104.0        81.6       59.1
  All other                                     72.2        61.5       44.3

Total revenues                              $  678.0    $  611.9   $  447.0

Net income:
  United States                             $   59.8    $   58.6   $   31.3
  Europe                                         7.6         (.3)      (1.7)
  All other                                      8.2         6.9        2.6

Total net income                            $   75.6    $   65.2   $   32.2


NOTE 13 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Financial data for the interim periods were as follows:

                                               QUARTERS
                 FIRST        SECOND       THIRD        FOURTH
              1996   1995  1996   1995  1996   1995  1996   1995
Total         $154.  $143. $166.  $152. $175.  $160. $182.  $155.
revenues          2      1     1      8     3      5     4      4
Income before  26.5   28.9  31.3   25.8  33.7   32.4  24.3   16.6
income taxes
Net income     16.3   17.8  20.1   15.6  22.1   20.5  17.1   11.3