Form 10-Q
period 1997-03-31
CATERPILLAR FINANCIAL SERVICES CORP
filed 1997-05-01
CIK 764764

11


                             FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549



(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES              EXCHANGE ACT OF 1934
For the quarterly period ended           March 31, 1997

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
(State or other jurisdiction of     (I.R.S. Employer Identification
No.)
incorporation or organization)

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

    At March 31,1997 one share of common stock of the Registrant was outstanding.

            Caterpillar Financial Services Corporation

          Form 10-Q for the Quarter Ended March 31, 1997



                               Index



PART I. FINANCIAL INFORMATION                                Page
No.


Item 1.  Financial Statements (Unaudited)

          Consolidated Statement of Financial Position
3

          Consolidated Statement of Income and Retained Earnings 4

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







                  PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

            Caterpillar Financial Services Corporation

           Consolidated Statement Of  Financial Position
                            (Unaudited)
                       (Millions of Dollars)

                                     March 31,  Dec. 31,    March 31,
                                       1997       1996        1996
Assets:
  Cash and cash equivalents           $   30.9  $    27.0   $    31.4
  Finance receivables
    Wholesale notes receivable           385.8      465.1       336.2
    Retail notes receivable            1,624.6    1,535.9     1,408.0
    Investment in finance              4,561.1    4,352.5     3,774.5
receivables
                                       6,571.5    6,353.5     5,518.7

    Less: Unearned income                621.5      604.3       535.7
          Allowance for credit            79.2       74.4        62.3
losses
                                       5,870.8    5,674.8     4,920.7

  Equipment on operating leases,
    less accumulated depreciation        526.8      511.0       445.4
  Deferred income taxes                    3.2        2.9           -
  Other assets                           178.5      148.5       151.6
Total assets                          $6,610.2  $ 6,364.2    $5,549.1


Liabilities and stockholder's
equity:
  Payable to dealers and others       $   80.3   $   88.1    $   68.5
  Payable to Caterpillar Inc. -          308.0      150.0       384.0
Borrowings
  Payable to Caterpillar Inc. -            2.4        3.1        24.4
Other
  Accrued interest payable                62.4       39.2        59.7
  Income taxes payable                    51.5       40.4        12.0
  Other liabilities                       26.7       23.5         6.8
  Short-term borrowings                2,471.3    2,678.9     1,721.7
  Current maturities of long-term
    debt                               1,122.5    1,057.8     1,209.7
  Long-term debt                       1,732.8    1,545.7     1,400.8
  Deferred income taxes                   40.1       42.2        42.9
Total liabilities                      5,898.0    5,668.9     4,930.5

  Common stock - $1 par value
    Authorized: 2,000 shares
    Issued and outstanding: one          345.0      345.0       325.0
share
  Retained Earnings                      375.6      348.5       289.2
  Foreign currency translation           (8.4)        1.8         4.4
adjustment
Total stockholder's equity               712.2      695.3       618.6

Total liabilities and stockholder's  $ 6,610.2  $ 6,364.2   $ 5,549.1
equity

         (See Notes to Consolidated Financial Statements)
            Caterpillar Financial Services Corporation

      Consolidated Statement Of Income And Retained Earnings
                            (Unaudited)
                       (Millions of Dollars)

                                      Three Months Ended
                                      March       March
                                       31,         31,
                                       1997        1996
Revenues:
  Wholesale finance income                  $           $
                                          5.5         6.2
  Retail finance income                 118.1       101.1
  Rental income                          41.6        37.0
  Other income                           17.8         9.9
        Total revenues                  183.0       154.2

Expenses:
  Interest                               79.5        73.7
  Depreciation                           31.9        28.0
  General, operating, and                21.3        18.2
administrative
  Provision for credit losses             8.6         7.4
  Other expense                            .1          .4
        Total expenses                  141.4       127.7

Income before income taxes               41.6        26.5

Provision for income taxes               14.6        10.2
        Net income                          $     $  16.3
                                         27.0


























         (See Notes to Consolidated Financial Statements)
            Caterpillar Financial Services Corporation

               Consolidated Statement Of Cash Flows
                            (Unaudited)
                       (Millions of Dollars)


                                               Three Months Ended
                                              March 31,  March 31,
                                                1997       1996
Cash flows from operating activities:
  Net income                                    $  27.0    $  16.3
  Adjustments for non-cash items:
    Depreciation                                   31.9       28.0
    Provision for credit losses                     8.6        7.4
    Other                                             -      (2.2)
  Change in assets and liabilities:
    Receivables from customers and others        (41.0)     (25.5)
    Deferred income taxes                         (1.4)      (1.9)
    Payable to dealers and others                 (6.6)       17.9
    Payable to Caterpillar Inc. - Other           (0.3)       19.4
    Accrued interest payable                       23.3       20.6
    Income taxes payable                           11.1      (6.7)
    Other, net                                      7.7        2.2
      Net cash provided by operating               60.3       75.5
activities

Cash flows from investing activities:
  Additions to property and equipment            (72.3)     (47.2)
  Disposals of equipment                           34.4       16.2
  Additions to finance receivables            (1,299.7)    (966.2)
  Collections of finance receivables              679.2      528.1
  Proceeds from sales of receivables              326.1      309.3
  Other, net                                          -      (2.0)
      Net cash used for investing activities    (332.3)    (161.8)

Cash flows from financing activities:
  Payable to Caterpillar Inc. - Borrowings        157.5     (91.5)
  Proceeds from long-term debt                    472.4        1.2
  Payments on long-term debt                    (218.2)    (113.2)
  Short-term borrowings, net                    (133.8)      276.5
      Net cash provided by financing              277.9       73.0
activities

Effect of exchange rate changes on cash           (2.0)        1.1

Net change in cash and cash equivalents             3.9     (12.2)

Cash and cash equivalents at beginning of
  year                                             27.0       43.6

Cash and cash equivalents at end of year        $  30.9    $  31.4



         (See Notes to Consolidated Financial Statements)



            Notes to Consolidated Financial Statements
                    (Dollar Amounts in Millions)

  1. The accompanying unaudited consolidated financial statements have been prepared by Caterpillar Financial Services Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes the disclosures are adequate, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto presented in the Company's 1996 Annual Report and the Company's Annual Report on Form 10-K. Unless the context otherwise requires, the term "Company" includes subsidiary companies.

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

  4. During the first three months of 1997, the Company publicly issued $470.7 million medium-term notes. The notes are offered on a continuous basis through agents and have maturities ranging from nine months to 15 years. Interest rates on fixed-rate medium-term notes are established by the Company as of the date of issuance. Interest rates on floating-rate medium-term notes are primarily indexed to LIBOR. The weighted average interest rate on all outstanding medium-term notes was 6.3% at March 31, 1997. Long-term debt outstanding at March 31, 1997, matures as follows:

              1997         $ 842.3
              1998           823.4
              1999           702.3
              2000           283.8
              2001           152.0
              Thereafter      51.5
              Total        $2,855.
                                 3

  5.In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. This statement establishes new criteria for determining whether a transfer of financial assets should be accounted for as a sale or as a secured borrowing. The accounting treatment of such transactions focuses on who controls the transferred assets, and whether or not those assets have been isolated from the transferor
and put beyond the reach of creditors.   The Company adopted this
accounting standard on January 1, 1997 and believes there has been no material impact on its results of operations or financial position due to the adoption of this accounting standard.



Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations

A.  Consolidated Results of Operations

Three Months Ended March 31, 1997 vs. Three Months Ended March 31,
1996

  Total revenues for the first quarter of 1997 were $183.0
million, a 19% increase over 1996 first quarter revenues of $154.2 million. The increase in revenues resulted primarily from continued growth in the Company's portfolio. The portfolio value increased to $6,425.9 million at March 31, 1997 from $5,400.0 million at March 31, 1996.

  The Company financed new retail business transactions totaling $853.4 million during the first quarter of 1997 compared with $735.7 million during the first quarter of 1996. The increase was the result of financing a higher volume and increased percentage of Caterpillar product deliveries. Wholesale financing activity during the first quarter of 1997 was $506.0 million, compared with $327.1 million for the first quarter of 1996. The increase resulted primarily from a higher volume of Caterpillar dealer inventory and rental fleet financing in North America and Europe, but did not result in a corresponding increase in Wholesale finance income due to the timing of the new business and a decrease in the rate of interest earned on wholesale receivables.

  The annualized interest rate on finance receivables (computed by dividing annualized finance income by the average monthly finance receivable balances, net of unearned income) was 8.4% for the first quarter of 1997 compared with 8.9% for the first quarter of 1996. Tax benefits associated with governmental lease purchase contracts and tax-oriented leases are not reflected in such annualized interest rates.

  Other income of $17.8 million for the first quarter of 1997 included securitization-related income, fees, and other miscellaneous income. The increase of $7.9 million, from the first quarter of 1996, was primarily due to a $6.3 million increase in securitization related income.

  First quarter interest expense of $79.5 million was $5.8 million higher than 1996 first quarter interest expense due to increased borrowings to support the larger portfolio, substantially offset by lower borrowing rates. The average cost of borrowed funds was 5.7% for the first quarter of 1997 compared with 6.3% for the first quarter of 1996.

  Depreciation expense increased from $28.0 million for the first quarter of 1996 to $31.9 million for the first quarter of 1997 due to new operating lease business.

  General, operating, and administrative expenses increased $3.1 million during the first quarter of 1997 compared with the same period last year, primarily due to staff-related and other expenses required to increase new business and service the larger managed portfolio. The Company's full-time employment increased from 519 at March 31, 1996 to 594 at March 31, 1997.

  Provision for credit losses increased from $7.4 million during the first quarter of 1996 to $8.6 million during the first quarter of 1997, reflecting increased new business. Receivables, net of recoveries, of $2.9 million were written off against the allowance for credit losses during the first quarter of 1997, compared with $2.1 million during the first quarter of 1996. Receivables past due over 30 days were 2.7% of total receivables at March 31, 1997, compared with 2.2% at March 31, 1996. The allowance for credit losses will continue to be monitored to provide for an amount which, in management's judgment, is adequate to cover uncollectible receivables after considering the value of any collateral. At March 31, 1997, the allowance for credit losses was $79.2 million which was 1.3% of finance receivables, net of unearned income (1.4% excluding wholesale receivables), compared with $62.3 million and 1.3% (1.3% excluding wholesale receivables) at March 31, 1996, respectively.

  The effective income tax rate for the first quarter of 1997 was 35% compared with 38% for the first quarter of 1996. The decrease was primarily due to offsetting income for European subsidiaries with prior years' start-up losses.

  Net income for the first quarter of 1997 was $27.0 million, $10.7 million above 1996 first quarter net income of $16.3 million. The increase resulted primarily from a larger portfolio and other income.


B.  Capital Resources and Liquidity

  The Company's operations during the first quarter of 1997 were primarily funded with a combination of bank borrowings, commercial paper, medium-term notes, proceeds from sale of receivables, and retained earnings. The ratio of debt to equity at March 31, 1997 was 7.9 to 1 compared with 7.8 to 1 at December 31, 1996.

  Total debt outstanding as of March 31,1997 was $5,634.6 million, an increase of $202.2 million over that at December 31, 1996, and was primarily comprised of $2,800.1 million of medium-term notes, $2,197.3 million of commercial paper, and $223.7 million of bank borrowings. The increase in debt and the funds provided by operations were used to finance the increase in the portfolio.

  The net amount of sold receivables serviced by the Company was $930.6 million at March 31, 1997 which consisted of $500.0 million of wholesale receivables, under a revolving asset-backed securitization agreement, and $430.6 million of installment sale contracts.

  At March 31, 1997, the Company had available, from a number of banks, a total of $918.8 million of short-term credit lines which expire at various dates through the fourth quarter 1997. These credit lines support the Company's outstanding commercial paper and commercial paper guarantees and are utilized for bank borrowings. At March 31, 1997, there were $223.7 million of these lines utilized for bank borrowings in Europe and Mexico.

  To supplement external debt financing sources, the Company has variable amount lending agreements with Caterpillar. Under these agreements, which may be amended from time to time, the Company may borrow up to $739.6 million from Caterpillar, and Caterpillar may borrow up to $239.6 million from the Company. All of the variable amount lending agreements are effective for indefinite terms and may be terminated by either party upon 30 days' notice. At March 31,1997, December 31, 1996, and March 31,1996 the Company had borrowings with Caterpillar totaling $308.0 million, $150.0 million, and $384.0 million, respectively, but had no loans receivable under these agreements.

  The Company also participates with Caterpillar in two syndicated revolving credit facilities aggregating $2.8 billion, consisting of a $1.7 billion five-year facility and a $1.1 billion 364-day revolving facility. The Company's allocation is $1,840.0 million, consisting of a $1,120.0 million five-year revolving credit and a $720.0 million 364-day revolving credit. The Company has the ability to request a change in its allocation to maintain the required amount of support for the Company's outstanding commercial paper and commercial paper guarantees. These facilities provide for borrowings at interest rates which vary according to LIBOR or money market rates. At March 31, 1997, there were no borrowings under these facilities.

  The Company also has a $1.0 billion five year revolving credit facility to support its $1.0 billion Euro-commercial paper program. The commercial paper is issued by Caterpillar International Finance plc, an Irish subsidiary of the Company, with the guarantee of the Company. Proceeds from the issuance of commercial paper have been used to replace bank borrowings of certain of the Company's subsidiaries. At March 31, 1997, there were no borrowings under this facility.

  Through the course of normal business, the Company is exposed to market risk from fluctuations in interest rates and foreign currency exchange rates. To manage these exposures, the Company uses interest rate and currency derivative financial instruments. The Company does not use any of these instruments for trading purposes.

  Interest rate swap agreements are used to manage the risk due to fluctuations in interest rates. These agreements reduce the risk of deteriorating margins between interest-earning assets and interest-bearing liabilities and allow the Company to gain competitive and economic advantages by minimizing funding costs regardless of the direction interest rates move. As of March 31, 1997, the Company had outstanding interest rate swap contracts with notional amounts totaling $1,740.3 million, all of which are either designated as hedges of specific debt issuances or of commercial paper. These swap agreements have terms generally ranging up to five years, which effectively change $1,352.3 million of floating rate debt to fixed rate debt, $40.0 million of fixed rate debt to floating rate debt, and $348.0 million of floating rate debt to floating rate debt having different characteristics.

  Foreign exchange contracts are used to minimize the risk associated with fluctuations in exchange rates. The Company has foreign exchange contracts to hedge its U.S. dollar denominated obligations in Spain, its U.S. dollar denominated positions in Australia, and its foreign currency denominated short-term intercompany loans receivable against currency fluctuations. The Company only enters into foreign currency related derivative instruments to neutralize risk - not as speculative instruments. These contracts have terms generally ranging up to three months. At March 31, 1997, the Company had foreign exchange contracts totaling $716.1 million, of which $1.8 million were with Caterpillar.


                PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

Exhibit No.    Description
12             Statement setting forth computation of Ratio of
               Profit to Fixed Charges.

               (The ratios of profit before taxes plus fixed charges to fixed charges for the quarters ending
               March 31, 1997 and March 31, 1996 were 1.51 and
               1.35, respectively.)

27             Financial Data Schedule



     (b)  Reports on Form 8-K

A report on Form 8-K dated March 14, 1997, was filed by the Company, containing a letter in which Orrick, Herrington &
Sutcliffe LLP, stated their opinion concerning certain tax matters disclosed in the February 28, 1997 Registration S-3.




                         Signatures



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



         Caterpillar Financial Services Corporation
                        (Registrant)






Date:  May 1, 1997           By:       /s/K.C. Springer
                                  K.C. Springer, Controller and
                                  Principal Accounting Officer





Date:  May 1, 1997           By:       /s/J.S. Beard
                         J.S. Beard, President