Form 10-Q
period 1997-09-30
CATERPILLAR FINANCIAL SERVICES CORP
filed 1997-10-31
CIK 764764

5


                             FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549



(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES              EXCHANGE ACT OF 1934
For the quarterly period ended           September 30, 1997

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

    At Sept. 30, 1997 one share of common stock of the Registrant was outstanding.

            Caterpillar Financial Services Corporation

        Form 10-Q for the Quarter Ended September 30, 1997



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







                  PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

            Caterpillar Financial Services Corporation

           Consolidated Statement Of  Financial Position
                            (Unaudited)
                       (Millions of Dollars)

                                     Sept. 30,  Dec. 31,    Sept. 30,
                                       1997       1996        1996
Assets:
  Cash and cash equivalents           $   30.3   $   27.0     $  27.9
  Finance receivables
    Wholesale notes receivable           941.5      465.1       917.2
    Retail notes receivable            1,724.3    1,535.9     1,503.6
    Investment in finance              4,884.4    4,352.5     3,994.9
receivables
                                       7,550.2    6,353.5     6,415.7

    Less: Unearned income                657.0      604.3       567.8
          Allowance for credit            85.0       74.4        68.4
losses
                                       6,808.2    5,674.8     5,779.5

  Equipment on operating leases,
    less accumulated depreciation        553.3      511.0       479.6
  Deferred income taxes                    4.1        2.9         2.9
  Other assets                           166.5      148.5       155.0
Total assets                          $7,562.4   $6,364.2    $6,444.9


Liabilities and stockholder's
equity:
  Payable to dealers and others       $   74.5   $   88.1    $   84.8
  Payable to Caterpillar Inc. -          200.0      150.0       333.5
Borrowings
  Payable to Caterpillar Inc. -            2.6        3.1         3.2
Other
  Accrued interest payable                77.4       39.2        61.1
  Income taxes payable                    73.2       40.4        33.9
  Other liabilities                       26.4       23.5        10.2
  Short-term borrowings                2,646.1    2,678.9     2,448.0
  Current maturities of long-term
    debt                               1,077.5    1,057.8     1,134.1
  Long-term debt                       2,570.1    1,545.7     1,614.1
  Deferred income taxes                   36.4       42.2        43.5
Total liabilities                      6,784.2    5,668.9     5,766.4

  Common stock - $1 par value
    Authorized: 2,000 shares
    Issued and outstanding: one          375.0      345.0       345.0
share
  Retained Earnings                      420.4      348.5       331.4
  Foreign currency translation          (17.2)        1.8         2.1
adjustment
Total stockholder's equity               778.2      695.3       678.5

Total liabilities and stockholder's   $7,562.4   $6,364.2    $6,444.9
equity

         (See Notes to Consolidated Financial Statements)
            Caterpillar Financial Services Corporation

                 Consolidated Statement Of Income
                            (Unaudited)
                       (Millions of Dollars)

                            Three Months Ended      Nine months Ended
                             Sept.       Sept.       Sept.       Sept.
                              30,         30,         30,         30,
                             1997        1996        1997        1996
Revenues:
  Wholesale finance income  $   19.2    $   18.3    $   35.7    $   34.7
  Retail finance income        125.9       106.7       365.3       311.4
  Rental income                 47.0        39.1       132.9       115.0
  Other income                  13.4        11.2        44.0        34.5
        Total revenues         205.5       175.3       577.9       495.6

Expenses:
  Interest                      96.6        82.7       263.9       232.3
  Depreciation                  36.4        30.5       102.4        88.3
  General, operating, and
        administrative          25.3        19.7        69.5        56.8
  Provision for credit          10.9         8.3        29.1        25.5
losses
  Other expense                   .1          .4          .9         1.2
        Total expenses         169.3       141.6       465.8       404.1

Income before income taxes      36.2        33.7       112.1        91.5

Provision for income taxes      13.2        11.6        40.2        33.0
        Net income          $   23.0    $   22.1    $   71.9    $   58.5


























         (See Notes to Consolidated Financial Statements)
            Caterpillar Financial Services Corporation

               Consolidated Statement Of Cash Flows
                            (Unaudited)
                       (Millions of Dollars)


                                               Nine months Ended
                                              Sept. 30,  Sept. 30,
                                                1997       1996
Cash flows from operating activities:
  Net income                                    $  71.9    $  58.5
  Adjustments for non-cash items:
    Depreciation                                  102.4       88.3
    Provision for credit losses                    29.1       25.5
    Other                                        (10.8)      (4.4)
  Change in assets and liabilities:
    Receivables from customers and others         (8.9)     (43.8)
    Deferred income taxes                         (5.5)      (4.2)
    Payable to dealers and others                (11.9)       33.8
    Payable to Caterpillar Inc. - Other            (.1)      (1.9)
    Accrued interest payable                       38.4       21.9
    Income taxes payable                           33.0       15.4
    Other, net                                    (7.4)        5.7
      Net cash provided by operating              230.2      194.8
activities

Cash flows from investing activities:
  Additions to property and equipment           (215.1)    (175.0)
  Disposals of equipment                           89.9       67.1
  Additions to finance receivables            (4,900.1)  (4,157.9)
  Collections of finance receivables            2,453.8    2,167.1
  Proceeds from sales of receivables            1,118.8      963.8
  Other, net                                      (1.1)        7.6
      Net cash used for investing activities  (1,453.8)  (1,127.3)

Cash flows from financing activities:
  Additional paid-in capital                       30.0       20.0
  Payable to Caterpillar Inc. - Borrowings         50.0    (142.0)
  Proceeds from long-term debt                  1,819.0      773.9
  Payments on long-term debt                    (771.0)    (745.0)
  Short-term borrowings, net                       96.1    1,015.4
      Net cash provided by financing            1,224.1      922.3
activities

Effect of exchange rate changes on cash             2.8      (5.5)

Net change in cash and cash equivalents             3.3     (15.7)

Cash and cash equivalents at beginning of
  period                                           27.0       43.6

Cash and cash equivalents at end of period        $30.3    $  27.9



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

  4. During the first nine months of 1997, the Company publicly issued $1,816.7 million medium-term notes. The notes are offered on a continuous basis through agents and have maturities ranging from nine months to 15 years. Interest rates on fixed-rate medium-term notes are established by the Company as of the date of issuance. Interest rates on floating-rate medium-term notes are primarily indexed to LIBOR. The weighted average interest rate on all outstanding medium-term notes was 6.1% at September 30, 1997. Long-term debt outstanding at September 30, 1997, matures as follows:

              1997           288.7
              1998         1,087.9
              1999         1,192.2
              2000           623.8
              2001           287.0
              Thereafter     168.0
              Total        3,647.6


  Cash paid for interest on all debt for the nine months ended
September 30, 1997 and September 30, 1996 was $230.5 million and
$220.2 million, respectively.

  5. In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. This statement establishes new criteria for determining whether a transfer of financial assets should be accounted for as a sale or as a secured borrowing. The accounting treatment of such transactions focuses on who controls the transferred assets, and whether or not those assets have been isolated from the transferor
and put beyond the reach of creditors.   The Company adopted this
accounting standard on January 1, 1997. There has been no material impact on the Company's results of operations or financial position due to the adoption of this accounting standard.



Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations

A.  Consolidated Results of Operations

Three Months Ended September 30, 1997 vs. Three Months Ended
September 30,1996

  Total revenues for the third quarter of 1997 were $205.5
million, a 17% increase over 1996 third quarter revenues of $175.3 million. The increase in revenues resulted primarily from continued growth in the Company's portfolio. The portfolio value increased to $7,388.2 million at September 30, 1997 from $6,293.7 million at September 30, 1996.

  The Company financed new retail business transactions totaling $1,028.0 million during the third quarter of 1997 compared with $833.7 million during the third quarter of 1996. The increase was the result of financing a higher volume and increased percentage of Caterpillar product deliveries. Wholesale financing activity during the third quarter of 1997 was $716.9 million, compared with $643.5 million for the third quarter of 1996. The increase resulted primarily from a higher volume of Caterpillar rental fleet financing in North America.

  The annualized interest rate on finance receivables (computed by dividing annualized finance income by the average monthly finance receivable balances, net of unearned income) was 8.7% for the third quarter of 1997 compared with 8.8% for the third quarter of 1996. Tax benefits associated with governmental lease purchase contracts and tax-oriented leases are not reflected in such annualized interest rates.

  Other income of $13.4 million for the third quarter of 1997 included securitization-related income, fees, and other miscellaneous income.

  Third quarter 1997 interest expense of $96.6 million was $13.9 million higher than 1996 third quarter interest expense due to increased borrowings to support the larger portfolio, partially offset by lower borrowing rates. The average cost of borrowed funds was 5.9% for the third quarter of 1997 compared with 6.0% for the third quarter of 1996.

  Depreciation expense increased from $30.5 million for the third quarter of 1996 to $36.4 million for the third quarter of 1997 due to new operating lease business.

  General, operating, and administrative expenses increased $5.6 million during the third quarter of 1997 compared with the same period last year, primarily due to staff-related and other expenses required to increase new business and service the larger managed portfolio. The Company's full-time employment increased from 571 at September 30, 1996 to 660 at September 30, 1997.

  Provision for credit losses increased from $8.3 million during the third quarter of 1996 to $10.9 million during the third quarter of 1997. Receivables, net of recoveries, of $6.3 million were written off against the allowance for credit losses during the third quarter of 1997, compared with $4.5 million during the third quarter of 1996. Receivables past due over 30 days were 1.6% of total receivables at September 30, 1997, compared with 1.8% at September 30, 1996. The allowance for credit losses will continue to be monitored to provide for an amount which, in management's judgment, is adequate to cover uncollectible receivables after considering the value of any collateral. At September 30, 1997, the allowance for credit losses was $85.0 million which was 1.2% of finance receivables, net of unearned income (1.4% excluding wholesale receivables), compared with $68.4 million and 1.2% (1.4% excluding wholesale receivables) at September 30, 1996.

  The effective income tax rate was 36% for the third quarter 1997 and 34% for the third quarter 1996. The increase was due to a $.6 million state tax refund received in 1996.

  Net income for the third quarter of 1997 was $23.0 million, $.9 million above 1996 third quarter net income of $22.1 million. The increase resulted primarily from a larger portfolio.

Nine months Ended September 30, 1997 vs. Nine months Ended
September 30, 1996

    Total revenues for the first nine months of 1997 were $577.9 million, a 17% increase over the revenues for the first nine months of 1996 of $495.6 million. The increase in revenues resulted primarily from an increase in financing volume. Also, see the change in Other income described below.

      The Company financed new retail business transactions totaling $3,000.7 million during the first nine months of 1997 compared with $2,540.7 million during the first nine months of 1996. The increase was the result of financing a higher volume and increased percentage of Caterpillar product deliveries. Wholesale financing activity during the first nine months of 1997 was $2,087.7 million compared with $1,769.7 million for the first nine months of 1996. The increase resulted primarily from a higher volume of Caterpillar rental fleet financing in North America. Wholesale finance income did not increase correspondingly due to increasing the volume of wholesale receivables securitized.

    The annualized interest rate on finance receivables (computed by dividing annualized finance income by the average monthly finance receivable balances, net of unearned income) was 8.7% for the first nine months of 1997 compared with 8.8% for the first nine months of 1996. Tax benefits associated with governmental lease-purchase contracts and a portion of tax benefits associated with long-term tax-oriented leases are not reflected in such annualized interest rates.

    Other income of $44.0 million for the first nine months of 1997 included servicing and other securitization-related income, fees, gain on sale of equipment returned from lease, gain on sale of receivables, and other miscellaneous income. The increase of $9.5 million during the first nine months of 1997, as compared with the same period in 1996, was primarily due to an increase of $6.1 million in servicing and other securitization-related income.

    Interest expense for the first nine months of 1997 was $263.9 million, $31.6 million higher than the first nine months of 1996 due to increased borrowings to support the larger portfolio, partially offset by lower borrowing rates, as the average cost of borrowed funds was 5.9% for the first nine months of 1997 compared with 6.1% in 1996.

    Depreciation expense increased from $88.3 million for the first nine months of 1996 to $102.4 million for the first nine months of 1997 due to new operating lease business.

    General, operating, and administrative expenses for the first nine months of 1997 increased $12.7 million over the same period last year, primarily due to staff-related and other expenses required to increase new business and service the larger managed portfolio.

    Provision for credit losses increased from $25.5 million in the first nine months of 1996 to $29.1 million in the first nine months of 1997. This increase reflected increased levels of new retail business. Receivables, net of recoveries, of $12.6 million were written off against the allowance for credit losses during the first nine months of 1997 compared with $10.6 million during the first nine months of 1996.

    The effective income tax rate for both the first nine months of 1997 and 1996 was 36%.

    Net income for the first nine months of 1997 was $71.9 million compared with $58.5 million in the first nine months of 1996. The increase resulted primarily from a larger portfolio and increased other income.



B.  Capital Resources and Liquidity

  The Company's operations were primarily funded with a combination of bank borrowings, commercial paper, medium-term notes, notes payable to Caterpillar, proceeds from the sale of receivables, retained earnings, and additional equity capital of $30.0 million invested by Caterpillar. The ratio of debt to equity at September 30, 1997 was 8.3 to 1 compared with 7.8 to 1 at December 31, 1996.

  Total debt outstanding as of September 30, 1997 was $6,493.7 million, an increase of $1,061.3 million over that at December 31, 1996, and was primarily comprised of $3,603.7 million of medium-term notes, $2,448.4 million of commercial paper, and $146.7 million of bank borrowings. The increase in debt and the funds provided by operations were used to finance the increase in the portfolio.

  In May 1997, $346.6 million of the Company's installment sale contracts were securitized, and in September 1997, the Company's private placement, revolving, asset-backed securitization of wholesale receivables was increased from $500 million to $600 million. The Company recognized a $2.3 million pre-tax gain on the second quarter transaction, a $.6 million pre-tax gain on the third quarter transaction and is servicing these sold receivables. The proceeds from these securitizations and the equity capital provided by Caterpillar were used to reduce debt.

  The amount of sold receivables serviced by the Company was $1,200.3 million at September 30, 1997 which consisted of $600.0 million of wholesale receivables, under a revolving asset-backed securitization agreement, and $600.3 million of installment sale contracts. The Company receives fees for servicing these receivables.

  At September 30, 1997, the Company had available, from a number of banks, a total of $862.4 million of short-term credit lines which expire at various dates over the next fifteen months. These credit lines support the Company's outstanding commercial paper and commercial paper guarantees and are utilized for bank borrowings. At September 30, 1997, there were $146.7 million of these lines utilized for bank borrowings.

  To supplement external debt financing sources, the Company has variable amount lending agreements with Caterpillar. Under these agreements, which may be amended from time to time, the Company may borrow up to $736.0 million from Caterpillar, and Caterpillar may borrow up to $236.0 million from the Company. All of the variable amount lending agreements are effective for indefinite terms and may be terminated by either party upon 30 days' notice. At September 30, 1997, December 31, 1996, and September 30, 1996, the Company had borrowings with Caterpillar totaling $200.0 million, $150.0 million, and $333.5 million, respectively, but had no loans receivable under these agreements.

  The Company participates with Caterpillar in two syndicated revolving credit facilities aggregating $2.8 billion, consisting of a $1.7 billion five-year revolving facility and a $1.1 billion 364-day revolving facility. The Company's allocation is $1,840.0 million, consisting of a $1,120.0 million five-year revolving credit and a $720.0 million 364-day revolving credit. The Company has the ability to request a change in its allocation to maintain the required amount of support for the Company's outstanding commercial paper and commercial paper guarantees. These facilities provide for borrowings at interest rates which vary according to LIBOR or money market rates. At September 30, 1997, there were no borrowings under these facilities. These facilities were amended and restated as of October 6, 1997. The facilities now aggregate to $2.5 billion, consisting of a $1,875.0 million five-year facility and a $625.0 million 364-day facility. The Company's allocation is $2,250.0 million, consisting of a $1,687.5 million five-year revolving credit and a $562.5 million 364-day revolving credit.

  The Company has a $1.0 billion five year revolving credit facility to support its $1.0 billion Euro-commercial paper program. The commercial paper is issued by Caterpillar International Finance plc, an Irish subsidiary of the Company, with the guarantee of the Company. Proceeds from the issuance of commercial paper have been used to replace bank borrowings of certain of the Company's subsidiaries. At September 30, 1997, there were no borrowings under this facility.

  Through the course of normal business, the Company is exposed to market risk from fluctuations in interest rates and foreign currency exchange rates. To manage these exposures, the Company uses interest rate and currency derivative financial instruments. The Company does not use any of these instruments for trading purposes.

  Interest rate swap agreements are used to manage the risk due to fluctuations in interest rates. These agreements reduce the risk of deteriorating margins between interest-earning assets and interest-bearing liabilities and allow the Company to gain competitive and economic advantages by minimizing funding costs regardless of the direction interest rates move. As of September 30, 1997, the Company had outstanding interest rate swap contracts with notional amounts totaling $1,778.5 million, all of which are designated as hedges of either specific debt issuances or of commercial paper. These swap agreements have terms generally ranging up to five years, which effectively change $1,452.5 million of floating rate debt to fixed rate debt, $107.5 million of fixed rate debt to floating rate debt, and $218.4 million of floating rate debt to floating rate debt having different characteristics.

  Foreign exchange contracts are used to minimize the risk associated with fluctuations in exchange rates. The Company has foreign exchange contracts to hedge its U.S. dollar denominated obligations in Spain and Thailand, its U.S. dollar denominated positions in Australia, its capital investment in Thailand, and its foreign currency denominated short-term intercompany loans receivable against currency fluctuations. The Company only enters into foreign currency related derivative instruments to neutralize risk - not as speculative instruments. These contracts have terms generally ranging up to one year. At September 30, 1997, the Company had foreign exchange contracts totaling $883.0 million, of which $1.2 million were with Caterpillar.



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



         Caterpillar Financial Services Corporation
                        (Registrant)






Date:  October 31, 1997         By:       /s/K.C. Springer
                                    K.C. Springer, Controller and
                                    Principal Accounting Officer





Date:  October 31, 1997         By:       /s/J.S. Beard
                                                  J.S. Beard,
                         President