Form 10-K
period 1997-12-31
CATERPILLAR FINANCIAL SERVICES CORP
filed 1998-02-27
CIK 764764

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-K

(Mark One)
[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1997 Commission File No. 0-13295

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

      Title of each class                     Exchange
    6.19% Notes due April 2000         New York Stock Exchange
    6.40% Notes due August 2001        New York Stock Exchange
    8.96% Notes due March 2005         New York Stock Exchange
    9.50% Notes due February           New York Stock Exchange
2007

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

     At December 31, 1997, there was one share of common stock of the Registrant outstanding, which is owned by Caterpillar Inc.

     The Registrant complies with the conditions set forth in General Instruction (J)(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

                  Documents Incorporated by Reference
1997                               None



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

     The percentages of the total value of the Company's portfolio represented by these financing plans at December 31 of the past three years were as follows:


                                  1997        1996       1995
Retail Financing:
    Non-tax (financing)           29%         26%         22%
leases
    Installment sale              19%         20%         20%
contracts
    Tax-oriented leases           18%         19%         20%
    Customer loans                18%         19%         19%
    Dealer loans                   7%          6%         6%
    Government lease-purchase      2%          3%         3%
contracts
Wholesale Financing:               7%          7%         10%

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

     The Company provides financing only when acceptable credit standards and criteria are met. Decisions regarding credit applications are based upon the customer's credit history and financial strength, the intended use of the equipment being financed, and other considerations. In general, the Company obtains a security interest in the equipment under retail financing. Additionally, approximately four percent of the total value of the Company's portfolio (excluding loans to dealers) includes recourse to a dealer.

     Management closely monitors past due accounts and regularly evaluates the collectibility of receivable balances. The Company maintains an allowance for credit losses which it believes is sufficient to cover uncollectible accounts. Once it has been determined by management that it is probable that a portion of the receivable is not considered to be collectible, Company policy is to write off against such allowance that portion of the outstanding receivable which is estimated to not be recoverable. Management believes the allowance for credit losses at December 31, 1997 is sufficient to provide for any losses which may be sustained on outstanding receivables. For more information on receivables and the allowance for credit losses, see Note 2 to the Consolidated Financial Statements.

     The following table summarizes the Company's delinquency experience showing past-due receivables as a percentage of total receivables:

                       Delinquency Experience
                                                        December 31,

                                            1997    1996   1995
     Past due 31 to 60 days                 1.0%    0.7%   0.6%
     Past due over 60 days                  0.7%    1.4%   1.4%

     At December 31, 1997, the largest single customer (non-dealer) account represented 1.0% of the Company's portfolio and the five largest such customer (non-dealer) accounts represented 4.3% of the portfolio. With respect to dealer financing, at December 31, 1997, the largest single dealer account represented 2.3% of the Company's portfolio and the five largest such dealer accounts collectively represented 7.9% of the portfolio. In the opinion of the Company, the loss of the business represented by any one of these accounts would not have a material adverse effect on the Company's overall business.

Relationship with Caterpillar

     Caterpillar provides the Company with certain operational and financial support which is integral to the conduct of the Company's business. The employees of the Company are covered by various benefit plans, including pension/post-retirement plans, administered by Caterpillar. The Company reimburses Caterpillar for these and certain other corporate services. For more information on payments for services, see Note 10 to the Consolidated Financial Statements.

     The Company, in conjunction with Caterpillar and its subsidiaries, offers below-market-rate financing to customers under certain merchandising programs. Caterpillar, at the outset of the transaction, remits to the Company an amount equal to the present value of the interest differential which is recognized as income over the term of the contracts. For more information on the interest differential payments, see Note 10 to the Consolidated Financial Statements.

     The Company has agreements with subsidiaries of Caterpillar to purchase, at a discount, some or all of the subsidiaries' receivables generated by sales of products to Caterpillar dealers. See Note 10 to the consolidated Financial Statements. In January 1998, the Company also established a special purpose corporation to purchase trade receivables from Caterpillar. The Company expects this receivables pool to maintain a balance between $700.0 and $900.0 million. See Note 14 to the Consolidated Financial Statements.

     Through December 31, 1997, Caterpillar had invested a total of $395.0 million in the equity of the Company. The Company and Caterpillar also have an agreement (the "Support Agreement") which provides, among other things, that Caterpillar will (i) remain, directly or indirectly, the sole owner of the Company, (ii) ensure that the Company maintains a tangible net worth of at least $20.0 million, (iii) permit the Company to use (and the Company is required to use) the name "Caterpillar" in the conduct of its business, and
(iv) ensure that the Company maintains a ratio of earnings and interest expense (as defined) to interest expense of not less than
1.15 to 1. The Support Agreement provides that it may be modified, amended, or terminated by either party. However, no such modification or amendment, which adversely affects the holders of any debt outstanding at the execution thereof, is binding on or in any manner becomes effective with respect to (i) any then outstanding commercial paper, or (ii) any other debt then outstanding unless such modification or amendment is approved in writing by the holders of 66-2/3% of the aggregate principal amount of such other debt. The obligations of Caterpillar under the Support Agreement are to the Company only and are not directly enforceable by any creditor of the Company, nor do such obligations constitute a guarantee by Caterpillar of the payment of any debt or obligation of the Company.

     To supplement external debt financing sources, the Company has variable amount lending agreements with Caterpillar (including two of its subsidiaries). As of January 1998, the Company may borrow up to $732.7 million from Caterpillar, and Caterpillar may borrow up to $532.7 million from the Company. All of the variable amount lending agreements are effective for indefinite terms, may be amended from time to time, and may be terminated by either party upon 30 days notice. At December 31, 1997, 1996, and 1995 the Company had borrowings with Caterpillar totaling $243.5 million, $150.0 million, and $475.5 million respectively,(see Note 6 to the Consolidated Financial Statements), but had no loans receivable under these agreements.

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

Item 2.  Properties

     The Company's principal executive offices are located in Nashville, Tennessee, and it has 27 additional full-service offices. Of these, 7 are in the United States, 14 are in Europe, and 6 are in other countries. All offices are leased with the exception of one in Mexico City, Mexico. For more information on leases, see Note 11 to the Consolidated Financial Statements.

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

     New retail financing during 1997 totaled $4,375.7 million, a 21% increase over the $3,619.2 million financed in 1996 and a 45% increase over the $3,024.0 million financed in 1995. These increases were primarily the result of financing an increased percentage of dealer deliveries of Caterpillar product assisted by an increase in use of below-market-rate merchandising programs. Wholesale financing activity during 1997 was $2,551.5 million, a 16% increase over the $2,191.5 million financed in 1996, and a 24% increase over the $2,054.4 million financed in 1995. The increase resulted primarily from expansion of the rental fleet program in North America. The maturity for these contracts is generally 36 months, however, the Company's experience has been that most terminate within six months.

     Revenues from operations in the United States were 74% of total revenues in 1997, and 1996, and were 77% in 1995. Net income from operations in the United States was 82%, 79%, and 89% of total net income in 1997, 1996, and 1995, respectively. For more geographic segment information, see Note 12 to the Consolidated Financial Statements.

     Past due percentages over 30 days decreased in 1997 to 1.7% compared to 2.1% in 1996. The allowance for credit losses will continue to be monitored to provide for an amount which, in management's judgment, will be adequate to cover uncollectible receivables after considering the value of any collateral.

     The Company has evaluated the impact of preparing its systems for the year 2000. It has identified areas of potential impact and is implementing conversion efforts. The Company's target is to have all systems ready for the year 2000 by December 31, 1998. The financial impact of making the required systems changes is not expected to be material to the Company's financial position or results of operations.

     For more information on the composition of the Company's portfolio by financing plan, see "Item 1. Business."

1997 Compared With 1996

     Total revenues for 1997 were $791.5 million, a 17% increase over 1996 revenues of $678.0 million. The increase in revenues resulted primarily from increased financing volume (the portfolio value increased to $7,189.3 million at December 31, 1997 from $6,212.3 million at December 31, 1996), partially offset by a lower yield.

     The annualized interest rate on finance receivables (computed by dividing annualized finance income by the average monthly finance receivable balances, net of unearned income) was 8.7% for 1997 compared with 8.9% for 1996. Tax benefits associated with governmental lease purchase contracts and tax-oriented leases are not reflected in such annualized interest rates.

     Other income of $62.8 million for 1997 included servicing and other securitization-related income, fees, gains on sales of receivables, and other miscellaneous income. The increase of $16.3 million for 1997 resulted primarily from an increase of $6.5 million from sales of used equipment, an increase of $5.6 million in servicing and other securitization-related income and increased gains on sales of receivables of $3.6 million.

     Interest expense for 1997 was $366.7 million, $51.3 million higher than 1996 due to increased borrowings to support the larger portfolio, partially offset by lower borrowing rates, as the average cost of borrowed funds was 5.9% in 1997 compared with 6.0% in 1996.

     Depreciation expense increased from $121.0 million in 1996 to $139.3 million in 1997 due to new operating lease business.

     General, operating, and administrative expenses increased $14.0 million over 1996 primarily due to staff-related and other expenses required to increase new business, service the larger managed portfolio and support international expansion. The Company's full-time employment increased from 576 at the end of 1996 to 684 at December 31, 1997.

     Provision for credit losses decreased from $41.3 million in 1996 to $39.2 million in 1997. Receivables, net of recoveries, of $19.6 million were written off against the allowance for credit losses during 1997 compared with $20.6 million during 1996. Receivables past due over 30 days were 1.7% of total receivables at December 31, 1997 compared with 2.1% at December 31, 1996. The allowance for credit losses will continue to be monitored to provide for an amount which, in management's judgment, is adequate to cover uncollectible receivables after considering the value of any collateral. At December 31, 1997, the allowance for credit losses was $83.5 million which was 1.3% of finance receivables, net of unearned income (1.4% excluding wholesale receivables), compared with $74.4 million and 1.3% (1.4% excluding wholesale receivables), respectively, at December 31, 1996.

     The effective income tax rate for 1997 was 36% compared with 35% for 1996. For more information on this change, see Note 8 to the Consolidated Financial Statements.

     Net income in 1997 was $94.2 million, compared with $75.6 million in 1996. The increase resulted primarily from a larger portfolio.


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

     The effective income tax rate for 1996 was 35% compared with 37% for 1995. For more information on this change, see Note 8 to the Consolidated Financial Statements.

     Net income in 1996 was $75.6 million, compared with $65.2 million in 1995. The increase resulted primarily from a larger portfolio and improving results from operations outside the United States, partially offset by a $6.8 million mark-to-market after tax gain in the first half of 1995 for interest rate caps written by the Company.



Capital Resources and Liquidity

     The Company's operations during the year were primarily funded with a combination of commercial paper, proceeds from sales (via securitizations) of receivables, medium-term notes, bank borrowings, retained earnings, and additional equity capital of $50.0 million invested by Caterpillar.

     The Company securitized $346.6 million of its installment sale contracts in May 1997 and $314.4 million of its installment sale contracts in
November 1997. The Company's private-placement, revolving, asset-backed securitization of wholesale receivables was increased from $500.0 million to $600.0 million in September 1997. These installment sale contracts and wholesale receivables were sold to Caterpillar Financial Funding Corporation and Caterpillar Financial Asset Sales Corporation, respectively. The assets of Caterpillar Financial Funding Corporation and Caterpillar Financial Asset Sales Corporation, including such installment sale contracts and wholesale receivables are not available to pay creditors of the Company. The proceeds from these securitizations and the equity capital provided by Caterpillar were used to reduce debt. The Company recognized a $2.3 million pre-tax gain on the May transaction, a $.6 million pre-tax gain on the September transaction and a $4.8 million pre-tax gain on the November transaction.

     The net amount of sold receivables serviced by the Company was $1,409.3 million at December 31, 1997, which consisted of $600.0 million of wholesale receivables, under a revolving asset-backed securitization agreement, and $809.3 million of installment sale contracts. The Company receives fees for servicing these receivables.

     Total debt outstanding as of December 31, 1997, was $6,337.1 million, an increase of $904.7 million over that at December 31, 1996 and was primarily comprised of $3,322.2 million of medium-term notes, $2,536.0 million of commercial paper, and $145.0 million of bank borrowings. Interest rate swaps were contracted to hedge against interest rate fluctuations. See Note 6 to the Consolidated Financial Statements for more information on debt and swaps.

     At December 31, 1997, the Company had available, from a number of banks, a total of $585.2 million of short-term credit lines which expire at various dates in 1998. These credit lines support the Company's outstanding commercial paper and commercial paper guarantees and are utilized for bank borrowings. At December 31, 1997, there were $145.0 million of these lines utilized for bank borrowings.

    The Company also participates with Caterpillar in two syndicated revolving credit facilities aggregating $2,500.0 million, consisting of a $1,875.0 million five-year facility and a $625.0 million 364-day revolving facility. The Company's allocation is $2,250.0 million, consisting of a $1,687.5 million five-year revolving credit and a $562.5 million 364-day revolving credit. The Company has the ability to request a change in its allocation to maintain the required amount of support for the Company's outstanding commercial paper and commercial paper guarantees. These facilities provide for borrowings at interest rates which vary according to LIBOR or money market rates. At
December 31, 1997, there were no borrowings under these facilities.

     The Company has a $1.0 billion five year revolving credit facility in the United Kingdom to support its $1.0 billion Euro-commercial paper. The commercial paper is issued by Caterpillar International Finance plc, an Irish subsidiary of the Company, with the guarantee of the Company. Proceeds from the issuance of commercial paper have been used to replace bank borrowings of certain of the Company's subsidiaries. At December 31, 1997, there were no borrowings under this facility.

     The revolving credit facilities require the Company to maintain its consolidated ratio of profit before taxes plus fixed charges to fixed charges at no less than 1.15 to 1 for each quarter, and the Company's total debt to total stockholder's equity, as defined by the agreements, may not exceed 8.0 to 1 at year-end (8.5 to 1 moving six month average at other than year-end); and the Company's tangible net worth must be at least $20.0 million. At
December 31, 1997, the Company was in compliance with these requirements.

     The Company's funding requirements were met primarily through the sale of commercial paper and medium-term notes and through bank borrowings. During 1997, the average outstanding commercial paper balance, net of discount, was $2,426.6 million at an average interest rate of 5.4%. At December 31, 1997, the face value of commercial paper outstanding was $2,536.0 million. During 1997, $849.0 million of fixed-rate medium-term notes were sold at an average interest rate of 6.5%, and $967.7 million of floating rate medium-term notes were sold at rates primarily indexed to LIBOR. Medium-term notes outstanding at
December 31, 1997 were $3,322.2 million. During the year, the average outstanding bank borrowings were $179.3 million at an average interest rate of 4.8%.

     Through the course of normal business, the Company is exposed to market risk from fluctuations in interest rates and foreign currency exchange rates. To manage these exposures, the Company uses interest rate and currency derivative financial instruments. The Company does not use any of these instruments for trading purposes.

     Interest rate swap agreements are used to manage the risk due to fluctuations in interest rates. These agreements reduce the risk of deteriorating margins between interest-earning assets and interest-bearing liabilities and allow the Company to gain competitive and economic advantages by minimizing funding costs regardless of the direction interest rates move. At December 31, 1997, notional amounts of interest rate swap agreements totaled $1,742.9 million.

     The Company's degree of interest rate sensitivity has been simulated through computer modeling by measuring the re-pricing characteristics of interest-sensitive assets, liabilities and off-balance sheet derivatives. The interest rate sensitivity modeling technique includes the creation of prospective twelve month "baseline" and "rate shocked" net interest expense simulations. At the date that the interest rate sensitivity is modeled, "baseline" net interest expense is derived considering the current level of interest-sensitive assets and related income (based on contractual repayment), the current level of interest-sensitive liabilities and related maturities, equity and the current level of off-balance sheet derivatives. The "baseline" simulation also assumes that, over the next successive twelve months, market interest rates (as of the date of the simulation) are held constant and that no new loans are extended. Once the "baseline" net interest expense is known, market interest rates, previously held constant, are raised 100 basis points instantaneously and parallel across the entire curve, and a "rate shocked" simulation is run. Interest rate sensitivity is then measured as the difference between calculated "baseline" and "rate shocked" net interest expense.

     Utilizing the Company's computer modeling, if no new fixed rate loans or leases were extended and no new actions to alter existing interest rate sensitivity were taken after December 31, 1997, the impact to interest expense of an immediate hypothetical 100 basis points parallel rise in the yield curve on January 1, 1998 would be an estimated $9.6 million increase over the twelve months ending December 31, 1998. Although management believes that this measure provides a meaningful estimate of the Company's interest rate sensitivity, it does not adjust for potential changes in the credit quality, size and composition of the balance sheet and other business developments that could affect net interest income or expense. Accordingly, no assurance can be given that actual results would not differ materially from the potential outcome simulated by the Company's computer modeling. Further, the Company's computer modeling does not necessarily represent management's current view of future market interest rate movements.

      Foreign exchange contracts are used to minimize the risk associated with fluctuations in exchange rates. The Company has forward exchange contracts to hedge its U.S. dollar denominated obligations in Spain, its U.S. dollar denominated customer receivables in Australia, its foreign currency denominated short-term intercompany loans, and its net investment in Thailand against currency fluctuations. The Company only enters into foreign currency related derivative instruments to neutralize risk - not as speculative instruments. These contracts have terms generally ranging up to three months. At December 31, 1997, the Company had forward exchange contracts totaling $1,055.3 million, of which $3.1 million were with Caterpillar.

     The exchange gains/losses associated with exposure for net investments in foreign subsidiaries other than Thailand are not hedged and are reflected in "Foreign currency translation adjustment" (see Note 1 H to the Consolidated Financial Statements). $9.8 million of the Company's $16.3 million net investment in Thailand is hedged by foreign exchange contracts described above.

     Equity capital at the end of 1997 was $811.1 million, an increase of $115.8 million during the year. This increase included $94.2 million of retained earnings from operations and $50.0 million of additional equity investment made by Caterpillar. The increase in debt and the funds provided by operations and by Caterpillar were used to finance the increase in the portfolio. The ratio of debt to equity at December 31, 1997 and 1996 was 7.8 to 1, compared with
7.7 to 1 for 1995. Included in the debt to equity ratio are short-term borrowings from Caterpillar.


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

          Information for Item 13 is not required.  See General
Instruction J.

PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

     (a)  The following documents are filed as part of this report:

          1.  Financial Statements

                  Report of Independent Accountants
                         Consolidated Statement of Financial Position
               at
                           December 31, 1997, 1996, and 1995
                         Consolidated Statement of Income and
               Retained Earnings for      the Years Ended December
               31, 1997, 1996, and 1995
                         Consolidated Statement of Cash Flows for the
               Years Ended        December 31, 1997, 1996, and 1995
               Notes to Consolidated Financial Statements

     (b)  Reports on Form 8-K

               A report on form 8-K dated December 17, 1997, was filed by the Company, containing a press release which announced the signing of a $1.5 billion European medium-term note program.

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



Dated:  February 27, 1998              By:          /s/ Paul J. Gaeto
Paul J. Gaeto, Secretary


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

    Date                       Signature                      Title

February 27, 1998        /s/ James S. Beard            President,
Director and
                       (James S. Beard)        Principal Executive
                                                 Officer


February 27, 1998        /S/ James R. English     Executive Vice
President
                       (James R. English)           and Director



February 27, 1998        /s/ James W. Owens            Director
                       (James W. Owens)



February 27, 1998        /s/ Kenneth C. Springer       Controller and
Principal
                       (Kenneth C. Springer)   Accounting Officer



February 27, 1998        /s/ Edward J. Scott           Treasurer and
Principal
                       (Edward J. Scott)            Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholder of Caterpillar Financial Services Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 11 present fairly, in all material respects, the financial position of Caterpillar Financial Services Corporation and its subsidiaries at December 31, 1997, 1996, and 1995, and the results of their operations and their cash flows for each of the three years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PRICE WATERHOUSE LLP

New York, New York
January 30, 1998
             CATERPILLAR FINANCIAL SERVICES CORPORATION

            CONSOLIDATED STATEMENT OF FINANCIAL POSITION
              (Millions of dollars, except share data)

                                                       December 31,

                                        1997       1996       1995

     Assets:
       Cash and cash equivalents             $          $          $
                                          41.5       27.0       43.6
       Finance receivables (Notes 2,
     3, and 5):
         Wholesale notes receivable      497.9      465.1      538.3
         Retail notes receivable       1,852.1    1,535.9    1,382.1
         Investment in finance         4,993.6    4,352.5    3,471.7
     receivables
                                       7,343.6    6,353.5    5,392.1
         Less: Unearned income           661.8      604.3      515.6
               Allowance for credit       83.5       74.4       57.0
     losses
                                       6,598.3    5,674.8    4,819.5

       Equipment on operating
     leases,
         less accumulated                558.7      511.0      437.3
     depreciation (Note 4)
       Deferred income taxes (Note         4.6        2.9          -
     8)
       Other assets                      223.7      148.5      121.7
     Total assets                      $7,426.    $6,364.    $5,422.
                                             8          2          1


     Liabilities and stockholder's
     equity:
       Payable to dealers and others     $84.9      $88.1      $51.0
       Payable to Caterpillar Inc. -     243.5      150.0      475.5
          Borrowings (Note 10)
       Payable to Caterpillar Inc. -       4.1        3.1        5.1
          Other  (Note 10)
       Accrued interest payable           47.3       39.2       39.2
       Income taxes payable (Note 8)      81.4       40.4       18.5
       Other liabilities                  22.2       23.5        4.5
       Short-term borrowings (Note 6)  2,731.5    2,678.9    1,453.1
       Current maturities of long-     1,087.9    1,057.8    1,105.8
         term debt (Note 6)
       Long-term debt (Note 6)         2,274.2    1,545.7    1,621.3
       Deferred income taxes (Note 8)     38.7       42.2       44.8
     Total liabilities                 6,615.7    5,668.9    4,818.8

     Commitments and contingent
     liabilities
         (Note 7)

       Common stock - $1 par value
         Authorized: 2,000 shares
         Issued and outstanding: one     395.0      345.0      325.0
     share
       Retained earnings                 442.7      348.5      272.9
       Foreign currency translation     (26.6)        1.8        5.4
     adjustment
     Total stockholder's equity          811.1      695.3      603.3

     Total liabilities and            $7,426.8   $6,364.2   $5,422.1
     stockholder's equity





          (See Notes to Consolidated Financial Statements)
             CATERPILLAR FINANCIAL SERVICES CORPORATION

       CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

                  FOR THE YEARS ENDED DECEMBER 31,
                        (Millions of dollars)

                                       1997       1996        1995
Revenues:
  Wholesale finance income              $49.5      $47.4       $64.2
  Retail finance income                 499.3      427.2       361.1
  Rental income                         179.9      156.9       133.6
  Other income                           62.8       46.5        52.9
        Total revenues                  791.5      678.0       611.8

Expenses:
  Interest (Note 6)                     366.7      315.4       298.4
  Depreciation                          139.3      121.0       101.2
  General, operating, and                96.8       82.8        61.9
   administrative
  Provision for credit losses            39.2       41.3        42.8
  Other expense                           1.8        1.7         3.8
        Total expenses                  643.8      562.2       508.1

Income before income taxes              147.7      115.8       103.7

Provision for income taxes (Note 8)      53.5       40.2        38.5

        Net income                       94.2       75.6        65.2

Retained earnings - beginning of        348.5      272.9       207.7
year

Retained earnings - end of year        $442.7     $348.5      $272.9

























          (See Notes to Consolidated Financial Statements)

             CATERPILLAR FINANCIAL SERVICES CORPORATION

                CONSOLIDATED STATEMENT OF CASH FLOWS

                  FOR THE YEARS ENDED DECEMBER 31,
                        (Millions of dollars)


                                       1997       1996        1995
Cash flows from operating
activities:
  Net income                          $  94.2    $  75.6     $  65.2
  Adjustments for non-cash items:
    Depreciation                        139.3      121.0       101.2
    Provision for credit losses          39.2       41.3        42.8
    Mark-to-market adjustment               -          -      (10.9)
    Other                              (40.8)      (6.3)       (1.3)
  Change in assets and liabilities:
    Receivables from customers and     (39.6)      (2.0)      (30.5)
others
    Deferred income taxes               (3.1)      (5.5)        34.2
    Payable to dealers and others       (0.9)       37.1         3.2
    Payable to Caterpillar Inc. -         1.5      (2.0)         1.9
Other
    Accrued interest payable              8.5          -         1.1
    Income taxes payable                 41.0       21.9       (3.1)
    Other, net                          (3.2)        5.5      (10.7)
      Net cash provided by operating
      activities                        236.1      286.6       193.1

Cash flows from investing
activities:
  Additions to property and           (282.3)    (264.2)     (209.9)
equipment
  Disposals of equipment                122.5      105.4        84.1
  Additions to finance receivables   (6,643.7)  (5,801.5)   (4,868.6)
  Collections of finance receivables  3,604.8    3,406.5     2,786.8
  Proceeds from sales of receivables  1,832.8    1,424.9     1,261.5
  Other, net                            (2.7)        2.3         2.4
      Net cash used for investing
      activities                     (1,368.6)  (1,126.6)     (943.7)

Cash flows from financing
activities:
  Additional paid-in capital             50.0       20.0        30.0
  Payable to Caterpillar Inc. -          93.5    (325.5)       475.5
Borrowings
  Proceeds from long-term debt        1,822.3    1,050.0     1,145.0
  Payments on long-term debt         (1,059.9)  (1,169.3)     (905.9)
  Short-term borrowings, net            240.7    1,244.4        33.2
      Net cash provided by financing
      activities                      1,146.6      819.6       777.8

Effect of exchange rate changes on         .4        3.8          .1
cash

Net change in cash and cash              14.5     (16.6)        27.3
equivalents

Cash and cash equivalents at
beginning
  of year                                27.0       43.6        16.3

Cash and cash equivalents at end of   $  41.5    $  27.0     $  43.6
year






          (See Notes to Consolidated Financial Statements)

             CATERPILLAR FINANCIAL SERVICES CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollar amounts in millions)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Operations and basis of consolidation

     Caterpillar Financial Services Corporation (the "Company") is a wholly owned finance subsidiary of Caterpillar Inc. ("Caterpillar"). The Company provides financing of earth-moving, construction, and materials handling machinery and engines sold by Caterpillar dealers, and turbine engines sold by Solar Turbines Incorporated through offices located in the Americas, Australia, Europe, and Asia. The Company also provides customer and dealer loans for various business purposes.

     The accompanying financial statements include the accounts of Caterpillar Financial Services Corporation and its subsidiaries. All material intercompany balances have been eliminated.

     Certain amounts in the prior period financial statements have been reclassified to conform to the 1997 presentation.

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

     Deferred amounts relating to foreign exchange contracts are recorded as either Other assets or Other liabilities, and the premium/discount is recognized as an adjustment to Interest expense. Exchange gains/losses on these contracts are recorded in General, operating, and administrative expense. Note 6 contains additional information about interest rate and foreign currency derivative contracts.

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

H.  Foreign currency translation

     Assets and liabilities of foreign subsidiaries (the majority of whom use the local currency as their functional currency) are translated at current exchange rates, and the effects of translation adjustments are reported as a separate component of stockholder's equity entitled "Foreign currency translation adjustment."

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



NOTE 2 - RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

     The contractual maturities of outstanding receivables at December 31, 1997 were:

              Installment  Financing
Amounts due    Contracts     leases       Notes       Total
     in

    1998        $   612.9    $ 1046.9   $ 1,122.4   $ 2,782.2
    1999            418.4       773.7       411.2     1,603.3
    2000            266.8       503.0       403.9     1,173.7
    2001            130.5       255.9       178.4       564.8
    2002             44.5        96.0        83.3       223.8
 Thereafter          12.1       108.0       150.8       270.9
                  1,485.2     2,783.5     2,350.0     6,618.7
Residual                        724.9                   724.9
value

   Total        $ 1,485.2   $ 3,508.4   $ 2,350.0   $ 7,343.6

     Receivables generally may be repaid or refinanced without penalty prior to contractual maturity. The Company, from time to time, also sells receivables. Accordingly, this presentation should not be regarded as a forecast of future cash collections.

     The average recorded investment in impaired loans and leases (those for which management does not expect to collect all amounts due according to the contractual terms of the agreement) during 1997 was $46.7 million compared with $42.8 million during 1996 and $50.5 million during 1995. The total recorded investment in impaired loans and leases at December 31, 1997 of $30.4 million ($33.4 million at December 31, 1996 and $36.8 million at December 31, 1995) less the fair value of the underlying collateral of $18.5 million ($21.4 million at December 31, 1996 and $25.2 million at December 31, 1995) represents a $11.9 million ($12.0 million for 1996 and $11.6 million for 1995) potential loss on currently impaired loans and leases for which there is a related allowance for credit losses. At December 31, 1997, the recognition of finance income had been suspended on $20.0 million of finance receivables compared with $23.3 million at December 31, 1996 and $44.1 million at December 31, 1995.

     Activity relating to the allowance for credit losses, including the portion related to impaired loans and leases, is shown below for the year ended December 31:

                                      1997        1996       1995

Balance at beginning of year         $  74.4     $  57.0    $  49.5
Provision for credit losses             39.2        41.3       42.8
Receivables written off, net of       (19.6)      (20.6)     (33.2)
recoveries
Adjustment related to sale of          (6.6)       (3.2)      (2.7)
receivables
Foreign currency translation           (3.9)        (.1)         .6
adjustment

Balance at end of year               $  83.5     $  74.4    $  57.0


     The Company securitized $346.6 million of its installment sale contracts in May 1997 and $314.4 million of its installment sale contracts in
November 1997. The Company's private-placement, revolving, asset-backed securitization of wholesale receivables was increased from $500.0 million to $600.0 million in September 1997. These installment sale contracts and wholesale receivables were sold to Caterpillar Financial Funding Corporation and Caterpillar Financial Asset Sales Corporation, respectively. The assets of Caterpillar Financial Funding Corporation and Caterpillar Financial Asset Sales Corporation, including such installment sale contracts and wholesale receivables are not available to pay creditors of the Company. The proceeds from these securitizations were used to reduce debt. The Company recognized a $2.3 million pre-tax gain on the May transaction, a $.6 million pre-tax gain on the September transaction and a $4.8 million pre-tax gain on the November transaction.

     The net amount of sold receivables serviced by the Company was $1,409.3 million at December 31, 1997, which consisted of $600.0 million of wholesale receivables under a revolving asset-backed securitization agreement, and $809.3 million of installment sale contracts. The Company receives fees for servicing these receivables.


NOTE 3 - INVESTMENT IN FINANCING LEASES

     The components of the Company's net investment in financing leases at December 31 were as follows:

                                       1997       1996       1995

Total minimum lease payments         $2,783.5   $2,383.3   $1,857.5
receivable
Estimated residual value of leased
assets:
   Guaranteed                           206.0      162.5      113.3
   Unguaranteed                         518.9      401.8      296.8
                                      3,508.4    2,947.6    2,267.6
  Less:  Unearned Income                477.6      429.8      362.7

Net investment in financing leases   $3,030.8   $2,517.8   $1,904.9


NOTE 4 - EQUIPMENT ON OPERATING LEASES

     Components of the Company's investment in equipment on operating leases, less accumulated depreciation, at December 31 were as follows:

                                       1997       1996       1995

Equipment on operating leases, at      $827.3     $755.4    $ 650.6
cost
  Less:  Accumulated depreciation       268.6      244.4      213.3

Equipment on operating leases, net     $558.7     $511.0    $ 437.3


          At December 31, 1997, scheduled minimum rental payments for operating leases were as follows:

            1998                       $148.4
            1999                         98.5
            2000                         75.3
            2001                         40.3
            2002                         12.3
            Thereafter                    1.2

            Total                      $376.0


NOTE 5 - CONCENTRATION OF CREDIT RISK

     The Company's receivables are primarily comprised of receivables under installment sale contracts, receivables arising from leasing transactions, and notes receivable. The Company generally maintains a secured interest in equipment financed, and a substantial portion of its business activity is with customers located within the United States. Receivables from customers in construction-related industries made up approximately one-third of total finance receivables as of December 31, 1997, 1996, and 1995. However, no single customer or region represents a significant concentration of credit risk.

NOTE 6 - BORROWINGS

Short-Term Borrowings

     Total average short-term borrowings during 1997, 1996, and 1995 were $2,654.9 million, $2,240.3 million, and $1,963.4 million, respectively. The approximate weighted average interest rate on short-term borrowings was 5.3% during 1997 and 1996 and 5.8% during 1995. Cash paid for interest on external short-term borrowings was $146.1 million in 1997, $139.7 million in 1996, and $121.2 million in 1995. Commercial paper and bank borrowings outstanding at December 31, 1997 generally had maturities not exceeding 90 days with average interest rates of 5.2% and 4.5%, respectively.

     Short-term borrowings at December 31 consisted of the following:

                                      1997       1996       1995

Commercial paper, net               $2,536.0   $2,382.1     $710.3
Notes payable to banks, net            145.0      257.2      712.1
Other                                   50.5       39.6       30.7

Total                               $2,731.5   $2,678.9   $1,453.1



     At December 31, 1997, the Company had available, from a number of banks, a total of $585.2 million of short-term credit lines which expire at various dates in 1998. These credit lines support the Company's outstanding commercial paper and commercial paper guarantees and are utilized for bank borrowings. At December 31, 1997, there were $145.0 million of these lines utilized for bank borrowings.

    The Company also participates with Caterpillar in two syndicated revolving credit facilities aggregating $2,500.0 million, consisting of a $1,875.0 million five-year facility and a $625.0 million 364-day revolving facility. The Company's allocation is $2,250.0 million, consisting of a $1,687.5 million five-year revolving credit and a $562.5 million 364-day revolving credit. The Company has the ability to request a change in its allocation to maintain the required amount of support for the Company's outstanding commercial paper and commercial paper guarantees. These facilities provide for borrowings at interest rates which vary according to LIBOR or money market rates. At
December 31, 1997, there were no borrowings under these facilities.

     The Company has a $1.0 billion five year revolving credit facility in the United Kingdom to support its $1.0 billion Euro-commercial paper. The commercial paper is issued by Caterpillar International Finance plc, an Irish subsidiary of the Company, with the guarantee of the Company. Proceeds from the issuance of commercial paper have been used to replace bank borrowings of certain of the Company's subsidiaries. At December 31, 1997, there were no borrowings under this facility.

     The revolving credit facilities require the Company to maintain its consolidated ratio of profit before taxes plus fixed charges to fixed charges at no less than 1.15 to 1 for each quarter, the Company's total debt to total stockholder's equity, as defined by agreement, may not exceed 8.0 to 1 at year-end (8.5 to 1 moving six month average at other than year end effective
October 7, 1996); and the Company's tangible net worth must be at least $20.0 million. At December 31, 1997, the Company was in compliance with these requirements.

Long-Term Borrowings

     During 1997, the Company publicly issued $1,816.7 million of medium-term notes, of which $849.0 million were at fixed interest rates and $967.7 million were at floating interest rates primarily indexed to LIBOR. Interest rates on fixed-rate medium-term notes are established by the Company as of the date of issuance. The notes are offered on a continuous basis through agents and have maturities ranging from nine months to 15 years. The weighted average interest rate on all outstanding medium-term notes was 6.1% at December 31, 1997. Cash paid for interest on long-term debt in 1997, 1996, and 1995 was $198.2 million, $167.5 million, and $174.9 million, respectively.

Long-term debt outstanding at December 31, 1997, matures as follows:

             1998                   $1,087.9
             1999                    1,192.2
             2000                      623.8
             2001                      287.0
             2002                      116.0
             Thereafter                 55.2

             Total                  $3,362.1


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

     As of December 31, 1997, the Company had outstanding interest rate swap contracts with notional amounts totaling $1,742.9 million, all of which are either designated as hedges of debt issuances or of commercial paper. These swap agreements have terms generally ranging up to five years, which effectively change $1,517.1 million of floating rate debt to fixed rate debt, $107.5 million of fixed rate debt to floating rate debt, and $118.3 million of floating rate debt to floating rate debt having different characteristics. The interest rate swaps designated to commercial paper provide the ability to obtain fixed rate term debt utilizing short-term debt markets.

     The Company's current accounting loss exposure on interest rate swaps related to credit risk is limited to the accrued receivable of $.4 million at December 31, 1997. In addition, the Company may incur additional costs in replacing at current market rates any contracts for which a counterparty fails to perform. The market value of interest rate swap agreements in a favorable position to the Company was $19.5 million at December 31, 1997. To minimize the risk of credit losses being incurred, the Company transacts new deals only with counterparties that have A- or better credit ratings and monitors the credit standing of the counterparties. The Company does not anticipate nonperformance by any of these counterparties.

     Foreign exchange contracts are used to minimize the risk associated with fluctuations in exchange rates. The Company has forward exchange contracts to hedge its U.S. dollar denominated obligations in Spain, its U.S. dollar denominated customer receivables in Australia, its foreign currency denominated short-term intercompany loans, and $9.8 million of its $16.3 million net investment in Thailand against currency fluctuations. These contracts have terms generally ranging up to three months. At
December 31, 1997, the Company had forward exchange contracts totaling $1,055.3 million, of which $3.1 million were with Caterpillar.




NOTE 7 - COMMITMENTS AND CONTINGENT LIABILITIES

     At December 31, 1997, the Company was contingently liable under guarantees of securities of certain Caterpillar dealers totaling $260.9 million of which $109.3 million was outstanding compared to $253.3 million and $158.7 million, respectively, at December 31, 1996 and compared to $282.2 million and $222.1 million, respectively, at December 31, 1995. These guarantees have terms ranging up to two years and are fully secured by dealer assets. No loss has been experienced nor is any anticipated under these guarantees.

     The Company is a party to agreements in the normal course of business with selected customers and dealers in which the Company commits to provide a set dollar amount of financing on a preapproved basis. The Company also provides lines of credit to selected customers and dealers, of which a portion remains unutilized as of December 31, 1997. Commitments and lines of credit generally have fixed expiration dates or other termination clauses. It has been the Company's experience that not all commitments and lines of credit will be utilized. Management uses its same credit policies in making commitments and granting lines of credit as it does for any other financing. The Company does not require collateral for these commitments/lines, but if credit is extended, collateral may be required upon funding. The amount of the commitments and lines of credit outstanding as of December 31, 1997 was $2.3 billion compared to $1.6 billion at December 31, 1996 and $1.1 billion at December 31, 1995.

     The Company is a party to various litigation matters and claims, and, while the results of litigation and claims cannot be predicted with certainty, management believes the final outcome of such matters and claims will not have a material adverse effect on its consolidated financial position.

NOTE 8 - INCOME TAXES

     The components of the provision for income taxes were as follows for the years ended December 31:

                                 1997         1996          1995
Current tax provision
(credit):
  U.S. federal taxes            $  47.2       $  32.8     $  (5.7)
  Foreign taxes                     8.8           8.2          6.1
  U.S. state taxes                  4.6           4.3          3.7
                                   60.6          45.3          4.1

Deferred tax provision
(credit):
  U.S. federal taxes              (9.1)         (7.7)         31.9
  Foreign taxes                     1.6           2.1          1.2
  U.S. state taxes                   .4            .5          1.3
                                  (7.1)         (5.1)         34.4

Total provision for income      $  53.5       $  40.2      $  38.5
taxes



     Current tax provision (credit) is the amount of income taxes reported or expected to be reported on the Company's tax returns.
Income taxes paid in 1997, 1996, and 1995 totaled $13.8 million, $22.4 million, and $5.4 million, respectively.

     Differences between accounting rules and tax laws cause differences between the bases of certain assets and liabilities for financial reporting and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities and consisted of the following components at December 31:


                                         1997       1996      1995
U.S. federal, foreign taxes, and U.S.
state:
Deferred tax assets:
  Allowance for credit losses            $ 21.9    $ 20.0    $ 18.1
  Alternative fuel tax credit               1.3        .7        .5
  Expected foreign tax credit               9.4      10.4       4.4
  Net operating loss carryforwards          4.9       4.0       3.9
                                           37.5      35.1      26.9

Deferred tax liabilities - primarily
  depreciation                           (66.7)    (70.4)    (67.8)
Valuation allowance for deferred tax      (4.9)     (4.0)     (3.9)
assets
                                         (71.6)    (74.4)    (71.7)

Deferred taxes - net                    $(34.1)   $(39.3)   $(44.8)



     Of the Company's foreign subsidiaries that are in net operating loss carry forward positions, there is not sufficient evidence to substantiate recognition of deferred tax assets. Accordingly, a valuation allowance has been recorded for this amount. It is possible that circumstances could change in the near term at one or more of these foreign subsidiaries which would allow the Company to reduce the valuation allowance and to record additional net deferred tax assets.


     The provision for income taxes was different than would result from applying the U.S. statutory rate to Income before income taxes for the years ended December 31, for the reasons set forth in the following reconciliation:

                                         1997      1996      1995

Taxes computed at U.S. statutory         $51.7     $40.5      $36.3
rates
Increases (decreases) in taxes
resulting
  from:
  Finance income not subject to
federal                                  (3.3)     (3.0)      (2.7)
    taxation
  State income taxes, net of federal       3.3       3.0        3.2
taxes
  Subsidiaries' results subject to
tax rates                                  1.2      (.3)        1.7
    other than U.S. statutory rates
  Other, net                                .6         -          -

Provision for income taxes               $53.5     $40.2      $38.5




     The domestic and foreign components of Income before income taxes for the years ended December 31, were as follows:

                                       1997       1996      1995

      Domestic                         $121.2    $ 89.7     $ 89.8
      Foreign                            26.5      26.1       13.9

      Total                            $147.7    $115.8     $103.7

     The foreign component of Income before income taxes is comprised of the profit of all consolidated subsidiaries located outside the United States.

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     1) Cash and cash equivalents, and other receivables, excluding accrued receivable on swaps and foreign exchange contracts in a receivable position; 2) Liabilities, excluding accrued interest payable on swaps, long-term debt, and deferred income taxes, the carrying amount is a reasonable estimate of fair value.

     Finance receivables - net. Fair value of the outstanding receivables (excluding tax-oriented leases with a net carrying amount at December 31, 1997, 1996, and 1995 of $752.5 million, $692.2 million, and $613.1 million, respectively, and the effect of yen currency swaps terminated in 1995) is estimated by discounting the future cash flows using the Company's current rates for new receivables with similar remaining maturities, except for wholesale financing with expected remaining maturities of less than one year, for which the carrying amount is considered a reasonable estimate of fair value. Historical experience of bad debts is also factored into the calculation.

     Long-term debt. Fair value is estimated by discounting the future cash flows using the Company's current borrowing rates for similar types and maturities of debt, except for floating rate notes for which the carrying amount is considered a reasonable estimate of fair value.

     Interest rate swaps, and forward exchange contracts. Fair value is estimated based upon the amount that the Company would receive or pay to terminate the agreements as of December 31. The carrying value for the Company's forward exchange contracts is the fair value.

     The estimated fair values of the Company's financial instruments at December 31, are as follows:
                          1997            1996             1995

                    Carrying   Fair  Carrying   Fair  Carrying   Fair
                     Amount    Value  Amount    Value  Amount   Value

Finance receivables
-   net, excluding
tax-    oriented    $5,845.8 $5,872.9 $4,982.6 $5,008.8 $4,206.4 $4,174.8
leases
Long-term debt      (3,362.1)(3,419.6)(2,603.5)(2,653.4)(2,727.1)(2,789.7)

Off-balance-sheet
  financial instruments
*:
 Interest rate
swaps:
  In a net
receivable                .4    19.5       .8     4.3      1.7     6.5
   position
  In a net payable
   position            (3.3)  (12.1)    (4.1)  (15.5)    (3.6)  (17.1)
 Forward exchange
  contracts:
  In a net gain
   position             47.7    47.7      8.5     8.5
  In a net loss
   position            (6.0)   (6.0)   (13.5)  (13.5)     (.7)    (.7)

*The amounts shown under "Carrying Amount" represent accruals or deferred income (fees) arising from these off-balance-sheet financial instruments.
  All derivative financial instruments are held or issued for purposes other than trading.

NOTE 10 - TRANSACTIONS WITH RELATED PARTIES

     Caterpillar has made capital contributions to the Company of $395.0 million. The Company and Caterpillar also have an agreement (the "Support Agreement") whereby Caterpillar will cause the Company to have at all times a net worth of at least $20.0 million and ensure that the Company maintains a ratio of earnings and interest expense (as defined) to interest expense of not less than 1.15 to 1.

     To supplement external debt financing sources, the Company has variable amount lending agreements with Caterpillar. Under these agreements, which may be amended from time to time, the Company may borrow up to $732.7 million from Caterpillar, and Caterpillar may borrow up to $282.7 million from the Company. All of the variable amount lending agreements are effective for indefinite terms and may be terminated by either party upon 30 days notice. In 1997, 1996 and 1995, the Company incurred $11.5 million, $20.7 million, and $2.5 million, respectively, in interest expense related to borrowings from Caterpillar. At December 31, 1997, 1996, and 1995 the Company had outstanding borrowings with Caterpillar totaling $243.5 million, $150.0 million, and $475.5 million, respectively, but had no loans receivable under these agreements.

 The Company has forward exchange contracts with Caterpillar to hedge its U.S. dollar denominated positions in Australia against currency fluctuations. These contracts have terms generally ranging up to three months. The Company had contracts with Caterpillar totaling $3.1 million, $2.3 million, and $96.6 million at December 31, 1997, 1996, and 1995, respectively.

 The Company has agreements with subsidiaries of Caterpillar to purchase, at a discount, some or all of the subsidiaries' receivables generated by sales of products to certain Caterpillar dealers. These purchases in 1997, 1996, and 1995 totaled $444.3 million, $397.3 million, and $330.7 million, respectively. The cash discount earned in 1997, 1996, and 1995 was $5.6 million, $5.4 million, and $5.3 million, respectively. At December 31, 1997, 1996, and 1995, wholesale notes receivable balances related to these contracts were $139.0 million, $146.4 million, and $189.7 million, respectively.

 The Company participates in certain marketing programs sponsored by Caterpillar and its subsidiaries by providing financing at rates below standard rates. Under these programs, Caterpillar compensates the Company at the outset of the transaction which the Company then recognizes as income over the term of the financing. During 1997, the Company billed $151.0 million to Caterpillar and its subsidiaries relative to such programs, compared with $106.2 million in 1996 and $86.8 million in 1995.

 Caterpillar provides the Company with certain operational and financial support which is integral to the conduct of the Company's business. The employees of the Company are covered by various benefit plans, including pension/post-retirement plans, administered by Caterpillar. The Company reimburses Caterpillar for these charges which amounted to $4.5 million, $3.7 million, and $2.9 million for the years ended December 31, 1997, 1996, and 1995, respectively. The Company also reimburses Caterpillar for certain other corporate services which amounted to $2.3 million for the years ended
December 31, 1997 and 1996 and $1.8 million for the year ended
December 31, 1995.

NOTE 11 - LEASES

 The Company leases certain offices and other property through operating leases. Lease expense on these leases is charged to operations as incurred.
Total rental expense for operating leases was $9.7 million, $7.6 million, and
$5.1 million for 1997, 1996, and 1995, respectively. Minimum payments for operating leases having initial or remaining noncancelable terms in excess of one year are (in millions):

          1998                        $ 5.6
          1999                          5.1
          2000                          3.6
          2001                          2.8
          2002                          2.5

          Total                       $19.6


NOTE 12 - SEGMENT INFORMATION

 Although the majority of its business (including cross-border financing) is done in the United States, the Company also conducts operations in Europe and other geographic segments. Total assets, revenues, and net income applicable to operations by geographic segments were as follows as of and for the year ended December 31:
                                   1997        1996         1995
Assets:
  United States                  $5,779.7    $4,793.4     $4,054.7
  Europe                          1,310.9     1,081.3        941.5
  All other                       1,133.5       803.4        608.8
                                  8,224.1     6,678.1      5,605.0

Less:  Investment in                394.7       299.5        182.5
subsidiaries
  Intercompany balances             402.6        14.4           .4

Total assets                     $7,426.8    $6,364.2     $5,422.1

Revenues:
  United States                    $586.0      $501.8     $  468.8
  Europe                            121.5       104.0         81.6
  All other                          90.0        72.2         61.4
                                    797.5       678.0        611.8

Less:  Intercompany Revenue           6.0           -            -

Total revenues                     $791.5      $678.0     $  611.8

Net income:
  United States                      78.1        59.8         58.6
  Europe                              8.6         7.6         (.3)
  All other                           7.5         8.2          6.9

Total net income                  $  94.2       $75.6     $   65.2



NOTE 13 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

 Financial data for the interim periods were as follows:

                                               QUARTERS
                 FIRST        SECOND       THIRD        FOURTH
              1997   1996   1997   1996   1997   1996   1997   1996
Total        $183.0 $154.2 $189.4 $166.1 $205.5 $175.3 $213.6 $182.4
revenues
Income before
income taxes   41.6   26.5   34.3   31.3   36.2   33.7   35.6   24.3
Net income     27.0   16.3   21.9   20.1   23.0   22.1   22.3   17.1


NOTE 14 - SUBSEQUENT EVENT

 In January 1998, the Company established a new special purpose corporation, Caterpillar Financial Receivables Corporation ("CFRC"), to purchase receivables from Caterpillar. On January 23, 1998, CFRC entered into a receivables purchase agreement with Caterpillar.
These receivables consist of trade receivables and have an average term of 70 days. Collections from these receivables will be used by CFRC primarily to purchase additional receivables from Caterpillar on a weekly basis. The Company expects the purchased receivables pool to maintain a balance between $700.0 and $900.0 million. Caterpillar will continue to service the receivables, and the Company will pay a fee to Caterpillar for this servicing. This transaction was funded primarily by the issuance of medium-term notes and $100.0 million equity capital invested by Caterpillar.