Form 10-Q
period 1998-03-31
CATERPILLAR FINANCIAL SERVICES CORP
filed 1998-04-30
CIK 764764

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended           March 31, 1998

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


        Registrant's telephone number, including area code:
                          (615) 386-5800
   The Registrant complies with the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q is therefore filing this form with the reduced disclosure format.

    Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X    No

    At March 31, 1998 one share of common stock of the Registrant was outstanding.
      HIGHLIGHTS:  FIRST QUARTER 1998 VS. FIRST QUARTER 1997

  Caterpillar Financial Services Corporation reported record revenues and new retail financing activity.

  Revenues were a record $221.6 million, an increase of $38.6 million or 21% from last year.

  Profit was $23.8 million, a $3.2 million or 12% decrease compared with 1997. This decrease was the result of increased provision for credit losses due to the volume of new business and an increase in interest expense.

  New retail financing business was a first quarter record of $1,246.1 million, an increase of $392.7 million or 46% from 1997.

  In January, Caterpillar Financial Services Corporation entered into an agreement to purchase trade receivables from Caterpillar Inc. on a weekly basis. The initial purchase was $874.4 million. The outstanding balance at March 31, 1998 was $814.0 million.


     James S. Beard, vice president of Caterpillar Inc. and president of Caterpillar Financial Services Corporation said, "Cat Financial had an exceptional first quarter. We are pleased with our record growth and the excellent credit quality of our portfolio."








            Caterpillar Financial Services Corporation

          Form 10-Q for the Quarter Ended March 31, 1998

                               Index

PART I.  FINANCIAL INFORMATION                               Page
No.


Item 1.  Financial Statements (Unaudited)

          Consolidated Statement of Financial Position
4

          Consolidated Results of Operations
5

          Consolidated Statement of Changes in Equity
6

     Consolidated Statement of Cash Flows                        7


Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations
8-10



PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
11

Signatures
12



                  PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

  In addition to our accompanying unaudited consolidated financial statements, we suggest that you read our Annual Report on Form 10-
K. Although not incorporated by reference in this document, additional information about us is available in our 1997 Annual Report and on our web page http://www.CAT.com. The documents mentioned above are available by writing to: Legal Dept., Caterpillar Financial Services Corp.; 3322 West End Ave.; Nashville, TN 37203.

  We believe this information reflects all adjustments, including normal and recurring accruals, necessary to fairly present the consolidated statements of financial position, results of operations, changes in equity, and cash flows for the periods presented. The results for interim periods do not necessarily indicate the results we expect for the year.
            Caterpillar Financial Services Corporation

           Consolidated Statement Of Financial Position
                            (Unaudited)
                       (Millions of Dollars)
                                       March     Dec. 31,     March
                                        31,                    31,
                                        1998       1997       1997
Assets:
  Cash and cash equivalents                  $           $         $
                                          25.7        41.5      30.9
  Finance receivables
    Wholesale notes receivable         1,232.4       497.9     385.8
    Retail notes receivable            1,978.2     1,852.1   1,624.6
    Investment in finance receivables  5,408.4     4,993.6   4,561.1
                                       8,619.0     7,343.6   6,571.5

    Less: Unearned income                719.9       661.8     621.5
          Allowance for credit losses     99.3        83.5      79.2
                                       7,799.8     6,598.3   5,870.8

  Equipment on operating leases,
    less accumulated depreciation        585.0       558.7     526.8
  Deferred income taxes                    4.9         4.6       3.2
  Other assets                           341.1       223.7     178.5
Total assets                          $8,756.5    $7,426.8   $6,610.
                                                                   2


Liabilities and stockholder's equity:
  Payable to dealers and others       $  114.0   $    84.9         $
                                                                80.3
  Payable to Caterpillar Inc. -           62.8       243.5     308.0
Borrowings
  Payable to Caterpillar Inc. - Other      2.8         4.1       2.4
  Accrued interest payable                87.4        47.3      62.4
  Income taxes payable                    65.2        81.4      51.5
  Other liabilities                       33.3        22.2      26.7
  Short-term borrowings                2,877.0     2,731.5   2,471.3
  Current maturities of long-term      1,344.0     1,087.9   1,122.5
debt
  Long-term debt                       3,204.4     2,274.2   1,732.8
  Deferred income taxes                   31.9        38.7      40.1
Total liabilities                      7,822.8     6,615.7   5,898.0

  Common stock - $1 par value
    Authorized: 2,000 shares
    Issued and outstanding: one share    495.0       395.0     345.0
  Retained Earnings                      466.5       442.7     375.6
  Foreign currency translation          (27.8)      (26.6)     (8.4)
adjustment
Total stockholder's equity               933.7       811.1     712.2

Total liabilities and stockholder's   $8,756.5    $7,426.8   $6,610.
equity                                                             2
            Caterpillar Financial Services Corporation

                Consolidated Results of Operations
                            (Unaudited)
                       (Millions of Dollars)
                                      Three Months Ended
                                      March       March
                                       31,         31,
                                       1998        1997
Revenues:
  Wholesale finance                   $  19.8           $
                                                      5.5
  Retail finance                        139.4       118.1
  Rental                                 48.2        41.6
  Other                                  14.2        17.8
        Total revenues                  221.6       183.0

Expenses:
  Interest                              105.5        79.5
  Depreciation                           37.7        31.9
  General, operating, and                25.6        21.3
administrative
  Provision for credit losses            15.3         8.6
  Other expense                            .2          .1
        Total expenses                  184.3       141.4

Profit before income taxes               37.3        41.6

Provision for income taxes               13.5        14.6
        Profit                         $ 23.8           $
                                                     27.0


            Caterpillar Financial Services Corporation

            Consolidated Statement Of Changes in Equity
                            (Unaudited)
                       (Millions of Dollars)

Three Months Ended
                              March 31,            March 31,
                                 1998                1997

Retained earnings:
  Balance at January 1     $  442.7            $  348.6
     Profit                    23.8  $  23.8       27.0     27.0
  Balance at March 31      $  466.5            $  375.6

Accumulated other
comprehensive income:
  Balance at January 1            $                   $
                             (26.6)                 1.8
  Foreign currency            (1.2)    (1.2)     (10.2)   (10.2)
translation adjustment
  Comprehensive income                     $             $  16.8
                                        22.6
  Balance at March 31     $  (27.8)                   $
                                                  (8.4)

  Balance at January 1     $  395.0            $  345.0
      Equity capital from     100.0                   -
Caterpillar
  Balance at March 31        $495.0            $  345.0

Total equity               $  933.7             $ 712.2

            Caterpillar Financial Services Corporation

               Consolidated Statement Of Cash Flows
                            (Unaudited)
                       (Millions of Dollars)
                                                   Three Months
                                                     Ended
                                              March 31,  March 31,
                                                1998       1997
Cash flows from operating activities:
  Profit                                          $23.8    $  27.0
  Adjustments for non-cash items:
    Depreciation                                   37.7       31.9
    Provision for credit losses                    15.3        8.6
    Other                                         (4.2)          -
  Change in assets and liabilities:
    Receivables from customers and others        (60.1)     (41.0)
    Deferred income taxes                         (6.8)      (1.4)
    Payable to dealers and others                  29.3      (6.6)
    Payable to Caterpillar Inc. - Other           (2.8)      (0.3)
    Accrued interest payable                       40.0       23.3
    Income taxes payable                         (16.2)       11.1
    Other, net                                    (8.5)        7.7
      Net cash provided by operating               47.5       60.3
activities

Cash flows from investing activities:
  Additions to property and equipment            (89.5)     (72.3)
  Disposals of equipment                           31.9       34.4
  Additions to finance receivables            (3,258.7)  (1,299.7)
  Collections of finance receivables            1,715.6      679.2
  Proceeds from sales of receivables              340.2      326.1
  Other, net                                         .1          -
      Net cash used for investing activities  (1,260.4)    (332.3)

Cash flows from financing activities:
  Additional paid-in capital                      100.0          -
  Payable to Caterpillar Inc. - borrowings      (179.2)      157.5
  Proceeds from long-term debt                  1,466.5      472.4
  Payments on long-term debt                    (280.0)    (218.2)
  Short-term borrowings, net                       93.9    (133.8)
      Net cash provided by financing            1,201.2      277.9
activities

Effect of exchange rate changes on cash           (4.1)      (2.0)

Net change in cash and cash equivalents          (15.8)        3.9

Cash and cash equivalents at beginning of          41.5       27.0
year

Cash and cash equivalents at end of year       $   25.7    $  30.9

Cash paid for interest                          $  79.1    $  51.9


Item 2. Management's Discussion and Analysis of Results of
Operations and Financial Condition
  THREE MONTHS ENDED MARCH 31, 1997 VS. THREE MONTHS ENDED MARCH
31, 1998

REVENUES
  Total revenues for the first quarter of 1998 were a record
$221.6 million. The increase of $38.6 million over the same period last year was primarily the result of continued portfolio growth.

  The annualized interest rate on finance receivables was 8.7 % for the first quarter of 1998 compared with 8.6% for the first quarter of 1997. The tax benefits of governmental lease purchase contracts and tax-oriented leases are not included in these annualized interest rates.

  Other revenue of $14.2 million for the first quarter of 1998 included securitization-related revenue, fees, and other miscellaneous revenue. The decrease of $3.6 million, as compared to the first quarter of 1997, was primarily due to securitization revenue.

EXPENSES
  Interest expense for the first quarter increased $26.0 million over the same period last year. This increase was primarily the result of increased borrowings and a higher borrowing rate. The average interest rate on borrowed funds was 6.1% for the first quarter of 1998 as compared to 5.8% for the first quarter of 1997 due primarily to market rates at the time of borrowing.

  Depreciation expense increased $5.8 million over the first quarter of 1997 due to new operating lease business. Net equipment on operating leases increased $26.3 million over the first quarter of 1997.

  General, operating, and administrative expenses increased $4.3 million during the first quarter of 1998 as compared to the same period last year. This increase is primarily due to staff-related expenses and other expenses incurred due to increased new business and to service the larger managed portfolio. The number of full-time employees increased to 730 at March 31, 1998, an increase of 136 from last year's first quarter.

  The effective income tax rate for the first quarter of 1998 was 36% as compared to 35% for the first quarter of 1997.

PROFIT
  Profit for the first quarter of 1998 was $23.8 million, a $3.2 million decrease from the first quarter of 1997. This decrease is primarily the result of increased interest expense and increased provision for credit losses.

PORTFOLIO
   The portfolio value was $8,418.0 million at March 31, 1998, an increase of $1,992.1 million over the same period last year.

  During the first quarter of 1998 we financed new retail business transactions totaling $1,246.1 million as compared to $853.4 million during the first quarter of 1997. This increase resulted primarily from financing an increased percentage of deliveries of Caterpillar product in North America.

  In January 1998, we entered into an agreement with Caterpillar Inc. ("Caterpillar") to purchase certain U.S. dealer receivables from Caterpillar at a discount. Under this agreement Caterpillar will continue to service the receivables. On a weekly basis, we use a portion of the collections from these receivables to purchase more receivables. At March 31, 1998, the balance of receivables owned by us and serviced by Caterpillar was $814.0 million, which is classified as wholesale notes receivable.

  At March 31, 1998, we serviced $1,254.7 million in receivables sold to others which consist of $550.0 million in wholesale receivables, under a revolving asset-backed securitization agreement, and $704.7 million of installment sale contracts.

ALLOWANCE FOR CREDIT LOSSES
  The following table shows activity related to the Allowance for Credit Losses:

                                         March 31,    March 31,
                                              1998         1997
Balance at beginning of year               $  83.5      $  74.4
Provision for credit losses                   15.3          8.6
Receivables written off, net of                 .4        (2.9)
recoveries
Foreign currency translation adjustment         .1         (.9)
                                           $  99.3      $  79.2

  The provision for credit losses increased $6.7 million over the first quarter of 1997 primarily due to record new business.

  Receivables that were past due over 30 days were 1.6% of the total receivables at March 31, 1998, as compared to 2.7% at March 31, 1997. We will continue to monitor the allowance for credit losses to provide for an amount we believe is adequate, after considering the value of any collateral, to cover uncollectible receivables.

CAPITAL RESOURCES AND LIQUIDITY

  Operations for the first quarter of 1998 were funded with a combination of bank borrowings, commercial paper, equity capital invested by Caterpillar Inc., medium-term notes and retained earnings.

At March 31, 1998, we had the following credit lines available:

Short-term credit lines from banks.  These credit lines total
 $577.1 million and will be eligible for renewal at various dates throughout 1998. They are used for bank borrowings and as support for our outstanding commercial paper and commercial paper guarantees. At March 31, 1998, we had $138.2 million outstanding against these credit lines.

Variable amount lending agreements with Caterpillar. Under these agreements, we may borrow up to $788.2 million from Caterpillar, and Caterpillar may borrow up to $533.2 million from us. The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days' notice. We had borrowings of $62.8 million outstanding at March 31,1998 and $243.5 million at December 31, 1997, but had no loans receivable under these agreements.

Two syndicated revolving credit lines. The two revolving credit lines totaling $2,500.0 million are shared with Caterpillar with the following allocation:

                           Five-year       364-day         Total
                            Facility      Facility
   Caterpillar                $187.5   $      62.5   $     250.0
   Caterpillar Financial     1,687.5         562.5       2,250.0
   Services Corp.
   Total                  $  1,875.0    $    625.0    $  2,500.0


 We can request a change to this distribution to maintain the required amount of support for our outstanding commercial paper and guarantees of commercial paper. At March 31, 1998, there were no borrowings under these lines.

European revolving credit line. This $1.0 billion credit line supports our Euro-commercial paper program. Under this program, commercial paper is issued by Caterpillar International Finance plc, our Irish subsidiary, with our guarantee. At March 31, 1998, there were no borrowings under this credit line.

  Total outstanding borrowings at March 31,1998 was $7,488.2 million, an increase of $1,151.1 million over December 31, 1997.
Outstanding borrowings primarily include:

      $4,507.5 million of medium-term notes
      $2,680.7 million of commercial paper
      $138.2 million of bank borrowings

  In January, Caterpillar Inc. contributed an additional $100.0 million of equity capital. Our debt-to-equity ratio at March 31, 1998 was
8.0 to 1 as compared to 7.8 to 1 at December 31, 1997.

DERIVATIVES

  We use interest rate derivative financial instruments and currency derivative financial instruments to manage interest rate and foreign currency exchange risks that we may encounter as a part of our normal business. We do not use these instruments for trading purposes.

Interest rate derivatives. We use interest rate swap agreements to manage the risk of changes in interest rates, allowing us to gain competitive and economic advantages by minimizing funding costs regardless of the direction interest rates move. At March 31, 1998, we had interest rate swap contracts outstanding with notional amounts totaling $2,028.8 million and terms up to five years. These contracts change:

      $1,493.2 million of floating rate debt to fixed rate debt
      $417.5 million of fixed rate debt to floating rate debt
      $118.1 million of floating rate debt to floating rate debt having different characteristics

Foreign currency derivatives. We use foreign exchange contracts to minimize potential risk of fluctuating exchange rates. These contracts have terms that generally range up to three months. At March 31, 1998, we had foreign exchange contracts totaling $1,077.5 million, $3.6 million of which were with Caterpillar. They hedge:

      foreign currency denominated receivables and debt of
       international subsidiaries
      a portion of our net investment in Thailand

















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



         Caterpillar Financial Services Corporation
                        (Registrant)






Date:  April  30, 1998           By:       /s/K.C. Springer
                                         K.C. Springer, Controller and
                                         Principal Accounting Officer





Date:  April 30, 1998           By:       /s/J.S. Beard
                                     J.S. Beard,President