Form 10-Q
period 1998-06-30
CATERPILLAR FINANCIAL SERVICES CORP
filed 1998-08-03
CIK 764764

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended           June 30, 1998

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

    At June 30, 1998 one share of common stock of the Registrant was outstanding.
     HIGHLIGHTS:  SECOND QUARTER 1998 VS. SECOND QUARTER 1997

Caterpillar Financial Services Corporation reported record revenues and new retail financing activity.

Revenues were a record $255.1 million, an increase of $65.7 million or 35% from last year.

Profit was $25.5 million, a $3.6 million or 16% increase compared with 1997.

New retail financing business was a record of $1,660.4 million, an increase of $541.2 million or 48% from 1997.

As a result of record new business and a $1 billion purchase of trade receivables from Caterpillar Inc., the portfolio increased
45% over the same period last year to more than $10.0 billion.


     James S. Beard, vice president of Caterpillar Inc. and president of Caterpillar Financial Services Corporation said, "Cat Financial's service to Caterpillar customers and dealers continues at high levels. As a result, we achieved record new business volume while the credit quality of the worldwide portfolio remains excellent. These achievements are made possible by our employees' commitment to customer satisfaction and process improvements."






            Caterpillar Financial Services Corporation

           Form 10-Q for the Quarter Ended June 30, 1998

                               Index

PART I.  FINANCIAL INFORMATION                               Page
No.


Item 1.  Financial Statements (Unaudited)

Consolidated Statement of Financial Position                   4

Consolidated Results of Operations                             5

Consolidated Statement of Changes in Equity                    6

Consolidated Statement of Cash Flows                           7


Item 2.  Management's Discussion and Analysis of Results
              of Operations and Financial Condition            8-11


PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                      12

Signatures                                                     13

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

           Consolidated Statement Of Financial Position
                            (Unaudited)
                       (Millions of Dollars)
                                      June 30,   Dec. 31,     June
                                                               30,
                                        1998       1997       1997
Assets:
  Cash and cash equivalents          $    45.2    $   41.5  $   75.3
  Finance receivables
    Wholesale notes receivable         2,081.2       497.9     848.0
    Retail notes receivable            2,115.9     1,852.1   1,648.1
    Investment in finance receivables  6,134.7     4,993.6   4,567.3
                                      10,331.8     7,343.6   7,063.4

    Less: Unearned income                836.7       661.8     626.9
          Allowance for credit losses    114.3        83.5      81.2
                                       9,380.8     6,598.3   6,355.3

  Equipment on operating leases,
    less accumulated depreciation        612.2       558.7     554.5
  Deferred income taxes                    5.7         4.6       3.6
  Other assets                           292.0       223.7     216.9
Total assets                         $10,335.9    $7,426.8  $7,205.6



Liabilities and stockholder's equity:
  Payable to dealers and others       $  131.3   $    84.9   $  99.5
  Payable to Caterpillar Inc. -           46.0       243.5     354.0
Borrowings
  Payable to Caterpillar Inc. - Other      6.1         4.1       4.1
  Accrued interest payable                70.9        47.3      41.5
  Income taxes payable                    85.2        81.4      63.1
  Other liabilities                       23.3        22.2      15.5
  Short-term borrowings                3,142.4     2,731.5   2,546.0
  Current maturities of long-term      1,559.9     1,087.9   1,093.1
debt
  Long-term debt                       4,243.5     2,274.2   2,225.7
  Deferred income taxes                   22.2        38.7      34.7
Total liabilities                      9,330.8     6,615.7   6,477.2

  Common stock - $1 par value
    Authorized:  2,000 shares
    Issued and outstanding:  One         545.0       395.0     345.0
share
  Retained Earnings                      492.0       442.7     397.5
  Foreign currency translation          (31.9)      (26.6)    (14.1)
adjustment
Total stockholder's equity             1,005.1       811.1     728.4

Total liabilities and stockholder's  $10,335.9    $7,426.8  $7,205.6
Equity

            Caterpillar Financial Services Corporation

                Consolidated Results of Operations
                            (Unaudited)
                       (Millions of Dollars)
                           Three Months Ended      Six Months Ended
                          June 30,    June 30,   June 30,    June 30,
                            1998        1997       1998        1997
Revenues:
  Wholesale finance         $  35.1     $  11.0    $  54.9     $  16.5
  Retail finance              152.4       121.3      291.8       239.4
  Rental                       50.8        44.3       99.0        85.9
  Other                        16.8        12.8       31.8        30.6
        Total revenues        255.1       189.4      477.5       372.4

Expenses:
  Interest                    125.1        87.8      230.6       167.3
  Depreciation                 40.3        34.0       78.0        65.9
  General, operating, and      30.2        23.0       56.6        44.3
administrative
  Provision for credit         18.1         9.6       33.4        18.2
losses
  Other expense                 1.0          .7        1.2          .8
        Total expenses        214.7       155.1      399.8       296.5

Profit before income           40.4        34.3       77.7        75.9
taxes

Provision for income           14.9        12.4       28.4        27.0
taxes
        Profit               $ 25.5    $   21.9     $ 49.3    $   48.9


            Caterpillar Financial Services Corporation

            Consolidated Statement Of Changes in Equity
                            (Unaudited)
                       (Millions of Dollars)

                                    Six Months Ended
                               June 30,            June 30,
                                 1998                1997

Retained earnings:
  Balance at January 1       $442.7            $  348.6
     Profit                    49.3  $  49.3       48.9     48.9
  Balance at June 30         $492.0            $  397.5

Accumulated other
comprehensive income:
  Balance at January 1      $(26.6)               $1.8
  Foreign currency            (5.3)    (5.3)     (15.9)   (15.9)
translation adjustment
  Comprehensive income                 $44.0             $  33.0

Balance at June 30          $(31.9)                   $(14.1)

Paid-in capital
  Balance at January 1       $395.0            $  345.0
      Equity capital from     150.0                   -
Caterpillar
  Balance at June 30      $   545.0            $  345.0

Total equity              $ 1,005.1             $ 728.4


            Caterpillar Financial Services Corporation

               Consolidated Statement Of Cash Flows
                            (Unaudited)
                       (Millions of Dollars)
                                                 Six months Ended
                                              June 30,   June 30,
                                                1998       1997
Cash flows from operating activities:
  Profit                                          $49.3   $   48.9
  Adjustments for non-cash items:
    Depreciation                                   78.0       65.9
    Provision for credit losses                    33.4       18.2
    Other                                          (9.2)      (8.3)
  Change in assets and liabilities:
    Receivables from customers and others        (107.3)     (59.2)
    Deferred income taxes                         (17.6)      (6.2)
    Payable to dealers and others                  46.9       12.9
    Payable to Caterpillar Inc. - Other              .5       (1.2)
    Accrued interest payable                       23.6        2.4
    Income taxes payable                            4.1       22.9
    Other, net                                    (10.7)     (10.0)
      Net cash provided by operating               91.0       86.3
activities

Cash flows from investing activities:
  Additions to property and equipment            (172.4)    (153.6)
  Disposals of equipment                           54.9       65.3
  Additions to finance receivables             (7,611.7)  (3,236.2)
  Collections of finance receivables            4,166.9    1,546.7
  Proceeds from sales of receivables              585.3      847.8
  Other, net                                        1.0       (8.6)
      Net cash used for investing activities   (2,976.0)    (938.6)

Cash flows from financing activities:
  Additional paid-in capital                      150.0          -
  Payable to Caterpillar Inc. - borrowings       (193.3)     206.0
  Proceeds from long-term debt                   3031.1    1,275.5
  Payments on long-term debt                     (589.7)    (556.5)
  Short-term borrowings, net                      488.1     ( 24.4)
      Net cash provided by financing            2,886.2      900.6
activities

Effect of exchange rate changes on cash and         2.5          -
cash equivalents

Net change in cash and cash equivalents             3.7       48.3

Cash and cash equivalents at beginning of          41.5       27.0
period

Cash and cash equivalents at end of period     $   45.2   $   75.3

Cash paid for interest                          $ 220.2    $ 169.5


Item 2. Management's Discussion and Analysis of Results of
Operations and Financial Condition
THREE MONTHS ENDED JUNE 30, 1997 VS. THREE MONTHS ENDED JUNE 30,
1998

REVENUES
  Total revenues for the second quarter of 1998 were a record $255.1 million. The increase of $65.7 million over the same period last year was primarily the result of continued portfolio growth. $20.9 million of the increase resulted from the revenue earned on trade receivables purchased from Caterpillar Inc. ("Caterpillar") this year.

  The annualized interest rate on finance receivables was 8.7% for the second quarter of 1998 compared with 8.6% for the second quarter of 1997. The tax benefits of governmental lease purchase contracts and tax-oriented leases are not included in these annualized interest rates.

  Other revenue of $16.8 million for the second quarter of 1998, an increase of $4.0 million from the same period last year, included securitization-related revenue, fees, and other miscellaneous revenue.

EXPENSES
  Interest expense for the second quarter increased $37.3 million over the same period last year. This increase was primarily the result of increased borrowings. The average interest rate on borrowed funds was 6.0% for the second quarter of 1998 as compared to 5.9% for the second quarter of 1997.

  Depreciation expense increased $6.3 million over the second quarter of 1997 due to new operating lease business. Net equipment on operating leases increased $57.7 million over the second quarter of 1997.

  General, operating, and administrative expenses increased $7.2 million during the second quarter of 1998 as compared to the same period last year. This increase is primarily due to staff-related expenses and other expenses incurred due to increased new business and geographical expansion. The number of full-time employees increased to 777 at June 30, 1998, an increase of 159 from last year's second quarter.

  The provision for credit losses increased $8.5 million over the second quarter of 1997 due to record new business.

PROFIT
  Profit for the second quarter of 1998 was $25.5 million, a $3.6 million increase from the second quarter of 1997. This increase is primarily the result of a larger portfolio, partially offset by a higher provision for credit losses due to record new business.

PORTFOLIO
   The net portfolio balance was $10,040.0 million at June 30, 1998, an increase of $3,102.2 million over the same period last year.

  During the second quarter of 1998, we financed new retail business transactions totaling $1,660.4 million as compared to $1,119.2 million during the second quarter of 1997. This increase resulted primarily from financing an increased percentage of deliveries of Caterpillar product at a higher average cost per unit.

  At June 30, 1998, we serviced $1,200.6 million in receivables sold to others which consist of $600.0 million in wholesale receivables, under a revolving asset-backed securitization agreement, and $600.6 million of installment sale contracts.

  In January 1998, we entered into an agreement with Caterpillar to purchase certain U.S. dealer receivables from Caterpillar at a discount. Under this agreement Caterpillar will continue to service the receivables. On a weekly basis, we use a portion of the collections from these receivables to purchase more receivables. At June 30, 1998, the balance of receivables owned by us and serviced by Caterpillar was $1,014.9 million, which is classified as wholesale notes receivable.

ALLOWANCE FOR CREDIT LOSSES
  The following table shows activity related to the Allowance for Credit Losses:

                                          June 30,     June 30,
                                              1998         1997
Balance at beginning of quarter            $  99.3      $  79.2
Provision for credit losses                   18.1          9.6
Receivables written off, net of               (2.2)        (3.3)
recoveries
Foreign currency translation adjustment        (.9)        (4.3)
                                           $ 114.3      $  81.2

  Receivables that were past due over 30 days were 1.2% of the total receivables at June 30, 1998 (1.4% excluding the $1,014.9 million in trade receivables serviced by Caterpillar), as compared to 1.9% at June 30, 1997. We will continue to monitor the allowance for credit losses to provide for an amount we believe is adequate, after considering the value of any collateral, to cover uncollectible receivables.

SIX MONTHS ENDED JUNE 30, 1997 VS. SIX MONTHS ENDED JUNE 30, 1998

REVENUES
  Total revenues for the first six months of 1998 were a record
$477.5 million. The increase of $105.1 million over the same period last year was primarily the result of continued portfolio growth.

  The annualized interest rate on finance receivables was 8.7% for the first six months of 1998 compared with 8.6% for the first six months of 1997. The tax benefits of governmental lease purchase contracts and tax-oriented leases are not included in these annualized interest rates.

  Other revenue of $31.8 million for the first six months of 1998 included securitization-related revenue, fees, and other miscellaneous revenue.

EXPENSES
  Interest expense for the first six months increased $63.3 million over the same period last year. This increase was primarily the result of increased borrowings. The average interest rate on borrowed funds was 6.0% for the first six months of 1998 as compared to 5.9% for the first six months of 1997.

  Depreciation expense increased $12.1 million over the first six months of 1997 due to new operating lease business.

  General, operating, and administrative expenses increased $12.3 million during the first six months of 1998 as compared to the same period last year. This increase is primarily due to staff-related expenses and other expenses incurred due to increased new business and geographical expansion.

  The provision for credit losses increased $15.2 million over the first six months of 1997 due to record new business.

PROFIT
  Profit for the first six months of 1998 was $49.3 million, a $.4
million increase from the first six months of 1997.   Profit was
significantly impacted by the additional provision for credit losses taken as a result of record new business.

PORTFOLIO
   During the first six months of 1998, we financed new retail business transactions totaling $2,906.5 million as compared to $1,972.6 million during the first six months of 1997. This increase resulted primarily from financing an increased percentage of deliveries of Caterpillar product at a higher average cost per unit.

ALLOWANCE FOR CREDIT LOSSES

  The following table shows activity related to the Allowance for Credit Losses:

                                          June 30,     June 30,
                                              1998         1997
Balance at beginning of year               $  83.5      $  74.4
Provision for credit losses                   33.4         18.2
Receivables written off, net of               (1.8)        (6.2)
recoveries
Foreign currency translation adjustment        (.8)        (5.2)
                                           $ 114.3      $  81.2


CAPITAL RESOURCES AND LIQUIDITY

  Operations for the first half of 1998 were funded with a combination of bank borrowings, commercial paper, equity capital invested by Caterpillar Inc., medium-term notes and retained earnings.

At June 30, 1998, we had the following credit lines available:

Short-term credit lines from banks.  These credit lines total
 $550.8 million and will be eligible for renewal at various dates throughout 1998. They are used for bank borrowings and as support for our outstanding commercial paper and commercial paper guarantees. At June 30, 1998, we had $152.9 million outstanding against these credit lines.

Variable amount lending agreements with Caterpillar. Under these agreements, we may borrow up to $831.3 million from Caterpillar, and Caterpillar may borrow up to $531.7 million from us. The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days' notice. We had borrowings of $46.0 million outstanding at June 30,1998 and $243.5 million at December 31, 1997, but had no loans receivable under these agreements.

Two syndicated revolving credit lines. The two revolving credit lines totaling $2,500.0 million are shared with Caterpillar with the following allocation:

                           Five-year       364-day         Total
                            Facility      Facility
   Caterpillar              $  187.5     $    62.5      $  250.0
   Caterpillar Financial     1,687.5         562.5       2,250.0
   Services Corp.
   Total                    $1,875.0     $   625.0      $2,500.0


 We can request a change to this distribution to maintain the required amount of support for our outstanding commercial paper and guarantees of commercial paper. At June 30, 1998, there were no borrowings under these lines.

European revolving credit line. This $1.0 billion credit line supports our Euro-commercial paper and certificate of deposit program. Under this program, commercial paper and certificates of deposit are issued by us, or by our Irish subsidiaries with our guarantee. At June 30, 1998, there were no borrowings under this credit line.

  Total outstanding borrowings at June 30, 1998 were $8,991.8 million, an increase of $2,654.7 million over December 31, 1997.
Outstanding borrowings primarily include:

  $5,764.1 million of medium-term notes
  $2,932.0 million of commercial paper
  $152.9 million of bank borrowings

  Caterpillar Inc. contributed an additional $100.0 million of equity capital in January and an additional $50.0 million in May. Our debt-to-equity ratio at June 30, 1998 was 8.9 to 1 as compared to 7.8 to 1 at December 31, 1997 and 8.5 to 1 at June 30, 1997. Changes in this ratio are due to seasonal activity. We are in compliance with the requirements of the debt covenant covering our revolving credit facilities.

DERIVATIVES

  We use interest rate derivative financial instruments and currency derivative financial instruments to manage interest rate and foreign currency exchange risks that we may encounter as a part of our normal business. We do not use these instruments for trading purposes.

Interest rate derivatives. We use interest rate swap agreements to manage the risk of changes in interest rates, allowing us to gain competitive and economic advantages by minimizing funding costs regardless of the direction interest rates move. At June 30, 1998, we had interest rate swap contracts outstanding with notional amounts totaling $2,237.6 million and terms up to five years. These contracts change:

  $1,409.6 million of floating rate debt to fixed rate debt
  $667.5 million of fixed rate debt to floating rate debt
  $160.5 million of floating rate debt to floating rate debt having different characteristics

Foreign currency derivatives. We use foreign exchange contracts to minimize potential risk of fluctuating exchange rates. These contracts have terms that generally range up to three months. At June 30, 1998, we had foreign exchange contracts totaling
 $1,231.8 million, $4.3 million of which were with Caterpillar. They hedge foreign currency denominated receivables and debt of international subsidiaries.

NEW ACCOUNTING STANDARD

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We will be required to adopt this new accounting standard by January 1, 2000. We do not anticipate early adoption. Due to the recent release and complexity of this new standard, we have not completed an assessment of the impact it will have on our financial position or results of operations.

SUBSEQUENT EVENT

     In July 1998, we securitized $605.7 million of Installment
Sales Contracts and Finance Leases. The gain on the securitization is $6.9 million.



                PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

Exhibit No.    Description
12             Statement setting forth computation of Ratio of
               Profit to Fixed Charges.

27             Financial Data Schedule


 (b)  Reports on Form 8-K
     We filed a report on form 8-K dated June 4, 1998. The form contained a press release announcing the receipt of a banking license by Caterpillar International Bank plc, one of our Irish subsidiaries.




                         Signatures



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



         Caterpillar Financial Services Corporation
                        (Registrant)






Date:  July 31, 1998           By:       /s/K.C. Springer
                                          K.C. Springer,
                                          Controller and
                                          Principal Accounting Officer





Date:  July 31, 1998           By:       /s/J.S. Beard
                                          J.S. Beard,
                                          President