Form 10-Q
period 1998-09-30
CATERPILLAR FINANCIAL SERVICES CORP
filed 1998-10-30
CIK 764764

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended           September 30, 1998

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

    At September 30, 1998 one share of common stock of the Registrant was outstanding.
      HIGHLIGHTS:  THIRD QUARTER 1998 VS. THIRD QUARTER 1997

    Caterpillar Financial Services Corporation reported record revenues, profit, and new retail financing activity.

    Revenues were a record $283.0 million, an increase of $77.5 million or 37.7% from last year.

    Profit was $35.2 million, a $12.2 million or 53.0% increase compared with 1997.

    New retail financing business was a third-quarter record of $1,422.8 million, an increase of $394.8 million or 38.4% from 1997.

    As a result of record new business and a program started in the first quarter of this year to purchase trade receivables from Caterpillar Inc. "Caterpillar," the portfolio increased 41% over the same period last year to more than $10.4 billion.


     James S. Beard, vice president of Caterpillar Inc. and president of Caterpillar Financial Services Corporation said, "Our record increases in new retail financing business and revenues are a result of our employees' commitment to serving Caterpillar dealers and customers worldwide."






            Caterpillar Financial Services Corporation

        Form 10-Q for the Quarter Ended September 30, 1998

                               Index

PART I.  FINANCIAL INFORMATION                               Page
No.


Item 1.  Financial Statements (Unaudited)

Consolidated Statement of Financial Position                   4

Consolidated Results of Operations                             5

Consolidated Statement of Changes in Equity                    6

Consolidated Statement of Cash Flows                           7


Item 2.  Management's Discussion and Analysis of Results
              of Operations and Financial Condition            8-12


PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                      13

Signatures                                                     14

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



            Caterpillar Financial Services Corporation

           Consolidated Statement Of Financial Position
                            (Unaudited)
                       (Millions of Dollars)
                                       Sept.30,   Dec. 31,     Sept.30,
                                        1998       1997       1997
Assets:
  Cash and cash equivalents           $   62.7    $   41.5  $   30.3
  Finance receivables
    Wholesale notes receivable         2,504.5       497.9     941.5
    Retail notes receivable            2,145.3     1,852.1   1,724.3
    Investment in finance receivables  6,005.4     4,993.6   4,884.4
                                      10,655.2     7,343.6   7,550.2

    Less: Unearned income                819.4       661.8     657.0
          Allowance for credit losses    100.9        83.5      85.0
                                       9,734.9     6,598.3   6,808.2

  Equipment on operating leases,
    less accumulated depreciation        629.7       558.7     553.3
  Deferred income taxes                    6.1         4.6       4.1
  Other assets                           290.8       223.7     166.5
Total assets                         $10,724.2    $7,426.8  $7,562.4


Liabilities and stockholder's equity:
  Payable to dealers and others       $   91.2   $    84.9     $74.5
  Payable to Caterpillar - borrowings     44.6       243.5     200.0
  Payable to Caterpillar - other          81.9         4.1       2.6
  Accrued interest payable               122.4        47.3      77.4
  Income taxes payable                    19.7        81.4      73.2
  Other liabilities                       66.1        22.2      26.4
  Short-term borrowings                2,972.8     2,731.5   2,646.1
  Current maturities of long-term debt 1,853.4     1,087.9   1,077.5
  Long-term debt                       4,321.3     2,274.2   2,570.1
  Deferred income taxes                   27.2        38.7      36.4
Total liabilities                      9,600.6     6,615.7   6,784.2

  Common stock - $1 par value
    Authorized:  2,000 shares
    Issued and outstanding:  One share   625.0       395.0     375.0
  Retained Earnings                      527.1       442.7     420.4
  Foreign currency translation adjustment(28.5)      (26.6)    (17.2)
Total stockholder's equity             1,123.6       811.1     778.2

Total liabilities and stockholder's
  equity                             $10,724.2    $7,426.8   $7,562.4


           Caterpillar Financial Services Corporation

                Consolidated Results of Operations
                            (Unaudited)
                       (Millions of Dollars)
                           Three Months Ended     Nine Months Ended
                          Sept. 30,   Sept. 30,  Sept. 30,   Sept. 30,
                            1998        1997       1998        1997
Revenues:
  Wholesale finance         $  46.3     $  19.2   $  101.2     $  35.7
  Retail finance              159.4       125.9      451.1       365.3
  Rental                       52.5        47.0      151.5       132.9
  Other                        24.8        13.4       56.6        44.0
        Total revenues        283.0       205.5      760.4       577.9

Expenses:
  Interest                    135.7        96.6      366.3       263.9
  Depreciation                 41.6        36.4      119.6       102.4
  General, operating, and
   administrative              30.9        25.3       87.5        69.5
  Provision for credit losses  17.7        10.9       51.1        29.1
  Other expense                  .4          .1        1.5          .9
        Total expenses        226.3       169.3      626.0       465.8

Profit before income taxes     56.7        36.2      134.4       112.1

Provision for income taxes     21.5        13.2       50.0        40.2
        Profit               $ 35.2    $   23.0     $ 84.4    $   71.9



            Caterpillar Financial Services Corporation

            Consolidated Statement Of Changes in Equity
                            (Unaudited)
                       (Millions of Dollars)

                                    Nine Months Ended
                              Sept. 30,            Sept. 30,
                                 1998                1997

Retained earnings:
  Balance at January 1     $  442.7            $  348.5

     Profit                    84.4  $  84.4       71.9  $  71.9
  Balance at Sept. 30      $  527.1            $  420.4

Accumulated other
comprehensive income:
  Balance at January 1     $ (26.6)             $   1.8
  Foreign currency
    translation adjustment    (1.9)     (1.9)     (19.0)   (19.0)
  Comprehensive income               $  82.5             $  52.9
  Balance at Sept. 30      $  (28.5)            $ (17.2)

Paid-in capital:
  Balance at January 1     $  395.0             $  345.0
      Equity capital from     230.0                 30.0
Caterpillar
  Balance at Sept. 30     $   625.0             $  375.0

Total equity               $1,123.6              $ 778.2



            Caterpillar Financial Services Corporation

               Consolidated Statement Of Cash Flows
                            (Unaudited)
                       (Millions of Dollars)
                                                Nine Months Ended
                                              Sept. 30,  Sept. 30,
                                                1998       1997
Cash flows from operating activities:
  Profit                                        $  84.4   $   71.9
  Adjustments for non-cash items:
    Depreciation                                  119.6      102.4
    Provision for credit losses                    51.1       29.1
    Other                                        (30.8)     (10.8)
  Change in assets and liabilities:
    Receivables from customers and others       ( 83.5)      (8.9)
    Deferred income taxes                        (13.9)      (5.5)
    Payable to dealers and others                   6.6     (11.9)
    Payable to Caterpillar Inc. - Other            76.5      ( .1)
    Accrued interest payable                       75.0       38.4
    Income taxes payable                         (61.3)       33.0
    Other, net                                     37.0      (7.4)
      Net cash provided by operating activities   260.7      230.2

Cash flows from investing activities:
  Additions to property and equipment           (236.1)    (215.1)
  Disposals of equipment                           75.7       89.9
  Additions to finance receivables            (10,932.9) (4,900.1)
  Collections of finance receivables            6,407.4    2,453.8
  Proceeds from sales of receivables            1,332.3    1,118.8
  Other, net                                        1.0      (1.1)
      Net cash used for investing activities  (3,352.6)  (1,453.8)

Cash flows from financing activities:
  Equity capital from Caterpillar                 230.0       30.0
  Payable to Caterpillar Inc. - borrowings, net  (194.6)      50.0
  Proceeds from long-term debt                  3,601.1    1,819.0
  Payments on long-term debt                    (788.8)    (771.0)
  Short-term borrowings, net                      271.7       96.1
      Net cash provided by financing activities 3,119.4    1,224.1

Effect of exchange rate changes on cash and
cash equivalents                                  (6.3)        2.8

Net change in cash and cash equivalents            21.2        3.3

Cash and cash equivalents at beginning of period   41.5       27.0

Cash and cash equivalents at end of period    $    62.7   $   30.3

Supplemental cashflow information:
Cash paid for interest                         $  317.7    $ 230.5


Item 2. Management's Discussion and Analysis of Results of
Operations and Financial Condition


THREE MONTHS ENDED SEPTEMBER 30, 1998 VS. THREE MONTHS ENDED
SEPTEMBER 30, 1997

REVENUES
  Total revenues for the third quarter of 1998 were a record
$283.0 million. The increase of $77.5 million over the same period last year was primarily the result of continued portfolio growth. $20.6 million of the increase resulted from the revenue earned on trade receivables purchased from Caterpillar Inc. ("Caterpillar") this year.

  The annualized interest rate on finance receivables was 8.8% for the third quarter of 1998 compared with 8.7% for the third quarter of 1997. The tax benefits of governmental lease purchase contracts and tax-oriented leases are not included in these annualized interest rates.

  Other revenue of $24.8 million for the third quarter of 1998, an increase of $11.4 million from the same period last year, included a $6.9 million gain on sale of receivables related to a securitization in July (see portfolio), other securitization-related revenue, fees, and other miscellaneous revenue.

EXPENSES
  Interest expense for the third quarter increased $39.1 million over the same period last year. This increase was primarily the result of increased borrowings. The average interest rate on borrowed funds was 6.0% for the third quarter of 1998 as compared to 5.9% for the third quarter of 1997.

  Depreciation expense increased $5.2 million over the third quarter of 1997 due to new operating lease business. Net equipment on operating leases increased $76.4 million over the third quarter of 1997.

  General, operating, and administrative expenses increased $5.6 million during the third quarter of 1998 as compared to the same period last year. This increase is primarily due to staff-related expenses and other expenses incurred due to increased new business and geographical expansion. The number of full-time employees increased to 796 at September 30, 1998, an increase of 136 from last year's third quarter.

  The provision for credit losses increased $6.8 million over the third quarter of 1997 due to record new business.

PROFIT
  Profit for the third quarter of 1998 was $35.2 million, a $12.2 million increase from the third quarter of 1997. This increase is primarily the result of a larger portfolio, partially offset by a higher provision for credit losses due to record new business.

PORTFOLIO
   The net portfolio balance was $10,417.5 million at September
30, 1998, an increase of $3,029.3 million over the same period last year.

  During the third quarter of 1998, we financed new retail business transactions totaling $1,422.8 million as compared to $1,028.0 million during the third quarter of 1997. This increase resulted primarily from financing an increased percentage of deliveries of Caterpillar product and a higher average financing amount per unit.

  In July 1998, we securitized $605.7 million of our receivables consisting of $417.7 million of installment sale contracts and $188.0 million of finance lease contracts. The proceeds were used to reduce debt. We recognized a $6.9 million pre-tax gain on this transaction in the third quarter and will receive fees in future periods for servicing these sold receivables.

  At September 30, 1998, we serviced $1,628.7 million in receivables sold to others which consist of $600.0 million in wholesale receivables, under a revolving asset-backed securitization agreement, $860.0 million of installment sale contracts, and $168.7 million of finance leases.

  In January 1998, we entered into an agreement with Caterpillar to purchase certain U.S. dealer receivables from Caterpillar at a discount. Under this agreement, Caterpillar will continue to service the receivables. On a weekly basis, we use a portion of the collections from these receivables to purchase more receivables. At September 30, 1998, the balance of receivables owned by us and serviced by Caterpillar was $1,074.0 million, which is classified as wholesale notes receivable.

ALLOWANCE FOR CREDIT LOSSES
  The following table shows activity related to the Allowance for Credit Losses:

                                         Three Months Ended
                                          Sept. 30   Sept. 30
                                           1998        1997
Balance at beginning of quarter           $ 114.3    $   81.2
Provision for credit losses                  17.7        10.9
Receivables written off, net of recoveries  (26.7)       (6.3)
Adjustment for sale of receivables          (4.9)          -
Foreign currency translation adjustment        .5        (.8)
                                          $ 100.9    $   85.0

  The increased write-offs were attributable to losses in southeast Asia, where the economic outlook remains uncertain. We do not anticipate any additional material write-offs in the region in the near term, but we continue to monitor the situation very closely. Asia represents approximately 2.8% of our portfolio.

  Receivables that were past due over 30 days were 1.3% of the total receivables at September 30, 1998 (1.5% excluding the $1,074.0 million in trade receivables serviced by Caterpillar), as compared to 1.6% at September 30, 1997. We will continue to monitor the allowance for credit losses to provide for an amount we believe is adequate, after considering the value of any collateral, to cover uncollectible receivables.

NINE MONTHS ENDED SEPTEMBER 30, 1998 VS. NINE MONTHS ENDED
SEPTEMBER 30, 1997

REVENUES
  Total revenues for the first nine months of 1998 were a record
$760.4 million. The increase of $182.5 million over the same period last year was primarily the result of continued portfolio growth.

  The annualized interest rate on finance receivables was 8.8% for the first nine months of 1998 compared with 8.7% for the first nine months of 1997. The tax benefits of governmental lease purchase contracts and tax-oriented leases are not included in these annualized interest rates.

  Other revenue of $56.6 million for the first nine months of 1998 included a $6.9 million gain on sale of receivables, securitization-related revenue, fees, and other miscellaneous revenue.

EXPENSES
  Interest expense for the first nine months increased $102.4 million over the same period last year. This increase was primarily the result of increased borrowings. The average interest rate on borrowed funds was 5.9% for the first nine months of both 1998 and 1997.

  Depreciation expense increased $17.2 million over the first nine months of 1997 due to new operating lease business.

  General, operating, and administrative expenses increased $18.0 million during the first nine months of 1998 as compared to the same period last year. This increase is primarily due to staff-related expenses and other expenses incurred due to increased new business and geographical expansion.

  The provision for credit losses increased $22.0 million over the first nine months of 1997 due to record new business.

PROFIT
  Profit for the first nine months of 1998 was $84.4 million, a
$12.5 million increase from the first nine months of 1997.   Profit
was significantly impacted by the additional provision for credit losses taken as a result of record new business.

PORTFOLIO
   During the first nine months of 1998, we financed new retail business transactions totaling $4,329.3 million as compared to $3,000.7 million during the first nine months of 1997. This increase resulted primarily from financing an increased percentage of deliveries of Caterpillar product and a higher average cost per unit.

ALLOWANCE FOR CREDIT LOSSES

  The following table shows activity related to the Allowance for
Credit Losses:
                                              Nine Months Ended
                                          Sept. 30   Sept. 30
                                          1998        1997
Balance at beginning of year             $   83.5    $   74.4
Provision for credit losses                  51.1        29.1
Receivables written off, net of recoveries  (28.4)      (12.6)
Adjustments for sale of receivables         (4.9)       (3.6)
Foreign currency translation adjustment      (.4)       (2.3)
                                          $ 100.9     $  85.0

  The increased write-offs were primarily attributable to losses in southeast Asia, where the economic outlook remains uncertain. We do not anticipate any additional material write-offs in the region in the near term, but we continue to monitor the situation very closely.



CAPITAL RESOURCES AND LIQUIDITY

  Operations for the first nine months of 1998 were funded with a combination of bank borrowings, commercial paper, equity capital invested by Caterpillar Inc., medium-term notes, retained earnings, and the sale of receivables.

At September 30, 1998, we had the following credit lines available:

Short-term credit lines from banks.  These credit lines total
 $549.5 million and will be eligible for renewal at various dates throughout the next twelve months. They are used for bank borrowings and as support for our outstanding commercial paper and commercial paper guarantees. At September 30, 1998, we had $160.9 million outstanding against these credit lines.

Variable amount lending agreements with Caterpillar. Under these agreements, we may borrow up to $829.4 million from Caterpillar, and Caterpillar may borrow up to $544.7 million from us. The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days' notice.
 We had borrowings of $44.6 million outstanding at September 30, 1998, $200.0 million at September 30, 1997, and $243.5 million at December 31, 1997, but had no loans receivable under these agreements.

Two syndicated revolving credit lines. The two revolving credit lines totaling $2,500.0 million are shared with Caterpillar with the following allocation:

                           Five-year       364-day         Total
                            Facility      Facility
   Caterpillar            $    187.5     $   62.5     $    250.0
   Caterpillar Financial
     Sercives Corp.          1,687.5         562.5       2,250.0
   Total                   $ 1,875.0     $   625.0    $  2,500.0

    The five year facility expires on Oct. 5, 2002, the 364 day facility expires on Oct. 5, 1999.

 On October 6, 1998, the 364-day facility was amended to total $1,025.0 million of which $102.5 million is allocated to Caterpillar and $922.5 million to us. We can request a change to this distribution to maintain the required amount of support for our outstanding commercial paper and guarantees of commercial paper. At September 30, 1998, there were no borrowings under these lines.

European revolving credit line. This $1.0 billion credit line, which expires May 1, 2003, supports our Euro-commercial paper and certificate of deposit program. Under this program, commercial paper and certificates of deposit are issued by us or by our Irish subsidiaries with our guarantee. At September 30, 1998, there were no borrowings under this credit line.

  Total outstanding borrowings at September 30, 1998 were $9,192.2 million, an increase of $2,855.1 million over December 31, 1997. Outstanding borrowings primarily include:

      $6,137.6 million of medium-term notes
      $2,754.1 million of commercial paper
      $160.9 million of bank borrowings

  Caterpillar contributed an additional $100.0 million of equity capital in January, $50.0 million in May, and an additional $80.0 million in August. Our debt-to-equity ratio at September 30, 1998 was 8.2 to 1 as compared to 7.8 to 1 at December 31, 1997, and 8.3 to 1 at September 30, 1997. Changes in this ratio are due to seasonal activity. We are in compliance with the requirements of the debt covenant covering our revolving credit facilities.

DERIVATIVES

  We use interest rate derivative financial instruments and currency derivative financial instruments to manage interest rate and foreign currency exchange risks that we may encounter as a part of our normal business. We do not use these instruments for trading purposes.

Interest rate derivatives. We use interest rate swap agreements to manage the risk of changes in interest rates, allowing us to gain competitive and economic advantages by minimizing funding costs regardless of the direction interest rates move. At September 30, 1998, we had interest rate swap contracts outstanding with notional amounts totaling $2,385.1 million and terms up to five years. These contracts change:

      $1,514.0 million of floating rate debt to fixed rate debt
      $667.5 million of fixed rate debt to floating rate debt
      $203.6 million of floating rate debt to floating rate debt having different characteristics

Foreign currency derivatives. We use foreign exchange contracts to minimize potential risk of fluctuating exchange rates. These contracts have terms that generally range up to three months. At September 30, 1998, we had foreign exchange contracts totaling $1,200.1 million, $3.9 million of which were with Caterpillar. They hedge foreign currency denominated receivables and debt of international subsidiaries.

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

YEAR 2000 READINESS

     The Year 2000 ("Y2K") issue relates to the inability of computer applications to distinguish between years with the same last two digits in different centuries such as 1900 and 2000. In 1997, we began to evaluate this ability in the systems we use. At that time, we evaluated our exposure in key internal systems, key external systems, and non-critical systems. During 1998, we have continued to increase our preparedness or "compliance" in each area.

     Our key internal systems include software and hardware used to track our contract, customer and financial information as well as internal communications and quoting software. Most of these systems are currently Y2K compliant. The loss of systems which are not currently compliant would cause only minor business disruption as we would be performing some tasks manually rather than electronically such as manually retrieving documents rather than accessing an imaged document via computer.

     Our key external systems include utilities, banking, and facility control hardware and software. In these areas, we have contacted our key business partners and asked them to certify their compliance. In situations where they are not compliant, we have closely monitored their plans to implement the changes necessary to become compliant. If these business partners do not become compliant, it could have a significant negative impact on our ability to operate. However, in most cases, we have multiple suppliers which could mitigate the adverse impact on the company. We have developed contingency plans that would allow at least a minimal level of operation to continue in the event that certain key suppliers, such as electric power or data communication systems, do not become compliant by 2000.

     Our non-critical systems include business software used in non-critical functions such as spreadsheets used to report information which could be manually reported and office support machines which are not vital to daily operations. If these items failed to become compliant, they would cause minimal disruption to particular offices as manual work increased.

     Our target is to have our critical internal systems Y2K compliant by December 31, 1998. We estimate the cost incurred to become Y2K compliant will be less than $1.0 million and will not have a material impact on our financial position or results of operations. We will also continue to communicate with our key business partners to assess their level of compliance and adjust our contingency plans as needed.



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



         Caterpillar Financial Services Corporation
                        (Registrant)






Date:  October 29,1998        By:       /s/K.C. Springer
                                        K.C. Springer,
                                        Controller and Principal
                                        Accounting Officer





Date: October 29,1998        By:       /s/J.S. Beard
                                       J.S. Beard,
                                       President