Form 10-K
period 1998-12-31
CATERPILLAR FINANCIAL SERVICES CORP
filed 1999-02-25
CIK 764764

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                              FORM 10-K

  (Mark One)
  [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
  For the Fiscal Year Ended December 31, 1998 Commission File No. 0-13295

  OR

  [    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ________________ to________________

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

  Securities registered pursuant to Section 12(b) of the Act:
  Title of each class            Exchange
  6.19% Notes due April 2000     New York Stock Exchange
  6.40% Notes due August 2001    New York Stock Exchange
  8.96% Notes due March 2005     New York Stock Exchange
  9.50% Notes due February 2007  New York Stock Exchange

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

At December 31, 1998, there was one share of common stock of the Registrant outstanding, which is owned by Caterpillar Inc.

The Registrant complies with the conditions set forth in General
Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format

Documents Incorporated by Reference:  None
                              CONTENTS
ITEM 1. BUSINESS                                                    3
ITEM 2. PROPERTIES                                                  4
ITEM 3. LEGAL PROCEEDINGS                                           4
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDERS MATTERS                                                4
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS                                           4
   1998 COMPARED WITH 1997                                          4
   1997 COMPARED WITH 1996                                          5
   CAPITAL RESOURCES AND LIQUIDITY                                  6
ITEM 7.A QUANTITATIVE AND QUALITATIVE MARKET RISK                   8
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                 9
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
8-K                                                                 9
SIGNATURES                                                         11
REPORT OF INDEPENDENT ACCOUNTANTS                                  12
CONSOLIDATED STATEMENT OF FINANCIAL POSITION                       13
CONSOLIDATED STATEMENT OF PROFIT                                   14
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY                        15
CONSOLIDATED STATEMENT OF CASH FLOWS                               16
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         17
   NOTE   1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES           17
   NOTE   2 - RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES          18
   NOTE   3 - INVESTMENT IN FINANCING LEASES                       19
   NOTE   4 - EQUIPMENT ON OPERATING LEASES                        20
   NOTE   5 - CONCENTRATION OF CREDIT RISK                         20
   NOTE   6 - CREDIT LINES                                         20
   NOTE   7 - SHORT-TERM BORROWINGS                                21
   NOTE   8 - LONG-TERM BORROWINGS                                 22
   NOTE   9 - DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT 22
   NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES                23
   NOTE 11 - INCOME TAXES                                          24
   NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS                   25
   NOTE 13 - TRANSACTIONS WITH RELATED PARTIES                     26
   NOTE 14 - LEASES                                                27
   NOTE 15 - SEGMENT INFORMATION                                   28
   NOTE 16 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)         29
STATEMENT SETTING FORTH COMPUTATION OF RATIO OF PROFIT TO FIXED
CHARGES                                                            30
CONSENT OF INDEPENDENT ACCOUNTANTS                                 31

PART I

  ITEM 1. BUSINESS
     Caterpillar Financial Services Corporation is a wholly owned finance subsidiary of Caterpillar Inc. (together with its other subsidiaries, "Caterpillar"). We provide retail financing alternatives to customers and dealers around the world for Caterpillar and non-competitive related equipment, provide wholesale financing to Caterpillar dealers and purchase short-term dealer receivables from Caterpillar. We emphasize prompt and responsive service and offer various financing plans to meet customer requirements, increase Caterpillar sales and generate financing income.

     Retail financial plans include:
           Tax leases which are classified as either operating or finance leases for financial accounting purposes, depending on the characteristics of the lease. For tax purposes, we are considered the owner of the equipment (15%*).
           Finance (non-tax) leases where the lessee is considered the owner of the equipment during the term of the contract and that either require or allow the customer to purchase the equipment for a fixed price at the end of the term (23%*).
           Installment sale contracts which are equipment loans that enable customers to purchase equipment with a down payment or trade-in and structure payments over time (20%*).
           Working capital loans that allow customers and dealers to use their Caterpillar equipment as collateral to obtain financing for other business needs (21%*).
           Governmental lease-purchase plans in the U.S. that offer low interest rates and flexible terms to qualified non-federal government agencies(2%*).

     Wholesale financial plans (19%*) include:
           Inventory/rental programs which provide assistance to dealers by financing their inventory, rental fleets and rental facilities.
           Short-term dealer receivables we purchase from Caterpillar at a discount.

      * indicates the percentage of total portfolio at December 31,1998. For more information, please refer to Note 5

     The retail financing business is highly competitive, with financing for users of Caterpillar equipment available through a variety of sources, principally commercial banks and finance and leasing companies. We are largely dependent upon Caterpillar dealers' ability to sell equipment and customers' willingness to enter into financing or leasing agreements with us. We also are affected by the availability of funds from our financing sources and general economic conditions such as inflation and market rates.

     We provide financing only when acceptable criteria are met. Credit decisions are based on, among other things, the customer's credit history, financial strength and intended use of equipment. We typically maintain a security interest in retail financed equipment and require physical damage insurance coverage on all financed equipment.

     Our competitive position is improved by marketing programs, subsidized by Caterpillar and/or Caterpillar dealers, which allow us to offer below market interest rates. Under these programs, Caterpillar, or the dealer, pays us an amount at the outset of the transaction which we then recognize as income over the term of the financing.

     We also have agreements with Caterpillar which are significant to our operation. These agreements provide for financial support, certain funding, employee benefits and corporate services among other things. For more information on these agreements please refer to Note 13.

ITEM 2. PROPERTIES

     Our principal executive offices are located in Nashville, Tennessee. We have 37 offices, of which, 7 are located in the United States, 19 are in Europe and 11 are in other countries. All offices are leased with the exception of one office in Mexico City, Mexico.


  ITEM 3. LEGAL PROCEEDINGS

     We are party to various legal proceedings. Although the outcomes of these proceedings cannot be predicted with certainty, we believe the final outcomes will not have a material adverse effect on our financial position or results of operations.


  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDERS MATTERS
      Our stock is not publicly traded, Caterpillar is the owner of our one outstanding share. We have not declared or paid any dividends on our common stock.

  Part II

  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


  1998 COMPARED WITH 1997

     PORTFOLIO
     The net portfolio balance was $10,542.6 million at December 31, 1998, an increase of 47% or $3,353.3 million over December 31, 1997.

     In January 1998, we entered into an agreement with Caterpillar to purchase certain U.S. dealer receivables from Caterpillar at a discount. Under this agreement, Caterpillar continues to service the receivables. Under this program, we use a portion of collections each week to purchase additional receivables in order to maintain a consistent balance. At December 31, 1998, the balance of receivables owned by us and serviced by Caterpillar was $1,166.4 million, which is classified as wholesale notes receivable.

     We financed new retail business of $5,818.8 million during 1998 as compared to $4,375.7 million in 1997. This 33% increase resulted primarily from financing more Caterpillar units at a higher average financed amount per unit.

     REVENUES
     Total revenues for 1998 were a record $1,045.7 million. Of the $254.2 million increase over 1997, primarily the result of the larger portfolio, $82.9 million resulted from the revenue earned on dealer receivables purchased from Caterpillar.

     The average interest rate on finance receivables (computed by dividing finance income by the average monthly finance receivable balance net of unearned income) was 8.75% for 1998 compared with 8.69% for 1997. The tax benefits of governmental lease purchase contracts and tax-oriented leases are not included in these computed interest rates.

     Other revenue was $75.1 million for 1998. The increase of $12.3 million from 1997 included increased securitization-related revenue of $8.2 million, interest income on loans to Caterpillar of $4.1 million fees, and other miscellaneous revenue.

     EXPENSES
     Interest expense for 1998 increased $135.1 million over 1997. This increase was primarily the result of increased borrowings to support the larger portfolio. The average interest rate on borrowed funds was 6.00% for 1998 as compared to 5.94% for 1997.

     Depreciation expense increased $29.1 million over 1997 due to an increase in new operating leases.

     General, operating and administrative expenses increased $28.4 million during 1998 as compared to 1997. This increase is primarily due to staff-related expenses and other expenses incurred to increase new business, service the larger managed portfolio and support geographic expansion. The number of full-time employees was 821 at December 31, 1998, an increase of 137 from 1997.

     The provision for credit losses increased $30.9 million over 1997 mainly due to the larger portfolio.

     PROFIT
     Profit for 1998 was $111.6 million, a $17.4 million increase from 1997. This increase is primarily the result of a larger portfolio, partially offset by a higher provision for credit losses.

     PAST DUE RECEIVABLES
     Receivables that were past due over 30 days were 1.5% of the total receivables at December 31, 1998 (1.7% excluding the dealer receivables serviced by Caterpillar), as compared to 1.7% at December 31, 1997. We continuously monitor the allowance for credit losses to provide for an amount we believe is adequate, after considering the value of any collateral, to cover uncollectible receivables. See Note 2 for information on allowance for credit losses.


  1997 COMPARED WITH 1996
  (has been changed to conform with 1998 presentation)

     PORTFOLIO
     The net portfolio balance was $7,189.3 million at December 31, 1997, compared to $6,212.3 million at December 31, 1996.

     We financed new retail business transactions totaling $4,375.7 million during 1997 as compared to $3,619.2 million during 1996.
 This increase resulted primarily from financing an increased percentage of deliveries of Caterpillar product.

     REVENUES
     Total revenues for 1997 were $791.5 million. The increase of $113.5 million over 1996 was primarily the result of portfolio growth.

     The average interest rate on finance receivables (computed by dividing finance income by the average monthly finance receivable balance net of unearned income) was 8.69% for 1997 compared with 8.90% for 1996. The tax benefits of governmental lease purchase contracts and tax-oriented leases are not included in these annualized interest rates.

     Other revenue of $62.8 million for 1997 included securitization-related revenue, fees and other miscellaneous revenue. The $16.3 million increase over 1996 resulted primarily from increases of:
     $6.5 million on sales of used equipment
     $5.6 million in servicing and other securitization related income $3.6 million gain on sale of receivables

     EXPENSES
     Interest expense for 1997 was $366.7 million, an increase of $51.3 million over 1996. This increase was primarily the result of increased borrowings to support the larger portfolio, partially offset by lower borrowing rates. The average interest rate on borrowed funds was 5.94% for 1997 as compared to 6.08% for 1996.

     Depreciation expense increased from $121.0 million in 1996 to $139.3 million in 1997 due to an increase in new operating leases.

     General, operating and administrative expenses increased $14.0 million over 1996. This increase is primarily due to staff-related expenses and other expenses incurred due to increased new business and geographic expansion. Full time employment increased from 576 in 1996 to 684 at December 31, 1997.

     The provision for credit losses decreased from $41.3 million in 1996 to $39.2 million in 1997.

     PROFIT
     Profit for 1997 was $94.2 million, compared to $75.6 million in 1996, primarily the result of the larger portfolio.

     PAST DUE RECEIVABLES
     Receivables that were past due over 30 days were 1.7% of the total receivables at December 31, 1997 compared to 2.1% at December 31, 1996. We continuously monitor the allowance for credit losses to provide for an amount we believe is adequate, after considering the value of any collateral, to cover uncollectible receivables. See Note 2 for information on allowance for credit losses.

  CAPITAL RESOURCES AND LIQUIDITY

     Operations for 1998 were funded with a combination of bank borrowings, commercial paper, equity capital invested by Caterpillar, medium-term notes, sales of receivables and retained earnings.

     At December 31, 1998, we had the following credit lines available:

Two syndicated revolving credit lines. Two revolving credit lines, used to support our commercial paper and commercial paper guarantees totaling $2,900.0 million, are shared with Caterpillar under the following allocation:

                                          Five-year    364-day
                                          Facility     Facility    Total
    Caterpillar                          $   187.5     $   102.5   $   290.0
    Caterpillar Financial Services Corp.   1,687.5         922.5     2,610.0
    Total                                 $1,875.0      $1,025.0    $2,900.0
  The five year facility expires on Oct. 5, 2002; the 364-day facility expires on Oct. 5, 1999.

     At December 31, 1998, there were no borrowings under these lines.

European revolving credit line. This $1.0 billion credit line supports our Euro-commercial paper and certificate of deposit program. Under this program, commercial paper and certificates of deposit are issued by us or by our Irish subsidiaries with our guarantee. At December 31, 1998, there were no borrowings under this credit line.

Short-term credit lines from banks. These credit lines total $628.5 million and will be eligible for renewal at various dates throughout 1999. They are used for bank borrowings and as support for our outstanding commercial paper and commercial paper guarantees. We had $188.9 million outstanding against these credit lines at December 31, 1998.

Variable amount lending agreements with Caterpillar. Under these agreements, we may borrow up to $831.3 million from Caterpillar, and Caterpillar may borrow up to $670.7 million from us. The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days' notice. We had borrowings of $211.7 million and loans receivable of $246.3 million outstanding at December 31, 1998 under these agreements.

     Total outstanding borrowings at December 31, 1998 were $9,561.7 million, an increase of $3,224.6 million over December 31, 1997.
 Outstanding borrowings primarily include:

       $6,201.4 million of medium-term notes
       $2,849.7 million of commercial paper
       $188.9 million of bank borrowings

     In July 1998, we securitized $605.7 million of our receivables consisting of $417.7 million of installment sale contracts and $188.0 million of finance lease contracts and recognized a $6.9 million pre-tax gain. We will continue to receive fees in future periods for servicing these sold receivables. In October 1998, we increased the balance in our private-placement, revolving, asset-backed securitization of wholesale receivables from $600.0 million to $750.0 million and recognized a $0.8 million gain. We used the proceeds from both of these transactions to reduce debt.

     At December 31, 1998, we serviced $1,637.8 million of sold receivables which consist of $750.0 million in wholesale receivables under a revolving asset-backed securitization agreement, $741.3 million of installment sale contracts and $146.5 million of finance leases. These receivables are not available to pay our creditors.

     Caterpillar contributed an additional $280.0 million of equity capital during 1998. Our debt-to-equity ratio at December 31, 1998 was 8.0 to 1 as compared to 7.8 to 1 at December 31, 1997.
 Please refer to Note 6 for information on debt covenants.


     DERIVATIVES

     We use interest rate derivative financial instruments and currency derivative financial instruments to manage interest rate and foreign currency exchange risks that we encounter as a part of our normal business. We do not use these instruments for trading purposes.

Interest rate derivatives. We use interest rate swap agreements to manage the risk of changes in interest rates, allowing us to maintain our interest rate spreads, regardless of the direction interest rates move. At December 31, 1998, we had interest rate swap contracts outstanding with notional amounts totaling $2,183.2 million and terms of up to ten years. These contracts change:

     $1,373.2 million of floating rate debt to fixed rate debt
     $656.5 million of fixed rate debt to floating rate debt
     $153.5 million of floating rate debt to floating rate debt having different characteristics

Foreign currency derivatives. We use foreign exchange contracts to manage potential risk of fluctuating exchange rates. These contracts have terms that generally range up to three months. At December 31, 1998, we had foreign exchange contracts totaling $1,267.9 million, $3.4 million of which were with Caterpillar. They hedge foreign currency denominated receivables and debt of international subsidiaries.

     YEAR 2000 READINESS

     The Year 2000 ("Y2K") issue relates to the inability of computer applications to distinguish between years with the same last two digits in different centuries such as 1900 and 2000. In 1997, we began to evaluate this ability in the systems we use. At that time, we evaluated our exposure in key internal systems, key external systems and non-critical systems. During 1998, we have continued to increase our preparedness, or "compliance," in each area.

     Our key internal systems include software and hardware used to track our contract, customer and financial information as well as internal communications and quoting software. Most of these systems are currently Y2K compliant. By the end of July 1999, we will install software which will upgrade the remaining programs, bringing them into compliance. The failure of systems which are not currently compliant would cause only minor business disruption as we would perform some tasks manually rather than electronically, such as calculating quotes for customers manually instead of by computer.

     Our key external systems include utilities, banking, and facility control hardware and software. In these areas, we have contacted our key business partners and asked them to certify their compliance. In situations where they are not compliant, we are closely monitoring their plans to implement the changes necessary to become compliant. If these business partners do not become compliant, it could have a significant negative impact on our ability to operate. However, in most cases, we have multiple suppliers which could mitigate the adverse impact. We have developed contingency plans that would allow at least a minimal level of operation to continue in the event that certain key suppliers, such as electric power or data communication systems, do not become compliant by 2000.

     We are also dependent on the dealers' ability to continue selling equipment. Caterpillar has taken steps to assess the dealers' readiness. Through their communications, we expect that substantially all of our dealers will be in a position to service customers without significant business disruption from Y2K by June 1999.

     Our non-critical systems include business software used in non-critical functions, such as spreadsheets used to report information which could be manually reported and office support machines which are not vital to daily operations. If these items failed to become compliant, they would cause minimal disruption to particular offices.

     Our target is to have our critical internal systems Y2K compliant by July 1999. We estimate the cost incurred to become Y2K compliant to be less than $1.0 million and not material to our financial position or results of operations. We will also continue to communicate with our key business partners to assess their level of compliance and adjust our contingency plans as needed.


  ITEM 7.A QUANTITATIVE AND QUALITATIVE MARKET RISK

     We use interest rate swap agreements to manage the effect of fluctuating interest rates on our income. To estimate the impact an interest rate change would have on our income, our "sensitivity," we use a computer model. The model measures the re-pricing characteristics of interest-sensitive assets, liabilities and off-balance sheet derivatives. The model estimates our unhedged interest expense for the next twelve months assuming the only changes to our interest sensitive assets or liabilities are contractual repayments and there are no changes to equity or market rates. This provides us with a "baseline" interest expense. Then using the same model, we shift the market interest rates 100 basis points instantaneously and parallel across the rate curve to create a "rate shocked" interest expense. Our sensitivity is measured as the difference between the baseline and rate shocked interest expense.

     Using our computer modeling, and assuming no new fixed rate loans or leases were extended and no action was taken to alter our current interest rate sensitivity, the impact to interest expense of an immediate hypothetical 100 basis point parallel rise in the yield curve on January 1, 1999 would be an estimated $14.4 million increase for the twelve months ending December 31, 1999. This impact on interest expense primarily reflects our increased borrowings and is not materially different from the potential $9.6 million increase reported last year. Although we believe that this measure provides a meaningful estimate of our interest rate sensitivity, it does not adjust for other dynamic factors that impact our interest expense. Accordingly, no assurance can be given that actual results would be consistent with the potential outcome simulated by our computer modeling. Further, our computer modeling does not necessarily represent our current view of future market interest rate movements.


  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information required by Item 8 is incorporated by reference from pages 13 through 16.


  Part IV.

  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

     (a)  The following documents are filed as part of this report.
       1.  Financial Statements
              Report of Independent Accountants
              Consolidated Statement of Financial Position
              Consolidated Statement of Profit
              Consolidated Statement of Changes in Equity
              Consolidated Statement of Cash Flows

     (b)  Reports on Form 8-K
      No current reports on form 8-K were filed during the fourth quarter.

     (c)  Exhibits
     3.1Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Company's Form 10, as amended, Commission File No. 0-13295).

     3.2Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the Company's Annual Report on Form 10-K, for the year ended December 31, 1990, Commission File No. 0-
        13295).

     4.1Indenture, dated as of April 15, 1985, between the Company and Morgan Guaranty Trust Company of New York, as Trustee, including form of Debt Security (see Table of Contents to Indenture)(incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-3, Commission File No. 33-2246).

     4.2First Supplemental Indenture, dated as of May 22, 1986, amending the Indenture dated as of April 15, 1985 between the Company and Morgan Guaranty Trust Company of New York, as Trustee (incorporated by reference from Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 20, 1986, Commission File No. 0-13295).

     4.3Second Supplemental Indenture, dated as of March 15, 1987, amending the Indenture dated as of April 15, 1985 between the Company and Morgan Guaranty Trust Company of New York, as Trustee (incorporated by reference from Exhibit 4.3 to the Company's Current Report on Form 8-K dated April 24, 1987, Commission File No. 0-13295).

     4.4Third Supplemental Indenture, dated as of October 2, 1989, amending the Indenture dated as of April 15, 1985, between the Company and Morgan Guaranty Trust Company of New York, as Trustee (incorporated by reference from Exhibit 4.3 to the Company's Current Report on Form 8-K, dated October 16, 1989, Commission File No. 0-13295).

     4.5Fourth Supplemental Indenture, dated as of October 1, 1990, amending the Indenture dated April 15, 1985, between the Company and Morgan Guaranty Trust Company of New York, as Trustee (incorporated by reference from Exhibit 4.3 to the Company's Current Report on Form 8-K, dated October 29, 1990, Commission File No. 0-13295).

     4.6Indenture, dated as of July 15, 1991, between the Company and Continental Bank, National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K, dated July 25, 1991, Commission File No. 0-13295).

     4.7Support Agreement, dated as of December 21, 1984, between the Company and Caterpillar (incorporated by reference from Exhibit 4.2 to the Company's Form 10, as amended, Commission File No. 0-13295).

     4.8First Amendment to the Support Agreement dated June 14,
        1995 between the Company and Caterpillar (incorporated by reference from Exhibit 4 to the Company's Current Report on Form 8-K dated June 14, 1995, Commission File No 0-13295).

     10.1Tax Sharing Agreement, dated as of June 21, 1984, between the Company and Caterpillar (incorporated by reference from Exhibit 10.3 to the Company's Form 10, as amended, Commission File No. 0-13295).

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


                             Caterpillar Financial Services
Corporation
                                       (Registrant)




Dated:  February 25, 1999  By  /s/ Paul J. Gaeto
                               Paul J. Gaeto, Secretary


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


         Date                Signature                 Title
                                               President, Director
  February 25, 1999    /s/ James S. Beard       and Principal Executive Officer
                          James S. Beard

  February 25, 1999    /s/ James R. English    Executive Vice
                          James R. English      President and Director

  February 25, 1999    /s/ James W. Owens      Director
                          James W. Owens
                                               Controller and
  February 25, 1999    /s/ Kenneth C. Springer  Principal Accounting Officer
                          Kenneth C. Springer
                                               Treasurer and
  February 25, 1999    /s/ Edward J. Scott      Principal Financial Officer
                          Edward J. Scott

  REPORT OF INDEPENDENT ACCOUNTANTS


  To the Board of Directors and Stockholder of Caterpillar Financial Services Corporation

  In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 9 present fairly, in all material respects, the financial position of Caterpillar Financial Services Corporation and its subsidiaries at December 31, 1998, 1997 and 1996 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





  PRICEWATERHOUSECOOPERS LLP

  New York, New York
  January 20, 1999

CATERPILLAR FINANCIAL SERVICES CORPORATION

  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
  AT DECEMBER 31,  (Millions of dollars, except share data)

                                     1998        1997       1996
Assets:
  Cash and cash equivalents $ 49.5 $ 41.5 $ 27.0 Finance receivables (Notes 2, 3 and 5):
    Wholesale notes receivable    2,110.2        497.9      465.1
    Retail notes receivable       2,283.0      1,852.1    1,535.9
    Investment in finance
      receivables                 6,350.3      4,993.6    4,352.5
                                 10,743.5      7,343.6    6,353.5
    Less: Unearned income           851.6        661.8      604.3
          Allowance for
            credit losses           110.8         83.5       74.4
                                  9,781.1      6,598.3    5,674.8

  Equipment on operating leases,
   less accumulated
   depreciation (Note 4)            715.9        558.7      511.0
  Deferred income taxes (Note 11)     7.8          4.6        2.9
  Notes receivable from
    Caterpillar (Note 13)           246.3           -          -
  Other assets                      334.2        223.7      148.5
Total assets                    $11,134.8     $7,426.8   $6,364.2


Liabilities and stockholder's equity:
  Payable to dealers and others $   113.3     $   84.9   $   88.1
  Payable to Caterpillar
    - Borrowings (Note 13)          211.7        243.5      150.0
  Payable to Caterpillar
    - Other (Note 13)                 4.6          4.1        3.1
  Accrued interest payable           85.0         47.3       39.2
  Income taxes payable (Note 11)    106.4         81.4       40.4
  Other liabilities                  31.7         22.2       23.5
  Short-term borrowings (Note 7)  3,113.2      2,731.5    2,678.9
  Current maturities of
    long-term debt (Note 8)       2,178.9      1,087.9    1,057.8
  Long-term debt (Note 8)         4,057.9      2,274.2    1,545.7
  Deferred income taxes (Note 11)    31.5         38.7       42.2
Total liabilities                 9,934.2      6,615.7    5,668.9

Commitments and contingent liabilities (Note 10)

  Common stock - $1 par value
    Authorized:  2,000 shares
    Issued and outstanding:
      one share                     675.0        395.0      345.0
  Retained earnings                 554.3        442.7      348.5
  Accumulated other comprehensive
    income                          (28.7)       (26.6)       1.8
Total stockholder's equity        1,200.6        811.1      695.3

Total liabilities and
  stockholder's equity          $11,134.8     $7,426.8   $6,364.2
  See Notes to Consolidated Financial Statements

CATERPILLAR FINANCIAL SERVICES CORPORATION

  CONSOLIDATED STATEMENT OF PROFIT
  FOR THE YEARS ENDED DECEMBER 31,  (Millions of dollars)

                                      1998           1997        1996
  Revenues:
    Wholesale finance income      $   147.0       $   49.5     $  47.4
    Retail finance income             609.7          499.3       427.2
    Rental income                     213.9          179.9       156.9
    Other income                       75.1           62.8        46.5
          Total revenues            1,045.7          791.5       678.0

  Expenses:
    Interest (Notes 7 and 8)          501.8          366.7       315.4
    Depreciation                      168.4          139.3       121.0
    General, operating, and
      administrative                  125.2           96.8        82.8
    Provision for credit losses        70.1           39.2        41.3
    Other expense                       1.6            1.8         1.7
          Total expenses              867.1          643.8       562.2

  Profit before income taxes          178.6          147.7       115.8

  Provision for income taxes (Note 11) 67.0           53.5        40.2

          Net profit              $   111.6       $   94.2    $   75.6
  See Notes to Consolidated Financial Statements

CATERPILLAR FINANCIAL SERVICES CORPORATION

  CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
   FOR THE YEARS ENDED DECEMBER 31,  (Millions of dollars)

                              1998                 1997             1996
Retained earnings:
  Balance at January 1  $  442.7              $ 348.5          $ 272.9
     Net profit            111.6  $111.6         94.2  $ 94.2     75.6  $75.6
  Balance at December 31   554.3                442.7            348.5

Accumulated other
comprehensive income:
  Balance at January 1    (26.6)                  1.8              5.4
  Foreign currency
   translation adjustment  (2.1)    (2.1)       (28.4)  (28.4)    (3.6) (3.6)
  Comprehensive income             $109.5              $ 65.8          $72.0
 Balance at December 31   (28.7)                (26.6)              1.8

Paid-in capital:
  Balance at January 1    395.0                 345.0             325.0
      Equity capital from
        Caterpillar       280.0                  50.0              20.0
 Balance at December 31   675.0                 395.0             345.0

Total equity           $1,200.6               $ 811.1           $ 695.3
See Notes to Consolidated Financial Statements

CATERPILLAR FINANCIAL SERVICES CORPORATION

  CONSOLIDATED STATEMENT OF CASH FLOWS
  FOR THE YEARS ENDED DECEMBER 31,  (Millions of dollars)

                                     1998        1997        1996
Cash flows from operating activities:
  Net income                        $111.6     $  94.2      $ 75.6
  Adjustments for non-cash items:
    Depreciation                     168.4       139.3       121.0
    Provision for credit losses       70.1        39.2        41.3
    Other                            (28.6)      (40.8)       (6.3)
  Change in assets and liabilities:
    Receivables from customers
      and others                    (157.2)      (39.6)       (2.0)
    Deferred income taxes            (11.4)       (3.1)       (5.5)
    Payable to dealers and others     28.4        (0.9)       37.1
    Payable to Caterpillar - Other    (1.0)        1.5        (2.0)
    Accrued interest payable          37.6         8.5          -
    Income taxes payable              25.3        41.0        21.9
    Other, net                        (2.7)       (3.2)        5.5
      Net cash provided by operating
        activities                   240.5       236.1       286.6

Cash flows from investing activities:
  Additions to property and
    equipment                       (342.5)     (282.3)     (264.2)
  Disposals of equipment             123.7       122.5       105.4
  Additions to finance
    receivables                  (14,960.8)   (6,643.7)   (5,801.5)
  Collections of finance
    receivables                    9,958.2     3,604.8     3,406.5
  Proceeds from sales of
    receivables                    1,705.4     1,832.8     1,424.9
  Notes receivable from Caterpillar (243.8)         -           -
  Other, net                          (4.2)       (2.7)        2.3
      Net cash used for investing
        activities                (3,764.0)   (1,368.6)   (1,126.6)

Cash flows from financing activities:
  Additional paid-in capital         280.0       50.0        20.0
  Payable to Caterpillar
    - Borrowings                     (28.8)      93.5      (325.5)
  Proceeds from long-term debt     3,962.4    1,822.3     1,050.0
  Payments on long-term debt      (1,088.0)  (1,059.9)   (1,169.3)
  Short-term borrowings, net         410.9      240.7     1,244.4
 Net cash provided by financing
   activities                      3,536.5    1,146.6       819.6

Effect of exchange rate changes
 on cash                              (5.0)       0.4         3.8

Net change in cash and cash
  equivalents                          8.0       14.5       (16.6)

Cash and cash equivalents at
  beginning of year                   41.5       27.0        43.6

Cash and cash equivalents at end
  of year                         $   49.5    $  41.5     $  27.0
  See Notes to Consolidated Financial Statements
  All short-term investments, which consist primarily of highly liquid investments with original maturities of less than 3 months, are considered to be cash equivalents

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  A.   Basis of consolidation
       Caterpillar Financial Services Corporation is a wholly owned finance subsidiary of Caterpillar Inc. (together with its other subsidiaries, "Caterpillar"). We provide retail financing alternatives to customers and dealers around the world for Caterpillar and non-competitive related equipment, provide wholesale financing to Caterpillar dealers and purchase short-term dealer receivables from Caterpillar.

       The financial statements include the accounts of Caterpillar Financial Services Corporation and its subsidiaries. Investments in companies that are owned 50% or less are accounted for by the equity method. All material intercompany balances have been eliminated. Certain amounts for prior periods have been reclassified to conform to the 1998 presentation.

  B.   Recognition of earned income
       Retail finance income on finance leases, tax leases, installment sale contracts and governmental tax leases is recognized over the term of the contract at a constant rate of return on the scheduled outstanding principal balance.
       Rental income on operating leases is recorded in the period earned.
       Wholesale finance income on dealer inventory, rental fleets, rental stores, and on short-term dealer receivables is recognized based on the daily balance of wholesale receivables outstanding and the applicable effective interest rate.
     Loan origination and commitment fees over five hundred dollars are amortized to finance income using the interest method over the life of the finance receivables.

     Recognition of income is suspended when management determines that collection of future income is not probable. Accrual is resumed, and previously suspended income is recognized, when the receivable becomes contractually current and collection doubts are removed.

  C.   Depreciation
     Depreciation on operating leases is recognized using the straight-line method over the lease term. The depreciable basis is the original cost of the equipment less the estimated residual value of the equipment at the end of the lease term.

  D.   Derivative financial instruments
     We use interest rate and currency derivative financial instruments to manage risks encountered through the normal course of business. We do not use any of these instruments for speculative purposes. Please refer to Note 9 for more information on derivative instruments, including the methods used to account for them.

  E.   Allowance for credit losses
     On a regular basis, we evaluate the collectibility of receivable balances and maintain an allowance for credit losses, which we believe is sufficient to cover uncollectible accounts.
 Uncollectible receivable balances are written off against the allowance for credit losses when the underlying collateral is repossessed or when we determine that it is probable the receivable balance is uncollectible.

  F.   Income taxes
     We have tax sharing agreements with Caterpillar in the U.S. and Australia under which we pay to or receive from Caterpillar our allocated share of income taxes or credits.

  G.   Foreign currency translation
     Assets and liabilities of foreign subsidiaries (the majority of which use the local currency as their functional currency) are translated at current exchange rates, and the effects of translation adjustments are reported as a separate component of stockholder's equity entitled "Foreign currency translation adjustment."

  H. Use of estimates in the preparation of financial statements The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts. Examples include accruals for income taxes and the allowance for credit losses.

  I.   New accounting standard
     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We will be required to adopt this new accounting standard on or before January 1, 2000. We do not anticipate early adoption. Due to the complexity of this new standard, we have not completed an assessment of the impact it will have on our financial position or results of operations.

  NOTE 2 - RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

     The contractual maturities of outstanding receivables at December 31, 1998 were:


                    Installment   Finance
  Amounts Due in    Contracts     Leases    Notes       TOTAL
  1999              $ 917.4     $1,220.1   $2,212.2   $4,349.7
  2000                645.2        861.9      552.6    2,059.7
  2001                417.1        581.2      435.7    1,434.0
  2002                220.9        288.1      202.6      711.6
  2003                 78.3        114.6      177.6      370.5
  Thereafter           14.3         95.5      812.5      922.3
                    2,293.2      3,161.4    4,393.2    9,847.8
  Residual value                   895.7                 895.7
  Less:  Unearned
          Income      248.6        529.1       73.9      851.6

  Total         $2,044.6   $3,528.0 $4,319.3  $9,891.9

       Receivables generally may be repaid or refinanced without penalty prior to contractual maturity. We also sell receivables. Accordingly, this presentation should not be regarded as a forecast of future cash collections.

       In July 1998, we securitized $605.7 million of our receivables consisting of $417.7 million of installment sale contracts and $188.0 million of finance lease contracts. In October 1998, we increased the balance in our private-placement, revolving, asset-backed securitization of wholesale receivables from $600.0 million to $750.0 million.

     At December 31, 1998, we serviced $1,637.8 million of sold receivables which consisted of $750.0 million of wholesale receivables under a revolving asset-backed securitization agreement, $741.3 million of installment sale contracts and $146.5 million of finance lease contracts. We receive fees for servicing these receivables. These receivables are not available to pay our creditors.


  Impaired Loans or leases
     A loan or lease is considered impaired when the investment in the contract or equipment exceeds the expected proceeds.

                                  1998       1997       1996
 Total investment in impaired
   loans/leases at December 31,  $ 60.6   $  30.4     $  33.4
   Less:  Fair value of
          underlying collateral    34.5      18.5        21.4
 Potential loss on impaired
   loans/leases                 $  26.1   $  11.9     $  12.0


Average investment in
   impaired loans/leases        $  73.5   $  46.7     $  42.8



  Allowance for credit loss activity for the year ended December
31,:
                                     1998        1997       1996
  Balance at beginning of year     $  83.5     $  74.4     $ 57.0
  Provision for credit losses         70.1        39.2       41.3
  Receivables written off, net of
    recoveries                       (37.7)      (19.6)     (20.6)
  Adjustment related to sale of
    receivables                       (4.9)       (6.6)      (3.2)
  Foreign currency translation
    adjustment                        (0.2)       (3.9)      (0.1)

  Balance at end of year           $ 110.8     $  83.5    $  74.4

       The increase in write-offs during 1998 is primarily attributable to losses in southeast Asia, where the economic outlook remains uncertain. We do not anticipate any additional material write-offs in the region in the near term but continue to monitor the situation very closely.

  NOTE 3 - INVESTMENT IN FINANCING LEASES

       The components of net investment in financing leases at
  December 31, were as follows:
                                              1998        1997         1996
 Total minimum lease payments receivable $3,161.4 $2,783.5 $2,383.3 Estimated residual value of leased assets:
    Guaranteed                                 229.3        206.0      162.5
    Unguaranteed                               666.4        518.9      401.8
                                             4,057.1      3,508.4    2,947.6
   Less:  Unearned Income                      529.1        477.6      429.8

 Net investment in financing leases         $3,528.0     $3,030.8   $2,517.8

  NOTE 4 - EQUIPMENT ON OPERATING LEASES

     Components of equipment on operating leases, less accumulated depreciation, at December 31, were as follows:
                                             1998    1997    1996
 Equipment on operating leases, at cost   $1,040.4  $827.3  $755.4
     Less:  Accumulated depreciation         324.5   268.6   244.4
 Equipment on operating leases, net       $  715.9  $558.7  $511.0


     At December 31, 1998, scheduled minimum rental payments for operating leases were as follows:
   1999    2000     2001     2002    2003    Thereafter      Total
   $311.0  $236.6   $141.7   $93.7   $13.6   $2.2           $798.8

  NOTE 5 - CONCENTRATION OF CREDIT RISK

       Our receivables are primarily comprised of receivables under installment sale contracts, receivables arising from leasing transactions and notes receivable. Percentages of the total value of our portfolio represented by each financing plan at December 31, were as follows:

                                         1998       1997        1996
  Retail Financing:
      Finance (non-tax) leases             23%        29%         26%
      Installment sale contracts           20%        19%         20%
      Tax leases                           15%        18%         19%
      Customer loans                       15%        18%         19%
      Dealer loans                          6%         7%          6%
      Government lease-purchase contracts   2%         2%          3%
  Wholesale Financing:                     19%         7%          7%

       The sharp increase in wholesale financing is primarily due to dealer receivables purchased from Caterpillar. Please refer to
  Note 13 for more information. Receivables from customers in construction-related industries made up approximately one-third of total finance receivables at December 31, 1998, 1997 and 1996. Dealers guarantee approximately 3.4% of our retail financing portfolio. No single customer or region represents a significant concentration of credit risk.

  NOTE 6 - CREDIT LINES

  At December 31, 1998, we had the following credit lines available:

Two syndicated revolving credit lines. Two revolving credit lines, used to support our commercial paper and commercial paper guarantees totaling $2,900.0 million, are shared with Caterpillar under the following allocation:

                                        Five-year   364-day
                                         Facility   Facility       Total
    Caterpillar                          $   187.5  $   102.5   $   290.0
    Caterpillar Financial Services Corp.   1,687.5      922.5     2,610.0
    Total                                 $1,875.0   $1,025.0    $2,900.0
  The five year facility expires on Oct. 5, 2002; the 364-day facility expires on Oct. 5, 1999.

   At December 31, 1998, there were no borrowings under these lines.

European revolving credit line. This $1.0 billion credit line supports our Euro-commercial paper and certificate of deposit program. Under this program, commercial paper and certificates of deposit are issued by us or by our Irish subsidiaries with our guarantee. At December 31, 1998, there were no borrowings under this credit line.

Short-term credit lines from banks. These credit lines total $628.5 million and will be eligible for renewal at various dates throughout 1999. They are used for bank borrowings and as support for our outstanding commercial paper and commercial paper guarantees. We had $188.9 million outstanding against these credit lines at December 31, 1998.

Variable amount lending agreements with Caterpillar. Under these agreements, we may borrow up to $831.3 million from Caterpillar, and Caterpillar may borrow up to $670.7 million from us. The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days' notice. We had borrowings of $211.7 million and loans receivable of $246.3 million outstanding at December 31, 1998. Please refer to Note 13 for more information concerning activity under these lines.

     The revolving credit facilities require us to maintain a consolidated ratio of profit before taxes plus fixed charges to fixed charges at no less than 1.15 to 1 for each quarter; total debt to total stockholder's equity, as defined by agreement, may not exceed 8.0 to 1 at year-end (8.5 to 1 moving six-month average at other than year-end); and tangible net worth must be at least $20.0 million. At December 31, 1998, we were in compliance with these requirements.


  NOTE 7 - SHORT-TERM BORROWINGS

 At December 31, short-term borrowings were comprised of the following:
                               1998            1997            1996
                       Balance  Avg. Rate  Balance  Avg.Rate  Balance  Avg. Rate
Commercial paper, net $2,849.7  5.2%      $2,536.0  5.2%     $2,382.1  5.2%
Payable to banks, net    188.9  4.8%         145.0  4.5%        257.2  3.7%
Other                     74.6  5.2%          50.5  5.5%         39.6  5.5%
Total                 $3,113.2           $2,731.5            $2,678.9

Additional information about our short-term debt is as follows for the years ended December 31,:
                                        1998          1997         1996
    Average short-term borrowings    $2,874.6     $ 2,654.9     $ 2,240.3
    Weighted average interest rate      5.3%          5.3%          5.3%
    Cash paid for interest             $183.1        $157.6        $160.4


  NOTE 8 - LONG-TERM BORROWINGS

     During 1998, we issued $3,959.8 million of medium-term notes, of which $1,508.3 million were at fixed interest rates and $2,451.5 million were at floating interest rates, primarily indexed to LIBOR. At December 31,1998, the average weighted interest rate on outstanding medium-term notes was 5.5%, with maturities ranging from 1 to 15 years. Cash paid for interest on long-term debt in 1998, 1997 and 1996 was $298.1 million, $198.2 million and $167.5 million, respectively.

     Long-term debt outstanding at December 31, 1998 matures as follows:

             1999                $2,178.9
             2000                 2,371.1
             2001                   960.0
             2002                   289.0
             2003                   350.0
             Thereafter              87.8

             Total               $6,236.8


  NOTE 9 - DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

     We use interest rate derivative financial instruments and currency derivative financial instruments to manage interest rate and foreign currency exchange risks that we encounter as a part of our normal business. We do not use these instruments for trading purposes.


  Interest rate derivatives
     We use interest rate swap agreements to manage the risk of changes in interest rates. Under the terms of a swap agreement, we exchange with the counterparty the difference between two interest rates periodically over the life of the agreement. At December 31, 1998, we had interest rate swap contracts outstanding with notional amounts totaling $2,183.2 million with terms up to ten years.
 These contracts effectively change:

     $1,373.2 million of floating rate debt to fixed rate debt
     $656.5 million of fixed rate debt to floating rate debt
     $153.5 million of floating rate debt to floating rate debt having different characteristics

     Net interest on interest rate swap agreements is recorded as either Other assets or Accrued interest payable and recognized as an adjustment to Interest expense. Gains and losses on termination of these agreements are deferred and amortized over the remaining original life of the agreement, unless the underlying debt to which the agreement is designated is disposed of or the hedge is terminated because of a loss of correlation, in which case the gain or loss is recognized immediately in income.

     Our current accounting loss exposure on interest rate swaps related to credit risk is a net receivable of $11.7 million at December 31, 1998. In addition, we may incur additional costs in replacing at current market rates any contracts for which a counterparty fails to perform. To reduce the risk of credit losses being incurred, we enter into contracts only with counterparties that have A- or better credit ratings and monitor the credit standing of the counterparties. We do not anticipate nonperformance by any of these counterparties.

  Foreign currency derivatives
     We use foreign exchange contracts to manage the risk of fluctuating exchange rates. These contracts have terms that generally range up to three months. At December 31, 1998, we had foreign exchange contracts totaling $1,267.9 million, $3.4 million of which were with Caterpillar. They hedge foreign currency denominated receivables and debt of our international subsidiaries.

     Deferred amounts relating to foreign exchange contracts are recorded as either Other assets or Other liabilities, and the premium/discount is recognized as an adjustment to Interest expense. Exchange gains/losses on these contracts are recorded in Other income.

  NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES

     We are contingently liable under guarantees of securities of certain parties, including Caterpillar. These guarantees have terms ranging up to two years and are secured. The total guarantee and amounts outstanding at December 31, are as follows:

                                     1998          1997     1996
    Guarantees with others           $178.7        $210.9   $253.3
    Guarantees with Caterpillar        75.0          50.0       -
    Total guarantees                 $253.7        $260.9   $253.3

    Outstanding with others          $ 87.7        $104.6   $158.7
    Outstanding with Caterpillar,      31.6           4.7       -
    Total outstanding                $119.3        $109.3   $158.7

     We are party to agreements in the normal course of business with selected customers and dealers in which we commit to provide a set dollar amount of financing on a pre-approved basis. We also provide lines of credit to selected customers and dealers, of which a portion remains unused as of December 31, 1998. Commitments and lines of credit generally have fixed expiration dates or other termination clauses. It has been our experience that not all commitments and lines of credit will be used. Management applies the same credit policies when making commitments and granting lines of credit as it does for any other financing. We do not require collateral for these commitments/lines, but if credit is extended, collateral may be required upon funding. The amount of the commitments and lines of credit outstanding as of December 31, 1998 was $3.9 billion compared to $2.3 billion at December 31, 1997 and $1.6 billion at December 31, 1996. The increase in 1998 is partially related to the purchase of dealer receivables from Caterpillar.

     We are party to various litigation matters and claims, and, while the results cannot be predicted with certainty, management believes the final outcome of such matters and claims will not have a material adverse effect on our consolidated financial position.

  NOTE 11 - INCOME TAXES

     The components of the provision for income taxes were as follows for the years ended December 31,:
                               1998        1997          1996
  Current tax provision:
    U.S. federal taxes       $  54.4     $  47.2       $  32.8
    Foreign taxes               17.5         8.8           8.2
    U.S. state taxes             4.6         4.6           4.3
                                76.5        60.6          45.3

  Deferred tax provision (credit):
    U.S. federal taxes          (7.4)       (9.1)         (7.7)
    Foreign taxes               (2.5)        1.6           2.1
    U.S. state taxes             0.4         0.4           0.5
                                (9.5)       (7.1)         (5.1)

  Total provision for income
    taxes                    $  67.0     $  53.5       $  40.2

  Cash paid for taxes        $  52.4     $  16.1       $  23.9

     Current tax provision (credit) is the amount of income taxes reported or expected to be reported on our tax returns.

     Differences between accounting rules and tax laws cause differences between the bases of certain assets and liabilities for financial reporting and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities and consisted of the following components at December 31,:

                                        1998          1997        1996
 Deferred tax assets:
   Allowance for credit losses         $ 29.9         $ 21.9     $ 20.0
   Alternative fuel tax credit            1.3            1.3        0.7
   Expected foreign tax credit            8.3            9.4       10.4
   Net operating loss carryforwards       6.5            4.9        4.0
                                         46.0           37.5       35.1

 Deferred tax liabilities
   - primarily depreciation             (63.2)         (66.7)     (70.4)
 Valuation allowance for deferred
   tax assets                            (6.5)          (4.9)      (4.0)
                                        (69.7)         (71.6)     (74.4)

 Deferred taxes - net                  $(23.7)        $(34.1)    $(39.3)

     Of our foreign subsidiaries that are in net operating loss carry forward positions, there is not sufficient evidence to substantiate recognition of deferred tax assets. Accordingly, a valuation allowance has been recorded for this amount. It is possible that circumstances could change in the near term at one or more of these foreign subsidiaries which would allow us to reduce the valuation allowance and to record additional net deferred tax assets.

     The provision for income taxes was different than would result from applying the U.S. statutory rate to Profit before income taxes for the years ended December 31, for the reasons set forth in the following reconciliation:

                                            1998     1997     1996
  Taxes computed at U.S. statutory rates   $62.5    $51.7    $40.5
  Increases (decreases) in taxes resulting from:
    Finance income not subject to
      federal taxation                      (3.5)    (3.3)    (3.0)
  State income taxes, net of federal taxes   3.3      3.3      3.0
  Subsidiaries' results subject to tax rates other than
    U.S. statutory rates                     4.7      1.2     (0.3)
  Other, net                                  -       0.6        -

  Provision for income taxes               $67.0    $53.5     $40.2



     The domestic and foreign components of Profit before income taxes for the years ended December 31, were as follows:

                     1998       1997        1996
    Domestic       $148.6      $121.2     $ 89.7
    Foreign          30.0        26.5       26.1
  Total            $178.6      $147.7     $115.8

     The foreign component of Profit before income taxes is comprised of the profit of all consolidated subsidiaries located outside the United States.

  NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     We use the following methods and assumptions to estimate the fair value of our financial instruments:

Assets and liabilities other than those listed below - carrying amount is a reasonable estimate of fair value.

Finance receivables, net - fair value is estimated by discounting the future cash flows using current rates for new receivables with similar remaining maturities. Historical bad debts experience is also considered.

Long-term debt - fair value is estimated by discounting the future cash flows using our current borrowing rates for similar types and maturities of debt, except for floating rate notes for which the carrying amount is considered a reasonable estimate of fair value.

Interest rate swaps - fair value is estimated based upon the amount we would receive or pay to terminate the agreements as of December 31.

Forward exchange contracts - carrying amount is a reasonable estimate of fair value.

The estimated fair values of financial instruments at December 31, are as follows:

                        1998               1997              1996
                  Carrying  Fair     Carrying  Fair   Carrying   Fair
                   Amount   Value     Amount   Value   Amount    Value
Finance
receivables -
net,            $8,916.3   $8,977.7   $5,845.8   $5,872.9   $4,982.6  $5,008.8
(excluding operating and tax leases (1))

Long-term debt $(6,236.8)$(6,280.2)  $(3,362.1) $(3,419.6) $(2,603.5)$(2,653.4)

Interest rate
swaps:
  In a net receivable
    position       $14.0     $18.6        $0.4      $19.5       $0.8      $4.3
  In a net payable
    position      $(2.3)    $(24.1)      $(3.3)    $(12.1)     $(4.1)   $(15.5)

Forward exchange
contracts:
  In a net gain
    position      $20.8      $20.8       $47.7      $47.7       $8.5      $8.5
  In a net loss
    position     $(9.5)      $(9.5)      $(6.0)     $(6.0)    $(13.5)   $(13.5)

(1) Excluded items have a net carrying value of $865 at December 31, 1998, $753 at December 31, 1997 and $692 at December 31, 1996.

  NOTE 13 - TRANSACTIONS WITH RELATED PARTIES

     We have a Support Agreement with Caterpillar which provides that Caterpillar will remain, directly or indirectly, our sole owner, cause us to maintain a net worth of at least $20.0 million and ensure that we maintain a ratio of earnings and interest expense
 (as defined) to interest expense of not less than 1.15 to 1. In 1998, Caterpillar made capital contributions of $280.0 million. Although this agreement can be modified or terminated by either party, any modification or termination which would adversely affect holders of our debt is required to be approved by holders of 66-2/3% of the aggregate principle of outstanding debt. Caterpillar's obligation under this agreement is not directly enforceable by any of our creditors and does not constitute a guarantee of any of our obligations.

     We have variable amount lending agreements with Caterpillar. Under these agreements, we may borrow up to $831.3 million from Caterpillar, and Caterpillar may borrow up to $670.7 million from us. The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days' notice. Information concerning these agreements is as follows:

                                     1998     1997     1996
 Loans payable at December 31,      $211.7   $243.5   $150.0
 Loans receivable at December 31,   $246.3       -        -
 Interest paid                      $  6.3  $  11.5   $ 20.7
 Interest earned                    $  4.1       -        -

     We were contingently liable under guarantees of securities of Caterpillar totaling $75.0 million at December 31, 1998 and $50.0 million at December 31, 1997. Of these guarantees, the amount outstanding was $31.6 million at December 31, 1998 and $4.7 at December 31, 1997.

     We enter into forward exchange contracts with Caterpillar to hedge our U.S. dollar denominated positions in Australia against currency fluctuations. These contracts have terms generally ranging up to three months. These contracts totaled $3.4 million at December 31, 1998, $3.1 million at December 31, 1997 and $2.3 million at December 31, 1996.

     We have agreements with Caterpillar to purchase, at a discount, certain receivables generated by sales of products to Caterpillar dealers. Information pertaining to these purchases is as below:

                              1998        1997     1996
  Purchases made             $6,621.9    $444.3      $397.3
  Discounts earned           $   88.5    $  5.6      $  5.4
  Servicing fees paid        $    4.5    $   -       $   -
  Balance at December 31,    $1,388.7    $139.0      $146.4

     The marked increase in 1998 is primarily due to a new program started in January 1998 to purchase receivables in the U.S. Under this program, we use a portion of collections each week to purchase additional receivables in order to maintain a consistent balance. The effective interest rate on these receivables was 8.03% at December 31, 1998.

     We participate in certain marketing programs sponsored by Caterpillar by providing financing to customers at rates below standard rates. Under these programs, Caterpillar pays us an amount at the outset of the transaction which we then recognize as income over the term of the financing. During 1998, we billed $220.5 million to Caterpillar relative to such programs, compared with $151.0 million in 1997 and $106.2 million in 1996.

     Caterpillar provides us with certain operational and administrative support which is integral to the conduct of our business. Our employees are covered by various benefit plans, including pension/post-retirement plans, administered by Caterpillar. We reimburse Caterpillar for these charges which amounted to $5.6 million during 1998, $4.5 million during 1997 and $3.7 million during 1996. We also reimburse Caterpillar for certain other corporate services which amounted to $2.5 million for the year ended December 31, 1998 and $2.3 million for the years ended December 31, 1997 and 1996.

     We have tax sharing agreements with Caterpillar, in the U.S. and Australia, under which we pay to or receive from Caterpillar our allocated share of income taxes or credits.

  NOTE 14 - LEASES

     We lease certain offices and other property through operating leases. Rental expense is charged to operations as incurred. Total rental expense for operating leases was $12.4 million, $9.7 million and $7.6 million for 1998, 1997 and 1996, respectively. Minimum payments for operating leases having initial non-cancelable terms in excess of one year are (in millions):

          1999                 $ 6.1
          2000                   4.7
          2001                   3.7
          2002                   3.2
          2003                   0.6
          Thereafter             2.8
          Total                $21.1

  NOTE 15 - SEGMENT INFORMATION


  Basis for segment information
     We have three geographic segments in which we offer primarily the same types of services (see Note 1). We account for transactions between segments in accordance with generally accepted accounting principles. We segregate information based on where service is provided:
   United States: We have regional offices in the United States which serve local dealers and customers. We also have offices in the United States which provide cross-border financing around the world.
   Europe:  We have offices throughout Europe which serve European dealers and customers.
   All Other: Offices in North and Latin America and Asia which are not classified elsewhere are included in this segment.

 1998                               U.S       Europe    All Other    Total
 Revenue from external customers $  748.0     151.5       146.2   $ 1,045.7
 Inter-segment revenue           $   26.2       3.8          -    $    30.0
 Net profit                      $   96.6       4.3        10.7   $   111.6
 Interest expense                $  396.3      54.2        81.3   $   531.8
 Depreciation expense            $  104.9      51.9        11.6   $   168.4
 Income tax expense              $   52.0       4.9        10.1   $    67.0
 Assets                          $8,927.5   1,812.2     1,660.9   $12,400.6
 Expenditures for assets         $  232.1      93.1        74.3   $   399.5

 1997                               U.S.      Europe    All Other    Total
 Revenue from external customers $  581.0     120.5        90.0   $   791.5
 Inter-segment revenue           $    5.0       1.0          -    $     6.0
 Net profit                      $   78.1       8.6         7.5   $    94.2
 Interest expense                $  284.2      41.5        47.0   $   372.7
 Depreciation expense            $   95.6      38.1         5.6   $   139.3
 Income tax expense              $   43.1       3.4         7.0   $    53.5
 Assets                          $5,779.7   1,310.9     1,133.5   $ 8,224.1
 Expenditures for assets         $  150.2     179.1        20.6   $   349.9

 1996                               U.S.      Europe    All Other    Total
 Revenue from external customers $  501.8     104.0        72.2   $   678.0
 Inter-segment revenue           $    4.9        -           -    $     4.9
 Net profit                      $   59.8       7.6         8.2   $    75.6
 Interest expense                $  235.5      40.9        39.0   $   315.4
 Depreciation expense            $   93.5      23.5         4.0   $   121.0
 Income tax expense              $   29.9       4.1         6.2   $    40.2
 Assets                          $4,793.4   1,081.3       803.4   $ 6,678.1
 Expenditures for assets         $  161.4      93.9        10.9   $   266.2

  Reconciliation:
 Interest expense                      1998        1997     1996
 Interest expense from segments       $531.8      $372.7   $315.4
 Inter-segment interest expense         30.0         6.0       -
 Total interest expense               $501.8      $366.7   $315.4

 Assets                          1998       1997       1996
 Assets from segments         $12,400.6   $8,224.1   $6,678.1
 Investment in subsidiaries       493.6      394.7      299.5
 Inter-segment balances           772.2      402.6       14.4
 Total assets                 $11,134.8   $7,426.8   $6,364.2

  Inside and outside the United States:
 Revenue                     1998       1997       1996
 Inside U.S.               $  748.0    $581.0     $501.8
 Outside U.S.                 297.7     210.5      176.2
                           $1,045.7    $791.5     $678.0

 Property and Equipment, Net    1998      1997    1996
 Inside U.S.                  $485.3    $402.0    $399.7
 Outside U.S.                  249.4     172.5     124.5
                              $734.7    $574.5    $524.2


  NOTE 16 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


1998        First quarter   Second quarter   Third quarter   Fourth quarter
Total revenues $222.4          $255.1           $283.0           $285.2
Net profit     $ 23.8          $ 25.5           $ 35.2           $ 27.1

1997        First quarter   Second quarter   Third quarter   Fourth quarter
Total revenues $183.0          $189.4           $205.5           $213.6
Net profit     $ 27.0          $ 21.9           $ 23.0           $ 22.3