Form 10-Q
period 1999-03-31
CATERPILLAR FINANCIAL SERVICES CORP
filed 1999-04-23
CIK 764764

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549




(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1999

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


      Registrant's telephone number, including area code:(615) 386-5800 The Registrant complies with the conditions set forth in General
Instruction (H)(1)(a) and (b) of Form 10-Q is therefore filing this form with the reduced disclosure format.

    Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X               No_____

     At March 31, 1999 one share of common stock of the Registrant was outstanding.

          HIGHLIGHTS:  FIRST QUARTER 1999 VS. FIRST QUARTER 1998

First quarter revenues of Caterpillar Financial Services Corporation ("Cat Financial") were a record $283 million, an increase of $61 million or 27% over 1998.
Profit was $35 million, an $11 million or 46% increase compared to last year.
The portfolio increased $2,322 million or 28%, to an all time high of $10,740 million.
New retail financing decreased slightly to $1,211 million.
James S. Beard, vice president of Caterpillar Inc. and president of Cat Financial, said, "Our first quarter results demonstrate clearly one of the benefits of Cat Financial to the Caterpillar enterprise, reliable and growing profitability."

                 Caterpillar Financial Services Corporation
               Form 10-Q for the Quarter Ended March 31, 1999
                                    Index
PART I.  FINANCIAL INFORMATION                              Page No.
Item 1.  Financial Statements (Unaudited)
  Consolidated Statement of Financial Position              4
  Consolidated Results of Operations                        5
  Consolidated Statement of Changes in Equity               6
  Consolidated Statement of Cash Flows                      7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                8-11



PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                   11-12
Signatures                                                  13


                      PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
  In addition to our accompanying unaudited consolidated financial statements, we suggest that you read our Annual Report on Form 10-K. Although not incorporated by reference in this document, additional information about us is available in our 1998 Annual Report and on our web page http://www.CAT.com. The documents mentioned above are available by writing to: Legal Dept., Caterpillar Financial Services Corp.; 3322 West End Ave.; Nashville, TN 37203.
  We believe this information reflects all adjustments, including normal and recurring accruals, necessary to fairly present the consolidated statements of financial position, results of operations, changes in equity, and cash flows for the periods presented. The results for interim periods do not necessarily indicate the results we expect for the year.

                Caterpillar Financial Services Corporation
                Consolidated Statement Of Financial Position
                                 (Unaudited)
                            (Millions of Dollars)
                                        March 31,   Dec. 31,      March 31,
                                         1999         1998         1998
Assets:
  Cash and cash equivalents             $    33      $     49     $    26
  Finance receivables
    Wholesale notes receivable            2,057         2,110       1,232
    Retail notes receivable               2,278         2,283       1,978
    Investment in finance receivables     6,626         6,351       5,409
                                         10,961        10,744       8,619
    Less: Unearned income                   872           852         720
          Allowance for credit losses       125           111          99
                                          9,964         9,781       7,800

  Equipment on operating leases,
    less accumulated depreciation           731           716         585
  Deferred income taxes                       9             8           5
  Notes receivable from
    Caterpillar Inc.                        284           246           -
  Other assets                              378           335         341
Total assets                            $11,399       $11,135      $8,757


Liabilities and stockholder's equity:
  Payable to dealers and others         $    96       $   113      $  114
  Payable to Caterpillar Inc. -
   Borrowings                               208           212          63
  Payable to Caterpillar Inc. - Other         9             5           3
  Accrued interest payable                  108            85          87
  Income taxes payable                       21           106          65
  Other liabilities                          30            31          34
  Short-term borrowings                   3,267         3,113       2,877
  Current maturities of
   long-term debt                         2,439         2,179       1,344
  Long-term debt                          3,946         4,058       3,204
  Deferred income taxes                      30            32          32
Total liabilities                        10,154         9,934       7,823

  Common stock - $1 par value
  Authorized: 2,000 shares; issued
   and outstanding: one share               695           675         495
  Retained Earnings                         589           555         467
  Accumulated other comprehensive
   income                                   (39)          (29)        (28)
Total stockholder's equity                1,245         1,201         934

Total liabilities and
 stockholder's equity                   $11,399       $11,135     $8,757

                 Caterpillar Financial Services Corporation
                     Consolidated Results of Operations
                                 (Unaudited)
                            (Millions of Dollars)
                                         Three Months Ended
                                        March 31,    March 31,
                                          1999         1998
Revenues:
  Wholesale finance                      $  37        $  20
  Retail finance                           165          140
  Rental                                    59           48
  Other                                     22           14
        Total revenues                     283          222

Expenses:
  Interest                                 132          106
  Depreciation                              46           38
  General, operating, and
   administrative                           33           26
  Provision for credit losses               17           15
        Total expenses                     228          185

Profit before income taxes                  55           37

Provision for income taxes                  20           13
        Profit                            $ 35         $ 24

                 Caterpillar Financial Services Corporation
                 Consolidated Statement Of Changes in Equity
                               (Unaudited)
                          (Millions of Dollars)

                                      Three Months Ended
                                 March 31,           March 31,
                                    1999                1998
Retained earnings:
  Balance at January 1           $ 554             $ 443
     Profit                         35  $ 35          24     $ 24
  Balance at March 31            $ 589              $467

Accumulated other
comprehensive income:
  Balance at January 1         $  (29)            $ (27)
  Foreign currency
   translation adjustment         (10)   (10)        (1)        (1)
  Comprehensive income                  $ 25                  $ 23
  Balance at March 31           $ (39)            $ (28)

Paid-in Capital
  Balance at January 1           $ 675            $ 395
     Equity capital from
     Caterpillar                    20              100
  Balance at March 31            $ 695            $ 495

Total equity                    $1,245             $ 934

                Caterpillar Financial Services Corporation
                   Consolidated Statement Of Cash Flows
                              (Unaudited)
                            (Millions of Dollars)
                                                  Three Months Ended
                                                 March 31,     March 31,
                                                  1999            1998
Cash flows from operating activities:
  Profit                                              $35          $24
  Adjustments for non-cash items:
    Depreciation                                       46           38
    Provision for credit losses                        17           15
    Other                                             (28)          (4)
  Change in assets and liabilities:
   Receivables from customers and others               34          (60)
   Deferred income taxes                               (2)          (7)
   Payable to dealers and others                      (15)          29
   Payable to Caterpillar Inc. - Other                  4           (3)
   Accrued interest payable                            23           40
   Income taxes payable                               (86)         (16)
   Other, net                                          (1)          (8)
    Net cash provided by operating activities          27           48
Cash flows from investing activities:
  Additions to property and equipment                 (96)         (89)
  Disposals of equipment                               46           32
  Additions to finance receivables                 (3,085)      (3,259)
  Collections of finance receivables                2,400        1,715
  Proceeds from sales of receivables                  414          340
  Notes receivable from Caterpillar                   (38)           -
  Other, net                                            3            -
    Net cash used for investing activities           (356)      (1,261)

Cash flows from financing activities:
  Additional paid-in capital                           20          100
  Payable to Caterpillar Inc. - Borrowings              -         (179)
  Proceeds from long-term debt                        685        1,466
  Payments on long-term debt                         (536)        (280)
  Short-term borrowings, net                          142           94
    Net cash provided by financing activities         311        1,201
Effect of exchange rate changes on cash                 2           (4)
Net change in cash and cash equivalents               (16)         (16)
Cash and cash equivalents at beginning of  year        49           42
Cash and cash equivalents at end of quarter         $  33       $   26

Cash paid for interest                              $ 103       $   79

Notes to Financial Statements

A.  Supplemental segment data for the three months ended March 31,

1999                                              All
                                 U.S    Europe   Other       Total
Revenue from external
 customers                  $    201        40     42     $    283
Inter-segment revenue       $     23         1      -     $     24
Net profit                  $     27         3      5     $     35
Assets                      $  9,132     3,165    1,605   $ 13,902

1998                                             All
                                 U.S    Europe   Other       Total
Revenue from external
 customers                $   160        34        28   $    222
Inter-segment revenue     $     4         1         -   $      5
Net profit                $    19         4         1   $     24
Assets                    $ 6,951     2,398     1,272   $ 10,621
  Due to accounting differences in the presentation of supplemental data and our GAAP-based external statements, total segment information may not equal amounts reflected in our GAAP statements.
B. Cash paid for income tax during the first quarter 1999 was $106 million. Under our tax sharing agreement with Caterpillar we pay to, or receive from Caterpillar, our allocated share of federal income taxes or credits in the U.S. and Australia. In the past, we have made payments as requested by Caterpillar, based on actual tax settlements. Beginning January 1999, we agreed to make quarterly payments to Caterpillar based on estimated tax liabilities. The $106 million paid during the first quarter includes $98 million, paid to Caterpillar, which was accrued during 1997 and 1998 for federal income taxes.
C.   New accounting standard
  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We will be required to adopt this new accounting standard on or before January 1, 2000. We do not anticipate early adoption. Due to the complexity of this new standard, we have not completed an assessment of the impact it will have on our financial position or results of operations.


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
  THREE MONTHS ENDED MARCH 31, 1998 VS. THREE MONTHS ENDED MARCH 31, 1999

REVENUES
  Total revenues for the first quarter of 1999 were a record $283 million. The increase of $61 million over the same period last year was primarily the result of continued portfolio growth.
  The annualized interest rate on finance receivables was 8.19% for the first quarter of 1999 compared with 8.72% for the first quarter of 1998. The tax benefits of governmental lease purchase contracts and tax-oriented leases are not included in these annualized interest rates.
  Other revenue of $22 million for the first quarter of 1999 included securitization-related revenue, fees, and other miscellaneous revenue. The increase of $8 million, as compared to the first quarter of 1998, was primarily due to a $3 million unrealized exchange gain on a U.S dollar deposit account held in Brazil and $2 million in increased interest income from Caterpillar.

EXPENSES
  Interest expense for the first quarter increased $26 million over the same period last year. This increase was primarily the result of increased borrowings partially offset by a lower borrowing rate. The average interest rate on borrowed funds was 5.63% for the first quarter of 1999 as compared to 6.08% for the first quarter of 1998.

 Depreciation expense increased $8 million over the first quarter of 1998 due to new operating lease business.

  General, operating, and administrative expenses increased $7 million during the first quarter of 1999 as compared to the same period last year. This increase was primarily due to staff-related expenses and other expenses incurred to increase new business and to service the larger managed portfolio. The number of full-time employees was 857 at March 31, 1999, an increase of 127 from last year's first quarter.

PROFIT
  Profit for the first quarter of 1999 was $35 million, an $11 million increase from the first quarter of 1998. This increase was predominantly due to continued portfolio growth.

PORTFOLIO
   The portfolio value was $10,740 million at March 31, 1999, an increase of $2,322 million over the same period last year. During the first quarter of 1999 we financed new retail business totaling $1,211 million as compared
to $1,246 million during the first quarter of 1998.   The slight decrease
is the result of decreased activity in Asia, Australia and Latin America, partially offset by increases in North America and Europe.
  At March 31, 1999, we serviced $1,518 million in receivables sold to others, which consist of $750 million in wholesale receivables, under a revolving asset-backed securitization agreement, $641 million of installment sale contracts and $127 million of finance leases.

ALLOWANCE FOR CREDIT LOSSES
  The following table shows activity related to the Allowance for Credit Losses for the period ending:

                                            March 31,      March 31,
                                               1999          1998
  Balance at beginning of quarter                $ 111         $  84
  Provision for credit losses                       17            15
  Receivables written off, net of recoveries        (1)            -
  Foreign currency translation adjustment           (2)            -
                                                 $ 125         $  99

  Receivables that were past due over 30 days were 2.0% of the total receivables at March 31, 1999, as compared to 1.6% at March 31, 1998. We will continue to monitor the allowance for credit losses to provide for an amount we believe is adequate, after considering the value of any collateral, to cover uncollectible receivables.

CAPITAL RESOURCES AND LIQUIDITY

  Operations for the first quarter of 1999 were funded with a combination of bank borrowings, commercial paper, equity capital invested by Caterpillar Inc., medium-term notes and retained earnings.

At March 31, 1999, we had the following credit lines available:

Two syndicated revolving credit lines. Two revolving credit lines, used to support our commercial paper and commercial paper guarantees totaling $2,900 million, are shared with Caterpillar under the following allocation:

                         Five-year       364-day
                          Facility      Facility       Total
 Caterpillar              $   187       $   103      $   290
 Caterpillar Financial
 Services Corp.             1,688           922        2,610
               Total       $1,875        $1,025       $2,900

The five-year facility expires on Oct. 5, 2002; the 364-day facility expires on Oct. 5, 1999.

 At March 31, 1999, there were no borrowings under these lines.

European revolving credit line. This $1.0 billion credit line, which expires on May 1, 2003, supports our Euro-commercial paper program. Under this program, commercial paper is issued by Caterpillar International Finance plc, our Irish subsidiary, with our guarantee. At March 31, 1999, there were no borrowings under this credit line.

Short-term credit lines from banks. These credit lines total $668 million and will be eligible for renewal at various dates throughout 1999. They are used for bank borrowings and as support for our outstanding commercial paper and commercial paper guarantees. At March 31, 1999, we had $109 million outstanding against these credit lines.

Variable amount lending agreements with Caterpillar. Under these agreements, we may borrow up to $832 million from Caterpillar, and Caterpillar may borrow up to $671 million from us. The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days' notice. We had borrowings of $208 million outstanding at March 31, 1999 compared to $212 million at December 31, 1998, and loans receivable of $284 million at March 31, 1999 compared to $246 million at December 31, 1998 under these agreements.

  Total outstanding borrowings at March 31, 1999 were $9,860 million, an increase of $298 million over December 31, 1998. Outstanding borrowings primarily include:
  $6,347 million of medium-term notes
  $3,070 million of commercial paper
  $109 million of bank borrowings

  In January 1999, Caterpillar Inc. contributed an additional $20 million of equity capital. Our debt-to-equity ratio at March 31, 1999 was 7.9 to 1 as compared to 8.0 to 1 at December 31, 1998.

DERIVATIVES

  We use interest rate derivative financial instruments and currency derivative financial instruments to manage interest rate and foreign currency exchange risks that we may encounter as a part of our normal business. We do not use these instruments for trading purposes.

Interest rate derivatives. We use interest rate swap agreements to manage the risk of changes in interest rates, allowing us to gain competitive and economic advantages by minimizing funding costs regardless of the direction interest rates move. At March 31, 1999, we had interest rate swap contracts outstanding with notional amounts totaling $2,504 million and terms up to ten years. These contracts change:

  $1,637 million of floating rate debt to fixed rate debt
  $ 714 million of fixed rate debt to floating rate debt
  $ 153 million of floating rate debt to floating rate debt having different characteristics

Foreign currency derivatives. We use foreign exchange contracts to minimize potential risk of fluctuating exchange rates. These contracts have terms that generally range up to three months. At March 31, 1999, we had foreign exchange contracts totaling $1,371 million, $3 million of which were with Caterpillar. They hedge foreign currency denominated receivables and debt of international subsidiaries.

YEAR 2000 READINESS

     The Year 2000 ("Y2K") issue relates to the inability of computer applications to distinguish between years with the same last two digits in different centuries such as 1900 and 2000. In 1997, we began to evaluate this ability in the systems we use. At that time, we evaluated our exposure in key internal systems, key external systems and non-critical systems. During 1998 and 1999, we have continued to increase our preparedness, or "compliance," in each area.

     Our key internal systems include software and hardware used to track our contract, customer and financial information as well as internal communications and quoting software. Most of these systems are currently Y2K compliant. By the end of July 1999, we will install software that will upgrade the remaining programs, bringing them into compliance. The failure of systems that are not currently compliant would cause only minor business disruption as we would perform some tasks manually rather than electronically, such as calculating quotes for customers manually instead of by computer.

     Our key external systems include utilities, banking, and facility control hardware and software. In these areas, we have contacted our key business partners and asked them to certify their compliance. In situations where they are not compliant, we are closely monitoring their plans to implement the changes necessary to become compliant. If these business partners do not become compliant, it could have a significant negative impact on our ability to operate. However, in most cases, we have multiple suppliers that could mitigate the adverse impact. We have developed contingency plans that would allow at least a minimal level of operation to continue in the event that certain key suppliers, such as electric power or data communication systems, do not become compliant by 2000.

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

                PART II.  OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

  Exhibit No.   Description
  12            Statement setting forth computation of Ratio of
                Profit to Fixed Charges.

  27            Financial Data Schedule


     (b) Reports on Form 8-K

On March 25, 1999, we filed an 8-K relating to our S3 filing #333-73083, which became effective on March 3, 1999.

Signatures
    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
         Caterpillar Financial Services Corporation
                               (Registrant)






Date:  April 23, 1999   By:       /s/K.C. Springer
                             K.C. Springer, Controller and Principal
                             Accounting Officer
Date:  April 23, 1999   By:       /s/J.S. Beard
                             J.S. Beard, President