Form 10-Q
period 1999-06-30
CATERPILLAR FINANCIAL SERVICES CORP
filed 1999-07-22
CIK 764764

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended           June 30, 1999

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

    At June 30, 1999 one share of common stock of the Registrant was outstanding.

     HIGHLIGHTS:  SECOND QUARTER 1999 VS. SECOND QUARTER 1998

    Caterpillar Financial Services Corporation (Cat Financial) reports record quarter revenues of $294 million for the second quarter of 1999.

    Profit was a second-quarter record $31 million, a $5 million or 19% increase from second quarter 1998.

    The Portfolio increased $1.82 billion, or 18% to $11.86 billion.

James S. Beard, vice president of Caterpillar Inc. and president of Cat Financial, said, "The continued growth and success of Cat Financial is a tribute to the dedication of employees worldwide who have a passion for serving Caterpillar dealers and customers."

            Caterpillar Financial Services Corporation

           Form 10-Q for the Quarter Ended June 30, 1999

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

  We believe this information reflects all adjustments, including normal and recurring accruals, necessary to fairly present the consolidated statements of financial position, results of operations, changes in equity and cash flows for the periods presented. The results for interim periods do not necessarily indicate the results we expect for the year.

            Caterpillar Financial Services Corporation

           Consolidated Statement of Financial Position
                            (Unaudited)
                       (Millions of Dollars)
                                      June 30,   Dec. 31,     June 30,
                                        1999       1998       1998
Assets:
  Cash and cash equivalents            $    72    $    49    $    45

  Finance receivables
    Retail notes receivable              2,508       2,283     2,116
    Wholesale notes receivable           2,511       2,110     2,081
    Investment in finance receivables    7,108       6,351     6,135
                                        12,127      10,744    10,332
    Less:  Unearned income                 953         852       837
           Allowance for credit losses     138         111       114
                                        11,036       9,781     9,381

  Equipment on operating leases,
    less accumulated depreciation          756         716       612
  Deferred income taxes                      9           8         6
  Notes receivable from Caterpillar Inc.   223         246         -
  Other assets                             388         335       292
Total assets                           $12,484     $11,135   $10,336


Liabilities and stockholder's equity:
  Payable to dealers and others       $    130   $     113    $  131
  Payable to Caterpillar Inc. -
    Borrowings                             207         212        46
  Payable to Caterpillar Inc. - Other        7           5         6
  Accrued interest payable                  82          85        71
  Income taxes payable                      19         106        85
  Other liabilities                         24          31        24
  Short-term borrowings                  3,277       3,113     3,142
  Current maturities of long-term debt   2,654       2,179     1,560
  Long-term debt                         4,781       4,058     4,244
  Deferred income taxes                     29          32        22
Total liabilities                       11,210       9,934     9,331

  Common stock - $1 par value
    Authorized:  2,000 shares
    Issued and outstanding:  One share     695         675       545
  Retained Earnings                        620         554       492
  Accumulated other comprehensive income   (41)        (28)      (32)
Total stockholder's equity               1,274       1,201     1,005

Total liabilities and stockholder's
equity                                 $12,484     $11,135   $10,336

            Caterpillar Financial Services Corporation

                Consolidated Results of Operations
                            (Unaudited)
                       (Millions of Dollars)
                           Three Months Ended      Six Months Ended
                          June 30,    June 30,   June 30,    June 30,
                            1999        1998       1999        1998
Revenues:
  Wholesale finance           $  43       $  35     $   80      $   55
  Retail finance                170         152        335         292
  Rental                         61          51        120          99
  Other                          20          17         42          32
        Total revenues          294         255        577         478

Expenses:
  Interest                      139         125        271         231
  Depreciation                   48          41         93          78
  General, operating and
   administrative                38          30         71          57
  Provision for credit losses    20          18         37          33
  Other expense                   -           1          1           1
        Total expenses          245         215        473         400

Profit before income taxes       49          40        104          78

Provision for income taxes       18          14         38          29
        Profit                $  31       $  26      $  66       $  49

            Caterpillar Financial Services Corporation

            Consolidated Statement Of Changes in Equity
                            (Unaudited)
                       (Millions of Dollars)

Six Months Ended
                               June 30,            June 30,
                                 1999                1998

Retained earnings:
  Balance at January 1      $   554           $     443
     Profit                      66   $   66         49    $  49
  Balance at June 30        $   620           $     492

Accumulated other
comprehensive income:
  Balance at January 1      $   (28)          $    (27)
     Foreign currency
      translation adjustment    (13)     (13)       (5)       (5)
  Comprehensive income                $   53               $  44
  Balance at June 30        $   (41)          $    (32)

Paid-in capital
  Balance at January 1     $    675           $     395
      Equity capital from
       Caterpillar               20                 150
  Balance at June 30       $    695           $     545

Total equity               $  1,274           $   1,005

         Caterpillar Financial Services Corporation

               Consolidated Statement of Cash Flows
                            (Unaudited)
                       (Millions of Dollars)
                                                 Six months Ended
                                              June 30,   June 30,
                                                1999       1998
Cash flows from operating activities:
  Profit                                          $  66        $49
  Adjustments for non-cash items:
    Depreciation                                     93         78
    Provision for credit losses                      37         33
    Other                                            (6)        (9)
  Change in assets and liabilities:
    Receivables from customers and others           (75)      (107)
    Deferred income taxes                            (3)       (18)
    Payable to dealers and others                    21         48
    Accrued interest payable                         (3)        24
    Income taxes payable                            (87)         4
    Other, net                                       (7)       (11)
      Net cash provided by operating activities      36         91

Cash flows from investing activities:
  Additions to property and equipment              (185)      (172)
  Disposals of equipment                             85         55
  Additions to finance receivables               (7,750)    (7,612)
  Collections of finance receivables              5,646      4,167
  Proceeds from sales of receivables                702        585
  Notes receivable from Caterpillar Inc.             23         -
  Other, net                                          2          1
      Net cash used for investing activities     (1,477)    (2,976)

Cash flows from financing activities:
  Additional paid-in capital                         20        150
  Payable to Caterpillar Inc. - borrowings            -       (193)
  Proceeds from long-term debt                    2,220      3,031
  Payments on long-term debt                     (1,022)      (590)
  Short-term borrowings, net                        247        488
      Net cash provided by financing activities   1,465      2,886

Effect of exchange rate changes on cash and
cash equivalents                                     (1)         3

Net change in cash and cash equivalents              23          4

Cash and cash equivalents at beginning of            49         41
period

Cash and cash equivalents at end of period     $     72     $   45

Cash paid for interest                          $   271      $ 220

NOTES TO FINANCIAL STATEMENTS

A.  Supplemental segment data for the three months ended June 30,

1999                         U.S.     Europe     All       Total
                                                 Other
Revenue from
 external customers        $    214        41        39   $    294
Inter-segment
 revenue                   $      9         -         -   $      9
Profit                     $     26         3         2   $     31
Assets                     $ 10,230     1,765     1,787   $ 13,782

1998                         U.S.     Europe      All      Total
                                                 Other
Revenue from
 external customers        $    187        36        33   $    256
Inter-segment
 revenue                   $      6         -         -   $      6
Profit                     $     23         1         1   $     25
Assets                     $  8,275     1,498     1,585   $ 11,358

  Supplemental segment data for the six months ended June 30,
1999                         U.S.     Europe     All       Total
                                                Other
Revenue from
 external customers       $ 415        81          81      $  577
Inter-segment
 revenue                  $ 16          1           -      $   17
Profit                    $ 53          6           7      $   66

1998                         U.S.     Europe      All      Total
                                                 Other
Revenue from
 external customers      $ 347          70        61       $ 478
Inter-segment
 revenue                 $  10           1                 $  11
Profit                   $  42           5         2       $  49

  Due to accounting differences in the presentation of supplemental data and our GAAP-based external statements, total segment information may not equal amounts reflected in our GAAP statements.

B. Cash paid for income taxes
  Cash paid for income taxes during the second quarter 1999 was
$19 million.   Under our tax sharing agreement with Caterpillar we
pay to, or receive from Caterpillar, our allocated share of federal income taxes or credits in the U.S. and Australia. In the past, we have made payments as requested by Caterpillar, based on actual tax settlements. Beginning January 1999, we agreed to make quarterly payments to Caterpillar based on estimated tax liabilities.

C.   New accounting standard
  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. During the second quarter of 1999, an amendment to the Statement changed the implementation date of this standard to January 1, 2001. We have not elected early adoption. We continue to assess the impact this requirement will have on our financial position and results of operations.


Item 2. Management's Discussion and Analysis of Results of
Operations and Financial Condition
THREE MONTHS ENDED JUNE 30, 1998 VS. THREE MONTHS ENDED JUNE 30,
1999

REVENUES
  Total revenues for the second quarter of 1999 were a record
$294 million. The increase of $39 million over the same period last year was primarily the result of continued portfolio growth.

  The annualized interest rate on finance receivables was 8.01% for the second quarter of 1999 compared with 8.73% for the second quarter of 1998. The tax benefits of governmental lease purchase contracts and tax-oriented leases are not included in these annualized interest rates.

  Other revenue of $20 million for the second quarter of 1999, an increase of $3 million from the same period last year, included securitization-related revenue, fees and other miscellaneous revenue.

EXPENSES
  Interest expense for the second quarter of 1999 increased $14 million over the same period last year. This increase was primarily the result of increased borrowings partially offset by lower borrowing rates. The average interest rate on borrowed funds was 5.44% for the second quarter of 1999 as compared to 5.99% for the second quarter of 1998.

  Depreciation expense increased $7 million over the second quarter of 1998 due to new operating lease business.

  General, operating and administrative expenses increased $8 million during the second quarter of 1999 as compared to the same period last year. This increase is primarily due to staff-related expenses and other expenses incurred due to increased new business and geographical expansion. There were 893 employees at June 30, 1999, an increase of 116 from last year's second quarter.

  The provision for credit losses increased $2 million over the second quarter of 1998.

PROFIT
  Profit for the second quarter of 1999 was $31 million, a $5 million increase from the second quarter of 1998. This increase is primarily the result of a larger portfolio.

PORTFOLIO
   The portfolio value was $11,864 million at June 30, 1999, an increase of $1,824 million over the same period last year.

  During the second quarter of 1999, we financed new retail business transactions totaling $1,653 million as compared to $1,660 million during the second quarter of 1998.

  At June 30, 1999, we serviced $1,397 million in receivables sold to others, which consist of $750 million in wholesale receivables, under a revolving asset-backed securitization agreement, $540 million of installment sale contracts and $107 million of finance leases.

ALLOWANCE FOR CREDIT LOSSES
  The following table shows activity related to the Allowance for Credit Losses for the three months ending:

                                         June 30,     June 30,
                                           1999         1998
Balance at beginning of quarter              $ 125        $  99
Provision for credit losses                     20           18
Receivables written off, net of                (7)          (2)
recoveries
Foreign currency translation adjustment          -          (1)
                                            $  138        $ 114

  Receivables that were past due over 30 days were 2.21% of the total receivables at June 30, 1999, as compared to 1.24% at June 30, 1998. The increase is largely attributable to increased past due receivables in Latin America. We will continue to monitor the allowance for credit losses to provide for an amount we believe is adequate, after considering the value of any collateral, to cover uncollectible receivables.

SIX MONTHS ENDED JUNE 30, 1998 VS. SIX MONTHS ENDED JUNE 30, 1999

REVENUES
  Total revenues for the first six months of 1999 were a record
$577 million. The increase of $99 million over the same period last year was primarily the result of continued portfolio growth.

  The annualized interest rate on finance receivables was 8.07% for the first six months of 1999 compared with 8.70% for the first six months of 1998. The tax benefits of governmental lease purchase contracts and tax-oriented leases are not included in these annualized interest rates.

  Other revenue of $42 million for the first six months of 1999 included securitization-related revenue, fees and other miscellaneous revenue.

EXPENSES
  Interest expense for the first six months of 1999 increased $40 million over the same period last year. This increase was primarily the result of increased borrowings. The average interest rate on borrowed funds was 5.53% for the first six months of 1999 as compared to 6.03% for the first six months of 1998.

  Depreciation expense increased $15 million over the first six months of 1998 due to new operating lease business.

  General, operating and administrative expenses increased $14 million during the first six months of 1999 as compared to the same period last year. This increase is primarily due to staff-related expenses and other expenses incurred due to increased new business and geographical expansion.

  The provision for credit losses increased $4 million over the first six months of 1998.

PROFIT
  Profit for the first six months of 1999 was $66 million, a $17 million increase from the first six months of 1998.

PORTFOLIO
   During the first six months of 1999, we financed new retail business transactions totaling $2,865 million as compared to $2,907 million during the first six months of 1998.

ALLOWANCE FOR CREDIT LOSSES

  The following table shows activity related to the Allowance for Credit Losses:

                                         June 30,     June 30,
                                           1999         1998
Balance at beginning of year                 $ 111      $    84
Provision for credit losses                     37           33
Receivables written off, net of                (8)          (2)
recoveries
Foreign currency translation adjustment        (2)          (1)
                                             $ 138        $ 114

CAPITAL RESOURCES AND LIQUIDITY

  Operations for the first half of 1999 were funded with a combination of bank borrowings, commercial paper, equity capital invested by Caterpillar Inc., medium-term notes and retained earnings.

At June 30, 1999, we had the following credit lines available:
Two syndicated revolving credit lines. Two revolving credit lines, used to support our commercial paper and commercial paper guarantees totaling $2,900 million, are shared with Caterpillar under the following allocation:


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

 We can request a change to this distribution to maintain the required amount of support for our outstanding commercial paper and guarantees of commercial paper. At June 30, 1999, there were no borrowings under these lines.

European revolving credit line. This $1.0 billion credit line, which expires May 1, 2003, supports our Euro-commercial paper and certificate of deposit program. Under this program, commercial paper and certificates of deposit are issued by us, or by our Irish subsidiaries with our guarantee. At June 30, 1999, there were no borrowings under this credit line.

Short-term credit lines from banks. These credit lines total $516 million and will be eligible for renewal at various dates throughout 1999. They are used for bank borrowings and as support for our outstanding commercial paper and commercial paper guarantees. At June 30, 1999, we had $111 million outstanding against these credit lines.

Variable amount lending agreements with Caterpillar. Under these agreements, we may borrow up to $836 million from Caterpillar, and Caterpillar may borrow up to $673 million from us. The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days' notice.
 We had notes payable of $207 million and notes receivable of $223 million outstanding at June 30, 1999 and notes payable of $212 million and notes receivable of $246 million at December 31, 1998.

Total outstanding borrowings. At June 30, 1999, total outstanding borrowings $10,919 million, an increase of $1,357 million over December 31, 1998. Outstanding borrowings primarily include:

  $7,398 million of medium-term notes
  $3,073 million of commercial paper
  $  111 million of bank borrowings

  In January 1999, Caterpillar Inc. contributed an additional $20 million of equity capital. Our debt-to-equity ratio at June 30, 1999 was 8.57 to 1 as compared to 8.0 to 1 at December 31, 1998.

DERIVATIVES

  We use interest rate derivative financial instruments and currency derivative financial instruments to manage interest rate and foreign currency exchange risks that we may encounter as a part of our normal business. We do not use these instruments for trading purposes.

Interest rate derivatives. We use interest rate swap agreements to manage the risk of changes in interest rates, allowing us to gain competitive and economic advantages by minimizing funding costs regardless of the direction interest rates move. At June 30, 1999, we had interest rate swap contracts outstanding with notional amounts totaling $2,697 million and terms up to fifteen years. These contracts change:

  $1,913 million of floating rate debt to fixed rate debt
  $  744 million of fixed rate debt to floating rate debt
  $   40 million of floating rate debt to floating rate debt having different characteristics

Foreign currency derivatives. We use foreign exchange contracts to minimize potential risk of fluctuating exchange rates. These contracts have terms that generally range up to three months. At June 30, 1999, we had foreign exchange contracts totaling $1,564 million, $3 million of which were with Caterpillar. They hedge foreign currency denominated receivables and debt of international subsidiaries.

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

  Our key internal systems include software and hardware used to track our contract, customer and financial information as well as internal communications and quoting software. During the second half of the year, we will be performing tests of our internal systems to assure their performance at January 1, 2000.

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

  We are also dependent on the dealers' ability to continue selling equipment. Caterpillar has taken steps to assess the dealers' readiness. Through their communications, we expect that substantially all of our dealers will be in a position to service customers without significant business disruption from Y2K by the end of 1999.

  Our non-critical systems include business software used in non-critical functions, such as spreadsheets used to report information which could be manually reported and office support machines which are not vital to daily operations. Although we believe these systems to be compliant at this time, if these items failed they would cause minimal disruption to particular offices.

  We believe our critical internal systems are now Y2K compliant. We will continue to test these systems through the end of the year. We estimate the cost incurred to become Y2K compliant to be less than $1.0 million and not material to our financial position or results of operations. We will also continue to communicate with our key business partners to assess their level of compliance and adjust our contingency plans as needed.

SUBSEQUENT EVENT
  On July 16, 1999, Caterpillar Financial Assets Corporation filed a prospectus supplement relating to our 1999-A securitization. The securitization, totaling $594 million, is comprised of $487 million of installment sales contracts and $107 million of finance leases. The estimated gain on the securitization, which closed on July 21, 1999, is approximately $3 million.

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



         Caterpillar Financial Services Corporation
                        (Registrant)






Date:  July 22, 1999           By:       /s/K.C. Springer
                                       K.C. Springer, Controller and
                                       Principal Accounting Officer





Date:  July 22, 1999           By:       /s/J.S. Beard
                                  J.S. Beard, President