Form 10-Q
period 1999-09-30
CATERPILLAR FINANCIAL SERVICES CORP
filed 1999-10-22
CIK 764764

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended           September 30, 1999

                           OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to


Commission File No.                 0-13295


            CATERPILLAR FINANCIAL SERVICES CORPORATION
      (Exact name of Registrant as specified in its charter)


           DELAWARE                                  37-1105865
(State or other                                   (I.R.S. Employer
jurisdiction of                                   Identification
incorporation or                                  No.)
organization)



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

    At September 30, 1999 one share of common stock of the Registrant was outstanding.
      HIGHLIGHTS:  THIRD QUARTER 1999 VS. THIRD QUARTER 1998

  Caterpillar Financial Services Corporation (Cat Financial) reports record revenues of $303 million for the third quarter of 1999.
  Profit was a record $37 million, a $2 million or 6% increase from third quarter of 1998.
  The portfolio increased $1.15 billion, or 11% to $11.57 billion.

James S. Beard, vice president of Caterpillar Inc. and president of Cat Financial, said, "We are pleased with our financial results, as our people and technology assist a growing number of Caterpillar users and dealers world-wide."







            Caterpillar Financial Services Corporation
        Form 10-Q for the Quarter Ended September 30, 1999

                               Index
PART I.  FINANCIAL INFORMATION                  Page No.
Item 1.  Financial Statements (Unaudited)
Consolidated Statement of Financial Position    4
Consolidated Results of Operations              5
Consolidated Statement of Changes in Equity     6
Consolidated Statement of Cash Flows            7
Item 2.  Management's Discussion and Analysis of 8-12
Results of Operations and Financial Condition

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

  We believe this information reflects normal and recurring adjustments necessary to fairly present the consolidated statements of financial position, results of operations, changes in equity and cash flows for the periods presented. The results for interim periods do not necessarily indicate the results we expect for the year.
            Caterpillar Financial Services Corporation

           Consolidated Statement of Financial Position
                            (Unaudited)
                       (Millions of Dollars)

                                      September   December    September
                                         30,         31,         30,
                                        1999        1998        1998
Assets:
  Cash and cash equivalents           $      52     $    49     $    63
  Finance receivables
    Retail notes receivable               2,481       2,283       2,145
    Wholesale notes receivable            2,366       2,110       2,505
    Investment in finance receivables     6,961       6,351       6,005
                                         11,808      10,744      10,655
    Less: Unearned income                   934         852         819
          Allowance for credit losses       144         111         101
                                         10,730       9,781       9,735

  Equipment on operating leases,
    less accumulated depreciation           787         716         630
  Deferred income taxes                       9           8           6
  Notes receivable from Caterpillar         226         246           -
  Other assets                              361         335         290
Total assets                            $12,165     $11,135     $10,724


Liabilities and stockholder's equity:
  Payable to dealers and others        $    119     $   113     $    91
  Notes payable to Caterpillar Inc.         214         212          45
  Payable to Caterpillar Inc. - Other         6           5          82
  Accrued interest payable                  127          85         122
  Income taxes payable                       14         106          20
  Other liabilities                          26          31          66
  Short-term borrowings                   2,090       3,113       2,973
  Current maturities of longterm debt     2,885       2,179       1,853
  Long-term debt                          5,284       4,058       4,321
  Deferred income taxes                      34          32          27
Total liabilities                        10,799       9,934       9,600

  Common stock - $1 par value
    Authorized:  2,000 shares
    Issued and outstanding: One share       745         675         625
  Retained Earnings                         658         554         527
  Accum. other comprehensive income        (37)        (28)        (28)
Total stockholder's equity                1,366       1,201       1,124

Total liabilities and stockholder's
equity                                  $12,165     $11,135     $10,724


            Caterpillar Financial Services Corporation

                Consolidated Results of Operations
                            (Unaudited)
                       (Millions of Dollars)

                           Three Months Ended     Nine months Ended
                          September   September  September   September
                             30,         30,        30,         30,
                            1999        1998       1999        1998
Revenues:
  Wholesale finance           $  47       $  46    $   127     $   101
  Retail finance                173         159        509         451
  Rental                         62          53        182         152
  Other                          21          25         62          56
        Total revenues          303         283        880         760

Expenses:
  Interest                      144         136        416         366
  Depreciation                   49          42        142         120
  General, operating and
    administrative               38          30        109          88
  Provision for credit losses    13          18         50          51
  Other expense                   1           -          1           1
        Total expenses          245         226        718         626

Profit before income taxes       58          57        162         134

Provision for income taxes       21          22         58          50
        Profit                $  37       $  35     $  104       $  84


            Caterpillar Financial Services Corporation

            Consolidated Statement Of Changes in Equity
                            (Unaudited)
                       (Millions of Dollars)


                                    Nine Months Ended
                            September 30,        September 30,
                                 1999                1998

Retained earnings:
  Balance at January 1      $   554           $     443
     Profit                     104    $ 104         84    $  84
  Balance at September 30       658                 527

Accumulated other comprehensive
income:
  Balance at January 1         (28)                (27)
   Foreign currency
    translation adj.            (9)      (9)        (1)      (1)
  Comprehensive income                 $  95               $  83
  Balance at September 30      (37)                (28)

Paid-in capital:
  Balance at January 1          675                 395
      Equity capital from
       Caterpillar               70                 230
  Balance at September 30       745                 625

Total equity                $ 1,366             $ 1,124



            Caterpillar Financial Services Corporation

               Consolidated Statement of Cash Flows
                            (Unaudited)
                       (Millions of Dollars)

                                                Nine months Ended
                                              September  September
                                                 30,        30,
                                                1999       1998
Cash flows from operating activities:
  Profit                                       $    104   $     84
  Adjustments for non-cash items:
    Depreciation                                    142        120
    Provision for credit losses                      50         51
    Other                                           (9)       (31)
  Change in assets and liabilities:
    Receivables from customers and others          (71)       (84)
    Deferred income taxes                             2       (14)
    Payable to dealers and others                     7         84
    Accrued interest payable                         42         75
    Income taxes payable                           (93)       (61)
    Other, net                                      (3)         37
Net cash provided by operating activities
                                                    171        261

Cash flows from investing activities:
  Additions to property and equipment             (298)      (236)
  Disposals of equipment                            132         76
  Additions to finance receivables             (11,990)   (10,933)
  Collections of finance receivables             10,029      6,407
  Proceeds from sales of receivables                921      1,332
  Notes receivable from Caterpillar Inc.             21          -
  Other, net                                          1          1
      Net cash used for investing activities    (1,184)    (3,353)

Cash flows from financing activities:
  Additional paid-in capital                         70        230
  Payable to Caterpillar Inc. - borrowings           52      (195)
  Proceeds from long-term debt                    3,477      3,601
  Payments on long-term debt                    (1,544)      (789)
  Short-term borrowings, net                    (1,035)        272
      Net cash provided by financing              1,020      3,119
activities

Effect of exchange rate changes on cash and
cash equivalents                                    (4)        (6)

Net change in cash and cash equivalents               3         21

Cash and cash equivalents at beginning of
period                                               49         42

Cash and cash equivalents at end of period       $   52    $    63

Cash paid for interest                           $  361   $    318
NOTES TO FINANCIAL STATEMENTS

A.  Supplemental segment data for the three months ended
   September 30,

 1999                              U.S.     Europe     All       Total
                                                      Other
 Revenue from external
  customers                      $ 217        43        43    $   303
 Inter-segment revenue           $  16         1         -    $    17
 Profit                          $  28         4         5    $    37
 Assets                        $10,446     1,946     1,832    $14,224

1998                               U.S.     Europe      All      Total
                                                       Other
Revenue from external
 customers                   $   201        40        41   $    282
Inter-segment revenue        $     6         1         -   $      7
Profit                       $    27         2         6   $     35
Assets                       $ 8,490     1,551     1,630   $ 11,671

     Supplemental segment data for the nine months ended
     September 30,

1999                               U.S.     Europe      All      Total
                                                  Other
Revenue from external
 customers                     $ 632       124       124      $ 880
Inter-segment revenue         $   32         2         -     $   34
Profit                        $   82        10        12      $ 104

1998                               U.S.     Europe      All      Total
                                                  Other
Revenue from external
 customers                     $ 548       110       102      $ 760
Inter-segment revenue         $   16         2         -     $   18
Profit                        $   69         7         8     $   84

  Due to accounting differences in the presentation of supplemental data and our GAAP-based external statements, total segment information may not equal amounts reflected in our GAAP statements.

B.   Cash paid for income taxes
  Cash paid for income taxes during the third quarter of 1999 was $21 million. Under our tax sharing agreement with Caterpillar we pay to, or receive from Caterpillar, our allocated share of federal income taxes or credits in the U.S. and Australia. In the past, we have made payments as requested by Caterpillar, based on actual tax settlements. Beginning January 1999, we agreed to make quarterly payments to Caterpillar based on estimated tax liabilities.

C.   New accounting standard
  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. During the third quarter of 1999, an amendment to the Statement changed the implementation date of this standard to January 1, 2001. We have not elected early adoption. We continue to assess the impact this requirement will have on our financial position and results of operations.
Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
THREE MONTHS ENDED SEPTEMBER 30, 1998 VS. THREE MONTHS ENDED
SEPTEMBER 30, 1999

REVENUES
  Total revenues for the third quarter of 1999 were a record $303 million. The increase of $20 million over the same period last year was primarily the result of continued portfolio growth.

  The annualized interest rate on finance receivables was 8.03% for the third quarter of 1999 compared with 8.76% for the third quarter of 1998. The tax benefits of governmental lease purchase contracts and tax-oriented leases are not included in these annualized interest rates.

  Other revenue of $21 million for the third quarter of 1999, a decrease of $4 million from the same period last year, included securitization-related revenue, fees and other miscellaneous revenue.

EXPENSES
  Interest expense for the third quarter of 1999 increased $8 million over the same period last year. This increase was primarily the result of increased borrowings partially offset by lower borrowing rates. The average interest rate on borrowed funds was 5.28% for the third quarter of 1999 as compared to 5.99% for the third quarter of 1998.

  Depreciation expense increased $7 million over the third quarter of 1998 due to new operating lease business.

  General, operating and administrative expenses increased $8 million during the third quarter of 1999 as compared to the same period last year. This increase is primarily due to staff-related expenses and other expenses incurred to support the larger portfolio and geographic expansion. There were 927 employees at September 30, 1999, an increase of 131 from last year's third quarter.

  The provision for credit losses decreased from $18 million for the third quarter of 1998 to $13 million for the third quarter of 1999 based upon the adequacy of the allowance account.

PROFIT
  Profit for the third quarter of 1999 was a record $37 million.
The $2 million increase from the third quarter of 1998 is primarily the result of a larger portfolio.

PORTFOLIO
  The portfolio value was $11,572 million at September 30, 1999, an increase of $1,155 million over the same period last year.

  During the third quarter of 1999, we financed new retail business transactions totaling $1,369 million as compared to $1,423 million during the third quarter of 1998. The $54 million decline is principally related to decreased transactions in North and Latin America due to lower retail industry demand for Caterpillar machinery. The decreases were partially offset by increases in Europe, which resulted from higher retail demand for Caterpillar machinery and our financing of a higher percentage of Caterpillar deliveries worldwide.


  In July 1999, we securitized $594 million of our receivables consisting of $487 million of installment sale contracts and $107 million of finance leases. We recognized a $3 million pre-tax gain in the third quarter and will receive fees in future periods for servicing these sold receivables.

  At September 30, 1999, we serviced $1,796 million in receivables sold to others, which consist of $750 million in wholesale receivables, under a revolving asset-backed securitization agreement, $863 million of installment sale contracts and $183 million of finance leases.

ALLOWANCE FOR CREDIT LOSSES
  The following table shows activity related to the Allowance for Credit Losses for the three months ended:

                                            September    September
                                             30, 1999    30, 1998
Balance at beginning of quarter                  $ 138      $  114
Provision for credit losses                         13          18
Receivables written off, net of recoveries         (4)        (27)
Adjustment for sale of receivables                 (5)         (5)
Foreign currency translation adjustment              2           1
                                                $  144       $ 101

     Receivables that were past due over 30 days were 2.49% of the total receivables at September 30, 1999, as compared to 1.26% at September 30, 1998. This increase is principally related to past due receivables with 2 large customers in Latin America. We will continue to monitor the allowance for credit losses to provide for an amount we believe is adequate, after considering the value of any collateral, to cover uncollectible receivables. Bad debt write-offs, net of recoveries, were $4 million for the quarter compared with $27 for the same period one year ago. The decrease in write-offs is primarily due to high 1998 losses in Southeast Asia.


NINE MONTHS ENDED SEPTEMBER 30, 1998 VS. NINE MONTHS ENDED
SEPTEMBER 30, 1999

REVENUES
  Total revenues for the first nine months of 1999 were $880 million. The increase of $120 million over the same period last year was primarily the result of continued portfolio growth.

  The annualized interest rate on finance receivables was 8.08% for the first nine months of 1999 compared with 8.78% for the first nine months of 1998. The tax benefits of governmental lease purchase contracts and tax-oriented leases are not included in these annualized interest rates.

  Other revenue of $62 million for the first nine months of 1999 includes securitization-related revenue, the gain on sale of receivables, fees and other miscellaneous revenue.

EXPENSES
  Interest expense for the first nine months of 1999 increased $50 million over the same period last year. This increase was primarily the result of increased borrowings. The average interest rate on borrowed funds was 5.44% for the first nine months of 1999 as compared to 6.02% for the first nine months of 1998.

  Depreciation expense increased $22 million over the first nine months of 1998 due to new operating lease business.

  General, operating and administrative expenses increased $21 million during the first nine months of 1999 as compared to the same period last year. This increase is primarily due to staff-related expenses and other expenses incurred to support the larger portfolio and geographic expansion.

  The provision for credit losses decreased $1 million compared to the first nine months of 1998.

PROFIT
  Profit for the first nine months of 1999 was $104 million, a $20 million increase from the first nine months of 1998.

PORTFOLIO
   During the first nine months of 1999, we financed new retail business transactions totaling $4,233 million as compared to $4,329 million during the first nine months of 1998. The $96 million decline is principally related to decreased transactions in North and Latin America due to lower retail industry demand for Caterpillar machinery. The decreases were partially offset by increases in Europe, which resulted from higher retail demand for Caterpillar machinery, and our financing of a higher percentage of Caterpillar deliveries worldwide.

ALLOWANCE FOR CREDIT LOSSES

  The following table shows activity related to the Allowance for Credit Losses for the nine months ended:

                                           September     September
                                            30, 1999      30, 1998
Balance at beginning of year                    $ 111       $    84
Provision for credit losses                        50            51
Receivables written off, net of                  (12)          (28)
recoveries
Adjustments for sale of receivable                (5)           (5)
Foreign currency translation adjustment             -           (1)
                                                $ 144         $ 101


CAPITAL RESOURCES AND LIQUIDITY

  Operations for the first nine months of 1999 were funded with a combination of bank borrowings, commercial paper, equity capital invested by Caterpillar Inc., medium-term notes, proceeds from the sale of receivables and retained earnings.

At September 30, 1999, we had the following credit lines available:
Two syndicated revolving credit lines. Two revolving credit lines, used to support our commercial paper and commercial paper guarantees totaling $2,900 million, are shared with Caterpillar under the following allocation:


                                  Five-year     364-day
                                   Facility    Facility       Total
 Caterpillar                        $   187     $   113     $   300
 Caterpillar Financial Services Corp. 1,688          912       2,600
 Total                               $1,875      $1,025      $2,900
  The five-year facility expires on Oct. 5, 2002; the 364-day facility expires on Sept. 28, 2000.

 We can request a change to this distribution to maintain the required amount of support for our outstanding commercial paper and guarantees of commercial paper. At September 30, 1999, there were no borrowings under these lines.

European revolving credit line. This $1.0 billion credit line, which expires May 1, 2003, supports our Euro-commercial paper. Under this program, commercial paper is issued by our subsidiary, Caterpillar International Finance, Plc. with our guarantee, or by us. At September 30, 1999, there were no borrowings under this credit line.

Short-term credit lines from banks. These credit lines total $447 million and will be eligible for renewal at various dates throughout 1999. They are used for bank borrowings and as support for our outstanding commercial paper and commercial paper guarantees. At September 30, 1999, we had $98 million outstanding against these credit lines.

Variable amount lending agreements with Caterpillar. Under these agreements, we may borrow up to $835 million from Caterpillar, and Caterpillar may borrow up to $673 million from us. The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days' notice. We had notes payable of $214 million and notes receivable of $226 million outstanding at September 30, 1999.

Total outstanding borrowings. At September 30, 1999, total outstanding borrowings were $10,473 million, an increase of $911 million over December 31, 1998. Outstanding borrowings primarily include:

      $8,133 million of medium-term notes
      $1,895 million of commercial paper
      $   98 million of bank borrowings

  Caterpillar Inc. contributed an additional $20 million of equity capital in January 1999 and $50 million in August 1999. Our debt-to-equity ratio at September 30, 1999 was 7.67 to 1 as compared to
8.0 to 1 at December 31, 1998.

DERIVATIVES

  We use interest rate derivative financial instruments and currency derivative financial instruments to manage interest rate and foreign currency exchange risks that we may encounter as a part of our normal business. We do not use these instruments for trading purposes.

Interest rate derivatives. We use interest rate swap agreements to manage the risk of changes in interest rates, allowing us to gain competitive and economic advantages by minimizing funding costs regardless of the direction interest rates move. At September 30, 1999, we had interest rate swap contracts outstanding with notional amounts totaling $3,419 million and terms up to fifteen years. These contracts change:

      $2,223 million of floating rate debt to fixed rate debt
      $1,156 million of fixed rate debt to floating rate debt
      $   40 million of floating rate debt to floating rate debt having different characteristics

Foreign currency derivatives. We use foreign exchange contracts to minimize potential risk of fluctuating exchange rates. These contracts have terms that generally range up to three months. At September 30, 1999, we had foreign exchange contracts totaling $1,401 million, $2 million of which were with Caterpillar. They hedge foreign currency denominated receivables and debt of international subsidiaries.

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

  Our key internal systems include software and hardware used to track our contract, customer and financial information as well as internal communications and quoting software. We believe these systems are now Y2K compliant. We will continue to test these systems through the end of the year.

  Our key external systems include utilities, banking, and facility control hardware and software. In these areas, we have contacted our key business partners and asked them to certify their compliance. In situations where they are not compliant, we are closely monitoring their plans to implement the changes necessary to become compliant. If these business partners do not become compliant, it could have a significant negative impact on our ability to operate. However, in most cases, we have multiple suppliers that could mitigate the adverse impact. We have developed contingency plans that would allow at least a minimal level of operation to continue in the event that certain key suppliers, such as electric power or data communication systems, do not become compliant by 2000. We will continue to communicate with our key business partners to assess their level of compliance and adjust our contingency plans as needed.

  We are also dependent on the dealers' ability to continue selling equipment. Caterpillar has taken steps to assess the dealers' readiness. Through their communications, we expect that substantially all of our dealers will be in a position to service customers without significant business disruption from Y2K by the end of 1999.

  Our non-critical systems include business software used in non-critical functions, such as spreadsheets used to report information which could be manually reported and office support machines which are not vital to daily operations. Although we believe these systems to be compliant at this time, if these items failed, they would cause minimal disruption to particular offices.

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



Caterpillar Financial Services Corporation
 (Registrant)



Date:  October 22, 1999           By:       /s/K.C. Springer
                                  K.C. Springer, Controller and
                                  Principal Accounting Officer



Date:  October 22, 1999           By:       /s/J.S. Beard
                                  J.S. Beard, President