Form 10-K405
period 1999-12-31
CATERPILLAR FINANCIAL SERVICES CORP
filed 2000-02-23
CIK 764764

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                               FORM 10-K

  (Mark One)
  [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
  For the Fiscal Year Ended December 31, 1999 Commission File No. 0-13295

  OR

  [    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ________________ to ________________

              CATERPILLAR FINANCIAL SERVICES CORPORATION
        (Exact name of Registrant as specified in its charter)

             Delaware                           37-1105865
  (State or other jurisdiction of     (I.R.S. Employer Identification
  incorporation or organization)                  Number)


         2120 West End Ave                      37203-0001
       Nashville, Tennessee
  (Address of principal executive               (Zip Code)
             offices)

  Registrant's telephone number, including area code:  (615) 341-1000

  Securities registered pursuant to Section 12(b) of the Act:
  Title of each class               Exchange
  6.19% Notes due April 2000        New York Stock Exchange
  6.40% Notes due August 2001       New York Stock Exchange
  8.95% Notes due March 2005        New York Stock Exchange
  9.50% Notes due February 2007     New York Stock Exchange

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

At December 31, 1999, there was one share of common stock of the Registrant outstanding, which is owned by Caterpillar Inc.

The Registrant complies with the conditions set forth in General
Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format

Documents Incorporated by Reference:  None
                               CONTENTS
ITEM 1. BUSINESS                                                    3
ITEM 2. PROPERTIES                                                  4
ITEM 3. LEGAL PROCEEDINGS                                           4
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
MATTERS                                                             4
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS                                               4
   1999 COMPARED WITH 1998                                          4
   1998 COMPARED WITH 1997                                          5
   CAPITAL RESOURCES AND LIQUIDITY                                  6
ITEM 7.A QUANTITATIVE AND QUALITATIVE MARKET RISK                   7
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                 8
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-
K                                                                   8
SIGNATURES                                                         10
REPORT OF INDEPENDENT ACCOUNTANTS                                  11
CONSOLIDATED STATEMENT OF FINANCIAL POSITION                       12
CONSOLIDATED STATEMENT OF PROFIT                                   13
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY                        14
CONSOLIDATED STATEMENT OF CASH FLOWS                               15
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         16
   NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES             16
   NOTE 2 - RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES            18
   NOTE 3 - INVESTMENT IN FINANCING LEASES                         19
   NOTE 4 - EQUIPMENT ON OPERATING LEASES                          19
   NOTE 5 - CONCENTRATION OF CREDIT RISK                           19
   NOTE 6 - CREDIT LINES                                           20
   NOTE 7 - SHORT-TERM BORROWINGS                                  21
   NOTE 8 - LONG-TERM BORROWINGS                                   21
   NOTE 9 - DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT   22
   NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES                22
   NOTE 11 - INCOME TAXES                                          23
   NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS                   25
   NOTE 13 - TRANSACTIONS WITH RELATED PARTIES                     25
   NOTE 14 - LEASES                                                27
   NOTE 15 - SEGMENT INFORMATION                                   27
   NOTE 16 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)         29
STATEMENT SETTING FORTH COMPUTATION OF RATIO OF PROFIT TO FIXED CHARGES
30
CONSENT OF INDEPENDENT ACCOUNTANTS                                 31

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

     Retail financial plans include:
         Finance receivables:
           Tax leases that are classified as either operating or finance leases for financial accounting purposes, depending on the characteristics of the lease. For tax purposes, we are considered the owner of the equipment (16%*).
           Finance (non-tax) leases where the lessee is considered the owner of the equipment during the term of the contract and that either require or allow the customer to purchase the equipment for a fixed price at the end of the term (23%*).
           Installment sale contracts which are equipment loans that enable customers to purchase equipment with a down payment or trade-in and structure payments over time (21%*).
           Governmental lease-purchase plans in the U.S. that offer low interest rates and flexible terms to qualified non-federal government agencies (1%*).
        Retail notes receivable:
           Working capital loans that allow customers and dealers to use their Caterpillar equipment as collateral to obtain financing for other business needs (22%*).

     Wholesale financial plans (17%*) include wholesale notes receivable:
          Inventory/rental programs which provide assistance to dealers by financing their inventory, rental fleets and rental facilities.
          Short-term dealer receivables we purchase from Caterpillar at a discount.

      * indicates the percentage of total portfolio at December 31, 1999. For more information, please refer to Note 5 of Notes to Consolidated Financial Statements.

     The retail financing business is highly competitive, with financing for users of Caterpillar equipment available through a variety of sources, principally commercial banks and finance and leasing companies. We are largely dependent upon Caterpillar dealers' ability to sell equipment and customers' willingness to enter into financing or leasing agreements with us. We also are affected by the availability of funds from our financing sources and general economic conditions such as inflation and market interest rates.

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

     We also have agreements with Caterpillar which are significant to our operation. These agreements provide for financial support, certain funding, employee benefits and corporate services among other things. For more information on these agreements please refer to Note 13 of Notes to Consolidated Financial Statements.

     In our continued focus to provide world-class customer service, we are creating a Customer Business Center "CBC" which will be located in our Nashville headquarters. This center will serve U.S. customers and will combine several areas of customer contact such as credit approval, billing, account modification, cash receipts and collections as well as other back office functions such as contract documentation, set-up, funding, adjustments and terminations. We believe this effort, which will combine services previously performed in several regional offices, will allow us to reduce operating costs, boost efficiency and continue delivering exceptional service to our customers. The CBC will begin limited operation in June and is expected to be in full operation by January 2001.

  ITEM 2. PROPERTIES

     Our principal executive offices are located in Nashville, Tennessee. We have 42 offices, of which, 7 are located in the United States, 22 are in Europe and 13 are in other countries. All offices are leased with the exception of one office in Mexico City, Mexico.
 In February 2000, we will begin moving our principal executive offices to a new leased facility at 2120 West End Ave. Nashville, TN, 37203-0001. We will occupy new space in this building as it is made available throughout 2000.

  ITEM 3. LEGAL PROCEEDINGS

     We are party to various legal proceedings. Although the outcomes of these proceedings cannot be predicted with certainty, we believe the final outcomes will not have a material adverse effect on our financial position or results of operations or cashflows.


  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDERS MATTERS
     Our stock is not publicly traded. Caterpillar is the owner of our one outstanding share. We have not declared or paid any dividends on our common stock.

  Part II

  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  1999 COMPARED WITH 1998

     PORTFOLIO
     The net portfolio balance was $11.68 billion at December 31, 1999, an increase of 10.8% or $1.14 billion over December 31, 1998. We serviced and additional $1.66 billion in sold receivables for which we collect servicing fees.

     We financed new retail business of $5.84 billion during 1999 as compared to $5.82 billion in 1998. Retail financing attributed $1.25 billion to the growth of our portfolio. This was slightly offset by a decrease in the short-term dealer receivables purchased from Caterpillar.

     REVENUES
     Total revenues for 1999 were a record $1.19 billion, an increase of $141 million over 1998, primarily the result of the larger portfolio.

     The average interest rate on finance receivables was 8.12% for 1999 compared with 8.75% for 1998. This rate is computed by dividing finance income by the average finance receivable balance, net of unearned income. The tax benefits of governmental lease purchase contracts and tax-oriented leases are not included in these computed interest rates.

     Other revenue was $79 million for 1999, an increase of $4 million from 1998 which included:

  Increases of:  $9 million interest income from Cat Inc.
                 $5 million miscellaneous fees and late charges
                 $2 million securitization related income
  Decreases of:  $5 million gain on sale of receivables
                 $4 million profit on terminations
                 $4 million exchange gain/loss

     EXPENSES
     Interest expense for 1999 increased $67 million over 1998. This increase was primarily the result of increased borrowings to support the larger portfolio. The average interest rate on borrowed funds was 5.57% for 1999 as compared to 6.00% for 1998.

     Depreciation expense increased $32 million over 1998 primarily due to an increase in new equipment on operating leases.

     General, operating and administrative expenses increased $29 million during 1999 as compared to 1998. This increase is primarily due to staff-related expenses and other expenses incurred to increase new business, service the larger managed portfolio and support geographic expansion. The number of full-time employees was 928 at December 31, 1999, an increase of 107 from 1998.

     The provision for credit losses decreased $10 million compared to 1998. The decrease is attributable to improved loss performance in 1999. Our allowance for credit loss is 1.15% of our net finance receivables, which is a slight increase from 1.05% in 1998.

     PROFIT
     Profit for 1999 was $128 million, a $16 million increase from 1998. This increase is primarily the result of increased revenue related to the larger portfolio and decreased provision for credit losses.

     PAST DUE RECEIVABLES
     Receivables that were past due over 30 days were 2.8% of the total receivables at December 31, 1999 as compared to 1.5% at December 31, 1998. The increase was primarily related to past due receivables in Latin America. We continuously monitor the allowance for credit losses to provide for an amount we believe is adequate, after considering the value of any collateral, to cover uncollectible receivables including impaired loans and finance leases. See Note 2 of Notes to Consolidated Financial Statements for information on the allowance for credit losses.


  1998 COMPARED WITH 1997

     PORTFOLIO
     The net portfolio balance was $10.54 billion at December 31, 1998, an increase of 47% or $3.35 billion over December 31, 1997.

     In January 1998, we entered into an agreement with Caterpillar to purchase certain U.S. dealer receivables from Caterpillar at a discount. Under this agreement, Caterpillar continues to service the receivables. Under this program, we use a portion of collections each week to purchase additional receivables in order to maintain a consistent balance. At December 31, 1998, the balance of receivables owned by us and serviced by Caterpillar was $1.17 billion, which is classified as wholesale notes receivable.

     We financed new retail business of $5.82 billion during 1998 as compared to $4.38 billion in 1997. This 33% increase resulted primarily from financing more Caterpillar units at a higher average financed amount per unit.

     REVENUES
     Total revenues for 1998 were a record $1.05 billion. Of the $254 million increase over 1997, primarily the result of the larger portfolio, $83 million resulted from the revenue earned on dealer receivables purchased from Caterpillar.

     The average interest rate on finance receivables was 8.75% for 1998 compared with 8.69% for 1997. This rate is computed by dividing finance income by the average finance receivable balance, net of unearned income. The tax benefits of governmental lease purchase contracts and tax-oriented leases are not included in these computed interest rates.

     Other revenue was $75 million for 1998. The increase of $12 million from 1997 included increased securitization-related revenue of $8 million, interest income on loans to Caterpillar of $4 million, fees and other miscellaneous revenue.

     EXPENSES
     Interest expense for 1998 increased $135 million over 1997. This increase was primarily the result of increased borrowings to support the larger portfolio. The average interest rate on borrowed funds was 6.00% for 1998 as compared to 5.94% for 1997.

     Depreciation expense increased $29 million over 1997 due to an increase in new equipment on operating leases.

     General, operating and administrative expenses increased $28 million during 1998 as compared to 1997. This increase was primarily due to staff-related expenses and other expenses incurred to increase new business, service the larger managed portfolio and support geographic expansion. The number of full-time employees was 821 at December 31, 1998, an increase of 137 from 1997.

     The provision for credit losses increased $31 million over 1997 mainly due to the larger portfolio.

     PROFIT
     Profit for 1998 was $112 million, a $17 million increase from 1997. This increase was primarily the result of a larger portfolio, partially offset by a higher provision for credit losses.

     PAST DUE RECEIVABLES
     Receivables that were past due over 30 days were 1.5% of the total receivables at December 31, 1998 (1.7% excluding the dealer receivables serviced by Caterpillar), as compared to 1.7% at December 31, 1997. We continuously monitor the allowance for credit losses to provide for an amount we believe is adequate, after considering the value of any collateral, to cover uncollectible receivables including impaired loans and finance leases. See Note 2 of Notes to Consolidated Financial Statements for information on the allowance for credit losses.


  CAPITAL RESOURCES AND LIQUIDITY

     Operations for 1999 were funded with a combination of bank borrowings, commercial paper, equity capital invested by Caterpillar, medium-term notes, sales of receivables and retained earnings.

     Total outstanding debt at December 31, 1999 was $10.80 billion, an increase of $1.23 billion from 1998. This was primarily comprised of $7.46 billion of medium term notes, $2.78 billion of commercial paper and $88 million of notes payable to banks.

     At December 31, 1999, we had total credit lines of $4.91 billion that included $2.60 billion of revolving credit agreements shared with Caterpillar, a $1 billion European Revolving Credit Agreement, $835 million of variable amount lending agreements with Caterpillar and $471 million of short-term credit lines. These credit lines are with a number of banks and are considered support for our commercial paper, commercial paper guarantees and bank borrowings.

     As an alternative funding source, we securitize assets from time to time. In this process, retail or wholesale finance receivables are sold to special purpose bankruptcy-remote subsidiaries. In 1999 we received proceeds of $597 million for retail finance receivables sold.

     Caterpillar contributed an additional $70 million of equity capital during 1999. Our debt-to-equity ratio at December 31, 1999 was 7.8 to 1 as compared to 8.0 to 1 at December 31, 1998.

     YEAR 2000 READINESS

     The Year 2000 ("Y2K") issue related to the inability of computer applications to distinguish between years with the same last two digits in different centuries such as 1900 and 2000. We are pleased to report that we have experienced no interruptions to our business related to Y2K. We spent approximately $.5 million preparing for Y2K.
     We do not expect any significant problems in the future. However, we will continue to monitor our systems and report significant Y2K related problems.


  ITEM 7.A QUANTITATIVE AND QUALITATIVE MARKET RISK
     We use interest rate derivative financial instruments and currency derivative financial instruments to manage interest rate and foreign currency exchange risks that we encounter as a part of our normal business. We do not use these instruments for trading purposes.

Interest rate derivatives. We have a "matched funding" objective whereby the interest rate profile (fixed rate or floating rate) of our debt portfolio is matched to the interest rate profile of our receivables portfolio within certain parameters. In pursuing this objective, we use interest rate swap agreements to modify the structure of the debt portfolio. "Matched funding" allows us to maintain our interest rate spreads, regardless of the direction interest rates move.

Foreign currency derivatives. In managing foreign currency risk our objective is to minimize earnings volatility resulting from the translation of net foreign currency balance sheet positions. We use foreign exchange contracts to offset the risk when the currency of our receivables portfolio does not match the currency of our debt portfolio.

     In the normal course of business, our operations and financial position are subject to fluctuations in interest rates. We use interest rate swap agreements to manage this risk and maintain the spread between interest-bearing assets and liabilities. To estimate the impact of interest rate movement on our income, we use a software application that computes a "baseline" and "shocked" interest expense over the next 12 months. The difference between the "baseline" and "shocked" amounts is an estimate of our sensitivity to interest rate movement.

     We determine the "baseline" interest expense by applying a market interest rate to the unhedged portion of our debt portfolio. The unhedged portion of our portfolio is an estimate of fixed rate assets funded by floating rate liabilities. We incorporate the effects of interest rate swap agreements in the estimate of our unhedged portfolio. We determine the "shocked" interest expense by adding 100 basis points to the market interest rate applied to "baseline" interest expense and apply this rate to the unhedged portfolio.

     Based on our sensitivity analysis, assuming no new fixed-rate assets were extended and no further action was taken to alter our current interest rate sensitivity, the impact of a 100 basis point rise in interest rates is an estimated $18 million increase to interest expense over the next 12 months as compared to the $14 million estimated increase reported last year. Although we believe this measure provides a meaningful estimate of our interest rate sensitivity, it does not adjust for other factors that impact our interest expense. Accordingly, no assurance can be given that actual results would be consistent with the results of our estimate. Our analysis does not necessarily represent our current outlook of future market interest rate movement.


  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information required by Item 8 is incorporated by reference from pages 13 through 16.


  Part IV.

  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report.
       1.  Financial Statements
             Report of Independent Accountants
             Consolidated Statement of Financial Position
             Consolidated Statement of Profit
             Consolidated Statement of Changes in Equity
             Consolidated Statement of Cash Flows
             Notes to the Consolidated Financial Statements

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

     4.2 First Supplemental Indenture, dated as of May 22, 1986, amending the Indenture dated as of April 15, 1985 between the Company and Morgan Guaranty Trust Company of New York, as Trustee (incorporated by reference from Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1986, Commission File No. 0-13295).

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

     4.7 Support Agreement, dated as of December 21, 1984, between the Company and Caterpillar (incorporated by reference from Exhibit
        4.2 to the Company's Form 10, as amended, Commission File No. 0-
        13295).

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


                             Caterpillar Financial Services Corporation
                                       (Registrant)




Dated:  February 23, 2000  By:  /s/ Paul J. Gaeto
                                 Paul J. Gaeto, Secretary


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


         Date                Signature                 Title
                                               President, Director
  February 23, 2000    /s/ James S. Beard      and Principal
                        James S. Beard         Executive Officer


                                               Executive Vice
  February 23, 2000    /s/ James R. English    President and
                        James R. English       Director


  February 23, 2000    /s/ James W. Owens      Director
                        James W. Owens
                                               Controller and
  February 23, 2000    /s/ Kenneth C. Springer Principal Accounting
                        Kenneth C. Springer    Officer

                                               Treasurer and
  February 23, 2000    /s/ Edward J. Scott     Principal Financial
                        Edward J. Scott        Officer



  REPORT OF INDEPENDENT ACCOUNTANTS


  To the Board of Directors and Stockholder of Caterpillar Financial Services Corporation

  In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 8 present fairly, in all material respects, the financial position of Caterpillar Financial Services Corporation and its subsidiaries at December 31, 1999, 1998 and 1997 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





  PRICEWATERHOUSECOOPERS LLP

  Nashville, Tennessee
  January 20, 2000



CATERPILLAR FINANCIAL SERVICES CORPORATION

  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
  AT DECEMBER 31,  (Dollars in Millions, except share data)

                                        1999       1998       1997
  Assets:
    Cash and cash equivalents        $    85    $   49    $     41
    Finance receivables (Notes 2, 3 and 5):
     Retail notes receivable           2,657      2,283      1,852
     Wholesale notes receivable        1,983      2,110        498
     Investment in finance receivables 7,225      6,351      4,994
                                      11,865     10,744      7,344
      Less:  Unearned income             971        852        662
             Allowance for credit losses 134        111         84
                                      10,760      9,781      6,598

    Equipment on operating leases,(Note 4)
      less accumulated depreciation      870        716        559
    Deferred income taxes (Note 11)        9          8          5
    Notes receivable from
      Caterpillar (Note 13)              333        246          -
    Other assets                         437        335        224
  Total assets                       $12,494    $11,135     $7,427


  Liabilities and stockholder's equity:
    Payable to dealers and others    $   127    $   113     $   85
    Payable to Caterpillar -
      Borrowings (Note 13)               311        212        244
    Payable to Caterpillar -
      Other (Note 13)                      7          5          5
    Accrued interest payable              94         85         47
    Income taxes payable (Note 11)         9        106         81
    Other liabilities                     28         31         22
    Short-term borrowings (Note 7) 2,963 3,113 2,731 Current maturities of long-term
      debt (Note 8)                    2,937      2,179      1,088
    Long-term debt (Note 8)            4,585      4,058      2,274
    Deferred income taxes (Note 11)       48         32         39
  Total liabilities                   11,109      9,934      6,616

  Commitments and contingent liabilities (Note 10)

    Common stock - $1 par value
      Authorized:  2,000 shares
      Issued and outstanding:one share   745        675        395
    Retained earnings                    683        555        443
    Accumulated other comprehensive
      income                             (43)       (29)       (27)
  Total stockholder's equity           1,385      1,201        811

  Total liabilities and
    stockholder's equity             $12,494    $11,135     $7,427
  See Notes to Consolidated Financial Statements




CATERPILLAR FINANCIAL SERVICES CORPORATION

  CONSOLIDATED STATEMENT OF PROFIT
  FOR THE YEARS ENDED DECEMBER 31,  (Dollars in Millions)

                                       1999       1998        1997
  Revenues:
    Wholesale finance income          $   171    $   147      $   49
    Retail finance income                 685        610         499
    Rental income                         253        214         180
    Other income                           79         75          63
          Total revenues                1,188      1,046         791

  Expenses:
    Interest (Notes 7 and 8)              569        502         367
    Depreciation                          200        168         139
    General, operating and administrative 154        125          97
    Provision for credit losses            60         70          39
    Other expense                           2          2           2
          Total expenses                  985        867         644

  Profit before income taxes              203        179         147

  Provision for income taxes (Note 11)     75         67          53

          Net profit                     $128       $112        $ 94

  See Notes to Consolidated Financial Statements



CATERPILLAR FINANCIAL SERVICES CORPORATION

  CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
   FOR THE YEARS ENDED DECEMBER 31,  (Dollars in Millions)

                               1999           1998            1997

Retained earnings:
  Balance at January 1,   $  555          $  443          $ 349
     Net profit              128    $128     112   $112      94    $ 94
  Balance at December 31,    683             555            443

Accumulated other
comprehensive income:
  Balance at January 1,     (29)            (27)              1
  Foreign currency
    translation adjustment  (14)     (14)    (2)     (2)   (28)     (28)
  Comprehensive income              $114           $110            $ 66
 Balance at December 31,    (43)            (29)           (27)

Paid-in capital:
  Balance at January 1,      675             395            345
    Equity capital from
     Caterpillar              70             280             50
 Balance at December 31,     745             675            395

Total equity              $1,385          $1,201          $ 811
See Notes to Consolidated Financial Statements



CATERPILLAR FINANCIAL SERVICES CORPORATION

  CONSOLIDATED STATEMENT OF CASH FLOWS
  FOR THE YEARS ENDED DECEMBER 31,  (Dollars in Millions)

                                         1999       1998        1997
  Cash flows from operating activities:
    Net income                          $ 128       $112       $  94
    Adjustments for non-cash items:
      Depreciation                        200        168         139
      Provision for credit losses          60         70          39
      Other                               (9)       (29)        (42)
    Change in assets and
liabilities:
      Receivables from customers        (164)      (157)        (40)
and others
      Deferred income taxes                17       (11)         (3)
      Payable to dealers and others        14         28         (1)
      Payable to Caterpillar - other        3          -           2
      Accrued interest payable              9         38           9
      Income taxes payable               (97)         25          41
      Other, net                            8        (3)         (3)
Net cash provided by operating activities 169        241         235

  Cash flows from investing activities:
    Additions to property and equipment  (490)      (343)       (282)
    Disposals of equipment                186        124         123
    Additions to finance receivables  (15,798)   (14,962)     (6,644)
    Collections of finance receivables 13,323      9,958       3,605
    Proceeds from sales of receivables  1,324      1,706       1,833
    Notes receivable from Caterpillar     (87)      (243)          -
    Other, net                              4        (4)         (3)
Net cash used for investing activities (1,538)    (3,764)     (1,368)

  Cash flows from financing activities:
    Additional paid-in capital             70        280          50
    Payable to Caterpillar - Borrowings   100       (29)          94
    Proceeds from long-term debt        3,464      3,962       1,822
    Payments on long-term debt        (2,179)    (1,088)     (1,060)
    Short-term borrowings, net           (56)        411         241
Net cash provided by financing
  activities                            1,399      3,536       1,147

  Effect of exchange rate changes on cash   6        (5)           -

  Net change in cash and cash equivalents  36          8          14

  Cash and cash equivalents at
    beginning of year                      49         41          27

  Cash and cash equivalents at
    end of year                        $   85     $   49       $  41

  See Notes to Consolidated Financial Statements
  All short-term investments, which consist primarily of highly liquid investments with original maturities of less than 3 months, are considered to be cash equivalents



  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (Dollars in Millions)

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

       The financial statements include the accounts of Caterpillar Financial Services Corporation and its subsidiaries. Investments in companies that are owned 50% or less are accounted for by the equity method. All material intercompany balances have been eliminated. Certain amounts for prior periods have been reclassified to conform to the 1999 presentation.

  B.   Recognition of earned income
      Retail finance income on finance leases, installment sale contracts and governmental tax leases is recognized over the term of the contract at a constant rate of return on the scheduled outstanding principal balance.
      Rental income on operating leases is recorded in the period earned.
      Wholesale finance income on dealer inventory, rental fleets, rental stores and on short-term dealer receivables is recognized based on the daily balance of wholesale receivables outstanding and the applicable effective interest rate.
      Loan origination and commitment fees over five hundred dollars are amortized to finance income using the interest method over the life of the finance receivables.

     Recognition of income is suspended when management determines that collection of future income is not probable. Accrual is resumed, and previously suspended income is recognized, when the receivable becomes contractually current and collection doubts are removed.

  C.   Depreciation
     Depreciation on equipment on operating lease is recognized using the straight-line method over the lease term, typically one to seven years. The depreciable basis is the original cost of the equipment less the estimated residual value of the equipment at the end of the lease term.

  D.   Amortization
     Debt issuance costs are capitalized and amortized to interest expense over the expected term of the debt issue.

  E.   Derivative financial instruments
     We use interest rate and currency derivative financial instruments to manage risks encountered through the normal course of business. We do not use any of these instruments for speculative purposes. Please refer to Note 9 for more information on derivative instruments, including the methods used to account for them.

  F.   Allowance for credit losses
     On a regular basis, we evaluate the collectibility of receivable balances and maintain an allowance for credit losses that we believe is sufficient to cover uncollectible accounts including impaired loans and finance leases. Uncollectible receivable balances are written off against the allowance for credit losses when the underlying collateral is repossessed or when we determine that it is probable the receivable balance is uncollectible.

  G.   Income taxes
     We have a tax sharing agreement with Caterpillar under which we combine our tax position with Caterpillar's when appropriate. When we combine our tax positions under this agreement, we pay to or receive from Caterpillar our allocated share of income taxes or credits.

  H.   Foreign currency translation
     Assets and liabilities of foreign subsidiaries (the majority of which use the local currency as their functional currency) are translated at current exchange rates. The effects of translation adjustments are reported as a separate component of accumulated other comprehensive income entitled "Foreign currency translation adjustment." Gains and losses resulting from the translation of foreign currency amounts to functional currency are included in "Other income" on the Consolidated Statement of Profit.

  I. Use of estimates in the preparation of financial statements The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts. Examples include accruals for income taxes and the allowance for credit losses. Actual results may differ from these estimates.

  J.   New accounting standard
     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We will adopt this new accounting standard on January 1, 2001. Due to the complexity of this new standard, we have not completed an assessment of the impact it will have on our financial position or results of operations.

  Note 2 - Receivables And Allowance For Credit Losses

     The contractual maturities of outstanding receivables at December 31, 1999 were:

                   Installment    Finance
  Amounts due in   Contracts      Leases      Notes      Total

       2000           $1,121      $1,295     $2,720   $  5,136
       2001              794         979        664      2,437
       2002              509         626        468      1,603
       2003              242         329        269        840
       2004               69         136        194        399
    Thereafter            18         128        325        471
                       2,753       3,493      4,640     10,886
Residual value                       979                   979
Less:  Unearned income   295         596         80        971

       Total          $2,458      $3,876     $4,560    $10,894

       Receivables generally may be repaid or refinanced without penalty prior to contractual maturity. We also sell receivables. Accordingly, this presentation should not be regarded as a forecast of future cash collections.

     In July 1999, we securitized $594 of our receivables consisting of $487 of installment sale contracts and $107 of finance lease contracts and recognized a $3 pre-tax gain. We will continue to receive fees in future periods for servicing these sold receivables. We used the proceeds from this sale to reduce debt.

     At December 31, 1999, we serviced $1,660 of sold receivables which consisted of $750 in wholesale receivables under a revolving asset-backed securitization agreement, $753 of installment sale contracts and $157 of finance leases. These receivables are not available to pay our creditors.


  Impaired loans or finance leases
     A loan or finance lease is considered impaired when the investment in the contract or equipment exceeds the expected proceeds, including the disposition of underlying collateral if applicable.

                                                 1999     1998    1997
Total investment in impaired loans/finance
 leases at December 31,                         $  95    $  61   $  30
  Less:  Fair value of underlying collateral       41       35      18
Potential loss on impaired loans/finance leases $  54    $  26   $  12

Average investment in impaired loans/fianance
  leases                                        $ 106    $  73   $  47

  Allowance for credit losses activity for the year ended December 31,
                                            1999      1998       1997
Balance at beginning of year               $ 111     $  84      $  74
Provision for credit losses                   60        70         39
Receivables written off, net of recoveries   (31)      (38)       (19)
Adjustment related to sale of receivables     (5)       (5)        (6)
Foreign currency translation adjustment       (1)        -         (4)
Balance at end of year                     $ 134     $ 111      $  84


  Note 3 - Investment In Financing Leases

The components of net investment in financing leases at December 31, were as follows:
                                           1999       1998       1997
 Total minimum lease payments receivable $3,493     $3,161     $2,783
  Estimated residual value of leased assets:
     Guaranteed                            261        229        206
     Unguaranteed                          718        667        519
                                         4,472      4,057      3,508
    Less:  Unearned Income                 596        529        477

  Net investment in financing leases    $3,876     $3,528     $3,031



  Note 4 - Equipment On Operating Leases

     Components of equipment on operating leases, less accumulated depreciation, at December 31, were as follows:
                                          1999       1998       1997
Equipment on operating leases, at cost  $1,260     $1,040       $827
    Less:  Accumulated depreciation        390        324        268

  Equipment on operating leases, net    $  870     $  716       $559


     At December 31, 1999, scheduled minimum rental payments for operating leases were as follows:
                                           There-
    2000    2001    2002    2003    2004   after   Total
    $250    $192    $105     $48     $13     $8     $616



  Note 5 - Concentration Of Credit Risk

       Our receivables are primarily comprised of receivables under installment sale contracts, receivables arising from leasing transactions and notes receivable. Percentages of the total value of our portfolio represented by each financing plan at December 31, were as follows:

                                 1999       1998        1997
  Retail Financing:
      Finance (non-tax)leases    23%        23%         29%
      Installment sale contracts 21%        20%         19%
      Tax leases                 16%        15%         18%
      Customer loans             16%        15%         18%
      Dealer loans                6%         6%          7%
      Municiple leases            1%         2%          2%
  Wholesale Financing            17%        19%          7%

       Receivables from customers in construction-related industries made up approximately one-third of total finance receivables at December 31, 1999, 1998 and 1997. No single customer or dealer represents a significant concentration of credit risk. We typically maintain a security interest in retail financed equipment and require physical damage insurance coverage on all financed equipment. For information concerning business segments see Note 15.



  Note 6 - Credit Lines

  At December 31, 1999, we had the following credit lines available:

Two syndicated revolving credit lines.  Two revolving credit lines, used to support our commercial paper and commercial paper
 guarantees totaling $2,900, are shared with Caterpillar under the following allocation:
                                         Five year   364-day
                                         Facility    Facility   Total
 Caterpillar                             $   187    $   113   $   300
 Caterpillar Financial Services Corp.      1,688        912     2,600
 Total                                    $1,875     $1,025    $2,900
  The five year facility expires on Oct. 5, 2002; the 364-day facility expires on Sept. 28, 2000.

   At December 31, 1999, there were no borrowings under these lines.

European revolving credit line. This $1,000 credit line, which expires on May 1, 2003, supports our Euro commercial paper program. Under this program, commercial paper is issued by Caterpillar International Finance, plc., our Irish subsidiary, with our guarantee. At December 31, 1999, there were no borrowings under this credit line.

Short-term credit lines from banks. These credit lines total $471 and will be eligible for renewal at various dates throughout 2000. They are used for bank borrowings and as support for our outstanding commercial paper and commercial paper guarantees. We had $88 outstanding against these credit lines at December 31, 1999.

Variable amount lending agreements with Caterpillar. Under these agreements, we may borrow up to $835 from Caterpillar, and Caterpillar may borrow up to $673 from us. The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days' notice. We had borrowings of $311 and loans receivable of $333 outstanding at December 31, 1999. Please refer to Note 13 for more information concerning activity under these lines.

     The revolving credit facilities require us to maintain a consolidated ratio of profit before taxes plus fixed charges to fixed charges at no less than 1.15 to 1 for each quarter; total debt to total stockholder's equity, as defined by agreement, may not exceed 8.0 to 1 at year-end (8.5 to 1 moving six-month average at other than year-end); and tangible net worth must be at least $20. At December 31, 1999, we were in compliance with these requirements.


  Note 7 - Short-Term Borrowings

 At December 31, short-term borrowings were comprised of the following:
                             1999          1998             1997
                       Balance   Avg.   Balance  Avg.   Balance   Avg.
                                 Rate          Rate             Rate
Commercial paper, net  $2,778   5.5%    $2,850  5.2%   $2,536   5.2%
Payable to banks, net      88   5.8%       189   4.8%     145   4.5%
Other                      97   5.8%        74  5.2%       50   5.5%
Total                  $2,963           $3,113         $2,731


Additional information about our short-term debt is as follows for the years ended December 31,:

                                     1999       1998      1997
Average short-term borrowings       $2,773    $2,875     $2,655
Weighted average interest rate        5.2%      5.3%       5.3%

Cash paid for interest               $148      $183       $158


  Note 8 - Long-Term Borrowings

     During 1999, we issued $3,436 of medium-term notes, of which $1,285 were at fixed interest rates and $2,151 were at floating interest rates, primarily indexed to LIBOR. At December 31,1999, the average weighted interest rate on outstanding medium-term notes was 6.1%, with remaining maturities ranging up to 7 years. Cash paid for interest on long-term debt in 1999, 1998 and 1997 was $403, $298 and $198, respectively.

     Long-term debt outstanding at December 31, 1999 matures as follows:

                  2000                $2,937
                  2001                 2,198
                  2002                 1,389
                  2003                   383
                  2004                   530
                  Thereafter              85

                  Total               $7,522


  Note 9 - Derivative Financial Instruments And Risk Management

     We use interest rate derivative financial instruments and currency derivative financial instruments to manage interest rate and foreign currency exchange risks that we encounter as a part of our normal business. We do not use these instruments for trading purposes.


  Interest rate derivatives
     We use interest rate swap agreements to manage the risk of changes in interest rates. Under the terms of a swap agreement, we exchange with the counterparty the difference between two interest rates periodically over the life of the agreement. At December 31, 1999, we had interest rate swap contracts outstanding with notional amounts totaling $3,247 with terms up to fifteen years. These contracts effectively change:

         $2,118 of floating rate debt to fixed rate debt
         $1,129 of fixed rate debt to floating rate debt

     Net interest on interest rate swap agreements is recorded as either Other assets or Accrued interest payable and recognized as an adjustment to Interest expense. Gains and losses on termination of these agreements are deferred and amortized over the remaining original life of the agreement, unless the underlying debt to which the agreement is designated is disposed of or the hedge is terminated because of a loss of correlation, in which case the gain or loss is recognized immediately in income. We did not incur any gains or losses on termination of these contracts during 1999.

     Our current loss exposure on interest rate swaps related to credit risk is $22 at December 31, 1999. In addition, we may incur additional costs in replacing at current market rates any contracts for which a counterparty fails to perform. To reduce the risk of credit losses being incurred, we enter into contracts only with counterparties that have A- or better credit ratings and monitor the credit standing of the counterparties. We do not anticipate nonperformance by any of these counterparties.

  Foreign currency derivatives
     We use foreign exchange contracts to manage the risk of fluctuating exchange rates. These contracts have terms that generally range up to three months. At December 31, 1999, we had foreign exchange contracts totaling $2,000, $3 of which were with Caterpillar. They hedge foreign currency denominated receivables and debt of our international subsidiaries.

     Deferred amounts relating to foreign exchange contracts are recorded as either Other assets or Other liabilities, and the premium/discount is recognized as an adjustment to Interest expense. Exchange gains/losses on these contracts are recorded in Other income.


  Note 10 - Commitments And Contingent Liabilities

     We are contingently liable under guarantees of securities of certain parties, including Caterpillar. These guarantees have terms ranging up to two years and are secured by dealer assets or Caterpillar equipment. No loss has been experienced nor is any anticipated under these guarantees. The total guarantees and amounts outstanding at December 31, are as follows:

                              1999       1998       1997
Guarantees with others       $ 305       $179       $211
Guarantees with Caterpillar     85         75         50
Total guarantees             $ 390       $254       $261

Outstanding with others      $ 129       $ 88       $104
Outstanding with Caterpillar     4         31          5
Total outstanding            $ 133       $119       $109

     We are party to agreements in the normal course of business with selected customers and dealers in which we commit to provide a set dollar amount of financing on a pre-approved basis. We also provide lines of credit to selected customers and dealers, of which a portion remains unused as of December 31, 1999. Commitments and lines of credit generally have fixed expiration dates or other termination clauses. It has been our experience that not all commitments and lines of credit will be used. Management applies the same credit policies when making commitments and granting lines of credit as it does for any other financing. We do not require collateral for these commitments/lines, but if credit is extended, collateral may be required upon funding. The amount of the commitments and lines of credit outstanding as of December 31, 1999 was $1,886 compared to $3,891 at December 31, 1998 and $2,347 at December 31, 1997.

     We are party to various litigation matters and claims, and, while the results cannot be predicted with certainty, management believes the final outcome of such matters and claims will not have a material adverse effect on our consolidated financial position.


  Note 11 - Income Taxes

     The components of the provision for income taxes were as follows for the years ended December 31,:
                                1999            1998         1997
Current tax provision:
  U.S. federal taxes           $  43           $  54         $  47
  Foreign taxes                   13              18             9
  U.S. state taxes                 4               5             5
                                  60              77            61

Deferred tax provision
  (credit):
  U.S. federal taxes               9             (7)           (9)
  Foreign taxes                    6             (3)             2
  U.S. state taxes                 -               -           (1)
                                  15            (10)           (8)

Total provision for income     $  75           $  67         $  53
  taxes

Cash paid for taxes            $ 158           $  52         $  16

     Current tax provision (credit) is the amount of income taxes reported or expected to be reported on our tax returns. Under our tax sharing agreement with Caterpillar we have paid to, or received from Caterpillar, our allocated share of income taxes or credits as requested by Caterpillar, based on actual tax settlements. Beginning January 1999, we agreed to make quarterly payments to Caterpillar based on estimated tax liabilities. The $158 paid during 1999 includes $98, paid to Caterpillar, which was accrued during 1997 and 1998 for federal income taxes.

     Differences between accounting rules and tax laws cause differences between the bases of certain assets and liabilities for financial reporting and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities netted by tax jurisdiction and taxpayer. Our consolidated deferred taxes consisted of the following components at December 31,:

                                        1999            1998       1997
Deferred tax assets:
  Allowance for credit losses              $ 35           $ 30      $ 22
  Alternative fuel tax credit                 -              1         1
  Expected foreign tax credit                16              8        10
  Net operating loss carryforwards            7              7         5
                                             58             46        38

Deferred tax liabilities - primarily
 depreciation                               (90)           (63)      (67)
Valuation allowance for deferred
 tax assets                                  (7)            (7)       (5)

                                            (97)           (70)      (72)

Deferred taxes - net                       $(39)          $(24)     $(34)

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

     The provision for income taxes was different than would result from applying the U.S. statutory rate to Profit before income taxes for the years ended December 31, for the reasons set forth in the following reconciliation:

                                            1999         1998      1997
Taxes computed at U.S. statutory rates      $ 71          $63       $52
Increases (decreases) in taxes
  resulting from:
  Finance income not subject to
    federal taxation                          (3)          (4)       (3)
  State income taxes, net of federal taxes     3            3         3
  Subsidiaries' results subject to
  tax rates other than U.S. statutory rates    4            5         1

Provision for income taxes                  $ 75          $67       $53



     The domestic and foreign components of Profit before income taxes for the years ended December 31, were as follows:

                                    1999            1998       1997
  Domestic                          $163            $149      $121
  Foreign                             40              30        26

  Total                             $203            $179      $147

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

The estimated fair values of financial instruments at December 31, are as follows:
                          1999               1998               1997
                  Carrying   Fair    Carrying   Fair    Carrying    Fair
                  Amount     Value   Amount     Value   Amount      Value
Finance receivables
net (excluding tax
leases (1))       $ 9,740   $ 9,719  $ 8,916   $ 8,978  $ 5,846   $ 5,873

Long-term debt    $(7,522)  $(7,444) $(6,237)  $(6,281) $(3,362)  $(3,420)

Interest rate swaps:
 In a net receivable
  position           $ 22      $ 29      $ 14     $ 19       -       $ 19
 In a net payable
  position            $(1)      $(7)      $(2)    $(24)     $(3)     $(12)

Forward exchange
contracts:
  In a net gain
   position           $ 70      $70      $ 21     $ 21     $ 48      $ 48
  In a net loss
   position            $(3)     $(3)      $(9)     $(9)     $(6)      $(6)
(1)  Excluded items have a net carrying value of $1,020 at December
   31, 1999, $865 at December 31, 1998 and $753 at December 31, 1997.


  Note 13 - Transactions With Related Parties

     We have a Support Agreement with Caterpillar which provides that Caterpillar will remain, directly or indirectly, our sole owner, cause us to maintain a net worth of at least $20 and ensure that we maintain a ratio of earnings and interest expense (as defined) to interest expense of not less than 1.15 to 1. In 1999, Caterpillar made capital contributions of $70. Although this agreement can be modified or terminated by either party, any modification or termination which would adversely affect holders of our debt is required to be approved by holders of 66-2/3% of the aggregate outstanding debt. Caterpillar's obligation under this agreement is not directly enforceable by any of our creditors and does not constitute a guarantee of any of our obligations.

     We have variable amount lending agreements with Caterpillar. Under these agreements, we may borrow up to $835 from Caterpillar, and Caterpillar may borrow up to $673 from us. The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days' notice. Information concerning these agreements is as follows:

                                  1999      1998      1997
 Loans payable at December 31,    $311      $212      $244
 Loans receivable at December 31, $333      $246         -
 Interest paid                    $ 11      $  6      $ 12
 Interest earned                  $ 13      $  4         -

     We were contingently liable under guarantees of securities of Caterpillar totaling $85 at December 31, 1999, $75 at December 31, 1998 and $50 at December 31, 1997. Of these guarantees, the amount outstanding was $4 at December 31, 1999, $31 at December 31, 1998 and $5 at December 31, 1997.

     We enter into forward exchange contracts with Caterpillar to hedge our U.S. dollar denominated positions in Australia against currency fluctuations. These contracts have terms generally ranging up to three months. These contracts totaled $3 at December 31, 1999, 1998 and 1997.

     We have agreements with Caterpillar to purchase, at a discount, certain receivables generated by sales of products to Caterpillar dealers. Information pertaining to these purchases is as below:

                            1999      1998       1997
Purchases made            $7,727    $6,622        $444
Discounts earned           $ 103      $ 89         $ 6
Servicing fees paid          $ 6       $ 5         $ -
Balance at December 31,   $1,173    $1,389        $139

     Under this program, we use a portion of collections each week to purchase additional receivables in order to maintain a consistent balance. The effective interest rate on these receivables was 8.93% at December 31, 1999.

     We participate in certain marketing programs sponsored by Caterpillar by providing financing to customers at rates below standard rates. Under these programs, Caterpillar pays us an amount at the outset of the transaction, which we then recognize as income over the term of the financing. During 1999, we billed $340 to Caterpillar relative to such programs, compared with $221 in 1998 and $151 in 1997.

     Caterpillar provides us with certain operational and administrative support, which is integral to the conduct of our business. Our employees are covered by various benefit plans, including pension/post-retirement plans, administered by Caterpillar. We reimburse Caterpillar for these charges which amounted to $7 during 1999, $6 during 1998 and $5 during 1997. Other corporate services for which we reimburse Caterpillar amounted to $2 for the year ended December 31, 1999, $3 for the year ended December 31, 1998 and $2 for the year ended December 31, 1997.

     We have a tax sharing agreement with Caterpillar under which we combine our tax position with Caterpillar's when appropriate. When we combine our tax positions under this agreement, we pay to or receive from Caterpillar our allocated share of income taxes or credits.


  Note 14 - Leases

     We lease certain offices and other property through operating leases. Rental expense is charged to operations as incurred. Total rental expense for operating leases was $14, $12 and $10 for 1999, 1998 and 1997, respectively. At December 31, 1999, minimum payments for operating leases having initial non-cancelable terms in excess of one year are:

               2000                      $ 7
               2001                        5
               2002                        4
               2003                        3
               2004                        2
               Thereafter                  2
               Total                     $23

       In February 2000, we will begin moving our principal executive offices to a new leased facility. The terms of this operating lease are enforceable only when the lessor meets certain criteria and deadlines. We will occupy new space as it is made available throughout 2000. Expected payments related to this new space are $2 for 2000, $4 for 2001 and $6 for each subsequent year until 2014. These amounts are subject to change based upon actual occupancy dates and are not reflected in the table above.


  Note 15 - Segment Information

  Basis for segment information
     We have three operating segments in which we offer primarily the same types of services (see Note 1). We account for transactions between segments in accordance with generally accepted accounting principles. We segregate information based on management responsibility:
         North America: We have offices in the United States and Canada that serve local dealers and customers.
         Europe: We have offices throughout Europe that serve European dealers and customers. Our Marine services division, which primarily finances marine vessels with Caterpillar engines, is also included in this segment.
         Diversified Services:  We have offices in Asia, Australia and
       Latin America that serve local dealers and customers. Our Global accounts division, which primarily provides cross-border financing to customers in countries in which we have no local presence, is also included in this segment.

1999                             North     Europe  Diversified    Total
                                 America           Services
Revenue from external cusomters $   771       228       189   $  1,188
Inter-segment revenue           $    51         2         -   $     53
Net profit                      $   107        18         3   $    128
Interest expense                $   425        89       107   $    621
Depreciation expense            $   129        57        14   $    200
Income tax expense              $    61        11         3   $     75
Assets                          $ 9,236     2,968     2,317   $ 14,521
Expenditures for assets         $   321       146        23   $    490

1998                             North    Europe   Diversified    Total
                                 America           Services
Revenue from external customers $   675       197       174   $  1,046
Inter-segment revenue           $    26         4         -   $     30
Net profit                      $    90         9        13   $    112
Interest expense                $   353        80        99   $    532
Depreciation expense            $   101        52        15   $    168
Income tax expense              $    50         7        10   $     67
Assets                          $ 7,956     2,454     1,989   $ 12,401
Expenditures for assets         $   284        93        22   $    399


1997                             North    Europe   Diversified    Total
                                 America           Services
Revenue from external cusomters $   508       161       123    $   792
Inter-segment revenue           $     5         1         -    $     6
Net profit                      $    73        14         7    $    94
Interest expense                $   239        66        67    $   372
Depreciation expense            $    83        38        18    $   139
Income tax expense              $    41         7         5    $    53
Assets                          $ 5,080     1,765     1,379    $ 8,224
Expenditures for assets         $   141       179        30    $   350

  Reconciliation:
Interest expense               1999      1998      1997
Interest expense from segments $621      $532      $372
Inter-segment interest expense   52        30         5
Total interest expense         $569      $502      $367

Assets                          1999      1998      1997
Assets from segements          $14,521   $12,401    $8,224
Investment in subsidiaries         605       494       395
Inter-segment balances           1,422       772       402
Total assets                   $12,494   $11,135    $7,427

  Inside and outside the United States:
Revenue                          1999      1998      1997
Inside U.S.                     $   849    $  748      $581
Outside U.S.                        339       298       210
                                 $1,188    $1,046      $791

Property and Equipment, Net        1999      1998      1997
Inside U.S.                        $596      $485      $402
Outside U.S.                        306       249       173
                                   $902      $734      $575



  Note 16 - Selected Quarterly Financial Data (Unaudited)

1999                First     Second      Third     Fourth
                   quarter    quarter    quarter    quarter
Total revenues       $283       $294       $303       $307
Profit before taxes  $ 55       $ 49       $ 58       $ 41
Net profit           $ 35       $ 31       $ 37       $ 25

1998
Total revenues       $222       $255       $283       $285
Profit before taxes  $ 37       $ 40       $ 57       $ 45
Net profit           $ 24       $ 26       $ 35       $ 27

1997
Total revenues       $183       $189       $206       $213
Profit before taxes  $ 42       $ 34       $ 36       $ 35
Net profit           $ 27       $ 22       $ 23       $ 22