Form 10-K405/A
period 1999-12-31
CATERPILLAR FINANCIAL SERVICES CORP
filed 2000-02-24
CIK 764764

3


                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                            FORM 10-K 405
                                Amended

  (Mark One)
  [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
  For the Fiscal Year Ended December 31, 1999 Commission File No. 0-
13295

  OR

  [    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ________________ to
________________

             CATERPILLAR FINANCIAL SERVICES CORPORATION
       (Exact name of Registrant as specified in its charter)

             Delaware                           37-1105865
  (State or other jurisdiction of     (I.R.S. Employer Identification
  incorporation or organization)                  Number)


         2120 West End Ave                      37203-0001
       Nashville, Tennessee
  (Address of principal executive               (Zip Code)
             offices)

  Registrant's telephone number, including area code:  (615) 341-
1000

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


                             Caterpillar Financial Services Corporation
                                       (Registrant)




Dated:  February 24, 2000  By:  /s/ Paul J. Gaeto
                                 Paul J. Gaeto, Secretary


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


         Date                Signature                 Title
                                               President, Director
  February 24, 2000    /s/ James S. Beard      and Principal
                        James S. Beard         Executive Officer


                                               Executive Vice
  February 24, 2000    /s/ James R. English    President and
                        James R. English       Director

  February 24, 2000    /s/ James W. Owens      Director
                        James W. Owens
                                               Controller and
  February 24, 2000    /s/ Kenneth C.          Principal Accounting
                        Kenneth C. Springer    Officer

                                               Treasurer and
  February 24, 2000    /s/ Edward J. Scott     Principal Financial
                        Edward J. Scott        Officer