Form 10-Q
period 2000-03-31
CATERPILLAR FINANCIAL SERVICES CORP
filed 2000-04-20
CIK 764764

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2000

                          OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No.                 0-13295


            CATERPILLAR FINANCIAL SERVICES CORPORATION
      (Exact name of Registrant as specified in its charter)

             Delaware                           37-1105865
  (State or other jurisdiction of     (I.R.S. Employer Identification
  incorporation or organization)                  Number)

         2120 West End Ave
       Nashville, Tennessee                     37203-0001
  (Address of principal executive               (Zip Code)
             offices)

Registrant's telephone number, including area code:  (615) 341-1000

   The Registrant complies with the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q is therefore filing this form with the reduced disclosure format.

    Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X               No_____
    At March 31, 2000 one share of common stock of the Registrant was outstanding.





            HIGHLIGHTS:  FIRST QUARTER 2000 VS. FIRST QUARTER 1999


Revenues for the first quarter were a record $320 million, an increase of $37 million or 13% from the same period last year.

Profit after tax was a record $38 million, a $3 million or 9 percent increase from the first quarter of 1999.

New retail financing for the first quarter of 2000 was $1,171 million, a decrease of $40 million or 3% from the same period last year.

The portfolio increased $1,201 million or 11% over March 31, 1999, to $12,225 million.

Past due receivables over 30 days were 2.9% compared to 2.0% at the end of the same period one year ago.

James S. Beard, vice president of Caterpillar Inc. and president of Cat Financial, said, "We are pleased with our financial performance as we continue our global expansion to serve Caterpillar customers worldwide."









                  Caterpillar Financial Services Corporation

                Form 10-Q for the Quarter Ended March 31, 2000

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


                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

  In addition to our accompanying unaudited consolidated financial statements, we suggest that you read our Annual Report on Form 10-K. Although not incorporated by reference in this document, additional information about us is available in our 1999 Annual Report and on our web page http://www.CAT.com. The documents mentioned above are available by writing to: Legal Dept., Caterpillar Financial Services Corp.; 2120 West End Ave.; Nashville, TN 37203.

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

                 Consolidated Statement Of Financial Position
                                  (Unaudited)
                             (Millions of Dollars)
                                           March 31, Dec. 31,   March 31,
                                             2000      1999       1999
Assets:
  Cash and cash equivalents                 $    66    $    85    $   33
  Finance receivables
    Retail notes receivable                   2,668      2,657     2,278
    Wholesale notes receivable                2,197      1,983     2,057
    Investment in finance receivables         7,227      7,225     6,626
    Notes receivable from Caterpillar Inc.      321        333       284
                                             12,413     12,198    11,245
    Less: Unearned income                     1,008        971       872
          Allowance for credit losses           141        134       125
                                             11,264     11,093    10,248

  Equipment on operating leases,
    less accumulated depreciation               900        870       731
  Deferred income taxes                          10          9         9
  Other assets                                  375        437       378
Total assets                                $12,615    $12,494   $11,399


Liabilities and stockholder's equity:
  Payable to dealers and others              $   88    $   127   $    96
  Payable to Caterpillar Inc. - Other            10          7         9
  Accrued interest payable                      122         94       108
  Income taxes payable                           25          9        21
  Other liabilities                              24         28        30
  Payable to Caterpillar Inc. - Borrowings      309        311       208
  Short-term borrowings                       2,997      2,963     3,267
  Current maturities of long-term debt        2,798      2,937     2,439
  Long-term debt                              4,791      4,585     3,946
  Deferred income taxes                          49         48        30
Total liabilities                            11,213     11,109    10,154

  Common stock - $1 par value
    Authorized: 2,000 shares; issued and
     outstanding: one share                     745        745       695
  Retained Earnings                             721        683       589
  Accumulated other comprehensive income       (64)       (43)      (39)
Total stockholder's equity                    1,402      1,385     1,245

Total liabilities and stockholder's equity  $12,615    $12,494   $11,399
                  Caterpillar Financial Services Corporation

                      Consolidated Results of Operations
                                  (Unaudited)
                             (Millions of Dollars)
                                             Three Months Ended
                                          March 31,    March 31,
                                            2000          1999
Revenues:
  Wholesale finance                           $  44         $  37
  Retail finance                                186           165
  Rental                                         70            59
  Other                                          20            22
        Total revenues                          320           283

Expenses:
  Interest                                      160           132
  Depreciation                                   55            46
  General, operating, and administrative         34            33
  Provision for credit losses                    11            17
  Other Expense                                   1             -
        Total expenses                          261           228

Profit before income taxes                       59            55

Provision for income taxes                       21            20
        Profit                                 $ 38          $ 35


                  Caterpillar Financial Services Corporation

                  Consolidated Statement Of Changes in Equity
                                  (Unaudited)
                             (Millions of Dollars)

                                      Three Months Ended
                                March 31,             March 31,
                                  2000                   1999
Retained earnings:
  Balance at January 1        $ 683                $ 554
     Profit                      38      $ 38         35     $  35
  Balance at March 31          $721                $ 589

Accumulated other comprehensive income:
  Balance at January 1      $  (43)              $  (29)
  Foreign currency
   translation adjustment      (21)       (21)      (10)       (10)
  Comprehensive income                   $ 17                $  25
  Balance at March 31       $  (64)              $  (39)

Paid-in Capital:
  Balance at January 1        $ 745                $ 675
   Equity capital from
    Caterpillar                   -                   20
  Balance at March 31         $ 745                $ 695

Total equity                 $1,402               $1,245

                  Caterpillar Financial Services Corporation

                     Consolidated Statement Of Cash Flows
                                  (Unaudited)
                             (Millions of Dollars)
                                                      Three Months Ended
                                                     March 31,    March 31,
                                                       2000         1999
Cash flows from operating activities:
  Profit                                                $38          $35
  Adjustments for non-cash items:
    Depreciation                                         55           46
    Provision for credit losses                          11           17
    Other                                                 2         (28)
  Change in assets and liabilities:
    Receivables from customers and others                25           34
    Deferred income taxes                                 1          (2)
    Payable to dealers and others                      (34)         (11)
    Accrued interest payable                             28           23
    Income taxes payable                                 16         (86)
    Other, net                                          (6)          (1)
      Net cash provided by operating activities         136           27

Cash flows from investing activities:
  Additions to property and equipment                 (118)         (96)
  Disposals of equipment                                 52           46
  Additions to finance receivables                  (3,587)      (3,085)
  Collections of finance receivables                  2,714        2,400
  Proceeds from sales of receivables                    581          414
  Notes receivable from Caterpillar                      12         (38)
  Other, net                                            (1)            3
      Net cash used for investing activities          (347)        (356)

Cash flows from financing activities:
  Additional paid-in capital                              -           20
  Payable to Caterpillar Inc. - Borrowings                2            -
  Proceeds from long-term debt                          873          685
  Payments on long-term debt                          (797)        (536)
  Short-term borrowings, net                            106          142
      Net cash provided by financing activities         184          311

Effect of exchange rate changes on cash                   8            2

Net change in cash and cash equivalents                (19)         (16)

Cash and cash equivalents at beginning of  year          85           49

Cash and cash equivalents at end of quarter           $  66        $  33

Cash paid for interest                                $ 138        $ 103
Cash paid for income taxes                            $  58        $ 106

NOTES TO FINANCIAL STATEMENTS

A.  Supplemental segment data for the three months ended March 31,

2000                                North              Diversified
                                   America    Europe    Services      Total
Revenue from external customers   $  206        63           51    $   320
Inter-segment revenue             $   12         1            -    $    13
Net profit                        $   28         7            3    $    38
Assets                            $8,783     2,945        2,348    $14,076

1999                                North              Diversified
                                   America    Europe    Services      Total
Revenue from external customers   $  184        52           47    $   283
Inter-segment revenue             $   23         1            -    $    24
Net profit                        $   27         4            4    $    35
Assets                            $8,141     2,364        1,939    $12,444

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


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
  THREE MONTHS ENDED MARCH 31, 2000 VS. THREE MONTHS ENDED MARCH 31, 1999

REVENUES
  Total revenues for the first quarter of 2000 were a record $320 million. The increase of $37 million over the same period last year was primarily the result of continued portfolio growth.

  The annualized interest rate on finance receivables was 8.38% for the first quarter of 2000 compared with 8.19% for the first quarter of 1999. The tax benefits of governmental lease purchase contracts and tax-oriented leases are not included in these annualized interest rates.

  Other revenue was $20 million, a decrease of $2 million for the first quarter of 2000 that included:

Increases of:    Interest income from Caterpillar  $2 million
                 Late charges                      $1 million
                 Gain on sale of receivables       $1 million
Decreases of:    Securitization related revenue    $3 million
                 Exchange gain                     $3 million

EXPENSES
  Interest expense for the first quarter increased $28 million over the same period last year. This increase was primarily the result of increased borrowings and a higher borrowing rate. The average interest rate on borrowed funds was 5.99% for the first quarter of 2000 as compared to 5.63% for the first quarter of 1999.

  Depreciation expense increased $9 million over the first quarter of 1999 primarily due to new operating lease business.

  General, operating, and administrative expenses increased $1 million during the first quarter of 2000 as compared to the same period last year. The number of full-time employees was 940 at March 31, 2000, an increase of 83 from last year's first quarter.

  Provision for credit losses decreased $6 million to $11 million for the first quarter of 2000. The decrease is primarily attributable to our valuation and assessment of the portfolio and the adequacy of our allowance for credit losses.

PROFIT
  Profit for the first quarter of 2000 was $38 million, a $3 million increase from the first quarter of 1999.

PORTFOLIO
   The portfolio value was $12,225 million at March 31, 2000, an increase of $1,201 million over the prior year. During the first quarter of 2000 we financed new retail business totaling $1,171 million as compared to $1,211
million during the first quarter of 1999.   The slight decrease is the result
of decreased sales of Caterpillar equipment in North America and financing a decreased percentage of dealer deliveries.

  At March 31, 2000, we serviced $1,541 million in receivables sold to others, which consist of $750 million in wholesale receivables under a revolving, asset-backed securitization agreement, $654 million of installment sale contracts and $137 million of finance leases.

  On January 1, 2000, Caterpillar Inc. replaced an inventory merchandising program for North American Caterpillar dealers with a new merchandising program. U.S. Accounts receivable generated from the old program were securitized under a $750 million private-placement, revolving facility. The old securitization facility is being replaced with a new, similar facility for U.S. accounts receivable generated under the new merchandising program. On March 31, 2000, we sold $150 million into the new facility to maintain a combined balance of $750 million between the two securitization facilities.
ALLOWANCE FOR CREDIT LOSSES
  The following table shows activity related to the Allowance for Credit
Losses for the period ending:

                                               March 31,     March 31,
                                                 2000          1999
Balance at beginning of quarter                  $ 134         $ 111
Provision for credit losses                         11            17
Receivables written off, net of recoveries         (3)           (1)
Foreign currency translation adjustment            (1)           (2)
                                                 $ 141         $ 125

  Receivables that were past due over 30 days were 2.9% of the total receivables at March 31, 2000, as compared to 2.0% at March 31, 1999. The increase is primarily related to increased past due receivables in Latin America. We will continue to monitor the allowance for credit losses to provide for an amount we believe is adequate, after considering the value of any collateral, to cover uncollectible receivables.

CAPITAL RESOURCES AND LIQUIDITY

  Operations for the first quarter of 2000 were funded with a combination of bank borrowings, commercial paper, medium-term notes, retained earnings and sale of receivables.

At March 31, 2000, we had the following credit lines available:

Two syndicated revolving credit lines. Two revolving credit lines, used to support our commercial paper and commercial paper guarantees, totaling $2,900 million, are shared with Caterpillar under the following allocation:


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

 At March 31, 2000, there were no borrowings under these lines.

European revolving credit line. This $1.0 billion credit line, which expires on May 1, 2003, supports our Euro-commercial paper program. Under this program, commercial paper is issued by Caterpillar International Finance plc, our Irish subsidiary, with our guarantee. At March 31, 2000, there were no borrowings under this credit line.

Short-term credit lines from banks. These credit lines total $505 million and will be eligible for renewal at various dates throughout 2000. They are used for bank borrowings and as support for our outstanding commercial paper and commercial paper guarantees. At March 31, 2000, we had $91 million outstanding against these credit lines.

Variable amount lending agreements with Caterpillar. Under these agreements, we may borrow up to $831 million from Caterpillar, and Caterpillar may borrow up to $670 million from us. The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days' notice. We had borrowings of $309 million outstanding at March 31, 2000 compared to $311 million at December 31, 1999, and loans receivable of $321 million at March 31, 2000 compared to $333 million at December 31, 1999 under these agreements.

  Total outstanding borrowings at March 31, 2000 were $10,895 million, an increase of $99 million over December 31, 1999. Outstanding borrowings primarily include:
      $7,549 million of medium-term notes
      $2,804 million of commercial paper
      $    91 million of bank borrowings

  Our debt-to-equity ratio was 7.8 to 1 at March 31, 2000 and December 31,
1999.

DERIVATIVES

  We use interest rate derivative financial instruments and currency derivative financial instruments to manage interest rate and foreign currency exchange risks that we may encounter as a part of our normal business. We do not use these instruments for trading purposes.

Interest rate derivatives. We use interest rate swap agreements to manage the risk of changes in interest rates, allowing us to gain competitive and economic advantages by minimizing funding costs regardless of the direction interest rates move. At March 31, 2000, we had interest rate swap contracts outstanding with notional amounts totaling $3,240 million and remaining terms up to fifteen years. These contracts change:

      $2,504 million of floating rate debt to fixed rate debt
      $  736 million of fixed rate debt to floating rate debt

Foreign currency derivatives. We use foreign exchange contracts to minimize potential risk of fluctuating exchange rates. These contracts have terms that generally range up to three months. At March 31, 2000, we had foreign exchange contracts totaling $1,308 million, $2 million of which were with Caterpillar. They hedge foreign currency denominated receivables and debt of international subsidiaries.






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



         Caterpillar Financial Services Corporation
                        (Registrant)






Date:  April 20, 2000                      By:       /s/K.C. Springer
                                               K.C. Springer, Controller and
                                               Principal Accounting Officer





Date:  April 20, 2000                       By:       /s/J.S. Beard
                                                J.S. Beard, President