Form 10-Q
period 2000-06-30
CATERPILLAR FINANCIAL SERVICES CORP
filed 2000-07-21
CIK 764764

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended           June 30, 2000

                           OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to


Commission File No.                 0-13295



                 CATERPILLAR FINANCIAL SERVICES CORPORATION
      (Exact name of Registrant as specified in its charter)


           DELAWARE                             37-1105865
(State or other jurisdiction of(I.R.S. Employer Identification No.) incorporation or organization)


       2120 WEST END AVENUE, NASHVILLE, TENNESSEE 37203-0001
             (Address of principal executive offices)

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

    At June 30, 2000 one share of common stock of the Registrant was outstanding.



     HIGHLIGHTS:  SECOND QUARTER 2000 VS. SECOND QUARTER 1999


Revenues for the second quarter of 2000 were a record $347 million, an increase of $53 million or 18 percent compared with the same period last year.

Profit after tax was a second-quarter record $34 million, a $3 million or 10 percent increase from second quarter 1999.

New retail financing business for the second quarter was $1,578 million, a decrease of $75 million or 5 percent from the same period last year.

The portfolio increased $1,267 million or 11 percent over the same period last year.

Past due receivables over 30 days were 3.2 percent compared to 2.2 percent at the end of the same period last year.

James S. Beard, vice president of Caterpillar Inc. and president of Cat Financial, said, "We continue to be pleased with our performance. Higher past dues are due primarily to a few large accounts which are expected to be resolved without significant loss."







            Caterpillar Financial Services Corporation

           Form 10-Q for the Quarter Ended June 30, 2000

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

                  PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

  In addition to our accompanying unaudited consolidated financial statements, we suggest that you read our Annual Report on Form 10-
K. Although not incorporated by reference in this document, additional information about us is available in our 1999 Annual Report and on our web page http://www.CAT.com. The documents mentioned above are available by writing to: Legal Dept., Caterpillar Financial Services Corp.; 2120 West End Ave.; Nashville, TN 37203-0001.

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

           Consolidated Statement of Financial Position
                            (Unaudited)
                       (Millions of Dollars)
                                    June 30,    Dec. 31,     June 30,
                                      2000        1999       1999
Assets:
  Cash and cash equivalents            $   73     $    85   $    72
  Finance receivables
    Retail notes receivable             2,711       2,657     2,508
    Wholesale notes receivable          2,744       1,983     2,511
    Notes receivable from Caterpillar     432         333       223
    Investment in finance receivables   7,614       7,225     7,108
                                       13,501      12,198    12,350
    Less:  Unearned income              1,109         971       953
           Allowance for credit losses    144         134       138
                                       12,248      11,093    11,259

  Equipment on operating leases,
    less accumulated depreciation       1,004         870       756
  Deferred income taxes                    11           9         9
  Other assets                            425         437       388
Total assets                          $13,761     $12,494   $12,484


Liabilities and stockholder's equity:
  Payable to dealers and others        $  109     $   127    $  130
  Payable to Caterpillar - Other           11           7         7
  Accrued interest payable                108          94        82
  Income taxes payable                     35           9        19
  Other liabilities                        55          28        24
  Notes payable to Caterpillar            503         311       207
  Short-term borrowings                 3,039       2,963     3,277
  Current maturities of long-term debt  2,801       2,937     2,654
  Long-term debt                        5,619       4,585     4,781
  Deferred income taxes                    52          48        29
Total liabilities                      12,332      11,109    11,210

  Common stock - $1 par value
    Authorized:  2,000 shares
    Issued and outstanding:  One Share    745         745       695
  Retained Earnings                       755         683       620
  Accumulated other comprehensive income  (71)        (43)      (41)
Total stockholder's equity              1,429       1,385     1,274

Total liabilities and stockholder's
  equity                              $13,761     $12,494   $12,484


            Caterpillar Financial Services Corporation

                Consolidated Results of Operations
                            (Unaudited)
                       (Millions of Dollars)
                           Three Months Ended      Six Months Ended
                          June 30,    June 30,   June 30,    June 30,
                            2000        1999       2000        1999
Revenues:
  Wholesale finance           $  57       $  43    $   100      $   80
  Retail finance                194         170        380         335
  Rental                         75          61        145         120
  Other                          21          20         42          42
        Total revenues          347         294        667         577

Expenses:
  Interest                      178         139        338         271
  Depreciation                   60          48        115          93
  General, operating and
    administrative               39          38         73          71
  Provision for credit losses    19          20         30          37
  Other expense                   -           -          1           1
        Total expenses          296         245        557         473

Profit before income taxes       51          49        110         104

Provision for income taxes       17          18         38          38
        Profit                $  34       $  31      $  72       $  66


            Caterpillar Financial Services Corporation

            Consolidated Statement Of Changes in Equity
                            (Unaudited)
                       (Millions of Dollars)

Six Months Ended
                                 June 30,            June 30,
                                   2000                1999

Retained earnings:
  Balance at January 1        $   683             $   554
     Profit                        72   $   72         66    $   66
  Balance at June 30          $   755             $   620

Accumulated other
comprehensive income:
  Balance at January 1       $    (43)            $    (28)
     Foreign currency
       translation Adjustment     (28)     (28)       (13)      (13)
  Comprehensive income                  $   44               $   53
  Balance at June 30         $    (71)            $    (41)

Paid-in capital:
  Balance at January 1       $    745            $    675
      Equity capital from
        Caterpillar                 -                  20
  Balance at June 30         $    745            $    695

Total equity                  $ 1,429             $ 1,274


            Caterpillar Financial Services Corporation

               Consolidated Statement of Cash Flows
                            (Unaudited)
                       (Millions of Dollars)
                                                 Six months Ended
                                              June 30,    June 30,
                                                2000        1999
Cash flows from operating activities:
  Profit                                          $  72       $  66
  Adjustments for non-cash items:
    Depreciation                                    115          93
    Provision for credit losses                      30          37
    Other                                             3         (6)
  Change in assets and liabilities:
    Receivables from customers and others          (56)        (75)
    Deferred income taxes                             3         (3)
    Payable to dealers and others                  (15)          21
    Accrued interest payable                         14         (3)
    Income taxes payable                             27        (87)
    Other, net                                       21         (7)
      Net cash provided by operating activities     214          36

Cash flows from investing activities:
  Additions to property and equipment             (319)       (185)
  Disposals of equipment                            101          85
  Additions to finance receivables              (8,172)     (7,750)
  Collections of finance receivables              5,728       5,646
  Proceeds from sales of receivables              1,251         702
  Notes receivable from Caterpillar Inc.           (98)          23
  Other, net                                        (1)           2
      Net cash used for investing activities    (1,510)     (1,477)

Cash flows from financing activities:
  Additional paid-in capital                          -          20
  Payable to Caterpillar Inc. - Borrowings          206           -
  Proceeds from long-term debt                    2,408       2,220
  Payments on long-term debt                    (1,501)     (1,022)
  Short-term borrowings, net                        171         247
      Net cash provided by financing activities   1,284       1,465

Effect of exchange rate changes on cash and
cash equivalents                                     -           (1)

Net change in cash and cash equivalents            (12)          23

Cash and cash equivalents at beginning of period     85          49

Cash and cash equivalents at end of period     $     73    $     72

Cash paid for interest                          $   337     $   271
Cash paid for income taxes                      $    12     $   125


NOTES TO FINANCIAL STATEMENTS

A.  Supplemental segment data for the three months ended June 30,


2000                  North              Diversified
                     America    Europe    Services       Total
Revenue from
 external customers   $   228        64        55      $     347
Inter-segment revenue $    11         -         -      $      11
Profit                $    28         2         4      $      34
Assets                $ 9,425     3,210     2,384      $  15,019

1999                    North             Diversified
                       America   Europe    Services       Total
Revenue from
 external customers   $   197        54        43      $   294
Inter-segment revenue $     8         -         -      $     8
Profit                $    28         3         -      $    31
Assets                $ 9,201     2,523     2,058      $13,782

  Supplemental segment data for the six months ended June 30,
2000                  North              Diversified
                     America    Europe    Services       Total
Revenue from
 external customers   $   434       127       106   $    667
Inter-segment revenue $    23         1         -   $     24
Profit                $    56         9         7   $     72

1999                    North             Diversified
                       America   Europe    Services      Total
Revenue from
 external customers    $   381       106        90   $    577
Inter-segment revenue  $    16         1         -   $     17
Profit                 $    54         8         4   $     66

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

B.   New accounting standard
  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. During the second quarter of 2000, an amendment to the Statement changed the implementation date of this standard to January 1, 2001. We have not elected early adoption. We continue to assess the impact this requirement will have on our financial position and results of operations.

Item 2. Management's Discussion and Analysis of Results of
Operations and Financial Condition


THREE MONTHS ENDED JUNE 30, 1999 VS. THREE MONTHS ENDED JUNE 30,
2000

REVENUES
  Total revenues for the second quarter of 2000 were a record $347 million. The increase of $53 million over the same period last year was primarily the result of a higher interest rate and continued portfolio growth.

  The annualized interest rate on finance receivables was 8.78% for the second quarter of 2000 compared with 8.01% for the second quarter of 1999. The tax benefits of governmental lease purchase contracts and tax-oriented leases are not included in these annualized interest rates.

  Other revenue for the second quarter of 2000 was $21 million, an increase of $1 million from the same period last year, significant items included:

Increases of:    Interest income from Caterpillar    $3 million
                 Gain on sale of receivables         $6 million
Decreases of:    Securitization related revenue      $8 million

EXPENSES
  Interest expense for the second quarter of 2000 increased $39 million over the same period last year. This increase was primarily the result of increased borrowings and a higher borrowing rate. The average interest rate on borrowed funds was 6.32% for the second quarter of 2000 as compared to 5.44% for the second quarter of 1999.

  Depreciation expense increased $12 million over the second quarter of 1999 due to new operating lease business.

  General, operating and administrative expenses increased $1 million during the second quarter of 2000 as compared to the same period last year. This increase is primarily due to staff-related expenses and other expenses incurred due to the larger portfolio and geographical expansion. There were 946 employees at June 30, 2000, an increase of 53 from last year's second quarter.

  The provision for credit losses decreased $1 million over the second quarter of 1999.

PROFIT
  Profit for the second quarter of 2000 was $34 million, a $3 million increase from the second quarter of 1999. This increase is primarily the result of a larger portfolio.

PORTFOLIO
  The portfolio value was $13,323 million at June 30, 2000, an increase of $1,267 million over the same period last year.

  During the second quarter of 2000, we financed new retail business transactions totaling $1,578 million as compared to $1,653 million during the second quarter of 1999. Increases in Europe, Asia and Canada were more than offset by decreases in the United States and Latin America. The decrease in the United States was primarily due to lower sales of Caterpillar equipment to end users.

  At June 30, 2000, we serviced $1,427 million in receivables sold to others, which consist of $750 million in wholesale receivables under a revolving, asset-backed securitization agreement, $559 million of installment sale contracts and $118 million of finance leases.

  On January 1, 2000, Caterpillar Inc. replaced an inventory merchandising program for North American Caterpillar dealers with a new merchandising program. U.S. Accounts receivable generated from the old program were securitized under a $750 million, private-placement, revolving facility. The old securitization facility is being replaced with a new, similar facility for U.S. accounts receivable generated under the new merchandising program. During the second quarter of 2000, we sold $350 million into the new facility to maintain a combined balance of $750 million between the two securitization facilities.

ALLOWANCE FOR CREDIT LOSSES
  The following table shows activity related to the Allowance for Credit Losses for the three months ending:
                                         June 30,       June 30,
                                             2000           1999
Balance at beginning of quarter             $ 141          $ 125
Provision for credit losses                    19             20
Receivables written off, net of recoveries    (13)            (7)
Foreign currency translation adjustment        (3)             -
                                           $  144         $  138

  Receivables that were past due over 30 days were 3.16% of the total receivables at June 30, 2000, as compared to 2.21% at June 30, 1999. The increase is primarily related to increased past due receivables in the U.S. and Latin America. We will continue to monitor the allowance for credit losses to provide for an amount we believe is adequate, after considering the value of any collateral, to cover uncollectible receivables.

SIX MONTHS ENDED JUNE 30, 1999 VS. SIX MONTHS ENDED JUNE 30, 2000

REVENUES
  Total revenues for the first six months of 2000 were a record
$667 million. The increase of $90 million over the same period last year was primarily the result of continued portfolio growth and a higher interest rate.

  The annualized interest rate on finance receivables was 8.56% for the first six months of 2000 compared with 8.07% for the first six months of 1999. The tax benefits of governmental lease purchase contracts and tax-oriented leases are not included in these annualized interest rates.

  Other revenue for the first six months of 2000 was $42 million, unchanged from the same period last year, significant items included:

Increases of:  Interest income from Caterpillar    $4 million
               Gain on sale of receivables         $7 million
Decreases of:  Securitization related revenue      $11 million
               Exchange gain                       $2 million

EXPENSES
  Interest expense for the first six months of 2000 increased $67 million over the same period last year. This increase was primarily the result of increased borrowings and a higher borrowing rate. The average interest rate on borrowed funds was 6.16% for the first six months of 2000 as compared to 5.53% for the first six months of 1999.

  Depreciation expense increased $22 million over the first six months of 1999 due to new operating lease business.

  General, operating and administrative expenses increased $2 million during the first six months of 2000 as compared to the same period last year. This increase is primarily due to staff-related expenses and other expenses incurred due to the larger portfolio and geographical expansion.

  The provision for credit losses decreased $7 million over the first six months of 1999. The decrease is primarily attributable to our valuation and assessment of the portfolio and the adequacy of our allowance for credit losses.

PROFIT
  Profit for the first six months of 2000 was $72 million, a $6 million increase from the first six months of 1999.

PORTFOLIO
   During the first six months of 2000, we financed new retail business transactions totaling $2,750 million as compared to $2,865 million during the first six months of 1999. Increases in Europe were more than offset by decreases in North America and Latin America. The decrease in North America is primarily due to lower sales of Caterpillar equipment to end users.

ALLOWANCE FOR CREDIT LOSSES
  The following table shows activity related to the Allowance for Credit Losses for the six months ended:
                                         June 30,       June 30,
                                             2000           1999
Balance at beginning of year                $ 134          $ 111
Provision for credit losses                    30             37
Receivables written off, net of recoveries    (16)            (8)
Foreign currency translation adjustment        (4)            (2)
                                            $ 144          $ 138

CAPITAL RESOURCES AND LIQUIDITY

  Operations for the first half of 2000 were funded with a combination of bank borrowings, commercial paper, medium-term notes and retained earnings.

At June 30, 2000, we had the following credit lines available:
Two syndicated revolving credit lines.  Two revolving credit lines, used to support our commercial paper and commercial paper
 guarantees totaling $2,900 million, are shared with Caterpillar under the following allocation:
                                         Five-year    364-day
                                         Facility    Facility    Total
 Caterpillar                             $   187    $   113     $   300
 Caterpillar Financial Services Corp.      1,688        912       2,600
 Total                                   $ 1,875    $ 1,025     $ 2,900
  The five-year facility expires on Oct. 5, 2002; the 364-day facility expires on Sept. 28, 2000.

 At June 30, 2000, there were no borrowings under these lines.

European revolving credit line. This $1.0 billion credit line, which expires May 1, 2003, supports our Euro-commercial paper and certificate of deposit program. Under this program, commercial paper and certificates of deposit are issued by us, or by our Irish subsidiaries with our guarantee. At June 30, 2000, there were no borrowings under this credit line.

Short-term credit lines from banks. These credit lines total $509 million and will be eligible for renewal at various dates throughout 2000. They are used for bank borrowings and as support for our outstanding commercial paper and commercial paper guarantees. At June 30, 2000, we had $56 million outstanding against these credit lines.

Variable amount lending agreements with Caterpillar. Under these agreements, we may borrow up to $830 million from Caterpillar, and Caterpillar may borrow up to $670 million from us. The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days' notice.
 We had notes payable of $503 million and notes receivable of $432 million outstanding at June 30, 2000 and notes payable of $311 million and notes receivable of $333 million at December 31, 1999.

Total outstanding borrowings. At June 30, 2000, total outstanding borrowings $11,962 million, an increase of $1,166 million over December 31, 1999. Outstanding borrowings primarily include:

  $8,359 million of medium-term notes
  $2,877 million of commercial paper
  $  503 million of notes payable to Caterpillar
  $   56 million of bank borrowings

  Our debt-to-equity ratio at June 30, 2000 was 8.4 to 1 as compared to 7.8 to 1 at December 31, 1999.

DERIVATIVES

  We use interest rate derivative financial instruments and currency derivative financial instruments to manage interest rate and foreign currency exchange risks that we may encounter as a part of our normal business. We do not use these instruments for trading purposes.

Interest rate derivatives. We use interest rate swap agreements to manage the risk of changes in interest rates, allowing us to gain competitive and economic advantages by minimizing funding costs regardless of the direction interest rates move. At June 30, 2000, we had interest rate swap contracts outstanding with notional amounts totaling $3,144 million and terms up to fifteen years. These contracts change:

  $2,576 million of floating rate debt to fixed rate debt
  $  568 million of fixed rate debt to floating rate debt

Foreign currency derivatives. We use foreign exchange contracts to minimize potential risk of fluctuating exchange rates. These contracts have terms that generally range up to three months. At June 30, 2000, we had foreign exchange contracts totaling $1,706 million, $2 million of which were with Caterpillar. They hedge foreign currency denominated receivables and debt of international subsidiaries.


                PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

Exhibit No.    Description
12             Statement setting forth computation of Ratio of
               Profit to Fixed Charges.

27             Financial Data Schedule

 (b)  Reports on Form 8-K
     On June 1, 2000, in connection with our Registration
   Statement (Form S-3), Registration No. 333-35460, we filed a
   Form 8-K containing the opinion of Orrick, Herrington &
   Sutcliffe LLP, as to certain tax matters.



                         Signatures



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



         Caterpillar Financial Services Corporation
                        (Registrant)






Date:  July 21, 2000           By:       /s/K.C. Springer
                                   K.C. Springer,Controller and
                                   Principal Accounting Officer





Date:  July 21, 2000           By:       /s/J.S. Beard
                                   J.S. Beard, President