Form 10-Q
period 2000-09-30
CATERPILLAR FINANCIAL SERVICES CORP
filed 2000-10-20
CIK 764764

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934
For the quarterly period ended           September 30, 2000

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

    At September 30, 2000 one share of common stock of the Registrant was outstanding.
             HIGHLIGHTS:  THIRD QUARTER 2000 VS. THIRD QUARTER 1999

Revenues for the third quarter of 2000 were a record $378 million, an increase of $75 million or 25 percent compared with the same period last year.

Profit after tax was a record $43 million, a $6 million or 16 percent increase from third-quarter 1999.

New retail financing business for the third-quarter of 2000 was $1,287 million, a decrease of $82 million or 6 percent from third-quarter 1999.

Past dues over 30 days are 3.8 percent compared with 2.5 percent at the end of the same period one year ago.

"We are pleased with our record results," said James S. Beard, vice president of Caterpillar Inc. and president of Caterpillar Financial Services Corporation. "However, we continue to work hard to improve our services and responsiveness through innovative technologies and process improvements."






                   Caterpillar Financial Services Corporation
               Form 10-Q for the Quarter Ended September 30, 2000

                                      Index
PART I.  FINANCIAL INFORMATION                             Page
                                                           No.
Item 1.  Financial Statements (Unaudited)
Consolidated Statement of Financial Position               4
Consolidated Results of Operations                         5
Consolidated Statement of Changes in Equity                6
Consolidated Statement of Cash Flows                       7
Item 2.  Management's Discussion and Analysis of Results of
Operations and Financial Condition                         8-12

PART II.  OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K                  14
Signatures                                                 15






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

                  Consolidated Statement of Financial Position
                                   (Unaudited)
                              (Millions of Dollars)

                                            September   December    September
                                               30,         31,         30,
                                              2000        1999        1999
Assets:
  Cash and cash equivalents                 $      60     $    85    $     52
  Finance receivables
    Retail notes receivable                     2,791       2,657       2,481
    Wholesale notes receivable                  2,596       1,983       2,366
    Notes receivable from Caterpillar Inc.        376         333         226
    Finance lease receivables                   7,517       7,225       6,961
                                               13,280      12,198      12,034
    Less:  Unearned income                      1,086         971         934
           Allowance for credit losses            148         134         144
                                               12,046      11,093      10,956

  Equipment on operating leases,
    less accumulated depreciation               1,054         870         787
  Deferred income taxes                            11           9           9
  Other assets                                    396         437         361
Total assets                                  $13,567     $12,494     $12,165


Liabilities and stockholder's equity:
  Payable to dealers and others              $    101     $   127    $    119
  Payable to Caterpillar Inc. - Other               9           7           6
  Accrued interest payable                        139          94         127
  Income taxes payable                             22           9          14
  Other liabilities                                41          28          26
  Payable to Caterpillar Inc. - Borrowings        306         311         214
  Short-term borrowings                         2,627       2,963       2,090
  Current maturities of long-term debt          2,703       2,937       2,885
  Long-term debt                                6,127       4,585       5,284
  Deferred income taxes                            57          48          34
Total liabilities                              12,132      11,109      10,799

  Common stock - $1 par value
    Authorized:  2,000 shares
    Issued and outstanding:  One share            745         745         745
  Retained Earnings                               798         683         658
  Accumulated other comprehensive income        (108)        (43)        (37)
Total stockholder's equity                      1,435       1,385       1,366

Total liabilities and stockholder's equity    $13,567     $12,494     $12,165
                   Caterpillar Financial Services Corporation

                       Consolidated Results of Operations
                                   (Unaudited)
                              (Millions of Dollars)

                               Three Months Ended     Nine months Ended
                              September  September   September  September
                                 30,        30,         30,        30,
                                2000       1999        2000       1999
Revenues:
  Retail notes                    $  62      $  52      $  177    $   145
  Wholesale notes                    68         47         168        127
  Finance lease                     142        121         407        364
  Rental                             80         62         225        182
  Other                              26         21          68         62
        Total revenues              378        303       1,045        880

Expenses:
  Interest                          197        144         535        416
  Depreciation                       62         49         177        142
  General, operating and
administrative                       39         38         112        109
  Provision for credit losses        13         13          43         50
  Other expense                       1          1           2          1
        Total expenses              312        245         869        718

Profit before income taxes           66         58         176        162

Provision for income taxes           23         21          61         58
       Net profit                 $  43      $  37      $  115     $  104


                   Caterpillar Financial Services Corporation

                   Consolidated Statement Of Changes in Equity
                                   (Unaudited)
                              (Millions of Dollars)


Nine Months Ended
                                        September 30,  September 30,
                                            2000            1999

Retained earnings:
  Balance at January 1                  $ 683            $ 554
     Net profit                            115   $115      104   $104
  Balance at September 30                  798             658

Accumulated other comprehensive income:
  Balance at January 1                    (43)            (28)
     Foreign currency translation adj.    (65)   (65)      (9)    (9)
  Comprehensive income                            $50             $95
  Balance at September 30                (108)            (37)

Paid-in capital:
  Balance at January 1                     745             675
      Equity capital from Caterpillar        -              70
  Balance at September 30                  745             745


Total equity                            $1,435          $1,366

                   Caterpillar Financial Services Corporation

                      Consolidated Statement of Cash Flows
                                   (Unaudited)
                              (Millions of Dollars)
                                                  Nine months Ended
                                                September   September
                                                   30,         30,
                                                   2000        1999
Cash flows from operating activities:
  Net profit                                      $    115    $    104
  Adjustments for non-cash items:
    Depreciation                                       177         142
    Provision for credit losses                         42          50
    Other                                               24         (9)
  Change in assets and liabilities:
    Receivables from customers and others            (120)        (71)
    Deferred income taxes                                9           2
    Payable to dealers and others                     (23)           7
    Accrued interest payable                            45          42
    Income taxes payable                                14        (93)
    Other, net                                          13         (3)
      Net cash provided by operating activities        296         171

Cash flows from investing activities:
  Additions to property and equipment                (480)       (298)
  Disposals of equipment                               144         132
  Additions to finance receivables                (11,889)    (11,990)
  Collections of finance receivables                 9,174      10,029
  Proceeds from sales of receivables                 1,510         921
  Notes receivable from Caterpillar Inc.              (43)          21
  Other, net                                             -           1
      Net cash used for investing activities       (1,584)     (1,184)

Cash flows from financing activities:
  Additional paid-in capital                             -          70
  Payable to Caterpillar Inc. - borrowings              19          52
  Proceeds from long-term debt                       3,612       3,477
  Payments on long-term debt                       (2,255)     (1,544)
  Short-term borrowings, net                         (113)     (1,035)
      Net cash provided by financing activities      1,263       1,020

Effect of exchange rate changes on cash and
cash equivalents                                         -         (4)

Net change in cash and cash equivalents               (25)           3

Cash and cash equivalents at beginning of               85          49
period

Cash and cash equivalents at end of period         $    60     $    52

Cash paid for interest                              $  491      $  361
Cash paid for income taxes                          $   41       $  21
NOTES TO FINANCIAL STATEMENTS

A.  Supplemental segment data for the three months ended September 30,

2000                                   North          Diversified
                                     America  Europe     Services      Total
Revenue from external customers    $  257      69           52    $   378
Inter-segment revenue              $   10       1            -    $    11
Net profit                         $   36       4            3    $    43
Assets                             $9,550   3,209        2,270    $15,029

1999                                  North          Diversified
                                    America  Europe     Services      Total
Revenue from external customers    $  194      59           50     $  303
Inter-segment revenue              $   17       1            -     $   18
Net profit                         $   28       6            3     $   37
Assets                             $9,360   2,736        2,127    $14,223

  Supplemental segment data for the nine months ended September 30,
2000                                   North          Diversified
                                     America  Europe     Services       Total
Revenue from external customers      $  691     196          158     $ 1,045
Inter-segment revenue                $   33       2            -     $    35
Net profit                           $   92      13           10     $   115

1999                                   North          Diversified
                                     America  Europe     Services       Total
Revenue from external customers      $  575     165          140     $   880
Inter-segment revenue                $   33       2            -     $    35
Net profit                           $   82      14            8     $   104

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

B.   New accounting standard
  In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in fair value are to be recorded in current earnings or other comprehensive income depending on the purpose and characteristics of the derivative.

  SFAS 137 deferred implementation of SFAS 133 until January 1, 2001. The impact SFAS 133 will have on our financial statements is dependent on market conditions, changes in our derivative portfolio and additional guidance to be issued by the FASB among other factors. Based upon current conditions and our current portfolio, implementation of this standard will not have a material impact on our financial statements.

 Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
THREE MONTHS ENDED SEPTEMBER 30, 1999 VS. THREE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES
  Total revenues for the third quarter of 2000 were a record $378 million. The increase of $75 million over the same period last year was primarily the result of continued portfolio growth and a higher yield on contracts.

  The annualized interest rate on finance receivables was 9.10% for the third quarter of 2000 compared with 8.03% for the third quarter of 1999. The tax benefits of governmental lease purchase contracts and tax-oriented leases are not included in these annualized interest rates.

  Other revenue of $26 million for the third quarter of 2000, an increase of $5 million from the same period last year, included:

Increases of:  Interest income from Caterpillar               $5 million
               Gain on sale of receivables                    $3 million
               Gain on sale of equipment returned from lease  $2 million
Decreases of:  Securitization related revenue                 $5 million


EXPENSES
  Interest expense for the third quarter of 2000 increased $53 million over the same period last year. This increase was primarily the result of increased borrowings and a higher borrowing rate. The average interest rate on borrowed funds was 6.57% for the third quarter of 2000 as compared to 5.28% for the third quarter of 1999.

  Depreciation expense increased $13 million over the third quarter of 1999 due to new operating lease business.

  General, operating and administrative expenses increased $1 million during the third quarter of 2000 as compared to the same period last year. Employment increased by 65 from last year's third quarter to 992 employees at September 30, 2000.

  The provision for credit losses was the same for both the third quarter of 1999 and the third quarter of 2000.

NET PROFIT
  Net profit for the third quarter of 2000 was a record $43 million. The $6 million increase from the third quarter of 1999 is primarily the result of a larger portfolio and gains on sale of receivables.


PORTFOLIO
  The portfolio was $13,176 million at September 30, 2000, an increase of $1,380 million over the same period last year.

  During the third quarter of 2000, we financed new retail business transactions totaling $1,287 million as compared to $1,369 million during the third quarter of 1999. The $82 million decline is principally related to lower Caterpillar sales in the United States and a lower average amount financed per unit in the United States and Europe.

  At September 30, 2000, we serviced $1,293 million in receivables sold to others, which consist of $750 million in wholesale receivables under revolving, asset-backed securitization agreements, $444 million of installment sale contracts and $99 million of finance leases.

  On January 1, 2000, Caterpillar Inc. replaced an inventory merchandising program for North American Caterpillar dealers with a new merchandising program. U.S. Accounts receivable generated from the old program were securitized under a $750 million, private-placement, revolving facility. The old securitization facility is being replaced with a new, similar facility for U.S. accounts receivable generated under the new merchandising program. During the third quarter of 2000, we sold $160 million into the new facility to maintain a combined balance of $750 million between the two securitization facilities.


ALLOWANCE FOR CREDIT LOSSES
  The following table shows activity related to the Allowance for Credit Losses for the three months ended:

                                                September      September
                                                 30, 2000       30, 1999
Balance at beginning of quarter                     $ 144          $ 138
Provision for credit losses                            13             13
Receivables written off, net of recoveries            (5)            (4)
Adjustment for sale of receivables                      -            (5)
Foreign currency translation adjustment               (4)              2
                                                    $ 148          $ 144

  Receivables that were past due over 30 days were 3.83% of the total receivables at September 30, 2000, as compared to 2.49% at September 30, 1999. The increase is primarily related to increased past due receivables in Latin America and the United States. Bad debt write-offs, net of recoveries, were $5 million for the quarter compared with $4 million for the same period one year
ago.   We will continue to monitor the allowance for credit losses to provide for an amount we believe is adequate, after considering the value of any collateral, to cover uncollectible receivables.



NINE MONTHS ENDED SEPTEMBER 30, 1999 VS. NINE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES
  Total revenues for the first nine months of 2000 were $1,045 million. The increase of $165 million over the same period last year was primarily the result of continued portfolio growth and a higher yield.

  The annualized interest rate on finance receivables was 8.74% for the first nine months of 2000 compared with 8.08% for the first nine months of 1999. The tax benefits of governmental lease purchase contracts and tax-oriented leases are not included in these annualized interest rates.

  Other revenue was $68 million for the first nine months of 2000, an increase of $6 million from the same period last year and included:

Increases of:  Gain on sale of receivables                    $10 million
               Interest income from Caterpillar               $ 9 million
               Gain on sale of equipment returned from lease  $ 2 million
Decreases of:  Securitization related revenue                 $16 million

EXPENSES
  Interest expense for the first nine months of 2000 increased $119 million over the same period last year. This increase was primarily the result of increased borrowings and a higher borrowing rate. The average interest rate on borrowed funds was 6.30% for the first nine months of 2000 as compared to 5.44% for the first nine months of 1999.

  Depreciation expense increased $35 million over the first nine months of 1999 due to new operating lease business.

  General, operating and administrative expenses increased $3 million during the first nine months of 2000 as compared to the same period last year. This increase is primarily due to staff-related expenses.

  The provision for credit losses decreased $7 million compared to the first nine months of 1999. The decrease is primarily attributable to our valuation and assessment of the portfolio and the adequacy of our allowance for credit losses.

NET PROFIT
  Net profit for the first nine months of 2000 was $115 million, an $11 million increase from the first nine months of 1999.

PORTFOLIO
   During the first nine months of 2000, we financed new retail business transactions totaling $4,037 million as compared to $4,233 million during the first nine months of 1999. The $196 million decline is principally related to lower Caterpillar sales in the United States and a lower average amount financed per unit in the United States and Europe.


ALLOWANCE FOR CREDIT LOSSES

  The following table shows activity related to the Allowance for Credit Losses for the nine months ended:

                                              September      September
                                               30, 2000       30, 1999
Balance at beginning of year                      $ 134          $ 111
Provision for credit losses                          43             50
Receivables written off, net of recoveries         (21)           (12)
Adjustments for sale of receivables                   -            (5)
Foreign currency translation adjustment             (8)              -
                                                  $ 148          $ 144


CAPITAL RESOURCES AND LIQUIDITY

  Operations for the first nine months of 2000 were funded with a combination of bank borrowings, commercial paper, medium-term notes, proceeds from the sale of receivables and retained earnings.

At September 30, 2000, we had the following credit lines available:
Two syndicated revolving credit lines. Two revolving credit lines, used to support our commercial paper and commercial paper guarantees totaling $3,250 million, are shared with Caterpillar under the following allocation:


                                         Five-year      364-day
                                          Facility     Facility        Total
 Caterpillar                                $  200       $  200       $  400
 Caterpillar Financial Services Corp.        1,740        1,110        2,850
 Total                                      $1,940       $1,310       $3,250
  The five-year facility expires on Oct. 5, 2002; the 364-day facility expires on Sept. 27, 2001.

 At September 30, 2000, there were no borrowings under these lines.

European revolving credit line.  This $1.0 billion credit line, which expires
 May 1, 2003, supports our Euro-commercial paper. Under this program, commercial paper is issued by our subsidiary, Caterpillar International Finance, Plc. with our guarantee, or by us. At September 30, 2000, there were no borrowings under this credit line.

Short-term credit lines from banks. These credit lines total $365 million and will be eligible for renewal at various dates throughout 2000. They are used for bank borrowings and as support for our outstanding commercial paper and commercial paper guarantees. At September 30, 2000, we had $74 million outstanding against these credit lines.

Variable amount lending agreements with Caterpillar. Under these agreements, we may borrow up to $824 million from Caterpillar, and Caterpillar may borrow up to $667 million from us. The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days' notice. We had notes payable of $306 million and notes receivable of $376 million outstanding at September 30, 2000.

Total outstanding borrowings. At September 30, 2000, total outstanding borrowings were $11,763 million, an increase of $967 million over December 31, 1999. Outstanding borrowings primarily include:

      $8,767 million of medium-term notes
      $2,430 million of commercial paper
      $  306 million of notes payable to Caterpillar
      $   74 million of bank borrowings

  Our debt-to-equity ratio at September 30, 2000 was 8.2 to 1 as compared to
7.8 to 1 at December 31, 1999.

DERIVATIVES

  We use interest rate derivative financial instruments and currency derivative financial instruments to manage interest rate and foreign currency exchange risks that we may encounter as a part of our normal business. We do not use these instruments for trading purposes.

Interest rate derivatives. We use interest rate swap agreements to manage the risk of changes in interest rates, allowing us to gain competitive and economic advantages by minimizing funding costs regardless of the direction interest rates move. At September 30, 2000, we had interest rate swap contracts outstanding with notional amounts totaling $3,096 million and terms up to fifteen years. These contracts change:

      $2,519 million of floating rate debt to fixed rate debt
      $  578 million of fixed rate debt to floating rate debt

Foreign currency derivatives. We use foreign exchange contracts to minimize potential risk of fluctuating exchange rates. These contracts have terms that generally range up to three months. At September 30, 2000, we had foreign exchange contracts totaling $1,504 million. They hedge foreign currency denominated receivables and debt of international subsidiaries.



                PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

Exhibit No.    Description
12             Statement setting forth computation of Ratio of
               Profit to Fixed Charges.

27             Financial Data Schedule

 (b)  Reports on Form 8-K

We filed an 8-K on September 8, 2000 relating to Registration Statement (Form S-
3), registration No. 333-35460.


                         Signatures



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Caterpillar Financial Services Corporation
 (Registrant)



Date:  October 20, 2000           By:       /s/K.C. Springer
                                  K.C. Springer, Controller and Principal
                                  Accounting Officer



Date:  October 20, 2000           By:       /s/J.S. Beard
                                  J.S. Beard, President