Form 10-K405
period 2000-12-31
CATERPILLAR FINANCIAL SERVICES CORP
filed 2001-03-09
CIK 764764

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2000 Commission File No. 0-13295

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

CATERPILLAR FINANCIAL SERVICES CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	37-1105865
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2120 West End Ave Nashville, Tennessee	37203-0001
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (615) 341-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Exchange
6.40% Notes due August 2001	New York Stock Exchange
8.95% Notes due March 2005	New York Stock Exchange
9.50% Notes due February 2007	New York Stock Exchange

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

At December 31, 2000, there was one share of common stock of the Registrant outstanding, which is owned by Caterpillar Inc.

The Registrant complies with the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format

Documents Incorporated by Reference: None

CONTENTS

Item 1. Business *

Item 2. Properties *

Item 3. Legal Proceedings *

Item 5. MArket for registrant's common Equity and related stockholder matters *

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations *

2000 COMPARED WITH 1999 *

1999 COMPARED WITH 1998 *

CAPITAL RESOURCES AND LIQUIDITY *

Item 7.A Quantitative and Qualitative Market Risk *

Item 8. Financial Statements and Supplementary Data *

Item 14. Exhibits, Financial Statement Schedules and reports on form 8-K *

Signatures *

REPORT OF INDEPENDENT ACCOUNTANTS *

CONSOLIDATED STATEMENT OF FINANCIAL POSITION *

CONSOLIDATED STATEMENT OF PROFIT *

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY *

CONSOLIDATED STATEMENT OF CASH FLOWS *

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS *

Note 1 - Summary Of Significant Accounting Policies *

Note 2 - Receivables And Allowance For Credit Losses *

Note 3 - Investment In Financing Leases *

Note 4 - Securitized Assets *

Note 5 - Equipment On Operating Leases *

Note 6 - Concentration Of Credit Risk *

Note 7 - Credit Lines *

Note 8 - Short-Term Borrowings *

Note 9 - Long-Term Borrowings *

Note 10 - Derivative Financial Instruments And Risk Management *

Note 11 - Commitments And Contingent Liabilities *

Note 12 - Income Taxes *

Note 13 - Fair Value Of Financial Instruments *

Note 14 - Transactions With Related Parties *

Note 15 - Leases *

Note 16 - Segment Information *

Note 17 - Selected Quarterly Financial Data (Unaudited) *

STATEMENT SETTING FORTH COMPUTATION OF RATIO OF PROFIT TO FIXED CHARGES *

CONSENT OF INDEPENDENT ACCOUNTANTS *

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

Retail financing plans include:

Finance receivables:

  Tax leases that are classified as either operating or finance leases for financial accounting purposes, depending on the characteristics of the lease. For tax purposes, we are considered the owner of the equipment (16%*).
  Finance (non-tax) leases where the lessee is considered the owner of the equipment during the term of the contract and that either require or allow the customer to purchase the equipment for a fixed price at the end of the term (20%*).
  Installment sale contracts which are equipment loans that enable customers to purchase equipment with a down payment or trade-in and structure payments over time (22%*).
  Governmental lease-purchase plans in the U.S. that offer low interest rates and flexible terms to qualified non-federal government agencies (1%*).

Retail notes receivable:

  Working capital loans that allow customers and dealers to use their Caterpillar equipment as collateral to obtain financing for other business needs (24%*).

Wholesale financing plans (17%*) include wholesale notes receivable:

  Inventory/rental programs which provide assistance to dealers by financing their inventory, rental fleets and rental facilities.
  Short-term dealer receivables we purchase from Caterpillar at a discount.

* indicates the percentage of total portfolio at December 31, 2000. For more information, please refer to Note 6 of Notes to Consolidated Financial Statements.

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

We provide financing only when acceptable criteria are met. Credit decisions are based on, among other things, the customer's credit history, financial strength and intended use of equipment. We typically maintain a security interest in retail financed equipment and require physical damage insurance coverage on financed equipment.

Our competitive position is improved by marketing programs, subsidized by Caterpillar and/or Caterpillar dealers, which allow us to offer below market interest rates. Under these programs, Caterpillar, or the dealer, subsidizes an amount at the outset of the transaction, which we then recognize as income over the term of the financing.

We also have agreements with Caterpillar, which are significant to our operation. These agreements provide for financial support, certain funding, employee benefits and corporate services among other things. For more information on these agreements please refer to Note 14 of Notes to Consolidated Financial Statements.

Item 2. Properties

Our principal executive offices are located in Nashville, Tennessee. We have 42 offices, of which, 7 are located in the United States, 20 are in Europe and 15 are in other countries. All offices are leased with the exception of one office in Mexico City, Mexico.

In our continued focus to provide world-class customer service, we created a Customer Business Center "CBC", located in our Nashville headquarters. This center serves U.S. customers and combines several areas of customer contact such as credit approval, billing, account modification, cash receipts and collections as well as other back office functions such as contract documentation, set-up, funding, adjustments and terminations. We believe this effort, which has combined services previously performed in several regional offices, will allow us to reduce operating costs, boost efficiency and continue delivering exceptional service to our customers. The CBC began limited operation in June 2000 and was in full operation by October 2000.

Item 3. Legal Proceedings

We are party to various legal proceedings. Although the outcomes of these proceedings cannot be predicted with certainty, we believe the final outcomes will not have a material adverse effect on our financial position or results of operations or cash flows.

Item 5. Market for registrant's common Equity and related stockholder matters

Our stock is not publicly traded. Caterpillar is the owner of our one outstanding share. We have not declared or paid any dividends on our common stock during 2000.

Part II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

2000 COMPARED WITH 1999

PORTFOLIO

The net portfolio balance was $13.38 billion at December 31, 2000, an increase of 11.4% or $1.37 billion over December 31, 1999.

We financed new retail business of $5.60 billion during 2000 as compared to $5.84 billion in 1999. The decline is principally related to lower Caterpillar sales in the United States and a lower average amount financed per unit in the United States and Europe.

At December 31, 2000, we serviced $1.16 billion in receivables sold to others, which consist of $710 million in wholesale receivables under revolving, asset-backed securitization agreements, $366 million of installment sale contracts and $81 million of finance leases.

On January 1, 2000, Caterpillar Inc. replaced an inventory merchandising program for North American Caterpillar dealers with a new merchandising program. U.S. accounts receivable generated from the old program were securitized under a $750 million, private-placement, revolving facility. The old securitization facility is being replaced with a new, similar facility for U.S. accounts receivable generated under the new merchandising program. During 2000, we sold $660 million into the new facility to end the year with a combined balance of $710 million between the two securitization facilities. While our initial intention was to maintain a balance of $750 million between the two facilities, lower than expected eligible accounts receivable caused us to fall below that amount at the end of December.

REVENUES

Total revenues for 2000 were a record $1.42 billion, an increase of $236 million over 1999, was primarily the result of a higher yield and larger portfolio.

The average interest rate on finance receivables was 8.88% for 2000 compared with 8.12% for 1999. This rate is computed by dividing finance income by the average finance receivable balance, net of unearned income. The tax benefits of governmental lease purchase contracts and tax-oriented leases are not included in these computed interest rates.

Other revenue included securitization-related revenue, fees and other miscellaneous revenue, and was $68 million for 2000, an increase of $2 million from 1999.

EXPENSES

Interest expense for 2000 increased $156 million over 1999. This increase was primarily the result of a higher borrowing rate and increased borrowings to support the larger portfolio. The average interest rate on borrowed funds was 6.35% for 2000 as compared to 5.57% for 1999.

Depreciation expense increased $43 million over 1999 primarily due to an increase in new equipment on operating leases.

General, operating and administrative expenses decreased slightly from $154 million during 1999 to $149 million during 2000. The decrease resulted from a number of events including items such as non-recurring costs incurred in 1999 for uncollected property and use taxes written off and lower legal and travel expenses in 2000. The number of full-time employees was 955 at December 31, 2000, an increase of 27 from 1999.

The provision for credit losses increased $2 million compared to 1999. Our allowance for credit losses is 1.32% of our net finance receivables, which is an increase from 1.19% in 1999.

The effective tax rate decreased from 36.9% in 1999 to 34.6% in 2000. This decrease was primarily related to state and federal refunds received during 2000 and foreign subsidiaries subject to lower statutory tax rates.

NET PROFIT

Net profit for 2000 was $159 million, a $31 million increase from 1999. This increase was primarily due to a high yield and larger portfolio as well as a lower effective tax rate.

PAST DUE RECEIVABLES

Receivables that were past due over 30 days were 3.6% of the total receivables at December 31, 2000 as compared to 2.8% at December 31, 1999. The increase was primarily related to past due receivables and slower economies in the United States and Europe. Bad debt write-offs, net of recoveries, were $28 million for 2000 compared with $31 million for 1999. We will continue to monitor the allowance for credit losses to provide for an amount we believe is adequate, after considering the value of any collateral, to cover uncollectible receivables. See Note 2 of Notes to Consolidated Financial Statements for information on the allowance for credit losses.

1999 COMPARED WITH 1998

PORTFOLIO

The net portfolio balance was $12.01 billion at December 31, 1999, an increase of 10.8% or $1.16 billion over December 31, 1998. We service an additional $1.66 billion in receivables for which we collect servicing fees.

We financed new retail business of $5.84 billion during 1999 as compared to $5.82 billion in 1998. Retail financing contributed $1.25 billion to the growth of our portfolio. This was slightly offset by a decrease in the short-term dealer receivables purchased from Caterpillar.

REVENUES

Total revenues for 1999 were a record $1.19 billion, an increase of $142 million over 1998, primarily the result of the larger portfolio.

The average interest rate on finance receivables was 8.12% for 1999 compared with 8.75% for 1998. This rate is computed by dividing finance income by the average finance receivable balance, net of unearned income. The tax benefits of governmental lease purchase contracts and tax-oriented leases are not included in these computed interest rates.

Other revenue was $66 million for 1999, a decrease of $5 million from 1998 which included:

Increases of:	$5 million miscellaneous fees and late charges
$2 million securitization related income
Decreases of:	$5 million gain on sale of receivables
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

The provision for credit losses decreased $10 million compared to 1998. The decrease is attributable to improved loss performance in 1999. Our allowance for credit losses is 1.19% of our net finance receivables, which is an increase from 1.05% in 1998 .

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

CAPITAL RESOURCES AND LIQUIDITY

Operations for 2000 were funded with a combination of bank borrowings, commercial paper, medium-term notes, sales of receivables and retained earnings.

Total outstanding debt at December 31, 2000 was $11.96 billion, an increase of $1.17 billion from 1999. This was primarily comprised of $8.31 billion of medium-term notes, $3.13 billion of commercial paper and $92 million of notes payable to banks.

At December 31, 2000, we had total credit lines of $5.05 billion that included $2.85 billion of revolving credit agreements shared with Caterpillar, a $1 billion European Revolving Credit Agreement, $825 million of variable amount lending agreements with Caterpillar and $379 million of short-term credit lines. These credit lines are with a number of banks and are considered support for our commercial paper, commercial paper guarantees and bank borrowings.

As an alternative funding source, we securitize assets. In this process, retail or wholesale finance receivables are sold to special purpose bankruptcy-remote subsidiaries. In 2000 we received proceeds of $660 million for wholesale finance receivables sold.

Caterpillar did not contribute any additional equity capital during 2000. Our debt-to-equity ratio at December 31, 2000 was 8.0 to 1 as compared to 7.8 to 1 at December 31, 1999.

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

Based on our sensitivity analysis, assuming no new fixed-rate assets were extended and no further action was taken to alter our current interest rate sensitivity, the impact of a 100 basis point rise in interest rates is an estimated $15 million increase to interest expense over the next 12 months compared to the estimated increase of $18 million reported last year. Although we believe this measure provides a meaningful estimate of our interest rate sensitivity, it does not adjust for other factors that impact our interest expense. Accordingly, no assurance can be given that actual results would be consistent with the results of our estimate. Our analysis does not necessarily represent our current outlook of future market interest rate movement.

Item 8. Financial Statements and Supplementary Data

Information required by Item 8 is included from pages 13 through 31.

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

Caterpillar Financial Services Corporation
(Registrant)

Dated: March 9, 2001	By:	/s/ Paul J. Gaeto
Paul J. Gaeto, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date	Signature	Title
March 9, 2001	/s/ James S. Beard	President, Director and Principal Executive Officer
James S. Beard
March 9, 2001	/s/ James R. English	Executive Vice President and Director
James R. English
March 9, 2001	/s/ James W. Owens	Director
James W. Owens
March 9, 2001	/s/ Kenneth C. Springer	Controller and Principal Accounting Officer
Kenneth C. Springer
March 9, 2001	/s/ Edward J. Scott	Treasurer and Principal Financial Officer
Edward J. Scott

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of
     Caterpillar Financial Services Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 8 present fairly, in all material respects, the financial position of Caterpillar Financial Services Corporation and its subsidiaries at December 31, 2000, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Nashville, Tennessee
January 18, 2001

CATERPILLAR FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

AT DECEMBER 31, (Dollars in Millions, except share data)

	2000	1999	1998
Assets:
Cash and cash equivalents	$ 101	$ 85	$ 49
Finance receivables (Notes 2 and 3):
Retail notes receivable	2,964	2,657	2,283
Wholesale notes receivable	2,316	1,983	2,110
Caterpillar notes receivable (Note 14)	390	333	246
Investment in finance receivables - Retail	7,659	7,225	6,351
Investment in finance receivables - Wholesale	122	-	-
	13,451	12,198	10,990
Less: Unearned income	1,129	971	852
Allowance for credit losses	163	134	111
	12,159	11,093	10,027
Equipment on operating leases,
less accumulated depreciation (Note 5)	1,148	870	716
Deferred income taxes (Note 12)	10	9	8
Other assets	387	437	335
Total assets	$13,805	$12,494	$11,135

Liabilities and stockholder's equity:
Payable to dealers and others	$ 89	$ 127	$ 113
Payable to Caterpillar - Borrowings (Note 14)	317	311	212
Accrued interest payable	104	94	85
Income taxes payable	7	9	106
Other liabilities	54	28	31
Payable to Caterpillar - Other (Note 14)	15	7	5
Short-term borrowings (Note 8)	3,334	2,963	3,113
Current maturities of long-term debt (Note 9)	2,558	2,937	2,179
Long-term debt (Note 9)	5,749	4,585	4,058
Deferred income taxes (Note 12)	81	48	32
Total liabilities	12,308	11,109	9,934

Commitments and contingent liabilities (Note 11)

Common stock - $1 par value
Authorized: 2,000 shares
Issued and outstanding: one share	745	745	675
Retained earnings	842	683	555
Accumulated other comprehensive income	(90)	(43)	(29)
Total stockholder's equity	1,497	1,385	1,201

Total liabilities and stockholder's equity	$13,805	$12,494	$11,135

See Notes to Consolidated Financial Statements

CATERPILLAR FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENT OF PROFIT

FOR THE YEARS ENDED DECEMBER 31, (Dollars in Millions)

	2000	1999	1998
Revenues:
Wholesale finance income	$ 256	$ 184	$ 151
Retail finance income	790	685	610
Rental income	310	253	214
Other income	68	66	71
Total revenues	1,424	1,188	1,046

Expenses:
Interest (Notes 8 and 9)	725	569	502
Depreciation	243	200	168
General, operating and administrative	149	154	125
Provision for credit losses	62	60	70
Other expense	2	2	2
Total expenses	1,181	985	867

Profit before income taxes	243	203	179

Provision for income taxes (Note 12)	84	75	67

Net profit	$ 159	$ 128	$ 112

See Notes to Consolidated Financial Statements

CATERPILLAR FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, (Dollars in Millions)

	2000		1999		1998
Retained earnings:
Balance at January 1,	$ 683		$ 555		$ 443
Net profit	159	$ 159	128	$128	112	$112
Balance at December 31,	842		683		555

Accumulated other comprehensive income:
Balance at January 1,	(43)		(29)		(27)
Foreign currency translation adjustment	(47)	(47)	(14)	(14)	(2)	(2)
Comprehensive income		$ 112		$ 114		$ 110
Balance at December 31,	(90)		(43)		(29)

Paid-in capital:
Balance at January 1,	745		675		395
Equity capital from Caterpillar	-		70		280
Balance at December 31,	745		745		675

Total equity	$1,497		$1,385		$1,201

See Notes to Consolidated Financial Statements

CATERPILLAR FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, (Dollars in Millions)

	2000	1999	1998
Cash flows from operating activities:
Net profit	$ 159	$ 128	$112
Adjustments for non-cash items:
Depreciation	243	200	168
Provision for credit losses	62	60	70
Other	49	(9)	(29)
Changes in assets and liabilities:
Receivables from customers and others	(183)	(164)	(157)
Deferred income taxes	34	17	(11)
Payable to dealers and others	(35)	14	28
Payable to Caterpillar - other	6	3	-
Accrued interest payable	10	9	38
Income taxes payable	(1)	(97)	25
Other, net	25	8	(3)
Net cash provided by operating activities	369	169	241

Cash flows from investing activities:
Additions to property and equipment	(669)	(490)	(343)
Disposals of equipment	233	186	124
Additions to finance receivables	(15,818)	(15,798)	(14,962)
Collections of finance receivables	12,998	13,323	9,958
Proceeds from sales of receivables	1,581	1,324	1,706
Notes receivable from Caterpillar	6	(87)	(243)
Other, net	(2)	4	(4)
Net cash used for investing activities	(1,671)	(1,538)	(3,764)

Cash flows from financing activities:
Capital contribution	-	70	280
Borrowings from Caterpillar	24	100	(29)
Proceeds from long-term debt	3,748	3,464	3,962
Payments on long-term debt	(2,948)	(2,179)	(1,088)
Short-term borrowings, net	499	(56)	411
Net cash provided by financing activities	1,323	1,399	3,536

Effect of exchange rate changes on cash	(5)	6	(5)

Net change in cash and cash equivalents	16	36	8

Cash and cash equivalents at beginning of year	85	49	41

Cash and cash equivalents at end of year	$ 101	$ 85	$ 49

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

The financial statements include the accounts of Caterpillar Financial Services Corporation and its subsidiaries. Investments in companies that are owned 50% or less are accounted for by the equity method. All material intercompany balances have been eliminated. Certain amounts for prior periods have been reclassified to conform to the 2000 presentation.

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

C. Depreciation

Depreciation for equipment on operating leases is recognized using the straight-line method over the lease term, typically one to seven years. The depreciable basis is the original cost of the equipment less the estimated residual value of the equipment at the end of the lease term.

D. Amortization

Debt issuance costs are capitalized and amortized to interest expense over the term of the debt issue.

E. Derivative financial instruments

We use interest rate and currency derivative financial instruments to manage risks encountered through the normal course of business. We do not use any of these instruments for speculative purposes. Please refer to Note 10 for more information on derivative instruments, including the methods used to account for them.

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

I. Use of estimates in the preparation of financial statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts. Examples include accruals for income taxes and the allowance for credit losses. Actual results may differ from these estimates.
  Sold receivables

When finance receivables are sold, we retain interest in the securitized receivables in the form of interest-only strips, servicing rights, cash reserve accounts and subordinated certificates. Gains or losses on the sale are dependent upon the purchase price being allocated between the carrying value of the receivables sold and the retained interests based upon their relative fair value. We estimate fair value based upon the present value of future expected cash flows using key assumptions for credit losses, prepayment speeds, forward yield curves and discount rates.

K. New accounting standards

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires that an entity measure all derivatives at fair value and record them in the statement of financial position. Changes in fair value are to be recorded each period in current earnings or other comprehensive income depending on the purpose and characteristics of the derivative.

SFAS 137, issued in June 1999, deferred implementation of SFAS 133 until January 1, 2001. We will adopt these new standards effective January 1, 2001. The impact SFAS 133 will have on our financial statements is dependent on market conditions, changes in our derivative portfolio and additional guidance to be issued by the FASB, among other factors. Based upon current conditions and our current portfolio, implementation of this standard would cause an $14 increase in other comprehensive income and a decrease in net profit of less than $1.

In 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The standard revises FASB Statement No. 125 and requires additional disclosure. Related disclosure is presented in this filing. Other guidance in SFAS No. 140 will be implemented in future securitizations.

Note 2 - Receivables And Allowance For Credit Losses

The contractual maturities of outstanding receivables at December 31, 2000 were:

Amounts due in	Installment Contracts	Finance Leases	Notes	Total

2001	$1,231	$1,346	$3,304	$5,881
2002	1,107	991	749	2,847
2003	644	626	557	1,827
2004	249	293	315	857
2005	66	92	207	365
Thereafter	11	129	538	678
	3,308	3,477	5,670	12,455
Residual value		996		996
Less: Unearned Income	375	573	181	1,129

Total	$2,933	$3,900	$5,489	$12,322

Receivables generally may be repaid or refinanced without penalty prior to contractual maturity. We also sell receivables. Accordingly, this presentation should not be regarded as a forecast of future cash collections.

At December 31, 2000, we serviced $1,157 million of sold receivables which consisted of $710 in wholesale receivables under revolving asset-backed securitization agreements, $366 of installment sale contracts and $81 of finance leases. These receivables are not available to pay our creditors.

Impaired loans or finance leases

A loan or finance lease is considered impaired when the investment in the contract or equipment exceeds the expected proceeds, including disposition of underlying collateral if applicable.

	2000	1999	1998
Total investment in impaired loans/finance leases at December 31,	$265	$ 95	$ 61
Less: Fair value of underlying collateral	198	41	35
Potential loss on impaired loans/finance leases	$ 67	$ 54	$ 26

Average investment in impaired loans/finance leases	$144	$ 106	$ 73

Allowance for credit losses activity for the year ended December 31,

	2000	1999	1998
Balance at beginning of year	$ 134	$ 111	$ 84
Provision for credit losses	62	60	70
Receivables written off, net of recoveries	(28)	(31)	(38)
Adjustment related to sale of finance receivables	-	(5)	(5)
Foreign currency translation adjustment	(5)	(1)	-

Balance at end of year	$163	$134	$111

Note 3 - Investment In Financing Leases

The components of net investment in financing leases at December 31, were as follows:

	2000	1999	1998
Total minimum lease payments receivable	$3,477	$3,493	$3,161
Estimated residual value of leased assets:
Guaranteed	283	261	229
Unguaranteed	713	718	667
	4,473	4,472	4,057
Less: Unearned Income	573	596	529

Net investment in financing leases	$3,900	$3,876	$3,528

Note 4 - Securitized Assets

We purchase Caterpillar North American dealer receivables at a discount. We then sell a portion of these receivables into private-placement, revolving securitization facilities. We service the dealer receivables, which are held in a securitization trust, and receive an annual servicing fee of 1% of the average outstanding principal balance. During 2000, a pretax gain on sale of dealer receivables of $23 was recognized. Significant assumptions used to estimate the fair value of dealer receivables sold in 2000 include a 9.2% discount rate, a 4 month weighted average maturity, a prepayment rate of 0% and expected credit losses of 0%.

During 2000, we serviced finance receivables in the form of installment sale contracts and finance lease contracts, which we securitized in 1999, 1998 and 1997. We receive an annual servicing fee of 1% of the average outstanding principal balance. As of December 31, 2000, the subordinated retained interests in these securitizations totaled $61. Key assumptions used to initially determine the fair value of the retained interests included cash flow discount rates on subordinate tranches of 6.27% - 6.90%, a cash flow discount rate on other retained interests of 13.61%, a weighted average maturity of 42 months, average prepayment rates of 14% - 24% and expected credit losses of .48% - .55%.

The investors and the securitization trusts have no recourse to other assets for failure of debtors to pay when due.

Cash flows in 2000 related to securitizations consisted of:

	Dealer Receivables	Finance Receivables
Proceeds from initial sales of receivables	$ 660	$ -
Proceeds from subsequent sales of receivables into revolving facility	$7,109	$ -
Servicing fees received	$ 4	$ 8
Other cash flows	$ -	$ 7

Characteristics of the dealer receivables and finance receivables securitizations as of and for the year ended December 31, 2000 were:

	Dealer Receivables	Finance Receivables
Principal balance at year end	$ 710	$ 452
Average balance during 2000	$ 537	$ 631
Loans > 30 days past due at year end	$ -	$ 2
Net credit losses during the year	$ -	$ 3
Weighted average maturity (in months) at year end	3	16

To estimate the impact on our income of changes to the key economic assumptions used to estimate the fair value of residual cash flows in retained interests, we use a software application that computes a "shocked" fair value of retained interests. The difference between the current fair value and the "shocked" fair value is an estimate of our sensitivity to a change in the assumption. We determine the "shocked" fair value by applying 10 percent and 20 percent adverse changes to individual assumptions used to calculate the fair value at December 31, 2000. This estimate does not adjust for other variations that may occur should one of the assumptions actually change. Accordingly, no assurance can be given that actual results would be consistent with the results of our estimate. At December 31, 2000, key economic assumptions used to determine the current fair value of residual cash flows in retained interests were a prepayment rate of 14%, expected credit losses of .48%, cash flow discount rates on subordinate traunches of 6.27%-6.90% and a cash flow discount rate on other retained interests of 13.61%. The impact of 10% and 20% adverse changes in those assumptions had no material effect on the fair value of retained interests.

Note 5 - Equipment On Operating Leases

Components of equipment on operating leases, less accumulated depreciation, at December 31, were as follows:

	2000	1999	1998
Equipment on operating leases, at cost	$1,611	$1,260	$1,040
Less: Accumulated depreciation	463	390	324

Equipment on operating leases, net	$1,148	$ 870	$ 716

At December 31, 2000, scheduled minimum rental payments for operating leases were as follows:

2001	2002	2003	2004	2005	Thereafter	Total
$279	$223	$139	$68	$27	$13	$749

Note 6 - Concentration Of Credit Risk

Our receivables are primarily comprised of receivables under installment sale contracts, receivables arising from leasing transactions and notes receivable. Percentages of the total value of our portfolio represented by each financing plan at December 31, were as follows:

	2000	1999	1998
Retail Financing:
Finance (non-tax) leases	20%	23%	23%
Installment sale contracts	22%	21%	20%
Tax leases	16%	16%	15%
Customer loans	16%	16%	15%
Dealer loans	8%	6%	6%
Government lease-purchase contracts	1%	1%	2%
Wholesale Financing	17%	17%	19%

Receivables from customers in construction-related industries made up approximately one-third of total finance receivables at December 31, 2000, 1999 and 1998. No single customer or dealer represents a significant concentration of credit risk. We typically maintain a security interest in retail financed equipment and require physical damage insurance coverage on all financed equipment. For information concerning business segments see Note 16.

Note 7 - Credit Lines

At December 31, 2000, we had the following credit lines available:

Two syndicated revolving credit lines. Two revolving credit lines, used to support our commercial paper and commercial paper guarantees totaling $3,250, are shared with Caterpillar under the following allocation:

	Five-year	364-day
	Facility	Facility	Total
Caterpillar	$ 200	$ 200	$ 400
Caterpillar Financial Services Corp.	1,740	1,110	2,850
Total	$1,940	$1,310	$3,250

The five-year facility expires on Oct. 5, 2002; the 364-day facility expires on Sept. 27, 2001.

At December 31, 2000, there were no borrowings under these lines.

European revolving credit line. This $1,000 credit line, which expires on May 1, 2003, supports our Euro commercial paper program. Under this program, commercial paper is issued by Caterpillar International Finance, plc., our Irish subsidiary, with our guarantee. At December 31, 2000, there were no borrowings under this credit line.

Short-term credit lines from banks. These credit lines total $379 and will be eligible for renewal at various dates throughout 2001. They are used for bank borrowings and as support for our outstanding commercial paper and commercial paper guarantees. We had $92 outstanding against these credit lines at December 31, 2000.

Variable amount lending agreements with Caterpillar. Under these agreements, we may borrow up to $825 from Caterpillar, and Caterpillar may borrow up to $668 from us. The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days' notice. We had borrowings of $317 and loans receivable of $390 outstanding at December 31, 2000. Please refer to Note 14 for more information concerning activity under these lines.

The revolving credit facilities require us to maintain a consolidated ratio of profit before taxes plus fixed charges to fixed charges at no less than 1.15 to 1 for each quarter; total debt to total stockholder's equity, as defined by agreement, may not exceed 8.0 to 1 at year-end (8.5 to 1 moving six-month average at other than year-end); and tangible net worth must be at least $20. At December 31, 2000, we were in compliance with these requirements.

Note 8 - Short-Term Borrowings

Short-term borrowings outstanding at December 31 were comprised of the following:

	2000		1999		1998
	Balance	Avg. Rate	Balance	Avg. Rate	Balance	Avg. Rate

Commercial paper, net	$3,132	5.9%	$2,778	5.5%	$2,850	5.2%
Payable to banks, net	92	7.1%	88	5.8%	189	4.8%
Other	110	6.8%	97	5.8%	74	5.2%
Total	$3,334		$2,963		$3,113

Additional information about our short-term debt is as follows for the years ended December 31,:

	2000	1999	1998
Average short-term borrowings	$2,952	$2,773	$2,875
Weighted average annual interest rate	6.2%	5.2%	5.3%
Cash paid for interest	$147	$148	$183

Note 9 - Long-Term Borrowings

During 2000, we issued $3,732 of medium-term notes, of which $1,230 were at fixed interest rates and $2,502 were at floating interest rates, primarily indexed to LIBOR. At December 31, 2000, the average weighted interest rate on outstanding medium-term notes was 6.73%, with remaining maturities ranging up to 15 years. Cash paid for interest on long-term debt in 2000, 1999 and 1998 was $527, $403 and $298, respectively.

Long-term debt outstanding at December 31, 2000 matures as follows:

2001	$2,558
2002	2,972
2003	1,661
2004	596
2005	304
Thereafter	216

Total	$8,307

Note 10 - Derivative Financial Instruments And Risk Management

We use interest rate derivative financial instruments and currency derivative financial instruments to manage interest rate and foreign currency exchange risks that we encounter as a part of our normal business. We do not use these instruments for trading purposes.

Interest rate derivatives

We use interest rate swap agreements to manage the risk of changes in interest rates. Under the terms of a swap agreement, we exchange with the counterparty the difference between two interest rates periodically over the life of the agreement. At December 31, 2000, we had interest rate swap contracts outstanding with notional amounts totaling $3,408 with terms up to fifteen years. These contracts effectively change:
    $2,810 of floating rate debt to fixed rate debt
    $ 598 of fixed rate debt to floating rate debt

Net interest on interest rate swap agreements is recorded as either Other assets or Accrued interest payable and recognized as an adjustment to Interest expense. Gains and losses on termination of these agreements are deferred and amortized over the remaining original life of the agreement, unless the underlying debt to which the agreement is designated is disposed of or the hedge is terminated because of a loss of correlation, in which case the gain or loss is recognized immediately in income. We did not incur any gains or losses on termination of these contracts during 2000.

Our current loss exposure on interest rate swaps related to credit risk is $9 at December 31, 2000. In addition, we may incur additional costs in replacing at current market rates any contracts for which a counterparty fails to perform. To reduce the risk of credit losses being incurred, we enter into contracts only with counterparties that have A- or better credit ratings and monitor the credit standing of the counterparties. We do not anticipate nonperformance by any of these counterparties.

Foreign currency derivatives

We use foreign exchange contracts to manage the risk of fluctuating exchange rates. These contracts have terms that generally range up to three months. At December 31, 2000, we had foreign exchange contracts totaling $1,177. They hedge foreign currency denominated receivables and debt of our international subsidiaries.

Deferred amounts relating to foreign exchange contracts are recorded as either Other assets or Other liabilities, and the premium/discount is recognized as an adjustment to Interest expense. Exchange gains/losses on these contracts are recorded in Other income.

Due to the long term nature of our net investments in foreign subsidiaries, we generally do not hedge the related currency exposure.

Note 11 - Commitments And Contingent Liabilities

We are contingently liable under guarantees of securities of certain parties, including Caterpillar. These guarantees have terms ranging up to two years and are secured by dealer assets or Caterpillar equipment. No loss has been experienced nor is any anticipated under these guarantees. The total guarantees and amounts outstanding at December 31, are as follows:

	2000	1999	1998
Guarantees with others	$ 335	$ 305	$179
Guarantees with Caterpillar	54	85	75
Total guarantees	$ 389	$ 390	$254

Outstanding with others	$ 210	$ 129	$ 88
Outstanding with Caterpillar	5	4	31
Total outstanding	$ 215	$ 133	$119

We are party to agreements in the normal course of business with selected customers and dealers in which we commit to provide a set dollar amount of financing on a pre-approved basis. We also provide lines of credit to selected customers and dealers, of which a portion remains unused as of December 31, 2000. Commitments and lines of credit generally have fixed expiration dates or other termination clauses. It has been our experience that not all commitments and lines of credit will be used. Management applies the same credit policies when making commitments and granting lines of credit as it does for any other financing. We do not require collateral for these commitments/lines, but if credit is extended, collateral may be required upon funding. The amount of the commitments and lines of credit outstanding as of December 31, 2000 was $2,391 compared to $1,886 at December 31, 1999 and $3,891 at December 31, 1998.

We are party to various litigation matters and claims, and, while the results cannot be predicted with certainty, management believes the final outcome of such matters and claims will not have a material adverse effect on our consolidated financial position.

Note 12 - Income Taxes

The components of the provision for income taxes were as follows for the years ended December 31,:

	2000	1999	1998
Current tax provision:
U.S. federal taxes	$ 38	$ 43	$ 54
Foreign taxes	12	13	18
U.S. state taxes	3	4	5
	53	60	77

Deferred tax provision (credit):
U.S. federal taxes	30	9	(7)
Foreign taxes	1	6	(3)
	31	15	(10)

Total provision for income taxes	$ 84	$ 75	$ 67

Cash paid for taxes	$ 53	$157	$ 52

Current tax provision is the amount of income taxes reported or expected to be reported on our tax returns. Under our tax sharing agreement with Caterpillar we have paid to, or received from Caterpillar, our allocated share of income taxes or credits to Caterpillar each quarter.

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

	2000	1999	1998
Deferred tax assets:
Allowance for credit losses	$ 45	$ 35	$ 30
Alternative fuel tax credit	-	-	1
Expected foreign tax credit	10	16	8
Net operating loss carryforwards	7	7	7
	62	58	46

Deferred tax liabilities - primarily depreciation	(126)	(90)	(63)
Valuation allowance for deferred tax assets	(7)	(7)	(7)
	(133)	(97)	(70)

Deferred taxes - net	$(71)	$(39)	$(24)

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

The provision for income taxes was different than would result from applying the U.S. statutory rate to Profit before income taxes for the years ended December 31, for the reasons set forth in the following reconciliation:

	2000	1999	1998
Taxes computed at U.S. statutory rates	$ 85	$ 71	$63
Increases (decreases) in taxes resulting from:
Finance income not subject to federal taxation	(4)	(3)	(4)
State income taxes, net of federal taxes	2	3	3
Subsidiaries' results subject to tax rates other than U.S. statutory rates	2	4	5
Other, net	(1)	-	-

Provision for income taxes	$ 84	$ 75	$67

The domestic and foreign components of Profit before income taxes for the years ended December 31, were as follows:

	2000	1999	1998
Domestic	$206	$163	$149
Foreign	37	40	30

Total	$243	$203	$179

The foreign component of Profit before income taxes is comprised of the profit of all consolidated subsidiaries located outside the United States

.

Note 13 - Fair Value Of Financial Instruments

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

Interest rate swaps - fair value is estimated based upon the amount we would receive or pay to terminate the agreements as of December 31.

Forward exchange contracts - carrying amount is a reasonable estimate of fair value.

The estimated fair values of financial instruments at December 31, are as follows:

	2000			1999	1998
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Finance receivables, net (excluding tax leases (1))	$ 10,694	$10,785	$ 9,740	$ 9,719	$ 8,916	$ 8,978

Long-term debt	$ (8,307)	$ (8,422)	$(7,522)	$(7,444)	$(6,237)	$(6,281)

Interest rate swaps:
In a net receivable position	$ 8	$ 27	$ 22	$ 29	$ 14	$ 19
In a net payable position	$ -	$ (25)	$ (1)	$ (7)	$ (2)	$ (24)

Forward exchange contracts:
In a net gain position	$ 12	$ 12	$ 70	$ 70	$ 21	$ 21
In a net loss position	$ (28)	$ (28)	$ (3)	$ (3)	$ (9)	$ (9)

  Excluded items have a net carrying value of $ 1,101 at December 31, 2000, $1,020 at December 31, 1999 and $865 at December 31, 1998.

Note 14 - Transactions With Related Parties

We have a Support Agreement with Caterpillar which provides that Caterpillar will remain, directly or indirectly, our sole owner, cause us to maintain a net worth of at least $20 and ensure that we maintain a ratio of earnings and interest expense (as defined) to interest expense of not less than 1.15 to 1. In 2000, Caterpillar did not make any capital contributions. Although this agreement can be modified or terminated by either party, any modification or termination which would adversely affect holders of our debt is required to be approved by holders of 66-2/3% of the aggregate outstanding debt. Caterpillar's obligation under this agreement is not directly enforceable by any of our creditors and does not constitute a guarantee of any of our obligations.

We have variable amount lending agreements with Caterpillar. Under these agreements, we may borrow up to $825 from Caterpillar, and Caterpillar may borrow up to $668 from us. The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days' notice. Information concerning these agreements is as follows:

	2000	1999	1998
Notes payable at December 31,	$317	$311	$212
Notes receivable at December 31,	$390	$333	$246
Interest paid	$ 23	$ 11	$ 6
Interest earned	$ 25	$ 13	$ 4

We were contingently liable under guarantees of securities of Caterpillar totaling $54 at December 31, 2000, $85 at December 31, 1999, and $75 at December 31, 1998. Of these guarantees, the amount outstanding was $5 at December 31, 2000, $4 at December 31, 1999, and $31 at December 31, 1998.

We enter into forward exchange contracts with Caterpillar to hedge our U.S. dollar denominated positions in Australia against currency fluctuations. These contracts have terms generally ranging up to three months. These contracts totaled $2 at December 31, 2000, $3 at December 31, 1999 and 1998.

We have agreements with Caterpillar to purchase, at a discount, certain receivables generated by sales of products to Caterpillar dealers. Information pertaining to these purchases is as below:

	2000	1999	1998
Purchases made	$7,769	$7,727	$6,622
Discounts earned	$ 173	$ 103	$ 89
Servicing fees paid	$ 2	$ 6	$ 5
Balance at December 31,	$1,436	$1,173	$1,389

Under this program, we use a portion of collections each week to purchase additional receivables. The effective interest rate on these receivables was 9.88% at December 31, 2000.

We participate in certain marketing programs sponsored by Caterpillar by providing financing to customers at rates below standard rates. Under these programs, Caterpillar subsidizes an amount at the outset of the transaction, which we then recognize as income over the term of the financing. During 2000, we billed $209 to Caterpillar relative to such programs, compared with $340 in 1999 and $221 in 1998.

Caterpillar provides us with certain operational and administrative support, which is integral to the conduct of our business. Our employees are covered by various benefit plans, including pension/post-retirement plans, administered by Caterpillar. We reimburse Caterpillar for these charges, which amounted to $7 during 2000 and 1999 and $6 during 1998. Other corporate services for which we reimburse Caterpillar amounted to $5 for the year ended December 31, 2000, $2 for the year ended December 31, 1999 and 2000 and $3 for the year ended December 31, 1998.

We provide administrative support and office space to certain Caterpillar subsidiaries. During 2000 we billed $6 to Caterpillar for these items.

We have a tax sharing agreement with Caterpillar under which we combine our tax position with Caterpillar's when appropriate. When we combine our tax positions under this agreement, we pay to or receive from Caterpillar our allocated share of income taxes or credits.

Note 15 - Leases

We lease certain offices and other property through operating leases. Rental expense is charged to operations as incurred. Total rental expense for operating leases was $17, $14 and $12 for 2000, 1999, and 1998, respectively. At December 31, 2000, minimum payments for operating leases having initial non-cancelable terms in excess of one year are:

2001	$12
2002	11
2003	10
2004	9
2005	9
Thereafter	75
Total	$126

Note 16 - Segment Information

Basis for segment information

We have three operating segments in which we offer primarily the same types of services (see Note 1). We account for transactions between segments in accordance with accounting principles generally accepted in the United States of America. We segregate information based on management responsibility:

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

2000	North America	Europe	Diversified Services	Total
Revenue from external customers	$ 949	267	208	$ 1,424
Inter-segment revenue	$ 45	3	-	$ 48
Net profit	$ 133	20	6	$ 159
Interest expense	$ 525	123	125	$ 773
Depreciation expense	$ 166	62	15	$ 243
Income tax expense	$ 67	12	5	$ 84
Assets	$ 9,693	3,361	2,090	$15,144
Expenditures for assets	$ 491	151	27	$ 669

1999	North America	Europe	Diversified Services	Total
Revenue from external customers	$ 771	228	189	$ 1,188
Inter-segment revenue	$ 51	1	-	$ 52
Net profit	$ 107	18	3	$ 128
Interest expense	$ 425	89	107	$ 621
Depreciation expense	$ 129	57	14	$ 200
Income tax expense	$ 61	11	3	$ 75
Assets	$9,236	2,968	2,317	$14,521
Expenditures for assets	$ 321	146	23	$ 490

1998	North America	Europe	Diversified Services	Total
Revenue from external customers	$ 675	197	174	$ 1,046
Inter-segment revenue	$ 26	4	-	$ 30
Net profit	$ 90	9	13	$ 112
Interest expense	$ 353	80	99	$ 532
Depreciation expense	$ 101	52	15	$ 168
Income tax expense	$ 50	7	10	$ 67
Assets	$7,956	2,454	1,989	$12,401
Expenditures for assets	$ 284	93	22	$ 399

Reconciliation:

Interest expense	2000	1999	1998
Interest expense from segments	$773	$621	$532
Inter-segment interest expense	(48)	(52)	(30)
Total interest expense	$725	$569	$502

Assets	2000	1999	1998
Assets from segments	$15,144	$14,521	$12,401
Investment in subsidiaries	(591)	(605)	(494)
Inter-segment balances	(748)	(1,422)	(772)
Total assets	$13,805	$12,494	$11,135

Inside and outside the United States:

Revenue	2000	1999	1998
Inside U.S.	$1,092	$ 849	$ 748
Outside U.S.	332	339	298
	$1,424	$1,188	$1,046

Property and Equipment, Net	2000	1999	1998
Inside U.S.	$795	$596	$485
Outside U.S.	393	306	249
	$1,188	$902	$734

Note 17 - Selected Quarterly Financial Data (Unaudited)

2000	First quarter	Second quarter	Third quarter	Fourth quarter
Total revenues	$320	$347	$378	$379
Profit before taxes	$ 59	$ 51	$ 66	$ 67
Net profit	$ 38	$ 34	$ 43	$ 44

1999
Total revenues	$283	$294	$303	$307
Profit before taxes	$ 55	$ 49	$ 58	$ 41
Net profit	$ 35	$ 31	$ 37	$ 25

1998
Total revenues	$222	$255	$283	$285
Profit before taxes	$ 37	$ 40	$ 57	$ 45
Net profit	$ 24	$ 26	$ 35	$ 27