Form 10-Q
period 2001-03-31
CATERPILLAR FINANCIAL SERVICES CORP
filed 2001-04-25
CIK 764764

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

Yes X No_____

At March 31, 2001 one share of common stock of the Registrant was outstanding.

HIGHLIGHTS: FIRST QUARTER 2001 VS. FIRST QUARTER 2000

Revenues for the first quarter of 2001 were a record $396 million, an increase of $71 million or 22 percent compared with the same period last year.

Profit after tax was a record $51 million, a $13 million or 34 percent increase from first quarter 2000.

New retail financing business was a first quarter record of $1.49 billion, an increase of $315 million or 27 percent from the same period last year.

Past dues over 30 days were 3.1 percent which is a slight increase from 2.9 percent at the end of the same period one year ago.

Write-offs net of recoveries were $10 million during the quarter compared with $3 million for the first quarter of 2000.

James S. Beard, vice president of Caterpillar Inc. and president of Cat Financial, said, "We are pleased to realize the increased profitability from our growing operations. Our portfolio health remains excellent despite the current economic uncertainties and the increase in write-offs."

Caterpillar Financial Services Corporation

Form 10-Q for the Quarter Ended March 31, 2001

PART I. FINANCIAL INFORMATION *

Item 1. Financial Statements *

Consolidated Statement Of Financial Position *

Consolidated Results of Operations *

Consolidated Statement Of Changes in Equity *

Consolidated Statement Of Cash Flows *

Notes to Consolidated Financial Statements (unaudited) *

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition *

PART II. OTHER INFORMATION *

Item 6. Exhibits and Reports on Form 8-K *

Signatures *

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

In addition to our accompanying unaudited consolidated financial statements, we suggest that you read our Annual Report on Form 10-K. Although not incorporated by reference in this document, additional information about us is available in our 2000 Annual Report and on our web page http://www.CAT.com. The documents mentioned above are available by writing to: Legal Dept., Caterpillar Financial Services Corp.; 2120 West End Ave.; Nashville, TN 37203.

Caterpillar Financial Services Corporation

Consolidated Statement Of Financial Position

(Unaudited)
(Millions of Dollars)
	March 31,	Dec. 31,	March 31,
	2001	2000	2000
Assets:
Cash and cash equivalents	$62	$101	$66
Finance receivables
Retail notes receivable	2,951	2,964	2,668
Wholesale notes receivable	2,656	2,316	2,197
Notes receivable from Caterpillar Inc.	459	390	321
Investment in finance receivables - Retail	7,711	7,659	7,183
Investment in finance receivables - Wholesale	116	122	44
	13,893	13,451	12,413
Less: Unearned income	1,129	1,129	1,008
Allowance for credit losses	160	163	141
	12,604	12,159	11,264
Equipment on operating leases,
less accumulated depreciation	1,182	1,148	900
Deferred income taxes	13	10	10
Other assets	699	387	375
Total assets	$14,560	$13,805	$12,615

Liabilities and stockholder's equity:
Payable to dealers and others	$82	$89	$88
Payable to Caterpillar Inc. - Other	18	15	10
Accrued interest payable	179	104	122
Income taxes payable	27	7	25
Other liabilities	25	54	24
Payable to Caterpillar Inc. - Borrowings	227	317	309
Short-term borrowings	3,810	3,334	2,997
Current maturities of long-term debt	2,706	2,558	2,798
Long-term debt	5,926	5,749	4,791
Deferred income taxes	73	81	49
Total liabilities	$13,073	$12,308	$11,213

Common stock - $1 par value
Authorized: 2,000 shares; issued and outstanding: one share	$745	$745	$745
Retained Earnings	893	842	721
Accumulated other comprehensive income	(151)	(90)	(64)
Total stockholder's equity	$1,487	$1,497	$1,402

Total liabilities and stockholder's equity	$14,560	$13,805	$12,615

See Notes to Consolidated Financial Statements (unaudited)

Caterpillar Financial Services Corporation

Consolidated Results of Operations

(Unaudited)
(Millions of Dollars)
Three Months Ended
	March 31,	March 31,
	2001	2000
Revenues:
Wholesale finance	$ 75	$ 48
Retail finance	213	186
Rental	91	70
Other	17	21
Total revenues	396	325

Expenses:
Interest	194	165
Depreciation on assets leased to others	69	54
General, operating, and administrative	42	36
Provision for credit losses	11	11
Other expense	1	-
Total expenses	317	266

Profit before income taxes	79	59

Provision for income taxes	28	21
Profit	$ 51	$ 38

See Notes to Consolidated Financial Statements (unaudited)

Caterpillar Financial Services Corporation

Consolidated Statement Of Changes in Equity

(Unaudited)
(Millions of Dollars)
Three Months Ended
	March 31,		March 31,
	2001		2000

Retained earnings:
Balance at January 1	$842		$683
Profit	51	$51	38	$38
Balance at March 31	$893		$721

Accumulated other comprehensive income:
Balance at January 1	$(90)		$(43)
Foreign currency translation adjustment	(37)	(37)	(21)	(21)
Gain/loss on derivative instruments	(25)	(25)	-
Gain/loss on derivative instruments Reclassed to earnings	1	1	-	-
Comprehensive income		$(10)		$17
Balance at March 31	$(151)		$(64)

Paid-in Capital:
Balance at January 1	$745		$745
Balance at March 31	$745		$745

Total equity	$1,487		$1,402

See Notes to Consolidated Financial Statements (unaudited)

Caterpillar Financial Services Corporation

Consolidated Statement Of Cash Flows

(Unaudited)
(Millions of Dollars)
Three Months Ended
	March 31,	March 31,
	2001	2000
Cash flows from operating activities:
Profit	$51	$38
Adjustments for non-cash items:
Depreciation	74	55
Provision for credit losses	11	11
Deferred income taxes	3	1
Other	22	2
Change in assets and liabilities:
Receivables from customers and others	(85)	25
Payable to dealers and others	1	(34)
Accrued interest payable	33	28
Income taxes payable	20	16
Other, net	(28)	(6)
Net cash provided by operating activities	102	136

Cash flows from investing activities:
Additions to property and equipment	(173)	(118)
Disposals of equipment	87	52
Additions to finance receivables	(4,561)	(3,587)
Collections of finance receivables	3,291	2,831
Proceeds from sales of receivables	717	464
Notes receivable from Caterpillar	(38)	12
Other, net	(281)	(1)
Net cash used for investing activities	(958)	(347)

Cash flows from financing activities:
Payable to Caterpillar Inc. - Borrowings	(77)	2
Proceeds from long-term debt	1,016	873
Payments on long-term debt	(699)	(797)
Short-term borrowings, net	579	106
Net cash provided by financing activities	819	184

Effect of exchange rate changes on cash	(2)	8

Net change in cash and cash equivalents	(39)	(19)
Cash and cash equivalents at beginning of year	101	85
Cash and cash equivalents at end of quarter	$ 62	$ 66

Cash paid for interest	$ 165	$ 138
Cash paid for income taxes	$ 3	$ 58

See Notes to Consolidated Financial Statements (unaudited)

Notes to Consolidated Financial Statements (unaudited)

A. Use of estimates in preparation of Financial Statements

We believe this information reflects all adjustments, including normal and recurring accruals, necessary to fairly present the consolidated statements of financial position, results of operations, changes in equity, and cash flows for the periods presented. Certain amounts for prior periods have been reclassified to conform to the 2001 presentation. The results for interim periods do not necessarily indicate the results we expect for the year.

B Supplemental segment data for the three months ended March 31,
2001	North America	Europe	Diversified Services	Total
Revenue from external customers	$265	78	53	$396
Inter-segment revenue	$16	1	-	$17
Net profit	$42	5	4	$51
Assets	$10,965	3,642	2,163	$16,770
2000	North America	Europe	Diversified Services	Total
Revenue from external customers	$206	68	51	$325
Inter-segment revenue	$12	1	-	$13
Net profit	$28	7	3	$38
Assets	$8,783	2,945	2,348	$14,076

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

Due to accounting differences in the presentation of supplemental segment data and our GAAP-basis external financial statements, total segment information may not equal amounts reflected in our GAAP financial statements.

C. Adoption of SFAS 133

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that an entity record all derivatives in the statement of financial position at their fair value. It also requires changes in fair value to be recorded each period in current earnings or other comprehensive income depending upon the purpose for using the derivative and/or its qualification, designation, and effectiveness as a hedging transaction. In June 2000, the FASB amended portions of SFAS 133 by issuing Statement of Financial Accounting Standards No. 138. We adopted these new standards effective January 1, 2001. At adoption the new accounting standards resulted in cumulative after tax reduction to net income of less than $1 million and a decrease in other comprehensive income of $11 million. The adoption also immaterially impacted both assets and liabilities recorded on the Consolidated Statement of Financial Position.

Derivative Instruments and Hedging Activities - Business Perspective

Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates and interest rates. Our "Risk Management Policy" (policy) allows for the use of derivative financial instruments to manage foreign currency exchange rate and interest rate exposure. Risk management practices, including the use of financial derivative instruments, are presented to the Audit Committee of the Caterpillar Board of Directors at least annually.

Foreign Currency Exchange Rate Risk

In managing foreign currency our objective is to minimize (offset) earnings volatility resulting from the remeasurement of net foreign currency balance sheet positions. Our policy allows the use of foreign currency forward contracts to offset the risk of currency mismatch between our receivable and debt portfolio. All such foreign currency forward contracts are undesignated. Gains on the undesignated contracts of $43 million were recorded in Other income for the quarter ended March 31, 2001 and were mostly offset by losses from remeasurement of our net foreign currency balance sheet position which is also recorded in Other income.

Due to the long term nature of our net investments in foreign subsidiaries, we generally do not hedge the related current exposure.

Interest Rate Risk

Interest rate movements create a degree of risk to our operations by affecting the amount of our interest payments and the value of our fixed rate debt. Our policy is to use interest rate swap agreements to manage our exposure to interest rate changes and lower the cost of borrowed funds.

We have a "match funding" policy whereby the interest rate profile (fixed rate or floating rate) of our debt portfolio matches the interest rate profile of our receivable portfolio within established guidelines. In connection with that policy, we use interest rate derivative instruments to modify the debt structure to match the receivable portfolio. This "match funding" reduces the volatility of margins between interest-bearing assets and interest-bearing liabilities, regardless of which direction interest rates move. We also use these instruments to gain an economic and/or competitive advantage through lower cost of borrowed funds. This is accomplished by changing the characteristics of existing debt instruments or entering into new agreements in combination with the issuance of new debt.

We utilize both floating-to-fixed and fixed-to-floating interest rate swaps to meet our "match funding" policy. To support hedge accounting, we designate fixed-to-floating interest rate swaps as fair value hedges of the fair value of our fixed rate debt at the inception of the contract. Our hedge accounting is further supported by designating floating-to-fixed interest rate swaps as cash flow hedges of the variability of future cash flows. A portion of our floating-to-fixed interest rate swaps used to establishing hedge relationships is undesignated due to functional currency restrictions of SFAS 133.

As all fixed-to-floating interest rate swaps are 100% effective, gains on designated interest rate derivatives of $27 million were offset completely by losses on hedged debt of $27 million in other income (expense) for the quarter ended March 31, 2001. A loss of less than $1 million was included in other income (expense) for the quarter ended March 31, 2001 for both the ineffectiveness on floating-to-fixed interest rate swaps designated as cash flow hedges and our mark-to-market on undesignated floating-to-fixed interest rate swaps. Based on current market conditions, $11 million of deferred net losses included in accumulated other comprehensive income at March 31, 2001 is expected to be reclassified to interest expense over the next twelve months as interest expense is accrued on our floating-to-fixed interest rate swaps. No cash flow hedges were discontinued during the quarter ended March 31, 2001.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

THREE MONTHS ENDED MARCH 31, 2001 VS. THREE MONTHS ENDED MARCH 31, 2000

REVENUES

Total revenues for the first quarter of 2001 were a record $396 million. The increase of $71 million over the same period last year was primarily the result of higher yield and a larger portfolio.

The annualized yield on finance receivables was 9.47% (9.08% excluding the recognition of unamortized discounts on trade receivables purchased from Caterpillar that paid before maturity) for the first quarter of 2001 compared with 8.38% for the first quarter of 2000. The tax benefits of governmental lease purchase contracts and tax-oriented leases are not included in these annualized interest rates.

Other revenue was $17 million, a decrease of $4 million ($10 million excluding gain on sale of receivables related to the recognition of unamortized discounts on trade receivables purchased from Caterpillar that paid before maturity) for the first quarter of 2001 that included:
Increases of:	Dividend income from joint ventures	$3 million
	Miscellaneous charges	$2 million
	Gain on sale of receivable	$5 million
Decreases of:	Gain on terminations	$6 million
	Forward points on FX contracts	$2 million
	Exchange gain	$2 million
	Securitization related income	$4 million

In February 2001, we established a Canadian partnership with Finning International Incorporated to support their entrance into the Cat Rental Store market in the United Kingdom. Our $270 million investment in this partnership is recorded in Other assets on the Statement of Financial Position and is accounted for under the cost method. In the first quarter, we recorded $3 million dividend income from this partnership in other revenue. We expect to receive similar revenue from this partnership on a quarterly basis.

EXPENSES

Interest expense for the first quarter increased $29 million over the same period last year. This increase was primarily the result of increased borrowings and a higher borrowing rate. The average interest rate on borrowed funds was 6.50% for the first quarter of 2001 as compared to 6.19% for the first quarter of 2000.

Depreciation expense on equipment leased to others increased $15 million over the first quarter of 2000 primarily due to increased operating leases.

General, operating, and administrative expenses increased $6 million during the first quarter of 2001 as compared to the same period last year. The increase is primarily related to increased staff related expenses. The number of full-time employees was 998 at March 31, 2001, an increase of 58 from last year's first quarter.

Provision for credit losses was $11 million for both first quarters of 2001 and 2000. The allowance for credit losses was 1.26% of net finance receivables at March 31, 2001, compared to 1.27% of net finance receivables at March 31, 2000.

NET PROFIT

Net profit for the first quarter of 2001 was $51 million, a $13 million increase from the first quarter of 2000. Of the increase in profit, $12 million resulted from the recognition of unamortized discounts on trade receivables purchased from Caterpillar that paid before maturity. Increased spread on the larger portfolio was partially offset by decreases in other revenue.

PORTFOLIO

The portfolio value was $14.15 billion at March 31, 2001, an increase of $1.92 billion over the prior year. During the first quarter of 2001 we financed new retail business totaling $1.49 billion as compared to $1.17 billion during the first quarter of 2000.

ALLOWANCE FOR CREDIT LOSSES

The following table shows activity related to the Allowance for Credit Losses for the period ending:

	March 31, 2001	March 31, 2000
Balance at beginning of quarter	$ 163	$ 134
Provision for credit losses	11	11
Receivables written off, net of recoveries	(10)	(3)
Foreign currency translation adjustment	(4)	(1)
	$ 160	$ 141

The increased write-offs are primarily related to an increase in repossessed equipment in North America.

Receivables that were past due over 30 days were 3.1% of the total receivables at March 31, 2001, a slight increase compared to 2.9% at March 31, 2000. We will continue to monitor the allowance for credit losses to provide for an amount we believe is adequate, after considering the value of any collateral, to cover uncollectible receivables.

CAPITAL RESOURCES AND LIQUIDITY

Operations for the first quarter of 2001 were funded with a combination of bank borrowings, commercial paper, medium-term notes, retained earnings and sale of receivables.

At March 31, 2001, we had the following credit lines available:

Two syndicated revolving credit lines. Two revolving credit lines, used to support our commercial paper and commercial paper guarantees totaling $3.25 billion, are shared with Caterpillar under the following allocation:

(in millions)	Five-year	364-day
	Facility	Facility	Total
Caterpillar	$ 200	$ 200	$ 400
Caterpillar Financial Services Corp.	1,740	1,110	2,850
Total	$ 1,940	$ 1,310	$ 3,250

The five-year facility expires on Oct. 5, 2002; the 364-day facility expires on Sept. 27, 2001.

At March 31, 2001, there were no borrowings under these lines.

European revolving credit line. This $1.0 billion credit line, which expires on May 1, 2003, supports our Euro-commercial paper program. There were no borrowings under this credit line at March 31, 2001 or December 31, 2000.

Short-term credit lines from banks. These credit lines total $411 million and will be eligible for renewal at various dates throughout 2001. They are used for bank borrowings and as support for our outstanding commercial paper and commercial paper guarantees. At March 31, 2001, we had $117 million outstanding against these credit lines compared to $92 million at December 31, 2000.

Variable amount lending agreements with Caterpillar. Under these agreements, we may borrow up to $819 million from Caterpillar, and Caterpillar may borrow up to $664 million from us. The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days' notice. We had borrowings of $227 million outstanding at March 31, 2001 compared to $317 million at December 31, 2000, and loans receivable of $459 million at March 31, 2001 compared to $390 million at December 31, 2000 under these agreements.

Total outstanding borrowings at March 31, 2001 were $12.67 billion, an increase of $710 million over December 31, 2000. Outstanding borrowings primarily include:

$8.56 billion of medium-term notes
$3.57 billion of commercial paper
$227 million of borrowing from Caterpillar
$117 million of bank borrowings

Our debt-to-equity ratio was 8.5 to 1 at March 31, 2001 compared to 8.0 to 1 at December 31, 2000.

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

Caterpillar Financial Services Corporation

(Registrant)
Date: April 25, 2001	By: /s/K.C. Springer
K.C. Springer
Controller and Principal Accounting Officer

Date: April 25, 2001	By: /s/J.S. Beard
J.S. Beard
President