Form 10-Q
period 2001-06-30
CATERPILLAR FINANCIAL SERVICES CORP
filed 2001-07-25
CIK 764764

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Yes X No

At June 30, 2001 one share of common stock of the Registrant was outstanding.

HIGHLIGHTS: SECOND QUARTER 2001 VS. SECOND QUARTER 2000

  Revenues were $402 million, an increase of $50 million or 14 percent compared with the same period last year.

  Profit after tax was $46 million, up $12 million or 35 percent from a year ago.
  New retail financing increased 8 percent from the second quarter last year.
  Past dues over 30 days were 3.4 percent compared with 3.2 percent at June 30, 2000.
  Write-offs of bad debts exceeded recoveries by $13 million during both second quarters of 2000 and 2001.

James S. Beard, vice president of Caterpillar Inc. and president of Cat Financial, said, "The results speak well for the excellent performance of our organization. I am particularly encouraged by the growth in new retail financing as we finance an even higher proportion of Caterpillar deliveries world-wide."

Caterpillar Financial Services Corporation

Form 10-Q for the Quarter Ended June 30, 2001

Part I FINANCIAL INFORMATION *

Item 1. Financial Statements *

Consolidated Statement of Financial Position* *

Consolidated Results of Operations (unaudited) *

Consolidated Statement Of Changes in Equity (unaudited) *

Consolidated Statement of Cash Flows (unaudited) *

Notes to Financial Statements *

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition *

PART II. OTHER INFORMATION *

Item 6. Exhibits and Reports on Form 8-K *

Signatures *

Part I FINANCIAL INFORMATION

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

Caterpillar Financial Services Corporation

Consolidated Statement of Financial Position*

(Millions of Dollars)

	June 30,	Dec. 31,	June 30,
	2001	2000	2000
Assets:
Cash and cash equivalents	$ 65	$ 101	$ 73
Finance receivables
Retail notes receivable	2,990	2,964	2,711
Wholesale notes receivable	2,991	2,316	2,734
Notes receivable from Caterpillar Inc.	315	390	432
Investment in finance receivables - Retail	7,961	7,659	7,522
Investment in finance receivables - Wholesale	103	122	92
	14,360	13,451	13,491
Less: Unearned income	1,149	1,129	1,109
Allowance for credit losses	177	163	144
	13,034	12,159	12,238

Equipment on operating leases,
less accumulated depreciation	1,311	1,148	1,004
Deferred income taxes	13	10	11
Other assets	723	387	435
Total assets	$15,146	$13,805	$13,761

Liabilities and stockholder's equity:
Payable to dealers and others	$ 98	$ 89	$ 109
Payable to Caterpillar Inc. - Other	13	15	11
Accrued interest payable	150	104	108
Income taxes payable	7	7	35
Other liabilities	28	54	55
Payable to Caterpillar Inc. - Borrowings	226	317	503
Short-term borrowings	3,939	3,334	3,039
Current maturities of long-term debt	2,783	2,558	2,801
Long-term debt	6,303	5,749	5,619
Deferred income taxes	74	81	52
Total liabilities	13,621	12,308	12,332

Common stock - $1 par value
Authorized: 2,000 shares
Issued and outstanding: One share	745	745	745
Retained Earnings	939	842	755
Accumulated other comprehensive income	(159)	(90)	(71)
Total stockholder's equity	1,525	1,497	1,429

Total liabilities and stockholder's equity	$15,146	$13,805	$13,761

*Unaudited except for December 31, 2000.

Caterpillar Financial Services Corporation

Consolidated Results of Operations

(Unaudited)

(Millions of Dollars)

Three Months Ended                   Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000
Revenues:
Wholesale finance	$ 71	$ 65	$ 146	$ 113
Retail finance	210	192	423	378
Rental	96	75	187	145
Other	25	20	42	41
Total revenues	402	352	798	677

Expenses:
Interest	182	183	376	348
Depreciation on assets leased to others	73	58	142	112
General, operating and administrative	43	40	85	76
Provision for credit losses	31	19	42	30
Other expense	1	1	2	1
Total expenses	330	301	647	567

Profit before income taxes	72	51	151	110

Provision for income taxes	26	17	54	38
Profit	$ 46	$ 34	$ 97	$ 72

See Notes to the Consolidated Financial Statements (unaudited)

Caterpillar Financial Services Corporation

Consolidated Statement Of Changes in Equity

(Unaudited)

(Millions of Dollars)

Six Months Ended
	June 30,		June 30,
	2001		2000

Retained earnings:
Balance at January 1	$ 842		$ 683
Profit	97	$ 97	72	$ 72
Balance at June 30	$ 939		$ 755

Accumulated other comprehensive income:
Balance at January 1	$ (90)		$ (43)
Foreign currency translation adjustment	(49)	(49)	(28)	(28)
Gain/loss on derivative instruments	(25)	(25)	-	-
Gain/loss on derivative instruments Reclassed to earnings	5	5	-	-
Comprehensive income		$ 28		$ 44
Balance at June 30	$(159)		$ (71)

Paid-in capital:
Balance at January 1	$ 745		$ 745
Equity capital from Caterpillar	-		-
Balance at June 30	$ 745		$ 745

Total equity	$1,525		$1,429

See Notes to the Consolidated Financial Statements (unaudited)

Caterpillar Financial Services Corporation

Consolidated Statement of Cash Flows

(Unaudited)

(Millions of Dollars)

Six months Ended
	June 30,	June 30,
	2001	2000
Cash flows from operating activities:
Profit	$ 97	$ 72
Adjustments for non-cash items:
Depreciation	151	115
Provision for credit losses	41	30
Deferred income taxes	10	3
Other	20	3
Change in assets and liabilities:
Receivables from customers and others	(162)	(56)
Payable to dealers and others	13	(15)
Accrued interest payable	9	14
Income taxes payable	_	27
Other, net	(23)	21
Net cash provided by operating activities	156	214

Cash flows from investing activities:
Additions to property and equipment	(422)	(319)
Disposals of equipment	168	101
Additions to finance receivables	(9,339)	(8,172)
Collections of finance receivables	6,912	6,045
Proceeds from sales of receivables	1,244	934
Notes receivable from Caterpillar Inc.	84	(98)
Other, net	(286)	(1)
Net cash used for investing activities	(1,639)	(1,510)

Cash flows from financing activities:
Payable to Caterpillar Inc. - Borrowings	(79)	206
Proceeds from long-term debt	2,187	2,408
Payments on long-term debt	(1,386)	(1,501)
Short-term borrowings, net	727	171
Net cash provided by financing activities	1,449	1,284

Effect of exchange rate changes on cash and cash equivalents	(2)	-

Net change in cash and cash equivalents	(36)	(12)

Cash and cash equivalents at beginning of period	101	85

Cash and cash equivalents at end of period	$ 65	$ 73

Cash paid for interest	$ 356	$ 337
Cash paid for income taxes	$ 46	$ 12

See Notes to the Consolidated Financial Statements (unaudited)

Notes to Financial Statements

A. Use of estimates in preparation of Financial Statements

We believe this information reflects all adjustments, including normal and recurring accruals, necessary to fairly present the consolidated statements of financial position, results of operations, changes in equity, and cash flows for the periods presented. Preparation of financial statements in conformity with accounting principles generally accepted in the United State of America requires us to make estimates and assumptions that affect the reported amounts. Actual results may differ from these estimates and the results for interim periods do not necessarily indicate the results we expect for the year. Certain amounts for prior periods have been reclassified to conform to the 2001 presentation.

B. Supplemental segment data for the three months ended June 30,

2001	North America	Europe	Diversified Services	Total
Revenue from external customers	$ 270	81	51	$ 402
Inter-segment revenue	$ 12	-	-	$ 12
Profit	$ 36	10	-	$ 46
Assets	$11,175	3,581	2,292	$17,048
2000	North America	Europe	Diversified Services	Total
Revenue from external customers	$ 228	69	55	$ 352
Inter-segment revenue	$ 11	-	-	$ 11
Profit	$ 28	2	4	$ 34
Assets	$9,425	3,210	2,384	$15,019

Supplemental segment data for the six months ended June 30,

2001	North America	Europe	Diversified Services	Total
Revenue from external customers	$ 535	159	104	$ 798
Inter-segment revenue	$ 28	1	-	$ 29
Profit	$ 78	15	4	$ 97

2000	North America	Europe	Diversified Services	Total
Revenue from external customers	$ 434	137	106	$ 677
Inter-segment revenue	$ 23	1	-	$ 24
Profit	$ 56	9	7	$ 72

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

D. Derivative Instruments and Hedging Activities - Business Perspective

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

Foreign Currency Exchange Rate Risk

In managing foreign currency our objective is to minimize (offset) earnings volatility resulting from the remeasurement of net foreign currency balance sheet positions. Our policy allows the use of foreign currency forward contracts to offset the risk of currency mismatch between our receivable and debt portfolio. All such foreign currency forward contracts are undesignated. Gains on the undesignated contracts of $23 million were recorded in Other revenues for the quarter ended June 30, 2001. Total year-to-date gains on the undesignated contracts of $66 million were recorded in Other revenue as of June 30, 2001. Gains were mostly offset by losses from remeasurement of our net foreign currency balance sheet position which is also recorded in Other revenue.

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

We utilize floating-to-fixed, fixed-to-floating, and floating-to-floating interest rate swaps to meet our "match funding" policy. To support hedge accounting, we designate fixed-to-floating interest rate swaps as fair value hedges of the fair value of our fixed rate debt at the inception of the contract. Our hedge accounting is further supported by designating floating-to-fixed and floating-to-floating interest rate swaps as cash flow hedges of the variability of future cash flows. A portion of our floating-to-fixed interest rate swaps used to establish hedge relationships are undesignated due to functional currency restrictions of SFAS 133.

As all fixed-to-floating interest rate swaps are 100% effective, losses during the quarter ended June 30, 2001 on designated interest rate derivatives of $4 million were offset completely by gains on hedged debt of $4 million in Other revenue (expense). Total year-to-date gains of $23 million on designated fixed-to-floating interest rate swaps were offset completely by year-to-date losses on hedged debt of $23 million in Other revenue (expense).

For the quarter to date and year-to-date a loss of less than $1 million was included in Other revenue (expense) for both the ineffectiveness on our floating-to-fixed interest rate swaps designated as cash flow hedges and our mark-to-market on undesignated floating-to-fixed interest rate swaps.

Based on current market conditions, $15 million of deferred net losses included in accumulated other comprehensive income at June 30, 2001 is expected to be reclassified to interest expense over the next twelve months as interest expense is accrued on our floating-to-fixed interest rate swaps. No cash flow hedges were discontinued during the quarter ended June 30, 2001.

E. Adoption of SFAS 140

In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140 ("SFAS No. 140") "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures. The provisions of this statement are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The impact of adopting SFAS 140 was immaterial.

We purchase Caterpillar North American dealer receivables at a discount. We then sell a portion of these receivables into private-placement, revolving securitization facilities. We service the dealer receivables, which are held in a securitization trust, and receive an annual servicing fee of 1% of the average outstanding principal balance. During the six-months ending of 2001, pretax gains on sale of dealer receivables of $17 million were recognized. Significant assumptions used to estimate the fair value of dealer receivables sold in 2001 include a 8.1% average discount rate, a 1 month weighted average maturity, a prepayment rate of 0% and expected credit losses of 0%.

During the first six months of 2001, we serviced finance receivables in the form of installment sale contracts and finance lease contracts, which we securitized in 1999, 1998 and 1997. In accordance with the prospectus dated May 19, 1997, we terminated the 1997-B securitization by a clean-up call in March of 2001. We receive an annual servicing fee of 1% of the average outstanding principal balance. As of June 30, 2001, the subordinated retained interests in these securitizations totaled $44 million. Key assumptions used to initially determine the fair value of the retained interests included cash flow discount rates on subordinate tranches of 6.27% - 6.90%, a cash flow discount rate on other retained interests of 13.61%, a weighted average maturity of 42 months, average prepayment rates of 14% and expected credit losses of .48%.

The investors and the securitization trusts have no recourse to other assets for failure of debtors to pay when due.

Cash flows for the six-months ending June 30, 2001 related to securitizations consisted of:

	Dealer Receivables	Finance Receivables
Proceeds from subsequent sales of receivables into revolving facility	$995	$ -
Servicing fees received	$ 3	$ 2

Characteristics of the dealer receivables and finance receivables securitizations for the six-months ending June 30, 2001 were:

	Dealer Receivables	Finance Receivables
Principal balance at June 30, 2001	$ 500	$ 284
Average balance during the six-months ending June 30, 2001	$ 509	$ 341
Loans > 30 days past due at June 30, 2001	$ -	$ 13
Net credit losses during the six-months ending June 30, 2001	$ -	$ 2
Weighted average maturity (in months) at June 30, 2001	3	18

To estimate the impact on our income of changes to the key economic assumptions used to estimate the fair value of residual cash flows in retained interests, we use a software application that computes a "shocked" fair value of retained interests. The difference between the current fair value and the "shocked" fair value is an estimate of our sensitivity to a change in the assumption. We determine the "shocked" fair value by applying 10 percent and 20 percent adverse changes to individual assumptions used to calculate the fair value at June 30, 2001. This estimate does not adjust for other variations that may occur should one of the assumptions actually change. Accordingly, no assurance can be given that actual results would be consistent with the results of our estimate. At June 30, 2001, key economic assumptions used to determine the current fair value of residual cash flows in retained interests were a prepayment rate of 14%, expected credit losses of .48%, cash flow discount rates on subordinate traunches of 6.27%-6.90% and a cash flow discount rate on other retained interests of 13.61%. The impact of 10% and 20% adverse changes in those assumptions had no material effect on the fair value of retained interests.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

THREE MONTHS ENDED JUNE 30, 2001 VS. THREE MONTHS ENDED JUNE 30, 2000

REVENUES

Total revenues for the second quarter of 2001 were a record $402 million. The increase of $50 million over the same period last year was primarily the result of continued portfolio growth, slightly offset by a lower yield.

The annualized interest rate on finance receivables was 8.72% for the second quarter of 2001 (8.57% excluding the recognition of unamortized discounts on trade receivables purchased from Caterpillar that paid before maturity) compared with 8.78% for the second quarter of 2000. The tax benefits of governmental lease purchase contracts and tax-oriented leases are not included in these annualized interest rates.

Other revenue for the second quarter of 2001 was $25 million, an increase of $5 million (a decrease of $3 million excluding the gain on sale of receivables related to the recognition of unamortized discounts on trade receivables purchased from Caterpillar that paid before maturity) from the same period last year. Significant items included:

Increases of:	Dividend income from joint ventures	$4 million
	Miscellaneous charges	$3 million
	Gain on sale of receivables	$5 million
Decreases of:	Gain on terminations	$3 million
	Forward points on FX contracts	$7 million

In February 2001, we established a Canadian partnership with Finning International Incorporated to support their entrance into the Cat Rental Store market in the United Kingdom. Our $270 million investment in this partnership is recorded in Other assets on the Statement of Financial Position and is accounted for under the cost method. In the second quarter, we recorded $4 million dividend income from this partnership in other revenue. We expect to receive similar revenue from this partnership on a quarterly basis.

EXPENSES

Interest expense for the second quarter of 2001 decreased $1 million over the same period last year. This decrease was primarily the result of a lower borrowing rate mostly offset by increased borrowings. The average interest rate on borrowed funds was 5.75% for the second quarter of 2001 as compared to 6.50% for the second quarter of 2000.

Depreciation expense on equipment leased to others increased $15 million over the second quarter of 2000 due to increased operating leases.

General, operating and administrative expenses increased $3 million during the second quarter of 2001 as compared to the same period last year. This increase is primarily due to staff-related expenses and other expenses incurred due to the larger portfolio and geographical expansion. There were 1,047 employees at June 30, 2001, an increase of 101 from last year's second quarter.

The provision for credit losses increased $12 million over the second quarter of 2000, resulting from an assessment of the adequacy of the allowance for credit losses considering the larger portfolio and a weakened global economy.

PROFIT

Profit for the second quarter of 2001 was $46 million, a $12 million increase from the second quarter of 2000. Of the increase in profit, $8 million resulted from the recognition of unamortized discounts on trade receivables purchased from Caterpillar that paid before maturity. The remainder is attributable to increased spread on the larger portfolio partially offset by an increased provision for credit losses.

PORTFOLIO

The portfolio value was $14,703 million at June 30, 2001, an increase of $1,380 million over the same period last year.

During the second quarter of 2001, we financed new retail transactions totaling $1,711 million as compared to $1,579 million during the second quarter of 2000. The increase is primarily related to increased financing in North America and Europe and financing an increased percentage of deliveries of Caterpillar product world wide.

ALLOWANCE FOR CREDIT LOSSES

The following table shows activity related to the Allowance for Credit Losses for the three months ending:

	June 30, 2001	June 30, 2000
Balance at beginning of quarter	$160	$141
Provision for credit losses	31	19
Receivables written off, net of recoveries	(13)	(13)
Foreign currency translation adjustment	(1)	(3)
	$177	$144

Receivables that were past due over 30 days were 3.44% of the total receivables at June 30, 2001, as compared to 3.16% at June 30, 2000. We will continue to monitor the allowance for credit losses to provide for an amount we believe is adequate, after considering the value of any collateral, to cover uncollectible receivables.

SIX MONTHS ENDED JUNE 30, 2001 VS. SIX MONTHS ENDED JUNE 30, 2000

REVENUES

Total revenues for the first six months of 2001 were a record $798 million. The increase of $121 million over the same period last year was primarily the result of continued portfolio growth and a higher yield.

The annualized interest rate on finance receivables was 9.07% for the first six months of 2001 (8.80% excluding the recognition of unamortized discounts on trade receivables purchased from Caterpillar that paid before maturity) compared with 8.56% for the first six months of 2000. The tax benefits of governmental lease purchase contracts and tax-oriented leases are not included in these annualized interest rates.

Other revenue for the first six months of 2001 was $42 million, an increase of $1 million (a decrease of $13 million excluding the gain on sale of receivables related to the recognition of unamortized discounts on trade receivables purchased from Caterpillar that paid before maturity) from the same period last year. Significant items included:
Increases of:	Miscellaneous fees	$ 5 million
	Dividend income from joint ventures	$ 7 million
	Gain on sale of receivables	$ 10 million
Decreases of:	Securitization related revenue	$ 4 million
	Gain on terminations	$ 8 million
	Forward points on FX contracts	$ 8 million

EXPENSES

Interest expense for the first six months of 2001 increased $28 million over the same period last year. This increase was primarily the result of increased borrowings partially offset by a lower borrowing rate. The average interest rate on borrowed funds was 6.11% for the first six months of 2001 compared to 6.35% for the first six months of 2000.

Depreciation expense on equipment leased to others increased $30 million over the second quarter of 2000 due to increased operating leases.

General, operating and administrative expenses increased $9 million during the first six months of 2001 compared to the same period last year. This increase is primarily due to staff-related expenses and other expenses incurred due to the larger portfolio and geographical expansion.

The provision for credit losses increased $12 million over the first six months of 2000, resulting from an assessment of the adequacy of the allowance for credit losses considering the larger portfolio and a weakened global economy.

PROFIT

Profit for the first six months of 2001 was $97 million, a $25 million increase from the first six months of 2000. Of the increase in profit, $20 million resulted from the recognition of unamortized discounts on trade receivables purchased from Caterpillar that paid before maturity. The remainder is attributable to increased spread on the larger portfolio partially offset by increased provision for credit losses.

PORTFOLIO

During the first six months of 2001, we financed new retail transactions totaling $3,197 million as compared to $2,750 million during the first six months of 2000.

ALLOWANCE FOR CREDIT LOSSES

The following table shows activity related to the Allowance for Credit Losses for the six months ended:

	June 30, 2001	June 30, 2000
Balance at beginning of year	$163	$134
Provision for credit losses	42	30
Receivables written off, net of recoveries	(23)	(16)
Foreign currency translation adjustment	(5)	(4)
	$177	$144

CAPITAL RESOURCES AND LIQUIDITY

Operations for the first half of 2001 were funded with a combination of bank borrowings, commercial paper, medium-term notes and retained earnings.

At June 30, 2001, we had the following credit lines available:

Two syndicated revolving credit lines. Two revolving credit lines, used to support our commercial paper and commercial paper guarantees totaling $2,650 million, are shared with Caterpillar under the following allocation:

(in millions)	Five-year	364-day
	Facility	Facility	Total
Caterpillar	$ 300	$ 300	$ 600
Caterpillar Financial Services Corp.	1,640	1,010	2,650
Total	$1,940	$1,310	$3,250

The five-year facility expires on Oct. 5, 2002; the 364-day facility expires on Sept. 27, 2001.

At June 30, 2001, there were no borrowings under these lines.

European revolving credit line. This $1.0 billion credit line, which expires May 1, 2003, supports our Euro-commercial paper and certificate of deposit program. Under this program, commercial paper and certificates of deposit are issued by us, or by our Irish subsidiaries with our guarantee. At June 30, 2001, there were no borrowings under this credit line.

Short-term credit lines from banks. These credit lines total $416 million and will be eligible for renewal at various dates throughout 2001. They are used for bank borrowings and as support for our outstanding commercial paper and commercial paper guarantees. At June 30, 2001, we had $165 million outstanding against these credit lines.

Variable amount lending agreements with Caterpillar. Under these agreements, we may borrow up to $821 million from Caterpillar, and Caterpillar may borrow up to $665 million from us. The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days' notice. We had notes payable of $226 million and notes receivable of $315 million outstanding at June 30, 2001 compared to notes payable of $317 million and notes receivable of $390 million at December 31, 2000.

Total outstanding borrowings. At June 30, 2001, total outstanding borrowings were $13.25 billion, an increase of $1.29 billion over December 31, 2000. Outstanding borrowings primarily include:
  $9,013 million of medium-term notes
  $3,673 million of commercial paper
  $ 226 million of notes payable to Caterpillar
  $ 165 million of bank borrowings

Our debt-to-equity ratio at June 30, 2001 was 8.7 to 1 as compared to 8.0 to 1 at December 31, 2000.

SUBSEQUENT EVENT

On July 11, 2001, Caterpillar Financial Funding Corporation, our wholly owned subsidiary, filed a prospectus supplement relating to our 2001-A securitization. The securitization, totaling $624 million, is comprised of $543 million of installment sales contracts and $81 million of finance leases. The estimated gain on the securitization, which closed on July 25, 2001, is approximately $20 million.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
Exhibit No.	Description
12	Statement setting forth computation of Ratio of Profit to Fixed Charges.
  Reports on Form 8-K

May 8, 2001 - An 8-K was filed containing the Underwriting Agreement, Terms Agreement and Form of 5.95% Note due 2006 in connection with the registrant's Registration Statement (Form S-3), Registration No. 333-35460

May 15, 2001 - An 8-K was filed containing the Opinion of Orrick, Herrington & Sutcliffe LLP, as to certain tax matters and the consent of Orrick, Herrington & Sutcliffe LLP in connection with the registrant's Registration Statement (Form S-3), Registration No. 333-35460.

June 1, 2001 - An 8-K was filed containing the Form of PowerNoteSM and opinion of Orrick, Herrington & Sutcliffe LLP, as to certain tax matters in connection with the registrant's Registration Statement (Form S-3), Registration No. 333-59540.

June 15, 2001 - An 8-K was filed containing the Opinion of Orrick, Herrington & Sutcliffe LLP, as to certain tax matters and the consent of Orrick, Herrington & Sutcliffe LLP in connection with the registrant's Registration Statement (Form S-3), Registration No. 333-59540, the registrant is filing herewith the document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Caterpillar Financial Services Corporation

(Registrant)

Date: July 25, 2001	By: /s/K.C. Springer
K.C. Springer, Controller and Principal Accounting Officer

Date: July 25, 2001	By: /s/J.S. Beard
J.S. Beard, President