Form 10-Q
period 2001-09-30
CATERPILLAR FINANCIAL SERVICES CORP
filed 2001-10-30
CIK 764764

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Yes X No

At September 30, 2001 one share of common stock of the Registrant was outstanding.

HIGHLIGHTS: THIRD QUARTER 2001 VS. THIRD QUARTER 2000

  Revenues were $425 million, an increase of $41 million or 11 percent compared with the same period last year.
  Profit after tax was $68 million, up $25 million or 58 percent from a year ago.
  New retail financing increased 26 percent from the third quarter last year.
  Past dues over 30 days were 3.4 percent compared with 3.8 percent at September 30, 2000.
  Write-offs of bad debts exceeded recoveries by $13 million during the third quarter of 2001 compared to $5 million during the same period last year.

"The growth in new retail financing reflects the success of our strategies to extend our products to a broader range of customers worldwide," said James S. Beard, a Caterpillar vice president and president of Cat Financial. "We continue to benefit from the lower interest rate environment while managing credit losses, which are in line with our expectations."

Caterpillar Financial Services Corporation

Form 10-Q for the Quarter Ended September 30, 2001

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

Notes to Financial Statements *

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition *

PART II. OTHER INFORMATION *

Item 6. Exhibits and Reports on Form 8-K *

Signatures *

Part I FINANCIAL INFORMATION

Item 1. Financial Statements

In addition to our accompanying unaudited consolidated financial statements, we suggest that you read our Annual Report on Form 10-K. Although not incorporated by reference in this document, additional information about us is available in our 2000 Annual Report and at http://www.cat.com/services/shared/cat_financial/. The documents mentioned above are available by writing to: Legal Dept., Caterpillar Financial Services Corp.; 2120 West End Ave.; Nashville, TN 37203-0001.

Caterpillar Financial Services Corporation

Consolidated Statement of Financial Position*
(Millions of Dollars)
	Sept. 30,	Dec. 31,	Sept. 30,
	2001	2000	2000
Assets:
Cash and cash equivalents	$ 105	$ 101	$ 60
Finance receivables
Retail notes receivable	3,014	2,964	2,791
Wholesale notes receivable	2,789	2,316	2,596
Notes receivable from Caterpillar Inc.	325	390	376
Investment in finance receivables - Retail	7,588	7,659	7,392
Investment in finance receivables - Wholesale	112	122	125
	13,828	13,451	13,280
Less: Unearned income	1,058	1,129	1,086
Allowance for credit losses	182	163	148
	12,588	12,159	12,046

Equipment on operating leases,
less accumulated depreciation	1,375	1,148	1,054
Deferred income taxes	14	10	11
Other assets	742	387	396
Total assets	$14,824	$13,805	$13,567

Liabilities and stockholder's equity:
Payable to dealers and others	$ 99	$ 89	$ 101
Payable to Caterpillar Inc. - Other	10	15	9
Accrued interest payable	212	104	139
Income taxes payable	29	7	22
Other liabilities	36	54	41
Payable to Caterpillar Inc. - Borrowings	228	317	306
Short-term borrowings	3,686	3,334	2,627
Current maturities of long-term debt	3,172	2,558	2,703
Long-term debt	5,673	5,749	6,127
Deferred income taxes	81	81	57
Total liabilities	13,226	12,308	12,132

Common stock - $1 par value
Authorized: 2,000 shares
Issued and outstanding: One share	745	745	745
Retained Earnings	1,007	842	798
Accumulated other comprehensive income	(154)	(90)	(108)
Total stockholder's equity	1,598	1,497	1,435

Total liabilities and stockholder's equity	$14,824	$13,805	$13,567

*Unaudited except for December 31, 2000.
See Notes to the Consolidated Financial Statements (unaudited)

Caterpillar Financial Services Corporation

Consolidated Results of Operations

(Unaudited)

(Millions of Dollars)

Three Months Ended	Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2001	2000	2001	2000
Revenues:
Wholesale finance	$ 73	$ 77	$ 219	$ 190
Retail finance	200	203	623	581
Rental	106	80	293	225
Other	46	24	88	65
Total revenues	425	384	1,223	1,061

Expenses:
Interest	168	203	544	551
Depreciation on equipment leased to others	80	60	222	172
General, operating and administrative	45	41	130	117
Provision for credit losses	21	13	63	43
Other expense	2	1	4	2
Total expenses	316	318	963	885

Profit before income taxes	109	66	260	176

Provision for income taxes	41	23	95	61
Profit	$ 68	$ 43	$ 165	$ 115

See Notes to the Consolidated Financial Statements (unaudited)

Caterpillar Financial Services Corporation

Consolidated Statement Of Changes in Equity

(Unaudited)

(Millions of Dollars)

Nine Months Ended
	Sept 30,		Sept 30,
	2001		2000

Retained earnings:
Balance at January 1	$ 842		$ 683
Profit	165	$ 165	115	$ 115
Balance at September 30	$1,007		$ 798

Accumulated other comprehensive income:
Balance at January 1	$ (90)		$ (43)
Foreign currency translation adjustment	(25)	(25)	(65)	(65)
Gain/loss on derivative instruments	(51)	(51)	-	-
Gain/loss on derivative instruments Reclassed to earnings	11	11	-	-
Other instruments	1	1	-	-
Comprehensive income		$ 101		$ 50
Balance at September 30	$(154)		$(108)

Paid-in capital:
Balance at January 1	$ 745		$ 745
Equity capital from Caterpillar	-		-
Balance at September 30	$ 745		$ 745

Total equity	$1,598		$1,435

See Notes to the Consolidated Financial Statements (unaudited)

Caterpillar Financial Services Corporation

Consolidated Statement of Cash Flows

(Unaudited)
(Millions of Dollars)
Nine months Ended

	September 30,	September 30,
	2001	2000
Cash flows from operating activities:
Profit	$ 165	$ 115
Adjustments for non-cash items:
Depreciation	236	177
Provision for credit losses	63	42
Deferred income taxes	14	9
Other	(23)	24
Change in assets and liabilities:
Receivables from customers and others	(225)	(120)
Payable to dealers and others	17	(23)
Accrued interest payable	76	45
Income taxes payable	22	14
Other, net	(20)	13
Net cash provided by operating activities	325	296

Cash flows from investing activities:
Additions to property and equipment	(603)	(480)
Disposals of equipment	239	144
Additions to finance receivables	(14,520)	(11,889)
Collections of finance receivables	11,489	7,829
Proceeds from sales of receivables	2,437	2,855
Notes receivable from Caterpillar Inc.	80	(43)
Investment in Partnerships	(270)	-
Other, net	(17)	-
Net cash used for investing activities	(1,165)	(1,584)

Cash flows from financing activities:
Payable to Caterpillar Inc. - Borrowings	(74)	19
Proceeds from long-term debt	2,643	3,612
Payments on long-term debt	(2,145)	(2,255)
Short-term borrowings, net	418	(113)
Net cash provided by financing activities	844	1,263

Net change in cash and cash equivalents	4	(25)

Cash and cash equivalents at beginning of period	101	85

Cash and cash equivalents at end of period	$ 105	$ 60

Cash paid for interest	$ 570	$ 491
Cash paid for income taxes	$ 46	$ 41

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

B. Supplemental segment data for the three months ended September 30,

2001	North America	Europe	Austral- Asia	Diversified Services	Total
Revenue from external customers	$ 295	61	9	60	$ 425
Inter-segment revenue	$ 11	1	-	-	$ 12
Profit	$ 61	4	-	3	$ 68
Assets	$10,565	2,670	459	2,981	$16,675

2000	North America	Europe	Austral- Asia	Diversified Services	Total
Revenue from external customers	$ 257	48	11	62	$ 378
Inter-segment revenue	$ 10	1	-	-	$ 11
Profit	$ 36	2	1	4	$ 43
Assets	$9,550	2,051	407	3,030	$15,038

Supplemental segment data for the nine months ended September 30,
2001	North America	Europe	Austral- Asia	Diversified Services	Total
Revenue from external customers	$ 830	176	30	187	$ 1,223
Inter-segment revenue	$ 39	2	-	-	$ 41
Profit	$ 139	12	2	12	$ 165

2000	North America	Europe	Austral- Asia	Diversified Services	Total
Revenue from external customers	$ 691	140	32	182	$ 1,045
Inter-segment revenue	$ 33	2	-	-	$ 35
Profit	$ 92	9	2	12	$ 115

On July 1, 2001, we reorganized our reporting units to the structure below. Prior year information has been reclassified to conform to the new structure.

We segregate information as follows:

North America: We have offices in the United States and Canada that serve local dealers and customers.

Europe: We have offices throughout Europe that serve European dealers and customers.

Australasia: We have offices in Asia and Australia that serve local dealers and customers.

Diversified Services: We have offices in Latin America that serve local dealers and customers. Our Global accounts division, which primarily provides cross-border financing to customers in countries in which we have no local presence; and our Marine services division, which primarily finances marine vessels with Caterpillar engines, are also included in this segment.

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

Foreign Currency Exchange Rate Risk

In managing foreign currency our objective is to minimize (offset) earnings volatility resulting from the remeasurement of net foreign currency balance sheet positions. Our policy allows the use of foreign currency forward contracts to offset the risk of currency mismatch between our receivable and debt portfolio. All such foreign currency forward contracts are undesignated. Losses on the undesignated contracts of $20 million were recorded in Other revenues for the quarter ended September 30, 2001. Total year-to-date gains on the undesignated contracts of $46 million were recorded in Other revenue as of September 30, 2001. These amounts were mostly offset by remeasurement of our net foreign currency balance sheet position which is also recorded in Other revenue.

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

As all fixed-to-floating interest rate swaps are 100% effective, gains during the quarter ended September 30, 2001 on designated interest rate derivatives of $34 million were offset completely by losses on hedged debt of $34 million in Other revenue. Total year-to-date gains of $57 million on designated fixed-to-floating interest rate swaps were offset completely by year-to-date losses on hedged debt of $57 million in Other revenue.

For the quarter to date and year-to-date a loss of $1 million was included in Other revenue for both the ineffectiveness on our floating-to-fixed interest rate swaps designated as cash flow hedges and our mark-to-market on undesignated floating-to-fixed interest rate swaps.

Based on current market conditions, $27 million of deferred net losses included in accumulated other comprehensive income at September 30, 2001 is expected to be reclassified to interest expense over the next twelve months as interest expense is accrued on our floating-to-fixed interest rate swaps. No cash flow hedges were discontinued during the quarter ended September 30, 2001.

E. Securitized Assets

During the quarter, we securitized retail installment sale contracts and finance leases into a public asset backed securitization facility. These finance receivables, which are being held in a securitization trust, are secured by new and used equipment. We retained servicing responsibilities and subordinated interests related to this securitization. Subordinated interests include $12 million in certificates, a reserve account with an initial fair value of $5 million and an interest in future excess cash flows with an initial fair value of $20 million. These excess cash flows arise after the investors in the securitization receive their contractual return. Our retained interests are generally subordinate to the investors' interests. Net proceeds received were $630 million and a net gain of $21 million was recognized on this transaction. Significant assumptions used to estimate the fair value of the subordinated certificates in this transaction include a 6.31% discount rate, a weighted-average prepayment rate of 14% and expected credit losses of 0.55%. Significant assumptions used to estimate the fair value of the excess cash flows and the reserve account in this transaction include a 13.61% discount rate, a weighted-average prepayment rate of 14% and expected credit losses of 0.55%.

The Company receives annual servicing fees of approximately 1% of unpaid note value.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

THREE MONTHS ENDED SEPTEMBER 30, 2001 VS. THREE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES

Total revenues for the third quarter of 2001 were a record $425 million. The increase of $41 million over the same period last year was primarily the result of increased gains on sales of receivables and increased revenue from equipment on operating leases. Increases in revenues were partially offset by a decreased yield on the portfolio, which is related to the lower interest rate market.

The annualized interest rate on finance receivables was 8.57% for the third quarter of 2001 (8.15% excluding the recognition of unamortized discounts on trade receivables purchased from Caterpillar that paid before maturity) compared with 9.10% for the third quarter of 2000. The tax benefits of governmental lease purchase contracts and tax-oriented leases are not included in these annualized interest rates.

Other revenue for the third quarter of 2001 was $46 million, an increase of $22 million (an increase of $18 million excluding the gain on the recognition of unamortized discounts on trade receivables purchased from Caterpillar that paid before maturity) from the same period last year. Significant items included:

Increases of:	Gain on sale of retail receivables	$21 million
	Dividend income from joint ventures	$ 4 million
	Miscellaneous charges	$ 3 million
	Securitization related income	$ 2 million
Decreases of:	Forward points on FX contracts	$ 8 million

In February 2001, we established a Canadian partnership with Finning International Incorporated to support their entrance into the Cat Rental Store market in the United Kingdom. Our $270 million investment in this partnership is recorded in Other assets on the Statement of Financial Position and is accounted for under the cost method. In the third quarter, we recorded $4 million of dividend income from this partnership in Other revenue. We expect to receive dividend income from this partnership on a quarterly basis.

EXPENSES

Interest expense for the third quarter of 2001 decreased $35 million over the same period last year. This decrease was primarily the result of a lower borrowing rate partly offset by increased borrowings. The average interest rate on borrowed funds was 5.13% for the third quarter of 2001 as compared to 6.75% for the third quarter of 2000.

Depreciation expense on equipment leased to others increased $20 million over the third quarter of 2000 due to increased equipment on operating leases.

General, operating and administrative expenses increased $4 million during the third quarter of 2001 as compared to the same period last year. This increase is primarily due to staff-related expenses and other expenses incurred due to the larger portfolio and geographical expansion. There were 1,050 employees at September 30, 2001, an increase of 58 from last year's third quarter.

The provision for credit losses increased $8 million over the third quarter of 2000, resulting from an assessment of the adequacy of the allowance for credit losses considering the larger portfolio and a weakened global economy.

PROFIT

Profit for the third quarter of 2001 was $68 million, a $25 million increase from the third quarter of 2000, a $14 million increase excluding the recognition of unamortized discounts on trade receivables purchased from Caterpillar that paid before maturity. Of the $14 million increase, approximately $13 million was due to an increased spread on the portfolio, the remainder of the increase was primarily related to the after-tax impact of higher gains on sales of receivables. These increases were partly offset by a higher provision for credit losses and decreased points on forward exchange contracts.

PORTFOLIO

The portfolio value was $14,313 million at September 30, 2001, an increase of $1,137 million last year.

During the third quarter of 2001, we financed new retail transactions totaling a record $1,618 million as compared to $1,287 million during the third quarter of 2000. The increase is primarily related to increased financing in North America and Europe and financing an increased percentage of deliveries of Caterpillar product worldwide.

At September 30, 2001, we serviced $1,277 million in receivables sold to others, which consist of $500 million in wholesale receivables under revolving, asset-backed securitization agreements, $662 million of installment sale contracts and $115 million of finance leases.

ALLOWANCE FOR CREDIT LOSSES

The following table shows activity related to the Allowance for Credit Losses for the three months ending:

	September 30, 2001	September 30, 2000
Balance at beginning of quarter	$177	$144
Provision for credit losses	21	13
Receivables written off, net of recoveries	(13)	(5)
Adjustment for sale of receivables	(4)	-
Foreign currency translation adjustment	1	(4)
	$182	$148

Receivables that were past due over 30 days were 3.35% of the total receivables at September 30, 2001, as compared to 3.83% at September 30, 2000. We will continue to monitor the allowance for credit losses to provide for an amount we believe is adequate, after considering the value of any collateral, to cover uncollectible receivables.

NINE MONTHS ENDED SEPTEMBER 30, 2001 VS. NINE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES

Total revenues for the first nine months of 2001 were a record $1,223 million. The increase of $162 million over the same period last year was primarily the result of continued portfolio growth combined with higher yield and increased gains on sales of receivables.

The annualized interest rate on finance receivables was 8.92% for the first nine months of 2001 (8.59% excluding the recognition of unamortized discounts on trade receivables purchased from Caterpillar that paid before maturity) compared with 8.74% for the first nine months of 2000. The tax benefits of governmental lease purchase contracts and tax-oriented leases are not included in these annualized interest rates.

Other revenue for the first nine months of 2001 was $88 million, an increase of $23 million (an increase of $5 million excluding the gain on the recognition of unamortized discounts on trade receivables purchased from Caterpillar that paid before maturity) from the same period last year. Significant items included:
Increases of:	Miscellaneous fees	$ 8 million
	Dividend income from joint ventures	$ 11 million
	Gain on sale of receivables	$ 30 million
Decreases of:	Securitization related revenue	$ 2 million
	Gain on terminations	$ 8 million
	Forward points on FX contracts	$ 16 million

EXPENSES

Interest expense for the first nine months of 2001 decreased $7 million from the same period last year. This decrease was primarily the result of a lower borrowing rate partially offset by increased borrowings. The average interest rate on borrowed funds was 5.77% for the first nine months of 2001 compared to 6.49% for the first nine months of 2000.

Depreciation expense on equipment leased to others increased $50 million over the third quarter of 2000 due to increased equipment on operating leases.

General, operating and administrative expenses increased $13 million during the first nine months of 2001 compared to the same period last year. This increase is primarily due to staff-related expenses and other expenses incurred due to the larger portfolio and geographical expansion.

The provision for credit losses increased $20 million over the first nine months of 2000, resulting from an assessment of the adequacy of the allowance for credit losses considering the larger portfolio and a weakened global economy.

PROFIT

Profit for the first nine months of 2001 was $165 million, a $50 million increase from the first nine months of 2000, a $20 million increase excluding the recognition of unamortized discounts on trade receivables purchased from Caterpillar that paid before maturity. The $20 million resulted primarily from an increased spread on the larger portfolio and higher gains on sales of receivables, partially offset by a higher provision for credit losses, decreased points on forward exchange contracts, and higher general, operating, and administrative expenses.

PORTFOLIO

During the first nine months of 2001, we financed new retail transactions totaling $4,815 million as compared to $4,037 million during the first nine months of 2000.

ALLOWANCE FOR CREDIT LOSSES

The following table shows activity related to the Allowance for Credit Losses for the nine months ended:

	September 30, 2001	September 30, 2000
Balance at beginning of year	$163	$134
Provision for credit losses	63	43
Receivables written off, net of recoveries	(36)	(21)
Adjustments related to the sales of receivables	(4)	-
Foreign currency translation adjustment	(4)	(8)
	$182	$148

CAPITAL RESOURCES AND LIQUIDITY

Operations for the first nine months of 2001 were funded with a combination of bank borrowings, commercial paper, medium-term notes, proceeds from sales of receivables and retained earnings.

At September 30, 2001, we had the following credit lines available:

Two syndicated revolving credit lines. Two revolving credit lines, used to support our commercial paper and commercial paper guarantees totaling $3,650 million, are shared with Caterpillar under the following allocation:

(in millions)	Five-year	364-day
	Facility	Facility	Total
Caterpillar	$ 300	$ 300	$ 600
Caterpillar Financial Services Corp.	1,825	1,825	3,650
Total	$2,125	$2,125	$4,250

The five-year facility expires on Sept 26, 2006; the 364-day facility expires on Sept. 26, 2002.

In September 2001, the "European revolving credit line" was combined with these facilities. At September 30, 2001, there were no borrowings under these lines.

Short-term credit lines from banks. These credit lines total $439 million and will be eligible for renewal at various dates throughout 2001. They are used for bank borrowings and as support for our outstanding commercial paper and commercial paper guarantees. At September 30, 2001, we had $102 million outstanding against these credit lines compared to $92 at December 31, 2000.

Variable amount lending agreements with Caterpillar. Under these agreements, we may borrow up to $819 million from Caterpillar, and Caterpillar may borrow up to $665 million from us. The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days' notice. We had notes payable of $228 million and notes receivable of $325 million outstanding at September 30, 2001 compared to notes payable of $317 million and notes receivable of $390 million at December 31, 2000.

Total outstanding borrowings. At September 30, 2001, total outstanding borrowings were $12.76 billion, an increase of $802 million over December 31, 2000. Outstanding borrowings primarily include:
  $8,774 million of medium-term notes
  $3,452 million of commercial paper
  $ 228 million of notes payable to Caterpillar
  $ 102 million of bank borrowings

Our debt-to-equity ratio was 8.0 to 1 at both September 30, 2001 and December 31, 2000.

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

Caterpillar Financial Services Corporation

(Registrant)

Date: October 30, 2001	By: /s/K.C. Springer
K.C. Springer, Controller and Principal Accounting Officer

Date: October 30, 2001	By: /s/J.S. Beard
J.S. Beard, President