Form 10-K405
period 2001-12-31
CATERPILLAR FINANCIAL SERVICES CORP
filed 2002-03-01
CIK 764764

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2001 Commission File No. 0-13295

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

Common Stock, par value $1.00 per share
(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ] Not Applicable.

At December 31, 2001, there was one share of common stock of the Registrant outstanding, which is owned by Caterpillar Inc.

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

2001 COMPARED WITH 2000 *

2000 COMPARED WITH 1999 *

CAPITAL RESOURCES AND LIQUIDITY *

Item 7.A Quantitative and Qualitative Market Risk *

Item 8. Financial Statements and Supplementary Data *

Item 14. Exhibits, Financial Statement Schedules and reports on form 8-K *

Signatures *

REPORT OF INDEPENDENT ACCOUNTANTS *

CATERPILLAR FINANCIAL SERVICES CORPORATION *

CONSOLIDATED STATEMENT OF FINANCIAL POSITION *

CATERPILLAR FINANCIAL SERVICES CORPORATION *

CONSOLIDATED STATEMENT OF PROFIT *

CATERPILLAR FINANCIAL SERVICES CORPORATION *

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY *

CATERPILLAR FINANCIAL SERVICES CORPORATION *

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

Note 18 - Subsequent Event *

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

Retail financing plans include:

Finance receivables:

  Tax leases that are classified as either operating or finance leases for financial accounting purposes, depending on the characteristics of the lease. For tax purposes, we are considered the owner of the equipment (19%*).
  Finance (non-tax) leases where the lessee is considered the owner of the equipment during the term of the contract and that either require or allow the customer to purchase the equipment for a fixed price at the end of the term (18%*).
  Installment sale contracts which are equipment loans that enable customers to purchase equipment with a down payment or trade-in and structure payments over time (21%*).
  Governmental lease-purchase plans in the U.S. that offer low interest rates and flexible terms to qualified non-federal government agencies (1%*).

Retail notes receivable:

  Working capital loans that allow customers and dealers to use their Caterpillar equipment as collateral to obtain financing for other business needs (25%*).

Wholesale financing plans (16%*) include wholesale notes receivable:

  Inventory/rental programs which provide assistance to dealers by financing their inventory, rental fleets and rental facilities.
  Short-term dealer receivables we purchase from Caterpillar at a discount.

* indicates the percentage of total portfolio at December 31, 2001. For more information, please refer to Note 6 of Notes to Consolidated Financial Statements.

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

Item 2. Properties

Our principal executive offices are located in Nashville, Tennessee. We have 43 offices, of which, 7 are located in the United States, 20 are in Europe and 16 are in other countries. All offices are leased with the exception of one office in Mexico City, Mexico.

Item 3. Legal Proceedings

We are party to various legal proceedings. Although the outcomes of these proceedings cannot be predicted with certainty, we believe the final outcomes will not have a material adverse effect on our financial position or results of operations or cash flows.

Item 5. Market for registrant's common Equity and related stockholder matters

Our stock is not publicly traded. Caterpillar is the owner of our one outstanding share. On December 26, 2001, the Board of Directors declared and paid a cash dividend of $100 million.

Part II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Please refer to Note 1 of Notes to Consolidated Financial Statements for further information on our significant accounting estimates including residual values, derivative financial instruments, allowance for credit losses, and retained interest in securitized receivables.

2001 COMPARED WITH 2000

PORTFOLIO

The net portfolio balance was $14.47 billion at December 31, 2001, an increase of 8% or $1.09 billion over December 31, 2000. At December 31, 2001, we also serviced $1.12 billion in receivables sold to others, which consisted of $500 million in wholesale receivables under revolving, asset-backed securitization agreements, $528 million of installment sale contracts and $88 million of finance leases.

We financed new retail business of $6.81 billion during 2001 as compared to $5.60 billion in 2000. The increase was primarily attributed to financing a higher percentage of deliveries of Caterpillar product in North America and Europe.

REVENUES

Total revenues for 2001 were a record $1.62 billion. The increase of $177 million over 2000 was primarily related to a larger portfolio, of which the largest component was rental income from operating leases, and increased gains on sales of receivables. Increases in revenues were partially offset by a decreased yield on the portfolio, which is related to the lower interest rate environment.

Included in 2001 revenues were $67 million in discounts on North American dealer trade receivables purchased from Caterpillar that paid earlier than estimated at their purchase date. We purchase trade receivables each week at discounts that are expected to yield a market rate of interest over their term. Because the discounts are based on estimates as to when the receivables will be paid, the actual yield on the receivables can be higher or lower than the rates used to determine the discounts. In 2001 the yield was higher because the receivables paid substantially earlier than estimated. However, similar results are not expected in future periods. The unearned discounts recognized in 2001 revenues due to early payments included $41 million in Wholesale finance income, related to Wholesale notes receivable and $26 million in Other income, related to the securitized portion of the receivables.

The average interest rate on finance receivables was 8.72% for 2001 (8.39% excluding the recognition of unamortized discounts on trade receivables purchased from Caterpillar that paid before maturity) compared with 8.88% for 2000. This rate is computed by dividing finance income by the average finance receivable balance, net of unearned income. The tax benefits of governmental lease purchase contracts and tax-oriented leases are not included in these computed interest rates.

Other income was $114 million for 2001, an increase of $27 million from 2000, and included securitization-related revenue, fees and other miscellaneous revenue.
Increases of:	Gain on sale of receivables	$31 million
	Dividend income from joint ventures	$15 million
	Miscellaneous charges	$11 million
Decreases of:	Profit / Loss on terminations	$(7) million
	Forward points on FX contracts	$(23) million

In February 2001, we established a Canadian partnership with Finning International Incorporated to support their entrance into the Cat Rental Store market in the United Kingdom. Our $270 million investment in this partnership is recorded in Other assets on the Statement of Financial Position and is accounted for under the cost method. In 2001, we recorded $15 million of dividend income from this partnership in Other income. We expect to receive dividend income from this partnership on a quarterly basis.

EXPENSES

Interest expense for 2001 decreased $56 million from 2000. This decrease was primarily the result of the lower interest rate environment partially offset by increased borrowings. The average interest rate on borrowed funds was 5.44% for 2001 as compared to 6.52% for 2000.

Depreciation expense on equipment leased to others increased $77 million over 2000 primarily due to an increase in new equipment on operating leases.

General, operating and administrative expenses increased from $155 million during 2000 to $185 million during 2001. Approximately half of the increase is related to additional staff expenses resulting from growth. The remaining increase is related to accelerated depreciation on leasehold improvements due to lease expirations and to additional software depreciation resulting from software additions. The number of full-time employees was 1,080 at December 31, 2001, an increase of 125 from 2000.

The provision for credit losses increased $35 million over 2000, resulting from an assessment of the adequacy of the allowance for credit losses considering the larger portfolio, actual 2001 write-offs, and a weakened global economy. Our allowance for credit losses is 1.42% of our net finance receivables, which is an increase from 1.32% in 2000.

The effective tax rate increased from 34.6% in 2000 to 36.1% in 2001. The increase from 2000 was due to a US tax benefit recorded in 2000 related to our Canadian subsidiary, state and federal refunds received during 2000, and a decrease in municipal income in 2001.

NET PROFIT

Net profit for 2001 was $212 million, a $53 million increase from 2000, a $10 million increase excluding the recognition of unamortized discounts on trade receivables purchased from Caterpillar that paid before maturity. This increase resulted principally from a higher spread on the larger portfolio and increased gains on sales of receivables, partially offset by a higher provision for credit losses and increased general, operating and administrative expenses.

The wider interest rate spread on the portfolio was principally a result of 2001's interest rate environment, where the continuing rapid decrease in rates allowed our debt rates to decrease more rapidly than the portfolio rates because we are not 100% "match funded." As rates stabilize, or increase, our interest rate spread is expected to narrow, accordingly. Please refer to Note 10 of Notes to Consolidated Financial Statements for additional information on our "match funding" policy.

In the fourth quarter of 2001, profit after tax was decreased by $5 million due to adjustments of agriculture equipment residuals of operating and finance leases. The decrease in the residuals was deemed necessary due to 1) a decline in the agriculture industry market that started in 2000 and continued throughout 2001 and 2) new models scheduled for production in 2002 that were expected to have a negative effect on the market for older models. The impact of the adjustments was a $4 million increase in depreciation expense and a $1 million decrease in finance income.

PAST DUE RECEIVABLES

Receivables that were past due over 30 days were 3.95% of the total receivables at December 31, 2001 as compared to 3.64% at December 31, 2000. The increase was primarily related to past due receivables in Latin America and Europe. Bad debt write-offs, net of recoveries, were $72 million for 2001 compared with $28 million for 2000. The increase in write-offs was primarily attributable to the weakened economy in North America and Latin America. We will continue to monitor the allowance for credit losses to provide for an amount we believe is adequate, after considering the value of any collateral, to cover uncollectible receivables. See Note 2 of Notes to Consolidated Financial Statements for information on the allowance for credit losses.

2000 COMPARED WITH 1999

PORTFOLIO

The net portfolio balance was $13.38 billion at December 31, 2000, an increase of 11.4% or $1.37 billion over December 31, 1999. At December 31, 2000, we also serviced $1.16 billion in receivables sold to others, which consisted of $710 million in wholesale receivables under revolving, asset-backed securitization agreements, $366 million of installment sale contracts and $81 million of finance leases.

We financed new retail business of $5.60 billion during 2000 as compared to $5.84 billion in 1999. The decline was principally related to lower Caterpillar sales in the United States and a lower average amount financed per unit in the United States and Europe.

On January 1, 2000, Caterpillar Inc. replaced an inventory merchandising program for North American Caterpillar dealers with a new merchandising program. U.S. accounts receivable generated from the old program were securitized under a $750 million, private-placement, revolving facility. The old securitization facility was largely replaced with a new, similar facility for U.S. accounts receivable generated under the new merchandising program. During 2000, we sold $660 million into the new facility to end the year with a combined balance of $710 million between the two securitization facilities. While our initial intention was to maintain a balance of $750 million between the two facilities, lower than expected eligible accounts receivable caused us to fall below that amount at the end of December.

REVENUES

Total revenues for 2000 were a record $1.44 billion, an increase of $232 million over 1999, primarily the result of a higher yield and larger portfolio.

The average interest rate on finance receivables was 8.88% for 2000 compared with 8.12% for 1999. This rate is computed by dividing finance income by the average finance receivable balance, net of unearned income. The tax benefits of governmental lease purchase contracts and tax-oriented leases are not included in these computed interest rates.

Other revenue included securitization-related revenue, fees and other miscellaneous revenue, and was $87 million for 2000, a decrease of $2 million from 1999.

EXPENSES

Interest expense for 2000 increased $152 million over 1999. This increase was primarily the result of a higher borrowing rate and increased borrowings to support the larger portfolio. The average interest rate on borrowed funds was 6.52% for 2000 as compared to 5.78% for 1999.

Depreciation expense on equipment leased to others increased $43 million over 1999 primarily due to an increase in new equipment on operating leases.

General, operating and administrative expenses decreased slightly from $160 million during 1999 to $155 million during 2000. The decrease resulted from a number of events including items such as non-recurring costs incurred in 1999 for uncollected property and use taxes written off and lower legal and travel expenses in 2000. The number of full-time employees was 955 at December 31, 2000, an increase of 27 from 1999.

The provision for credit losses increased $2 million compared to 1999. Our allowance for credit losses was 1.32% of our net finance receivables, an increase of 1.19% from 1999.

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

PAST DUE RECEIVABLES

Receivables that were past due over 30 days were 3.64% of the total receivables at December 31, 2000 as compared to 2.80% at December 31, 1999. The increase was primarily related to past due receivables and slower economies in the United States and Europe. Bad debt write-offs, net of recoveries, were $28 million for 2000 compared with $31 million for 1999. We will continue to monitor the allowance for credit losses to provide for an amount we believe is adequate, after considering the value of any collateral, to cover uncollectible receivables. See Note 2 of Notes to Consolidated Financial Statements for information on the allowance for credit losses.

CAPITAL RESOURCES AND LIQUIDITY

Operations for 2001 were funded with a combination of bank borrowings, commercial paper, medium-term notes, sales of receivables and retained earnings.

Total outstanding debt at December 31, 2001 was $13.02 billion, an increase of $1.06 billion from 2000. This was primarily comprised of $9.02 billion of medium-term notes, $3.47 billion of commercial paper and $126 million of notes payable to banks.

At December 31, 2001, we had total credit lines of $5.01 billion that included $3.65 billion of revolving credit agreements shared with Caterpillar, $821 million of variable amount lending agreements with Caterpillar and $534 million of short-term credit lines. These credit lines are with a number of banks and are considered support for our commercial paper, commercial paper guarantees and bank borrowings.

As an alternative funding source, we securitize assets. In this process, retail or wholesale finance receivables are sold to special purpose bankruptcy-remote subsidiaries. In 2001 we received proceeds of $630 million for retail installment sales contracts and finance leases sold into a public asset backed securitization facility. Please refer to Note 4 of Notes to Consolidated Financial Statements for additional information.

During the year Caterpillar did not contribute any additional equity capital. In the fourth quarter of 2001, we paid a cash dividend of $100 million to Caterpillar. Our debt-to-equity ratio as defined under the revolving credit agreements was 7.7 to 1 at December 31, 2001 as compared to 8.0 to 1 at December 31, 2000. See Note 7 of Notes to Consolidated Financial Statements for additional information.

Item 7.A Quantitative and Qualitative Market Risk

We use interest rate derivative financial instruments and currency derivative financial instruments to manage interest rate and foreign currency exchange risks that we encounter as a part of our normal business. We do not use these instruments for trading purposes.

Interest rate derivatives. We have a "match funding" objective whereby the interest rate profile (fixed rate or floating rate) of our debt portfolio is matched to the interest rate profile of our receivables portfolio within certain parameters. In pursuing this objective, we use interest rate swap agreements to modify the structure of the debt portfolio. "Match funding" allows us to maintain our interest rate spreads, regardless of the direction interest rates move.

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

Based on our sensitivity analysis, assuming no new fixed-rate assets were extended and no further action was taken to alter our current interest rate sensitivity, the impact of a 100 basis point rise in interest rates is an estimated $15 million increase to interest expense for 2002, the same as the prior year's estimated impact for 2001. Although we believe this measure provides a meaningful estimate of our interest rate sensitivity, it does not adjust for other factors that impact our interest expense. Accordingly, no assurance can be given that actual results would be consistent with the results of our estimate. Our analysis does not necessarily represent our current outlook of future market interest rate movement.

Item 8. Financial Statements and Supplementary Data

Information required by Item 8 is included from pages 13 through 34.

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
    Notes to the Consolidated Financial Statements
    Reports on Form 8-K

    December 31, 2001 - An 8-K was filed containing the statement of declaration and payment of dividends to the Company's sole stockholder.

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

Caterpillar Financial Services Corporation
(Registrant)

Dated: March 1, 2002	By:	/s/ Paul J. Gaeto
Paul J. Gaeto, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date	Signature	Title
March 1, 2002	/s/ James S. Beard	President, Director and Principal Executive Officer
James S. Beard
March 1, 2002	/s/ James R. English	Executive Vice President and Director
James R. English
March 1, 2002	/s/ Douglas R. Oberhelman	Director
Douglas R. Oberhelman
March 1, 2002	/s/ Kenneth C. Springer	Controller and Principal Accounting Officer
Kenneth C. Springer
March 1, 2002	/s/ Edward J. Scott	Treasurer and Principal Financial Officer
Edward J. Scott

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of
         Caterpillar Financial Services Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 10 present fairly, in all material respects, the financial position of Caterpillar Financial Services Corporation and its subsidiaries at December 31, 2001, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

St. Louis, Missouri
January 23, 2002, except for Note 18, as to which the date is February 1, 2002

CATERPILLAR FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

AT DECEMBER 31, (Dollars in Millions, except share data)

	2001	2000	1999
Assets:
Cash and cash equivalents	$ 119	$ 101	$ 85
Finance receivables (Notes 2 and 3):
Retail notes receivable	3,377	2,964	2,657
Wholesale notes receivable	2,279	2,316	1,983
Caterpillar notes receivable (Note 14)	322	390	333
Investment in finance leases - Retail	7,785	7,659	7,225
Investment in finance leases - Wholesale	119	122	-
	13,882	13,451	12,198
Less: Unearned income	1,062	1,129	971
Allowance for credit losses	177	163	134
	12,643	12,159	11,093
Equipment on operating leases,
less accumulated depreciation (Note 5)	1,477	1,148	870
Deferred income taxes (Note 12)	13	10	9
Other assets	742	387	437
Total assets	$14,994	$13,805	$12,494

Liabilities and stockholder's equity:
Payable to dealers and others	$ 115	$ 89	$ 127
Payable to Caterpillar - Other (Note 14)	10	15	7
Accrued interest payable	150	104	94
Income taxes payable	16	7	9
Other liabilities	42	54	28
Payable to Caterpillar - Borrowings (Note 14)	204	317	311
Short-term borrowings (Note 8)	3,716	3,334	2,963
Current maturities of long-term debt (Note 9)	3,058	2,558	2,937
Long-term debt (Note 9)	6,044	5,749	4,585
Deferred income taxes (Note 12)	100	81	48
Total liabilities	13,455	12,308	11,109

Commitments and contingent liabilities (Note 11)

Common stock - $1 par value
Authorized: 2,000 shares
Issued and outstanding: one share	745	745	745
Retained earnings	954	842	683
Accumulated other comprehensive loss	(160)	(90)	(43)
Total stockholder's equity and accumulated other comprehensive loss	1,539	1,497	1,385

Total liabilities and stockholder's equity	$14,994	$13,805	$12,494

See Notes to Consolidated Financial Statements

CATERPILLAR FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENT OF PROFIT

FOR THE YEARS ENDED DECEMBER 31, (Dollars in Millions)

	2001	2000	1999
Revenues:
Wholesale finance income	$ 278	$ 261	$ 185
Retail finance income	820	785	684
Rental income	408	310	253
Other income	114	87	89
Total revenues	1,620	1,443	1,211

Expenses:
Interest (Notes 8 and 9)	688	744	592
Depreciation on equipment leased to others	314	237	194
General, operating and administrative	185	155	160
Provision for credit losses	97	62	60
Other expense	5	2	2
Total expenses	1,289	1,200	1,008

Profit before income taxes	331	243	203

Provision for income taxes (Note 12)	119	84	75

Net profit	$ 212	$ 159	$ 128

See Notes to Consolidated Financial Statements

CATERPILLAR FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, (Dollars in Millions)

	2001		2000		1999
Paid-in capital:
Balance at January 1,	$ 745		$ 745		$ 675
Equity capital from Caterpillar	-		-		70
Balance at December 31,	745		745		745

Retained earnings:
Balance at January 1,	842		683		555
Net profit	212	$ 212	159	$ 159	128	$128
Dividends paid	(100)	-	-	-	-	-
Balance at December 31,	954	212	842	159	683	128

Accumulated other comprehensive loss:
Balance at January 1,	(90)		(43)		(29)
Foreign currency translation adjustment	(36)	(36)	(47)	(47)	(14)	(14)
Gain/loss on derivative instruments	(48)	(48)	-	-	-	-
Gain/loss on derivative instruments
Reclassed to earnings	12	12	-	-	-	-
Other instruments	2	2	-	-	-	-
Comprehensive income		$ 142		$ 112		$ 114
Balance at December 31,	(160)		(90)		(43)

Total equity	$1,539		$1,497		$1,385

See Notes to Consolidated Financial Statements

CATERPILLAR FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, (Dollars in Millions)

	2001	2000	1999
Cash flows from operating activities:
Net profit	$ 212	$ 159	$ 128
Adjustments for non-cash items:
Depreciation on equipment leased to others	314	237	194
Depreciation on non-leased equipment	20	6	6
Provision for credit losses	97	62	60
Other	1	49	(9)
Changes in assets and liabilities:
Receivables from customers and others	(286)	(183)	(164)
Deferred income taxes	35	34	17
Payable to dealers and others	29	(35)	14
Payable to Caterpillar - other	(10)	6	3
Accrued interest payable	10	10	9
Income taxes payable	9	(1)	(97)
Other, net	(12)	25	8
Net cash provided by operating activities	419	369	169

Cash flows from investing activities:
Additions to property and equipment	(865)	(669)	(490)
Disposals of equipment	324	233	186
Additions to finance receivables	(18,328)	(15,818)	(15,798)
Collections of finance receivables	14,501	11,893	13,323
Proceeds from sales of receivables	3,107	2,686	1,324
Notes receivable from Caterpillar	103	6	(87)
Investment in Partnerships	(270)	-	-
Other, net	(8)	(2)	4
Net cash used for investing activities	(1,436)	(1,671)	(1,538)

Cash flows from financing activities:
Capital contribution	-	-	70
Payment of dividends	(100)	-	-
Borrowings from Caterpillar	(91)	24	100
Proceeds from long-term debt	3,383	3,748	3,464
Payments on long-term debt	(2,598)	(2,948)	(2,179)
Short-term borrowings, net	444	499	(56)
Net cash provided by financing activities	1,038	1,323	1,399

Effect of exchange rate changes on cash	(3)	(5)	6

Net change in cash and cash equivalents	18	16	36

Cash and cash equivalents at beginning of year	101	85	49

Cash and cash equivalents at end of year	$ 119	$ 101	$ 85

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

The financial statements include the accounts of Caterpillar Financial Services Corporation and its subsidiaries. Investments in companies that are owned 50% or less are accounted for by the equity method. Certain investments are accounted for by the cost method. All material intercompany balances have been eliminated.

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

D. Residual values

The estimated market value of leased equipment at the time of the lease expiration (residual value) is initially estimated based on the particular product, specifications, application, and hours of expected usage. Each product family has its own evaluation model, which includes market cycles and future market forecasts of 3 - 10 years. Consideration is also given to the number of leased assets that will be returned during the same period of time due to leases with similar maturity dates. The residuals for leases classified as operating leases, in accordance with Statement of Financial Accounting Standards No. 13 (SFAS 13), are included in Equipment on operating leases. The residuals for leases classified as capital leases, in accordance with SFAS 13, are included in Investment in finance leases.

During the term of the leases, residual amounts are continually monitored. If estimated market values significantly decline due to economic factors, obsolescence, or other adverse circumstances, the residuals are adjusted to the lower estimated values by a charge to earnings. For equipment on operating leases, the charge is recognized through depreciation expense. For finance leases, it is recognized through a reduction of finance income.

E. Amortization

Debt issuance costs are capitalized and amortized to interest expense over the term of the debt issue.

F. Derivative financial instruments

Our earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates and interest rates. Our Risk Management Policy (Policy) allows for the use of derivative financial instruments to manage foreign currency exchange rate and interest rate exposure. Our Policy specifies that derivatives are not to be used for speculative purposes. Derivatives that we use are primarily foreign currency forward contracts and interest rate swaps. Risk management practices, including the use of financial derivative instruments, are presented to the Audit Committee of the Caterpillar Board of Directors at least annually.

All derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is executed, the company designates the derivative as (1) a hedge of the fair value of a recognized liability ("fair value" hedge), (2) a hedge of a forecasted transaction or the variability of cash flow to be paid ("cash flow" hedge), or (3) and "undesignated" instrument. Changes in the fair value of a derivative that is qualified, designated, and highly effective as a fair value hedge, along with the gain or loss on the hedged liability that is attributable to the hedged risk, are recorded in current earnings. Changes in the fair value of a derivative that is qualified, designated, and highly effective as a cash flow hedge are recorded in other comprehensive loss until earnings are affected by the forecasted transaction or the variability of cash flow and are then reported in current earnings. Changes in the fair value of undesignated derivative instruments and the ineffective portion of designated derivative instruments are reported in current earnings.

We formally document all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value hedges to specific liabilities on the balance sheet and cash flow hedges to specific forecasted transactions or variability of cash flow.

We also assess, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flow of hedged items. When it is determined that a derivative is not highly effective as a hedge or that is has ceased to be a highly effective hedge, we discontinue hedge accounting prospectively, in accordance with Statement of Financial Accounting Standards No. 133 (SFAS 133). Please refer to Note 10 for more information on derivative instruments, including the methods used to account for them.

G. Allowance for credit losses

On a regular basis, we evaluate the collectibility of receivable balances and maintain an allowance for credit losses that we believe is sufficient to cover uncollectible accounts including impaired loans and finance leases. Uncollectible receivable balances are written off against the allowance for credit losses when the underlying collateral is repossessed or when we determine that it is probable the receivable balance is uncollectible. To evaluate the adequacy of the allowance for credit losses, future losses are estimated based on prior years' credit loss experience, the economic environment, trends in past due accounts, and the status of existing troubled accounts, reduced by the estimated value of underlying collateral. At the end of each reporting period, Management reviews actual activity during the period compared with their prior estimates. Based on that review, appropriate adjustments are made to the allowance for credit losses, with an offsetting adjustment to current earnings.

H. Income taxes

We have a tax sharing agreement with Caterpillar under which we combine our tax position with Caterpillar's when appropriate. When we combine our tax positions under this agreement, we pay to or receive from Caterpillar our allocated share of income taxes or credits.

I. Foreign currency translation

Assets and liabilities of foreign subsidiaries (the majority of which use the local currency as their functional currency) are translated at current exchange rates. The effects of translation adjustments are reported as a separate component of accumulated other comprehensive loss entitled "Foreign currency translation adjustment." Gains and losses resulting from the translation of foreign currency amounts to functional currency are included in Other income on the Consolidated Statement of Profit.

J. Securitized receivables

When finance receivables are securitized, we retain interest in the receivables in the form of interest-only strips, servicing rights, cash reserve accounts and subordinated certificates. Gains or losses on the sale are dependent upon the purchase price being allocated between the carrying value of the receivables sold and the retained interests based upon their relative fair value. We estimate fair value based upon the present value of future expected cash flows using key assumptions for credit losses, prepayment speeds, forward yield curves and discount rates. The retained interest in the receivables is included in Other assets on the Consolidated Statement of Financial Position.

K. Use of estimates in the preparation of financial statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts. Examples include the allowance for credit losses, estimates of leased equipment residual values, and assumptions used to determine the fair value of derivatives and retained interests in securitizations. Actual results may differ from these estimates.

L. New accounting standards

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations." SFAS 141 addresses financial accounting and reporting for business combinations. This Statement requires that all business combinations be accounted for by the purchase method. As required by SFAS 141, we adopted this new accounting standard for all business combinations initiated after June 30, 2001. The adoption of SFAS 141 did not have a material impact on our financial statements.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." SFAS 142 addresses financial accounting and reporting for intangible assets and goodwill. The Statement requires that goodwill and intangible assets having indefinite useful lives not be amortized, rather be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. As required by SFAS 142, we will adopt this new accounting standard on January 1, 2002. We believe the adoption of SFAS 142 will not have a material impact on our financial statements.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (SFAS 143), "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets. As required by SFAS 143, we will adopt this new accounting standard on January 1, 2003. We believe the adoption of SFAS 143 will not have a material impact on our financial statements.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. As required by SFAS 144, we will adopt this new accounting standard on January 1, 2002. We believe the adoption of SFAS 144 will not have a material impact on our financial statements.

Note 2 - Receivables And Allowance For Credit Losses

The contractual maturities of outstanding receivables, excluding Caterpillar notes receivable, at December 31, 2001 were:

Amounts due in	Installment Contracts	Finance Leases	Notes	Total

2002	$1,473	$1,478	$3,048	$5,999
2003	998	981	896	2,875
2004	553	594	656	1,803
2005	238	276	298	812
2006	74	114	198	386
Thereafter	7	164	560	731
	3,343	3,607	5,656	12,606
Residual value	-	954	-	954
Less: Unearned Income	343	569	150	1,062

Total	$3,000	$3,992	$5,506	$12,498

Receivables generally may be repaid or refinanced without penalty prior to contractual maturity. We also sell receivables. Accordingly, this presentation should not be regarded as a forecast of future cash collections.

The average interest rate on finance receivables was 8.72% for 2001 (8.39% excluding the recognition of unamortized discounts on trade receivables purchased from Caterpillar that paid before maturity) compared with 8.88% for 2000. This rate is computed by dividing finance income by the average finance receivable balance, net of unearned income. The tax benefits of governmental lease purchase contracts and tax-oriented leases are not included in these computed interest rates.

Impaired loans or finance leases

A loan or finance lease is considered impaired when the investment in the contract or equipment exceeds the expected proceeds, including disposition of underlying collateral if applicable.

	2001	2000	1999
Total investment in impaired loans/finance leases at December 31,	$259	$ 265	$ 95
Less: Fair value of underlying collateral	167	198	41
Potential loss on impaired loans/finance leases	$ 92	$ 67	$ 54

Average investment in impaired loans/finance leases	$ 323	$ 144	$ 106

Allowance for credit losses activity for the year ended December 31,

	2001	2000	1999
Balance at beginning of year	$ 163	$ 134	$ 111
Provision for credit losses	97	62	60
Receivables written off, net of recoveries	(72)	(28)	(31)
Adjustment related to sale of finance receivables	(3)	-	(5)
Foreign currency translation adjustment	(8)	(5)	(1)

Balance at end of year	$ 177	$ 163	$ 134

Note 3 - Investment In Financing Leases

The components of net investment in financing leases at December 31, were as follows:

	2001	2000	1999
Total minimum lease payments receivable	$3,607	$3,477	$3,493
Estimated residual value of leased assets:
Guaranteed	272	283	261
Unguaranteed	682	713	718
	4,560	4,473	4,472
Less: Unearned Income	569	573	596

Net investment in financing leases	$3,992	$3,900	$3,876

Note 4 - Securitized Assets

In September 2000, the FASB issued Statement of Financial Accounting Standard No. 140 (SFAS 140) "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures. The provisions of this statement are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The impact of SFAS 140 was immaterial.

Securitized receivables at December 31, were as follows:

	2001	2000	1999
Wholesale receivables	500	710	750
Installment sale contracts	528	366	753
Finance Leases	88	81	157

Total securitized receivables	$1,116	$1,157	$1,660

These receivables are not available to pay our creditors.

We purchase Caterpillar North American dealer receivables at a discount. The discount is an estimate of the amount of income that would be earned at a market rate on the receivables over their expected life. We then sell a portion of the dealer receivables into private-placement, revolving securitization facilities. Discount on the portion of the receivables that are not sold is amortized on an effective yield basis over the life of the receivables and recognized as Wholesale finance income. For the sold portion of the receivables, a gain is recorded for the difference between their fair value and related carrying value and included in Other income. Because the receivables are short-term in nature, the gain is principally the difference between the unearned discount on the sold portion less the related costs over their remaining term. We also receive an annual fee of 1% of the average outstanding principal balance to service the sold receivables. During 2001, a pretax gain on the sale of dealer receivables of $33 was recognized. Significant assumptions used to estimate the fair value of dealer receivables sold in 2001 include a 7.2% discount rate, a 1 month weighted average maturity, a prepayment rate of 0% and expected credit losses of 0%.

During the third quarter of 2001, we securitized retail installment sale contracts and finance leases into a public asset backed securitization facility. These finance receivables, which are held in a securitization trust, are secured by new and used equipment. We retained servicing responsibilities and subordinated interests related to this securitization. Subordinated interests include $10 in certificates, a reserve account with an initial fair value of $5 and an interest in future excess cash flows with an initial fair value of $20. These excess cash flows arise after the investors in the securitization receive their contractual return. Our retained interests are generally subordinate to the investors' interests. Net proceeds received were $630 and a net gain of $21 was recognized on this transaction. Significant assumptions used to estimate the fair value of the subordinated certificates in this transaction include a 6.31% discount rate, a prepayment rate of 14%, and expected credit losses of 0.55%. Significant assumptions used to estimate the fair value of the excess cash flows and the reserve account in this transaction include a 13.61% discount rate, a prepayment rate of 14%, a weighted average maturity of 33 months, and expected credit losses of 0.55%.

During 2001, we also serviced finance receivables in the form of installment sales contracts and finance lease contracts that we securitized in 1999, for which we receive an annual servicing fee of 1% of the average outstanding principal balance. Significant assumptions used to estimate the fair value of the subordinated certificates in this transaction include a 6.90% discount rate, a prepayment rate of 14%, and expected credit losses of .48%. Significant assumptions used to estimate the fair value of the excess cash flows and the reserve account in this transaction include a 13.61% discount rate, a prepayment rate of 14%, a weighted average maturity of 18 months, and expected credit losses of .48%.

As of December 31, 2001, the subordinated retained interests in the 2001 and 1999 public securitizations totaled $51 and had a weighted average maturity of 41 months.

The investors and the securitization trusts have no recourse to other assets for failure of debtors to pay when due.

Cash flows in 2001 related to securitizations consisted of:

	Dealer Receivables	Finance Receivables
Proceeds from initial sales of receivables	$ -	$ 630
Proceeds from subsequent sales of receivables into revolving facility	$2,477	$ -
Servicing fees received	$ 5	$ 6

Characteristics of the dealer receivables and finance receivables securitizations as of and for the year ended December 31, 2001 were:

	Dealer Receivables	Finance Receivables
Principal balance at year end	$ 500	$ 615
Average balance during 2001	$ 504	$ 836
Loans > 30 days past due at year end	$ -	$ 31
Net credit losses during the year	$ -	$ 3
Weighted average maturity (in months) at year end	1	26

To estimate the impact on our income of changes to the key economic assumptions used to estimate the fair value of residual cash flows in retained interests, we use a software application that computes a "shocked" fair value of retained interests. The difference between the current fair value and the "shocked" fair value is an estimate of our sensitivity to a change in the assumption. We determine the "shocked" fair value by applying 10 percent and 20 percent adverse changes to individual assumptions used to calculate the fair value at December 31, 2001. This estimate does not adjust for other variations that may occur should one of the assumptions actually change. Accordingly, no assurance can be given that actual results would be consistent with the results of our estimate. At December 31, 2001, key economic assumptions used to determine the current fair value of residual cash flows in retained interests were a prepayment rate of 14%, expected credit losses of .48% - .55%, cash flow discount rates on subordinate traunches of 6.31%-6.90% and a cash flow discount rate on other retained interests of 13.61%. The impact of 10% and 20% adverse changes in those assumptions had no material effect on the fair value of retained interests.

Note 5 - Equipment On Operating Leases

Components of equipment on operating leases, less accumulated depreciation, at December 31, were as follows:

	2001	2000	1999
Equipment on operating leases, at cost	$2,070	$1,611	$1,260
Less: Accumulated depreciation	593	463	390

Equipment on operating leases, net	$1,477	$1,148	$ 870

At December 31, 2001, scheduled minimum rental payments for operating leases were as follows:

2002	2003	2004	2005	2006	Thereafter	Total
$375	$267	$156	$73	$23	$9	$903

Note 6 - Concentration Of Credit Risk

Our receivables are primarily comprised of receivables under installment sale contracts, receivables arising from leasing transactions and notes receivable. Percentages of the total value of our portfolio represented by each financing plan at December 31, were as follows:

	2001	2000	1999
Retail Financing:
Finance (non-tax) leases	18%	20%	23%
Installment sale contracts	21%	22%	21%
Tax leases	19%	16%	16%
Customer loans	17%	16%	16%
Dealer loans	8%	8%	6%
Government lease-purchase contracts	1%	1%	1%
Wholesale Financing	16%	17%	17%

Receivables from customers in construction-related industries made up approximately one-third of total finance receivables at December 31, 2001, 2000 and 1999. No single customer or dealer represents a significant concentration of credit risk. We typically maintain a security interest in retail financed equipment and require physical damage insurance coverage on all financed equipment. For information concerning business segments see Note 16.

Note 7 - Credit Lines

At December 31, 2001, we had the following credit lines available:

One syndicated revolving credit line. One revolving credit line, used to support our commercial paper and commercial paper guarantees totaling $4,250, is shared with Caterpillar under the following allocation:

	Five-year	364-day
	Facility	Facility	Total
Caterpillar	$ 300	$ 300	$ 600
Caterpillar Financial Services Corp.	1,825	1,825	3,650
Total	$2,125	$2,125	$4,250

The five-year facility expires on Sept. 26, 2006; the 364-day facility expires on Sept. 26, 2002.

At December 31, 2001, there were no borrowings under these lines.

Short-term credit lines from banks. These credit lines total $534 and will be eligible for renewal at various dates throughout 2002. They are used for bank borrowings and as support for our outstanding commercial paper and commercial paper guarantees. We had $126 outstanding against these credit lines at December 31, 2001.

Variable amount lending agreements with Caterpillar. Under these agreements, we may borrow up to $821 from Caterpillar, and Caterpillar may borrow up to $665 from us. The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days' notice. We had borrowings of $204 and loans receivable of $322 outstanding at December 31, 2001. Please refer to Note 14 for more information concerning activity under these lines.

The revolving credit facilities require us to maintain a consolidated ratio of profit before taxes plus fixed charges to fixed charges at no less than 1.15 to 1 for each quarter; total debt to total stockholder's equity, as defined by agreement, may not exceed 8.0 to 1 at year-end (8.5 to 1 moving six-month average at other than year-end); and tangible net worth must be at least $20. At December 31, 2001, we were in compliance with these requirements.

Note 8 - Short-Term Borrowings

Short-term borrowings outstanding at December 31 were comprised of the following:

	2001		2000		1999
	Balance	Avg. Rate	Balance	Avg. Rate	Balance	Avg. Rate

Commercial paper, net	$3,470	1.96%	$3,132	5.9%	$2,778	5.5%
Payable to banks, net	126	6.46%	92	7.1%	88	5.8%
Other	120	3.41%	110	6.8%	97	5.8%
Total	$3,716		$3,334		$2,963

Additional information about our short-term debt is as follows for the years ended December 31:

	2001	2000	1999
Average short-term borrowings	$3,642	$2,952	$2,773
Weighted average annual interest rate	4.61%	6.2%	5.2%
Cash paid for interest	$193	$147	$148

Note 9 - Long-Term Borrowings

During 2001, we issued $3,342 of medium-term notes, of which $1,521 were at fixed interest rates and $1,821 were at floating interest rates, primarily indexed to LIBOR. At December 31, 2001, the average weighted interest rate on outstanding medium-term notes was 5.42%, with remaining maturities ranging up to 14 years. Also included in long-term debt is $33 of bank borrowings with an average interest rate of 5.14% and a remaining maturity of four years. Cash paid for interest on long-term debt in 2001, 2000 and 1999 was $521, $527 and $403, respectively.

Long-term debt outstanding at December 31, 2001 matures as follows:

2002	$3,058
2003	3,141
2004	812
2005	406
2006	826
Thereafter	859

Total	$9,102

Note 10 - Derivative Financial Instruments And Risk Management

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

SFAS 137, issued in June 1999, deferred implementation of SFAS 133 until January 1, 2001. We adopted these new standards effective January 1, 2001. In June 2000, the FASB amended portions of SFAS 133 by issuing Statement of Financial Accounting Standards No. 138. Implementation caused an $11 decrease in other comprehensive income and a decrease in net profit of less than $1.

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

Foreign Currency Exchange Rate Risk

In managing foreign currency, our objective is to minimize (offset) earnings volatility resulting from the remeasurement of net foreign currency balance sheet positions. Our policy allows the use of foreign currency forward contracts to offset the risk of currency mismatch between our receivable and debt portfolio. All such foreign currency forward contracts are undesignated. Gains on the undesignated contracts of $43 were recorded in Other income for the year ended December 31, 2001. These amounts were mostly offset by remeasurement of our net foreign currency balance sheet position which is also recorded in Other income.

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

We have a "match funding" policy whereby the interest rate profile (fixed rate or floating rate) of our debt portfolio largely matches the interest rate profile of our receivable portfolio within established guidelines. In connection with that policy, we use interest rate derivative instruments to modify the debt structure to match the receivable portfolio. This "match funding" reduces the volatility of margins between interest-bearing assets and interest-bearing liabilities, regardless of which direction interest rates move. We also use these instruments to gain an economic and/or competitive advantage through lower cost of borrowed funds. This is accomplished by changing the characteristics of existing debt instruments or entering into new agreements in combination with the issuance of new debt.

We utilize floating-to-fixed, fixed-to-floating, and floating-to-floating interest rate swaps to meet our "match funding" policy. To support hedge accounting, we designate fixed-to-floating interest rate swaps as fair value hedges of the fair value of our fixed rate debt at the inception of the contract. Our hedge accounting is further supported by designating most floating-to-fixed interest rate swaps as cash flow hedges of the variability of future cash flows. A portion of our floating-to-fixed interest rate swaps used to establish hedge relationships are undesignated due to functional currency restrictions of SFAS 133.

As fixed-to-floating interest rate swaps are 100% effective, gains during the year ended December 31, 2001 on designated interest rate derivatives of $44 were offset completely by losses in hedged debt of $44 in Other income.

For the year-to-date a loss of $1 was included in Other income for both the ineffectiveness on our floating-to-fixed interest rate swaps designated as cash flow hedges and our mark-to-market on undesignated floating-to-fixed and floating-to-floating interest rate swaps.

Based on current market conditions, $30 of deferred net losses included in accumulated other comprehensive loss at December 31, 2001 is expected to be reclassified to interest expense over the next twelve months as interest expense is accrued on our floating-to-fixed interest rate swaps. No cash flow hedges were discontinued during the year ended December 31, 2001.

Note 11 - Commitments And Contingent Liabilities

We are contingently liable under loan guarantees for Caterpillar and have agreed to repurchase loans of certain Caterpillar dealers in the event of default. These guarantees have terms ranging up to two years and are secured by dealer assets or Caterpillar equipment. No loss has been experienced nor is any anticipated under these guarantees. The total guarantees and amounts outstanding at December 31 are as follows:

	2001	2000	1999
Guarantees with Caterpillar dealers	$ 195	$ 210	$215
Guarantees with Caterpillar	179	179	175

Total guarantees	$374	$ 389	$390

Outstanding with Caterpillar dealers	$ 177	$ 194	$ 129
Outstanding with Caterpillar	7	22	4
Total outstanding	$184	$ 216	$133

We are party to agreements in the normal course of business with selected customers and dealers in which we commit to provide a set dollar amount of financing on a pre-approved basis. We also provide lines of credit to selected customers and dealers, of which a portion remains unused as of December 31, 2001. Commitments and lines of credit generally have fixed expiration dates or other termination clauses. It has been our experience that not all commitments and lines of credit will be used. Management applies the same credit policies when making commitments and granting lines of credit as it does for any other financing. We do not require collateral for these commitments/lines, but if credit is extended, collateral may be required upon funding. The amount of the unused commitments and lines of credit as of December 31, 2001 was $2,141 compared to $1,782 at December 31, 2000 and $1,886 at December 31, 1999.

We are party to various litigation matters and claims, and, while the results cannot be predicted with certainty, management believes the final outcome of such matters and claims will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

Note 12 - Income Taxes

The components of the provision for income taxes were as follows for the years ended December 31,:

	2001	2000	1999
Current tax provision:
U.S. federal taxes	$ 71	$ 38	$ 43
Foreign taxes	22	12	13
U.S. state taxes	2	3	4
	95	53	60

Deferred tax provision (credit):
U.S. federal taxes	21	30	9
Foreign taxes	1	1	6
U.S. state taxes	2	-	-
	24	31	15

Total provision for income taxes	$119	$ 84	$ 75

Cash paid for taxes	$ 74	$ 53	$157

Current tax provision is the amount of income taxes reported or expected to be reported on our tax returns. Under our tax sharing agreement with Caterpillar we have paid to, or received from Caterpillar, our allocated share of income taxes or credits to Caterpillar each quarter.

Differences between accounting rules and tax laws cause differences between the bases of certain assets and liabilities for financial reporting and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities netted by tax jurisdiction and taxpayer. Our consolidated deferred taxes consisted of the following components at December 31:

	2001	2000	1999
Deferred tax assets:
Allowance for credit losses	$ 47	$ 45	$ 35
Alternative fuel tax credit	-	-	-
Expected foreign tax credit	11	10	16
Net operating loss carryforwards	6	7	7
FAS 133 adjustment	19	-	-
	83	62	58

Deferred tax liabilities - primarily depreciation	(164)	(126)	(90)
Valuation allowance for deferred tax assets	(6)	(7)	(7)
	(170)	(133)	(97)

Deferred taxes - net	$(87)	$(71)	$(39)

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

The provision for income taxes was different than would result from applying the U.S. statutory rate to Profit before income taxes for the years ended December 31, for the reasons set forth in the following reconciliation:

	2001	2000	1999
Taxes computed at U.S. statutory rates	$ 116	$ 85	$ 71
Increases (decreases) in taxes resulting from:
Finance income not subject to federal taxation	(4)	(4)	(3)
State income taxes, net of federal taxes	3	2	3
Subsidiaries' results subject to tax rates other than U.S. statutory rates	5	2	4
Other, net	(1)	(1)	-

Provision for income taxes	$119	$ 84	$ 75

The domestic and foreign components of Profit before income taxes for the years ended December 31, were as follows:

	2001	2000	1999
Domestic	$271	$206	$163
Foreign	60	37	40

Total	$331	$243	$203

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

Interest rate swaps - fair value is estimated based upon the amount we would receive or pay to terminate the agreements as of December 31.

Forward exchange contracts - carrying amount is a reasonable estimate of fair value.

The estimated fair values of financial instruments at December 31 are as follows:

	2001			2000	1999
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Finance receivables, net (excluding tax leases (1))	$ 11,152	$11,162	$ 10,694	$10,785	$ 9,740	$ 9,719

Long-term debt	$ (9,102)	$ (9,221)	$ (8,307)	$ (8,422)	$(7,522)	$(7,444)

Interest rate swaps:
In a net receivable position	$ 58	$ 58	$ 8	$ 27	$ 22	$ 29
In a net payable position	$ (71)	$ (71)	$ -	$ (25)	$ (1)	$ (7)

Forward exchange contracts:
In a net gain position	$ 3	$ 3	$ 12	$ 12	$ 70	$ 70
In a net loss position	$ (7)	$ (7)	$ (28)	$ (28)	$ (3)	$ (3)

  Excluded items have a net carrying value of $964 at December 31, 2001, $1,101 at December 31, 2000 and $1,020 at December 31, 1999.

Note 14 - Transactions With Related Parties

We have a Support Agreement with Caterpillar which provides that Caterpillar 1) will remain, directly or indirectly, our sole owner, 2) cause us to maintain a net worth of at least $20 and 3) ensure that we maintain a ratio of earnings and interest expense (as defined) to interest expense of not less than 1.15 to 1. In 2001, Caterpillar did not make any capital contributions. Although this agreement can be modified or terminated by either party, any modification or termination which would adversely affect holders of our debt is required to be approved by holders of 66-2/3% of the aggregate outstanding debt. Caterpillar's obligation under this agreement is not directly enforceable by any of our creditors and does not constitute a guarantee of any of our obligations.

We have variable amount lending agreements with Caterpillar. Under these agreements, we may borrow up to $821 from Caterpillar, and Caterpillar may borrow up to $500 from us. The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days' notice. Information concerning these agreements is as follows:

	2001	2000	1999
Notes payable at December 31,	$204	$317	$311
Notes receivable at December 31,	$322	$390	$333
Interest paid	$ 12	$ 23	$ 11
Interest earned	$ 17	$ 25	$ 13

We were contingently liable under guarantees of securities of Caterpillar totaling $179 at December 31, 2001, $179 at December 31, 2000, and $175 at December 31, 1999. Of these guarantees, the amount outstanding was $7 at December 31, 2001, $22 at December 31, 2000, and $4 at December 31, 1999.

We enter into forward exchange contracts with Caterpillar to hedge our U.S. dollar denominated positions in Australia against currency fluctuations. These contracts have terms generally ranging up to three months. These contracts totaled $1 at December 31, 2001, $2 at December 31, 2000, and $3 at December 31, 1999.

We have agreements with Caterpillar to purchase, at a discount, certain receivables generated by sales of products to Caterpillar dealers. Information pertaining to these purchases is as below:

	2001	2000	1999
Purchases made	$10,987	$9,453	$7,727
Discounts earned	$ 183	$ 173	$ 103
Servicing fees paid	$ -	$ 2	$ 6
Balance at December 31,	$ 1,325	$1,436	$1,173

Under this program, we use a portion of collections each week to purchase additional receivables. The effective interest rate on these receivables was 5.35% at December 31, 2001.

We participate in certain marketing programs sponsored by Caterpillar by providing financing to customers at rates below standard rates. Under these programs, Caterpillar subsidizes an amount at the outset of the transaction, which we then recognize as income over the term of the financing. During 2001, we billed $211 to Caterpillar relative to such programs, compared with $209 in 2000, and $340 in 1999.

Caterpillar provides us with certain operational and administrative support, which is integral to the conduct of our business. Our employees are covered by various benefit plans, including pension/post-retirement plans, administered by Caterpillar. We reimburse Caterpillar for these charges, which amounted to $10 during 2001 and $7 during 2000 and 1999. Other corporate services for which we reimburse Caterpillar amounted to $10 for the year ended December 31, 2001 and 2000, and $12 for the year ended December 31, 1999.

We provide administrative support and office space to certain Caterpillar subsidiaries. Caterpillar reimburses us for these charges which amounted to $7 for 2001 and 2000 and $3 in 1999.

We have a tax sharing agreement with Caterpillar under which we combine our tax position with Caterpillar's when appropriate. When we combine our tax positions under this agreement, we pay to or receive from Caterpillar our allocated share of income taxes or credits.

Note 15 - Leases

We lease certain offices and other property through operating leases. Rental expense is charged to operations as incurred. Total rental expense for operating leases was $12, $17 and $14 for 2001, 2000, and 1999, respectively. At December 31, 2001, minimum payments for operating leases having initial non-cancelable terms in excess of one year are:

2002	$12
2003	12
2004	11
2005	10
2006	9
Thereafter	67
Total	$121

Note 16 - Segment Information

Basis for segment information

Our segment data is based on disclosure requirements of Statement of Financial Accounting Standard No. 131 (SFAS 131), which requires that financial information be reported on the basis that is used internally for measuring segment performance. Internally, we report information for operating segments based on management responsibility. The four segments offer primarily the same types of services (see Note 1).

On July 1, 2001, we reorganized from three segments to the four segments below. In previous periods the Marine division was included in the Europe segment, and Australia and Asia were included as part of Diversified Services. Information for prior years has been reclassified to conform to the new structure.
    North America: We have offices in the United States and Canada that serve local dealers and customers.
    Europe: We have offices throughout Europe that serve European dealers and customers.
    Austral-Asia: We have offices in Asia and Australia that serve local dealers and customers.
    Diversified Services: Included is our Global accounts division, which primarily provides cross-border financing to customers in countries in which we have no local presence, our Marine services division, which primarily finances marine vessels with Caterpillar engines, and our offices in Latin America that serve local dealers and customers.

Debt and other expenses for the Global accounts and Marine services divisions are allocated to the Diversified Services segment from the North America and Austral-Asia segments based on their respective portfolios. The related interest expense is calculated based on the amount of allocated debt at current market rates.

The financial data is presented in accordance with accounting principles generally accepted in the United States of America. Inter-segment amounts reflected in the tables result principally from lending activities between segments. A smaller amount results from charges between segments for services provided.

2001	North America	Europe	Austral- Asia	Diversified Services	Total
Revenue from external customers	$ 1,107	239	44	230	$ 1,620
Inter-segment revenue	$ 46	2	1	-	$ 49
Net profit	$ 173	21	2	16	$ 212
Interest expense	$ 509	93	18	117	$ 737
Depreciation expense	$ 244	72	8	10	$ 334
Income tax expense	$ 102	8	2	7	$ 119
Assets	$ 10,500	2,740	549	2,984	$16,773
Expenditures for assets	$ 590	188	58	29	$ 865

2000	North America	Europe	Austral- Asia	Diversified Services	Total
Revenue from external customers	$ 951	205	42	245	$ 1,443
Inter-segment revenue	$ 45	3	-	-	$ 48
Net profit	$ 133	12	2	12	$ 159
Interest expense	$ 528	89	21	154	$ 792
Depreciation expense	$ 166	62	5	10	$ 243
Income tax expense	$ 67	5	1	11	$ 84
Assets	$ 9,693	2,308	433	2,710	$15,144
Expenditures for assets	$ 491	151	15	12	$ 669

1999	North America	Europe	Austral- Asia	Diversified Services	Total
Revenue from external customers	$ 772	193	43	203	$ 1,211
Inter-segment revenue	$ 51	1	-	-	$ 52
Net profit	$ 107	12	2	7	$ 128
Interest expense	$ 425	79	22	118	$ 644
Depreciation expense	$ 129	57	6	8	$ 200
Income tax expense	$ 61	7	2	5	$ 75
Assets	$ 9,236	2,141	469	2,675	$14,521
Expenditures for assets	$ 321	145	6	18	$ 490

Reconciliation:

Interest expense	2001	2000	1999
Interest expense from segments	$ 737	$ 792	$ 644
Inter-segment interest expense	(49)	(48)	(52)
Total interest expense	$ 688	$ 744	$ 592

Assets	2001	2000	1999
Assets from segments	$16,773	$15,144	$ 14,521
Investment in subsidiaries	(694)	(591)	(605)
Inter-segment balances	(1,085)	(748)	(1,422)
Total assets	$14,994	$13,805	$12,494

Inside and outside the United States:

Revenue	2001	2000	1999
Inside U.S.	$1,202	$1,095	$ 849
Outside U.S.	418	348	362
	$1,620	$1,443	$1,211

Property and Equipment, Net	2001	2000	1999
Inside U.S.	$1,051	$ 795	$ 596
Outside U.S.	499	393	306
	$1,550	$1,188	$ 902

Note 17 - Selected Quarterly Financial Data (Unaudited)

2001	First quarter	Second quarter	Third quarter	Fourth quarter
Total revenues	$396	$402	$425	$397
Profit before taxes	$ 79	$ 72	$109	$ 71
Net profit	$ 51	$ 46	$ 68	$ 47

2000
Total revenues	$325	$352	$384	$382
Profit before taxes	$ 59	$ 51	$ 66	$ 67
Net profit	$ 38	$ 34	$ 43	$ 44

1999
Total revenues	$286	$299	$310	$316
Profit before taxes	$ 55	$ 49	$ 58	$ 41
Net profit	$ 35	$ 31	$ 37	$ 25

Note 18 - Subsequent Event

On February 1, 2002, the Company announced the signing of an agreement to purchase substantially all of the assets and business of FCC Equipment Financing, Inc. (FCC), a commercial finance company specializing in direct financing and leasing of heavy equipment in the construction industry. Net assets of approximately $246 were purchased for approximately $248. Of the $246 in net assets, approximately $230 is comprised of finance leases with the balance being tax leases.