Form 10-Q
period 2002-03-31
CATERPILLAR FINANCIAL SERVICES CORP
filed 2002-05-03
CIK 764764

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Yes X No

At March 31, 2002 one share of common stock of the Registrant was outstanding.

HIGHLIGHTS: FIRST QUARTER 2002 VS. FIRST QUARTER 2001

  Revenues were $380 million, a decrease of $16 million or 4 percent compared with the same period last year.
  Profit after tax was $53 million, up $2 million or 4 percent from a year ago.
  New retail financing of $1.47 billion decreased $20 million or 1 percent from the first quarter last year.
  Past dues over 30 days were 4.8 percent compared with 3.1 percent at March 31, 2001.
  Write-offs of bad debts exceeded recoveries by $19 million during the first quarter of 2002 compared to $10 million during the same period last year.

"We are pleased with our continued growth in profitability in a challenging economic environment worldwide, " said James S. Beard, vice president of Caterpillar Inc. and president of Cat Financial.

Caterpillar Financial Services Corporation

Form 10-Q for the Quarter Ended March 31, 2002

Part I FINANCIAL INFORMATION *

Item 1. Financial Statements *

Consolidated Statement of Financial Position* (Millions of Dollars) *

Consolidated Statement of Profit *

Consolidated Statement Of Changes in Equity *

Consolidated Statement of Cash Flows *

Notes to Financial Statements *

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition *

PART II. OTHER INFORMATION *

Item 6. Exhibits and Reports on Form 8-K *

Signatures *

Part I FINANCIAL INFORMATION

Item 1. Financial Statements

In addition to our accompanying unaudited consolidated financial statements, we suggest that you read our Annual Report on Form 10-K. Although not incorporated by reference in this document, additional information about us is available in our 2001 Annual Report and at http://www.cat.com/services/shared/cat_financial/. The documents mentioned above are available by writing to: Legal Dept., Caterpillar Financial Services Corp.; 2120 West End Ave.; Nashville, TN 37203-0001.

Caterpillar Financial Services Corporation

Consolidated Statement of Financial Position*
(Millions of Dollars)
	March 31,	Dec. 31,	March 31,
	2002	2001	2001
Assets:
Cash and cash equivalents	$ 117	$ 119	$ 62
Finance receivables
Retail notes receivable	3,550	3,377	2,951
Wholesale notes receivable	2,262	2,279	2,656
Notes receivable from Caterpillar Inc.	324	322	459
Investment in finance receivables - Retail	7,887	7,785	7,711
Investment in finance receivables - Wholesale	109	119	116
	14,132	13,882	13,893
Less: Unearned income	1,026	1,062	1,129
Allowance for credit losses	186	177	160
	12,920	12,643	12,604

Equipment on operating leases,
less accumulated depreciation	1,577	1,477	1,182
Deferred income taxes	10	13	13
Other assets	744	742	699
Total assets	$15,368	$14,994	$14,560

Liabilities and stockholder's equity:
Payable to dealers and others	$ 87	$ 115	$ 82
Payable to Caterpillar Inc. - Other	2	10	18
Accrued interest payable	159	150	179
Income taxes payable	6	16	27
Other liabilities	39	42	25
Payable to Caterpillar Inc. - Borrowings	210	204	227
Short-term borrowings	3,497	3,716	3,810
Current maturities of long-term debt	2,946	3,058	2,706
Long-term debt	6,706	6,044	5,926
Deferred income taxes	115	100	73
Total liabilities	13,767	13,455	13,073

Common stock - $1 par value
Authorized: 2,000 shares
Issued and outstanding: One share	745	745	745
Retained Earnings	1,007	954	893
Accumulated other comprehensive loss	(151)	(160)	(151)
Total stockholder's equity	1,601	1,539	1,487

Total liabilities and stockholder's equity	$15,368	$14,994	$14,560

*Unaudited except for December 31, 2001.
See Notes to the Consolidated Financial Statements (unaudited)

Caterpillar Financial Services Corporation

Consolidated Statement of Profit

(Unaudited)

(Millions of Dollars)

	March 31,	March 31,
	2002	2001
Revenues:
Wholesale finance	$ 38	$ 75
Retail finance	198	213
Rental	120	91
Other	24	17
Total revenues	380	396

Expenses:
Interest	128	194
Depreciation on equipment leased to others	91	69
General, operating and administrative	47	42
Provision for credit losses	28	11
Other expense	2	1
Total expenses	296	317

Profit before income taxes	84	79

Provision for income taxes	31	28
Profit	$ 53	$ 51

See Notes to the Consolidated Financial Statements (unaudited)

Caterpillar Financial Services Corporation

Consolidated Statement Of Changes in Equity

(Unaudited)

(Millions of Dollars)

Three Months Ended
	March 31,		March 31,
	2002		2001

Paid-in capital:
Balance at January 1	$ 745		$ 745
Balance at March 31	745		745

Retained earnings:
Balance at January 1	954		842
Profit	53	$ 53	51	$ 51
Balance at March 31	1,007		893

Accumulated other comprehensive income (loss):
Balance at January 1	(160)		$ (90)
Foreign currency translation adjustment	(7)	(7)	(37)	(37)
Gain/loss on derivative instruments	5	5	(25)	(25)
Gain/loss on derivative instruments reclassed to earnings	11	11	1	1
Comprehensive income (loss)		$ 62		$ (10)
Balance at March 31	(151)		(151)

Total equity	$1,601		$1,487

See Notes to the Consolidated Financial Statements (unaudited)

Caterpillar Financial Services Corporation

Consolidated Statement of Cash Flows

(Unaudited)
(Millions of Dollars)
Three months Ended

	March 31,	March 31,
	2002	2001
Cash flows from operating activities:
Profit	$ 53	$ 51
Adjustments for non-cash items:
Depreciation on equipment leased to others	91	69
Depreciation on non-leased equipment	4	5
Provision for credit losses	28	11
Deferred income taxes	15	3
Other	8	22
Change in assets and liabilities:
Receivables from customers and others	18	(85)
Payable to dealers and others	(37)	1
Accrued interest payable	(26)	33
Income taxes payable	(10)	20
Other, net	(8)	(28)
Net cash provided by operating activities	136	102

Cash flows from investing activities:
Acquisitions, net of cash acquired	(245)	-
Additions to property and equipment	(238)	(173)
Disposals of equipment	97	87
Additions to finance receivables	(3,698)	(4,561)
Collections of finance receivables	2,914	3,291
Proceeds from sales of receivables	665	717
Notes receivable from Caterpillar Inc.	(19)	(38)
Investment in Partnerships	-	(270)
Other, net	(1)	(11)
Net cash used for investing activities	(525)	(958)

Cash flows from financing activities:
Payable to Caterpillar Inc. - Borrowings	8	(77)
Proceeds from long-term debt	1,390	1,016
Payments on long-term debt	(820)	(699)
Short-term borrowings, net	(192)	579
Net cash provided by financing activities	386	819

Effect of exchange rate changes on cash	1	(2)

Net change in cash and cash equivalents	(2)	(39)

Cash and cash equivalents at beginning of period	119	101

Cash and cash equivalents at end of period	$ 117	$ 62

Cash paid for interest	$ 94	$ 165
Cash paid for income taxes	$ 36	$ 3

See Notes to the Consolidated Financial Statements (unaudited)

Notes to Financial Statements

A. Use of estimates in preparation of Financial Statements

We believe this information reflects all adjustments, including only normal and recurring accruals, necessary for a fair statement of the consolidated statements of financial position, profit, changes in equity, and cash flows for the periods presented. Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts. Actual results may differ from these estimates and the results for interim periods do not necessarily indicate the results we expect for the year.

Certain amounts for prior periods have been reclassified to conform to the 2002 presentation.

  Supplemental segment data for the three months ended March 31,

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

Europe: We have offices and a Marine services division in Europe to serve European dealers and customers.

Austral-Asia: We have offices in Asia and Australia that serve local dealers and customers.

Diversified Services: Included is our Global accounts division, which primarily provides cross-border financing to customers in countries in which we have no local presence; Marine services, which primarily finances marine vessels with Caterpillar engines for all countries outside of Europe; and our offices in Latin America that serve local dealers and customers. Also included is Cat Power Finance which finances Cat electrical power generation, gas compression and co-generation systems, as well as non-Cat equipment powered by Cat engines.

Due to accounting differences in the presentation of supplemental data and our GAAP-based external statements, total segment information may not equal amounts reflected in our GAAP statements.
2002	North America	Europe	Austral- Asia	Diversified Services	Total
Revenue from external customers	$ 258	64	13	45	$ 380
Inter-segment revenue	$ 13	-	-	-	$ 13
Profit	$ 41	8	1	3	$ 53
Assets	$10,876	2,864	543	3,005	$17,288

2001	North America	Europe	Austral- Asia	Diversified Services	Total
Revenue from external customers	$ 266	58	10	62	$ 396
Inter-segment revenue	$ 16	1	-	-	$ 17
Profit	$ 40	5	1	5	$ 51
Assets	$10,958	2,480	404	2,928	$16,770

C. Derivative Instruments and Hedging Activities

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

Foreign Currency Exchange Rate Risk

In managing foreign currency, our objective is to minimize (offset) earnings volatility resulting from the remeasurement of net foreign currency balance sheet positions. Our policy allows the use of foreign currency forward contracts to offset the risk of currency mismatch between our receivable and debt portfolio. All such foreign currency forward contracts are undesignated. Gains on the undesignated contracts of $15 million were recorded in Other income for the quarter ended March 31, 2002. These amounts were mostly offset by remeasurement of our net foreign currency balance sheet position which is also recorded in Other income.

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

As fixed-to-floating interest rate swaps are 100% effective, gains during the quarter ended March 31, 2002 on designated interest rate derivatives of $34 million were offset completely by losses on hedged debt of $34 million in Other income.

For the quarter ended March 31, 2002, a gain of less than $1 million was included in Other income for both the ineffectiveness on our floating-to-fixed interest rate swaps designated as cash flow hedges and our mark-to-market on undesignated floating-to-fixed and floating-to-floating interest rate swaps.

Based on current market conditions, $21 million of deferred net losses included in accumulated other comprehensive income at March 31, 2002 is expected to be reclassified to interest expense over the next twelve months as interest expense is accrued on our floating-to-fixed interest rate swaps. No cash flow hedges were discontinued during the quarter ended March 31, 2002.

D. Business combinations

In February 2002, we purchased for $245 million 100% of the voting equity and substantially all the assets and business of FCC Equipment Financing, Inc. (FCC), a Jacksonville, Florida commercial finance company specializing in direct financing and leasing of heavy equipment in the construction industry. The primary purpose of the acquisition was to increase our ability to meet the financing needs of our U.S. customers through direct lending for construction and related equipment. The company will continue to operate under the name FCC Equipment Financing, Inc. Two months of FCC operations are included in our first quarter consolidated results.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.
February 1,
2002

Finance receivables	$ 228
Equipment on operating leases	15
Other assets	1
Goodwill	2
Total assets acquired	246

Other liabilities	(1)
Total liabilities assumed	(1)

Net assets acquired	$ 245

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

THREE MONTHS ENDED MARCH 31, 2002 VS. THREE MONTHS ENDED MARCH 31, 2001

REVENUES

Total revenues for the first quarter of 2002 were $380 million. The decrease of $16 million over the same period last year was primarily the result of reduced financing income due to the lower interest rate environment, partially offset by increased operating lease revenue and a larger portfolio.

The annualized interest rate on finance receivables was 7.42% for the first quarter of 2002 compared with 9.47% for the first quarter of 2001 (7.34% and 9.08% excluding the recognition of unamortized discounts on trade receivables purchased from Caterpillar that paid before maturity). The tax benefits of governmental lease purchase contracts and tax-oriented leases are not included in these annualized interest rates.

Other income for the first quarter of 2002 was $24 million, an increase of $7 million from the same period last year (an increase of $6 million excluding the effect of the recognition of unamortized discounts on trade receivables purchased from Caterpillar that paid before maturity). Significant items included:

Increases of:	Gain on sale of receivables	$ 3 million
	Profit / Loss on terminations	$ 3 million
	Securitization related income	$ 2 million
	Exchange gain	$ 2 million
	Partnership income	$ 1 million
Decreases of:	Forward points on FX contracts	$ (7) million

EXPENSES

Interest expense for the first quarter of 2002 decreased $66 million over the same period last year. This decrease was primarily the result of a lower borrowing rate due to the lower interest rate environment, partially offset by increased borrowings. The average interest rate on borrowed funds was 4.02% for the first quarter of 2002 as compared to 6.50% for the first quarter of 2001.

Depreciation expense on equipment leased to others was up $22 million over the first quarter of 2001 due to an increase in operating leases.

General, operating and administrative expenses increased $5 million during the first quarter of 2002 as compared to the same period last year. This increase was primarily due to staff-related expenses. There were 1,088 employees at March 31, 2002, an increase of 90 from last year's first quarter, 37 of which resulted from the acquisition of FCC.

The provision for credit losses increased $17 million over the first quarter of 2001, resulting from an assessment of the adequacy of the allowance for credit losses considering the larger portfolio, actual write-offs, and a weakened global economy. The allowance for credit losses was 1.46% of finance receivables net of unearned income, at March 31, 2002, compared to 1.30% at March 31, 2001. The Notes receivable from Caterpillar Inc. are not included in this calculation.

PROFIT

Net profit for the first quarter of 2002 was $53 million, up $2 million from the first quarter of 2001, an $8 million increase excluding the effect of the recognition of unamortized discounts on trade receivables purchased from Caterpillar that paid before maturity. The increase resulted principally from a higher spread on the larger portfolio, partially offset by a larger provision for credit losses.

PORTFOLIO

The portfolio was $14,856 million at March 31, 2002, an increase of $709 million over the prior year.

Securitized receivables at March 31, were as follows:

	2002	2001
Wholesale receivables	500	540
Installment sale contracts	445	283
Finance Leases	73	69

Total securitized receivables	$1,018	$ 892

These receivables are not available to pay our creditors.

During the first quarter of 2002, we financed new retail transactions totaling $1,466 million as compared to $1,486 million during the first quarter of 2001. The decrease is primarily related to decreased financing in Europe and North America.

ALLOWANCE FOR CREDIT LOSSES

The following table shows activity related to the Allowance for Credit Losses for the three months ending:

	March 31, 2002	March 31, 2001
Balance at beginning of quarter	$177	$163
Provision for credit losses	28	11
Receivables written off, net of recoveries	(19)	(10)
Foreign currency translation adjustment	-	(4)
	$186	$160

Receivables that were past due over 30 days were 4.8% of the total receivables at March 31, 2002, as compared to 3.1% at March 31, 2001. The increase was primarily related to generally weak economic conditions and certain past due receivables in Latin America and our Marine services division. Bad debt write-offs, net of recoveries, were $19 million during the quarter compared with $10 million for the first quarter of 2001. We will continue to monitor the allowance for credit losses to provide for an amount we believe is adequate, after considering the value of any collateral, to cover uncollectible receivables.

CAPITAL RESOURCES AND LIQUIDITY

Operations for the first three months of 2002 were funded with a combination of bank borrowings, commercial paper, medium-term notes, proceeds from sales of receivables and retained earnings.

At March 31, 2002, we had the following credit lines available:

Two syndicated revolving credit lines. We have two global credit facilities totaling $4,250 million available to both Caterpillar and Cat Financial to support commercial paper programs. The facilities are allocated as follows:

	Five-year	364-day
	Facility	Facility	Total
Caterpillar	$ 300	$ 300	$ 600
Caterpillar Financial Services Corp.	1,825	1,825	3,650
Total	$2,125	$2,125	$4,250

The five-year facility expires on Sept 26, 2006; the 364-day facility expires on Sept. 26, 2002.

Subject to compliance with all debt covenants, we may use up to 90% of the available facilities while Caterpillar may use up to 100% of the available facilities.

At March 31, 2002, there were no borrowings under these lines, and we were in compliance with all debt covenants.

Short-term credit lines from banks. These credit lines total $585 million and will be eligible for renewal at various dates throughout 2002. They are used for bank borrowings and as support for our outstanding commercial paper and commercial paper guarantees. At March 31, 2002, we had $137 million outstanding against these credit lines compared to $126 million at December 31, 2001.

Variable amount lending agreements with Caterpillar. Under these agreements, we may borrow up to $816 million from Caterpillar, and Caterpillar may borrow up to $500 million from us. The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days' notice. We had notes payable of $210 million and notes receivable of $324 million outstanding at March 31, 2002 compared to notes payable of $204 million and notes receivable of $322 million at December 31, 2001.

Total outstanding borrowings. At March 31, 2002, total outstanding borrowings were $13,359 million, an increase of $337 million over December 31, 2001. Outstanding borrowings primarily include:

  $9,580 million of medium-term notes
  $3,219 million of commercial paper
  $ 210 million of notes payable to Caterpillar
  $ 169 million of bank borrowings

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
Exhibit No.	Description
12	Statement setting forth computation of Ratio of Profit to Fixed Charges.

  Reports on Form 8-K

February 1, 2002 - An 8K was filed to announce the acquisition of the assets of FCC Equipment Financing, Inc.

March 11, 2002 - An 8K was filed to announce the first issuance under the Canadian Medium Term Note Program.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Caterpillar Financial Services Corporation

(Registrant)

Date: May 3, 2002	By: /s/ K.C. Springer
K.C. Springer, Controller and Principal Accounting Officer

Date: May 3, 2002	By: /s/ J.S. Beard
J.S. Beard, President

EXHIBIT 12

CATERPILLAR FINANCIAL SERVICES CORPORATION

COMPUTATION OF RATIO OF PROFIT TO FIXED CHARGES

(Unaudited)

(Millions of Dollars)

Three Months Ended
	March 31,	March 31,
	2002	2001

Net Income	$ 53	$ 51

Add:
Provision for income taxes	31	28

Deduct:
Equity in profit of partnerships	2	1

Profit before taxes	$ 82	$78

Fixed charges:
Interest on borrowed funds	$128	$194
Rentals at computed interest*	1	1

Total fixed charges	$129	$195

Profit before taxes plus fixed charges	$211	$273

Ratio of profit before taxes plus Fixed charges to fixed charges	1.64	1.40

*Those portions of rent expense that are representative of interest cost.