Form 10-Q
period 2002-07-31
CATERPILLAR FINANCIAL SERVICES CORP
filed 2002-07-31
CIK 764764

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

Commission File No. 0-13295

CATERPILLAR FINANCIAL SERVICES CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	37-1105865
(State of incorporation)	(IRS Employer Identification Number)

2120 West End Ave. Nashville, Tennessee	37203-0001
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (615) 341-1000

The Registrant complies with the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced disclosure format.

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

At June 30, 2002, one share of common stock of the Registrant was outstanding.

HIGHLIGHTS: SECOND QUARTER 2002 VS. SECOND QUARTER 2001

  Revenues were $382 million, a decrease of $20 million or 5 percent compared with the same period last year.
  Profit after tax was $40 million, down $6 million or 13 percent from a year ago.
  New retail financing was a record $2.08 billion, an increase of $364 million or 21 percent from the second quarter last year.
  Past dues over 30 days were 4.5 percent of total receivables compared with 3.4 percent at June 30, 2001.
  Write-offs of bad debts exceeded recoveries by $12 million during the second quarter of 2002 compared to $13 million during the same period last year.

"We are pleased with the performance of our worldwide team as we continue to grow in a challenging global environment," said James S. Beard, vice president of Caterpillar Inc. and president of Cat Financial.

Caterpillar Financial Services Corporation

Form 10-Q for the Quarter Ended June 30, 2002

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

Notes to Financial Statements *

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition *

PART II. OTHER INFORMATION *

Item 6. Exhibits and Reports on Form 8-K *

Signatures *

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

In addition to our accompanying unaudited consolidated financial statements, we suggest that you read our Annual Report on Form 10-K. Although not incorporated by reference in this document, additional information about us is available in our 2001 Annual Report and at http://www.catfinancial.com. The documents mentioned above are available by writing to: Legal Dept., Caterpillar Financial Services Corp.; 2120 West End Ave.; Nashville, TN 37203-0001.

Caterpillar Financial Services Corporation

Consolidated Statement of Financial Position*
(Dollars in millions)
	June 30,	Dec. 31,	June 30,
	2002	2001	2001
Assets:
Cash and cash equivalents	$ 108	$ 119	$ 65
Finance receivables
Retail notes receivable	3,862	3,377	2,990
Wholesale notes receivable	2,885	2,279	2,991
Notes receivable from Caterpillar Inc.	275	322	315
Investment in finance receivables - Retail	8,398	7,785	7,961
Investment in finance receivables - Wholesale	114	119	103
	15,534	13,882	14,360
Less: Unearned income	1,072	1,062	1,149
Allowance for credit losses	207	177	177
Total net finance receivables	14,255	12,643	13,034

Equipment on operating leases,
less accumulated depreciation	1,755	1,477	1,311
Deferred income taxes	12	13	13
Other assets	808	742	723
Total assets	$16,938	$14,994	$15,146

Liabilities and stockholder's equity:
Payable to dealers and others	$ 102	$ 115	$ 98
Payable to Caterpillar Inc. - other	13	10	13
Accrued interest payable	141	150	150
Income taxes payable	22	16	7
Other liabilities	67	42	28
Payable to Caterpillar Inc. - borrowings	222	204	226
Short-term borrowings	3,788	3,716	3,939
Current maturities of long-term debt	3,000	3,058	2,783
Long-term debt	7,759	6,044	6,303
Deferred income taxes	116	100	74
Total liabilities	15,230	13,455	13,621

Common stock - $1 par value
Authorized: 2,000 shares
Issued and outstanding: One share	745	745	745
Retained earnings	1,047	954	939
Accumulated other comprehensive loss	(84)	(160)	(159)
Total stockholder's equity	1,708	1,539	1,525

Total liabilities and stockholder's equity	$16,938	$14,994	$15,146

*Unaudited except for December 31, 2001.
See Notes to Consolidated Financial Statements (unaudited).

Caterpillar Financial Services Corporation

Consolidated Statement of Profit

(Unaudited)

(Dollars in millions)

Three Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001
Revenues:
Wholesale finance	$ 44	$ 71	$ 82	$ 146
Retail finance	204	210	402	423
Rental	129	96	249	187
Other	5	25	29	42
Total revenues	382	402	762	798

Expenses:
Interest	140	182	268	376
Depreciation on assets leased to others	101	73	192	142
General, operating and administrative	50	43	97	85
Provision for credit losses	26	31	54	42
Other expense	2	1	4	2
Total expenses	319	330	615	647

Profit before income taxes	63	72	147	151

Provision for income taxes	23	26	54	54
Profit	$ 40	$ 46	$ 93	$ 97

See Notes to Consolidated Financial Statements (unaudited).

Caterpillar Financial Services Corporation

Consolidated Statement of Changes in Equity

(Unaudited)

(Dollars in millions)

Six Months Ended
	June 30,		June 30,
	2002		2001

Paid-in capital:
Balance at January 1	$ 745		$ 745
Balance at June 30	745		745

Retained earnings:
Balance at January 1	954		842
Profit	93	$ 93	97	$ 97
Balance at June 30	1,047		939

Accumulated other comprehensive loss (net of tax):
Balance at January 1	(160)		$ (90)
Foreign currency translation adjustment	70	70	(49)	(49)
Loss on derivative instruments	(15)	(15)	(25)	(25)
Loss on derivative instruments reclassed to earnings	21	21	5	5
Comprehensive income		$ 169		$ 28
Balance at June 30	(84)		(159)

Total equity	$1,708		$1,525

See Notes to Consolidated Financial Statements (unaudited).

Caterpillar Financial Services Corporation

Consolidated Statement of Cash Flows

(Unaudited)
(Dollars in millions)
Six months Ended

	June 30,	June 30,
	2002	2001
Cash flows from operating activities:
Profit	$ 93	$ 97
Adjustments for non-cash items:
Depreciation on equipment leased to others	192	142
Depreciation on non-leased equipment	8	9
Provision for credit losses	54	41
Deferred income taxes	10	10
Other	11	17
Change in assets and liabilities:
Receivables from customers and others	(80)	(162)
Payable to dealers and others	(16)	13
Accrued interest payable	1	9
Income taxes payable	6	-
Other, net	3	(23)
Net cash provided by operating activities	282	153

Cash flows from investing activities:
Acquisitions, net of cash acquired	(245)	-
Expenditures for property and equipment	(549)	(422)
Proceeds from disposals of equipment	214	168
Additions to finance receivables	(8,659)	(9,339)
Collections of finance receivables	6,374	6,912
Proceeds from sales of receivables	1,107	1,244
Notes receivable from Caterpillar Inc.	(26)	84
Investment in partnerships	-	(283)
Other, net	(3)	-
Net cash used for investing activities	(1,787)	(1,636)

Cash flows from financing activities:
Payable to Caterpillar Inc. - borrowings	5	(79)
Proceeds from long-term debt	3,174	2,187
Payments on long-term debt	(1,616)	(1,386)
Short-term borrowings, net	(63)	727
Net cash provided by financing activities	1,500	1,449

Effect of exchange rate changes on cash	(6)	(2)

Decrease in cash and cash equivalents	(11)	(36)

Cash and cash equivalents at beginning of period	119	101

Cash and cash equivalents at end of period	$ 108	$ 65

Cash paid for interest	$ 266	$ 356
Cash paid for income taxes	$ 45	$ 46

See Notes to Consolidated Financial Statements (unaudited).

Notes to Consolidated Financial Statements

(Dollars in millions)

A. Use of estimates in preparation of Financial Statements

We believe this information reflects all adjustments, including normal and recurring accruals, necessary for a fair statement of the consolidated statements of financial position, profit, changes in equity, and cash flows for the periods presented. Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts. Actual results may differ from these estimates and the results for interim periods do not necessarily indicate the results we expect for the year.

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

North America: We have offices in the U.S. and Canada that serve local dealers and customers.

Europe: We have offices and a Marine services division in Europe to serve European dealers and customers.

Austral-Asia: We have offices in Asia and Australia that serve local dealers and customers.

Diversified Services: Included is our Global accounts division, which primarily provides cross-border financing to customers in countries in which we have no local presence; Marine services, which primarily finances marine vessels with Caterpillar engines for all countries outside of Europe; and our offices in Latin America that serve local dealers and customers. Also included is Cat Power Finance, which finances Cat electrical power generation, gas compression and co-generation systems, as well as non-Cat equipment powered by Cat engines.

Supplemental segment data for the three months ended June 30,
2002	North America	Europe	Austral- Asia	Diversified Services	Total
External revenue	$ 245	67	15	55	$ 382
Inter-segment revenue	$ 16	2	-	-	$ 18
Profit	$ 20	10	-	10	$ 40
Assets at June 30, 2002	$11,369	3,161	602	3,574	$18,706

2001	North America	Europe	Austral- Asia	Diversified Services	Total
External revenue	$ 273	60	11	58	$ 402
Inter-segment revenue	$ 12	-	-	-	$ 12
Profit	$ 37	5	1	3	$ 46
Assets at June 30, 2001	$10,935	2,654	454	3,005	$17,048
Reconciliation of assets:	June 30, 2002	June 30, 2001
Assets from segments	$18,706	$17,048
Investment in subsidiaries	(697)	(681)
Inter-segment balances	(1,071)	(1,221)
Total assets	$16,938	$15,146

Supplemental segment data for the six months ended June 30,
2002	North America	Europe	Austral- Asia	Diversified Services	Total
External revenue	$ 498	131	28	105	$ 762
Inter-segment revenue	$ 29	2	-	-	$ 31
Profit	$ 58	17	1	17	$ 93

2001	North America	Europe	Austral- Asia	Diversified Services	Total
External revenue	$ 540	122	21	115	$ 798
Inter-segment revenue	$ 28	1	-	-	$ 29
Profit	$ 73	10	2	12	$ 97

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

Foreign Currency Exchange Rate Risk

In managing foreign currency, our objective is to minimize (offset) earnings volatility resulting from the remeasurement of net foreign currency balance sheet positions. Our policy allows the use of foreign currency forward contracts to offset the risk of currency mismatch between our receivable and debt portfolio. All such foreign currency forward contracts are undesignated. Other income included losses of $78 and $63 on the undesignated contracts substantially offset by balance sheet remeasurement gains for the three and six months ended June 30, 2002, respectively.

Due to the long-term nature of our net investments in foreign subsidiaries, we generally do not hedge the related currency exposure.

Interest Rate Risk

Interest rate movements create a degree of risk by affecting the amount of our interest payments and the value of our fixed rate debt. Our policy is to use interest rate swap agreements to manage our exposure to interest rate changes and lower the cost of borrowed funds.

We have a "match funding" policy, whereby the interest rate profile (fixed rate or floating rate) of our debt portfolio largely matches the interest rate profile of our receivable portfolio within established guidelines. In connection with that policy, we use interest rate derivative instruments to modify the debt structure to match the receivable portfolio. This "match funding" reduces the volatility of margins between interest-bearing assets and interest-bearing liabilities, regardless of which direction interest rates move. We also use these instruments to gain an economic and/or competitive advantage through lower cost of borrowed funds. This is accomplished by changing the characteristics of existing debt instruments or entering into new agreements in combination with the issuance of new debt.

We use floating-to-fixed, fixed-to-floating, and floating-to-floating interest rate swaps to meet our "match funding" policy. To support hedge accounting, we designate fixed-to-floating interest rate swaps as fair value hedges of the fair value of our fixed rate debt at the inception of the contract. Our hedge accounting is further supported by designating most floating-to-fixed interest rate swaps as cash flow hedges of the variability of future cash flows. A portion of our floating-to-fixed interest rate swaps used to establish hedge relationships are undesignated.

As fixed-to-floating interest rate swaps are 100% effective, gains during the quarter ended June 30, 2002 on designated interest rate derivatives of $14 were offset completely by losses on hedged debt of $14 in Other income. Total year-to-date gains of $48 on designated fixed-to-floating interest rate swaps were offset completely by year-to-date losses on hedged debt of $48 in Other income. During the second quarter of 2002, we liquidated four fixed-to-floating interest rate swaps. Deferred gains on these swaps, which were previously designated as fair value hedges, are being amortized to earnings ratably over the remaining life of the hedged debt. Gains of $.4 were amortized to Interest expense for the three and six months ended June 30, 2002, respectively. There were no circumstances where hedge treatment was discontinued during the three or six months ended June 30, 2002.

For the quarter-to-date and year-to-date, a gain of less than $1 was included in Other income for both the ineffectiveness on our floating-to-fixed interest rate swaps designated as cash flow hedges and our mark-to-market on undesignated floating-to-fixed and floating-to-floating interest rate swaps.

Based on current market conditions, $25 of deferred net losses included in Accumulated other comprehensive loss at June 30, 2002 is expected to be reclassified to interest expense over the next twelve months as interest expense is accrued on our floating-to-fixed interest rate swaps. No floating-to-fixed interest rate swaps were liquidated during the quarter ended June 30, 2002.

D. New Accounting Standard

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 (SFAS 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 requires that early extinguishments of debt that are normal and an important part of ongoing activities not be accounted for as extraordinary items. This Statement also requires that modifications of capital lease agreements by lessees giving rise to new operating lease agreements be accounted for as sale-leasebacks. As encouraged by SFAS 145, we early adopted this new accounting standard on April 1, 2002. The adoption of SFAS 145 did not have any impact on our financial statements.

E. Subsequent Event

On July 16, 2002, Caterpillar Financial Funding Corporation, our wholly owned subsidiary, filed a prospectus supplement relating to our 2002A securitization. The securitization, with a note value of $632, is comprised of $579 of installment sales contracts and $53 of finance leases. The estimated gain on the securitization, which closed on July 25, 2002, is approximately $18.

Item 2. Management's Discussion and Analysis of Results of Operations and Capital Resources and Liquidity

THREE MONTHS ENDED JUNE 30, 2002 VS. THREE MONTHS ENDED JUNE 30, 2001

REVENUES

Total revenues for the second quarter of 2002 were $382. The decrease of $20 from the same period last year was primarily the result of reduced financing income due to the lower interest rate environment, partially offset by increased operating lease revenue and a larger portfolio.

The annualized interest rate on finance receivables was 7.22% for the second quarter of 2002 compared with 8.72% for the second quarter of 2001 (7.07% and 8.57% excluding the recognition of unamortized discounts on trade receivables purchased from Caterpillar that paid before maturity). The tax benefits of governmental lease purchase contracts and tax-oriented leases are not included in these annualized interest rates.

Other income for the second quarter of 2002 was $5, a decrease of $20 from the same period last year (a decrease of $9 excluding the effect of the recognition of unamortized discounts on trade receivables purchased from Caterpillar that paid before maturity, that is included in gain on sale of receivables below). Significant items included:

Increases of:	Profit / Loss on terminations	$ 2
Decreases of:	Gain on sale of receivables	$(12)
	Securitization related income	$ (4)
	Exchange gain	$ (4)
	Forward points on FX contracts	$ (2)

EXPENSES

Interest expense for the second quarter of 2002 decreased $42 from the same period last year. This decrease was primarily the result of a lower borrowing rate due to the lower interest rate environment, partially offset by increased borrowings. The average interest rate on borrowed funds was 4.01% for the second quarter of 2002 as compared to 5.75% for the second quarter of 2001.

Depreciation expense on equipment leased to others was up $28 over the second quarter of 2001 due to an increase in operating leases.

General, operating and administrative expenses increased $7 during the second quarter of 2002 as compared to the same period last year, primarily due to increased staff-related expenses as a result of portfolio growth. Part of the portfolio growth was due to the February 1, 2002 acquisition of FCC Equipment Financing, Inc. (FCC), a commercial finance company specializing in direct financing and leasing of heavy equipment in the construction industry. There were 1,168 employees at June 30, 2002, an increase of 121 from last year's second quarter.

The provision for credit losses decreased $5 compared to the second quarter of 2001, resulting from the higher provision taken in 2001 (due to an assessment of the adequacy of the allowance for credit losses considering the larger portfolio, actual write-offs, and a weakened global economy). The allowance for credit losses was 1.46% of finance receivables, net of unearned income, at June 30, 2002, compared to 1.37% at June 30, 2001. The Notes receivable from Caterpillar Inc. are not included in this calculation.

PROFIT

Net profit for the second quarter of 2002 was $40, down $6 from the second quarter of 2001, a $1 increase excluding the effect of the recognition of unamortized discounts on trade receivables purchased from Caterpillar that paid before maturity. The reduction in profit was due to the $12 pre-tax decrease in gain on securitized wholesale receivables. The 2001 gain was greater due to higher discounts recognized on prepayments, whereas 2002 was lower due to a lesser amount of receivables sold. The reduction in profit was partially offset by the lower interest rate environment, with interest expense decreasing more rapidly than revenues.

PORTFOLIO

The portfolio was $16,389 at June 30, 2002, an increase of $1,686 over the prior year.

Securitized receivables at June 30, were as follows:

	2002	2001
Wholesale receivables	$240	$500
Installment sale contracts	370	227
Finance Leases	63	57
Total securitized receivables	$673	$784

These receivables are not available to pay our creditors.

During the second quarter of 2002, we financed record new retail transactions totaling $2,075, as compared to $1,711 during the second quarter of 2001. The increase is primarily related to increased financing in the North America and Diversified Services segments.

ALLOWANCE FOR CREDIT LOSSES

The following table shows activity related to the Allowance for Credit Losses for the three months ending:

	June 30, 2002	June 30, 2001
Balance at beginning of quarter	$186	$160
Provision for credit losses	26	31
Receivables written off, net of recoveries	(12)	(13)
Foreign currency translation adjustment	7	(1)
	$207	$177

Receivables that were past due over 30 days were 4.5% of the total receivables at June 30, 2002, as compared to 3.4% at June 30, 2001. The increase was primarily related to generally weak economic conditions and certain past due receivables in Latin America and our Marine services division. Bad debt write-offs, net of recoveries, were $12 during the quarter compared with $13 for the second quarter of 2001. We will continue to monitor the allowance for credit losses to provide for an amount we believe is adequate, after considering the value of any collateral, to cover uncollectible receivables.

SIX MONTHS ENDED JUNE 30, 2002 VS. SIX MONTHS ENDED JUNE 30, 2001

REVENUES

Total revenues for the first six months of 2002 were $762, a decrease of $36 from the same period last year (a decrease of $17 excluding the effect of the recognition of unamortized discounts on trade receivables purchased from Caterpillar that paid before maturity). This decrease was primarily the result of reduced financing income due to the lower interest rate environment, partially offset by increased operating lease revenue and a larger portfolio.

The annualized interest rate on finance receivables was 7.28% for the first six months of 2002 compared with 9.07% for the first six months of 2001 (7.11% and 8.80% excluding the recognition of unamortized discounts on trade receivables purchased from Caterpillar that paid before maturity). The tax benefits of governmental lease purchase contracts and tax-oriented leases are not included in these annualized interest rates.

Other income for the first six months of 2002 was $29, a decrease of $13 from the same period last year (a decrease of $3 excluding the effect - on gain on sale of receivables - of the recognition of unamortized discounts on trade receivables purchased from Caterpillar that paid before maturity). Significant items included:
Increases of:	Profit / Loss on terminations	$ 5
	Partnership income	$ 1
Decreases of:	Gain on sale of receivables	$ (9)
	Forward points on FX contracts	$ (9)
	Securitization related income	$ (2)
	Exchange gain	$ (2)

EXPENSES

Interest expense for the first six months of 2002 decreased $108 from the same period last year. This decrease was primarily the result of a lower borrowing rate due to the low interest rate environment, partially offset by increased borrowings. The average interest rate on borrowed funds was 4.01% for the first six months of 2002, compared to 6.11% for the first six months of 2001.

Depreciation expense on equipment leased to others was up $50 over the first six months of 2001 due to an increase in operating leases.

General, operating and administrative expenses increased $12 during the first six months of 2002 compared to the same period last year. This increase was primarily due to staff-related expenses due to the larger portfolio, geographical expansion, and the acquisition of FCC.

The provision for credit losses increased $12 over the first six months of 2001, resulting from an assessment of the adequacy of the allowance for credit losses considering the larger portfolio, actual write-offs, and a weakened global economy.

PROFIT

Net profit for the first six months of 2002 was $93, down $4 from the first six months of 2001, an increase of $9 excluding the effect of the recognition of unamortized discounts on trade receivables purchased from Caterpillar that paid before maturity. The reduction in profit was due to a $9 pre-tax decrease in gain on securitized wholesale receivables. The 2001 gain was high due to discounts recognized on prepayments, whereas 2002 was lower due to a lesser amount of receivables sold. The reduction in profit was partially offset by the lower interest rate environment, with interest expense decreasing more rapidly than revenues.

PORTFOLIO

During the first six months of 2002, we financed new retail transactions totaling $3,541, as compared to $3,197 during the first six months of 2001. The increase was primarily related to increased financing in North America.

ALLOWANCE FOR CREDIT LOSSES

The following table shows activity related to the Allowance for Credit Losses for the six months ended:

	June 30, 2002	June 30, 2001
Balance at beginning of year	$177	$163
Provision for credit losses	54	42
Receivables written off, net of recoveries	(31)	(23)
Foreign currency translation adjustment	7	(5)
	$207	$177

CAPITAL RESOURCES AND LIQUIDITY

Operations for the first half of 2002 were funded with a combination of bank borrowings, commercial paper, medium-term notes, proceeds from sales of receivables, and retained earnings.

At June 30, 2002, we had the following credit lines available:

Two syndicated revolving credit lines. We have two global credit facilities totaling $4,250 available to both Caterpillar and Cat Financial to support commercial paper programs. The facilities are allocated as follows:

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

At June 30, 2002, there were no borrowings under these lines, and we were in compliance with all debt covenants.

Short-term credit lines from banks. These credit lines total $584 and will be eligible for renewal at various dates throughout 2002. They are used for bank borrowings and as support for our outstanding commercial paper and commercial paper guarantees. At June 30, 2002, we had $175 outstanding against these credit lines compared to $126 at December 31, 2001.

Variable amount lending agreements with Caterpillar. Under these agreements, we may borrow up to $827 from Caterpillar, and Caterpillar may borrow up to $668 from us. The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days' notice. We had notes payable of $222 and notes receivable of $275 outstanding at June 30, 2002, compared to notes payable of $204 and notes receivable of $322 at December 31, 2001.

Total outstanding borrowings. At June 30, 2002, total outstanding borrowings were $14,769, an increase of $1,746 over December 31, 2001. Outstanding borrowings include:
  $10,686 of medium-term notes
  $ 3,471 of commercial paper
  $ 222 of notes payable to Caterpillar
  $ 208 of bank borrowings
  $ 143 of money market funds
  $ 39 of loans from a company-owned partnership

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

Caterpillar Financial Services Corporation

Date: July 31, 2002	By: /s/ K.C. Springer
K.C. Springer, Controller and Principal Accounting Officer

Date: July 31, 2002	By: /s/ J.S. Beard
J.S. Beard, President

EXHIBIT 12

CATERPILLAR FINANCIAL SERVICES CORPORATION

COMPUTATION OF RATIO OF PROFIT TO FIXED CHARGES

(Unaudited)

(Millions of Dollars)

Three Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Net Income	$ 40	$ 46	$ 93	$ 97

Add:
Provision for income taxes	23	26	54	54

Deduct:
Equity in profit of partnerships	(1)	(2)	(4)	(3)

Profit before taxes	$ 62	$ 70	$143	$148

Fixed charges:
Interest on borrowed funds	$140	$182	$268	$376
Rentals at computed interest*	1	2	2	3

Total fixed charges	$141	$184	$270	$379

Profit before taxes plus fixed charges	$203	$254	$413	$527

Ratio of profit before taxes plus fixed charges to fixed charges	1.44	1.38	1.53	1.39

*Those portions of rent expense that are representative of interest cost.