Form 10-Q/A
period 2002-06-30
CATERPILLAR FINANCIAL SERVICES CORP
filed 2002-08-05
CIK 764764

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the period ending June 30, 2002 is being filed solely to include as Exhibit 99.1 and Exhibit 99.2, the certifications required by Section 906 of the Sarbanes-Oxley Act of 2002, which became effective on July 30, 2002. No revisions have been made to the Registrant's financial statements or any other disclosure contained in such Quarterly Report.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

99.1 Certification of President

99.2 Certification of Principal Financial Officer

(b) Reports on Form 8-K:

None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Caterpillar Financial Services Corporation

Date: August 5, 2002	By: /s/ K.C. Springer
K.C. Springer, Controller and Principal Accounting Officer

Date: August 5, 2002	By: /s/ J.S. Beard
J.S. Beard, President