Form 10-Q
period 2002-09-30
CATERPILLAR FINANCIAL SERVICES CORP
filed 2002-10-28
CIK 764764

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes X No

At September 30, 2002, one share of common stock of the Registrant was outstanding.

HIGHLIGHTS: THIRD QUARTER 2002 VS. THIRD QUARTER 2001

  Revenues were $416 million, a decrease of $9 million or 2 percent compared with the same period last year.
  Profit after tax was $56 million, down $12 million or 18 percent from a year ago.
  New retail financing was a third-quarter record $1.76 billion, an increase of $139 million or 9 percent from the third quarter last year.
  Past dues over 30 days were 4.2 percent of total receivables compared with 3.4 percent at September 30, 2001.
  Write-offs of bad debts exceeded recoveries by $21 million during the third quarter of 2002 compared to $13 million during the same period last year.

Caterpillar Inc. Vice President and Cat Financial President James S. Beard said, "Our organization is maintaining a healthy balance between fostering the sale of Caterpillar product and managing risk during a challenging economic environment."

Caterpillar Financial Services Corporation

Form 10-Q for the Quarter Ended September 30, 2002

Part I. FINANCIAL INFORMATION *

Item 1. Financial Statements *

Consolidated Statement of Financial Position* (Dollars in millions) *

Consolidated Statement of Profit *

Consolidated Statement of Changes in Equity *

Consolidated Statement of Cash Flows *

Notes to Consolidated Financial Statements *

Item 2. Management's Discussion and Analysis of Results of Operations and Capital Resources and Liquidity; Code of Ethics *

Item 4. Controls and Procedures *

PART II. OTHER INFORMATION *

Item 6. Exhibits and Reports on Form 8-K *

Signatures *

Certifications *

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

Caterpillar Financial Services Corporation

Consolidated Statement of Financial Position*
(Dollars in millions)
	September 30,	Dec. 31,	September 30,
	2002	2001	2001
Assets:
Cash and cash equivalents	$ 111	$ 119	$ 105
Finance receivables
Retail notes receivable	3,851	3,377	3,014
Wholesale notes receivable	2,794	2,279	2,789
Notes receivable from Caterpillar Inc.	324	322	325
Investment in finance receivables - Retail	7,793	7,785	7,588
Investment in finance receivables - Wholesale	122	119	112
	14,884	13,882	13,828
Less: Unearned income	963	1,062	1,058
Allowance for credit losses	204	177	182
Total net finance receivables	13,717	12,643	12,588

Equipment on operating leases,
less accumulated depreciation	1,837	1,477	1,375
Deferred income taxes	12	13	14
Other assets	844	742	742
Total assets	$16,521	$14,994	$14,824

Liabilities and stockholder's equity:
Payable to dealers and others	$ 112	$ 115	$ 99
Payable to Caterpillar Inc. - other	11	10	10
Accrued interest payable	194	150	212
Income taxes payable	25	16	29
Other liabilities	66	42	36
Payable to Caterpillar Inc. - borrowings	224	204	228
Short-term borrowings	3,782	3,716	3,686
Current maturities of long-term debt	3,036	3,058	3,172
Long-term debt	7,200	6,044	5,673
Deferred income taxes	136	100	81
Total liabilities	14,786	13,455	13,226

Common stock - $1 par value
Authorized: 2,000 shares
Issued and outstanding: One share (at paid in amount)	745	745	745
Retained earnings	1,103	954	1,007
Accumulated other comprehensive loss	(113)	(160)	(154)
Total stockholder's equity	1,735	1,539	1,598

Total liabilities and stockholder's equity	$16,521	$14,994	$14,824

*Unaudited except for December 31, 2001.
See Notes to Consolidated Financial Statements (unaudited).

Caterpillar Financial Services Corporation

Consolidated Statement of Profit

(Unaudited)

(Dollars in millions)

Three Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001
Revenues:
Wholesale finance	$ 49	$ 73	$ 131	$ 219
Retail finance	200	200	602	623
Rental	140	106	389	293
Other	27	46	56	88
Total revenues	416	425	1,178	1,223

Expenses:
Interest	141	168	409	544
Depreciation on assets leased to others	108	80	300	222
General, operating and administrative	53	45	150	130
Provision for credit losses	24	21	78	63
Other expense	2	2	6	4
Total expenses	328	316	943	963

Profit before income taxes	88	109	235	260

Provision for income taxes	32	41	86	95
Profit	$ 56	$ 68	$ 149	$ 165

See Notes to Consolidated Financial Statements (unaudited).

Caterpillar Financial Services Corporation

Consolidated Statement of Changes in Equity

(Unaudited)

(Dollars in millions)

Nine Months Ended
	September 30,		September 30,
	2002		2001

Paid-in capital:
Balance at January 1	$ 745		$ 745
Balance at September 30	745		745

Retained earnings:		Compre-hensive Income:		Compre-hensive Income:
Balance at January 1	954		842
Profit	149	$ 149	165	$ 165
Balance at September 30	1,103		1,007

Accumulated other comprehensive loss (net of tax):
Balance at January 1	(160)		$ (90)
Foreign currency translation adjustment	53	53	(25)	(25)
Loss on derivative instruments	(38)	(38)	(51)	(51)
Loss on derivative instruments reclassed to earnings	32	32	11	11
Other instruments	-	-	1	1
Comprehensive income		$ 196		$ 101
Balance at September 30	(113)		(154)

Total equity	$1,735		$1,598

See Notes to Consolidated Financial Statements (unaudited).

Caterpillar Financial Services Corporation

Consolidated Statement of Cash Flows

(Unaudited)
(Dollars in millions)
Nine months Ended

	September 30,	September 30,
	2002	2001
Cash flows from operating activities:
Profit	$ 149	$ 165
Adjustments for non-cash items:
Depreciation on equipment leased to others	300	222
Depreciation on non-leased equipment	14	14
Amortization of purchased discount	(101)	(186)
Provision for credit losses	78	63
Deferred income taxes	33	14
Other	(130)	(27)
Change in assets and liabilities:
Receivables from customers and others	(1)	(39)
Payable to dealers and others	(7)	23
Payable to Caterpillar - other	-	(6)
Accrued interest payable	118	76
Income taxes payable	9	22
Other, net	(3)	(20)
Net cash provided by operating activities	459	321

Cash flows from investing activities:
Acquisitions, net of cash acquired	(245)	-
Expenditures for property and equipment	(787)	(603)
Proceeds from disposals of equipment	317	239
Additions to finance receivables	(12,994)	(13,908)
Collections of finance receivables	10,286	10,877
Proceeds from sales of receivables	1,995	2,437
Notes receivable from Caterpillar Inc.	(73)	80
Investment in partnerships	1	(279)
Other, net	6	(4)
Net cash used for investing activities	(1,494)	(1,161)

Cash flows from financing activities:
Payable to Caterpillar Inc. - borrowings	5	(74)
Proceeds from long-term debt	3,607	2,643
Payments on long-term debt	(2,578)	(2,145)
Short-term borrowings, net	(11)	420
Net cash provided by financing activities	1,023	844

Effect of exchange rate changes on cash	4	-

Net change in cash and cash equivalents	(8)	4

Cash and cash equivalents at beginning of period	119	101

Cash and cash equivalents at end of period	$ 111	$ 105

Cash paid for interest	$ 372	$ 570
Cash paid for income taxes	$ 49	$ 46

See Notes to Consolidated Financial Statements (unaudited).

Notes to Consolidated Financial Statements

(Dollars in millions)

A. Use of estimates in preparation of Financial Statements

We believe this information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the consolidated statements of financial position, profit, changes in equity, and cash flows for the periods presented. Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts. Actual results may differ from these estimates and the results for interim periods do not necessarily indicate the results we expect for the year.

Certain amounts for prior periods have been reclassified to conform to the 2002 presentation.

  Supplemental segment data

Our segment data is based on disclosure requirements of Statement of Financial Accounting Standard No. 131, which requires that financial information be reported on the basis that is used internally for measuring segment performance. Internally, we report information for operating segments based on management responsibility. We segregate information as follows:

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

Supplemental segment data for the three months ended September 30,
2002	North America	Europe	Austral- Asia	Diversified Services	Total
External revenue	$ 270	75	16	55	$ 416
Inter-segment revenue	$ 6	-	-	-	$ 6
Profit	$ 40	8	-	8	$ 56
Assets at Sept. 30, 2002	$10,751	3,425	648	3,454	$18,278

2001	North America	Europe	Austral- Asia	Diversified Services	Total
External revenue	$ 297	64	10	54	$ 425
Inter-segment revenue	$ 11	1	-	-	$ 12
Profit	$ 59	4	-	5	$ 68
Assets at Sept. 30, 2001	$10,442	2,942	439	2,841	$16,664
Reconciliation of assets:	Sept. 30, 2002	Sept. 30, 2001
Assets from segments	$18,278	$16,664
Investment in subsidiaries	(697)	(682)
Inter-segment balances	(1,060)	(1,158)
Total assets	$16,521	$14,824

Supplemental segment data for the nine months ended September 30,
2002	North America	Europe	Austral- Asia	Diversified Services	Total
External revenue	$ 768	206	44	160	$ 1,178
Inter-segment revenue	$ 17	2	-	-	$ 19
Profit	$ 98	25	1	25	$ 149

2001	North America	Europe	Austral- Asia	Diversified Services	Total
External revenue	$ 837	186	31	169	$ 1,223
Inter-segment revenue	$ 39	2	-	-	$ 41
Profit	$ 132	14	2	17	$ 165

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

Foreign Currency Exchange Rate Risk

In managing foreign currency, our objective is to minimize (offset) earnings volatility resulting from the remeasurement of net foreign currency balance sheet positions. Our policy allows the use of foreign currency forward contracts to offset the risk of currency mismatch between our receivable and debt portfolio. All such foreign currency forward contracts are undesignated. Other income included gains of $2 and losses of $61 on the undesignated contracts substantially offset by balance sheet remeasurement gains for the three and nine months ended September 30, 2002, respectively.

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

We use floating-to-fixed, fixed-to-floating, and floating-to-floating interest rate swaps to meet our "match funding" policy. To support hedge accounting, we designate fixed-to-floating interest rate swaps as fair value hedges of the fair value of our fixed rate debt at the inception of the contract. Our hedge accounting is further supported by designating most floating-to-fixed interest rate swaps as cash flow hedges of the variability of future cash flows. A portion of our floating-to-fixed interest rate swaps used to establish hedge relationships are undesignated, and thus do not receive hedge accounting treatment.

As our fixed-to-floating interest rate swaps are 100% effective, gains during the quarter ended September 30, 2002 on designated interest rate derivatives of $22 were offset completely by losses on hedged debt of $22 in Other income. Total year-to-date gains of $69 on designated fixed-to-floating interest rate swaps were offset completely by year-to-date losses on hedged debt of $69 in Other income. During the second quarter of 2002, we liquidated four fixed-to-floating interest rate swaps. Deferred gains on these swaps, which were previously designated as fair value hedges, are being amortized to earnings ratably over the remaining life of the hedged debt. Gains of $.5 and $.9 were amortized to Interest expense for the three and nine months ended September 30, 2002, respectively. There were no circumstances where hedge treatment was discontinued during the three or nine months ended September 30, 2002.

For the quarter-to-date and year-to-date, a gain of less than $1 was included in Other income for both the ineffectiveness on our floating-to-fixed interest rate swaps designated as cash flow hedges and our mark-to-market on undesignated floating-to-fixed and floating-to-floating interest rate swaps.

Based on current market conditions, $26 of deferred net losses included in Accumulated other comprehensive loss at September 30, 2002 is expected to be reclassified to Interest expense over the next twelve months as interest expense is accrued on our floating-to-fixed interest rate swaps. No floating-to-fixed interest rate swaps were liquidated during the quarter ended September 30, 2002.

D. New Accounting Standards

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

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies the guidance of the Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. The provisions of SFAS 146 are required for exit or disposal activities that are initiated after December 31, 2002. At this time we do not believe the adoption of SFAS 146 will have a material impact on our financial statements.

In October 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 147 (SFAS 147), "Acquisitions of Certain Financial Institutions." SFAS 147 provides that the guidance provided by SFAS 141 "Business Combinations", SFAS 142 "Goodwill and Other Intangible Assets", and SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" will apply to acquisitions of financial institutions (previously covered under special industry guidance). The transition provisions of SFAS 147 are effective on October 1, 2002. At this time we do not believe the adoption of SFAS 147 will have any impact on our financial statements.

E. Securitized Assets

During the quarter, we securitized retail installment sale contracts and finance leases into a public asset-backed securitization facility. These finance receivables, which are being held in a securitization trust, are secured by new and used equipment. We retained servicing responsibilities and subordinated interests related to this securitization. Subordinated interests include $9 in subordinated certificates, an interest in future cash flows (excess) with an initial fair value of $11, and a reserve account with an initial fair value of $10. Our retained interests are generally subordinate to the investors' interests. Net proceeds received were $641 and a net gain of $18 was recognized on this transaction. Significant assumptions used to estimate the fair value of the subordinated certificates in this transaction include a 4.83% discount rate, a weighted-average prepayment rate of 14%, and expected credit losses of 1%. Significant assumptions used to estimate the fair value of the excess and the reserve account in this transaction include a 14% discount rate, a weighted-average prepayment rate of 14%, and expected credit losses of 1%. We receive annual servicing fees of approximately 1% of unpaid note value.

Item 2. Management's Discussion and Analysis of Results of Operations and Capital Resources and Liquidity; Code of Ethics

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect reported amounts. The more significant estimates include those related to our residual values for leased assets and for our credit losses. Residual values for leased assets are determined based on the product, specifications, application, and hours of usage. Each product has its own model for evaluation that includes market value cycles and forecasts. Consideration is also given to the number of machines that will be returned from lease during a given time frame. The credit reserve is determined by applying historical credit loss experience to the current receivable portfolio with consideration given to the condition of the economy and trends in past due accounts.

THREE MONTHS ENDED SEPTEMBER 30, 2002 VS. THREE MONTHS ENDED SEPTEMBER 30, 2001

REVENUES

Wholesale and retail finance income for the third quarter of 2002 was $249, a decrease of $24 from the same period last year (a decrease of $18 excluding the effect of the recognition of unamortized discounts on trade receivables purchased from Caterpillar that paid before maturity). The decrease was due principally to a 132 basis point decrease in the average yield, partially offset by an 8% increase in the average receivable balance outstanding. The annualized interest rate on finance receivables was 7.25% for the third quarter of 2002 compared with 8.57% for the third quarter of 2001 (7.04% and 8.15% excluding the recognition of unamortized discounts on trade receivables purchased from Caterpillar that paid before maturity). The tax benefits of governmental lease purchase contracts and tax-oriented leases are not included in these annualized interest rates.

Rental income for the third quarter of 2002 was $140. The increase of $34 from the same period last year was due to the increase in equipment on operating leases.

Other income for the third quarter of 2002 was $27, a decrease of $19 from the same period last year (a decrease of $16 excluding the effect of the recognition of unamortized discounts on trade receivables purchased from Caterpillar that paid before maturity, that is included in gain on sale of receivables below). Significant items included:

Decreases of:	Gain on sale of receivables	$ (6)
	Profit / loss on the sale of used equipment returned from lease or repossessed	$ (6)
	Securitization related income	$ (3)
	Exchange gain / loss	$ (1)
	Dividend income from joint ventures	$ (1)

EXPENSES

Interest expense for the third quarter of 2002 decreased $27 from the same period last year. This decrease was primarily due to the reduction in the average cost of funds of 127 basis points, from 5.13% for the third quarter of 2001 to 3.86% for the third quarter of 2002, partially offset by the impact of a 12% increase in average debt levels.

Depreciation expense on equipment leased to others was up $28 over the third quarter of 2001 due to the increase in equipment on operating leases.

General, operating and administrative expenses increased $8 during the third quarter of 2002 as compared to the same period last year, primarily due to increased staff-related expenses as a result of portfolio growth and geographical expansion. There were 1,203 employees at September 30, 2002, an increase of 153 from last year's third quarter.

The provision for credit losses increased $3 compared to the third quarter of 2001, resulting primarily from an assessment of the adequacy of the allowance for credit losses considering the larger portfolio, actual write-offs, and a weakened global economy. The allowance for credit losses was 1.50% of finance receivables, net of unearned income, at September 30, 2002, compared to 1.46% at September 30, 2001. The Notes receivable from Caterpillar Inc. are not included in this calculation.

PROFIT

Net profit for the third quarter of 2002 was $56, down $12 from the third quarter of 2001, a $6 decrease excluding the effect of the recognition of unamortized discounts on trade receivables purchased from Caterpillar that paid before maturity. The reduction in profit was due to less gain on securitized receivables and other securitization-related income; increased general, operating, and administrative expense due to growth; and losses on the sale of used equipment returned from lease or repossessed, partially offset by a larger portfolio.

PORTFOLIO

The portfolio was $15,919 at September 30, 2002, an increase of $1,606 over the prior year.

Securitized receivables at September 30, were as follows:

	2002	2001
Wholesale receivables	$ 240	$ 500
Installment sale contracts	816	665
Finance Leases	98	117
Total securitized receivables	$1,154	$1,282

These receivables are not available to pay our creditors.

During the third quarter of 2002, we financed record new retail transactions totaling $1,757, as compared to $1,618 during the third quarter of 2001. The increase is primarily related to increased financing in the Diversified Services segment.

ALLOWANCE FOR CREDIT LOSSES

The following table shows activity related to the Allowance for Credit Losses for the three months ending:

September 30, 2002		September 30, 2001
Balance at beginning of quarter	$207	$177
Provision for credit losses	24	21
Receivables written off, net of recoveries	(21)	(13)
Adjustment for sale of receivables	(4)	(4)
Foreign currency translation adjustment	(2)	1
	$204	$182

Receivables that were past due over 30 days were 4.2% of the total receivables at September 30, 2002, as compared to 3.4% at September 30, 2001. The increase was primarily related to generally weak economic conditions and certain past due receivables in our Global accounts division and North America segment. Write-offs, net of recoveries, were $21 during the quarter ($16 excluding one customer write-off in Latin America) compared with $13 for the third quarter of 2001. We will continue to monitor the allowance for credit losses to provide for an amount we believe is adequate, after considering the value of any collateral, to cover uncollectible receivables.

NINE MONTHS ENDED SEPTEMBER 30, 2002 VS. NINE MONTHS ENDED SEPTEMBER 30, 2001

REVENUES

Wholesale and retail finance income for the first nine months of 2002 was $733, a decrease of $109 from the same period last year (a decrease of $94 excluding the effect of the recognition of unamortized discounts on trade receivables purchased from Caterpillar that paid before maturity). The decrease was due principally to a 162 basis point decrease in the average yield, partially offset by a 7% increase in the average receivable balance outstanding. The annualized interest rate on finance receivables was 7.30% for the first nine months of 2002 compared with 8.92% for the first nine months of 2001 (7.16% and 8.59% excluding the recognition of unamortized discounts on trade receivables purchased from Caterpillar that paid before maturity). The tax benefits of governmental lease purchase contracts and tax-oriented leases are not included in these annualized interest rates.

Rental income for the first nine months of 2002 was $389. The increase of $96 from the same period last year was due to the increase in equipment on operating leases.

Other income for the first nine months of 2002 was $56, a decrease of $32 from the same period last year (a decrease of $19 excluding the effect - on gain on sale of receivables - of the recognition of unamortized discounts on trade receivables purchased from Caterpillar that paid before maturity). Significant items included:
Increases of:	Miscellaneous fees	$ 3
Decreases of:	Gain on sale of receivables	$ (15)
	Forward points on FX contracts	$ (10)
	Securitization related income	$ (6)
	Dividend income from joint ventures	$ (3)
	Exchange gain	$ (3)

EXPENSES

Interest expense for the first nine months of 2002 decreased $135 from the same period last year. This decrease was primarily due to the reduction in the average cost of funds of 181 basis points, from 5.77% for the first nine months of 2001 to 3.96% for the first nine months of 2002, partially offset by the impact of a 10% increase in average debt levels.

Depreciation expense on equipment leased to others was up $78 over the first nine months of 2001 due to the increase in equipment on operating leases.

General, operating and administrative expenses increased $20 during the first nine months of 2002 compared to the same period last year. This increase primarily resulted from staff-related expenses due to the larger portfolio and geographical expansion.

The provision for credit losses increased $15 over the first nine months of 2001, resulting from an assessment of the adequacy of the allowance for credit losses considering the larger portfolio, actual write-offs, and a weakened global economy.

PROFIT

Net profit for the first nine months of 2002 was $149, down $16 from the first nine months of 2001, an increase of $2 excluding the effect of the recognition of unamortized discounts on trade receivables purchased from Caterpillar that paid before maturity. The reduction in profit was due to less gain on securitized receivables (pre-tax $12 related to wholesale receivables and pre-tax $3 related to retail receivables) and other securitization-related income and increased general, operating, and administrative expense due to growth. The 2001 gain on securitized wholesale receivables was high due to discounts recognized on prepayments, whereas 2002 was lower due to a lesser amount of receivables sold. The reduction in profit was partially offset by the lower interest rate environment, with interest expense decreasing more rapidly than revenues.

PORTFOLIO

During the first nine months of 2002, we financed new retail transactions totaling $5,298, as compared to $4,815 during the first nine months of 2001. The increase was primarily related to increased financing in the North America and Diversified Services segments.

ALLOWANCE FOR CREDIT LOSSES

The following table shows activity related to the Allowance for Credit Losses for the nine months ended:

	September 30, 2002	September 30, 2001
Balance at beginning of year	$177	$163
Provision for credit losses	78	63
Receivables written off, net of recoveries	(52)	(36)
Adjustments related to the sales of receivables	(4)	(4)
Foreign currency translation adjustment	5	(4)
	$204	$182

The increase in write-offs was primarily related to generally weak economic conditions in the U.S.

CAPITAL RESOURCES AND LIQUIDITY

Operations for the first nine months of 2002 were funded with a combination of bank borrowings, commercial paper, medium-term notes, proceeds from sales of receivables, and retained earnings.

At September 30, 2002, we had the following credit lines available:

Two syndicated revolving credit lines. We have two global credit facilities totaling $4,550 available to both Caterpillar and Cat Financial to support commercial paper programs. The facilities are allocated as follows:

	Five-year	364-day
	Facility	Facility	Total
Caterpillar	$ 300	$ 300	$ 600
Caterpillar Financial Services Corp.	1,825	2,125	3,950
Total	$2,125	$2,425	$4,550

The five-year facility expires in September 2006; the 364-day facility expires in September 2003.

Subject to compliance with all debt covenants, we may use up to 90% of the total available facilities while Caterpillar may use up to 100% of the available facilities.

At September 30, 2002, there were no borrowings under these lines, and we were in compliance with all debt covenants.

Short-term credit lines from banks. These credit lines total $670 and will be eligible for renewal at various dates throughout 2002. They are used for bank borrowings and as support for our outstanding commercial paper and commercial paper guarantees. At September 30, 2002, we had $149 outstanding against these credit lines compared to $126 at December 31, 2001.

Variable amount lending agreements with Caterpillar. Under these agreements, we may borrow up to $824 from Caterpillar, and Caterpillar may borrow up to $667 from us. The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days' notice. We had notes payable of $224 and notes receivable of $324 outstanding at September 30, 2002, compared to notes payable of $204 and notes receivable of $322 at December 31, 2001.

Total outstanding borrowings. At September 30, 2002, total outstanding borrowings were $14,242, an increase of $1,220 over December 31, 2001. Outstanding borrowings include:
  $10,165 of medium-term notes
  $ 3,476 of commercial paper
  $ 224 of notes payable to Caterpillar
  $ 181 of bank borrowings
  $ 157 of money market funds
  $ 39 of loans from a company-owned partnership

Committed funds. We have cash outflow commitments related to debt and operating lease agreements. Minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year are expected to be:

					After
2002	2003	2004	2005	2006	2006	Total
$ 12	12	11	10	9	67	$121

The aggregate amounts of maturities of long-term debt as of September 30, including that due within one year and classified as current, are expected to be:

					After
2002	2003	2004	2005	2006	2006	Total
$3,036	1,127	2,599	1,463	966	1,045	$10,236

We did not have contingent liabilities with more than a remote chance of occurrence at September 30, 2002.

Cash flows. Net cash provided by operating activities increased $138 over the first nine months of 2001 primarily due to an increase in profit adjusted for non-cash items and a decrease in working capital requirements. Net cash used for investing activities increased $333 primarily due to less proceeds from the sales of receivables of $442; the February 2002 acquisition of FCC, net of cash acquired, which totaled $245; partially offset by less investment in partnerships of $280 (in February 2001, we established a Canadian partnership with Finning International Incorporated) and less expenditures net of proceeds related to finance receivables and operating leases of $64. Net cash provided by financing activities increased $179 primarily due to an increase in proceeds from the issuance of long-term debt of $964, mostly offset by an increase in repayments of long-term and short-term debt.

CODE OF ETHICS

To insure ethical practices in all transactions, we embrace the Caterpillar Worldwide Code of Business Conduct and our Shared Values, both of which are applicable to all of our employees (not just senior financial officers). These standards are communicated and reinforced through distributed booklets, new employee orientation, an Intranet site, and a confidential hotline to address questions or concerns.

Item 4. Controls and Procedures

We have established and maintain disclosure controls and procedures and conclude theses controls/procedures are effective based on our evaluation as of the "Evaluation Date", which is a date within 90 days prior to the filing date of this 10-Q. There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
Exhibit No.	Description
12	Statement setting forth computation of Ratio of Profit to Fixed Charges.

  Reports on Form 8-K

July 8, 2002 - An 8-K was filed containing the Underwriting Agreement, Terms Agreement, and Form of 4.875% Note due 2007 in connection with the registrant's Registration Statement (Form S-3), Registration No. 333-59540.

July 8, 2002 - An 8-K was filed containing the Opinion of Orrick, Herrington & Sutcliffe LLP, as to certain tax matters and the consent of Orrick, Herrington & Sutcliffe LLP in connection with the registrant's Registration Statement (Form S-3), Registration No. 333-59540.

August 16, 2002 - Two 8-K's were filed containing the Opinion of Orrick, Herrington & Sutcliffe LLP, as to certain tax matters and the consent of Orrick, Herrington & Sutcliffe LLP in connection with the registrant's Registration Statement (Form S-3), Registration No. 333-97047.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Caterpillar Financial Services Corporation

Date: October 28, 2002	By: /s/ K.C. Springer
K.C. Springer, Controller and Principal Accounting Officer

Date: October 28, 2002	By: /s/ J.S. Beard
J.S. Beard, President

Certifications

I, James S. Beard, President of the Company, certify that:

  I have reviewed this quarterly report on Form 10-Q of Caterpillar Financial Services Corporation;
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: October 28, 2002	By: /s/ James S. Beard
James S. Beard, President

I, James A. Duensing, Principal Financial Officer of the Company, certify that:

  I have reviewed this quarterly report on Form 10-Q of Caterpillar Financial Services Corporation;
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: October 28, 2002	By: /s/ James A. Duensing
James A. Duensing, Principal Financial Officer

EXHIBIT 12

CATERPILLAR FINANCIAL SERVICES CORPORATION

COMPUTATION OF RATIO OF PROFIT TO FIXED CHARGES

(Unaudited)

(Dollars in millions)

Three Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Net Income	$ 56	$ 68	$ 149	$ 165

Add:
Provision for income taxes	32	41	86	95

Deduct:
Equity in profit of partnerships	(1)	(2)	(5)	(4)

Profit before taxes	$ 87	$ 107	$230	$256

Fixed charges:
Interest on borrowed funds	$141	$168	$409	$544
Rentals at computed interest*	3	1	5	4

Total fixed charges	$144	$169	$414	$548

Profit before taxes plus fixed charges	$231	$276	$644	$804

Ratio of profit before taxes plus fixed charges to fixed charges	1.60	1.63	1.56	1.47

*Those portions of rent expense that are representative of interest cost.