Form 10-K
period 2002-12-31
CATERPILLAR FINANCIAL SERVICES CORP
filed 2003-02-25
CIK 764764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] Not Applicable.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes _

No X

At December 31, 2002, one share of common stock of the Registrant was outstanding, which is owned by Caterpillar Inc.

The Registrant complies with the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K, and is therefore filing this form with the reduced disclosure format.

Documents Incorporated by Reference: See page 12 for the exhibit index.

CONTENTS

part i. Item 1. business *

Item 2. Properties *

Item 3. Legal Proceedings *

Item 5. Market for registrant's common Equity and related stockholder matters *

part ii. Item 7. Management's Discussion and Analysis of Results of Operations and capital resources and liquidity (Dollars in millions) *

CRITICAL ACCOUNTING POLICIES *

2002 COMPARED WITH 2001 *

2001 COMPARED WITH 2000 *

CAPITAL RESOURCES AND LIQUIDITY *

Item 7.A Quantitative and Qualitative Market Risk *

Item 8. Financial Statements and Supplementary Data *

part iii. Item 10. directors and executive officers of the registrant *

part iii. Item 13. Certain relationships and related transactions *

part iii. Item 14. CONTROLS AND ProcedUREs *

part iv. Item 15. Exhibits, Financial Statement Schedules, and reports on form 8-K *

Signatures *

Certifications *

REPORT OF INDEPENDENT ACCOUNTANTS *

CONSOLIDATED STATEMENT OF FINANCIAL POSITION *

CONSOLIDATED STATEMENT OF PROFIT *

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY *

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

Note 14 - Transactions With Related Parties *

Note 15 - Leases *

Note 16 - Segment Information *

Note 17 - Selected Quarterly Financial Data (Unaudited) *

part i. Item 1. business

Caterpillar Financial Services Corporation, a Delaware corporation organized in 1981, is a wholly-owned finance subsidiary of Caterpillar Inc. (together with its other subsidiaries, "Caterpillar" or "Cat"). We provide retail financing alternatives for Caterpillar machinery and engines as well as other equipment and marine vessels to customers and dealers around the world, provide wholesale financing to Caterpillar dealers, and purchase short-term dealer receivables from Caterpillar. We have over 20 years of experience in providing financing in these markets, contributing to our knowledge of asset values, industry trends, product structuring, and customer needs. We emphasize prompt and responsive service and offer various financing plans to meet customer requirements, increase Caterpillar sales, and generate financing revenue. Our total number of employees at December 31, 2002 was 1,201. For more detailed information on our parent company, Caterpillar Inc., please visit http://www.cat.com. For more information about our business, please visit http://www.catfinancial.com. Information contained on Caterpillar Inc.'s and our Internet sites are not incorporated by reference into this document.

Retail financing plans include:

Investment in finance leases - retail:

  Tax leases that are classified as either operating or finance leases for financial accounting purposes, depending on the characteristics of the lease. For tax purposes, we are considered the owner of the equipment (20%*).
  Finance (non-tax) leases where the lessee is considered the owner of the equipment during the term of the contract and that either require or allow the customer to purchase the equipment for a fixed price at the end of the term (16%*).
  Installment sale contracts, which are equipment loans that enable customers to purchase equipment with a down payment or trade-in and structure payments over time (20%*).
  Governmental lease-purchase plans in the U.S. that offer low interest rates and flexible terms to qualified non-federal government agencies (1%*).

Retail notes receivable:

  Working capital loans that allow customers and dealers to use their Caterpillar equipment as collateral to obtain financing for other business needs (26%*).

Wholesale financing plans (17%*) include Wholesale notes receivable and Investment in finance leases - wholesale:

  Inventory/rental programs which provide assistance to dealers by financing their inventory, rental fleets, and rental facilities.
  Short-term dealer receivables we purchase from Caterpillar at a discount.

* Indicates the percentage of total portfolio at December 31, 2002. For more information on the above and our concentration of credit risk, please refer to Note 6 of Notes to Consolidated Financial Statements.

The retail financing business is highly competitive, with financing for users of Caterpillar equipment available through a variety of sources, principally commercial banks and finance and leasing companies. Cat Financial's main competitors include Citibank, GECC, CIT Group, John Deere Capital Corporation, Case New Holland Credit, JCB Credit, and local banks. The sluggish economy in 2002 created a highly competitive environment for sales. Competitive manufacturers used below-market interest rate programs (subsidized by the manufacturer) to assist machine sales. Caterpillar and Cat Financial work together to provide a broad array of financial merchandising programs around the world to meet these competitive offers.

We continue in our efforts to respond quickly to customers, improve internal processing efficiencies, and reduce costs. Our web-based Cat FinancExpressSM transaction processing and information tool, currently available in the U.S. and France, gives us a competitive advantage in these areas. Cat FinancExpressSM collects information on-line to provide finance quotes, credit decisions, and print documents, all in a very short time frame.

We are largely dependent upon Caterpillar dealers' ability to sell equipment and customers' willingness to enter into financing or leasing agreements with us. We also are affected by the availability of funds from our financing sources and general economic conditions such as inflation and market interest rates.

We provide financing only when acceptable criteria are met. Credit decisions are based on, among other things, the customer's credit history, financial strength, and intended use of equipment. We typically maintain a security interest in retail financed equipment and require physical damage insurance coverage on financed equipment.

In certain instances, our operations are subject to supervision and regulation by state, federal, and various foreign government authorities and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things, (i) regulate credit granting activities, (ii) establish maximum interest rates, finance charges, and other charges, (iii) require disclosures to customers, (iv) govern secured transactions, (v) set collection, foreclosure, repossession, and other trade practices, (vi) prohibit discrimination in the extension of credit and administration of loans, and (vii) regulate the use and reporting of information related to borrower's credit experience.

We continue to finance a significant portion of Caterpillar dealers' sales and inventory of Cat equipment, especially in our North American segment (see Note 16 of Notes to Consolidated Financial Statements for more information regarding our segments and geographic areas). Our competitive position is improved by marketing programs, subsidized by Caterpillar and/or Caterpillar dealers, which allow us to offer below-market interest rates. Under these programs, Caterpillar, or the dealer, subsidizes an amount at the outset of the transaction, which we then recognize as revenue over the term of the financing.

We also have agreements with Caterpillar that are significant to our operation. These agreements provide for financial support, certain funding, employee benefits, and corporate services, among other things. For more information on these agreements, please refer to Note 14 of Notes to Consolidated Financial Statements.

Item 2. Properties

Our principal executive offices are located in Nashville, Tennessee. We have 41 offices, of which 7 are located in the United States, 17 are in Europe, and 17 are in other countries. All offices are leased.

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

part ii. Item 7. Management's Discussion and Analysis of Results of Operations and capital resources and liquidity (Dollars in millions)

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect reported amounts. The most significant estimates include those related to our residual values for leased assets and for our allowance for credit losses.

The estimated future wholesale market value (residual value) of leased equipment at the time of the expiration of the lease term represents a careful analysis of historical wholesale market sales prices, projected forward on a level trend line without consideration for inflation or possible future pricing action. The residual value is tempered by the following critical factors: market size and demand, any known significant market/product trends, total accumulated hours judged against estimated useful life, machine configuration, application, location, model changes, quantities, and past re-marketing experience. Many impact factors are spelled out in an application survey that is completed prior to quotation. The application survey also clearly defines applicable return conditions and remedies for non-compliance, thus ensuring the leased equipment will be in good operating condition upon return. Model changes and updates, as well as market strength and product acceptance, are continually monitored, and residual adjustments are made in accordance with the significance of any such changes. A remarketing sales staff works closely with customers and dealers to manage the sale of lease returns and the recovery of residual exposure. During the term of the leases, residual amounts are monitored. If estimated market values significantly decline due to economic factors, obsolescence, or other adverse circumstances, the residuals are adjusted to the lower estimated values by a charge to earnings.

As the vast majority of our finance receivables are retail financings, which consist of homogeneous contracts, the allowance for credit losses is evaluated on a regular basis and adjusted based upon management's best estimate of probable losses inherent in the portfolio at December 31. In estimating probable losses, we review accounts that are past due, non-performing, or in bankruptcy. We also review accounts that may be at risk using information available about the customer, such as financial statements, news reports, and published credit ratings. We also use general information regarding industry trends and the general economic environment. Using an estimate of current fair market value of collateral and factoring in credit enhancements, such as additional collateral and third party guarantees, we arrive at an estimated loss for specific accounts and estimate an additional amount for the remainder of the portfolio based upon historical trends.

2002 COMPARED WITH 2001

PORTFOLIO

The portfolio (primarily "Total net finance receivables" plus "Equipment on operating leases, less accumulated depreciation") was $16,546 at December 31, 2002, an increase of $2,075 over the prior year.

At December 31, 2002, we also serviced $966 in receivables sold to others, which consisted of $240 in wholesale receivables under revolving, asset-backed securitization agreements, $655 of installment sale contracts, and $71 of finance leases. These receivables are not available to pay our creditors.

We financed record new retail volume totaling $7,287 during 2002, as compared to $6,813 in 2001. The increase of $474 was primarily related to increased financing in the North American segment (including a $235 increase due to the February 2002 acquisition of FCC and a $94 increase in Canada, primarily related to a portfolio purchase from a Canadian dealer).

REVENUES

Wholesale and retail finance revenue for 2002 was $971, a decrease of $127 from 2001 (a decrease of $104 excluding the effect on Wholesale finance revenue of the recognition of unamortized discounts on trade receivables purchased from Caterpillar that paid before maturity). The decrease was due principally to a 152 basis point decrease in the average interest rate, partially offset by an 8% increase in the average receivable balance outstanding. Discounts on North American dealer trade receivables purchased from Caterpillar that paid earlier than estimated at their purchase date, included in revenues, were $25 for 2002 and $67 for 2001. We purchase trade receivables each week at discounts that are expected to yield a market rate of interest over their term. Because the discounts are based on estimates as to when the receivables will be paid, the actual yield on the receivables can be higher or lower than the rates used to determine the discounts. In 2001, the yield was higher because the receivables paid substantially earlier than estimated. The unearned discounts recognized in 2002 revenues due to early payments included $18 in Wholesale finance revenue, related to Wholesale notes receivable, and $7 in Other revenue, related to the securitized portion of the receivables. The revenues recognized in 2001 were $41 in Wholesale finance revenue and $26 in Other revenue. The average interest rate on finance receivables was 7.20% for 2002 compared with 8.72% for 2001 (7.06% and 8.39% excluding the recognition of unamortized discounts on trade receivables purchased from Caterpillar that paid before maturity). This rate is computed by dividing finance revenue by the average finance receivable balance, net of unearned income. The tax benefits of governmental (non-federal) lease purchase contracts and tax-oriented leases are not included in these computed interest rates.

Rental revenue for 2002 was $539. The increase of $131 from 2001 was due to the increase in equipment on operating leases that resulted from increased marketing efforts and higher customer demand.

Other revenue for 2002 was $72, a decrease of $42 from 2001. Excluding the gain on the sale of trade receivables that was related to the recognition of unamortized discounts on the trade receivables purchased from Caterpillar, the decrease in Other revenue was $23. Significant items included:
Decreases of:	Gain on sale of receivables	$ (23)
	Forward points on FX contracts	$ (10)
	Exchange gain / loss	$ (6)
	Securitization related revenue	$ (5)

In February 2001, we established a Canadian partnership with Finning International Incorporated ("Finning") to support their entrance into the Cat Rental Store market in the United Kingdom. Our $269 investment in this partnership is recorded in Other assets on the Consolidated Statement of Financial Position, and is accounted for under the cost method. The investment totaled $270 in 2001. In 2002, we recorded $11 of dividend income from this partnership in Other revenue versus $15 for 2001.

EXPENSES

Interest expense for 2002 decreased $144 from 2001. This decrease was primarily due to the reduction in the average cost of funds of 154 basis points, to 3.90% for 2002 from 5.44% for 2001, partially offset by the impact of a 10% increase in average debt levels that was due to funding increased new retail business.

Depreciation expense on equipment leased to others was up $101 over 2001 due to the increase in equipment on operating leases discussed in the Revenues section above.

General, operating, and administrative expenses increased $17 during 2002 compared to 2001. This increase primarily resulted from staff-related expenses due to the larger portfolio (including the increase due to the February 2002 acquisition of FCC) and geographical expansion and various cost increases related to the increase in repossessions. There were 1,201 employees at December 31, 2002, an increase of 121 from December 31, 2001.

The provision for credit losses increased $12 compared to 2001, resulting from an assessment of the adequacy of the allowance for credit losses considering the larger portfolio, actual write-offs, and a weakened global economy. The allowance for credit losses was 1.47% of finance receivables, net of unearned income, at December 31, 2002, compared to 1.42% at December 31, 2001. The Notes receivable from Caterpillar are not included in this calculation.

The effective tax rate increased to 36.3% in 2002 from 36.0% in 2001.

PROFIT

Profit for 2002 was $193, down $19 from 2001. The decrease was primarily due to a $27 reduction in the recognition of unamortized discounts on trade receivables purchased from Caterpillar that paid before maturity. Other reductions in profit were due to a decrease in other securitization-related revenue and increased general, operating, and administrative expenses due to growth. The reduction in profit was partially offset by the absence of residual write-downs recorded in 2001 for agriculture equipment (see 2001 Compared With 2000 section below).

PAST DUE RECEIVABLES

Receivables that were past due over 30 days were 3.55% of the total receivables at December 31, 2002, as compared to 3.95% at December 31, 2001. The decrease was primarily related to a reduction in past due receivables in Europe and Mexico. Bad debt write-offs, net of recoveries, were $85 for 2002 compared with $72 for 2001. The increase in write-offs was primarily related to generally weak economic conditions in the U.S. We will continue to monitor the allowance for credit losses to provide for an amount we believe is adequate, after considering the value of any collateral, to cover uncollectible receivables. See Note 2 of Notes to Consolidated Financial Statements for information on the allowance for credit losses.

2001 COMPARED WITH 2000

PORTFOLIO

The portfolio was $14,471 at December 31, 2001, an increase of $1,090 over December 31, 2000.

At December 31, 2001, we also serviced $1,116 in receivables sold to others, which consisted of $500 in wholesale receivables under revolving, asset-backed securitization agreements, $528 of installment sale contracts, and $88 of finance leases.

We financed new retail business of $6,813 during 2001 as compared to $5,598 in 2000. The increase was primarily attributed to financing a higher percentage of deliveries of Caterpillar product in North America and Europe.

REVENUES

Total revenues for 2001 were a record $1,620. The increase of $177 over 2000 was primarily related to a larger portfolio, of which the largest component was rental revenue from operating leases, and increased gains on sales of receivables. Increases in revenues were partially offset by a decreased yield on the portfolio, which is related to the lower interest rate environment.

Included in 2001 revenues was $67 in discounts on North American dealer trade receivables purchased from Caterpillar that paid earlier than estimated at their purchase date. We purchase trade receivables each week at discounts that are expected to yield a market rate of interest over their term. Because the discounts are based on estimates as to when the receivables will be paid, the actual yield on the receivables can be higher or lower than the rates used to determine the discounts. In 2001 the yield was higher because the receivables paid substantially earlier than estimated. However, similar results are not expected in future periods. The unearned discounts recognized in 2001 revenues due to early payments included $41 in Wholesale finance revenue, related to Wholesale notes receivable and $26 in Other revenue, related to the securitized portion of the receivables.

The average interest rate on finance receivables was 8.72% for 2001 (8.39% excluding the recognition of unamortized discounts on trade receivables purchased from Caterpillar that paid before maturity) compared with 8.88% for 2000. This rate is computed by dividing finance revenue by the average finance receivable balance, net of unearned income. The tax benefits of governmental (non-federal) lease purchase contracts and tax-oriented leases are not included in these computed interest rates.

Other revenue was $114 for 2001, an increase of $27 from 2000, and included securitization-related revenue, fees, and other miscellaneous revenue. Significant items included:
Increases of:	Gain on sale of receivables	$ 31
	Dividend income from joint ventures	$ 15
	Miscellaneous charges	$ 11
Decreases of:	Profit / loss on terminations	$ (7)
	Forward points on FX contracts	$(23)

In February 2001, we established the Canadian partnership with Finning referred to previously. In 2001, we recorded $15 of dividend income from this partnership in Other revenue.

EXPENSES

Interest expense for 2001 decreased $56 from 2000. This decrease was primarily the result of the lower interest rate environment, partially offset by increased borrowings. The average interest rate on borrowed funds was 5.44% for 2001 as compared to 6.52% for 2000.

Depreciation expense on equipment leased to others increased $77 over 2000 primarily due to an increase in new equipment on operating leases.

General, operating, and administrative expenses increased from $155 during 2000 to $185 during 2001. Approximately half of the increase is related to additional staff expenses resulting from growth. The remaining increase is related to accelerated depreciation on leasehold improvements due to lease expirations and to additional software depreciation resulting from software additions. The number of full-time employees was 1,080 at December 31, 2001, an increase of 125 from December 31, 2000.

The provision for credit losses increased $35 over 2000, resulting from an assessment of the adequacy of the allowance for credit losses considering the larger portfolio, actual 2001 write-offs, and a weakened global economy. Our allowance for credit losses is 1.42% of our net finance receivables, which is an increase from 1.32% in 2000.

The effective tax rate increased from 34.6% in 2000 to 36.0% in 2001. The increase from 2000 was due to a U.S. tax benefit recorded in 2000 related to our Canadian subsidiary, state and federal refunds received during 2000, and a decrease in municipal income in 2001.

PROFIT

Profit for 2001 was $212, a $53 increase from 2000, a $10 increase excluding the recognition of unamortized discounts on trade receivables purchased from Caterpillar that paid before maturity. This increase resulted principally from a higher spread on the larger portfolio and increased gains on sales of receivables, partially offset by a higher provision for credit losses and increased general, operating, and administrative expenses.

The wider interest rate spread on the portfolio was principally a result of 2001's interest rate environment, where the continuing rapid decrease in rates allowed our debt rates to decrease more rapidly than the portfolio rates because we are not 100% "match funded." As rates stabilize, or increase, our interest rate spread is expected to narrow accordingly. Please refer to Note 10 of Notes to Consolidated Financial Statements for additional information on our "match funding" policy.

In the fourth quarter of 2001, profit after tax was decreased by $5 due to adjustments of agriculture equipment residuals of operating and finance leases. The decrease in the residuals was deemed necessary due to 1) a decline in the agriculture industry market that started in 2000 and continued throughout 2001 and 2) new models scheduled for production in 2002 that were expected to have a negative effect on the market for older models. The impact of the adjustments was a $4 increase in depreciation expense and a $1 decrease in finance revenue.

PAST DUE RECEIVABLES

Receivables that were past due over 30 days were 3.95% of the total receivables at December 31, 2001, as compared to 3.64% at December 31, 2000. The increase was primarily related to past due receivables in Latin America and Europe. Bad debt write-offs, net of recoveries, were $72 for 2001 compared with $28 for 2000. The increase in write-offs was primarily attributable to the weakened economy in North America and Latin America. We will continue to monitor the allowance for credit losses to provide for an amount we believe is adequate, after considering the value of any collateral, to cover uncollectible receivables. See Note 2 of Notes to Consolidated Financial Statements for information on the allowance for credit losses.

CAPITAL RESOURCES AND LIQUIDITY

Operations for 2002 were funded with a combination of borrowings, proceeds from sales of receivables, and retained earnings.

Total borrowings outstanding at December 31, 2002 were $14,753, an increase of $1,731 over 2001 due to financing a higher amount of new retail business as previously noted. Outstanding borrowings include:

$9,952 of medium-term notes

$3,507 of commercial paper

$ 795 of notes payable to Caterpillar

$ 255 of money market funds

$ 174 of short-term bank borrowings

$ 38 of loans from a company-owned partnership

$ 32 of long-term bank borrowings

At December 31, 2002, we had total credit lines of $5,587 that included $3,950 of revolving credit agreements shared with Caterpillar, $826 of variable amount lending agreements with Caterpillar, and $811 of short-term credit lines. These credit lines are with a number of banks and are considered support for our commercial paper, commercial paper guarantees, and bank borrowings.

As of December 31, 2002, we have remaining availability of $4,003 in medium-term notes issuable pursuant to two U.S. shelf registration statements totaling $8,000, $811 of medium-term notes issuable under a $2,000 European program, and $238 of medium-term notes issuable under a $475 Canadian program.

As an alternative funding source, we securitize assets. In this process, retail or wholesale finance receivables are sold to special purpose bankruptcy-remote subsidiaries. In 2002 we received proceeds of $1,696 from subsequent sales of dealer receivables into a revolving securitization facility and received proceeds of $641 for retail installment sale contracts and finance leases sold into a public asset-backed securitization facility. Please refer to Note 4 of Notes to Consolidated Financial Statements for additional information.

During the year, Caterpillar did not contribute any additional capital. Our debt-to-equity ratio as defined under the revolving credit agreements was 7.8 to 1 at December 31, 2002 as compared to 7.7 to 1 at December 31, 2001. See Note 7 of Notes to Consolidated Financial Statements for additional information.

Net cash provided by operating activities increased $178 over 2001 primarily due to an increase in profit adjusted for non-cash items. Net cash used for investing activities increased $591 primarily due to less proceeds from the sales of receivables of $797, partially offset by less expenditures net of proceeds related to finance receivables of $413. Net cash provided by financing activities increased $361 primarily due to an increase in borrowings from Caterpillar of $662 and proceeds from the issuance of long-term debt of $506, mostly offset by an increase in repayments of long-term and short-term debt.

We have committed cash outflow related to long-term debt and operating lease agreements. Minimum payments for these long-term obligations are:

Contractual Obligations	2003	2004	2005	2006	2007	Thereafter	Total
Long-term debt	$ 3,654	$ 2,714	$ 1,474	$ 981	$ 818	$ 381	$10,022
Operating leases	13	12	11	10	10	61	117
Total Contractual Obligations	$ 3,667	$ 2,726	$ 1,485	$ 991	$ 828	$ 442	$10,139

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

In the normal course of business, our operations and financial position are subject to fluctuations in interest rates. We use interest rate swap agreements to manage this risk and maintain the spread between interest-bearing assets and liabilities. To estimate the impact of interest rate movement on our income, we compute a "baseline" and "shocked" interest expense over the next 12 months. The difference between the "baseline" and "shocked" amounts is an estimate of our sensitivity to interest rate movement.

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

Based on our sensitivity analysis, assuming no new fixed-rate assets funded by floating rate liabilities were extended and no further action was taken to alter our current interest rate sensitivity, the impact of a 100 basis point rise in interest rates is an estimated $15 increase to interest expense for 2003, the same as the prior year's estimated impact for 2002. Although we believe this measure provides a meaningful estimate of our interest rate sensitivity, it does not adjust for other factors that impact our interest expense. Accordingly, no assurance can be given that actual results would be consistent with the results of our estimate. Our analysis does not necessarily represent our current outlook of future market interest rate movement.

Foreign currency derivatives. Since our policy for our operations is to hedge the foreign exchange risk when the currency of our debt portfolio does not match the currency of our receivable portfolio, a 10% change in the value of the U.S. dollar relative to all other currencies would not have a material effect on our consolidated financial position, results of operations, or cash flow. Neither our policy nor the effect of a 10% change in the value of the U.S. dollar has changed from that reported at the end of last year.

Item 8. Financial Statements and Supplementary Data

Information required by Item 8 is included from pages 16 through 40.

Required Securities and Exchange Commission filings are available as soon as reasonably practicable after such material is electronically filed with or furnished to the Commission on the Internet at http://www.catfinancial.com. They also can be obtained without charge by writing to: Legal Dept., Caterpillar Financial Services Corp.; 2120 West End Ave.; Nashville, TN 37203-0001.

part iii. Item 10. directors and executive officers of the registrant

To insure ethical practices in all transactions, we embrace the Caterpillar Worldwide Code of Business Conduct ("Code") and our Shared Values, both of which are applicable to all of our employees (not just our principal executive officer, principal financial officer, and controller). These standards are communicated and reinforced through distributed booklets, new employee orientation, an Intranet site, and a confidential hotline to address questions or concerns. On an annual basis, our senior managers must either report any known violations of the Code or notify in writing they are not aware of any such violations. The Code is posted on Caterpillar Inc.'s Internet site used for its investor relations and can be accessed directly at http://www.cat.com/about_cat/pdf/worldwide_code.pdf. We also intend to provide any changes in and waivers from our Code via this Internet site in lieu of publicly filing such disclosure on Form 8-K.

part iii. Item 13. Certain relationships and related transactions

In 1998, we entered into a loan arrangement with Dynamic Retailers LLC, owner of the Cat Merchandise Store, located in Peoria, Illinois. The purpose of the loan is to support the existing CAT Merchandising Centre and an additional CAT Merchandising Centre currently under development. Cullinan Properties LLC holds a 50% ownership interest in Dynamic Retailers LLC. Diane A. Oberhelman owns a majority of Cullinan Properties LLC and is one of three personal guarantors of the full payment of the loan. Since 2000, Ms. Oberhelman has been married to Caterpillar Financial Services Corporation Board member Douglas R. Oberhelman.

The current balance of the existing loan is $309,000. Credit approval has been granted for an additional amount of $250,000, which will be advanced in 2003. The loan is secured by inventory and fixtures.

part iii. Item 14. CONTROLS AND ProcedUREs

An evaluation was performed under the supervision and with the participation of the Company's management, including the Principal Executive Officer (PEO) and Principal Financial Officer (PFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this annual report. Based on that evaluation, the Company's management, including the PEO and PFO, concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of this evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

part iv. Item 15. Exhibits, Financial Statement Schedules, and reports on form 8-K
    The following documents are filed as part of this report.

1. Financial Statements

    Report of Independent Accountants
    Consolidated Statement of Financial Position
    Consolidated Statement of Profit
    Consolidated Statement of Changes in Stockholder's Equity
    Consolidated Statement of Cash Flows
    Notes to Consolidated Financial Statements
    Reports on Form 8-K

    November 20, 2002 - an 8-K was filed containing the Terms Agreement, together with the Distribution Agreement, and Form of 3.751% Note due 2007 in connection with the Registrant's Registration Statement (Form S-3), Registration No. 333-97047.

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
4.8

First Amendment to the Support Agreement dated June 14, 1995 between the Company and Caterpillar (incorporated by reference from Exhibit 4 to the Company's Current Report on Form 8-K dated June 14, 1995, Commission File No. 0-13295).

10.1	Tax Sharing Agreement, dated as of June 21, 1984, between the Company and Caterpillar (incorporated by reference from Exhibit 10.3 to the Company's Form 10, as amended, Commission File No. 0-13295).
12	Statement Setting Forth Computation of Ratio of Profit to Fixed Charges.
23	Consent of Independent Accountants.
99.1	Certification of James S. Beard, President of Caterpillar Financial Services Corporation, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of James A. Duensing, Principal Financial Officer of Caterpillar Financial Services Corporation, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Caterpillar Financial Services Corporation
(Registrant)

Dated: February 25, 2003	By:	/s/ R. Clay Thompson
R. Clay Thompson, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date	Signature	Title
February 25, 2003	/s/ James S. Beard James S. Beard	President, Director, and Principal Executive Officer

February 25, 2003	/s/ James R. English James R. English	Executive Vice President and Director

February 25, 2003	/s/ Douglas R. Oberhelman Douglas R. Oberhelman	Director

February 25, 2003	/s/ Kenneth C. Springer Kenneth C. Springer	Controller and Principal Accounting Officer

February 25, 2003	/s/ James A. Duensing James A. Duensing	Treasurer and Principal Financial Officer

Certifications

I, James S. Beard, President of the Company, certify that:

  I have reviewed this annual report on Form 10-K of Caterpillar Financial Services Corporation;
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: February 25, 2003	By: /s/ James S. Beard
James S. Beard, President

I, James A. Duensing, Principal Financial Officer of the Company, certify that:

  I have reviewed this annual report on Form 10-K of Caterpillar Financial Services Corporation;
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: February 25, 2003	By: /s/ James A. Duensing
James A. Duensing, Principal Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of
         Caterpillar Financial Services Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 11 present fairly, in all material respects, the financial position of Caterpillar Financial Services Corporation and its subsidiaries at December 31, 2002, 2001, and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
January 23, 2003

CATERPILLAR FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

AT DECEMBER 31, (Dollars in Millions, except share data)

	2002	2001	2000
Assets:
Cash and cash equivalents	$ 100	$ 119	$ 101
Finance receivables (Notes 2 and 3):
Retail notes receivable	3,979	3,377	2,964
Wholesale notes receivable	2,698	2,279	2,316
Notes receivable from Caterpillar (Note 14)	335	322	390
Investment in finance leases - Retail	8,292	7,785	7,659
Investment in finance leases - Wholesale	129	119	122
	15,433	13,882	13,451
Less: Unearned income	995	1,062	1,129
Allowance for credit losses	207	177	163
Total net finance receivables	14,231	12,643	12,159

Equipment on operating leases,
less accumulated depreciation (Note 5)	1,961	1,477	1,148
Deferred income taxes (Note 12)	11	13	10
Other assets	802	742	387
Total assets	$17,105	$14,994	$13,805

Liabilities and stockholder's equity:
Payable to dealers and others	$ 115	$ 115	$ 89
Payable to Caterpillar - other (Note 14)	10	10	15
Accrued interest payable	161	150	104
Income taxes payable	15	16	7
Other liabilities	70	42	54
Payable to Caterpillar - borrowings (Note 14)	795	204	317
Short-term borrowings (Note 8)	3,936	3,716	3,334
Current maturities of long-term debt (Note 9)	3,654	3,058	2,558
Long-term debt (Note 9)	6,368	6,044	5,749
Deferred income taxes (Note 12)	166	100	81
Total liabilities	15,290	13,455	12,308

Commitments and contingent liabilities (Note 11)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid in amount)	745	745	745
Retained earnings	1,147	954	842
Accumulated other comprehensive loss	(77)	(160)	(90)
Total stockholder's equity	1,815	1,539	1,497

Total liabilities and stockholder's equity	$17,105	$14,994	$13,805

See Notes to Consolidated Financial Statements

CATERPILLAR FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENT OF PROFIT

FOR THE YEARS ENDED DECEMBER 31, (Dollars in Millions)

	2002	2001	2000
Revenues:
Wholesale finance	$ 173	$ 278	$ 261
Retail finance	798	820	785
Rental	539	408	310
Other	72	114	87
Total revenues	1,582	1,620	1,443

Expenses:
Interest	544	688	744
Depreciation on assets leased to others	415	314	237
General, operating, and administrative	202	185	155
Provision for credit losses	109	97	62
Other expense	9	5	2
Total expenses	1,279	1,289	1,200

Profit before income taxes	303	331	243

Provision for income taxes (Note 12)	110	119	84

Profit	$ 193	$ 212	$ 159

See Notes to Consolidated Financial Statements

CATERPILLAR FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

FOR THE YEARS ENDED DECEMBER 31, (Dollars in Millions)

	2002			2001		2000
Common stock at paid-in amount:
Balance at beginning of year	$ 745		$ 745		$ 745
Balance at year-end	745		745		745

Retained earnings:
Balance at beginning of year	954		842		683
Profit	193	$ 193	212	$ 212	159	$ 159
Dividends paid	-		(100)		-
Balance at year-end	1,147		954		842

Accumulated other comprehensive income/ (loss):
Foreign currency translation adjustment
Balance at beginning of year	(126)		(90)		(43)
Aggregate adjustment for year	88	88	(36)	(36)	(47)	(47)
Balance at year-end	(38)		(126)		(90)
Derivative instruments (net of tax) (Notes 1F and 10)
Balance at beginning of year	(36)		-		-
Losses deferred during year	(45)	(45)	(48)	(48)	-	-
Losses reclassed to earnings during year	41	41	12	12	-	-
Balance at year-end	(40)		(36)		-
Other instruments (net of tax)
Balance at beginning of year	2		-		-
Aggregate adjustment for year	(1)	(1)	2	2	-	-
Balance at year-end	1		2		-
Total accumulated other comprehensive loss	(77)		(160)		(90)

Comprehensive income		$ 276		$ 142		$ 112

Total stockholder's equity	$1,815		$1,539		$1,497

See Notes to Consolidated Financial Statements

CATERPILLAR FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, (Dollars in Millions)

	2002	2001	2000
Cash flows from operating activities:
Profit	$ 193	$ 212	$ 159
Adjustments for non-cash items:
Depreciation of equipment on operating leases	415	314	237
Depreciation of non-leased equipment	19	20	6
Amortization of purchased discount	(129)	(241)	(204)
Provision for credit losses	109	97	62
Deferred income taxes	62	35	34
Other	(55)	(4)	49
Changes in assets and liabilities:
Receivables from customers and others	-	(45)	21
Payable to dealers and others	(6)	29	(35)
Payable to Caterpillar - other	6	(10)	6
Accrued interest payable	1	10	10
Income taxes payable	-	9	(1)
Other assets and liabilities, net	(23)	(12)	25
Net cash provided by operating activities	592	414	369

Cash flows from investing activities:
Acquisitions, net of cash acquired	(245)	-	-
Expenditures for equipment on operating leases and for non-leased equipment	(1,075)	(865)	(669)
Proceeds from disposals of equipment	473	324	233
Additions to finance receivables	(17,623)	(18,328)	(15,818)
Collections of finance receivables	14,209	14,529	11,233
Proceeds from sales of receivables	2,310	3,079	3,346
Notes receivable from Caterpillar	(82)	103	6
Investment in partnerships	1	(265)	-
Other, net	10	(8)	(2)
Net cash used for investing activities	(2,022)	(1,431)	(1,671)

Cash flows from financing activities:
Payment of dividends	-	(100)	-
Payable to Caterpillar - borrowings	571	(91)	24
Proceeds from long-term debt	3,889	3,383	3,748
Payments on long-term debt	(3,114)	(2,598)	(2,948)
Short-term borrowings, net	53	444	499
Net cash provided by financing activities	1,399	1,038	1,323

Effect of exchange rate changes on cash	12	(3)	(5)

Net change in cash and cash equivalents	(19)	18	16

Cash and cash equivalents at beginning of year	119	101	85

Cash and cash equivalents at end of year	$ 100	$ 119	$ 101

See Notes to Consolidated Financial Statements

All short-term investments, which consist primarily of highly liquid investments with original maturities of less than three months, are considered to be cash equivalents.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions)

Note 1 - Summary Of Significant Accounting Policies

A. Basis of consolidation

Caterpillar Financial Services Corporation is a wholly-owned finance subsidiary of Caterpillar Inc. (together with its other subsidiaries, "Caterpillar" or "Cat"). We provide retail-financing alternatives for Caterpillar machinery and engines as well as other equipment and marine vessels to customers and dealers around the world, provide wholesale financing to Caterpillar dealers, and purchase short-term dealer receivables from Caterpillar.

The financial statements include the accounts of Caterpillar Financial Services Corporation and its subsidiaries. Investments in companies that are owned 50% or less are generally accounted for by the equity method. Certain investments are accounted for by the cost method. All material intercompany balances have been eliminated.

Certain amounts for prior periods have been reclassified to conform to the 2002 presentation.

B. Recognition of earned income

  Retail finance revenue on finance leases, installment sale contracts and governmental (non-federal) tax leases is recognized over the term of the contract at a constant rate of return on the scheduled outstanding principal balance.
  Rental revenue on operating leases is recorded in the period earned.
  Wholesale finance revenue on dealer inventory, rental fleets, rental stores, and on short-term dealer receivables is recognized based on the daily balance of wholesale receivables outstanding and the applicable effective interest rate.
  Loan origination and commitment fees over five hundred dollars are deferred and then amortized to finance revenue using the interest method over the life of the finance receivables.

Recognition of income is suspended when management determines that collection of future income on impaired loans or finance leases is not probable (generally after 120 days past due). Accrual is resumed, and previously suspended income is recognized, when the receivable becomes contractually current and collection doubts are removed. Cash receipts on impaired loans or finance leases are recorded against the receivable and then to any unrecognized income.

C. Depreciation

Depreciation for equipment on operating leases is recognized using the straight-line method over the lease term, typically one to seven years. The depreciable basis is the original cost of the equipment less the estimated residual value of the equipment at the end of the lease term.

D. Residual values

The estimated future wholesale market value (residual value) of leased equipment at the time of the expiration of the lease term represents a careful analysis of historical wholesale market sales prices, projected forward on a level trend line without consideration for inflation or possible future pricing action. The residual value is tempered by the following critical factors: market size and demand, any known significant market/product trends, total accumulated hours judged against estimated useful life, machine configuration, application, location, model changes, quantities, and past re-marketing experience. Many impact factors are spelled out in an application survey that is completed prior to quotation. The application survey also clearly defines applicable return conditions and remedies for non-compliance, thus ensuring the leased equipment will be in good operating condition upon return. Model changes and updates, as well as market strength and product acceptance, are continually monitored, and residual adjustments are made in accordance with the significance of any such changes. A remarketing sales staff works closely with customers and dealers to manage the sale of lease returns and the recovery of residual exposure.

The residuals for leases classified as operating leases, in accordance with Statement of Financial Accounting Standards No. 13 (SFAS 13), are included in Equipment on operating leases. The residuals for leases classified as capital leases, in accordance with SFAS 13, are included in Investment in finance leases.

During the term of the leases, residual amounts are monitored. If estimated market values significantly decline due to economic factors, obsolescence, or other adverse circumstances, the residuals are adjusted to the lower estimated values by a charge to earnings. For equipment on operating leases, the charge is recognized through depreciation expense. For finance leases, it is recognized through a reduction of finance revenue.

E. Amortization

Debt issuance costs are capitalized and amortized to interest expense over the term of the debt issue.

F. Derivative financial instruments

Our earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates and interest rates. Our "Risk Management Policy" (Policy) allows for the use of derivative financial instruments to prudently manage foreign currency exchange rate and interest rate exposure. Our Policy specifies that derivatives are not to be used for speculative purposes. Derivatives that we use are primarily foreign currency forward and option contracts and interest rate swaps. Our derivative activities are subject to the management, direction, and control of our financial officers. Risk management practices, including the use of financial derivative instruments, are presented to the Audit Committee of the Caterpillar Board of Directors at least annually.

All derivatives are recognized on the balance sheet at their fair value. All derivatives in a net receivable position are included in Other assets, interest rate swaps in a net liability position are included in Accrued interest payable, and foreign currency forward contracts in a net liability position are included in Other liabilities. Cash flows related to these instruments are reflected in the operating activities section of the Consolidated Statement of Cash Flows. On the date the derivative contract is entered into, we designate the derivative as (1) a hedge of the fair value of a recognized liability ("fair value" hedge), (2) a hedge of a forecasted transaction or the variability of cash flow to be paid ("cash flow" hedge), or (3) an "undesignated" instrument. Changes in the fair value of a derivative that is qualified, designated, and highly effective as a fair value hedge, along with the gain or loss on the hedged liability that is attributable to the hedged risk, are recorded in current earnings. Changes in the fair value of a derivative that is qualified, designated, and highly effective as a cash flow hedge are recorded in other comprehensive income or loss until earnings are affected by the forecasted transaction or the variability of cash flow, and are then reported in current earnings. Changes in the fair value of undesignated derivative instruments and the ineffective portion of designated derivative instruments are reported in current earnings.

We formally document all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value hedges to specific liabilities on the balance sheet and linking cash flow hedges to specific forecasted transactions or variability of cash flow.

We also formally assess, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flow of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, we discontinue hedge accounting prospectively, in accordance with Statement of Financial Accounting Standards No. 133 (SFAS 133). Please refer to Note 10 for more information on derivatives, including the methods used to account for them.

G. Allowance for credit losses

As the vast majority of our finance receivables are retail financings, which consist of homogeneous contracts, the allowance for credit losses is evaluated on a regular basis and adjusted based upon management's best estimate of probable losses inherent in the portfolio at December 31. In estimating probable losses, we review accounts that are past due, non-performing, or in bankruptcy. We also review accounts that may be at risk using information available about the customer, such as financial statements, news reports, and published credit ratings. We also use general information regarding industry trends and the general economic environment. Using an estimate of current fair market value of collateral and factoring in credit enhancements, such as additional collateral and third party guarantees, we arrive at an estimated loss for specific accounts and estimate an additional amount for the remainder of the portfolio based upon historical trends. Uncollectible receivable balances, including accrued interest, are written off against the allowance for credit losses when the underlying collateral is repossessed or when we determine that it is probable the receivable balance is uncollectible. Subsequent recoveries, if any, are credited to the allowance when received.

H. Income taxes

We have a tax sharing agreement with Caterpillar under which we combine our tax position with Caterpillar's when appropriate. When we combine our tax positions under this agreement, we pay to or receive from Caterpillar our allocated share of income taxes or credits.

I. Foreign currency translation

Assets and liabilities of foreign subsidiaries (the majority of which use the local currency as their functional currency) are translated at current exchange rates. The effects of translation adjustments are reported as a separate component of accumulated other comprehensive loss entitled "Foreign currency translation adjustment." Gains and losses resulting from the translation of foreign currency amounts to functional currency are included in Other revenue on the Consolidated Statement of Profit.

J. Securitized receivables

When finance receivables are securitized, we retain interest in the receivables in the form of interest-only strips, servicing rights, cash reserve accounts, and subordinated certificates. Gains or losses on the sale are dependent upon the purchase price being allocated between the carrying value of the receivables sold and the retained interests based upon their relative fair value. We estimate fair value based upon the present value of future expected cash flows using key assumptions for credit losses, prepayment speeds, forward yield curves, and discount rates. The retained interests in the retail finance receivables are included in Other assets on the Consolidated Statement of Financial Position. The retained interests in the wholesale dealer receivables are recorded as wholesale finance receivables. Please refer to Note 4 for more information on securitized receivables.

K. Use of estimates in the preparation of financial statements

We believe this information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the consolidated statements of financial position, profit, changes in equity, and cash flows for the periods presented. The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts. The more significant estimates include the allowance for credit losses, residual values for leased assets, and assumptions used to determine the fair value of derivatives and retained interests in securitizations. Actual results may differ from these estimates.

L. New accounting standards

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143 (SFAS 143), "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets. As required by SFAS 143, we will adopt this new accounting standard on January 1, 2003. We believe the adoption of SFAS 143 will not have a material impact on our financial statements.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies the guidance of the Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. The provisions of SFAS 146 are required for exit or disposal activities that are initiated after December 31, 2002. We adopted SFAS 146 on October 1, 2002. Its adoption did not have any impact on our financial statements.

In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147 (SFAS 147), "Acquisitions of Certain Financial Institutions." SFAS 147 requires that the guidance provided by SFAS 141 "Business Combinations," SFAS 142 "Goodwill and Other Intangible Assets", and SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" will apply to acquisitions of financial institutions (previously covered under special industry guidance). The transition provisions of SFAS 147 were effective on October 1, 2002. The adoption of SFAS 147 did not have any impact on our financial statements.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. As required by FIN 45, we adopted the disclosure requirements on December 31, 2002 (refer to Note 11), and we will adopt the initial recognition and measurement provisions on a prospective basis for guarantees issued or modified after December 31, 2002. We believe the adoption of the recognition/measurement provisions will not have a material impact on our financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based Compensation - Transition and Disclosure." This Statement amends SFAS 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As Caterpillar stock option plans are administered by our parent Caterpillar Inc., this Statement will have no impact on our company. Caterpillar Inc. accounts for these stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Therefore, no compensation expense is recognized in association with their options. Caterpillar Inc. adopted the disclosure requirements of SFAS 148 effective December 31, 2002.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51." FIN 46 addresses consolidation by business enterprises of variable interest entities that have certain characteristics. Transferors to qualifying special-purpose entities and "grandfathered" qualifying special-purpose entities subject to the reporting requirements of SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," are excluded from the scope of FIN 46. FIN 46 is applicable immediately to variable interest entities created or obtained after January 31, 2003. For variable interest entities, which we acquired before February 1, 2003, FIN 46 is applicable to us as of July 1, 2003. All of our variable interest entities are qualified special purpose entities, which are excluded from the requirements of FIN 46. We believe the adoption of FIN 46 will not have a material impact on our financial statements.

Note 2 - Receivables And Allowance For Credit Losses

The contractual maturities of outstanding receivables, at December 31, 2002 were:

Amounts due in	Wholesale and Retail Installment Contracts	Wholesale and Retail Financing Leases	Wholesale and Retail Notes	Total

2003	$1,642	$1,505	$3,858	$ 7,005
2004	1,063	1,051	973	3,087
2005	629	644	571	1,844
2006	274	303	362	939
2007	84	134	194	412
Thereafter	25	157	719	901
	3,717	3,794	6,677	14,188
Residual value	-	910	-	910
Less: Unearned income	342	525	128	995

Total	$3,375	$4,179	$6,549	$14,103
Add: Caterpillar notes receivable				335
Less: Allowance for credit losses				207
Total net finance receivables				$14,231

Receivables generally may be repaid or refinanced without penalty prior to contractual maturity, and we also sell receivables. Accordingly, this presentation should not be regarded as a forecast of future cash collections.

The average interest rate on finance receivables was 7.20% for 2002 compared with 8.72% for 2001 (7.06% and 8.39% excluding the recognition of unamortized discounts on trade receivables purchased from Caterpillar that paid before maturity). This rate is computed by dividing finance revenue by the average finance receivable balance, net of unearned income. The tax benefits of governmental (non-federal) lease purchase contracts and tax-oriented leases are not included in these computed interest rates.

Impaired loans or finance leases

A loan or finance lease is considered impaired when the investment in the contract or equipment exceeds the expected proceeds, including disposition of underlying collateral if applicable.

	2002	2001	2000
Total investment in impaired loans/finance leases at December 31,	$366	$259	$ 265
Less: Fair value of underlying collateral	233	167	198
Potential loss on impaired loans/finance leases	$133	$ 92	$ 67

Average investment in impaired loans/finance leases	$ 292	$ 323	$ 144

Non-accrual and past due loans or finance leases

We consider an account past due if any portion of an installment is due and unpaid for more than 30 days. Recognition of income is suspended when management determines that collection of future income is not probable (generally after 120 days past due). Accrual is resumed, and previously suspended income is recognized, when the receivable becomes contractually current and collection doubts are removed.

2002
Investment in loans/finance leases on non-accrual status at December 31,	$370
Investment in loans/finance leases past due over 90 days and still accruing	$ 72

In estimating the allowance for credit losses, we review accounts that are past due, non-performing, or in bankruptcy.

Allowance for credit losses activity for the year ended December 31,

	2002	2001	2000
Balance at beginning of year	$ 177	$ 163	$ 134
Provision for credit losses	109	97	62
Receivables written off	(103)	(82)	(43)
Recoveries on receivables previously written off	18	10	15
Adjustment related to sale of finance receivables	(4)	(3)	-
Foreign currency translation adjustment	10	(8)	(5)

Balance at end of year	$ 207	$ 177	$ 163

Note 3 - Investment In Financing Leases

The components of net investment in financing leases at December 31, were as follows:

	2002	2001	2000
Total minimum lease payments receivable	$3,794	$3,607	$3,477
Estimated residual value of leased assets:
Guaranteed	306	272	283
Unguaranteed	604	682	713
	4,704	4,561	4,473
Less: Unearned income	525	569	573

Net investment in financing leases	$4,179	$3,992	$3,900

Note 4 - Securitized Assets

In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140 (SFAS 140) "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 140 revised the standards for accounting for securitizations and other transfers of financial assets and collateral and required certain additional disclosures. The provisions of this statement were effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The securitization facilities involved in our securitizations are qualifying special-purpose entities and thus, in accordance with SFAS 140, are not consolidated.

Securitized receivables at December 31, were as follows:

	2002	2001	2000
Wholesale receivables	$ 240	$ 500	$ 710
Installment sale contracts	655	528	370
Finance Leases	71	88	82

Total securitized receivables	$ 966	$1,116	$1,162

These receivables are not available to pay our creditors.

We purchase Caterpillar North American dealer trade receivables at a discount. The discount is an estimate of the amount of revenue that would be earned at a market rate on the receivables over their expected life. We then sell a portion of the dealer receivables into private-placement, revolving securitization facilities. Discount on the portion of the receivables that are not sold is amortized on an effective yield basis over the life of the receivables and recognized as Wholesale finance revenue. For the sold portion of the receivables, a gain is recorded for the difference between their fair value and related carrying value and is included in Other revenue. Because the receivables are short-term in nature, the gain is principally the difference between the unearned discount on the sold portion less the related costs over their remaining term. We also receive an annual fee of 1% of the average outstanding principal balance to service the sold receivables. During 2002, 2001, and 2000, we recognized a pre-tax gain on the sale of dealer receivables of $12, $33, and $23, respectively. Significant assumptions used to estimate the fair value of dealer receivables sold in 2002, 2001, and 2000, included a 4.8%, 7.2%, and 9.2% discount rate, respectively, and for all periods presented, a one-month weighted average maturity, a prepayment rate of 0%, and expected credit losses of 0%. The net dealer receivables retained were $1,145, $772, and $814 as of December 31, 2002, 2001, and 2000, respectively.

During 2002 and 2001, we securitized retail installment sale contracts and finance leases into public asset-backed securitization facilities. There were no public asset-backed securitizations in 2000. These finance receivables, which are being held in securitization trusts, are secured by new and used equipment. We retained servicing responsibilities and subordinated interests related to these securitizations. Subordinated interests include $8 ($10 in 2001) in subordinated certificates, an interest in future cash flows (excess) with an initial fair value of $11 ($20 in 2001), and a reserve account with an initial fair value of $10 ($5 in 2001). Our retained interests are generally subordinate to the investors' interests. A net gain of $18 was recognized on the 2002 transaction, while the 2001 net gain was $21. Significant assumptions used to estimate the fair value of the subordinated certificates were:

	2002	2001
Discount rate	4.8%	6.3%
Weighted-average prepayment rate	14.0%	14.0%
Expected credit losses	1.0%	0.6%

Significant assumptions used to estimate the fair value of the excess and the reserve accounts were:

	2002	2001
Discount rate	14.0%	13.6%
Weighted-average prepayment rate	14.0%	14.0%
Expected credit losses	1.0%	0.6%

During 2002, 2001, and 2000, we also serviced finance receivables in the form of installment sale contracts and finance lease contracts that we securitized, for which we receive an annual servicing fee of 1% of the average outstanding principal balance.

As of December 31, 2002, 2001, and 2000, the subordinated retained interests in the public securitizations totaled $47, $51, and $61, respectively. Key assumptions used to determine the fair value of the retained interests were:

	2002	2001	2000
Cash flow discount rates on subordinated tranches	4.8-6.3%	6.3-6.9%	6.3-6.9%
Cash flow discount rates on other retained interests	13.6-14.0%	13.6%	13.6%
Weighted-average maturity	29 months	27 months	16 months
Average prepayment rate	14.0%	14.0%	14.0%
Expected credit losses	1.0%	0.5%	0.5%

The investors and the securitization trusts have no recourse to other assets for failure of debtors to pay when due.

Cash flows related to securitizations consisted of:

	2002		2001		2000
	Dealer Receivables	Finance Receivables	Dealer Receivables	Finance Receivables	Dealer Receivables	Finance Receivables
Proceeds from initial sales of receivables	$ -	$ 614	$ -	$ 600	$ 660	$ -
Proceeds from subsequent sales of receivables into revolving facility	$ 1,696	$ -	$ 2,479	$ -	$ 2,686	$ -
Servicing fees received	$ 3	$ 7	$ 5	$ 6	$ 4	$ 8
Other cash flows	$ -	$ -	$ -	$ -	$ -	$ 7

Characteristics of the dealer receivables and finance receivables securitized were:

	2002		2001		2000
	Dealer Receivables	Finance Receivables	Dealer Receivables	Finance Receivables	Dealer Receivables	Finance Receivables
Principal balance at year end	$ 240	$ 726	$ 500	$ 616	$ 710	$ 452
Average balance during 2002	$ 324	$ 619	$ 504	$ 836	$ 537	$ 631
Loans > 30 days past due at year end	$ -	$ 32	$ -	$ 31	$ -	$ 22
Net credit losses during the year	$ -	$ 5	$ -	$ 3	$ -	$ 3
Weighted-average maturity (in months) at year end	1	28	1	26	1	16

To estimate the impact on our income of changes to the key economic assumptions used to estimate the fair value of residual cash flows in retained interests, we compute a "shocked" fair value of retained interests. The difference between the current fair value and the "shocked" fair value is an estimate of our sensitivity to a change in the assumptions. We determine the "shocked" fair value by applying 10 percent and 20 percent adverse changes to individual assumptions used to calculate the fair value at December 31, 2002. This estimate does not adjust for other variations that may occur should one of the assumptions actually change. Accordingly, no assurance can be given that actual results would be consistent with the results of our estimate. The impact of 10% and 20% adverse changes in those assumptions had no material effect on the fair value of retained interests.

Note 5 - Equipment On Operating Leases

Components of equipment on operating leases, less accumulated depreciation, at December 31, were as follows:

	2002	2001	2000
Equipment on operating leases, at cost	$2,735	$2,070	$1,611
Less: Accumulated depreciation	774	593	463

Equipment on operating leases, net	$1,961	$1,477	$1,148

At December 31, 2002, scheduled minimum rental payments for operating leases were as follows:

2003	2004	2005	2006	2007	Thereafter	Total
$482	$322	$190	$88	$33	$15	$1,130

Note 6 - Concentration Of Credit Risk

Our receivables are primarily comprised of receivables under installment sale contracts, receivables arising from leasing transactions, and notes receivable. Percentages of the total value of our portfolio represented by each financing plan at December 31, were as follows:

Retail Financing:	2002	2001	2000
Installment sale contracts	20%	21%	22%
Tax leases	20%	19%	16%
Customer loans	18%	17%	16%
Finance (non-tax) leases	16%	17%	19%
Dealer loans	8%	9%	8%
Government lease-purchase contracts	1%	1%	1%
Wholesale Financing	17%	16%	18%

Receivables from customers in construction-related industries made up approximately one-third of total finance receivables at December 31, 2002, 2001, and 2000. No single customer or dealer represents a greater than 10% concentration of credit risk. We typically maintain a security interest in retail financed equipment and require physical damage insurance coverage on all financed equipment. For information concerning business segments see Note 16.

Regarding our derivative instruments, collateral is not required of the counterparties or of our company. We do not anticipate non-performance by any of the counterparties. Our exposure to credit loss in the event of non-performance by the counterparties is limited to only those gains that we have recorded, but have not yet received cash payment. At December 31, 2002, 2001, and 2000, the exposure to credit loss was $86, $61, and $39, respectively. For information concerning derivatives see Note 10.

Note 7 - Credit Lines

At December 31, 2002, we had the following credit lines available:

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

Subject to compliance with all debt covenants, we may use up to 90% of the available facilities while Caterpillar may use up to 100% of the available facilities. At December 31, 2002, there were no borrowings under these lines.

The revolving credit facilities require us to maintain a consolidated ratio of profit before taxes plus fixed charges to fixed charges at no less than 1.15 to 1 for each quarter; total debt to total stockholder's equity, as defined by agreement, may not exceed 8.0 to 1 at year-end (8.5 to 1 moving six-month average at other than year-end); and net worth must be at least $20. At December 31, 2002, we were in compliance with all debt covenants.

Short-term credit lines from banks. These credit lines total $811 and will be eligible for renewal at various dates throughout 2003. They are used for bank borrowings and as support for our outstanding commercial paper and commercial paper guarantees. At December 31, 2002, we had $174 outstanding against these credit lines.

Variable amount lending agreements with Caterpillar. Under these agreements, we may borrow up to $826 from Caterpillar, and Caterpillar may borrow up to $668 from us. The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice. We had notes payable of $795 and notes receivable of $335 outstanding at December 31, 2002. Please refer to Note 14 for more information concerning activity under these lines.

Note 8 - Short-term Borrowings

Short-term borrowings outstanding at December 31 were comprised of the following:

	2002		2001		2000
	Balance	Avg. Rate	Balance	Avg. Rate	Balance	Avg. Rate

Commercial paper, net	$3,507	2.5%	$3,470	2.5%	$3,132	5.9%
Payable to banks, net	174	6.3%	126	6.5%	92	7.1%
Other	255	2.8%	120	3.4%	110	6.8%
Total	$3,936		$3,716		$3,334

Additional information about our short-term debt is as follows for the years ended December 31:

	2002	2001	2000
Average short-term borrowings	$3,642	$3,642	$2,952
Weighted average annual interest rate	2.9%	4.6%	6.2%
Cash paid for interest	$142	$193	$147

Note 9 - Long-term Borrowings

During 2002, we issued $3,888 of medium-term notes, of which $1,457 were at fixed interest rates and $2,431 were at floating interest rates, primarily indexed to LIBOR. At December 31, 2002, the outstanding medium-term notes had remaining maturities ranging up to 13 years. As of December 31, 2002, we have remaining availability of $4,003 in medium-term notes issuable pursuant to two U.S. shelf registration statements totaling $8,000, $811 of medium-term notes issuable under a $2,000 European program, and $238 of medium-term notes issuable under a $475 Canadian program. Cash paid for interest on long-term debt in 2002, 2001, and 2000 was $404, $521, and $527, respectively.

Long-term borrowings outstanding at December 31 were comprised of the following:

	2002		2001		2000
	Balance	Avg. Rate	Balance	Avg. Rate	Balance	Avg. Rate

Medium-term notes	$ 9,952	3.7%	$9,030	5.4%	$8,245	6.7%
Payable to banks, net	32	4.0%	31	5.1%	-	- %
Loans from a company- owned partnership	38	7.0%	41	7.0%	62	7.0%
Total	$10,022		$9,102		$8,307

Long-term debt outstanding at December 31, 2002 matures as follows:

2003	$ 3,654
2004	2,714
2005	1,474
2006	981
2007	818
Thereafter	381

Total	$10,022

Note 10 - Derivative Financial Instruments And Risk Management

We adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS 138 effective January 1, 2001. Adoption of these new accounting standards resulted in cumulative after-tax reductions to profit and accumulated other comprehensive income of less than $1 and $11, respectively, in the first quarter of 2001. The adoption also immaterially impacted both assets and liabilities recorded on the balance sheet.

Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates and interest rates. Our Policy allows for the use of derivative financial instruments to prudently manage foreign currency exchange rate and interest rate exposure. Our Policy specifies that derivatives are not to be used for speculative purposes. Derivatives that we use are primarily foreign currency forward and option contracts and interest rate swaps. Our derivative activities are subject to the management, direction, and control of our financial officers. Risk management practices, including the use of financial derivative instruments, are presented to the Audit Committee of the Caterpillar Board of Directors at least annually.

Foreign Currency Exchange Rate Risk

In managing foreign currency risk, our objective is to minimize earnings volatility resulting from conversion and the remeasurement of net foreign currency balance sheet positions. Our Policy allows the use of foreign currency forward contracts to offset the risk of currency mismatch between our receivable and debt portfolio. All such foreign currency forward contracts are undesignated. Other revenue included losses of $100 and gains of $43 on the undesignated contracts for 2002 and 2001, respectively, substantially offset by balance sheet remeasurement and conversion gains and losses.

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

We have a "match funding" policy whereby the interest rate profile (fixed rate or floating rate) of our debt portfolio largely matches the interest rate profile of our receivable portfolio within established guidelines. In connection with that policy, we use interest rate derivative instruments to modify the debt structure to match the receivable portfolio. This "match funding" reduces the volatility of margins between interest-bearing assets and interest-bearing liabilities, regardless of which direction interest rates move. We also use these instruments to gain an economic and/or competitive advantage through a lower cost of borrowed funds. This is accomplished by changing the characteristics of existing debt instruments or entering into new agreements in combination with the issuance of new debt.

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

As our fixed-to-floating interest rate swaps are 100% effective, gains during the year ended December 31, 2002 on designated interest rate derivatives of $17 were offset completely by losses on hedged debt of $17 in Other revenue. Gains of $44 in 2001 were completely offset by losses of $44. During the second quarter of 2002, we liquidated four fixed-to-floating interest rate swaps. As a result, the fair value adjustment of the original debt will be amortized to earnings ratably over the remaining life of the hedged debt. Gains of $1 were amortized to Interest expense for the year ended December 31, 2002. There were no other circumstances where hedge treatment was discontinued during 2002 or 2001.

For the year, a gain of less than $1 was included in Other revenue for both the ineffectiveness on our floating-to-fixed interest rate swaps designated as cash flow hedges and our mark-to-market on undesignated floating-to-fixed and floating-to-floating interest rate swaps. For 2001, a loss of less than $1 was recorded.

Based on current market conditions, $26 of deferred net losses included in Accumulated other comprehensive loss at December 31, 2002 ($30 in 2001) is expected to be reclassified to Interest expense over the next twelve months as interest expense is accrued on our floating-to-fixed interest rate swaps. No floating-to-fixed interest rate swaps were liquidated during 2002 or 2001.

Note 11 - Commitments And Contingent Liabilities

We are contingently liable under loan guarantees for Caterpillar and have agreed to repurchase loans of certain Caterpillar dealers in the event of default. These guarantees have terms generally ranging from one to four years and are secured primarily by dealer assets or Caterpillar equipment. Most of the guarantees arose due to our relationship with our dealers. No loss has been experienced nor is any anticipated under these guarantees. As all of these guarantees were entered into prior to December 31, 2002, there is no carrying amount for our obligations under the guarantees (the recognition/measurement provisions, of FASB Interpretation No. 45 related to guarantees, are effective for guarantees issued or modified subsequent to December 31, 2002). The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees at December 31 are as follows:

	2002	2001	2000
Guarantees with Caterpillar dealers	$ 290	$ 174	$ 194
Guarantees with Caterpillar	-	3	18
Guarantees - other	34	7	4

Total guarantees	$ 324	$ 184	$ 216

We are party to agreements in the normal course of business with selected customers and dealers in which we commit to provide a set dollar amount of financing on a pre-approved basis. We also provide lines of credit to selected customers and dealers, of which a portion remains unused as of December 31, 2002. Commitments and lines of credit generally have fixed expiration dates or other termination clauses. It has been our experience that not all commitments and lines of credit will be used. Management applies the same credit policies when making commitments and granting lines of credit as it does for any other financing. We do not require collateral for these commitments/lines, but if credit is extended, collateral may be required upon funding. The amount of the unused commitments and lines of credit for dealers as of December 31, 2002 was $5,851 compared to $5,532 at December 31, 2001 and $5,055 at December 31, 2000. The amount of the unused commitments and lines of credit for customers as of December 31, 2002 was $885.

We are party to various litigation matters and claims, and while the results cannot be predicted with certainty, management believes the final outcome of such matters and claims will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

Note 12 - Income Taxes

The components of the provision for income taxes were as follows for the years ended December 31,

Current tax provision:	2002	2001	2000
U.S. federal	$ 22	$ 71	$ 38
Non-U.S.	29	22	12
State (U.S.)	4	2	3
	55	95	53

Deferred tax provision:
U.S. federal	49	21	30
Non-U.S.	3	1	1
State (U.S.)	3	2	-
	55	24	31

Total provision for income taxes	$110	$119	$ 84

Cash paid for taxes	$ 49	$ 74	$ 53

Current tax provision is the amount of income taxes reported or expected to be reported on our tax returns. Under our tax sharing agreement with Caterpillar, we have paid to or received from Caterpillar, our allocated share of income taxes or credits each quarter.

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

Deferred tax assets:	2002	2001	2000
Allowance for credit losses	$ 46	$ 42	$ 30
Expected foreign tax credit	6	11	10
Foreign tax credit carryforwards	30	-	-
Net operating loss carryforwards	24	25	28
Deferred losses on derivative instruments	20	19	-
	126	97	68

Deferred tax liabilities - primarily depreciation	(273)	(178)	(132)
Valuation allowance for deferred tax assets	(8)	(6)	(7)
	(281)	(184)	(139)

Deferred taxes - net	$(155)	$(87)	$(71)

Of our foreign subsidiaries that are in net operating loss carryforward positions, there is not sufficient evidence to substantiate recognition of deferred tax assets. Accordingly, a valuation allowance has been recorded for this amount. It is possible that circumstances could change in the near term at one or more of these foreign subsidiaries which would allow us to reduce the valuation allowance and to record additional net deferred tax assets. As of December 31, 2002, amounts and expiration dates of net operating loss carryforwards in various non-U.S. taxing jurisdictions were:

2003	2004	2005	2006	2007	Unlimited	Total
$1	$1	$3	$2	$51	$25	$83

The provision for income taxes was different than would result from applying the U.S. statutory rate to Profit before income taxes for the years ended December 31, for the reasons set forth in the following reconciliation:

	2002	2001	2000
Taxes computed at U.S. statutory rates	$106	$116	$85
(Decreases) increases in taxes resulting from:
Finance revenue not subject to federal taxation	(4)	(4)	(4)
State income taxes, net of federal taxes	5	3	2
Subsidiaries' results subject to tax rates other than U.S. statutory rates	4	5	2
Other, net	(1)	(1)	(1)

Provision for income taxes	$110	$119	$84

The components of Profit before income taxes for the years ended December 31, were as follows:

	2002	2001	2000
U.S.	$221	$271	$206
Non-U.S.	82	60	37

Total	$303	$331	$243

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

Foreign currency forward and option contracts - fair value of forward contracts was determined by discounting the future cash flow resulting from the differential between the contract price and the forward rate. Fair value of option contracts was determined by using the Black-Scholes model.

The estimated fair values of financial instruments at December 31 are as follows:

	2002		2001		2000
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Finance receivables, net (excluding tax leases (1))	$ 12,862	$ 12,946	$ 11,458	$ 11,484	$ 11,072	$ 11,175

Long-term debt	$(10,022)	$(10,293)	$ (9,102)	$ (9,293)	$ (8,307)	$ (8,422)

Interest rate swaps:
In a net receivable position	$ 84	$ 84	$ 58	$ 58	$ 8	$ 27
In a net payable position	$ (85)	$ (85)	$ (71)	$ (71)	$ -	$ (25)

Forward exchange contracts:
In a net gain position	$ 2	$ 2	$ 3	$ 3	$ 12	$ 12
In a net loss position	$ (28)	$ (28)	$ (7)	$ (7)	$ (28)	$ (28)

  Excluded items have a net carrying value of $1,369 at December 31, 2002, $1,185 at December 31, 2001, and $1,087 at     December 31, 2000.

Note 14 - Transactions With Related Parties

We have a Support Agreement with Caterpillar which provides that Caterpillar 1) will remain, directly or indirectly, our sole owner, 2) cause us to maintain a net worth of at least $20, and 3) ensure that we maintain a ratio of earnings and interest expense to interest expense (as defined by the Support Agreement) of not less than 1.15 to 1. In 2002, Caterpillar did not make any capital contributions. Although this agreement can be modified or terminated by either party, any modification or termination which would adversely affect holders of our debt is required to be approved by holders of 66-2/3% of the aggregate outstanding debt. Caterpillar's obligation under this agreement is not directly enforceable by any of our creditors and does not constitute a guarantee of any of our obligations.

We have variable amount lending agreements with Caterpillar. Under these agreements, we may borrow up to $826 from Caterpillar, and Caterpillar may borrow up to $668 from us. The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice. Information concerning these agreements is as follows:

	2002	2001	2000
Notes payable at December 31,	$795	$204	$317
Notes receivable at December 31,	$335	$322	$390
Interest paid	$ 10	$ 12	$ 23
Interest earned	$ 7	$ 17	$ 25

See Note 11 regarding guarantees with Caterpillar.

We enter into forward exchange contracts with Caterpillar to hedge our U.S. dollar denominated positions in Australia against currency fluctuations. These contracts have terms generally ranging up to three months. These contracts totaled $2 at December 31, 2002, $1 at December 31, 2001, and $2 at December 31, 2000.

We have agreements with Caterpillar to purchase, at a discount, certain receivables generated by sales of products to Caterpillar dealers. Under these programs, we use a portion of collections each week to purchase additional receivables. Information pertaining to these purchases is as below:

	2002	2001	2000
Purchases made	$11,564	$10,987	$ 9,453
Discounts earned	$ 104	$ 183	$ 173
Servicing fees paid	$ 1	$ -	$ 2
Balance at December 31,	$ 1,871	$ 1,325	$ 1,436
Effective interest rate for additional weekly receivable purchases at December 31,	4.44%	5.35%	9.88%

We participate in certain marketing programs sponsored by Caterpillar by providing financing to customers at rates below standard rates. Under these programs, Caterpillar subsidizes an amount at the outset of the transaction, which we then recognize as revenue over the term of the financing. During 2002, we billed $170 to Caterpillar relative to such programs, compared with $211 in 2001, and $209 in 2000.

Caterpillar provides us with certain operational and administrative support, which is integral to the conduct of our business. Our employees are covered by various benefit plans, including pension/post-retirement plans, administered by Caterpillar. We reimburse Caterpillar for these charges, which amounted to $12 in 2002, $11 in 2001, and $7 in 2000. Other corporate services for which we reimburse Caterpillar amounted to $12 in 2002 and $10 in 2001 and 2000.

We provide administrative support and office space to certain Caterpillar subsidiaries. Caterpillar reimburses us for these charges which amounted to $6 for 2002 and $7 for 2001 and 2000.

We have a tax sharing agreement with Caterpillar under which we combine our tax position with Caterpillar's when appropriate. When we combine our tax positions under this agreement, we pay to or receive from Caterpillar our allocated share of income taxes or credits.

Note 15 - Leases

We lease certain offices and other property through operating leases. Rental expense is charged to operations as incurred. Total rental expense for operating leases was $17 for 2002, 2001, and 2000. At December 31, 2002, minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year are:

2003	$ 13
2004	12
2005	11
2006	10
2007	10
Thereafter	61
Total	$117

Note 16 - Segment Information

Basis for segment information

Our segment data is based on disclosure requirements of Statement of Financial Accounting Standards No. 131, which requires that financial information be reported on the basis that is used internally for measuring segment performance. Internally, we report information for operating segments based on management responsibility. The four segments offer primarily the same types of services (see Note 1).

On January 1, 2002, we reorganized our reporting units to the structure below. In previous periods, the Marine services division in Europe was included in Diversified Services, and Cat Power Finance was included as part of the North America segment. Prior year information has been reclassified to conform to the new structure. We segregate information as follows:
    North America: We have offices in the United States and Canada that serve local dealers and customers.
    Europe: We have offices and a Marine services division in Europe to serve European dealers and customers. This segment also includes our new office in Russia, which serves Russian dealers and customers.
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

Debt and other expenses for the Global accounts and Marine services divisions are allocated to the Diversified Services segment from the North America and Austral-Asia segments based on their respective portfolios. The related interest expense is calculated based on the amount of allocated debt at current market rates. Inter-segment revenues are also based on current market rates.

The financial data is presented in accordance with accounting principles generally accepted in the United States of America. Inter-segment amounts, reflected in the tables, result principally from lending activities between segments. A smaller amount results from charges between segments for services provided.

2002	North America	Europe	Austral- Asia	Diversified Services	Total
External revenue External revenue	$ 1,019	279	63	221	$ 1,582
Inter-segment revenue	$ 22	1	-	-	$ 23
Profit	$ 132	28	3	30	$ 193
Interest expense	$ 384	94	19	70	$ 567
Depreciation expense	$ 290	89	22	32	$ 433
Provision for income taxes	$ 75	17	2	16	$ 110
Assets	$ 11,029	3,766	756	3,526	$19,077
Expenditures for assets	$ 580	171	98	226	$ 1,075

2001	North America	Europe	Austral- Asia	Diversified Services	Total
External revenue External revenue	$ 1,100	254	44	222	$ 1,620
Inter-segment revenue	$ 46	3	-	-	$ 49
Profit	$ 162	23	4	23	$ 212
Interest expense	$ 508	100	18	111	$ 737
Depreciation expense	$ 241	72	8	13	$ 334
Provision for income taxes	$ 95	10	1	13	$ 119
Assets	$ 10,446	2,999	528	2,795	$16,768
Expenditures for assets	$ 567	188	58	52	$ 865

2000	North America	Europe	Austral- Asia	Diversified Services	Total
External revenue External revenue	$ 949	214	42	238	$ 1,443
Inter-segment revenue	$ 45	3	-	-	$ 48
Profit	$ 132	13	2	12	$ 159
Interest expense	$ 528	89	21	154	$ 792
Depreciation expense	$ 166	62	5	10	$ 243
Provision for income taxes	$ 66	5	1	12	$ 84
Assets	$ 9,628	2,462	432	2,615	$15,137
Expenditures for assets	$ 486	151	15	17	$ 669

Reconciliation:

Interest expense	2002	2001	2000
Interest expense from segments	$ 567	$ 737	$ 792
Inter-segment interest expense	(23)	(49)	(48)
Total	$ 544	$ 688	$ 744

Assets	2002	2001	2000
Assets from segments	$19,077	$16,768	$15,137
Investment in subsidiaries	(702)	(691)	(585)
Inter-segment balances	(1,270)	(1,083)	(747)
Total	$17,105	$14,994	$13,805

Inside and outside the United States:

Revenue	2002	2001	2000
Inside U.S.	$1,110	$1,202	$1,095
Outside U.S.	472	418	348
Total	$1,582	$1,620	$1,443

Equipment on Operating Leases and Non-Leased Equipment, Net	2002	2001	2000
Inside U.S.	$1,355	$1,051	$ 795
Outside U.S.	697	499	393
Total	$2,052	$1,550	$1,188

Note 17 - Selected Quarterly Financial Data (Unaudited)

2002	First quarter	Second quarter	Third quarter	Fourth quarter
Total revenues	$380	$382	$416	$404
Profit before taxes	$ 84	$ 63	$ 88	$ 68
Net profit	$ 53	$ 40	$ 56	$ 44

2001
Total revenues	$396	$402	$425	$397
Profit before taxes	$ 79	$ 72	$109	$ 71
Net profit	$ 51	$ 46	$ 68	$ 47

2000
Total revenues	$325	$352	$384	$382
Profit before taxes	$ 59	$ 51	$ 66	$ 67
Net profit	$ 38	$ 34	$ 43	$ 44