Form 10-Q
period 2003-03-31
CATERPILLAR FINANCIAL SERVICES CORP
filed 2003-04-29
CIK 764764

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

Commission File No. 0-13295

CATERPILLAR FINANCIAL SERVICES CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	37-1105865
(State of incorporation)	(IRS Employer Identification Number)

2120 West End Ave. Nashville, Tennessee	37203-0001
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (615) 341-1000

The Registrant is a wholly-owned subsidiary of Caterpillar Inc. and meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced disclosure format.

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

Yes No X

At March 31, 2003, one share of common stock of the Registrant was outstanding, which is owned by Caterpillar Inc.

HIGHLIGHTS: FIRST QUARTER 2003 VS. FIRST QUARTER 2002

  Revenues were a first-quarter record $403 million, an increase of $23 million or 6 percent compared with the same period last year.
  Profit after tax was $51 million, down $2 million or 4 percent from a year ago.
  New retail financing was a first-quarter record $1.77 billion, an increase of $308 million or 21 percent from the first quarter last year.
  Past dues over 30 days were 3.1 percent of total receivables compared with 4.8 percent at March 31, 2002.
  Write-offs of bad debts exceeded recoveries by $22 million during the first quarter of 2003 compared to $19 million during the same period last year.

Caterpillar Financial Services Corporation

Form 10-Q for the Quarter Ended March 31, 2003

Part I. FINANCIAL INFORMATION *

Item 1. Financial Statements *

Consolidated Statement of Financial Position *

Consolidated Statement of Profit *

Consolidated Statement of Changes in Stockholder's Equity *

Consolidated Statement of Cash Flows *

Notes to Consolidated Financial Statements *

Item 2. Management's Discussion and Analysis of Financial Condition, Results of Operations, and Capital Resources and Liquidity *

Item 4. Controls and Procedures *

PART II. OTHER INFORMATION *

Item 6. Exhibits and Reports on Form 8-K *

Signatures *

Certifications *

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

In addition to our accompanying unaudited consolidated financial statements, we suggest that you read our Annual Report on Form 10-K. Although not incorporated by reference in this document, additional information about us is available in our 2002 Annual Report and at http://www.catfinancial.com. The documents mentioned above are available by writing to: Legal Dept., Caterpillar Financial Services Corp.; 2120 West End Ave.; Nashville, TN 37203-0001.

Caterpillar Financial Services Corporation

Consolidated Statement of Financial Position

(Dollars in millions, except share data*)
	March 31,	Dec. 31,	March 31,
	2003	2002	2002
Assets:
Cash and cash equivalents	$ 100	$ 100	$ 117
Finance receivables
Retail notes receivable	4,059	3,979	3,550
Wholesale notes receivable	2,629	2,698	2,262
Notes receivable from Caterpillar	332	335	324
Investment in finance receivables - Retail	8,432	8,292	7,887
Investment in finance receivables - Wholesale	122	129	109
	15,574	15,433	14,132
Less: Unearned income	998	995	1,026
Allowance for credit losses	212	207	186
Total net finance receivables	14,364	14,231	12,920

Equipment on operating leases,
less accumulated depreciation	2,042	1,961	1,577
Deferred income taxes	11	11	10
Other assets	910	802	744
Total assets	$17,427	$17,105	$15,368

Liabilities and stockholder's equity:
Payable to dealers and others	$ 99	$ 115	$ 87
Payable to Caterpillar - other	15	10	2
Accrued interest payable	183	161	159
Income taxes payable	32	15	6
Other liabilities	52	70	39
Payable to Caterpillar - borrowings	273	795	210
Short-term borrowings	3,389	3,936	3,497
Current maturities of long-term debt	3,815	3,654	2,946
Long-term debt	7,497	6,368	6,706
Deferred income taxes	169	166	115
Total liabilities	15,524	15,290	13,767

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid in amount)	745	745	745
Retained earnings	1,198	1,147	1,007
Accumulated other comprehensive loss	(40)	(77)	(151)
Total stockholder's equity	1,903	1,815	1,601

Total liabilities and stockholder's equity	$17,427	$17,105	$15,368

*Unaudited except for December 31, 2002.
See Notes to Consolidated Financial Statements (unaudited).

Caterpillar Financial Services Corporation

Consolidated Statement of Profit

(Unaudited)

(Dollars in millions)

Three Months Ended
	March 31,	March 31,
	2003	2002
Revenues:
Wholesale finance	$ 37	$ 38
Retail finance	197	198
Rental	155	120
Other	14	24
Total revenues	403	380

Expenses:
Interest	125	128
Depreciation on assets leased to others	121	91
General, operating, and administrative	54	47
Provision for credit losses	23	28
Other expense	2	2
Total expenses	325	296

Profit before income taxes	78	84

Provision for income taxes	27	31
Profit	$ 51	$ 53

See Notes to Consolidated Financial Statements (unaudited).

Caterpillar Financial Services Corporation

Consolidated Statement of Changes in Stockholder's Equity

(Unaudited)

(Dollars in millions)

Three Months Ended
	March 31,		March 31,
	2003		2002

Common stock at paid-in amount:
Balance at beginning of year	$ 745		$ 745
Balance at quarter-end	745		745

Retained earnings:
Balance at beginning of year	1,147		954
Profit	51	$ 51	53	$ 53
Balance at quarter-end	1,198		1,007

Accumulated other comprehensive income/(loss):
Foreign currency translation adjustment
Balance at beginning of year	(38)		(126)
Aggregate adjustment for the period	35	35	(7)	(7)
Balance at quarter-end	(3)		(133)
Derivative instruments (net of tax)
Balance at beginning of year	(40)		(36)
Gains/losses deferred during the period	(7)	(7)	5	5
Losses reclassed to earnings during the period	9	9	11	11
Balance at quarter-end	(38)		(20)
Other instruments (net of tax)
Balance at beginning of year	1		2
Aggregate adjustment for the period	-	-	-	-
Balance at quarter-end	1		2
Total accumulated other comprehensive loss	(40)		(151)

Comprehensive income		$ 88		$ 62

Total equity	$1,903		$1,601

See Notes to Consolidated Financial Statements (unaudited).

Caterpillar Financial Services Corporation

Consolidated Statement of Cash Flows

(Unaudited)
(Dollars in millions)
Three months Ended

	March 31,	March 31,
	2003	2002
Cash flows from operating activities:
Profit	$ 51	$ 53
Adjustments for non-cash items:
Depreciation of equipment on operating leases	121	91
Depreciation of non-leased equipment	5	4
Amortization of purchased discount	(24)	(32)
Provision for credit losses	23	28
Deferred income taxes	-	10
Other	6	19
Change in assets and liabilities:
Receivables from customers and others	(72)	-
Other receivable - Caterpillar	(1)	5
Payable to dealers and others	(17)	(28)
Payable to Caterpillar - other	5	(9)
Accrued interest payable	12	13
Income taxes payable	16	(10)
Other assets and liabilities, net	(31)	(8)
Net cash provided by operating activities	94	136

Cash flows from investing activities:
Acquisitions, net of cash acquired	-	(245)
Expenditures for equipment on operating leases and for non-leased equipment	(266)	(238)
Proceeds from disposals of equipment	164	97
Additions to finance receivables	(4,010)	(3,698)
Collections of finance receivables	3,687	2,914
Proceeds from sales of receivables	269	665
Notes receivable from Caterpillar	9	(19)
Investment in partnerships	-	2
Other, net	122	(3)
Net cash used for investing activities	(25)	(525)

Cash flows from financing activities:
Payable to Caterpillar - borrowings	(522)	8
Proceeds from long-term debt	1,974	1,390
Payments on long-term debt	(735)	(820)
Short-term borrowings, net	(781)	(192)
Net cash (used)/provided by financing activities	(64)	386

Effect of exchange rate changes on cash	(5)	1

Net change in cash and cash equivalents	-	(2)

Cash and cash equivalents at beginning of year	100	119

Cash and cash equivalents at end of period	$ 100	$ 117

See Notes to Consolidated Financial Statements (unaudited).

Notes to Consolidated Financial Statements

(Unaudited; dollars in millions)

A. Use of estimates in the preparation of financial statements

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

Certain amounts for prior periods have been reclassified to conform to the 2003 presentation.

  Supplemental segment data

Our segment data is based on disclosure requirements of Statement of Financial Accounting Standards No. 131, which requires that financial information be reported on the basis that is used internally for measuring segment performance. Internally, we report information for operating segments based on management responsibility.

On January 1, 2003, we reassigned the Marine services division in Europe from the Europe segment to the Diversified Services segment. Prior year information has been reclassified to conform to the new structure. We segregate information as follows:

  North America: We have offices in the United States and Canada that serve local dealers and customers.
  Europe: We have offices in Europe to serve European dealers and customers. This segment also includes our new office in Russia, which serves Russian dealers and customers.
  Austral-Asia: We have offices in Asia and Australia that serve local dealers and customers.
  Diversified Services: Included is our Global accounts division, which primarily provides cross-border financing to customers in countries in which we have no local presence; Marine services, which primarily finances marine vessels with Caterpillar engines for all countries; and our offices in Latin America that serve local dealers and customers. Also included is Cat Power Finance, which finances Cat electrical power generation, gas compression and co-generation systems, as well as non-Cat equipment powered by Cat engines.

Supplemental segment data for the three months ended March 31,
2003	North America	Europe	Austral- Asia	Diversified Services	Total
External revenue	$ 244	74	20	65	$ 403
Inter-segment revenue	$ 6	-	-	-	$ 6
Profit	$ 29	8	2	12	$ 51
Assets at March 31, 2003	$11,039	3,249	832	4,350	$19,470

2002	North America	Europe	Austral- Asia	Diversified Services	Total
External revenue	$ 252	60	13	55	$ 380
Inter-segment revenue	$ 6	-	-	-	$ 6
Profit	$ 39	7	1	6	$ 53
Assets at March 31, 2002	$10,508	2,712	543	3,519	$17,282

Reconciliation of assets:	March 31, 2003	March 31, 2002
Assets from segments	$19,470	$17,282
Investment in subsidiaries	(856)	(689)
Inter-segment balances	(1,187)	(1,225)
Total assets	$17,427	$15,368

C. Derivative Instruments and Hedging Activities

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

Foreign Currency Exchange Rate Risk

In managing foreign currency risk, our objective is to minimize earnings volatility resulting from conversion and the remeasurement of net foreign currency balance sheet positions. Our Policy allows the use of foreign currency forward contracts to offset the risk of currency mismatch between our receivable and debt portfolio. All such foreign currency forward contracts are undesignated. Other revenue included losses of $30 and gains of $15 on the undesignated contracts for the three months ended March 31, 2003 and 2002, respectively, substantially offset by balance sheet remeasurement and conversion gains and losses.

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

We use floating-to-fixed, fixed-to-floating, and floating-to-floating interest rate swaps to meet our "match funding" policy. To support hedge accounting, we designate fixed-to-floating interest rate swaps as fair value hedges of the fair value of our fixed rate debt at the inception of the contract. Our hedge accounting is further supported by designating most floating-to-fixed interest rate swaps as cash flow hedges of the variability of future cash flows. A portion of our floating-to-fixed interest rate swaps used to establish economic hedge relationships are undesignated, and thus do not receive hedge accounting treatment.

As our fixed-to-floating interest rate swaps are 100% effective, gains during the quarter ended March 31, 2003 on designated interest rate derivatives of $61 were offset completely by losses on hedged debt of $61 in Other revenue. Gains of $34 during the first quarter of 2002 were completely offset by losses of $34. During the second quarter of 2002, we liquidated four fixed-to-floating interest rate swaps. As a result, the fair value adjustment of the original debt will be amortized to earnings ratably over the remaining life of the hedged debt. Gains of less than $1 were amortized to Interest expense for the three months ended March 31, 2003. There were no circumstances where hedge treatment was discontinued during the three months ended March 31, 2003 or 2002.

For the first quarters of 2002 and 2003, a gain of less than $1 was included in Other revenue for both the ineffectiveness on our floating-to-fixed interest rate swaps designated as cash flow hedges and our mark-to-market on undesignated floating-to-fixed and floating-to-floating interest rate swaps.

Based on current market conditions, $25 of deferred net losses included in Accumulated other comprehensive loss at March 31, 2003 are expected to be reclassified to Interest expense over the next twelve months. The reclassifications are made as interest expense is accrued on our floating-to-fixed interest rate swaps. For the first quarter of 2002, $21 was reclassified. No floating-to-fixed interest rate swaps were liquidated during the quarter ended March 31, 2003 or 2002.

D. Guarantees

We are contingently liable under loan guarantees in which we have agreed to repurchase loans of certain Caterpillar dealers in the event of default. These guarantees have terms generally ranging from one to four years and are secured primarily by dealer assets or Caterpillar equipment. Most of the guarantees arose due to our relationship with our dealers. No loss has been experienced nor is any anticipated under these guarantees. No liability has been recognized for our obligations under guarantees, as none were issued or modified subsequent to December 31, 2002. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees at March 31 are as follows:

2003
Guarantees with Caterpillar dealers	$ 303
Guarantees - other	35
Total guarantees	$ 338

  New Accounting Standards

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51." FIN 46 addresses consolidation by business enterprises of variable interest entities that have certain characteristics. Transferors to qualifying special-purpose entities and "grandfathered" qualifying special-purpose entities subject to the reporting requirements of SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," are excluded from the scope of FIN 46. FIN 46 is applicable immediately to variable interest entities created or obtained after January 31, 2003. No entities were created or obtained in the first quarter of 2003. For variable interest entities, which we acquired before February 1, 2003, FIN 46 is applicable to us as of July 1, 2003. All of our variable interest entities are qualified special purpose entities, which are excluded from the requirements of FIN 46. We believe the adoption of FIN 46, effective July 1, 2003 for entities acquired before February 1, 2003, will not have a material impact on our financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition, Results of Operations, and Capital Resources and Liquidity

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect reported amounts. The most significant estimates include those related to our residual values for leased assets and for our allowance for credit losses. Actual results may differ from these estimates.

The estimated future wholesale market value of leased equipment at the time of the expiration of the lease term (residual value) represents a careful analysis of historical wholesale market sales prices, projected forward on a level trend line without consideration for inflation or possible future pricing action. At the inception of the lease, the residual value is derived from consideration of the following critical factors: market size and demand, any known significant market/product trends, total expected hours of usage, machine configuration, application, location, model changes, quantities, and past re-marketing experience. Many impact factors are gathered in an application survey that is completed prior to quotation. The application survey also clearly defines applicable return conditions and remedies for non-compliance, thus ensuring the leased equipment will be in good operating condition upon return. Model changes and updates, as well as market strength and product acceptance, are continually monitored, and residual adjustments are made in accordance with the significance of any such changes. Remarketing sales staff works closely with customers and dealers to manage the sale of lease returns and the recovery of residual exposure. During the term of the leases, residual amounts are monitored. If estimated market values significantly decline due to economic factors, obsolescence, or other adverse circumstances, the residuals are adjusted to the lower estimated values by a charge to earnings.

As the vast majority of our finance receivables are retail financings, which consist of homogeneous contracts, the allowance for credit losses is evaluated on a regular basis and adjusted based upon management's best estimate of probable losses inherent in the portfolio at the end of the period. In estimating probable losses, we review accounts that are past due, non-performing, or in bankruptcy. We also review accounts that may be at risk using information available about the customer, such as financial statements, news reports, and published credit ratings. We also use general information regarding industry trends and the general economic environment. Using an estimate of current fair market value of collateral and factoring in credit enhancements, such as additional collateral and third party guarantees, we arrive at an estimated loss for specific accounts and estimate an additional amount for the remainder of the portfolio based upon historical trends.

THREE MONTHS ENDED MARCH 31, 2003 VS. THREE MONTHS ENDED MARCH 31, 2002

REVENUES

Wholesale and retail finance income for the first quarter of 2003 was $234, a decrease of $2 from the same period last year. The decrease was principally due to a 93 basis point decrease in the average interest rate, mostly offset by a 14% increase in the average receivable balance outstanding. The annualized interest rate on finance receivables was 6.49% for the first quarter of 2003 compared with 7.42% for the first quarter of 2002. The tax benefits of governmental (non-federal) lease purchase contracts and tax-oriented leases are not included in these computed interest rates.

Rental revenue for the first quarter of 2003 was $155. The increase of $35 from the same period last year was due to the increase in equipment on operating leases that resulted from increased marketing efforts and higher customer demand.

Other revenue for the first quarter of 2003 was $14, a decrease of $10 from the same period last year. The decrease was primarily due to the lower gain on the sale of receivables. Items for the three months ended included:

	March 31, 2003	March 31, 2002
Fees	$ 7	$ 4
Late charge income	4	5
Dividend income	4	2
Securitization related income	2	4
Partnership income	1	2
Gain on sale of receivables	1	10
Forward points on FX contracts	(2)	(3)
Profit (loss) on terminations	(3)	(1)
Miscellaneous other revenue, net	-	1
Total other revenue	$14	$24

EXPENSES

Interest expense for the first quarter of 2003 decreased $3 from the same period last year. This decrease was primarily due to the reduction in the average cost of funds of 56 basis points, to 3.46% for the first quarter of 2003 from 4.02% for the first quarter of 2002, partially offset by the impact of a 13% increase in average debt levels that was due to funding increased new retail business.

Depreciation expense on equipment leased to others was up $30 over the first quarter of 2002 due to the increase in equipment on operating leases discussed in the Revenues section above.

General, operating, and administrative expenses increased $7 during the first quarter of 2003 compared to the same period last year. This increase primarily resulted from staff-related expenses due to the larger portfolio and geographical expansion. There were 1,202 employees at March 31, 2003, an increase of 73 from March 31, 2002.

The provision for credit losses decreased $5 compared to the first quarter of 2002, resulting from a higher provision taken in the first quarter of 2002 due to an increase in past due receivables. The allowance for credit losses was 1.49% of finance receivables, net of unearned income, at March 31, 2003, compared to 1.46% at March 31, 2002. The Notes receivable from Caterpillar are not included in this calculation.

PROFIT

Net profit for the first quarter of 2003 was $51, down $2 from the first quarter of 2002. The decrease was due to a decreased spread between receivable and debt rates and lower securitization-related income, mostly offset by a larger portfolio. The lower securitization-related income was primarily due to less gains on securitizations (related to an after-tax $5 reduction in the recognition of unamortized discounts on trade receivables purchased from Caterpillar that paid before maturity).

PORTFOLIO

The portfolio (primarily "Total net finance receivables" plus "Equipment on operating leases, less accumulated depreciation") was $16,801 at March 31, 2003, an increase of $1,945 over March 31, 2002.

Securitized receivables at March 31, were as follows:

	2003	2002
Wholesale receivables	$ 240	$ 500
Installment sale contracts	560	445
Finance Leases	60	73
Total securitized receivables	$ 860	$1,018

These receivables are not available to pay our creditors.

During the first quarter of 2003, we financed record new retail business of $1,774, compared to $1,466 during the first quarter of 2002. The increase of $308 was primarily related to increased financing in all segments, the highest increase being in our "Europe" segment.

ALLOWANCE FOR CREDIT LOSSES

The following table shows activity related to the Allowance for credit losses for the three months ending:

March 31, 2003		March 31, 2002
Balance at beginning of year	$207	$177
Provision for credit losses	23	28
Receivables written off	(27)	(24)
Recoveries on receivables previously written off	5	5
Foreign currency translation adjustment	4	(-)
Balance at end of the period	$ 212	$ 186

PAST DUE RECEIVABLES

Receivables that were past due over 30 days were 3.1% of the total receivables at March 31, 2003, compared to 4.8% at March 31, 2002. The decrease was primarily related to a reduction in past due receivables in our Diversified Services segment. Bad debt write-offs, net of recoveries, were $22 during the quarter compared with $19 for the first quarter of 2002. The increase in write-offs was primarily related to generally weak economic conditions in our North America segment. We will continue to monitor the allowance for credit losses to provide for an amount we believe is adequate, after considering the value of any collateral, to cover uncollectible receivables.

CAPITAL RESOURCES AND LIQUIDITY

Operations for the first three months of 2003 were funded with a combination of borrowings, proceeds from sales of receivables, and retained earnings.

Total outstanding borrowings. Total borrowings outstanding at March 31, 2003 were $14,974, an increase of $221 over December 31, 2002 due to financing a higher amount of new retail business as previously noted. Due to the current low interest rate environment, there was a shift from short-term borrowings (including commercial paper and Note Payable to Caterpillar) to long-term borrowings (primarily medium-term notes). Outstanding borrowings include:
  $11,241 of medium-term notes
  $ 2,939 of commercial paper
  $ 273 of notes payable to Caterpillar
  $ 271 of money market funds
  $ 179 of short-term bank borrowings
  $ 38 of loans from a company-owned partnership
  $ 33 of long-term bank borrowings

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

Subject to compliance with all debt covenants, we may use up to 90% of the total available facilities while Caterpillar may use up to 100% of the available facilities. At March 31, 2003, there were no borrowings under these lines, and we were in compliance with all debt covenants.

Short-term credit lines from banks. These credit lines total $751 and will be eligible for renewal at various dates throughout 2003. They are used for bank borrowings and as support for our outstanding commercial paper and commercial paper guarantees. At March 31, 2003, we had $179 outstanding against these credit lines compared to $174 at December 31, 2002.

Variable amount lending agreements with Caterpillar. Under these agreements, we may borrow up to $826 from Caterpillar, and Caterpillar may borrow up to $668 from us. The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice. We had notes payable of $273 and notes receivable of $332 outstanding at March 31, 2003, compared to notes payable of $795 and notes receivable of $335 at December 31, 2002.

Committed funds. We have committed cash outflow related to long-term debt and operating lease agreements. Minimum payments for these long-term obligations are:

Contractual Obligations	2003	2004	2005	2006	2007	Thereafter	Total
Long-term debt	$3,842	$2,098	$2,326	$1,773	$852	$421	$11,312
Operating leases	13	12	11	10	10	61	117
Total Contractual Obligations	$3,855	$2,110	$2,337	$1,783	$862	$482	$11,429

Off-balance sheet arrangements. We did not have guarantee contingent liabilities with at least a reasonably likely chance of occurrence at March 31, 2003. Please refer to Note D of Notes to Consolidated Financial Statements for additional information on our guarantee contingent liabilities. Also, we lease all our facilities rather than acquire them, where the acquisition would require us to recognize a liability for the financing. The above table shows our minimum payments for operating leases of offices and other property.

Cash flows. Net cash provided by operating activities decreased $42 from the first three months of 2002 primarily due to an increase in expenditures for Other assets. Net cash used for investing activities decreased $500 primarily due to less expenditures, net of proceeds, related to finance receivables of $461 and less acquisitions, net of cash acquired, of $245, partially offset by a decrease in proceeds from the sales of receivables of $396. Net cash (used)/provided by financing activities decreased $450 primarily due to a decrease in short-term debt of $589 and a decrease in borrowings from Caterpillar of $530, partially offset by an increase in proceeds from the issuance of long-term debt of $584.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including the Principal Executive Officer (PEO) and Principal Financial Officer (PFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, the Company's management, including the PEO and PFO, concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of this evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

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

  Reports on Form 8-K

January 23, 2003 - An 8-K was filed containing the Registrant's fourth-quarter 2002 earnings release.

April 1, 2003 - An 8-K was filed to announce the change in the Controller position from Kenneth C. Springer to Steven R. Elsesser.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Caterpillar Financial Services Corporation

(Registrant)

Date: April 29, 2003	By: /s/ Steven R. Elsesser
Steven R. Elsesser, Controller and Principal Accounting Officer

Date: April 29, 2003	By: /s/ James S. Beard
James S. Beard, President, Director, and Principal Executive Officer

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
Date: April 29, 2003	By: /s/ James S. Beard
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
Date: April 29, 2003	By: /s/ James A. Duensing
James A. Duensing, Principal Financial Officer

EXHIBIT 12

CATERPILLAR FINANCIAL SERVICES CORPORATION

COMPUTATION OF RATIO OF PROFIT TO FIXED CHARGES

(Unaudited)

(Dollars in millions)

Three Months Ended
	March 31,	March 31,
	2003	2002

Net profit	$ 51	$ 53

Add:
Provision for income taxes	27	31

Deduct:
Equity in profit of partnerships	(1)	(2)

Profit before taxes	$ 77	$ 82

Fixed charges:
Interest on borrowed funds	$125	$128
Rentals at computed interest*	1	1

Total fixed charges	$126	$129

Profit before taxes plus fixed charges	$203	$211

Ratio of profit before taxes plus fixed charges to fixed charges	1.61	1.64

*Those portions of rent expense that are representative of interest cost.