Form 10-Q/A
period 2003-03-31
CATERPILLAR FINANCIAL SERVICES CORP
filed 2003-06-11
CIK 764764

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

EXPLANATORY NOTE

This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the period ending March 31, 2003 is being filed solely to correct the form type, period end date, and filing date of Exhibit 99.1 and Exhibit 99.2, the certifications required by Section 906 of the Sarbanes-Oxley Act of 2002. No revisions have been made to the Registrant's financial statements or any other disclosure contained in such Quarterly Report.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

99.1 - Certification of James S. Beard, President of Caterpillar Financial Services Corporation, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 - Certification of James A. Duensing, Principal Financial Officer of Caterpillar Financial Services Corporation, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Caterpillar Financial Services Corporation

Date: June 11, 2003	By: /s/ Steven R. Elsesser
Steven R. Elsesser, Controller and Principal Accounting Officer

Date: June 11, 2003	By: /s/ James S. Beard
James S. Beard, President, Director, and Principal Executive Officer