Form 10-Q
period 2003-06-30
CATERPILLAR FINANCIAL SERVICES CORP
filed 2003-07-31
CIK 764764

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes No X

At June 30, 2003, one share of common stock of the Registrant was outstanding, which is owned by Caterpillar Inc.

HIGHLIGHTS: SECOND QUARTER 2003 VS. SECOND QUARTER 2002

  Revenues were a quarter record $445 million, an increase of $63 million or 16 percent compared with the same period last year.
  Profit after tax was $71 million, up $31 million or 78 percent from a year ago.
  New retail financing was $1.90 billion, a decrease of $179 million or 9 percent from the second quarter last year.
  Past dues over 30 days were 2.9 percent of total receivables compared with 4.5 percent at June 30, 2002.
  Write-offs of bad debts exceeded recoveries by $20 million during the second quarter of 2003 compared to $12 million during the same period last year.

Caterpillar Financial Services Corporation

Form 10-Q for the Quarter Ended June 30, 2003

Part I. FINANCIAL INFORMATION *

Item 1. Consolidated Financial Statements *

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

Signatures *

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

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

Caterpillar Financial Services Corporation

Consolidated Statement of Financial Position

(Unaudited)

(Millions of dollars)
	June 30,	Dec. 31,	June 30,
	2003	2002	2002
Assets:
Cash and cash equivalents	$ 120	$ 100	$ 108
Finance receivables
Retail notes receivable	4,169	3,979	3,862
Wholesale notes receivable	2,928	2,698	2,885
Notes receivable from Caterpillar	332	335	275
Investment in finance receivables - Retail	8,337	8,292	8,398
Investment in finance receivables - Wholesale	124	129	114
	15,890	15,433	15,534
Less: Unearned income	957	995	1,072
Allowance for credit losses	221	207	207
Total net finance receivables	14,712	14,231	14,255

Equipment on operating leases,
less accumulated depreciation	2,155	1,961	1,755
Deferred income taxes	14	11	12
Other assets	988	802	808
Total assets	$17,989	$17,105	$16,938

Liabilities and stockholder's equity:
Payable to dealers and others	$ 161	$ 115	$ 102
Payable to Caterpillar - other	16	10	13
Accrued interest payable	147	161	141
Income taxes payable	43	15	22
Other liabilities	64	70	67
Payable to Caterpillar - borrowings	767	795	222
Short-term borrowings	3,629	3,936	3,788
Current maturities of long-term debt	3,678	3,654	3,000
Long-term debt	7,261	6,368	7,759
Deferred income taxes	188	166	116
Total liabilities	15,954	15,290	15,230

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid in amount)	745	745	745
Retained earnings	1,269	1,147	1,047
Accumulated other comprehensive income / (loss)	21	(77)	(84)
Total stockholder's equity	2,035	1,815	1,708

Total liabilities and stockholder's equity	$17,989	$17,105	$16,938

See Notes to Consolidated Financial Statements (unaudited).

Caterpillar Financial Services Corporation

Consolidated Statement of Profit

(Unaudited)

(Dollars in millions)

Three Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002
Revenues:
Wholesale finance	$ 41	$ 44	$ 78	$ 82
Retail finance	199	204	396	402
Operating lease	160	129	315	249
Other	45	5	59	29
Total revenues	445	382	848	762

Expenses:
Interest	123	140	248	268
Depreciation on assets leased to others	127	101	248	192
General, operating, and administrative	58	50	112	97
Provision for credit losses	27	26	50	54
Repossession and repair	2	2	4	4
Total expenses	337	319	662	615

Profit before income taxes	108	63	186	147

Provision for income taxes	37	23	64	54
Profit	$ 71	$ 40	$ 122	$ 93

See Notes to Consolidated Financial Statements (unaudited).

Caterpillar Financial Services Corporation

Consolidated Statement of Changes in Stockholder's Equity

(Unaudited)

(Millions of dollars)

Six months Ended
	June 30,		June 30,
	2003		2002

Common stock at paid-in amount:
Balance at beginning of year	$ 745		$ 745
Balance at end of period	745		745

Retained earnings:
Balance at beginning of year	1,147		954
Profit	122	$ 122	93	$ 93
Balance at end of period	1,269		1,047

Accumulated other comprehensive income/(loss):
Foreign currency translation adjustment
Balance at beginning of year	(38)		(126)
Aggregate adjustment for the period	96	96	70	70
Balance at end of period	58		(56)
Derivative instruments (net of tax)
Balance at beginning of year	(40)		(36)
Gains/losses deferred during the period	(19)	(19)	(15)	(15)
Losses reclassed to earnings during the period	20	20	21	21
Balance at end of period	(39)		(30)
Other instruments (net of tax)
Balance at beginning of year	1		2
Aggregate adjustment for the period	1	1	-	-
Balance at end of period	2		2
Total accumulated other comprehensive income / (loss)	21		(84)

Comprehensive income		$ 220		$ 169

Total equity	$2,035		$1,708

See Notes to Consolidated Financial Statements (unaudited).

Caterpillar Financial Services Corporation

Consolidated Statement of Cash Flows

(Unaudited)
(Millions of dollars)
Six months Ended

	June 30,	June 30,
	2003	2002
Cash flows from operating activities:
Profit	$ 122	$ 93
Adjustments for non-cash items:
Depreciation of equipment on operating leases	248	192
Depreciation of non-leased equipment	10	8
Amortization of purchased discount	(51)	(68)
Provision for credit losses	50	54
Deferred income taxes	17	10
Other	(83)	8
Change in assets and liabilities:
Receivables from customers and others	(85)	(13)
Other receivable - Caterpillar	(1)	1
Payable to dealers and others	44	(19)
Payable to Caterpillar - other	5	3
Accrued interest payable	(17)	1
Income taxes payable	27	6
Other assets and liabilities, net	(44)	3
Net cash provided by operating activities	242	279

Cash flows from investing activities:
Acquisitions, net of cash acquired	-	(245)
Expenditures for equipment on operating leases and for non-leased equipment	(559)	(549)
Proceeds from disposals of equipment	314	214
Additions to finance receivables	(9,255)	(8,659)
Collections of finance receivables	7,904	6,374
Proceeds from sales of receivables	1,200	1,107
Notes receivable from Caterpillar	11	(26)
Investment in partnerships	-	3
Other, net	140	(3)
Net cash used for investing activities	(245)	(1,784)

Cash flows from financing activities:
Payable to Caterpillar - borrowings	(42)	5
Proceeds from long-term debt	2,407	3,174
Payments on long-term debt	(1,621)	(1,616)
Short-term borrowings, net	(736)	(63)
Net cash provided by financing activities	8	1,500

Effect of exchange rate changes on cash	15	(6)

Net change in cash and cash equivalents	20	(11)

Cash and cash equivalents at beginning of year	100	119

Cash and cash equivalents at end of period	$ 120	$ 108

See Notes to Consolidated Financial Statements (unaudited).

Notes to Consolidated Financial Statements

(Unaudited; dollars in millions)

A. Use of estimates in the preparation of financial statements

We believe this information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the consolidated statements of financial position, profit, changes in equity, and cash flows for the periods presented. The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts. The more significant estimates include the allowance for credit losses and residual values for leased assets. Actual results may differ from these estimates and the results for interim periods do not necessarily indicate the results we expect for the year.

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
  Austral-Asia: We have offices in Australia and Asia that serve local dealers and customers.
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

Supplemental segment data for the three months ended June 30,
2003	North America	Europe	Austral- Asia	Diversified Services	Total
External revenue	$ 274	79	22	70	$ 445
Inter-segment revenue	$ 5	-	-	-	$ 5
Profit	$ 41	11	2	17	$ 71
Assets at June 30, 2003	$11,103	3,508	954	4,761	$20,326

2002	North America	Europe	Austral- Asia	Diversified Services	Total
External revenue	$ 246	64	14	58	$ 382
Inter-segment revenue	$ 6	-	-	-	$ 6
Profit	$ 24	8	-	8	$ 40
Assets at June 30, 2002	$ 11,317	2,960	602	3,827	$18,706

Reconciliation of assets:	June 30, 2003	June 30, 2002
Assets from segments	$20,326	$18,706
Investment in subsidiaries	(872)	(697)
Inter-segment balances	(1,465)	(1,071)
Total assets	$17,989	$16,938

Supplemental segment data for the six months ended June 30,
2003	North America	Europe	Austral- Asia	Diversified Services	Total
External revenue	$ 518	153	42	135	$ 848
Inter-segment revenue	$ 11	-	-	-	$ 11
Profit	$ 70	19	4	29	$ 122

2002	North America	Europe	Austral- Asia	Diversified Services	Total
External revenue	$ 498	124	27	113	$ 762
Inter-segment revenue	$ 12	-	-	-	$ 12
Profit	$ 63	15	1	14	$ 93

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

Foreign Currency Exchange Rate Risk

In managing foreign currency risk, our objective is to minimize earnings volatility resulting from conversion and the remeasurement of net foreign currency balance sheet positions. Our Policy allows the use of foreign currency forward contracts to offset the risk of currency mismatch between our receivable and debt portfolio. All such foreign currency forward contracts are undesignated, and as such are not accounted for as hedges. Other revenue included losses of $23 and $78 on the undesignated contracts for the three months ended (losses of $53 and $63 for the six months ended) June 30, 2003 and 2002, respectively, substantially offset by balance sheet remeasurement and conversion gains and losses.

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

As our fixed-to-floating interest rate swaps are 100% effective, gains during the quarter ended June 30, 2003 on designated interest rate derivatives of $8 were offset completely by losses on hedged debt of $8 in Other revenue. Total year-to-date gains of $69 on designated fixed-to-floating interest rate swaps were offset completely by losses on hedged debt of $69 in Other revenue. Gains of $14 during the second quarter of 2002 were completely offset by losses of $14. During the second quarter of 2002, we liquidated four fixed-to-floating interest rate swaps. As a result, the fair value adjustment of the original debt will be amortized to earnings ratably over the remaining life of the hedged debt. Gains of less than $1 and $1 were amortized to Interest expense for the three and six months ended June 30, 2003, respectively. There were no circumstances where hedge treatment was discontinued during the three or six months ended June 30, 2003 or 2002.

For the quarter-to-date and year-to-date of 2003 and 2002, a gain of less than $1 was included in Other revenue for both the ineffectiveness on our floating-to-fixed interest rate swaps designated as cash flow hedges and our mark-to-market on undesignated floating-to-fixed and floating-to-floating interest rate swaps.

Based on current market conditions, $24 of deferred net losses included in Accumulated other comprehensive loss at June 30, 2003 are expected to be reclassified to Interest expense over the next twelve months. The reclassifications are made as interest expense is accrued on our floating-to-fixed interest rate swaps. For the second quarter of 2002, $25 was the projected reclassification. No floating-to-fixed interest rate swaps were liquidated during the quarter ended June 30, 2003 or 2002.

D. Guarantees

We are contingently liable under loan guarantees in which we have agreed to repurchase loans of certain Caterpillar dealers in the event of default. These guarantees have terms generally ranging from one to four years and are secured primarily by dealer assets, including Caterpillar equipment. Most of our guarantees arose due to our relationship with our dealers. No loss has been experienced nor is any anticipated under these guarantees. Liabilities associated with obligations under any guarantees are immaterial. Guarantees issued after December 31, 2002 are immaterial. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees are as follows:

	June 30, 2003	December 31, 2002
Guarantees with Caterpillar dealers	$ 394	$ 290
Guarantees - other	36	34
Total guarantees	$ 430	$ 324

E. Securitized Assets

During the quarter, we securitized retail installment sale contracts and finance leases into a public asset-backed securitization facility. These finance receivables, which are being held in a securitization trust, are secured by new and used equipment. We retained servicing responsibilities and subordinated interests related to this securitization. Subordinated interests include $9 in subordinated certificates, an interest in future cash flows (excess) with an initial fair value of $14, and a reserve account with an initial fair value of $10. Our retained interests are generally subordinate to the investors' interests. Net proceeds received were $693 and a net gain of $22 was recognized on this transaction. Significant assumptions used to estimate the fair value of the subordinated certificates in this transaction include a 5.00% discount rate, a weighted-average prepayment rate of 14%, and expected credit losses of 1%. Significant assumptions used to estimate the fair value of the excess and the reserve account in this transaction include a 14% discount rate, a weighted-average prepayment rate of 14%, and expected credit losses of 1%. We receive annual servicing fees of approximately 1% of unpaid note value.

  New Accounting Standards

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (SFAS 143), "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets. As required by SFAS 143, we adopted this new accounting standard on January 1, 2003. The adoption of SFAS 143 did not have any impact on our financial statements.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. As required by FIN 45, on January 1, 2003, we adopted the initial recognition and measurement provisions on a prospective basis for guarantees issued or modified after December 31, 2002. The adoption of the recognition/measurement provisions did not have any impact on our financial statements.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51." FIN 46 addresses consolidation by business enterprises of variable interest entities that have certain characteristics. Transferors to qualifying special-purpose entities and "grandfathered" qualifying special-purpose entities subject to the reporting requirements of SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," are excluded from the scope of FIN 46. FIN 46 is applicable immediately to variable interest entities created or obtained after January 31, 2003 (none created or obtained in the first half of 2003). For variable interest entities, which we acquired before February 1, 2003, FIN 46 is applicable to us as of July 1, 2003. All of our variable interest entities are qualified special purpose entities, which are excluded from the requirements of FIN 46. We do not believe that the adoption of FIN 46, effective July 1, 2003 for entities acquired before February 1, 2003, will have a material impact on our financial statements.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 (SFAS 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends SFAS 133 to provide clarification on the financial accounting and reporting for derivative instruments and hedging activities and requires similar accounting treatment for contracts with comparable characteristics. We do not believe the adoption of SFAS 149, effective primarily for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, will have a material effect on our financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 (SFAS 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 addresses financial accounting and reporting for certain financial instruments with characteristics of both liabilities and equity. This statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. As required by SFAS 150, we adopted the new accounting standard effective July 1, 2003. The adoption of SFAS 150 did not have an impact on our financial statements.

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

As the vast majority of our finance receivables are retail financings, which consist of homogeneous contracts, the allowance for credit losses is evaluated on a regular basis and adjusted based upon management's best estimate of probable losses inherent in the finance receivables at the end of the period. In estimating probable losses, we review accounts that are past due, non-performing, or in bankruptcy. We also review accounts that may be at risk using information available about the customer, such as financial statements, news reports, and published credit ratings. We also use general information regarding industry trends and the general economic environment. Using an estimate of current fair market value of collateral and factoring in credit enhancements, such as additional collateral and third party guarantees, we arrive at an estimated loss for specific accounts and estimate an additional amount for the remainder of the portfolio based upon historical trends.

THREE MONTHS ENDED JUNE 30, 2003 VS. THREE MONTHS ENDED JUNE 30, 2002

REVENUES

Wholesale and retail finance revenue for the second quarter of 2003 was $240 a decrease of $8 from the same period last year. The decrease was principally due to a 67 basis point decrease in the average interest rate, mostly offset by a 7% increase in the average receivable balance outstanding. The annualized interest rate on finance receivables was 6.50% for the second quarter of 2003 compared with 7.16% for the second quarter of 2002, which includes the annualized interest rate on Notes receivable from Caterpillar. The tax benefits of governmental (non-federal) lease purchase contracts and tax-oriented leases are not included in these computed interest rates.

Operating lease revenue for the second quarter of 2003 was $160. The increase of $31 from the same period last year was due to the increase in equipment on operating leases that resulted from increased marketing efforts and higher customer demand.

Other revenue for the second quarter of 2003 was $45, an increase of $40 from the same period last year. The increase was primarily due to a $27 million increase in gain on securitized receivables. The majority ($22 million) of the increase in securitized receivables gain was related to the timing of our public securitization, which took place in the second quarter this year versus a similar gain of $18 million in the third quarter last year. Items for the three months ended included:

	June 30, 2003	June 30, 2002
Gain on sale of receivables	$ 25	$ (2)
Fees	8	6
Late charge income	6	4
Dividend income	5	3
Service fee income on securitized receivables	3	2
Income related to retained interests in securitized receivables	2	(3)
Partnership income	1	1
Exchange loss	-	(3)
Forward points on FX contracts	(2)	(4)
Profit (loss) on terminations	(3)	-
Miscellaneous other revenue, net	-	1
Total other revenue	$45	$5

EXPENSES

Interest expense for the second quarter of 2003 decreased $17 from the same period last year. This decrease was primarily due to the reduction in the average cost of funds of 73 basis points, to 3.28% for the second quarter of 2003 from 4.01% for the second quarter of 2002, partially offset by the impact of an 8% increase in average debt levels that was due to funding increased new retail business.

Depreciation expense on equipment leased to others was up $26 over the second quarter of 2002 due to the increase in equipment on operating leases discussed in the Revenues section above.

General, operating, and administrative expenses increased $8 during the second quarter of 2003 compared to the same period last year. This increase primarily resulted from staff-related expenses due to the increase in total assets and geographical expansion. There were 1,258 employees at June 30, 2003, an increase of 90 from June 30, 2002.

The provision for credit losses increased $1 compared to the second quarter of 2002. The allowance for credit losses was 1.51% of finance receivables, net of unearned income, at June 30, 2003, compared to 1.46% at June 30, 2002. The Notes receivable from Caterpillar are not included in this calculation.

PROFIT

Net profit for the second quarter of 2003 was $71, up $31 from the second quarter of 2002. The increase was primarily due to the increased gain on securitized receivables discussed in the Revenues section above and a larger portfolio of earning assets.

ASSET PORTFOLIO

Total assets were $17,989 at June 30, 2003, an increase of $1,051 over June 30, 2002.

Securitized receivables at June 30, were as follows:

	2003	2002
Wholesale receivables	$ 240	$ 240
Installment sale contracts	1,051	370
Finance Leases	99	63
Total securitized receivables	$1,390	$673

These receivables are not available to pay our creditors.

During the second quarter of 2003, we financed new retail business of $1,896, compared to $2,075 during the second quarter of 2002. The decrease of $179 was primarily related to decreased financing in our North America segment.

ALLOWANCE FOR CREDIT LOSSES

The following table shows activity related to the Allowance for credit losses for the three months ending:

June 30, 2003		June 30, 2002
Balance at beginning of quarter	$212	$ 186
Provision for credit losses	27	26
Receivables written off	(25)	(15)
Recoveries on receivables previously written off	5	3
Adjustment related to sale of finance receivables	(4)	-
Foreign currency translation adjustment	6	7
Balance at end of the period	$ 221	$ 207

Bad debt write-offs, net of recoveries, were $20 during the quarter compared with $12 for the second quarter of 2002. The increase in write-offs was primarily due to one customer in Latin America (part of the Diversified Services segment). We will continue to monitor the allowance for credit losses to provide for an amount we believe is adequate, after considering the value of any collateral, to cover uncollectible receivables.

PAST DUE RECEIVABLES

Receivables that were past due over 30 days were 2.9% of the total receivables at June 30, 2003, compared to 4.5% at June 30, 2002. The decrease was principally due to a $216 reduction in past due receivables in our Diversified Services segment, resulting primarily from restructurings, collateral sales, and write-offs related to certain past due accounts.

SIX MONTHS ENDED JUNE 30, 2003 VS. SIX MONTHS ENDED JUNE 30, 2002

REVENUES

Wholesale and retail finance revenue for the first six months of 2003 were $474, a decrease of $10 from the same period last year. The decrease was principally due to a 78 basis point decrease in the average interest rate, mostly offset by a 10% increase in the average receivable balance outstanding. The annualized interest rate on finance receivables was 6.48% for the first six months of 2003 compared with 7.26% for the first six months of 2002, which includes the annualized interest rate on Notes receivable from Caterpillar. The tax benefits of governmental (non-federal) lease purchase contracts and tax-oriented leases are not included in these computed interest rates.

Operating lease revenue for the first six months of 2003 was $315. The increase of $66 from the same period last year was due to the increase in equipment on operating leases that resulted from increased marketing efforts and higher customer demand.

Other revenue for the first six months of 2003 was $59, an increase of $30 from the same period last year. The increase was primarily due to an $18 million increase in securitized receivables gain ($22 million related to the timing of our public securitization, which took place in the second quarter this year versus a similar gain of $18 million in the third quarter last year). Items for the six months ended included:

	June 30, 2003	June 30, 2002
Gain on sale of receivables	$26	$ 8
Fees	15	9
Late charge income	10	9
Dividend income	9	5
Service fee income on securitized receivables	5	5
Partnership income	2	4
Income related to retained interests in securitized receivables	2	(3)
Exchange loss	(1)	(3)
Forward points on FX contracts	(4)	(7)
Profit (loss) on terminations	(6)	-
Miscellaneous other revenue, net	1	2
Total other revenue	$59	$29

EXPENSES

Interest expense for the first six months of 2002 decreased $20 from the same period last year. This decrease was primarily due to the reduction in the average cost of funds of 66 basis points, to 3.35% for the first six months of 2003 from 4.01% for the first six months of 2002, partially offset by the impact of a 11% increase in average debt levels that was due to funding increased new retail business.

Depreciation expense on equipment leased to others was up $56 over the first six months of 2002 due to an increase in operating leases discussed in the Revenues section above.

General, operating and administrative expenses increased $15 during the first six months of 2003 compared to the same period last year. This increase primarily resulted from staff-related expenses due to the increase in total assets and geographical expansion.

The provision for credit losses decreased $4 compared to the first six months of 2002, due to a higher provision taken in the first half of 2002 which resulted from an assessment of the adequacy of the allowance for credit losses considering the larger portfolio, actual write-offs, and a weakened global economy.

PROFIT

Net profit for the first six months of 2003 was $122, up $29 from the first six months of 2002. The increase was primarily due to a larger portfolio of earning assets and the increased gain on securitized receivables discussed in the Revenues section above.

ASSET PORTFOLIO

During the first six months of 2003, we financed new retail business of $3,670, compared to $3,541 during the first six months of 2002. The increase of $129, or 4%, was primarily related to increased financing in our Europe and Austral-Asia segments, partially offset by a decrease in our North America segment.

ALLOWANCE FOR CREDIT LOSSES

The following table shows activity related to the Allowance for Credit Losses for the six months ended:

June 30, 2003		June 30, 2002
Balance at beginning of year	$207	$177
Provision for credit losses	50	54
Receivables written off	(52)	(39)
Recoveries on receivables previously written off	10	8
Adjustment related to sale of finance receivables	(4)	-
Foreign currency translation adjustment	10	7
Balance at end of the period	$ 221	$ 207

CAPITAL RESOURCES AND LIQUIDITY

Operations for the first six months of 2003 were funded with a combination of borrowings, proceeds from sales of receivables, and retained earnings. We do not generate material funding through structured finance transactions.

Total outstanding borrowings. Total borrowings outstanding at June 30, 2003 were $15,335, an increase of $582 over December 31, 2002 due to financing a higher amount of assets. Due to the current low interest rate environment, there was a shift from short-term borrowings (including commercial paper and notes payable to Caterpillar) to long-term borrowings (primarily medium-term notes). Outstanding borrowings include:
  $10,888 of medium-term notes
  $ 3,173 of commercial paper
  $ 767 of notes payable to Caterpillar
  $ 284 of money market funds
  $ 172 of short-term bank borrowings
  $ 44 of long-term bank borrowings
  $  7 of loans from a company-owned partnership

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

Subject to compliance with all debt covenants, we may use up to 90% of the total available facilities while Caterpillar may use up to 100% of the available facilities. At June 30, 2003, there were no borrowings under these lines, and we were in compliance with all debt covenants.

Short-term credit lines from banks. These credit lines total $741 and will be eligible for renewal at various dates throughout 2003. They are used for bank borrowings and as support for our outstanding commercial paper and commercial paper guarantees. At June 30, 2003, we had $172 outstanding against these credit lines compared to $174 at December 31, 2002.

Variable amount lending agreements with Caterpillar. Under these agreements, we may borrow up to $872 from Caterpillar, and Caterpillar may borrow up to $708 from us. The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice. We had notes payable of $767 and notes receivable of $332 outstanding at June 30, 2003, compared to notes payable of $795 and notes receivable of $335 at December 31, 2002.

Committed funds. We have committed cash outflow related to long-term debt and operating lease agreements. Minimum payments for these long-term obligations are:

Contractual Obligations	2003	2004	2005	2006	2007	Thereafter	Total
Long-term debt	$3,677	$1,574	$2,221	$1,820	$838	$809	$10,939
Operating leases	13	12	11	10	10	61	117
Total Contractual Obligations	$3,690	$1,586	$2,232	$1,830	$848	$870	$11,056

The above table excludes routine purchase obligations entered into in the normal course of business and any purchase obligations less than $5.

Off-balance sheet arrangements. We did not have guarantee contingent liabilities with at least a reasonably likely chance of occurrence at June 30, 2003. Please refer to Note D of Notes to Consolidated Financial Statements for additional information on our guarantee contingent liabilities. Also, we lease all our facilities rather than acquire them, where the acquisition would require us to recognize a liability for the financing. The above table shows our minimum payments for operating leases of offices and other property.

Cash flows. Net cash provided by operating activities decreased $37 from the first six months of 2002 primarily due to the change in Receivables from customers and others and Other assets and liabilities, net, partially offset by the change in Payable to dealers and others. Significant changes in non-cash items include $56 additional depreciation expense on equipment leased to others, as previously discussed, and an increase of $91 in other non-cash items (primarily non-cash items related to this quarter's public asset-backed securitization and the marking to market of our interest rate derivatives). Net cash used for investing activities decreased $1,539 primarily due to less expenditures, net of proceeds, related to finance receivables of $934 and less acquisitions, net of cash acquired, of $245. Net cash provided by financing activities decreased $1,492 primarily due to a decrease in proceeds from the issuance of long-term debt of $767 and a decrease in short-term debt of $673.

Item 4. Controls and Procedures

(a) Disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Although the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, management's evaluation provided reasonable assurance that these controls will be effective.

(b) Changes in internal controls over financial reporting. Subsequent to the date of this evaluation, there were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
Exhibit No.	Description
12	Statement setting forth computation of Ratio of Profit to Fixed Charges.
31

Certifications of James S. Beard, President of Caterpillar Financial Services Corporation, and Kent M. Adams, Principal Financial Officer of Caterpillar Financial Services Corporation, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32

Certification of James S. Beard, President of Caterpillar Financial Services Corporation, and Kent M. Adams, Principal Financial Officer of Caterpillar Financial Services Corporation, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  Reports on Form 8-K

April 16, 2003 - An 8-K was filed containing the Registrant's first-quarter 2003 earnings release.

July 1, 2003 - An 8-K was filed containing the Form of 2.700% Senior Note due 2008, the opinion of Orrick, Herrington & Sutcliffe LLP, as to certain tax matters, and the consent of Orrick, Herrington & Sutcliffe LLP in connection with the registrant's Registration Statement (Form S-3), Registration No. 333-97047.

July 16, 2003 - An 8K was filed containing the Registrant's second-quarter earnings release. A one word typographical error in this report was corrected in an 8K/A on July 24, 2003.

No financial statements were filed as part of those 8K reports.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Caterpillar Financial Services Corporation

(Registrant)

Date: July 31, 2003	By: /s/ Steven R. Elsesser
Steven R. Elsesser, Controller and Principal Accounting Officer

Date: July 31, 2003	By: /s/ James S. Beard
James S. Beard, President, Director, and Principal Executive Officer

EXHIBIT 12

CATERPILLAR FINANCIAL SERVICES CORPORATION

COMPUTATION OF RATIO OF PROFIT TO FIXED CHARGES

(Unaudited)

(Millions of Dollars)

Three Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Net Income	$ 71	$ 40	$ 122	$ 93

Add:
Provision for income taxes	37	23	64	54

Deduct:
Equity in profit of partnerships	(1)	(1)	(2)	(4)

Profit before taxes	$ 107	$ 62	$184	$143

Fixed charges:
Interest on borrowed funds	$123	$140	$248	$268
Rentals at computed interest*	1	1	2	2

Total fixed charges	$124	$141	$250	$270

Profit before taxes plus fixed charges	$231	$203	$434	$413

Ratio of profit before taxes plus fixed charges to fixed charges	1.86	1.44	1.74	1.53

*Those portions of rent expense that are representative of interest cost.