Form 10-Q
period 2003-09-30
CATERPILLAR FINANCIAL SERVICES CORP
filed 2003-10-31
CIK 764764

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SeptemberJune 30, 2003

Commission File No. 0-13295

CATERPILLAR FINANCIAL SERVICES CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	37-1105865
(State of incorporation)	(IRS Employer I.D. No.)

2120 West End Ave. Nashville, Tennessee	37203-0001
(Address of principal executive offices)	(Zip Code)

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

Yes No X

At September 30, 2003, one share of common stock of the Registrant was outstanding, which is owned by Caterpillar Inc.

HIGHLIGHTS: THIRD QUARTER 2003 VS. THIRD QUARTER 2002

  Revenues were a third-quarter quarter record $445 million, an increase of $29 million or 7 percent compared with the same period last year.
  Profit after tax was $67 million, up $11 million or 20 percent from a year ago.
  New retail financing was a record $2.11 billion, an increase of $349 million or 20 percent from the third quarter last year.
  Past dues over 30 days were 3.1 percent of total receivables compared with 4.2 percent at September 30, 2002.
  Write-offs of bad debts exceeded recoveries by $15 million during the third quarter of 2003 compared to $21 million during the same period last year.

Caterpillar Financial Services Corporation

Form 10-Q for the Quarter Ended September 30, 2003

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

Caterpillar Financial Services Corporation

Consolidated Statement of Financial Position

(Unaudited)

(Millions of dollars)
	September 30,	December 31,	September 30,
	2003	2002	2002
Assets:
Cash and cash equivalents	$ 89	$ 100	$ 111
Finance receivables
Retail notes receivable	4,171	3,979	3,851
Wholesale notes receivable	2,956	2,698	2,794
Notes receivable from Caterpillar	387	335	324
Investment in finance receivables - Retail	8,787	8,292	7,793
Investment in finance receivables - Wholesale	154	129	122
	16,455	15,433	14,884
Less: Unearned income	986	995	963
Allowance for credit losses	235	207	204
Total net finance receivables	15,234	14,231	13,717

Equipment on operating leases,
less accumulated depreciation	2,183	1,961	1,837
Deferred income taxes	13	11	12
Other assets	1,012	802	844
Total assets	$18,531	$17,105	$16,521

Liabilities and stockholder's equity:
Payable to dealers and others	$ 136	$ 115	$ 112
Payable to Caterpillar - other	16	10	11
Accrued interest payable	156	161	194
Income taxes payable	64	15	25
Other liabilities	115	70	66
Payable to Caterpillar - borrowings	420	795	224
Short-term borrowings	3,489	3,936	3,782
Current maturities of long-term debt	3,791	3,654	3,036
Long-term debt	7,999	6,368	7,200
Deferred income taxes	211	166	136
Total liabilities	16,397	15,290	14,786

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid in amount)	745	745	745
Retained earnings	1,336	1,147	1,103
Accumulated other comprehensive income / (loss)	53	(77)	(113)
Total stockholder's equity	2,134	1,815	1,735

Total liabilities and stockholder's equity	$18,531	$17,105	$16,521

See Notes to Consolidated Financial Statements (unaudited).

Caterpillar Financial Services Corporation

Consolidated Statement of Profit

(Unaudited)

(Millions of dollars)

Three Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002
Revenues:
Wholesale finance	$ 45	$ 49	$ 123	$ 131
Retail finance	191	200	587	602
Operating lease	171	140	486	389
Other	38	27	97	56
Total revenues	445	416	1,293	1,178

Expenses:
Interest	119	141	367	409
Depreciation on assets leased to others	133	108	381	300
General, operating, and administrative	59	53	171	150
Provision for credit losses	28	24	78	78
Repossession and repair	3	2	7	6
Total expenses	342	328	1,004	943

Profit before income taxes	103	88	289	235

Provision for income taxes	36	32	100	86
Profit	$ 67	$ 56	$ 189	$ 149

See Notes to Consolidated Financial Statements (unaudited).

Caterpillar Financial Services Corporation

Consolidated Statement of Changes in Stockholder's Equity

(Unaudited)

(Millions of dollars)

Nine months Ended
	September 30,		September 30,
	2003		2002

Common stock at paid-in amount:
Balance at beginning of year	$ 745		$ 745
Balance at end of period	745		745

Retained earnings:
Balance at beginning of year	1,147		954
Profit	189	$ 189	149	$ 149
Balance at end of period	1,336		1,103

Accumulated other comprehensive income/(loss):
Foreign currency translation adjustment
Balance at beginning of year	(38)		(126)
Aggregate adjustment for the period	115	115	53	53
Balance at end of period	77		(73)
Derivative instruments (net of tax)
Balance at beginning of year	(40)		(36)
Gains/(losses) deferred during the period	(17)	(17)	(38)	(38)
Losses reclassed to earnings during the period	29	29	32	32
Balance at end of period	(28)		(42)
Other instruments (net of tax)
Balance at beginning of year	1		2
Aggregate adjustment for the period	3	3	-	-
Balance at end of period	4		2
Total accumulated other comprehensive income / (loss)	53		(113)

Comprehensive income		$ 319		$ 196

Total equity	$2,134		$1,735

See Notes to Consolidated Financial Statements (unaudited).

Caterpillar Financial Services Corporation

Consolidated Statement of Cash Flows

(Unaudited)
(Millions of dollars)
Nine months Ended

	September 30,	September 30,
	2003	2002
Cash flows from operating activities:
Profit	$ 189	$ 149
Adjustments for non-cash items:
Depreciation of equipment on operating leases	381	300
Depreciation of non-leased equipment	15	14
Amortization of purchased discount	(83)	(101)
Provision for credit losses	78	78
Deferred income taxes	33	33
Other	(87)	(46)
Change in assets and liabilities:
Receivables from customers and others	(102)	(8)
Other receivable - Caterpillar	(1)	7
Payable to dealers and others	18	(7)
Payable to Caterpillar - other	4	-
Accrued interest payable	3	34
Income taxes payable	47	9
Other assets and liabilities, net	(6)	(3)
Net cash provided by operating activities	489	459

Cash flows from investing activities:
Acquisitions, net of cash acquired	-	(245)
Expenditures for equipment on operating leases and for non-leased equipment	(788)	(787)
Proceeds from disposals of equipment	460	317
Additions to finance receivables	(14,379)	(12,994)
Collections of finance receivables	12,274	10,286
Proceeds from sales of receivables	1,472	1,995
Notes receivable from Caterpillar	(41)	(73)
Investment in partnerships	-	1
Other, net	71	6
Net cash used for investing activities	(931)	(1,494)

Cash flows from financing activities:
Payable to Caterpillar - borrowings	(391)	5
Proceeds from long-term debt	4,150	3,607
Payments on long-term debt	(2,551)	(2,578)
Short-term borrowings, net	(786)	(11)
Net cash provided by financing activities	422	1,023

Effect of exchange rate changes on cash	9	4

Net change in cash and cash equivalents	(11)	(8)

Cash and cash equivalents at beginning of year	100	119

Cash and cash equivalents at end of period	$ 89	$ 111

See Notes to Consolidated Financial Statements (unaudited).

Notes to Consolidated Financial Statements

(Unaudited; dollars in millions)

  Use of estimates in the preparation of financial statements

  We believe this information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the consolidated statements of financial position, profit, changes in equity, and cash flows for the periods presented. The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts. The more significant estimates include residual values for leased assets and the allowance for credit losses. Actual results may differ from these estimates and the results for interim periods do not necessarily indicate the results we expect for the year.

  Certain amounts for prior periods have been reclassified to conform to the current period presentation.

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
  Europe: We have offices in Europe to serve European dealers and customers. This segment also includes our new office in Russia, which serves dealers and customers in the Commonwealth of Independent States.
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

Supplemental segment data for the three months ended September 30,
2003	North America	Europe	Austral- Asia	Diversified Services	Total
External revenue	$ 261	80	25	79	$ 445
Inter-segment revenue	$ 3	-	-	-	$ 3
Profit	$ 36	9	4	18	$ 67
Assets at September 30, 2003	$11,153	3,739	1,066	4,723	$20,681

2002	North America	Europe	Austral- Asia	Diversified Services	Total
External revenue	$ 271	69	16	60	$ 416
Inter-segment revenue	$ 5	1	-	-	$ 6
Profit	$ 40	7	-	9	$ 56
Assets at September 30, 2002	$ 10,752	2,946	648	3,932	$18,278

Reconciliation of assets:	September 30, 2003	September 30, 2002
Assets from segments	$20,681	$18,278
Investment in subsidiaries	(880)	(697)
Inter-segment balances	(1,270)	(1,060)
Total assets	$ 18,531	$ 16,521

Supplemental segment data for the nine months ended September 30,
2003	North America	Europe	Austral- Asia	Diversified Services	Total
External revenue	$ 779	233	67	214	$ 1,293
Inter-segment revenue	$ 14	-	-	-	$ 14
Profit	$ 106	28	8	47	$ 189

2002	North America	Europe	Austral- Asia	Diversified Services	Total
External revenue	$ 769	193	43	173	$ 1,178
Inter-segment revenue	$ 17	1	-	-	$ 18
Profit	$ 103	22	1	23	$ 149
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

  Foreign Currency Exchange Rate Risk

  In managing foreign currency risk, our objective is to minimize earnings volatility resulting from conversion and the remeasurement of net foreign currency balance sheet positions. Our Policy allows the use of foreign currency forward contracts to offset the risk of currency mismatch between our receivable and debt portfolio. All such foreign currency forward contracts are undesignated, and as such are not accounted for as hedges. Other revenue included losses of $21 and gains of $2 on the undesignated contracts for the three months ended (losses of $74 and $61 for the nine months ended) September 30, 2003 and 2002, respectively, substantially offset by balance sheet remeasurement and conversion gains and losses.

  Due to the long-term nature of our net investments in foreign subsidiaries and branches, we generally do not hedge the related currency exposure.

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

  As our fixed-to-floating interest rate swaps are 100% effective, gains during the quarter ended September 30, 2003 on designated interest rate derivatives of $1 were offset completely by losses on hedged debt of $1 in Other revenue. Total year-to-date gains of $70 on designated fixed-to-floating interest rate swaps were offset completely by losses on hedged debt of $70 in Other revenue. Gains of $22 during the third quarter of 2002 ($69 for the nine months ended September 30, 2002) were completely offset by losses of $22 ($69 for the nine months ended September 30, 2002). During the second quarter of 2002, we liquidated four fixed-to-floating interest rate swaps. As a result, the fair value adjustment of the original debt will be amortized to earnings ratably over the remaining life of the hedged debt. Gains of less than $1 and gains of $1 were amortized to Interest expense for the three and nine months ended respectively for both September 30, 2003 and 2002. There were no circumstances where hedge treatment was discontinued during the three or nine months ended September 30, 2003 or 2002.

  For the quarter-to-date and year-to-date of 2003 and 2002, a gain of less than $1 was included in Other revenue for both the ineffectiveness on our floating-to-fixed interest rate swaps designated as cash flow hedges and our mark-to-market on undesignated floating-to-fixed and floating-to-floating interest rate swaps.

  Based on current market conditions, $21 of deferred net losses included in Accumulated other comprehensive loss at September 30, 2003 are expected to be reclassified to Interest expense over the next twelve months. The reclassifications are made as interest expense is accrued on our floating-to-fixed interest rate swaps. For the third quarter of 2002, $26 was the projected reclassification. No floating-to-fixed interest rate swaps were liquidated during the quarter ended September 30, 2003 or 2002.

  Guarantees

  We are contingently liable under loan guarantees in which we have agreed to repurchase loans of certain Caterpillar dealers in the event of default. These guarantees have terms generally ranging from one to four years and are secured primarily by dealer assets, including Caterpillar equipment. Most of our guarantees arose due to our relationship with our dealers. No loss has been experienced nor is any anticipated under these guarantees. Liabilities associated with obligations under guarantees issued or modified after December 31, 2002 totaled $3. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees are as follows:

	September 30, 2003	December 31, 2002
Guarantees with Caterpillar dealers	$ 373	$ 290
Guarantees - other	35	34
Total guarantees	$ 408	$ 324

  Securitized Assets

  During the second quarter, we securitized retail installment sale contracts and finance leases into a public asset-backed securitization facility. These finance receivables, which are being held in a securitization trust, are secured by new and used equipment. We retained servicing responsibilities and subordinated interests related to this securitization. Subordinated interests include $9 in subordinated certificates, an interest in future cash flows (excess) with an initial fair value of $14, and a reserve account with an initial fair value of $10. Our retained interests are generally subordinate to the investors' interests. Net proceeds received were $693 and a net gain of $22 was recognized on this transaction. Significant assumptions used to estimate the fair value of the subordinated certificates in this transaction include a 5.00% discount rate, a weighted-average prepayment rate of 14%, and expected credit losses of 1%. Significant assumptions used to estimate the fair value of the excess and the reserve account in this transaction include a 14% discount rate, a weighted-average prepayment rate of 14%, and expected credit losses of 1%. We receive annual servicing fees of approximately 1% of unpaid note value.

  The public securitization for 2002 occurred in the third quarter. Subordinated interests included $9 in subordinated certificates, an interest in future cash flows (excess) with an initial fair value of $11, and a reserve account with an initial fair value of $10. Net proceeds received were $641 and a net gain of $18 was recognized on this transaction. Significant assumptions used to estimate the fair value of the subordinated certificates in this transaction include a 4.83% discount rate, a weighted-average prepayment rate of 14%, and expected credit losses of 1%. Significant assumptions used to estimate the fair value of the excess and the reserve account in this transaction include a 14% discount rate, a weighted-average prepayment rate of 14%, and expected credit losses of 1%. We receive annual servicing fees of approximately 1% of unpaid note value.

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

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51." FIN 46 addresses consolidation by business enterprises of variable interest entities that have certain characteristics. Transferors to qualifying special-purpose entities and "grandfathered" qualifying special-purpose entities subject to the reporting requirements of SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," are excluded from the scope of FIN 46. FIN 46 is applicable immediately to variable interest entities created or obtained after January 31, 2003 (none created or obtained in the first nine months of 2003). For variable interest entities, which we acquired before February 1, 2003, FIN 46 is applicable to us as of December 31, 2003. All of our variable interest entities are qualified special purpose entities, which are excluded from the requirements of FIN 46. We early adopted FIN 46 during the third quarter, and it did not have an impact on our financial statements.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 (SFAS 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends SFAS 133 to provide clarification on the financial accounting and reporting for derivative instruments and hedging activities and requires similar accounting treatment for contracts with comparable characteristics. The adoption of SFAS 149, effective primarily for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, had no impact on our financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 (SFAS 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 addresses financial accounting and reporting for certain financial instruments with characteristics of both liabilities and equity. This statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. As required by SFAS 150, we adopted this new accounting standard effective July 1, 2003. The adoption of SFAS 150 did not have an impact on our financial statements.

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

The residual value, which is the estimated future wholesale market value of leased equipment at the time of the expiration of the lease term, represents a careful analysis of historical wholesale market sales prices, projected forward on a level trend line without consideration for inflation or possible future pricing action. At the inception of the lease, the residual value is derived from consideration of the following critical factors: market size and demand, any known significant market/product trends, total expected hours of usage, machine configuration, application, location, model changes, quantities, and past re-marketing experience. Many impact factors are gathered in an application survey that is completed prior to quotation. The application survey also clearly defines applicable return conditions and remedies for non-compliance, thus ensuring the leased equipment will be in good operating condition upon return. Model changes and updates, as well as market strength and product acceptance, are continually monitored, and residual adjustments are made in accordance with the significance of any such changes. Remarketing sales staff works closely with customers and dealers to manage the sale of lease returns and the recovery of residual exposure. During the term of the leases, residual amounts are monitored. If estimated market values significantly decline due to economic factors, obsolescence, or other adverse circumstances, the residuals are adjusted to the lower estimated values by a charge to earnings.

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

THREE MONTHS ENDED SEPTEMBER 30, 2003 VS. THREE MONTHS ENDED SEPTEMBER 30, 2002

REVENUES

Wholesale and retail finance revenue for the third quarter of 2003 was $236, a decrease of $13 from the same period last year. The decrease was principally due to an 88 basis point decrease in the average interest rate, partially offset by an 8% increase in the average receivable balance outstanding. The annualized interest rate on finance receivables was 6.20% for the third quarter of 2003 compared with 7.08% for the third quarter of 2002, which includes the annualized interest rate on Notes receivable from Caterpillar. The tax benefits of governmental (non-federal) lease purchase contracts and tax-oriented leases are not included in these computed interest rates.

Operating lease revenue for the third quarter of 2003 was $171, or $31 higher than the same period last year due to the increase in equipment on operating leases that resulted from increased marketing efforts and higher customer demand.

Other revenue for the third quarter of 2003 was $38, an increase of $11 from the same period last year. The increase was primarily due to a favorable change in gain (loss) on sale of equipment returned from lease and interest from Caterpillar Inc. related to the intercompany effects of an audit settlement with the Internal Revenue Service for several prior tax years, partially offset by a decreased gain on securitized receivables. The decreased gain on securitized receivables was related to the timing of the public securitization, which took place in the second quarter this year versus a similar gain in the third quarter last year. Items for the three months ended September 30, included:

	2003	2002
Interest from Caterpillar Inc.-intercompany effects of IRS audit settlement	$ 9	$ -
Fees	8	5
Gain (loss) on sale of equipment returned from lease	5	(5)
Late charge income	4	4
Dividend income	4	3
Service fee income on securitized receivables	3	3
Income related to retained interests in securitized receivables	3	(1)
Gain on sale of receivables	1	20
Partnership income	1	1
Exchange loss	1	(1)
Forward points on FX contracts	(2)	(3)
Miscellaneous other revenue, net	1	1
Total other revenue	$38	$27

EXPENSES

Interest expense for the third quarter of 2003 decreased $22 from the same period last year. This decrease was primarily due to the reduction in the average cost of funds of 80 basis points, to 3.06% for the third quarter of 2003 from 3.86% for the third quarter of 2002, partially offset by the impact of a 7% increase in average debt levels that was due to funding increased new retail business.

Depreciation expense on equipment leased to others was up $25 over the third quarter of 2002 due to the increase in equipment on operating leases discussed in the Revenues section above.

General, operating, and administrative expenses increased $6 during the third quarter of 2003 compared to the same period last year. This increase primarily resulted from staff-related expenses due to the increase in total assets and geographical expansion. There were 1,271 employees at September 30, 2003, an increase of 68 from September 30, 2002.

The provision for credit losses increased $4 compared to the third quarter of 2002. The allowance for credit losses was 1.56% of finance receivables, net of unearned income, at September 30, 2003, compared to 1.50% at September 30, 2002. The Notes receivable from Caterpillar are not included in this calculation.

The effective tax rate decreased from the third quarter 2002 rate of 36.4% to a 35.0% rate for third quarter 2003. The decrease from 2002 is attributable to our foreign subsidiaries that are subject to tax rates other than the statutory U.S. rate.

PROFIT

Net profit for the third quarter of 2003 was $67, up $11 from the third quarter of 2002. The increase was primarily due to the growth of finance receivables and leases, the favorable change in gain (loss) on the sale of equipment returned from lease, and the intercompany interest from Caterpillar Inc. related to prior years' tax audit settlements, partially offset by the decreased gain on publicly securitized receivables.

ASSET PORTFOLIO

Total assets were $18,531 at September 30, 2003, an increase of $2,010 over September 30, 2002.

Securitized receivables at September 30, were as follows:

	2003	2002
Wholesale receivables	$ 240	$ 240
Installment sale contracts	893	816
Finance Leases	82	98
Total securitized receivables	$1,215	$1,154

These receivables are not available to pay our creditors.

During the third quarter of 2003, we financed record new retail business of $2,106, compared to $1,757 during the third quarter of 2002. The increase of $349 was primarily related to increased financing in our North America and Europe segments.

ALLOWANCE FOR CREDIT LOSSES

The following table shows activity related to the Allowance for credit losses for the three months ended September 30:

2003		2002
Balance at beginning of quarter	$221	$ 207
Provision for credit losses	28	24
Receivables written off	(21)	(25)
Recoveries on receivables previously written off	6	4
Adjustment related to sale of finance receivables	-	(4)
Foreign currency translation adjustment	1	(2)
Balance at end of the period	$ 235	$ 204

Bad debt write-offs, net of recoveries, were $15 during the quarter compared with $21 for the third quarter of 2002. The decrease in net write-offs was principally due to a reduction in net write-offs in our North America and Diversified Services segments. We will continue to monitor the allowance for credit losses to provide for an amount we believe is adequate, after considering the value of any collateral, to cover uncollectible receivables.

PAST DUE RECEIVABLES

Finance receivables plus rents receivable for operating leases (included in Other assets) that were past due over 30 days were 3.1% of the total such receivables at September 30, 2003 compared to 4.2% at September 30, 2002. The decrease is primarily in the Europe and Diversified Services segments, where there was a $113 reduction in past due receivables (resulting from restructurings, collateral sales, and write-offs related to certain past due accounts). At the same time, the finance receivables and rents receivable grew $902 in those segments.

NINE MONTHS ENDED SEPTEMBER 30, 2003 VS. NINE MONTHS ENDED SEPTEMBER 30, 2002

REVENUES

Wholesale and retail finance revenue for the first nine months of 2003 were $710, a decrease of $23 from the same period last year. The decrease was principally due to an 85 basis point decrease in the average interest rate, partially offset by a 10% increase in the average receivable balance outstanding. The annualized interest rate on finance receivables was 6.38% for the first nine months of 2003 compared with 7.23% for the first nine months of 2002, which includes the annualized interest rate on Notes receivable from Caterpillar. The tax benefits of governmental (non-federal) lease purchase contracts and tax-oriented leases are not included in these computed interest rates.

Operating lease revenue for the first nine months of 2003 was $486, or $97 higher than the same period last year due to the increase in equipment on operating leases that resulted from increased marketing efforts and higher customer demand.

Other revenue for the first nine months of 2003 was $97, an increase of $41 from the same period last year. The increase was primarily due to interest from Caterpillar Inc. related to the intercompany effects of an audit settlement with the Internal Revenue Service for several prior tax years, increased fees, and increased income related to retained interests in securitized receivables. Items for the nine months ended September 30, included:

	2003	2002
Gain on sale of receivables *	$27	$28
Fees	23	14
Late charge income	14	13
Dividend income	13	8
Interest from Caterpillar - intercompany effects of IRS audit settlements	9	-
Service fee income on securitized receivables	8	7
Partnership income	3	5
Income related to retained interests in securitized receivables	4	(4)
Exchange loss	-	(3)
Forward points on FX contracts	(6)	(10)
Gain (loss) on sale of equipment returned from lease	(1)	(5)
Miscellaneous other revenue, net	3	3
Total other revenue	$97	$56

*We sell retail installment sale contracts and finance leases into trusts that issue asset-backed securities to the public and sell dealer trade receivables into a conduit that issues private placement asset-backed securities. Gains and losses on the securitization of receivables primarily represent the difference between the carrying value and fair value of the receivables. Differences in carrying value and fair value arise because of changes in interest rates. For example, in periods of decreasing interest rates, the fair value of fixed rate receivables increases resulting in a gain when the assets are securitized.

EXPENSES

Interest expense for the first nine months of 2002 decreased $42 from the same period last year. This decrease was primarily due to the reduction in the average cost of funds of 71 basis points, to 3.25% for the first nine months of 2003 from 3.96% for the first nine months of 2002, partially offset by the impact of a 9% increase in average debt levels that was due to funding increased new retail business.

Depreciation expense on equipment leased to others was up $81 over the first nine months of 2002 due to an increase in operating leases discussed in the Revenues section above.

General, operating, and administrative expenses increased $21 during the first nine months of 2003 compared to the same period last year. This increase primarily resulted from staff-related expenses due to the increase in total assets and geographical expansion.

The provision for credit losses was $78 for the nine months ended September 30, 2003 and 2002.

The effective tax rate decreased from 36.6% for the nine months ended September 30, 2002 to 34.6% for the nine months ended September 30, 2003. The decrease from 2002 is attributable to our foreign subsidiaries that are subject to tax rates other than the statutory U.S. rate.

PROFIT

Net profit for the first nine months of 2003 was $189, up $40 from the first nine months of 2002. The increase was primarily due to a larger portfolio of earning assets and increases in items recorded in Other revenue, as discussed in the Revenues section above.

ASSET PORTFOLIO

During the first nine months of 2003, we financed record new retail business of $5,776 compared to $5,298 during the first nine months of 2002. The increase of $478, or 9%, was primarily related to increased financing in our Europe and Austral-Asia segments.

ALLOWANCE FOR CREDIT LOSSES

The following table shows activity related to the Allowance for Credit Losses for the nine months ended September 30:

2003		2002
Balance at beginning of year	$ 207	$ 177
Provision for credit losses	78	78
Receivables written off	(75)	(64)
Recoveries on receivables previously written off	18	12
Adjustment related to sale of finance receivables	(4)	(4)
Foreign currency translation adjustment	11	5
Balance at end of the period	$ 235	$ 204

CAPITAL RESOURCES AND LIQUIDITY

Operations for the first nine months of 2003 were funded with a combination of borrowings, proceeds from sales of receivables, and retained earnings. We do not generate material funding through structured finance transactions.

Through the third quarter of 2003, we generated $811 and $693 of capital resources from the securitization of trade and finance receivables, respectively.

Total outstanding borrowings. Total borrowings outstanding at September 30, 2003 were $15,699, an increase of $946 over December 31, 2002 due to financing a higher amount of assets. Due to the current low interest rate environment, there was a shift from short-term borrowings (including commercial paper and notes payable to Caterpillar) to long-term borrowings (primarily medium-term notes). Outstanding borrowings include:
  $11,739 of medium-term notes
  $ 2,980 of commercial paper
  $ 420 of notes payable to Caterpillar
  $ 354 of money market funds
  $ 155 of short-term bank borrowings
  $ 44 of long-term bank borrowings
  $  7 of loans from a company-owned partnership

Syndicated rRevolving credit lines. We have two global credit facilities with a syndicate of banks totaling $4,550675 available in the aggregate to both Caterpillar and Cat Financial to support commercial paper programs. The facilities are allocated as follows:. Based on management's allocation decision, which can be revised at any time during the year, the portion of the facility available to Cat Financial at September 30, 2003 was $4,075. The five-year facility of $2,125 expires in September 2006. The 364-day facility of $2,550 expires in September 2004. The facility expiring in September 2004 has a provision that allows Caterpillar to obtain a one-year loan in September 2004 that would mature in September 2005.

In addition to the syndicated global credit facilities, we also have an A$30 (USD equivalent = $20) credit facility with one bank to support our Australian subsidiary's commercial paper program.

At September 30, 2003, there were no borrowings under these lines, and we were in compliance with all debt covenants.

Short-term credit lines from banks. These credit lines total $787 and will be eligible for renewal at various future dates or have no specified expiration date. They are used for local bank borrowings of subsidiaries. At September 30, 2003, we had $155 outstanding against these credit lines compared to $174 at December 31, 2002.

Variable amount lending agreements with Caterpillar. Under these agreements, we may borrow up to $873 from Caterpillar, and Caterpillar may borrow up to $758 from us. The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice. We had notes payable of $420 and notes receivable of $387 outstanding at September 30, 2003, compared to notes payable of $795 and notes receivable of $335 at December 31, 2002.

Committed funds. We have committed cash outflow related to long-term debt and operating lease agreements. Minimum payments for these long-term obligations are:

Contractual Obligations	2003	2004	2005	2006	2007	Thereafter	Total
Long-term debt	$3,791	$535	$2,982	$2,477	$847	$1,158	$11,790
Operating leases	13	12	11	10	10	61	117
Total Contractual Obligations	$3,804	$547	$2,993	$2,487	$857	$1,219	$11,907

The above table excludes routine purchase obligations entered into in the normal course of business and any purchase obligations less than $5.

Off-balance sheet arrangements. We did not have guarantee contingent liabilities with at least a reasonably likely chance of occurrence at September 30, 2003. Please refer to Note D of Notes to Consolidated Financial Statements for additional information on our guarantee contingent liabilities. Also, we lease all our facilities rather than acquire them, where the acquisition would require us to recognize a liability for the financing. The above table shows our minimum payments for operating leases of offices and other property.

Cash flows. Net cash provided by operating activities increased $30 from the first nine months of 2002 primarily due to the change in Accrued interest payable and Receivables from customers and others, partially offset by the change in Income taxes payable. Significant changes in non-cash items include $81 additional depreciation expense on equipment leased to others, as previously discussed, and an increase of $41 in other non-cash items (primarily non-cash items related to the public asset-backed securitizations and the marking to market of our interest rate derivatives). Net cash used for investing activities decreased $563 primarily due to less additions, net of collections, related to finance receivables of $603 and less acquisitions, net of cash acquired, of $245, partially offset by a decrease in the proceeds from the sale of receivables of $523. Net cash provided by financing activities decreased $601 primarily due to a decrease in short-term debt of $775 and a decrease in the payable to Caterpillar of $396, partially offset by an increase in proceeds from the issuance of long-term debt of $543.

Item 4. Controls and Procedures

An evaluation was performed by the company's management, with the participation of the Principal Executive Officer (PEO) and Principal Financial Officer (PFO), of the effectiveness of the design and operation of the company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the company's management, including the PEO and PFO, concluded that the company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have been no significant changes in the company's internal controls over financial reporting during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting. Although the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, management's evaluation provided reasonable assurance that these controls will be effective.

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

  Reports on Form 8-K

During the quarter ended September 30, 2003, reports on Form 8-K were filed pursuant to Item 5 on July 1 and pursuant to Item 9 on July 17 and July 24. An additional report on Form 8-K was filed on October 16, 2003 pursuant to Item 12. No financial statements were filed as part of those reports.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Caterpillar Financial Services Corporation

(Registrant)

Date: October 31, 2003	By: /s/ Steven R. Elsesser
Steven R. Elsesser, Controller and Principal Accounting Officer

Date: October 31, 2003	By: /s/ James S. Beard
James S. Beard, President, Director, and Principal Executive Officer

EXHIBIT 12

CATERPILLAR FINANCIAL SERVICES CORPORATION

COMPUTATION OF RATIO OF PROFIT TO FIXED CHARGES

(Unaudited)

(Millions of Dollars)

Three Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Net Income	$ 67	$ 56	$ 189	$ 149

Add:
Provision for income taxes	36	32	100	86

Deduct:
Equity in profit of partnerships	(1)	(1)	(3)	(5)

Profit before taxes	$102	$ 87	$286	$230

Fixed charges:
Interest on borrowed funds	$119	$141	$367	$409
Rentals at computed interest*	2	3	4	5

Total fixed charges	$121	$144	$371	$414

Profit before taxes plus fixed charges	$223	$231	$657	$644

Ratio of profit before taxes plus fixed charges to fixed charges	1.84	1.60	1.77	1.56

*Those portions of rent expense that are representative of interest cost.