Form 10-K
period 2003-12-31
CATERPILLAR FINANCIAL SERVICES CORP
filed 2004-02-27
CIK 764764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] Not Applicable.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes _

No X

At December 31, 2003, one share of common stock of the Registrant was outstanding, which is owned by Caterpillar Inc.

The Registrant is a wholly-owned subsidiary of Caterpillar Inc. and meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K, and is therefore filing this form with the reduced disclosure format.

Documents Incorporated by Reference: See page 13 for the exhibit index.

CONTENTS

Part I. Item 1. Business *

Part I. Item 2. Properties *

Part I. Item 3. Legal Proceedings *

Part II. Item 5. Market for Registrant's Common Equity and Related Stockholder Matters *

Part II. Item 7. Management's Discussion and Analysis of FINANCIAL CONDITION AND Results of Operations (Dollars in millions) *

OVERVIEW: 2003 VS. 2002 *

CRITICAL ACCOUNTING POLICIES *

2003 COMPARED WITH 2002 *

2002 COMPARED WITH 2001 *

CAPITAL RESOURCES AND LIQUIDITY *

Part II. Item 7A. Quantitative and Qualitative DISCLOSURES ABOUT Market Risk *

Part II. Item 8. Financial Statements and Supplementary Data *

Part III. Item 9A. Controls and procedures *

Part IV. Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES *

Part IV. Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K *

Signatures *

REPORT OF INDEPENDENT Auditors *

CONSOLIDATED STATEMENT OF FINANCIAL POSITION *

CONSOLIDATED STATEMENT OF PROFIT *

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY *

CONSOLIDATED STATEMENT OF CASH FLOWS *

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS *

Note 1 - Summary Of Significant Accounting Policies *

Note 2 - Receivables And Allowance For Credit Losses *

Note 3 - Finance Leases *

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

Note 14 - Transactions With Related Parties *

Note 15 - Leases *

Note 16 - Segment Information *

Note 17 - Selected Quarterly Financial Data (Unaudited) *

Part I. Item 1. Businesspart i. Item 1. business

Caterpillar Financial Services Corporation, a Delaware corporation organized in 1981, is a wholly owned finance subsidiary of Caterpillar Inc. (together with its other subsidiaries, "Caterpillar" or "Cat"). We provide retail financing alternatives for Caterpillar machinery and engines as well as other equipment and marine vessels to customers and dealers around the world, provide wholesale financing to Caterpillar dealers, and purchase short-term dealer receivables from Caterpillar. We have over 20 years of experience in providing financing in these markets, contributing to our knowledge of asset values, industry trends, product structuring, and customer needs. We emphasize prompt and responsive service and offer various financing plans to meet customer requirements, increase Caterpillar sales, and generate financing revenue. Our total number of employees at December 31, 2003 was 1,282. For more detailed information on our parent company, Caterpillar Inc., please visit http://www.cat.com. For more information about our business, please visit http://www.catfinancial.com. Information contained on Caterpillar Inc.'s and our Internet sites are not incorporated by reference into this document.

Required Securities and Exchange Commission filings are available as soon as reasonably practicable after such material is electronically filed with or furnished to the Commission on the Internet at http://www.catfinancial.com. They also can be obtained without charge by writing to: Legal Dept., Caterpillar Financial Services Corp.; 2120 West End Ave.; Nashville, TN 37203-0001.

Retail financing plans include:

Leases and installment sale contracts:

  Tax leases that are classified as either operating or finance leases for financial accounting purposes, depending on the characteristics of the lease. For tax purposes, we are considered the owner of the equipment (20%*).
  Finance (non-tax) leases where the lessee is considered the owner of the equipment during the term of the contract and that either require or allow the customer to purchase the equipment for a fixed price at the end of the term (14%*).
  Installment sale contracts, which are equipment loans that enable customers to purchase equipment with a down payment or trade-in and structure payments over time (22%*).
  Governmental lease-purchase plans in the U.S. that offer low interest rates and flexible terms to qualified non-federal government agencies (1%*).

Retail notes receivable:

  Loans that allow customers and dealers to use their Caterpillar equipment as collateral to obtain financing (25%*).

Wholesale financing plans (18%*) include:

Wholesale notes receivable and Finance leases and installment sale contracts - wholesale:

  Inventory/rental programs which provide assistance to dealers by financing their inventory, rental fleets, and rental facilities.
  Short-term dealer receivables we purchase from Caterpillar at a discount.

* Indicates the percentage of total portfolio at December 31, 2003. For more information on the above and our concentration of credit risk, please refer to Note 6 of Notes to Consolidated Financial Statements.

We define total portfolio as total net finance receivables plus equipment on operating leases, less accumulated depreciation.

The retail financing business is highly competitive, with financing for users of Caterpillar equipment available through a variety of sources, principally commercial banks and finance and leasing companies. Cat Financial's competitors include CIT Group, Citibank, GECC, and local banks. Competitive manufacturers use below-market interest rate programs (subsidized by the manufacturer) to assist machine sales. Caterpillar and Cat Financial work together to provide a broad array of financial merchandising programs around the world to meet these competitive offers.

We continue in our efforts to respond quickly to customers, improve internal processing efficiencies, and reduce costs. Our web-based Cat FinancExpressSM transaction processing and information tool, currently available in the U.S., Australia, Canada, and France, gives us a competitive advantage in these areas. Cat FinancExpressSM collects information on-line to provide finance quotes, credit decisions, and print documents, all in a very short time frame.

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

We continue to finance a significant portion of Caterpillar dealers' sales and inventory of Cat equipment, especially in our North American segment (see Note 16 of Notes to Consolidated Financial Statements for more information regarding our segments and geographic areas). Our competitive position is improved by marketing programs, subsidized by Caterpillar and/or Caterpillar dealers, which allow us to offer below-market interest rates. The amount subsidized at the outset of the transaction is recognized as revenue over the term of the financing.

We also have agreements with Caterpillar that are significant to our operation. These agreements provide for financial support, certain funding, employee benefits, and corporate services, among other things. For more information on these agreements, please refer to Note 14 of Notes to Consolidated Financial Statements.

Part I. Item 2. Properties

Our principal executive offices are located in Nashville, Tennessee. We have 41 offices, of which 6 are located in the United States, 19 are in Europe, and 16 are in other countries. All offices are leased.

Part I. Item 3. Legal Proceedings

We are party to various legal proceedings. Although the outcomes of these proceedings cannot be predicted with certainty, we believe the final outcome of any single proceeding or all proceedings in the aggregate will not have a material adverse effect on our financial position or results of operations or cash flows.

Part II. Item 5. Market for Registrant's Common Equity and Related Stockholder MattersItem 5. Market for registrant's common Equity and related stockholder matters

Our stock is not publicly traded. Caterpillar is the owner of our one outstanding share. There were no cash dividends declared or paid to Caterpillar in 2003 or 2002. A cash dividend of $100 million was declared and paid in 2001.

Part II. Item 7. Management's Discussion and Analysis of FINANCIAL CONDITION AND Results of Operationspart ii. Item 7. Management's Discussion and Analysis of Results of Operations and capital resources and liquidity (Dollars in millions)

OVERVIEW: 2003 VS. 2002

This was our best year ever, as our new business volume continued to grow throughout the year, and our delinquencies continued to decline. We financed more Cat products for more Cat customers than ever before - achieving record results and growth. Our achievement of the Malcolm Baldrige National Quality Award confirms the strong customer focus of our employees and the value of our process improvement efforts using 6 Sigma methodology. We continue to be well positioned to serve Caterpillar, Cat dealers, and our customers world-wide.

Revenues were a record $1,736, an increase of $154 or 10% compared with the same period last year.

Profit after tax was $256, up $63 or 33% from a year ago.

New retail financing was a record $8,049, an increase of $762 or 10% from last year.

Past dues over 30 days were 2.5% of total receivables compared with 3.5% at December 31, 2002.

Write-offs of bad debts exceeded recoveries by $82 during 2003 compared to $85 during 2002.

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

The residual value, which is the estimated future wholesale market value of leased equipment at the time of the expiration of the lease term, represents a careful analysis of historical wholesale market sales prices, projected forward on a level trend line without consideration for inflation or possible future pricing action. At the inception of the lease, the residual value is derived from consideration of the following critical factors: market size and demand, any known significant market/product trends, total expected hours of usage, machine configuration, application, location, model changes, quantities, and past remarketing experience. Many impact factors are gathered in an application survey that is completed prior to quotation. The lease agreement also clearly defines applicable return conditions and remedies for non-compliance, thus ensuring the leased equipment will be in good operating condition upon return. Model changes and updates, as well as market strength and product acceptance, are continually monitored, and residual adjustments are made in accordance with the significance of any such changes. Remarketing sales staff works closely with customers and dealers to manage the sale of lease returns and the recovery of residual exposure. During the term of the leases, residual amounts are monitored. If estimated market values significantly decline due to economic factors, obsolescence, or other adverse circumstances, the residuals are adjusted to the lower estimated values by a charge to earnings. For equipment on operating leases, the charge is recognized through depreciation expense. For finance leases, it is recognized through a reduction of finance revenue.

The allowance for credit losses is evaluated on a regular basis and adjusted based upon management's best estimate of probable losses inherent in our finance receivables. In estimating probable losses, we review accounts that are past due, non-performing, or in bankruptcy. We also review accounts that may be at risk using information available about the customer, such as financial statements, news reports, and published credit ratings. We also use general information regarding industry trends and the general economic environment. Using an estimate of current fair market value of collateral and factoring in credit enhancements, such as additional collateral and third party guarantees, we arrive at an estimated loss for specific accounts and estimate an additional amount for the remainder of the finance receivables based upon historical trends. Adverse economic conditions or other factors that might cause deterioration of the financial health of our customers could change the timing and level of payments received and thus necessitate a change in our estimated losses.

2003 COMPARED WITH 2002

REVENUES

Wholesale and retail finance revenue for 2003 was $952, a decrease of $19 from 2002. The decrease was principally due to an 83 basis point decrease in the average interest rate, mostly offset by an 11% increase in the average receivable balance outstanding. The average interest rate on finance receivables was 6.29% for 2003 compared with 7.12% for 2002, which includes the average interest rate on Notes receivable from Caterpillar. This rate is computed by dividing finance revenue by the average finance receivable balance, net of unearned income. The tax benefits of governmental (non-federal) lease purchase contracts and tax-oriented leases are not included in these computed interest rates.

Operating lease revenue for 2003 was $661, or $122 higher than 2002 due to the increase in equipment on operating leases that resulted from higher customer demand.

Other revenue for 2003 was $123, an increase of $51 from 2002. The increase was primarily due to increased fees (commitment/buyout fees $4, dealer guarantee fees $4, and documentation fees $2), a favorable change in loss on the sale of equipment returned from lease, interest from Caterpillar Inc. related to the intercompany effects of an audit settlement with the Internal Revenue Service for several prior tax years, and increased income related to retained interests in securitized receivables. Other revenue items for the years ended December 31, included:

	2003	2002
Fees	$29	$19
Gain on sale of receivables *	28	31
Late charge fees	21	19
Dividend income	16	11
Service fee income on securitized receivables	11	10
Interest from Caterpillar - intercompany effects of IRS audit settlements	9	-
Income related to retained interests in securitized receivables	7	(1)
Partnership income	3	7
Exchange gain (loss)	2	(5)
Forward points on FX contracts	(8)	(13)
Loss on sale of equipment returned from lease	(1)	(10)
Miscellaneous other revenue, net	6	4
Total other revenue	$123	$72

*See Note 1(J) of Notes to Consolidated Financial Statements for information on gain on sale of receivables.

EXPENSES

Interest expense for 2003 was $483, a decrease of $61 from 2002. This decrease was primarily due to the reduction in the average cost of funds of 76 basis points, to 3.14% for 2003 from 3.90% for 2002, partially offset by the impact of a 10% increase in average debt levels that was due to an increase in new finance receivables and operating leases.

Depreciation expense on equipment leased to others was $527, up $112 over 2002 due to the increase in operating leases discussed in the Revenues section above.

General, operating, and administrative expenses increased to $240 in 2003 compared to $202 in 2002. This increase primarily resulted from increased employment and investments in technology to support the growth in total assets during 2003 and to develop infrastructure to support future growth initiatives. There were 1,282 employees at December 31, 2003, an increase of 67 from December 31, 2002.

The provision for credit losses decreased from $109 in 2002 to $101 in 2003. The allowance for credit losses was 1.49% of finance receivables, net of unearned income, at December 31, 2003, compared to 1.47% at December 31, 2002. The Notes receivable from Caterpillar are not included in this calculation.

The effective tax rate decreased from 36.3% for 2002 to 31.9% for 2003. The decrease from 2002 is attributable to our foreign subsidiaries that are subject to tax rates other than the statutory U.S. rate.

PROFIT

Profit for 2003 was $256, up $63 from 2002. Of the increase in profit, $59 million was due to growth in assets and $38 million to increases in Other revenue, as discussed in the Revenues section above, partially offset by $38 million higher general, operating, and administrative expenses.

ASSETS

Total assets were $19,759 at December 31, 2003, an increase of $2,654 over December 31, 2002, primarily due to additions exceeding collections on finance receivables (wholesale and retail).

During 2003, we financed record new retail business of $8,049, compared to $7,287 in 2002. The increase of $762 was primarily related to increased financing in our Europe and North America segments.

At December 31, 2003, we also serviced $1,053 in receivables sold to others, which consisted of $240 in wholesale receivables under revolving, asset-backed securitization agreements, $746 of installment sale contracts, and $67 of finance leases. These receivables are not available to pay our creditors.

PAST DUE RECEIVABLES

Finance receivables plus rents receivable for operating leases (included in Other assets) that were past due over 30 days were 2.46% of the total such receivables at December 31, 2003 compared to 3.55% at December 31, 2002. In the Diversified Services segment, there was a $103 reduction in past due receivables (primarily from restructuring two accounts for which payments have been made in accordance with the restructuring agreements). At the same time, the finance receivables and rents receivable grew $2,479, primarily in the Europe and North America segments.

Bad debt write-offs, net of recoveries, were $82 for 2003 compared with $85 for 2002. We will continue to monitor the allowance for credit losses to provide for an amount we believe is adequate, after considering the value of any collateral, to cover uncollectible receivables. See Note 2 of Notes to Consolidated Financial Statements for information on the allowance for credit losses.

2002 COMPARED WITH 2001

REVENUES

Wholesale and retail finance revenue for 2002 was $971, a decrease of $127 from 2001. The decrease was due principally to a 152 basis point decrease in the average interest rate, partially offset by an 8% increase in the average receivable balance outstanding. Discounts on North American dealer trade receivables purchased from Caterpillar that paid earlier than estimated at their purchase date, included in revenues, were $25 for 2002 and $67 for 2001. We purchase trade receivables each week at discounts that are expected to yield a market rate of interest over their term. Because the discounts are based on estimates as to when the receivables will be paid, the actual yield on the receivables can be higher or lower than the rates used to determine the discounts. In 2001, the yield was higher because the receivables paid substantially earlier than estimated. The unearned discounts recognized in 2002 revenues due to early payments included $18 in Wholesale finance revenue, related to Wholesale notes receivable, and $7 in Other revenue, related to the securitized portion of the receivables. The revenues recognized in 2001 were $41 in Wholesale finance revenue and $26 in Other revenue. The average interest rate on finance receivables was 7.12% for 2002 compared with 8.67% for 2001. This rate is computed by dividing finance revenue by the average finance receivable balance, net of unearned income. The tax benefits of governmental (non-federal) lease purchase contracts and tax-oriented leases are not included in these computed interest rates.

Operating lease revenue for 2002 was $539. The increase of $131 from 2001 was due to the increase in equipment on operating leases that resulted from increased marketing efforts and higher customer demand.

Other revenue for 2002 was $72, a decrease of $42 from 2001. Excluding the gain on the sale of trade receivables that was related to the recognition of unamortized discounts on the trade receivables purchased from Caterpillar, the decrease in Other revenue was $23. Other revenue items included:

	2002	2001
Gain on sale of receivables	$31	$54
Fees	19	16
Late charge fees	19	17
Dividend income	11	15
Service fee income on securitized receivables	10	11
Income related to retained interests in securitized receivables	(1)	3
Partnership income	7	6
Exchange gain (loss)	(5)	2
Forward points on FX contracts	(13)	(4)
Loss on sale of equipment returned from lease	(10)	(8)
Miscellaneous other revenue, net	4	2
Total other revenue	$72	$114

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

The provision for credit losses increased $12 compared to 2001, resulting from an assessment of the adequacy of the allowance for credit losses considering the larger amount of finance receivables, actual write-offs, and a weakened global economy. The allowance for credit losses was 1.47% of finance receivables, net of unearned income, at December 31, 2002, compared to 1.42% at December 31, 2001. The Notes receivable from Caterpillar are not included in this calculation.

The effective tax rate increased to 36.3% in 2002 from 36.0% in 2001.

PROFIT

Profit for 2002 was $193, down $19 from 2001. The decrease was primarily due to a $27 reduction in the recognition of unamortized discounts on trade receivables purchased from Caterpillar that paid before maturity. Other reductions in profit were due to a decrease in other securitization-related revenue and increased general, operating, and administrative expenses due to growth. The reduction in profit was partially offset by the absence of residual write-downs recorded in 2001 for agriculture equipment.

ASSETS

Total assets were $17,105 at December 31, 2002, an increase of $2,111 over December 31, 2001, primarily due to additions exceeding collections on finance receivables (wholesale and retail).

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

CAPITAL RESOURCES AND LIQUIDITY

Operations for 2003 were funded with a combination of borrowings, proceeds from sales of receivables, and retained earnings. We do not generate material funding through structured finance transactions.

As an alternative funding source, we securitize assets. In this process, retail or wholesale finance receivables are sold to special purpose bankruptcy-remote subsidiaries. We receive proceeds from subsequent sales of dealer receivables into a revolving securitization facility and for retail installment sale contracts and finance leases sold into a public asset-backed securitization facility. Please refer to Note 4 of Notes to Consolidated Financial Statements for additional information.

	2003		2002		2001
	Dealer Receivables	Finance Receivables	Dealer Receivables	Finance Receivables	Dealer Receivables	Finance Receivables
Proceeds from initial sales of receivables*	$ -	$ 693	$ -	$ 641	$ -	$ 630
Proceeds from subsequent sales of receivables	$ 1,099	$ -	$ 1,696	$ -	$ 2,479	$ -

*Proceeds from the initial sales of receivables include cash proceeds and retained interests.

During the year, Caterpillar did not contribute any additional capital. Our debt-to-equity ratio as defined under the revolving credit agreements was 7.8 to 1 at December 31, 2003 and 2002. See Note 7 of Notes to Consolidated Financial Statements for additional information.

Total outstanding borrowings. Total borrowings outstanding at December 31, 2003 were $16,780, an increase of $2,027 over December 31, 2002 due to financing a higher amount of assets. Due to the current low interest rate environment, there was a shift from short-term borrowings (including commercial paper and notes payable to Caterpillar) to long-term borrowings (primarily medium-term notes). Outstanding borrowings at December 31, 2003 consisted of:

$11,718 of medium-term notes

$ 3,912 of commercial paper

$ 475 of notes payable to Caterpillar

$ 415 of money market funds

$ 183 of short-term bank borrowings

$ 70 of long-term bank borrowings

$ 7 of loans from a company-owned partnership

Revolving credit lines. We participate in two global credit facilities with a syndicate of banks totaling $4,675 available in the aggregate to both Caterpillar and Cat Financial to support commercial paper programs. Based on management's allocation decision, which can be revised at any time, the portion of the facility available to Cat Financial at December 31, 2003 was $4,075. The five-year facility of $2,125 expires in September 2006. The 364-day facility of $2,550 expires in September 2004. The facility expiring in September 2004 has a provision that allows Caterpillar or Cat Financial to obtain a one-year loan in September 2004 that would mature in September 2005.

In addition to the syndicated global credit facilities, we also have an A$30 (USD equivalent = $23) credit facility with one bank to support our Australian subsidiary's commercial paper program.

At December 31, 2003, there were no borrowings under these lines, and we were in compliance with all debt covenants.

Short-term credit lines from banks. These credit lines total $843 and will be eligible for renewal at various future dates or have no specified expiration date. They are used for local bank borrowings of subsidiaries. At December 31, 2003, we had $183 outstanding against these credit lines compared to $174 at December 31, 2002.

Variable amount lending agreements with Caterpillar. Under these agreements, we may borrow up to $1,125 from Caterpillar, and Caterpillar may borrow up to $762 from us. The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice. We had notes payable of $475 and notes receivable of $378 outstanding at December 31, 2003, compared to notes payable of $795 and notes receivable of $335 at December 31, 2002.

Committed funds. We have committed cash outflow related to long-term debt, operating lease agreements, and purchase agreements. Minimum payments for these obligations are:

	2004	2005	2006	2007	2008	Thereafter	Total
Long-term debt	$2,943	$3,504	$2,895	$1,058	$851	$544	$11,795
Operating leases	13	12	11	10	10	51	107
Purchase obligations	159	-	-	-	-	-	159
Total contractual obligations	$3,115	$3,516	$2,906	$1,068	$ 861	$ 595	$12,061

These contractual obligations do not include unused commitments and lines of credit for dealers and customers discussed in Note 11 of Notes to Consolidated Financial Statements.

Off-balance sheet arrangements. We did not have guarantee contingent liabilities with at least a reasonably likely chance of occurrence at December 31, 2003. Please refer to Note 11 of Notes to Consolidated Financial Statements for additional information on our guarantee contingent liabilities. Also, we lease all our facilities rather than acquire them, where the acquisition would require us to recognize a liability for the financing. The above table shows our minimum payments for operating leases of offices and other property.

Cash flows. Net cash provided by operating activities was $611, an increase of $19 from 2002, primarily due to the increase in profit adjusted for non-cash items of $134, partially offset by the use of cash of $106 for various receivables from customers and others. Net cash used for investing activities decreased from $2,022 in 2002 to $1,897 in 2003 primarily due to less additions, net of collections, related to finance receivables of $280 and less acquisitions, net of cash acquired, of $245, partially offset by a decrease in the proceeds from the sale of receivables of $550. The increases in additions and collections of finance receivables were due to past and continuing growth. The $245 use of cash in 2002 was for the acquisition of FCC Equipment Financing, Inc. The $550 decrease in proceeds from the sale of receivables was primarily due to a decreased volume of securitized Caterpillar North American dealer trade receivables. Net cash provided by financing activities was $1,248, a decrease of $151 from 2002, primarily due to a decrease in the payable to Caterpillar of $947 and an increase in the payments on long-term debt of $660, partially offset by an increase in proceeds from the issuance of long-term debt of $1,385. The decrease in the payable to Caterpillar was due to an increase in funding requests from our parent company, Caterpillar Inc. The increase in payments on long-term debt was also due to past and continuing portfolio growth, while the additional proceeds from the issuance of long-term debt were needed to fund new business transactions.

Part II. Item 7A. Quantitative and Qualitative DISCLOSURES ABOUT Market Risk

We use interest rate derivative financial instruments and currency derivative financial instruments to manage interest rate and foreign currency exchange risks that we encounter as a part of our normal business. We do not use these instruments for trading purposes.

Interest rate derivatives. We have a match funding objective whereby the interest rate profile (fixed rate or floating rate) of our debt is matched to the interest rate profile of our portfolio within certain parameters. In pursuing this objective, we use interest rate swap agreements to modify the structure of the debt. Match funding assists us in maintaining our interest rate spreads, regardless of the direction interest rates move.

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

We determine the "baseline" interest expense by applying a market interest rate to the unhedged portion of our debt. The unhedged portion of our debt is an estimate of fixed rate assets funded by floating rate liabilities. We incorporate the effects of interest rate swap agreements in the estimate of our unhedged debt. We determine the "shocked" interest expense by adding 100 basis points to the market interest rate applied to "baseline" interest expense and apply this rate to the unhedged debt.

Based on our sensitivity analysis, assuming no new fixed-rate assets funded by floating rate liabilities were extended and no further action was taken to alter our current interest rate sensitivity, the impact of a 100 basis point rise in interest rates is an estimated $18 increase to interest expense for 2004. The estimated impact for 2003 was $15. Although we believe this measure provides a meaningful estimate of our interest rate sensitivity, it does not adjust for other factors that impact our interest expense. Accordingly, no assurance can be given that actual results would be consistent with the results of our estimate. Our analysis does not necessarily represent our current outlook of future market interest rate movement.

Foreign currency derivatives. Since our policy for our operations is to hedge the foreign exchange risk when the currency of our debt does not match the currency of our portfolio and other receivables, a 10% change in the value of the U.S. dollar relative to all other currencies would not have a material effect on our consolidated financial position, results of operations, or cash flow. Neither our policy nor the effect of a 10% change in the value of the U.S. dollar has changed from that reported at the end of last year.

Part II. Item 8. Financial Statements and Supplementary Data

Information required by Item 8 is included following page 15.

Part III. Item 9A. Controls and procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including the Principal Executive Officer (PEO) and Principal Financial Officer (PFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, the Company's management, including the PEO and PFO, concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of this evaluation, there have been no significant changes in the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting. Although the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, management's evaluation provided reasonable assurance that these controls will be effective.

Part IV. Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

As a wholly-owned subsidiary of Caterpillar Inc., our principal accountant fees and services are subject to Caterpillar Inc.'s Audit Committee pre-approval policies and procedures described in their Proxy, which can be located at http://www.cat.com/about_cat/investor_information/05_SEC_filings/SEC_filings.html. The committee pre-approves all audit and non-audit services to be performed by the auditors.

Fees paid to Caterpillar Financial's auditors' firm were comprised of the following (in millions):

	2003	2002
Audit Services	$ 1.7	$ 1.1
Tax Compliance Services [1]	.1	.1

Total	$ 1.8	$ 1.2

1 "Tax Compliance" includes, among other things, tax return preparation and review and advising on the impact of changes in local tax laws.

Part IV. Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-Kpart iv. Item 15. Exhibits, Financial Statement Schedules, and reports on form 8-K
    The following documents are filed as part of this report.

1. Financial Statements

    Report of Independent Auditors
    Consolidated Statement of Financial Position
    Consolidated Statement of Profit
    Consolidated Statement of Changes in Stockholder's Equity
    Consolidated Statement of Cash Flows
    Notes to Consolidated Financial Statements
    Reports on Form 8-K

    During the quarter ended December 31, 2003, reports on Form 8-K were filed pursuant to Item 12 on October 16, 2003 and Item 7 on November 10, 2003. Following the quarter, reports on Form 8-K were filed pursuant to Item 12 on January 27, 2004 and Item 5 on January 30, 2004. No financial statements were filed as part of those reports.

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

10.1	Tax Sharing Agreement, dated as of June 21, 1984, between the Company and Caterpillar (incorporated by reference from Exhibit 10.3 to the Company's Form 10, as amended, Commission File No. 0-13295).
12	Statement Setting Forth Computation of Ratio of Profit to Fixed Charges of Caterpillar Financial Services Corporation and subsidiaries.
23	Consent of Independent Auditors.
31

Certification of James S. Beard, President of Caterpillar Financial Services Corporation, and Edward J. Scott, Principal Financial Officer of Caterpillar Financial Services Corporation, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32

Certification of James S. Beard, President of Caterpillar Financial Services Corporation, and Edward J. Scott, Principal Financial Officer of Caterpillar Financial Services Corporation, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Caterpillar Financial Services Corporation
(Registrant)

Dated: February 27, 2004	By:	/s/ R. Clay Thompson
R. Clay Thompson, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date	Signature	Title
February 27, 2004	/s/ James S. Beard James S. Beard	President, Director, and Principal Executive Officer

February 27, 2004	/s/ Kent M. Adams Kent M. Adams	Executive Vice President and Director

February 27, 2004	/s/ Douglas R. Oberhelman Douglas R. Oberhelman	Director

February 27, 2004	/s/ Edward J. Scott Edward J. Scott	Executive Vice President and Principal Financial Officer

February 27, 2004	/s/ Steven R. Elsesser Steven R. Elsesser	Controller and Principal Accounting Officer

REPORT OF INDEPENDENT Auditors

To the Board of Directors and Stockholder of
         Caterpillar Financial Services Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Part IV Item 15(a)(1) of this 10-K present fairly, in all material respects, the financial position of Caterpillar Financial Services Corporation and its subsidiaries at December 31, 2003, 2002, and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Memphis, Tennessee
January 27, 2004

CATERPILLAR FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

AT DECEMBER 31, (Dollars in Millions, except share data)

	2003	2002	2001
Assets:
Cash and cash equivalents	$ 69	$ 100	$ 119
Finance receivables (Notes 2 and 3):
Retail notes receivable	4,372	3,979	3,377
Wholesale notes receivable	3,224	2,698	2,279
Notes receivable from Caterpillar (Note 14)	378	335	322
Finance leases and installment sale contracts - Retail	9,510	8,292	7,785
Finance leases and installment sale contracts - Wholesale	159	129	119
	17,643	15,433	13,882
Less: Unearned income	1,046	995	1,062
Allowance for credit losses	241	207	177
Total net finance receivables	16,356	14,231	12,643

Equipment on operating leases,
less accumulated depreciation (Note 5)	2,319	1,961	1,477
Deferred income taxes (Note 12)	19	11	13
Other assets	996	802	742
Total assets	$19,759	$17,105	$14,994

Liabilities and stockholder's equity:
Payable to dealers and others	$ 140	$ 115	$ 115
Payable to Caterpillar - other (Note 14)	16	10	10
Accrued interest payable	135	161	150
Income taxes payable	54	15	16
Other liabilities	95	70	42
Payable to Caterpillar - borrowings (Note 14)	475	795	204
Short-term borrowings (Note 8)	4,510	3,936	3,716
Current maturities of long-term debt (Note 9)	2,943	3,654	3,058
Long-term debt (Note 9)	8,852	6,368	6,044
Deferred income taxes (Note 12)	241	166	100
Total liabilities	17,461	15,290	13,455

Commitments and contingent liabilities (Note 11)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
Outstanding: one share (at paid in amount)	745	745	745
Retained earnings	1,403	1,147	954
Accumulated other comprehensive income/(loss)	150	(77)	(160)
Total stockholder's equity	2,298	1,815	1,539

Total liabilities and stockholder's equity	$19,759	$17,105	$14,994

See Notes to Consolidated Financial Statements

CATERPILLAR FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENT OF PROFIT

FOR THE YEARS ENDED DECEMBER 31, (Dollars in Millions)

	2003	2002	2001
Revenues:
Wholesale finance	$ 164	$ 173	$ 278
Retail finance	788	798	820
Operating lease	661	539	408
Other	123	72	114
Total revenues	1,736	1,582	1,620

Expenses:
Interest	483	544	688
Depreciation on assets leased to others	527	415	314
General, operating, and administrative	240	202	185
Provision for credit losses	101	109	97
Repo and repair	9	9	5
Total expenses	1,360	1,279	1,289

Profit before income taxes	376	303	331

Provision for income taxes (Note 12)	120	110	119

Profit	$ 256	$ 193	$ 212

See Notes to Consolidated Financial Statements

CATERPILLAR FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

FOR THE YEARS ENDED DECEMBER 31, (Dollars in Millions)

	2003			2002		2001
Common stock at paid-in amount:
Balance at beginning of year	$ 745		$ 745		$ 745
Balance at year-end	745		745		745

Retained earnings:
Balance at beginning of year	1,147		954		842
Profit	256	$ 256	193	$ 193	212	$ 212
Dividends paid	-		-		(100)
Balance at year-end	1,403		1,147		954

Accumulated other comprehensive income/ (loss):
Foreign currency translation adjustment
Balance at beginning of year	(38)		(126)		(90)
Aggregate adjustment for year	201	201	88	88	(36)	(36)
Balance at year-end	163		(38)		(126)
Derivative instruments (net of tax) (Notes 1F and 10)
Balance at beginning of year	(40)		(36)		-
Losses deferred during year	(15)	(15)	(45)	(45)	(48)	(48)
Losses reclassed to earnings during year	37	37	41	41	12	12
Balance at year-end	(18)		(40)		(36)
Other instruments (net of tax)
Balance at beginning of year	1		2		-
Aggregate adjustment for year	4	4	(1)	(1)	2	2
Balance at year-end	5		1		2
Total accumulated other comprehensive income/(loss)	150		(77)		(160)

Comprehensive income		$ 483		$ 276		$ 142

Total stockholder's equity	$2,298		$1,815		$1,539

See Notes to Consolidated Financial Statements

CATERPILLAR FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, (Dollars in Millions)

	2003	2002	2001
Cash flows from operating activities:
Profit	$ 256	$ 193	$ 212
Adjustments for non-cash items:
Depreciation of equipment on operating leases	527	415	314
Depreciation of non-leased equipment	20	19	20
Amortization of purchased discount	(110)	(129)	(241)
Provision for credit losses	101	109	97
Deferred income taxes	53	62	35
Other	(99)	(55)	(4)
Changes in assets and liabilities:
Receivables from customers and others	(106)	-	(45)
Other receivable - Caterpillar	(1)	6	(5)
Payable to dealers and others	18	(6)	29
Payable to Caterpillar - other	(3)	-	(5)
Accrued interest payable	(19)	1	10
Income taxes payable	36	-	9
Other assets and liabilities, net	(62)	(23)	(12)
Net cash provided by operating activities	611	592	414

Cash flows from investing activities:
Acquisitions, net of cash acquired	-	(245)	-
Expenditures for equipment on operating leases and for non-leased equipment	(1,136)	(1,075)	(865)
Proceeds from disposals of equipment	640	473	324
Additions to finance receivables	(20,054)	(17,623)	(18,328)
Collections of finance receivables	16,920	14,209	14,529
Proceeds from sales of receivables	1,760	2,310	3,079
Notes receivable from Caterpillar	(52)	(82)	103
Investment in partnerships	-	1	(265)
Other, net	25	10	(8)
Net cash used for investing activities	(1,897)	(2,022)	(1,431)

Cash flows from financing activities:
Payment of dividends	-	-	(100)
Payable to Caterpillar - borrowings	(376)	571	(91)
Proceeds from long-term debt	5,274	3,889	3,383
Payments on long-term debt	(3,774)	(3,114)	(2,598)
Short-term borrowings, net	124	53	444
Net cash provided by financing activities	1,248	1,399	1,038

Effect of exchange rate changes on cash	7	12	(3)

Net change in cash and cash equivalents	(31)	(19)	18

Cash and cash equivalents at beginning of year	100	119	101

Cash and cash equivalents at end of year	$ 69	$ 100	$ 119

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

The financial statements include the accounts of Caterpillar Financial Services Corporation and its subsidiaries. Investments in companies that are owned 20% to 50% or are less than 20% owned and for which we have significant influence are accounted for by the equity method. Investments in companies that are less than 20% owned and for which we do not have significant influence are accounted for by the cost method. We consolidate all variable interest entities where we are the primary beneficiary. All material intercompany balances have been eliminated.

Certain amounts for prior periods have been reclassified to conform to the current period presentation.

B. Recognition of earned income

  Retail finance revenue on finance leases, installment sale contracts, and governmental (non-federal) tax leases is recognized over the term of the contract at a constant rate of return on the scheduled outstanding principal balance.
  Operating lease revenue is recorded on a straight-line basis in the period earned over the life of the contract.
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

Recognition of income is suspended when management determines that collection of future income on impaired loans or finance leases is not probable (generally after 120 days past due). Accrual is resumed, and previously suspended income is recognized, when the receivable becomes contractually current and/or collection doubts are removed. Cash receipts on impaired loans or finance leases are recorded against the receivable and then to any unrecognized income.

C. Depreciation

Depreciation for equipment on operating leases is recognized using the straight-line method over the lease term, typically one to seven years. The depreciable basis is the original cost of the equipment less the estimated residual value of the equipment at the end of the lease term.

D. Residual values

The residuals for leases classified as operating leases, in accordance with Statement of Financial Accounting Standards No. 13 (SFAS 13), are included in Equipment on operating leases. The residuals for leases classified as capital leases, in accordance with SFAS 13, are included in Finance leases and installment sale contracts.

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

G. Allowance for credit losses

The allowance for credit losses is evaluated on a regular basis and adjusted based upon management's best estimate of probable losses inherent in our finance receivables. Uncollectible receivable balances, including accrued interest, are written off against the allowance for credit losses when the underlying collateral is repossessed or when we determine that it is probable the receivable balance is uncollectible. Subsequent recoveries, if any, are credited to the allowance when received.

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

J. Securitized receivables

We sell retail installment sale contracts and finance leases into trusts that issue asset-backed securities to the public. Gains and losses on the securitization of finance receivables represent the difference between the carrying value and the fair value of the receivables. Differences in carrying value and fair value arise because of changes in interest rates. For example, in periods of decreasing interest rates, the fair value of fixed rate receivables increases resulting in a gain related to the assets which are securitized.

When finance receivables are securitized, we retain interest in the receivables in the form of interest-only strips, servicing rights, cash reserve accounts, and subordinated certificates. Gains or losses on the sale are dependent upon the purchase price being allocated between the carrying value of the receivables sold and the retained interests based upon their relative fair value. We estimate fair value based upon the present value of future expected cash flows using key assumptions for credit losses, prepayment speeds, forward yield curves, and discount rates. The retained interests in the retail finance receivables are included in Other assets on the Consolidated Statement of Financial Position. The retained interests in the wholesale dealer receivables are recorded in Wholesale notes receivable. Please refer to Note 4 for more information on securitized receivables.

K. Use of estimates in the preparation of financial statements

We believe the financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the consolidated statements of financial position, profit, changes in equity, and cash flows for the periods presented. The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts. The most significant estimates are the allowance for credit losses and residual values for leased assets. Other significant estimates are the assumptions used to determine the fair value of derivatives and retained interests in securitizations. Actual results may differ from these estimates.

L. New accounting standards

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143 (SFAS 143), "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets. As required by SFAS 143, we will adopt this new accounting standard on January 1, 2003. The adoption of SFAS 143 did not have any impact on our financial statements.

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

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51." FIN 46 addresses consolidation by business enterprises of variable interest entities that have certain characteristics. Transferors to qualifying special-purpose entities and "grandfathered" qualifying special-purpose entities subject to the reporting requirements of SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," are excluded from the scope of FIN 46. FIN 46 is applicable immediately to variable interest entities created or obtained after January 31, 2003 (none created or obtained in 2003). For variable interest entities, which we acquired before February 1, 2003, FIN 46 is applicable to us as of December 31, 2003. All of our variable interest entities are qualified special purpose entities, which are excluded from the requirements of FIN 46. In December 2003, the FASB issued Interpretation No. 46 - revised 2003 (FIN 46R). We adopted FIN 46 and FIN 46R during 2003. The adoption of these interpretations did not have an impact on our financial statements.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" to provide clarification on the financial accounting and reporting for derivative instruments and hedging activities and requires similar accounting treatment for contracts with comparable characteristics. The adoption of SFAS 149, effective primarily for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, had no impact on our financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 addresses financial accounting and reporting for certain financial instruments with characteristics of both liabilities and equity. This statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. As required by SFAS 150, we adopted this new accounting standard effective July 1, 2003. The adoption of SFAS 150 did not have any impact on our financial statements.

Note 2 - Receivables And Allowance For Credit Losses

The contractual maturities and future minimum lease payments of outstanding receivables, at December 31, 2003 were:

Amounts due in	Wholesale and Retail Installment Sale Contracts	Wholesale and Retail Finance Leases	Wholesale and Retail Notes	Total

2004	$1,848	$1,664	$4,507	$ 8,019
2005	1,310	1,136	918	3,364
2006	818	683	567	2,068
2007	399	345	303	1,047
2008	157	159	517	833
Thereafter	44	174	784	1,002
	4,576	4,161	7,596	16,333
Residual value	-	932	-	932
Less: Unearned income	394	512	140	1,046

Total	$4,182	$4,581	$7,456	$16,219
Add: Caterpillar notes receivable				378
Less: Allowance for credit losses				241
Total net finance receivables				$16,356

Receivables generally may be repaid or refinanced without penalty prior to contractual maturity, and we also sell receivables. Accordingly, this presentation should not be regarded as a forecast of future cash collections.

The average interest rate on finance receivables was 6.29% for 2003 compared with 7.12% for 2002. This rate is computed by dividing finance revenue by the average finance receivable balance, net of unearned income. The tax benefits of governmental (non-federal) lease purchase contracts and tax-oriented leases are not included in these computed interest rates.

Impaired loans or finance leases

A loan or finance lease is considered impaired when the investment in the contract or equipment exceeds the expected proceeds, including disposition of underlying collateral if applicable.

	2003	2002	2001
Total investment in impaired loans/finance leases at December 31,	$275	$366	$259
Less: Impaired loans/finance leases for which there is no related allowance for credit losses (due to the fair value of underlying collateral)	177	233	167
Impaired loans/finance leases for which there is a related allowance for credit losses	$ 98	$133	$ 92

Average investment in impaired loans/finance leases	$ 321	$ 292	$ 323

Non-accrual and past due loans or finance leases

We consider an account past due if any portion of an installment is due and unpaid for more than 30 days. Recognition of income is suspended when management determines that collection of future income is not probable (generally after 120 days past due). Accrual is resumed, and previously suspended income is recognized, when the receivable becomes contractually current and/or collection doubts are removed.

	2003	2002
Investment in loans/finance leases on non-accrual status at December 31,	$233	$370
Investment in loans/finance leases past due over 90 days and still accruing	$ 25	$ 72

In estimating the allowance for credit losses, we review accounts that are past due, non-performing, or in bankruptcy.

Allowance for credit losses activity for the year ended December 31,

	2003	2002	2001
Balance at beginning of year	$ 207	$ 177	$ 163
Provision for credit losses	101	109	97
Receivables written off	(104)	(103)	(82)
Recoveries on receivables previously written off	22	18	10
Adjustment related to sale of finance receivables	(4)	(4)	(3)
Foreign currency translation adjustment	19	10	(8)

Balance at end of year	$ 241	$ 207	$ 177

The increase in the allowance for credit losses is directly related to the continuing growth of our finance receivables.

Note 3 - Finance Leases

The components of finance leases at December 31, were as follows:

	2003	2002	2001
Total minimum lease payments receivable	$4,161	$3,794	$3,607
Estimated residual value of leased assets:
Guaranteed	369	306	272
Unguaranteed	563	604	682
	5,093	4,704	4,561
Less: Unearned income	512	525	569

Net finance leases	$4,581	$4,179	$3,992

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

Securitized receivables at December 31, were as follows:

	2003	2002	2001
Wholesale receivables	$ 240	$ 240	$ 500
Installment sale contracts	746	655	528
Finance Leases	67	71	88

Total securitized receivables	$1,053	$ 966	$1,116

These receivables are not available to pay our creditors.

We purchase Caterpillar North American dealer trade receivables at a discount. The discount is an estimate of the amount of revenue that would be earned at a market rate on the receivables over their expected life. We then sell a portion of the dealer receivables into private-placement, revolving securitization facilities. Discount on the portion of the receivables that are not sold is amortized on an effective yield basis over the life of the receivables and recognized as Wholesale finance revenue. For the sold portion of the receivables, a gain is recorded for the difference between their fair value and related carrying value and is included in Other revenue. Because the receivables are short-term in nature, the gain is principally the difference between the unearned discount on the sold portion less the related costs over their remaining term. We also receive an annual fee of 1% of the average outstanding principal balance to service the sold receivables. During 2003, 2002, and 2001, we recognized a pre-tax gain on the sale of dealer receivables of $6, $12, and $33, respectively. Significant assumptions used to estimate the fair value of dealer receivables sold in 2003, 2002, and 2001, included a 4.1%, 4.8%, and 7.2% discount rate, respectively, and for all periods presented, a one-month weighted average maturity, a prepayment rate of 0%, and expected credit losses of 0%. The net dealer receivables retained were $1,550, $1,145, and $772 as of December 31, 2003, 2002, and 2001, respectively.

During 2003, 2002, and 2001, we securitized retail installment sale contracts and finance leases into public asset-backed securitization facilities. These finance receivables, which are being held in securitization trusts, are secured by new and used equipment. We retained servicing responsibilities and subordinated interests related to these securitizations. Subordinated interests include $9 ($8 in 2002 and $10 in 2001) in subordinated certificates, an interest in future cash flows (excess) with an initial fair value of $14 ($11 in 2002 and $20 in 2001), and a reserve account with an initial fair value of $10 ($10 in 2002 and $5 in 2001). Our retained interests are generally subordinate to the investors' interests. A net gain of $22 was recognized on the 2003 transaction ($18 in 2002 and $21 in 2001). Significant assumptions used to estimate the fair value of the subordinated certificates were:

	2003	2002	2001
Discount rate	5.0%	4.8%	6.3%
Weighted-average prepayment rate	14.0%	14.0%	14.0%
Expected credit losses	1.0%	1.0%	0.6%

Significant assumptions used to estimate the fair value of the excess and the reserve accounts were:

	2003	2002	2001
Discount rate	14.0%	14.0%	13.6%
Weighted-average prepayment rate	14.0%	14.0%	14.0%
Expected credit losses	1.0%	1.0%	0.6%

During 2003, 2002, and 2001, we also serviced finance receivables in the form of installment sale contracts and finance lease contracts that we securitized, for which we receive an annual servicing fee of 1% of the unpaid note value.

As of December 31, 2003, 2002, and 2001, the subordinated retained interests in the public securitizations totaled $73, $47, and $51, respectively. Key assumptions used to determine the fair value of the retained interests were:

	2003	2002	2001
Cash flow discount rates on subordinated tranches	4.8-6.3%	4.8-6.3%	6.3-6.9%
Cash flow discount rates on other retained interests	13.6-14.0%	13.6-14.0%	13.6%
Weighted-average maturity	27 months	29 months	27 months
Average prepayment rate	14.0%	14.0%	14.0%
Expected credit losses	1.0%	1.0%	0.5%

The investors and the securitization trusts have no recourse to other assets for failure of debtors to pay when due.

Cash flows related to securitizations consisted of:

	2003		2002		2001
	Dealer Receivables	Finance Receivables	Dealer Receivables	Finance Receivables	Dealer Receivables	Finance Receivables
Proceeds from initial sales of receivables	$ -	$ 661	$ -	$ 614	$ -	$ 600
Proceeds from subsequent sales of receivables into revolving facility	$ 1,099	$ -	$ 1,696	$ -	$ 2,479	$ -
Servicing fees received	$ 2	$ 8	$ 3	$ 7	$ 5	$ 6

Characteristics of the dealer receivables and finance receivables securitized were:

	2003		2002		2001
	Dealer Receivables	Finance Receivables	Dealer Receivables	Finance Receivables	Dealer Receivables	Finance Receivables
Principal balance at year end	$ 240	$ 813	$ 240	$ 726	$ 500	$ 616
Average balance during 2003	$ 240	$1,073	$ 324	$ 619	$ 504	$ 836
Loans > 30 days past due at year end	$ -	$ 34	$ -	$ 32	$ -	$ 31
Net credit losses during the year	$ -	$ 6	$ -	$ 5	$ -	$ 3
Weighted-average maturity (in months) at year end	1	27	1	28	1	26

To estimate the impact on our income of changes to the key economic assumptions used to estimate the fair value of residual cash flows in retained interests, we compute a "shocked" fair value of retained interests. The difference between the current fair value and the "shocked" fair value is an estimate of our sensitivity to a change in the assumptions. We determine the "shocked" fair value by applying 10 % and 20 % adverse changes to individual assumptions used to calculate the fair value at December 31, 2003. This estimate does not adjust for other variations that may occur should one of the assumptions actually change. Accordingly, no assurance can be given that actual results would be consistent with the results of our estimate. The impact of 10% and 20% adverse changes in those assumptions had no material effect on the fair value of retained interests.

Note 5 - Equipment On Operating Leases

Components of equipment on operating leases, less accumulated depreciation, at December 31, were as follows:

	2003	2002	2001
Equipment on operating leases, at cost	$3,357	$2,735	$2,070
Less: Accumulated depreciation	1,038	774	593

Equipment on operating leases, net	$2,319	$1,961	$1,477

At December 31, 2003, scheduled minimum rental payments for operating leases were as follows:

2004	2005	2006	2007	2008	Thereafter	Total
$562	$398	$237	$116	$47	$22	$1,382

Note 6 - Concentration Of Credit Risk

Our receivables are primarily comprised of receivables under installment sale contracts, receivables arising from leasing transactions, and notes receivable. Percentages of the total value of our portfolio (total net finance receivables plus equipment on operating leases, less accumulated depreciation) represented by each financing plan at December 31, were as follows:

Retail Financing:	2003	2002	2001
Installment sale contracts	22%	20%	21%
Tax leases	20%	20%	19%
Customer loans	19%	18%	17%
Finance (non-tax) leases	14%	16%	17%
Dealer loans	6%	8%	9%
Government lease-purchase contracts	1%	1%	1%
Wholesale Financing	18%	17%	16%

Receivables from customers in construction-related industries made up approximately one-third of total finance receivables at December 31, 2003, 2002, and 2001. No single customer or dealer represents a greater than 10% concentration of credit risk. We typically maintain a security interest in retail financed equipment and require physical damage insurance coverage on all financed equipment. For information concerning business segments see Note 16.

Regarding our derivative instruments, collateral is not required of the counterparties or of our company. We do not anticipate non-performance by any of the counterparties. Our exposure to credit loss in the event of non-performance by the counterparties is limited to only those gains that we have recorded, but have not yet received cash payment. At December 31, 2003, 2002, and 2001, the exposure to credit loss was $88, $86, and $61, respectively. For information concerning derivatives see Note 10.

Note 7 - Credit Lines

At December 31, 2003, we had the following credit lines available:

Revolving credit lines. We participate in two global credit facilities with a syndicate of banks totaling $4,675 available in the aggregate to both Caterpillar and Cat Financial to support commercial paper programs. Based on management's allocation decision, which can be revised at any time, the portion of the facility available to Cat Financial at December 31, 2003 was $4,075. The five-year facility of $2,125 expires in September 2006. The 364-day facility of $2,550 expires in September 2004. The facility expiring in September 2004 has a provision that allows Caterpillar to obtain a one-year loan in September 2004 that would mature in September 2005.

In addition to the syndicated global credit facilities, we also have an A$30 (USD equivalent = $23) credit facility with one bank to support our Australian subsidiary's commercial paper program.

The revolving credit facilities require us to maintain a consolidated ratio of profit before taxes plus fixed charges to fixed charges at no less than 1.15 to 1 for each quarter; total debt to total stockholder's equity, as defined by agreement, may not exceed 8.0 to 1 at year-end (8.5 to 1 moving six-month average at other than year-end); and net worth must be at least $20. At December 31, 2003, there were no borrowings under these lines, and we were in compliance with all debt covenants.

Short-term credit lines from banks. These credit lines total $843 and will be eligible for renewal at various future dates or have no specified expiration date. They are used for local bank borrowings of subsidiaries. At December 31, 2003, we had $183 outstanding against these credit lines compared to $174 at December 31, 2002.

Variable amount lending agreements with Caterpillar. Under these agreements, we may borrow up to $1,125 from Caterpillar, and Caterpillar may borrow up to $762 from us. The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice. We had notes payable of $475 and notes receivable of $378 outstanding at December 31, 2003, compared to notes payable of $795 and notes receivable of $335 at December 31, 2002. Please refer to Note 14 for more information concerning activity under these lines.

Note 8 - Short-term Borrowings

Short-term borrowings outstanding at December 31 were comprised of the following:

	2003		2002		2001
	Balance	Avg. Rate	Balance	Avg. Rate	Balance	Avg. Rate

Commercial paper, net	$3,912	2.1%	$3,507	2.5%	$3,470	2.5%
Payable to banks, net	183	7.9%	174	6.4%	126	6.5%
Other	415	2.3%	255	2.8%	120	3.4%
Total	$4,510		$3,936		$3,716

The increase from 2002 to 2003 of 1.5% in the average rate for Payable to banks, net is primarily due to the increase in debt in foreign countries with higher interest rates.

Additional information about our short-term debt is as follows for the years ended December 31:

	2003	2002	2001
Average short-term borrowings	$3,784	$3,642	$3,642
Weighted average annual interest rate	2.7%	2.9%	4.6%
Cash paid for interest	$121	$142	$193

Note 9 - Long-term Borrowings

During 2003, we issued $5,241 of medium-term notes, of which $2,303 were at fixed interest rates and $2,938 were at floating interest rates, primarily indexed to LIBOR. At December 31, 2003, the outstanding medium-term notes had remaining maturities ranging up to 15 years. Cash paid for interest on long-term debt in 2003, 2002, and 2001 was $367, $404, and $521, respectively.

Long-term borrowings outstanding at December 31 were comprised of the following:

	2003		2002		2001
	Balance	Avg. Rate	Balance	Avg. Rate	Balance	Avg. Rate

Medium-term notes	$11,720	3.0%	$ 9,954	3.7%	$9,031	5.4%
Payable to banks, net	70	2.8%	32	4.0%	31	5.1%
Loans from a company- owned partnership	7	7.0%	38	7.0%	41	7.0%
Unamortized discount	(2)		(2)		(1)
Total	$11,795		$10,022		$9,102

Long-term debt outstanding at December 31, 2003 matures as follows:

2004	$ 2,943
2005	3,504
2006	2,895
2007	1,058
2008	851
Thereafter	544

Total	$11,795

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

Foreign Currency Exchange Rate Risk

In managing foreign currency risk, our objective is to minimize earnings volatility resulting from conversion and the remeasurement of net foreign currency balance sheet positions. Our Policy allows the use of foreign currency forward contracts to offset the risk of currency mismatch between our receivables and debt. All such foreign currency forward contracts are undesignated. Other revenue included losses of $128 and losses of $100 on the undesignated contracts for 2003 and 2002, respectively, substantially offset by balance sheet remeasurement and conversion gains and losses.

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

We have a match funding policy whereby the interest rate profile (fixed rate or floating rate) of our debt largely matches the interest rate profile of our receivables within established guidelines. In connection with that policy, we use interest rate derivative instruments to modify the debt structure to match the receivables. This match funding reduces the volatility of margins between interest-bearing assets and interest-bearing liabilities, regardless of which direction interest rates move. We also use these instruments to gain an economic and/or competitive advantage through a lower cost of borrowed funds. This is accomplished by changing the characteristics of existing debt instruments or entering into new agreements in combination with the issuance of new debt.

We use floating-to-fixed, fixed-to-floating, and floating-to-floating interest rate swaps to meet our match funding policy. To support hedge accounting, we designate fixed-to-floating interest rate swaps as fair value hedges of the fair value of our fixed rate debt at the inception of the contract. Our hedge accounting is further supported by designating most floating-to-fixed interest rate swaps as cash flow hedges of the variability of future cash flows. A portion of our floating-to-fixed interest rate swaps used to establish hedge relationships are undesignated, and thus do not receive hedge accounting treatment.

As our fixed-to-floating interest rate swaps are 100% effective, losses during the year ended December 31, 2003 on designated interest rate derivatives of $20 were offset completely by gains on hedged debt of $20 in Other revenue. Gains of $17 in 2002 were completely offset by losses of $17. During the second quarter of 2002, we liquidated four fixed-to-floating interest rate swaps. As a result, the fair value adjustment of the original debt will be amortized to earnings ratably over the remaining life of the hedged debt. Gains of $2 were amortized to Interest expense for the year ended December 31, 2003. Gains of $1 were amortized for 2002. There were no other circumstances where hedge treatment was discontinued during 2003 or 2002.

For 2003 and 2002, a gain of less than $1 was included in Other revenue for both the ineffectiveness on our floating-to-fixed interest rate swaps designated as cash flow hedges and our mark-to-market on undesignated floating-to-fixed and floating-to-floating interest rate swaps.

Based on current market conditions, $16 of deferred net losses included in Accumulated other comprehensive loss at December 31, 2003 ($26 in 2002) is expected to be reclassified to Interest expense over the next twelve months as interest expense is accrued on our floating-to-fixed interest rate swaps. No floating-to-fixed interest rate swaps were liquidated during 2003 or 2002.

Note 11 - Commitments And Contingent Liabilities

We are contingently liable under loan guarantees in which we have agreed to repurchase loans of certain Caterpillar dealers in the event of default. These guarantees have terms generally ranging from one to four years and are secured primarily by dealer assets, including Caterpillar equipment. Most of our guarantees arose due to our relationship with our dealers. No loss has been experienced nor is any anticipated under these guarantees. Liabilities associated with obligations under guarantees issued or modified after December 31, 2002 totaled $5. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees at December 31 are as follows:

	2003	2002	2001
Guarantees with Caterpillar dealers	$ 380	$ 290	$ 174
Guarantees with Caterpillar	-	-	3
Guarantees - other	37	34	7

Total guarantees	$ 417	$ 324	$ 184

We are party to agreements in the normal course of business with selected customers and dealers in which we commit to provide a set dollar amount of financing on a pre-approved basis. We also provide lines of credit to selected customers and dealers, of which a portion remains unused as of December 31, 2003. Commitments and lines of credit generally have fixed expiration dates or other termination clauses. It has been our experience that not all commitments and lines of credit will be used. Management applies the same credit policies when making commitments and granting lines of credit as it does for any other financing. We do not require collateral for these commitments/lines, but if credit is extended, collateral may be required upon funding. The amount of the unused commitments and lines of credit for dealers as of December 31, 2003 was $4,784 compared to $5,851 at December 31, 2002 and $5,532 at December 31, 2001. The amount of the unused commitments and lines of credit for customers as of December 31, 2003 was $1,336 compared to $885 at December 31, 2002.

We are party to various litigation matters and claims, and while the results cannot be predicted with certainty, management believes the final outcome of such matters and claims will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

Note 12 - Income Taxes

The components of the provision for income taxes were as follows for the years ended December 31,

Current tax provision:	2003	2002	2001
U.S. federal	$ 12	$ 22	$ 71
Non-U.S.	53	29	22
State (U.S.)	4	4	2
	69	55	95

Deferred tax provision:
U.S. federal	74	49	21
Non-U.S.	(28)	3	1
State (U.S.)	5	3	2
	51	55	24

Total provision for income taxes	$120	$110	$119

Cash paid for taxes	$ 36	$ 49	$ 74

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

Deferred tax assets:	2003	2002	2001
Allowance for credit losses	$ 63	$ 53	$ 42
Expected foreign tax credit	3	6	11
Foreign tax credit carryforwards	34	30	-
Net operating loss carryforwards	31	24	25
Deferred losses on derivative instruments	9	20	19
	140	133	97

Deferred tax liabilities - primarily depreciation	(355)	(280)	(178)
Valuation allowance for deferred tax assets	(8)	(8)	(6)
	(363)	(288)	(184)

Deferred taxes - net	$(223)	$(155)	$(87)

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

As of December 31, 2003, amounts and expiration dates of net operating loss carryforwards in various non-U.S. taxing jurisdictions were:

2004	2005	2006	2007	2008 - 2014	Unlimited	Total
$ -	$1	$2	$2	$76	$20	$101

As of December 31, 2003, the amounts and expiration dates of U.S. foreign tax credit carryforwards were:

2004	2005	2006	2007	2008	2009	Total
$ -	$ -	$ -	$1	$30	$3	$34

The provision for income taxes was different than would result from applying the U.S. statutory rate to Profit before income taxes for the years ended December 31, for the reasons set forth in the following reconciliation:

	2003	2002	2001
Taxes computed at U.S. statutory rates	$131	$106	$116
(Decreases) increases in taxes resulting from:
Finance revenue not subject to federal taxation	(4)	(4)	(4)
State income taxes, net of federal taxes	5	5	3
Subsidiaries' results subject to tax rates other than U.S. statutory rates	(13)	4	5
Other, net	1	(1)	(1)

Provision for income taxes	$120	$110	$119

The components of Profit before income taxes for the years ended December 31, were as follows:

	2003	2002	2001
U.S.	$246	$221	$271
Non-U.S.	130	82	60

Total	$376	$303	$331

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

The estimated fair values of financial instruments at December 31 are as follows:

	2003		2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Finance receivables, net (excluding tax leases (1))	$ 14,810	$ 14,844	$ 12,862	$ 12,946	$ 11,458	$ 11,484

Long-term debt	$(11,795)	$(11,981)	$(10,022)	$(10,293)	$ (9,102)	$ (9,293)

Interest rate swaps:
In a net receivable position	$ 87	$ 87	$ 84	$ 84	$ 58	$ 58
In a net payable position	$ (59)	$ (59)	$ (85)	$ (85)	$ (71)	$ (71)

Forward exchange contracts:
In a net gain position	$ 1	$ 1	$ 2	$ 2	$ 3	$ 3
In a net loss position	$ (40)	$ (40)	$ (28)	$ (28)	$ (7)	$ (7)

(1) Excluded items have a net carrying value of $1,546 at December 31, 2003, $1,369 at December 31, 2002, and $1,185 at     December 31, 2001.

Note 14 - Transactions With Related Parties

We have a Support Agreement with Caterpillar which provides that Caterpillar 1) will remain, directly or indirectly, our sole owner, 2) cause us to maintain a net worth of at least $20, and 3) ensure that we maintain a ratio of earnings and interest expense to interest expense (as defined by the Support Agreement) of not less than 1.15 to 1. In 2003, Caterpillar did not make any capital contributions. Although this agreement can be modified or terminated by either party, any modification or termination which would adversely affect holders of our debt is required to be approved by holders of 66-2/3% of the aggregate outstanding debt. Caterpillar's obligation under this agreement is not directly enforceable by any of our creditors and does not constitute a guarantee of any of our obligations. There were no cash dividends declared or paid to Caterpillar in 2003 or 2002. A cash dividend of $100 was declared and paid in 2001.

The rates/prices for our transactions with Caterpillar are set based on arms length transactions.

We have variable amount lending agreements with Caterpillar. Under these agreements, we may borrow up to $1,125 from Caterpillar, and Caterpillar may borrow up to $762 from us. The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice. Information concerning these agreements is as follows:

	2003	2002	2001
Notes payable at December 31,	$475	$795	$204
Notes receivable at December 31,	$378	$335	$322
Interest paid	$ 12	$ 10	$ 12
Interest earned	$ 7	$ 7	$ 17

See Note 11 regarding guarantees with Caterpillar.

We enter into forward exchange contracts with Caterpillar to hedge our U.S. dollar denominated positions in Australia against currency fluctuations. These contracts have terms generally ranging up to three months. These contracts totaled $8 at December 31, 2003, $2 at December 31, 2002, and $1 at December 31, 2001.

We have agreements with Caterpillar to purchase, at a discount, certain receivables generated by sales of products to Caterpillar dealers. Under these programs, we use a portion of collections each week to purchase additional receivables. Information pertaining to these purchases is as below:

	2003	2002	2001
Purchases made	$12,957	$11,564	$10,987
Discounts earned	$ 109	$ 104	$ 183
Servicing fees paid	$ 1	$ 1	$ -
Balance at December 31,	$ 2,371	$ 1,871	$ 1,325
Effective interest rate for additional weekly receivable purchases at December 31,	3.99%	4.44%	5.35%

We participate in certain marketing programs sponsored by Caterpillar by providing financing to customers at rates below standard rates. Under these programs, Caterpillar subsidizes an amount at the outset of the transaction, which we then recognize as revenue over the term of the financing. During 2003, we billed $173 to Caterpillar relative to such programs, compared with $170 in 2002 and $211 in 2001.

Caterpillar provides us with certain operational and administrative support, which is integral to the conduct of our business. Our employees are covered by various benefit plans, including pension/post-retirement plans, administered by Caterpillar. We reimburse Caterpillar for these charges, which amounted to $14 in 2003, $12 in 2002, and $11 in 2001. Other corporate services for which we reimburse Caterpillar amounted to $13 in 2003, $12 in 2002, and $10 in 2001.

We provide administrative support and office space to certain Caterpillar subsidiaries. Caterpillar reimburses us for these charges which amounted to $5 in 2003, $6 in 2002, and $7 in 2001.

We have a tax sharing agreement with Caterpillar under which we combine our tax position with Caterpillar's when appropriate. When we combine our tax positions under this agreement, we pay to or receive from Caterpillar our allocated share of income taxes or credits. In 2003, we received a one time only interest payment of $9 from Caterpillar Inc. related to the intercompany effects of an audit settlement with the Internal Revenue Service for several prior tax years.

Note 15 - Leases

We lease certain offices and other property through operating leases. Rental expense is charged to operations as incurred. Total rental expense for operating leases was $17 for 2003, 2002, and 2001. At December 31, 2003, minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year are:

2004	$ 13
2005	12
2006	11
2007	10
2008	10
Thereafter	51
Total	$107

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

2003	North America	Europe	Austral- Asia	Diversified Services	Total
External revenue External revenue	$ 1,035	317	95	289	$ 1,736
Inter-segment revenue	$ 18	-	-	-	$ 18
Profit	$ 120	54	10	72	$ 256
Interest expense	$ 302	79	25	95	$ 501
Depreciation expense	$ 352	110	36	49	$ 547
Provision for income taxes	$ 80	8	4	28	$ 120
Assets	$ 11,763	4,085	1,147	4,896	$21,891
Expenditures for assets	$ 657	197	147	135	$ 1,136

2002	North America	Europe	Austral- Asia	Diversified Services	Total
External revenue External revenue	$ 1,019	262	63	238	$ 1,582
Inter-segment revenue	$ 22	1	-	-	$ 23
Profit	$ 132	26	3	32	$ 193
Interest expense	$ 384	84	19	80	$ 567
Depreciation expense	$ 291	89	22	32	$ 434
Provision for income taxes	$ 75	16	2	17	$ 110
Assets	$ 11,029	3,208	756	4,084	$19,077
Expenditures for assets	$ 580	171	98	226	$ 1,075

2001	North America	Europe	Austral- Asia	Diversified Services	Total
External revenue External revenue	$ 1,100	241	44	235	$ 1,620
Inter-segment revenue	$ 46	3	-	-	$ 49
Profit	$ 162	22	4	24	$ 212
Interest expense	$ 508	93	18	118	$ 737
Depreciation expense	$ 241	72	8	13	$ 334
Provision for income taxes	$ 95	9	1	14	$ 119
Assets	$ 10,446	2,761	528	3,033	$16,768
Expenditures for assets	$ 567	188	58	52	$ 865

Reconciliation:

Interest expense	2003	2002	2001
Interest expense from segments	$ 501	$ 567	$ 737
Inter-segment interest expense	(18)	(23)	(49)
Total	$ 483	$ 544	$ 688

Assets	2003	2002	2001
Assets from segments	$21,891	$19,077	$16,768
Investment in subsidiaries	(893)	(702)	(691)
Inter-segment balances	(1,239)	(1,270)	(1,083)
Total	$19,759	$17,105	$14,994

Inside and outside the United States:

Revenue	2003	2002	2001
Inside U.S.	$1,128	$1,110	$1,202
Outside U.S.	607	472	418
Total	$1,735	$1,582	$1,620

Equipment on Operating Leases and Non-Leased Equipment, Net	2003	2002	2001
Inside U.S.	$1,430	$1,355	$1,051
Outside U.S.	985	697	499
Total	$2,415	$2,052	$1,550

Note 17 - Selected Quarterly Financial Data (Unaudited)

2003	First quarter	Second quarter	Third quarter	Fourth quarter
Total revenues	$403	$445	$445	$443
Profit before taxes	$ 78	$108	$103	$ 87
Profit	$ 51	$ 71	$ 67	$ 67

2002
Total revenues	$380	$382	$416	$404
Profit before taxes	$ 84	$ 63	$ 88	$ 68
Profit	$ 53	$ 40	$ 56	$ 44

2001
Total revenues	$396	$402	$425	$397
Profit before taxes	$ 79	$ 72	$109	$ 71
Profit	$ 51	$ 46	$ 68	$ 47