Form 10-Q
period 2004-03-31
CATERPILLAR FINANCIAL SERVICES CORP
filed 2004-04-30
CIK 764764

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes No X

At March 31, 2004, one share of common stock of the Registrant was outstanding, which is owned by Caterpillar Inc.

Caterpillar Financial Services Corporation

Form 10-Q for the Quarter Ended March 31, 2004

Part I. FINANCIAL INFORMATION *

Item 1. Consolidated Financial Statements (Unaudited) *

Consolidated Statement of Financial Position *

Consolidated Statement of Profit *

Consolidated Statement of Changes in Stockholder's Equity *

Consolidated Statement of Cash Flows *

Notes to Consolidated Financial Statements *

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations *

Overview: First Quarter 2004 vs. First Quarter 2003 *

Critical Accounting Policies *

Three Months Ended March 31, 2004 Vs. Three Months Ended March 31, 2003 *

Capital Resources And Liquidity *

Item 4. Controls and Procedures *

PART II. OTHER INFORMATION *

Item 6. Exhibits and Reports on Form 8-K *

Signatures *

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

In addition to our accompanying unaudited consolidated financial statements, we suggest that you read our Annual Report on Form 10-K. Although not incorporated by reference in this document, additional information about us is available in our 2003 Annual Report and at http://www.catfinancial.com. The documents mentioned above are available by writing to: Legal Dept., Caterpillar Financial Services Corp.; 2120 West End Ave.; Nashville, TN 37203-0001.

Caterpillar Financial Services Corporation

Consolidated Statement of Financial Position

(Unaudited)

(Dollars in Millions, except share data)
	March 31,	December 31,	March 31,
	2004	2003	2003
Assets:
Cash and cash equivalents	$ 89	$ 69	$ 100
Finance receivables
Retail notes receivable	4,368	4,372	4,059
Wholesale notes receivable	3,569	3,224	2,629
Notes receivable from Caterpillar	381	378	332
Finance leases and installment sale contracts - Retail	9,763	9,510	8,432
Finance leases and installment sale contracts - Wholesale	154	159	122
	18,235	17,643	15,574
Less: Unearned income	1,050	1,046	998
Allowance for credit losses	248	241	212
Total net finance receivables	16,937	16,356	14,364

Equipment on operating leases,
less accumulated depreciation	2,274	2,319	2,042
Deferred income taxes	20	19	11
Other assets	1,010	996	910
Total assets	$20,330	$19,759	$17,427

Liabilities and stockholder's equity:
Payable to dealers and others	$ 110	$ 140	$ 99
Payable to Caterpillar - other	28	16	15
Accrued interest payable	144	135	183
Income taxes payable	82	54	32
Other liabilities	74	95	52
Payable to Caterpillar - borrowings	268	475	273
Short-term borrowings	4,599	4,510	3,389
Current maturities of long-term debt	3,392	2,943	3,815
Long-term debt	9,053	8,852	7,497
Deferred income taxes	235	241	169
Total liabilities	17,985	17,461	15,524

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid in amount)	745	745	745
Retained earnings	1,475	1,403	1,198
Accumulated other comprehensive income/(loss)	125	150	(40)
Total stockholder's equity	2,345	2,298	1,903

Total liabilities and stockholder's equity	$20,330	$19,759	$17,427

See Notes to Consolidated Financial Statements (unaudited).

Caterpillar Financial Services Corporation

Consolidated Statement of Profit

(Unaudited)

(Dollars in Millions)

Three Months Ended
	March 31,	March 31,
	2004	2003
Revenues:
Wholesale finance	$ 42	$ 37
Retail finance	207	197
Operating lease	178	155
Other	30	14
Total revenues	457	403

Expenses:
Interest	121	125
Depreciation on assets leased to others	142	121
General, operating, and administrative	65	54
Provision for credit losses	20	23
Repo and repair	2	2
Total expenses	350	325

Profit before income taxes	107	78

Provision for income taxes	35	27
Profit	$ 72	$ 51

See Notes to Consolidated Financial Statements (unaudited).

Caterpillar Financial Services Corporation

Consolidated Statement of Changes in Stockholder's Equity

(Unaudited)

(Dollars in Millions)

Three months Ended
	March 31,		March 31,
	2004		2003

Common stock at paid-in amount:
Balance at beginning of year	$ 745		$ 745
Balance at end of period	745		745

Retained earnings:
Balance at beginning of year	1,403		1,147
Profit	72	$ 72	51	$ 51
Balance at end of period	1,475		1,198

Accumulated other comprehensive income/(loss):
Foreign currency translation adjustment (net of tax)
Balance at beginning of year	163		(38)
Aggregate adjustment for the period	(19)	(19)	35	35
Balance at end of period	144		(3)
Interest rate derivative instruments (net of tax)
Balance at beginning of year	(18)		(40)
Losses deferred during the period	(15)	(15)	(7)	(7)
Losses reclassed to earnings during the period	8	8	9	9
Balance at end of period	(25)		(38)
Other instruments (net of tax)
Balance at beginning of year	5		1
Aggregate adjustment for the period	1	1	-	-
Balance at end of period	6		1
Total accumulated other comprehensive income/(loss)	125		(40)

Comprehensive income		$ 47		$ 88

Total equity	$2,345		$1,903

See Notes to Consolidated Financial Statements (unaudited).

Caterpillar Financial Services Corporation

Consolidated Statement of Cash Flows

(Unaudited)
(Dollars in Millions)
Three months Ended

	March 31,	March 31,
	2004	2003
Cash flows from operating activities:
Profit	$ 72	$ 51
Adjustments for non-cash items:
Depreciation of equipment on operating leases	142	121
Depreciation of non-leased equipment	5	5
Amortization of purchased discount	(29)	(24)
Provision for credit losses	20	23
Deferred income taxes	(3)	-
Other	(26)	6
Change in assets and liabilities:
Receivables from customers and others	(5)	(72)
Other receivable - Caterpillar	(1)	(1)
Payable to dealers and others	(29)	(17)
Payable to Caterpillar - other	22	5
Accrued interest payable	17	12
Income taxes payable	30	16
Other assets and liabilities, net	(8)	(31)
Net cash provided by operating activities	207	94

Cash flows from investing activities:
Expenditures for equipment on operating leases and for non-leased equipment	(245)	(266)
Proceeds from disposals of equipment	199	164
Additions to finance receivables	(5,721)	(4,010)
Collections of finance receivables	4,730	3,687
Proceeds from sales of receivables	264	269
Notes receivable from Caterpillar	(3)	9
Other, net	7	122
Net cash used for investing activities	(769)	(25)

Cash flows from financing activities:
Payable to Caterpillar - borrowings	(209)	(522)
Proceeds from long-term debt	1,552	1,974
Payments on long-term debt	(886)	(735)
Short-term borrowings, net	129	(781)
Net cash provided/(used) by financing activities	586	(64)

Effect of exchange rate changes on cash	(4)	(5)

Net change in cash and cash equivalents	20	-

Cash and cash equivalents at beginning of year	69	100

Cash and cash equivalents at end of period	$ 89	$ 100

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

  Supplemental segment data

Our segment data is based on disclosure requirements of Statement of Financial Accounting Standards No. 131, which requires that financial information be reported on the basis that is used internally for measuring segment performance. Internally, we report information for operating segments based on management responsibility. The five segments offer primarily the same types of services.

On January 1, 2004, Cat Power Finance was reclassified from Diversified Services into a separate segment. Prior year data has been reclassified to conform to the new structure. We segregate information as follows:

  North America: We have offices in the United States and Canada that serve local dealers and customers.
  Europe: We have offices in Europe to serve European dealers and customers. This segment also includes our office in Russia, which serves dealers and customers in the Commonwealth of Independent States.
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
  Cat Power Finance: This division primarily finances Cat electrical power generation, gas compression and co-generation systems, as well as non-Cat equipment powered by Cat engines for all countries.

Debt and other expenses for the Global accounts, Marine services and Cat Power Finance divisions are allocated to their respective segments from the North America and/or Austral-Asia segments based on their respective portfolios. The related interest expense is calculated based on the amount of allocated debt at current market rates. Inter-segment revenues are also based on current market rates.

Supplemental segment data for the three months ended March 31,
2004	North America	Europe	Austral- Asia	Diversified Services	Cat Power Finance	Total
External revenue	$ 264	86	29	63	15	$ 457
Inter-segment revenue	$ 4	-	-	-	-	$ 4
Profit	$ 33	14	4	17	4	$ 72
Assets at March 31, 2004	$11,807	3,957	1,231	4,480	1,137	$22,612

2003	North America	Europe	Austral- Asia	Diversified Services	Cat Power Finance	Total
External revenue	$ 240	74	20	57	12	$ 403
Inter-segment revenue	$ 6	-	-	-	-	$ 6
Profit	$ 28	8	2	9	4	$ 51
Assets at March 31, 2003	$10,715	3,249	832	3,997	677	$19,470

Reconciliation of assets:	March 31, 2004	March 31, 2003
Assets from segments	$22,612	$19,470
Investment in subsidiaries	(898)	(856)
Inter-segment balances	(1,384)	(1,187)
Total assets	$ 20,330	$ 17,427
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

  Foreign Currency Exchange Rate Risk

  In managing foreign currency risk, our objective is to minimize earnings volatility resulting from conversion and the remeasurement of net foreign currency balance sheet positions. Our Policy allows the use of foreign currency forward contracts to offset the risk of currency mismatch between our receivables and debt. All such foreign currency forward contracts are not designated as a hedge. Other revenue included gains of $16 and losses of $30 on the undesignated contracts for the three months ended March 31, 2004 and 2003, respectively, substantially offset by balance sheet remeasurement and conversion losses and gains.

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

  We have a match funding policy, whereby the interest rate profile (fixed rate or floating rate) of our debt portfolio largely matches the interest rate profile of our receivables within established guidelines. In connection with that policy, we use interest rate derivative instruments to modify the debt structure to match the receivables. This match funding reduces the volatility of margins between interest-bearing assets and interest-bearing liabilities, regardless of which direction interest rates move. We also use these instruments to gain an economic and/or competitive advantage through a lower cost of borrowed funds. This is accomplished by changing the characteristics of existing debt instruments or entering into new agreements in combination with the issuance of new debt.

  We use floating-to-fixed, fixed-to-floating, and floating-to-floating interest rate swaps to meet our match funding policy. To support hedge accounting, we designate fixed-to-floating interest rate swaps as fair value hedges of the fair value of our fixed rate debt at the inception of the contract. Our hedge accounting is further supported by designating most floating-to-fixed interest rate swaps as cash flow hedges of the variability of future cash flows. A small portion of our floating-to-fixed interest rate swaps used to establish economic hedge relationships are not designated as a hedge, and thus do not receive hedge accounting treatment.

  As our fixed-to-floating interest rate swaps are 100% effective, losses during the quarter ended March 31, 2004 on designated interest rate derivatives of $34 were offset completely by gains on hedged debt of $34 in Other revenue. Gains of less than $1 during the first quarter of 2003 were completely offset by losses of less than $1. During 2002, we liquidated four fixed-to-floating interest rate swaps. As a result, the fair value adjustment of the original debt is amortized to earnings ratably over the remaining life of the hedged debt. Gains of less than $1 were amortized to Interest expense for the three months ended March 31, 2004 and 2003. There were no other circumstances where hedge treatment was discontinued during the three months ended March 31, 2004 or 2003.

  For the first quarter of 2004 and 2003, a gain of less than $1 was included in Other revenue for both the ineffectiveness of our floating-to-fixed interest rate swaps designated as cash flow hedges and our mark-to-market of floating-to-fixed and floating-to-floating interest rate swaps that are not designated as a hedge.

  Based on current market conditions, $18 of deferred net losses included in Accumulated other comprehensive loss at March 31, 2004 ($25 at March 31, 2003) is expected to be reclassified to Interest expense over the next twelve months as interest expense is accrued on our floating-to-fixed interest rate swaps. No floating-to-fixed interest rate swaps were liquidated during the quarter ended March 31, 2004 or 2003.

  Guarantees

We are contingently liable under loan guarantees in which we have agreed to repurchase loans of certain Caterpillar dealers in the event of default. These guarantees have terms generally ranging from one to four years and are secured primarily by dealer assets, including Caterpillar equipment. Most of our guarantees arose due to our relationship with our dealers. No loss has been experienced nor is any anticipated under these guarantees. Required liabilities associated with obligations under guarantees totaled $5. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees are as follows:

	March 31, 2004	December 31, 2003
Guarantees with Caterpillar dealers	$ 355	$ 380
Guarantees - other	14	37
Total guarantees	$ 369	$ 417

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in millions)

Overview: First Quarter 2004 vs. First Quarter 2003

We had a very good quarter with record revenues and profit, continued growth in new business volume, and relatively low delinquencies. Our improvements in processes and investments in technology are enabling us to satisfy customer needs and provide quality services during the current level of high financing volume. This is a credit to the dedication of our employees and their use of 6 Sigma and the Baldrige criteria.

  Revenues were a record $457, an increase of $54 or 13% compared with the same period last year.
  Profit after tax was a record $72, up $21 or 41% from a year ago.
  New retail financing was a record first quarter $1,969, an increase of $195 or 11% from the first quarter last year.
  Past dues over 30 days were 2.8% of total receivables compared with 3.1% at March 31, 2003.
  Write-offs of bad debts exceeded recoveries by $11 during the first quarter of 2004 compared to $22 during the same period last year.

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

Three Months Ended March 31, 2004 Vs. Three Months Ended March 31, 2003

Revenues

Wholesale and retail finance revenue for the first quarter of 2004 was $249, an increase of $15 from the same period last year. The increase was principally due to a 16% increase in the average receivable balance outstanding, partially offset by a 55 basis point decrease in the average interest rate. The annualized average interest rate on finance receivables was 5.91% for the first quarter of 2004 compared with 6.46% for the first quarter of 2003, including the annualized average interest rate on Notes receivable from Caterpillar. The tax benefits of governmental (non-federal) lease purchase contracts and tax-oriented leases are not included in these computed interest rates.

Operating lease revenue for the first quarter of 2004 was $178, or $23 higher than the same period last year due to the increase in equipment on operating leases that resulted from higher customer demand.

Other revenue for the first quarter of 2004 was $30, an increase of $16 from the same period last year. The increase was primarily due to an $8 favorable change in Gain (loss) on sale of equipment returned from lease. This change was mostly due to an improving market for used equipment and enhanced distribution channels. Other revenue items for the three months ended March 31, included:

	2004	2003
Fees	6	7
Late charge income	6	4
Gain (loss) on sale of equipment returned from lease	5	(3)
Dividend income	4	4
Service fee income on securitized receivables	2	2
Income related to retained interests in securitized receivables	2	(1)
Gain on sale of receivables	2	1
Forward points on FX contracts	(1)	(2)
Miscellaneous other revenue, net	4	2
Total other revenue	$30	$14

Expenses

Interest expense for the first quarter of 2004 was $121, a decrease of $4 from the same period last year. This decrease was primarily due to the reduction in the average cost of funds of 54 basis points, to 2.88% for the first quarter of 2004 from 3.42% for the first quarter of 2003, mostly offset by the impact of a 14% increase in average debt levels that was due to an increase in new finance receivables and operating leases.

Depreciation expense on equipment leased to others was $142, up $21 over the first quarter of 2003 due to the increase in operating leases discussed in the Revenues section above.

General, operating, and administrative expenses increased to $65 during the first quarter of 2004 compared to $54 the same period last year. This increase primarily resulted from increased employment and investments in technology to support the growth in total assets and to develop infrastructure to support future growth initiatives. There were 1,284 employees at March 31, 2004, an increase of 69 from March 31, 2003. General, operating, and administrative expenses (and capital expenditures) are expected to be higher throughout 2004 versus 2003, as a result of increased employment and planned investments in technology relating to the first phase of the purchase and implementation of a globally integrated operating system. These expenses for the remaining quarters of 2004 are expected to be comparable to first quarter expenses.

The provision for credit losses decreased from $23 for the first quarter of 2003 to $20 for the first quarter of 2004. The allowance for credit losses was 1.48% of finance receivables, net of unearned income, at March 31, 2004, compared to 1.49% at March 31, 2003. The Notes receivable from Caterpillar are not included in this calculation.

The effective tax rate decreased from the first quarter 2003 rate of 34.6% to 32.7% for first quarter 2004. The decrease from 2003 is attributable to our foreign subsidiaries that are subject to tax rates other than the statutory U.S. rate.

Profit

Profit for the first quarter of 2004 was $72, up $21 from the first quarter of 2003.

On a pre-tax basis, profit was up $29, principally due to $20 from growth in earning assets and $16 from increases in Other revenue, as discussed in the Revenues section above, partially offset by higher general, operating, and administrative expenses of $11.

Assets

Total assets were $20,330 at March 31, 2004, an increase of $2,903 over March 31, 2003, primarily due to an increase in finance receivables (wholesale and retail).

Securitized receivables at March 31, were as follows:

	2004	2003
Wholesale receivables	$ 240	$ 240
Installment sale contracts	623	560
Finance Leases	56	60
Total securitized receivables	$ 919	$ 860

These receivables are not available to pay our creditors.

During the first quarter of 2004, we financed record new retail business of $1,969, compared to $1,774 during the first quarter of 2003. The increase of $195 was primarily related to increased financing in our North America segment.

Allowance For Credit Losses

The following table shows activity related to the Allowance for credit losses for the three months ended March 31:

2004		2003
Balance at beginning of quarter	$241	$207
Provision for credit losses	20	23
Receivables written off	(15)	(27)
Recoveries on receivables previously written off	4	5
Foreign currency translation adjustment	(2)	4
Balance at end of the period	$ 248	$ 212

Bad debt write-offs, net of recoveries, were $11 during the first quarter of 2004 compared with $22 for the first quarter of 2003. We will continue to monitor the allowance for credit losses to provide for an amount we believe is adequate, after considering the value of any collateral, to cover uncollectible receivables.

Past Due Receivables

Finance receivables plus rents receivable for operating leases (included in Other assets) that were past due over 30 days were 2.8% of the total such receivables at March 31, 2004 compared to 3.1% at March 31, 2003. There was a decrease due to the growth in finance receivables and rents receivable of $2,653, primarily in the Europe and North America segments. This was partially offset by an $82 increase in past due receivables in the Marine Services division of our Diversified Services segment.

Capital Resources And Liquidity

Operations for the first three months of 2004 were funded with a combination of borrowings, proceeds from sales of receivables, and retained earnings. We do not generate material funding through structured finance transactions.

Through the first quarter of 2004, we generated $264 of capital resources from the securitization of trade receivables.

Total outstanding borrowings Total borrowings outstanding at March 31, 2004 were $17,312, an increase of $532 over December 31, 2003 due to financing a higher amount of assets. Outstanding borrowings at March 31, 2004 consisted of:
  $12,364 of medium-term notes
  $ 3,793 of commercial paper
  $ 268 of notes payable to Caterpillar
  $ 567 of money market account
  $ 239 of short-term bank borrowings
  $ 73 of long-term bank borrowings
  $  8 of loans from a company-owned partnership

Revolving credit lines We participate in two global credit facilities with a syndicate of banks totaling $4,675 available in the aggregate to both Caterpillar and Cat Financial to support commercial paper programs. Based on management's allocation decision, which can be revised at any time, the portion of the facility available to Cat Financial at March 31, 2004 was $4,075. The five-year facility of $2,125 expires in September 2006. The 364-day facility of $2,550 expires in September 2004. The facility expiring in September 2004 has a provision that allows Caterpillar or Cat Financial to obtain a one-year loan in September 2004 that would mature in September 2005.

In addition to the syndicated global credit facilities, we also have an A$50 (USD equivalent = $38) credit facility with one bank to support our Australian subsidiary's commercial paper program.

At March 31, 2004, there were no borrowings under these lines, and we were in compliance with all debt covenants.

Short-term credit lines from banks These credit lines total $818 and will be eligible for renewal at various future dates or have no specified expiration date. They are used for local bank borrowings of subsidiaries. At March 31, 2004, we had $239 outstanding against these credit lines compared to $183 at December 31, 2003.

Variable amount lending agreements with Caterpillar Under these agreements, we may borrow up to $1,126 from Caterpillar, and Caterpillar may borrow up to $762 from us. The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice. We had notes payable of $268 and notes receivable of $381 outstanding at March 31, 2004, compared to notes payable of $475 and notes receivable of $378 at December 31, 2003.

Off-balance sheet arrangements We did not have guarantee contingent liabilities with at least a reasonably likely chance of occurrence at March 31, 2004. Please refer to Note D of Notes to Consolidated Financial Statements for additional information on our guarantee contingent liabilities. Also, we lease all our facilities rather than acquire them, where the acquisition would require us to recognize a liability for the financing.

Cash flows Net cash provided by operating activities was $207, an increase of $113 from the first three months of 2003, primarily due to the decrease in cash used for various receivables from customers and others of $67. Net cash used for investing activities increased from $25 in first quarter 2003 to $769 in first quarter 2004 primarily due to greater additions, net of collections, related to finance receivables of $668. Net cash provided by financing activities was $586, an increase of $650 from first quarter 2003, primarily due to an increase in short-term borrowings, net, of $910, partially offset by a decrease in proceeds from long-term debt of $422.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including the Principal Executive Officer (PEO) and Principal Financial Officer (PFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the Company's management, including the PEO and PFO, concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the last fiscal quarter, there have been no significant changes in the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Although the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, management's evaluation provided reasonable assurance that these controls will be effective.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
Exhibit No.	Description

31

Certifications of James S. Beard, President, Director, and Principal Executive Officer of Caterpillar Financial Services Corporation, and Edward J. Scott, Executive Vice President and Principal Financial Officer of Caterpillar Financial Services Corporation, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32

Certification of James S. Beard, President, Director, and Principal Executive Officer of Caterpillar Financial Services Corporation, and Edward J. Scott, Executive Vice President and Principal Financial Officer of Caterpillar Financial Services Corporation, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  Reports on Form 8-K

During the quarter ended March 31, 2004, reports on Form 8-K were furnished pursuant to Item 12 on January 27, 2004 and filed pursuant to Item 5 on January 30, 2004. Following the quarter, a report on Form 8-K was furnished on April 22, 2004 pursuant to Item 12. No financial statements were filed as part of those reports.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Caterpillar Financial Services Corporation

(Registrant)

Date: April 30, 2004	By: /s/ Steven R. Elsesser
Steven R. Elsesser, Controller and Principal Accounting Officer

Date: April 30, 2004	By: /s/ James S. Beard
James S. Beard, President, Director, and Principal Executive Officer