Form 10-Q
period 2004-06-30
CATERPILLAR FINANCIAL SERVICES CORP
filed 2004-08-09
CIK 764764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

At June 30, 2004, one share of common stock of the Registrant was outstanding, which is owned by Caterpillar Inc.

Caterpillar Financial Services Corporation

Form 10-Q for the Quarter Ended June 30, 2004

PART I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)
Consolidated Statement of Financial Position
Consolidated Statement of Profit
Consolidated Statement of Changes in Stockholder’s Equity
Consolidated Statement of Cash Flows
Notes to Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview: Second Quarter 2004 vs. Second Quarter 2003
Critical Accounting Policies
Three Months Ended June 30, 2004 Vs. Three Months Ended June 30, 2003
Six Months Ended June 30, 2004 Vs. Six Months Ended June 30, 2003
Capital Resources and Liquidity
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
Signatures

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

Caterpillar Financial Services Corporation

Consolidated Statement of Financial Position
(Unaudited)
(Dollars in Millions, except share data)

	June 30,	December 31,	June 30,
	2004	2003	2003

Assets:
Cash and cash equivalents	$87	$69	$120
Finance receivables
Retail notes receivable	4,315	4,372	4,169
Wholesale notes receivable	4,037	3,224	2,928
Notes receivable from Caterpillar	412	378	332
Finance leases and installment sale contracts - Retail	9,920	9,510	8,337
Finance leases and installment sale contracts - Wholesale	189	159	124

	18,873	17,643	15,890
Less: Unearned income	1,075	1,046	957
Allowance for credit losses	255	241	221

Total net finance receivables	17,543	16,356	14,712

Equipment on operating leases,
less accumulated depreciation	2,277	2,319	2,155
Deferred income taxes	18	19	14
Other assets	988	996	988

Total assets	$20,913	$19,759	$17,989

Liabilities and stockholder's equity:
Payable to dealers and others	$182	$177	$208
Payable to Caterpillar - other	24	16	16
Accrued expenses	155	175	151
Income taxes payable	92	54	43
Payable to Caterpillar - borrowings	265	475	767
Short-term borrowings	4,314	4,510	3,629
Current maturities of long-term debt	3,728	2,943	3,678
Long-term debt	9,459	8,852	7,261
Deferred income taxes and other liabilities	283	259	201

Total liabilities	18,502	17,461	15,954

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid in amount)	745	745	745
Retained earnings	1,538	1,403	1,269
Accumulated other comprehensive income	128	150	21

Total stockholder's equity	2,411	2,298	2,035

Total liabilities and stockholder's equity	$20,913	$19,759	$17,989

See Notes to Consolidated Financial Statements (unaudited).

Caterpillar Financial Services Corporation

Consolidated Statement of Profit
(Unaudited)
(Dollars in Millions)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003

Revenues:
Wholesale finance	$49	$41	$91	$78
Retail finance	203	199	410	396
Operating lease	176	160	354	315
Other	39	45	69	59

Total revenues	467	445	924	848

Expenses:
Interest	121	123	242	248
Depreciation on assets leased to others	140	127	282	248
General, operating, and administrative	74	58	139	112
Provision for credit losses	32	27	52	50
Repo and repair	3	2	5	4

Total expenses	370	337	720	662

Profit before income taxes	97	108	204	186

Provision for income taxes	34	37	69	64

Profit	$63	$71	$135	$122

See Notes to Consolidated Financial Statements (unaudited).

Caterpillar Financial Services Corporation

Consolidated Statement of Changes in Stockholder's Equity
(Unaudited)
(Dollars in Millions)

	Six months Ended

	June 30,		June 30,
	2004		2003

Common stock at paid-in amount:
Balance at beginning of year	$745		$745

Balance at end of period	745		745

Retained earnings:
Balance at beginning of year	1,403		1,147
Profit	135	$135	122	$122

Balance at end of period	1,538		1,269

Accumulated other comprehensive income/(loss):
Foreign currency translation adjustment (net of tax)
Balance at beginning of year	163		(38)
Aggregate adjustment for the period	(37)	(37)	96	96

Balance at end of period	126		58

Interest rate derivative instruments (net of tax)
Balance at beginning of year	(18)		(40)
Losses deferred during the period	(16)	(16)	(19)	(19)
Losses reclassed to earnings during the period	32	32	20	20

Balance at end of period	(2)		(39)

Other instruments (net of tax)
Balance at beginning of year	5		1
Aggregate adjustment for the period	(1)	(1)	1	1

Balance at end of period	4		2

Total accumulated other comprehensive income	128		21

Comprehensive income		$113		$220

Total stockholder’s equity	$2,411		$2,035

See Notes to Consolidated Financial Statements (unaudited).

Caterpillar Financial Services Corporation

Consolidated Statement of Cash Flows
(Unaudited)
(Dollars in Millions)

	Six Months Ended

	June 30,	June 30,
	2004	2003

Cash flows from operating activities:
Profit	$135	$122
Adjustments for non-cash items:
Depreciation of equipment on operating leases and non-leased equipment	293	258
Amortization of purchased discount	(62)	(51)
Provision for credit losses	52	50
Gain on sale of receivables	(13)	(22)
Other	(21)	(28)
Change in assets and liabilities:
Receivables from customers and others	(32)	(96)
Other receivables/payables with Caterpillar	18	4
Payable to dealers and others	7	50
Accrued expenses	(1)	(63)
Income taxes payable	38	27
Other assets and liabilities, net	-	(6)

Net cash provided by operating activities	414	245

Cash flows from investing activities:
Expenditures for equipment on operating leases and for non-leased equipment	(542)	(559)
Proceeds from disposals of equipment	368	314
Additions to finance receivables	(12,747)	(9,255)
Collections of finance receivables	10,143	7,904
Proceeds from sales of receivables	1,181	1,200
Notes receivable from Caterpillar	(43)	11
Other, net	20	17

Net cash used for investing activities	(1,620)	(368)

Cash flows from financing activities:
Payable to Caterpillar – borrowings	(201)	(42)
Proceeds from long-term debt	3,047	2,407
Payments on long-term debt	(1,540)	(1,621)
Short-term borrowings, net	(88)	(616)

Net cash provided by financing activities	1,218	128

Effect of exchange rate changes on cash	6	15

Net change in cash and cash equivalents	18	20

Cash and cash equivalents at beginning of year	69	100

Cash and cash equivalents at end of period	$87	$120

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

On January 1, 2004, Cat Power Finance was reclassified from North America and Diversified Services into a separate segment. Prior year data has been reclassified to conform to the new structure. We segregate information as follows:

•	North America: We have offices in the United States and Canada that serve local dealers and customers.
•
Europe: We have offices in Europe to serve European dealers and customers. This segment also includes our office in Russia, which serves dealers and customers in the Commonwealth of Independent States.

•	Austral-Asia: We have offices in Australia and Asia that serve local dealers and customers.
•
Diversified Services: Included is our Global Accounts Division, which primarily provides cross-border financing to customers in countries in which we have no local presence; Marine Services, which primarily finances marine vessels with Caterpillar engines for all countries; and our offices in Latin America that serve local dealers and customers.

•	Cat Power Finance: This division primarily finances Cat electrical power generation, gas compression and co-generation systems, as well as non-Cat equipment powered by Cat engines for all countries.

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

Supplemental segment data for the three months ended June 30,

2004	North America	Europe	Austral- Asia	Diversified Services	Cat Power Finance	Total

External revenue	$280	83	32	55	17	$467
Inter-segment revenue	$5	-	-	-	-	$5
Profit	$36	12	3	7	5	$63
Assets at June 30, 2004	$11,880	4,108	1,287	4,615	1,256	$23,146

2003	North America	Europe	Austral- Asia	Diversified Services	Cat Power Finance	Total

External revenue	$268	79	22	63	13	$445
Inter-segment revenue	$5	-	-	-	-	$5
Profit	$40	11	2	14	4	$71
Assets at June 30, 2003	$10,624	3,496	938	4,286	982	$20,326

Reconciliation of assets:	June 30, 2004	June 30, 2003

Assets from segments	$23,146	$20,326
Investment in subsidiaries	(902)	(872)
Inter-segment balances	(1,331)	(1,465)

Total assets	$20,913	$17,989

Supplemental segment data for the six months ended June 30,

2004	North America	Europe	Austral- Asia	Diversified Services	Cat Power Finance	Total

External revenue	$544	170	63	116	31	$924
Inter-segment revenue	$9	-	-	-	-	$9
Profit	$72	26	7	21	9	$135

2003	North America	Europe	Austral- Asia	Diversified Services	Cat Power Finance	Total

External revenue	$509	153	41	119	26	$848
Inter-segment revenue	$11	-	-	-	-	$11
Profit	$70	19	4	22	7	$122

C.   Derivative Instruments and Hedging Activities

Our earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates and interest rates. Our “Risk Management Policy” (Policy) allows for the use of derivative financial instruments to prudently manage foreign currency exchange rate and interest rate exposure. Our Policy specifies that derivatives are not to be used for speculative purposes. Derivatives that we use are primarily foreign currency forward and option contracts and interest rate swaps. Our derivative activities are subject to the management, direction, and control of our financial officers. Risk management practices, including the use of financial derivative instruments, are presented to the Audit Committee of the Caterpillar Board of Directors at least annually.

Foreign Currency Exchange Rate Risk
In managing foreign currency risk, our objective is to minimize earnings volatility resulting from conversion and the remeasurement of net foreign currency balance sheet positions. Our Policy allows the use of foreign currency forward contracts to offset the risk of currency mismatch between our receivables and debt. None of these foreign currency forward contracts are designated as a hedge. Other revenue included gains of $1 and losses of $23 on the undesignated contracts for the three months ended (gains of $17 and losses of $53 for the six months ended) June 30, 2004 and 2003, respectively, substantially offset by balance sheet remeasurement and conversion losses and gains.

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

       We use floating-to-fixed, fixed-to-floating, and floating-to-floating interest rate swaps to meet our match funding policy. To support hedge accounting, we designate fixed-to-floating interest rate swaps as fair value hedges of the fair value of our fixed rate debt at the inception of the contract. Our hedge accounting is further supported by designating virtually all floating-to-fixed interest rate swaps as cash flow hedges of the variability of future cash flows.

As our fixed-to-floating interest rate swaps are 100% effective, losses during the quarter ended June 30, 2004 on designated interest rate derivatives of $73 were offset completely by gains on hedged debt of $73 in Other revenue. Gains of $8 during the second quarter of 2003 were completely offset by losses of $8. Total year-to-date losses of $39 on designated fixed-to-floating interest rate swaps were offset completely by gains on hedged debt of $39 in Other revenue. Gains of $8 during the first half of 2003 were completely offset by losses of $8. During 2002, we liquidated four fixed-to-floating interest rate swaps. As a result, the fair value adjustment of the original debt is amortized to earnings ratably over the remaining life of the hedged debt. Gains of less than $1 were amortized to Interest expense for the three months ended ($1 for the six months ended) June 30, 2004 and 2003. There were no circumstances where hedge treatment was discontinued during the three or six months ended June 30, 2004 or 2003.

For the quarter-to-date and year-to-date of 2004 and 2003, a gain of less than $1 was included in Other revenue for both the ineffectiveness of our floating-to-fixed interest rate swaps designated as cash flow hedges and our mark-to-market of floating-to-fixed and floating-to-floating interest rate swaps that are not designated as a hedge.

Based on current market conditions, $8 of deferred net losses included in Accumulated other comprehensive income at June 30, 2004 ($24 at June 30, 2003) is expected to be reclassified to Interest expense over the next twelve months as interest expense is accrued on our floating-to-fixed interest rate swaps. No floating-to-fixed interest rate swaps were liquidated during the three or six months ended June 30, 2004 or 2003.

D.   Guarantees

We are contingently liable under loan guarantees in which we have agreed to repurchase loans of certain Caterpillar dealers in the event of default. These guarantees have terms generally ranging from one to four years and are secured primarily by dealer assets, including Caterpillar equipment. Most of our guarantees arose due to our relationship with our dealers. No loss has been experienced nor is any anticipated under these guarantees. Required liabilities associated with obligations under guarantees totaled $10. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees are as follows:

	June 30, 2004	December 31, 2003

Guarantees with Caterpillar dealers	$384	$380
Guarantees - other	14	37

Total guarantees	$398	$417

E.   Securitized Assets

During the quarter, we securitized retail installment sale contracts and finance leases into a public asset-backed securitization facility. These finance receivables, which are being held in a securitization trust, are secured by new and used equipment. We retained servicing responsibilities and subordinated interests related to this securitization. Subordinated interests include subordinated certificates with an initial fair value of $8, an interest in future cash flows (excess) with an initial fair value of $2, and a reserve account with an initial fair value of $10. Our retained interests are generally subordinate to the investors' interests. Net proceeds received were $659, which includes both cash proceeds and retained interests. A net gain of $13 was recognized on this transaction. Significant assumptions used to estimate the fair value of the retained interests and subordinate certificates include a 10.7% discount rate, a weighted-average prepayment rate of 14.0%, and expected credit losses of 1.0%. We receive annual servicing fees of 1.0% of unpaid note value.

In the second quarter of 2003, a public securitization also occurred. Subordinated interests included subordinated certificates with an initial fair value of $9, an interest in future cash flows (excess) with an initial fair value of $14, and a reserve account with an initial fair value of $10. Net proceeds received were $693, which includes both cash proceeds and retained interests. A net gain of $22 was recognized on this transaction. Significant assumptions used to estimate the fair value of the retained interests and subordinate certificates in this transaction include an 11.0% discount rate, a weighted-average prepayment rate of 14.0%, and expected credit losses of 1.0%. We receive annual servicing fees of 1.0% of unpaid note value.

We determine the fair value based on discounted cash flow models that incorporate assumptions including credit losses, prepayment rates, and discount rates. These assumptions are based on our historical experience, market trends, and anticipated performance relative to the particular assets securitized.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in millions)

Overview: Second Quarter 2004 vs. Second Quarter 2003
We had a good quarter with record revenues and new business volume. We are experiencing a continued reduction in past dues and bad debts. As a result of our process improvements and customer-focused technology, we have maintained excellent service levels to dealers and customers during a period of unprecedented increases in new business.

•	Revenues were a record $467, an increase of $22 or 5% compared with the same period last year.
•	Profit after tax was $63, down $8 or 11% from a year ago.
•	New retail financing was a record $2,587, an increase of $691 or 36% from the second quarter last year.
•	Past dues over 30 days were 2.6% of total receivables compared with 2.9% at June 30, 2003.
•	Write-offs of bad debts exceeded recoveries by $16 during the second quarter of 2004 compared to $20 during the same period last year.

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

Three Months Ended June 30, 2004 Vs. Three Months Ended June 30, 2003

Revenues

Wholesale and retail finance revenue for the second quarter of 2004 was $252, an increase of $12 from the same period last year. The increase was principally due to an 18% increase in the average receivable balance outstanding, partially offset by a 76 basis point decrease in the average interest rate. The annualized average interest rate on finance receivables was 5.74% for the second quarter of 2004 compared with 6.50% for the second quarter of 2003, including the annualized average interest rate on Notes receivable from Caterpillar. The tax benefits of governmental (non-federal) lease purchase contracts and tax-oriented leases are not included in these computed interest rates.

Operating lease revenue for the second quarter of 2004 was $176, or $16 higher than the same period last year due to the increase in equipment on operating leases that resulted from higher customer demand.

Other revenue for the second quarter of 2004 was $39, a decrease of $6 from the same period last year. The decrease was primarily due to an $11 million decrease in gain on securitized receivables, partially offset by a $3 favorable change in Gain (loss) on sale of equipment returned from lease. Other revenue items for the three months ended June 30, included:

	2004	2003

Gain on sale of receivables	$14	$25
Fees	7	8
Late charge income	7	6
Dividend income	4	5
Service fee income on securitized receivables	3	3
Income related to retained interests in securitized receivables	3	2
Partnership income	1	1
Forward points on FX contracts	-	(2)
Gain (loss) on sale of equipment returned from lease	-	(3)

Total other revenue	$39	$45

Expenses

Interest expense for the second quarter of 2004 was $121, a decrease of $2 from the same period last year. This decrease was primarily due to the reduction in the average cost of funds of 48 basis points, to 2.81% for the second quarter of 2004 from 3.29% for the second quarter of 2003, mostly offset by the impact of a 16% increase in average debt levels that was due to an increase in new finance receivables and operating leases.

Depreciation expense on equipment leased to others was $140, up $13 over the second quarter of 2003 due to the increase in equipment on operating leases discussed in the Revenues section above.

General, operating, and administrative expenses were $74 during the second quarter of 2004 compared to $58 the same period last year. The increase primarily resulted from increased labor costs and investment in new technology to gain global operational efficiencies, an increase in franchise tax accrual, and the absence of a litigation/insurance accrual reversal. There were 1,334 employees at June 30, 2004, an increase of 76 from June 30, 2003. General, operating, and administrative expenses (and capital expenditures) are expected to be higher throughout 2004 versus 2003, as a result of increased employment and planned investments in technology relating to the first phase of the purchase and implementation of a globally integrated operating system. The expenses related to investments in technology for the remaining quarters of 2004 are expected to be comparable to this quarter’s expenses.

The provision for credit losses increased from $27 for the second quarter of 2003 to $32 for the second quarter of 2004. The allowance for credit losses was 1.47% of finance receivables, net of unearned income, at June 30, 2004, compared to 1.51% at June 30, 2003. The Notes receivable from Caterpillar are not included in this calculation.

The effective tax rate increased from the second quarter 2003 rate of 34.3% to 35.1% for second quarter 2004. The increase from 2003 is primarily attributable to a change in the geographic mix of profits, partially offset by our foreign subsidiaries that are subject to tax rates other than the statutory U.S. rate, as well as an increase in the state income tax accrual.

Profit

Profit for the second quarter of 2004 was $63, down $8 from the second quarter of 2003.

On a pre-tax basis, profit was down $11, principally due to higher general, operating, and administrative expenses of $16 and an $11 decrease in gain on securitized receivables, partially offset by $23 from growth in earning assets.

Assets

Total assets were $20,913 at June 30, 2004, an increase of $2,924 over June 30, 2003, primarily due to an increase in finance receivables (retail and wholesale).

During the second quarter of 2004, we financed record new retail business of $2,587, compared to $1,896 during the second quarter of 2003. The increase of $691 was primarily related to increased financing in our North America segment.

Securitized and Syndicated Assets

We also manage and service receivables that have been sold through securitization or syndication. These receivables are not on our balance sheet and are not available to pay our creditors.

Securitized receivables at June 30, were as follows:

	2004	2003

Wholesale receivables	$240	$240
Installment sale contracts	1,055	1,051
Finance Leases	69	99

Total securitized receivables	$1,364	$1,390

Syndicated receivables at June 30, were as follows:

	2004	2003

Installment sale contracts	$2	$-
Finance Leases	4	-

Total syndicated receivables	$6	$-

Allowance for Credit Losses

The following table shows activity related to the Allowance for credit losses for the three months ended June 30:

	2004	2003

Balance at beginning of quarter	$248	$212
Provision for credit losses	32	27
Receivables written off	(20)	(25)
Recoveries on receivables previously written off	4	5
Adjustment related to sale of finance receivables	(6)	(4)
Foreign currency translation adjustment	(3)	6

Balance at end of the period	$255	$221

Bad debt write-offs, net of recoveries, were $16 during the second quarter of 2004 compared with $20 for the second quarter of 2003. We will continue to monitor the allowance for credit losses to provide for an amount we believe is adequate, after considering the value of any collateral, to cover uncollectible receivables.

Past Due Receivables

Finance receivables plus rents receivable for operating leases (included in Other assets) that were past due over 30 days were 2.6% of these receivables at June 30, 2004, compared to 2.9% at June 30, 2003. There was a decrease due to the growth in finance receivables and rents receivable of $3,485, primarily in the Europe and North America segments, as well as a $58 decrease in past due receivables in the North America segment. This was partially offset by a $125 increase in past due receivables in the Marine Services division of our Diversified Services segment.

Six Months Ended June 30, 2004 Vs. Six Months Ended June 30, 2003

Revenues

Wholesale and retail finance revenue for the first six months of 2004 was $501, an increase of $27 from the same period last year. The increase was principally due to a 17% increase in the average receivable balance outstanding, partially offset by a 63 basis point decrease in the average interest rate. The annualized average interest rate on finance receivables was 5.85% for the first six months of 2004 compared with 6.48% for the first six months of 2003, including the annualized average interest rate on Notes receivable from Caterpillar. The tax benefits of governmental (non-federal) lease purchase contracts and tax-oriented leases are not included in these computed interest rates.

Operating lease revenue for the first six months of 2004 was $354, or $39 higher than the same period last year due to the increase in equipment on operating leases that resulted from higher customer demand.

Other revenue for the first six months of 2004 was $69, an increase of $10 from the same period last year. The increase was primarily due to a $12 favorable change in Gain (loss) on sale of equipment returned from lease (mostly due to an improving market for used equipment and enhanced distribution channels), a $3 favorable change in Forward points on FX contracts, and a $3 increase in Late charge income. The increases were partially offset by a $10 decrease in Gain on sale of receivables. Other revenue items for the six months ended June 30, included:

	2004	2003

Gain on sale of receivables	$16	$26
Fees	13	15
Late charge income	13	10
Dividend income	8	9
Gain (loss) on sale of equipment returned from lease	6	(6)
Service fee income on securitized receivables	5	5
Income related to retained interests in securitized receivables	5	2
Partnership income	1	2
Forward points on FX contracts	(1)	(4)
Exchange loss	-	(1)
Miscellaneous other revenue, net	3	1

Total other revenue	$69	$59

Expenses

Interest expense for the first six months of 2004 was $242, a decrease of $6 from the same period last year. This decrease was primarily due to the reduction in the average cost of funds of 51 basis points, to 2.84% for the first six months of 2004 from 3.35% for the first six months of 2003, mostly offset by the impact of a 15% increase in average debt levels that was due to an increase in new finance receivables and operating leases.

Depreciation expense on equipment leased to others was $282, up $34 over the first six months of 2003 due to the increase in operating leases discussed in the Revenues section above.

General, operating, and administrative expenses increased to $139 during the first six months of 2004 compared to $112 the same period last year. This increase primarily resulted from increased labor costs and investment in new technology to gain global operational efficiencies, an increase in franchise tax accrual, and the absence of a litigation/insurance accrual reversal.

The provision for credit losses increased from $50 for the first six months of 2003 to $52 for the first six months of 2004.

The effective tax rate decreased from the first six months 2003 rate of 34.4% to 33.8% for first six months 2004. The decrease from 2003 is primarily attributable to a change in the geographic mix of profits, partially offset by our foreign subsidiaries that are subject to tax rates other than the statutory U.S. rate.

Profit

Profit for the first six months of 2004 was $135, up $13 from the first six months of 2003.

On a pre-tax basis, profit was up $18, principally due to $43 from growth in earning assets and $12 from the favorable change in Gain (loss) on sale of equipment returned from lease, partially offset by higher general, operating, and administrative expenses of $27 and a $10 decrease in Gain on sale of receivables.

Assets

During the first six months of 2004, we financed record new retail business of $4,557, compared to $3,670 during the first six months of 2003. The increase of $887 was primarily related to increased financing in our North America segment.

Allowance For Credit Losses

The following table shows activity related to the Allowance for credit losses for the six months ended June 30:

	2004	2003

Balance at beginning of year	$241	$207
Provision for credit losses	52	50
Receivables written off	(35)	(52)
Recoveries on receivables previously written off	8	10
Adjustment related to sale of finance receivables	(6)	(4)
Foreign currency translation adjustment	(5)	10

Balance at end of the period	$255	$221

Capital Resources And Liquidity

Operations for the first six months of 2004 were funded with a combination of borrowings, proceeds from sales of receivables, and retained earnings. We do not generate material funding through structured finance transactions.

Through the first six months of 2004, we generated $536 of capital resources from the securitization of trade receivables and $659 from the securitization of finance receivables. The capital resources derived from the securitization of the finance receivables include both the cash proceeds and the retained interests. During the second quarter of 2004, we began selling retail finance leases and installment sale contracts through syndications where the investors have no recourse to us. We recognized $6 of proceeds from the sale of such contracts.

Total outstanding borrowings Total borrowings outstanding at June 30, 2004 were $17,766, an increase of $986 over December 31, 2003 due to financing a higher amount of assets. Outstanding borrowings at June 30, 2004 consisted of:

  $13,110 of medium-term notes
  $ 3,426 of commercial paper
  $ 650 of variable denomination floating rate demand notes
  $ 265 of notes payable to Caterpillar
  $ 238 of short-term bank borrowings
  $ 69 of long-term bank borrowings
  $ 8 of loans from a company-owned partnership

Revolving credit lines We participate in two global credit facilities with a syndicate of banks totaling $4,675 available in the aggregate to both Caterpillar and Cat Financial to support commercial paper programs. Based on management's allocation decision, which can be revised at any time, the portion of the facility available to Cat Financial at June 30, 2004 was $4,075. The five-year facility of $2,125 expires in September 2006. The 364-day facility of $2,550 expires in September 2004. The facility expiring in September 2004 has a provision that allows Caterpillar or Cat Financial to obtain a one-year loan in September 2004 that would mature in September 2005.

In addition to the syndicated global credit facilities, we also have an A$50 (USD equivalent = $34) credit facility with one bank to support our Australian subsidiary's commercial paper program.

At June 30, 2004, there were no borrowings under these lines, and we were in compliance with all debt covenants.

Short-term credit lines from banks These credit lines total $869 and will be eligible for renewal at various future dates or have no specified expiration date. They are used for local bank borrowings of subsidiaries. At June 30, 2004, we had $238 outstanding against these credit lines compared to $183 at December 31, 2003.

Variable amount lending agreements with Caterpillar Under these agreements, we may borrow up to $1,619 from Caterpillar, and Caterpillar may borrow up to $1,175 from us. The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice. We had notes payable of $265 and notes receivable of $412 outstanding at June 30, 2004, compared to notes payable of $475 and notes receivable of $378 at December 31, 2003.

Off-balance sheet arrangements Please refer to Note D of Notes to Consolidated Financial Statements for information on our guarantee contingent liabilities. Also, we lease all our facilities rather than acquire them, where the acquisition would require us to recognize a liability for the financing.

Cash flows Net cash provided by operating activities was $414, an increase of $169 from the first six months of 2003, primarily due to a decrease in cash used for various receivables from customers and others of $64 and for accrued expenses of $62. Net cash used for investing activities increased from $368 in first half of 2003 to $1,620 in first half of 2004 primarily due to greater additions, net of collections, related to finance receivables of $1,253. Net cash provided by financing activities was $1,218, an increase of $1,090 from first six months of 2003, primarily due to an increase in short-term borrowings of $528 and an increase in proceeds from long-term debt of $640.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including the Principal Executive Officer (PEO) and Principal Financial Officer (PFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the Company's management, including the PEO and PFO, concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the last fiscal quarter, there has been no significant change in the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Although the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, management's evaluation provided reasonable assurance that these controls will be effective.

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

(b) Reports on Form 8-K

During the quarter ended June 30, 2004, a report on Form 8-K was furnished pursuant to Item 12 on April 22, 2004. Reports were filed pursuant to Items 5 and 7 on June 14, 2004 and pursuant to Item 7 on June 21, 2004. Following the quarter, a report on Form 8-K was furnished on July 22, 2004 pursuant to Item 12. Financial statements were filed as part of the June 14, 2004 report only.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Caterpillar Financial Services Corporation
(Registrant)

Date: August 9, 2004	By: /s/ Steven R. Elsesser

Steven R. Elsesser, Controller and Principal Accounting Officer

Date: August 9, 2004	By: /s/ James S. Beard

James S. Beard, President, Director, and Principal Executive Officer