Form 10-Q
period 2004-09-30
CATERPILLAR FINANCIAL SERVICES CORP
filed 2004-11-08
CIK 764764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

At September 30, 2004, one share of common stock of the Registrant was outstanding, which is owned by Caterpillar Inc.

Caterpillar Financial Services Corporation

Form 10-Q for the Quarter Ended September 30, 2004

PART I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)
Consolidated Statement of Financial Position
Consolidated Statement of Profit
Consolidated Statement of Changes in Stockholder’s Equity
Consolidated Statement of Cash Flows
Notes to Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview: Third Quarter 2004 vs. Third Quarter 2003
Critical Accounting Policies
Three Months Ended September 30, 2004 Vs. Three Months Ended September 30, 2003
Nine Months Ended September 30, 2004 Vs. Nine Months Ended September 30, 2003
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

Caterpillar Financial Services Corporation

Consolidated Statement of Financial Position
(Unaudited)
(Dollars in Millions, except share data)
	September 30,	December 31,	September 30,
	2004	2003	2003
Assets:
Cash and cash equivalents	$104	$69	$89
Finance receivables
Retail notes receivable	4,277	4,372	4,171
Wholesale notes receivable	4,236	3,224	2,956
Notes receivable from Caterpillar	304	378	387
Finance leases and installment sale contracts - Retail	10,649	9,510	8,787
Finance leases and installment sale contracts - Wholesale	193	159	154
	19,659	17,643	16,455
Less: Unearned income	1,150	1,046	986
Allowance for credit losses	258	241	235
Total net finance receivables	18,251	16,356	15,234

Equipment on operating leases,
less accumulated depreciation	2,379	2,319	2,183
Deferred income taxes	23	19	13
Other assets	1,026	996	1,012
Total assets	$21,783	$19,759	$18,531

Liabilities and stockholder's equity:
Payable to dealers and others	$184	$177	$185
Payable to Caterpillar - other	21	16	16
Accrued expenses	165	175	205
Income taxes payable	91	54	64
Payable to Caterpillar - borrowings	265	475	420
Short-term borrowings	4,782	4,510	3,489
Current maturities of long-term debt	3,589	2,943	3,791
Long-term debt	9,856	8,852	7,999
Deferred income taxes and other liabilities	308	259	228
Total liabilities	19,261	17,461	16,397

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid in amount)	745	745	745
Retained earnings	1,620	1,403	1,336
Accumulated other comprehensive income	157	150	53
Total stockholder's equity	2,522	2,298	2,134

Total liabilities and stockholder's equity	$21,783	$19,759	$18, 531

See Notes to Consolidated Financial Statements (unaudited).

Caterpillar Financial Services Corporation

Consolidated Statement of Profit
(Unaudited)
(Dollars in Millions)

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2004	2003	2004	2003
Revenues:
Wholesale finance	$56	$45	$147	$123
Retail finance	210	191	620	587
Operating lease	179	171	533	486
Other	31	38	100	97
Total revenues	476	445	1,400	1,293

Expenses:
Interest	132	119	374	367
Depreciation on assets leased to others	143	133	425	381
General, operating, and administrative	65	59	204	171
Provision for credit losses	20	28	72	78
Other	3	3	8	7
Total expenses	363	342	1,083	1,004

Profit before income taxes	113	103	317	289

Provision for income taxes	31	36	100	100
Profit	$82	$67	$217	$189

See Notes to Consolidated Financial Statements (unaudited).

Caterpillar Financial Services Corporation

Consolidated Statement of Changes in Stockholder's Equity
(Unaudited)
(Dollars in Millions)

	Nine months Ended
	September 30,		September 30,
	2004		2003

Common stock at paid-in amount:
Balance at beginning of year	$745		$745
Balance at end of period	745		745

Retained earnings:
Balance at beginning of year	1,403		1,147
Profit	217	$217	189	$189
Balance at end of period	1,620		1,336

Accumulated other comprehensive income/(loss):
Foreign currency translation adjustment (net of tax)
Balance at beginning of year	163		(38)
Aggregate adjustment for the period	(5)	(5)	115	115
Balance at end of period	158		77
Interest rate derivative instruments (net of tax)
Balance at beginning of year	(18)		(40)
Losses deferred during the period	(33)	(33)	(17)	(17)
Losses reclassed to earnings during the period	44	44	29	29
Balance at end of period	(7)		(28)
Other instruments (net of tax)
Balance at beginning of year	5		1
Aggregate adjustment for the period	1	1	3	3
Balance at end of period	6		4
Total accumulated other comprehensive income	157		53

Comprehensive income		$224		$319

Total stockholder’s equity	$2,522		$2,134

See Notes to Consolidated Financial Statements (unaudited).

Caterpillar Financial Services Corporation

Consolidated Statement of Cash Flows
(Unaudited)
(Dollars in Millions)

	Nine Months Ended
	Sept. 30,	Sept. 30,
	2004	2003
Cash flows from operating activities:
Profit	$217	$189
Adjustments for non-cash items:
Depreciation of equipment on operating leases and non-leased equipment	441	396
Amortization of purchased discount	(99)	(83)
Provision for credit losses	72	78
Gain on sale of receivables	(17)	(27)
Other	(20)	(26)
Change in assets and liabilities:
Receivables from customers and others	(36)	(102)
Other receivables/payables with Caterpillar	14	3
Payable to dealers and others	8	25
Accrued expenses	17	(12)
Income taxes payable	37	47
Other assets and liabilities, net	1	1
Net cash provided by operating activities	635	489

Cash flows from investing activities:
Expenditures for equipment on operating leases and for non-leased equipment	(855)	(788)
Proceeds from disposals of equipment	512	460
Additions to finance receivables	(19,439)	(14,379)
Collections of finance receivables	15,912	12,278
Proceeds from sales of receivables	1,434	1,472
Notes receivable from Caterpillar	65	(41)
Other, net	26	67
Net cash used for investing activities	(2,345)	(931)

Cash flows from financing activities:
Payable to Caterpillar - borrowings	(203)	(391)
Proceeds from long-term debt	4,244	4,150
Payments on long-term debt	(2,585)	(2,551)
Short-term borrowings, net	299	(786)
Net cash provided by financing activities	1,755	422

Effect of exchange rate changes on cash	(10)	9

Net change in cash and cash equivalents	35	(11)

Cash and cash equivalents at beginning of year	69	100

Cash and cash equivalents at end of period	$104	$89

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

Asia-Pacific: We have offices in Australia and Asia that serve local dealers and customers.

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

Debt and other expenses for the Global Accounts, Marine Services and Cat Power Finance divisions are allocated to their respective segments from the North America and/or Asia-Pacific segments based on their respective portfolios. The related interest expense is calculated based on the amount of allocated debt at current market rates. Inter-segment revenues are also based on current market rates.

Supplemental segment data for the three months ended September 30,

2004	North America	Europe	Asia-Pacific	Diversified Services	Cat Power Finance	Total
External revenue	$ 284	86	33	58	15	$ 476
Inter-segment revenue	$ 5	-	-	-	-	$ 5
Profit	$ 48	13	1	17	3	$ 82
Assets at September 30, 2004	$12,668	4,133	1,468	4,572	1,199	$24,040

2003	North America	Europe	Asia-Pacific	Diversified Services	Cat Power Finance	Total
External revenue	$ 262	80	25	65	13	$ 445
Inter-segment revenue	$ 3	-	-	-	-	$ 3
Profit	$ 34	10	4	15	4	$ 67
Assets at September 30, 2003	$10,837	3,739	1,028	4,105	972	$20,681

Reconciliation of assets:	September 30, 2004	September 30, 2003
Assets from segments	$24,040	$20,681
Investment in subsidiaries	(917)	(880)
Inter-segment balances	(1,340)	(1,270)
Total assets	$21,783	$18,531

Supplemental segment data for the nine months ended September 30,

2004	North America	Europe	Asia-Pacific	Diversified Services	Cat Power Finance	Total
External revenue	$ 828	256	96	174	46	$ 1,400
Inter-segment revenue	$ 14	-	-	-	-	$ 14
Profit	$ 120	39	8	38	12	$ 217

2003	North America	Europe	Asia-Pacific	Diversified Services	Cat Power Finance	Total
External revenue	$ 771	233	66	184	39	$ 1,293
Inter-segment revenue	$ 14	-	-	-	-	$ 14
Profit	$ 104	29	8	37	11	$ 189

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

Foreign Currency Exchange Rate Risk
In managing foreign currency risk, our objective is to minimize earnings volatility resulting from conversion and the remeasurement of net foreign currency balance sheet positions. Our Policy allows the use of foreign currency forward contracts to offset the risk of currency mismatch between our receivables and debt. None of these foreign currency forward contracts are designated as a hedge. Other revenue included gains of $2 and losses of $21 on the undesignated contracts for the three months ended (gains of $20 and losses of $74 for the nine months ended) September 30, 2004 and 2003, respectively, substantially offset by balance sheet remeasurement and conversion losses and gains.

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

As our fixed-to-floating interest rate swaps are 100% effective, gains during the quarter ended September 30, 2004 on designated interest rate derivatives of $42 were offset completely by losses on hedged debt of $42 in Other revenue. Gains of $1 during the third quarter of 2003 were completely offset by losses of $1. Total year-to-date gains of $3 on designated fixed-to-floating interest rate swaps were offset completely by losses on hedged debt of $3 in Other revenue. Gains of $9 during the first nine months of 2003 were completely offset by losses of $9. During 2002, we liquidated four fixed-to-floating interest rate swaps. As a result, the fair value adjustment of the original debt is amortized to earnings ratably over the remaining life of the hedged debt. Gains of less than $1 were amortized to Interest expense for the three months ended ($1 for the nine months ended) September 30, 2004 and 2003. There were no circumstances where hedge treatment was discontinued during the three or nine months ended September 30, 2004 or 2003.

For the quarter-to-date and year-to-date of 2004 and 2003, a gain of less than $1 was included in Other revenue for both the ineffectiveness of our floating-to-fixed interest rate swaps designated as cash flow hedges and our mark-to-market of floating-to-fixed and floating-to-floating interest rate swaps that are not designated as a hedge.

Based on current market conditions, $10 of deferred net losses included in Accumulated other comprehensive income at September 30, 2004 ($21 at September 30, 2003) is expected to be reclassified to Interest expense over the next twelve months as interest expense is accrued on our floating-to-fixed interest rate swaps. No floating-to-fixed interest rate swaps were liquidated during the three or nine months ended September 30, 2004 or 2003.

D.	Guarantees

We are contingently liable under loan guarantees in which we have agreed to repurchase loans of certain Caterpillar dealers in the event of default. These guarantees have terms generally ranging from one to four years and are secured primarily by dealer assets, including Caterpillar equipment. Most of our guarantees arose due to our relationship with our dealers. No loss has been experienced nor is any anticipated under these guarantees. The related book value was $10 and $5 at September 30, 2004 and December 31, 2003, respectively. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees are as follows:

	September 30, 2004	December 31, 2003
Guarantees with Caterpillar dealers	$ 364	$ 380
Guarantees - other	17	37
Total guarantees	$ 381	$ 417

E.	Securitized Assets

During the second quarter of 2004, we securitized retail installment sale contracts and finance leases into a public asset-backed securitization facility. These finance receivables, which are being held in a securitization trust, are secured by new and used equipment. We retained servicing responsibilities and subordinated interests related to this securitization. Subordinated interests include subordinated certificates with an initial fair value of $8, an interest in future cash flows (excess) with an initial fair value of $2, and a reserve account with an initial fair value of $10. Our retained interests are generally subordinate to the investors' interests. Net proceeds received were $659, which includes both cash proceeds and retained interests. A net gain of $13 was recognized on this transaction. Significant assumptions used to estimate the fair value of the retained interests and subordinate certificates include a 10.7% discount rate, a weighted-average prepayment rate of 14.0%, and expected credit losses of 1.0%. We receive annual servicing fees of 1.0% of unpaid note value.

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

Overview: Third Quarter 2004 vs. Third Quarter 2003

We are pleased with our record results, the result of close cooperation with Caterpillar marketing units and Caterpillar dealers globally in assisting the sales of machines and engines. Our investments in technology and process improvements continue to deliver greater efficiencies in our operations.

Revenues were a record $476, an increase of $31 or 7% compared with the same period last year.
Profit after tax was a record $82, up $15 or 22% from a year ago.
New retail financing was a third quarter record $2,393, an increase of $287 or 14% from the third quarter last year.
Past dues over 30 days were 2.3% of total receivables compared with 3.1% at September 30, 2003.
Write-offs of bad debts exceeded recoveries by $20 during the third quarter of 2004 compared to $15 during the same period last year.

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

Three Months Ended September 30, 2004 Vs. Three Months Ended September 30, 2003

Revenues

Wholesale and retail finance revenue for the third quarter of 2004 was $266, an increase of $30 from the same period last year. The increase was principally due to a 19% increase in the average receivable balance outstanding, partially offset by a 32 basis point decrease in the average interest rate. The annualized average interest rate on finance receivables was 5.88% for the third quarter of 2004 compared with 6.20% for the third quarter of 2003, including the annualized average interest rate on Notes receivable from Caterpillar.

Operating lease revenue for the third quarter of 2004 was $179, or $8 higher than the same period last year due to the increase in equipment on operating leases that resulted from higher customer demand.

Other revenue for the third quarter of 2004 was $31, a decrease of $7 from the same period last year. The decrease was primarily due to the absence of $9 interest received in 2003 from Caterpillar Inc. related to prior years’ tax audit settlements, partially offset by a $3 favorable change in Forward points on FX contracts. Other revenue items for the three months ended September 30, included:

	2004	2003
Fees	$9	$8
Gain (loss) on sale of equipment returned from lease	5	5
Late charge income	4	4
Dividend income	4	4
Service fee income on securitized receivables	3	3
Income related to retained interests in securitized receivables	3	3
Gain on sale of receivables	1	1
Partnership income	1	1
Forward points on FX contracts	1	(2)
Interest from Caterpillar - intercompany effects of IRS audit settlement	-	9
Miscellaneous other revenue, net	-	2
Total other revenue	$31	$38

Expenses

Interest expense for the third quarter of 2004 was $132, an increase of $13 from the same period last year. This increase was primarily due to the impact of a 16% increase in average debt levels that was due to an increase in new finance receivables and operating leases, partially offset by the reduction in the average cost of funds of 13 basis points, to 2.94% for the third quarter of 2004 from 3.07% for the third quarter of 2003.

Depreciation expense on equipment leased to others was $143, up $10 over the third quarter of 2003 due to the increase in equipment on operating leases discussed in the Revenues section above.

General, operating, and administrative expenses were $65 during the third quarter of 2004 compared to $59 the same period last year. The increase primarily resulted from increased labor costs and investment in new technology to gain global operational efficiencies. There were 1,367 employees at September 30, 2004, an increase of 96 from September 30, 2003. General, operating, and administrative expenses (and capital expenditures) are expected to be higher throughout 2004 versus 2003, as a result of increased employment and planned investments in technology relating to the first phase of the purchase and implementation of a globally integrated operating system. The expenses related to investments in technology for the fourth quarter of 2004 are expected to be comparable to this quarter’s expenses.

The provision for credit losses decreased from $28 for the third quarter of 2003 to $20 for the third quarter of 2004. The allowance for credit losses was 1.42% of finance receivables, net of unearned income, at September 30, 2004, compared to 1.56% at September 30, 2003. The decrease in the allowance as a percentage of finance receivables reflects our continued decrease in past due receivables, coupled with an overall improvement in general economic conditions. The Notes receivable from Caterpillar are not included in this calculation.

The effective tax rate decreased from the third quarter 2003 rate of 35.0% to 27.4% for third quarter 2004. The decrease from 2003 is primarily attributable to the reduction in state income and franchise tax liabilities due to adjustments for cumulative changes in state tax rates, changes in company structure, and changes in geographic dispersion of the company’s business and customers.

Profit

Profit for the third quarter of 2004 was $82, up $15 from the third quarter of 2003.

On a pre-tax basis, profit was up $10, principally due to $22 from growth in earning assets and an $8 decrease in provision for credit losses, substantially offset by a $7 impact of lower interest rates, a $7 decrease in Other revenue (discussed in the Revenues section above), and higher operating expenses of $6.

Assets

Total assets were $21,783 at September 30, 2004, an increase of $3,252 over September 30, 2003, primarily due to an increase in finance receivables (retail and wholesale).

During the third quarter of 2004, we financed record new retail business of $2,393, compared to $2,106 during the third quarter of 2003. The increase of $287 was primarily related to increased financing in our North America segment.

Securitized and Syndicated Assets

We also manage and service receivables that have been sold through securitization or syndication. These receivables are not on our balance sheet and are not available to pay our creditors.

Securitized receivables at September 30, were as follows:

	2004	2003
Wholesale receivables	$ 240	$ 240
Installment sale contracts	910	893
Finance leases	59	82
Total securitized receivables	$1,209	$1,215

Syndicated receivables at September 30, were as follows:

	2004	2003
Installment sale contracts	$ 2	$ -
Finance leases	4	-
Operating leases	2	-
Total syndicated receivables	$ 8	$ -

Allowance for Credit Losses

The following table shows activity related to the Allowance for credit losses for the three months ended
September 30:

	2004	2003
Balance at beginning of quarter	$255	$221
Provision for credit losses	20	28
Receivables written off	(24)	(21)
Recoveries on receivables previously written off	4	6
Foreign currency translation adjustment	3	1
Balance at end of the period	$258	$235

Bad debt write-offs, net of recoveries, were $20 during the third quarter of 2004 compared with $15 for the third quarter of 2003. The increase in write-offs was due to write-downs of certain loans secured by shrimp vessels in the Marine Services division of our Diversified Services segment. We will continue to monitor the allowance for credit losses to provide for an amount we believe is adequate, after considering the value of any collateral, to cover uncollectible receivables.

Past Due Receivables

Finance receivables (excluding Notes receivable from Caterpillar) plus rents receivable for operating leases (included in Other assets) that were past due over 30 days were 2.3% of these receivables at September 30, 2004, compared to 3.1% at September 30, 2003. There was a decrease due to the growth in finance receivables and rents receivable of $3,215, primarily in the Europe and North America segments, as well as a $46 decrease in past due receivables in the North America segment.

Nine Months Ended September 30, 2004 Vs. Nine Months Ended September 30, 2003

Revenues

Wholesale and retail finance revenue for the first nine months of 2004 was $767, an increase of $57 from the same period last year. The increase was principally due to an 18% increase in the average receivable balance outstanding, partially offset by a 52 basis point decrease in the average interest rate. The annualized average interest rate on finance receivables was 5.86% for the first nine months of 2004 compared with 6.38% for the first nine months of 2003, including the annualized average interest rate on Notes receivable from Caterpillar.

Operating lease revenue for the first nine months of 2004 was $533, or $47 higher than the same period last year due to the increase in equipment on operating leases that resulted from higher customer demand.

Other revenue for the first nine months of 2004 was $100, an increase of $3 from the same period last year. The increase was primarily due to a $11 favorable change in Gain (loss) on sale of equipment returned from lease (mostly due to an improving market for used equipment and enhanced distribution channels), a $7 favorable change in Forward points on FX contracts, and a $4 increase in securitizations related income. The increases were mostly offset by a $10 decrease in Gain on sale of receivables and the absence of $9 interest received in 2003 from Caterpillar Inc. related to prior years’ tax audit settlements. Other revenue items for the nine months ended September 30, included:

	2004	2003
Fees	$22	$23
Gain on sale of receivables	17	27
Late charge income	17	14
Dividend income	12	13
Interest from Caterpillar - intercompany effects of IRS audit settlement	-	9
Gain (loss) on sale of equipment returned from lease	10	(1)
Service fee income on securitized receivables	9	8
Income related to retained interests in securitized receivables	7	4
Partnership income	2	3
Forward points on FX contracts	1	(6)
Miscellaneous other revenue, net	3	3
Total other revenue	$100	$97

Expenses

Interest expense for the first nine months of 2004 was $374, an increase of $7 from the same period last year. This increase was primarily due to the impact of a 16% increase in average debt levels that was due to an increase in new finance receivables and operating leases, partially offset by the reduction in the average cost of funds of 39 basis points, to 2.86% for the first nine months of 2004 from 3.25% for the first nine months of 2003.

Depreciation expense on equipment leased to others was $425, up $44 over the first nine months of 2003 due to the increase in operating leases discussed in the Revenues section above.

General, operating, and administrative expenses increased to $204 during the first nine months of 2004 compared to $171 the same period last year. This increase primarily resulted from increased labor costs and investment in new technology to gain global operational efficiencies.

The provision for credit losses decreased from $78 for the first nine months of 2003 to $72 for the first nine months of 2004.

The effective tax rate decreased from the first nine months 2003 rate of 34.6% to 31.6% for first nine months 2004. The decrease from 2003 is primarily attributable to the reduction in state income and franchise tax liabilities due to adjustments for cumulative changes in state tax rates, changes in company structure, and changes in geographic dispersion of the company’s business and customers.

Profit

Profit for the first nine months of 2004 was $217, up $28 from the first nine months of 2003.

On a pre-tax basis, profit was up $28, principally due to $64 from growth in earning assets, $11 from the favorable change in gain (loss) on sale of equipment returned from lease, and $6 from the decrease in provision for credit losses, substantially offset by higher operating expenses of $33, $11 from the decrease in the average interest rate, and a $10 decrease in gain on sale of receivables.

Assets

During the first nine months of 2004, we financed record new retail business of $6,949, compared to $5,776 during the first nine months of 2003. The increase of $1,173 was primarily related to increased financing in our North America segment.

Allowance For Credit Losses

The following table shows activity related to the Allowance for credit losses for the nine months ended September 30:

	2004	2003
Balance at beginning of year	$241	$207
Provision for credit losses	72	78
Receivables written off	(59)	(75)
Recoveries on receivables previously written off	12	18
Adjustment related to sale of finance receivables	(6)	(4)
Foreign currency translation adjustment	(2)	11
Balance at end of the period	$258	$235

Capital Resources And Liquidity

Operations for the first nine months of 2004 were funded with a combination of borrowings, proceeds from sales of receivables, and retained earnings. We do not generate material funding through structured finance transactions.

Through the first nine months of 2004, we generated $787 of capital resources from the securitization of trade receivables and $659 from the securitization of finance receivables. The capital resources derived from the securitization of the finance receivables include both the cash proceeds and the retained interests. During 2004, we began selling retail finance leases and installment sale contracts through syndications where the investors have no recourse to us. We recognized $8 of proceeds from the sale of such contracts.

Total outstanding borrowings Total borrowings outstanding at September 30, 2004 were $18,492, an increase of $1,712 over December 31, 2003 due to financing a higher amount of assets. Outstanding borrowings at September 30, 2004 consisted of:

•	$13,368 of medium-term notes
•	$ 3,869 of commercial paper
•	$ 596 of variable denomination floating rate demand notes
•	$ 265 of notes payable to Caterpillar
•	$ 317 of short-term bank borrowings
•	$ 69 of long-term bank borrowings
•	$ 8 of loans from a company-owned partnership

Of the $3,869 of commercial paper, $307 has a built-in feature to extend the maturity a maximum of 390 days from the initial issue date.

Revolving credit lines  We participate in two global credit facilities with a syndicate of banks totaling $5,000 available in the aggregate to both Caterpillar and Cat Financial to support commercial paper programs. Based on management's allocation decision, which can be revised at any time, the portion of the facility available to Cat Financial at September 30, 2004 was $4,400. The five-year facility of $2,500 expires in September 2009. The 364-day facility of $2,500 expires in September 2005. The facility expiring in September 2005 has a provision that allows Caterpillar or Cat Financial to obtain a one-year loan in September 2005 that would mature in September 2006.

In addition to the syndicated global credit facilities, we also have an A$50 (USD equivalent = $36) credit facility with one bank to support our Australian subsidiary's commercial paper program.

       At September 30, 2004, there were no borrowings under these lines, and we were in compliance with all debt covenants.

Short-term credit lines from banks These credit lines total $1,170 and will be eligible for renewal at various future dates or have no specified expiration date. They are used for local bank borrowings of subsidiaries. At September 30, 2004, we had $317 outstanding against these credit lines compared to $183 at December 31, 2003.

Variable amount lending agreements with Caterpillar Under these agreements, we may borrow up to $1,621 from Caterpillar, and Caterpillar may borrow up to $1,211 from us. The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice. We had notes payable of $265 and notes receivable of $304 outstanding at September 30, 2004, compared to notes payable of $475 and notes receivable of $378 at December 31, 2003.

Off-balance sheet arrangements Please refer to Note D of Notes to Consolidated Financial Statements for information on our guarantee contingent liabilities. Also, we lease all our facilities rather than acquire them, where the acquisition would require us to recognize a liability for the financing.

Cash flows Net cash provided by operating activities was $635, an increase of $146 from the first nine months of 2003, primarily due to a decrease in cash used for various receivables from customers and others of $66 and for accrued expenses of $29. Net cash used for investing activities increased from $931 in first nine months of 2003 to $2,345 in first nine months of 2004 primarily due to greater additions, net of collections, related to finance receivables of $1,426. Net cash provided by financing activities was $1,755, an increase of $1,333 from first nine months of 2003, primarily due to an increase in short-term borrowings of $1,085 and an increase in payable to Caterpillar - borrowings of $188.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the last fiscal quarter, there has been no significant change in the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Although the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, management's evaluation provided reasonable assurance that these controls will be effective.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description
12	Ratio of Profit to Fixed Charges
31
Certifications of James S. Beard, President, Director, and Chief Executive Officer of Caterpillar Financial Services Corporation, and Edward J. Scott, Executive Vice President and Chief Financial Officer of Caterpillar Financial Services Corporation, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification of James S. Beard, President, Director, and Chief Executive Officer of Caterpillar Financial Services Corporation, and Edward J. Scott, Executive Vice President and Chief Financial Officer of Caterpillar Financial Services Corporation, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Caterpillar Financial Services Corporation
(Registrant)

Date: November 8, 2004	By: /s/ Steven R. Elsesser
Steven R. Elsesser, Controller

Date: November 8, 2004	By: /s/ James S. Beard
James S. Beard, President, Director, and Chief Executive Officer