Form 10-K
period 2004-12-31
CATERPILLAR FINANCIAL SERVICES CORP
filed 2005-02-24
CIK 764764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
Yes ☒ No ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Not applicable ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

At February 23, 2005, one share of common stock of the Registrant was outstanding, which is owned by Caterpillar Inc.

CONTENTS

PART I. ITEM 1. BUSINESS

PART I. ITEM 2. PROPERTIES

PART I. ITEM 3. LEGAL PROCEEDINGS

PART II. ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

PART II. ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (DOLLARS IN MILLIONS)
OVERVIEW: 2004 VS. 2003
CRITICAL ACCOUNTING POLICIES
2004 COMPARED WITH 2003
2003 COMPARED WITH 2002
CAPITAL RESOURCES AND LIQUIDITY

PART II. ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PART II. ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PART II. ITEM 9A. CONTROLS AND PROCEDURES

PART III. ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV. ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

SIGNATURES

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

CONSOLIDATED STATEMENT OF PROFIT

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

CONSOLIDATED STATEMENT OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NOTE 2 - RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES
NOTE 3 - FINANCE LEASES
NOTE 4 - SECURITIZED ASSETS
NOTE 5 - EQUIPMENT ON OPERATING LEASES
NOTE 6 - CONCENTRATION OF CREDIT RISK
NOTE 7 - CREDIT LINES
NOTE 8 - SHORT-TERM BORROWINGS
NOTE 9 - LONG-TERM BORROWINGS
NOTE 10 - DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
NOTE 11 - COMMITMENTS AND CONTINGENT LIABILITIES
NOTE 12 - INCOME TAXES
NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS
NOTE 14 - TRANSACTIONS WITH RELATED PARTIES
NOTE 15 - LEASES
NOTE 16 - SEGMENT INFORMATION
NOTE 17 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

PART I. ITEM 1. BUSINESS

Caterpillar Financial Services Corporation, a Delaware corporation organized in 1981 (together with its subsidiaries, "Cat Financial"), is a wholly owned finance subsidiary of Caterpillar Inc. (together with its other subsidiaries, "Caterpillar" or "Cat"). Our primary business is to provide retail-financing alternatives for Caterpillar products to customers and Caterpillar dealers around the world. Such retail financing is primarily comprised of financing of Caterpillar equipment, machinery, and engines. In addition, we also provide financing for vehicles, power generation facilities, and marine vessels that, in most cases, incorporate Caterpillar products. We also provide wholesale financing to Caterpillar dealers and purchase short-term dealer receivables from Caterpillar. We have over 20 years of experience in providing financing in these markets, contributing to our knowledge of asset values, industry trends, product structuring, and customer needs. We emphasize prompt and responsive service and offer various financing plans to meet customer requirements, increase Caterpillar sales, and generate financing revenue. Our total number of full-time employees at December 31, 2004 was 1,399. For more detailed information on our parent company, Caterpillar Inc., please visit http://www.cat.com. For more information about our business, please visit http://www.catfinancial.com. Except as expressly provided to the contrary in Part III. Item 14. of this filing, information contained on Caterpillar Inc.'s and our Internet sites is not incorporated by reference into this document.

Required Securities and Exchange Commission filings are available as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission on the Internet at http://www.catfinancial.com. They also can be obtained without charge by writing to: Legal Dept., Caterpillar Financial Services Corp., 2120 West End Ave., Nashville, Tennessee 37203-0001.

Retail financing leases and installment sale contracts (total 58%*) include:
•  Tax leases that are classified as either operating or finance leases for financial accounting purposes, depending on the characteristics of the lease. For tax purposes, we are considered the owner of the equipment (19%*).
•  Finance (non-tax) leases, where the lessee is considered the owner of the equipment during the term of the lease, that either require or allow the customer to purchase the equipment for a fixed price at the end of the term
(14%*).
•  Installment sale contracts, which are equipment loans that enable customers to purchase equipment with a down payment or trade-in and structure payments over time (24%*).
•  Governmental lease-purchase plans in the U.S. that offer low interest rates and flexible terms to qualified non-federal government agencies (1%*).

Retail notes receivable:
•  Loans that allow customers and dealers to use their Caterpillar equipment as collateral to obtain financing (20%*).

Wholesale notes receivable, finance leases, and installment sale contracts (total 22%*) include:
•  Inventory/rental programs which provide assistance to dealers by financing their inventory, rental fleets, and rental facilities (6%*).
•	Short-term dealer receivables we purchase from Caterpillar at a discount (16%*).

* Indicates the percentage of total portfolio at December 31, 2004. For more information on the above and our concentration of credit risk, please refer to Note 6 of Notes to Consolidated Financial Statements.

We define total portfolio as total net finance receivables plus retained interests in securitized wholesale receivables plus equipment on operating leases, less accumulated depreciation.

The retail financing business is highly competitive, with financing for users of Caterpillar equipment available through a variety of sources, principally commercial banks and finance and leasing companies. Cat Financial’s competitors include CIT Group, Citibank, General Electric Capital Corporation, and local banks. In addition, many of the manufacturers that compete with Caterpillar use below-market interest rate programs (subsidized by the manufacturer) to assist machine sales. Caterpillar and Cat Financial work together to provide a broad array of financial merchandising programs around the world to meet these competitive offers.

We continue in our efforts to respond quickly to customers and improve internal processing efficiencies. We believe our web-based Cat FinancExpressSM transaction processing and information tool, currently available in the U.S., Australia, Canada, and France, gives us a competitive advantage in these areas. Cat FinancExpressSM collects information on-line to provide finance quotes and credit decisions, and then prints documents, all in a very short time frame.

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

PART I. ITEM 2. PROPERTIES

Our principal executive offices are located in Nashville, Tennessee. We have 43 offices, of which 8 are located in North America (6 in the United States and 2 in Canada), 20 are in Europe, 10 are in Asia-Pacific, and 5 are in Latin America (see Note 16 of Notes to Consolidated Financial Statements for more information regarding our segments and geographic areas). All offices are leased.

PART I. ITEM 3. LEGAL PROCEEDINGS

We are party to various legal proceedings that arise in the normal course of our business. Although the outcomes of these proceedings cannot be predicted with certainty, we believe the final outcome of any single proceeding or all proceedings in the aggregate would not have a material adverse effect on our consolidated financial position or results of operations or cash flows.

PART II. ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our stock is not publicly traded. Caterpillar is the owner of our one outstanding share. There were no cash dividends declared or paid to Caterpillar in 2004 or 2003.

PART II. ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (DOLLARS IN MILLIONS)

OVERVIEW: 2004 VS. 2003

We experienced strong growth in retail financing, demonstrating our ability to respond to dealer and customer needs for competitive financing and good service worldwide. The credit quality of our portfolio also continued to improve as delinquent accounts reached a six year low.

•	Revenues were a record $1,924, an increase of $188 or 11% compared with the same period last year.
•	Profit after tax was $287, up $31 or 12% from a year ago.
•	New retail financing was a record $9,948, an increase of $1,899 or 24% from last year.
•	Past dues over 30 days were 1.55% of total receivables plus retained interests in wholesale receivables compared with 2.46% at December 31, 2003.
•	Write-offs of bad debts exceeded recoveries by $72 during 2004 compared to $82 during 2003.

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

The residual value, which is the estimated future wholesale market value of leased equipment at the time of the expiration of the lease term, represents a careful analysis of historical wholesale market sales prices, projected forward on a level trend line without consideration for inflation or possible future pricing action. At the inception of the lease, the residual value is derived from consideration of the following critical factors: market size and demand, any known significant market/product trends, total expected hours of usage, machine configuration, application, location, model changes, quantities, and past re-marketing experience. Many impact factors are gathered in an application survey that is completed prior to quotation. The lease agreement also clearly defines applicable return conditions and remedies for non-compliance, in order to ensure that the leased equipment will be in good operating condition upon return. Model changes and updates, as well as market strength and product acceptance, are monitored, and residual adjustments are made in accordance with the significance of any such changes. Remarketing sales staff works closely with customers and dealers to manage the sale of lease returns and the recovery of residual exposure. During the term of the leases, residual amounts are monitored. If estimated market values significantly decline due to economic factors, obsolescence, or other adverse circumstances, the residuals are adjusted to the lower estimated values by a charge to earnings. For equipment on operating leases, the charge is recognized through depreciation expense. For finance leases, it is recognized through a reduction of finance revenue.

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

2004 COMPARED WITH 2003

REVENUES
Wholesale revenue (including revenues related to retained interests in securitized wholesale receivables) and retail finance revenue for 2004 was $1,062, an increase of $110 from 2003. The increase was principally due to an 18% increase in the average receivable plus the average retained interests in securitized wholesale receivables balance outstanding, partially offset by a 36 basis point decrease in the average interest rate. The average interest rate on these assets was 5.93% for 2004 compared with 6.29% for 2003, including the average interest rate on Notes receivable from Caterpillar. This rate is computed by dividing wholesale plus retail finance revenue by the average asset balance, net of unearned income.

Operating lease revenue for 2004 was $722, or $61 higher than 2003 due to an increase in equipment on operating leases that resulted from higher customer demand.

Other revenue for 2004 was $140, an increase of $17 from 2003. The increase was primarily due to a $16 favorable change in gain (loss) on sale of equipment returned from lease (mostly due to an improving market for used equipment), a $10 favorable change in points on forward currency exchange contracts, and $4 higher income related to retained interests in securitized retail receivables. The increases were partially offset by the absence of $9 of interest received in 2003 from Caterpillar Inc. related to prior years’ tax audit settlements and an $8 decrease in gain on sale of receivables. Other revenue items for the years ended December 31, included:
	2004	2003
Fees	$31	$29
Late charge income	24	21
Gain on sale (through securitization and syndication) of receivables*	20	28
Gain (loss) on sale of equipment returned from lease	15	(1)
Dividend income**	14	16
Service fee income on securitized receivables	12	11
Income related to retained interests in securitized retail receivables	11	7
Exchange gain	3	2
Partnership income	3	3
Points on forward currency exchange contracts	2	(8)
Interest from Caterpillar - intercompany effects of IRS audit settlements	-	9
Miscellaneous other revenue, net	5	6
Total other revenue	$140	$123

*See Note 1(J) of Notes to Consolidated Financial Statements for information on gain on sale of securitized receivables.

** In 1st quarter 2001, we established a Canadian partnership with Finning International Incorporated to support its entrance into the Cat Rental Store market in the United Kingdom. In 4th quarter 2004, we dissolved the investment in this partnership with minimal impact to profit. The balance of $335 at the end of 3rd quarter 2004 was included in Other assets on the Consolidated Statement of Financial Position and accounted for under the cost method. Thus, we expect our dividend income to decrease in future periods.

EXPENSES
Interest expense for 2004 was $532, an increase of $49 from 2003. This increase was primarily due to the impact of a 16% increase in average debt levels to fund new finance receivables, retained interests in securitized wholesale receivables during the year, and operating leases, partially offset by the reduction in the average cost of funds of 16 basis points, to 2.98% for 2004 from 3.14% for 2003.

Depreciation expense on equipment leased to others was $575, up $48 over 2003 due to the increase in operating leases discussed in the Revenues section above.

General, operating, and administrative expenses were $279 during 2004 compared to $240 in 2003. The increase principally resulted from increased labor costs to support growth in earning assets and due to inflation. There were 1,399 full-time employees at December 31, 2004, an increase of 117 from December 31, 2003.

The provision for credit losses increased from $101 in 2003 to $105 in 2004. The allowance for credit losses was 1.38% of finance receivables, net of unearned income, plus retained interests in securitized wholesale receivables at December 31, 2004, compared to 1.49% at December 31, 2003. The decrease in the allowance as a percentage of finance receivables reflects our continued decrease in past due receivables, coupled with an overall improvement in general economic conditions. The Notes receivable from Caterpillar are not included in this calculation.

The effective tax rate increased from 31.9% for 2003 to 32.3% for 2004. The increase from 2003 is primarily attributable to a change in the geographic mix of profits, partially offset by a reduction in state income tax liabilities due to adjustments for cumulative changes in state tax rates, changes in company structure, and changes in geographic dispersion of the company’s business and customers.

PROFIT
Profit for 2004 was $287, up $31 from 2003.

On a pre-tax basis, profit was up $48 from 2003. Of the increase, $101 resulted from growth in earning assets, $16 from the favorable change in gain (loss) on sale of equipment returned from lease, and $10 from a favorable change in points on forward exchange contracts. These items were substantially offset by $39 of higher operating expenses, $27 from a decrease in the interest rate spread, the absence of $9 interest received in 2003 from Caterpillar Inc. related to prior years’ tax audit settlements, and an $8 decrease in gain on sale of receivables.

ASSETS
Total assets were $23,572 at December 31, 2004, an increase of $3,581 from December 31, 2003, principally due to growth in finance receivables (retail and wholesale).

During 2004, we financed record new retail business of $9,948, compared to $8,049 in 2003. The increase of $1,899 was primarily related to increased financing in our North America segment.

SECURITIZED AND SYNDICATED ASSETS
We also manage and service receivables that have been sold through securitization or syndication. These receivables are not available to pay our creditors (see Note 4 of Notes to Consolidated Financial Statements for further information).

Off-balance sheet securitized receivables at December 31, were as follows:

	2004		2003
Wholesale receivables securitized	$ -	*	$1,790
Less: Retained interests in securitized wholesale receivables	-		1,550
Off-balance-sheet securitized wholesale receivables	$ -		$ 240

Installment sale contracts securitized	$767		$746
Finance leases securitized	48		67
Less: retained interests (included in Other assets)	73		73
Off-balance-sheet securitized retail receivables	$742		$740

* See Note 4 of Notes to Consolidated Financial Statements for information on the decrease in the securitized wholesale receivables amount.

Syndicated receivables at December 31, were as follows:

	2004	2003
Finance leases	$48	$ -
Installment sale contracts	9	-
Operating leases	2	-
Total syndicated receivables	$59	$ -

PAST DUE RECEIVABLES PLUS RETAINED INTERESTS IN SECURITIZED WHOLESALE RECEIVABLES
Finance receivables (excluding Notes receivable from Caterpillar) plus retained interests in securitized wholesale receivables plus rents receivable for operating leases (included in Other assets) that were past due over 30 days were 1.55% of these assets at December 31, 2004 compared to 2.46% at December 31, 2003. The improvement was due to improved performance across all segments, particularly in North America and Diversified Services, where past dues improved ..90 and 1.23 percentage points, respectively.

Bad debt write-offs, net of recoveries, were $72 for 2004 compared with $82 for 2003. We will continue to monitor the allowance for credit losses to provide for an amount we believe is adequate, after considering the value of any collateral, to cover uncollectible receivables. See Note 2 of Notes to Consolidated Financial Statements for information on the allowance for credit losses.

2003 COMPARED WITH 2002

REVENUES
Wholesale revenue (including revenues related to retained interests in securitized wholesale receivables) and retail finance revenue for 2003 was $952, a decrease of $19 from 2002. The decrease was principally due to an 83 basis point decrease in the average interest rate, mostly offset by an 11% increase in the average receivable plus the average retained interests in securitized wholesale receivables balance outstanding. The average interest rate on these assets was 6.29% for 2003 compared with 7.12% for 2002, which includes the average interest rate on Notes receivable from Caterpillar. This rate is computed by dividing wholesale plus retail finance revenue by the average asset balance, net of unearned income.

Operating lease revenue for 2003 was $661, or $122 higher than 2002 due to the increase in equipment on operating leases that resulted from higher customer demand.

Other revenue for 2003 was $123, an increase of $51 from 2002. The increase was primarily due to increased fees (commitment/buyout fees $4, dealer guarantee fees $4, and documentation fees $2), a favorable change in loss on the sale of equipment returned from lease, interest from Caterpillar Inc. related to the intercompany effects of an audit settlement with the Internal Revenue Service for several prior tax years, and increased income related to retained interests in securitized retail receivables. Other revenue items for the years ended December 31, included:
	2003	2002
Fees	$ 29	$ 19
Gain on sale of receivables *	28	31
Late charge fees	21	19
Dividend income	16	11
Service fee income on securitized receivables	11	10
Interest from Caterpillar - intercompany effects of IRS audit settlements	9	-
Income (loss) related to retained interests in securitized retail receivables	7	(1)
Partnership income	3	7
Exchange gain (loss)	2	(5)
Points on forward exchange contracts	(8)	(13)
Loss on sale of equipment returned from lease	(1)	(10)
Miscellaneous other revenue, net	6	4
Total other revenue	$123	$72

*See Note 1(J) of Notes to Consolidated Financial Statements for information on gain on sale of receivables.

EXPENSES
Interest expense for 2003 was $483, a decrease of $61 from 2002. This decrease was primarily due to the reduction in the average cost of funds of 76 basis points, to 3.14% for 2003 from 3.90% for 2002, partially offset by the impact of a 10% increase in average debt levels that was due to an increase in new finance receivables, retained interests in securitized wholesale receivables, and operating leases.

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

The provision for credit losses decreased from $109 in 2002 to $101 in 2003. The allowance for credit losses was 1.49% of finance receivables plus retained interests in securitized wholesale receivables, net of unearned income, at December 31, 2003, compared to 1.47% at December 31, 2002. The Notes receivable from Caterpillar are not included in this calculation.

The effective tax rate decreased from 36.3% for 2002 to 31.9% for 2003. The decrease from 20022002 is attributable to our foreign subsidiaries that are subject to tax rates other than the statutory U.S. rate (see Note 12 of Notes to Consolidated Financial Statements for more information).

PROFIT
Profit for 2003 was $256, up $63 from 2002. Of the increase in profit, $59 million was due to growth in assets and $38 million to increases in Other revenue, as discussed in the Revenues section above, partially offset by $38 million higher general, operating, and administrative expenses.

ASSETS
Total assets were $19,991 at December 31, 2003, an increase of $2,886 over December 31, 2002, primarily due to additions exceeding collections on finance receivables (wholesale and retail) and retained interests in securitized wholesale receivables.

During 2003, we financed then record new retail business of $8,049, compared to $7,287 in 2002. The increase of $762 was primarily related to increased financing in our Europe and North America segments.

At December 31, 2003, we also serviced $1,053 in receivables sold to others, which consisted of $240 in wholesale receivables under revolving, asset-backed securitization agreements, $746 of installment sale contracts, and $67 of finance leases. These receivables are not available to pay our creditors.

PAST DUE RECEIVABLES PLUS RETAINED INTERESTS IN SECURITIZED WHOLESALE RECEIVABLES
Finance receivables plus retained interests in securitized wholesale receivables plus rents receivable for operating leases (included in Other assets) that were past due over 30 days were 2.46% of the total such assets at December 31, 2003 compared to 3.55% at December 31, 2002. In the Diversified Services segment, there was a $103 reduction in past due receivables (primarily from restructuring two accounts for which payments have been made in accordance with the restructuring agreements). At the same time, the finance receivables plus retained interests in securitized wholesale receivables plus rents receivable grew $2,479, primarily in the Europe and North America segments.

Bad debt write-offs, net of recoveries, were $82 for 2003 compared with $85 for 2002. We will continue to monitor the allowance for credit losses to provide for an amount we believe is adequate, after considering the value of any collateral, to cover uncollectible receivables. See Note 2 of Notes to Consolidated Financial Statements for information on the allowance for credit losses.

CAPITAL RESOURCES AND LIQUIDITY

Operations for 2004 were funded with a combination of borrowings, proceeds from sales of receivables, and retained earnings. We do not generate material funding through structured finance transactions.

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

	2004		2003		2002
	Dealer Receivables	Finance Receivables	Dealer Receivables	Finance Receivables	Dealer Receivables	Finance Receivables
Total proceeds from initial sales of receivables*	$-	$659	$-	$693	$-	$641
Total proceeds from collections reinvested in revolving securitization	$663	$-	$1,099	$-	$1,696	$-

*Proceeds from the initial sales of receivables include cash proceeds and retained interests (see Note 4 of Notes to Consolidated Financial Statements for more information).

During 2004, we began selling retail leases and installment sale contracts through syndications where the investors have limited or no recourse to us (see Note 11 of Notes to Consolidated Financial Statement for more information). We received $61 of proceeds from the sale of such contracts.

Total outstanding borrowings. Total borrowings outstanding at December 31, 2004 were $20,029, an increase of $3,017 over December 31, 2003 due to financing a higher amount of assets. Outstanding borrowings at December 31, 2004 consisted of:

$13,987 of medium-term notes
$ 4,372 of commercial paper
$ 482 of variable denomination floating rate demand notes
$ 370 of short-term bank borrowings
$ 333 of notes payable to Caterpillar
$ 240 of collateralized trust obligation
$ 237 of long-term bank borrowings
$ 8 of loans from a company-owned partnership

Of the $4,372 of commercial paper, $399 has a built-in feature to extend the maturity a maximum of 390 days from the initial issue date.

Revolving credit lines.  We participate in two global credit facilities with a syndicate of banks totaling $5,000 available in the aggregate to both Caterpillar and Cat Financial to support commercial paper programs. Based on management's allocation decision, which can be revised at any time, the portion of the facility available to Cat Financial at December 31, 2004 was $4,400. The five-year facility of $2,500 expires in September 2009. The 364-day facility of $2,500 expires in September 2005 and contains a provision that allows Caterpillar or Cat Financial to obtain a one-year loan for up to the full amount of that facility in September 2005 that would mature in September 2006.

In addition to the syndicated global credit facilities, we also have an A$50 (USD equivalent = $39) credit facility with one bank to support our Australian subsidiary's commercial paper program.

At December 31, 2004, there were no borrowings under these lines, and we were in compliance with all debt covenants, except our debt-to-equity ratio, as defined under the revolving credit facilities, which was 8.23 to 1 at December 31, 2004. By covenant, this is not to exceed 8.00 to 1 at year-end (8.5 to 1 on a moving six-month average at other than year-end). The higher year-end ratio was primarily the result of unexpected record levels of financing activity in the 4th quarter, particularly in December. We have received a year-end leverage covenant waiver from our banks and expect to be in compliance with all revolving credit agreement covenants throughout 2005. During the year, Caterpillar did not contribute any additional capital to Cat Financial. See Note 7 of Notes to Consolidated Financial Statements for additional information.

Short-term credit lines from banks. These credit lines total $1,052 and will be eligible for renewal at various future dates or have no specified expiration date. They are used for local bank borrowings of subsidiaries. At December 31, 2004, we had $370 outstanding against these credit lines compared to $183 at December 31, 2003.

Variable amount lending agreements with Caterpillar. Under these agreements, we may borrow up to $1,650 from Caterpillar, and Caterpillar may borrow up to $1,239 from us. The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice. We had notes payable of $333 and notes receivable of $120 outstanding under these agreements at December 31, 2004, compared to notes payable of $475 and notes receivable of $378 outstanding at December 31, 2003.

Contractual obligations. We have committed cash outflow related to long-term debt, operating lease agreements, and purchase agreements. Minimum payments for these obligations are:

	2005	2006	2007	2008	2009	After 2009	Total
Long-term debt	$3,519	$4,130	$2,560	$1,127	$1,695	$1,201	$14,232
Interest payable on long-term debt	408	288	194	130	72	192	1,284
Operating leases	13	12	11	11	10	43	100
Purchase obligations	206	-	-	-	-	-	206
Total contractual obligations	$4,146	$4,430	$2,765	$1,268	$1,777	$1,436	$15,822

These contractual obligations do not include unused commitments and lines of credit for dealers and customers discussed in Note 11 of Notes to Consolidated Financial Statements.

Off-balance sheet arrangements. We did not have guarantee contingent liabilities with at least a reasonably likely chance of occurrence at December 31, 2004. Please refer to Note 11 of Notes to Consolidated Financial Statements for additional information on our guarantee contingent liabilities. Also, we lease all our facilities rather than acquire them, where the acquisition would require us to recognize a liability for the financing. The above table shows our minimum payments for operating leases of offices and other property.
To maintain an alternative funding source, we periodically (generally once a year) securitize retail installment sale contracts and finance leases. In this process, these finance receivables are sold into a public asset-backed securitization trust. The investors and the securitization trusts have no recourse to us for failure of debtors to pay when due. The trusts, bankruptcy remote qualified special purpose entities (QSPEs) that are not consolidated in our financial statements, held total assets of $815 related to these securitizations at year-end 2004 ($813 at year-end 2003). We use QSPEs in a manner consistent with conventional practices in the securitization industry to isolate these finance receivables, which are secured by new and used equipment, for the benefit of securitization investors. Our sensitivity analysis indicated that the impact of a 20% adverse change in individual assumptions used to calculate the fair value of all our retained interests at December 31, 2004 would be less than $2 (less than $2 at December 31, 2003).
The use of the QSPEs enables us to access the U.S. securitization market for the sale of these types of financial assets. The amounts of funding from securitizations reflect such factors as capital market accessibility, relative costs of funding sources, and assets available for securitization. In 2004, we had total proceeds from initial sales of these receivables of $659 ($693 in 2003) and recognized a pre-tax gain of $13 ($22 in 2003). Subordinated retained interests in the public securitizations from current and earlier years totaled $73 at year-end 2004 and 2003.
    We also utilize a revolving securitization structure whereby eligible dealer receivables purchased from Caterpillar are initially securitized into a trust. The trust subsequently issues a certificate collateralized by a portion of these dealer receivables to third party purchasers with a corresponding reduction in our retained interests in the trust. The trust was a QSPE and thus was not consolidated in 2003. Due to a high volume of dealer receivable financing activity in 2004, we held more than 90% of the beneficial interest of the trust in the form of retained interests. Thus, in accordance with the provisions of Statement of Financial Accounting Standard 140 (SFAS 140) “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”, we are consolidating the trust in 2004. In 2003, because the trust was not consolidated, the outstanding principal balance of the collateralized certificate was not included in our Consolidated Statement of Financial Position. The balance of retained interests in securitized wholesale receivables was $1,550 at year-end 2003. Due to the short-term nature of the retained interests, carrying amount approximated fair value.

Cash flows. Net cash provided by operating activities was $783, an increase of $179 from 2003, primarily due to the increase in profit adjusted for non-cash items of $97 and a decrease in the use of cash of $65 for various receivables from customers and others. Net cash used for investing activities increased from $2,122 in 2003 to $3,212 in 2004 mostly due to greater additions, net of collections, related to finance receivables plus retained interests in securitized wholesale receivables of $1,434 and due to less proceeds from sales of receivables of $397, partially offset by the net change in cash flows related to the Notes receivable from Caterpillar of $297 and flows related to Investment in partnerships of $282 (principally related to the 4th quarter 2004 receipt related to dissolving the Canadian partnership with Finning; funds were used to pay down debt). Net cash provided by financing activities was $2,449, an increase of $969 from 2003, due to a decrease in payments on long-term debt of $802, an increase in short-term borrowings of $405, and the net change in cash flows related to Payable to Caterpillar -borrowings of $217, partially offset by a decrease in proceeds from long-term debt of $455.

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

Based on our sensitivity analysis, assuming no new fixed-rate assets funded by floating rate liabilities were extended and no further action was taken to alter our current interest rate sensitivity, the impact of a 100 basis point rise in interest rates is an estimated $13 increase to interest expense for 2005. The estimated impact for 2004 was $18. Although we believe this measure provides a meaningful estimate of our interest rate sensitivity, it does not adjust for other factors that impact our interest expense. Accordingly, no assurance can be given that actual results would be consistent with the results of our estimate. Our analysis does not necessarily represent our current outlook of future market interest rate movement.

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

PART II. ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by Item 8 is included following the Report of Independent Registered Public Accounting Firm.

PART II. ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Exchange Act Rule 13a-15(e). Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this filing.

The management of Cat Financial is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we concluded that, as of December 31, 2004, our internal control over financial reporting was effective based on those criteria.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their report appears immediately following Management’s Report on Internal Control over Financial Reporting.

PART III. ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

As a wholly-owned subsidiary of Caterpillar Inc., our principal accountant fees and services are subject to Caterpillar Inc.'s Audit Committee pre-approval policies and procedures described in its Proxy. This Proxy can be located at www.cat.com/about_cat/investor_information/05_SEC_filings/SEC_filings.html. Other than these policies and procedures, the information contained at this site is not incorporated by reference in this filing. During 2004, all services provided by the external auditor were pre-approved by Caterpillar’s Audit Committee in accordance with such policy.

Fees paid to Cat Financial auditors' firms were comprised of the following (in millions):

	2004	2003
Audit Fees	$ 3.0	$ 1.7
Tax Fees [1]	.1	.1

Total	$ 3.1	$ 1.8

1 "Tax Fees" include, among other things, tax return preparation and review and advising on the impact of changes in local tax laws.

PART IV. ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   The following documents are filed as part of this report.
1. Financial Statements
•  Report of Independent Auditors
•  Consolidated Statement of Financial Position
•  Consolidated Statement of Profit
•  Consolidated Statement of Changes in Stockholder's Equity
•  Consolidated Statement of Cash Flows
•  Notes to Consolidated Financial Statements

(b)   Exhibits

3.1	Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Company's Form 10, as amended, Commission File No. 0-13295).
3.2	Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the Company's Annual Report on Form 10-K, for the year ended December 31, 1990, Commission File No. 0-13295).
4.1
Indenture, dated as of April 15, 1985, between the Company and Morgan Guaranty Trust Company of New York, as Trustee, including form of Debt Security (see Table of Contents to Indenture) (incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-3, Commission File No. 33-2246).

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

10.1	Tax Sharing Agreement, dated as of June 21, 1984, between the Company and Caterpillar (incorporated by reference from Exhibit 10.3 to the Company's Form 10, as amended, Commission File No. 0-13295).
12	Statement Setting Forth Computation of Ratio of Profit to Fixed Charges of Caterpillar Financial Services Corporation and subsidiaries.
23	Consent of Registered Public Accounting Firm.
31
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

Caterpillar Financial Services Corporation
(Registrant)

Dated: February 24, 2005	By: /s/ Michael G. Sposato
Michael G. Sposato, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date	Signature	Title

February 24, 2005	/s/ James S. Beard James S. Beard	President, Director, and Chief Executive Officer

February 24, 2005	/s/ Steven H. Wunning Steven H. Wunning	Director

February 24, 2005	/s/ Edward J. Scott Edward J. Scott	Executive Vice President and Chief Financial Officer

February 24, 2005	/s/ Steven R. Elsesser Steven R. Elsesser	Controller

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Caterpillar Financial Services Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on our assessment we concluded that, as of December 31, 2004, the Company’s internal control over financial reporting was effective based on those criteria.
Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which immediately follows this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Caterpillar Financial Services Corporation:

We have completed an integrated audit of Caterpillar Financial Services Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Caterpillar Financial Services Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting
Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audits. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP

Peoria, Illinois
February 24, 2005

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
At December 31,
(Dollars in Millions, except share data)
	2004	2003	2002
Assets:
Cash and cash equivalents	$98	$69	$100
Finance receivables (Notes 2 and 3)
Retail notes receivable	4,580	4,372	3,979
Wholesale notes receivable	4,789	1,674	1,553
Notes receivable from Caterpillar (Note 14)	120	378	335
Finance leases and installment sale contracts - Retail	11,769	9,510	8,292
Finance leases and installment sale contracts - Wholesale	185	159	129
	21,443	16,093	14,288
Less: Unearned income	1,261	1,046	995
Allowance for credit losses	278	241	207
Total net finance receivables	19,904	14,806	13,086

Retained interests in securitized wholesale receivables (Note 4)	-	1,550	1,145

Equipment on operating leases,
less accumulated depreciation (Note 5)	2,569	2,319	1,961
Deferred income taxes (Note 12)	28	19	11
Other assets	973	1,228	802
Total assets	$23,572	$19,991	$17,105

Liabilities and stockholder's equity:
Payable to dealers and others	$221	$177	$155
Payable to Caterpillar - other (Note 14)	23	16	10
Accrued expenses	179	175	190
Income taxes payable	23	54	15
Payable to Caterpillar - borrowings (Note 14)	333	475	795
Short-term borrowings (Note 8)	5,464	4,510	3,936
Current maturities of long-term debt (Note 9)	3,519	2,943	3,654
Long-term debt (Note 9)	10,713	9,084	6,368
Deferred income taxes and other liabilities (Note 12)	377	259	167
Total liabilities	20,852	17,693	15,290

Commitments and contingent liabilities (Note 11)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid in amount)	745	745	745
Retained earnings	1,690	1,403	1,147
Accumulated other comprehensive income/(loss)	285	150	(77)
Total stockholder's equity	2,720	2,298	1,815

Total liabilities and stockholder's equity	$23,572	$19,991	$17,105

See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENT OF PROFIT
For the Years Ended December 31,
(Dollars in Millions)

	2004	2003	2002
Revenues:
Wholesale	$211	$164	$173
Retail finance	851	788	798
Operating lease	722	661	539
Other	140	123	72
Total revenues	1,924	1,736	1,582

Expenses:
Interest	532	483	544
Depreciation on assets leased to others	575	527	415
General, operating, and administrative	279	240	202
Provision for credit losses	105	101	109
Other	9	9	9
Total expenses	1,500	1,360	1,279

Profit before income taxes	424	376	303

Provision for income taxes (Note 12)	137	120	110
Profit	$287	$256	$193

See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY
For the Years Ended December 31,
(Dollars in Millions)

	2004		2003		2002
Common stock at paid-in amount:
Balance at beginning of year	$745		$745		$745
Balance at year-end	745		745		745

Retained earnings:
Balance at beginning of year	1,403		1,147		954
Profit	287	$287	256	$256	193	$193
Balance at year-end	1,690		1,403		1,147

Accumulated other comprehensive income/ (loss):
Foreign currency translation adjustment
Balance at beginning of year	163		(38)		(126)
Aggregate adjustment for year	115	115	201	201	88	88
Balance at year-end	278		163		(38)
Interest rate derivative instruments (net of tax) (Notes 1F and 10)
Balance at beginning of year [net of tax of: 2004 - $(9); 2003 - $(20); 2002 - $(18)]	(18)		(40)		(36)
Losses deferred during year [net of tax of: 2004 - $(17); 2003 - $(8); 2002 - $(23)]	(31)	(31)	(15)	(15)	(45)	(45)
Losses reclassed to earnings during year [net of tax of: 2004 - $27; 2003 - $19; 2002 - $21]	49	49	37	37	41	41
Balance at year-end [net of tax of: 2004 - $1; 2003 - $(9); 2002 - $(20)]	-		(18)		(40)
Other instruments (net of tax)
Balance at beginning of year	5		1		2
Aggregate adjustment for year	2	2	4	4	(1)	(1)
Balance at year-end	7		5		1
Total accumulated other comprehensive income/(loss)	285		150		(77)

Comprehensive income		$422		$483		$276

Total stockholder's equity	$2,720		$2,298		$1,815

See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Years Ended December 31, (Dollars in Millions)
	2004	2003	2002
Cash flows from operating activities:
Profit	$287	$256	$193
Adjustments for non-cash items:
Depreciation of equipment on operating leases and non-leased equipment	597	547	434
Amortization of purchased discount	(137)	(115)	(131)
Provision for credit losses	105	101	109
Gain on sale of receivables	(20)	(28)	(31)
Other	18	(8)	26
Changes in assets and liabilities:
Receivables from customers and others	(40)	(105)	-
Other receivables/payables with Caterpillar	15	(4)	6
Payable to dealers and others	30	13	(6)
Accrued expenses	(40)	(91)	1
Income taxes payable	(33)	36	-
Other assets and liabilities, net	1	2	(23)
Net cash provided by operating activities	783	604	578

Cash flows from investing activities:
Acquisitions, net of cash acquired	-	-	(245)
Expenditures for equipment on operating leases and for non-leased equipment	(1,228)	(1,136)	(1,075)
Proceeds from disposals of equipment	646	640	473
Additions to finance receivables	(20,556)	(12,607)	(11,190)
Collections of finance receivables	16,963	9,802	8,306
Additions to retained interests in securitized wholesale receivables	(6,686)	(7,447)	(6,433)
Collections of retained interests in securitized wholesale receivables	5,722	7,129	5,917
Proceeds from sales of receivables	1,363	1,760	2,310
Notes receivable from Caterpillar	245	(52)	(82)
Proceeds from sale of partnership investment	290	-	-
Investment in partnerships	4	12	1
Other, net	25	(223)	10
Net cash used for investing activities	(3,212)	(2,122)	(2,008)

Cash flows from financing activities:
Payable to Caterpillar - borrowings	(159)	(376)	571
Proceeds from long-term debt	5,051	5,506	3,889
Payments on long-term debt	(2,972)	(3,774)	(3,114)
Short-term borrowings, net	529	124	53
Net cash provided by financing activities	2,449	1,480	1,399

Effect of exchange rate changes on cash	9	7	12

Net change in cash and cash equivalents	29	(31)	(19)

Cash and cash equivalents at beginning of year	69	100	119

Cash and cash equivalents at end of year	$98	$69	$100

See Notes to Consolidated Financial Statements.
All short-term investments, which consist primarily of highly liquid investments with original maturities of less than three months, are considered to be cash equivalents.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN MILLIONS)

NOTE 1 - SUMMARY OF SIGNICANT ACCOUNTING POLICIES

A. Basis of consolidation
Caterpillar Financial Services Corporation, a Delaware corporation organized in 1981 (together with its subsidiaries, "Cat Financial"), is a wholly owned finance subsidiary of Caterpillar Inc. (together with its other subsidiaries, "Caterpillar" or "Cat"). Our primary business is to provide retail-financing alternatives for Caterpillar products to customers and dealers around the world. Such retail financing is primarily comprised of financing of Caterpillar equipment, machinery, or engines. In addition, we also provide financing for vehicles, power generation facilities, and marine vessels that, in most cases, incorporate Caterpillar products. We also provide wholesale financing to Caterpillar dealers and purchase short-term dealer receivables from Caterpillar.

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
•
Retail finance revenue on finance leases, installment sale contracts, and governmental (non-federal) tax leases is recognized over the term of the contract at a constant rate of return on the scheduled outstanding principal balance.

•	Operating lease revenue is recorded on a straight-line basis in the period earned over the life of the contract.
•
Wholesale revenue on dealer inventory, rental fleets, rental stores, short-term dealer receivables, and on retained interests in securitized wholesale receivables is recognized based on the daily balance of wholesale receivables outstanding and the applicable effective interest rate.

•	Loan origination and commitment fees over five hundred dollars are deferred and then amortized to finance revenue using the interest method over the life of the finance receivables.

Recognition of income is suspended when management determines that collection of future income on loans or finance leases is not probable (generally after 120 days past due). Accrual is resumed, and previously suspended income is recognized, when the receivable becomes contractually current and/or collection doubts are removed. Cash receipts on impaired loans or finance leases are recorded against the receivable and then to any unrecognized income. A loan or finance lease is considered impaired when the investment in the contract or equipment exceeds the expected proceeds, including disposition of underlying collateral if applicable.

C. Depreciation
Depreciation for equipment on operating leases is recognized using the straight-line method over the lease term, typically one to seven years. The depreciable basis is the original cost of the equipment less the estimated residual value of the equipment at the end of the lease term.

D. Residual values
The residuals for leases classified as operating leases, in accordance with Statement of Financial Accounting Standards No. 13 (SFAS 13) “Accounting for Leases”, are included in Equipment on operating leases. The residuals for leases classified as capital leases, in accordance with SFAS 13, are included in Finance leases and installment sale contracts.

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

All derivatives are recognized on the balance sheet at their fair value. All derivatives in a net receivable position are included in Other assets, and those in a net liability position are included in Accrued expenses. Cash flows related to these instruments are reflected in the operating activities section of the Consolidated Statement of Cash Flows. On the date the derivative contract is entered into, we designate the derivative as (1) a hedge of the fair value of a recognized liability ("fair value" hedge), (2) a hedge of a forecasted transaction or the variability of cash flow to be paid ("cash flow" hedge), or (3) an "undesignated" instrument. Changes in the fair value of a derivative that is qualified, designated, and highly effective as a fair value hedge, along with the gain or loss on the hedged liability that is attributable to the hedged risk, are recorded in current earnings. Changes in the fair value of a derivative that is qualified, designated, and highly effective as a cash flow hedge are recorded in other comprehensive income until earnings are affected by the forecasted transaction or the variability of cash flow, and are then reported in current earnings. Changes in the fair value of undesignated derivative instruments and the ineffective portion of designated derivative instruments are reported in current earnings.

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

We also formally assess, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flow of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, we discontinue hedge accounting prospectively, in accordance with Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). Please refer to Note 10 for more information on derivatives, including the methods used to account for them.

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
When retail finance receivables are securitized, we retain interest in the receivables in the form of interest-only strips, servicing rights, cash reserve accounts, and subordinated certificates. Gains or losses on the sale are dependent upon the purchase price being allocated between the carrying value of the receivables sold and the retained interests based upon their relative fair value. We estimate fair value based upon the present value of future expected cash flows using key assumptions for credit losses, prepayment speeds, forward yield curves, and discount rates. The retained interests in the retail finance receivables are included in Other assets on the Consolidated Statement of Financial Position.
When wholesale finance receivables are securitized, we retain interests in the receivables in the form of certificates. The fair value of these certificated retained interests approximates carrying value due to their short-term nature. The gain on sale of these receivables, which is included in Other revenue, is principally the difference between the unearned discount on the sold portion less the related costs over their remaining term.
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

L. New accounting standards
In December 2003, the Accounting Standards Executive Committee (AcSEC) of the AICPA issued Statement of Position 03-3 (SOP 03-3), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in business combinations; it does not apply to loans originated by the entity. This SOP is effective for loans or debt securities acquired effective January 1, 2005. The adoption of SOP 03-3 is not expected to have a material impact on our financial statements.

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151 (SFAS 151), "Inventory Costs an amendment of APB No. 43, Chapter 4." SFAS 151 discusses the general principles applicable to the pricing of inventory. Paragraph 5 of ARB 43, Chapter 4 provides guidance on allocating certain costs to inventory. This Statement amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of production facilities. This new accounting standard is effective January 1, 2006. The adoption of SFAS 151 is not expected to have any impact on our financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (SFAS 153), "Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29." SFAS 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 “Accounting for Nonmonetary Transactions” and replaces it with an exception for exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. As required by SFAS 153, we will adopt this new accounting standard effective July 1, 2005. The adoption of SFAS 153 is not expected to have any impact on our financial statements.

NOTE 2 - RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

The contractual maturities and future minimum lease payments of outstanding receivables, at December 31, 2004 were:

Amounts due in	Retail Installment Sale Contracts	Wholesale Installment Sale Contracts	Retail Finance Leases	Wholesale Finance Leases	Retail Notes	Wholesale Notes	Total

2005	$2,361	$40	$1,804	$23	$1,741	$4,335	$10,304
2006	1,712	12	1,355	17	767	189	4,052
2007	1,089	7	820	16	536	133	2,601
2008	576	1	445	11	395	116	1,544
2009	189	-	210	5	366	11	781
Thereafter	47	-	242	-	775	5	1,069
	5,974	60	4,876	72	4,580	4,789	20,351
Residual value	-	-	919	53	-	-	972
Less: Unearned income	534	1	550	14	56	106	1,261

Total	$5,440	$59	$5,245	$111	$4,524	$4,683	$20,062
Add: Caterpillar notes receivable							120
Less: Allowance for credit losses							278
Total net finance receivables							$19,904

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

	2004	2003	2002
Total investment in impaired loans/finance leases at December 31,	$181	$275	$366
Less: Impaired loans/finance leases for which there is no related allowance for credit losses (due to the fair value of underlying collateral)	130	177	233
Impaired loans/finance leases for which there is a related allowance for credit losses	$51	$98	$133

Average investment in impaired loans/finance leases	$265	$321	$292

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
	2004	2003	2002
Investment in loans/finance leases on non-accrual status at December 31,	$176	$233	$370
Investment in loans/finance leases past due over 90 days and still accruing	$11	$25	$72

In estimating the allowance for credit losses, we review accounts that are past due, non-performing, or in bankruptcy.

Allowance for credit losses activity for the year ended December 31,
	2004	2003	2002
Balance at beginning of year	$241	$207	$177
Provision for credit losses	105	101	109
Receivables written off	(88)	(104)	(103)
Recoveries on receivables previously written off	16	22	18
Adjustment related to sale of finance receivables	(6)	(4)	(4)
Foreign currency translation adjustment	10	19	10

Balance at end of year	$278	$241	$207

The increase in the allowance for credit losses is directly related to the continuing growth of our finance receivables.

NOTE 3 - FINANCE LEASES

The components of finance leases at December 31, were as follows:

	2004	2003	2002
Total minimum lease payments receivable	$4,948	$4,161	$3,794
Estimated residual value of leased assets:
Guaranteed	431	369	306
Unguaranteed	541	563	604
	5,920	5,093	4,704
Less: Unearned income	564	512	525

Net finance leases	$5,356	$4,581	$4,179

NOTE 4 - SECURITIZED ASSETS

The securitization facilities involved in our retail securitizations are qualifying special-purpose entities (QSPEs) and thus, in accordance with Statement of Financial Accounting Standard 140 (SFAS 140) “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”, are not consolidated. We also utilize a revolving securitization structure in our wholesale securitizations whereby eligible dealer receivables purchased from Caterpillar are initially securitized into a trust. The trust subsequently issues a collateralized trust obligation certificate (CTO) to third party purchasers for their portion of these receivables. The trust also issues a transferor certificate (certificated retained interests) to us for the portion not represented by the CTO. For 2002 and 2003 and through August of 2004, the trust was a QSPE and thus in accordance with SFAS 140 was not consolidated. The outstanding principal balance of the CTO was not included in our Consolidated Statement of Financial Position during these periods. The certificated retained interests are included in Retained interests in securitized wholesale receivables in our Consolidated Statement of Financial Position. Due to a high volume of dealer receivable financing activity from September through December 2004, our certificated retained interests in the trust exceeded 90% of the fair value of trust assets. Thus, during this period, the trust did not qualify as a QSPE as defined by SFAS 140. We therefore consolidated the trust in accordance with FIN 46R, “Consolidation of Variable Interest Entities” (revised) as it represents a variable interest entity for which we are the primary beneficiary. Legally, the receivables have been sold to the trust and are not assets of Cat Financial and are not available to our creditors.

As of December 31, 2004, the assets of the trust of $2,587 are included in Wholesale notes receivable in our Consolidated Statement of Financial Position and the CTO of $240 is included in Short-term borrowings (see Note 8 of Notes to Consolidated Financial Statements).

Other than the certificated retained interests, the investors and the securitization facilities have no recourse to our assets for failure of debtors to pay when due.

Off-balance-sheet securitized receivables at December 31, were as follows:

	2004	2003	2002
Wholesale receivables securitized	$ -	$1,790	$1,385
Less: Retained interests in securitized wholesale receivables	-	1,550	1,145
Off-balance-sheet securitized wholesale receivables	$ -	$ 240	$ 240

Installment sale contracts securitized	$767	$746	$655
Finance leases securitized	48	67	71
Less: retained interests (included in Other assets)	73	73	47
Off-balance-sheet securitized retail receivables	$742	$740	$679

These receivables are not available to pay our creditors.

Wholesale Receivables
We purchase Caterpillar North American dealer trade receivables at a discount. The discount is an estimate of the amount of revenue that would be earned at a market rate on the receivables over their expected life. We receive an annual service fee of approximately 1.0% of the average outstanding principal balance of the CTO. Discount on the portion of the receivables that are not sold is amortized on an effective yield basis over the life of the receivables and recognized as Wholesale finance revenue. Because the receivables are short-term in nature, the carrying amount approximates the fair value, and the gain, included in Other revenue, is principally the difference between the unearned discount on the sold portion less the related costs over their remaining term. Expected credit losses are assumed to be 0% because dealer receivables have historically had no losses and none are expected in the future. During 2004, 2003, and 2002, we recognized a pre-tax gain on the sale of dealer receivables of $5, $6, and $12, respectively.

The certificated retained interests in sold dealer receivables were $0, $1,550, and $1,145 as of December 31, 2004, 2003, and 2002, respectively, and are separately identified in the Consolidated Statement of Financial Position.

Retail Installment Sale Contracts and Finance Leases
During 2004, 2003, and 2002, we securitized retail installment sale contracts and finance leases into public asset-backed securitization facilities. These finance receivables, which are being held in securitization trusts, are secured by new and used equipment. We retained servicing responsibilities and subordinated interests related to these securitizations. Subordinated interests include subordinated certificates with an initial fair value of $8 ($9 in 2003 and $8 in 2002), an interest in future cash flows (excess) with an initial fair value of $2 ($14 in 2003 and $11 in 2002), and reserve accounts each with an initial fair value of $10 in 2004, 2003, and 2002. Our retained interests are generally subordinate to the investors' interests. A net gain of $13 was recognized on the 2004 transaction ($22 in 2003 and $18 in 2002). Significant assumptions used to estimate the fair value of the retained interests (excess and the reserve account) and subordinated certificates at the time of the transaction were:

	2004	2003	2002
Discount rate	10.7%	11.0%	10.9%
Weighted-average prepayment rate	14.0%	14.0%	14.0%
Expected credit losses	1.0%	1.0%	1.0%

During 2004, 2003, and 2002, we also serviced finance receivables in the form of installment sale contracts and finance lease contracts that we securitized, for which we receive an annual servicing fee of approximately 1.0% of the unpaid note value.

As of December 31, 2004, 2003, and 2002, the subordinated retained interests in the public securitizations totaled $73, $73, and $47, respectively. Key assumptions used to determine the fair value of the retained interests were:

	2004	2003	2002
Cash flow discount rates on retained interests and subordinated tranches	10.7%	9.1-10.8%	9.0-10.7%
Weighted-average maturity in months	28	27	29
Average prepayment rate	14.0%	14.0%	14.0%
Expected credit losses	1.0%	1.0%	1.0%

Cash flows from securitizations
	2004		2003		2002
	Dealer Receivables	Finance Receivables	Dealer Receivables	Finance Receivables	Dealer Receivables	Finance Receivables
Cash proceeds from initial sales of receivables	$-	$639	$-	$661	$-	$614
Proceeds from collections reinvested in revolving securitization*	$663	$-	$1,099	$-	$1,696	$-
Proceeds from collections of retained interests in securitized wholesale receivables*	$5,722	$-	$9,802	$-	$8,306	$-
Servicing fees received	$2	$9	$2	$8	$3	$7
Other cash flows received on retained interests	$-	$34	$-	$15	$-	$33

* For 2004, proceeds include only the periods the trust was a QSPE.

Characteristics of securitized retail receivables
	2004	2003	2002
Total securitized principal balance	$815	$813	$726
Average securitized principal balance for the year ended December 31	$873	$884	$619
Loans > 30 days past due at year end	$26	$34	$32
Net credit losses during the year	$4	$6	$5

Characteristics of securitized wholesale receivables
	2004	2003	2002
Collateralized trust obligation balance	$-	$240	$240
Average collateralized trust obligation for the year ended December 31*	$240	$240	$324
Average certificated retained interests in securitized wholesale receivables*	$1,936	$1,350	$1,012

* For 2004, average balances include only the periods the trust was a QSPE.

To estimate the impact on our income of changes to the key economic assumptions used to estimate the fair value of residual cash flows in retained interests from retail finance receivable securitizations, we compute a "shocked" fair value of retained interests. The difference between the current fair value and the "shocked" fair value is an estimate of our sensitivity to a change in the assumptions. We determine the "shocked" fair value by applying 10% and 20% adverse changes to individual assumptions used to calculate the fair value at December 31, 2004. This estimate does not adjust for other variations that may occur should one of the assumptions actually change. Accordingly, no assurance can be given that actual results would be consistent with the results of our estimate. Our sensitivity analysis indicated that the impact of a 20% adverse change in individual assumptions used to calculate the fair value of all our retained interests at December 31, 2004, 2003, and 2002 would be less than $2.
For our retained interests in securitized wholesale receivables, carrying amount approximated fair value due to the short-term nature of these receivables.

NOTE 5 - EQUIPMENT ON OPERATING LEASES

Components of equipment on operating leases, less accumulated depreciation at December 31, were as follows:

	2004	2003	2002
Equipment on operating leases, at cost	$3,720	$3,357	$2,735
Less: Accumulated depreciation	1,151	1,038	774

Equipment on operating leases, net	$2,569	$2,319	$1,961

At December 31, 2004, scheduled minimum rental payments for operating leases were as follows:

2005	2006	2007	2008	2009	Thereafter	Total
$600	$438	$278	$150	$70	$31	$1,567

NOTE 6 - CONCENTRATION OF CREDIT RISK

Our portfolio is primarily comprised of receivables under installment sale contracts, receivables arising from leasing transactions, notes receivable, and retained interests in securitized wholesale receivables. Percentages of the total value of our portfolio (total net finance receivables plus retained interests in securitized wholesale receivables plus equipment on operating leases, less accumulated depreciation) represented by each financing plan at December 31, were as follows:

	2004	2003	2002
Retail Financing:
Installment sale contracts	24%	22%	20%
Tax leases	19%	20%	20%
Customer loans	16%	19%	18%
Finance (non-tax) leases	14%	14%	16%
Dealer loans	4%	6%	8%
Government lease-purchase contracts	1%	1%	1%
Wholesale financing, including retained interests in securitized wholesale receivables	22%	18%	17%

Receivables from customers in construction-related industries made up approximately one-third of total finance receivables plus retained interests in securitized wholesale receivables at December 31, 2004, 2003, and 2002. No single customer or dealer represented a greater than 10% concentration of credit risk. We typically maintain a security interest in retail financed equipment and require physical damage insurance coverage on all financed equipment. For information concerning business segments see Note 16.

Regarding our derivative instruments, collateral is not required of the counterparties or of our company. We do not anticipate non-performance by any of the counterparties. Our exposure to credit loss in the event of non-performance by the counterparties is limited to only those gains that we have recorded, but have not yet received cash payment. At December 31, 2004, 2003, and 2002, the exposure to credit loss was $78, $88, and $86, respectively. For information concerning derivatives see Note 10.

NOTE 7 - CREDIT LINES

At December 31, 2004, we had the following credit lines available:

Revolving credit lines.  We participate in two global credit facilities with a syndicate of banks totaling $5,000 available in the aggregate to both Caterpillar and Cat Financial to support commercial paper programs. Based on management's allocation decision, which can be revised at any time, the portion of the facility available to Cat Financial at December 31, 2004 was $4,400. The five-year facility of $2,500 expires in September 2009. The 364-day facility of $2,500 expires in September 2005 and contains a provision that allows Caterpillar or Cat Financial to obtain a one-year loan for up to the full amount of the facility in September 2005 that would mature in September 2006.

In addition to the syndicated global credit facilities, we also have an A$50 (USD equivalent = $39) credit facility with one bank to support our Australian subsidiary's commercial paper program.

The revolving credit facilities require us to maintain a consolidated ratio of profit before taxes plus fixed charges to fixed charges at no less than 1.15 to 1 for each quarter; total debt to total stockholder's equity, as defined by agreement, may not exceed 8.0 to 1 at year-end (8.5 to 1 on a moving six-month average at other than year-end); and net worth must be at least $20. At December 31, 2004, there were no borrowings under these lines, and we were in compliance with all debt covenants, except our debt-to-equity ratio, as defined under the revolving credit facilities, which was 8.23 to 1 at December 31, 2004. By covenant, this is not to exceed 8.00 to 1 at year-end. The higher year-end ratio was primarily the result of unexpected record levels of financing activity in the 4th quarter, particularly in December. We have received a year-end leverage covenant waiver from our banks.

Short-term credit lines from banks. These credit lines total $1,052 and will be eligible for renewal at various future dates or have no specified expiration date. They are used for local bank borrowings of subsidiaries. At December 31, 2004, we had $370 outstanding against these credit lines compared to $183 at December 31, 2003.

Variable amount lending agreements with Caterpillar. Under these agreements, we may borrow up to $1,650 from Caterpillar, and Caterpillar may borrow up to $1,239 from us. The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice. We had notes payable of $333 and notes receivable of $120 outstanding under these agreements at December 31, 2004, compared to notes payable of $475 and notes receivable of $378 at December 31, 2003. Please refer to Note 14 for more information concerning activity under these lines.

NOTE 8 - SHORT-TERM BORROWINGS

Short-term borrowings outstanding at December 31 were comprised of the following:

	2004		2003		2002
	Balance	Avg. Rate	Balance	Avg. Rate	Balance	Avg. Rate

Commercial paper, net	$4,372	2.5%	$3,912	2.1%	$3,507	2.5%
Payable to banks	370	6.6%	183	7.9%	174	6.4%
Variable denomination floating rate demand notes	482	2.3%	415	2.3%	255	2.8%
Collateralized trust obligation*	240	2.3%	-		-
Total	$5,464		$4,510		$3,936

*This relates to consolidating the dealer securitization trust described in Note 4 of the Notes to the Consolidated Financial Statements.

The decrease from 2003 to 2004 of 1.3% in the average rate for Payable to banks is primarily due to the increase in debt in foreign countries with lower interest rates. The increase from 2002 to 2003 of 1.5% was primarily due to the increase in debt in foreign countries with higher interest rates.

Additional information about our short-term debt is as follows for the years ended December 31:
	2004	2003	2002
Average short-term borrowings	$4,654	$3,784	$3,642
Weighted average annual interest rate	2.6%	2.7%	2.9%

NOTE 9 - LONG-TERM DEBT

During 2004, we issued $5,166 of medium-term notes, of which $3,089 were at fixed interest rates and $2,077 were at floating interest rates, primarily indexed to LIBOR. At December 31, 2004, the outstanding medium-term notes had remaining maturities ranging up to 20 years. Cash paid for interest on both short-term and long-term borrowings in 2004, 2003, and 2002 was $507, $488, and $546, respectively.

Long-term borrowings outstanding at December 31 were comprised of the following:

	2004		2003		2002
	Balance	Avg. Rate	Balance	Avg. Rate	Balance	Avg. Rate

Medium-term notes	$13,992	3.3%	$11,720	3.0%	$9,954	3.7%
Payable to banks	5	1.6%	70	2.8%	32	4.0%
Loans from a company-owned partnership	8	7.0%	7	7.0%	38	7.0%
Unamortized discount	(5)		(2)		(2)
Deposit obligation *	232		232		-
Total	$14,232		$12,027		$10,022

*The deposit obligation has a corresponding security deposit, which is included in Other assets in the Consolidated Statement of Financial Position. This deposit obligation and corresponding security deposit relate to a finance arrangement which provides us a return. This arrangement requires that we commit to a certain long-term obligation and provide a security deposit which will fulfill this obligation when it becomes due.

Long-term debt outstanding at December 31, 2004 matures as follows:

2005	$3,519
2006	4,130
2007	2,560
2008	1,127
2009	1,695
Thereafter	1,201

Total	$14,232

NOTE 10 - DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

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

Foreign Currency Exchange Rate Risk

In managing foreign currency risk, our objective is to minimize earnings volatility resulting from conversion and the remeasurement of net foreign currency balance sheet positions. Our Policy allows the use of foreign currency forward contracts to offset the risk of currency mismatch between our receivables and debt. None of these foreign currency forward contracts are designated as a hedge. Other revenue included losses of $45, $128, and $100 on the undesignated contracts for 2004, 2003, and 2002 respectively, substantially offset by balance sheet remeasurement and conversion gains.

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
We have a match funding policy whereby the interest rate profile (fixed rate or floating rate) of our debt portfolio largely matches the interest rate profile of our receivables plus retained interests in securitized wholesale receivables within established guidelines. In connection with that policy, we use interest rate derivative instruments to modify the debt structure to match these assets. This match funding reduces the volatility of margins between interest-bearing assets and interest-bearing liabilities, regardless of which direction interest rates move. We also use these instruments to gain an economic and/or competitive advantage through a lower cost of borrowed funds. This is accomplished by changing the characteristics of existing debt instruments or entering into new agreements in combination with the issuance of new debt.

We use floating-to-fixed, fixed-to-floating, and floating-to-floating interest rate swaps to meet our match funding policy. To support hedge accounting, we designate fixed-to-floating interest rate swaps as fair value hedges of the fair value of our fixed rate debt at the inception of the swap contract. Our hedge accounting is further supported by designating virtually all floating-to-fixed interest rate swaps as cash flow hedges of the variability of future cash flows.

Our fixed-to-floating interest rate swaps are 100% effective as indicated below:

	2004	2003	2002
Gain/(loss) on designated interest rate derivatives	$(28)	$(20)	$17
Gain/(loss) on hedged debt	28	20	(17)

Net effect to Other revenue	$-	$-	$-

During 2004, we liquidated three fixed-to-floating interest rate swaps, and during 2002, we liquidated four such swaps. As a result, the fair value adjustment of the original debt is amortized to earnings ratably over the remaining life of the hedged debt. Gains of $2, $2, and $1 were amortized to Interest expense for the years ended December 31, 2004, 2003, and 2002, respectively. There were no circumstances where hedge treatment was discontinued during 2004 or 2003.

For 2004, 2003, and 2002, a gain or loss of less than $1 was included in Other revenue for both the ineffectiveness of our floating-to-fixed interest rate swaps designated as cash flow hedges and our mark-to-market of floating-to-fixed interest rate swaps that were not designated as a hedge.

Based on current market conditions, $3 of deferred net losses included in Accumulated other comprehensive income at December 31, 2004 was expected to be reclassified to Interest expense over the next twelve months as interest expense is accrued on our floating-to-fixed interest rate swaps. No floating-to-fixed interest rate swaps were liquidated during 2004, 2003, and 2002.

NOTE 11 - COMMITMENTS AND CONTINGENT LIABILITIES

We are contingently liable under loan guarantees in which we have agreed to repurchase loans of certain Caterpillar dealers in the event of default. These guarantees have terms generally ranging from one to four years and are secured primarily by dealer assets, including Caterpillar equipment. Most of our guarantees arose due to our relationship with Caterpillar dealers. We have also provided a limited indemnity of $45 to a third party bank as part of an assignment of certain leases to that bank. The leases are supported by, among other things, political risk insurance. The indemnity is triggered only if a valid claim under the political risk insurance is filed by the insured with an insurer rated "A" or higher by A.M. Best and Company; the claim is accepted by such insurer when filed; and, such insurer subsequently fails to pay such claim because the insurer then becomes insolvent. The indemnity is for eight years and is unsecured. No loss has been experienced nor is any anticipated under these guarantees. The related book value was $10 at December 31, 2004 compared to $5 at December 31, 2003 and $0 at December 31, 2002 (the recognition/measurement provisions, of FASB Interpretation No. 45 related to guarantees, are effective for guarantees issued or modified subsequent to December 31, 2002). The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees at December 31 are as follows:

	2004	2003	2002
Guarantees with Caterpillar dealers	$364	$380	$290
Guarantees - other	62	37	34

Total guarantees	$426	$417	$324

We are party to agreements in the normal course of business with selected customers and Caterpillar dealers in which we commit to provide a set dollar amount of financing on a pre-approved basis. We also provide lines of credit to selected customers and Caterpillar dealers, of which a portion remains unused as of the end of the period. Commitments and lines of credit generally have fixed expiration dates or other termination clauses. It has been our experience that not all commitments and lines of credit will be used. Management applies the same credit policies when making commitments and granting lines of credit as it does for any other financing. We do not require collateral for these commitments/lines, but if credit is extended, collateral may be required upon funding. The amount of the unused commitments and lines of credit for dealers as of December 31, 2004 was $5,015 compared to $4,784 at December 31, 2003 and $5,851 at December 31, 2002. The amount of the unused commitments and lines of credit for customers as of December 31, 2004 was $1,501 compared to $1,336 at December 31, 2003 and $885 at December 31, 2002.

We are party to various litigation matters and claims, and while the results cannot be predicted with certainty, management believes the final outcome of such matters and claims will not have a material adverse effect on our consolidated financial position, profit, or liquidity.

NOTE 12 - INCOME TAXES

The components of the provision for income taxes were as follows for the years ended December 31,

Current tax provision:	2004	2003	2002
U.S. federal	$2	$12	$22
Non-U.S.	50	53	29
State (U.S.)	-	4	4
	52	69	55

Deferred tax provision:
U.S. federal	89	74	49
Non-U.S.	(1)	(28)	3
State (U.S.)	(3)	5	3
	85	51	55

Total provision for income taxes	$137	$120	$110

Cash paid for taxes	$83	$36	$49

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

Deferred tax assets:	2004	2003	2002
Allowance for credit losses	$67	$63	$53
Expected foreign tax credit	4	3	6
Foreign tax credit carryforwards	35	34	30
Net operating loss carryforwards	22	31	24
Deferred losses on derivative instruments	-	9	20
	128	140	133

Deferred tax liabilities - primarily depreciation	(441)	(355)	(280)
Valuation allowance for deferred tax assets	(4)	(8)	(8)
	(445)	(363)	(288)

Deferred taxes - net	$(317)	$(223)	$(155)

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

As of December 31, 2004, amounts and expiration dates of net operating loss carryforwards in various non-U.S. taxing jurisdictions were:

2005	2006	2007	2008	2009 - 2015	Unlimited	Total
$ -	$2	$1	$1	$54	$17	$75

As of December 31, 2004, the amounts and expiration dates of U.S. foreign tax credit carryforwards were:

2005	2006	2007	2008	2009	2010-2015	Total
$ -	$ -	$ -	$ -	$ -	$35	$35

The provision for income taxes was different than would result from applying the U.S. statutory rate to Profit before income taxes for the years ended December 31, for the reasons set forth in the following reconciliation:

	2004	2003	2002
Taxes computed at U.S. statutory rates	$148	$131	$106
(Decreases) increases in taxes resulting from:
Finance revenue not subject to federal taxation	(4)	(4)	(4)
State income taxes, net of federal taxes	(2)	5	5
Subsidiaries' results subject to tax rates other than U.S. statutory rates	(4)	(13)	4
Other, net	(1)	1	(1)

Provision for income taxes	$137	$120	$110

We have recorded income tax expense at U.S. tax rates on all profits, except for undistributed profits of non-U.S. companies which are considered indefinitely reinvested.  Determination of the amount of unrecognized deferred tax liability related to indefinitely reinvested profits is not feasible.

Cat Financial has net operating loss (NOL) carryforwards on several state income tax returns. In some states, Cat Financial joins with Caterpillar Inc. in the filing of a combined return. Caterpillar Inc. booked, on a consolidated basis, a deferred state tax asset for the net tax benefit of state NOL carryovers, along with the required disclosures. In other states, Cat Financial files on a separate, stand alone basis. The net tax benefit associated with these returns is $7 million as of year-end 2004, with an offsetting valuation allowance of $7 million. The valuation allowance arises as a result of litigation in some states, administrative appeals in other states, and the uncertainty that the carryovers will be able to be used in others.

In December 2004, the FASB issued FASB Staff Position No. 109-1 (FSP 109-1). FSP 109-1 provides accounting guidance for companies that will be eligible for a tax deduction resulting from “qualified production activities income” as defined in the American Jobs Creation Act of 2004 (Jobs Act). FSP 109-1 requires this deduction should be treated as a special deduction in accordance with SFAS 109 “Accounting for Income Taxes.” The adoption of FSP 109-1 will not have a material impact on our financial statements.

In December 2004, the FASB issued FASB Staff Position No. 109-2 (FSP 109-2). FSP 109-2 provides accounting guidance for the one-time tax deduction of 85% of certain repatriated foreign earnings created by the Jobs Act. SFAS 109 requires a company to reflect in the period of enactment the effect of a new tax law. Due to the lack of clarification of certain provisions within the Jobs Act, FSP 109-2 allows companies time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act. The adoption of FSP 109-2 will not have a material impact on our financial statements.

The components of Profit before income taxes for the years ended December 31, were as follows:

	2004	2003	2002
U.S.	$273	$246	$221
Non-U.S.	151	130	82

Total	$424	$376	$303

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

Long-term debt - fair value is estimated by discounting the future cash flows using our current borrowing rates for similar types and maturities of debt, except for floating rate notes for which the carrying amount is considered a reasonable estimate of fair value. For secured borrowings carrying value approximated fair value.

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

Guarantees - fair value is estimated based upon the premium we would require to issue the same guarantee in a stand-alone arm’s-length transaction with an unrelated party.

The estimated fair values of financial instruments at December 31 are as follows:

	2004		2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Finance receivables, net (excluding tax leases (1))	$18,167	$18,119	$13,260	$13,294	$11,717	$11,801

Long-term debt	$(14,232)	$(14,376)	$(12,027)	$(12,213)	$(10,022)	$(10,293)

Interest rate swaps:
In a net receivable position	$75	$75	$87	$87	$84	$84
In a net payable position	$(69)	$(69)	$(59)	$(59)	$(85)	$(85)

Forward exchange contracts:
In a net gain position	$3	$3	$1	$1	$2	$2
In a net loss position	$(19)	$(19)	$(40)	$(40)	$(28)	$(28)

Guarantees(2)	$(10)	$(10)	$(5)	$(9)	$-	$(6)

(1)	Excluded items have a net carrying value of $1,737 at December 31, 2004, $1,546 at December 31, 2003, and $1,369 at December 31, 2002.
(2)
The carrying amount provisions of FASB Interpretation No. 45 related to guarantees are effective for guarantees issued or modified subsequent to December 31, 2002 only, whereas the fair value amount is for all guarantees.

NOTE 14 - TRANSACTIONS WITH RELATED PARTIES

We have a Support Agreement with Caterpillar which provides that Caterpillar (1) will remain, directly or indirectly, our sole owner, (2) cause us to maintain a net worth of at least $20, and (3) ensure that we maintain a ratio of earnings and interest expense to interest expense (as defined by the Support Agreement) of not less than 1.15 to 1. In 2004, 2003, and 2002, Caterpillar did not make any capital contributions. Although this agreement can be modified or terminated by either party, any modification or termination which would adversely affect holders of our debt is required to be approved by holders of 66-2/3% of the aggregate outstanding debt. Caterpillar's obligation under this agreement is not directly enforceable by any of our creditors and does not constitute a guarantee of any of our obligations. There were no cash dividends declared or paid to Caterpillar in 2004, 2003, or 2002.

The rates/prices for our transactions with Caterpillar are set based on arms-length transactions.

We have variable amount lending agreements with Caterpillar. Under these agreements, we may borrow up to $1,650 from Caterpillar, and Caterpillar may borrow up to $1,239 from us. The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice. Information concerning these agreements is as follows:

	2004	2003	2002
Notes payable at December 31,	$333	$475	$795
Notes receivable at December 31,	$120	$378	$335
Interest expensed	$11	$12	$10
Interest earned	$10	$7	$7

We enter into forward exchange contracts with Caterpillar to hedge our U.S. dollar denominated positions in Australia against currency fluctuations. These contracts have terms generally ranging up to three months. These contracts totaled $6 at December 31, 2004, $8 at December 31, 2003, and $2 at December 31, 2002.

We have agreements with Caterpillar to purchase, at a discount, certain receivables generated by sales of products to Caterpillar dealers. Under these programs, we use a portion of collections each week to purchase additional receivables. Information pertaining to these purchases is as below:

	2004	2003	2002
Purchases made	$17,741	$12,957	$11,564
Discounts earned	$148	$109	$104
Servicing fees paid	$3	$1	$1
Balance at December 31,	$3,503	$2,371	$1,871
Effective interest rate for additional weekly receivable purchases at December 31,	5.05%	3.99%	4.44%

We participate in certain marketing programs sponsored by Caterpillar by providing financing to customers at rates below standard rates. Under these programs, Caterpillar subsidizes an amount at the outset of the transaction, which we then recognize as revenue over the term of the financing. During 2004, we received $244 relative to such programs, compared with $173 in 2003 and $170 in 2002.

Caterpillar provides us with certain operational and administrative support, which is integral to the conduct of our business. Our employees are covered by various benefit plans, including pension/post-retirement plans, administered by Caterpillar. We reimburse Caterpillar for these charges, which amounted to $15 in 2004, $14 in 2003, and $12 in 2002. Other corporate services for which we reimburse Caterpillar amounted to $16 in 2004, $13 in 2003, and $12 in 2002.

We provide administrative support and office space to certain Caterpillar subsidiaries. Caterpillar reimburses us for these charges, which amounted to $10 in 2004, $5 in 2003, and $6 in 2002.

We have a tax sharing agreement with Caterpillar under which we combine our tax position with Caterpillar's when appropriate. When we combine our tax positions under this agreement, we pay to or receive from Caterpillar our allocated share of income taxes or credits. In 2003, we received a one-time-only interest payment of $9 from Caterpillar Inc. related to the intercompany effects of an audit settlement with the Internal Revenue Service for several prior tax years.

NOTE 15 - LEASES

We lease certain offices and other property through operating leases. Rental expense is charged to operations as incurred. Total rental expense for operating leases was $17 for 2004, 2003, and 2002. At December 31, 2004, minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year are:

2005	$13
2006	12
2007	11
2008	11
2009	10
Thereafter	43
Total	$100

NOTE 16 - SEGMENT INFORMATION

Basis for segment information

Our segment data is based on disclosure requirements of Statement of Financial Accounting Standards No. 131, which requires that financial information be reported on the basis that is used internally for measuring segment performance. Internally, we report information for operating segments based on management responsibility. The five segments offer primarily the same types of services (see Note 1).

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

•	Asia-Pacific: We have offices in Australia, New Zealand, and Asia that serve local dealers and customers.
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

Debt and other expenses for the Global Accounts, Marine Services and Cat Power Finance divisions are allocated to their respective segments from the North America, Europe, and/or Asia-Pacific segments based on their respective portfolios. The related interest expense is calculated based on the amount of allocated debt at current market rates. Inter-segment revenues are also based on current market rates.

The financial data is presented in accordance with accounting principles generally accepted in the United States of America. Inter-segment amounts, reflected in the tables, result principally from lending activities between segments. A smaller amount results from charges between segments for services provided.

2004	North America	Europe	Asia- Pacific	Diversified Services	Cat Power Finance	Total
External revenue	$1,133	344	139	243	65	$1,924
Inter-segment revenue	$21	-	-	-	-	$21
Profit	$164	50	15	43	15	$287
Interest expense	$302	85	40	98	28	$553
Depreciation expense	$398	116	49	30	4	$597
Provision for income taxes	$89	20	7	16	5	$137
Assets	$13,366	4,641	1,689	4,624	1,328	$25,648
Expenditures for equipment on operating leases and for non-leased equipment	$831	163	119	110	5	$1,228

2003	North America	Europe	Asia- Pacific	Diversified Services	Cat Power Finance	Total
External revenue	$1,022	316	96	247	55	$1,736
Inter-segment revenue	$18	-	-	-	-	$18
Profit	$122	53	10	54	17	$256
Interest expense	$297	79	25	80	20	$501
Depreciation expense	$350	110	36	46	5	$547
Provision for income taxes	$79	8	4	22	7	$120
Assets	$11,523	4,088	1,147	4,329	1,036	$22,123
Expenditures for equipment on operating leases and for non-leased equipment	$654	197	147	130	8	$1,136

2002	North America	Europe	Asia- Pacific	Diversified Services	Cat Power Finance	Total
External revenue	$1,003	262	63	207	47	$1,582
Inter-segment revenue	$22	1	-	-	-	$23
Profit	$128	26	3	25	11	$193
Interest expense	$379	84	19	70	15	$567
Depreciation expense	$289	89	22	29	5	$434
Provision for income taxes	$73	16	2	13	6	$110
Assets	$10,805	3,208	756	3,657	651	$19,077
Expenditures for equipment on operating leases and for non-leased equipment	$578	171	98	223	5	$1,075

Reconciliation:
Interest expense	2004	2003	2002
Interest expense from segments	$553	$501	$567
Inter-segment interest expense	(21)	(18)	(23)
Total	$532	$483	$544

Assets	2004	2003	2002
Assets from segments	$25,648	$22,123	$19,077
Investment in subsidiaries	(925)	(893)	(702)
Inter-segment balances	(1,151)	(1,239)	(1,270)
Total	$23,572	$19,991	$17,105

Inside and outside the United States:
Revenue	2004	2003	2002
Inside U.S.	$1,193	$1,129	$1,110
Outside U.S.	731	607	472
Total	$ 1,924	$ 1,736	$ 1,582

Equipment on Operating Leases and Non-Leased Equipment, Net	2004	2003	2002
Inside U.S.	$1,492	$1,430	$1,355
Outside U.S.	1,191	985	697
Total	$2,683	$2,415	$2,052

NOTE 17 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

2004	First quarter	Second quarter	Third quarter	Fourth quarter
Total revenues	$457	$467	$476	$524
Profit before taxes	$107	$97	$113	$107
Profit	$72	$63	$82	$70

2003
Total revenues	$403	$445	$445	$443
Profit before taxes	$78	$108	$103	$87
Profit	$51	$71	$67	$67

2002
Total revenues	$380	$382	$416	$404
Profit before taxes	$84	$63	$88	$68
Profit	$53	$40	$56	$44