Form 10-Q
period 2005-03-31
CATERPILLAR FINANCIAL SERVICES CORP
filed 2005-05-10
CIK 764764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes ☐ No ☒

At May 2, 2005, one share of common stock of the Registrant was outstanding, which is owned by Caterpillar Inc.

Caterpillar Financial Services Corporation

Form 10-Q for the Quarter Ended March 31, 2005

PART I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)
Consolidated Statement of Financial Position
Consolidated Statement of Profit
Consolidated Statement of Changes in Stockholder’s Equity
Consolidated Statement of Cash Flows
Notes to Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview: First quarter 2005 vs. First Quarter 2004
Critical Accounting Policies
Three Months Ended March 31, 2005 Vs. Three Months Ended March 31, 2004
Capital Resources and Liquidity
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 6. Exhibits
Signatures

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

In addition to our accompanying unaudited consolidated financial statements, we suggest that you read our Annual Report on Form 10-K. Although not incorporated by reference in this document, additional information about us is available in our 2004 Annual Report and at http://www.catfinancial.com. The documents mentioned above are available by writing to: Legal Dept., Caterpillar Financial Services Corp.; 2120 West End Ave.; Nashville, TN 37203-0001.

Caterpillar Financial Services Corporation
Consolidated Statement of Financial Position
(Unaudited)
(Dollars in Millions, except share data)
	March 31,	December 31,	March 31,
	2005	2004	2004
Assets:
Cash and cash equivalents	$104	$98	$89
Finance receivables
Retail notes receivable	4,604	4,580	4,368
Wholesale notes receivable	4,854	4,789	1,623
Notes receivable from Caterpillar	697	120	381
Finance leases and installment sale contracts - Retail	12,171	11,769	9,763
Finance leases and installment sale contracts - Wholesale	179	185	154
	22,505	21,443	16,289
Less: Unearned income	1,317	1,261	999
Allowance for credit losses	283	278	248
Total net finance receivables	20,905	19,904	15,042

Retained interests in securitized wholesale receivables	-	-	1,895

Equipment on operating leases,
less accumulated depreciation	2,509	2,569	2,274
Deferred income taxes	28	28	20
Other assets	997	973	1,242
Total assets	$24,543	$23,572	$20,562

Liabilities and stockholder's equity:
Payable to dealers and others	$220	$221	$151
Payable to Caterpillar - other	38	23	28
Accrued expenses	210	179	158
Income taxes payable	47	23	82
Payable to Caterpillar - borrowings	434	333	268
Short-term borrowings	5,364	5,464	4,599
Current maturities of long-term debt	3,225	3,519	3,392
Long-term debt	11,834	10,713	9,284
Deferred income taxes and other liabilities	398	377	255
Total liabilities	21,770	20,852	18,217

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid in amount)	745	745	745
Retained earnings	1,773	1,690	1,475
Accumulated other comprehensive income	255	285	125
Total stockholder's equity	2,773	2,720	2,345

Total liabilities and stockholder's equity	$24,543	$23,572	$20,562

See Notes to Consolidated Financial Statements (unaudited).

Caterpillar Financial Services Corporation
Consolidated Statement of Profit
(Unaudited)
(Dollars in Millions)

	Three Months Ended
	March 31,	March 31,
	2005	2004
Revenues:
Wholesale	$72	$42
Retail finance	253	207
Operating lease	188	178
Other	30	30
Total revenues	543	457

Expenses:
Interest	173	121
Depreciation on assets leased to others	152	142
General, operating, and administrative	76	65
Provision for credit losses	16	20
Other	2	2
Total expenses	419	350

Profit before income taxes	124	107

Provision for income taxes	41	35
Profit	$83	$72

See Notes to Consolidated Financial Statements (unaudited).

Caterpillar Financial Services Corporation
Consolidated Statement of Changes in Stockholder's Equity
(Unaudited)
(Dollars in Millions)

	Three Months Ended
	March 31,		March 31,
	2005		2004

Common stock at paid-in amount:
Balance at beginning of year	$745		$745
Balance at end of period	745		745

Retained earnings:
Balance at beginning of year	1,690		1,403
Profit	83	$83	72	$72
Balance at end of period	1,773		1,475

Accumulated other comprehensive income/(loss):
Foreign currency translation adjustment
Balance at beginning of year	278		163
Aggregate adjustment for the period	(49)	(49)	(19)	(19)
Balance at end of period	229		144
Interest rate derivative instruments (net of tax)
Balance at beginning of year [net of tax of: 2005 - $1; 2004 - $(9)]	-		(18)
Losses deferred during the period [net of tax of: 2005 - $(2); 2004 - $(8)]	(3)	(3)	(15)	(15)
Losses reclassed to earnings during the period [net of tax of: 2005 - $14; 2004 - $4]	23	23	8	8
Balance at end of period [net of tax: 2005 - $13; 2004 - $(13)]	20		(25)
Other instruments (net of tax)
Balance at beginning of year	7		5
Aggregate adjustment for the period	(1)	(1)	1	1
Balance at end of period	6		6
Total accumulated other comprehensive income	255		125

Comprehensive income		$53		$47

Total stockholder’s equity	$2,773		$2,345

See Notes to Consolidated Financial Statements (unaudited).

Caterpillar Financial Services Corporation
Consolidated Statement of Cash Flows
(Unaudited)
(Dollars in Millions)

	Three Months Ended
	March 31,	March 31,
	2005	2004
Cash flows from operating activities:
Profit	$83	$72
Adjustments for non-cash items:
Depreciation of equipment on operating leases and non-leased equipment	157	147
Amortization of purchased discount	(45)	(29)
Provision for credit losses	16	20
Gain on sale of receivables	(1)	(2)
Other	(10)	(19)
Change in assets and liabilities:
Receivables from customers and others	(3)	(5)
Other receivables/payables with Caterpillar	12	21
Payable to dealers and others	2	(25)
Accrued expenses	30	(3)
Income taxes payable	24	28
Other assets and liabilities, net	-	2
Net cash provided by operating activities	265	207

Cash flows from investing activities:
Expenditures for equipment on operating leases and for non-leased equipment	(244)	(245)
Proceeds from disposals of equipment	175	199
Additions to finance receivables	(7,090)	(3,399)
Collections of finance receivables	6,414	2,731
Additions to retained interests in securitized wholesale receivables	-	(2,322)
Collections of retained interests in securitized wholesale receivables	-	2,001
Proceeds from sales of receivables	10	264
Notes receivable from Caterpillar	(577)	(3)
Investment in partnerships	(2)	7
Other, net	4	3
Net cash used for investing activities	(1,310)	(764)

Cash flows from financing activities:
Payable to Caterpillar - borrowings	109	(209)
Proceeds from long-term debt	2,319	1,552
Payments on long-term debt	(1,357)	(886)
Short-term borrowings, net	(19)	129
Net cash provided by financing activities	1,052	586

Effect of exchange rate changes on cash	(1)	(9)

Net change in cash and cash equivalents	6	20

Cash and cash equivalents at beginning of year	98	69

Cash and cash equivalents at end of period	$104	$89

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

On January 1, 2005, a portion of Cat Power Finance was reclassified to the North America segment. Prior year data has been reclassified to conform to the new structure. We segregate information as follows:

s	North America: We have offices in the United States and Canada that serve local dealers and customers. This segment also provides project financing in various countries.
s
Europe: We have offices in Europe to serve European dealers and customers. This segment also includes our office in Russia, which serves dealers and customers in the Commonwealth of Independent States.

s	Asia-Pacific: We have offices in Australia, New Zealand, and Asia that serve local dealers and customers.
s
Diversified Services: Included is our Global Accounts Division, which primarily provides cross-border financing to customers in countries in which we have no local presence; Marine Services Division, which primarily finances marine vessels with Caterpillar engines for all countries; and our offices in Latin America that serve local dealers and customers.

s
Cat Power Finance: This segment primarily provides debt financing for Caterpillar electrical power generation, gas compression, and co-generation systems (including the related non-Caterpillar equipment), as well as non-Caterpillar equipment that is powered by Caterpillar engines, for all countries.

Debt and other expenses for the Global Accounts, Marine Services, and Cat Power Finance divisions are allocated to their respective segments from the North America, Europe, and/or Asia-Pacific segments based on their respective portfolios. The related interest expense is calculated based on the amount of allocated debt at current market rates. Inter-segment revenues are also based on current market rates.

Supplemental segment data for the three months ended March 31,

2005	North America	Europe	Diversified Services	Asia-Pacific	Cat Power Finance	Total
External revenue	$ 326	90	67	43	17	$ 543
Inter-segment revenue	$ 6	-	-	-	-	$ 6
Profit	$ 48	17	9	4	5	$ 83
Assets at March 31, 2005	$14,200	4,408	4,821	1,830	1,219	$26,478

2004	North America	Europe	Diversified Services	Asia-Pacific	Cat Power Finance	Total
External revenue	$ 265	86	61	31	14	$ 457
Inter-segment revenue	$ 4	-	-	-	-	$ 4
Profit	$ 36	14	14	4	4	$ 72
Assets at March 31, 2004	$11,944	3,957	4,548	1,231	1,164	$22,844

Reconciliation of assets:	March 31, 2005	March 31, 2004
Assets from segments	$26,478	$22,844
Investment in subsidiaries	(926)	(898)
Inter-segment balances	(1,009)	(1,384)
Total assets	$24,543	$20,562

C.	Derivative Instruments and Hedging Activities

Our earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates and interest rates. Our “Risk Management Policy” (Policy) allows for the use of derivative financial instruments to prudently manage foreign currency exchange rate and interest rate exposure. Our Policy specifies that derivatives are not to be used for speculative purposes. Derivatives that we use are primarily foreign currency forward and option contracts and interest rate swaps. Our derivative activities are subject to the management, direction, and control of our financial officers. Risk management practices, including the use of financial derivative instruments, are presented to the Audit Committee of the Caterpillar Inc. Board of Directors at least annually.

Foreign Currency Exchange Rate Risk
In managing foreign currency risk, our objective is to minimize earnings volatility resulting from conversion and the remeasurement of net foreign currency balance sheet positions. Our Policy allows the use of foreign currency forward contracts to offset the risk of currency mismatch between our receivables and debt. None of these foreign currency forward contracts are designated as a hedge. Other revenue included gains of $10 and $16 on the undesignated contracts for the three months ended March 31, 2005 and 2004, respectively, substantially offset by balance sheet remeasurement and conversion losses.

Due to the long-term nature of our net investments in foreign subsidiaries, we generally do not hedge the related currency exposure.

Interest Rate Risk
Interest rate movements create a degree of risk to our operations by affecting the amount of our interest payments and the value of our fixed rate debt. Our practice is to use interest rate swap agreements to manage our exposure to interest rate changes and lower the cost of borrowed funds.

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

  Our policy allows us to use floating-to-fixed, fixed-to-floating, and floating-to-floating interest rate swaps to meet our match funding objective. To support hedge accounting, we designate fixed-to-floating interest rate swaps as fair value hedges of the fair value of our fixed rate debt at the inception of the contract. Our policy is to designate most floating-to-fixed interest rate swaps as cash flow hedges of the variability of future cash flows at the inception of the swap contract. Designation as a hedge of the variability of cash flow is performed to support hedge accounting.

As our fixed-to-floating interest rate swaps are 100% effective, losses during the quarter ended March 31, 2005 on designated interest rate derivatives of $47 were offset completely by gains on hedged debt of $47 in Other revenue. Gains of $34 during the first quarter of 2004 were completely offset by losses of $34. During 2005, 2004, and 2002 we liquidated six, three, and four fixed-to-floating interest rate swaps, respectively. As a result, the fair value adjustment of the original debt is amortized to earnings ratably over the remaining life of the hedged debt. Gains of less than $1 were amortized to Interest expense for the three months ended March 31, 2005 and 2004. There were no circumstances where hedge treatment was discontinued during the three months ended March 31, 2005 or 2004.

For the first quarter of 2005 and 2004, a gain or loss of less than $1 was included in Other revenue for both the ineffectiveness of our floating-to-fixed interest rate swaps designated as cash flow hedges and our mark-to-market of floating-to-fixed interest rate swaps that are not designated as a hedge.

Based on current market conditions, $8 of deferred net gains included in Accumulated other comprehensive income at March 31, 2005 was expected to be reclassified to Interest expense over the next twelve months as interest expense is accrued on our floating-to-fixed interest rate swaps. No floating-to-fixed interest rate swaps were liquidated during the three months ended March 31, 2005 or 2004.

D.	Guarantees

We have guaranteed to repurchase loans of certain Caterpillar dealers from third party lenders in the event of default. These guarantees now generally have one-year terms and are secured primarily by dealer assets, including Caterpillar equipment. Most of our guarantees arose due to our relationship with Caterpillar dealers. We have also provided a limited indemnity to a third party bank with a current maximum payment amount of $43 resulting from the assignment of certain leases to that bank. The leases are supported by, among other things, political risk insurance. The indemnity is triggered only if a valid claim under the political risk insurance is filed by the insurer rated “A” or higher by A.M. Best and Company; the claim is accepted by such insurer when filed; and such insurer subsequently fails to pay such claim because the insurer then becomes insolvent. The indemnity is for eight years and is unsecured. No loss has been experienced or is anticipated under these guarantees. The related book value (liability) was $10 at March 31, 2005 and December 31, 2004. The maximum potential amount of future payments (undiscounted and without reduction for any amount that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees are as follows:

	March 31, 2005	December 31, 2004
Guarantees with Caterpillar dealers	$ 388	$ 364
Guarantees - other	74	62
Total guarantees	$ 462	$ 426

E.	Subsequent Event

On April 28, 2005, we completed a public securitization of retail installment sale contracts and finance leases. The net proceeds, including cash proceeds and retained interests, were $850 and the net gain was $12.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in millions)

Overview: First Quarter 2005 vs. First Quarter 2004

We are very pleased with the continued growth in our business and the reduction in past dues and write-offs. We continue to invest in people, technology and process improvement through 6 Sigma to support our growth initiatives, efficiency improvement, and increased customer satisfaction.

▪	Revenues were a record $543, an increase of $86 or 19% compared with the same period last year.
▪	Profit was a record $83, up $11 or 15% from a year ago.
▪	New retail financing was a first quarter record $2,443, an increase of $474 or 24% from the first quarter last year.
▪	Past dues over 30 days were 1.94% of total receivables plus retained interests in securitized wholesale receivables compared with 2.82% at March 31, 2004.
▪	Write-offs of bad debts exceeded recoveries by $5 during the first quarter of 2005 compared to $11 during the same period last year.

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

Three Months Ended March 31, 2005 Vs. Three Months Ended March 31, 2004

Revenues

Wholesale revenue (including revenues related to retained interests in securitized wholesale receivables) and retail finance revenue for the first quarter of 2005 was $325, an increase of $76 from the same period last year. The increase was due to a 21% increase in the average receivable plus the average retained interests in securitized wholesale receivables balance outstanding and a 50 basis point increase in the average interest rate. The annualized average interest rate on these assets was 6.41% for the first quarter of 2005 compared with 5.91% for the first quarter of 2004, including the annualized average interest rate on Notes receivable from Caterpillar.

Operating lease revenue for the first quarter of 2005 was $188, or $10 higher than the same period last year primarily due to an increase in equipment on operating leases that resulted from higher customer demand.

Other revenue for the first quarter of 2005 and 2004 was $30. Other revenue items for the three months ended March 31, included:

	2005	2004
Fees	$7	$6
Late charge income	7	6
Gain (loss) on sale of equipment returned from lease	4	5
Income related to retained interests in securitized receivables	3	2
Service fee income on securitized receivables	2	2
Forward points on FX contracts	2	(1)
Gain on sale of receivables	1	2
Dividend income	1	4
Miscellaneous other revenue, net	3	4
Total other revenue	$30	$30

Expenses

Interest expense for the first quarter of 2005 was $173, an increase of $52 from the same period last year. This increase was primarily due to the increase in the average cost of funds of 62 basis points, to 3.50% for the first quarter of 2005 from 2.88% for the first quarter of 2004, and the impact of a 19% increase in average debt levels to fund new finance receivables and operating leases.

Depreciation expense on equipment leased to others was $152, up $10 over the first quarter of 2004 due to the increase in equipment on operating leases discussed in the Revenues section above.

General, operating, and administrative expenses were $76 during the first quarter of 2005 compared to $65 the same period last year. The increase primarily resulted from increased costs to support growth in earning assets. There were 1,392 full-time employees at March 31, 2005, an increase of 108 from March 31, 2004.

The provision for credit losses decreased from $20 for the first quarter of 2004 to $16 for the first quarter of 2005. The allowance for credit losses was 1.38% of finance receivables, net of unearned income, plus retained interest in securitized wholesale receivables at March 31, 2005, compared to 1.48% at March 31, 2004. The decrease in the allowance as a percentage of finance receivables reflects continued improvement in past due receivables, and an overall improvement in general economic conditions. The Notes receivable from Caterpillar are not included in this calculation.

Profit

Profit for the first quarter of 2005 was $83, up $11 from the first quarter of 2004.

On a pre-tax basis, profit was up $17 from first quarter 2004, due to $30 from growth in earning assets and a $4 decrease in provision for credit losses, partially offset by higher operating expenses of $11 and by $6 from the decrease in the interest rate spread.

Assets

Total assets were $24,543 at March 31, 2005, an increase of $3,981 over March 31, 2004, principally due to growth in finance receivables (retail and wholesale).

During the first quarter of 2005, we financed record new retail business of $2,443, compared to $1,969 during the first quarter of 2004. The increase of $474 was primarily related to increased financing in our North America and Diversified Services segments.

Managed Assets

We also manage and service receivables/leases that have been transferred through securitization or sale. These receivables/leases are not available to pay our creditors.

On April 28, 2005, we completed a public securitization of retail installment sale contracts and finance leases. The net proceeds, including cash proceeds and retained interests, were $850 and the net gain was $12, which will be recognized in the second quarter 2005 results.

Off-balance-sheet securitized receivables at March 31, were as follows:

	2005		2004
Wholesale receivables securitized	$-		$2,135
Less: Retained interests in securitized wholesale receivables	-		1,895
Off-balance-sheet securitized wholesale receivables	$-	*	$240

Installment sale contracts securitized	652		623
Finance leases securitized	39		56
Less: retained interests (included in Other assets)	72		71
Total securitized receivables	$619		$608

* Because the related trust did not meet the non-consolidation criteria for a qualifying special purpose entity at March 31, 2005, we consolidated the trust and included the assets in finance receivables in the Consolidated Statement of Financial Position.

Other off-balance-sheet managed receivables/leases at March 31, were as follows:

	2005	2004
Finance leases	$56	$-
Installment sale contracts	9	-
Operating leases	16	-
Total other managed receivables/leases	$81	$-

Allowance for Credit Losses

The following table shows activity related to the Allowance for credit losses for the three months ended
March 31:

	2005	2004
Balance at beginning of quarter	$278	$241
Provision for credit losses	16	20
Receivables written off	(9)	(15)
Recoveries on receivables previously written off	4	4
Adjustment related to sale of receivables	(1)	-
Foreign currency translation adjustment	(5)	(2)
Balance at end of the period	$283	$248

Bad debt write-offs, net of recoveries, were $5 for the first quarter of 2005 compared with $11 for the first quarter of 2004. The decrease was primarily in the North America segment. We will continue to monitor the allowance for credit losses to provide for an amount we believe is adequate, after considering the value of any collateral, to cover uncollectible receivables.

Past Due Receivables Plus Retained Interests in Securitized Wholesale Receivables

Finance receivables (excluding Notes receivable from Caterpillar) plus retained interests in securitized wholesale receivables plus rents receivable for operating leases (included in Other assets) that were past due over 30 days were 1.94% of these receivables at March 31, 2005, compared to 2.82% at March 31, 2004. The improvement was due to improved performance in the Diversified Services and North America segments, where past dues improved 3.78 and .68 percentage points, respectively.

Capital Resources And Liquidity

Operations for the first three months of 2005 were funded with a combination of borrowings, proceeds from sales of receivables, and retained earnings. We do not generate material funding through structured finance transactions.

For the first quarter of 2005, there were no collections of retained interests in securitized wholesale receivables as presented in the first quarter of 2004. Because the related trust did not meet the non-consolidation criteria for a qualifying special purpose entity during the first quarter 2005, we consolidated the trust and included the assets and related cash flows in with our finance receivables in the consolidated statements of financial position and cash flows.

During the first quarter of 2005 we sold retail finance leases with servicing retained where the investor has no recourse to us. Proceeds of $10 were received from the sale of such contracts.

Total outstanding borrowings Total borrowings outstanding at March 31, 2005 were $20,857, an increase of $828 over December 31, 2004 due to financing a higher amount of assets. Outstanding borrowings at March 31, 2005 consisted of:

•	$14,814 of medium-term notes
•	$ 4,223 of commercial paper
•	$ 476 of variable denomination floating rate demand notes
•	$ 425 of short-term bank borrowings
•	$ 434 of notes payable to Caterpillar
•	$ 240 of collateralized trust obligation
•	$ 237 of long-term bank borrowings
•	$ 8 of loans from a company-owned partnership

Of the $4,223 of commercial paper, $326 has a built-in feature to extend the maturity a maximum of 390 days from the initial issue date.

Revolving credit lines  We participate in two global credit facilities with a syndicate of banks totaling $5,000 available in the aggregate to both Caterpillar and Cat Financial to support commercial paper programs. Based on management's allocation decision, which can be revised at any time, the portion of the facility available to Cat Financial at March 31, 2005 was $4,400. The five-year facility of $2,500 expires in September 2009. The 364-day facility of $2,500 expires in September 2005 and contains a provision that allows Caterpillar or Cat Financial to obtain a one-year loan for up to the full amount of that facility in September 2005 that would mature in September 2006.

In addition to the syndicated global credit facilities, we also have an A$50 (USD equivalent = $39) credit facility with one bank to support our Australian subsidiary's commercial paper program.

    At March 31, 2005, there were no borrowings under these lines, and we were in compliance with all debt covenants.

Short-term credit lines from banks These credit lines total $1,236 and will be eligible for renewal at various future dates or have no specified expiration date. They are used for local bank borrowings of subsidiaries. At March 31, 2005, we had $425 outstanding against these credit lines compared to $370 at December 31, 2004.

Variable amount lending agreements with Caterpillar Under these agreements, we may borrow up to $1,650 from Caterpillar, and Caterpillar may borrow up to $1,239 from us. The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice. We had notes payable of $434 and notes receivable of $697 outstanding at March 31, 2005, compared to notes payable of $333 and notes receivable of $120 at December 31, 2004.

Off-balance sheet arrangements Please refer to Note D of Notes to Consolidated Financial Statements for information on our guarantee contingent liabilities. Also, we lease all our facilities rather than acquire them, where the acquisition would require us to recognize a liability for the financing.

Cash flows Net cash provided by operating activities was $265, an increase of $58 from the first three months of 2004, primarily due to an increase in accrued interest expense payable on U.S. medium-term notes of $33 and an increase in payables to dealers and others related to our new Chinese subsidiary of $21. Net cash used for investing activities increased from $764 in the first three months of 2004 to $1,310 in the first three months of 2005 primarily due to the increase in Notes receivable from Caterpillar of $574. Net cash provided by financing activities was $1,052, an increase of $466 from the first three months of 2004, primarily due to an increase in proceeds from long-term debt of $767 and net proceeds from Caterpillar borrowings of $300, partially offset by an increase in payments on long-term debt of $471.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Although the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, management’s evaluation provided reasonable assurance that these controls will be effective.

Changes in internal control over financial reporting

During the last fiscal quarter, there has been no significant change in our internal controls over financial reporting that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description
12	Ratio of Profit to Fixed Charges
31
Certifications of Kent M. Adams, President, Director, and Chief Executive Officer of Caterpillar Financial Services Corporation, and Edward J. Scott, Executive Vice President and Chief Financial Officer of Caterpillar Financial Services Corporation, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification of Kent M. Adams, President, Director, and Chief Executive Officer of Caterpillar Financial Services Corporation, and Edward J. Scott, Executive Vice President and Chief Financial Officer of Caterpillar Financial Services Corporation, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Caterpillar Financial Services Corporation
(Registrant)

Date: May 10, 2005	By: /s/ Steven R. Elsesser
Steven R. Elsesser, Controller

Date: May 10, 2005	By: /s/ Kent M. Adams
Kent M. Adams, President, Director, and Chief Executive Officer