Form 10-Q
period 2005-06-30
CATERPILLAR FINANCIAL SERVICES CORP
filed 2005-08-05
CIK 764764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes ☐ No ☒

At August 4, 2005, one share of common stock of the Registrant was outstanding, which is owned by Caterpillar Inc.

Caterpillar Financial Services Corporation

Form 10-Q for the Quarter Ended June 30, 2005

PART I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)
Consolidated Statement of Financial Position
Consolidated Statement of Profit
Consolidated Statement of Changes in Stockholder’s Equity
Consolidated Statement of Cash Flows
Notes to Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview: Second Quarter 2005 vs. Second Quarter 2004
Forward-Looking Statements
Critical Accounting Policies
Three Months Ended June 30, 2005 vs. Three Months Ended June 30, 2004
Six Months Ended June 30, 2005 vs. Six Months Ended June 30, 2004
Capital Resources and Liquidity
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 6. Exhibits
Signatures

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

In addition to our accompanying unaudited consolidated financial statements, we suggest that you read our 2004 Annual Report on Form 10-K. A copy of this annual report is available by writing to: Legal Dept., Caterpillar Financial Services Corp.; 2120 West End Ave.; Nashville, TN 37203-0001. Although not incorporated by reference in this document, additional information about us is available at http://www.catfinancial.com.

Caterpillar Financial Services Corporation

Consolidated Statement of Financial Position
(Unaudited)
(Dollars in Millions, except share data)
	June 30,	December 31,	June 30,
	2005	2004	2004
Assets:
Cash and cash equivalents	$187	$98	$87
Finance receivables
Retail notes receivable	4,681	4,580	4,315
Wholesale notes receivable	5,008	4,789	1,817
Notes receivable from Caterpillar	129	120	412
Finance leases and installment sale contracts - Retail	12,035	11,769	9,920
Finance leases and installment sale contracts - Wholesale	214	185	189
	22,067	21,443	16,653
Less: Unearned income	1,328	1,261	1,018
Allowance for credit losses	284	278	255
Total net finance receivables	20,455	19,904	15,380

Retained interests in securitized wholesale receivables	-	-	2,163

Equipment on operating leases,
less accumulated depreciation	2,552	2,569	2,277
Deferred income taxes	33	28	18
Other assets	1,002	973	1,220
Total assets	$24,229	$23,572	$21,145

Liabilities and stockholder's equity:
Payable to dealers and others	$245	$221	$182
Payable to Caterpillar - other	30	23	24
Accrued expenses	221	179	155
Income taxes payable	65	23	92
Payable to Caterpillar - borrowings	378	333	265
Short-term borrowings	4,893	5,464	4,314
Current maturities of long-term debt	3,204	3,519	3,728
Long-term debt	12,039	10,713	9,691
Deferred income taxes and other liabilities	377	377	283
Total liabilities	21,452	20,852	18,734

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid in amount)	745	745	745
Retained earnings	1,863	1,690	1,538
Accumulated other comprehensive income	169	285	128
Total stockholder's equity	2,777	2,720	2,411

Total liabilities and stockholder's equity	$24,229	$23,572	$21,145

See Notes to Consolidated Financial Statements (unaudited).

Caterpillar Financial Services Corporation

Consolidated Statement of Profit
(Unaudited)
(Dollars in Millions)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Revenues:
Wholesale finance	$87	$49	$159	$91
Retail finance	257	203	510	410
Operating lease	192	176	380	354
Other	51	39	81	69
Total revenues	587	467	1,130	924

Expenses:
Interest	188	121	361	242
Depreciation on assets leased to others	154	140	306	282
General, operating, and administrative	85	74	161	139
Provision for credit losses	20	32	36	52
Other	2	3	4	5
Total expenses	449	370	868	720

Profit before income taxes	138	97	262	204

Provision for income taxes	48	34	89	69
Profit	$90	$63	$173	$135

See Notes to Consolidated Financial Statements (unaudited).

Caterpillar Financial Services Corporation

Consolidated Statement of Changes in Stockholder's Equity
(Unaudited)
(Dollars in Millions)

	Six months Ended
	June 30,		June 30,
	2005		2004

Common stock at paid-in amount:
Balance at beginning of year	$745		$745
Balance at end of period	745		745

Retained earnings:
Balance at beginning of year	1,690		1,403
Profit	173	$173	135	$135
Balance at end of period	1,863		1,538

Accumulated other comprehensive income/(loss):
Foreign currency translation adjustment
Balance at beginning of year	278		163
Aggregate adjustment for the period	(119)	(119)	(37)	(37)
Balance at end of period	159		126
Interest rate derivative instruments (net of tax)
Balance at beginning of year net of tax of: 2005 - $2; 2004 - $(9)	-		(18)
Losses deferred during the period net of tax of: 2005 - $(2); 2004 - $(7)	(7)	(7)	(16)	(16)
Losses reclassed to earnings during the period net of tax of: 2005 - $4; 2004 - $14	11	11	32	32
Balance at end of period net of tax of: 2005 - $4; 2004 - $(2)	4		(2)
Other instruments (net of tax)
Balance at beginning of year	7		5
Aggregate adjustment for the period	(1)	(1)	(1)	(1)
Balance at end of period	6		4
Total accumulated other comprehensive income	169		128

Comprehensive income		$57		$113

Total stockholder’s equity	$2,777		$2,411

See Notes to Consolidated Financial Statements (unaudited).

Caterpillar Financial Services Corporation

Consolidated Statement of Cash Flows
(Unaudited)
(Dollars in Millions)

	Six Months Ended
	June 30,	June 30,
	2005	2004
Cash flows from operating activities:
Profit	$173	$135
Adjustments for non-cash items:
Depreciation of equipment on operating leases and non-leased equipment	317	293
Amortization of purchased discount	(103)	(62)
Provision for credit losses	36	52
Gain on sale of receivables	(16)	(16)
Other	(61)	(21)
Change in assets and liabilities:
Receivables from customers and others	(30)	(32)
Other receivables/payables with Caterpillar	1	18
Payable to dealers and others	31	7
Accrued expenses	104	(1)
Income taxes payable	44	38
Net cash provided by operating activities	496	411

Cash flows from investing activities:
Expenditures for equipment on operating leases and for non-leased equipment	(624)	(542)
Proceeds from disposals of equipment	380	368
Additions to finance receivables	(16,034)	(7,709)
Collections of finance receivables	13,894	5,670
Additions to retained interests in securitized wholesale receivables	-	(5,038)
Collections of retained interests in securitized wholesale receivables	-	4,476
Proceeds from sales of receivables	859	1,181
Notes receivable from Caterpillar	(9)	(43)
Investment in partnerships	(1)	6
Other, net	10	14
Net cash used for investing activities	(1,525)	(1,617)

Cash flows from financing activities:
Payable to Caterpillar - borrowings	67	(201)
Proceeds from long-term debt	3,589	3,047
Payments on long-term debt	(2,358)	(1,540)
Short-term borrowings, net	(184)	(88)
Net cash provided by financing activities	1,114	1,218

Effect of exchange rate changes on cash	4	6

Net change in cash and cash equivalents	89	18

Cash and cash equivalents at beginning of year	98	69

Cash and cash equivalents at end of period	$187	$87

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

s
Cat Power Finance: This segment primarily provides debt financing for Caterpillar electrical power generation, gas compression, and co-generation systems (including the related non-Caterpillar equipment included in said systems), as well as non-Caterpillar equipment that is powered by Caterpillar engines, for all countries.

Debt and other expenses for the Global Accounts, Marine Services, and Cat Power Finance divisions are allocated to their respective segments from the North America, Europe, and/or Asia-Pacific segments based on their respective portfolios. The related interest expense is calculated based on the amount of allocated debt and the rates associated with that debt. Inter-segment revenues are based on the amount of respective portfolio and the rates associated with that portfolio.

Supplemental segment data for the three months ended June 30,

2005	North America	Europe	Diversified Services	Asia-Pacific	Cat Power Finance	Total
External revenue	$357	89	76	49	16	$587
Inter-segment revenue	$8	-	-	-	-	$8
Profit	$53	15	13	4	5	$90
Assets at June 30, 2005	$13,738	4,341	4,855	1,978	1,219	$26,131

2004	North America	Europe	Diversified Services	Asia- Pacific	Cat Power Finance	Total
External revenue	$279	84	55	32	17	$467
Inter-segment revenue	$5	-	-	-	-	$5
Profit	$36	12	7	3	5	$63
Assets at June 30, 2004	$12,112	4,108	4,615	1,287	1,256	$23,378

Reconciliation of assets:	June 30, 2005	June 30, 2004
Assets from segments	$26,131	$23,378
Investment in subsidiaries	(934)	(902)
Inter-segment balances	(968)	(1,331)
Total assets	$24,229	$21,145

Supplemental segment data for the six months ended June 30,

2005	North America	Europe	Diversified Services	Asia-Pacific	Cat Power Finance	Total
External revenue	$683	179	143	92	33	$1,130
Inter-segment revenue	$14	-	-	-	-	$14
Profit	$101	32	22	8	10	$173

2004	North America	Europe	Diversified Services	Asia-Pacific	Cat Power Finance	Total
External revenue	$544	170	116	63	31	$924
Inter-segment revenue	$9	-	-	-	-	$9
Profit	$72	26	21	7	9	$135

C.	Derivative Instruments and Hedging Activities

Our earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates and interest rates. Our Risk Management Policy (Policy) allows for the use of derivative financial instruments to prudently manage foreign currency exchange rate and interest rate exposure. Our Policy specifies that derivatives are not to be used for speculative purposes. Derivatives that we use are primarily foreign currency forward and option contracts and interest rate swaps. Our derivative activities are subject to the management, direction, and control of our senior financial officers. Risk management practices, including the use of financial derivative instruments, are presented to the Audit Committee of the Caterpillar Inc. Board of Directors at least annually.

Foreign Currency Exchange Rate Risk
In managing foreign currency risk, our objective is to minimize earnings volatility resulting from conversion and the re-measurement of net foreign currency balance sheet positions. Our Policy allows the use of foreign currency forward contracts to offset the risk of currency mismatch between our receivables and debt. None of these foreign currency forward contracts are designated as a hedge. Other revenue included gains of $23 and $1 on the undesignated contracts for the three months ended (gains of $34 and $17 for the six months ended) June 30, 2005 and 2004, respectively, substantially offset by balance sheet re-measurement and conversion losses.

Due to the long-term nature of our net investments in foreign subsidiaries, we generally do not hedge the related currency exposure.

Interest Rate Risk
Interest rate movements create a degree of risk by affecting the amount of our interest payments and the value of our fixed rate debt. Our practice is to use interest rate swap agreements to manage our exposure to interest rate changes and in some cases to lower the cost of borrowed funds.

We have a match funding policy that addresses interest rate risk by aligning the interest rate profile (fixed or floating rate) of our debt portfolio with the interest rate profile of our receivables portfolio within pre-determined ranges on an ongoing basis. In connection with that policy, we use interest rate derivative instruments to modify the debt structure to match assets within the receivables portfolio. This match funding reduces the volatility of margins between interest-bearing assets and interest-bearing liabilities, regardless of which direction interest rates move. At times, the use of these instruments results in a lowered cost of borrowed funds. This is accomplished by changing the characteristics of existing debt instruments or entering into new agreements in combination with the issuance of new debt.

Our Policy allows us to use floating-to-fixed, fixed-to-floating, and floating-to-floating interest rate swaps to meet our match funding objective. To support hedge accounting, we designate fixed-to-floating interest rate swaps as fair value hedges of the fair value of our fixed rate debt at the inception of the contract. Our practice is to designate most floating-to-fixed interest rate swaps as cash flow hedges of the variability of future cash flows at the inception of the swap contract. Designation as a hedge of the variability of cash flow is performed to support hedge accounting.

We liquidated fixed-to-floating interest rate swaps during 2005, 2004, and 2002. As a result, the gain ($11 as of June 30, 2005) is being amortized to earnings ratably over the remaining life of the hedged debt.

Gains/(losses) on fixed-to-floating interest swaps included in current earnings for three months ended June 30, included:

	2005	2004
Gain/(loss) on designated interest rate derivatives—included in Other revenues	$50	$(73)
Gain/(loss) on hedged debt—included in Other revenues	(50)	73
Gain on liquidated swaps—included in Interest expense	1	1

Gains/(losses) on fixed-to-floating interest swaps included in current earnings for six months ended June 30, included:

	2005	2004
Gain/(loss) on designated interest rate derivatives—included in Other revenues	$3	$(39)
Gain/(loss) on hedged debt—included in Other revenues	(3)	39
Gain on liquidated swaps—included in Interest expense	2	1

There were no circumstances where hedge treatment was discontinued during the three or six months ended June 30, 2005 or 2004.

As of June 30, 2005, $3 of deferred net gains included in equity (Accumulated other comprehensive income), related to our floating-to-fixed interest rate swaps, are expected to be reclassified to Interest expense over the next twelve months. As of June 30, 2004, this projected reclassification was a net loss of $8. In the second quarter of June 2005, we liquidated forward starting floating-to-fixed interest rate swaps due to the issuance of the hedged debt. Forward starting interest rate swaps provide a hedge of the anticipated issuance of debt. The $9 loss on the swaps will be amortized to earnings ratably over the remaining life of the hedged debt.

D.	Guarantees

We have guaranteed to repurchase loans of certain Caterpillar dealers from third party lenders in the event of default. These guarantees arose in conjunction with our relationship with third party dealers who sell Caterpillar equipment. These guarantees generally have one-year terms and are secured by dealer assets. We have also provided a limited indemnity to a third party bank for $42 resulting from the assignment of certain leases to that bank. The indemnity expires December 15, 2012 and is unsecured. No loss has been experienced or is anticipated under these guarantees. At June 30, 2005, and December 31, 2004, the book value of these guarantees was $9 and $10, respectively. The maximum potential amount of future payments (undiscounted and without reduction for any amount that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees are as follows:

	June 30, 2005	December 31, 2004
Guarantees with Caterpillar dealers	$395	$364
Guarantees - other	77	62
Total guarantees	$472	$426

E.	Securitized Assets

During the second quarter of 2005, we securitized retail installment sale contracts and finance leases into a public asset-backed securitization facility. These finance receivables, which are being held in a securitization trust, are secured by new and used equipment. We retained servicing responsibilities and subordinated interests related to this securitization. Subordinated interests include subordinated certificates with an initial fair value of $8, an interest in future cash flows (excess) with an initial fair value of $1, and a reserve account with an initial fair value of $12. Our retained interests are generally subordinate to the investors' interests. Net proceeds received were $850, which includes both cash proceeds and retained interests. A net gain of $12 was recognized on this transaction. We determine the fair value based on discounted cash flow models that incorporate assumptions including credit losses, prepayment rates, and discount rates. These assumptions are based on our historical experience, market trends, and anticipated performance relative to the particular assets securitized. Significant assumptions used to estimate the fair value of the retained interests and subordinate certificates include a 10.8% discount rate, a weighted-average prepayment rate of 14.0%, and expected credit losses of 1.0%. We receive annual servicing fees of 1.0% of the unpaid note value.

In the second quarter of 2004, a public securitization also occurred. Subordinated interests included subordinated certificates with an initial fair value of $8, an interest in future cash flows (excess) with an initial fair value of $2, and a reserve account with an initial fair value of $10. Net proceeds received were $659, which includes both cash proceeds and retained interests. A net gain of $13 was recognized on this transaction. Significant assumptions used to estimate the fair value of the retained interests and subordinate certificates in this transaction include a 10.7% discount rate, a weighted-average prepayment rate of 14.0%, and expected credit losses of 1.0%. We receive annual servicing fees of 1.0% of unpaid note value.

Prior to June 2005, our wholesale securitization was a revolving securitization structure whereby eligible dealer receivables purchased from Caterpillar were initially securitized into a trust. The trust subsequently issued a certificate collateralized by a portion of those dealer receivables to third party purchasers with a corresponding reduction in our retained interests in the trust. The retained interest in securitized wholesale receivables was $2,163 as of June 30, 2004. The trust was a qualifying special-purpose entity (QSPE) through August 2004 and thus, in accordance with SFAS 140, was not consolidated. Due to a high volume of dealer receivable financing activity from September through December 2004, we held more than 90% of the beneficial interest of the trust in the form of retained interests. Thus, during this period, the trust did not qualify as a QSPE as defined by SFAS 140. We therefore consolidated the trust in accordance with FIN 46R, “Consolidation of Variable Interest Entities” (revised) as it represents a variable interest entity for which we are the primary beneficiary.

In June 2005, the wholesale securitization was restructured. As a result, the trust was terminated and the receivables held by the trust were transferred back to Cat Financial. Cat Financial transferred an undivided interest in the receivables to the third party purchasers. In accordance with Statement of Financial Accounting Standard 140 (SFAS
140) “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” the transfer to the third party purchasers is accounted for as a sale. Subordinated interests in the amount of $2,552 are included in wholesale receivables as of June 30, 2005.

F. New Accounting Standards

In June 2005, the Financial Accounting Standards Board  (FASB) issued Statement of Financial Accounting Standards No. 154 (SFAS 154), "Accounting Changes and Error Corrections."  SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle.  This Statement requires retrospective applications to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable.   In addition, this Statement requires that a change in depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle.  This new accounting standard is effective  January 1, 2006.  The adoption of SFAS 154 is not expected to have a material impact on our financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in millions)
Overview: Second Quarter 2005 vs. Second Quarter 2004
We are pleased with the continued growth in our business as well as the reduction in past dues and write-offs. Our efficiency measured by managed assets per employee continues to improve, reflecting our ability to leverage our investment in people and technology over a larger portfolio of business.

s	Revenues were a record $587, an increase of $120 or 26% compared with the same period last year.
s	Profit after tax was a record $90, up $27 or 43% from a year ago.
s	New retail financing was a record $3,268, an increase of $681 or 26% from the second quarter last year.
s	Past dues over 30 days were 2.10% of total receivables plus retained interests in securitized wholesale receivables compared with 2.57% at June 30, 2004.
s	Write-offs of bad debts exceeded recoveries by $3 during the second quarter of 2005 compared to $16 during the same period last year.

Forward-Looking Statements

Some statements contained in this Quarterly Report on Form 10-Q are forward looking and involve risks and uncertainties that could significantly impact results. The words “believes,”“expects,”“estimates,”“will be” and similar words or expressions identify forward-looking statements made on behalf of Caterpillar Financial Services Corporation (“Cat Financial,”“we,” and “our”). These risks and uncertainties include factors that affect international businesses generally, as well as matters specific to Cat Financial and the markets it serves. These factors include, without limitation, the following: the demand for the products of the parent company, Caterpillar Inc. (“Caterpillar”), and our ability to finance the sales of those products, the continuation of certain marketing, operational, and administrative support provided to us by Caterpillar, the creditworthiness of our customers, interest rate and currency rate fluctuations, declines in the estimated residual values of leased equipment and increasing competition. For a further discussion of the risks and uncertainties that may affect our business, please see our Annual Report on Form 10-K for the year ended December 31, 2004 and information contained in other reports that we file from time to time with the Securities and Exchange Commission.

Critical Accounting Policies

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect reported amounts. The most significant estimates include those related to our residual values for leased assets and to our allowance for credit losses. Actual results may differ from these estimates.

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

Three Months Ended June 30, 2005 vs. Three Months Ended June 30, 2004

Revenues

Wholesale revenue (including revenues related to retained interests in securitized wholesale receivables) and retail finance revenue for the second quarter of 2005 was $344, an increase of $92 from the same period last year. The increase was principally due to a 19% increase in the average receivable plus the average retained interests in securitized wholesale receivables balance outstanding and a 77 basis point increase in the average interest rate. The annualized average interest rate on these assets was 6.57% for the second quarter of 2005 compared with 5.80% for the second quarter of 2004, including the annualized average interest rate on Notes receivable from Caterpillar.

Operating lease revenue for the second quarter of 2005 was $192, or $16 higher than the same period last year primarily due to an increase in equipment on operating leases that resulted from higher customer demand.

Other revenue for the second quarter of 2005 was $51, an increase of $12 from the same period last year. The increase was primarily due to a $6 increase in gain on sale of equipment returned from lease and a $3 increase in forward points on foreign exchange contracts. Other revenue items for the three months ended June 30, included:

	2005	2004
Gain on sale of receivables	$15	$14
Fees	8	7
Late charge income	7	7
Gain on sale of equipment returned from lease	6	-
Income related to retained interests in securitized receivables	4	3
Service fee income on securitized receivables	4	3
Forward points on foreign exchange contracts	3	-
Partnership income	2	1
Dividend income	1	4
Miscellaneous other revenue, net	1	-
Total other revenue	$51	$39

Expenses

Interest expense for the second quarter of 2005 was $188, an increase of $67 from the same period last year. This increase was primarily due to the increase in the average cost of funds of 93 basis points, to 3.72% for the second quarter of 2005 from 2.79% for the second quarter of 2004, and the impact of a 16% increase in average debt levels to fund new finance receivables and operating leases.

Depreciation expense on equipment leased to others was $154, up $14 over the second quarter of 2004 due to the increase in equipment on operating leases discussed in the Revenues section above.

General, operating, and administrative expenses were $85 during the second quarter of 2005 compared to $74 the same period last year. The increase primarily resulted from increased labor and other costs to support growth in earning assets. There were 1,459 full-time employees at June 30, 2005, an increase of 125 from June 30, 2004.

The provision for credit losses decreased from $32 for the second quarter of 2004 to $20 for the second quarter of 2005. The allowance for credit losses was 1.38% of finance receivables, net of unearned income, plus retained interests in securitized wholesale receivables at June 30, 2005, compared to 1.47% at June 30, 2004. The decrease in the allowance as a percentage of finance receivables reflects improvements in past due finance receivables and an overall improvement in general economic conditions. The Notes receivable from Caterpillar are not included in this calculation.

Profit

Profit for the second quarter of 2005 was $90, up $27 from the second quarter of 2004.

On a pre-tax basis, profit was up $41, principally due to $33 from growth in earning assets, $12 from a decrease in the provision for credit losses due to improved portfolio health, and $6 from an increased gain on sale of equipment returned from lease, partially offset by $11 from higher operating expenses and $6 from the decrease in the interest rate spread.

Assets

Total assets were $24,229 at June 30, 2005, an increase of $3,084 over June 30, 2004, principally due to growth in finance receivables (retail and wholesale).

During the second quarter of 2005, we financed record new retail business of $3,268, compared to $2,587 during the second quarter of 2004. The increase of $681 was primarily related to increased financing in our North America and Asia-Pacific segments, which was due to higher sales of Caterpillar equipment.

Managed Assets

We also manage and service receivables/leases that have been transferred through securitization or sale. These receivables/leases are not available to pay our creditors.

Off-balance-sheet securitized wholesale receivables were $240 as of June 30, 2005 and 2004.

Prior to June 2005, our wholesale securitization was a revolving securitization structure whereby eligible dealer receivables purchased from Caterpillar were initially securitized into a trust. The trust subsequently issued a certificate collateralized by a portion of those dealer receivables to third party purchasers with a corresponding reduction in our retained interests in the trust. The retained interest in securitized wholesale receivables was $2,163 as of June 30, 2004. The trust was a QSPE through August 2004 and thus, in accordance with SFAS 140, was not consolidated. Due to a high volume of dealer receivable financing activity from September through December 2004, we held more than 90% of the beneficial interest of the trust in the form of retained interests. Thus, during this period, the trust did not qualify as a QSPE as defined by SFAS 140. We therefore consolidated the trust in accordance with FIN 46R, “Consolidation of Variable Interest Entities” (revised) as it represents a variable interest entity for which we are the primary beneficiary.

In June 2005, the wholesale securitization was restructured. As a result, the trust was terminated and the receivables held by the trust were transferred back to Cat Financial. Cat Financial transferred an undivided interest in the receivables to the third party purchasers. In accordance with Statement of Financial Accounting Standard 140 (SFAS
140) “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” the transfer to the third party purchasers is accounted for as a sale. Subordinated interests in the amount of $2,552 are included in wholesale receivables as of June 30, 2005.

Off-balance-sheet securitized retail receivables at June 30, were as follows:

	2005	2004
Installment sale contracts securitized	$1,245	$1,055
Finance leases securitized	61	69
Less: retained interests (included in Other assets)	71	72
Off-balance-sheet securitized retail receivables	$1,235	$1,052

Other off-balance-sheet managed receivables/leases at June 30, were as follows:

	2005	2004
Finance leases	$89	$4
Installment sale contracts	8	2
Operating leases	31	-
Total other managed receivables/leases	$128	$6

Allowance for Credit Losses

The following table shows activity related to the Allowance for credit losses for the three months ended June 30:

	2005	2004
Balance at beginning of quarter	$283	$248
Provision for credit losses	20	32
Receivables written off	(9)	(20)
Recoveries on receivables previously written off	6	4
Adjustment related to sale of receivables	(11)	(6)
Foreign currency translation adjustment	(5)	(3)
Balance at end of the period	$284	$255

Bad debt write-offs, net of recoveries, were $3 for the second quarter of 2005 compared with $16 for the second quarter of 2004. Decreases in write-offs were experienced primarily in the North America and Diversified Services segments. We will continue to monitor the allowance for credit losses and adjust the allowance based upon management’s best estimate of probable losses inherent in our finance receivables.

Past Due Finance Receivables Plus Retained Interests in Securitized Wholesale Receivables

Finance receivables (excluding Notes receivable from Caterpillar) plus retained interests in securitized wholesale receivables plus rents receivable for operating leases (included in Other assets) that were past due over 30 days were 2.10% of these receivables at June 30, 2005, compared to 2.57% at June 30, 2004. The improvement was due to improved performance in the Diversified Services and North America segments, where past dues improved 2.18 and .37 percentage points, respectively.

Six Months Ended June 30, 2005 vs. Six Months Ended June 30, 2004

Revenues

Wholesale and retail finance revenue for the first six months of 2005 was $669, an increase of $168 from the same period last year. The increase was principally due to a 19% increase in the average receivable plus the average retained interests in securitized wholesale receivables balance outstanding and a 69 basis point increase in the average interest rate. The annualized average interest rate on these assets was 6.54% for the first six months of 2005 compared with 5.85% for the first six months of 2004, including the annualized average interest rate on Notes receivable from Caterpillar.

Operating lease revenue for the first six months of 2005 was $380, or $26 higher than the same period last year primarily due to an increase in equipment on operating leases that resulted from higher customer demand.

Other revenue for the first six months of 2005 was $81, an increase of $12 from the same period last year. The increase was primarily due to a $6 favorable change in forward points on foreign exchange contracts, a $4 increase in gain on sale of equipment returned from lease, and a $3 increase in partnership income, partially offset by a $7 decrease in dividend income. Other revenue items for the six months ended June 30, included:

	2005	2004
Gain on sale of receivables	$16	$16
Fees	15	13
Late charge income	13	13
Gain on sale of equipment returned from lease	10	6
Income related to retained interests in securitized receivables	7	5
Service fee income on securitized receivables	6	5
Forward points on foreign exchange contracts	5	(1)
Partnership income	4	1
Dividend income	1	8
Miscellaneous other revenue, net	4	3
Total other revenue	$81	$69

Expenses

Interest expense for the first six months of 2005 was $361, an increase of $119 from the same period last year. This increase was primarily due to the increase in the average cost of funds of 77 basis points, to 3.61% for the first six months of 2005 from 2.84% for the first six months of 2004, and the impact of a 17% increase in average debt levels to fund new finance receivables and operating leases.

Depreciation expense on equipment leased to others was $306, up $24 over the first six months of 2004 due to the increase in equipment on operating leases discussed in the Revenues section above.

General, operating, and administrative expenses were $161 during the first six months of 2005 compared to $139 the same period last year. The increase primarily resulted from increased labor related and other costs to support growth in earning assets.

The provision for credit losses decreased from $52 for the first six months of 2004 to $36 for the first six months of 2005.

Profit

Profit for the first six months of 2005 was $173, up $38 from the first six months of 2004.

On a pre-tax basis, profit was up $58, principally due to $62 from growth in earning assets, a $16 decrease in provision for credit losses, and a $12 increase in other revenue discussed above, partially offset by higher operating expenses of $22 and an $11 decrease in the interest rate spread.

Assets

During the first six months of 2005, we financed record new retail business of $5,711, compared to $4,557 during the first six months of 2004. The increase of $1,154 was primarily related to increased financing in our North America and Asia-Pacific segments, which was due to higher sales of Caterpillar equipment.

Allowance For Credit Losses

The following table shows activity related to the Allowance for credit losses for the six months ended June 30:

	2005	2004
Balance at beginning of year	$278	$241
Provision for credit losses	36	52
Receivables written off	(18)	(35)
Recoveries on receivables previously written off	10	8
Adjustment related to sale of receivables	(12)	(6)
Foreign currency translation adjustment	(10)	(5)
Balance at end of the period	$284	$255

Capital Resources And Liquidity

Operations for the first six months of 2005 were funded with a combination of borrowings, proceeds from sales of receivables, and retained earnings. We do not generate material funding through structured finance transactions.

Through the first six months of 2005, there were no collections of retained interests in securitized wholesale receivables as presented in the first half of 2004. As discussed in the Managed Assets section above, because the related trust did not meet the non-consolidation criteria for a QSPE during the first half of 2005, we consolidated the trust and included the assets and related cash flows with our finance receivables in the consolidated statements of financial position and cash flows.

Through the first six months of 2005, we generated $850 of capital resources from the securitization of finance receivables. The capital resources derived from the securitization of the finance receivables include both the cash proceeds and the retained interests.

Total outstanding borrowings Total borrowings outstanding at June 30, 2005 were $20,514, an increase of $485 over December 31, 2004 due to financing a higher amount of assets. Outstanding borrowings at June 30, 2005 consisted of:

•	$14,999 of medium-term notes
•	$ 3,865 of commercial paper
•	$ 556 of short-term bank borrowings
•	$ 472 of variable denomination floating rate demand notes
•	$ 378 of notes payable to Caterpillar
•	$ 236 of long-term bank borrowings
•	$ 8 of loans from a company-owned partnership

Of the $3,865 of commercial paper, $300 has a built-in feature to extend the maturity a maximum of 390 days from the initial issue date.

Revolving credit lines  We participate in two global credit facilities with a syndicate of banks totaling $5,000 available in the aggregate to both Caterpillar and Cat Financial to support commercial paper programs. Based on management's allocation decision, which can be revised at any time, the portion of the facility available to Cat Financial at June 30, 2005 was $4,400. The five-year facility of $2,500 expires in September 2009. The 364-day facility of $2,500 expires in September 2005 and contains a provision that allows Caterpillar or Cat Financial to obtain a one-year loan for up to the full amount of that facility in September 2005 that would mature in September 2006.

In addition to the syndicated global credit facilities, we also have an A$50 (USD equivalent = $38) credit facility with one bank to support our Australian subsidiary's commercial paper program.

   At June 30, 2005, there were no borrowings under these lines, and we were in compliance with all debt covenants.

Short-term credit lines from banks These credit lines total $1,242 and will be eligible for renewal at various future dates or have no specified expiration date. They are used for local bank borrowings of subsidiaries. At June 30, 2005, we had $556 outstanding against these credit lines compared to $370 at December 31, 2004.

Variable amount lending agreements with Caterpillar Under these agreements, we may borrow up to $1,849 from Caterpillar, and Caterpillar may borrow up to $1,238 from us. The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice. We had notes payable of $378 and notes receivable of $129 outstanding at June 30, 2005, compared to notes payable of $333 and notes receivable of $120 at December 31, 2004.

Off-balance sheet arrangements Please refer to Note D of Notes to Consolidated Financial Statements for information on our guarantee contingent liabilities. Also, we lease all of our facilities.

Cash flows Net cash provided by operating activities was $496, an increase of $85 from the first six months of 2004, primarily due to an increase in accrued expenses of $105. Net cash used for investing activities decreased $92 from $1,617 in the first half of 2004 to $1,525 in the first half of 2005 primarily due to lower additions, net of collections, related to finance receivables plus retained interests in securitized wholesale receivables of $461, partially offset by less proceeds from sales of receivables of $322. Net cash provided by financing activities was $1,114, a decrease of $104 from the first six months of 2004, primarily due to greater payments on long-term debt, net of proceeds, of $276 and greater net short-term borrowings of $96, partially offset by an increase in notes payable to Caterpillar of $268.

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

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description
3.2	Bylaws of Caterpillar Financial Services Corporation (Amended as of July 20, 2004)
12	Ratio of Profit to Fixed Charges
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

Caterpillar Financial Services Corporation
(Registrant)

Date: August 5, 2005	By: /s/ Steven R. Elsesser
Steven R. Elsesser, Controller

Date: August 5, 2005	By: /s/ Kent M. Adams
Kent M. Adams, President, Director, and Chief Executive Officer