Form 10-Q
period 2005-09-30
CATERPILLAR FINANCIAL SERVICES CORP
filed 2005-11-07
CIK 764764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
☐Yes ☒No

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
Yes ☐ No ☒

At November 4, 2005, one share of common stock of the Registrant was outstanding, which is owned by Caterpillar Inc.

Caterpillar Financial Services Corporation

Form 10-Q for the Quarter Ended September 30, 2005

PART I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)
Consolidated Statement of Financial Position
Consolidated Statement of Profit
Consolidated Statement of Changes in Stockholder’s Equity
Consolidated Statement of Cash Flows
Notes to Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview: Third Quarter 2005 vs. Third Quarter 2004
Forward-Looking Statements
Critical Accounting Policies
Three Months Ended September 30, 2005 vs. Three Months Ended September 30, 2004
Nine Months Ended September 30, 2005 vs. Nine Months Ended September 30, 2004
Capital Resources and Liquidity
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 5. Other Information
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

Caterpillar Financial Services Corporation

Consolidated Statement of Financial Position
(Unaudited)
(Dollars in Millions, except share data)

	September 30,	December 31,	September 30,
	2005	2004	2004
Assets:
Cash and cash equivalents	$ 114	$ 98	$ 104
Finance receivables
Retail notes receivable	4,813	4,580	4,277
Wholesale notes receivable	5,199	4,789	4,476
Notes receivable from Caterpillar	87	120	304
Finance leases and installment sale contracts - Retail	12,652	11,769	10,649
Finance leases and installment sale contracts - Wholesale	315	185	193
	23,066	21,443	19,899
Less: Unearned income	1,431	1,261	1,150
Allowance for credit losses	295	278	258
Total net finance receivables	21,340	19,904	18,491

Equipment on operating leases,
less accumulated depreciation	2,664	2,569	2,379
Deferred income taxes	38	28	23
Other assets	988	973	1,258
Total assets	$25,144	$23,572	$22,255

Liabilities and stockholder's equity:
Payable to dealers and others	$ 190	$ 221	$ 184
Payable to Caterpillar - other	28	23	21
Accrued expenses	246	179	165
Income taxes payable	74	23	91
Payable to Caterpillar - borrowings	610	333	265
Short-term borrowings	5,746	5,464	5,022
Current maturities of long-term debt	3,844	3,519	3,589
Long-term debt	11,141	10,713	10,088
Deferred income taxes and other liabilities	383	377	308
Total liabilities	22,262	20,852	19,733

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid in amount)	745	745	745
Retained earnings	1,950	1,690	1,620
Accumulated other comprehensive income	187	285	157
Total stockholder's equity	2,882	2,720	2,522

Total liabilities and stockholder's equity	$25,144	$23,572	$22,255

See Notes to Consolidated Financial Statements (unaudited).

Caterpillar Financial Services Corporation

Consolidated Statement of Profit
(Unaudited)
(Dollars in Millions)

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2005	2004	2005	2004
Revenues:
Wholesale finance	$ 91	$ 56	$ 250	$ 147
Retail finance	272	210	782	620
Operating lease	197	179	577	533
Other	36	31	117	100
Total revenues	596	476	1,726	1,400

Expenses:
Interest	202	132	563	374
Depreciation on assets leased to others	155	143	461	425
General, operating, and administrative	77	65	238	204
Provision for credit losses	23	20	59	72
Other	9	3	13	8
Total expenses	466	363	1,334	1,083

Profit before income taxes	130	113	392	317

Provision for income taxes	43	31	132	100
Profit	$ 87	$ 82	$ 260	$ 217

See Notes to Consolidated Financial Statements (unaudited).

Caterpillar Financial Services Corporation

Consolidated Statement of Changes in Stockholder's Equity
(Unaudited)
(Dollars in Millions)

	Nine months Ended
	September 30,		September 30,
	2005		2004

Common stock at paid-in amount:
Balance at beginning of year	$ 745		$ 745
Balance at end of period	745		745

Retained earnings:
Balance at beginning of year	1,690		1,403
Profit	260	$260	217	$217
Balance at end of period	1,950		1,620

Accumulated other comprehensive income/(loss):
Foreign currency translation adjustment
Balance at beginning of year	278		163
Aggregate adjustment for the period	(111)	(111)	(5)	(5)
Balance at end of period	167		158
Interest rate derivative instruments (net of tax)
Balance at beginning of year net of tax of: 2005 - $1; 2004 - $(9)	-		(18)
Losses deferred during the period net of tax of: 2005 - $ 3; 2004 - $(19)	4	4	(33)	(33)
Losses reclassed to earnings during the period net of tax of: 2005 - $6; 2004 - $25	11	11	44	44
Balance at end of period net of tax of: 2005 - $10; 2004 - $(3)	15		(7)
Other instruments (net of tax)
Balance at beginning of year	7		5
Aggregate adjustment for the period	(2)	(2)	1	1
Balance at end of period	5		6
Total accumulated other comprehensive income	187		157

Comprehensive income		$162		$224

Total stockholder’s equity	$2,882		$2,522

See Notes to Consolidated Financial Statements (unaudited).

                        Caterpillar Financial Services Corporation

Consolidated Statement of Cash Flows
(Unaudited)
(Dollars in Millions)
                 Nine months Ended
s	Sept. 30, 2005	Sept. 30, 2004
Cash flows from operating activities:
Profit	$ 260	$ 217
Adjustments for non-cash items:
Depreciation of equipment on operating leases and non-leased equipment	477	441
Amortization of purchased discount	(185)	(99)
Provision for credit losses	59	72
Gain on sale of receivables	(18)	(17)
Other	(57)	(20)
Change in assets and liabilities:
Receivables from customers and others	(23)	(36)
Other receivables/payables with Caterpillar	1	14
Payable to dealers and others	(28)	8
Accrued expenses	110	17
Income taxes payable	52	37
Other assets	(3)	1
Net cash provided by operating activities	645	635

Cash flows from investing activities:
Expenditures for equipment on operating leases and for non-leased equipment	(990)	(855)
Proceeds from disposals of equipment	551	512
Additions to finance receivables	(24,897)	(12,753)
Collections of finance receivables	21,589	10,313
Additions to retained interests in securitized wholesale receivables	-	(6,686)
Collections of retained interests in securitized wholesale receivables	-	5,722
Proceeds from sales of receivables	1,178	1,311
Notes receivable from Caterpillar	25	65
Investment in partnerships	3	5
Other, net	13	21
Net cash used for investing activities	(2,528)	(2,345)

Cash flows from financing activities:
Payable to Caterpillar - borrowings	315	(203)
Proceeds from long-term debt	4,229	4,244
Payments on long-term debt	(3,256)	(2,585)
Short-term borrowings, net	615	299
Net cash provided by financing activities	1,903	1,755

Effect of exchange rate changes on cash	(4)	(10)

Net change in cash and cash equivalents	16	35

Cash and cash equivalents at beginning of year	98	69

Cash and cash equivalents at end of period	$ 114	$ 104

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

The December 31, 2004 financial position data included herein is derived from the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2004.

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

Cat Power Finance: This segment primarily provides debt financing for Caterpillar electrical power generation, gas compression, and co-generation systems (including the related non-Caterpillar equipment included in these systems), as well as non-Caterpillar equipment that is powered by Caterpillar engines, for all countries.

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

Supplemental segment data for the three months ended September 30,

2005	North America	Europe	Diversified Services	Asia-Pacific	Cat Power Finance	Total
External revenue	$ 364	82	80	53	17	$ 596
Inter-segment revenue	$ 9	-	-	-	-	$ 9
Profit	$ 54	9	11	8	5	$ 87
Assets at September 30, 2005	$14,624	4,259	4,958	2,004	1,230	$27,075

2004	North America	Europe	Diversified Services	Asia- Pacific	Cat Power Finance	Total
External revenue	$ 284	86	58	33	15	$ 476
Inter-segment revenue	$ 5	-	-	-	-	$ 5
Profit	$ 48	13	17	1	3	$ 82
Assets at September 30, 2004	$13,181	4,102	4,562	1,468	1,199	$24,512

Reconciliation of assets:	September 30, 2005	September 30, 2004
Assets from segments	$27,075	$24,512
Investment in subsidiaries	(936)	(917)
Inter-segment balances	(995)	(1,340)
Total assets	$25,144	$22.255

Supplemental segment data for the nine months ended September 30,

2005	North America	Europe	Diversified Services	Asia-Pacific	Cat Power Finance	Total
External revenue	$ 1,047	261	223	145	50	$ 1,726
Inter-segment revenue	$ 23	-	-	-	-	$ 23
Profit	$ 155	41	33	16	15	$ 260

2004	North America	Europe	Diversified Services	Asia-Pacific	Cat Power Finance	Total
External revenue	$ 828	256	174	96	46	$ 1,400
Inter-segment revenue	$ 14	-	-	-	-	$ 14
Profit	$ 120	39	38	8	12	$ 217

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

Foreign Currency Exchange Rate Risk
In managing foreign currency risk, our objective is to minimize earnings volatility resulting from conversion and the re-measurement of net foreign currency balance sheet positions. Our Policy allows the use of foreign currency forward contracts to offset the risk of currency mismatch between our receivables and debt. None of these foreign currency forward contracts are designated as a hedge. Other revenue included gains of $15 and $2 on the undesignated contracts for the three months ended (gains of $49 and $20 for the nine months ended) September 30, 2005 and 2004, respectively, substantially offset by balance sheet re-measurement and conversion losses.

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

Our Policy allows us to use floating-to-fixed, fixed-to-floating, and floating-to-floating interest rate swaps to meet our match funding objective. To support hedge accounting, we designate fixed-to-floating interest rate swaps as fair value hedges of the fair value of our fixed rate debt at the inception of the contract. Our practice is to designate most floating-to-fixed interest rate swaps as cash flow hedges of the variability of future cash flows at the inception of the swap contract to support hedge accounting.

We liquidated fixed-to-floating interest rate swaps during 2005, 2004, and 2002. As a result, the gain ($16 as of September 30, 2005) is being amortized to earnings ratably over the remaining life of the hedged debt.

Gains/(losses) on fixed-to-floating interest swaps included in current earnings for three months ended September 30, included:

	2005	2004
Gain/(loss) on designated interest rate derivatives—included in Other revenues	$(53)	$42
Gain/(loss) on hedged debt—included in Other revenues	53	(42)
Gain on liquidated swaps—included in Interest expense	1	-

Gains/(losses) on fixed-to-floating interest swaps included in current earnings for nine months ended September 30, included:

	2005	2004
Gain/(loss) on designated interest rate derivatives—included in Other revenues	$(50)	$3
Gain/(loss) on hedged debt—included in Other revenues	50	(3)
Gain on liquidated swaps—included in Interest expense	3	1

There were no circumstances where hedge treatment was discontinued during the three or nine months ended September 30, 2005 or 2004.

As of September 30, 2005, $7 of deferred net gains included in equity (Accumulated other comprehensive income), related to our floating-to-fixed interest rate swaps, is expected to be reclassified to Interest expense over the next twelve months. As of September 30, 2004, this projected reclassification was a net loss of $10. The third quarter results of 2005 include amortized amounts of a loss resulting from liquidated swaps. These liquidations occurred in the second quarters of 2005 and 2004. We liquidated forward-starting floating-to-fixed interest rate swaps due to the issuance of the hedged debt. Forward-starting interest rate swaps provide a hedge of the anticipated issuance of debt. The $1 remaining loss on the swaps will continue to be amortized to earnings ratably over the remaining life of the hedged debt.

D.	Guarantees

We have guaranteed to repurchase loans of certain Caterpillar dealers from third party lenders in the event of default. These guarantees arose in conjunction with our relationship with third party dealers who sell Caterpillar equipment. These guarantees generally have one-year terms and are secured, primarily by dealer assets. We have also provided a limited indemnity to a third party bank for $41 resulting from the assignment of certain leases to that bank. The indemnity is for the remote chance that the insurers of these leases would become insolvent. The indemnity expires December 15, 2012 and is unsecured. No loss has been experienced or is anticipated under any of these guarantees. At both September 30, 2005 and December 31, 2004, the recorded liability for these guarantees was $10. The maximum potential amount of future payments (undiscounted and without reduction for any amount that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees are as follows:

	September 30, 2005	December 31, 2004
Guarantees with Caterpillar dealers	$ 426	$ 364
Guarantees - other	86	62
Total guarantees	$ 512	$ 426

E.	Securitized Assets

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

Prior to June 2005, our wholesale securitization was a revolving securitization structure whereby eligible dealer receivables purchased from Caterpillar were initially securitized into a trust. The trust subsequently issued a certificate collateralized by a portion of those dealer receivables to third party purchasers with a corresponding reduction in our retained interests in the trust. The trust was a qualifying special-purpose entity (QSPE) through August 2004 and thus, in accordance with SFAS 140, was not consolidated. Due to a high volume of dealer receivable financing activity from September 2004 through May 2005, we held more than 90% of the beneficial interest of the trust in the form of retained interests. Thus, during this period, the trust did not qualify as a QSPE as defined by SFAS 140. We therefore consolidated the trust in accordance with FIN 46R, “Consolidation of Variable Interest Entities” (revised) as it represents a variable interest entity for which we are the primary beneficiary.

In June 2005, the wholesale securitization was restructured. As a result, the trust was terminated and the receivables held by the trust were transferred back to Cat Financial. Cat Financial transferred an undivided interest in the receivables to the third party purchasers. In accordance with Statement of Financial Accounting Standard 140 (SFAS 140) “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” the transfer to the third party purchasers is accounted for as a sale. Subordinated interests in the amount of $2,952 are included in wholesale receivables as of September 30, 2005.

F. New Accounting Standards

 In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R (revised 2004) “Share-Based Payment,” (SFAS 123R). SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R also establishes fair value as the measurement method in accounting for share-based payments with employees. The FASB required the provisions of SFAS 123R be adopted for interim or annual periods beginning after June 15, 2005. In April 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. In accordance with this rule, Caterpillar Inc. will adopt this new accounting standard effective January 1, 2006, and will transition to the new guidance using the modified prospective method. See Caterpillar Inc.’s third quarter 2005 10-Q for more details. The amount to be charged to Cat Financial by Caterpillar Inc. in 2006 is not expected to have a material impact on our financial statements.

In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS 154), "Accounting Changes and Error Corrections."  SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle.  This Statement requires retrospective applications to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable.   In addition, this Statement requires that a change in depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle.  This new accounting standard is effective  January 1, 2006.  The adoption of SFAS 154 is not expected to have a material impact on our financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in millions)

Overview: Third Quarter 2005 vs. Third Quarter 2004
We had an excellent quarter with record revenues and the second-highest quarter ever for both profit and new retail financing. The portfolio continues to perform very well. The combined efforts of the Caterpillar dealers and our employees continue to provide our customers great value that results in continued strong growth.

Revenues were a record $596, an increase of $120 or 25% compared with the same period last year.
Profit after tax was a third-quarter record $87, up $5 or 6% from a year ago.
New retail financing was a third-quarter record $2,926, an increase of $533 or 22% from the third quarter last year.
Past dues over 30 days were 1.65% of total receivables compared with 2.18% at September 30, 2004.
Write-offs of bad debts exceeded recoveries by $14 during the third quarter of 2005 compared to $20 during the same period last year.

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

Three Months Ended September 30, 2005 vs. Three Months Ended September 30, 2004

Revenues

Wholesale revenue and retail finance revenue for the third quarter of 2005 was $363, an increase of $97 from the same period last year. The increase was principally due to an 18% increase in the average receivable balance outstanding and a 90 basis point increase in the average interest rate. The annualized average interest rate on these assets was 6.78% for the third quarter of 2005 compared with 5.88% for the third quarter of 2004, including the annualized average interest rate on Notes receivable from Caterpillar.

Operating lease revenue for the third quarter of 2005 was $197, or $18 higher than the same period last year primarily due to an increase in equipment on operating leases that resulted from higher customer demand.

Other revenue for the third quarter of 2005 was $36, an increase of $5 from the same period last year. The increase was primarily due to $5 favorable change in currency exchange gain/loss, $2 increase in late charge income, $2 increase in fees, and $6 various other increases, net. These increases were partially offset by a $7 write-down of a repossessed marine vessel and the absence of $3 partnership/dividend income received in the third quarter 2004 from a Canadian partnership with Finning International Incorporated, which was dissolved in fourth quarter 2004. Other revenue items for the three months ended September 30, included:

	2005	2004
Fees	$11	$ 9
Late charge income	6	4
Gain on returned equipment	5	5
Currency exchange gain/loss	5	-
Income related to retained interests in securitized receivables	4	3
Service fee income on securitized receivables	4	3
Forward points on foreign exchange contracts	3	1
Partnership/dividend income	2	5
Gain on sale of receivables	2	1
Miscellaneous other revenue, net	1	-
Write-down of repossessed marine vessel	(7)	-
Total other revenue	$36	$31

Expenses

Interest expense for the third quarter of 2005 was $202, an increase of $70 from the same period last year. This increase was primarily due to the increase in the average cost of funds of 89 basis points, to 3.83% for the third quarter of 2005 from 2.94% for the third quarter of 2004, and the impact of a 16% increase in average debt levels to fund new finance receivables and operating leases.

Depreciation expense on equipment leased to others was $155, up $12 over the third quarter of 2004 due to the increase in equipment on operating leases discussed in the Revenues section above.

General, operating, and administrative expenses were $77 during the third quarter of 2005 compared to $65 the same period last year. The increase primarily resulted from higher labor and other costs to support growth in earning assets. There were 1,474 full-time employees at September 30, 2005, an increase of 107 from September 30, 2004.

The provision for credit losses increased from $20 from the third quarter of 2004 to $23 for the third quarter of 2005. The allowance for credit losses was 1.37% of finance receivables, net of unearned income at September 30, 2005, compared to 1.40% at September 30, 2004. The decrease in the allowance as a percentage of finance receivables reflects improvements in past due finance receivables and an overall improvement in general economic conditions. The Notes receivable from Caterpillar are not included in this calculation.

Other expense increased from $3 in the third quarter of 2004 to $9 in the third quarter of 2005. The increase primarily resulted from writing off dividends receivable of $7 related to a planned first quarter 2006 sale of the related preferred stock investment (USD equivalent $54, reflected in Other assets).

The effective tax rate increased from the third quarter 2004 rate of 27% to 33% for third quarter 2005. The increase over 2004 is primarily attributable to the absence of adjustments for cumulative changes in state tax rates for income and franchise tax and a change in the geographic mix of profits
.

Profit

Profit for the third quarter of 2005 was $87, up $5 from the third quarter of 2004.

On a pre-tax basis, profit was up $17, principally due to $36 from growth in earning assets and a $5 favorable change in currency exchange gain/loss, partially offset by $12 from higher operating expenses, a $7 write-down of a repossessed marine vessel, and a $7 write-off of investment-related income discussed in the other expense section above.

Assets

Total assets were $25,144 at September 30, 2005, an increase of $2,889 over September 30, 2004, principally due to growth in finance receivables (retail and wholesale).

During the third quarter of 2005, we financed record new retail business of $2,926, compared to $2,393 during the third quarter of 2004. The increase of $533 was related to increased financing in all segments.

Managed Assets

We also manage and service receivables/leases that have been transferred through securitization or sale. These receivables/leases are not available to pay our creditors.

Off-balance-sheet securitized receivables at September 30, were as follows:

	2005	2004
Installment sale contracts securitized	$1,079	$910
Finance leases securitized	53	59
Less: retained interests (included in Other assets)	72	72
Off-balance-sheet securitized retail receivables	1,060	897
Securitized wholesale receivables	240	-
Total securitized receivables	$1,300	$897

Other off-balance-sheet managed receivables/leases at September 30, were as follows:

	2005	2004
Finance leases	$119	$ 4
Installment sale contracts	43	21
Operating leases	38	2
Retail notes receivable	22	14
Total other managed receivables/leases	$222	$41

Prior to June 2005, our wholesale securitization was a revolving securitization structure whereby eligible dealer receivables purchased from Caterpillar were initially securitized into a trust. The trust subsequently issued a certificate collateralized by a portion of those dealer receivables to third party purchasers, with a corresponding reduction in our retained interests in the trust. The trust was a QSPE through August 2004 and thus, in accordance with Statement of Financial Accounting Standard 140 (SFAS 140) “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” was not consolidated. Due to a high volume of dealer receivable financing activity from September 2004 through May 2005, we held more than 90% of the beneficial interest of the trust in the form of retained interests. Thus, during this period, the trust did not qualify as a QSPE as defined by SFAS 140. We therefore consolidated the trust in accordance with FIN 46R, “Consolidation of Variable Interest Entities” (revised) as it represents a variable interest entity for which we are the primary beneficiary.

In June 2005, the wholesale securitization was restructured. As a result, the trust was terminated and the receivables held by the trust were transferred back to Cat Financial. Cat Financial then transferred an undivided interest in the receivables to the third party purchasers. In accordance with SFAS 140, the transfer to the third party purchasers is accounted for as a sale, with the amount, $240, being recognized as off-balance sheet securitized wholesale receivables. Subordinated interests in the amount of $2,952 are included in wholesale receivables as of September 30, 2005.

Allowance for Credit Losses

The following table shows activity related to the Allowance for credit losses for the three months ended September 30:

	2005	2004
Balance at beginning of quarter	$284	$255
Provision for credit losses	23	20
Receivables written off	(18)	(24)
Recoveries on receivables previously written off	4	4
Foreign currency translation adjustment	2	3
Balance at end of the period	$295	$258

Bad debt write-offs, net of recoveries, were $14 for the third quarter of 2005 compared with $20 for the third quarter of 2004. Decreases in write-offs were experienced primarily in the North America and Diversified Services segments. We will continue to monitor the allowance for credit losses and adjust the allowance, in accordance with our policy, based upon management’s best estimate of probable losses inherent in our finance receivables.

Past Due Finance Receivables

Finance receivables (excluding Notes receivable from Caterpillar) plus rents receivable for operating leases (included in Other assets) that were past due over 30 days were 1.65% of these receivables at September 30, 2005, compared to 2.18% at September 30, 2004. The improvement was due to improved performance in the Diversified Services and North America segments, where past dues improved 2.02 and .34 percentage points, respectively.

Nine Months Ended September 30, 2005 vs. Nine Months Ended September 30, 2004

Revenues

Wholesale and retail finance revenue for the first nine months of 2005 was $1,032, an increase of $265 from the same period last year. The increase was principally due to a 19% increase in the average receivable balance outstanding and a 76 basis point increase in the average interest rate. The annualized average interest rate on these assets was 6.62% for the first nine months of 2005 compared with 5.86% for the first nine months of 2004, including the annualized average interest rate on Notes receivable from Caterpillar.

Operating lease revenue for the first nine months of 2005 was $577, or $44 higher than the same period last year primarily due to an increase in equipment on operating leases that resulted from higher customer demand.

Other revenue for the first nine months of 2005 was $117, an increase of $17 from the same period last year. The increase was primarily due to a $7 favorable change in forward points on foreign exchange contracts, a $5 increase in gain on returned equipment, a $5 increase in fees, a $4 increase in income related to retained interests in securitized retail receivables, a $3 favorable change in currency exchange gain/loss, and $7 various other increases, net. These increases were partially offset by the absence of $7 partnership/dividend income, primarily from a Canadian partnership with Finning International Incorporated, which was dissolved in fourth quarter 2004 and a $7 write-down of a repossessed marine vessel. Other revenue items for the nine months ended September 30, included:

	2005	2004
Fees	$ 27	$ 22
Late charge income	19	17
Gain on sale of receivables	18	17
Gain on returned equipment	15	10
Income related to retained interests in securitized receivables	11	7
Service fee income on securitized receivables	9	9
Forward points on foreign exchange contracts	8	1
Miscellaneous other revenue, net	7	3
Partnership/dividend income	7	14
Currency exchange gain/loss	3	-
Write-down of a repossessed marine vessel	(7)	-
Total other revenue	$117	$100

Expenses

Interest expense for the first nine months of 2005 was $563, an increase of $189 from the same period last year. This increase was primarily due to the increase in the average cost of funds of 83 basis points, to 3.69% for the first nine months of 2005 from 2.86% for the first nine months of 2004, and the impact of a 17% increase in average debt levels to fund new finance receivables and operating leases.

Depreciation expense on equipment leased to others was $461, up $36 over the first nine months of 2004 due to the increase in equipment on operating leases discussed in the Revenues section above.

General, operating, and administrative expenses were $238 during the first nine months of 2005 compared to $204 the same period last year. The increase primarily resulted from increased labor related and other costs to support growth in earning assets.

The provision for credit losses decreased from $72 for the first nine months of 2004 to $59 for the first nine months of 2005.

Other expense increased from $8 in the first nine months of 2004 to $13 in the first nine months of 2005. The increase primarily resulted from writing off dividends receivable of $7 related to a planned first quarter 2006 sale of the related preferred stock investment (USD equivalent $54, reflected in Other assets).

The effective tax rate increased from the first nine months 2004 rate of 32% to 34% for first nine months 2005. The increase over 2004 is primarily attributable to the absence of adjustments for cumulative changes in state tax rates for income and franchise tax and a change in the geographic mix of profits

Profit

Profit for the first nine months of 2005 was $260, up $43 from the first nine months of 2004.

On a pre-tax basis, profit was up $75, principally due to $100 from growth in earning assets, a $17 increase in other revenue discussed above, and a $13 decrease in provision for credit losses, partially offset by higher operating expense of $34, a $16 decrease in the interest spread, and a $7 write-off of investment-related income discussed in the other expense paragraph above.

Assets

During the first nine months of 2005, we financed record new retail business of $8,459, compared to $6,949 during the first nine months of 2004. The increase of $1,510 resulted from increased financing in all segments.

Allowance For Credit Losses

The following table shows Allowance for credit losses activity for the nine months ended September 30:

	2005	2004
Balance at beginning of year	$278	$241
Provision for credit losses	59	72
Receivables written off	(36)	(59)
Recoveries on receivables previously written off	14	12
Adjustment related to sale of receivables	(12)	(6)
Foreign currency translation adjustment	(8)	(2)
Balance at end of the period	$295	$258

Capital Resources And Liquidity

Operations for the first nine months of 2005 were funded with a combination of borrowings, proceeds from sales of receivables, and retained earnings. We do not generate material funding through structured finance transactions.

Through the first nine months of 2005, there were no collections of retained interests in securitized wholesale receivables as presented in the first nine months of 2004. As discussed in the Managed Assets section above, because the related trust did not meet the non-consolidation criteria for a QSPE during the first half of 2005, we consolidated the trust and included the assets and cash flows with our finance receivables in the consolidated statements of financial position and cash flows. Also, as discussed in the Managed Assets section, the related trust was terminated June 30, 2005.

Through the first nine months of 2005, we generated $850 of capital resources from the securitization of finance receivables. The capital resources derived from the securitization of the finance receivables include both the cash proceeds and the retained interests.

Total outstanding borrowings Total borrowings outstanding at September 30, 2005 were $21,341, an increase of $1,312 over December 31, 2004 due to financing a higher amount of assets. Outstanding borrowings at September 30, 2005 consisted of:

•	$14,738 medium-term notes
•	$ 4,674 commercial paper
•	$ 616 short-term bank borrowings
•	$ 456 variable denomination floating rate demand notes
•	$ 610 notes payable to Caterpillar
•	$ 239 long-term bank borrowings
•	$ 8 loans from a company-owned partnership

Of the $4,674 of commercial paper, $340 has a built-in feature to extend the maturity a maximum of 390 days from the initial issue date.

Revolving credit lines  We participate in three global credit facilities with a syndicate of banks totaling $5,750 available in the aggregate to both Caterpillar Inc. and Cat Financial (including certain specified subsidiaries) to support commercial paper programs. Based on management's allocation decision, which can be revised at any time, the portion of the facility available to Cat Financial at September 30, 2005 was $5,150. A five-year facility of $1,625 expires in September 2010 and a five-year facility of $2,500 with four years remaining expires in September 2009. A 364-day facility of $1,625 expires in September 2006 and contains a provision that allows Caterpillar Inc. or Cat Financial to obtain a one-year loan for up to the full amount of that facility in September 2006 that would mature in September 2007. Each of the facilities includes one or more sub-facilities that allow one or more specified subsidiaries of Cat Financial to borrow in certain non-U.S. dollar currencies. As part of the 2005 global credit facilities renewal, the year-end leverage covenant has been increased to 8.5:1, from the previous level of 8:1, which aligns it with the 8.5:1 six-month moving average leverage covenant.

In addition to the syndicated global credit facilities, we also have an A$50 (USD equivalent $38) credit facility with one bank to support our Australian subsidiary's commercial paper program.

At September 30, 2005, there were no borrowings under these lines, and we were in compliance with all debt covenants.

Short-term credit lines from banks These credit lines total $1,308 and will be eligible for renewal at various future dates or have no specified expiration date. They are used for local bank borrowings of subsidiaries. At September 30, 2005, we had $616 outstanding against these credit lines compared to $370 at December 31, 2004.

Variable amount lending agreements with Caterpillar Under these agreements, we may borrow up to $1,836 from Caterpillar, and Caterpillar may borrow up to $1,238 from us. The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice. We had notes payable of $610 and notes receivable of $87 outstanding at September 30, 2005, compared to notes payable of $333 and notes receivable of $120 at December 31, 2004.

Off-balance sheet arrangements Please refer to Note D of Notes to Consolidated Financial Statements for information on our guarantee contingent liabilities. Also, we lease all of our facilities.

Cash flows Net cash provided by operating activities was $645, an increase of $10 from the first nine months of 2004, primarily due to an increase in accrued expense of $93 and income taxes payable of $15, partially offset by a decrease in profit adjusted for non-cash items of $58 and a decrease in payable to dealers and others of $36. Net cash used for investing activities increased $183 from $2,345 in the first nine months of 2004 to $2,528 in the first nine months of 2005 primarily due to less proceeds from sales of receivables of $133 and increased expenditures for equipment on operating leases and non-leased equipment of $135, partially offset by lower additions, net of collections, related to finance receivables plus retained interests in securitized wholesale receivables of $96. Net cash provided by financing activities was $1,903, a increase of $148 from the first nine months of 2004, primarily due to an increase in notes payable to Caterpillar of $518 and greater net short-term borrowings of $316, partially offset by an increase in payments on long-term debt of $671.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Although the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, management’s evaluation provided reasonable assurance that these controls will be effective.

Changes in internal control over financial reporting

During the last fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are party to various legal proceedings that arise in the normal course of our business. Although the outcomes of these proceedings cannot be predicted with certainty, we believe the final outcome of any single proceeding or all proceedings in the aggregate would not have a material adverse effect on our consolidated financial position or results of operations or cash flows.

Item 5. Other Information
None.

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

Caterpillar Financial Services Corporation
(Registrant)

Date: November 7, 2005	By: /s/ Steven R. Elsesser
Steven R. Elsesser, Controller

Date: November 7, 2005	By: /s/ Kent M. Adams
Kent M. Adams, President, Director, and Chief Executive Officer