Form 10-K
period 2005-12-31
CATERPILLAR FINANCIAL SERVICES CORP
filed 2006-02-22
CIK 764764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by a check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes ☐      No ☒

Indicate by a check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☒     No ☐

Indicate by a check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐ No ☒

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Not applicable ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
        Large Accelerated Filer ☐    Accelerated Filer  ☐  Non-Accelerated Filer ☒

At February 21, 2006, one share of common stock of the Registrant was outstanding, which is owned by Caterpillar Inc.

CONTENTS

PART I. ITEM 1. BUSINESS
PART I. ITEM 1A. RISK FACTORS
PART I. ITEM 1B. UNRESOLVED STAFF COMMENTS
PART I. ITEM 2. PROPERTIES
PART I. ITEM 3. LEGAL PROCEEDINGS
PART II. ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
PART II. ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    OVERVIEW: 2005 VS. 2004
FORWARD-LOOKING STATMENTS
CRITICAL ACCOUNTING POLICIES
2005 COMPARED WITH 2004
2004 COMPARED WITH 2003
CAPITAL RESOURCES AND LIQUIDITY
PART II. ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PART II. ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACOUNTING AND FINANCIAL DISCLOSURE
PART II. ITEM 9A. CONTROLS AND PROCEDURES
PART II. ITEM 9B. OTHER INFORMATION
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
NOTE 3 - FINANCE LEASES
NOTE 4 - SALES AND SERVICING OF FINANCE RECEIVABLES
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
NOTE 14 - TRANSACTIONS WITH RELATED PARTIES
NOTE 15 - LEASES
NOTE 16 - SEGMENT INFORMATION
NOTE 17 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

PART I. ITEM 1. BUSINESS

Caterpillar Financial Services Corporation, a Delaware corporation organized in 1981 (together with its subsidiaries, "Cat Financial," "the Company", "we," and "our"), is a wholly owned finance subsidiary of Caterpillar Inc. (together with its other subsidiaries, "Caterpillar" or "Cat"). Our primary business is to provide retail-financing alternatives for Caterpillar products to customers and Caterpillar dealers around the world. Such retail financing is primarily comprised of financing of Caterpillar equipment, machinery, and engines. In addition, we also provide financing for vehicles, power generation facilities, and marine vessels that, in most cases, incorporate Caterpillar products. We also provide wholesale financing to Caterpillar dealers and purchase short-term dealer receivables from Caterpillar. We have 25 years of experience in providing financing in these markets, contributing to our knowledge of asset values, industry trends, product structuring, and customer needs. Our total number of full-time employees at December 31, 2005 was 1,490. For more detailed information on our parent company, Caterpillar Inc., please visit their Internet site at www.cat.com. For more information about our business, please visit our Internet site at www.catfinancial.com. Except as expressly provided to the contrary in Part III. Item 14 of this filing, none of the information contained at any time on either our Internet site or the Caterpillar Inc. Internet site is incorporated by reference into this document.

Our Annual and Quarterly filings with the Securities and Exchange Commission on Forms 10-K and 10-Q are available as soon as reasonably practicable after such documents are electronically filed with or furnished to the Securities and Exchange Commission on the Internet at www.catfinancial.com. They also can be obtained without charge by writing to: Legal Dept., Caterpillar Financial Services Corp., 2120 West End Ave., Nashville, Tennessee 37203-0001.

Retail financing leases and installment sale contracts (total 58%*) include:
•
Tax leases that are classified as either operating or finance leases for financial accounting purposes, depending on the characteristics of the lease. For tax purposes, we are considered the owner of the equipment (17%*).

•
Finance (non-tax) leases, where the lessee is considered the owner of the equipment during the term of the lease, that either require or allow the customer to purchase the equipment for a fixed price at the end of the term (15%*).

•	Installment sale contracts, which are equipment loans that enable customers to purchase equipment with a down payment or trade-in and structure payments over time (25%*).

•	Governmental lease-purchase plans in the U.S. that offer low interest rates and flexible terms to qualified non-federal government agencies (1%*).

Retail notes receivable:
•	Loans that allow customers and dealers to use their Caterpillar equipment as collateral to obtain financing (20%*).

Wholesale notes receivable, finance leases, and installment sale contracts (total 22%*) include:
•	Inventory/rental programs which provide assistance to dealers by financing their inventory, rental fleets, and rental facilities (6%*).

•	Short-term dealer receivables we purchase from Caterpillar at a discount (16%*).

* Indicates the percentage of total portfolio at December 31, 2005. We define total portfolio as total finance receivables (net of unearned income and allowance for credit losses) plus equipment on operating leases, less accumulated depreciation. For more information on the above and our concentration of credit risk, please refer to Note 6 of Notes to Consolidated Financial Statements.

The retail financing business is highly competitive, with financing for users of Caterpillar equipment available through a variety of sources, principally commercial banks and finance and leasing companies. Cat Financial’s competitors include CIT Group Inc.; CitiCapital, a business unit of Citigroup; General Electric Capital Corporation; and local banks and finance companies. In addition, many of the manufacturers that compete with Caterpillar use below-market interest rate programs (subsidized by the manufacturer) to assist machine sales. Caterpillar and Cat Financial work together to provide a broad array of financial merchandising programs around the world to meet these competitive offers.

We continue in our efforts to respond quickly to customers and improve internal processing efficiencies. We believe our web-based Cat FinancExpressSM transaction processing and information tool, currently available in the U.S., Australia, Canada, and France, is an important part of these efforts. Cat FinancExpressSM collects information on-line to provide finance quotes and credit decisions, and then prints the appropriate documents, all in a very short time frame.

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

We continue to finance a significant portion of Caterpillar dealers' sales and inventory of Caterpillar products, especially in our North American segment (see Note 16 of Notes to Consolidated Financial Statements for more information regarding our segments and geographic areas). Our competitive position is improved by marketing programs, subsidized by Caterpillar and/or Caterpillar dealers, which allow us to offer below-market interest rates. The amount subsidized at the outset of the transaction is recognized as revenue over the term of the financing.

We also have agreements with Caterpillar that are significant to our operation. These agreements provide for financial support, certain funding, employee benefits, and corporate services, among other things. For more information on these agreements, please refer to Note 14 of Notes to Consolidated Financial Statements.

PART I. ITEM 1A. RISK FACTORS

An investment in our securities involves a number of risks and uncertainties. You should carefully consider the following risks and the other information included in this Report before purchasing our securities. The risks described below are not the only ones we face. Additional risks that are currently unknown to us, or that we currently consider to be immaterial may also impair our business or adversely affect our financial condition or results of operations. If any of the following risks actually occurs, our business, financial condition, or results of operations could be adversely affected. In such case, the price or value of our securities could decline and you may lose all or part of your investment.

Our business is largely dependent upon the demand for Caterpillar’s products and a significant decrease in demand could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our primary business is to provide retail financing alternatives for Caterpillar products to customers and Caterpillar dealers. As a result, our financial condition and the results of our operations are largely dependent upon the demand for Caterpillar’s products. The demand for Caterpillar’s products and our products and services are influenced by a number of factors, including, among others:

• general world economic conditions and the level of mining, construction and manufacturing activity;

• fluctuations in demand and prices for certain commodities;

• fluctuations in currency exchange rates and interest rates;

• changes and uncertainties in the monetary and fiscal policies of various governmental and regulatory entities;

• the ability of Caterpillar dealers to sell Caterpillar products and their practices regarding inventory control;

• the ability of Caterpillar to compete successfully;

• changes in pricing policies by Caterpillar or its competitors;

• political, economic and legislative changes; and

• natural disasters, wars, embargoes, acts of terrorism and other catastrophic events.

Caterpillar provides us with certain marketing, operational and administrative support that is integral to the conduct of our business and a reduction or elimination of this support could harm our business.

We participate in certain marketing programs sponsored by Caterpillar that allow us to provide financing to customers at below-market interest rates through subsidies from Caterpillar and/or Caterpillar dealers. These marketing programs provide us with a significant competitive advantage in financing Caterpillar products. Any elimination of these marketing programs could reduce the percentage of Caterpillar products financed by us, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Caterpillar also provides us with other types of operational and administrative support, such as the administration of employee benefit plans, which is integral to the conduct of our business.

An increase in delinquencies, repossessions and net losses on the obligations of our customers could have a material adverse effect on our earnings and cash flows.

Our business is significantly influenced by the credit risk associated with our customers. The creditworthiness of each customer and the rate of delinquencies, repossessions and net losses on customer obligations are directly impacted by several factors, including, but not limited to, relevant industry and economic conditions and the availability of capital. Any increase in delinquencies, repossessions and net losses on customer obligations could have a material adverse effect on our earnings and cash flows.

In addition, although we evaluate and adjust our allowance for credit losses related to past due and non-performing receivables on a regular basis, adverse economic conditions or other factors that might cause deterioration of the financial health of our customers could change the timing and level of payments received and thus necessitate an increase in our estimated losses, which could also have a material adverse effect on our earnings and cash flows.

Changes in interest rates and foreign currency exchange rates could reduce our earnings and cash flows.

Because a significant amount of loans made by us are made at fixed interest rates, our business is subject to fluctuations in interest rates. Changes in market interest rates may influence our financing costs, returns on financial investments and the valuation of derivative contracts and could reduce our earnings and cash flows. In addition, since we make a significant amount of loans in currencies other than the U.S. dollar, fluctuations in foreign currency exchange rates could also reduce our earnings and cash flows.

Although we manage interest rate and foreign currency exchange rate risks with a variety of techniques, including match funding and the selective use of derivatives, there can be no assurance that fluctuations in interest rates and currency exchange rates will not have a material adverse effect on our earnings and cash flows. If any of the variety of instruments and strategies we use to hedge our exposure to these various types of risk are not effective, we may incur losses.

Declines in the residual value of equipment financed by us may reduce our earnings.

We recognize the residual value of leased equipment, which is the estimated future wholesale market value of leased equipment at the time of the expiration of the lease term. We determine the residual value of leased equipment based on a number of factors, including historical wholesale market sales prices and past re-marketing experience. If estimated market values significantly decline due to economic factors, obsolescence, or other adverse circumstances, we may not realize the residual value of such equipment, which could reduce our earnings, either through an increase to depreciation expense or a decrease to finance revenue.

Increasing competition may adversely affect our business.

The retail financing business is highly competitive, with financing for users of Caterpillar equipment available through a variety of sources, principally commercial banks and finance and leasing companies. Our competitors include CIT Group Inc.; CitiCapital, a business unit of Citigroup; General Electric Capital Corporation; and local banks and finance companies. Increasing competition may adversely affect our business if we are unable to match the products and services of our competitors. Also, as noted above, any elimination of the marketing programs sponsored by Caterpillar, which allow us to provide financing at below-market interest rates, could harm our competitive advantage.

PART I. ITEM 1B. UNRESOLVED STAFF CONCERNS

Not applicable.

PART I. ITEM 2. PROPERTIES

Our principal executive offices are located in Nashville, Tennessee. We have 40 offices, of which 8 are located in North America (6 in the United States and 2 in Canada), 20 are in Europe, 9 are in Asia-Pacific, and 3 are in Latin America (see Note 16 of Notes to Consolidated Financial Statements for more information regarding our segments and geographic areas). All of our offices are leased.

PART I. ITEM 3. LEGAL PROCEEDINGS

We are involved in unresolved legal actions that arise in the normal course of business. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of probable loss, we believe that these unresolved legal actions will not individually or in the aggregate have a material impact on our consolidated financial position, liquidity, or results of operations.

PART II. ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our stock is not publicly traded. Caterpillar is the owner of our one outstanding share. There were no cash dividends declared or paid to Caterpillar in 2005, 2004, or 2003.

PART II. ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN MILLIONS)

OVERVIEW: 2005 VS. 2004

2005 was a record year for Cat Financial. New business increased to record levels due to strong growth in Caterpillar product sales; portfolio quality improved significantly as past dues fell to very low levels; and profit rose to a record amount despite a rising interest rate environment.

Of the $430 increase in revenues, $258 resulted from the impact of continued growth of finance receivables and operating leases (earning assets), $156 from the impact of higher interest rates on new and existing finance receivables, and $16 from associated fees and various other revenue items.

On a pre-tax basis, profit was up $113, or 27%, compared with 2004, principally due to an increase of $129 in margin (wholesale and retail finance revenue, operating lease rents, and associated fee revenues less interest expense and depreciation on assets leased to others) primarily from a $3,431 increase in average earning assets over 2004. In addition, there was an increase of $10 from various other revenue items and $13 from a decrease in the provision for credit losses due to improved portfolio health. These increases were partially offset by $33 in higher operating expenses primarily related to the growth in earning assets.

New retail financing was a record $11,660, an increase of $1,712, or 17%, from 2004. The increase was the result of increased financing in all segments associated with higher Caterpillar product sales.

Past dues over 30 days at the end of 2005 were 1.42% compared to 1.55% at the end of 2004. Write-offs, net of recoveries, were $45 during 2005 compared with $72 for 2004.

FORWARD-LOOKING STATEMENTS

Some statements contained in this Annual Report on Form 10-K are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could significantly impact results. The words "believes," "expects," "anticipates", "estimates," "will be" and similar words or expressions identify forward-looking statements made on behalf of Cat Financial. Although we believe that the expectations reflected in such forward looking statements are based on reasonable assumptions, there are risks and uncertainties that may cause actual results to differ materially from expectations. We are under no obligation to (and expressly disclaim any obligation to) update or alter said forward looking statements whether as a result of such changes, new information, future events or otherwise. These risks and uncertainties include factors that affect international businesses generally, as well as matters specific to Cat Financial and the markets it serves. For a further discussion of the risks and uncertainties that may affect our business, please see Part I. Item1A. Risk Factors in this Form 10-K and information contained in other reports that we file from time to time with the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect reported amounts. The most significant estimates include those related to the residual values for leased assets and for our allowance for credit losses. Actual results may differ from these estimates.

Residual Value
The residual value, which is the estimated future wholesale market value of leased equipment at the time of the expiration of the lease term, represents a careful analysis of historical wholesale market sales prices, projected forward on a level trend line without consideration for inflation or possible future pricing action. At the inception of the lease, the residual value is derived from consideration of the following critical factors: market size and demand, any known significant market/product trends, total expected hours of usage, machine configuration, application, location, model changes, quantities, and past re-marketing experience. Many of these factors are gathered in an application survey that is completed prior to quotation. The lease agreement also clearly defines applicable return conditions and remedies for non-compliance, to ensure that the leased equipment will be in good operating condition upon return. Model changes and updates, as well as market strength and product acceptance, are monitored, and adjustments are made to residual values in accordance with the significance of any such changes. Remarketing sales staff works closely with customers and dealers to manage the sale of lease returns and the recovery of residual value exposure. During the term of the leases, residual amounts are monitored. If estimated market values significantly decline due to economic factors, obsolescence, or other adverse circumstances, the residual values are adjusted to the lower estimated values by a charge to earnings. For equipment on operating leases, the charge is recognized through depreciation expense. For finance leases, it is recognized through a reduction of finance revenue.

Allowance for Credit Losses
Management’s ongoing evaluation of the adequacy of the allowance for credit losses considers both impaired and unimpaired finance receivables and takes into consideration past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral, and current economic conditions. In estimating probable losses, we review accounts that are past due, non-performing, in bankruptcy, or otherwise identified as at risk for potential credit loss. Accounts are identified as at risk for potential credit loss using information available about the customer, such as financial statements, news reports, and published credit ratings as well as general information regarding industry trends and the general economic environment.

The allowance for credit losses attributable to specific accounts is based on the most probable source of repayment, which is normally the liquidation of collateral. In determining collateral value, we estimate the current fair market value of the collateral and factor in credit enhancements such as additional collateral and third party guarantees. The allowance for credit losses attributable to the remaining accounts is a general allowance based upon the risk in the portfolio primarily using probabilities of default and an estimate of associated losses. In addition, qualitative factors not able to be fully captured in previous analysis including industry trends, macroeconomic factors, and model imprecision are considered in the evaluation of the adequacy of the allowance for credit losses. These qualitative factors are subjective and require a degree of management judgment.

While management believes it has exercised prudent judgment and applied reasonable assumptions which have resulted in an allowance presented in accordance with generally accepted accounting principles, there can be no assurance that in the future, changes in economic conditions or other factors might cause changes in the financial health of our customers, which could change the timing and level of payments received, and thus necessitate a change to our estimated losses.

2005 COMPARED WITH 2004

REVENUES
Finance receivable (wholesale, retail, and notes receivable from Caterpillar) revenue for 2005 was $1,426, an increase of $364 from 2004. The increase was principally due to an 18% increase in the average receivable outstanding and an 83 basis point increase in the average yield to 6.76% for 2005 from 5.93% for 2004.

Operating lease revenue for 2005 was $772, or $50 higher than 2004 due to an increase in equipment on operating leases that resulted from higher customer demand.

Other revenue for 2005 was $156, an increase of $16 from 2004. The increase was primarily due to a $9 favorable change in forward points on foreign exchange contracts, a $7 increase in net gain on returned or repossessed equipment (including a $7 write-down of a repossessed marine vessel under an operating lease), a $6 increase in finance receivable and operating lease fees, and a $5 increase in income related to retained interests in securitized retail receivables. These increases were partially offset by the absence of $9 partnership/dividend income, primarily from a Canadian partnership with Finning International Incorporated, which was dissolved in fourth quarter 2004. Other revenue items for the years ended December 31, included:

	2005	2004
Finance receivable and operating lease fees (including late charges)	$61	$55
Net gain on returned or repossessed equipment	22	15
Gain on sale of receivables*	19	20
Income related to retained interests in securitized retail receivables	16	11
Service fee income on sold receivables	13	12
Forward points on foreign exchange contracts	11	2
Partnership/dividend income	8	17
Miscellaneous other revenue, net	4	5
Currency exchange gain	2	3
Total other revenue	$156	$140

*See Note 1(J) and Note 4 of Notes to Consolidated Financial Statements for information on gain on sale of receivables.

EXPENSES
Interest expense for 2005 was $783, an increase of $251 from 2004. This increase was primarily due to the increase in the average cost of funds of 81 basis points, to 3.79% for 2005 from 2.98% for 2004, and the impact of a 16% increase in average debt levels to fund growth in finance receivables and operating leases. The average cost of funds increase was primarily a result of the increase in market rates during the year.

Depreciation expense on equipment leased to others was $615, up $40 over 2004 due to the increase in equipment on operating leases discussed in the Revenues section above.

General, operating, and administrative expenses were $312 during 2005 compared to $279 in 2004. The increase primarily resulted from increased labor expense and other costs to support growth in earning assets, along with inflation. There were 1,490 full-time employees at December 31, 2005, an increase of 91 from December 31, 2004.

The provision for credit losses decreased from $105 in 2004 to $92 in 2005. The allowance for credit losses was 1.35% of finance receivables, net of unearned income, at December 31, 2005, compared to 1.38% at December 31, 2004. The decrease in the allowance as a percentage of finance receivables reflects improvements in portfolio health as evidenced by lower past dues and an overall improvement in general economic conditions. The Notes receivable from Caterpillar are not included in this calculation.

Other expense increased from $9 in 2004 to $15 in 2005. The increase primarily resulted from writing off dividends receivable of $7 related to a preferred stock investment, which was sold in first quarter 2006.

   The effective tax rate was 32% for both 2005 and 2004.

        PROFIT
           As a result of the performance discussed above, Cat Financial had profit of $364 for 2005, up $77 or 27% from 2004.

            ASSETS
          Total assets were $25,899 at December 31, 2005, an increase of $2,327 or 10% over December 31, 2004, principally due to growth in finance receivables (retail and wholesale).

During 2005, we financed record new retail business of $11,660, a 17% increase over the $9,948 in 2004. This increase of $1,712 was related to increased financing in all segments.

MANAGED ASSETS
We also manage and service receivables/leases that have been transferred through securitization or sale. These receivables/leases are not available to pay our creditors (see Note 4 of Notes to Consolidated Financial Statements for further information).

In 2004, we began selling receivables/leases to third parties in an on-going effort to manage our concentration of credit risk with certain customers. Sales increased in 2005 due to increased need to reduce concentrations with certain customers.

Off-balance-sheet managed assets at December 31, were as follows:
	2005	2004
Installment sale contracts securitized	$934	$767
Finance leases securitized	46	48
Less: retained interests (included in Other assets)	72	73
Off-balance-sheet securitized receivables	908	742
Wholesale receivables sold	240	-
Other managed assets*	237	92
Total	$1,385	$834

*Other off-balance-sheet managed receivables/leases at December 31, were as follows:

	2005	2004
Finance leases	$89	$48
Installment sale contracts	49	28
Operating leases	76	2
Retail notes receivable	23	14
Total other managed receivables/leases	$237	$92

PAST DUE FINANCE AND RENTS RECEIVABLES
Finance receivables (excluding Notes receivable from Caterpillar) plus rents receivable for operating leases (included in Other assets) that were past due over 30 days were 1.42% of the aggregate total of these receivables at December 31, 2005 compared to 1.55% at December 31, 2004. The improvement was due to improved performance in the North America and Diversified Services segments, where past dues improved .24 and .39 percentage points, respectively.

Bad debt write-offs, net of recoveries, were $45 for 2005 compared with $72 for 2004. Decreases in write-offs were experienced primarily in the North America and Diversified Services segments. We will continue to monitor the allowance for credit losses and adjust the allowance, in accordance with our policy, based upon management’s best estimate of probable losses inherent in our finance receivables. See Critical Accounting Policies - Allowance for Credit Losses and Note 2 of Notes to Consolidated Financial Statements for more information on the allowance for credit losses.

2004 COMPARED WITH 2003

    REVENUES
Wholesale revenue (including revenues related to retained interests in securitized wholesale receivables) and retail finance revenue for 2004 was $1,062, an increase of $110 from 2003. The increase was principally due to an 18% increase in the average receivable plus the average retained interests in securitized wholesale receivables balance outstanding, partially offset by a 36 basis point decrease in the average interest rate. The average interest rate on these assets was 5.93% for 2004 compared with 6.29% for 2003, including the average interest rate on Notes receivable from Caterpillar. This rate is computed by dividing wholesale plus retail finance revenue, by the average asset balance, net of unearned income.

Operating lease revenue for 2004 was $722, or $61 higher than 2003 due to an increase in equipment on operating leases that resulted from higher customer demand.

Other revenue for 2004 was $140, an increase of $17 from 2003. The increase was primarily due to a $16 favorable change in net gain/(loss) on returned or repossessed equipment (mostly due to an improving market for used equipment), a $10 favorable change in points on forward currency exchange contracts, and $4 higher income related to retained interests in securitized retail receivables. The increases were partially offset by the absence of $9 of interest received in 2003 from Caterpillar Inc. related to prior years’ tax audit settlements and an $8 decrease in gain on sale of receivables. Other revenue items for the years ended December 31, included:

	2004	2003
Finance receivable and operating lease fees (including late charges)	$55	$50
Gain on sale of receivables*	20	28
Net gain/(loss) on returned or repossessed equipment	15	(1)
Partnership/dividend income**	17	19
Service fee income on securitized receivables	12	11
Income related to retained interests in securitized retail receivables	11	7
Exchange gain	3	2
Forward points on foreign currency exchange contracts	2	(8)
Interest from Caterpillar - intercompany effects of IRS audit settlements	-	9
Miscellaneous other revenue, net	5	6
Total other revenue	$140	$123

*See Note 1(J) and Note 4 of Notes to Consolidated Financial Statements for information on gain on sale of receivables.

** In 1st quarter 2001, we established a Canadian partnership with Finning International Incorporated to support its entrance into the Cat Rental Store market in the United Kingdom. The balance of $335 at the end of 3rd quarter 2004 was included in Other assets on the Consolidated Statement of Financial Position and accounted for under the cost method. In 4th quarter 2004, we dissolved the investment in this partnership with minimal impact to profit. Thus, we expect our Partnership/dividend income to decrease in future periods.

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

   Depreciation expense on equipment leased to others was $575, up $48 over 2003 due to the increase in equipment on operating leases discussed in the Revenues section above.

  General, operating, and administrative expenses were $279 during 2004 compared to $240 in 2003. The increase primarily resulted from increased labor related and other costs to support growth in earning assets and due to inflation. There were 1,399 full-time employees at December 31, 2004, an increase of 117 from December 31, 2003.

 The provision for credit losses increased from $101 in 2003 to $105 in 2004. The allowance for credit losses was 1.38% of finance receivables, net of unearned income, plus retained interests in securitized wholesale receivables at December 31, 2004, compared to 1.49% at December 31, 2003. The decrease in the allowance as a percentage of finance receivables reflects improvements in past due receivables and an overall improvement in general economic conditions. The Notes receivable from Caterpillar are not included in this calculation.

     The effective tax rate increased from 31.9% for 2003 to 32.3% for 2004. The increase over 2003 is primarily attributable to a change in the geographic mix of profits, partially offset by a reduction in state income tax liabilities due to adjustments for cumulative changes in state tax rates for income and franchise tax, changes in company structure, and changes in geographic dispersion of the Company’s business and customers.

PROFIT
Profit for 2004 was $287, up $31 from 2003.

On a pre-tax basis, profit was up $48 from 2003. Of the increase, $101 resulted from growth in earning assets, $16 from the favorable change in net gain/(loss) on returned or repossessed equipment, and $10 from a favorable change in points on forward exchange contracts. These items were substantially offset by $39 of higher operating expenses, $27 from a decrease in the interest rate spread, the absence of $9 interest received in 2003 from Caterpillar Inc. related to prior years’ tax audit settlements, and an $8 decrease in gain on sale of receivables.

ASSETS
Total assets were $23,572 at December 31, 2004, an increase of $3,581 over December 31, 2003, principally due to growth in finance receivables (retail and wholesale).

During 2004, we financed record new retail business of $9,948, compared to $8,049 in 2003. The increase of $1,899 was primarily related to increased financing in our North America segment.

MANAGED ASSETS
We also manage and service receivables/leases that have been transferred through securitization or sale. These receivables/leases are not available to pay our creditors (see Note 4 of Notes to Consolidated Financial Statements for further information).

Off-balance-sheet securitized receivables at December 31, were as follows:

		2004	2003
Wholesale receivables securitized	$	-*	$1,790
Less: Retained interests in securitized wholesale receivables		-	1,550
Off-balance-sheet securitized wholesale receivables		$-	$240

Installment sale contracts securitized		$767	$746
Finance leases securitized		48	67
Less: retained interests (included in Other assets)		73	73
Off-balance-sheet securitized retail receivables		$742	$740

* See Note 4 of Notes to Consolidated Financial Statements for information on the decrease in the securitized wholesale receivables amount.

Other off-balance-sheet managed receivables/leases at December 31, were as follows:

	2004	2003
Finance leases	$48	$-
Installment sale contracts	28	19
Retail notes receivable	14	14
Operating leases	2	-
Total other managed receivables/leases	$92	$33

PAST DUE RECEIVABLES PLUS RETAINED INTERESTS IN SECURITIZED WHOLESALE RECEIVABLES
Finance receivables (excluding Notes receivable from Caterpillar) plus retained interests in securitized wholesale receivables plus rents receivable for operating leases (included in Other assets) that were past due over 30 days were 1.55% of these receivables at December 31, 2004 compared to 2.46% at December 31, 2003. The improvement was due to improved performance across all segments, particularly in Diversified Services and North America segments, where past dues improved .90 and 1.23 percentage points, respectively.

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

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity provide Cat Financial the ability to meet its financial obligations on a timely basis. Maintaining and managing adequate capital and liquidity resources includes management of funding sources and their utilization based on current, future, and contingent needs. We do not generate material funding through structured finance transactions.

Cat Financial’s borrowings consist primarily of medium term notes, commercial paper, short-term bank borrowings, and variable denomination floating rate demand notes, the combination of which is used to manage its interest rate risk and funding requirements. In addition, we utilize securitizations of retail installment contracts and finance leases as an additional funding source. (Please refer to Notes 7, 8, 9, and 10 of Notes to Consolidated Financial Statements for additional discussion.)

Total borrowings outstanding at December 31, 2005 were $21,960, an increase of $1,931 over December 31, 2004 due to financing a higher amount of assets. Outstanding borrowings at December 31 consisted of:

	2005	2004
Medium-term notes, net of unamortized discount	$16,180	$13,987
Commercial paper	4,235	4,372
Short-term bank borrowings	257	482
Variable denomination floating rate demand notes	505	370
Notes payable to Caterpillar	199	333
Long-term bank borrowings	576	237
Loans from a company-owned partnership	8	8
Collateralized trust obligation	-	240
Total outstanding borrowings	$21,960	$20,029

Of the $4,235 of commercial paper, $221 has a built-in feature to extend the maturity a maximum of 390 days from the initial issue date.

Medium-term notes. We regularly issue medium-term unsecured notes through securities dealers or underwriters in the United States, Europe, and other international capital markets to both retail and institutional investors. These notes are offered in several currencies and with a variety of maturities. These notes are senior obligations of the Company.

Commercial paper. We issue unsecured commercial paper in the United States, Europe, and other international capital markets. These short-term promissory notes are issued on a discount basis and are payable at maturity.

Variable denomination floating rate demand notes. We also obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without restriction. We do not hold reserves to fund the payment of the demand notes. The notes are offered on a continuous basis by prospectus only.

Revolving credit facilities. We participate in three global credit facilities with a syndicate of banks totaling $5,750 available in the aggregate to both Caterpillar Inc. and Caterpillar Financial Services Corporation (along with specified subsidiaries of Caterpillar Financial Services Corporation in connection with certain sub-facilities). These credit facilities are used to support commercial paper programs. Based on an allocation decision by Caterpillar Inc. and Cat Financial Services Corporation, which can be revised at any time, the aggregate portion of the credit facilities available to Caterpillar Financial Services Corporation at December 31, 2005 was $5,150. A five-year facility of $1,625 expires in September 2010 and a five-year facility of $2,500 expires in September 2009. A 364-day facility of $1,625 expires in September 2006 and contains a provision that allows Caterpillar Inc. or Caterpillar Financial Services Corporation to obtain a one-year loan for up to the full amount of that facility in September 2006 that would mature in September 2007. Each of the facilities includes one or more sub-facilities that allow one or more specified subsidiaries of Caterpillar Financial Services Corporation to borrow in certain non-U.S. dollar currencies.

As part of the 2005 global credit facilities renewal, the year-end leverage covenant has been increased to 8.5:1, from the previous level of 8:1, which aligns it with the 8.5:1 six-month moving average leverage covenant. At December 31, 2005, there were no borrowings under these lines, and we were in compliance with all debt covenants. See Note 7 of Notes to Consolidated Financial Statements for additional information.

In addition to the syndicated global credit facilities, our Australian subsidiary has an A$50 (USD equivalent $37) credit facility with one bank to support its commercial paper program.

Credit lines from banks. These credit lines total $1,266 and will be eligible for renewal at various future dates or have no specified expiration date. They are used for local bank borrowings of subsidiaries. At December 31, 2005, we had $388 outstanding against these credit lines compared to $370 at December 31, 2004.

Notes payable to Caterpillar. Under these variable lending agreements with Caterpillar, we may borrow up to $1,832 from Caterpillar, and Caterpillar may borrow up to $1,237 from us. The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice. We had notes payable of $199 and notes receivable of $88 outstanding at December 31, 2005, compared to notes payable of $333 and notes receivable of $120 outstanding at December 31, 2004.

Sales and servicing of finance receivables. To maintain an alternative funding source, we periodically (generally once a year) securitize retail installment sale contracts and finance leases. In each of these transactions, the applicable finance receivables are sold into a public asset-backed securitization trust that is established for the sole purpose of holding the finance receivables for that transaction. The investors and the securitization trusts have no recourse to us for failure of debtors to pay when due. The trusts, bankruptcy remote qualified special purpose entities ("QSPEs") that are not consolidated in our financial statements, held total assets of $980 related to these securitizations at year-end 2005 ($815 at year-end 2004). We use QSPEs in a manner consistent with conventional practices in the securitization industry to isolate these finance receivables, which are secured by new and used equipment, for the benefit of securitization investors. Our sensitivity analysis indicated that the impact of a 20% adverse change in individual assumptions used to calculate the fair value of all our retained interests at December 31, 2005 would be $2 or less (less than $2 at December 31, 2004).

The use of the QSPEs enables us to access the U.S. securitization market for the sale of these types of financial assets. The amounts of funding from securitizations reflect such factors as capital market accessibility, relative costs of funding sources, and assets available for securitization. In 2005, we had total proceeds from initial sales of these receivables (including subordinated interests received) of $850 ($659 in 2004) and recognized a pre-tax gain of $12 ($13 in 2004). Subordinated retained interests in the public securitizations from current and earlier years totaling $72 at year-end 2005 ($73 in 2004) are included in Other assets.

Prior to June 2005, we securitized wholesale receivables through a revolving securitization structure under which a wholly-owned special purpose entity ("SPE") purchased eligible dealer receivables from Caterpillar Inc., and then sold them to a trust ("Trust"). The Trust subsequently issued a collateralized trust obligation certificate ("CTO"), collateralized by a portion of those dealer receivables, to third party purchasers, with a corresponding reduction in our retained interests in the Trust. The Trust involved in our wholesale securitization was a QSPE through August 2004 and thus, in accordance with Statement of Financial Accounting Standards ("SFAS") No.140, was not consolidated. The outstanding principal balance of the CTO was not included in our Consolidated Statement of Financial Position during these periods. The trust also issued a transferor certificate (certificated retained interest) to Cat Financial for the portion not represented by the CTO. The certificated retained interests were included in Retained interests in securitized wholesale receivables in our Consolidated Statement of Financial Position. Due to a high volume of dealer receivable financing activity from September 2004 through May 2005, we held more than 90% of the beneficial interest of the Trust in the form of retained interests. Thus, during this period, the Trust did not qualify as a QSPE as defined by SFAS 140. We therefore consolidated the Trust in accordance with FIN 46R, "Consolidation of Variable Interest Entities" (revised) as it represented a variable interest entity for which we were the primary beneficiary.

In June 2005, the manner in which Cat Financial securitized wholesale receivables was restructured. As a result, the Trust was terminated and the receivables held by the Trust were transferred back to Cat Financial. Cat Financial then transferred an undivided interest of $240 in wholesale receivables to third party purchasers. In accordance with SFAS 140, this transfer to the third party purchasers was accounted for as a sale. See Note 4 of Notes to Consolidated Financial Statements for more information.

	2005		2004		2003
	Dealer Receivables	Finance Receivables	Dealer Receivables	Finance Receivables	Dealer Receivables	Finance Receivables
Total proceeds from initial sales of receivables*	$-	$850	$-	$659	$-	$693
Total proceeds from collections reinvested in revolving securitization	$-	$-	$663	$-	$1,099	$-

*Proceeds from the initial sales of receivables include cash proceeds and retained interests (see Note 4 of Notes to Consolidated Financial Statements for more information).

We also sell individual retail leases, installment sale contracts, and retail notes receivable where the purchasers have limited or no recourse to us (See Note 11 of Notes to Consolidated Financial Statements for more information related to one limited indemnity related to certain sold retail leases.) We received $127 of proceeds from the sale of such contracts.

Contractual obligations. We have committed cash outflow related to long-term debt, operating lease agreements, and purchase agreements. Minimum payments for these obligations are:
	2006	2007	2008	2009	2010	After 2010	Total
Long-term debt	$4,153	$3,875	$2,724	$1,987	$2,028	$1,997	$16,764
Operating leases	13	13	12	11	10	35	94
Purchase obligations:
Accounts payable	207	-	-	-	-	-	207
Purchase orders	55	-	-	-	-	-	55
Total purchase obligations	262	-	-	-	-	-	262
Interest payable on long-term debt	601	447	326	211	148	387	2,120
Total contractual obligations	$5,029	$4,335	$3,062	$2,209	$2,186	$2,419	$19,240

These contractual obligations do not include unused commitments and lines of credit for dealers and customers discussed in Note 11 of Notes to Consolidated Financial Statements.

Off-balance-sheet arrangements. We did not have guarantee contingent liabilities with at least a reasonably likely chance of occurrence at December 31, 2005. Please refer to Note 11 of Notes to Consolidated Financial Statements for additional information on our guarantee contingent liabilities. Also, we lease all our facilities. The above table shows our minimum payments for operating leases of offices and other property.

Cash flows. Net cash provided by operating activities was $936, an increase of $153 from 2004, primarily due to an increase in accrued expense of $189 and income taxes payable of $80, partially offset by a decrease in profit adjusted for non-cash items of $122. Net cash used for investing activities increased $358 from $3,212 in 2004 to $3,570 in 2005, primarily due to the change in Notes receivable from Caterpillar of $221, and a decrease in proceeds from sale of partnership investment of $290 (related to the 4th quarter 2004 receipt from dissolving the Canadian partnership with Finning), partially offset by an increase in proceeds from disposal of equipment of $117. Net cash provided by financing activities was $2,631, an increase of $182 from 2004, primarily due to proceeds exceeding payments on borrowings with original maturities greater than three months of $1,244, partially offset by lower borrowings with original maturities of three months or less of $1,110.

PART II. ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We use derivative financial instruments to prudently manage foreign currency exchange rate and interest rate exposure that we encounter as a part of our normal business. Our Risk Management Policy prevents us from using these instruments for speculative trading purposes.

Interest rate derivatives. We have a match funding policy whereby the interest rate profile (fixed or floating rate) of our debt portfolio is matched to the interest rate profile of our earning asset portfolio (finance receivables and operating leases) within certain parameters. In connection with that policy, we use interest rate swap agreements to modify the debt structure. Match funding assists us in maintaining our interest rate spreads, regardless of the direction interest rates move.

In order to properly manage our sensitivity to changes in interest rates, we measure the potential impact of different interest rate assumptions on pre-tax earnings. All on-balance sheet positions, including derivative financial instruments, are included in the analysis. The primary assumptions included in the analysis are that there are no new fixed rate assets or liabilities, the proportion of fixed rate debt to fixed rate assets remains unchanged, and the level of floating rate assets and debt remain constant. Based on the December 31, 2005 balance sheet under these assumptions, the analysis estimates the impact of a 100 basis point immediate and sustained parallel rise in interest rates to be a $9 and $20 decrease to pretax earnings for 2006 and 2005, respectively. In 2005, changes were made to specific assumptions related to certain short-term assets and liabilities and the treatment of equity that we feel provide a more realistic estimate of the impact of changes in interest rates. Based on these revised assumptions, the estimated impact for 2005 was a $20 decrease in pretax earnings as noted above versus the last year estimate of $13 decrease in pretax earnings.

This analysis does not necessarily represent our current outlook of future market interest rate movement, nor does it consider any actions management could undertake in response to changes in interest rates. Accordingly, no assurance can be given that actual results would be consistent with the results of our estimate.

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

Fair value of retained interests. We do not have a material market risk related to our retained interests. For more information, refer to Note 4 of Notes to Consolidated Financial Statements regarding sensitivity analysis.

PART II. ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by Item 8 is included following the Report of Independent Registered Public Accounting Firm.

PART II. ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART II. ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Exchange Act Rule 13a-15(e). Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2005.

Management's Report on Internal Control
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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we concluded that, as of December 31, 2005, our internal control over financial reporting was effective based on those criteria.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their report appears immediately following Management’s Report on Internal Control over Financial Reporting.

Changes in Internal Control Over Financial Reporting
During the last fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. ITEM 9B. OTHER INFORMATION

None.

PART III. ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

As a wholly-owned subsidiary of Caterpillar Inc., our principal accountant fees and services are subject to Caterpillar Inc.'s Audit Committee pre-approval policies and procedures described in its Proxy Statement. This Proxy Statement can be located at Caterpillar Inc.’s Internet site (www.cat.com), under About Cat, Investor Information, SEC filings. Other than these policies and procedures, the information contained at that Internet site is not incorporated by reference in this filing. During 2005, all services provided by the external auditor were pre-approved by Caterpillar’s Audit Committee in accordance with such policy.

Fees paid to Cat Financial auditors' firms were comprised of the following (in millions):

	2005	2004
Audit fees	$2.7	$3.0
Tax fees [1]	.2	.1
Audit-related fees	.2	-
All other fees	-	-

Total	$3.1	$3.1

1 "Tax Fees" include, among other things, tax return preparation and review and advising on the impact of changes in local tax laws.

PART IV. ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   The following documents are filed as part of this report.
1.	Financial Statements
•	Management's Report on Internal Control Over Financial Reporting
•	Report of Independent Registered Public Accounting Firm
•  Report of Independent Auditors
•  Consolidated Statement of Financial Position
•  Consolidated Statement of Profit
•  Consolidated Statement of Changes in Stockholder's Equity
•  Consolidated Statement of Cash Flows
•  Notes to Consolidated Financial Statements

(b)   Exhibits

3.1	Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Company's Form 10, as amended, Commission File No. 0-13295).
3.2	Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 2005, Commission File No. 0-13295).
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
10.2
Credit Agreement, dated as of September 23, 2004, among the Company, Caterpillar, Caterpillar International Finance plc, Caterpillar Finance Corporation, certain financial institutions named therein, Citibank, N.A., Citibank International plc, The Bank of Tokyo-Mitsubishi, Ltd., ABN AMRO Bank N.V., Bank of America, National Association, J.P. Morgan Securities, Inc., Société Générale, WestLB AG, New York Branch, and Citigroup Global Markets Inc. (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated September 29, 2004, Commission File No. 0-13295).

10.3
Credit Agreement, dated as of September 22, 2005, among the Company, Caterpillar, Caterpillar Finance Corporation, certain financial institutions named therein, Citibank, N.A., The Bank of Tokyo-Mitsubishi, Ltd., ABN AMRO Bank N.V., Bank of America, N.A., Barclays Bank plc, J.P. Morgan Securities, Inc., Société Générale, and Citigroup Global Markets Inc. (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated September 28, 2005, Commission File No. 0-13295).

12
Statement Setting Forth Computation of Ratio of Profit to Fixed Charges of Caterpillar Financial Services Corporation and subsidiaries. The ratios were 1.67, 1.78, and 1.76 for the years ended December 31, 2005, 2004, and 2003, respectively.

23	Consent of Independent Registered Public Accounting Firm.
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

Caterpillar Financial Services Corporation
(Registrant)

Dated: February 22, 2006	By:	/s/ Michael G. Sposato
Michael G. Sposato, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date	Signature	Title
February 22, 2006	/s/ Kent M. Adams Kent M. Adams	President, Director, and Chief Executive Officer

February 22, 2006	/s/ Steven H. Wunning Steven H. Wunning	Director

February 22, 2006	/s/ Edward J. Scott Edward J. Scott	Executive Vice President and Chief Financial Officer

February 22, 2006	/s/ Steven R. Elsesser Steven R. Elsesser	Controller

MANAGEMENT'S REPORT ON ONTERNAL CONTROL OVER FINANCIAL REPORTING

    The management of Caterpillar Financial Services Corporation (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on our assessment we concluded that, as of December 31, 2005, the Company’s internal control over financial reporting was effective based on those criteria.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which immediately follows this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Caterpillar Financial Services Corporation:

We have completed integrated audits of Caterpillar Financial Services Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Caterpillar Financial Services Corporation and its subsidiaries (the "Company") at December 31, 2005, 2004, and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting
Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audits. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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
February 21, 2006

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
At December 31,
(Dollars in Millions, except share data)

	2005	2004	2003
Assets:
Cash and cash equivalents	$87	$98	$69
Finance receivables (Notes 2 and 3)
Retail notes receivable	4,916	4,580	4,372
Wholesale notes receivable	5,328	4,789	1,624
Notes receivable from Caterpillar (Note 14)	88	120	378
Finance leases and installment sale contracts - Retail	13,348	11,769	9,510
Finance leases and installment sale contracts - Wholesale	353	185	159
	24,033	21,443	16,043
Less: Unearned income	1,549	1,261	996
Allowance for credit losses	302	278	241
Total net finance receivables	22,182	19,904	14,806

Retained interests in securitized wholesale receivables (Note 4)	-	-	1,550

Equipment on operating leases,
less accumulated depreciation (Note 5)	2,631	2,569	2,319
Deferred income taxes (Note 12)	33	28	19
Other assets	966	973	1,228
Total assets	$25,899	$23,572	$19,991

Liabilities and stockholder's equity:
Payable to dealers and others	$221	$221	$177
Payable to Caterpillar - other (Note 14)	25	23	16
Accrued expenses	283	179	175
Income taxes payable	69	23	54
Payable to Caterpillar - borrowings (Note 14)	199	333	475
Short-term borrowings (Note 8)	4,997	5,464	4,510
Current maturities of long-term debt (Note 9)	4,153	3,519	2,943
Long-term debt (Note 9)	12,611	10,713	9,084
Deferred income taxes and other liabilities (Note 12)	375	377	259
Total liabilities	22,933	20,852	17,693

Commitments and contingent liabilities (Note 11)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid in amount)	745	745	745
Retained earnings	2,054	1,690	1,403
Accumulated other comprehensive income	167	285	150
Total stockholder's equity	2,966	2,720	2,298

Total liabilities and stockholder's equity	$25,899	$23,572	$19,991

See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENT OF PROFIT
For the Years Ended December 31,
(Dollars in Millions)

	2005	2004	2003
Revenues:
Wholesale finance	$353	$211	$164
Retail finance	1,073	851	788
Operating lease	772	722	661
Other	156	140	123
Total revenues	2,354	1,924	1,736

Expenses:
Interest	783	532	483
Depreciation on assets leased to others	615	575	527
General, operating, and administrative	312	279	240
Provision for credit losses	92	105	101
Other	15	9	9
Total expenses	1,817	1,500	1,360

Profit before income taxes	537	424	376

Provision for income taxes (Note 12)	173	137	120
Profit	$364	$287	$256

See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY
For the Years Ended December 31,
(Dollars in Millions)

	2005		2004		2003
Common stock - one share (at paid-in amount):
Balance at beginning of year	$745		$745		$745
Balance at year-end	745		745		745

Retained earnings:
Balance at beginning of year	1,690		1,403		1,147
Profit	364	$364	287	$287	256	$256
Balance at year-end	2,054		1,690		1,403

Accumulated other comprehensive income/ (loss):
Foreign currency translation adjustment
Balance at beginning of year	278		163		(38)
Aggregate adjustment for year	(137)	(137)	115	115	201	201
Balance at year-end	141		278		163
Interest rate derivative instruments (net of tax) (Notes 1F and 10)
Balance at beginning of year net of tax of: 2005 - $1; 2004 - $(9); 2003 - $(20)	-		(18)		(40)
Gains/(losses) deferred during year net of tax of: 2005 - $8; 2004 - $(17); 2003 - $(8)	12	12	(31)	(31)	(15)	(15)
Losses reclassed to earnings during year net of tax of: 2005 - $6, 2004 - $27; 2003 - $19	10	10	49	49	37	37
Balance at year-end net of tax of: 2005 - $15; 2004 - $1; 2003 - $(9)	22		-		(18)
Other instruments (net of tax)
Balance at beginning of year	7		5		1
Aggregate adjustment for year	(3)	(3)	2	2	4	4
Balance at year-end	4		7		5
Total accumulated other comprehensive Income	167		285		150

Comprehensive income		$246		$422		$483

Total stockholder's equity	$2,966		$2,720		$2,298

See Notes to Consolidated Financial Statements.

 Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Years Ended December 31,
(Dollars in Millions)

	2005	2004	2003
Cash flows from operating activities:
Profit	$364	$287	$256
Adjustments for non-cash items:
Depreciation of equipment on operating leases and non-leased equipment	636	597	547
Amortization of purchase discount	(260)	(137)	(115)
Provision for credit losses	92	105	101
Gain on sale of receivables	(19)	(20)	(28)
Other, net	(85)	18	(8)
Changes in assets and liabilities:
Receivables from customers and others	12	(40)	(105)
Other receivables/payables with Caterpillar	-	15	(4)
Payable to dealers and others	3	30	13
Accrued expenses	149	(40)	(91)
Income taxes payable	47	(33)	36
Other assets	(3)	1	2
Net cash provided by operating activities	936	783	604

Cash flows from investing activities:
Expenditures for equipment on operating leases and for non-leased equipment	(1,297)	(1,228)	(1,136)
Proceeds from disposals of equipment	763	646	640
Additions to finance receivables	(33,961)	(20,556)	(12,607)
Collections of finance receivables	29,449	16,963	9,802
Additions to retained interests in securitized wholesale receivables	-	(6,686)	(7,447)
Collections of retained interests in securitized wholesale receivables	-	5,722	7,129
Proceeds from sales of receivables	1,430	1,363	1,760
Notes receivable from Caterpillar	24	245	(52)
Proceeds from sale of partnership investment	-	290	-
Investment in partnerships	5	4	12
Other, net	17	25	(223)
Net cash used for investing activities	(3,570)	(3,212)	(2,122)

Cash flows from financing activities:
Payable to Caterpillar - borrowings	(111)	(159)	(376)
Proceeds from debt issued (original maturities greater than 3 months)	14,000	10,407	11,825
Payments on debt issued (original maturities greater than 3 months)	(10,960)	(8,611)	(9,562)
Short-term borrowings (original maturities three months or less) - net	(298)	812	(407)
Net cash provided by financing activities	2,631	2,449	1,480

Effect of exchange rate changes on cash	(8)	9	7

Net change in cash and cash equivalents	(11)	29	(31)

Cash and cash equivalents at beginning of year	98	69	100

Cash and cash equivalents at end of year	$87	$98	$69

See Notes to Consolidated Financial Statements.
All short-term investments, which consist primarily of highly liquid investments with original maturities of less than three months, are considered to be cash equivalents.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN MILLIONS)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of consolidation

Caterpillar Financial Services Corporation, a Delaware corporation organized in 1981 (together with its subsidiaries, "Cat Financial," "the Company," "we," and "our"), is a wholly owned finance subsidiary of Caterpillar Inc. (together with its other subsidiaries, "Caterpillar" or "Cat"). Our primary business is to provide retail-financing alternatives for Caterpillar products to customers and dealers around the world. Such retail financing is primarily comprised of financing of Caterpillar equipment, machinery, and engines. In addition, we also provide financing for vehicles, power generation facilities, and marine vessels that, in most cases, incorporate Caterpillar products. We also provide wholesale financing to Caterpillar dealers and purchase short-term dealer receivables from Caterpillar.

The financial statements include the accounts of Cat Financial. Investments in companies that are owned 20% to 50% or are less than 20% owned and for which we have significant influence are accounted for by the equity method. Investments in companies that are less than 20% owned and for which we do not have significant influence are accounted for by the cost method. We consolidate all variable interest entities where we are the primary beneficiary. All material intercompany balances have been eliminated. The assets of Caterpillar Financial Services Corporation are not available to pay creditors of any of its affiliates.

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

Recognition of income is suspended when management determines that collection of future income on loans or finance leases is not probable (generally after 120 days past due). Accrual is resumed, and previously suspended income is recognized, when the receivable becomes contractually current and/or collection doubts are removed. Cash receipts on impaired loans or finance leases are first recorded against the receivable and then to any unrecognized income. A loan or finance lease is considered impaired, based on current information and events, if it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan or finance lease.

C. Depreciation

Depreciation for equipment on operating leases is recognized using the straight-line method over the lease term, typically one to seven years. The depreciable basis is the original cost of the equipment less the estimated residual value of the equipment at the end of the lease term.

D. Residual values

The residuals for leases classified as operating leases, in accordance with Statement of Financial Accounting Standards No. 13 (SFAS 13), "Accounting for Leases", are included in Equipment on operating leases. The residuals for leases classified as capital leases, in accordance with SFAS 13, are included in Finance leases and installment sale contracts.

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

We also formally assess, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flow of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, we discontinue hedge accounting prospectively, in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). Please refer to Note 10 for more information on derivatives, including the methods used to account for them.

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

H. Income taxes

We have a tax sharing agreement with Caterpillar Inc. under which we combine our tax position with Caterpillar's when appropriate. When we combine our tax positions under this agreement, we pay to or receive from Caterpillar our allocated share of income taxes or credits.

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

J. Sales and servicing of finance receivables

We periodically sell retail receivables in securitization transactions. When retail finance receivables are securitized, we retain interests in the receivables in the form of interest-only strips, servicing rights, cash reserve accounts, and subordinated certificates. The retained interests are recorded in Other assets at fair value. We estimate fair value based on the present value of future expected cash flows using key assumptions for credit losses, pre-payment speeds, and discount rates. Gains or losses are recorded in Other revenue at the time of sale and are based on the estimated fair value of the assets sold and retained and liabilities incurred, net of transaction costs.

Prior to June 2005, wholesale finance receivables were securitized. The retained interests in these receivables were held in the form of certificates. Currently, Cat Financial sells interests in wholesale receivables to third-party commercial paper conduits, where we retain the remaining interests in the receivables. The carrying value of the remaining interests approximates fair value due to the short-term nature of these receivables and is included in Wholesale notes receivable. Gains or losses included in Other revenue are principally the difference between the unearned discount on the sold portion less the related costs.

Please refer to Note 4 for more information on sales and servicing of finance receivables.

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

L. New accounting standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R (revised 2004) "Share-Based Payment," (SFAS 123R). SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R also establishes fair value as the measurement method in accounting for share-based payments with employees. The FASB required the provisions of SFAS 123R be adopted for interim or annual periods beginning after June 15, 2005. In April 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. In accordance with this rule, Caterpillar Inc. adopted this new accounting standard effective January 1, 2006. Caterpillar Inc. adopted the new guidance using the modified prospective method. See Caterpillar Inc.'s 2005 Form 10-K and our Note 14 of Notes to Consolidated Financial Statements for more details. The amount to be charged to Cat Financial by Caterpillar Inc. in 2006 is not expected to have a material impact on our financial statements.

In March 2005, the FASB Issued FIN 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, Accounting for Asset Retirement Obligations." FIN 47 clarifies that SFAS 143 requires accrual of the fair value of legally required asset retirement obligations if sufficient information exists to reasonably estimate the fair value. We adopted this new accounting standard on December 1, 2005. The adoption of FIN 47 did not have any impact on our financial statements.

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

NOTE 2 - RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

The contractual maturities and future scheduled payments of outstanding receivables, at December 31, 2005 were:
Amounts due in	Retail Installment Sale Contracts	Wholesale Installment Sale Contracts	Retail Finance Leases	Wholesale Finance Leases	Retail Notes	Wholesale Notes	Total

2006	$2,760	$37	$2,085	$73	$1,896	$4,766	$11,617
2007	1,988	13	1,465	52	850	269	4,637
2008	1,312	14	951	36	626	257	3,196
2009	657	10	516	19	439	19	1,660
2010	214	7	218	7	374	14	834
Thereafter	39	-	205	-	731	3	978
	6,970	81	5,440	187	4,916	5,328	22,922
Residual value			938	85			1,023
Less: Unearned income	681	4	623	18	74	149	1,549

Total	$6,289	$77	$5,755	$254	$4,842	$5,179	$22,396
Add: Caterpillar notes receivable							88
Less: Allowance for credit losses							302
Total net finance receivables							$22,182

Receivables generally may be repaid or refinanced without penalty prior to contractual maturity, and we also sell receivables. Accordingly, this presentation should not be regarded as a forecast of future cash collections.

Impaired loans or finance leases

A loan or finance lease is considered impaired, based on current information and events, if it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan or finance lease.

	2005	2004	2003
Impaired loans/finance leases for which there is a related allowance for credit losses	$33	$51	$98
Impaired loans/finance leases for which there is no related allowance for credit losses (due to sufficient underlying value)	73	130	177
Total investment in impaired loans/finance leases at December 31,	$106	$181	$275

Average investment in impaired loans/finance leases	$143	$265	$321

Non-accrual and past due loans or finance leases

We consider an account past due if any portion of an installment is due and unpaid for more than 30 days. Recognition of income is suspended and the account is placed on non-accrual status when management determines that collection of future income is not probable (generally after 120 days past due). Accrual is resumed, and previously suspended income is recognized, when the receivable becomes contractually current and/or collection doubts are removed.

	2005	2004	2003
Investment in loans/finance leases on non-accrual status at December 31,	$175	$176	$233
Investment in loans/finance leases past due over 90 days and still accruing	$31	$11	$25

In estimating the allowance for credit losses, we review accounts that are past due, non-performing, or in bankruptcy.

Allowance for credit losses activity for the year ended December 31,
	2005	2004	2003
Balance at beginning of year	$278	$241	$207
Provision for credit losses	92	105	101
Receivables written off	(62)	(88)	(104)
Recoveries on receivables previously written off	17	16	22
Adjustment related to sale of receivables	(12)	(6)	(4)
Foreign currency translation adjustment	(11)	10	19

Balance at end of year	$302	$278	$241

Allowance for credit losses, net of unearned income (excluding Notes receivable from Caterpillar) as a percent of finance receivables	1.35%	1.38%	1.49%

NOTE 3 - FINANCE LEASES

The components of finance leases at December 31, were as follows:

	2005	2004	2003
Total minimum lease payments receivable	$5,627	$4,948	$4,161
Estimated residual value of leased assets:
Guaranteed	466	431	369
Unguaranteed	557	541	563
	6,650	5,920	5,093
Less: Unearned income	641	564	512

Net finance leases	$6,009	$5,356	$4,581

NOTE 4 - SALES AND SERVICING OF FINANCE RECEIVABLES

Cat Financial securitizes retail installment sales contracts and finance leases into public asset-backed securitization facilities. In addition, Cat Financial has sold interests in wholesale receivables to third-party commercial paper conduits. These transactions provide a source of liquidity and allow for better management of our balance sheet capacity. In addition, we sell individual loans and leases to third parties to mitigate concentration of credit risk for certain customers. None of the proceeds from the receivables that are directly or indirectly sold to third parties in any of the foregoing transactions are available to pay our creditors.

Securitized Retail Installment Sales Contracts and Finance Leases. During 2005, 2004, and 2003, we securitized retail installment sale contracts and finance leases into public asset-backed securitization facilities. The securitization trusts involved in our retail securitizations are qualifying special-purpose entities (QSPEs) and thus, in accordance with Statement of Financial Accounting Standard 140 (SFAS 140) "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", are not consolidated. These finance receivables, which are being held in securitization trusts, are secured by new and used equipment. We retained servicing responsibilities and retained interests related to these securitizations. Retained interests include subordinated certificates with an initial fair value of $8 in 2005 ($8 in 2004 and $9 in 2003), an interest in future cash flows (excess) with an initial fair value of $1 in 2005 ($2 in 2004 and $14 in 2003), and reserve accounts each with an initial fair value of $12 ($10 in both 2004 and 2003). Our retained interests are generally subordinate to the investors’ interests and are included in Other Assets in our Consolidated Statement of Financial Position. A net gain of $12 was recognized on the 2005 transaction ($13 in 2004 and $22 in 2003). Significant assumptions used to estimate the fair value of the retained interests (excess and the reserve account) and subordinated certificates at the time of the transaction were:

	2005	2004	2003
Discount rate	10.8%	10.7%	11.0%
Weighted-average prepayment rate	14.0%	14.0%	14.0%
Expected credit losses	1.0%	1.0%	1.0%

These assumptions are based on our historical experience, market trends, and anticipated performance relative to the particular assets securitized.

During 2005, 2004, and 2003, we also serviced the finance receivables in the public securitizations for which we receive an annual servicing fee of approximately 1.0% of the unpaid note value, and thus have no servicing asset or liability.

As of December 31, 2005, 2004, and 2003, the subordinated retained interests in the public securitizations totaled $72, $73, and $73, respectively. Key assumptions used to determine the fair value of the retained interests as of such date were:

	2005	2004	2003
Cash flow discount rates on retained interests and subordinated tranches	10.7%	10.7%	9.1-10.8%
Weighted-average maturity in months	30	28	27
Average prepayment rate	14.0%	14.0%	14.0%
Expected credit losses	1.0%	1.0%	1.0%

To estimate the impact on our income of changes to the key economic assumptions used to estimate the fair value of residual cash flows in retained interests from retail finance receivable securitizations, we compute a "shocked" fair value of retained interests. The difference between the current fair value and the "shocked" fair value is an estimate of our sensitivity to a change in the assumptions. We determine the "shocked" fair value by applying 10% and 20% adverse changes to individual assumptions used to calculate the fair value at December 31, 2005. This estimate does not adjust for other variations that may occur should one of the assumptions actually change. Accordingly, no assurance can be given that actual results would be consistent with the results of our estimate. Our sensitivity analysis indicated that the impact of a 20% adverse change in individual assumptions used to calculate the fair value of all our retained interests at December 31, 2005, 2004, and 2003 would be $2 or less.

Characteristics of securitized retail receivables
	2005	2004	2003
Total securitized principal balance	$980	$815	$813
Average securitized principal balance for the year ended December 31	$1,085	$873	$884
Loans > 30 days past due at year end	$23	$26	$34
Net credit losses during the year	$3	$4	$6

Securitized Wholesale Receivables. We purchase Caterpillar North American dealer trade receivables at a discount. The discount is an estimate of the amount of revenue that would be earned at a market rate on the receivables over their expected life. We receive an annual servicing fee of approximately 1.0% of the average outstanding principal balance of the securitized wholesale receivables transferred to third party purchasers, and thus have no servicing asset or liability. Discount on the portion of the receivables that are not sold is amortized on an effective yield basis over the life of the receivables and recognized as Wholesale finance revenue. Because the receivables are short-term in nature, the carrying amount approximates the fair value, and the gain, included in Other revenue, is principally the difference between the unearned discount on the sold portion less the related costs over their remaining term. Expected credit losses are assumed to be 0% because dealer receivables have historically had no losses and none are expected in the future.

Prior to June 2005, we securitized wholesale receivables through a revolving securitization structure under which eligible dealer receivables purchased from Caterpillar were initially securitized into a trust ("Trust"). The Trust subsequently issued a certificate, collateralized by a portion of those dealer receivables, to third party purchasers, with a corresponding reduction in our retained interests in the Trust. The Trust involved in our wholesale securitization was a QSPE through August 2004 and thus, in accordance with SFAS 140, was not consolidated. The outstanding principal balance of the collateralized trust obligation certificate (CTO) was not included in our Consolidated Statement of Financial Position during these periods. The trust also issued a transferor certificate (certificated retained interest) to Cat Financial for the portion not represented by the CTO. The certificated retained interests were included in Retained interests in securitized wholesale receivables in our Consolidated Statement of Financial Position. Due to a high volume of dealer receivable financing activity from September 2004 through May 2005, we held more than 90% of the beneficial interest of the Trust in the form of retained interests. Thus, during this period, the Trust did not qualify as a QSPE as defined by SFAS 140. We therefore consolidated the Trust in accordance with FIN 46R, "Consolidation of Variable Interest Entities" (revised) as it represents a variable interest entity for which we are the primary beneficiary. As a result of the consolidation, there is no certificated retained interest reflected in our Consolidated Statement of Financial Position as of December 31, 2004. However, the receivables owned by the Trust of $2,587 are included in Wholesale notes receivables in our Consolidated Statement of Financial Position as of December 31, 2004. Other than the retained interests, the investors and the securitization facilities had no recourse to our assets for failure of debtors to pay when due. For our retained interests in securitized wholesale receivables, carrying amount approximated fair value due to the short-term nature of these receivables. During 2004 and 2003, we recognized a pre-tax gain on the sale of dealer receivables of $5 and $6, respectively.

In June 2005, the manner in which Cat Financial securitized wholesale receivables was restructured. As a result, the Trust was terminated and the receivables held by the Trust were transferred back to Cat Financial.

Characteristics of securitized wholesale receivables
	2005	2004	2003
Collateralized trust obligation balance at December 31	$-	$-	$240
Certificated retained interests balance at December 31	$-	$-	$1,550
Average collateralized trust obligation for the year ended December 31	$-	$240	$240
Average certificated retained interests in securitized wholesale receivables*	$-	$1,936	$1,350

* Due to the consolidation of the Trust discussed above, for 2004 there is no certificated retained interest balance, however, the receivables owned by the Trust of $2,587 were included in Wholesale notes receivables, and average balances include only the periods the Trust was a QSPE.

Cash flows from Retail and Wholesale securitizations
	2005		2004		2003
	Dealer Receivables	Finance Receivables	Dealer Receivables	Finance Receivables	Dealer Receivables	Finance Receivables
Cash proceeds from initial sales of receivables	$-	$829	$-	$639	$-	$661
Proceeds from collections reinvested in revolving securitization*	$-	$-	$663	$-	$1,099	$-
Proceeds from collections of retained interests in securitized wholesale receivables*	$-	$-	$5,722	$-	$7,129	$-
Servicing fees received*	$-	$11	$2	$9	$2	$8
Other cash flows received on retained interests	$-	$38	$-	$34	$-	$15

* For 2004, proceeds and servicing fees received include only the periods the Trust was a QSPE.

Sales of Interests in Wholesale Receivables. In June 2005, Cat Financial transferred an undivided interest of $240 in wholesale receivables to third party purchasers. In accordance with SFAS 140, this transfer to the third party purchasers is accounted for as a sale. During 2005, we recognized a pre-tax gain on the sale of wholesale receivables of $2. In addition, we receive an annual servicing fee of approximately 1.0% of the average outstanding principal balance of the interests in the wholesale receivables sold.

The remaining interests as of December 31, 2005 of $3,028 is included in Wholesale notes receivable in our Consolidated Statement of Financial Position. The cash collections from these receivables held by Cat Financial (including those attributable to the off-balance-sheet assets) are first applied to satisfy any obligations of Cat Financial to the third party purchasers. The third party purchasers have no recourse to our assets, other than the remaining interests, for failure of debtors to pay when due. For our remaining interests in wholesale receivables, carrying amount approximated fair value due to the short-term nature of these receivables.

Other managed assets. In addition to the sales and servicing of finance receivables, we also sell individual leases and finance receivables to third parties with limited or no recourse to us to reduce our concentration of credit risk related to certain customers. We maintain servicing for these off-balance-sheet assets, which totaled $237, $92, and $33 for 2005, 2004, and 2003, respectively.

Total off-balance-sheet managed assets at December 31,

	2005	2004	2003
Installment sale contracts securitized	$934	$767	$746
Finance leases securitized	46	48	67
Wholesale receivables securitized, net of certificated retained interests*	-	-	240
Less: retained interests (included in Other assets)	72	73	73
Off-balance-sheet securitized receivables	908	742	980
Wholesale receivables sold	240	-	-
Other managed assets	237	92	33
Total	$1,385	$834	$1,013

*Due to the consolidation of the Trust, at December 31, 2004 and termination of the Trust in June 2005, there were no off-balance-sheet wholesale receivables for these respective periods. At December 31, 2003, there were wholesale receivables securitized of $1,790 with related certificated retained interest of $1,550.

NOTE 5 - EQUIPMENT ON OPERATING LEASES

Components of equipment on operating leases, less accumulated depreciation at December 31, were as follows:

	2005	2004	2003
Equipment on operating leases, at cost	$3,789	$3,720	$3,357
Less: Accumulated depreciation	1,158	1,151	1,038

Equipment on operating leases, net	$2,631	$2,569	$2,319

At December 31, 2005, scheduled minimum rental payments for operating leases were as follows:

2006	2007	2008	2009	2010	Thereafter	Total
$634	$473	$281	$136	$66	$20	$1,610

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

	2005	2004	2003
Retail Financing:
Installment sale contracts	25%	24%	22%
Tax leases	17%	19%	20%
Customer loans	16%	16%	19%
Finance (non-tax) leases	15%	14%	14%
Dealer loans	4%	4%	6%
Government lease-purchase contracts	1%	1%	1%
Wholesale financing, including retained interests in securitized wholesale receivables	22%	22%	18%

Receivables from customers in construction-related industries made up approximately one-third of total finance receivables plus retained interests in securitized wholesale receivables at December 31, 2005, 2004, and 2003. No single customer or dealer represented a greater than 10% concentration of credit risk. We typically maintain a security interest in retail financed equipment and require physical damage insurance coverage on all financed equipment. For information concerning business segments see Note 16.

Regarding our derivative instruments, collateral is not generally required of the counterparties or of our company. We do not anticipate non-performance by us or any of the counterparties. Our exposure to credit loss in the event of non-performance by the counterparties is limited to only those gains that we have recorded, but have not yet received cash payment. At December 31, 2005, 2004, and 2003, the exposure to credit loss was $96, $78, and $88, respectively. For information concerning derivatives see Note 10.

NOTE 7 - CREDIT LINES

    At December 31, 2005, we had the following credit lines available:

Revolving credit lines.  We participate in three global credit facilities with a syndicate of banks totaling $5,750 available in the aggregate to both Caterpillar Inc. and Caterpillar Financial Services Corporation (along with specified subsidiaries of Caterpillar Financial Services Corporation in connection with certain sub-facilities). These credit facilities are used to support commercial paper programs. Based on an allocation decision by Caterpillar Inc. and Caterpillar Financial Services Corporation, which can be revised at any time, the aggregate portion of the credit facilities available to Caterpillar Financial Services Corporation at December 31, 2005 was $5,150. A five-year facility of $1,625 expires in September 2010 and a five-year facility of $2,500 expires in September 2009. A 364-day facility of $1,625 expires in September 2006 and contains a provision that allows Caterpillar Inc. or Caterpillar Financial Services Corporation to obtain a one-year loan for up to the full amount of the facility in September 2006 that would mature in September 2007. Each of the facilities includes one or more sub-facilities that allow one or more specified subsidiaries of Caterpillar Financial Services Corporation to borrow in certain non-U.S. dollar currencies

As part of the 2005 global credit facilities renewal, the year-end leverage covenant has been increased to 8.5:1, from the previous level of 8:1, which aligns it with the 8.5:1 six-month moving average leverage covenant. At December 31, 2005, there were no borrowings under these lines, and we were in compliance with all debt covenants.

In addition to the syndicated global credit facilities, our Australian subsidiary has an A$50 (USD equivalent $37) credit facility with one bank to support its commercial paper program.

Credit lines from banks. These credit lines total $1,266 and will be eligible for renewal at various future dates or have no specified expiration date. They are used for local bank borrowings of subsidiaries. At December 31, 2005, we had $388 outstanding against these credit lines compared to $370 at December 31, 2004.

Variable amount lending agreements with Caterpillar. Under these agreements, we may borrow up to $1,832 from Caterpillar, and Caterpillar may borrow up to $1,237 from us. The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice. We had notes payable of $199 and notes receivable of $88 outstanding at December 31, 2005, compared to notes payable of $333 and notes receivable of $120 at December 31, 2004. Please refer to Note 14 for more information concerning activity under these lines.

NOTE 8 - SHORT-TERM BORROWINGS

Short-term borrowings outstanding at December 31 were comprised of the following:

	2005		2004		2003
	Balance	Avg. Rate	Balance	Avg. Rate	Balance	Avg. Rate

Commercial paper, net	$4,235	3.4%	$4,372	2.5%	$3,912	2.1%
Payable to banks	257	6.8%	370	6.6%	183	7.9%
Variable denomination floating rate demand notes	505	4.2%	482	2.3%	415	2.3%
Collateralized trust obligation*	-		240	2.3%	-
Total	$4,997		$5,464		$4,510

*This relates to consolidating the dealer securitization Trust at year-end 2004, described in Note 4 of the Notes to the Consolidated Financial Statements.

The average rate for Payable to banks increased slightly, .2% from 2004 to 2005. The decrease from 2003 to 2004 of 1.3% was primarily due to the increase in debt in foreign countries with lower interest rates.

Additional information about our short-term debt is as follows for the years ended December 31:

	2005	2004	2003
Average short-term borrowings	$5,021	$4,654	$3,784
Weighted average annual interest rate	3.3%	2.6%	2.7%

NOTE 9 - LONG-TERM DEBT

During 2005, we issued $5,942 of medium-term notes, of which $3,747 were at fixed interest rates and $2,195 were at floating interest rates, primarily indexed to LIBOR. At December 31, 2005, the outstanding medium-term notes had remaining maturities ranging up to 20 years. Cash paid for interest on both short-term and long-term borrowings in 2005, 2004, and 2003 was $753, $507, and $488, respectively.

Long-term borrowings outstanding at December 31 were comprised of the following:

	2005		2004		2003
	Balance	Avg. Rate	Balance	Avg. Rate	Balance	Avg. Rate

Medium-term notes	$16,186	4.1%	$13,992	3.3%	$11,720	3.0%
Payable to banks	344	8.7%	5	1.6%	70	2.8%
Loans from a company- owned partnership	8	7.0%	8	7.0%	7	7.0%
Unamortized discount	(6)		(5)		(2)
Deposit obligation *	232		232		232
Total	$16,764		$14,232		$12,027

*The deposit obligation has a corresponding security deposit, which is included in Other assets in the Consolidated Statement of Financial Position. This deposit obligation and corresponding security deposit relate to a financing arrangement, which provides us a return. This arrangement requires that we commit to a certain long-term obligation and provide a security deposit, which will fulfill this obligation when it becomes due.

The increase from 2004 to 2005 of 7.1% in the average rate for Payable to banks is due to the increase in debt in foreign countries with higher interest rates.

Long-term debt outstanding at December 31, 2005 matures as follows:

2006	$4,153
2007	3,875
2008	2,724
2009	1,987
2010	2,028
Thereafter	1,997

Total	$16,764

The above table includes $708 of medium-term notes that can be called at par value.

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

Foreign Currency Exchange Rate Risk

In managing foreign currency risk, our objective is to minimize earnings volatility resulting from conversion and the re-measurement of net foreign currency balance sheet positions. Our Policy allows the use of foreign currency forward and option contracts to offset the risk of currency mismatch between our receivables and debt. None of these foreign currency forward and option contracts are designated as a hedge. Other revenue included gains of $58, and losses of $45 and $128 on the undesignated contracts for 2005, 2004, and 2003 respectively, substantially offset by balance sheet re-measurement and conversion losses and gains.

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

Our Policy allows us to use floating-to-fixed, fixed-to-floating, and floating-to-floating interest rate swaps to meet our match-funding objective. To support hedge accounting, we designate fixed-to-floating interest rate swaps as fair value hedges of the fair value of our fixed rate debt at the inception of the contract. Our practice is to designate most floating-to-fixed interest rate swaps as cash flow hedges of the variability of future cash flows at the inception of the swap contract to support hedge accounting.

The liquidation of fixed-to-floating interest rate swaps during 2005, 2004, and 2002 resulted in an aggregate gain which is being amortized to earnings ratably over the remaining life of the hedged debt. The unamortized balance is $14 as of December 31, 2005.

Gains/(losses) on fixed-to-floating interest swaps included in current earnings at December 31 included:

	2005	2004	2003
Gain/(loss) on designated interest rate derivatives—included in Other revenues	$(71)	$(28)	$(20)
Gain/(loss) on hedged debt—included in Other revenues	71	28	20
Gain on liquidated swaps—included in Interest expense	5	2	2

There were no circumstances where hedge treatment was discontinued during 2005, 2004, or 2003.

As of December 31, 2005, $12 of deferred net gains included in equity (Accumulated other comprehensive income), related to our floating-to-fixed interest rate swaps, is expected to be reclassified to Interest expense over the next twelve months. As of December 31, 2004, this projected reclassification was a net loss of $3. As of December 31, 2003, this projected reclassification was a net loss of $16. The results include amortized amounts of losses resulting from liquidated swaps. These liquidations occurred in the second quarters of 2005 and 2004. We liquidated forward-starting floating-to-fixed interest rate swaps due to the issuance of the hedged debt. Forward-starting interest rate swaps provide a hedge of the anticipated issuance of debt. The $1 remaining loss on these liquidated swaps will continue to be amortized to earnings ratably over the remaining life of the hedged debt.

NOTE 11 - COMMITMENTS AND CONTINGENT LIABILITIES

We have guaranteed to repurchase loans of certain Caterpillar dealers from third party lenders in the event of default. These guarantees arose in conjunction with our relationship with third party dealers who sell Caterpillar equipment. These guarantees generally have one-year terms and are secured, primarily by dealer assets. We have also provided a limited indemnity to a third party bank for $40 resulting from an assignment of certain leases to that bank. The indemnity is for the remote chance that the insurers of these leases would become insolvent. The indemnity expires December 15, 2012 and is unsecured. No loss has been experienced or is anticipated under any of these guarantees. At December 31, 2005, the recorded liability for these guarantees was $9, compared to $10 at December 31, 2004 and $5 at December 31, 2003. The maximum potential amount of future payments (undiscounted and without reduction for any amount that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees at December 31 are as follows:

	2005	2004	2003
Guarantees with Caterpillar dealers	$434	$364	$380
Guarantees - other	80	62	37

Total guarantees	$514	$426	$417

We are party to agreements in the normal course of business with selected customers and Caterpillar dealers in which we commit to provide a set dollar amount of financing on a pre-approved basis. We also provide lines of credit to selected customers and Caterpillar dealers, of which a portion remains unused as of the end of the period. Commitments and lines of credit generally have fixed expiration dates or other termination clauses. It has been our experience that not all commitments and lines of credit will be used. Management applies the same credit policies when making commitments and granting lines of credit as it does for any other financing. We do not require collateral for these commitments/lines, but if credit is extended, collateral may be required upon funding. The amount of the unused commitments and lines of credit for dealers as of December 31, 2005 was $4,729 compared to $5,019 at December 31, 2004 and $4,784 at December 31, 2003. The amount of the unused commitments and lines of credit for customers as of December 31, 2005 was $1,972 compared to $1,499 at December 31, 2004 and $1,336 at December 31, 2003.

In addition, in the third quarter of 2005, a loss of $7 was reported related to the write-down of a repossessed marine vessel. Management continues to work toward disposition of this asset but cannot reasonably determine if there will be any further losses at this time.

We are party to various litigation matters and claims, and while the results cannot be predicted with certainty, management believes the final outcome of such matters and claims will not have a material adverse effect on our consolidated financial position, profit, or liquidity.

NOTE 12 - INCOME TAXES

The components of the provision for income taxes were as follows for the years ended December 31,

Current tax provision:	2005	2004	2003
U.S. federal	$132	$2	$12
Non-U.S.	61	50	53
State (U.S.)	(1)	-	4
	192	52	69
Deferred tax provision (credit):
U.S. federal	(24)	89	74
Non-U.S.	4	(1)	(28)
State (U.S.)	1	(3)	5
	(19)	85	51

Total provision for income taxes	$173	$137	$120

Cash paid for taxes	$144	$83	$36

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

Deferred tax assets:	2005	2004	2003
Allowance for credit losses	$77	$67	$63
Expected foreign tax credit	-	4	3
Foreign tax credit carryforwards	27	35	34
Net operating loss carryforwards	25	22	31
Deferred losses on derivative instruments	-	-	9
	129	128	140

Deferred tax liabilities - primarily depreciation	(407)	(441)	(355)
Valuation allowance for deferred tax assets	(7)	(4)	(8)
Deferred US tax on previously taxed foreign income	(9)	-	-
Deferred gains on derivative instruments & marketable securities	(16)	-	-
	(439)	(445)	(363)

Deferred taxes - net	$(310)	$(317)	$(223)

Of our foreign subsidiaries that are in net operating loss carryforward positions, there is not sufficient evidence to substantiate recognition of deferred tax assets. Accordingly, a valuation allowance has been recorded for this amount. It is possible that circumstances could change in the near term at one or more of these foreign subsidiaries, which would allow us to reduce the valuation allowance and to record additional net deferred tax assets.

As of December 31, 2005, amounts and expiration dates of net operating loss carryforwards in various non-U.S. taxing jurisdictions were:

2006	2007	2008	2009	2010 - 2015	Unlimited	Total
$1	$2	$-	$1	$44	$17	$65

As of December 31, 2005, the amounts and expiration dates of U.S. foreign tax credit carryforwards were:

2006	2007	2008	2009	2010	2011-2015	Total
$-	$-	$-	$-	$-	$27	$27

The provision for income taxes was different than would result from applying the U.S. statutory rate to Profit before income taxes for the years ended December 31, for the reasons set forth in the following reconciliation:

	2005	2004	2003
Taxes computed at U.S. statutory rates	$189	$148	$131
(Decreases) increases in taxes resulting from:
Finance revenue not subject to federal taxation	(5)	(4)	(4)
State income taxes, net of federal taxes	-	(2)	5
Subsidiaries' results subject to tax rates other than U.S. statutory rates	(11)	(4)	(13)
Other, net	-	(1)	1

Provision for income taxes	$173	$137	$120

We have recorded income tax expense at U.S. tax rates on all profits, except for undistributed profits of non-U.S. companies, which are considered indefinitely reinvested. Determination of the amount of unrecognized deferred tax liability related to indefinitely reinvested profits is not feasible.

Cat Financial has net operating loss (NOL) carryforwards on several state income tax returns. In some states, Cat Financial joins with Caterpillar Inc. in the filing of a combined return. Caterpillar Inc. booked, on a consolidated basis, a deferred state tax asset for the net tax benefit of state NOL carryovers, along with the required disclosures. In other states, Cat Financial files on a separate, stand alone basis. The net tax benefit associated with these returns is $7 as of year-end 2005, with an offsetting valuation allowance of $5. The valuation allowance arises as a result of litigation in some states, administrative appeals in other states, and the uncertainty that the carryovers will be able to be used in others.

As of December 31, 2005, amounts and expiration dates of net operating loss carryforwards in various U.S. state taxing jurisdictions were:

2006	2007	2008	2009	2010-2025	Total
$-	$-	$-	$-	$114	$114

In December 2004, the FASB issued FASB Staff Position No. 109-1 (FSP 109-1). FSP 109-1 provides accounting guidance for companies that will be eligible for a tax deduction resulting from "qualified production activities income" as defined in the American Jobs Creation Act of 2004 (Jobs Act). FSP 109-1 requires this deduction should be treated as a special deduction in accordance with SFAS 109 "Accounting for Income Taxes." The adoption of FSP 109-1 did not have a material impact on our financial statements.

In December 2004, the FASB issued FASB Staff Position No. 109-2 (FSP 109-2). FSP 109-2 provides accounting guidance for the one-time tax deduction of 85% of certain repatriated foreign earnings created by the Jobs Act. SFAS 109 requires a company to reflect in the period of enactment the effect of a new tax law. Due to the lack of clarification of certain provisions within the Jobs Act, FSP 109-2 allows companies time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act. The adoption of FSP 109-2 did not have a material impact on our financial statements.

The components of Profit before income taxes for the years ended December 31, were as follows:

	2005	2004	2003
U.S.	$322	$273	$246
Non-U.S.	215	151	130

Total	$537	$424	$376

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

Long-term debt - fair value is estimated by discounting the future cash flows using our current borrowing rates for similar types and maturities of debt, except for floating rate notes for which the carrying amount is considered a reasonable estimate of fair value. Our deposit obligation carrying value approximated fair value.

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

The estimated fair values of financial instruments at December 31 are as follows:

	2005		2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Finance receivables, net (excluding tax leases (1))	$20,374	$20,366	$18,167	$18,119	$13,260	$13,294

Long-term debt	$(16,764)	$(16,821)	$(14,232)	$(14,376)	$(12,027)	$(12,213)

Interest rate swaps:
In a net receivable position	$94	$94	$75	$75	$87	$87
In a net payable position	$(113)	$(113)	$(69)	$(69)	$(59)	$(59)

Forward exchange contracts:
In a net gain position	$1	$1	$3	$3	$1	$1
In a net loss position	$(5)	$(5)	$(19)	$(19)	$(40)	$(40)

Guarantees(2)	$(9)	$(10)	$(10)	$(10)	$(5)	$(9)

(1)	Excluded items have a net carrying value of $1,719 at December 31, 2005, $1,737 at December 31, 2004, and $1,546 at December 31, 2003.
(2)	The carrying amount provisions of FASB Interpretation No. 45 are effective for guarantees issued or modified subsequent to December 31, 2002 only, whereas the fair value amount is for all guarantees.

NOTE 14 - TRANSACTIONS WITH RELATED PARTIES

We have a Support Agreement with Caterpillar Inc. which provides that Caterpillar Inc. (1) will remain, directly or indirectly, our sole owner, (2) cause us to maintain a net worth of at least $20, and (3) ensure that we maintain a ratio of earnings and interest expense to interest expense (as defined by the Support Agreement) of not less than 1.15 to 1. In 2005, 2004, and 2003, Caterpillar Inc. did not make any capital contributions. Although this agreement can be modified or terminated by either party, any modification or termination which would adversely affect holders of our debt is required to be approved by holders of 66-2/3% of the aggregate outstanding debt. Caterpillar's obligation under this agreement is not directly enforceable by any of our creditors and does not constitute a guarantee of any of our obligations. There were no cash dividends declared or paid to Caterpillar Inc. in 2005, 2004, or 2003.

The rates/prices for our transactions with Caterpillar are set based on arms-length transactions.

We have variable amount lending agreements with Caterpillar. Under these agreements, we may borrow up to $1,832 from Caterpillar, and Caterpillar may borrow up to $1,237 from us. The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice. Information concerning these agreements is as follows:

	2005	2004	2003
Notes payable at December 31,	$199	$333	$475
Notes receivable at December 31,	$88	$120	$378
Interest expensed	$18	$11	$12
Interest earned	$10	$10	$7

    We entered into forward exchange contracts with Caterpillar through January 2005 to hedge our U.S. dollar denominated positions in Australia against currency fluctuations. These contracts had terms generally ranging up to three months. These contracts totaled $6 at December 31, 2004 and $8 at December 31, 2003.

We have agreements with Caterpillar to purchase, at a discount, certain receivables generated by sales of products to Caterpillar dealers. Under these programs, we use a portion of collections each week to purchase additional receivables. Information pertaining to these purchases is as below:

	2005	2004	2003
Purchases made	$21,326	$17,741	$12,957
Discounts earned	$264	$148	$109
Servicing fees paid	$1	$3	$1
Balance at December 31,	$4,191	$3,503	$2,371
Effective interest rate for additional weekly receivable purchases at December 31,	7.03%	5.05%	3.99%

We participate in certain marketing programs sponsored by Caterpillar by providing financing to customers at rates below standard rates. Under these programs, Caterpillar subsidizes an amount at the outset of the transaction, which we then recognize as revenue over the term of the financing. During 2005, we received $294 relative to such programs, compared with $244 in 2004 and $173 in 2003.

Caterpillar provides us with certain operational and administrative support, which is integral to the conduct of our business. Our employees are covered by various benefit plans, including pension/post-retirement plans, administered by Caterpillar. We reimburse Caterpillar for these charges, which amounted to $17 in 2005, $15 in 2004, and $14 in 2003. However, Cat Financial has not made any direct contributions to the Caterpillar benefit plans during 2005, 2004, or 2003. Effective January 1, 2006, Caterpillar will expense the cost related to stock options and we will reimburse Caterpillar for our allocated charges. The amount to be charged to Cat Financial by Caterpillar Inc. in 2006 is not expected to have a material impact on our financial statements. Other corporate services for which we reimburse Caterpillar amounted to $21 in 2005, $16 in 2004, and $13 in 2003.

We provide administrative support and office space to certain Caterpillar subsidiaries. Caterpillar reimburses us for these charges, which amounted to $8 in 2005, $10 in 2004, and $5 in 2003.

We have a tax sharing agreement with Caterpillar under which we combine our tax position with Caterpillar's when appropriate. When we combine our tax positions under this agreement, we pay to or receive from Caterpillar our allocated share of income taxes or credits. In 2003, we received an interest payment of $9 from Caterpillar Inc. related to the intercompany effects of an audit settlement with the Internal Revenue Service for several prior tax years.

NOTE 15 - LEASES

We lease certain offices and other property through operating leases. Rental expense is charged to operations as incurred. Total rental expense for operating leases was $18 for 2005, $17 for 2004, and $17 for 2003. At December 31, 2005, minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year are:

2006	$13
2007	13
2008	12
2009	11
2010	10
Thereafter	35
Total	$94

NOTE 16 - SEGMENT INFORMATION

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

•
Cat Power Finance: This segment primarily provides debt financing for Caterpillar electrical power generation, gas compression and co-generation systems (including the related non-Caterpillar equipment included in these systems), as well as non-Caterpillar equipment that is powered by Caterpillar engines, for all countries.

Debt and other expenses for the Global Accounts, Marine Services, and Cat Power Finance divisions are allocated to their respective segments from the North America, Europe, and/or Asia-Pacific segments based on their respective portfolios. The provision for credit losses included in each segment’s profit is based on each segment’s share of the Company’s allowance for credit losses. In fourth quarter 2005, we enhanced our methodologies to provide better estimates at the segment level for provision for credit losses and allowance for credit losses. The revised estimates are reflected in the 2005 segment data below. Data for 2004 and 2003 was not revised because information for prior years is not available under the enhanced methodology. The related interest expense is calculated based on the amount of allocated debt and the rates associated with that debt. Inter-segment revenues are based on the amount of respective portfolio and the rates associated with that portfolio.

The financial data is presented in accordance with accounting principles generally accepted in the United States of America. Inter-segment amounts, reflected in the tables, result principally from lending activities between segments. A smaller amount results from charges between segments for services provided.

2005	North America	Europe	Asia- Pacific	Diversified Services	Cat Power Finance	Total
External revenue	$1,435	345	193	308	73	$2,354
Inter-segment revenue	$34	-	-	-	-	$34
Profit	$231	59	30	24	20	$364
Interest expense	$486	92	66	143	30	$817
Depreciation expense	$441	98	52	41	4	$636
Provision for income taxes	$128	20	12	8	5	$173
Assets at December 31, 2005	$15,470	4,271	2,053	4,864	1,186	$27,844
Expenditures for equipment on operating leases and for non-leased equipment	$865	158	167	99	8	$1,297

2004	North America	Europe	Asia- Pacific	Diversified Services	Cat Power Finance	Total
External revenue External revenue	$1,133	344	139	243	65	$1,924
Inter-segment revenue	$21	-	-	-	-	$21
Profit	$163	50	15	43	16	$287
Interest expense	$302	85	40	98	28	$553
Depreciation expense	$398	116	49	30	4	$597
Provision for income taxes	$89	20	7	16	5	$137
Assets at December 31, 2004	$13,367	4,641	1,689	4,624	1,327	$25,648
Expenditures for equipment on operating leases and for non-leased equipment	$831	163	119	110	5	$1,228

2003	North America	Europe	Asia- Pacific	Diversified Services	Cat Power Finance	Total
External revenue External revenue	$1,022	316	96	247	55	$1,736
Inter-segment revenue	$18	-	-	-	-	$18
Profit	$122	53	10	54	17	$256
Interest expense	$297	79	25	80	20	$501
Depreciation expense	$350	110	36	46	5	$547
Provision for income taxes	$79	8	4	22	7	$120
Assets at December 31, 2003	$11,523	4,088	1,147	4,329	1,036	$22,123
Expenditures for equipment on operating leases and for non-leased equipment	$654	197	147	130	8	$1,136

Reconciliation:
Interest expense	2005	2004	2003
Interest expense from segments	$817	$553	$501
Inter-segment interest expense	(34)	(21)	(18)
Total	$783	$532	$483

Assets	2005	2004	2003
Assets from segments	$27,844	$25,648	$22,123
Investment in subsidiaries	(936)	(925)	(893)
Inter-segment balances	(1,009)	(1,151)	(1,239)
Total	$25,899	$23,572	$19,991

Inside and outside the United States:
Revenue	2005	2004	2003
Inside U.S.	$1,491	$1,193	$1,129
Inside Canada	250	209	164
Outside U.S. and Canada	613	522	443
Total	$2,354	$1,924	$1,736

Equipment on Operating Leases and Non-Leased Equipment, Net	2005	2004	2003
Inside U.S.	$1,569	$1,492	$1,430
Inside Canada	587	497	326
Outside U.S. and Canada	598	694	659
Total	$2,754	$2,683	$2,415

NOTE 17 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

2005	First quarter	Second quarter	Third quarter	Fourth quarter
Total revenues	$543	$587	$596	$628
Profit before taxes	$124	$138	$130	$145
Profit	$83	$90	$87	$104

2004
Total revenues	$457	$467	$476	$524
Profit before taxes	$107	$97	$113	$107
Profit	$72	$63	$82	$70

2003
Total revenues	$403	$445	$445	$443
Profit before taxes	$78	$108	$103	$87
Profit	$51	$71	$67	$67