Form 10-Q
period 2006-03-31
CATERPILLAR FINANCIAL SERVICES CORP
filed 2006-05-05
CIK 764764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

Commission File No. 0-13295

CATERPILLAR FINANCIAL SERVICES CORPORATION
(Exact name of Registrant as specified in its charter)
Delaware	37-1105865
(State of incorporation)	(IRS Employer I.D. No.)

2120 West End Ave. Nashville, Tennessee	37203-0001
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (615) 341-1000

The Registrant is a wholly owned subsidiary of Caterpillar Inc. and meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced disclosure format.

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act).   (Check one):
Large Accelerated Filer ྈ Accelerated Filer  ྈ Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

At May 4, 2006, one share of common stock of the Registrant was outstanding, which is owned by Caterpillar Inc.

Caterpillar Financial Services Corporation

Form 10-Q for the Quarter Ended March 31, 2006

PART I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)
Consolidated Statement of Financial Position
Consolidated Statement of Profit
Consolidated Statement of Changes in Stockholder’s Equity
Consolidated Statement of Cash Flows
Notes to Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview: First Quarter 2006 vs. First Quarter 2005
Forward-Looking Statements
Critical Accounting Policies
Three Months Ended March 31, 2006 vs. Three Months Ended March 31, 2005
Capital Resources and Liquidity
Item 4. Controls and Procedures

PART II. OTHER INFORMATION
Item 1.      Legal Proceedings
Item 1A.  Risk Factors
Item 5.     Other Information
Item 6.     Exhibits
Signatures

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

In addition to the accompanying unaudited consolidated financial statements for Caterpillar Financial Services Corporation (together with its subsidiaries, "Cat Financial," "the Company," "we," and "our"), we suggest that you read our 2005 Annual Report on Form 10-K. A copy of this annual report is available by writing to: Legal Dept., Caterpillar Financial Services Corporation; 2120 West End Ave.; Nashville, Tennessee 37203-0001. Additional information about us is available at http://www.catfinancial.com.  None of the information contained at any time on either our Internet site or the Caterpillar Inc., (together with its other subsidiaries, "Caterpillar" or "Cat"). Internet site is incorporated by reference into this document.

UNAUDITED

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENT OF PROFIT
(Unaudited)
(Dollars in Millions)

	Three Months Ended
	March 31,	March 31,
	2006	2005
Revenues:
Wholesale finance	$103	$72
Retail finance	308	253
Operating lease	199	188
Other	47	30
Total revenues	657	543

Expenses:
Interest	233	173
Depreciation on assets leased to others	158	152
General, operating, and administrative	80	76
Provision for credit losses	12	16
Other	1	2
Total expenses	484	419

Profit before income taxes	173	124

Provision for income taxes	55	41
Profit	$118	$83

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Unaudited)
(Dollars in Millions, except share data)

	March 31,	December 31,
	2006	2005
Assets:
Cash and cash equivalents	$76	$87
Finance receivables
Retail notes receivable	4,808	4,916
Wholesale notes receivable	5,555	5,328
Notes receivable from Caterpillar	86	88
Finance leases and installment sale contracts - Retail	13,831	13,348
Finance leases and installment sale contracts - Wholesale	350	353
	24,630	24,033
Less: Unearned income	1,670	1,549
Allowance for credit losses	309	302
Total net finance receivables	22,651	22,182

Equipment on operating leases,
less accumulated depreciation	2,548	2,631
Deferred income taxes	34	33
Other assets	924	966
Total assets	$26,233	$25,899

Liabilities and stockholder's equity:
Payable to dealers and others	$183	$221
Payable to Caterpillar - other	35	25
Accrued expenses	328	283
Income taxes payable	65	69
Payable to Caterpillar - borrowings	96	199
Short-term borrowings	5,345	4,997
Current maturities of long-term debt	4,332	4,153
Long-term debt	12,342	12,611
Deferred income taxes and other liabilities	389	375
Total liabilities	23,115	22,933

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid in amount)	745	745
Retained earnings	2,172	2,054
Accumulated other comprehensive income	201	167
Total stockholder's equity	3,118	2,966

Total liabilities and stockholder's equity	$26,233	$25,899

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
(Unaudited)
(Dollars in Millions)

	Three Months Ended
	March 31,		March 31,
	2006		2005

Common stock - one share (at paid-in amount):
Balance at beginning of year	$745		$745
Balance at end of period	745		745

Retained earnings:
Balance at beginning of year	2,054		1,690
Profit	118	$118	83	$83
Balance at end of period	2,172		1,773

Accumulated other comprehensive income/(loss):
Foreign currency translation adjustment
Balance at beginning of year	141		278
Aggregate adjustment for the period	26	26	(49)	(49)
Balance at end of period	167		229
Interest rate derivative instruments (net of tax)
Balance at beginning of year net of tax of: 2006 - $13; 2005 - $1	22		-
Gains/(Losses) deferred during the period net of tax of: 2006 - $8; 2005 - $(2)	14	14	(3)	(3)
(Gains)/Losses reclassed to earnings during the period net of tax of: 2006 - $(3); 2005 - $14	(5)	(5)	23	23
Balance at end of period net of tax of: 2006 - $18, 2005 - $13	31		20
Other instruments (net of tax)
Balance at beginning of year	4		7
Aggregate adjustment for the period	(1)	(1)	(1)	(1)
Balance at end of period	3		6
Total accumulated other comprehensive income	201		255

Comprehensive income		$152		$53

Total stockholder’s equity at end of period	$3,118		$2,773

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Three Months Ended
	March 31, 2006	March 31, 2005
Cash flows from operating activities:
Profit	$118	$83
Adjustments for non-cash items:
Depreciation of equipment on operating leases and non-leased equipment	163	157
Amortization of purchase discount	(79)	(45)
Provision for credit losses	12	16
Gain on sale of receivables	(7)	(1)
Other, net	24	(10)
Change in assets and liabilities:
Receivables from customers and others	(1)	(3)
Other receivables/payables with Caterpillar	8	12
Payable to dealers and others	(43)	2
Accrued expenses	2	30
Income taxes payable	(4)	24
Other assets	(4)	-
Net cash provided by operating activities	189	265

Cash flows from investing activities:
Expenditures for equipment on operating leases and for non-leased equipment	(264)	(244)
Proceeds from disposals of equipment	249	175
Additions to finance receivables	(8,566)	(7,090)
Collections of finance receivables	7,946	6,414
Proceeds from sales of receivables	272	10
Notes receivable from Caterpillar	3	(577)
Investment in partnerships	-	(2)
Other, net	61	4
Net cash used for investing activities	(299)	(1,310)

Cash flows from financing activities:
Payable to Caterpillar - borrowings	(102)	109
Proceeds from debt issued (original maturities greater than 3 months)	2,054	3,468
Payments on debt issued (original maturities greater than 3 months)	(2,821)	(2,691)
Short-term borrowings (original maturities three months or less) - net	980	166
Net cash provided by financing activities	111	1,052

Effect of exchange rate changes on cash	(12)	(1)

(Decrease)/Increase in cash and cash equivalents	(11)	6

Cash and cash equivalents at beginning of year	87	98

Cash and cash equivalents at end of period	$76	$104
See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Notes to Consolidated Financial Statements
(Unaudited; Dollars in Millions)

A.	Basis of presentation

We believe this information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the consolidated statements of financial position, profit, changes in stockholder's equity, and cash flows for the periods presented. The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts. The most significant estimates are the allowance for credit losses and residual values for leased assets. Other significant estimates are the assumptions used to determine the fair value of derivatives and retained interests in securitizations. Actual results may differ from these estimates and the results for interim periods do not necessarily indicate the results we expect for the year.

The December 31, 2005 condensed financial position data included herein was derived from the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2005, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

On January 1, 2006, $232 of assets, primarily finance receivables, from the North America segment were reclassified to the Diversified Services in the amount of $16 and Cat Power Finance in the amount of $216 in order to maintain alignment with management responsibility. Prior year data has been reclassified to conform to the new structure. We segregate information as follows:

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
•
Cat Power Finance: This segment primarily provides debt financing for Caterpillar electrical power generation, gas compression, and co-generation systems (including the related non-Caterpillar equipment and components included in these systems), as well as non-Caterpillar equipment that is powered by Caterpillar engines, for all countries.

Debt and other expenses for the Global Accounts, Marine Services, and Cat Power Finance divisions are allocated to their respective segments from the North America, Europe, and/or Asia-Pacific segments based on their respective portfolios. The provision for credit losses included in each segment's profit is based on each segment's share of the Company's allowance for credit losses. The related interest expense is calculated based on the amount of allocated debt and the rates associated with that debt.  Inter-segment revenues are based on the amount of respective portfolio and the rates associated with that portfolio.

The segment information is presented on a management reporting basis. Unlike financial reporting, there is no authoritative guidance for management reporting equivalent to generally accepted accounting principles. Inter-segment amounts, reflected in the tables, result principally from lending activities between segments. A smaller amount results from charges between segments for services provided.

Supplemental segment data for the three months ended March 31,

2006	North America	Europe	Diversified Services	Asia-Pacific	Cat Power Finance	Total
External revenue	$404	82	90	62	19	$657
Inter-segment revenue	$11	-	-	-	-	$11
Profit	$64	18	16	15	5	$118
Assets	$16,022	4,060	4,988	2,014	1,307	$28,391

2005	North America	Europe	Diversified Services	Asia-Pacific	Cat Power Finance	Total
External revenue	$318	90	67	43	25	$543
Inter-segment revenue	$6	-	-	-	-	$6
Profit	$44	17	9	4	9	$83
Assets	$13,916	4,408	4,843	1,830	1,481	$26,478

Reconciliation of assets:	March 31, 2006	March 31, 2005
Assets from segments	$28,391	$26,478
Investment in subsidiaries	(949)	(926)
Inter-segment balances	(1,209)	(1,009)
Total assets	$26,233	$24,543

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

Foreign Currency Exchange Rate Risk

In managing foreign currency risk, our objective is to minimize earnings volatility resulting from conversion and the re-measurement of net foreign currency balance sheet positions. Our Policy allows the use of foreign currency forward and option contracts to offset the risk of currency mismatch between our receivables and debt. None of these foreign currency forward and option contracts are designated as a hedge. Other revenue included gains of $4 and $10 on the undesignated contracts for the three months ended March 31, 2006 and 2005, respectively, substantially offset by balance sheet re-measurement and conversion losses.

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

The liquidation of fixed-to-floating interest rate swaps during 2005, 2004, and 2002 resulted in an aggregate gain which is being amortized to earnings ratably over the remaining life of the hedged debt. The unamortized balance is $12 as of March 31, 2006.

Gains/(losses) on fixed-to-floating interest swaps included in current earnings were as follows:

	Three Months Ended March 31,
	2006	2005
Gain/(loss) on designated interest rate derivatives—included in Other revenues	$(50)	$(47)
Gain/(loss) on hedged debt—included in Other revenues	50	47
Amortization of the gain on liquidated swaps—included in Interest expense	2	1

There were no circumstances where hedge treatment was discontinued during the three months ended March 31, 2006 or 2005.

As of March 31, 2006, deferred net gains included in equity (Accumulated other comprehensive income), related to our floating-to-fixed interest rate swaps and interest rate caps was $31, net of tax, of which $18, net of tax, is expected to be reclassified to Interest expense over the next twelve months. As of March 31, 2005, this projected reclassification was a net gain of $8. The first quarter results of 2006 include amortized amounts of a loss resulting from liquidated swaps. These liquidations occurred in the second quarters of 2005 and 2004. We liquidated forward-starting floating-to-fixed interest rate swaps due to the issuance of the hedged debt. Forward-starting interest rate swaps provide a hedge of the anticipated issuance of debt. The $1 remaining loss on the swaps will continue to be amortized to earnings ratably over the remaining life of the hedged debt.

D.	Guarantees

We have guaranteed to repurchase loans of certain Caterpillar dealers from third party lenders in the event of default. These guarantees arose in conjunction with our relationship with third party dealers who sell Caterpillar equipment. These guarantees generally have one-year terms and are secured, primarily by dealer assets.

We provide loan guarantees to third party lenders for financing associated with machinery purchased by customers. These guarantees have varying terms and are secured by the machinery.

We have also provided a limited indemnity to a third party bank for $38 resulting from the assignment of certain leases to that bank. The indemnity is for the remote chance that the insurers of these leases would become insolvent. The indemnity expires December 15, 2012 and is unsecured.

No loss has been experienced or is anticipated under any of these guarantees or the limited indemnity. At both March 31, 2006 and December 31, 2005, the recorded liability for these guarantees and the limited indemnity was $9. The maximum potential amount of future payments (undiscounted and without reduction for any amount that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees and the limited indemnity are as follows:

	March 31, 2006	December 31, 2005
Guarantees with Caterpillar dealers	$439	$434
Guarantees with Customers	36	37
Limited Indemnity	38	40
Guarantees - other	3	3

Total guarantees	$516	$514

E.	Contingencies

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

F.	Sales and Servicing of Finance Receivables

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

Securitized Retail Installment Sales Contracts and Finance Leases. We securitize retail installment sales contracts and finance leases into public asset-backed securitization facilities. The securitization trusts involved in our retail securitizations are qualifying special-purpose entities (QSPEs) and thus, in accordance with Statement of Financial Accounting Standards No. 140 (SFAS 140) "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", are not consolidated. These finance receivables, which are being held in securitization trusts, are secured by new and used equipment. We retained servicing responsibilities and retained interests related to these securitizations. Our retained interests are generally subordinate to the investors’ interests and are included in Other Assets in our Consolidated Statement of Financial Position. Subordinated retained interests in the public securitizations totaled $72 at March 31, 2006 and December 31, 2005.

During 2006 and 2005, we serviced the finance receivables in our public securitizations for which we receive an annual servicing fee of approximately 1.0% of the unpaid note value. Since the servicing fee adequately compensates us for retaining the servicing rights, we generally do not establish a servicing asset or liability.

Sale of Interests in Wholesale Receivables. We purchase North American Caterpillar Dealer trade receivables (the "NACD Receivables") at a discount. The discount is an estimate of the amount of financing revenue that would be earned at a market rate on the NACD Receivables over their expected life. In June 2005, Cat Financial transferred an undivided interest in the NACD Receivables of $240 to third party purchasers. In accordance with SFAS 140, this transfer to the third party purchasers was accounted for as a sale. We receive an annual servicing fee of approximately 1.0% of the average outstanding principal balance of the interest in the NACD Receivables transferred to third party purchasers. Since the servicing fee adequately compensates us for retaining the servicing rights, we generally do not establish a servicing asset or liability.

The remaining interests in the NACD Receivables as of March 31, 2006 and December 31, 2005 of $3,309 and $3,028, respectively, are included in Wholesale notes receivable in our Consolidated Statement of Financial Position. The discount on the remaining interest in the NACD Receivables that are not sold is amortized on an effective yield basis over the life of the NACD Receivables and recognized as Wholesale finance revenue. Because the receivables are short-term in nature, the carrying amount approximates the fair value, and the gain, included in Other revenue, is principally the difference between the unearned discount on the sold portion less the related costs over their remaining term. Expected credit losses are assumed to be 0% because dealer receivables have historically had no losses and none are expected in the future.

The cash collections from the NACD Receivables held by Cat Financial (including those attributable to the off-balance-sheet assets) are first applied to satisfy any obligations of Cat Financial to the third party purchasers. The third party purchasers have no recourse to our assets, other than the remaining interests, for failure of debtors to pay when due.

Other Managed Assets. In addition to the sales and servicing of finance receivables, we also sell individual leases and finance receivables to third parties with limited or no recourse to us to reduce our concentration of credit risk related to certain customers. We maintain servicing for these off-balance-sheet assets, which totaled $286, and $237, as of March 31, 2006 and December 31, 2005, respectively.

G. New Accounting Pronouncements
SFAS 123R - In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R (revised 2004) "Share-Based Payment," (SFAS 123R). SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R also establishes fair value as the measurement method in accounting for share-based payments. The FASB required the provisions of SFAS 123R be adopted for interim or annual periods beginning after June 15, 2005. In April 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R for public companies. In accordance with this rule, Caterpillar Inc. adopted this new accounting standard effective January 1, 2006 using the modified prospective transition method. Caterpillar Inc. did not modify the terms of any previously granted options in anticipation of the adoption of SFAS 123R. Caterpillar Inc. allocated to Cat Financial a charge for our portion of the March 31, 2006 expense as a result of the adoption of SFAS 123R. Adoption of SFAS 123R did not have a material impact on our financial statements.

SFAS 154 - In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS 154), "Accounting Changes and Error Corrections." SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective applications to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. In addition, this Statement requires that a change in depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This new accounting standard was effective January 1, 2006. The adoption of SFAS 154 did not have a material impact on our financial statements.

SFAS 155 - In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (SFAS 155), "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140." SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to separate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. This new accounting standard is effective January 1, 2007. The adoption of SFAS 155 is expected to have no material impact on our financial statements.

SFAS 156 - In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 (SFAS 156), "Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140." SFAS 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. In addition, this Statement permits an entity to choose between two measurement methods (amortization method or fair value measurement method) for each class of separately recognized servicing assets and liabilities. This new accounting standard is effective January 1, 2007. The adoption of SFAS 156 is expected to have no material impact on our financial statements.

UNAUDITED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview: first Quarter 2006 vs. first Quarter 2005
(Dollars in millions)

First quarter of 2006 was a record quarter for revenues and net income with the continued growth of financial receivables and strong credit quality, which reflects the coordinated efforts of employees, the Caterpillar marketing organizations, and the Caterpillar dealers.

•
Revenues for the first quarter of 2006 were a record $657, an increase of $114 or 21% compared with the same period in 2005. Of the increase in revenues, $51 resulted from the impact of continued growth of finance receivables and operating leases (earning assets), $50 from the impact of higher interest rates on new and existing finance receivables, $7 higher net gain on returned or repossessed equipment and a $6 increase in various other revenue items.

•
Profit after tax was a record $118, an increase of $35 or 42% over the first quarter of 2005. On a pre-tax basis, profit was up $49 or 40% compared with the first quarter of 2005, principally due to an increase of $35 in margin (wholesale, retail finance, operating lease, and associated fee revenues less interest expense and depreciation on assets leased to others), a $2,211 increase in average earning assets and an improved spread between earning asset yield and funding cost.

•
New retail financing of $2,625, an increase of $182 or 7% over the first quarter of 2005, was a record first quarter. The increase was largely the result of an increase in earning assets in the North America segment.

•	Past dues over 30 days as of March 31, 2006 were 1.58% compared to 1.91% at March 31, 2005. The reduction was due to improved performance in a number of segments.

•	Write-offs, net of recoveries, were $8 during the quarter compared with $5 for the first quarter of 2005.

REVIEW OF CONSOLIDATED STATEMENT OF PROFIT
(Dollars in millions)

THREE MONTHS ENDED MARCH 31, 2006 VS. THREE MONTHS ENDED MARCH 31, 2005

Revenues
Finance receivable (wholesale, retail, and notes receivable from Caterpillar) revenue for the first quarter of 2006 was $411, an increase of $86 from the same period last year. The increase was principally due to an 11% increase in the average receivable balance outstanding and a 92 basis point increase in the average yield. The annualized average yield on these assets was 7.33% for the first quarter of 2006 compared to 6.41% for the first quarter of 2005.

Operating lease revenue for the first quarter of 2006 was $199, or $11 higher than the same period in 2005 due to an increase in average balance of equipment on operating leases and higher yields.

Other revenue for the first quarter of 2006 was $47, an increase of $17 from the same period in 2005. The increase was primarily due to a $7 increase in net gain on returned or repossessed equipment, a $6 increase in gain on sale of receivables and securities, and a $3 increase in finance receivable and operating lease fees (including late charges).

Other revenue items were as follows:

	Three Months Ended March 31,
	2006	2005
Finance receivable and operating lease fees (including late charges)	$17	$14
Net gain on returned or repossessed equipment	11	4
Gain on sale of receivables and securities	7	1
Income related to retained interests in securitized retail receivables	5	3
Service fee income on sold receivables	3	2
Forward points on foreign exchange contracts	2	2
Partnership/dividend income	1	3
Currency exchange gain/(loss)	1	(1)
Miscellaneous other revenue, net	-	2
Total other revenue	$47	$30

EXPENSES
Interest expense for the first quarter of 2006 was $233, an increase of $60 from the same period last year. This increase was primarily due to the increase in the average cost of borrowing of 87 basis points to 4.37% for the first quarter of 2006 from 3.50% for the first quarter of 2005, and the impact of an 8% increase in average borrowings to fund growth in finance receivables and operating leases.

Depreciation expense on equipment leased to others was $158, up $6 over the first quarter of 2005 due to the higher average amount of equipment on operating lease.

General, operating, and administrative expenses were $80 for the first quarter of 2006 compared to $76 for the same period in 2005. The increase primarily resulted from an increase in property tax expense and labor costs, partially offset by lower franchise tax expense. There were 1,439 full-time employees at March 31, 2006, an increase of 47 from March 31, 2005.

The provision for credit losses was $12 for the first quarter of 2006, down $4 from the first quarter of 2005. The allowance for credit losses was 1.35% of finance receivables (excluding Notes receivable from Caterpillar), net of unearned income at March 31, 2006, compared to 1.38% at March 31, 2005. The decrease in the allowance as a percentage of finance receivables reflects improvements in portfolio health as evidenced by lower past dues and an overall improvement in general economic conditions.

The effective tax rate for the first quarter of 2006 of 32% decreased from 33% for first quarter of 2005. The decrease from 2005 is primarily attributable to the change in geographic mix of profits and the tax benefit of foreign dividends.

PROFIT
As a result of the performance discussed above, Cat Financial had profit of $118 for the first quarter of 2006, up $35 or 42% from the first quarter of 2005.

REVIEW OF CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Dollars in millions)

ASSETS
Total assets were $26,233 at March 31, 2006, an increase of $334 over December 31, 2005, principally due to growth in finance receivables (retail and wholesale).

First quarter new retail business of $2,625 was a record first quarter. The increase of $182 over March 31, 2005 was largely related to increased financing in the North America segment.

TOTAL OFF-BALANCE SHEET MANAGED ASSETS
We manage and service receivables and leases that have been transferred through securitization or sale. These receivables/leases are not available to pay our creditors. In addition, we sell finance receivables and leases to third parties in an on-going effort to manage our concentration of credit risk with certain customers.

Off-balance sheet managed assets were as follows:

	March 31, 2006	December 31, 2005
Installment sale contracts securitized	$796	$934
Finance leases securitized	38	46
Less: retained interests (included in Other assets)	(72)	(72)
Off-balance-sheet securitized retail receivables	762	908
Wholesale receivables sold	240	240
Other managed receivables/leases*	286	237
Total off-balance sheet managed assets	$1,288	$1,385

*Other off-balance sheet managed receivables/leases were as follows:

	March 31, 2006	December 31, 2005
Finance leases	$88	$89
Installment sale contracts	61	49
Operating leases	113	76
Retail notes receivable	24	23
Total other managed receivables/leases	$286	$237

ALLOWANCE FOR CREDIT LOSSES

The following table shows activity related to the Allowance for credit losses.

	Three Months Ended March 31,
	2006	2005
Balance at beginning of quarter	$302	$278
Provision for credit losses	12	16
Receivables written off	(12)	(9)
Recoveries on receivables previously written off	4	4
Adjustment related to sale of receivables	0	(1)
Foreign currency translation adjustment	3	(5)
Balance at end of the period	$309	$283

Bad debt write-offs, net of recoveries, were $8 for the first quarter of 2006 compared with $5 for the first quarter of 2005. Increases in write-offs were experienced primarily in the North America and Diversified Services segments. We will continue to monitor the allowance for credit losses and adjust the allowance, in accordance with our policy, based upon management’s best estimate of probable losses inherent in our finance receivables. See Critical Accounting Policies - Allowance for Credit Losses for more information on the allowance for credit losses.

PAST DUE FINANCE AND RENTS RECEIVABLES
Finance receivables (excluding Notes receivable from Caterpillar) plus rents receivable for operating leases (included in Other assets) that were past due over 30 days were 1.58% of the aggregate total of these receivables at March 31, 2006 compared to 1.91% at March 31, 2005. The improvement was due to improved performance in the Asia/Pacific, Europe, North America and Diversified segments.

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

Cat Financial’s borrowings consist primarily of medium-term notes, commercial paper, variable denomination floating rate demand notes and bank borrowings, the combination of which is used to manage its interest rate risk and funding requirements. In addition, we utilize securitizations of retail installment contracts and finance leases as an additional funding source.

Total borrowings outstanding at March 31, 2006 were $22,115, an increase of $155 over December 31, 2005 due to the financing of growth in assets.  Outstanding borrowings were as follows:

	March 31, 2006	December 31, 2005
Medium-term notes, net of unamortized discount	$16,066	$16,180
Commercial paper	4,633	4,235
Long-term bank borrowings	600	576
Variable denomination floating rate demand notes	504	505
Short-term bank borrowings	208	257
Notes payable to Caterpillar	96	199
Loans from a company-owned partnership	8	8
Total outstanding borrowings	$22,115	$21,960

Medium-term notes. We regularly issue medium-term unsecured notes through securities dealers or underwriters in the United States, Europe, and other international capital markets to both retail and institutional investors. These notes are offered in several currencies and with a variety of maturities. These notes are senior obligations of the Company. Please refer to Note H of Notes to Consolidated Financial Statements for additional information.

Commercial paper. We issue unsecured commercial paper in the United States, Europe, and other international capital markets. These short-term promissory notes are issued on a discount basis and are payable at maturity. Of the $4,633 of commercial paper, $207 has a built-in feature to extend the maturity a maximum of 390 days from the initial issue date.

Revolving credit facilities. We participate in three global credit facilities with a syndicate of banks totaling $5,750 available in the aggregate to both Caterpillar Inc. and Cat Financial (along with specified subsidiaries of Cat Financial in connection with certain sub-facilities). These credit facilities are used to support commercial paper programs. Based on an allocation decision by Caterpillar Inc. and Cat Financial, which can be revised at any time, the aggregate portion of the credit facilities available to Cat Financial at March 31, 2006 was $5,150. A five-year facility of $1,625 expires in September 2010 and a five-year facility of $2,500 expires in September 2009. A 364-day facility of $1,625 expires in September 2006 and contains a provision that allows Caterpillar Inc. or Cat Financial to obtain a one-year loan for up to the full amount of that facility in September 2006 that would mature in September 2007. Each of the facilities includes one or more sub-facilities that allow one or more specified subsidiaries of Cat Financial to borrow in certain non-U.S. dollar currencies.

Our Australian subsidiary has an A$50 (USD equivalent $36) credit facility with one bank to support its commercial paper program.

At March 31, 2006 and December 31, 2005, there were no borrowings under the foregoing credit facilities, and we were in compliance with all debt covenants.

Variable denomination floating rate demand notes. We also obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without restriction. We do not hold reserves to fund the payment of the demand notes. The notes are offered on a continuous basis by prospectus only.

Variable amount lending agreements with Caterpillar. Under these agreements, we may borrow up to $1,905 from Caterpillar, and Caterpillar may borrow up to $1,236 from us. The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice. We had notes payable of $96 and notes receivable of $86 outstanding at March 31, 2006, compared to notes payable of $199 and notes receivable of $88 at December 31, 2005.

Bank Borrowings. Credit lines with banks total $1,267 and will be eligible for renewal at various future dates or have no specified expiration date. They are used for local bank borrowings of subsidiaries. At March 31, 2006, we had $297 outstanding against these credit lines compared to $388 at December 31, 2005.

A deposit obligation of $232 has a corresponding security deposit, which is included in Other assets in the Consolidated Statement of Financial Position at March 31, 2006, and December 31, 2005. This deposit obligation and corresponding security deposit relates to a financing arrangement, which provides us a return. This arrangement requires that we commit to a certain long-term obligation and provide a security deposit, which will fulfill this obligation when it becomes due.

Off-balance sheet arrangements. Please refer to Note D of Notes to Consolidated Financial Statements for information on our guarantee contingent liabilities. Also, we lease all of our facilities.

Cash flows. Operating cash flow was $189 in the first quarter of 2006, compared with $265 for the same period in 2005. Cash used to purchase equipment leased to others was $264 in the first quarter of 2006; the increase of $20 from the same period in 2005 was the result of growth. Net cash used for finance receivables (excluding Notes receivable from Caterpillar) decreased $318 to $348 through the first quarter of 2006 compared to $666 in the first quarter of 2005 primarily due to additional funds provided of $272 in the first quarter of 2006 from the sale of receivables. In addition Notes receivable from Caterpillar provided $3 in cash from investing activities compared to a use of cash from investing activities of $577 for the same period in 2005.

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

Residual Value
The residual value, which is the estimated future wholesale market value of leased equipment at the time of the expiration of the lease term, represents a careful analysis of historical wholesale market sales prices, projected forward on a level trend line without consideration for inflation or possible future pricing action. At the inception of the lease, the residual value is derived from consideration of the following critical factors: market size and demand, any known significant market/product trends, total expected hours of usage, machine configuration, application, location, model changes, quantities, and past re-marketing experience. Many impact factors are gathered in an application survey that is completed prior to quotation. The lease agreement also clearly defines applicable return conditions and remedies for non-compliance, to ensure that the leased equipment will be in good operating condition upon return. Model changes and updates, as well as market strength and product acceptance, are monitored, and residual adjustments are made to residual values in accordance with the significance of any such changes. Remarketing sales staff works closely with customers and dealers to manage the sale of lease returns and the recovery of residual exposure. During the term of the leases, residual amounts are monitored. If estimated market values significantly decline due to economic factors, obsolescence, or other adverse circumstances, the residuals are adjusted to the lower estimated values by a charge to earnings. For equipment on operating leases, the charge is recognized through depreciation expense. For finance leases, it is recognized through a reduction of finance revenue.

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

While management believes it has exercised prudent judgment and applied reasonable assumptions which have resulted in an allowance presented in accordance with generally accepted accounting principles, there can be no assurance that in the future, changes in economic conditions or other factors might cause changes in the financial health of our customers, which could change the timing and level of payments received, and thus result in losses greater than the estimated losses or necessitate a change to our estimated losses.

FORWARD LOOKING STATEMENTS

Some statements contained in this Quarterly Report on Form 10-Q are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could significantly impact results. The words "believes," "expects," "anticipates," "estimates," "will be" and similar words or expressions identify forward-looking statements made on behalf of Cat Financial. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there are risks and uncertainties that may cause actual results to differ materially from expectations. We are under no obligation to (and expressly disclaim any obligation to) update or alter said forward looking statements, (except for any Risk Factors that are required to be updated in accordance with applicable law), whether as a result of such changes, new information, future events or otherwise. These risks and uncertainties include factors that affect international businesses generally, as well as matters specific to Cat Financial and the markets we serve. For a further discussion of the risks and uncertainties that may affect our business, please see Part I. Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005 and information contained in other reports that we file from time to time with the Securities and Exchange Commission.

UNAUDITED

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

Changes in internal control over financial reporting
Cat Financial is implementing a global treasury system, which will support Funding, Risk Management and Cash Operations processes. This implementation is expected to be completed in the third quarter of 2006.

UNAUDITED

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

ITEM 1A. RISK FACTORS

    See Part I. Item 1A. Risk Factors in our annual Report on Form 10-K for the year ended December 31, 2005 for a discussion of the risks and uncertainties that may affect our business. There has been no material change in this information.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit No.	Description
12
Statement Setting Forth Computation of Ratio of Profit to Fixed Charges of Caterpillar Financial Services Corporation and subsidiaries. The ratios were 1.74 and 1.70 for the three months ended March 31, 2006 and 2005, respectively.

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

Caterpillar Financial Services Corporation
(Registrant)

Date: May 5, 2006	By: /s/ Steven R. Elsesser
Steven R. Elsesser, Controller

Date: May 5, 2006	By: /s/ Kent M. Adams
Kent M. Adams, President, Director, and Chief Executive Officer