Form 10-Q/A
period 2006-03-31
CATERPILLAR FINANCIAL SERVICES CORP
filed 2006-08-02
CIK 764764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note
Caterpillar Financial Services Corporation is filing this Form 10-Q/A for the three months ended March 31, 2006 to reflect the restatement of its Consolidated Statement of Cash Flows for the three months ended March 31, 2006. The restatement arose as a result of management’s determination that, due to a clerical error, $48 million of interest paid on certain debt (primarily discounts on commercial paper) was incorrectly reported as “Cash flows from financing activities” and should have been reported as “Cash flows from operating activities” for the three months ended March 31, 2006. The restatement does not affect the net change in cash for the three months ended March 31, 2006 and has no impact on the Company’s Consolidated Statement of Profit, Consolidated Statement of Financial Position or the Consolidated Statement of Changes in Stockholder’s Equity as presented in the Form 10-Q for the three months ended March 31, 2006. See Note A in Notes to the Consolidated Financial Statements for further information related to the restatement.

No attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q except as required to reflect the effects of the restatement. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures. Information not affected by the restatement is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-Q with the Securities and Exchange Commission on May 4, 2006. The following items have been amended as a result of the restatement:

•	Part I - Item 1 - Consolidated Financial Statements (Unaudited)
•	Part I - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operation Overview: First Quarter 2006 vs. First Quarter 2005
•	Part I - Item 4 - Controls and Procedures
•	Part II - Item 6 - Exhibits

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
See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED
Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Dollars in Millions)
	Three Months Ended
	March 31, 2006	March 31, 2005
	(As restated - See Note A)
Cash flows from operating activities:
Profit	$118	$83
Adjustments for non-cash items:
Depreciation of equipment on operating leases and non-leased equipment	163	157
Amortization of purchase discount	(79)	(45)
Provision for credit losses	12	16
Gain on sale of receivables	(7)	(1)
Other, net	(25)	(10)
Change in assets and liabilities:
Receivables from customers and others	(1)	(3)
Other receivables/payables with Caterpillar	8	12
Payable to dealers and others	(43)	2
Accrued expenses and other liabilities, net	3	30
Income taxes payable	(4)	24
Other assets	(4)	-
Net cash provided by operating activities	141	265
Cash flows from investing activities:
Expenditures for equipment on operating leases and for non-leased equipment	(264)	(244)
Proceeds from disposals of equipment	249	175
Additions to finance receivables	(8,566)	(7,090)
Collections of finance receivables	7,946	6,414
Proceeds from sales of receivables	272	10
Notes receivable from Caterpillar	3	(577)
Investment in partnerships	-	(2)
Other, net	61	4
Net cash used for investing activities	(299)	(1,310)
Cash flows from financing activities:
Payable to Caterpillar - borrowings	(102)	109
Proceeds from debt issued (original maturities greater than 3 months)	2,054	3,468
Payments on debt issued (original maturities greater than 3 months)	(2,800)	(2,691)
Short-term borrowings (original maturities three months or less) - net	1,007	166
Net cash provided by financing activities	159	1,052
Effect of exchange rate changes on cash	(12)	(1)

(Decrease)/Increase in cash and cash equivalents	(11)	6
Cash and cash equivalents at beginning of year	87	98

Cash and cash equivalents at end of period	$76	$104
See Notes to Consolidated Financial Statements (unaudited).

Notes to Consolidated Financial Statements
(Unaudited; Dollars in Millions)

A. Restatement
Subsequent to the issuance of our Form 10-Q for the three months ended March 31, 2006, management determined that our Consolidated Statement of Cash Flows for the three months ended March 31, 2006 should be restated to correct the classification of $48 million of interest paid on certain debt (primarily discounts on commercial paper) from “Cash flows from financing activities” to “Cash flows from operating activities”. The restatement does not affect the net change in cash for the three months ended March 31, 2006 and has no impact on the Company’s Consolidated Statement of Profit, Consolidated Statement of Financial Position or the Consolidated Statement of Changes in Stockholder’s Equity as presented in the Form 10-Q for the three months ended March 31, 2006.

A summary of the effect of the restatement on the Consolidated Statement of Cash Flows for the three months ended March 31, 2006 is as follows:

	As Reported	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Other, net	$24	$(25)
Accrued expenses and other liabilities, net	$2	$3
Net cash provided by operating activities	$189	$141
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt issued (original maturities greater than 3 months)	$(2,821)	$(2,800)
Short-term borrowings (original maturities three months or less) -- net	$980	$1,007
Net cash provided by financing activities	$111	$159

B.	Basis of presentation

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

Certain amounts for prior periods have been reclassified to conform to the current period presentation.

C.	Segment information

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

D.	Derivative Instruments and Hedging Activities

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

E.	Guarantees

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

F. Contingencies

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

G.	Sales and Servicing of Finance Receivables

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

H. New Accounting Pronouncements
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

UNAUDITED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (AS RESTATED - SEE NOTE A )

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

Off-balance sheet managed assets were as follows:

	March 31, 2006	December 31, 2005
Installment sale contracts securitized	$796	$934
Finance leases securitized	38	46
Less: retained interests (included in Other assets)	(72)	(72)
Off-balance-sheet securitized retail receivables	762	908
Wholesale receivables sold	240	240
Other managed receivables/leases*	286	237
Total off-balance sheet managed assets	$1,288	$1,385

*Other off-balance sheet managed receivables/leases were as follows:

	March 31, 2006	December 31, 2005
Finance leases	$88	$89
Installment sale contracts	61	49
Operating leases	113	76
Retail notes receivable	24	23
Total other managed receivables/leases	$286	$237

ALLOWANCE FOR CREDIT LOSSES
The following table shows activity related to the Allowance for credit losses.

	Three Months Ended March 31,
	2006	2005
Balance at beginning of quarter	$302	$278
Provision for credit losses	12	16
Receivables written off	(12)	(9)
Recoveries on receivables previously written off	4	4
Adjustment related to sale of receivables	-	(1)
Foreign currency translation adjustment	3	(5)
Balance at end of the period	$309	$283
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

Medium-term notes. We regularly issue medium-term unsecured notes through securities dealers or underwriters in the United States, Europe, and other international capital markets to both retail and institutional investors. These notes are offered in several currencies and with a variety of maturities. These notes are senior obligations of the Company. Please refer to Note I of Notes to Consolidated Financial Statements for additional information.

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

Off-balance sheet arrangements. Please refer to Note E of Notes to Consolidated Financial Statements for information on our guarantee contingent liabilities. Also, we lease all of our facilities.

Cash flows. Operating cash flow was $141 in the first quarter of 2006, compared with $265 for the same period in 2005. Cash used to purchase equipment leased to others was $264 in the first quarter of 2006; the increase of $20 from the same period in 2005 was the result of growth. Net cash used for finance receivables (excluding Notes receivable from Caterpillar) decreased $318 to $348 through the first quarter of 2006 compared to $666 in the first quarter of 2005 primarily due to additional funds provided of $272 in the first quarter of 2006 from the sale of receivables. In addition Notes receivable from Caterpillar provided $3 in cash from investing activities compared to a use of cash from investing activities of $577 for the same period in 2005.

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

UNAUDITED

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. The evaluation of our disclosure controls and procedures by our CEO and CFO included a review of the restatement described in Item 1, Note A on page 8 of this Form 10-Q/A, where the Company restated its Consolidated Statement of Cash Flow for the three months ended March 31, 2006. Based on this evaluation and because of the material weakness described below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level, to enable us to record, process, summarize, and report information required to be included in our periodic SEC filings within the required time period. Notwithstanding this material weakness, our management has concluded that the financial statements included in this Form 10-Q/A fairly present in all material respects the Company’s financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting
Except for the material weakness and implementation of a new global treasury system noted below, there have been no changes in our internal control over financial reporting during the three months ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

A material weakness is a control deficiency or a combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected.

As of March 31, 2006, we did not maintain effective controls over the preparation and review of our Consolidated Statement of Cash Flows. Specifically, we did not maintain effective controls over the accuracy of the classification of interest paid (primarily discounts paid on commercial paper) as cash flows from operating activities as required by generally accepted accounting principles in our Consolidated Statement of Cash Flows. This control deficiency resulted in the restatement of our interim consolidated financial statements for the three months ended March 31, 2006. Additionally, this control deficiency could result in a misstatement of operating and financing cash flows in the consolidated financial statements that would result in a material misstatement in the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness in internal control over financial reporting as of March 31, 2006.

Cat Financial is implementing a global treasury system, which will support Funding, Risk Management and Cash Operations processes. This implementation is expected to be completed in the third quarter of 2006.

UNAUDITED

Plan for Remediation of Material Weakness
Management is taking steps to remediate the material weakness noted above. These steps include a thorough review of the classification requirements of each component line item and the individual elements that comprise each line item of the Consolidated Statement of Cash Flows, in accordance with FAS 95, “Statement of Cash Flows.” Controls over the preparation of the Consolidated Statement of Cash Flows are being enhanced through additional training and supervision of the accounting personnel involved. In addition, our Accounting Department is in the process of implementing more robust review controls surrounding the Consolidated Statement of Cash Flows. Management believes the additional control procedures, when implemented and validated, will fully remediate this material weakness.

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

Caterpillar Financial Services Corporation
(Registrant)
Date: August 2, 2006	By:_____________________
Steven R. Elsesser, Controller

Date: August 2, 2006	By:_____________________
Kent M. Adams, President, Director, and Chief Executive Officer