Form 10-Q
period 2006-06-30
CATERPILLAR FINANCIAL SERVICES CORP
filed 2006-08-02
CIK 764764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act). (Check one):
Large Accelerated Filer [ ] Accelerated Filer  [ ] Non-Accelerated Filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [ X ]

As of August 1, 2006, one share of common stock of the Registrant was outstanding, which is owned by Caterpillar Inc.

Caterpillar Financial Services Corporation

Form 10-Q for the Quarter Ended June 30, 2006

PART I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)
Consolidated Statements of Profit
Consolidated Statements of Financial Position
Consolidated Statements of Changes in Stockholder’s Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview: Second Quarter 2006 vs. Second Quarter 2005
Three Months Ended June 30, 2006 vs. Three Months Ended June 30, 2005
Six Months Ended June 30, 2006 vs. Six Months Ended June 30, 2005
Capital Resources and Liquidity
Critical Accounting Policies
Forward-Looking Statements
Item 4. Controls and Procedures

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 5. Other Information
Item 6. Exhibits
    Signatures

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

In addition to the accompanying unaudited consolidated financial statements for Caterpillar Financial Services Corporation (together with its subsidiaries, "Cat Financial," "the Company," "we," and "our"), we suggest that you read our 2005 Annual Report on Form 10-K. A copy of this annual report is available by writing to: Legal Dept., Caterpillar Financial Services Corporation, 2120 West End Ave., Nashville, Tennessee 37203-0001. Additional information about us is available at http://www.catfinancial.com. None of the information contained at any time on either our Internet site or the Caterpillar Inc., (together with its other subsidiaries, "Caterpillar" or "Cat") Internet site is incorporated by reference into this document.

UNAUDITED
Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF PROFIT
(Unaudited)
(Dollars in Millions)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Revenues:
Wholesale finance	$121	$87	$224	$159
Retail finance	329	257	637	510
Operating lease	202	192	401	380
Other	24	51	71	81
Total revenues	676	587	1,333	1,130

Expenses:
Interest	258	188	491	361
Depreciation on assets leased to others	159	154	317	306
General, operating, and administrative	81	85	161	161
Provision for credit losses	21	20	33	36
Other	2	2	3	4
Total expenses	521	449	1,005	868

Profit before income taxes	155	138	328	262

Provision for income taxes	49	48	104	89
Profit	$106	$90	$224	$173

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED
Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Dollars in Millions, except share data)
	June 30,	December 31,
	2006	2005
Assets:
Cash and cash equivalents	$118	$87
Finance receivables
Retail notes receivable	4,903	4,916
Wholesale notes receivable	5,983	5,328
Notes receivable from Caterpillar	442	88
Finance leases and installment sale contracts - Retail	13,837	13,348
Finance leases and installment sale contracts - Wholesale	380	353
	25,545	24,033
Less: Unearned income	1,679	1,549
Allowance for credit losses	310	302
Total net finance receivables	23,556	22,182

Equipment on operating leases,
less accumulated depreciation	2,637	2,631
Deferred income taxes	35	33
Other assets	924	966
Total assets	$27,270	$25,899

Liabilities and stockholder's equity:
Payable to dealers and others	$242	$221
Payable to Caterpillar - other	33	25
Accrued expenses	362	283
Income taxes payable	67	69
Payable to Caterpillar - borrowings	171	199
Short-term borrowings	5,236	4,997
Current maturities of long-term debt	4,324	4,153
Long-term debt	13,124	12,611
Deferred income taxes and other liabilities	407	375
Total liabilities	23,966	22,933

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid in amount)	745	745
Retained earnings	2,278	2,054
Accumulated other comprehensive income	281	167
Total stockholder's equity	3,304	2,966

Total liabilities and stockholder's equity	$27,270	$25,899
See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED
Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Unaudited)
(Dollars in Millions)

	Six Months Ended
	June 30,		June 30,
	2006		2005

Common stock - one share (at paid-in amount):
Balance at beginning of period	$745		$745
Balance at end of period	745		745

Retained earnings:
Balance at beginning of period	2,054		1,690
Profit	224	$224	173	$173
Balance at end of period	2,278		1,863

Accumulated other comprehensive income/(loss):
Foreign currency translation adjustment
Balance at beginning of period	141		278
Aggregate adjustment for the period	104	104	(119)	(119)
Balance at end of period	245		159
Interest rate derivative instruments (net of tax)
Balance at beginning of period net of tax of: 2006 - $13; 2005 - $1	22		-
Gains/(Losses) deferred during the period net of tax of: 2006 - $13; 2005 - $(2)	23	23	(7)	(7)
(Gains)/Losses reclassed to earnings during the period net of tax of: 2006 -$(6), 2005 - $4	(11)	(11)	11	11
Balance at end of period net of tax of: 2006 - $20, 2005 - $4	34		4
Other instruments (net of tax)
Balance at beginning of period	4		7
Aggregate adjustment for the period	(2)	(2)	(1)	(1)
Balance at end of period	2		6
Total accumulated other comprehensive income	281		169

Comprehensive income		$338		$57

Total stockholder’s equity at end of period	$3,304		$2,777
See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED
Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF CASH FLOW
(Dollars in Millions)
	Six Months Ended
	June 30, 2006	June 30, 2005
Cash flows from operating activities:
Profit	$224	$173
Adjustments for non-cash items:
Depreciation and amortization	328	317
Amortization of purchase discount	(173)	(103)
Provision for credit losses	33	36
Gain on sales of receivables	(14)	(16)
Other, net	6	(61)
Changes in assets and liabilities:
Receivables from customers and others	8	(30)
Other receivables/payables with Caterpillar	-	1
Payable to dealers and others	8	31
Accrued expenses and other liabilities, net	(26)	104
Income taxes payable	(4)	44
Other assets, net	(1)	-
Net cash provided by operating activities	389	496

Cash flows from investing activities:
Expenditures for equipment on operating leases and for non-leased equipment	(575)	(624)
Proceeds from disposals of equipment	405	380
Additions to finance receivables	(18,013)	(16,034)
Collections of finance receivables	15,953	13,894
Proceeds from sales of receivables	1,484	859
Net change in Notes receivable from Caterpillar	(354)	(9)
Other, net	92	9
Net cash used in investing activities	(1,008)	(1,525)

Cash flows from financing activities:
Payable to Caterpillar - borrowings and other	(36)	67
Proceeds from debt issued (original maturities greater than 3 months)	4,930	6,171
Payments on debt issued (original maturities greater than 3 months)	(5,092)	(4,144)
Short-term borrowings, net (original maturities three months or less)	839	(980)
Other	4	-
Net cash provided by financing activities	645	1,114

Effect of exchange rate changes on cash	5	4

Increase in cash and cash equivalents	31	89

Cash and cash equivalents at beginning of year	87	98

Cash and cash equivalents at end of period	$118	$187
See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED
Notes to Consolidated Financial Statements
(Unaudited)

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

The December 31, 2005 financial position data included herein was derived from the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2005, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

On January 1, 2006, $232 million of assets, primarily finance receivables, from the North America segment were reclassified to the Diversified Services segment in the amount of $16 million and Cat Power Finance segment in the amount of $216 million in order to maintain alignment with management responsibility. Prior year data has been reclassified to conform to the new structure. We segregate information as follows:

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

Debt and other expenses for the Global Accounts, Marine Services, and Cat Power Finance divisions are allocated to their respective segments from the North America, Europe, and/or Asia-Pacific segments based on their respective portfolios. The provision for credit losses included in each segment's profit is based on each segment's share of the Company's allowance for credit losses. The related interest expense is calculated based on the amount of allocated debt and the rates associated with that debt. Inter-segment revenues are based on the amount of the respective portfolio and the rates associated with that portfolio.

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

Supplemental segment data for the three months ended June 30,

(Millions of dollars) 2006	North America	Europe	Diversified Services	Asia-Pacific	Cat Power Finance	Total
External revenue	$444	$85	$79	$49	$19	$676
Inter-segment revenue	13	-	-	-	-	13
Profit	76	18	5	6	1	106
Assets	16,169	4,377	5,300	2,171	1,358	29,375

2005	North America	Europe	Diversified Services	Asia-Pacific	Cat Power Finance	Total
External revenue	$356	$89	$77	$49	$16	$587
Inter-segment revenue	8	-	-	-	-	8
Profit	53	15	13	4	5	90
Assets	13,436	4,341	4,882	1,978	1,494	26,131

Reconciliation of assets: (Millions of dollars)	June 30, 2006	June 30, 2005
Assets from segments	$29,375	$26,131
Investment in subsidiaries	(964)	(934)
Inter-segment balances	(1,141)	(968)
Total assets	$27,270	$24,229

Supplemental segment data for the six months ended June 30,

(Millions of dollars) 2006	North America	Europe	Diversified Services	Asia-Pacific	Cat Power Finance	Total
External revenue	$848	$167	$169	$111	$38	$1,333
Inter-segment revenue	24	-	-	-	-	24
Profit	140	36	21	21	6	224

2005	North America	Europe	Diversified Services	Asia-Pacific	Cat Power Finance	Total
External revenue	$674	$179	$144	$92	$41	$1,130
Inter-segment revenue	14	-	-	-	-	14
Profit	97	32	22	8	14	173

C. Derivative Instruments and Hedging Activities

Our earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates and interest rates. Our Risk Management Policy (Policy) allows for the use of derivative financial instruments to prudently manage foreign currency exchange rate and interest rate exposure. Our Policy specifies that derivatives are not to be used for speculative purposes. Derivatives that we use are primarily foreign currency forward and option contracts and interest rate swaps. Our derivative activities are subject to the management, direction, and control of our senior financial officers. Risk management practices, including the use of financial derivative instruments, are presented to the Audit Committee of the Caterpillar Inc. Board of Directors at least once a year.

Foreign Currency Exchange Rate Risk

In managing foreign currency risk, our objective is to minimize earnings volatility resulting from conversion and the re-measurement of net foreign currency balance sheet positions. Our Policy allows the use of foreign currency forward and option contracts to offset the risk of currency mismatch between our receivables and debt. None of these foreign currency forward and option contracts are designated as a hedge. Other revenue included losses of $7 million and gains of $23 million on the undesignated contracts for the three months ended (losses of $2 million and gains of $34 million for the six month ended) June 30, 2006 and 2005, respectively, substantially offset by balance sheet re-measurement and conversion gains or losses.

Due to the long-term nature of our net investments in foreign subsidiaries, we generally do not hedge the related currency exposure.

Interest Rate Risk

Interest rate movements create a degree of risk by affecting the amount of interest expense associated with our debt portfolio. Our practice is to use interest rate swap agreements to manage our exposure to interest rate changes and in some cases to lower the cost of borrowed funds.

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

The liquidation of fixed-to-floating interest rate swaps during 2006, 2005, 2004, and 2002 resulted in an aggregate gain which is being amortized to earnings ratably over the remaining life of the hedged debt. The unamortized balance is $10 million as of June 30, 2006.

Gains/(losses) on fixed-to-floating interest swaps included in current earnings were as follows:

(Millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Gain/(loss) on designated interest rate derivatives—included in Other revenues	$(37)	$50	$(87)	$3
Gain/(loss) on hedged debt—included in Other revenues	37	(50)	87	(3)
Amortization of the gain (loss) on liquidated swaps—included in Interest expense	2	1	4	2

There were no circumstances where hedge treatment was discontinued during the three or six months ended June 30, 2006 or 2005.

As of June 30, 2006, deferred net gains included in equity (Accumulated other comprehensive income), related to our floating-to-fixed interest rate swaps and interest rate caps were $34 million, net of tax, of which $18 million, net of tax, is expected to be reclassified to Interest expense over the next twelve months. As of June 30, 2005, this projected reclassification was a net gain of $3 million. The second quarter of 2006 results include less than $1 million of amortized loss resulting from liquidated swaps with $1 million remaining to be amortized to earnings ratably over the remaining life of the hedged debt. These liquidations occurred in the second quarters of 2006, 2005, and 2004. We liquidated forward-starting floating-to-fixed interest rate swaps due to the issuance of the hedged debt. Forward-starting interest rate swaps provide a hedge of the anticipated issuance of debt.

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

We have also provided a limited indemnity to a third party bank for $37 million resulting from the assignment of certain leases to that bank. The indemnity is for the remote chance that the insurers of these leases would become insolvent. The indemnity expires December 15, 2012 and is unsecured.

No loss has been experienced or is anticipated under any of these guarantees or the limited indemnity. At both June 30, 2006 and December 31, 2005, the recorded liability for these guarantees and the limited indemnity was $9 million. The maximum potential amount of future payments (undiscounted and without reduction for any amount that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees and the limited indemnity are as follows:

(Millions of dollars)	June 30, 2006	December 31, 2005
Guarantees with Caterpillar dealers	$432	$434
Guarantees with Customers	34	37
Limited Indemnity	37	40
Guarantees - other	3	3
Total guarantees	$506	$514

E.	Contingencies

We are party to various litigation matters and claims, and while the results cannot be predicted with certainty, management believes the final outcome of such matters and claims will not have a material adverse effect on our consolidated financial position, profit, or liquidity.

In the third quarter of 2005 and the second quarter of 2006, losses of $7 million and $16 million, respectively, were recorded related to the write-down of a repossessed marine vessel to its current estimated fair value of $11.3 million. Management continues to work toward disposition of this asset but at this time cannot reasonably determine if there will be any further losses.

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

Securitized Retail Installment Sales Contracts and Finance Leases. We securitize retail installment sales contracts and finance leases through public asset-backed securitization facilities that are qualifying special-purpose entities (QSPEs) and thus, in accordance with Statement of Financial Accounting Standards No. 140 (SFAS 140) "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", are not consolidated. These finance receivables, which are being held in securitization trusts, are secured by new and used equipment.

During the second quarter of 2006, we securitized retail installment sale contracts and finance leases into a public asset-backed securitization facility. Net proceeds received were $964 million, which includes both cash proceeds and retained interests. A net gain of $7 million was recognized on this transaction. Our retained interests in the securitized receivables include subordinated certificates with an initial fair value of $4 million, an interest in future cash flows (excess) with an initial fair value of $3 million, and a reserve account with an initial fair value of $10 million. We determine the fair value based on discounted cash flow models that incorporate assumptions including credit losses, prepayment rates, and discount rates. These assumptions are based on our historical experience, market trends, and anticipated performance relative to the particular assets securitized. Significant assumptions used to estimate the fair value of the retained interests include an 11.2% discount rate, a weighted-average prepayment rate of 14% and expected credit losses of 1%. Our retained interests are generally subordinate to the investors' interests and are included in Other Assets in our Consolidated Statement of Financial Position. We also retain servicing responsibilities for which we receive a fee of approximately 1% of unpaid note value. We generally do not record a servicing asset or liability since the servicing fee is considered fair market compensation.

A public securitization also occurred in the second quarter of 2005. Net proceeds received were $850 million, which includes both cash proceeds and retained interests. A net gain of $12 million was recognized on this transaction. Retained interests included subordinated certificates with an initial fair value of $8 million, an interest in future cash flows (excess) with an initial fair value of $1 million, and a reserve account with an initial fair value of $12 million. Significant assumptions used to estimate the fair value of the retained interests included a 10.8% discount rate, a weighted-average prepayment rate of 14.0%, and expected credit losses of 1.0%. We receive annual servicing fees of 1% of the unpaid note value.

Subordinated retained interests in all public securitizations outstanding totaled $64 million at June 30, 2006 and $72 million at December 31, 2005.

Sale of Interests in Wholesale Receivables. We purchase North American Caterpillar Dealer trade receivables (the "NACD Receivables") at a discount. The discount is an estimate of the amount of financing revenue that would be earned at a market rate on the NACD Receivables over their expected life. In June 2005, Cat Financial transferred an undivided interest in the NACD Receivables of $240 million to third party purchasers. In accordance with SFAS 140, this transfer to the third party purchasers was accounted for as a sale. We receive an annual servicing fee of approximately 1% of the average outstanding principal balance of the interest in the NACD Receivables transferred to third party purchasers. We generally do not record a servicing asset or liability since the servicing fee is considered fair market compensation.

The remaining interests in the NACD Receivables as of June 30, 2006 and December 31, 2005 of $3.541 billion and $3.028 billion, respectively, are included in Wholesale notes receivable in our Consolidated Statement of Financial Position. The discount on the remaining interest in the NACD Receivables that are not sold is amortized on an effective yield basis over the life of the NACD Receivables and recognized as Wholesale finance revenue. Because the receivables are short-term in nature, the carrying amount approximates the fair value, and the gain, included in Other revenue, is principally the difference between the unearned discount on the sold portion less the related costs over their remaining term. Expected credit losses are assumed to be 0% because dealer receivables have historically had no losses and none are expected in the future.

The cash collections from the NACD Receivables held by Cat Financial (including those attributable to the off-balance-sheet assets) are first applied to satisfy any obligations of Cat Financial to the third party purchasers. The third party purchasers have no recourse to our assets, other than the remaining interests, for failure of debtors to pay when due.

In addition to the NACD receivables, we purchase other trade receivables from Caterpillar entities at a discount.  The discount is amortized into income on an effective yield basis over the life of the receivables and recognized as wholesale finance revenue.  Amortized discounts for NACD and other trade receivables of $94 million and $173 million were exchanged for wholesale receivables in non-monetary transactions during the three and six months ended June 30, 2006, respectively.   Corresponding amounts for the three and six months ended June 30, 2005, were $58 million and $103 million, respectively. In the Consolidated Statements of Cash Flows, collection of the discount is included in investing activities as the receivables are collected.

Other Managed Assets. In addition to the sales and servicing of finance receivables, we also sell individual leases and finance receivables to third parties with limited or no recourse to us to reduce our concentration of credit risk related to certain customers. We maintain servicing for these third party assets, which totaled $294 million, and $237 million, as of June 30, 2006 and December 31, 2005, respectively.

G. New Accounting Pronouncements
SFAS 123R - In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R (revised 2004) "Share-Based Payment," (SFAS 123R). SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R also establishes fair value as the measurement method in accounting for share-based payments. The FASB required the provisions of SFAS 123R be adopted for interim or annual periods beginning after June 15, 2005. In April 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R for public companies. In accordance with this rule, Caterpillar Inc. adopted this new accounting standard effective January 1, 2006 using the modified prospective transition method. Caterpillar Inc. did not modify the terms of any previously granted options in anticipation of the adoption of SFAS 123R. Caterpillar Inc. allocated Cat Financial a charge for our portion of the expense as a result of the adoption of SFAS 123R. The adoption of SFAS 123R did not have a material impact on our financial statements.

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

FIN 48 - In July 2006, the FASB issued FIN 48 “Accounting For Uncertainty In Income Taxes - an Interpretation of FASB Statement 109”. FIN 48 clarifies that an entity’s tax benefits recognized in tax returns must be more likely than not of being sustained prior to recording the related tax benefit in the financial statements. As required by FIN 48, we will adopt this new accounting standard effective January 1, 2007. We are currently reviewing the impact of FIN 48 on our financial statements. We expect to complete this evaluation before December 31, 2006.

UNAUDITED

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW:  SECOND QUARTER 2006 VS. SECOND QUARTER 2005

Second quarter of 2006 was a record quarter for revenues through continued growth of and higher yield on our earning assets (finance receivables and operating leases). The results reflect the coordinated efforts of the Caterpillar marketing organizations, the Caterpillar dealers, and our employees.

•
Revenues for the second quarter of 2006 were a record $676 million, an increase of $89 million or 15% compared with the same quarter in 2005. Of the increase in revenues, $67 million resulted from the impact of continued growth of earning assets and $50 million from the impact of higher interest rates on new and existing finance receivables. These increases were offset by a $16 million write-down of a repossessed marine vessel, lower net gains on the sales of receivables of $8 million, and a $4 million decrease in other miscellaneous revenue.

•
Profit after tax was $106 million, an increase of $16 million or 18% over the second quarter of 2005. On a pre-tax basis, profit increased $17 million or 12% compared with the second quarter of 2005, principally due to an increase of $42 million in margin (wholesale, retail finance, operating lease, and associated fee revenues less interest expense and depreciation on assets leased to others) from a $2.9 billion increase in average earning assets and continuing improvement in the net yield on earning assets. The increase in margin was partially offset by the repossessed marine vessel write-down and the lower net gains on the sales of receivables.

•
New retail financing grew to a second quarter record of $3.2 billion. The increase of $111 million or 4% over the second quarter of 2005 occurred primarily due to increased new retail financing in North America.

•
Total past dues over 30 days as of June 30, 2006 were 1.70% compared to 2.03% at June 30, 2005. Write-offs, net of recoveries, were $12 million during the quarter compared with $3 million for the second quarter of 2005. The increase in write-offs was experienced primarily in the Power Finance segment. The improvement in past dues was primarily from the North America and Diversified segments.

REVIEW OF CONSOLIDATED STATEMENTS OF PROFIT

THREE MONTHS ENDED JUNE 30, 2006 VS. THREE MONTHS ENDED JUNE 30, 2005

REVENUES
Finance receivable (wholesale, retail, and notes receivable from Caterpillar) revenue for the second quarter of 2006 was $450 million, an increase of $106 million from the same period last year. The increase was principally due to a 13% increase in the average receivable balance outstanding and a 100 basis point increase in the average yield. The annualized average yield on these assets was 7.61% for the second quarter of 2006 compared to 6.61% for the second quarter of 2005.

Operating lease revenue for the second quarter of 2006 was $202 million, or $10 million higher than the same period in 2005. The increase consisted of $5 million due to growth in the average balance of equipment on operating leases of 3% and $5 million from the impact of higher interest rates.

Other revenue for the second quarter of 2006 was $24 million, a decrease of $27 million from the same period in 2005. The decrease was primarily due to a $16 million write-down of a marine vessel and an $8 million decrease in the net gains on sales of receivables.

Other revenue items were as follows:

(Millions of dollars)	Three Months Ended June 30,
	2006	2005
Finance receivable and operating lease fees (including late charges)	$15	$13
Gains on sales of receivables	7	15
Income related to retained interests in securitized retail receivables	4	4
Service fee income on sold receivables	3	4
Forward points on foreign exchange contracts	2	3
Partnership/dividend income	1	3
Currency exchange gain/(loss)	-	(1)
Miscellaneous other revenue, net	2	4
Net gain/(loss) on returned or repossessed equipment	(10)	6
Total other revenue	$24	$51

EXPENSES
Interest expense for the second quarter of 2006 was $258 million, an increase of $70 million from the same period last year. This increase was primarily due to the increase in the average cost of borrowing of 81 basis points to 4.53% for the second quarter of 2006 from 3.72% for the second quarter of 2005 and the impact of a 12% increase in average borrowings to fund growth in finance receivables and operating leases.

Depreciation expense on equipment leased to others was $159 million, up $5 million over the second quarter of 2005 due to the higher average amount of equipment on operating lease.

General, operating, and administrative expenses were $81 million for the second quarter of 2006 compared to $85 million for the same period in 2005. The decrease primarily resulted from lower incentive compensation and franchise tax expenses. There were 1,465 full-time employees as of June 30, 2006, compared to 1,459 as of June 30, 2005.

The provision for credit losses was $21 million for the second quarter of 2006, up $1 million from the second quarter of 2005. The allowance for credit losses was 1.33% of finance receivables (excluding Notes receivable from Caterpillar), net of unearned income at June 30, 2006, compared to 1.38% at June 30, 2005. The decrease in the allowance as a percentage of finance receivables reflects improvements in portfolio health as evidenced by lower total past dues and an overall improvement in general economic conditions.

The effective tax rate for the second quarter of 2006 of 32% decreased from 35% for second quarter of 2005. The decrease from 2005 is primarily attributable to a one-time refund of state income tax.

PROFIT
As a result of the performance discussed above, Cat Financial had profit of $106 million for the second quarter of 2006, up $16 million or 18% from the second quarter of 2005.

UNAUDITED

SIX MONTHS ENDED JUNE 30, 2006 VS. SIX MONTHS ENDED JUNE 30, 2005

REVENUES
Finance receivable (wholesale, retail, and notes receivable from Caterpillar) revenue for the first six months of 2006 was $861 million, an increase of $192 million from the same period last year. The increase was principally due to a 13% increase in the average receivable balance outstanding and a 93 basis point increase in the average yield. The annualized average yield on these assets was 7.47% for the first six months of 2006 compared to 6.54% for the first six months of 2005.

Operating lease revenue for the first six months of 2006 was $401 million, or $21 million, higher than the same period in 2005 with $12 million due to growth in the average balance of equipment on operating leases and $9 million of the increase due to the impact of higher interest rates.

Other revenue for the first six months of 2006 was $71 million, a decrease of $10 million from the same period in 2005. The decrease was primarily due to a $9 million decrease in net gain on returned or repossessed equipment, a $4 million decrease in miscellaneous other revenue and a $3 million decrease in partnership/dividend income, partially offset by a $5 million increase in finance receivable and operating lease fees (including late charges).

Other revenue items were as follows:

(Millions of dollars)	Six Months Ended June 30,
	2006	2005
Finance receivable and operating lease fees (including late charges)	$30	$25
Gain on sale of receivables and securities	14	16
Miscellaneous other revenue, net	4	8
Income related to retained interests in securitized retail receivables	8	7
Service fee income on sold receivables	6	6
Forward points on foreign exchange contracts	4	5
Partnership/dividend income	2	5
Currency exchange gain/(loss)	2	(1)
Net gain on returned or repossessed equipment	1	10
Total other revenue	$71	$81

EXPENSES
Interest expense for the first six months of 2006 was $491 million, an increase of $130 million from the same period last year. This increase was primarily due to an increase in the average cost of borrowing of 84 basis points to 4.45% for the first six months of 2006 from 3.61% for the first six months of 2005 and the impact of a 10% increase in average borrowings to fund growth in finance receivables and operating leases.

Depreciation expense on equipment leased to others was $317 million, up $11 million over the first six months of 2005 due to the higher average amount of equipment on operating lease.

General, operating, and administrative expenses were $161 million for the first six months of both 2006 and 2005.

The provision for credit losses was $33 million for the first six months of 2006, down $3 million from the first six months of 2005. The allowance for credit losses was 1.33% of finance receivables (excluding Notes receivable from Caterpillar), net of unearned income at June 30, 2006, compared to 1.38% at June 30, 2005. The decrease in the allowance as a percentage of finance receivables reflects improvements in portfolio health as evidenced by lower total past dues and an overall improvement in general economic conditions.

The effective tax rate for the first six months of 2006 of 32% decreased from 34% for first six months of 2005. The decrease from 2005 is primarily attributable to the tax benefit of foreign dividends, a one-time refund of state income tax, and change in geographic mix of profits.

PROFIT
As a result of the performance discussed above, Cat Financial had profit of $224 million for the first six months of 2006, up $51 million or 29% from the first six months of 2005.

REVIEW OF CONSOLIDATED STATEMENT OF FINANCIAL POSITION

ASSETS
Total assets were $27.3 billion as of June 30, 2006, an increase of $1.4 billion over December 31, 2005, principally due to growth in finance receivables (retail and wholesale). During the first six months of 2006, we financed record new retail business of $5.8 billion, an increase of $293 million over June 30, 2005, primarily related to increased financing in the North America segment.

TOTAL OFF-BALANCE SHEET MANAGED ASSETS
We manage and service receivables and leases that have been transferred through securitization or sale. These receivables/leases are not available to pay our creditors. In addition, we sell finance receivables and leases to third parties in an on-going effort to manage our concentration of credit risk with certain customers.

Off-balance sheet managed assets were as follows:

(Millions of dollars)	June 30, 2006	June 30, 2005
Installment sale contracts securitized	$1,542	$1,245
Finance leases securitized	68	61
Less: retained interests (included in Other assets)	(64)	(71)
Off-balance sheet securitized retail receivables	1,546	1,235
Wholesale receivables sold	240	240
Other managed receivables/leases*	294	163
Total off-balance sheet managed assets	$2,080	$1,638

*Other off-balance sheet managed receivables/leases were as follows:

(Millions of dollars)	June 30, 2006	June 30, 2005
Finance leases	$95	$89
Installment sale contracts	59	27
Operating leases	115	31
Retail notes receivable	25	16
Total other managed receivables/leases	$294	$163

ALLOWANCE FOR CREDIT LOSSES
The following table shows activity related to the Allowance for credit losses.

(Millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Balance at beginning of the period	$309	$283	$302	$278
Provision for credit losses	21	20	33	36
Receivables written off	(16)	(9)	(28)	(18)
Recoveries on receivables previously written off	4	6	8	10
Adjustment related to sale of receivables	(12)	(11)	(12)	(12)
Foreign currency translation adjustment	4	(5)	7	(10)
Balance at end of the period	$310	$284	$310	$284

Bad debt write-offs, net of recoveries, were $12 million for the second quarter of 2006 compared with $3 million for the second quarter of 2005. Bad debt write-offs, net of recoveries, were $20 million for the six months ended 2006 compared with $8 million for the six months ended 2005. The increase in write-offs for the second quarter and the six months ended 2006 were experienced primarily in the Power Finance segment. We will continue to monitor the allowance for credit losses and adjust the allowance, in accordance with our policy, based upon management’s best estimate of probable losses inherent in our finance receivables. See Critical Accounting Policies - Allowance for Credit Losses for more information on the allowance for credit losses.

TOTAL PAST DUE FINANCE AND RENTS RECEIVABLES
Finance receivables (excluding Notes receivable from Caterpillar) plus rents receivable for operating leases (included in Other assets) that were past due over 30 days were 1.70% of the aggregate total of these receivables as of June 30, 2006 compared to 2.03% as of June 30, 2005. The improved performance was primarily from the North America and Diversified segments.

UNAUDITED

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

Total borrowings outstanding at June 30, 2006 were $22.9 billion, an increase of $895 million over December 31, 2005 due to the financing of growth in assets. Outstanding borrowings were as follows:

(Millions of dollars)	June 30, 2006	December 31, 2005
Medium-term notes, net of unamortized discount	$16,824	$16,180
Commercial paper	4,489	4,235
Long-term bank borrowings	617	576
Variable denomination floating rate demand notes	491	505
Short-term bank borrowings	255	257
Notes payable to Caterpillar	171	199
Loans from a company-owned partnership	8	8
Total outstanding borrowings	$22,855	$21,960

Medium-term notes. We regularly issue medium-term unsecured notes through securities dealers or underwriters in the United States, Europe, and other international capital markets to both retail and institutional investors. These notes are offered in several currencies and with a variety of maturities. These notes are senior obligations of the Company.

Commercial paper. We issue unsecured commercial paper in the United States, Europe, and other international capital markets. These short-term promissory notes are issued on a discount basis and are payable at maturity. Of the $4.5 billion of commercial paper, $308 million has a built-in feature to extend the maturity a maximum of 390 days from the initial issue date.

Revolving credit facilities. We participate in three global credit facilities with a syndicate of banks totaling $5.75 billion available in the aggregate to both Caterpillar Inc. and Cat Financial (along with specified subsidiaries of Cat Financial in connection with certain sub-facilities). These credit facilities are used to support commercial paper programs. Based on an allocation decision by Caterpillar Inc. and Cat Financial, which can be revised at any time, the aggregate portion of the credit facilities available to Cat Financial at June 30, 2006 was $5.15 billion. A five-year facility of $1.625 billion expires in September 2010 and a five-year facility of $2.5 billion expires in September 2009. A 364-day facility of $1.625 billion expires in September 2006 and contains a provision that allows Caterpillar Inc. or Cat Financial to obtain a one-year loan for up to the full amount of that facility in September 2006 that would mature in September 2007. Each of the facilities includes one or more sub-facilities that allow one or more specified subsidiaries of Cat Financial to borrow in certain non-U.S. dollar currencies.

Our Australian subsidiary has a A$50 million (USD equivalent $37 million) credit facility with one bank to support its commercial paper program.

At June 30, 2006 and December 31, 2005, there were no borrowings under the foregoing credit facilities, and we were in compliance with all debt covenants.

Variable denomination floating rate demand notes. We also obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without restriction. We do not hold reserves to fund the payment of the demand notes. The notes are offered on a continuous basis by prospectus only.

Variable amount lending agreements with Caterpillar. Under these agreements, we may borrow up to $1.9 billion from Caterpillar, and Caterpillar may borrow up to $1.2 billion from us. The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice. We had notes payable of $171 million and notes receivable of $442 million outstanding as of June 30, 2006, compared to notes payable of $199 million and notes receivable of $88 million as of December 31, 2005.

Bank Borrowings. Credit lines with banks total $1.47 billion and will be eligible for renewal at various future dates or have no specified expiration date. They are used by our subsidiaries for local funding needed. As of June 30, 2006, we had $359 million outstanding against these credit lines compared to $388 million as of December 31, 2005.

A deposit obligation of $232 million has a corresponding security deposit, which is included in Other assets in the Consolidated Statements of Financial Position as of June 30, 2006, and December 31, 2005. This deposit obligation and corresponding security deposit relates to a financing arrangement, which provides us a return. This arrangement requires that we commit to a certain long-term obligation and provide a security deposit, which will fulfill this obligation when it becomes due.

Off-balance sheet arrangements. Please refer to Note D of Notes to Consolidated Financial Statements for information on our guarantee contingent liabilities. In addition, we lease all of our facilities.

Cash flows. Operating cash flows was $389 million in the first six months of 2006, compared with $496 million for the same period in 2005. Net cash used in investing activities decreased $517 million for the first six months of 2006 as compared to the same period in 2005, primarily as a result of additional proceeds from the sales of receivables, partially offset by an increase of $345 million in Notes receivable from Caterpillar. Net cash provided by financing activities decreased $469 million for the first six months of 2006 as compared to the same period in 2005 due to lower funding requirements as a result of additional proceeds from the sales of receivables.

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

UNAUDITED

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. The evaluation of our disclosure controls and procedures by our CEO and CFO included a review of the restatement on Form 10-Q/A for the three months ended March 31, 2006, where the Company restated its Consolidated Statement of Cash Flows. Based on this evaluation and because of the material weakness described below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level, to enable us to record, process, summarize, and report information required to be included in our periodic SEC filings within the required time period. Notwithstanding this material weakness, our management has concluded that the financial statements included in this Form 10-Q fairly present in all material respects the Company’s financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

Except for the material weakness and implementation of a new global treasury system noted below, there have been no changes in our internal control over financial reporting during the three months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

A material weakness is a control deficiency or a combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected.

As of June 30, 2006, we did not maintain effective controls over the preparation and review of our Consolidated Statement of Cash Flows. Specifically, we did not maintain effective internal controls over the accuracy of the classification of interest paid (primarily discounts paid on commercial paper) as cash flows from operating activities as required by generally accepted accounting principles in our Consolidated Statement of Cash Flows. This control deficiency resulted in the restatement of our interim consolidated financial statements for the three months ended March 31, 2006. Additionally, this control deficiency could result in a misstatement of operating and financing cash flows in the consolidated financial statements that would result in a material misstatement in the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness in internal control over financial reporting as of June 30, 2006.

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
12
Statement Setting Forth Computation of Ratio of Profit to Fixed Charges of Caterpillar Financial Services Corporation and subsidiaries. The ratios were 1.66 and 1.71 for the six months ended June 30, 2006 and 2005, respectively.

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

Caterpillar Financial Services Corporation
(Registrant)

Date: August 2, 2006	By: /s/ Steven R. Elsesser
Steven R. Elsesser, Controller

Date: August 2, 2006	By: /s/ Kent M. Adams
Kent M. Adams, President, Director, and Chief Executive Officer