Form 10-Q
period 2006-09-30
CATERPILLAR FINANCIAL SERVICES CORP
filed 2006-11-02
CIK 764764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

As of November 1, 2006, one share of common stock of the Registrant was outstanding, which is owned by Caterpillar Inc.

Caterpillar Financial Services Corporation

Form 10-Q for the Quarter Ended September 30, 2006

PART I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)
Consolidated Statements of Profit
Consolidated Statements of Financial Position
Consolidated Statements of Changes in Stockholder’s Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview: Third Quarter 2006 vs. Third Quarter 2005
Three Months Ended September 30, 2006 vs. Three Months Ended September 30, 2005
Nine Months Ended September 30, 2006 vs. Nine Months Ended September 30, 2005
Capital Resources and Liquidity
Critical Accounting Policies
Forward-Looking Statements
Item 4. Controls and Procedures

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 5. Other Information
Item 6. Exhibits
Signatures

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

In addition to the accompanying unaudited consolidated financial statements for Caterpillar Financial Services Corporation (together with its subsidiaries, "Cat Financial," "the Company," "we," and "our"), we suggest that you read our 2005 Annual Report on Form 10-K. A copy of this annual report is available by writing to: Legal Dept., Caterpillar Financial Services Corporation, 2120 West End Ave., Nashville, Tennessee 37203-0001. Additional information about us is available at http://www.catfinancial.com. None of the information contained at any time on either our Internet site or the Internet site of Caterpillar Inc. (together with its other subsidiaries, "Caterpillar" or "Cat") is incorporated by reference into this document.

UNAUDITED

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF PROFIT
(Unaudited)
(Dollars in Millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Wholesale finance	$138	$91	$362	$250
Retail finance	331	272	968	782
Operating lease	206	197	607	577
Other	48	36	119	117
Total revenues	723	596	2,056	1,726

Expenses:
Interest	267	202	758	563
Depreciation on assets leased to others	160	155	477	461
General, operating, and administrative	86	77	247	238
Provision for credit losses	15	23	48	59
Other	3	9	6	13
Total expenses	531	466	1,536	1,334

Profit before income taxes	192	130	520	392

Provision for income taxes	60	43	164	132
Profit	$132	$87	$356	$260

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in Millions, except share data)

	September 30,	December 31,
	2006	2005
Assets:
Cash and cash equivalents	$101	$87
Finance receivables
Retail notes receivable	4,929	4,916
Wholesale notes receivable	5,561	5,328
Notes receivable from Caterpillar	292	88
Finance leases and installment sale contracts - Retail	14,438	13,348
Finance leases and installment sale contracts - Wholesale	344	353
	25,564	24,033
Less: Unearned income	1,759	1,549
Allowance for credit losses	313	302
Total net finance receivables	23,492	22,182

Equipment on operating leases,
less accumulated depreciation	2,586	2,631
Other assets	924	999
Total assets	$27,103	$25,899

Liabilities and stockholder's equity:
Payable to dealers and others	$230	$221
Payable to Caterpillar - other	28	25
Accrued expenses	258	283
Income taxes payable	132	69
Payable to Caterpillar - borrowings	171	199
Short-term borrowings	5,719	4,997
Current maturities of long-term debt	3,487	4,153
Long-term debt	13,303	12,611
Deferred income taxes and other liabilities	359	375
Total liabilities	23,687	22,933

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid in amount)	745	745
Retained earnings	2,410	2,054
Accumulated other comprehensive income	261	167
Total stockholder's equity	3,416	2,966

Total liabilities and stockholder's equity	$27,103	$25,899

    See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
For the Nine Months Ended
(Unaudited)
(Dollars in Millions)

	September 30,		September 30,
	2006		2005

Common stock - one share (at paid-in amount):
Balance at beginning of period	$745		$745
Balance at end of period	745		745

Retained earnings:
Balance at beginning of period	2, 054		1,690
Profit	356	$356	260	$260
Balance at end of period	2,410		1,950

Accumulated other comprehensive income/(loss):
Foreign currency translation adjustment
Balance at beginning of period	141		278
Aggregate adjustment for the period	100	100	(111)	(111)
Balance at end of period	241		167
Interest rate derivative instruments (net of tax)
Balance at beginning of period net of tax of: 2006 - $13; 2005 - $1	22		-
Gains/(Losses) deferred during the period net of tax of: 2006 - $8; 2005 - $3	13	13	4	4
(Gains)/Losses reclassed to earnings during the period net of tax of: 2006 -$(13), 2005 - $6	(20)	(20)	11	11
Balance at end of period net of tax of: 2006 - $8, 2005 - $10	15		15
Other instruments (net of tax)
Balance at beginning of period	4		7
Aggregate adjustment for the period	1	1	(2)	(2)
Balance at end of period	5		5
Total accumulated other comprehensive income	261		187

Comprehensive income		$450		$162

Total stockholder’s equity at end of period	$3,416		$2,882

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(Dollars in Millions)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Profit	$356	$260
Adjustments for non-cash items:
Depreciation and amortization	493	477
Amortization of purchase discount	(283)	(185)
Provision for credit losses	48	59
Gain on sales of receivables	(16)	(18)
Other, net	(3)	(57)
Changes in assets and liabilities:
Receivables from customers and others	38	(23)
Other receivables/payables with Caterpillar	(15)	1
Payable to dealers and others	6	(28)
Accrued expenses and other liabilities, net	(78)	110
Income taxes payable	62	52
Other assets, net	(3)	(3)
Net cash provided by operating activities	605	645

Cash flows from investing activities:
Expenditures for equipment on operating leases and for non-leased equipment	(855)	(990)
Proceeds from disposals of equipment	584	551
Additions to finance receivables	(26,783)	(24,897)
Collections of finance receivables	24,465	21,589
Proceeds from sales of receivables	1,747	1,178
Net change in Notes receivable from Caterpillar	(203)	25
Other, net	85	16
Net cash used in investing activities	(960)	(2,528)

Cash flows from financing activities:
Payable to Caterpillar - borrowings and other	(36)	315
Proceeds from debt issued (original maturities greater than three months)	7,250	9,650
Payments on debt issued (original maturities greater than three months)	(7,746)	(7,530)
Short-term borrowings, net (original maturities three months or less)	916	(532)
Other	3	-
Net cash provided by financing activities	387	1,903

Effect of exchange rate changes on cash	(18)	(4)

Increase in cash and cash equivalents	14	16

Cash and cash equivalents at beginning of year	87	98

Cash and cash equivalents at end of period	$101	$114
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

Our segment data is based on disclosure requirements of Statement of Financial Accounting Standards No. 131, which requires that financial information be reported on the basis that is used internally for measuring segment performance. Internally, we report information for operating segments based on management responsibility. Our five operating segments offer primarily the same types of services within each of the respective segments.

On January 1, 2006, $232 million of assets, primarily finance receivables, from the North America segment were reclassified to the Cat Power Finance segment in the amount of $216 million and the Diversified Services segment in the amount of $16 million in order to maintain alignment with management responsibility. Prior year data has been reclassified to conform to the new structure. The five operating segments are as follows:

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
•
Cat Power Finance: This segment primarily provides debt financing for Caterpillar electrical power generation, gas compression, and co-generation systems (including the related non-Caterpillar equipment and components included in these systems), as well as non-Caterpillar equipment that is powered by said systems, for all countries.

Debt and other expenses for the Global Accounts and Marine Services Divisions within the Diversified Services segment and the Cat Power Finance segment are allocated to their respective segments from the North America, Europe, and/or Asia-Pacific segments based on their respective portfolios. The provision for credit losses included in each segment's profit is based on each segment's share of the Company's allowance for credit losses. The related interest expense is calculated based on the amount of allocated debt and the rates associated with that debt. Inter-segment revenues are based on the amount of the respective portfolio and the rates associated with that portfolio.

As noted above, the segment information is presented on a management reporting basis. Unlike financial reporting, there is no authoritative guidance for management reporting equivalent to generally accepted accounting principles. Inter-segment amounts, reflected in the tables, result principally from lending activities between segments and, to a lesser extent, from charges between segments for services provided.

Supplemental segment data for the three months ended September 30,

(Millions of dollars) 2006	North America	Europe	Diversified Services	Asia-Pacific	Cat Power Finance	Total
External revenue	$455	$90	$98	$54	$26	$723
Inter-segment revenue	14	-	-	-	-	14
Profit	73	19	21	8	11	132
Assets	16,199	4,445	5,182	2,153	1,261	29,240

2005	North America	Europe	Diversified Services	Asia-Pacific	Cat Power Finance	Total
External revenue	$359	$82	$80	$53	$22	$596
Inter-segment revenue	9	-	-	-	-	9
Profit	53	9	11	8	6	87
Assets	14,342	4,259	4,976	2,004	1,494	27,075

Reconciliation of assets: (Millions of dollars)	September 30, 2006	September 30, 2005
Assets from segments	$29,240	$27,075
Investment in subsidiaries	(967)	(936)
Inter-segment balances	(1,170)	(995)
Total assets	$27,103	$25,144

Supplemental segment data for the nine months ended September 30,

(Millions of dollars) 2006	North America	Europe	Diversified Services	Asia-Pacific	Cat Power Finance	Total
External revenue	$1,303	$257	$267	$165	$64	$2,056
Inter-segment revenue	38	-	-	-	-	38
Profit	213	55	42	29	17	356

2005	North America	Europe	Diversified Services	Asia-Pacific	Cat Power Finance	Total
External revenue	$1,033	$261	$224	$145	$63	$1,726
Inter-segment revenue	23	-	-	-	-	23
Profit	150	41	33	16	20	260

C. Derivative Instruments and Hedging Activities

Our earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates and interest rates. Our Risk Management Policy (Policy) allows for the use of derivative financial instruments for the prudent management of foreign currency exchange rate and interest rate exposure. Our Policy specifies that derivatives are not to be used for speculative purposes. The primary derivatives that we use are foreign currency forward and option contracts and interest rate swaps. Our derivative activities are subject to the management, direction, and control of our senior financial officers. Risk management practices, including the use of financial derivative instruments, are presented to the Audit Committee of the Caterpillar Inc. Board of Directors at least once a year.

Foreign Currency Exchange Rate Risk

In managing foreign currency risk, our objective is to minimize earnings volatility resulting from conversion and the re-measurement of net foreign currency balance sheet positions. Our Policy allows the use of foreign currency forward and option contracts to offset the risk of currency mismatch between our receivables and debt. None of these foreign currency forward and option contracts are designated as a hedge. Other revenue included losses of $3 million and gains of $15 million on the undesignated contracts for the three months ended (losses of $5 million and gains of $49 million for the nine months ended) September 30, 2006 and 2005, respectively, which were substantially offset by balance sheet re-measurement and conversion gains or losses.

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

The liquidation of fixed-to-floating interest rate swaps during 2006, 2005, 2004, and 2002 resulted in an aggregate gain which is being amortized to earnings ratably over the remaining life of the hedged debt. The unamortized balance was $8 million as of September 30, 2006.

Gains/(losses) on fixed-to-floating interest swaps included in current earnings were as follows:

(Millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Gain/(loss) on designated interest rate derivatives—included in Other revenues	$79	$(53)	$(7)	$(50)
Gain/(loss) on hedged debt—included in Other revenues	(79)	53	7	50
Amortization of the gain (loss) on liquidated swaps—included in Interest expense	2	1	6	3

There were no circumstances where hedge treatment was discontinued during the three or nine months ended September 30, 2006 or 2005.

As of September 30, 2006, deferred net gains included in equity (Accumulated other comprehensive income), related to our floating-to-fixed interest rate swaps and interest rate caps were $15 million, net of tax, of which $20 million, net of tax, is expected to be reclassified to interest expense over the next twelve months. As of September 30, 2005, this projected reclassification was a net gain of $7 million, net of tax. The third quarter of 2006 results include less than $1 million of amortized loss resulting from liquidated swaps with $1 million remaining to be amortized to earnings ratably over the remaining life of the hedged debt. These liquidations occurred in 2006, 2005, and 2004. We liquidated forward-starting floating-to-fixed interest rate swaps due to the issuance of the hedged debt. Forward-starting interest rate swaps provide a hedge of the anticipated issuance of debt. `

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

We have also provided a limited indemnity to a third party bank, which was $36 million at September 30, 2006, resulting from the assignment of certain leases to that bank. The indemnity is for the remote chance that the insurers of these leases would become insolvent. The indemnity expires December 15, 2012 and is unsecured.

No loss has been experienced or is anticipated under any of these guarantees or the limited indemnity. At both September 30, 2006 and December 31, 2005, the recorded liability for these guarantees and the limited indemnity was $9 million. The maximum potential amount of future payments (undiscounted and without reduction for any amount that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees and the limited indemnity are as follows:

(Millions of dollars)	September 30, 2006	December 31, 2005
Guarantees with Caterpillar dealers	$432	$434
Guarantees with Customers	32	37
Limited Indemnity	36	40
Guarantees - other	3	3
Total guarantees	$503	$514

E.	Contingencies

We are party to various litigation matters and claims, and while the results cannot be predicted with certainty, management believes the final outcome of such matters and claims will not have a material adverse effect on our consolidated financial position, profit, or liquidity.

In the third quarter of 2005 and the second quarter of 2006, losses of $7 million and $16 million, respectively, were recorded related to the write-down of a repossessed marine vessel to its current estimated fair value of $11 million. Management continues to work toward disposition of this asset but at this time cannot reasonably determine if there will be any further losses.

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

Securitized Retail Installment Sales Contracts and Finance Leases. We securitize retail installment sales contracts and finance leases through public asset-backed securitization facilities that are qualifying special-purpose entities (QSPEs) and thus, in accordance with Statement of Financial Accounting Standards No. 140 (SFAS 140) "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," are not consolidated. These finance receivables, which are being held in securitization trusts, are secured by new and used equipment.

During the second quarter of 2006, we securitized retail installment sale contracts and finance leases into a public asset-backed securitization facility. Net proceeds received were $964 million, which includes both cash proceeds and retained interests. A net gain of $7 million was recognized on this transaction. Our retained interests in the securitized receivables include subordinated certificates with an initial fair value of $4 million, an interest in future cash flows (excess) with an initial fair value of $3 million, and a reserve account with an initial fair value of $10 million. We determine the fair value of the retained interests based on discounted cash flow models that incorporate assumptions including credit losses, prepayment rates, and discount rates. These assumptions are based on our historical experience, market trends, and anticipated performance relative to the particular securitized assets. Significant assumptions used to estimate the fair value of the retained interests for this securitization included an 11.2% discount rate, a weighted-average prepayment rate of 14% and expected credit losses of 1%. Our retained interests are generally subordinate to the investors' interests and are included in Other Assets in our Consolidated Statement of Financial Position. We also retain servicing responsibilities for which we receive a fee of approximately 1% of unpaid note value. We generally do not record a servicing asset or liability since the servicing fee is considered fair market compensation.

A public securitization also occurred in the second quarter of 2005. Net proceeds received were $850 million, which included both cash proceeds and retained interests. A net gain of $12 million was recognized on this transaction. Retained interests included subordinated certificates with an initial fair value of $8 million, an interest in future cash flows (excess) with an initial fair value of $1 million, and a reserve account with an initial fair value of $12 million. Significant assumptions used to estimate the fair value of the retained interests in that securitization included a 10.8% discount rate, a weighted-average prepayment rate of 14.0%, and expected credit losses of 1.0%. We receive annual servicing fees in connection with this transaction of 1% of the unpaid note value.

The fair value of the subordinated retained interests in all public securitizations outstanding totaled $69 million at September 30, 2006 and $72 million at December 31, 2005.

Sale of Interests in Wholesale Receivables. We purchase North American Caterpillar Dealer trade receivables (the "NACD Receivables") at a discount. The discount is an estimate of the amount of financing revenue that would be earned at a market rate on the NACD Receivables over their expected life. In June 2005, Cat Financial transferred an undivided interest in the NACD Receivables of $240 million to a third-party commercial paper conduit. In accordance with SFAS 140, this transfer to the third-party commercial paper conduit was accounted for as a sale. We receive an annual servicing fee of approximately .5% of the average outstanding principal balance of the interest in the NACD Receivables transferred to the third-party commercial paper conduit. We generally do not record a servicing asset or liability since the servicing fee is considered fair market compensation.

The remaining interests in the NACD Receivables as of September 30, 2006 and December 31, 2005 of $3.263 billion and $3.028 billion, respectively, are included in Wholesale notes receivable in our Consolidated Statement of Financial Position. The discount on the remaining interest in the NACD Receivables that are not sold to the third-party commercial paper conduit is amortized on an effective yield basis over the life of the NACD Receivables and recognized as Wholesale finance revenue. Because the receivables are short-term in nature, the carrying amount approximates the fair value, and the gain, included in Other revenue, is principally the difference between the unearned discount on the NACD Receivables sold to the third-party commercial paper conduit less the related costs over their remaining term. Expected credit losses are assumed to be 0% because dealer receivables have historically had no losses and none are expected in the future.

The cash collections from the NACD Receivables held by Cat Financial (including those attributable to the off-balance-sheet assets) are first applied to satisfy any obligations of Cat Financial to the third-party commercial paper conduit. The third-party commercial paper conduit has no recourse to our assets, other than the remaining interests in the NACD Receivables held by Cat Financial, for failure of the debtors under said NACD Receivables to pay when due.

In addition to the NACD receivables, we purchase other trade receivables from Caterpillar entities at a discount.  The discount is an estimate of the amount of financing revenue that would be earned at a market rate on these trade receivables over their expected life. The discount is amortized into income on an effective yield basis over the life of the receivables and recognized as wholesale finance revenue.  Amortized discounts for the NACD and other trade receivables of $110 million and $283 million were exchanged for wholesale receivables in non-monetary transactions during the three and nine months ended September 30, 2006, respectively.   Corresponding amounts for the three and nine months ended September 30, 2005, were $82 million and $185 million, respectively. In the Consolidated Statements of Cash Flows, collection of the discount is included in investing activities as the receivables are collected.

Other Managed Assets. In addition to the sales and servicing of finance receivables, we also sell individual leases and finance receivables to third parties with limited or no recourse to us to reduce our concentration of credit risk related to certain customers. We maintain servicing for these third party assets, which totaled $291 million and $237 million, as of September 30, 2006 and December 31, 2005, respectively.

G. New Accounting Pronouncements
SFAS 123R - In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R (revised 2004) "Share-Based Payment," (SFAS 123R). SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R also establishes fair value as the measurement method in accounting for share-based payments. The FASB required the provisions of SFAS 123R be adopted for interim or annual periods beginning after June 15, 2005. In April 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R for public companies. In accordance with this rule, Caterpillar Inc. adopted this new accounting standard effective January 1, 2006 using the modified prospective transition method. Caterpillar Inc. did not modify the terms of any previously granted options in anticipation of the adoption of SFAS 123R. Caterpillar Inc. allocated to Cat Financial a portion of the expense resulting from the adoption of SFAS 123R. The adoption of SFAS 123R did not have a material impact on our financial statements.

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

FIN 48 - In July 2006, the FASB issued FIN 48 “Accounting For Uncertainty In Income Taxes - an Interpretation of FASB Statement 109.” FIN 48 clarifies that an entity’s tax benefits recognized in tax returns must be more likely than not of being sustained prior to recording the related tax benefit in the financial statements. As required by FIN 48, we will adopt this new accounting standard effective January 1, 2007. We are currently reviewing the impact of FIN 48 on our financial statements. We expect to complete this evaluation before December 31, 2006.

SFAS 157 - In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), "Fair Value Measurements.” SFAS 157 provides a common definition of fair value and a framework for measuring assets and liabilities at fair values when a particular standard prescribes it. In addition, the Statement prescribes a more enhanced disclosure of fair value measures, and requires a more expanded disclosure when non-market data is used to assess fair values. As required by SFAS 157, we will adopt this new accounting standard effective January 1, 2008. We are currently reviewing the impact of SFAS 157 on our financial statements. We expect to complete this evaluation in 2007.

SFAS 158 - In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (SFAS 158), "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. Also, the measurement date - the date at which the benefit obligation and plan assets are measured - is required to be the company's fiscal year end. As required by SFAS 158, we will adopt the balance sheet recognition provisions at December 31, 2006 and the year-end measurement date in 2008 using the prospective method. The adoption of SFAS 158 is currently expected to have no material impact to our Statement of Financial Position since Cat Financial is considered a participant in the Caterpillar Inc. retirement plan for which we are charged a share of plan expenses but are not required to record assets or liabilities of the plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW: THIRD QUARTER 2006 VS. THIRD QUARTER 2005

Third quarter of 2006 was a record quarter for revenues resulting from the continued growth of average earning assets and a higher yield on our new and existing finance receivables. The results reflect the coordinated efforts and performance excellence of the Caterpillar dealers, Caterpillar marketing organizations, and our employees.

•
Revenues for the third quarter of 2006 were a record $723 million, an increase of $127 million or 21% compared with the same quarter in 2005. Of the increase in revenues over the third quarter of 2005, $59 million resulted from the impact of growth in average earning assets (finance receivables and operating leases) and $56 million from the impact of higher interest rates on new and existing finance receivables. A $12 million increase in other revenue was primarily due to the absence of the $7 million write-down of a repossessed marine vessel that occurred in the third quarter of 2005.

•
Profit after tax (net profit) was $132 million, a $45 million or 52% increase over the third quarter of 2005. On a pre-tax basis, profit was up $62 million or 48% compared with the third quarter of 2005, principally due to an increase of $44 million in margin (wholesale, retail finance, operating lease, and associated fee revenues included in other revenues, less interest expense and depreciation on assets leased to others) resulting from a $2.5 billion increase in average earning assets, and an improvement in the net yield on average earning assets. In addition, profit increased due to the absence of both the $7 million write-down of the repossessed marine vessel and the reversal of a $7 million investment related income accrual, each of which occurred in the third quarter of 2005.

•
New retail financing grew to $2.96 billion in the third quarter of 2006. The increase of $32 million or 1% over the third quarter of 2005 occurred primarily due to increased new retail financing in Europe.

•
Total past dues over 30 days as of September 30, 2006 were 1.89% compared to 1.65% as of September 30, 2005. Write-offs, net of recoveries, were $11 million during the quarter compared with $14 million for the third quarter of 2005. The decrease in write-offs was experienced primarily in the Diversified Services segment.

REVIEW OF CONSOLIDATED STATEMENTS OF PROFIT

THREE MONTHS ENDED SEPTEMBER 30, 2006 VS. THREE MONTHS ENDED SEPTEMBER 30, 2005

REVENUES
Finance receivable (wholesale, retail, and notes receivable from Caterpillar) revenue for the third quarter of 2006 was $469 million, an increase of $106 million from the same period last year. The increase was principally due to a 12% increase in the average receivable balance outstanding and a 109 basis point increase in the average yield on new and existing finance receivables. The annualized average yield on these assets was 7.87% for the third quarter of 2006 compared to 6.78% for the third quarter of 2005.

Operating lease revenue for the third quarter of 2006 was $206 million, or $9 million higher than the same period in 2005. The increase was primarily due to the impact of higher interest rates.

Other revenue for the third quarter of 2006 was $48 million, an increase of $12 million from the same period in 2005. The increase was primarily due to the absence of a $7 million write-down of a marine vessel and a $5 million gain from the termination of certain interest rate swaps.

Other revenue items were as follows:

(Millions of dollars)	Three Months Ended September 30,
	2006	2005
Finance receivable and operating lease fees (including late charges)	$15	$15
Net gain on returned or repossessed equipment	7	5
Gain from derivatives	5	-
Miscellaneous other revenue, net	4	3
Income related to retained interests in securitized retail receivables	4	4
Service fee income on sold receivables	4	4
Currency exchange gain	3	5
Forward points on foreign exchange contracts	2	3
Gains on sales of receivables	2	2
Partnership/dividend income	2	2
Write-down of repossessed marine vessel	-	(7)
Total other revenue	$48	$36

EXPENSES
Interest expense for the third quarter of 2006 was $267 million, an increase of $65 million from the same period last year. This increase was primarily due to the increase in the average cost of borrowing of 88 basis points to 4.71% for the third quarter of 2006 from 3.83% for the third quarter of 2005 and the impact of an 8% increase in average borrowings to fund growth in finance receivables and operating leases.

Depreciation expense on equipment leased to others was $160 million, up $5 million over the third quarter of 2005 due to the higher average amount of equipment on operating lease.

General, operating, and administrative expenses were $86 million for the third quarter of 2006 compared to $77 million for the same period in 2005. The increase resulted primarily from an increase in labor costs. There were 1,501 full-time employees as of September 30, 2006, compared to 1,474 as of September 30, 2005.

The provision for credit losses was $15 million for the third quarter of 2006, down $8 million from the third quarter of 2005. The allowance for credit losses at September 30, 2006 was 1.33% of finance receivables (excluding Notes receivable from Caterpillar), net of unearned income, compared to 1.37% at September 30, 2005. The decrease in the allowance as a percentage of finance receivables reflects improvements in the portfolio quality.

The effective tax rate for the third quarter of 2006 of 31% decreased from 33% for third quarter of 2005. The decrease from 2005 is primarily due to tax deduction benefits related to the American Jobs Creation Act of 2004 and the geographic mix of profits.

PROFIT
As a result of the performance discussed above, Cat Financial had profit of $132 million for the third quarter of 2006, up $45 million or 52% from the third quarter of 2005.

UNAUDITED

NINE MONTHS ENDED SEPTEMBER 30, 2006 VS. NINE MONTHS ENDED SEPTEMBER 30, 2005

REVENUES
Finance receivable (wholesale, retail, and notes receivable from Caterpillar) revenue for the nine months ended September 30, 2006 was $1,330 million, an increase of $298 million from the same period last year. The increase was principally due to a 12% increase in the average receivable balance outstanding and a 100 basis point increase in the average yield on new and existing finance receivables. The annualized average yield on these assets was 7.58% for the nine months ended September 30, 2006 compared to 6.58% for the same period of 2005.

Operating lease revenue for the nine months ended September 30, 2006 was $607 million, or $30 million higher than the same period in 2005 due to growth in the average balance of equipment on operating leases and the impact of higher interest rates.

Other revenue for the nine months ended September 30, 2006 was $119 million, an increase of $2 million from the same period in 2005. The increase was primarily due to higher net gains on returned or repossessed equipment of $9 million and a $4 million gain from termination of certain interest rate swaps, partially offset by the write-down of a repossessed marine vessel of $16 million compared to $7 million in the previous year. Other revenue items were as follows:

(Millions of dollars)	Nine Months Ended September 30,
	2006	2005
Finance receivable and operating lease fees (including late charges)	$45	$41
Net gain on returned or repossessed equipment	24	15
Gain on sale of receivables and securities	16	18
Income related to retained interests in securitized retail receivables	12	11
Service fee income on sold receivables	10	9
Miscellaneous other revenue, net	9	12
Forward points on foreign exchange contracts	6	8
Currency exchange gain	5	3
Net gain from derivatives	4	-
Partnership/dividend income	4	7
Write-down of a repossessed marine vessel	(16)	(7)
Total other revenue	$119	$117

EXPENSES
Interest expense for the nine months ended September 30, 2006 was $758 million, an increase of $195 million from the same period last year. This increase was primarily due to an increase in the average cost of borrowing of 85 basis points to 4.54% for the nine months ended September 30, 2006 from 3.69% for the same period of 2005 and the impact of a 9% increase in average borrowings to fund growth in finance receivables and operating leases.

Depreciation expense on equipment leased to others was $477 million, up $16 million over the nine months ended September 30, 2005 due to the higher average amount of equipment on operating lease.

General, operating, and administrative expenses were $247 million for the nine months ended September 30, 2006 compared to $238 for the same period last year. The increase resulted primarily from an increase in labor costs.

The provision for credit losses was $48 million for the nine months ended September 30, 2006, down $11 million from the nine months ended September 30, 2005. The allowance for credit losses at September 30, 2006 was 1.33% of finance receivables (excluding Notes receivable from Caterpillar), net of unearned income, compared to 1.37% at September 30, 2005. The decrease in the allowance as a percentage of finance receivables reflects improvements in the portfolio quality.

The effective tax rate for the nine months ended September 30, 2006 of 31% decreased from 34% for the nine months ended September 30, 2005. The decrease from 2005 is primarily attributable to a one-time refund of state income tax, the tax deduction benefits related to the American Jobs Creation Act of 2004, and the change in geographic mix of profits.

PROFIT
As a result of the performance discussed above, Cat Financial had profit of $356 million for the nine months ended September 30, 2006, up $96 million or 37% from the same period of 2005.

REVIEW OF CONSOLIDATED STATEMENT OF FINANCIAL POSITION

ASSETS
Total assets were $27.1 billion as of September 30, 2006, an increase of $1.2 billion over December 31, 2005, principally due to growth in finance receivables (retail and wholesale). During the nine months ended September 30, 2006, we financed new retail business of $8.8 billion, an increase of $325 million over the same period in 2005, primarily related to increased financing in the North America segment.

TOTAL OFF-BALANCE SHEET MANAGED ASSETS
We manage and service receivables and leases that have been transferred through securitization or sale. These receivables/leases are not available to pay our creditors. In addition, we sell finance receivables and leases to third parties in an on-going effort to manage our concentration of credit risk with certain customers.

Off-balance sheet managed assets were as follows:

(Millions of dollars)	September 30, 2006	September 30, 2005
Installment sale contracts securitized	$1,356	$1,079
Finance leases securitized	61	53
Less: retained interests (included in Other assets)	(69)	(72)
Off-balance sheet securitized retail receivables	1,348	1,060
Wholesale receivables sold	240	240
Other managed receivables/leases*	291	222
Total off-balance sheet managed assets	$1,879	$1,522

*Other off-balance sheet managed receivables/leases were as follows:

(Millions of dollars)	September 30, 2006	September 30, 2005
Finance leases	$98	$119
Installment sale contracts	52	43
Operating leases	115	38
Retail notes receivable	26	22
Total other managed receivables/leases	$291	$222

ALLOWANCE FOR CREDIT LOSSES
The following table shows activity related to the Allowance for credit losses.

(Millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Balance at beginning of the period	$310	$284	$302	$278
Provision for credit losses	15	23	48	59
Receivables written off	(15)	(18)	(43)	(36)
Recoveries on receivables previously written off	4	4	12	14
Adjustment related to sale of receivables	-	-	(12)	(12)
Foreign currency translation adjustment	(1)	2	6	(8)
Balance at end of the period	$313	$295	$313	$295
Bad debt write-offs, net of recoveries, were $11 million for the third quarter of 2006 compared with $14 million for the third quarter of 2005. The decrease in write-offs for the third quarter was experienced primarily in the Diversified Services segment. Bad debt write-offs, net of recoveries, were $31 million for the nine months ended 2006 compared with $22 million for the nine months ended 2005. The increase in write-offs for the nine months ended 2006 was experienced primarily in the Cat Power Finance segment. We will continue to monitor the allowance for credit losses and adjust the allowance, in accordance with our policy, based upon management’s best estimate of probable losses inherent in our finance receivables. See Critical Accounting Policies - Allowance for Credit Losses for more information on the allowance for credit losses.

TOTAL PAST DUE FINANCE AND RENTS RECEIVABLES
Finance receivables (excluding Notes receivable from Caterpillar) plus rents receivable for operating leases (included in Other assets) that were past due over 30 days were 1.89% of the aggregate total of these receivables as of September 30, 2006 compared to 1.65% as of September 30, 2005.

UNAUDITED

CAPITAL RESOURCES AND LIQUIDITY
Capital resources and liquidity provide Cat Financial with the ability to meet its financial obligations on a timely basis. Maintaining and managing adequate capital and liquidity resources includes management of funding sources and their utilization based on current, future, and contingent needs. We do not generate material funding through structured finance transactions.

Cat Financial’s borrowings consist primarily of medium-term notes, commercial paper, variable denomination floating rate demand notes and bank borrowings, the combination of which is used to manage its interest rate risk and funding requirements. In addition, we utilize securitizations of retail installment contracts and finance leases as an additional funding source.

Total borrowings outstanding at September 30, 2006 were $22.68 billion, an increase of $720 million over December 31, 2005 due to the financing of growth in assets. Outstanding borrowings were as follows:

(Millions of dollars)	September 30, 2006	December 31, 2005
Medium-term notes, net of unamortized discount	$16,145	$16,180
Commercial paper	4,945	4,235
Long-term bank borrowings	636	576
Variable denomination floating rate demand notes	546	505
Short-term bank borrowings	229	257
Notes payable to Caterpillar	171	199
Loans from a company-owned partnership	8	8
Total outstanding borrowings	$22,680	$21,960

Medium-term notes. We regularly issue medium-term unsecured notes through securities dealers or underwriters in the United States, Europe, and other international capital markets to both retail and institutional investors. These notes are offered in several currencies and with a variety of maturities. These notes are senior obligations of the Company.

Commercial paper. We issue unsecured commercial paper in the United States, Europe, and other international capital markets. These short-term promissory notes are issued on a discounted basis and are payable at maturity. Of the $4.9 billion of commercial paper, $478 million has a built-in feature to extend the maturity a maximum of 390 days from the initial issue date.

Revolving credit facilities. We participate in three global credit facilities with a syndicate of banks totaling $6.45 billion available in the aggregate to both Caterpillar Inc. and Cat Financial (along with specified subsidiaries of Cat Financial in connection with certain sub-facilities). These credit facilities are used to support commercial paper programs. Based on an allocation decision by Caterpillar Inc. and Cat Financial, which can be revised at any time, the aggregate portion of the credit facilities available to Cat Financial at September 30, 2006 was $5.45 billion. A five-year facility of $1.625 billion expires in September 2010 and a five-year facility of $2.975 billion expires in September 2011. A 364-day facility of $1.85 billion expires in September 2007 and contains a provision that allows Caterpillar Inc. or Cat Financial to obtain a one-year loan for up to the full amount of that facility in September 2007 that would mature in September 2008. Each of the facilities includes one or more sub-facilities that allow one or more specified subsidiaries of Cat Financial to borrow in certain non-U.S. dollar currencies.

Our Australian subsidiary has a A$50 million (USD equivalent $38 million) credit facility with one bank to support its commercial paper program.

At September 30, 2006 and December 31, 2005, there were no borrowings under the foregoing credit facilities, and we were in compliance with all debt covenants.

Variable denomination floating rate demand notes. We also obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction. We do not hold reserves to fund the payment of the demand notes. The notes are offered on a continuous basis by prospectus only.

Variable amount lending agreements with Caterpillar. Under these agreements, we may borrow up to $1.9 billion from Caterpillar, and Caterpillar may borrow up to $1.2 billion from us. The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice. We had notes payable of $171 million and notes receivable of $292 million outstanding as of September 30, 2006, compared to notes payable of $199 million and notes receivable of $88 million as of December 31, 2005.

Bank Borrowings. Credit lines with banks total $1.4 billion and will be eligible for renewal at various future dates or have no specified expiration date. They are used by our subsidiaries for local funding requirements. As of September 30, 2006, we had $633 million outstanding against these credit lines compared to $601 million as of December 31, 2005.

A deposit obligation of $232 million has a corresponding security deposit, which is included in Other assets in the Consolidated Statements of Financial Position as of September 30, 2006, and December 31, 2005. This deposit obligation and corresponding security deposit relates to a financing arrangement, which provides us a return. This arrangement requires that we commit to a certain long-term obligation and provide a security deposit, which will fulfill this obligation when it becomes due.

Off-balance sheet arrangements. Please refer to Note D of Notes to Consolidated Financial Statements for information on our guarantee contingent liabilities. In addition, we lease all of our facilities.

Cash flows. Operating cash flow was $605 million in the nine months ended September 30, 2006, compared with $645 million for the same period in 2005. Net cash used in investing activities decreased $1,568 million for the nine months ended September 30, 2006 as compared to the same period in 2005, primarily as a result of additional proceeds from the sales of receivables of $569 million and less net cash used for finance receivables of $990 million. Net cash provided by financing activities decreased $1,516 million for the nine months ended September 30, 2006 as compared to the same period in 2005 due to lower funding requirements as a result of additional proceeds from the sales of receivables and less net cash used for finance receivables.

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

Residual Value
The residual value, which is the estimated future wholesale market value of leased equipment at the time of the expiration of the lease term, represents a careful analysis of historical wholesale market sales prices, projected forward on a level trend line without consideration for inflation or possible future pricing action. At the inception of the lease, the residual value is derived from consideration of the following critical factors: market size and demand, any known significant market/product trends, total expected hours of usage, machine configuration, application, location, model changes, quantities, and past re-marketing experience. Many impact factors are gathered in an application survey that is completed prior to quotation. The lease agreement also clearly defines applicable return conditions and remedies for non-compliance, to ensure that the leased equipment will be in good operating condition upon return. Model changes and updates, as well as market strength and product acceptance, are monitored, and residual adjustments are made to residual values in accordance with the significance of any such changes. Remarketing sales staff works closely with customers and dealers to manage the sale of lease returns and the recovery of residual exposure. During the term of the leases, residual amounts are monitored. If estimated market values reflect a non-temporary impairment due to economic factors, obsolescence, or other adverse circumstances, the residuals are adjusted to the lower estimated values by a charge to earnings. For equipment on operating leases, the charge is recognized through depreciation expense. For finance leases, it is recognized through a reduction of finance revenue.

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

FORWARD LOOKING STATEMENTS

Some statements contained in this Quarterly Report on Form 10-Q are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could significantly impact results. The words "believes," "expects," "anticipates," "estimates," "will be" and similar words or expressions identify forward-looking statements made on behalf of Cat Financial. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there are risks and uncertainties that may cause actual results to differ materially from expectations. We are under no obligation to (and expressly disclaim any obligation to) update or alter said forward looking statements, whether as a result of such changes, new information, future events or otherwise. These risks and uncertainties include factors that affect international businesses generally, as well as matters specific to Cat Financial and the markets we serve. For a further discussion of the risks and uncertainties that may affect our business, please see Part I. Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005 and information contained in other reports that we file from time to time with the Securities and Exchange Commission.

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

Changes in Internal Control over Financial Reporting
Except for the material weakness and implementation of a new global treasury system noted below, there have been no changes in our internal control over financial reporting during the three months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

A material weakness is a control deficiency or a combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected.

As of June 30, 2006, we did not maintain effective controls over the preparation and review of our Consolidated Statement of Cash Flows. Specifically, we did not maintain effective internal controls over the accuracy of the classification of interest paid (primarily discounts paid on commercial paper) as cash flows from operating activities as required by generally accepted accounting principles in our Consolidated Statement of Cash Flows. This control deficiency resulted in the restatement of our interim consolidated financial statements for the three months ended March 31, 2006. Additionally, this control deficiency could have resulted in a misstatement of operating and financing cash flows in the consolidated financial statements that would have resulted in a material misstatement in the annual or interim consolidated financial statements that would not have been prevented or detected. Accordingly, management determined that this control deficiency constituted a material weakness in internal control over financial reporting as of June 30, 2006.

Cat Financial implemented a global treasury system during the third quarter of 2006, which supports Funding, Risk Management and Cash Operations processes.

Plan for Remediation of Material Weakness
Management has taken steps to remediate the material weakness noted above. These steps included a thorough review of the classification requirements of each component line item and the individual elements that comprise each line item of the Consolidated Statement of Cash Flows, in accordance with FAS 95, “Statement of Cash Flows.” Controls over the preparation of the Consolidated Statement of Cash Flows have been enhanced through additional training and supervision of the accounting personnel involved. In addition, our Accounting Department has implemented more robust review controls surrounding the Consolidated Statement of Cash Flows. Accordingly, management believes it has improved the design and effectiveness of its internal control over financial reporting; however, not all of the newly designed controls have operated for a sufficient period of time to demonstrate operating effectiveness. Therefore, management will continue to monitor and assess these control procedures and we expect the material weakness discussed above to be remediated by December 31, 2006.

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
12
Statement Setting Forth Computation of Ratio of Profit to Fixed Charges of Caterpillar Financial Services Corporation and subsidiaries. The ratios were 1.68 for the nine months ended September 30, 2006 and 2005.

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

10.1
Five Year Credit Agreement among Caterpillar Inc., Caterpillar Financial Services Corporation, Caterpillar International Finance, p.l.c., Caterpillar Finance Corporation, certain financial institutions named therein, Citibank, N.A., The Bank of Tokyo-Mitsubishi, UFJ Ltd., Citibank International p.l.c., ABN AMRO Bank N.V., Bank of America, N.A., Barclays Bank PLC, J.P. Morgan Securities, Inc., Société Général, and Citigroup Global Markets Inc., including a Japan Local Currency Addendum and Local Currency Addendum, incorporated herein by reference to Exhibits 99.1, 99.2 and 99.3 to Caterpillar Financial Services Corporation’s Current Report on Form 8-K filed with the Commission on September 27, 2006.

UNAUDITED

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Caterpillar Financial Services Corporation
(Registrant)

Date: November 2, 2006	By: /s/ Steven R. Elsesser
Steven R. Elsesser, Controller

Date: November 2, 2006	By: /s/ Kent M. Adams
Kent M. Adams, President, Director, and Chief Executive Officer