Form 10-K
period 2006-12-31
CATERPILLAR FINANCIAL SERVICES CORP
filed 2007-02-23
CIK 764764

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2006

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________.
Commission File No. 0-13295
CATERPILLAR FINANCIAL SERVICES CORPORATION (Exact name of Registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation)	37-1105865 (IRS Employer I.D. No.)
2120 West End Ave., Nashville, Tennessee (Address of principal executive offices)	37203-0001 (Zip Code)
Registrant's telephone number, including area code: (615) 341-1000

The Registrant is a wholly-owned subsidiary of Caterpillar Inc. and meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K, and is therefore filing this Form with the reduced disclosure format.

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
5.125% Medium Term Notes Series F due October, 2011	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ✓ ] No [    ]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [    ] No [ ✓ ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [✓] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ✓ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
(Check one): Large accelerated filer [   ] Accelerated filer [     ] Non-accelerated filer [ ✓ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [ ✓ ]

As of June 30 and December 31, 2006, one share of common stock of the Registrant was outstanding, which is owned by Caterpillar Inc.

PART I

Item 1. Business.

General

Caterpillar Financial Services Corporation was organized in 1981 in the State of Delaware (together with its subsidiaries, "Cat Financial," "the Company," "we" or "our"). We are a wholly-owned finance subsidiary of Caterpillar Inc. (together with its other subsidiaries, "Caterpillar" or "Cat").

Nature of Operations

Our primary business is to provide retail-financing alternatives for Caterpillar products to customers and Caterpillar dealers around the world. Such retail financing is primarily comprised of financing of Caterpillar equipment, machinery, and engines. In addition, we also provide financing for vehicles, power generation facilities, and marine vessels that, in most cases, incorporate Caterpillar products. We also provide wholesale financing to Caterpillar dealers and purchase short-term dealer receivables from Caterpillar. A significant portion of our activities is conducted in North America. However, we have additional offices and subsidiaries in Asia-Pacific, Europe and Latin America. We have 25 years of experience in providing financing in these markets, contributing to our knowledge of asset values, industry trends, product structuring and customer needs.

The Company’s retail leases and installment sale contracts (total 60 percent*) include:

•
Tax leases that are classified as either operating or finance leases for financial accounting purposes, depending on the characteristics of the lease. For tax purposes, we are considered the owner of the equipment (17 percent*).

•
Finance (non-tax) leases, where the lessee for tax purposes is considered to be the owner of the equipment during the term of the lease, that either require or allow the customer to purchase the equipment for a fixed price at the end of the term (17 percent*).

•	Installment sale contracts, which are equipment loans that enable customers to purchase equipment with a down payment or trade-in and structure payments over time (25 percent*).

•	Governmental lease-purchase plans in the U.S. that offer low interest rates and flexible terms to qualified non-federal government agencies (1 percent*).

The Company’s wholesale notes receivable, finance leases and installment sale contracts (total 21 percent*) include:

•	Inventory/rental programs which provide assistance to dealers by financing their inventory, rental fleets and rental facilities (5 percent*).

•	Short-term dealer receivables we purchase from Caterpillar at a discount (16 percent*).

The Company’s retail notes receivable include:

•	Loans that allow customers and dealers to use their Caterpillar equipment as collateral to obtain financing (19 percent*).

*Indicates the percentage of total portfolio as of December 31, 2006. We define total portfolio as total finance receivables (net of unearned income and allowance for credit losses) plus equipment on operating leases, less accumulated depreciation. For more information on the above and our concentration of credit risk, please refer to Note 6 of Notes to Consolidated Financial Statements.

Competitive Environment

The retail financing business is highly competitive, with financing for users of Caterpillar equipment available through a variety of sources, principally commercial banks and finance and leasing companies. Cat Financial’s competitors include CIT Group Inc.; CitiCapital, a business unit of Citigroup; General Electric Capital Corporation; and local banks and finance companies. In addition, many of the manufacturers that compete with Caterpillar use below-market interest rate programs (subsidized by the manufacturer) to assist machine sales. We work with Caterpillar to provide a broad array of financial merchandising programs around the world to meet these competitive offers.

We continue in our efforts to respond quickly to customers and improve internal processing efficiencies. We believe our web-based Cat FinancExpressSM transaction processing and information tool, currently available in the U.S., Australia, Canada and France, is an important part of these efforts. Cat FinancExpressSM collects information on-line to provide finance quotes and credit decisions and then prints the appropriate documents, all in a reasonably short time frame.

We provide financing only when acceptable criteria are met. Credit decisions are based upon, among other things, the customer's credit history, financial strength and intended use of equipment. We typically maintain a security interest in retail financed equipment and require physical damage insurance coverage on financed equipment.

In certain instances, our operations are subject to supervision and regulation by state, federal and various foreign government authorities and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things, (i) regulate credit granting activities, (ii) establish maximum interest rates, finance charges and other charges, (iii) require disclosures to customers, (iv) govern secured transactions, (v) set collection, foreclosure, repossession and other trade practices, (vi) prohibit discrimination in the extension of credit and administration of loans, and (vii) regulate the use and reporting of information related to a borrower's credit experience. The compliance with these governmental and legal requirements and restrictions affects our operations.

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

We also have agreements with Caterpillar that are significant to our operation. These agreements provide for financial support, certain funding, employee benefits and corporate services, among other things. For more information on these agreements, please refer to Note 14 of Notes to Consolidated Financial Statements.

 Employment

As of December 31, 2006, there were 1,537 full-time employees, an increase of 47 from December 31, 2005.

Available Information

The Company files electronically with the Securities and Exchange Commission (SEC) required reports on Form 8-K, Form 10-Q and Form 10-K. The public may read and copy any materials the Company has filed with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished with the SEC are available free of charge through our Internet site (www.catfinancial.com) as soon as reasonably practicable after filing with the SEC. Copies may also be obtained free of charge by writing to: Legal Dept., Caterpillar Financial Services Corporation, 2120 West End Ave., Nashville, Tennessee 37203-0001. In addition, the public may obtain more detailed information about our parent company, Caterpillar Inc., by visiting its Internet site (www.cat.com). Except as expressly provided to the contrary in Part III. Item 14 of this filing, none of the information contained at any time on either our Internet site or the Caterpillar Inc. Internet site is incorporated by reference into this document.

Item 1A. Business Risk Factors.

An investment in our securities involves a number of risks and uncertainties. You should carefully consider the following risks and the other information included in this report, together with the cautionary statement under the caption “SAFE HARBOR STATEMENT UNDER THE SECURITIES LITIGATION REFORM ACT OF 1995” in Item 7 of this report, before purchasing our securities. The risks described below are not the only ones we face. Additional risks that are currently unknown to us or that we currently consider to be immaterial may also impair our business or adversely affect our financial condition or results of operations. If any of the following risks actually occurs, our business, financial condition or results of operation could be adversely affected. In such case, the price or value of our securities could decline and you may lose all or part of your investment.

Demand For Caterpillar’s Products

Our business is largely dependent upon the demand for Caterpillar’s products and customers’ willingness to enter into financing or leasing agreements. As a result, a significant decrease in demand could have a material adverse effect on our business, financial condition, results of operations and cash flows. Our primary business is to provide retail-financing alternatives for Caterpillar products to customers and Caterpillar dealers. The demand for Caterpillar’s products and our products and services are influenced by a number of factors, including:

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

Any significant changes to these factors could negatively impact our results.

Marketing, Operational and Administrative Support from Caterpillar

We participate in certain marketing programs sponsored by Caterpillar that allow us to provide financing to customers at below-market interest rates through subsidies from Caterpillar and/or Caterpillar dealers. These marketing programs provide us with a significant competitive advantage in financing Caterpillar products. Any elimination of these marketing programs could reduce the percentage of Caterpillar products financed by us, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Caterpillar also provides us with other types of operational and administrative support, such as the administration of employee benefit plans, which is integral to the conduct of our business. Any changes in the levels of support from Caterpillar could also negatively impact our results.

Increases In Delinquencies, Repossessions and Net Losses

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

Interest Rates and Foreign Currency Exchange Rates

Changes in interest rates and foreign currency exchange rates could have a materially adverse effect on our earnings and cash flows. Because a significant amount of loans made by us are made at fixed interest rates, our business is subject to fluctuations in interest rates. Changes in market interest rates may influence our financing costs, returns on financial investments and the valuation of derivative contracts and could reduce our earnings and cash flows. In addition, since we make a significant amount of loans in currencies other than the U.S. dollar, fluctuations in foreign currency exchange rates could also reduce our earnings and cash flows.

Although we manage interest rate and foreign currency exchange rate risks with a variety of techniques, including a match funding program and the selective use of derivatives, there can be no assurance that fluctuations in interest rates and currency exchange rates will not have a material adverse effect on our earnings and cash flows. If any of the variety of instruments and strategies we use to hedge our exposure to these various types of risk are ineffective, we may incur losses.

Equipment Financing

Declines in the residual value of equipment financed by us may reduce our earnings. We recognize the residual value of leased equipment, which is the estimated future wholesale market value of leased equipment at the time of the expiration of the lease term. We determine the residual value of leased equipment at the inception of the lease based on a number of factors, including historical wholesale market sales prices and past re-marketing experience. If estimated future market values significantly decline due to economic factors, obsolescence or other adverse circumstances, we may not realize such residual value, which could reduce our earnings, either through an increase to depreciation expense or a decrease to finance revenue.

Changes In Our Competitive Environment

The retail financing business is highly competitive, with financing for users of Caterpillar equipment available through a variety of sources, principally commercial banks and finance and leasing companies. Increasing competition may adversely affect our business if we are unable to match the products and services of our competitors. Also, as noted above, any elimination of the marketing programs sponsored by Caterpillar, which allow us to provide financing at below-market interest rates, could have a materially adverse effect on our business.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters are located in Nashville, Tennessee. We maintain 42 offices in total, of which seven are located in North America (five in the U.S. and two in Canada), 23 are in Europe, nine are in Asia-Pacific and three are in Latin America (see Note 16 of Notes to Consolidated Financial Statements for more information regarding our segments and geographic areas). All of our offices are leased.

Item 3. Legal Proceedings.

We are involved in unresolved legal actions that arise in the normal course of business. The majority of these unresolved actions involve claims to recover collateral, claims pursuant to customer bankruptcies and the pursuit of deficiency amounts. Although it is not possible to predict with certainty the outcome of our unresolved legal actions or the range of probable loss, we believe that these unresolved legal actions will neither individually nor in the aggregate have a material adverse effect on our consolidated financial position, liquidity or results of operations.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our stock is not publicly traded. Caterpillar Inc. is the owner of our one outstanding share. A cash dividend of $350 million was paid in 2006 to Caterpillar. There were no cash dividends declared or paid in 2005 or 2004.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW: 2006 VS. 2005

2006 was a record year for Cat Financial. Total revenue for 2006 was $2.763 billion compared to $2.354 billion in 2005. New business increased to record levels due to strong growth in Caterpillar product sales, and profit rose to a record amount despite a rising interest rate environment.

Of the $409 million increase in revenues, $217 million resulted from the impact of continued growth in average earning assets (finance receivables and operating leases), $197 million from the impact of higher interest rates on new and existing finance receivables, offset by a $5 million net decrease in various other revenue items.

Pre-tax profit for 2006 was $688 million compared to $537 million in 2005, an increase of $151 million, or 28 percent, principally due to an increase of $163 million in margin (wholesale, retail finance, operating lease and associated fee revenues included in other revenues, less interest expense and depreciation on assets leased to others) primarily from a $2.34 billion increase in average earning assets over 2005. In addition, profit increased due to a reduction in provision for credit losses of $24 million as a result of slower growth in Cat Financial’s portfolio of earning assets. These increases were partially offset by $25 million in higher operating expenses primarily related to the growth in earning assets and an $11 million decrease from various other net revenue/expense items.

New retail financing was a record $12.16 billion, an increase of $504 million, or 4 percent, from 2005. The increase was the result of increased new retail financing primarily in our Diversified Services, North America and Europe operating segments.

Past dues over 30 days as of December 31, 2006, were 1.71 percent compared to 1.42 percent as of December 31, 2005. Write-offs, net of recoveries, were $47 million during 2006 compared with $45 million for 2005.

2006 COMPARED WITH 2005

REVENUES
Finance receivable (wholesale, retail and notes receivable from Caterpillar) revenue for 2006 was $1.806 billion, an increase of $380 million from 2005. The increase was principally due to a 10 percent increase in the average receivable outstanding and a 96 basis point increase in the average yield to 7.72 percent for 2006 from 6.76 percent for 2005.

Operating lease revenue for 2006 was $806 million, or $34 million higher than 2005 primarily due to the impact of higher interest rates.

Other revenue for 2006 was $151 million, a decrease of $5 million from 2005. The decrease was primarily due to a write-down of a repossessed marine vessel of $16 million in 2006 compared to $7 million in 2005. Other revenue items for the years ended December 31, included:

(In millions)	2006	2005
Finance receivable and operating lease fees (including late charges)	$63	$61
Gain on sale of receivables*	21	19
Income related to retained interests in securitized retail receivables	17	16
Net gain on returned or repossessed equipment	14	22
Service fee income on sold receivables	14	13
Forward points on foreign exchange contracts	8	11
Miscellaneous other revenue, net	7	4
Partnership/dividend income	4	8
Currency exchange gain	3	2
Total other revenue	$151	$156

*See Note 1(J) and Note 4 of Notes to Consolidated Financial Statements for information on gain on sale of receivables.

EXPENSES
Interest expense for 2006 was $1.029 billion, an increase of $246 million from 2005. This increase was primarily due to the increase in the average cost of funds of 82 basis points, to 4.61 percent for 2006 from 3.79 percent for 2005, and the impact of an 8.18 percent increase in average debt levels to fund growth in finance receivables and operating leases. The increase in the average cost of funds was a result of the increase in interest rates during the year.

Depreciation expense on equipment leased to others was $631 million, up $16 million over 2005 due to the increase in equipment on operating leases discussed in the Revenues section above.

General, operating and administrative expenses were $337 million during 2006 compared to $312 million in 2005. The increase primarily resulted from increased labor expense and other costs to support growth in earning assets.

The provision for credit losses decreased from $92 million in 2005 to $68 million in 2006, primarily as a result of the reduction of growth of Caterpillar Financial’s portfolio of earning assets. The allowance for credit losses was 1.33 percent of finance receivables (excluding the Notes receivable from Caterpillar), net of unearned income, as of December 31, 2006, compared to 1.35 percent as of December 31, 2005.

The effective tax rate decreased from 32 percent in 2005 to 31 percent for 2006. The decrease from 2005 was primarily due to tax deduction benefits related to the American Jobs Creation Act of 2004 and the geographic mix of profits.

PROFIT
As a result of the performance discussed above, Cat Financial had profit of $473 million for 2006, up $109 million or 30 percent from 2005.

ASSETS
Total assets were $27.336 billion as of December 31, 2006, an increase of $1.437 billion or 5.6 percent over December 31, 2005, principally due to growth in retail and wholesale finance receivables.

During 2006, we financed record new retail business of $12.164 billion, a 4 percent increase over the $11.660 billion in 2005. This increase of $504 million was related to increased new retail financing primarily in our Diversified Services, North America and Europe operating segments.

Total Off-Balance Sheet Managed Assets

We also manage and service receivables and leases that have been transferred through securitization or sale. These receivables/leases are not available to pay our creditors. In addition, we sell finance receivables and leases to third parties in an on-going effort to manage our concentration of credit risk with certain customers.

Off-balance-sheet managed assets as of December 31, were as follows:

(In millions)	2006	2005
Installment sale contracts securitized	$1,174	$934
Finance leases securitized	53	46
Less: retained interests (included in Other assets)	(68)	(72)
Off-balance-sheet securitized retail receivables	1,159	908
Wholesale receivables sold	240	240
Other managed receivables/leases*	362	237
Total off-balance sheet managed assets	$1,761	$1,385

*Other off-balance-sheet managed receivables/leases as of December 31, were as follows:

(In millions)	2006	2005
Finance leases	$107	$89
Installment sale contracts	111	49
Operating leases	119	76
Retail notes receivable	25	23
Total other managed receivables/leases	$362	$237

TOTAL PAST DUE FINANCE AND RENTS RECEIVABLES
Finance receivables (excluding Notes receivable from Caterpillar) plus rents receivable for operating leases (included in Other assets) that were past due over 30 days were 1.71 percent of the aggregate total of these receivables as of December 31, 2006, compared to 1.42 percent as of December 31, 2005, primarily due to the softening of the U.S. housing industry.

2005 COMPARED WITH 2004

REVENUES
Finance receivable (wholesale, retail, and notes receivable from Caterpillar) revenue for 2005 was $1.426 billion, an increase of $364 million from 2004. The increase was principally due to an 18 percent increase in the average receivable outstanding and an 83 basis point increase in the average yield to 6.76 percent for 2005 from 5.93 percent for 2004.

Operating lease revenue for 2005 was $772 million, or $50 million higher than 2004 due to an increase in equipment on operating leases that resulted from higher customer demand.

Other revenue for 2005 was $156 million, an increase of $16 million from 2004. The increase was primarily due to a $9 million favorable change in forward points on foreign exchange contracts, a $7 million increase in net gain on returned or repossessed equipment (including a $7 million write-down of a repossessed marine vessel under an operating lease), a $6 million increase in finance receivable and operating lease fees, and a $5 million increase in income related to retained interests in securitized retail receivables. These increases were partially offset by the absence of $9 million partnership/dividend income, primarily from a Canadian partnership with Finning International Incorporated, which was dissolved in fourth quarter 2004. Other revenue items for the years ended December 31, included:

(In millions)	2005	2004
Finance receivable and operating lease fees (including late charges)	$61	$55
Net gain on returned or repossessed equipment	22	15
Gain on sale of receivables*	19	20
Income related to retained interests in securitized retail receivables	16	11
Service fee income on sold receivables	13	12
Forward points on foreign exchange contracts	11	2
Partnership/dividend income	8	17
Miscellaneous other revenue, net	4	5
Currency exchange gain	2	3
Total other revenue	$156	$140

*See Note 1(J) and Note 4 of Notes to Consolidated Financial Statements for information on gain on sale of receivables.

EXPENSES
Interest expense for 2005 was $783 million, an increase of $251 million from 2004. This increase was primarily due to the increase in the average cost of funds of 81 basis points, to 3.79 percent for 2005 from 2.98 percent for 2004, and the impact of a 16 percent increase in average debt levels to fund growth in finance receivables and operating leases. The average cost of funds increase was primarily a result of the increase in interest rates during the year.

Depreciation expense on equipment leased to others was $615 million, up $40 million over 2004 due to the increase in equipment on operating leases discussed in the Revenues section above.

General, operating, and administrative expenses were $312 million during 2005 compared to $279 million in 2004. The increase primarily resulted from increased labor expense and other costs to support growth in earning assets, along with inflation. There were 1,490 full-time employees as of December 31, 2005, an increase of 91 from December 31, 2004.

The provision for credit losses decreased from $105 million in 2004 to $92 million in 2005. The allowance for credit losses was 1.35 percent of finance receivables (excluding the Notes receivable from Caterpillar), net of unearned income, as of December 31, 2005, compared to 1.38 percent as of December 31, 2004. The decrease in the allowance as a percentage of finance receivables reflects improvements in portfolio health as evidenced by lower past dues and an overall improvement in general economic conditions.

Other expense increased from $9 million in 2004 to $15 million in 2005. The increase primarily resulted from writing off dividends receivable of $7 million related to a preferred stock investment, which was sold in first quarter 2006.

The effective tax rate was 32 percent for both 2005 and 2004.

PROFIT
As a result of the performance discussed above, Cat Financial had profit of $364 million for 2005, up $77 million or 27 percent from 2004.

ASSETS
Total assets were $25.899 billion as of December 31, 2005, an increase of $2.327 billion or 10 percent over December 31, 2004, principally due to growth in finance receivables (retail and wholesale).

During 2005, we financed record new retail business of $11.660 billion, a 17 percent increase over the $9.948 billion in 2004. This increase of $1.712 billion was related to increased financing in all segments.

Total Off-Balance Sheet Managed Assets
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

Off-balance-sheet managed assets as of December 31, were as follows:

(In millions)	2005	2004
Installment sale contracts securitized	$934	$767
Finance leases securitized	46	48
Less: retained interests (included in Other assets)	(72)	(73)
Off-balance-sheet securitized receivables	908	742
Wholesale receivables sold	240	-
Other managed assets*	237	92
Total	$1,385	$834

*Other off-balance-sheet managed receivables/leases as of December 31, were as follows:

(In millions)	2005	2004
Finance leases	$89	$48
Installment sale contracts	49	28
Operating leases	76	2
Retail notes receivable	23	14
Total Other managed receivables/leases	$237	$92

PAST DUE FINANCE AND RENTS RECEIVABLES
Finance receivables (excluding Notes receivable from Caterpillar) plus rents receivable for operating leases (included in Other assets) that were past due over 30 days were 1.42 percent of the aggregate total of these receivables as of December 31, 2005, compared to 1.55 percent as of December 31, 2004. The improvement was due to improved performance in the North America and Diversified Services segments, where past dues improved .24 and .39 percentage points, respectively.

Bad debt write-offs, net of recoveries, were $45 million for 2005 compared with $72 million for 2004. Decreases in write-offs were experienced primarily in the North America and Diversified Services segments. See Critical Accounting Policies - Allowance for Credit Losses and Note 2 of Notes to Consolidated Financial Statements for more information on the allowance for credit losses.

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

Residual Value
The residual value, which is the estimated future wholesale market value of leased equipment at the time of the expiration of the lease term, represents a careful analysis of historical wholesale market sales prices, projected forward on a level trend line without consideration for inflation or possible future pricing action. At the inception of the lease, the residual value is derived from consideration of the following critical factors: market size and demand, any known significant market/product trends, total expected hours of usage, machine configuration, application, location, model changes, quantities and past re-marketing experience. Many of these factors are gathered in an application survey that is completed prior to quotation. The lease agreement also clearly defines applicable return conditions and remedies for non-compliance, to ensure that the leased equipment will be in good operating condition upon return. Model changes and updates, as well as market strength and product acceptance, are monitored and residual adjustments are made to residual values in accordance with the significance of any such changes. Remarketing sales staff works closely with customers and dealers to manage the sale of lease returns and the recovery of residual exposure. During the term of the leases, residual amounts are monitored. If estimated market values reflect a non-temporary impairment due to economic factors, obsolescence or other adverse circumstances, the residuals are adjusted to the lower estimated values by a charge to earnings. For equipment on operating leases, the charge is recognized through depreciation expense. For finance leases, it is recognized through a reduction of finance revenue.

Allowance for Credit Losses
Management’s ongoing evaluation of the adequacy of the allowance for credit losses considers both impaired and unimpaired finance receivables and takes into consideration past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and current economic conditions. In estimating probable losses, we review accounts that are past due, non-performing, in bankruptcy or otherwise identified as at risk for potential credit loss. Accounts are identified as at risk for potential credit loss using information available about the customer, such as financial statements, news reports and published credit ratings as well as general information regarding industry trends and the general economic environment.

The allowance for credit losses attributable to specific accounts is based on the most probable source of repayment, which is normally the liquidation of collateral. In determining collateral value, we estimate the current fair market value of the collateral and factor in credit enhancements such as additional collateral and third party guarantees. The allowance for credit losses attributable to the remaining accounts is a general allowance based upon the risk in the portfolio primarily using probabilities of default and an estimate of associated losses. In addition, qualitative factors not able to be fully captured in previous analysis including industry trends, macroeconomic factors and model imprecision are considered in the evaluation of the adequacy of the allowance for credit losses. These qualitative factors are subjective and require a degree of management judgment.

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

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity provide Cat Financial with the ability to meet its financial obligations on a timely basis. Maintaining and managing adequate capital and liquidity resources includes management of funding sources and their utilization based on current, future and contingent needs. We do not generate material funding through structured finance transactions.

Cat Financial’s borrowings consist primarily of medium-term notes, commercial paper, variable denomination floating rate demand notes and bank borrowings, the combination of which is used to manage its interest rate risk and funding requirements. In addition, we utilize securitizations of retail installment contracts and finance leases as an additional funding source. (Please refer to Notes 4, 7, 8, 9 and 10 of Notes to Consolidated Financial Statements for additional discussion.)

Total borrowings outstanding as of December 31, 2006, were $23.044 billion, an increase of $1.084 billion over December 31, 2005, due to financing a higher amount of assets. Outstanding borrowings as of December 31, consisted of:

(In millions)	2006	2005
Medium-term notes, net of unamortized discount	$16,894	$16,180
Commercial paper, net	4,557	4,235
Short-term bank borrowings	251	257
Variable denomination floating rate demand notes	590	505
Notes payable to Caterpillar	87	199
Long-term bank borrowings	657	576
Loans from a company-owned partnership	8	8
Total outstanding borrowings	$23,044	$21,960

Medium-term notes. We regularly issue medium-term unsecured notes through securities dealers or underwriters in the U.S., Europe and other international capital markets to both retail and institutional investors. These notes are offered in several currencies and with a variety of maturities. These notes are senior obligations of the Company.

Commercial paper. We issue unsecured commercial paper in the U.S., Europe and other international capital markets. These short-term promissory notes are issued on a discounted basis and are payable at maturity. Of the $4.557 billion of commercial paper outstanding as of December 31, 2006, $395 million has a built-in feature to extend the maturity a maximum of 390 days from the initial issue date.

Revolving credit facilities. We participate in three global credit facilities with a syndicate of banks totaling $6.45 billion available in the aggregate to both Caterpillar Inc. and Cat Financial (along with specified subsidiaries of Cat Financial in connection with certain sub-facilities). These credit facilities are used to support commercial paper programs. Based on an allocation decision by Caterpillar Inc. and Cat Financial, which can be revised at any time, the aggregate portion of the credit facilities available to Cat Financial as of December 31, 2006, was $5.45 billion. A five-year facility of $1.625 billion expires in September 2010, and a five-year facility of $2.975 billion expires in September 2011. A 364-day facility of $1.85 billion expires in September 2007, and contains a provision that allows Caterpillar Inc. or Cat Financial to obtain a one-year loan for up to the full amount of that facility in September 2007 that would mature in September 2008. Each of the facilities includes one or more sub-facilities that allow one or more specified subsidiaries of Cat Financial to borrow in certain non-U.S. dollar currencies.

Our Australian subsidiary has an A$50 million (USD equivalent $40 million) credit facility with one bank to support its commercial paper program.

At both December 31, 2006 and 2005, there were no borrowings under the foregoing credit facilities, and we were in compliance with all debt covenants.

Variable denomination floating rate demand notes. We also obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction. We do not hold reserves to fund the payment of the demand notes. The notes are offered on a continuous basis by prospectus only.

Variable amount lending agreements with Caterpillar. Under these agreements, we may borrow up to $1.9 billion from Caterpillar, and Caterpillar may borrow up to $1.2 billion from us. The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice. We had notes payable of $87 million and notes receivable of $75 million outstanding as of December 31, 2006, compared to notes payable of $199 million and notes receivable of $88 million as of December 31, 2005.

Bank borrowings. Credit lines with banks total $1.503 billion and will be eligible for renewal at various future dates or have no specified expiration date. They are used by our subsidiaries for local funding requirements. At December 31, 2006, we had $673 million outstanding against these credit lines compared to $601 million as of December 31, 2005.

Off-balance sheet arrangements. We lease all of our facilities. In addition, we currently have guarantees with third parties. Please refer to Notes 11 and 15 of Notes to Consolidated Financial Statements.

Sales and servicing of finance receivables. To maintain an alternative funding source, we periodically (generally once a year) securitize retail installment sale contracts and finance leases. In each of these transactions, the applicable finance receivables are sold to an asset-backed securitization trust that is established for the sole purpose of holding the finance receivables for that transaction. Notes issued by the trust are sold to third party investors in a public offering. The investors and the securitization trusts have no recourse to us for failure of debtors to pay when due. The trusts, which are bankruptcy remote qualified special purpose entities ("QSPEs") that are not consolidated in our financial statements, held total assets of $1.227 billion related to these securitizations as of December 31, 2006 ($980 million as of December 31, 2005). We use QSPEs in a manner consistent with conventional practices in the securitization industry to isolate these finance receivables, which are secured by new and used equipment, for the benefit of securitization investors. Our sensitivity analysis indicated that the impact of a 20 percent adverse change in individual assumptions used to calculate the fair value of all our retained interests as of December 31, 2006, would be $3 million or less ($2 million or less as of December 31, 2005).

The use of the QSPEs enables us to access the U.S. securitization market for the sale of these types of financial assets. The amounts of funding from securitizations reflect such factors as capital market accessibility, relative costs of funding sources and assets available for securitization. In 2006, we had total proceeds from initial sales of these receivables (including subordinated interests received) of $964 million ($850 million in 2005) and recognized a pre-tax gain of $7 million ($12 million in 2005). Subordinated retained interests in the public securitizations from current and earlier years totaling $68 million as of December 31, 2006 ($72 million in 2005) are included in Other assets.

Prior to June 2005, we securitized wholesale receivables through a revolving securitization structure under which a wholly-owned special purpose entity purchased eligible dealer receivables from Caterpillar Inc., and then sold them to a trust ("Trust"). The Trust subsequently issued a collateralized trust obligation certificate ("CTO"), collateralized by a portion of those dealer receivables, to third party purchasers, with a corresponding reduction in our retained interests in the Trust. The Trust involved in our wholesale securitization was a QSPE through August 2004 and thus, in accordance with Statement of Financial Accounting Standards ("SFAS") No.140, was not consolidated. The outstanding principal balance of the CTO was not included in our Consolidated Statements of Financial Position during these periods. The trust also issued a transferor certificate (certificated retained interest) to Cat Financial for the portion not represented by the CTO. The certificated retained interests were included in Retained interests in securitized wholesale receivables in our Consolidated Statements of Financial Position. Due to a high volume of dealer receivable financing activity from September 2004 through May 2005, we held more than 90 percent of the beneficial interest of the Trust in the form of retained interests. Thus, during this period, the Trust did not qualify as a QSPE as defined by SFAS 140. We therefore consolidated the Trust in accordance with FIN 46R, "Consolidation of Variable Interest Entities" (revised) as it represented a variable interest entity for which we were the primary beneficiary.

In June 2005, the manner in which Cat Financial securitized wholesale receivables was restructured. As a result, the Trust was terminated and the receivables held by the Trust were transferred back to Cat Financial. Cat Financial then transferred an undivided interest of $240 million in wholesale receivables to third party purchasers. In accordance with SFAS 140, this transfer to the third party purchasers was accounted for as a sale. See Note 4 of Notes to Consolidated Financial Statements for more information.

(In millions)	2006		2005		2004
	Dealer Receivables	Finance Receivables	Dealer Receivables	Finance Receivables	Dealer Receivables	Finance Receivables
Total proceeds from initial sales of receivables*	$-	$964	$-	$850	$-	$659
Total proceeds from collections reinvested in revolving securitization	$-	$-	$-	$-	$663	$-

*Proceeds from the initial sales of receivables include cash proceeds and retained interests (see Note 4 of Notes to Consolidated Financial Statements for more information).

We also sell individual retail leases, installment sale contracts, and retail notes receivable where the purchasers have limited or no recourse to us (See Note 11 of Notes to Consolidated Financial Statements for more information related to one limited indemnity related to the sale of certain retail leases). We received $174 million of proceeds from the sale of such contracts.

Contractual obligations. We have committed cash outflow related to long-term debt, operating lease agreements and purchase obligations. Minimum payments for these obligations are:

(In millions)	2007	2008	2009	2010	2011	After 2011	Total
Long-term debt	$4,038	$3,906	$4,005	$2,251	$944	$2,415	$17,559
Operating leases	17	16	15	13	12	33	106
Purchase obligations*	35	-	-	-	-	-	35
Interest payable on long-term debt	745	578	371	247	160	593	2,694
Total contractual obligations	$4,835	$4,500	$4,391	$2,511	$1,116	$3,041	$20,394

*Represents contractual obligations for contracted services at December 31, 2006. These represent short-term obligations made in the ordinary course of business.

These contractual obligations do not include unused commitments and lines of credit for dealers and customers discussed in Note 11 of Notes to Consolidated Financial Statements.

Cash flows. Operating cash flow for 2006 was $800 million compared with $936 million for 2005. Net cash used in investing activities decreased $2.545 billion compared to 2005, primarily as a result of a $1.621 billion decrease in net cash used for finance receivables. In addition, proceeds from the sales of receivables increased $680 million during 2006. Net cash provided by financing activities decreased $2.360 billion for 2006 as compared to 2005 due to lower funding requirements and a dividend of $350 million paid to Caterpillar Inc.

SAFE HARBOR STATEMENT UNDER THE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could significantly impact results. The words "believes," "expects," "estimates," "anticipates," "will be," "should" and similar words or expressions identify forward-looking statements made on behalf of Cat Financial. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there are risks and uncertainties that may cause actual results to differ materially from expectations. We are under no obligation to (and expressly disclaim any obligation to) update or alter said forward-looking statements whether as a result of such changes, new information, future events or otherwise. These risks and uncertainties include factors that affect international businesses generally, as well as matters specific to Cat Financial and the markets it serves. For a further discussion of the risks and uncertainties that may affect our business, please see Part I. Item1A. Risk Factors in this Form 10-K and information contained in other reports that we file from time to time with the SEC.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

In order to properly manage our sensitivity to changes in interest rates, we measure the potential impact of different interest rate assumptions on pre-tax earnings. All on-balance sheet positions, including derivative financial instruments, are included in the analysis. The primary assumptions used in the analysis are that there are no new fixed rate assets or liabilities, the proportion of fixed rate debt to fixed rate assets remains unchanged and the level of floating rate assets and debt remain constant. An analysis of the December 31, 2006 balance sheet, using these assumptions, estimates the impact of a 100 basis point immediate and sustained parallel rise in interest rates to be a $27 million and $9 million decrease to pretax earnings for 2007 and 2006, respectively.

This analysis does not necessarily represent our current outlook of future market interest rate movement, nor does it consider any actions management could undertake in response to changes in interest rates. Accordingly, no assurance can be given that actual results would be consistent with the results of our analysis.

Foreign currency derivatives. Since our policy for our operations is to hedge the foreign exchange risk when the currency of our debt does not match the currency of our portfolio and other receivables, a 10 percent change in the value of the U.S. dollar relative to all other currencies would not have a material effect on our consolidated financial position, results of operations or cash flow. Neither our policy, nor the effect of a 10 percent change in the value of the U.S. dollar, has changed from that reported at December 31, 2005.

Fair value of retained interests. We do not have a material market risk related to our retained interests in securitization transactions. For more information, refer to Note 4 of Notes to Consolidated Financial Statements regarding sensitivity analysis.

Item 8. Financial Statements and Supplementary Data.

Information required by Item 8 is included following the Report of Independent Registered Public Accounting Firm.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Exchange Act Rule 13a-15(f). Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2006.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we concluded that, as of December 31, 2006, our internal control over financial reporting was effective based on those criteria.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their report appears immediately following Management’s Report on Internal Control over Financial Reporting.

Remediation of Previously Disclosed Material Weakness
            Management previously concluded as of June 30, 2006, that we did not maintain effective controls over the preparation and review of our Consolidated Statements of Cash Flows. Specifically, we did not maintain effective internal controls over the accuracy of the classification of interest paid (primarily discounts paid on commercial paper) as cash flows from operating activities as required by generally accepted accounting principles in our Consolidated Statements of Cash Flows. This control deficiency resulted in the restatement of our interim consolidated financial statements for the three months ended March 31, 2006. Additionally, this control deficiency could have resulted in a misstatement of operating and financing cash flows that would have resulted in a material misstatement in the annual or interim consolidated financial statements that would not have been prevented or detected. Accordingly, management determined that this control deficiency constituted a material weakness in internal control over financial reporting as of June 30, 2006.

Management implemented controls and enhanced procedures to remediate the material weakness noted above. These controls included a review of the classification requirements of each component line item and the individual elements that comprise each line item on the Consolidated Cash Flows, in accordance with FAS 95, “Statement of Cash Flows.” Controls over the preparation have been enhanced through additional training and supervision of the accounting personnel. In addition, management has implemented more robust review controls surrounding the cash flow preparation process. We tested the newly implemented controls and found them to be effective and have concluded as of December 31, 2006, this material weakness has been remediated.

Changes in Internal Control Over Financial Reporting
            Other than noted above, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not Applicable.

PART III

Item 14. Principal Accountant Fees and Services.

As a wholly-owned subsidiary of Caterpillar Inc., our principal accountant fees and services are subject to Caterpillar Inc.'s Audit Committee pre-approval policies and procedures described in its Proxy Statement. This Proxy Statement can be located at Caterpillar Inc.’s Internet site (www.cat.com), under About Cat, Investor Information, SEC filings. Other than these policies and procedures, the information contained at that Internet site is not incorporated by reference in this filing. During 2006, all services provided by the external auditor were pre-approved by Caterpillar’s Audit Committee in accordance with such policy.

Fees paid to Cat Financial's audit firm were comprised of the following:

(In millions)	2006	2005
Audit fees	$3.4	$2.7
Audit-related fees	.4	.2
Tax fees *	.2	.2
All other fees	.1	-

Total	$4.1	$3.1

* "Tax Fees" include, among other things, tax return preparation and review and advising on the impact of changes in local tax laws.

PART IV

Item 15. Exhibits and Financial Statement Schedules.
              (a)  The following documents are filed as part of this report.
                     1.  Financial Statements
                          *  Management's Report on Internal Control Over Financial Reporting
                          *  Report of Independent Registered Public Accounting Firm
                          *  Report of Independent Auditors
                          *  Consolidated Statements of Financial Position
                          *  Consolidated Statements of Profit
                          *  Consolidated Statements of Changes in Stockholder's Equity
                          *  Consolidated Statements of Cash Flows
                          *  Notes to Consolidated Financial Statements
             (b)  Exhibits
3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3.1 to the Company's Form 10 for the year ended December 31, 1984, Commission File No. 0-13295).
3.2	Bylaws of the Company, as amended (incorporated by reference from Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 2005, Commission File No. 0-13295).
4.1
Indenture, dated as of April 15, 1985, between the Company and Morgan Guaranty Trust Company of New York, as Trustee, including form of Debt Security [see Table of Contents to Indenture] (incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-3, Commission File No. 33-2246).

4.2
First Supplemental Indenture, dated as of May 22, 1986, amending the Indenture dated as of April 15, 1985, between the Company and Morgan Guaranty Trust Company of New York, as Trustee (incorporated by reference from Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1986, Commission File No. 0-13295).

4.3
Second Supplemental Indenture, dated as of March 15, 1987, amending the Indenture dated as of April 15, 1985, between the Company and Morgan Guaranty Trust Company of New York, as Trustee (incorporated by reference from Exhibit 4.3 to the Company's Current Report on Form 8-K, dated April 24, 1987, Commission File No. 0-13295).

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

4.7
First Supplemental Indenture, dated as of October 1, 2005, amending the Indenture dated as of July 15, 1991, between the Company and U.S. Bank National Association (as successor to the former Trustee)(incorporated by reference from Exhibit 4.3 to Amendment No. 5 to the Company’s Registration Statement on Form S-3 filed October 20, 2005, Commission File No. 333-114075).

4.8
Support Agreement, dated as of December 21, 1984, between the Company and Caterpillar (incorporated by reference from Exhibit 10.2 to the Company's amended Form 10, for the year ended December 31, 1984, Commission File No. 0-13295).

4.9
First Amendment to the Support Agreement dated June 14, 1995, between the Company and Caterpillar (incorporated by reference from Exhibit 4 to the Company's Current Report on Form 8-K, dated June 14, 1995, Commission File No. 0-13295).

10.1
Tax Sharing Agreement, dated as of June 21, 1984, between the Company and Caterpillar (incorporated by reference from Exhibit 10.3 to the Company's amended Form 10, for the year ended December 31, 1984, Commission File No. 0-13295).

10.2
Credit Agreement, dated as of September 21, 2006, among the Company, Caterpillar, Caterpillar International Finance plc, Caterpillar Finance Corporation, certain other financial institutions named therein, and Citibank International plc, The Bank of Tokyo-Mitsubishi UFJ, Ltd., ABN AMRO Bank N.V., Bank of America N.A., J.P. Morgan Securities, Inc., Société Générale and Citigroup Global Markets Inc. (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated September 27, 2006, Commission File No. 0-11241).

10.3
Credit Agreement, dated as of September 22, 2005, among the Company, Caterpillar, Caterpillar Finance Corporation, certain other financial institutions named therein and Citibank, N.A., The Bank of Tokyo-Mitsubishi, Ltd., ABN AMRO Bank N.V., Bank of America, N.A., Barclays Bank plc, J.P. Morgan Securities, Inc., Société Générale and Citigroup Global Markets Inc. (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated September 28, 2005, Commission File No. 0-11241).

12
Statement Setting Forth Computation of Ratio of Profit to Fixed Charges of Caterpillar Financial Services Corporation and subsidiaries. The ratios were 1.66, 1.67 and 1.78 for the years ended December 31, 2006, 2005 and 2004, respectively.

23	Consent of Independent Registered Public Accounting Firm.
31
Certifications of Kent M. Adams, President, Director and Chief Executive Officer of Caterpillar Financial Services Corporation, and Edward J. Scott, Executive Vice President and Chief Financial Officer of Caterpillar Financial Services Corporation, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certifications of Kent M. Adams, President, Director and Chief Executive Officer of Caterpillar Financial Services Corporation, and Edward J. Scott, Executive Vice President and Chief Financial Officer of Caterpillar Financial Services Corporation, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Caterpillar Financial Services Corporation
(Registrant)

Dated: February 23, 2007	By:	/s/ Michael G. Sposato
Michael G. Sposato, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date	Signature	Title
February 23, 2007	/s/ Kent M. Adams Kent M. Adams	President, Director and Chief Executive Officer

February 23, 2007	/s/ Steven H. Wunning Steven H. Wunning	Director

February 23, 2007	/s/ Edward J. Scott Edward J. Scott	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

February 23, 2007	/s/ Steven R. Elsesser Steven R. Elsesser	Controller (Principal Accounting Officer)

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we concluded that, as of December 31, 2006, our internal control over financial reporting was effective based on those criteria.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their report appears immediately following Management’s Report on Internal Control over Financial Reporting.

REMEDIATION OF PREVIOUSLY DISCLOSED MATERIAL WEAKNESS

Management previously concluded as of June 30, 2006, that we did not maintain effective controls over the preparation and review of our Consolidated Statements of Cash Flows. Specifically, we did not maintain effective internal controls over the accuracy of the classification of interest paid (primarily discounts paid on commercial paper) as cash flows from operating activities as required by generally accepted accounting principles in our Consolidated Statements of Cash Flows. This control deficiency resulted in the restatement of our interim consolidated financial statements for the three months ended March 31, 2006. Additionally, this control deficiency could have resulted in a misstatement of operating and financing cash flows that would have resulted in a material misstatement in the annual or interim consolidated financial statements that would not have been prevented or detected. Accordingly, management determined that this control deficiency constituted a material weakness in internal control over financial reporting as of June 30, 2006.

Management implemented controls and enhanced procedures to remediate the material weakness noted above. These controls included a review of the classification requirements of each component line item and the individual elements that comprise each line item on the Consolidated Cash Flows, in accordance with FAS 95, “Statement of Cash Flows.” Controls over the preparation have been enhanced through additional training and supervision of the accounting personnel. In addition, management has implemented more robust review controls surrounding the cash flow preparation process. We tested the newly implemented controls and found them to be effective and have concluded as of December 31, 2006, this material weakness has been remediated.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Caterpillar Financial Services Corporation:

We have completed integrated audits of Caterpillar Financial Services Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1)  present fairly, in all material respects, the financial position of Caterpillar Financial Services Corporation and its subsidiaries at December 31, 2006, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation and the manner in which it accounts for defined benefit pension and other postretirement plans in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Peoria, Illinois
February 22, 2007

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF PROFIT
For the Years Ended December 31,
(Dollars in Millions)

	2006	2005	2004
Revenues:
Wholesale finance	$491	$353	$211
Retail finance	1,315	1,073	851
Operating lease	806	772	722
Other	151	156	140
Total revenues	2,763	2,354	1,924

Expenses:
Interest	1,029	783	532
Depreciation on equipment leased to others	631	615	575
General, operating, and administrative	337	312	279
Provision for credit losses	68	92	105
Other	10	15	9
Total expenses	2,075	1,817	1,500

Profit before income taxes	688	537	424

Provision for income taxes (Note 12)	215	173	137
Profit	$473	$364	$287

See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
At December 31,
(Dollars in Millions, except share data)

	2006	2005	2004
Assets:
Cash and cash equivalents	$136	$87	$98
Finance receivables (Notes 2 and 3)
Retail notes receivable	5,021	4,916	4,580
Wholesale notes receivable	5,098	5,328	4,789
Notes receivable from Caterpillar (Note 14)	75	88	120
Finance leases and installment sale contracts - Retail	15,269	13,348	11,769
Finance leases and installment sale contracts - Wholesale	420	353	185
	25,883	24,033	21,443
Less: Unearned income	1,874	1,549	1,261
Allowance for credit losses	319	302	278
Total net finance receivables	23,690	22,182	19,904

Equipment on operating leases,
less accumulated depreciation (Note 5)	2,562	2,631	2,569
Deferred income taxes (Note 12)	40	33	28
Other assets	908	966	973
Total assets	$27,336	$25,899	$23,572

Liabilities and stockholder's equity:
Payable to dealers and others	$286	$221	$221
Payable to Caterpillar - other (Note 14)	34	25	23
Accrued expenses	257	283	179
Income taxes payable	98	69	23
Payable to Caterpillar - borrowings (Note 14)	87	199	333
Short-term borrowings (Note 8)	5,398	4,997	5,464
Current maturities of long-term debt (Note 9)	4,038	4,153	3,519
Long-term debt (Note 9)	13,521	12,611	10,713
Deferred income taxes and other liabilities (Note 12)	379	375	377
Total liabilities	24,098	22,933	20,852

Commitments and contingent liabilities (Note 11)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid-in amount)	745	745	745
Retained earnings	2,177	2,054	1,690
Accumulated other comprehensive income	316	167	285
Total stockholder's equity	3,238	2,966	2,720

Total liabilities and stockholder's equity	$27,336	$25,899	$23,572

See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
For the Years Ended December 31,
 (Dollars in Millions)

	2006		2005		2004
Common stock - one share (at paid-in amount):
Balance at beginning of year	$745		$745		$745
Balance at year-end	745		745		745

Retained earnings:
Balance at beginning of year	2,054		1,690		1,403
Profit	473	$473	364	$364	287	$287
Dividend paid to Cat Inc.	(350)		-		-
Balance at year-end	2,177		2,054		1,690

Accumulated other comprehensive income:
Foreign currency translation adjustment
Balance at beginning of year	141		278		163
Aggregate adjustment for year	154	154	(137)	(137)	115	115
Balance at year-end	295		141		278
Interest rate derivative instruments (net of tax) (Notes 1F and 10)
Balance at beginning of year net of tax of: 2006 - $15; 2005 - $1; 2004 - $9	22		-		(18)
Net gains/(losses) deferred during year net of tax of: 2006 - $4 ; 2005 - $9; 2004 - $5	6	6	14	14	(10)	(10)
Net (gains)/losses reclassed to earnings during year net of tax of: 2006 - $10; 2005 - $5; 2004 - $15	(12)	(12)	8	8	28	28
Balance at year-end net of tax of: 2006 - $9; 2005 - $15; 2004 - $1	16		22		-
Other instruments (net of tax)
Balance at beginning of year	4		7		5
Aggregate adjustment for year	1	1	(3)	(3)	2	2
Balance at year-end	5		4		7
Total accumulated other comprehensive income	316		167		285

Comprehensive income		$622		$246		$422

Total stockholder's equity	$3,238		$2,966		$2,720

See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(Dollars in Millions)
	2006	2005	2004
Cash flows from operating activities:
Profit	$473	$364	$287
Adjustments for non-cash items:
Depreciation and amortization	654	636	597
Amortization of purchase discount	(386)	(260)	(137)
Provision for credit losses	68	92	105
Gain on sale of receivables	(21)	(19)	(20)
Other, net	(20)	(85)	18
Changes in assets and liabilities:
Receivables from others	5	12	(40)
Other receivables/payables with Caterpillar	(5)	-	15
Payable to dealers and others	59	3	30
Accrued expenses and other liabilities, net	(55)	149	(40)
Income taxes payable	26	47	(33)
Other assets, net	2	(3)	1
Net cash provided by operating activities	800	936	783

Cash flows from investing activities:
Expenditures for equipment on operating leases and for non-leased equipment	(1,152)	(1,297)	(1,228)
Proceeds from disposals of equipment	818	763	646
Additions to finance receivables	(35,561)	(33,961)	(20,556)
Collections of finance receivables	32,670	29,449	16,963
Additions to retained interests in securitized wholesale receivables	-	-	(6,686)
Collections of retained interests in securitized wholesale receivables	-	-	5,722
Proceeds from sales of receivables	2,110	1,430	1,363
Net change in Notes receivable from Caterpillar	14	24	245
Proceeds from sale of partnership investment	-	-	290
Other, net	76	22	29
Net cash used in investing activities	(1,025)	(3,570)	(3,212)

Cash flows from financing activities:
Payable to Caterpillar - borrowings and other	(123)	(111)	(159)
Proceeds from debt issued (original maturities greater than three months)	9,814	14,000	10,407
Payments on debt issued (original maturities greater than three months)	(9,531)	(10,960)	(8,611)
Short-term borrowings, net (original maturities three months or less)	457	(298)	812
Dividend paid to Cat Inc.	(350)	-	-
Other	4	-	-
Net cash provided by financing activities	271	2,631	2,449

Effect of exchange rate changes on cash	3	(8)	9

Increase/(decrease) in cash and cash equivalents	49	(11)	29

Cash and cash equivalents at beginning of year	87	98	69

Cash and cash equivalents at end of year	$136	$87	$98
Cash paid for interest on both short-term and long-term borrowings	$1,009	$753	$507
Cash paid for taxes	$197	$144	$83

See Notes to Consolidated Financial Statements.
All short-term investments, which consist primarily of highly liquid investments with original maturities of less than three months, are considered to be cash equivalents.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of consolidation

Caterpillar Financial Services Corporation, a Delaware corporation organized in 1981 (together with its subsidiaries, "Cat Financial," "the Company," "we," and "our"), is a wholly-owned finance subsidiary of Caterpillar Inc. (together with its other subsidiaries, "Caterpillar" or "Cat"). Our primary business is to provide retail-financing alternatives for Caterpillar products to customers and dealers around the world. Such retail financing is primarily comprised of financing of Caterpillar equipment, machinery, and engines. In addition, we also provide financing for vehicles, power generation facilities, and marine vessels that, in most cases, incorporate Caterpillar products. We also provide wholesale financing to Caterpillar dealers and purchase short-term dealer receivables from Caterpillar.

The financial statements include the accounts of Cat Financial. Investments in companies that are owned 20 percent to 50 percent or are less than 20 percent owned and for which we have significant influence are accounted for by the equity method. Investments in companies that are less than 20 percent owned and for which we do not have significant influence are accounted for by the cost method. We consolidate all variable interest entities where we are the primary beneficiary. All material intercompany balances have been eliminated. The assets of Caterpillar Financial are not available to pay creditors of any of its affiliates.

Certain amounts for prior periods have been reclassified to conform to the current period presentation.

B. Recognition of earned income

•
Retail finance revenue on finance leases and installment sale contracts is recognized over the term of the contract at a constant rate of return on the scheduled outstanding principal balance. Revenue on retail notes is recognized based on the daily balance of retail receivables outstanding and the applicable interest rate.

•	Operating lease revenue is recorded on a straight-line basis in the period earned over the life of the contract.
•
Wholesale revenue on installment sale contracts and finance leases related to financing dealer inventory, rental fleets and on retained interests in securitized wholesale receivables is recognized over the term of the contract at a constant rate of return on the scheduled outstanding principal balance. Revenue on wholesale notes is recognized based on the daily balance of wholesale receivables outstanding and the applicable effective interest rate.

•	Loan origination and commitment fees over five hundred dollars are deferred and then amortized to finance revenue using the interest method over the life of the finance receivables.

Recognition of income is suspended when management determines that collection of future income is not probable (generally after 120 days past due). Accrual is resumed, and previously suspended income is recognized, when the receivable becomes contractually current and/or collection doubts are removed. Cash receipts on impaired finance receivables are first recorded against the receivable and then to any unrecognized income. A finance receivable is considered impaired, based on current information and events, if it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan or finance lease.

C. Depreciation

Depreciation for equipment on operating leases is recognized using the straight-line method over the lease term, typically one to seven years. The depreciable basis is the original cost of the equipment less the estimated residual value of the equipment at the end of the lease term.

D. Residual values

The residuals for leases classified as operating leases, in accordance with Statement of Financial Accounting Standards No. 13 (SFAS 13), "Accounting for Leases,” are included in Equipment on operating leases. The residuals for leases classified as capital leases, in accordance with SFAS 13, are included in Finance leases and installment sale contracts.

During the term of the leases, residual amounts are monitored. If estimated market values significantly decline due to economic factors, obsolescence or other adverse circumstances, the residuals are adjusted to the lower estimated values by a charge to earnings. For equipment on operating leases, the charge is recognized through depreciation expense. For finance leases, it is recognized through a reduction of finance revenue.

     E. Amortization

Debt issuance costs are capitalized and amortized to interest expense over the term of the debt issue.

F. Derivative financial instruments

Our earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates and interest rates. Our "Risk Management Policy" (Policy) allows for the use of derivative financial instruments to prudently manage foreign currency exchange rate and interest rate exposure. Our Policy specifies that derivatives are not to be used for speculative purposes. Derivatives that we use are primarily foreign currency forward and option contracts and interest rate swaps. Our derivative activities are subject to the management, direction and control of our financial officers. Risk management practices, including the use of financial derivative instruments, are presented to the Audit Committee of the Caterpillar Board of Directors at least annually.

All derivatives are recognized on the Consolidated Statements of Financial Position at their fair value. All derivatives in a net receivable position are included in Other assets, and those in a net liability position are included in Accrued expenses. On the date the derivative contract is entered into, we designate the derivative as (1) a hedge of the fair value of a recognized liability ("fair value" hedge); (2) a hedge of a forecasted transaction or the variability of cash flow to be paid ("cash flow" hedge); or (3) an "undesignated" instrument. Changes in the fair value of a derivative that is qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged liability that is attributable to the hedged risk, are recorded in current earnings. Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge are recorded in other comprehensive income until earnings are affected by the forecasted transaction or the variability of cash flow and are then reported in current earnings. Changes in the fair value of undesignated derivative instruments and the ineffective portion of designated derivative instruments are reported in current earnings. Cash flows from designated derivative financial instruments are classified within the same category as the item being hedged on the Consolidated Statements of Cash Flows. Cash flows from undesignated derivative financial instruments are included in the investing category on the Consolidated Statements of Cash Flows.

We formally document all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value hedges to specific liabilities on the Consolidated Financial Position and linking cash flow hedges to specific forecasted transactions or variability of cash flow.

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

     G. Allowance for credit losses

The allowance for credit losses is evaluated on a regular basis and adjusted based upon management's best estimate of probable losses inherent in our finance receivables. Uncollectible receivable balances, including accrued interest, are written off against the allowance for credit losses when the underlying collateral is repossessed or when we determine that it is probable that the receivable balance is uncollectible. Subsequent recoveries, if any, are credited to the allowance for credit losses when received.

H. Income taxes

We have a tax sharing agreement with Caterpillar under which we combine our tax position with that of Caterpillar's when appropriate. When we combine our tax positions under this agreement, we pay to or receive from Caterpillar our allocated share of income taxes or credits.

Differences between accounting rules and tax laws cause differences between the bases of certain assets and liabilities for financial reporting and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities netted by tax jurisdiction and taxpayer.

I. Foreign currency translation

Assets and liabilities of foreign subsidiaries (the majority of which use the local currency as their functional currency) are translated at current exchange rates. The effects of translation adjustments are reported as a separate component of Accumulated other comprehensive income entitled "Foreign currency translation adjustment." Gains and losses resulting from the translation of foreign currency amounts to functional currency are included in Other revenue on the Consolidated Statements of Profit.

J. Sales and servicing of finance receivables

We periodically sell retail receivables in securitization transactions. When retail finance receivables are securitized, we retain interests in the receivables in the form of interest-only strips, servicing rights, cash reserve accounts and subordinated certificates. The retained interests are recorded in Other assets at fair value. We estimate fair value based on the present value of future expected cash flows using key assumptions for credit losses, pre-payment speeds and discount rates. Gains or losses are recorded in Other revenue at the time of sale and are based on the estimated fair value of the assets sold and retained and liabilities incurred, net of transaction costs.

Prior to June 2005, wholesale finance receivables were securitized. The retained interests in these receivables were held in the form of certificates. Currently, Cat Financial sells interests in wholesale receivables to third-party commercial paper conduits, where we retain the remaining interests in the receivables. The carrying value of the remaining interests approximates fair value due to the short-term nature of these receivables and is included in Wholesale notes receivable. Gains or losses included in Other revenue are principally the difference between the unearned discount on the sold portion, less the related costs.

Please refer to Note 4 for more information on sales and servicing of finance receivables.

K. Use of estimates in the preparation of financial statements

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts. The more significant estimates are the allowance for credit losses and residual values for leased assets. Other significant estimates are the assumptions used to determine the fair value of derivatives and retained interests in securitizations. Actual results may differ from these estimates.

L. New accounting standards

SFAS 123R - In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R (revised 2004), "Share-Based Payment," (SFAS 123R). SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R also establishes fair value as the measurement method in accounting for share-based payments. The FASB required the provisions of SFAS 123R be adopted for interim or annual periods beginning after June 15, 2005. In April 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R for public companies. In accordance with this rule, Caterpillar Inc. adopted this new accounting standard effective January 1, 2006, using the modified prospective transition method. Caterpillar Inc. did not modify the terms of any previously granted options in anticipation of the adoption of SFAS 123R. Caterpillar Inc. allocated to Cat Financial a portion ($4 million for 2006) of the expense resulting from the adoption of SFAS 123R.

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

SFAS 156 - In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 (SFAS 156), "Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140." SFAS 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. In addition, this Statement permits an entity to choose between two measurement methods (amortization method or fair value measurement method) for each class of separately recognized servicing assets and liabilities. This new accounting standard is effective January 1, 2007. The adoption of SFAS 156 is not expected to have a material impact on our financial statements.

FIN 48 - In July 2006, the FASB issued FIN 48 “Accounting For Uncertainty In Income Taxes - an Interpretation of FASB Statement 109.” FIN 48 clarifies that an entity’s tax benefits recognized in tax returns must be more likely than not of being sustained prior to recording the related tax benefit in the financial statements. As required by FIN 48, we will adopt this new accounting standard effective January 1, 2007. The adoption of FIN 48 will not have a material impact on our financial statements.

SFAS 157 - In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), “Fair Value Measurements.” SFAS 157 provides a common definition of fair value and a framework for measuring assets and liabilities at fair values when a particular standard prescribes it. In addition, the Statement expands disclosures about fair value measurements. As required by SFAS 157, we will adopt this new accounting standard effective January 1, 2008. We are currently reviewing the impact of SFAS 157 on our financial statements. We expect to complete this evaluation in 2007.

SFAS 158 - In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (SFAS 158), "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. Also, the measurement date - the date at which the benefit obligation and plan assets are measured - is required to be the company's fiscal year end. As required by SFAS 158, we adopted the balance sheet recognition provisions as of December 31, 2006, and will adopt the year-end measurement date in 2008. The adoption of SFAS 158 is currently expected to have no material impact to our Statement of Financial Position since Cat Financial is considered a participant in the Caterpillar Inc. retirement plan for which we are charged a share of plan expenses but are not required to record assets or liabilities of the plan.

         NOTE 2 - RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

The contractual maturities and future scheduled payments of outstanding receivables, as of December 31, 2006, were:

(In millions)
Amounts due in	Retail Installment Sale Contracts	Wholesale Installment Sale Contracts	Retail Finance Leases	Wholesale Finance Leases	Retail Notes	Wholesale Notes	Total

2007	$3,046	$88	$2,535	$76	$1,749	$4,585	$12,079
2008	2,186	21	1,810	51	1,031	366	5,465
2009	1,373	18	1,149	37	663	123	3,363
2010	679	14	585	14	465	16	1,773
2011	220	8	232	1	318	1	780
Thereafter	31	-	266	1	795	7	1,100
	7,535	149	6,577	180	5,021	5,098	24,560
Residual value	-	-	1,157	91	-	-	1,248
Less: Unearned income	783	7	806	14	85	179	1,874

Total	$6,752	$142	$6,928	$257	$4,936	$4,919	$23,934
Add: Notes receivable from Caterpillar							75
Less: Allowance for credit losses							319
Total net finance receivables							$23,690

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

(In millions)	2006	2005	2004
Impaired loans/finance leases for which there is a related allowance for credit losses (related allowance of $26 million, $20 million and $52 million, respectively)	$ 133	$ 98	$ 180
Impaired loans/finance leases for which there is no related allowance for credit losses (due to sufficient underlying value)	60	73	80
Total investment in impaired loans/finance leases as of December 31,	$193	$171	$260

Average investment in impaired loans/finance leases	$168	$233	$380

Non-accrual and past due loans or leases

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

(In millions)	2006	2005	2004
Investment in loans/leases on non-accrual status as of December 31,	$190	$175	$176
Investment in loans/leases past due over 90 days and still accruing	$18	$31	$11

In estimating the allowance for credit losses, we review accounts that are past due, non-performing, or in bankruptcy.

Allowance for credit losses activity for the year ended December 31,
(In millions)	2006	2005	2004
Balance at beginning of year	$302	$278	$241
Provision for credit losses	68	92	105
Receivables written off	(63)	(62)	(88)
Recoveries on receivables previously written off	16	17	16
Adjustment related to sale of receivables	(13)	(12)	(6)
Foreign currency translation adjustment	9	(11)	10

Balance at end of year	$319	$302	$278

Allowance for credit losses as a percent of finance receivables (excluding Notes receivable from Caterpillar), net of unearned income	1.33%	1.35%	1.38%

     NOTE 3 - FINANCE LEASES

The components of finance leases as of December 31, were as follows:

(In millions)	2006	2005	2004
Total minimum lease payments receivable	$6,757	$5,627	$4,948
Estimated residual value of leased assets:
Guaranteed	572	466	431
Unguaranteed	676	557	541
	8,005	6,650	5,920
Less: Unearned income	820	641	564

Net finance leases	$7,185	$6,009	$5,356

NOTE 4 - SALES AND SERVICING OF FINANCE RECEIVABLES

Cat Financial securitizes retail installment sales contracts and finance leases into public asset-backed securitization facilities. In addition, Cat Financial has sold interests in wholesale receivables to third-party commercial paper conduits. These transactions provide a source of liquidity and allow for better management of our balance sheet capacity. In addition, we sell individual loans and leases to third parties to manage our concentration of credit risk with certain customers. None of the receivables that are directly or indirectly sold to third parties in any of the foregoing transactions are available to pay our creditors.

Securitized Retail Installment Sales Contracts and Finance Leases. During 2006, 2005 and 2004, we securitized retail installment sale contracts and finance leases into public asset-backed securitization facilities. The securitization trusts involved in our retail securitizations are qualifying special-purpose entities (QSPEs) and thus, in accordance with Statement of Financial Accounting Standard No. 140 (SFAS 140), "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," are not consolidated. These finance receivables, which are being held in securitization trusts, are secured by new and used equipment. We retained servicing responsibilities and retained interests related to these securitizations. Retained interests include subordinated certificates with an initial fair value of $4 million in 2006 ($8 million in 2005 and 2004), an interest in future cash flows (excess) with an initial fair value of $3 million in 2006 ($1 million in 2005 and $2 million in 2004), and reserve accounts each with an initial fair value of $10 million ($12 million in 2005 and $10 million in 2004). Our retained interests are generally subordinate to the investors’ interests and are included in Other assets in our Consolidated Statements of Financial Position. A net gain of $7 million was recognized on the 2006 transaction ($12 million in 2005 and $13 million in 2004). Significant assumptions used to estimate the fair value of the retained interests (excess and the reserve account) and subordinated certificates at the time of the transaction were:

	2006	2005	2004
Discount rate	11.2%	10.8%	10.7%
Weighted-average prepayment rate	14.0%	14.0%	14.0%
Expected credit losses	1.0%	1.0%	1.0%

These assumptions are based on our historical experience, market trends and anticipated performance relative to the particular assets securitized.

During 2006, 2005 and 2004, we also serviced the finance receivables in the public securitizations for which we receive an annual servicing fee of approximately 1.0 percent of the unpaid note value. We generally do not record a servicing asset or liability since the servicing fee is considered fair market compensation.

As of December 31, 2006, 2005 and 2004, the subordinated retained interests in the public securitizations totaled $68 million, $72 million and $73 million, respectively. Key assumptions used to determine the fair value of the retained interests as of such dates were:

	2006	2005	2004
Cash flow discount rates on retained interests and subordinated tranches	7.33%	10.7%	10.7%
Weighted-average maturity in months	31	30	28
Average prepayment rate	14.0%	14.0%	14.0%
Expected credit losses	1.0%	1.0%	1.0%

         To estimate the impact on income due to changes to the key economic assumptions used to estimate the fair value of residual cash flows in retained interests from retail finance receivable securitizations, we compute a "shocked" fair value of retained interests. The difference between the current fair value and the "shocked" fair value is an estimate of our sensitivity to a change in the assumptions. We determine the "shocked" fair value by applying 10 percent and 20 percent adverse changes to individual assumptions used to calculate the fair value as of December 31, 2006. This estimate does not adjust for other variations that may occur should one of the assumptions actually change. Accordingly, no assurance can be given that actual results would be consistent with the results of our estimate. Our sensitivity analysis indicated that the impact of a 20 percent adverse change in individual assumptions used to calculate the fair value of all our retained interests as of December 31, 2006, would be $3 million or less and as of December 31, 2005 and 2004 would be $2 million or less.

Characteristics of securitized retail receivables
(In millions)	2006	2005	2004
Total securitized principal balance at December 31,	$1,227	$980	$815
Average securitized principal balance for the year ended December 31,	$1,162	$1,085	$873
Loans > 30 days past due at year ended December 31,	$34	$23	$26
Net credit losses during the year	$5	$3	$4

Securitized Wholesale Receivables. We purchase Caterpillar North American dealer trade receivables at a discount. The discount is an estimate of the amount of revenue that would be earned at a market rate on the receivables over their expected life. We receive an annual servicing fee of approximately 0.5 percent of the average outstanding principal balance of the securitized wholesale receivables transferred to third party purchasers. As this servicing fee is representative of market rates, no servicing asset or liability is recorded. Discount on the portion of the receivables that are not sold is amortized on an effective yield basis over the life of the receivables and recognized as Wholesale finance revenue. Because the receivables are short-term in nature, the carrying amount approximates the fair value, and the gain, included in Other revenue, is principally the difference between the unearned discount on the sold portion, less the related costs over their remaining term. Expected credit losses are assumed to be zero percent because dealer receivables have historically had no losses and none are expected in the future.

Prior to June 2005, we securitized wholesale receivables through a revolving securitization structure under which eligible dealer receivables purchased from Caterpillar were initially securitized into a trust ("Trust"). The Trust subsequently issued a certificate, collateralized by a portion of those dealer receivables, to third party purchasers, with a corresponding reduction in our retained interests in the Trust. The Trust involved in our wholesale securitization was a QSPE through August 2004 and thus, in accordance with SFAS 140, was not consolidated. The outstanding principal balance of the collateralized trust obligation certificate (CTO) was not included in our Consolidated Statements of Financial Position during these periods. The Trust also issued a transferor certificate (certificated retained interest) to Cat Financial for the portion not represented by the CTO. The certificated retained interests were included in Retained interests in securitized wholesale receivables in our Consolidated Statements of Financial Position. Due to a high volume of dealer receivable financing activity from September 2004 through May 2005, we held more than 90 percent of the beneficial interest of the Trust in the form of retained interests. Thus, during this period, the Trust did not qualify as a QSPE as defined by SFAS 140. We, therefore, consolidated the Trust in accordance with FIN 46R, "Consolidation of Variable Interest Entities" (revised) as it represents a variable interest entity for which we are the primary beneficiary. As a result of the consolidation, there is no certificated retained interest reflected in our Consolidated Statements of Financial Position as of December 31, 2004. However, the receivables owned by the Trust of $2.587 billion are included in Wholesale notes receivables in our Consolidated Statements of Financial Position as of December 31, 2004. Other than the retained interests, the investors and the securitization facilities had no recourse to our assets for failure of debtors to pay when due. For our retained interests in securitized wholesale receivables, carrying amount approximated fair value due to the short-term nature of these receivables. During 2004, we recognized a pre-tax gain on the sale of dealer receivables of $5 million.

In June 2005, the manner in which Cat Financial sold wholesale receivables was restructured. As a result, the Trust was terminated and the receivables held by the Trust were transferred back to Cat Financial (See Sales of Interests in Wholesale Receivables discussion below for further details).

Characteristics of securitized wholesale receivables
(In millions)	2006	2005	2004
Collateralized trust obligation balance as of December 31,	$-	$-	$-
Certificated retained interests balance as of December 31,	$-	$-	$-
Average collateralized trust obligation for the year ended December 31,	$-	$-	$240
Average certificated retained interests in securitized wholesale receivables*	$-	$-	$1,936

* Due to the consolidation of the Trust discussed above, for 2004 there is no certificated retained interest balance, however, the receivables owned by the Trust of $2.587 billion were included in Wholesale notes receivables and average balances include only the periods the Trust was a QSPE.

Cash flows from Retail and Wholesale securitizations
(In millions)	2006		2005		2004
	Dealer Receivables	Finance Receivables	Dealer Receivables	Finance Receivables	Dealer Receivables	Finance Receivables
Cash proceeds from initial sales of receivables	$-	$947	$-	$829	$-	$639
Proceeds from collections reinvested in revolving securitization*	$-	$-	$-	$-	$663	$-
Proceeds from collections of retained interests in securitized wholesale receivables*	$-	$-	$-	$-	$5,722	$-
Servicing fees received*	$-	$12	$-	$11	$2	$9
Other cash flows received on retained interests	$-	$41	$-	$38	$-	$34

* For 2004, proceeds and servicing fees received include only the periods the Trust was a QSPE.

Sales of Interests in Wholesale Receivables. In June 2005, Cat Financial transferred an undivided interest of $240 million in wholesale receivables to third party purchasers. In accordance with SFAS 140, this transfer to the third party purchasers is accounted for as a sale. During 2006 and 2005, we recognized a pre-tax gain on the sale of wholesale receivables of $4 million and $2 million, respectively. In addition, we receive an annual servicing fee of approximately 0.5 percent of the average outstanding principal balance of the interests in the wholesale receivables sold. As of December 31, 2006 and 2005, the outstanding principal balance of the wholesale receivables sold was $240 million.

The remaining interests as of December 31, 2006 and 2005, of $2.718 billion and $3.028 billion, respectively, is included in Wholesale notes receivable in our Consolidated Statements of Financial Position. The cash collections from these receivables held by Cat Financial (including those attributable to the off-balance-sheet assets) are first applied to satisfy any obligations of Cat Financial to the third party purchasers. The third party purchasers have no recourse to our assets, other than the remaining interests, for failure of debtors to pay when due. For our remaining interests in wholesale receivables, carrying amount approximated fair value due to the short-term nature of these receivables.

Other managed assets. In addition to the sales and servicing of finance receivables, we also sell individual leases and finance receivables to third parties with limited or no recourse to us to reduce our concentration of credit risk related to certain customers. We maintain servicing for these off-balance sheet assets, which totaled $362 million, $237 million and $92 million for 2006, 2005 and 2004, respectively. Since we do not receive a servicing fee for these assets, a servicing liability is recorded. As of December 31, 2006, this liability is not significant.

Total off-balance-sheet managed assets as of December 31,

(In millions)	2006	2005	2004
Installment sale contracts securitized	$1,174	$934	$767
Finance leases securitized	53	46	48
Less: retained interests (included in Other assets)	(68)	(72)	(73)
Off-balance-sheet securitized receivables	1,159	908	742
Wholesale receivables sold	240	240	-
Other managed assets	362	237	92
Total	$1,761	$1,385	$834

NOTE 5 - EQUIPMENT ON OPERATING LEASES

Components of equipment on operating leases, less accumulated depreciation as of December 31, were as follows:

(In millions)	2006	2005	2004
Equipment on operating leases, at cost	$3,833	$3,789	$3,720
Less: Accumulated depreciation	1,271	1,158	1,151
Equipment on operating leases, net	$2,562	$2,631	$2,569

At December 31, 2006, scheduled minimum rental payments for operating leases were as follows:

2007	2008	2009	2010	2011	Thereafter	Total
$569	$462	$258	$132	$43	$8	$1,472

NOTE 6 - CONCENTRATION OF CREDIT RISK

Our portfolio is primarily comprised of receivables under installment sale contracts, receivables arising from leasing transactions, notes receivable and retained interests in securitized wholesale receivables. Percentages of the total value of our portfolio (total net finance receivables, plus retained interests in securitized wholesale receivables, plus equipment on operating leases, less accumulated depreciation) represented by each financing plan as of December 31, were as follows:

	2006	2005	2004
Retail Financing:
Installment sale contracts	25%	25%	24%
Tax leases (operating or finance)	17%	17%	19%
Customer loans	16%	16%	16%
Finance (non-tax) leases	17%	15%	14%
Dealer loans	3%	4%	4%
Government lease-purchase contracts	1%	1%	1%
Wholesale financing, including retained interests in securitized wholesale receivables	21%	22%	22%

Receivables from customers in construction-related industries made up approximately one-third of total finance receivables, plus retained interests in securitized wholesale receivables as of December 31, 2006, 2005 and 2004. Approximately 65 percent of construction-related receivables relates to customers in North America. No single customer or dealer represented a greater than 10 percent concentration of credit risk. We typically maintain a security interest in retail financed equipment and require physical damage insurance coverage on all financed equipment. For information concerning business segments see Note 16.

Regarding our derivative instruments, collateral is not generally required of the counterparties or of our Company. We do not anticipate non-performance by us or any of the counterparties. Our exposure to credit loss in the event of non-performance by the counterparties is limited to only those gains that we have recorded, but have not yet received cash payment. As of December 31, 2006, 2005 and 2004, the exposure to credit loss was $62 million, $96 million and $78 million, respectively. For information concerning derivatives see Note 10.

NOTE 7 - CREDIT LINES

At December 31, 2006, we had the following credit lines available:

Revolving credit lines.  We participate in three global credit facilities with a syndicate of banks totaling $6.450 billion available in the aggregate to both Caterpillar Inc. and Caterpillar Financial Services Corporation (along with specified subsidiaries of Caterpillar Financial Services Corporation in connection with certain sub-facilities). These credit facilities are used to support commercial paper programs. Based on an allocation decision by Caterpillar Inc. and Caterpillar Financial Services Corporation, which can be revised at any time, the aggregate portion of the credit facilities available to Caterpillar Financial Services Corporation at December 31, 2006, was $5.450 billion. A five-year facility of $1.625 billion expires in September 2010 and a five-year facility of $2.975 billion expires in September 2011. A 364-day facility of $1.850 billion expires in September 2007 and contains a provision that allows Caterpillar Inc. or Caterpillar Financial Services Corporation to obtain a one-year loan for up to the full amount of the facility in September 2007 that would mature in September 2008. Each of the facilities includes one or more sub-facilities that allow one or more specified subsidiaries of Caterpillar Financial Services Corporation to borrow in certain non-U.S. dollar currencies.

As part of the 2005 global credit facilities renewal, the year-end leverage covenant has been increased to 8.5:1, from the previous level of 8:1, which aligns it with the 8.5:1 six-month moving average leverage covenant. At December 31, 2006, there were no borrowings under these lines, and we were in compliance with all debt covenants.

In addition to the syndicated global credit facilities, our Australian subsidiary has an A$50 million (USD equivalent $40 million) credit facility with one bank to support its commercial paper program.

Variable amount lending agreements with Caterpillar. Under these agreements, we may borrow up to $1.9 billion from Caterpillar, and Caterpillar may borrow up to $1.2 billion from us. The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice. We had notes payable of $87 million and notes receivable of $75 million outstanding as of December 31, 2006, compared to notes payable of $199 million and notes receivable of $88 million as of December 31, 2005. Please refer to Note 14 for more information concerning activity under these lines.

Bank Borrowings. Credit lines with banks total $1.503 billion and will be eligible for renewal at various future dates or have no specified expiration date. They are used by our subsidiaries for local funding requirements. At December 31, 2006, we had $673 million outstanding against these credit lines compared to $601 million as of December 31, 2005.

NOTE 8 - SHORT-TERM BORROWINGS

Short-term borrowings outstanding as of December 31, were comprised of the following:

(Dollars in millions)	2006		2005		2004
	Balance	Avg. Rate	Balance	Avg. Rate	Balance	Avg. Rate

Commercial paper, net	$4,557	4.4%	$4,235	3.4%	$4,372	2.5%
Payable to banks	251	6.0%	257	6.8%	370	6.6%
Variable denomination floating rate demand notes	590	5.4%	505	4.2%	482	2.3%
Collateralized trust obligation*	-	-	-	-	240	2.3%
Total	$5,398		$4,997		$5,464

*This relates to consolidating the dealer securitization Trust as of December 31, 2004, described in Note 4 of the Notes to the Consolidated Financial Statements.

Additional information about our short-term debt is as follows for the years ended December 31:

(Dollars in millions)	2006	2005	2004
Average short-term borrowings	$5,292	$5,021	$4,654
Weighted average annual interest rate	4.7%	3.3%	2.6%

NOTE 9 - LONG-TERM DEBT

During 2006, we issued $4.552 billion of medium-term notes, of which $1.251 billion were at fixed interest rates and $3.301 billion were at floating interest rates, primarily indexed to LIBOR. At December 31, 2006, the outstanding medium-term notes had remaining maturities ranging up to 20 years.

Long-term borrowings outstanding as of December 31, were comprised of the following:

(Dollars in millions)	2006		2005		2004
	Balance	Avg. Rate	Balance	Avg. Rate	Balance	Avg. Rate

Medium-term notes	$16,899	4.6%	$16,186	4.1%	$13,992	3.3%
Payable to banks	425	8.9%	344	8.7%	5	1.6%
Loans from a company-owned partnership	8	7.0%	8	7.0%	8	7.0%
Unamortized discount	(5)		(6)		(5)
Deposit obligation *	232		232		232
Total	$17,559		$16,764		$14,232

*The deposit obligation has a corresponding security deposit, which is included in Other assets in the Consolidated Statements of Financial Position. This deposit obligation and corresponding security deposit relate to a financing arrangement, which provides us a return. This arrangement requires that we commit to a certain long-term obligation and provide a security deposit, which will fulfill this obligation when it becomes due.

The increase from 2004 to 2005 of 7.1 percent in the average rate for Payable to banks is due to the increase in debt in foreign countries with higher interest rates.

Long-term debt outstanding as of December 31, 2006, matures as follows:

(In millions)
2007	$4,038
2008	3,906
2009	4,005
2010	2,251
2011	944
Thereafter	2,415

Total	$17,559

The above table includes $969 million of medium-term notes that can be called at par value.

NOTE 10 - DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates and interest rates. Our Risk Management Policy (“Policy”) allows for the use of derivative financial instruments to prudently manage foreign currency exchange rate and interest rate exposure. Our Policy specifies that derivatives are not to be used for speculative purposes. Derivatives that we use are primarily foreign currency forward and option contracts and interest rate swaps. Our derivative activities are subject to the management, direction, and control of our senior financial officers. Risk management practices, including the use of financial derivative instruments, are presented to the Audit Committee of the Caterpillar Inc. Board of Directors at least annually.

Foreign Currency Exchange Rate Risk

In managing foreign currency risk, our objective is to minimize earnings volatility resulting from conversion and the re-measurement of net foreign currency balance sheet positions. Our Policy allows the use of foreign currency forward and option contracts to offset the risk of currency mismatch between our receivables and debt. Due to the long-term nature of our net investments in foreign subsidiaries, all such foreign currency forward and option contracts are undesignated. Accordingly, changes in the fair value of undesignated derivative instruments are reported in current earnings as a part of Other revenues.

Other revenue included (gains)/losses of $20 million, ($58) million and $45 million on the undesignated contracts for 2006, 2005 and 2004, respectively, which were substantially offset by balance sheet translation gains and losses.

Interest Rate Risk

Interest rate movements create a degree of risk to our operations by affecting the amount of our interest payments and the value of our fixed rate debt. Our practice is to use interest rate swap agreements to manage our exposure to interest rate changes and, in some cases, to lower the cost of borrowed funds.

            We have a match funding policy that addresses interest rate risk by aligning the interest rate profile (fixed or floating rate) of our debt portfolio with the interest rate profile of our receivables portfolio within pre-determined ranges on an ongoing basis. In connection with that policy, we use interest rate derivative instruments to modify the debt structure to match assets within the receivables portfolio. This match funding reduces the volatility of margins between interest-bearing assets and interest-bearing liabilities, regardless of which direction interest rates move. Our Policy allows us to use fixed-to-floating (fair value hedges), floating-to-fixed and floating-to-floating interest rate swaps (cash flow hedges) to meet our match-funding objective. To support hedge accounting, we designate fixed-to-floating interest rate swaps as fair value hedges of the fair value of our fixed rate debt at the inception of the contract. We designate most floating-to-fixed interest rate swaps as cash flow hedges of the variability of future cash flows at the inception of the swap contract.

Fair value hedges

We liquidated fixed-to-floating interest rate swaps during 2006, 2005 and 2004, which resulted in deferred net gains that are being amortized to earnings ratably over the remaining life of the hedged debt. The unamortized balance as of December 31, 2006, is $7 million, which will be amortized into Interest expense over the next eight years.

Gains/(losses) on fixed-to-floating interest rate swaps included in current earnings as of December 31, were as follows:

(In millions)	2006	2005	2004
Gain/(loss) on designated interest rate derivatives—included in Other revenues	$(44)	$(71)	$(28)
Gain/(loss) on hedged debt—included in Other revenues	$44	$71	$28
Gain/(loss) amortization on liquidated swaps—included in Interest expense	$6	$5	$2

Cash flow hedges

As of December 31, 2006, $12 million of deferred net gains included in equity (Accumulated other comprehensive income), related to our floating-to-fixed interest rate swaps, are expected to be reclassified to Interest expense over the next twelve months.

We also enter into floating-to-fixed forward starting interest rate swaps in order to hedge interest rate risk on future debt issuances. We typically liquidate these swaps upon issuance of the debt, resulting in a deferred net gain or loss that is amortized to earnings ratably over the life of the hedge debt. Amortization of these liquidated swaps, included in Interest expense, totaled $1 million in each of 2006, 2005 and 2004.

NOTE 11 - COMMITMENTS AND CONTINGENT LIABILITIES

We have guaranteed to repurchase loans of certain Caterpillar dealers from third party lenders in the event of default. These guarantees arose in conjunction with our relationship with third party dealers who sell Caterpillar equipment. These guarantees generally have one-year terms and are secured, primarily by dealer assets.

We provide loan guarantees to third party lenders for financing associated with machinery purchased by customers. The guarantees have varying terms and are secured by the machinery.

We have also provided a limited indemnity to a third party bank for $35 million resulting from the assignment of certain leases to that bank. The indemnity is for the remote chance that the insurers of these leases would become insolvent. The indemnity expires on December 15, 2012, and is unsecured.

No loss has been experienced or is anticipated under any of these guarantees. At December 31, 2006, the recorded liability for these guarantees was $9 million, compared to $9 million as of December 31, 2005, and $10 million as of December 31, 2004. The maximum potential amount of future payments (undiscounted and without reduction for any amount that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees as of December 31, are as follows:

(In millions)	2006	2005	2004
Guarantees with Caterpillar dealers	$362	$434	$364
Guarantees with Customers	37	37	15
Limited Indemnity	35	40	44
Guarantees - other	3	3	3
Total guarantees	$437	$514	$426

We are party to agreements in the normal course of business with selected customers and Caterpillar dealers in which we commit to provide a set dollar amount of financing on a pre-approved basis. We also provide lines of credit to selected customers and Caterpillar dealers, of which a portion remains unused as of the end of the period. Commitments and lines of credit generally have fixed expiration dates or other termination clauses. It has been our experience that not all commitments and lines of credit will be used. Management applies the same credit policies when making commitments and granting lines of credit as it does for any other financing. We do not require collateral for these commitments/lines, but if credit is extended, collateral may be required upon funding. The amount of the unused commitments and lines of credit for dealers as of December 31, 2006, was $6.587 billion compared to $4.729 billion as of December 31, 2005, and $5.019 billion as of December 31, 2004. The amount of the unused commitments and lines of credit for customers as of December 31, 2006, was $2.279 billion compared to $1.972 billion as of December 31, 2005, and $1.499 billion as of December 31, 2004.

A loss of $16 million was reported in 2006, in addition to a $7 million loss in 2005, related to the write-down of a repossessed marine vessel. Management continues to work toward disposition of this asset but cannot reasonably determine if there will be any further losses at this time.

We are party to various litigation matters and claims, and while the results cannot be predicted with certainty, management believes the final outcome of such matters and claims will not have a material adverse effect on our consolidated financial position, profit or liquidity.

NOTE 12 - INCOME TAXES

The components of the provision for income taxes were as follows for the years ended December 31:

(In millions)
Current tax provision:	2006	2005	2004
U.S. federal	$153	$132	$2
Non-U.S.	65	61	50
State (U.S.)	6	(1)	-
	224	192	52
Deferred tax provision (credit):
U.S. federal	(20)	(24)	89
Non-U.S.	10	4	(1)
State (U.S.)	1	1	(3)
	(9)	(19)	85

Total provision for income taxes	$215	$173	$137

Current tax provision is the amount of income taxes reported or expected to be reported on our tax returns. Under our tax sharing agreement with Caterpillar, we have paid to or received from Caterpillar, our allocated share of income taxes or credits each quarter.

Differences between accounting rules and tax laws cause differences between the bases of certain assets and liabilities for financial reporting and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities netted by tax jurisdiction and taxpayer. Our consolidated deferred taxes consisted of the following components as of December 31:

(In millions)
Deferred tax assets:	2006	2005	2004
Allowance for credit losses	$70	$77	$67
Expected foreign tax credit	-	-	4
Foreign tax credit carryforwards	36	27	35
Net operating loss carryforwards	26	25	22
	132	129	128

Deferred tax liabilities - primarily depreciation	(412)	(407)	(441)
Valuation allowance for deferred tax assets	(6)	(7)	(4)
Deferred U.S. tax on previously taxed foreign income	(2)	(9)	-
Deferred gains on derivative instruments & marketable securities	(12)	(16)	-
	(432)	(439)	(445)

Deferred taxes - net	$(300)	$(310)	$(317)

Of our foreign subsidiaries that are in net operating loss carryforward positions, in some cases, there is not sufficient evidence to substantiate recognition of deferred tax assets. Accordingly, a valuation allowance has been recorded for this amount. It is possible that circumstances could change in the near term at one or more of these foreign subsidiaries, which could allow us to reduce the valuation allowance and to record additional net deferred tax assets.

As of December 31, 2006, amounts and expiration dates of net operating loss carryforwards in various non-U.S. taxing jurisdictions were:

(In millions)
2007	2008	2009	2010	2011 - 2021	Unlimited	Total
$1	$1	$2	$33	$11	$23	$71

Cat Financial has net operating loss (NOL) carryforwards on several state income tax returns. In some states, Cat Financial joins with Caterpillar Inc. in the filing of a combined return. Caterpillar Inc. booked, on a consolidated basis, a deferred state tax asset for the net tax benefit of state NOL carryforwards, along with the required disclosures. In other states, Cat Financial files on a separate, stand alone basis. The net tax benefit associated with these returns is $7 million as of December 31, 2006, with an offsetting valuation allowance of $5 million. The valuation allowance arises as a result of the uncertainty whether the carryforwards will be used.

As of December 31, 2006, amounts and expiration dates of net operating loss carryforwards in various U.S. state taxing jurisdictions were:

(In millions)
2007	2008	2009	2010	2011-2026	Total
-	-	-	$26	$78	$104

As of December 31, 2006, the amounts and expiration dates of U.S. foreign tax credit carryforwards were:

(In millions)
2007	2008	2009	2010	2011	2012-2016	Total
-	-	-	-	-	$36	$36

The actual provision for income taxes was different than the provision for income taxes that would result from applying the U.S. statutory rate to Profit before income taxes for the years ended December 31, for the reasons set forth in the following reconciliation:

(In millions)	2006	2005	2004
Taxes computed at U.S. statutory rates	$242	$189	$148
(Decreases) increases in taxes resulting from:
Finance revenue not subject to federal taxation	(5)	(5)	(4)
State income taxes, net of federal taxes	5	-	(2)
Subsidiaries' results subject to tax rates other than U.S. statutory rates	(22)	(11)	(4)
Other, net	(5)	-	(1)

Provision for income taxes	$215	$173	$137

We have recorded income tax expense at U.S. tax rates on all profits, except for undistributed profits of non-U.S. companies, which are considered indefinitely reinvested. Determination of the amount of unrecognized deferred tax liability related to indefinitely reinvested profits is not feasible.

In December 2004, the FASB issued FASB Staff Position No. 109-1 (FSP 109-1). FSP 109-1 provides accounting guidance for companies that will be eligible for a tax deduction resulting from "qualified production activities income" as defined in the American Jobs Creation Act of 2004 (Jobs Act). FSP 109-1 requires this deduction be treated as a special deduction in accordance with SFAS 109 "Accounting for Income Taxes." The adoption of FSP 109-1 did not have a material impact on our financial statements.

In December 2004, the FASB issued FASB Staff Position No. 109-2 (FSP 109-2). FSP 109-2 provides accounting guidance for the one-time tax deduction of 85 percent of certain repatriated foreign earnings created by the Jobs Act. SFAS 109 requires a company to reflect in the period of enactment the effect of a new tax law. Due to the lack of clarification of certain provisions within the Jobs Act, FSP 109-2 allows companies time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act. The adoption of FSP 109-2 did not have a material impact on our financial statements.

The components of Profit before income taxes for the years ended December 31, were as follows:

(In millions)	2006	2005	2004
U.S.	$459	$322	$273
Non-U.S.	229	215	151
Total	$688	$537	$424

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

Foreign currency forward contracts - fair value of forward contracts was determined by discounting the future cash flow resulting from the differential between the contract price and the forward rate.

Guarantees - fair value is estimated based upon the premium we would require to issue the same guarantee in a stand-alone arm’s-length transaction with an unrelated party.

The estimated fair values of financial instruments as of December 31, are as follows:

(In millions)	2006		2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Finance receivables, net (excluding tax leases (1))	$21,565	$21,530	$20,374	$20,366	$18,167	$18,119

Long-term debt	$(17,559)	$(17,441)	$(16,764)	$(16,821)	$(14,232)	$(14,376)

Interest rate swaps:
In a net receivable position	$52	$52	$94	$94	$75	$75
In a net payable position	$(98)	$(98)	$(113)	$(113)	$(69)	$(69)

Forward exchange contracts:
In a net gain position	$9	$9	$1	$1	$3	$3
In a net loss position	$(6)	$(6)	$(5)	$(5)	$(19)	$(19)

Guarantees(2)	$(9)	$(9)	$(9)	$(10)	$(10)	$(10)

(1)	Represents tax finance leases with a net carrying value of $2.05 billion, $1.719 billion and $1.737 billion as of December 31, 2006, 2005 and 2004, respectively.
(2)	The carrying amount provisions of FASB Interpretation No. 45 are effective for guarantees issued or modified subsequent to December 31, 2002, only, whereas the fair value amount is for all guarantees.

NOTE 14 - TRANSACTIONS WITH RELATED PARTIES

We have a Support Agreement with Caterpillar which provides that Caterpillar will (1) remain, directly or indirectly, our sole owner; (2) cause us to maintain a net worth of at least $20 million; and (3) ensure that we maintain a ratio of earnings and interest expense to interest expense (as defined by the Support Agreement) of not less than 1.15 to 1. In 2006, 2005 and 2004, Caterpillar did not make any capital contributions. Although this agreement can be modified or terminated by either party, any modification or termination which would adversely affect holders of our debt is required to be approved by holders of 66-2/3 percent of the aggregate outstanding debt. Caterpillar's obligation under this agreement is not directly enforceable by any of our creditors and does not constitute a guarantee of any of our obligations. There was a cash dividend paid to Caterpillar in 2006 of $350 million. There were no cash dividends declared or paid to Caterpillar in 2005 or 2004.

The rates/prices for our transactions with Caterpillar are set based on arms-length transactions.

We have variable amount lending agreements with Caterpillar. Under these agreements, we may borrow up to $1.9 billion from Caterpillar, and Caterpillar may borrow up to $1.2 billion from us. The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice. Information concerning these agreements is as follows:

(In millions)	2006	2005	2004
Notes payable as of December 31,	$87	$199	$333
Notes receivable as of December 31,	$75	$88	$120
Interest expensed	$9	$18	$11
Interest earned	$13	$10	$10

We entered into forward exchange contracts with Caterpillar through January 2005 to hedge our U.S. dollar denominated positions in Australia against currency fluctuations. These contracts had terms generally ranging up to three months. These contracts totaled $6 million as of December 31, 2004.

We have agreements with Caterpillar to purchase, at a discount, certain receivables generated by sales of products to Caterpillar dealers and customers. Under these programs, we use a portion of collections each week to purchase additional receivables. Information pertaining to these purchases is as below:

(In millions)	2006	2005	2004
Purchases made	$23,998	$21,326	$17,741
Discounts earned	$386	$264	$148
Servicing fees paid, net	$1	$1	$3
Balance as of December 31,	$4,227	$4,191	$3,503
Effective interest rate for additional weekly receivable purchases as of December 31,	8.17%	7.03%	5.05%

We participate in certain marketing programs sponsored by Caterpillar by providing financing to customers at rates below standard rates. Under these programs, Caterpillar subsidizes an amount at the outset of the transaction, which we then recognize as revenue over the term of the financing. During 2006, we received $314 million relative to such programs, compared with $294 million in 2005 and $244 million in 2004.

Caterpillar provides us with certain operational and administrative support, which is integral to the conduct of our business. Our employees are covered by various benefit plans, including pension/post-retirement plans, administered by Caterpillar. We reimburse Caterpillar for these charges, which amounted to $16 million in 2006, $17 million in 2005 and $15 million in 2004. However, Cat Financial has not made any direct contributions to the Caterpillar benefit plans during 2006, 2005 or 2004. Effective January 1, 2006, Caterpillar expensed the cost related to stock options and allocated to us our portion of these costs, which was $4 million in 2006. Other corporate services for which we reimburse Caterpillar amounted to $24 million in 2006, $21 million in 2005 and $16 million in 2004.

We provide administrative support services to certain Caterpillar subsidiaries. Caterpillar reimburses us for these charges, which amounted to $12 million in 2006, $8 million in 2005 and $10 million in 2004.

We have a tax sharing agreement with Caterpillar under which we combine our tax position with Caterpillar’s when appropriate. When we combine our tax positions under this agreement, we pay to or receive from Caterpillar our allocated share of income taxes or credits.

NOTE 15 - LEASES

We lease our offices and other property through operating leases. Rental expense is charged to operations as incurred. Total rental expense for operating leases was $19 million for 2006, $18 million for 2005 and $17 million for 2004. At December 31, 2006, minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year are:

(In millions)
2007	$ 17
2008	16
2009	15
2010	13
2011	12
Thereafter	33
Total	$106

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

On January 1, 2006, $232 million of assets, primarily finance receivables, from the North America segment were reclassified to the Cat Power Finance segment in the amount of $216 million and to the Diversified Services segment in the amount of $16 million in order to maintain alignment with management responsibility. Prior year data has been reclassified to conform to the new structure. We segregate information as follows:

•	North America: We have offices in the United States and Canada that serve local dealers and customers. This segment also provides project financing in various countries.

•
Europe: We have offices in Europe to serve European dealers and customers. This segment also includes our office in Russia, which serves dealers and customers in the Commonwealth of Independent States.

•	Asia-Pacific: We have offices in Australia, New Zealand and Asia that serve local dealers and customers.

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

Debt and other expenses for the Global Accounts, Marine Services, and Cat Power Finance divisions are allocated to their respective segments from the North America, Europe and/or Asia-Pacific segments based on their respective portfolios. The provision for credit losses included in each segment’s profit is based on each segment’s share of the Company’s allowance for credit losses. In fourth quarter 2005, we enhanced our methodologies to provide better estimates at the segment level for provision for credit losses and allowance for credit losses. The revised estimates are reflected in the 2005 segment data below. Data for 2004 was not revised because information for prior years is not available under the enhanced methodology. The related interest expense is calculated based on the amount of allocated debt and the rates associated with that debt. Inter-segment revenues are based on the amount of respective portfolio and the rates associated with that portfolio.

The financial data is presented in accordance with accounting principles generally accepted in the United States of America. Inter-segment amounts, reflected in the tables, result principally from lending activities between segments. A smaller amount results from charges between segments for services provided.

(In millions)
2006	North America	Europe	Asia- Pacific	Diversified Services	Cat Power Finance	Total
External revenue	$1,744	355	216	363	85	$2,763
Inter-segment revenue	$53	-	-	-	-	$53
Profit	$275	78	37	59	24	$473
Interest expense	$687	99	82	178	36	$1,082
Depreciation and amortization expense	$478	91	43	40	2	$654
Provision for income taxes	$145	24	15	23	8	$215
Assets as of December 31,	$16,104	4,863	2,217	5,281	1,313	$29,778
Expenditures for equipment on operating leases and for non-leased equipment	$818	155	87	89	3	$1,152

2005	North America	Europe	Asia- Pacific	Diversified Services	Cat Power Finance	Total
External revenue	$1,416	345	193	309	91	$2,354
Inter-segment revenue	$34	-	-	-	-	$34
Profit	$221	59	30	25	29	$364
Interest expense	$482	92	66	143	34	$817
Depreciation and amortization expense	$441	98	52	41	4	$636
Provision for income taxes	$124	20	12	8	9	$173
Assets as of December 31,	$15,238	4,271	2,053	4,880	1,402	$27,844
Expenditures for equipment on operating leases and for non-leased equipment	$865	158	167	99	8	$1,297

2004	North America	Europe	Asia- Pacific	Diversified Services	Cat Power Finance	Total
External revenue	$1,120	344	139	244	77	$1,924
Inter-segment revenue	$21	-	-	-	-	$21
Profit	$157	50	15	43	22	$287
Interest expense	$300	85	40	98	30	$553
Depreciation and amortization expense	$398	116	49	30	4	$597
Provision for income taxes	$85	20	7	16	9	$137
Assets as of December 31,	$13,046	4,641	1,689	4,642	1,630	$25,648
Expenditures for equipment on operating leases and for non-leased equipment	$831	163	119	110	5	$1,228

Reconciliation:

Interest expense	2006	2005	2004
Interest expense from segments	$1,082	$817	$553
Inter-segment interest expense	(53)	(34)	(21)
Total	$1,029	$783	$532

Assets	2006	2005	2004
Assets from segments	$29,778	$27,844	$25,648
Investment in subsidiaries	(967)	(936)	(925)
Inter-segment balances	(1,475)	(1,009)	(1,151)
Total	$27,336	$25,899	$23,572

Inside and outside the United States:

Revenue	2006	2005	2004
Inside U.S.	$1,831	$1,491	$1,193
Inside Canada	298	250	209
Outside U.S. and Canada	634	613	522
Total	$2,763	$2,354	$1,924

Equipment on Operating Leases and Non-Leased Equipment (included in Other Assets), Net	2006	2005	2004
Inside U.S.	$1,538	$1,569	$1,492
Inside Canada	603	587	497
Outside U.S. and Canada	563	598	694
Total	$2,704	$2,754	$2,683

NOTE 17 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(In millions)
2006	First quarter	Second quarter	Third quarter	Fourth quarter
Total revenues	$657	$676	$723	$707
Profit before taxes	$173	$155	$192	$168
Profit	$118	$106	$132	$117

2005
Total revenues	$543	$587	$596	$628
Profit before taxes	$124	$138	$130	$145
Profit	$ 83	$ 90	$ 87	$104

2004
Total revenues	$457	$467	$476	$524
Profit before taxes	$107	$ 97	$113	$107
Profit	$ 72	$ 63	$ 82	$ 70