Form 10-Q
period 2007-03-31
CATERPILLAR FINANCIAL SERVICES CORP
filed 2007-05-03
CIK 764764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 2, 2007, one share of common stock of the Registrant was outstanding, which is owned by Caterpillar Inc.

UNAUDITED
PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In addition to the accompanying unaudited consolidated financial statements for Caterpillar Financial Services Corporation (together with its subsidiaries, "Cat Financial," "the Company," "we," and "our"), we suggest that you read our 2006 Annual Report on Form 10-K. The Company files electronically with the Securities and Exchange Commission (SEC) required reports on Form 8-K, Form 10-Q, Form 10-K and registration statements on Form S-3 when necessary. The public may read and copy any materials the Company has filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished with the SEC are available free of charge through our Internet site (www.catfinancial.com) as soon as reasonably practicable after filing with the SEC. Copies may also be obtained free of charge by writing to: Legal Dept., Caterpillar Financial Services Corporation, 2120 West End Ave., Nashville, Tennessee 37203-0001. In addition, the public may obtain more detailed information about our parent company, Caterpillar Inc. (together with its subsidiaries, “Caterpillar” or “Cat”) by visiting its Internet site (www.cat.com). None of the information contained at any time on either our Internet site or Caterpillar’s Internet site is incorporated by reference into this document.

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF PROFIT
(Unaudited)
(Dollars in Millions)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Wholesale finance	$111	$103
Retail finance	355	308
Operating lease	202	199
Other	45	47
Total revenues	713	657

Expenses:
Interest	270	233
Depreciation on equipment leased to others	157	158
General, operating and administrative	85	80
Provision for credit losses	18	12
Other	1	1
Total expenses	531	484

Profit before income taxes	182	173

Provision for income taxes	57	55
Profit	$125	$118

                               See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in Millions, except share data)

	March 31,	December 31,
	2007	2006
Assets:
Cash and cash equivalents	$209	$136
Finance receivables
Retail notes receivable	5,015	5,021
Wholesale notes receivable	4,295	5,098
Notes receivable from Caterpillar	297	75
Finance leases and installment sale contracts - Retail	15,469	15,269
Finance leases and installment sale contracts - Wholesale	420	420
	25,496	25,883
Less: Unearned income	1,889	1,874
Allowance for credit losses	323	319
Total net finance receivables	23,284	23,690

Equipment on operating leases,
less accumulated depreciation	2,569	2,562
Deferred income taxes	48	40
Other assets	851	908
Total assets	$26,961	$27,336

Liabilities and stockholder's equity:
Payable to dealers and others	$255	$286
Payable to Caterpillar - other	40	34
Accrued expenses	251	257
Income taxes payable	94	98
Payable to Caterpillar - borrowings	55	87
Short-term borrowings	5,640	5,398
Current maturities of long-term debt	3,652	4,038
Long-term debt	13,232	13,521
Deferred income taxes and other liabilities	370	379
Total liabilities	23,589	24,098

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid-in amount)	745	745
Retained earnings	2,299	2,177
Accumulated other comprehensive income	328	316
Total stockholder's equity	3,372	3,238

Total liabilities and stockholder's equity	$26,961	$27,336

                                   See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Unaudited)
(Dollars in Millions)

	Three Months Ended
	March 31,
	2007		2006

Common stock - one share (at paid-in amount):
Balance at beginning of period	$745		$745
Balance at end of period	745		745

Retained earnings:
Balance at beginning of period	2,177		2,054
Adjustment to adopt FIN 48	(3)		-
Profit	125	$125	118	$118
Balance at end of period	2,299		2,172

Accumulated other comprehensive income:
Foreign currency translation adjustment
Balance at beginning of period	295		141
Aggregate adjustment for the period	18	18	26	26
Balance at end of period	313		167
Interest rate derivative instruments, net of tax
Balance at beginning of period, net of tax of: 2007 - $9; 2006 - $15	16		22
Net (losses)/gains deferred during the period, net of tax of: 2007 - $1; 2006 - $4	(2)	(2)	11	11
Net gains reclassed to earnings during the period, net of tax of: 2007 - $2; 2006 - $1	(3)	(3)	(2)	(2)
Balance at end of period, net of tax of: 2007 - $6; 2006 - $18	11		31
Other instruments, net of tax
Balance at beginning of period	5		4
Aggregate adjustment for the period	(1)	(1)	(1)	(1)
Balance at end of period	4		3
Total accumulated other comprehensive income	328		201

Comprehensive income		$137		$152

Total stockholder’s equity at end of period	$3,372		$3,118

                               See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Profit	$125	$118
Adjustments for non-cash items:
Depreciation and amortization	164	163
Amortization of purchase discount	(86)	(79)
Provision for credit losses	18	12
Gain on sales of receivables and securities	(2)	(7)
Other, net	(16)	(25)
Changes in assets and liabilities:
Receivables from others	16	(1)
Other receivables/payables with Caterpillar	22	8
Payable to dealers and others	(32)	(43)
Accrued expenses and other liabilities, net	(18)	3
Income taxes payable	(4)	(4)
Other assets, net	4	(4)
Net cash provided by operating activities	191	141

Cash flows from investing activities:
Expenditures for equipment on operating leases and for non-leased equipment	(258)	(264)
Proceeds from disposals of equipment	179	249
Additions to finance receivables	(7,910)	(8,566)
Collections of finance receivables	8,281	7,946
Proceeds from sales of receivables	359	272
Net change in Notes receivable from Caterpillar	(222)	3
Other, net	10	61
Net cash provided by (used in) investing activities	439	(299)

Cash flows from financing activities:
Payable to Caterpillar - borrowings and other	(33)	(102)
Proceeds from debt issued (original maturities greater than three months)	1,849	2,054
Payments on debt issued (original maturities greater than three months)	(3,000)	(2,800)
Short-term borrowings, net (original maturities three months or less)	625	1,007
Net cash (used in) provided by financing activities	(559)	159

Effect of exchange rate changes on cash	2	(12)

Increase (Decrease) in cash and cash equivalents	73	(11)

Cash and cash equivalents at beginning of year	136	87

Cash and cash equivalents at end of period	$209	$76

                               See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Notes to Consolidated Financial Statements
(Unaudited)

A.	Basis of presentation

In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated profit for the three months ended March 31, 2007 and 2006, (b) the consolidated financial position as of March 31, 2007 and December 31, 2006, (c) the consolidated changes in stockholder's equity for the three months ended March 31, 2007 and 2006, and (d) the consolidated cash flows for the three months ended March 31, 2007 and 2006. The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC, requires management to make estimates and assumptions that affect the reported amounts. The most significant estimates are the allowance for credit losses and residual values for leased assets. Other significant estimates are the assumptions used to determine the fair value of derivatives and retained interests in securitizations. Actual results may differ from these estimates. Certain amounts for prior periods have been reclassified to conform to the current period presentation.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and the audited financial statements and notes thereto included in our company's annual report on Form 10-K for the year ended December 31, 2006 (2006 Form 10-K).

The December 31, 2006 financial position data included herein was derived from the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2006, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

B.   New Accounting Pronouncements

SFAS 155 - In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (SFAS 155), "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140." SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to separate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. This new accounting standard was effective January 1, 2007. The adoption of SFAS 155 did not have a material impact on our financial statements.

SFAS 156 - In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 (SFAS 156), "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140." SFAS 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. In addition, this Statement permits an entity to choose between two measurement methods (amortization method or fair value measurement method) for each class of separately recognized servicing assets and liabilities. This new accounting standard was effective January 1, 2007. The adoption of SFAS 156 did not have a material impact on our financial statements.

FIN 48 - In July 2006, the FASB issued FIN 48 “Accounting For Uncertainty In Income Taxes - an Interpretation of FASB Statement No. 109” to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies that a tax position must be more likely than not of being sustained before being recognized in the financial statements. As required, we adopted the provisions of FIN 48 as of January 1, 2007. The following table summarizes the effect of the initial adoption of FIN 48. (See Note H for additional information)

UNAUDITED
Initial adoption of FIN 48	January 1, 2007 Prior to FIN 48 Adjustment	FIN 48 Adjustment	January 1, 2007 Post FIN 48 Adjustment
(Millions of dollars)
Income taxes payable......................................................................................................................	$98	$15	$113
Deferred income taxes and other liabilities...................................................................................	379	(12)	367
Retained earnings............................................................................................................................	2,177	(3)	2,174

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

SFAS 158 - In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (SFAS 158), "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. Also, the measurement date - the date at which the benefit obligation and plan assets are measured - is required to be the company's fiscal year end. As required by SFAS 158, we will adopt the balance sheet recognition provisions at December 31, 2006 and the year-end measurement date in 2008 using the prospective method. The adoption of SFAS 158 is currently expected to have no material impact to our Statement of Financial Position since Cat Financial is considered a participant in the Caterpillar retirement plan for which we are charged a share of plan expenses but are not required to record assets or liabilities of the plan.

SFAS 159 - In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of SFAS No. 115.” SFAS 159 will create a fair value option under which an entity may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities on a contract by contract basis, with changes in fair values recognized in earnings as these changes occur. SFAS 159 will become effective for fiscal years beginning after November 15, 2007. We are currently reviewing the impact of SFAS 159 on our financial statements and expect to complete this evaluation in 2007. We will adopt this new accounting standard on January 1, 2008.

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

•	Asia-Pacific: We have offices in Australia, New Zealand, China, Japan and Southeast Asia that serve local dealers and customers. This segment also provides project financing in various countries.
•
Cat Power Finance: This segment primarily provides debt financing for Caterpillar electrical power generation, gas compression and co-generation systems (including the related non-Caterpillar equipment and components included in these systems), as well as non-Caterpillar equipment that is powered by said systems, for all countries.

UNAUDITED

On January 1, 2007, $1,772 million of assets, primarily Other Assets, were reclassified to the North America segment from the Diversified Services segment in the amount of $1,381 million, the Power Finance segment in the amount of $387 million, the Europe segment in the amount of $3 million and the Asia-Pacific segment in the amount of $1 million. In addition, assets in the amount of $189 million were transferred to the Asia-Pacific segment from the North America segment. These reclassifications were made in order to maintain alignment with management responsibility. Prior year data has been reclassified to conform to the new structure.

Debt and other expenses for the Global Accounts and Marine Services Divisions within the Diversified Services segment and the Cat Power Finance segment are allocated to their respective segments from the North America, Europe and/or Asia-Pacific segments based on their respective portfolios. The provision for credit losses included in each segment's profit is based on each segment's share of the Company's allowance for credit losses. The related interest expense is calculated based on the amount of allocated debt and the rates associated with that debt. Inter-segment revenues result from lending activities between segments, and are based on the amount of the respective inter-segment loans and the rates associated with those loans.

As noted above, the segment information is presented on a management reporting basis. Unlike financial reporting, there is no authoritative guidance for management reporting equivalent to generally accepted accounting principles.

Supplemental segment data for the three months ended March 31,

(Millions of dollars) 2007	North America	Europe	Diversified Services	Asia-Pacific	Cat Power Finance	Total
External revenue	$437	$97	$98	$58	$23	$713
Inter-segment revenue	16	-	-	-	-	16
Profit	58	22	22	11	12	125
Assets	17,292	4,789	3,931	2,451	757	29,220

2006	North America	Europe	Diversified Services	Asia-Pacific	Cat Power Finance	Total
External revenue	$404	$82	$88	$65	$18	$657
Inter-segment revenue	11	-	-	-	-	11
Profit	65	18	15	16	4	118
Assets	17,583	4,060	3,593	2,236	919	28,391

UNAUDITED

Reconciliation of assets: (Millions of dollars)	March 31, 2007
Assets from segments	$29,220
Investment in subsidiaries	(976)
Inter-segment balances	(1,283)
Total assets	$26,961

D. Derivative Instruments and Hedging Activities

Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates and interest rates. Our Risk Management Policy (“Policy”) allows for the use of derivative financial instruments to prudently manage foreign currency exchange rate and interest rate exposure. Our Policy specifies that derivatives are not to be used for speculative purposes. Derivatives that we use are primarily foreign currency forward contracts and interest rate swaps. Our derivative activities are subject to the management, direction and control of our senior financial officers. Risk management practices, including the use of financial derivative instruments, are presented to the Audit Committee of the Caterpillar Inc. Board of Directors at least annually.

Foreign Currency Exchange Rate Risk

In managing foreign currency risk, our objective is to minimize earnings volatility resulting from conversion and the remeasurement of net foreign currency balance sheet positions. Our Policy allows the use of foreign currency forward contracts to offset the risk of currency mismatch between our receivables and debt. Due to the long-term nature of our net investments in foreign subsidiaries, all such foreign currency forward contracts are undesignated. Accordingly, changes in the fair value of undesignated derivative instruments are reported in current earnings as a part of Other revenues.

Other revenues included losses of $6 million and gains of $4 million on the undesignated contracts for the three months ended March 31, 2007 and 2006, respectively. The losses and gains on undesignated contracts, excluding forward points, substantially offset the balance sheet remeasurement gains and losses.

Interest Rate Risk

Interest rate movements create a degree of risk to our operations by affecting the amount of our interest payments and the value of our fixed rate debt. Our practice is to use interest rate swap agreements to manage our exposure to interest rate changes and, in some cases, to lower the cost of borrowed funds.

We have a match-funding policy that addresses interest rate risk by aligning the interest rate profile (fixed or floating rate) of our debt portfolio with the interest rate profile of our receivables portfolio within predetermined ranges on an ongoing basis. In connection with that policy, we use interest rate derivative instruments to modify the debt structure to match assets within the receivables portfolio. This match-funding reduces the volatility of margins between interest-bearing assets and interest-bearing liabilities, regardless of which direction interest rates move. Our Policy allows us to use fixed-to-floating (fair value hedges), floating-to-fixed and floating-to-floating interest rate swaps (cash flow hedges) to meet our match-funding objective. To support hedge accounting, we designate fixed-to-floating interest rate swaps as fair value hedges of the fair value of our fixed rate debt at the inception of the swap contract. We designate most floating-to-fixed interest rate swaps as cash flow hedges of the variability of future cash flows at the inception of the swap contract.

UNAUDITED
Fair value hedges

We liquidated fixed-to-floating interest rate swaps during 2006, 2005 and 2004, which resulted in deferred net gains that are being amortized to earnings ratably over the remaining life of the hedged debt. The unamortized balance as of March 31, 2007, is $7 million, which will be amortized into Interest expense over the next seven years.

Gains/(losses) on fixed-to-floating interest swaps included in current earnings were as follows:

(Millions of dollars)	Three Months Ended March 31,
	2007	2006
Gain/(loss) on designated interest rate derivatives—included in Other revenues	$12	$(50)
(Loss)/gain on hedged debt—included in Other revenues	(12)	50
Amortization of the net gain on liquidated swaps—included in Interest expense	-	2

Cash flow hedges

As of March 31, 2007, $11 million, net of tax, of deferred net gains included in equity (Accumulated other comprehensive income), related to our floating-to-fixed interest rate swaps, is expected to be reclassified to Interest expense over the next twelve months.

We also enter into floating-to-fixed forward starting interest rate swaps in order to hedge interest rate risk on future debt issuances. We typically liquidate these swaps upon issuance of the debt, resulting in a deferred net gain or loss that is amortized to earnings ratably over the life of the hedge debt. The unamortized balance on these liquidated forward starting swaps was $0 and $1 million as of March 31, 2007 and 2006, respectively.

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

We have also provided a limited indemnity to a third party bank, which was $34 million at March 31, 2007, resulting from the assignment of certain leases to that bank. The indemnity is for the remote chance that the insurers of these leases would become insolvent. The indemnity expires December 15, 2012, and is unsecured.

No loss has been experienced or is anticipated under any of these guarantees or the limited indemnity. The recorded liability for these guarantees and the limited indemnity was $8 million at March 31, 2007 and $9 million at December 31, 2006. The maximum potential amount of future payments (undiscounted and without reduction for any amount that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees and the limited indemnity are as follows:

UNAUDITED

(Millions of dollars)	March 31, 2007	December 31, 2006
Guarantees with Caterpillar dealers	$317	$362
Guarantees with Customers	44	37
Limited Indemnity	34	35
Guarantees - other	3	3
Total guarantees	$398	$437

F.	Contingencies

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

Securitized Retail Installment Sales Contracts and Finance Leases. We securitize retail installment sales contracts and finance leases through public asset-backed securitization facilities that are qualifying special-purpose entities (QSPEs) and thus, in accordance with Statement of Financial Accounting Standards No. 140 (SFAS 140) "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," are not consolidated. These finance receivables, which are being held in securitization trusts, are secured by new and used equipment. We retained servicing responsibilities and retained interests related to these securitizations. Our retained interests are generally subordinate to the investors’ interests and are included in Other assets in our Consolidated Statements of Financial Position. We receive a fee of approximately one percent of the remaining value of the receivables for our servicing responsibilities. We generally do not record a servicing asset or liability since the servicing fee is considered fair market compensation.

The fair value of the subordinated retained interests in all public securitizations outstanding totaled $68 million at both March 31, 2007 and December 31, 2006.

Sale of Interests in Wholesale Receivables. We purchase North American Caterpillar Dealer trade receivables (the "NACD Receivables") at a discount. The discount is an estimate of the amount of financing revenue that would be earned at a market rate on the NACD Receivables over their expected life. Cat Financial utilizes a third-party commercial paper conduit. In accordance with SFAS 140, the transfers to the conduit are accounted for as sales. We receive an annual servicing fee of approximately 0.5 percent of the average outstanding principal balance of the interest in the NACD Receivables transferred to the third-party commercial paper conduit. We generally do not record a servicing asset or liability since the servicing fee is considered fair market compensation.

As of March 31, 2007 and December 31, 2006, the outstanding principal balance of the wholesale receivables sold was $240 million.

UNAUDITED

The remaining interests in the NACD Receivables as of March 31, 2007 and December 31, 2006 of $2.2 billion and $2.718 billion, respectively, are included in Wholesale notes receivable in our Consolidated Statements of Financial Position. The discount on the remaining interest in the NACD Receivables that are not sold to the third-party commercial paper conduit is amortized on an effective yield basis over the life of the NACD Receivables and recognized as Wholesale finance revenue. Because the receivables are short-term in nature, the carrying amount approximates the fair value. The gain, included in Other revenue, is principally the difference between the unearned discount on the NACD Receivables sold to the third-party commercial paper conduit less related costs incurred over their remaining term. Expected credit losses are assumed to be zero percent because dealer receivables have historically had no losses and none are expected in the future.

The cash collections from the NACD Receivables held by Cat Financial (including those attributable to the off-balance sheet assets) are first applied to satisfy any obligations of Cat Financial to the third-party commercial paper conduit. The third-party commercial paper conduit has no recourse to our assets, other than the remaining interests in the NACD Receivables held by Cat Financial, for failure of the debtors under said NACD Receivables to pay when due.

In addition to the NACD receivables, we purchase other trade receivables from Caterpillar entities at a discount.  The discount is an estimate of the amount of financing revenue that would be earned at a market rate on these trade receivables over their expected life. The discount is amortized into revenue on an effective yield basis over the life of the receivables and recognized as wholesale finance revenue.  Amortized discounts for the NACD and other trade receivables were $86 million and $79 million for the three months ended March 31, 2007 and 2006, respectively. In the Consolidated Statements of Cash Flows, collection of the discount is included in investing activities as the receivables are collected.

Other Managed Assets. In addition to the sales and servicing of finance receivables, we also sell individual leases and finance receivables to third parties with limited or no recourse to us to reduce our concentration of credit risk related to certain customers. We maintain servicing for these third-party assets, which totaled $397 million and $362 million, as of March 31, 2007 and December 31, 2006, respectively. Since we do not receive a servicing fee for these assets, a servicing liability is recorded. As of March 31, 2007, this liability is not significant.

H. Income Taxes

The Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes,” as of January 1, 2007. As of adoption, the Company’s total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $30 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $5 million.

It is expected that the amount of unrecognized tax benefits will change in the next twelve months. However, we do not expect the change to have a significant impact on our results of operations or financial position.

We classify interest and penalties on tax uncertainties as a component of the provision for income taxes. The total amount of interest and penalties accrued as of adoption was $3 million.

The tax years subject to examination in the U.S. begin in 1995. In our major non-U.S. jurisdictions, tax years are typically subject to examination for four to six years.

UNAUDITED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW: FIRST QUARTER 2007 VS. FIRST QUARTER 2006

The Company reported record first quarter revenues of $713 million, an increase of $56 million or 9 percent compared with the same quarter in 2006. Profit after tax was a first quarter record of $125 million, a $7 million or 6 percent increase over the first quarter of 2006.

•
Of the increase in revenues, $36 million resulted from the impact of higher interest rates on new and existing finance receivables, $22 million resulted from the impact of continued growth of finance receivables and operating leases (earning assets) offset by a $2 million decrease in other revenue items.

•
On a pre-tax basis, profit was up $9 million or 5 percent compared with the first quarter of 2006. The increase was principally due to an increase of $22 million in margin (wholesale, retail finance, operating lease, and associated fee revenues less interest expense and depreciation on assets leased to others), offset by a $6 million increase in provision expense, a $5 million increase in operating expenses and a $2 million decrease in other revenue items. Of the increase in margin, $13 million was due to an improvement in net yield on average earning assets and $9 million resulted from the growth in average earning assets over 2006 of $919 million.

•
New retail financing was $2.74 billion, an increase of $119 million or 5 percent from the first quarter of 2006. The increase was the result of increased new retail financing primarily in our Europe and Diversified Services operating segments.

•
Wholesale finance receivables were $4.715 billion, a decrease of $803 million, or 15 percent, from the first quarter of 2006. The decrease, primarily relating to North American dealer receivable purchases from Caterpillar, is the result of a Caterpillar initiative to reduce receivables and inventory.

•
Past dues over 30 days at March 31, 2007, were 2.06 percent compared to 1.58 percent at March 31, 2006, due primarily to the softening of the U.S. housing industry. Write-offs, net of recoveries, were $15 million during the quarter compared with $8 million for the first quarter of 2006. Although these indicators reflect increasing trends over the prior year, they are in line with management’s expectations for 2007.

REVIEW OF CONSOLIDATED STATEMENTS OF PROFIT

THREE MONTHS ENDED MARCH 31, 2007 VS. THREE MONTHS ENDED MARCH 31, 2006

REVENUES
            Finance revenue (wholesale, retail and notes receivable from Caterpillar) for the first quarter of 2007 was $466 million, an increase of $55 million from the same period last year. The increase was principally due to a 4 percent increase in the average portfolio balance outstanding and a 60 basis point increase in the yield on average finance receivables. The annualized average yield on these assets was 7.93 percent for the first quarter of 2007 compared to 7.33 percent for the first quarter of 2006.

Operating lease revenue for the first quarter of 2007 was $202 million, or $3 million higher than the same period of 2006 due to modest portfolio growth.

Other revenue for the first quarter of 2007 was $45 million, a decrease of $2 million from the same period in 2006. The decrease of $2 million is primarily due to the absence of a 2006 gain on the sale of Australian mining trucks of $4 million and gain on sale of securities of $3 million, offset by increased net foreign currency gains and various other net revenue items.

Other revenue items were as follows:

(Millions of dollars)	Three Months Ended March 31,
	2007	2006
Finance receivable and operating lease fees (including late charges)	$16	$15
Currency exchange gain (loss)	13	(1)
Net gain on returned or repossessed equipment	5	11
Miscellaneous other revenue, net	4	2
Income related to retained interests in securitized retail receivables	3	5
Service fee income on sold receivables	3	3
Net gain from interest rate derivatives	3	-
Gain on sales of receivables and securities	2	7
Partnership/dividend income	2	1
Net (loss) gain on undesignated foreign exchange contracts (including forward points)	(6)	4
Total other revenue	$45	$47

UNAUDITED

EXPENSES
Interest expense for the first quarter of 2007 was $270 million, an increase of $37 million from the same period last year. This increase was primarily due to the increase in the average cost of borrowing of 54 basis points to 4.91 percent for the first quarter of 2007 from 4.37 percent for the first quarter of 2006 and the impact of a 3 percent increase in average borrowings to fund growth in finance receivables and operating leases.

Depreciation expense on equipment leased to others was $157 million, down $1 million over the first quarter of 2006 due to flat operating lease balances.

General, operating and administrative expenses were $85 million for the first quarter of 2007 compared to $80 million for the same period in 2006. The increase resulted primarily from an increase in labor costs. There were 1,525 full-time employees as of March 31, 2007, compared to 1,439 as of March 31, 2006.

The provision for credit losses was $18 million for the first quarter of 2007, up $6 million from the first quarter of 2006 due to increased write-offs of $7 million primarily as a result of the softening of the U.S. housing industry. The allowance for credit losses at March 31, 2007 was 1.39 percent of finance receivables (excluding Notes receivable from Caterpillar), net of unearned income, compared to 1.35 percent at March 31, 2006. The increase in the allowance as a percentage of finance receivables is primarily due to the decrease in wholesale receivables (which historically experience very low credit losses) relative to the overall portfolio. This decrease is primarily due to a Caterpillar initiative to reduce receivables and inventory.

The effective tax rate for the first quarter of 2007 of 31.1 percent decreased from 31.6 percent for first quarter of 2006. The decrease from 2006 is primarily due to tax benefits associated with the American Jobs Creation Act and the geographic mix of profits.

PROFIT
As a result of the performance discussed above, Cat Financial had profit of $125 million for the first quarter of 2007, up $7 million or 6 percent from the first quarter of 2006.

UNAUDITED

REVIEW OF CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

ASSETS
Total assets were $26.96 billion as of March 31, 2007, a decrease of $0.4 billion over December 31, 2006, principally due to a decrease of $0.8 billion in the wholesale finance receivables portfolio. During the three months ended March 31, 2007, we financed new retail business of $2.744 billion, an increase of $0.1 billion over the same period in 2006, primarily related to increased financing in the Europe and Diversified Services operating segments.

TOTAL OFF-BALANCE SHEET MANAGED ASSETS
We manage and service receivables and leases that have been transferred through securitization or sale. These receivables and leases are not available to pay our creditors. In addition, we sell finance receivables and leases to third parties in an on-going effort to manage our concentration of credit risk with certain customers.

Off-balance sheet managed assets were as follows:

(Millions of dollars)	March 31, 2007	December 31, 2006
Installment sale contracts securitized	$1,025	$1,174
Finance leases securitized	46	53
Less: retained interests (included in Other assets)	(68)	(68)
Off-balance sheet securitized retail receivables	1,003	1,159
Wholesale receivables sold	240	240
Other managed receivables/leases*	397	362
Total off-balance sheet managed assets	$1,640	$1,761

                   *Other off-balance sheet managed receivables/leases were as follows:

(Millions of dollars)	March 31, 2007	December 31, 2006
Finance leases	$133	$107
Installment sale contracts	110	111
Operating leases	129	119
Retail notes receivable	25	25
Total other managed receivables/leases	$397	$362

UNAUDITED

ALLOWANCE FOR CREDIT LOSSES
The following table shows activity related to the Allowance for credit losses:

(Millions of dollars)	Three Months Ended March 31,
	2007	2006
Balance at beginning of the period	$319	$302
Provision for credit losses	18	12
Receivables written off	(19)	(12)
Recoveries on receivables previously written off	4	4
Foreign currency translation adjustment	1	3
Balance at end of the period	$323	$309

Bad debt write-offs, net of recoveries, were $15 million for the first quarter of 2007 compared with $8 million for the first quarter of 2006. See Critical Accounting Policies - Allowance for Credit Losses for more information on the allowance for credit losses.

TOTAL PAST DUE FINANCE AND RENTS RECEIVABLES
Finance receivables (excluding Notes receivable from Caterpillar) plus rents receivable for operating leases (included in Other assets) that were past due over 30 days were 2.06 percent of the aggregate total of these receivables as of March 31, 2007, compared to 1.58 percent as of March 31, 2006. The increase is primarily due to the softening of the U.S. housing industry. Although these indicators reflect increasing trends over the prior year, they are in line with management’s expectations for 2007.

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

Cat Financial’s borrowings consist primarily of medium-term notes, commercial paper, bank borrowings and variable denomination floating rate demand notes, the combination of which is used to manage interest rate risk and funding requirements. In addition, we utilize securitizations of retail installment contracts and finance leases as an additional funding source.

Total borrowings outstanding as of March 31, 2007 were $22.579 billion, a decrease of $465 million over December 31, 2006, due to lower funding requirements. Outstanding borrowings were as follows:

(Millions of dollars)	March 31, 2007	December 31, 2006
Medium-term notes, net of unamortized discount	$16,212	$16,894
Commercial paper, net	4,797	4,557
Variable denomination floating rate demand notes	542	590
Long-term bank borrowings	432	425
Short-term bank borrowings	301	251
Deposit obligation	232	232
Notes payable to Caterpillar	55	87
Loans from a company-owned partnership	8	8
Total outstanding borrowings	$22,579	$23,044

Medium-term notes.  We regularly issue medium-term unsecured notes through securities dealers or underwriters in the U.S., Europe and other international capital markets to both retail and institutional investors. These notes are offered in several currencies and with a variety of maturities. These notes are senior obligations of the Company.

Commercial paper.  We issue unsecured commercial paper in the U. S., Europe and other international capital markets. These short-term promissory notes are issued on a discounted basis and are payable at maturity. Of the $4.797 billion of commercial paper outstanding as of March 31, 2007, $110 million has a built-in feature to extend the maturity a maximum of 390 days from the initial issue date.

Revolving credit facilities.  We participate in three global credit facilities with a syndicate of banks totaling $6.45 billion available in the aggregate to both Caterpillar Inc. and Cat Financial (along with specified subsidiaries of Cat Financial in connection with certain sub-facilities). These credit facilities are used to support commercial paper programs. Based on an allocation decision by Caterpillar Inc. and Cat Financial, which can be revised at any time, the aggregate portion of the credit facilities available to Cat Financial at March 31, 2007, was $5.45 billion. On May 1, 2007, the portion of the credit facility allocated to Cat Financial was reduced to $4.95 billion. A five-year facility of $1.625 billion expires in September 2010, and a five-year facility of $2.975 billion expires in September 2011. A 364-day facility of $1.85 billion expires in September 2007, and contains a provision that allows Caterpillar Inc. or Cat Financial to obtain a one-year loan for up to the full amount of that facility in September 2007, that would mature in September 2008. Each of the facilities includes one or more sub-facilities that allow one or more specified subsidiaries of Cat Financial to borrow in certain non-U.S. dollar currencies.

UNAUDITED

Our Australian subsidiary has a A$50 million (USD equivalent $40 million) credit facility with one bank to support its commercial paper program.

At March 31, 2007 and December 31, 2006, there were no borrowings under the foregoing credit facilities, and we were in compliance with all debt covenants.

Variable denomination floating rate demand notes. We also obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction. We do not hold reserves to fund the payment of the demand notes. The notes are offered on a continuous basis by prospectus only.

Variable amount lending agreements with Caterpillar. Under these agreements, we may borrow up to $1.9 billion from Caterpillar, and Caterpillar may borrow up to $1.2 billion from us. The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice. We had notes payable of $55 million and notes receivable of $297 million outstanding as of March 31, 2007, compared to notes payable of $87 million and notes receivable of $75 million as of December 31, 2006.

Bank borrowings. Total bank borrowings as of March 31, 2007, were $733 million. Credit lines with banks total $1.622 billion and will be eligible for renewal at various future dates or have no specified expiration date. They are used by our subsidiaries for local funding requirements. As of March 31, 2007, we had $731 million outstanding against these credit lines compared to $673 million as of December 31, 2006.

A deposit obligation of $232 million has a corresponding security deposit, which is included in Other assets in the Consolidated Statements of Financial Position as of March 31, 2007, and December 31, 2006. This deposit obligation and corresponding security deposit relates to a financing arrangement, which provides us a return. This arrangement requires that we commit to a certain long-term obligation and provide a security deposit, which will fulfill this obligation when it becomes due.

Off-balance sheet arrangements. We lease all of our facilities. In addition, we currently have guarantees with third parties. Please refer to Note E of Notes to Consolidated Financial Statements for information on our guarantee contingent liabilities.

Update on contractual obligations. We adopted FIN 48, “Accounting for Uncertainty in Income Taxes” as of January 1, 2007. As of adoption, the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $30 million. However, the net obligation to taxing authorities under FIN 48 was $22 million. The difference relates primarily to outstanding refund claims. The timing of payments will depend on the progress of examinations with tax authorities. We do not expect a significant tax payment related to these obligations within the next year. The liability at March 31, 2007 was not materially different from the liability at the date of adoption.

Cash flows. Operating cash flow was $191 million for the three months ended March 31, 2007, compared with $141 million for the same period in 2006. Net cash used in investing activities decreased $738 million for the three months ended March 31, 2007 as compared to the same period in 2006, primarily as a result of less net cash used for finance receivables due to slower growth in the portfolio. Net cash provided by financing activities decreased $718 million for the three months ended March 31, 2007 as compared to the same period in 2006 due to lower funding requirements.

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

UNAUDITED

Residual Value
The residual value, which is the estimated future wholesale market value of leased equipment at the time of the expiration of the lease term, represents a careful analysis of historical wholesale market sales prices, projected forward on a level trend line without consideration for inflation or possible future pricing action. At the inception of the lease, the residual value is derived from consideration of the following critical factors: market size and demand, any known significant market/product trends, total expected hours of usage, machine configuration, application, location, model changes, quantities and past remarketing experience. Many of these factors are gathered in an application survey that is completed prior to quotation. The lease agreement also clearly defines applicable return conditions and remedies for non-compliance, to ensure that the leased equipment will be in good operating condition upon return. Model changes and updates, as well as market strength and product acceptance, are monitored and residual adjustments are made to residual values in accordance with the significance of any such changes. Remarketing sales staff works closely with customers and dealers to manage the sale of lease returns and the recovery of residual exposure. During the term of the leases, residual amounts are monitored. If estimated market values reflect a non-temporary impairment due to economic factors, obsolescence or other adverse circumstances, the residuals are adjusted to the lower estimated values by a charge to earnings. For equipment on operating leases, the charge is recognized through depreciation expense. For finance leases, it is recognized through a reduction of finance revenue.

Allowance for Credit Losses
Management’s ongoing evaluation of the adequacy of the allowance for credit losses considers both impaired and unimpaired finance receivables and takes into consideration past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and current economic conditions. In estimating probable losses, we review accounts that are past due, non-performing, in bankruptcy or otherwise identified as at-risk for potential credit loss. Accounts are identified as at risk for potential credit loss using information available about the customer, such as financial statements, news reports and published credit ratings as well as general information regarding industry trends and the general economic environment.

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

While management believes it has exercised prudent judgment and applied reasonable assumptions, which have resulted in an allowance presented in accordance with generally accepted accounting principles, there can be no assurance that in the future, changes in economic conditions or other factors might cause changes in the financial health of our customers, which could change the timing and level of payments received, and thus result in losses greater than the estimated losses or necessitate a change to our estimated losses.

SAFE HARBOR STATEMENT UNDER THE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in this Quarterly Report on Form 10-Q are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could significantly impact results. The words "believes," "expects," "estimates," "anticipates," "will be," "should" and similar words or expressions identify forward-looking statements made on behalf of Cat Financial. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there are risks and uncertainties that may cause actual results to differ materially from expectations. We are under no obligation to (and expressly disclaim any obligation to) update or alter said forward-looking statements whether as a result of such changes, new information, future events or otherwise. These risks and uncertainties include factors that affect international businesses generally, as well as matters specific to Cat Financial and the markets it serves. For a further discussion of the risks and uncertainties that may affect our business, please see Part I. Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006 and information contained in other reports that we file from time to time with the SEC.

UNAUDITED

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Although the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, management’s evaluation provided reasonable assurance that these controls will be effective.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

UNAUDITED
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in unresolved legal actions that arise in the normal course of business. The majority of these unresolved actions involve claims to recover collateral, claims pursuant to customer bankruptcies and the pursuit of deficiency amounts. Although it is not possible to predict with certainty the outcome of our unresolved legal actions or the range of probable loss, we believe that these unresolved legal actions neither individually nor in the aggregate have a material adverse effect on our consolidated financial position, liquidity or results of operations.

ITEM 1A. RISK FACTORS

             See Part I. Item 1A. Risk Factors in our annual Report on Form 10-K for the year ended December 31, 2006 for a discussion of the risks and uncertainties that may affect our business. There has been no material change in this information.

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

UNAUDITED

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

12
Statement Setting Forth Computation of Ratio of Profit to Fixed Charges of Caterpillar Financial Services Corporation and subsidiaries. The ratios were 1.66 and 1.74 for the three months ended March 31, 2007 and 2006, respectively.

31.1	Certification of Kent M. Adams, President, Director and Chief Executive Officer of Caterpillar Financial Services Corporation as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2
Certification of James A. Duensing, Executive Vice President and Chief Financial Officer of Caterpillar Financial Services Corporation as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certifications of Kent M. Adams, President, Director and Chief Executive Officer of Caterpillar Financial Services Corporation, and James A. Duensing, Executive Vice President and Chief Financial Officer of Caterpillar Financial Services Corporation, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

UNAUDITED

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Caterpillar Financial Services Corporation
                          (Registrant)

Date: May 3, 2007	By: /s/ Steven R. Elsesser
Steven R. Elsesser, Controller

Date: May 3, 2007	By: /s/ Kent M. Adams
Kent M. Adams, President, Director, and Chief Executive Officer