Form 10-Q
period 2007-06-30
CATERPILLAR FINANCIAL SERVICES CORP
filed 2007-08-02
CIK 764764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 1, 2007, one share of common stock of the Registrant was outstanding, which is owned by Caterpillar Inc.

UNAUDITED

PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In addition to the accompanying unaudited consolidated financial statements for Caterpillar Financial Services Corporation (together with its subsidiaries, "Cat Financial," "the Company," "we," and "our"), we suggest that you read our 2006 Annual Report on Form 10-K. The Company files electronically with the Securities and Exchange Commission (SEC) required reports on Form 8-K, Form 10-Q, Form 10-K and registration statements on Form S-3, when necessary.  The public may read and copy any materials the Company has filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330.  The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished with the SEC are available free of charge through our Internet site (www.catfinancial.com) as soon as reasonably practicable after filing with the SEC.  Copies may also be obtained free of charge by writing to:  Legal Dept., Caterpillar Financial Services Corporation, 2120 West End Ave., Nashville, Tennessee 37203-0001.  In addition, the public may obtain more detailed information about our parent company, Caterpillar Inc. (together with its subsidiaries, “Caterpillar” or “Cat”) by visiting its Internet site (www.cat.com).  None of the information contained at any time on either our Internet site or Caterpillar’s Internet site is incorporated by reference into this document.

 UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF PROFIT
(Unaudited)
(Dollars in Millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Wholesale finance	$112	$121	$223	$224
Retail finance	380	329	735	637
Operating lease	212	202	414	401
Other	43	24	88	71
Total revenues	747	676	1,460	1,333

Expenses:
Interest	279	258	549	491
Depreciation on equipment leased to others	164	159	321	317
General, operating and administrative	93	81	178	161
Provision for credit losses	20	21	38	33
Other	4	2	5	3
Total expenses	560	521	1,091	1,005

Profit before income taxes	187	155	369	328

Provision for income taxes	64	49	121	104
Profit	$123	$106	$248	$224

See Notes to Consolidated Financial Statements (unaudited).

 UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in Millions, except share data)

	June 30,	December 31,
	2007	2006
Assets:
Cash and cash equivalents	$96	$136
Finance receivables
Retail notes receivable	5,093	5,021
Wholesale notes receivable	3,941	5,098
Notes receivable from Caterpillar	100	75
Finance leases and installment sale contracts – Retail	16,501	15,269
Finance leases and installment sale contracts – Wholesale	528	420
	26,163	25,883
Less: Unearned income	2,001	1,874
Allowance for credit losses	335	319
Total net finance receivables	23,827	23,690

Equipment on operating leases,
less accumulated depreciation	2,731	2,562
Deferred income taxes	46	40
Other assets	916	908
Total assets	$27,616	$27,336

Liabilities and stockholder's equity:
Payable to dealers and others	$266	$286
Payable to Caterpillar – other	33	34
Accrued expenses	281	257
Income taxes payable	97	98
Payable to Caterpillar – borrowings	55	87
Short-term borrowings	5,341	5,398
Current maturities of long-term debt	3,412	4,038
Long-term debt	14,167	13,521
Deferred income taxes and other liabilities	392	379
Total liabilities	24,044	24,098

Common stock - $1 par value
Authorized: 2,000 shares; Issued and outstanding: one share (at paid-in amount)	745	745
Retained earnings	2,422	2,177
Accumulated other comprehensive income	405	316
Total stockholder's equity	3,572	3,238

Total liabilities and stockholder's equity	$27,616	$27,336

 See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Unaudited)
(Dollars in Millions)

	Six Months Ended
	June 30,
	2007		2006

Common stock – one share (at paid-in amount):
Balance at beginning of period	$745		$745
Balance at end of period	745		745

Retained earnings:
Balance at beginning of period	2,177		2,054
Adjustment to adopt FIN 48	(3)		-
Profit	248	$248	224	$224
Balance at end of period	2,422		2,278

Accumulated other comprehensive income:
Foreign currency translation adjustment
Balance at beginning of period	295		141
Aggregate adjustment for the period	82	82	104	104
Balance at end of period	377		245
Interest rate derivative instruments, net of tax
Balance at beginning of period, net of tax of: 2007 - $9; 2006 - $13	16		22
Net gains deferred during the period, net of tax of: 2007 - $7;2006 - $10	13	13	17	17
Net gains reclassed to earnings during the period, net of tax of: 2007 - $3; 2006 - $3	(5)	(5)	(5)	(5)
Balance at end of period, net of tax of: 2007 - $13; 2006 - $20	24		34
Other instruments, net of tax
Balance at beginning of period	5		4
Aggregate adjustment for the period	(1)	(1)	(2)	(2)
Balance at end of period	4		2
Total accumulated other comprehensive income	405		281

Comprehensive income		$337		$338

Total stockholder’s equity at end of period	$3,572		$3,304

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Profit	$248	$224
Adjustments for non-cash items:
Depreciation and amortization	337	328
Amortization of purchase discount	(170)	(173)
Provision for credit losses	38	33
Gain on sales of receivables and securities	(5)	(14)
Other, net	(26)	6
Changes in assets and liabilities:
Receivables from others	(60)	8
Other receivables/payables with Caterpillar	12	-
Payable to dealers and others	(23)	8
Accrued expenses and other liabilities, net	(6)	(26)
Income taxes payable	(1)	(4)
Other assets, net	4	(1)
Net cash provided by operating activities	348	389

Cash flows from investing activities:
Expenditures for equipment on operating leases and for non-leased equipment	(634)	(575)
Proceeds from disposals of equipment	376	405
Additions to finance receivables	(17,369)	(18,013)
Collections of finance receivables	16,846	15,953
Proceeds from sales of receivables	777	1,484
Net change in Notes receivable from Caterpillar	(24)	(354)
Other, net	34	92
Net cash provided by (used in) investing activities	6	(1,008)

Cash flows from financing activities:
Payable to Caterpillar – borrowings and other	(35)	(36)
Proceeds from debt issued (original maturities greater than three months)	5,216	4,930
Payments on debt issued (original maturities greater than three months)	(5,403)	(5,092)
Short-term borrowings, net (original maturities three months or less)	(181)	839
Other	5	4
Net cash (used in) provided by financing activities	(398)	645

Effect of exchange rate changes on cash	4	5

(Decrease) increase in cash and cash equivalents	(40)	31

Cash and cash equivalents at beginning of year	136	87

Cash and cash equivalents at end of period	$96	$118

  See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Notes to Consolidated Financial Statements
(Unaudited)

A.	Basis of presentation

In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated profit for the three months and six months ended June 30, 2007 and 2006, (b) the consolidated financial position as of June 30, 2007 and December 31, 2006, (c) the consolidated changes in stockholder's equity for the six months ended June 30, 2007 and 2006, and (d) the consolidated cash flows for the six months ended June 30, 2007 and 2006. The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC, requires management to make estimates and assumptions that affect the reported amounts. The most significant estimates are the allowance for credit losses and residual values for leased assets.  Actual results may differ from these estimates. Certain amounts for prior periods have been reclassified to conform to the current period presentation.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2006.

The December 31, 2006 financial position data included herein was derived from the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2006, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

B. New Accounting Pronouncements

SFAS 155 – In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (SFAS 155), "Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140."  SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to separate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis.  This new accounting standard was effective January 1, 2007.  The adoption of SFAS 155 did not have a material impact on our financial statements.

SFAS 156 – In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 (SFAS 156), "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140."  SFAS 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable.  In addition, this Statement permits an entity to choose between two measurement methods (amortization method or fair value measurement method) for each class of separately recognized servicing assets and liabilities.  This new accounting standard was effective January 1, 2007.  The adoption of SFAS 156 did not have a material impact on our financial statements.

FIN 48 – In July 2006, the FASB issued FIN 48, “Accounting For Uncertainty In Income Taxes - an Interpretation of FASB Statement No. 109”, to create a single model to address accounting for uncertainty in tax positions.  FIN 48 clarifies that a tax position must be more likely than not of being sustained before being recognized in the financial statements.  As required, we adopted the provisions of FIN 48 as of January 1, 2007.  The following table summarizes the effect of the initial adoption of FIN 48.  See Note H for additional information.

UNAUDITED

Initial adoption of FIN 48	January 1, 2007 Prior to FIN 48 Adjustment	FIN 48 Adjustment	January 1, 2007 Post FIN 48 Adjustment
(Millions of dollars)
Income taxes payable	$98	$15	$113
Deferred income taxes and other liabilities	379	(12)	367
Retained earnings	2,177	(3)	2,174

SFAS 157 – In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), "Fair Value Measurements.”  SFAS 157 provides a common definition of fair value and a framework for measuring assets and liabilities at fair values when a particular standard prescribes it.  In addition, the Statement prescribes a more enhanced disclosure of fair value measures, and requires a more expanded disclosure when non-market data is used to assess fair values.  As required by SFAS 157, we will adopt this new accounting standard effective January 1, 2008.  We are currently reviewing the impact of SFAS 157 on our financial statements.  We expect to complete this evaluation in 2007.

SFAS 158 – In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (SFAS 158), "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet.  Under SFAS 158, gains and losses, prior service costs and credits and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost.  Also, the measurement date – the date at which the benefit obligation and plan assets are measured – is required to be the company's fiscal year end.  As required by SFAS 158, we adopted the balance sheet recognition provisions at December 31, 2006 and the year-end measurement date in 2008 using the prospective method.  The adoption of SFAS 158 is currently expected not to have a material impact to our Statement of Financial Position since Cat Financial is considered a participant in the Caterpillar retirement plan for which we are charged a share of plan expenses but are not required to record assets or liabilities of the plan.

SFAS 159 – In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of SFAS No. 115.”  SFAS 159 will create a fair value option under which an entity may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities on a contract by contract basis, with changes in fair values recognized in earnings as these changes occur.  SFAS 159 will become effective for fiscal years beginning after November 15, 2007.  We are currently reviewing the impact of SFAS 159 on our financial statements and expect to complete this evaluation in 2007.  We will adopt this new accounting standard on January 1, 2008.

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

UNAUDITED

On January 1, 2007, $1,772 million of assets, primarily Other Assets, were reclassified to the North America segment as follows:  from the Diversified Services segment in the amount of $1,381 million, from the Power Finance segment in the amount of $387 million, from the Europe segment in the amount of $3 million and from the Asia-Pacific segment in the amount of $1 million.  In addition, assets in the amount of $189 million were transferred to the Asia-Pacific segment from the North America segment.  These reclassifications were made in order to maintain alignment with management responsibility.   Prior year data has been reclassified to conform to the new structure.

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

Supplemental segment data for the three months ended June 30,
(Millions of dollars) 2007	North America	Europe	Diversified Services	Asia-Pacific	Cat Power Finance	Total
External revenue	$442	$104	$113	$65	$23	$747
Inter-segment revenue	17	-	-	-	-	17
Profit	66	15	24	9	9	123
Assets at June 30, 2007	17,309	5,208	4,173	2,602	742	30,034

2006	North America	Europe	Diversified Services	Asia-Pacific	Cat Power Finance	Total
External revenue	$443	$85	$76	$54	$18	$676
Inter-segment revenue	13	-	-	-	-	13
Profit	74	18	6	7	1	106
Assets at December 31, 2006	17,687	4,860	3,900	2,405	926	29,778

UNAUDITED

Supplemental segment data for the six months ended June 30,
(Millions of dollars) 2007	North America	Europe	Diversified Services	Asia-Pacific	Cat Power Finance	Total
External revenue	$879	$201	$211	$123	$46	$1,460
Inter-segment revenue	33	-	-	-	-	33
Profit	124	37	46	20	21	248

2006	North America	Europe	Diversified Services	Asia-Pacific	Cat Power Finance	Total
External revenue	$847	$167	$164	$119	$36	$1,333
Inter-segment revenue	24	-	-	-	-	24
Profit	139	36	21	23	5	224

Reconciliation of assets: (Millions of dollars)	June 30, 2007	December 31, 2006
Assets from segments	$30,034	$29,778
Investment in subsidiaries	(991)	(967)
Inter-segment balances	(1,427)	(1,475)
Total assets	$27,616	$27,336

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

 Other revenues included losses of $4 million and losses of $7 million on the undesignated contracts for the three months ended (losses of $10 million and losses of $2 million for the six months ended) June 30, 2007 and 2006, respectively.  The losses on undesignated contracts, excluding forward points, substantially offset the balance sheet remeasurement gains.

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

UNAUDITED

Fair value hedges
We liquidated fixed-to-floating interest rate swaps during 2006 which resulted in deferred net gains that are being amortized to earnings ratably over the remaining life of the hedged debt.  The unamortized balance of $6 million as of June 30, 2007 will be amortized into Interest expense over the next seven years.

Gains/(losses) on fixed-to-floating interest swaps included in current earnings were as follows:

(Millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Loss on designated interest rate derivatives – included in Other revenues	$(43)	$(37)	$(31)	$(87)
Gain on hedged debt – included in Other revenues	$43	$37	$31	$87
Amortization of the net gain on liquidated swaps – included in Interest expense	1	2	1	4

Cash flow hedges
As of June 30, 2007,  $16 million, net of tax, of deferred net gains included in equity (Accumulated other comprehensive income), related to our floating-to-fixed interest rate swaps, is expected to be reclassified to Interest expense over the next twelve months.

We liquidated floating-to-fixed interest rate swaps during 2007 that resulted in deferred net gains that are being amortized to earnings ratably over the remaining life of the hedged debt.  The unamortized balance of $2 million as of June 30, 2007 will be amortized into Interest expense over the next twelve months.

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

We have also provided a limited indemnity to a third party bank, which was $32 million at June 30, 2007, resulting from the assignment of certain leases to that bank.  The indemnity is for the remote chance that the insurers of these leases would become insolvent.  The indemnity expires December 15, 2012, and is unsecured.

No loss has been experienced or is anticipated under any of these guarantees or the limited indemnity.  The recorded liability for these guarantees and the limited indemnity was $7 million at June 30, 2007 and $9 million at December 31, 2006.  The maximum potential amount of future payments (undiscounted and without reduction for any amount that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees and the limited indemnity are as follows:

UNAUDITED

(Millions of dollars)	June 30, 2007	December 31, 2006
Guarantees with Caterpillar dealers	$279	$362
Guarantees with Customers	48	37
Limited Indemnity	32	35
Guarantees – other	3	3
Total guarantees	$362	$437

F.	Contingencies

We are party to various litigation matters and claims, and while the results cannot be predicted with certainty, management believes the final outcome of such matters and claims will not have a material adverse effect on our consolidated financial position, profit or liquidity.

G.	Sales and Servicing of Finance Receivables

Cat Financial securitizes retail installment sales contracts and finance leases into public asset-backed securitization facilities.  In addition, Cat Financial has sold interests in wholesale receivables to third-party commercial paper conduits.  These transactions provide a source of liquidity and allow for better management of our balance sheet capacity.  In addition, we sell individual loans and leases to third parties to mitigate the concentration of credit risk related to certain customers.  None of the receivables that are directly or indirectly sold to third parties in any of the foregoing transactions are available to pay our creditors.

Securitized Retail Installment Sales Contracts and Finance Leases
We securitize retail installment sales contracts and finance leases through public asset-backed securitization facilities that are qualifying special-purpose entities (QSPEs) and thus, in accordance with Statement of Financial Accounting Standards No. 140 (SFAS 140) "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," are not consolidated.  These finance receivables, which are being held in securitization trusts, are secured by new and used equipment.  We retain ownership interests and servicing responsibilities related to these securitizations.  Our retained interests are generally subordinate to the investors’ interests and are included in Other assets in our Consolidated Statements of Financial Position.  We receive a fee of approximately one percent of the remaining value of the receivables for our servicing responsibilities.  We generally do not record a servicing asset or liability since the servicing fee is considered fair market compensation.

During the second quarter of 2006, we securitized retail installment sale contracts and finance leases into a public asset-backed securitization facility.  Net proceeds received were $964 million, which included both cash proceeds and retained interests.  A net gain of $7 million was recognized on this transaction.  Our retained interests in the securitized receivables included subordinated certificates with an initial fair value of $4 million, an interest in future cash flows (excess) with an initial fair value of $3 million, and a reserve account with an initial fair value of $10 million.  We determine the fair value based on discounted cash flow models that incorporate assumptions including credit losses, prepayment rates, and discount rates.  These assumptions are based on our historical experience, market trends, and anticipated performance relative to the particular assets securitized.  Significant assumptions used to estimate the fair value of the retained interests include an 11.2 percent discount rate, a weighted-average prepayment rate of 14 percent and expected credit losses of 1 percent.

The fair value of the subordinated retained interests in all public securitizations outstanding totaled $40 million at June 30, 2007 and $68 million at December 31, 2006.

UNAUDITED

Sale of Interests in Wholesale Receivables
We purchase North American Caterpillar Dealer trade receivables (the "NACD Receivables") at a discount.  The discount is an estimate of the amount of financing revenue that would be earned at a market rate on the NACD Receivables over their expected life.  Cat Financial has sold interests in the NACD Receivables to third-party commercial paper conduits.  In accordance with SFAS 140, the transfers to the conduits are accounted for as sales.  The gain, included in Other revenue, is principally the difference between the unearned discount on the NACD Receivables sold to the third-party commercial paper conduits less related costs incurred over their remaining term.  Expected credit losses are assumed to be zero because dealer receivables have historically had no losses and none are expected in the future.  We receive an annual servicing fee of approximately 0.5 percent of the average outstanding principal balance of the interests in the NACD Receivables sold to the third-party commercial paper conduits.  We generally do not record a servicing asset or liability since the servicing fee is considered fair market compensation.

As of June 30, 2007 and December 31, 2006, the outstanding principal balance of the interests in the NACD Receivables sold was $240 million.

The remaining interests in the NACD Receivables as of June 30, 2007 and December 31, 2006 of $1.790 billion and $2.718 billion, respectively, are included in Wholesale notes receivable in our Consolidated Statements of Financial Position.  The discount on the remaining interests in the NACD Receivables, which are not sold to the third-party commercial paper conduits, is amortized on an effective yield basis over the life of the NACD Receivables and recognized as Wholesale finance revenue.  Because the receivables are short-term in nature, the carrying amount approximates the fair value.

The cash collections from the NACD Receivables held by Cat Financial (including those attributable to the receivables sold to the conduits) are first applied to satisfy any obligations of Cat Financial to the third-party commercial paper conduits.  The third-party commercial paper conduits have no recourse to our assets, other than the remaining interests in the NACD Receivables held by Cat Financial.

 In addition to the NACD Receivables, we purchase other trade receivables from Caterpillar entities at a discount. The discount is an estimate of the amount of financing revenue that would be earned at a market rate on these trade receivables over their expected life.  The discount is amortized into revenue on an effective yield basis over the life of the receivables and recognized as wholesale finance revenue.  Amortized discounts for the NACD and other trade receivables were $84 million and $94 million for the three months ended ($170 million and $173 million for the six months ended) June 30, 2007 and 2006, respectively.  In the Consolidated Statements of Cash Flows, collection of the discount is included in investing activities as the receivables are collected.

Other Managed Assets
In addition to the sales and servicing of finance receivables, we also sell individual leases and finance receivables to third parties with limited or no recourse to us in order to reduce our concentration of credit risk related to certain customers.  We maintain servicing for these third-party assets, which totaled $418 million and $362 million, as of June 30, 2007 and December 31, 2006, respectively.  Since we do not receive a servicing fee for these assets, a servicing liability is recorded.  As of June 30, 2007, this liability is not significant.

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

UNAUDITED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW:  SECOND QUARTER 2007 VS. SECOND QUARTER 2006

The Company reported record revenues of $747 million, an increase of $71 million or 11 percent compared with the same quarter in 2006.  On a pre-tax basis, profit was up $32 million or 21 percent compared with the second quarter of 2006.  Profit after tax was a record of $123 million, a $17 million or 16 percent increase over the second quarter of 2006.

•
Of the increase in revenues, $48 million resulted from the impact of higher interest rates on new and existing finance receivables and $6 million resulted from the impact of continued growth of finance receivables and operating leases (earning assets).  In addition, other revenues increased $17 million primarily due to the absence of a $16 million write-off of a repossessed marine vessel that occurred in the second quarter of 2006.

•
The increase in pre-tax profit was principally due to an increase of $28 million in margin (wholesale, retail finance, operating lease, and associated fee revenues less interest expense and depreciation on assets leased to others), and a $17 million increase in other revenue items offset by a $13 million increase in operating expenses.  Of the increase in margin, $26 million was due to an improvement in net yield on average earning assets and $2 million resulted from the growth in average earning assets over 2006 of $252 million.

•
New retail financing was a record $3.65 billion, an increase of $452 million or 14 percent from the second quarter of 2006.  The increase was the result of increased new retail financing primarily in our Diversified Services, Europe, and Asia-Pacific operating segments.

•
Wholesale finance receivables were $4.47 billion, a decrease of $1.892 billion, or 30 percent, from the second quarter of 2006.  The decrease, primarily relating to North American dealer receivable purchases from Caterpillar, is the result of a Caterpillar initiative to reduce receivables and inventory.

•
Past dues over 30 days at June 30, 2007, were 2.09 percent compared to 1.70 percent at June 30, 2006, due primarily to the softening of the U.S. housing industry.  Write-offs, net of recoveries, were $12 million for both second quarters of 2007 and 2006.  Although past dues reflect an increasing trend over the prior year, it is in line with management's expectations through second quarter 2007.

REVIEW OF CONSOLIDATED STATEMENTS OF PROFIT

THREE MONTHS ENDED JUNE 30, 2007 VS. THREE MONTHS ENDED JUNE 30, 2006

REVENUES
Finance revenue (wholesale, retail and notes receivable from Caterpillar) for the second quarter of 2007 was $492 million, an increase of $42 million from the same period last year.  The increase was principally due to a 1 percent increase in the average portfolio balance outstanding and a 61 basis point increase in the yield on average finance receivables.  Yield was also positively impacted from an increase in earned discounts on certain non-NACD purchased receivables due primarily to increased prepayments on current receivables and collections on past due receivables.  Second quarter 2007 prepayment and past due collection activities contributed $7 million, or 11 basis points to yield, to wholesale revenues.  The annualized average yield on total average portfolio assets was 8.22 percent for the second quarter of 2007 compared to 7.61 percent for the second quarter of 2006.

UNAUDITED

Operating lease revenue for the second quarter of 2007 was $212 million, or $10 million higher than the same period of 2006 due to modest portfolio growth.

Other revenue for the second quarter of 2007 was $43 million, an increase of $19 million from the same period in 2006.  The increase is primarily due to the absence of a $16 million write-down of a marine vessel in 2006.

Other revenue items were as follows:

(Millions of dollars)	Three Months Ended June 30,
	2007	2006
Finance receivable and operating lease fees (including late charges)	$18	$15
Net gain/(loss) on returned or repossessed equipment	10	(10)
Currency exchange gain	9	9
Gain on sales of receivables and securities	3	7
Income related to retained interests in securitized retail receivables	3	4
Service fee income on sold receivables	3	3
Miscellaneous other revenue, net	2	3
Partnership/dividend income	1	1
Net (loss)/gain on undesignated foreign exchange contracts (including forward points)	(4)	(7)
Net loss from interest rate derivatives	(2)	(1)
Total other revenue	$43	$24

EXPENSES
Interest expense for the second quarter of 2007 was $279 million, an increase of $21 million from the same period last year.  This increase was primarily due to the increase in the average cost of borrowing of 30 basis points to 4.83 percent for the second quarter of 2007 from 4.53 percent for the second quarter of 2006.

Depreciation expense on equipment leased to others was $164 million, up $5 million over the second quarter of 2006 due to modest portfolio growth.

General, operating and administrative expenses were $93 million for the second quarter of 2007 compared to $81 million for the same period in 2006.  The increase resulted primarily from an increase in labor costs.  There were 1,537 full-time employees as of June 30, 2007, compared to 1,465 as of June 30, 2006.

The provision for credit losses was $20 million for the second quarter of 2007, down $1 million from the second quarter of 2006.  The allowance for credit losses at June 30, 2007 was 1.39 percent of finance receivables (excluding Notes receivable from Caterpillar), net of unearned income, compared to 1.33 percent at June 30, 2006.  The increase in the allowance as a percentage of finance receivables is primarily due to the decrease in wholesale receivables (which historically experience very low credit losses) relative to the overall portfolio.  This decrease is primarily due to a Caterpillar initiative to reduce receivables and inventory.

The effective tax rate for the second quarter of 2007 of 34 percent increased from 32 percent for the second quarter of 2006.  The increase from 2006 is primarily attributable to the absence of a state income tax refund received in 2006 and the change in the geographic mix of profits.

UNAUDITED

PROFIT
As a result of the performance discussed above, Cat Financial had profit of $123 million for the second quarter of 2007, up $17 million or 16 percent from the second quarter of 2006.

SIX MONTHS ENDED JUNE 30, 2007 VS. SIX MONTHS ENDED JUNE 30, 2006

REVENUES
Finance revenue (wholesale, retail and notes receivable from Caterpillar) for the first six months of 2007 was $958 million, an increase of $97 million from the same period last year.  The increase was principally due to a 3 percent increase in the average portfolio balance outstanding and a 60 basis point increase in the yield on average finance receivables.  Yield was also positively impacted from an increase in earned discounts on certain non-NACD purchased wholesale receivables due primarily to increased prepayments on current receivables and collections on past due receivables.  Prepayment and past due collection activities for the first six months of 2007 contributed $13 million, or 11 basis points, to wholesale revenues.  The annualized average yield on total average portfolio assets was 8.07 percent for the first six months of 2007 compared to 7.47 percent for the first six months of 2006.

Operating lease revenue for the first six months of 2007 was $414 million, or $13 million higher than the same period of 2006 due to modest portfolio growth.

Other revenue for the first six months of 2007 was $88 million, an increase of $17 million from the same period in 2006.  The increase is primarily due to the absence of a $16 million write-down of a marine vessel in 2006 partially offset by a decrease in gain on sale of receivables due to the absence of a securitization through the second quarter of 2007.

Other revenue items were as follows:

(Millions of dollars)	Six Months Ended June 30,
	2007	2006
Finance receivable and operating lease fees (including late charges)	$33	$30
Net gain on returned or repossessed equipment	15	1
Currency exchange gain	22	8
Miscellaneous other revenue, net	7	5
Income related to retained interests in securitized retail receivables	6	8
Service fee income on sold receivables	6	6
Gain on sales of receivables and securities	5	14
Net gain on undesignated foreign exchange contracts (including forward points)	(10)	(2)
Partnership/dividend income	3	2
Net gain/(loss) from interest rate derivatives	1	(1)
Total other revenue	$88	$71

EXPENSES
Interest expense for the first six months of 2007 was $549 million, an increase of $58 million from the same period last year.  This increase was primarily due to the increase in the average cost of borrowing of 42 basis points to 4.87 percent for the first six months of 2007 from 4.45 percent for the first six months of 2006 and the impact of a 1 percent increase in average borrowings to fund growth in finance receivables and operating leases.

Depreciation expense on equipment leased to others was $321 million, up $4 million over the first six months of 2006 due to modest portfolio growth.

UNAUDITED

General, operating and administrative expenses were $178 million for the first six months of 2007 compared to $161 million for the same period in 2006.  The increase resulted primarily from an increase in labor costs.

The provision for credit losses was $38 million for the first six months of 2007, up $5 million from the first six months of 2006 due to increased net write-offs of $7 million primarily as a result of the softening of the U.S. housing industry.  The allowance for credit losses at June 30, 2007 was 1.39 percent of finance receivables (excluding Notes receivable from Caterpillar), net of unearned income, compared to 1.33 percent at June 30, 2006.  The increase in the allowance as a percentage of finance receivables is primarily due to the decrease in wholesale receivables (which historically experience very low credit losses) relative to the overall portfolio.  This decrease is primarily due to a Caterpillar initiative to reduce receivables and inventory.

The effective tax rate for the first six months of 2007 of 33 percent increased from 32 percent for the first six months of 2006.  The increase from 2006 is primarily attributable to the absence of a state income tax refund received in 2006.

PROFIT
As a result of the performance discussed above, Cat Financial had profit of $248 million for the first six months of 2007, up $24 million or 11 percent from the first six months of 2006.

REVIEW OF CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

ASSETS
Total assets were $27.6 billion as of June 30, 2007, an increase of $280 million over December 31, 2006, principally due to an increase in the retail finance receivables portfolio.  During the first six months ended June 30, 2007, we financed new retail business of $6.4 billion, an increase of $571 million or 10 percent over the same period in 2006, primarily related to increased financing in the Diversified Services, Europe and Asia-Pacific operating segments.

TOTAL OFF-BALANCE SHEET MANAGED ASSETS
We manage and service receivables and leases that have been transferred through securitization or sale.  These receivables and leases are not available to pay our creditors.  In addition, we sell finance receivables and leases to third parties in an on-going effort to manage our concentration of credit risk with certain customers.

Off-balance sheet managed assets were as follows:

(Millions of dollars)	June 30, 2007	December 31, 2006
Installment sale contracts securitized	$807	$1,174
Finance leases securitized	37	53
Less: retained interests (included in Other assets)	(40)	(68)
Off-balance sheet securitized retail receivables	804	1,159
Wholesale receivables sold	240	240
Other managed receivables/leases*	418	362
Total off-balance sheet managed assets	$1,462	$1,761

UNAUDITED

*Other off-balance sheet managed receivables/leases were as follows:

(Millions of dollars)	June 30, 2007	December 31, 2006
Finance leases	$152	$107
Installment sale contracts	113	111
Operating leases	129	119
Retail notes receivable	24	25
Total other managed receivables/leases	$418	$362

ALLOWANCE FOR CREDIT LOSSES
The following table shows activity related to the Allowance for credit losses:

(Millions of dollars)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Balance at beginning of the period	$323	$309	$319	$302
Provision for credit losses	20	21	38	33
Receivables written off	(20)	(16)	(39)	(28)
Recoveries on receivables previously written off	8	4	12	8
Adjustment due to securitization of receivables	-	(12)	-	(12)
Foreign currency translation adjustment	4	4	5	7
Balance at end of the period	$335	$310	$335	$310

Bad debt write-offs, net of recoveries, were $12 million for both the second quarter of 2007 and 2006.  Bad debt write-offs, net of recoveries, were $27 million for the six months ended 2007 compared with $20 million for the six months ended 2006.  See Critical Accounting Policies – Allowance for Credit Losses for more information on the allowance for credit losses.

TOTAL PAST DUE FINANCE AND RENTS RECEIVABLES
Finance receivables (excluding Notes receivable from Caterpillar) plus rents receivable for operating leases (included in Other assets) that were past due over 30 days were 2.09 percent of the aggregate total of these receivables as of June 30, 2007, compared to 1.70 percent as of June 30, 2006.  The increase is primarily due to the softening of the U.S. housing industry.  Although this reflects an increasing trend over the prior year, it is in line with management’s expectations through second quarter 2007.

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

BORROWINGS
Cat Financial’s borrowings consist primarily of medium-term notes, commercial paper, variable denomination floating rate demand notes, and bank borrowings, the combination of which is used to manage interest rate risk and funding requirements.  We also utilize additional funding sources including securitizations of retail installment contracts and finance leases, and wholesale receivable commercial paper conduits.

Total borrowings outstanding as of June 30, 2007 were $22.975 billion, a decrease of $69 million over December 31, 2006, due to lower funding requirements.  Outstanding borrowings were as follows:

(Millions of dollars)	June 30, 2007	December 31, 2006
Medium-term notes, net of unamortized discount	$16,842	$16,894
Commercial paper, net of unamortized discount	4,243	4,557
Variable denomination floating rate demand notes	634	590
Long-term bank borrowings	497	425
Short-term bank borrowings	464	251
Deposit obligation	232	232
Notes payable to Caterpillar	55	87
Loans from a company-owned partnership	8	8
Total outstanding borrowings	$22,975	$23,044

Medium-term notes
We regularly issue medium-term unsecured notes through securities dealers or underwriters in the U.S., Canada, Europe and Australia to both retail and institutional investors.  These notes are offered in several currencies and with a variety of maturities.  These notes are senior obligations of the Company.

Commercial paper
We issue unsecured commercial paper in the U. S., Europe and other international capital markets.  These short-term promissory notes are issued on a discounted basis and are payable at maturity.  Of the $4.2 billion of commercial paper outstanding as of June 30, 2007, $57 million has a built-in feature to extend the maturity a maximum of 390 days from the initial issue date.

Revolving credit facilities
We participate in three global credit facilities with a syndicate of banks totaling $6.45 billion available in the aggregate to both Caterpillar Inc. and Cat Financial (along with specified subsidiaries of Cat Financial in connection with certain sub-facilities).  These credit facilities are used to support commercial paper programs.  Based on an allocation decision by Caterpillar Inc. and Cat Financial, which can be revised at any time, the aggregate portion of the credit facilities available to Cat Financial at June 30, 2007, was $4.95 billion.  A five-year facility of $1.625 billion expires in September 2010, and a five-year facility of $2.975 billion expires in September 2011.  A 364-day facility of $1.85 billion expires in September 2007, and contains a provision that allows Caterpillar Inc. or Cat Financial to obtain a one-year loan for up to the full amount of that facility in September 2007, that would mature in September 2008.  Each of the facilities includes one or more sub-facilities that allow one or more specified subsidiaries of Cat Financial to borrow in certain non-U.S. dollar currencies.

UNAUDITED

Our Australian subsidiary has a A$50 million (USD equivalent $42 million) credit facility with one bank to support its commercial paper program.

At June 30, 2007 and December 31, 2006, there were no borrowings under the foregoing credit facilities, and we were in compliance with all debt covenants.

Variable denomination floating rate demand notes
We also obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction.  We do not hold reserves to fund the payment of the demand notes.  The notes are offered on a continuous basis by prospectus only.

Bank borrowings
Total bank borrowings as of June 30, 2007, were $961 million.  Credit lines with banks total $1.766 billion and will be eligible for renewal at various future dates or have no specified expiration date.  They are used by our subsidiaries for local funding requirements and are generally guaranteed by Cat Financial.  As of June 30, 2007, we had $955 million outstanding against these credit lines compared to $673 million as of December 31, 2006.

Deposit obligation
A deposit obligation of $232 million has a corresponding security deposit, which is included in Other assets in the   Consolidated Statements of Financial Position as of June 30, 2007, and December 31, 2006.  This deposit obligation and corresponding security deposit relates to a financing arrangement, which provides us a return.  This arrangement requires that we commit to a certain long-term obligation and provide a security deposit, which will fulfill this obligation when it becomes due.

Variable amount lending agreements with Caterpillar
Under these agreements, we may borrow up to $1.9 billion from Caterpillar, and Caterpillar may borrow up to $1.2 billion from us.  The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice.  We had notes payable of $55 million and notes receivable of $100 million outstanding as of June 30, 2007, compared to notes payable of $87 million and notes receivable of $75 million as of December 31, 2006.

OFF-BALANCE SHEET ARRANGEMENTS
We lease all of our facilities.  In addition, we currently have guarantees with third parties.  Please refer to Note E of Notes to Consolidated Financial Statements for information on our guarantee contingent liabilities.

UPDATE ON CONTRACTUAL OBLIGATIONS
We adopted FIN 48, “Accounting for Uncertainty in Income Taxes” as of January 1, 2007.  As of adoption, the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $30 million.  However, the net obligation to taxing authorities under FIN 48 was $22 million.  The difference relates primarily to outstanding refund claims.  The timing of payments will depend on the progress of examinations with tax authorities.  We do not expect a significant tax payment related to these obligations within the next year.  The liability at June 30, 2007 was not materially different from the liability at the date of adoption.

CASH FLOWS
Operating cash flow was $348 million for the first six months ended June 30, 2007, compared with $389 million for the same period in 2006.  Net cash used in investing activities decreased $1 billion for the first six months ended June 30, 2007 as compared to the same period in 2006, primarily as a result of less net cash used for finance receivables due to slower growth in the portfolio, offset by the absence of a securitization.  Net cash provided by financing activities decreased $1 billion for the first six months ended June 30, 2007 as compared to the same period in 2006 due to lower funding requirements.

UNAUDITED

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

UNAUDITED

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

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the six months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.7
First Supplemental Indenture, dated as of October 1, 2005, amending the Indenture dated as of July 15, 1991, between the Company and U.S. Bank National Association, as successor to the former Trustee (incorporated by reference from Exhibit 4.3 to Amendment No. 5 to the Company’s Registration Statement on Form S-3 filed October 20, 2005, Commission File No. 333-114075).

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

12
Statement Setting Forth Computation of Ratio of Profit to Fixed Charges of Caterpillar Financial Services Corporation and subsidiaries.  The ratios were 1.66 for the six months ended June 30, 2007 and 2006, respectively.

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

Caterpillar Financial Services Corporation
(Registrant)

Date: August 2, 2007	By: /s/ Steven R. Elsesser
Steven R. Elsesser, Contoller

Date: August 2, 2007	By: /s/ Kent M. Adams
Kent M. Adams, President, Director and Chief Executive Officer