Form 10-Q
period 2007-09-30
CATERPILLAR FINANCIAL SERVICES CORP
filed 2007-11-01
CIK 764764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of October 31, 2007, one share of common stock of the Registrant was outstanding, which is owned by Caterpillar Inc.

UNAUDITED

PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In addition to the accompanying unaudited consolidated financial statements for Caterpillar Financial Services Corporation (together with its subsidiaries, "Cat Financial," "the Company," "we," and "our"), we suggest that you read our 2006 Annual Report on Form 10-K. The Company files electronically with the Securities and Exchange Commission (“SEC”) required reports on Form 8-K, Form 10-Q, Form 10-K and registration statements on Form S-3, when necessary.  The public may read and copy any materials the Company has filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330.  The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished with the SEC are available free of charge through our Internet site (www.catfinancial.com) as soon as reasonably practicable after filing with the SEC.  Copies may also be obtained free of charge by writing to:  Legal Dept., Caterpillar Financial Services Corporation, 2120 West End Ave., Nashville, Tennessee 37203-0001.  In addition, the public may obtain more detailed information about our parent company, Caterpillar Inc. (together with its subsidiaries, “Caterpillar” or “Cat”) by visiting its Internet site (www.cat.com).  None of the information contained at any time on either our Internet site or Caterpillar’s Internet site is incorporated by reference into this document.

                 UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF PROFIT
(Unaudited)
(Dollars in Millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Wholesale finance	$97	$138	$320	$362
Retail finance	400	331	1,135	968
Operating lease	221	206	635	607
Other	40	48	128	119
Total revenues	758	723	2,218	2,056

Expenses:
Interest	289	267	838	758
Depreciation on equipment leased to others	172	160	493	477
General, operating and administrative	85	86	263	247
Provision for credit losses	21	15	59	48
Other	4	3	9	6
Total expenses	571	531	1,662	1,536

Profit before income taxes	187	192	556	520

Provision for income taxes	54	60	175	164
Profit	$133	$132	$381	$356

See Notes to Consolidated Financial Statements (unaudited).

                  UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in Millions, except share data)

	September 30,	December 31,
	2007	2006
Assets:
Cash and cash equivalents	$212	$136
Finance receivables
Retail notes receivable	5,396	5,021
Wholesale notes receivable	3,608	5,098
Notes receivable from Caterpillar	75	75
Finance leases and installment sale contracts – Retail	16,644	15,269
Finance leases and installment sale contracts – Wholesale	635	420
	26,358	25,883
Less: Unearned income	1,987	1,874
Allowance for credit losses	338	319
Total net finance receivables	24,033	23,690

Equipment on operating leases,
less accumulated depreciation	2,885	2,562
Deferred income taxes	57	40
Other assets	963	908
Total assets	$28,150	$27,336

Liabilities and stockholder's equity:
Payable to dealers and others	$344	$286
Payable to Caterpillar – other	31	34
Accrued expenses	309	257
Income taxes payable	94	98
Payable to Caterpillar – borrowings	78	87
Short-term borrowings	5,321	5,398
Current maturities of long-term debt	4,486	4,038
Long-term debt	13,303	13,521
Deferred income taxes and other liabilities	409	379
Total liabilities	24,375	24,098

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid-in amount)	745	745
Retained earnings	2,555	2,177
Accumulated other comprehensive income	475	316
Total stockholder's equity	3,775	3,238

Total liabilities and stockholder's equity	$28,150	$27,336

 See Notes to Consolidated Financial Statements (unaudited).

                  UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Unaudited)
(Dollars in Millions)

	Nine Months Ended
	September 30,
	2007		2006

Common stock – one share (at paid-in amount):
Balance at beginning of period	$745		$745
Balance at end of period	745		745

Retained earnings:
Balance at beginning of period	2,177		2,054
Adjustment to adopt FIN 48	(3)		-
Profit	381	$381	356	$356
Balance at end of period	2,555		2,410

Accumulated other comprehensive income:
Foreign currency translation adjustment
Balance at beginning of period	295		141
Aggregate adjustment for the period	174	174	100	100
Balance at end of period	469		241
Interest rate derivative instruments, net of tax
Balance at beginning of period, net of tax of: 2007 - $9; 2006 - $13	16		22
Net (loss)/gains deferred during the period, net of tax of: 2007 - $2; 2006 - $3	(3)	(3)	6	6
Net gains reclassified to earnings during the period, net of tax of: 2007 - $5; 2006 - $8	(10)	(10)	(13)	(13)
Balance at end of period, net of tax of: 2007 - $2; 2006 - $8	3		15
Other instruments, net of tax
Balance at beginning of period	5		4
Aggregate adjustment for the period	(2)	(2)	1	1
Balance at end of period	3		5
Total accumulated other comprehensive income	475		261

Comprehensive income		$540		$450

Total stockholder’s equity at end of period	$3,775		$3,416

See Notes to Consolidated Financial Statements (unaudited).

                UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Profit	$381	$356
Adjustments for non-cash items:
Depreciation and amortization	516	493
Amortization of receivables purchase discount	(242)	(283)
Provision for credit losses	59	48
Gain on sales of receivables and securities	(14)	(16)
Other, net	(49)	(3)
Changes in assets and liabilities:
Receivables from others	(34)	38
Other receivables/payables with Caterpillar	(26)	(15)
Payable to dealers and others	47	6
Accrued expenses and other liabilities, net	51	(78)
Income taxes payable	(5)	62
Other assets, net	4	(3)
Net cash provided by operating activities	688	605

Cash flows from investing activities:
Expenditures for equipment on operating leases and for non-leased equipment	(990)	(855)
Proceeds from disposals of equipment	556	584
Additions to finance receivables	(26,452)	(26,783)
Collections of finance receivables	25,020	24,465
Proceeds from sales of receivables	1,888	1,747
Net change in Notes receivable from Caterpillar	1	(203)
Other, net	26	85
Net cash provided by (used in) investing activities	49	(960)

Cash flows from financing activities:
Payable to Caterpillar – borrowings and other	(13)	(36)
Proceeds from debt issued (original maturities greater than three months)	7,381	7,250
Payments on debt issued (original maturities greater than three months)	(7,751)	(7,746)
Short-term borrowings, net (original maturities three months or less)	(290)	916
Other	5	3
Net cash (used in) provided by financing activities	(668)	387

Effect of exchange rate changes on cash	7	(18)

Increase in cash and cash equivalents	76	14

Cash and cash equivalents at beginning of year	136	87

Cash and cash equivalents at end of period	$212	$101

  See Notes to Consolidated Financial Statements (unaudited).

                   UNAUDITED

Notes to Consolidated Financial Statements
(Unaudited)

A.	Basis of presentation

In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated profit for the three months and nine months ended September 30, 2007 and 2006, (b) the consolidated financial position as of September 30, 2007 and December 31, 2006, (c) the consolidated changes in stockholder's equity for the nine months ended September 30, 2007 and 2006, and (d) the consolidated cash flows for the nine months ended September 30, 2007 and 2006. The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC, requires management to make estimates and assumptions that affect the reported amounts. The most significant estimates are the allowance for credit losses and residual values for leased assets.  Actual results may differ from these estimates. Certain amounts for prior periods have been reclassified to conform to the current period presentation.

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

FIN 48 – In July 2006, the FASB issued FIN 48, “Accounting For Uncertainty In Income Taxes - an Interpretation of FASB Statement No. 109,” to create a single model to address accounting for uncertainty in tax positions.  FIN 48 clarifies that a tax position must be more likely than not of being sustained before being recognized in the financial statements.  As required, we adopted the provisions of FIN 48 as of January 1, 2007.  The following table summarizes the effect of the initial adoption of FIN 48.  See Note H for additional information.

UNAUDITED

Initial adoption of FIN 48	January 1, 2007 Prior to FIN 48 Adjustment	FIN 48 Adjustment	January 1, 2007 Post FIN 48 Adjustment
(Millions of dollars)
Income taxes payable	$98	$15	$113
Deferred income taxes and other liabilities	379	(12)	367
Retained earnings	2,177	(3)	2,174

SFAS 157 – In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), "Fair Value Measurements.”  SFAS 157 provides a common definition of fair value and a framework for measuring assets and liabilities at fair values when a particular standard prescribes it.  In addition, the Statement expands disclosures about fair value measurements.  As required by SFAS 157, we will adopt this new accounting standard effective January 1, 2008.  We are currently reviewing the impact of SFAS 157 on our financial statements.  We do not expect the adoption to have a material impact on our financial statements.

SFAS 158 – In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (SFAS 158), "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).”  SFAS 158 requires recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet.  Under SFAS 158, gains and losses, prior service costs and credits and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost are recognized in accumulated other comprehensive income (loss), net of tax effects, until they are amortized as a component of net periodic cost.  Also, the measurement date – the date at which the benefit obligation and plan assets are measured – is required to be the company's fiscal year-end.  As required by SFAS 158, we adopted the balance sheet recognition provisions at December 31, 2006, and will adopt the year-end measurement date in 2008.  The adoption of SFAS 158 is currently expected not to have a material impact to our Statement of Financial Position since Cat Financial is considered a participant in the Caterpillar retirement plan for which we are charged a share of plan expenses, but are not required to record assets or liabilities of the plan.

SFAS 159 – In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of SFAS No. 115.”  SFAS 159 will create a fair value option under which an entity may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities on a contract by contract basis, with changes in fair values recognized in earnings as these changes occur.  SFAS 159 will become effective for fiscal years beginning after November 15, 2007.  We will adopt this new accounting standard on January 1, 2008.  We do not expect the adoption to have a material impact on our financial statements.

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
•
Europe:  We have offices in Europe to serve European dealers and customers.  This segment also includes our office in Russia, which serves dealers and customers in the Commonwealth of Independent States, and Dubai, which primarily serves dealers and customers in the Middle East.

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
•
Cat Power Finance:  This segment primarily provides debt financing for Caterpillar electrical power generation, gas compression and co-generation systems, as well as non-Caterpillar equipment that is powered by these systems, for all countries.

UNAUDITED

On January 1, 2007, $1.772 billion of Inter-segment assets were reclassified to the North America segment as follows:  from the Diversified Services segment in the amount of $1.381 billion, from the Power Finance segment in the amount of $387 million, from the Europe segment in the amount of $3 million and from the Asia-Pacific segment in the amount of $1 million.  In addition, assets in the amount of $189 million were transferred to the Asia-Pacific segment from the North America segment.  These reclassifications were made in order to maintain alignment with management responsibility.   Prior year data has been reclassified to conform to the new structure.

During the third quarter 2007, $255 million of assets were reclassified to the North America segment from the Diversified Services segment.  These reclassifications were made in order to maintain alignment with management responsibility.  Prior year data has been reclassified to conform to the new structure.

Debt and other expenses are allocated from the North America segment to other segments based on their respective portfolios.  The related interest expense is calculated based on the amount of allocated debt and the rates associated with that debt.  The provision for credit losses included in each segment's profit is based on each segment's share of the Company's allowance for credit losses.  Inter-segment revenues result from lending activities between segments, and are based on the amount of the respective Inter-segment loans and the rates associated with those loans.

As noted above, the segment information is presented on a management reporting basis.  Unlike financial reporting, there is no authoritative guidance for management reporting equivalent to generally accepted accounting principles.

Segment data for the three months ended September 30,
(Millions of dollars) 2007	North America	Europe	Diversified Services	Asia-Pacific	Cat Power Finance	Total
External revenue	$460	$116	$101	$63	$18	$758
Inter-segment revenue	24	-	-	-	-	24
Profit	62	33	26	7	5	133
Assets at September 30, 2007	17,777	5,641	4,160	2,790	792	31,160
2006	North America	Europe	Diversified Services	Asia-Pacific	Cat Power Finance	Total
External revenue	$461	$90	$88	$58	$26	$723
Inter-segment revenue	14	-	-	-	-	14
Profit	71	19	18	12	12	132
Assets at December 31, 2006	17,956	4,860	3,631	2,405	926	29,778

UNAUDITED

Segment data for the nine months ended September 30,
(Millions of dollars) 2007	North America	Europe	Diversified Services	Asia-Pacific	Cat Power Finance	Total
External revenue	$1,356	$317	$296	$186	$63	$2,218
Inter-segment revenue	57	-	-	-	-	57
Profit	188	70	69	27	27	381
Assets at September 30, 2007	17,777	5,641	4,160	2,790	792	31,160
2006	North America	Europe	Diversified Services	Asia-Pacific	Cat Power Finance	Total
External revenue	$1,323	$257	$237	$177	$62	$2,056
Inter-segment revenue	38	-	-	-	-	38
Profit	211	55	38	35	17	356
Assets at December 31, 2006	17,956	4,860	3,631	2,405	926	29,778

Reconciliation of assets: (Millions of dollars)	September 30, 2007	December 31, 2006
Assets from segments	$31,160	$29,778
Investment in subsidiaries	(991)	(967)
Inter-segment balances	(2,019)	(1,475)
Total assets	$28,150	$27,336

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

 Other revenues included losses of $42 million and $2 million on undesignated contracts for the three months ended September 30, 2007 and 2006, respectively, and losses of $52 million and $4 million for the nine months ended September 30, 2007 and 2006, respectively.  The losses on undesignated contracts, excluding forward points, substantially offset the balance sheet remeasurement gains.

Interest Rate Risk
Interest rate movements create a degree of risk to our operations by affecting the amount of our interest payments and the value of our fixed rate debt.  Our practice is to use interest rate swap agreements to manage our exposure to interest rate changes and, in some cases, to lower the cost of borrowed funds.

UNAUDITED

We have a match-funding policy that addresses interest rate risk by aligning the interest rate profile (fixed or floating rate) of our debt portfolio with the interest rate profile of our receivables portfolio within predetermined ranges on an ongoing basis.  In connection with that policy, we use interest rate derivative instruments to modify the debt structure to match assets within the receivables portfolio.  This match-funding reduces the volatility of margins between interest-bearing assets and interest-bearing liabilities, regardless of which direction interest rates move.  Our Policy allows us to use fixed-to-floating (fair value hedges), floating-to-fixed and floating-to-floating interest rate swaps (cash flow hedges) to meet our match-funding objective.  To support hedge accounting, we designate fixed-to-floating interest rate swaps as fair value hedges of the fair value of our fixed rate debt at the inception of the swap contract, and we designate floating-to-fixed interest rate swaps as cash flow hedges of the variability of future cash flows at the inception of the swap contract.

Fair value hedges
We liquidated fixed-to-floating interest rate swaps during 2006, 2005, and 2004, which resulted in deferred net gains that are being amortized to earnings ratably over the remaining life of the hedged debt.  The unamortized balance of $6 million as of September 30, 2007 will be amortized into Interest expense over the next seven years.

Gains/(losses) on designated fixed-to-floating interest rate swaps included in current earnings were as follows:

(Millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Gain/(loss) on designated interest rate derivatives – included in Other revenues	$62	$79	$31	$(7)
(Loss)/gain on hedged debt – included in Other revenues	$(64)	$(79)	$(33)	$7
Amortization of the net gain on liquidated swaps – included in Interest expense	1	2	2	6

Cash flow hedges
As of September 30, 2007,  $7 million, net of tax, of deferred net gains included in equity (Accumulated other comprehensive income), related to our floating-to-fixed interest rate swaps, is expected to be reclassified to Interest expense over the next twelve months.

We liquidated floating-to-fixed interest rate swaps during 2007 that resulted in deferred net gains that are being amortized to earnings ratably over the remaining life of the hedged debt.  The unamortized balance of $1 million as of September 30, 2007 will be amortized into Interest expense over the next twelve months.

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

We have also provided a limited indemnity to a third party bank, which was $32 million at September 30, 2007, resulting from the assignment of certain leases to that bank.  The indemnity is for the remote chance that the insurers of these leases would become insolvent.  The indemnity expires December 15, 2012, and is unsecured.

UNAUDITED

No loss has been experienced or is anticipated under any of these guarantees or the limited indemnity.  The recorded liability for these guarantees and the limited indemnity was $7 million at September 30, 2007 and $9 million at December 31, 2006.  The maximum potential amount of future payments (undiscounted and without reduction for any amount that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees and the limited indemnity are as follows:

(Millions of dollars)	September 30, 2007	December 31, 2006
Guarantees with Caterpillar dealers	$265	$362
Guarantees with Customers	39	37
Limited Indemnity	32	35
Guarantees – other	-	3
Total guarantees	$336	$437

F.	Contingencies

We are party to various litigation matters and claims, and while the results cannot be predicted with certainty, management believes the final outcome of such matters and claims will not have a material adverse effect on our consolidated financial position, profit or liquidity.

G.	Sales and Servicing of Finance Receivables

Cat Financial securitizes retail installment sale contracts and finance leases into public asset-backed securitization facilities.  In addition, Cat Financial has sold interests in wholesale receivables to third-party commercial paper conduits.  These transactions provide a source of liquidity and allow for better management of our balance sheet capacity.  In addition, we sell individual loans and leases to third parties to mitigate the concentration of credit risk related to certain customers.  None of the receivables that are directly or indirectly sold to third parties in any of the foregoing transactions are available to pay our creditors.

Securitized Retail Installment Sale Contracts and Finance Leases
We securitize retail installment sale contracts and finance leases through public asset-backed securitization facilities that are qualifying special-purpose entities (“QSPEs”) and thus, in accordance with Statement of Financial Accounting Standards No. 140 (SFAS 140) "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," are not consolidated.  For bankruptcy analysis purposes, Cat Financial has sold the receivables to the QSPEs in a true sale and the QSPEs are separate legal entities.  The assets of the QSPEs are not available to pay the creditors of Cat Financial or any other affiliate of Cat Financial.  These finance receivables, which are being held in securitization trusts, are secured by new and used equipment.  We retain ownership interests and servicing responsibilities related to these securitizations.  Our retained interests are generally subordinate to the investors’ interests and are included in Other assets in our Consolidated Statements of Financial Position.  We receive a fee of approximately one percent of the remaining value of the receivables for our servicing responsibilities.  We generally do not record a servicing asset or liability since the servicing fee is considered fair market compensation.

During the third quarter of 2007, we securitized retail installment sale contracts and finance leases into a public asset-backed securitization facility.  Net proceeds received were $662 million, which includes both cash proceeds and retained interests.  A net gain of $4 million was recognized on this transaction.  Our retained interests in the securitized receivables include an interest in future cash flows (excess) with an initial fair value of $2 million and a reserve account with an initial fair value of $9 million.  We determine the fair value based on discounted cash flow models that incorporate assumptions including credit losses, prepayment rates, and discount rates.  These assumptions are based on our historical experience, market trends, and anticipated performance relative to the particular assets securitized.  Significant assumptions used to estimate the fair value of the retained interests include an 8.4 percent discount rate, a weighted-average prepayment rate of 14 percent and expected credit losses of 1 percent.

UNAUDITED

A public securitization also occurred in the second quarter of 2006.  Net proceeds received were $964 million, which included both cash proceeds and retained interests.  A net gain of $7 million was recognized on this transaction.  Our retained interests in the securitized receivables included subordinated certificates with an initial fair value of $4 million, an interest in future cash flows (excess) with an initial fair value of $3 million, and a reserve account with an initial fair value of $10 million.  We determine the fair value based on discounted cash flow models that incorporate assumptions including credit losses, prepayment rates, and discount rates.  These assumptions are based on our historical experience, market trends, and anticipated performance relative to the particular assets securitized.  Significant assumptions used to estimate the fair value of the retained interests include an 11.2 percent discount rate, a weighted-average prepayment rate of 14 percent and expected credit losses of 1 percent.

The fair value of the subordinated retained interests in all public securitizations outstanding totaled $50 million at September 30, 2007 and $68 million at December 31, 2006.

Sale of Interests in Wholesale Receivables
We purchase North American Caterpillar Dealer trade receivables ("NACD Receivables") at a discount.  The discount is an estimate of the amount of financing revenue that would be earned at a market rate on the NACD Receivables over their expected life.  Cat Financial has sold interests in the NACD Receivables to third-party commercial paper conduits.  In accordance with SFAS 140, the transfers to the conduits are accounted for as sales.  The gain, included in Other revenue, is principally the difference between the unearned discount on the NACD Receivables sold to the third-party commercial paper conduits less related costs incurred over their remaining term.  Expected credit losses are assumed to be zero because dealer receivables have historically had no losses and none are expected in the future.  We receive an annual servicing fee of approximately 0.5 percent of the average outstanding principal balance of the interests in the NACD Receivables sold to the third-party commercial paper conduits.  We generally do not record a servicing asset or liability since the servicing fee is considered fair market compensation.

As of September 30, 2007 and December 31, 2006, the outstanding principal balance of the interests in the NACD Receivables sold was $240 million.

The remaining interests in the NACD Receivables as of September 30, 2007 and December 31, 2006 of $1.610 billion and $2.718 billion, respectively, are included in Wholesale notes receivable in our Consolidated Statements of Financial Position.  The discount on the remaining interests in the NACD Receivables, which are not sold to the third-party commercial paper conduits, is amortized on an effective yield basis over the life of the NACD Receivables and recognized as Wholesale finance revenue.  Because the receivables are short-term in nature, the carrying amount approximates the fair value.

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

 In addition to the NACD Receivables, we purchase other trade receivables from Caterpillar entities at a discount. The discount is an estimate of the amount of financing revenue that would be earned at a market rate on these trade receivables over their expected life.  The discount is amortized into revenue on an effective yield basis over the life of the receivables and recognized as Wholesale finance revenue.  Amortized discounts for the NACD and other trade receivables were $72 million and $110 million for the three months ended September 30, 2007 and 2006, respectively, and $242 million and $283 million for the nine months ended September 30, 2007 and 2006, respectively.  In the Consolidated Statements of Cash Flows, collection of the discount is included in investing activities as the receivables are collected.

UNAUDITED

Other Managed Assets
In addition to the sales and servicing of finance receivables, we also sell individual leases and finance receivables to third-parties with limited or no recourse to us in order to reduce our concentration of credit risk related to certain customers.  We maintain servicing for these third-party assets, which totaled $469 million and $362 million, as of September 30, 2007 and December 31, 2006, respectively.  Since we do not receive a servicing fee for these assets, a servicing liability is recorded.  As of September 30, 2007, this liability is not significant.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW:  THIRD QUARTER 2007 VS. THIRD QUARTER 2006

The Company reported record revenues of $758 million, an increase of $35 million, or 5 percent, compared with the same quarter in 2006.  On a pre-tax basis, profit was down $5 million, or 3 percent, compared with the third quarter 2006.  Profit after tax was a record $133 million, a $1 million, or 1 percent, increase over the third quarter 2006.

•
Of the increase in revenues, $19 million resulted from the impact of higher interest rates on new and existing finance receivables and $24 million resulted from the impact of continued growth of finance receivables and operating leases (earning assets).  In addition, other revenues decreased $8 million due to net decreases in various other revenue items.

•
The decrease in pre-tax profit was principally due to the $8 million decrease in other revenue items and a $6 million increase in provision expense, offset by an increase of $9 million in margin (wholesale, retail finance, operating lease, and associated fee revenues less interest expense and depreciation on assets leased to others).  The increase in margin principally resulted from the growth in average earning assets over 2006 of $908 million.

•
Provision for income taxes decreased $6 million, or 10 percent, compared with the third quarter 2006.  The decrease was primarily attributable to net tax benefits related to changes in tax law in certain non-U.S. jurisdictions, partially offset by reduced estimated tax benefits related to the U.S. domestic production activities deduction.

UNAUDITED

•
New retail financing was a record $3.58 billion, an increase of $619 million, or 21 percent, from the third quarter 2006.  The increase was the result of increased new retail financing primarily in our Europe, North America and Asia-Pacific operating segments.

•
Wholesale finance receivables were $4.24 billion, a decrease of $1.66 billion, or 28 percent, from the third quarter 2006.  The decrease, primarily relating to NACD Receivables, is the result of a Caterpillar initiative to reduce trade receivables and inventory.

•
Past dues over 30 days at September 30, 2007 were 2.52 percent compared to 1.89 percent at September 30, 2006, due primarily to the softening of the U.S. housing industry.  Write-offs, net of recoveries, were $15 million at September 30, 2007, compared to $11 million at September 30, 2006.

REVIEW OF CONSOLIDATED STATEMENTS OF PROFIT

THREE MONTHS ENDED SEPTEMBER 30, 2007 VS. THREE MONTHS ENDED SEPTEMBER 30, 2006

REVENUES
Finance revenue (wholesale, retail and notes receivable from Caterpillar) for the third quarter 2007 was $497 million, an increase of $28 million from the same period last year.  The increase was principally due to a 3 percent increase in the average portfolio balance outstanding and a 29 basis point increase in the yield on average finance receivables.  The annualized average yield on total average portfolio assets was 8.16 percent for the third quarter 2007 compared to 7.87 percent for the third quarter 2006.

Operating lease revenue for the third quarter 2007 was $221 million, or $15 million higher than the same period 2006 due to portfolio growth.

Other revenue for the third quarter 2007 was $40 million, a decrease of $8 million from the same period in 2006 due to net decreases in various items.

Other revenue items were as follows:

(Millions of dollars)	Three Months Ended September 30,
	2007	2006
Finance receivable and operating lease fees (including late charges)	$14	$15
Net gain on returned or repossessed equipment	4	7
Currency exchange gain	44	7
Net loss on undesignated foreign exchange contracts (including forward points)	(42)	(2)
Gain on sales of receivables and securities	9	2
Income related to retained interests in securitized retail receivables	2	4
Service fee income on sold receivables	3	4
Miscellaneous other revenue, net	2	4
Partnership/dividend income	2	2
Net gain from interest rate derivatives	2	5
Total other revenue	$40	$48

UNAUDITED

EXPENSES
Interest expense for the third quarter 2007 was $289 million, an increase of $22 million from the same period last year.  This increase was primarily due to a 22 basis point increase in the average cost of borrowing to 4.93 percent for the third quarter 2007, up from 4.71 percent for the third quarter 2006.

Depreciation expense on equipment leased to others was $172 million, up $12 million over the third quarter 2006 due to portfolio growth.

General, operating and administrative expenses were $85 million for the third quarter 2007 compared to $86 million for the same period in 2006.  The decrease resulted primarily from a decrease in operating expenses, partially offset by increased labor costs. There were 1,551 full-time employees as of September 30, 2007, compared to 1,501 as of September 30, 2006.

The provision for credit losses was $21 million for the third quarter 2007, up $6 million from the third quarter 2006 primarily as a result of the softening of the U.S. housing industry.  The allowance for credit losses at September 30, 2007 was 1.39 percent of finance receivables (excluding Notes receivable from Caterpillar), net of unearned income, compared to 1.33 percent at September 30, 2006.  The increase in the allowance as a percentage of finance receivables is primarily due to the decrease in wholesale receivables (which historically experience very low credit losses) relative to the overall portfolio.  This decrease is primarily due to a Caterpillar initiative to reduce trade receivables and inventory.

The effective tax rate for the third quarter 2007 of 29 percent decreased from 31 percent for the third quarter 2006.  The decrease from 2006 is primarily attributable to net tax benefits related to changes in tax law in certain non-U.S. jurisdictions, partially offset by reduced estimated tax benefits related to the U.S. domestic production activities deduction.

PROFIT
As a result of the performance discussed above, Cat Financial had profit of $133 million for the third quarter 2007, up $1 million, or 1 percent, from the third quarter 2006.

NINE MONTHS ENDED SEPTEMBER 30, 2007 VS. NINE MONTHS ENDED SEPTEMBER 30, 2006

REVENUES
Finance revenue (wholesale, retail and notes receivable from Caterpillar) for the nine months ended September 30, 2007 was $1.455 billion, an increase of $125 million from the same period last year.  The increase was principally due to a 3 percent increase in the average portfolio balance outstanding and a 48 basis point increase in the yield on average finance receivables.  Yield was also positively impacted from an increase in earned discounts on certain non-NACD purchased wholesale receivables due primarily to increased prepayments on current receivables and collections on past due receivables.  Prepayment and past due collection activities for the nine months ended September 30, 2007 contributed $13 million, or 7 basis points, to wholesale revenues.

Operating lease revenue for the nine months ended September 30, 2007 was $635 million, or $28 million higher than the same period of 2006 due to modest portfolio growth.

Other revenue for the nine months ended September 30, 2007 was $128 million, an increase of $9 million from the same period in 2006.  The increase is primarily due to the absence of a $16 million write-down of a marine vessel in 2006, partially offset by net decreases in various other revenue items.

UNAUDITED

Other revenue items were as follows:

(Millions of dollars)	Nine Months Ended September 30,
	2007	2006
Finance receivable and operating lease fees (including late charges)	$48	$45
Net gain on returned or repossessed equipment	19	8
Currency exchange gain	66	15
Net loss on undesignated foreign exchange contracts (including forward points)	(52)	(4)
Miscellaneous other revenue, net	8	9
Income related to retained interests in securitized retail receivables	8	12
Service fee income on sold receivables	9	10
Gain on sales of receivables and securities	14	16
Partnership/dividend income	5	4
Net gain from interest rate derivatives	3	4
Total other revenue	$128	$119

EXPENSES
Interest expense for the nine months ended September 30, 2007 was $838 million, an increase of $80 million from the same period last year.  This increase was primarily due to a 35 basis point increase in the average cost of borrowing to 4.89 percent for the nine months of 2007, up from 4.54 percent for the nine months ended September 30, 2006.

Depreciation expense on equipment leased to others was $493 million, up $16 million over the nine months ended September 30, 2006 due to modest portfolio growth.

General, operating and administrative expenses were $263 million for the nine months ended September 30, 2007 compared to $247 million for the same period in 2006.  The increase resulted primarily from an increase in labor costs.

The provision for credit losses was $59 million for the nine months ended September 30, 2007, up $11 million from the nine months ended September 30, 2006 primarily as a result of the softening of the U.S. housing industry.  The allowance for credit losses at September 30, 2007 was 1.39 percent of finance receivables (excluding Notes receivable from Caterpillar), net of unearned income, compared to 1.33 percent at September 30, 2006.  The increase in the allowance as a percentage of finance receivables is primarily due to the decrease in wholesale receivables (which historically experience very low credit losses) relative to the overall portfolio.  This decrease is primarily due to a Caterpillar initiative to reduce trade receivables and inventory.

The effective tax rates for the nine months ended September 30, 2007 and 2006 were 31 percent and 32 percent, respectively.  The decrease was primarily attributable to net tax benefits related to changes in tax law in certain non-U.S. jurisdictions, partially offset by reduced estimated tax benefits related to the U.S. domestic production activities deduction and the absence of state income tax benefits that occurred in 2006.

PROFIT
As a result of the performance discussed above, Cat Financial had profit of $381 million for the nine months ended September 30, 2007, up $25 million or 7 percent from the nine months ended September 30, 2006.

REVIEW OF CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

ASSETS
Total assets were $28.2 billion as of September 30, 2007, an increase of $814 million over December 31, 2006, principally due to an increase in the retail finance receivables portfolio.  During the nine months ended September 30, 2007, we financed new retail business of $10.0 billion, an increase of $1.2 billion, or 14 percent, over the same period in 2006, primarily related to increased financing in our Europe, Diversified, and Asia-Pacific operating segments.

UNAUDITED

TOTAL OFF-BALANCE SHEET MANAGED ASSETS
We manage and service receivables and leases that have been transferred through securitization or sale.  These receivables and leases are not available to pay our creditors.  In addition, we sell finance receivables and leases to third parties in an on-going effort to manage our concentration of credit risk with certain customers.

Off-balance sheet managed assets were as follows:

(Millions of dollars)	September 30,	December 31,
	2007	2006
Securitized Retail Installment Sale Contracts and Finance Leases
Installment sale contracts securitized	$1,288	$1,174
Finance leases securitized	61	53
Less: retained interests (included in Other assets)	(50)	(68)
Off-balance sheet securitized retail receivables	1,299	1,159

Sales of Interests in Wholesale Receivables
Wholesale receivables	240	240

Other Managed Assets
Finance leases	$136	$90
Installment sale contracts	140	111
Operating leases	131	119
Retail notes receivable	62	42
Other managed receivables/leases	469	362

Total off-balance sheet managed assets	$2,008	$1,761

            ALLOWANCE FOR CREDIT LOSSES
            The following table shows activity related to the Allowance for credit losses:

(Millions of dollars)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Balance at beginning of the period	$335	$310	$319	$302
Provision for credit losses	21	15	59	48
Receivables written off	(19)	(15)	(58)	(43)
Recoveries on receivables previously written off	4	4	17	12
Adjustment due to securitization of receivables	(10)	-	(10)	(12)
Foreign currency translation adjustment	7	(1)	11	6
Balance at end of the period	$338	$313	$338	$313

Bad debt write-offs, net of recoveries, were $15 million for the third quarter 2007 compared with $11 million for the third quarter 2006.  Bad debt write-offs, net of recoveries, were $41 million for the nine months ended September 30, 2007 compared with $31 million for the nine months ended September 30, 2006.  See Critical Accounting Policies – Allowance for Credit Losses for more information on the allowance for credit losses.

UNAUDITED

TOTAL PAST DUE FINANCE AND RENTS RECEIVABLES
Finance receivables (excluding Notes receivable from Caterpillar) plus rents receivable for operating leases (included in Other assets) that were past due over 30 days were 2.52 percent of the aggregate total of these receivables as of September 30, 2007, compared to 1.89 percent as of September 30, 2006.  The increase is primarily due to the softening of the U.S. housing industry.

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

            Total borrowings outstanding as of September 30, 2007 were $23.188 billion, an increase of $144 million compared to December 31, 2006, due to the financing of growth in assets.  Outstanding borrowings were as follows:

(Millions of dollars)	September 30, 2007	December 31, 2006
Medium-term notes, net of unamortized discount	$16,998	$16,894
Commercial paper, net of unamortized discount	4,192	4,557
Variable denomination floating rate demand notes	630	590
Long-term bank borrowings	551	425
Short-term bank borrowings	499	251
Deposit obligation	232	232
Notes payable to Caterpillar	78	87
Loans from a company-owned partnership	8	8
Total outstanding borrowings	$23,188	$23,044

Medium-term notes
We regularly issue medium-term unsecured notes through securities dealers or underwriters in the U.S., Canada, Europe and Australia to both retail and institutional investors.  These notes are offered in several currencies and with a variety of maturities.  These notes are senior obligations of the Company.

Commercial paper
We issue unsecured commercial paper in the U.S., Europe and other international capital markets.  These short-term promissory notes are issued on a discounted basis and are payable at maturity.  The balance of outstanding commercial paper, net of unamortized discount, was $4.2 billion as of September 30, 2007.

UNAUDITED

Revolving credit facilities
We participate in three global credit facilities with a syndicate of banks totaling $6.55 billion available in the aggregate to both Caterpillar and Cat Financial (along with specified subsidiaries of Cat Financial in connection with certain sub-facilities).  These credit facilities are used to support commercial paper programs.  During the third quarter of 2007, based on management’s allocation decision, which can be revised at anytime, the portion of the credit facility allocated to Cat Financial was increased from $4.95 billion to $5.55 billion.  Also during the third quarter, the five-year facility of $1.63 billion, which was scheduled to expire in September 2010, was extended and will expire September 2012.  The five-year facility of $2.98 billion has not changed, and will expire September 2011.  The 364-day facility was increased from $1.85 billion to $1.95 billion and will expire in September 2008.  The facility expiring in September 2008 has a provision that allows Caterpillar or Cat Financial to obtain a one-year loan in September 2008 that would mature in September 2009.  Each of the facilities includes one or more sub-facilities that allow one or more specified subsidiaries of Cat Financial to borrow in certain non-U.S. dollar currencies.  At September 30, 2007, there were no borrowings under these lines, and we were in compliance with all debt covenants.

Our Australian subsidiary has an A$50 million (USD equivalent $44 million) credit facility with one bank to support its commercial paper program.

Variable denomination floating rate demand notes
We also obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction.  We do not hold reserves to fund the payment of the demand notes.  The notes are offered on a continuous basis by prospectus only.

Bank borrowings
Total bank borrowings as of September 30, 2007, were $1.05 billion.  Credit lines with banks total $1.99 billion and will be eligible for renewal at various future dates or have no specified expiration date.  They are used by our subsidiaries for local funding requirements and are generally guaranteed by Cat Financial.  As of September 30, 2007, we had $1.05 billion outstanding against these credit lines compared to $673 million as of December 31, 2006.

Deposit obligation
A deposit obligation of $232 million has a corresponding security deposit, which is included in Other assets in the   Consolidated Statements of Financial Position as of September 30, 2007, and December 31, 2006.  This deposit obligation and corresponding security deposit relates to a financing arrangement, which provides us a return.  This arrangement requires that we commit to a certain long-term obligation and provide a security deposit, which will fulfill this obligation when it becomes due.

Variable amount lending agreements with Caterpillar
Under these agreements, we may borrow up to $1.9 billion from Caterpillar, and Caterpillar may borrow up to $1.2 billion from us.  The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice.  We had notes payable of $78 million and notes receivable of $75 million outstanding as of September 30, 2007, compared to notes payable of $87 million and notes receivable of $75 million as of December 31, 2006.

OFF-BALANCE SHEET ARRANGEMENTS
We lease all of our facilities.  In addition, we currently have guarantees with third-parties.  Please refer to Note E of Notes to Consolidated Financial Statements for information on our guarantee contingent liabilities.

UPDATE ON CONTRACTUAL OBLIGATIONS
We adopted FIN 48, “Accounting for Uncertainty in Income Taxes,” as of January 1, 2007.  As of adoption, the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $30 million.  However, the net obligation to taxing authorities under FIN 48 was $22 million.  The difference relates primarily to outstanding refund claims.  The timing of payments will depend on the progress of examinations with tax authorities.  We do not expect a significant tax payment related to these obligations within the next year.  The liability at September 30, 2007 was not materially different from the liability at the date of adoption.

UNAUDITED

CASH FLOWS
Operating cash flow was $688 million for the nine months ended September 30, 2007, compared with $605 million for the same period in 2006.  Net cash used in investing activities decreased approximately $1 billion for the nine months ended September 30, 2007, as compared to the same period in 2006.  This change is a result of less net cash used for finance receivables due to slower portfolio growth primarily as a result of decreases in NACD Receivables related to Caterpillar's efforts to reduce trade receivables and dealer inventory.   Net cash provided by financing activities decreased approximately $1 billion for the nine months ended September 30, 2007 as compared to the same period in 2006 due to lower funding requirements in 2007 as a result of slower portfolio growth.

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

Allowance for Credit Losses
Management’s ongoing evaluation of the adequacy of the allowance for credit losses considers both impaired and unimpaired finance receivables and takes into consideration past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and current economic conditions.  In estimating probable losses, we review accounts that are past due, non-performing, in bankruptcy or otherwise identified as at-risk for potential credit loss.  Accounts are identified as at-risk for potential credit loss using information available about the customer, such as financial statements, news reports and published credit ratings as well as general information regarding industry trends and the general economic environment.

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

UNAUDITED

SAFE HARBOR STATEMENT UNDER THE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in this Quarterly Report on Form 10-Q are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could significantly impact results.  The words "believes," "expects," "estimates," "anticipates," "will be," "should" and similar words or expressions identify forward-looking statements made on behalf of Cat Financial.  Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there are risks and uncertainties that may cause actual results to differ materially from expectations.  We are under no obligation to (and expressly disclaim any obligation to) update or alter said forward-looking statements whether as a result of such changes, new information, future events or otherwise.  These risks and uncertainties include factors that affect international businesses generally, as well as matters specific to Cat Financial and the markets it serves.  For a further discussion of the risks and uncertainties that may affect our business, please see Part I. Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006, and information contained in other reports that we file from time to time with the SEC.

UNAUDITED

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report.  Based on this evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the nine months ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.2
Credit Agreement, dated as of September 21, 2006, among the Company, Caterpillar, Caterpillar International Finance plc, Caterpillar Finance Corporation, certain other financial institutions named therein, and Citibank International plc, The Bank of Tokyo-Mitsubishi UFJ, Ltd., ABN AMRO Bank N.V., Bank of America N.A., J.P. Morgan Securities, Inc., Société Générale and Citigroup Global Markets Inc. (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated September 27, 2006, Commission File No. 0-13295).

10.3
Credit Agreement, dated as of September 20, 2007, among the Company, Caterpillar, Caterpillar Finance Corporation, certain other financial institutions named therein and Citibank, N.A., The Bank of Tokyo-Mitsubishi, Ltd., ABN AMRO Bank N.V., Bank of America, N.A., Barclays Bank plc, J.P. Morgan Securities, Inc., Société Générale and Citigroup Global Markets Inc. (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated September 20, 2007, Commission File No. 0-13295).

12
Statement Setting Forth Computation of Ratio of Profit to Fixed Charges of Caterpillar Financial Services Corporation and subsidiaries.  The ratios were 1.65 and 1.68 for the nine months ended September 30, 2007 and 2006, respectively.

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

                           Caterpillar Financial Services Corporation
                           (Registrant)

Date: November 1, 2007	By: /s/ Steven R. Elsesser
Steven R. Elsesser, Controller

Date: November 1, 2007	By: /s/ Kent M. Adams
Kent M. Adams, President, Director, and Chief Executive Officer