Form 10-K
period 2007-12-31
CATERPILLAR FINANCIAL SERVICES CORP
filed 2008-02-22
CIK 764764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2007

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________to__________.
Commission File No. 0-13295
CATERPILLAR FINANCIAL SERVICES CORPORATION (Exact name of Registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation)	37-1105865 (IRS Employer I.D. No.)
2120 West End Ave., Nashville, Tennessee (Address of principal executive offices)	37203-0001 (Zip Code)
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
Yes [✓]   No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [    ]     Accelerated filer [     ]     Non-accelerated filer [ ✓ ]     Smaller reporting company [     ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [    ]   No [ ✓ ]

As of February 21, 2008, one share of common stock of the Registrant was outstanding, which is owned by Caterpillar Inc.

PART I

Item 1. Business.

General

Caterpillar Financial Services Corporation was organized in 1981 in the State of Delaware (together with its subsidiaries, "Cat Financial," "the Company," "we" or "our").  We are a wholly-owned finance subsidiary of Caterpillar Inc. (together with its other subsidiaries, "Caterpillar" or "Cat").

Nature of Operations

Our primary business is to provide retail financing alternatives for Caterpillar products to customers around the world.  Such retail financing is primarily comprised of financing of Caterpillar equipment, machinery, and engines.  In addition, we also provide financing for vehicles, power generation facilities, and marine vessels that, in most cases, incorporate Caterpillar products.  We also provide wholesale financing to Caterpillar dealers and purchase short-term dealer receivables from Caterpillar.  A significant portion of our activities is conducted in North America.  However, we have additional offices and subsidiaries in Asia-Pacific, Europe and Latin America.  We have more than 25 years of experience in providing financing for Caterpillar products, contributing to our knowledge of asset values, industry trends, product structuring and customer needs.

The Company’s retail leases and installment sale contracts (totaling 64 percent*) include:

•
Tax leases that are classified as either operating or finance leases for financial accounting purposes, depending on the characteristics of the lease.  For tax purposes, we are considered the owner of the equipment (18 percent*).

•
Finance (non-tax) leases, where the lessee for tax purposes is considered to be the owner of the equipment during the term of the lease, that either require or allow the customer to purchase the equipment for a fixed price at the end of the term (20 percent*).

•	Installment sale contracts, which are equipment loans that enable customers to purchase equipment with a down payment or trade-in and structure payments over time (25 percent*).

•	Governmental lease-purchase plans in the U.S. that offer low interest rates and flexible terms to qualified non-federal government agencies (1 percent*).

The Company’s wholesale notes receivable, finance leases and installment sale contracts (totaling 15 percent*) include:

•	Inventory/rental programs, which provide assistance to dealers by financing their new Caterpillar inventory and rental fleets (6 percent*).

•	Short-term dealer receivables we purchase from Caterpillar at a discount (9 percent*).

The Company’s retail notes receivable (21 percent*) include:

•	Loans that allow customers and dealers to use their Caterpillar equipment as collateral to obtain financing.

*Indicates the percentage of total portfolio as of December 31, 2007.  We define total portfolio as total finance receivables (net of unearned income and allowance for credit losses) plus equipment on operating leases, less accumulated depreciation.   For more information on the above and our concentration of credit risk, please refer to Note 6 of Notes to Consolidated Financial Statements.

Competitive Environment

The retail financing business is highly competitive, with financing for users of Caterpillar equipment available through a variety of sources, principally commercial banks and finance and leasing companies.  Cat Financial’s competitors include Wells Fargo & Company; CitiCapital, a business unit of Citigroup, Inc.; General Electric Capital Corporation; and various banks and finance companies.  In addition, many of the manufacturers that compete with Caterpillar use below-market interest rate programs (subsidized by the manufacturer) to assist machine sales.  We work with Caterpillar to provide a broad array of financial merchandising programs around the world to meet these competitive offers.

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

In certain instances, our operations are subject to supervision and regulation by state, federal and various foreign government authorities and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things, (i) regulate credit granting activities and the administration of loans, (ii) establish maximum interest rates, finance charges and other charges, (iii) require disclosures to customers, (iv) govern secured transactions, (v) set collection, foreclosure, repossession and other trade practices, and (vi) regulate the use and reporting of information related to a borrower's credit experience.  Our ability to comply with these governmental and legal requirements and restrictions affects our operations.

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

Employment

As of December 31, 2007, there were 1,606 full-time employees, an increase of 4 percent from December 31, 2006.

Available Information

The Company files electronically with the Securities and Exchange Commission (SEC) required reports on Form 8-K, Form 10-Q and Form 10-K.  The public may read and copy any materials the Company has filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site  (www.sec.gov)  that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished with the SEC are available free of charge through our Internet site (www.catfinancial.com)  as soon as reasonably practicable after filing with the SEC.  Copies may also be obtained free of charge by writing to:  Legal Dept., Caterpillar Financial Services Corporation, 2120 West End Ave., Nashville, Tennessee 37203-0001.  In addition, the public may obtain more detailed information about our parent company, Caterpillar Inc. (together with its subsidiaries, "Caterpillar" or "Cat") by visiting its Internet site (www.cat.com).  None of the information contained at any time on either our Internet site or Caterpillar’s Internet site is incorporated by reference into this document.

Item 1A. Risk Factors.

The following discussion of risk factors contains "forward looking statements" that are subject to cautionary statement under the caption "SAFE HARBOR STATEMENT UNDER THE SECURITIES LITIGATION REFORM ACT OF 1995" in Item 7 of this report.  The following information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes included in this report.  The risks described below are not the only ones we face.  Additional risks that are currently unknown to us or that we currently consider to be immaterial may also impair our business or adversely affect our financial condition or results of operations.  If any of the following risks actually occurs, our business, financial condition or results of operation could be adversely affected.

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

Interest Rates, Foreign Currency Exchange Rates and Market Liquidity Conditions

Changes in interest rates, foreign currency exchange rates and market liquidity conditions could have a materially adverse effect on our earnings and cash flows.  Because a significant amount of loans made by us are made at fixed interest rates, our business is subject to fluctuations in interest rates.  Changes in market interest rates may influence our financing costs, returns on financial investments and the valuation of derivative contracts and could reduce our earnings and cash flows.  In addition, since we make a significant amount of loans in currencies other than the U.S. dollar, fluctuations in foreign currency exchange rates could also reduce our earnings and cash flows.  We also rely on a number of diversified global debt capital markets and funding programs to provide liquidity for our global operations, including commercial paper, medium term notes, retail notes, variable denomination floating rate demand notes, asset-backed securitizations and bank loans.  Significant changes in market liquidity conditions could impact our access to funding and the associated funding cost and reduce our earnings and cash flows.

Although we manage interest rate, foreign currency exchange rate and market liquidity risks with a variety of techniques, including a match-funding program, the selective use of derivatives and a broadly diversified funding program, there can be no assurance that fluctuations in interest rates, currency exchange rates and market liquidity conditions will not have a material adverse effect on our earnings and cash flows.  If any of the variety of instruments and strategies we use to hedge our exposure to these various types of risk are ineffective, we may incur losses.

Equipment Financing

Declines in the residual value of equipment financed by us may reduce our earnings.  We recognize the residual value of leased equipment, which is the estimated future wholesale market value of leased equipment at the time of the expiration of the lease term.  We estimate the residual value of leased equipment at the inception of the lease based on a number of factors, including historical wholesale market sales prices and past remarketing experience.  If estimated future market values significantly decline due to economic factors, obsolescence or other adverse circumstances, we may not realize such residual value, which could reduce our earnings, either through an increase in depreciation expense or a decrease in finance revenue.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in Nashville, Tennessee.  We maintain forty-four offices in total, of which seven are located in North America (five in the U.S. and two in Canada), twenty-one are in Europe, one is in the Middle East, ten are in Asia-Pacific and five are in Latin America (see Note 16 of Notes to Consolidated Financial Statements for more information regarding our segments and geographic areas).  All of our offices are leased.

Item 3. Legal Proceedings.

We are involved in unresolved legal actions that arise in the normal course of business.  The majority of these unresolved actions involve claims to recover collateral, claims pursuant to customer bankruptcies and the pursuit of deficiency amounts.  Although it is not possible to predict with certainty the outcome of our unresolved legal actions, we believe that these actions will neither individually nor in the aggregate have a material adverse effect on our consolidated financial position, liquidity or results of operations.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

             Our stock is not publicly traded. Caterpillar Inc. is the owner of our one outstanding share. A cash dividend of $250 million and $350 million was paid to Caterpillar in 2007 and 2006, respectively. There was no cash dividend declared or paid in 2005.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW:  2007 VS. 2006

2007 was a record year for Cat Financial. Total revenue for 2007 was a record $2.998 billion compared to $2.763 billion in 2006.  New business increased to record levels due to strong growth in Caterpillar product sales, and profit rose to a record amount despite a downturn in global credit markets and the weaker U.S. housing industry.

•
Of the $235 million increase in revenues, $128 million resulted from the impact of higher interest rates on new and existing finance receivables and $91 million resulted from the impact of continued growth of finance receivables and operating leases (earning assets).  In addition, various other net revenue items increased $16 million.

•
Pre-tax profit for 2007 was $728 million compared to $688 million in 2006, an increase of $40 million, or 6 percent, principally due to an increase of $76 million in margin (wholesale, retail finance, operating lease, and associated fee revenues less interest expense and depreciation on assets leased to others) and a $16 million increase in other net revenues.  Of the increase in margin, $42 million was due to an improvement in net yield on average earning assets and $34 million resulted from the growth in average earning assets over 2006 of $882 million.  These increases were offset by a $29 million increase in provision for credit losses, an $18 million increase in operating expenses, and a $5 million increase in various other expenses.

•
New retail financing was a record $14.07 billion, an increase of $1.91 billion, or 16 percent, from 2006.  The increase was the result of increased new retail financing primarily in our Europe, Diversified Services and Asia-Pacific operating segments.

•
Wholesale finance receivables were $4.22 billion, a decrease of $1.30 billion, or 24 percent, from 2006.  The decrease, primarily relating to North American Caterpillar dealer trade receivables ("NACD Receivables"), is the result of a Caterpillar initiative to reduce trade receivables and inventory.

•
Past dues over 30 days at December 31, 2007 were 2.36 percent compared to 1.71 percent at December 31, 2006, due primarily to the softening of the U.S. housing industry.  Write-offs, net of recoveries, for the year ended December 31, 2007 were $68.2 million (0.31 percent of average net retail finance receivables) compared to $46.9 million (0.24 percent of average net retail finance receivables) for the year ended December 31, 2006.

2007 COMPARED WITH 2006

REVENUES
Retail and wholesale revenue for 2007 was $1.965 billion, an increase of $159 million from 2006.  The increase was principally due to a 4 percent increase in average receivables outstanding and a 45 basis point increase in the average yield to 8.17 percent for 2007 from 7.72 percent for 2006. The yield was positively impacted from an increase in earned discounts on certain non-NACD purchased wholesale receivables due primarily to increased prepayments on current receivables and collections on past due receivables.  Prepayment and past due collection activities in 2007 contributed $17 million to wholesale revenues, or 7 basis points to yield.

Operating lease revenue for 2007 was $864 million, or $58 million higher than 2006 primarily due to portfolio growth.

            Other revenue for 2007 was $169 million, an increase of $18 million from 2006.  The increase is largely due to the absence of a 2006 write-down of a repossessed marine vessel of $16 million.  Other revenue items for the years ended December 31, included:

(Millions of dollars)	2007	2006
Currency exchange gain	$105	$31
Net loss on undesignated foreign exchange contracts (including forward points)	(89)	(20)
Finance receivable and operating lease fees (including late charges)	64	63
Net gain on returned or repossessed equipment	22	14
Gain on sales of receivables and securities*	19	21
Service fee income on sold receivables	13	14
Miscellaneous other revenue, net	12	13
Income related to retained interests in securitized retail receivables	10	17
Partnership/dividend income	7	4
Net gain/(loss) from interest rate derivatives	6	(6)
Total other revenue	$169	$151

*See Note 1(K) and Note 4 of Notes to Consolidated Financial Statements for information on gain on sale of receivables and securities.

EXPENSES
Interest expense for 2007 was $1.132 billion, an increase of $103 million from 2006.  This increase was primarily due to the increase in the average cost of borrowing to 4.90 percent for 2007, up from 4.61 percent for 2006, and the impact of a 3.07 percent increase in average debt levels to fund growth in finance receivables and operating leases.

Depreciation expense on equipment leased to others was $671 million, up $40 million over 2006 due to portfolio growth.

General, operating and administrative expenses were $355 million during 2007 compared to $337 million in 2006.  The increase primarily resulted from an increase in labor costs.

The provision for credit losses increased from $68 million in 2006 to $97 million in 2007, primarily as a result of the softening of the U.S. housing industry.  The allowance for credit losses was 1.39 percent of finance receivables (excluding the Notes receivable from Caterpillar), net of unearned income, as of December 31, 2007, compared to 1.33 percent as of December 31, 2006.  The increase in the allowance as a percentage of finance receivables is primarily due to the decrease in wholesale receivables (which historically experience very low credit losses) relative to the overall portfolio.  This decrease is primarily due to a Caterpillar initiative to reduce trade receivables and inventory.

            The effective tax rate increased from 31 percent in 2006 to 32 percent for 2007.  The increase from 2006 was primarily due to reduced tax benefits related to the U.S. domestic production activities deduction.

PROFIT
As a result of the performance discussed above, Cat Financial had profit of $494 million for 2007, up $21 million, or 4 percent, from 2006.

ASSETS
Total assets were $29.429 billion as of December 31, 2007, an increase of $2.093 billion, or 7.7 percent, over December 31, 2006, principally due to growth in retail finance receivables.

During 2007, we financed record new retail business of $14.074 billion, a 16 percent increase over the $12.164 billion in 2006.  This increase of $1.910 billion was related to increased new retail financing primarily in our Europe, Diversified Services, and Asia-Pacific operating segments.

Total Off-Balance Sheet Managed Assets

We manage and service receivables and leases that have been transferred through securitization or sale.  These transactions provide a source of liquidity and allow us to mitigate the concentration of credit risk with certain customers.  These receivables/leases are not available to pay our creditors.

Off-balance sheet managed assets as of December 31, were as follows:

(Millions of dollars)	2007	2006
Securitized Retail Installment Sale Contracts and Finance Leases
Installment sale contracts securitized	$1,105	$1,174
Finance leases securitized	54	53
Less: Retained interests (included in Other assets)	(49)	(68)
Off-balance sheet securitized retail receivables	1,110	1,159

Sales of Interests in Wholesale Receivables
Wholesale receivables	240	240

Other Managed Assets
Retail finance leases	155	90
Retail installment sale contracts	122	111
Operating leases	128	119
Retail notes receivable	36	42
Other managed receivables/leases	441	362

Total off-balance sheet managed assets	$1,791	$1,761

TOTAL PAST DUE FINANCE AND RENTS RECEIVABLES
Finance receivables (excluding Notes receivable from Caterpillar) plus rents receivable for operating leases (included in Other assets) that were past due over 30 days were 2.36 percent of the aggregate total of these receivables as of December 31, 2007, compared to 1.71 percent as of December 31, 2006, primarily due to the softening of the U.S. housing industry.

2006 COMPARED WITH 2005

REVENUES
Retail and wholesale revenue for 2006 was $1.806 billion, an increase of $380 million from 2005.  The increase was principally due to a 10 percent increase in the average receivable outstanding and a 96 basis point increase in the average yield to 7.72 percent for 2006 from 6.76 percent for 2005.

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

Other revenue for 2006 was $151 million, a decrease of $5 million from 2005.  The decrease was primarily due to a write-down of a repossessed marine vessel of $16 million in 2006 compared to $7 million in 2005.  Other revenue items for the years ended December 31, included:

(Millions of dollars)	2006	2005
Finance receivable and operating lease fees (including late charges)	$63	$61
Currency exchange gain/(loss)	31	(45)
Net (loss)/gain on undesignated foreign exchange contracts (including forward points)	(20)	58
Gain on sales of receivables and securities*	21	19
Income related to retained interests in securitized retail receivables	17	16
Net gain on returned or repossessed equipment	14	22
Service fee income on sold receivables	14	13
Miscellaneous other revenue, net	13	3
Partnership/dividend income	4	8
Net (loss)/gain from interest rate derivatives	(6)	1
Total other revenue	$151	$156

*See Note 1(K) and Note 4 of Notes to Consolidated Financial Statements for information on gain on sale of receivables.

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

Total Off-Balance Sheet Managed Assets

We manage and service receivables and leases that have been transferred through securitization or sale.  These transactions provide a source of liquidity and allow us to mitigate the concentration of credit risk with certain customers.  These receivables/leases are not available to pay our creditors.

Off-balance sheet managed assets as of December 31, were as follows:

(Millions of dollars)	2006	2005
Securitized Retail Installment Sale Contracts and Finance Leases
Installment sale contracts securitized	$1,174	$934
Finance leases securitized	53	46
Less: Retained interests (included in Other assets)	(68)	(72)
Off-balance sheet securitized retail receivables	1,159	908

Sales of Interests in Wholesale Receivables
Wholesale receivables	240	240

Other Managed Assets
Retail finance leases	90	75
Retail installment sale contracts	111	49
Operating leases	119	76
Retail notes receivable	42	37
Other managed receivables/leases	362	237

Total off-balance sheet managed assets	$1,761	$1,385

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

Residual Value
The residual value, which is based upon the estimated wholesale market value of leased equipment at the time of the expiration of the lease, represents a careful analysis of historical wholesale market sales prices, projected forward on a level trend line without consideration for inflation or possible future pricing action.  At the inception of the lease, residual values are derived from consideration of the following critical factors: market size and demand, any known significant market/product trends, total expected hours of usage, machine configuration, application, location, model changes, quantities and past re-marketing experience, third-party residual guarantees and contractual customer purchase options.  Many of these factors are gathered in an application survey that is completed prior to quotation.  The lease agreement also clearly defines applicable return conditions and remedies for non-compliance, to ensure that the leased equipment will be in good operating condition upon return.  Model changes and updates, as well as market strength and product acceptance, are monitored and residual adjustments are made to residual values in accordance with the significance of any such changes.  Remarketing sales staff works closely with customers and dealers to manage the sale of lease returns and the recovery of residual exposure.

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

The allowance for credit losses attributable to specific accounts is based on the most probable source of repayment, which is normally the liquidation of collateral.  In determining collateral value, we estimate the current fair market value of the collateral and factor in credit enhancements such as additional collateral and third-party guarantees. The allowance for credit losses attributable to the remaining accounts is a general allowance based upon the risk in the portfolio primarily using probabilities of default and an estimate of associated losses.  In addition, qualitative factors not able to be fully captured in previous analysis including industry trends, macroeconomic factors and model imprecision are considered in the evaluation of the adequacy of the allowance for credit losses.  These qualitative factors are subjective and require a degree of management judgment.

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

Total borrowings outstanding as of December 31, 2007, were $24.636 billion, an increase of $1.592 billion over December 31, 2006, due to financing a higher amount of assets.   Outstanding borrowings as of December 31, consisted of:

(Millions of dollars)	2007	2006
Medium-term notes, net of unamortized discount	$17,322	$16,894
Commercial paper, net of unamortized discount	4,935	4,557
Variable denomination floating rate demand notes	699	590
Bank borrowings – long-term	615	425
Bank borrowings – short-term	550	251
Notes payable to Caterpillar	275	87
Deposit obligation	232	232
Loans from a company-owned partnership	8	8
Total outstanding borrowings	$24,636	$23,044

Medium-term notes
We regularly issue medium-term unsecured notes through securities dealers or underwriters in the U.S., Canada, Europe, Australia and Japan to both retail and institutional investors.  These notes are offered in several currencies and with a variety of maturities.  These notes are senior obligations of the Company.

Commercial paper
We issue unsecured commercial paper in the U.S., Europe and other international capital markets.  These short-term promissory notes are issued on a discounted basis and are payable at maturity.

Revolving credit facilities
We have three global credit facilities with a syndicate of banks totaling $6.55 billion available in the aggregate to both Caterpillar and Cat Financial to support commercial paper programs.  Based on management’s allocation decision, which can be revised at anytime, the portion of the credit facilities allocated to Cat Financial was $5.55 billion at December 31, 2007.  During 2007, the five-year facility of $1.62 billion, which was scheduled to expire in September 2010, was extended and will expire September 2012.  The five-year facility of $2.98 billion has not changed, and will expire September 2011.  The 364-day facility was increased from $1.85 billion to $1.95 billion and will expire in September 2008.  The facility expiring in September 2008 has a provision that allows Caterpillar or Cat Financial to obtain a one-year loan in September 2008 that would mature in September 2009.  Each of these facilities includes one or more sub-facilities that allow one or more specified subsidiaries of Cat Financial to borrow in certain non-U.S. dollar currencies.  The overall increase of $100 million to the global credit facilities was initiated in order to support the growth in Caterpillar total sales and revenues.  At December 31, 2007, there were no borrowings under these lines, and we were in compliance with all debt covenants.

Our Australian subsidiary has an A$50 million (USD equivalent $44 million) credit facility with one bank to support its commercial paper program.

Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction.  We do not hold reserves to fund the payment of the demand notes.  The notes are offered on a continuous basis by prospectus only.

Bank borrowings
Credit lines with banks total $2.18 billion and will be eligible for renewal at various future dates or have no specified expiration date.  They are used by our subsidiaries for local funding requirements and are generally guaranteed by Cat Financial.  At December 31, 2007, we had $1.17 billion outstanding against these credit lines compared to $673 million as of December 31, 2006.

Deposit obligation
A deposit obligation of $232 million has a corresponding security deposit, which is included in Other assets in the   Consolidated Statements of Financial Position as of December 31, 2007, and December 31, 2006.  This deposit obligation and corresponding security deposit relates to a financing arrangement, which provides us a return.  This arrangement requires that we commit to a certain long-term obligation and provide a security deposit, which will fulfill this obligation when it becomes due.

Variable amount lending agreements with Caterpillar
Under these agreements, we may borrow up to $1.9 billion from Caterpillar, and Caterpillar may borrow up to $1.2 billion from us.  The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice.  We had notes payable of $275 million and notes receivable of $74 million outstanding as of December 31, 2007, compared to notes payable of $87 million and notes receivable of $75 million as of December 31, 2006.

OFF-BALANCE SHEET ARRANGEMENTS
We lease all of our facilities.  In addition, we currently have guarantees with third parties.  Please refer to Notes 11 and 15 of Notes to Consolidated Financial Statements.

Sales of finance receivables
To maintain an alternative funding source, we periodically (generally once a year) sell certain finance receivables relating to our retail installment sale contracts and finance leases.  In each of these transactions, the applicable finance receivables are sold to a special purpose entity (SPE).  The SPEs, typically trusts, are considered to be qualifying special-purpose entities (QSPEs) and thus, in accordance with Statement of Financial Accounting Standard No. 140 (SFAS 140), "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," are not consolidated.  The QSPEs issue debt to pay for the finance receivables they acquire from Cat Financial.  The primary source for repayment of the debt is the cash flows generated from the finance receivables owned by the QSPEs.  The assets of the QSPEs are legally isolated and are not available to pay the creditors of Cat Financial or any other affiliate of Cat Financial.  For bankruptcy analysis purposes, Cat Financial has sold the finance receivables to the QSPEs in a true sale and the QSPEs are separate legal entities.  The investors and the securitization trusts have no recourse to us for failure of debtors to pay when due.  The QSPEs held total assets of $1.159 billion related to these securitizations as of December 31, 2007 ($1.227 billion as of December 31, 2006).  We use QSPEs in a manner consistent with conventional practices in the securitization industry to isolate these finance receivables, which are secured by new and used equipment, for the benefit of securitization investors.  Our sensitivity analysis indicated that the impact of a 20 percent adverse change in individual assumptions used to calculate the fair value of all our retained interests as of December 31, 2007, would be $2 million or less ($3 million or less as of December 31, 2006).

The use of the QSPEs enables us to access the U.S. securitization market for the sale of these types of financial assets.  The amounts of funding from securitizations reflect such factors as capital market accessibility, relative costs of funding sources and assets available for securitization.  In 2007, we had cash proceeds from initial sales of these receivables of $650 million ($947 million in 2006) and recognized a pre-tax gain of $4 million ($7 million in 2006).  The fair value of the retained interests in all securitizations of retail finance receivables outstanding, totaling $49 million as of December 31, 2007 ($68 million in 2006), are included in Other assets.

In addition, we have sold interests in wholesale receivables to third-party commercial paper conduits. As of December 31, 2007 and 2006 the outstanding principal balance of the NACD Receivables sold to the conduits was $240 million.  In accordance with SFAS 140, these transfers to the third-party commercial paper conduits are accounted for as sales.  See Note 4 of Notes to Consolidated Financial Statements for more information.

We also sell individual loans and leases where the purchasers have limited or no recourse to us (See Note 11 of Notes to Consolidated Financial Statements for more information related to one limited indemnity related to the sale of certain retail leases).  In 2007, we received $245 million ($174 million in 2006) of proceeds from the sale of such contracts.

CONTRACTUAL OBLIGATIONS
         We have committed cash outflow related to long-term debt, operating lease agreements and purchase obligations.  Minimum payments for these obligations are:

(Millions of dollars)	2008	2009	2010	2011	2012	After 2012	Total
Long-term debt	$4,947	$4,777	$2,956	$672	$1,515	$3,310	$18,177
Operating leases	13	11	9	9	8	68	118
Purchase obligations*	33	-	-	-	-	-	33
Interest payable on long-term debt	758	468	339	264	215	913	2,957
Total contractual obligations	$5,751	$5,256	$3,304	$945	$1,738	$4,291	$21,285

*Represents contractual obligations for contracted services at December 31, 2007.  These represent short-term obligations made in the ordinary course of business.

These contractual obligations do not include unused commitments and lines of credit for dealers and customers discussed in Note 11 of Notes to Consolidated Financial Statements.

We adopted FIN 48, "Accounting for Uncertainty in Income Taxes," as of January 1, 2007.  As of adoption, the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $30 million.  However, the net obligation to taxing authorities under FIN 48 was $22 million.  The difference relates primarily to outstanding refund claims.  The timing of payments will depend on the progress of examinations with tax authorities.  We do not expect a significant tax payment related to these obligations within the next year.  The liability at December 31, 2007 was not materially different from the liability at the date of adoption.  See Note 12 of Notes to Consolidated Financial Statements for more information related to income taxes.

CASH FLOWS
Operating cash flow for 2007 was $857 million compared with $800 million for 2006.  Net cash used in investing activities increased $4 million compared to 2006.  This moderate increase is due to continued retail portfolio growth, partially offset by the decrease in NACD receivable purchases from Caterpillar.  Net cash provided by financing activities in 2007 was $211 million compared with $271 million for 2006.

SAFE HARBOR STATEMENT UNDER THE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in this Annual Report on Form 10-K are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could significantly impact results.  The words "believes," "expects," "estimates," "anticipates," "will be," "should" and similar words or expressions identify forward-looking statements made on behalf of Cat Financial.  Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there are risks and uncertainties that may cause actual results to differ materially from expectations.  We are under no obligation to (and expressly disclaim any obligation to) update or alter said forward-looking statements whether as a result of such changes, new information, future events or otherwise.  These risks and uncertainties include factors that affect international businesses generally, as well as matters specific to Cat Financial and the markets it serves.  For a further discussion of the risks and uncertainties that may affect our business, please see Part I. Item1A. Risk Factors in this Form 10-K and information contained in other reports that we file from time to time with the SEC.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We use derivative financial instruments to prudently manage foreign currency exchange rate and interest rate exposure that we encounter as a part of our normal business.  Our Risk Management Policy prevents us from using these instruments for speculative purposes.

Interest rate derivatives
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

In order to properly manage our sensitivity to changes in interest rates, we measure the potential impact of different interest rate assumptions on pre-tax earnings.  All on-balance sheet positions, including derivative financial instruments, are included in the analysis.  The primary assumptions used in the analysis are that there are no new fixed rate assets or liabilities, the proportion of fixed rate debt to fixed rate assets remains unchanged and the level of floating rate assets and debt remain constant.  An analysis of the December 31, 2007 balance sheet, using these assumptions, estimates the impact of a 100 basis point immediate and sustained parallel rise in interest rates to be a $19 million and $27 million decrease to pre-tax earnings for 2007 and 2006, respectively.

   This analysis does not necessarily represent our current outlook of future market interest rate movement, nor does it consider any actions management could undertake in response to changes in interest rates. Accordingly, no assurance can be given that actual results would be consistent with the results of our analysis.

Foreign currency derivatives
Since our policy for our operations is to hedge the foreign exchange risk when the currency of our debt does not match the currency of our portfolio and other receivables, a 10 percent change in the value of the U.S. dollar relative to all other currencies would not have a material effect on our consolidated financial position, results of operations or cash flow.  Neither our policy, nor the effect of a 10 percent change in the value of the U.S. dollar, has changed from that reported at December 31, 2006.

Fair value of retained interests
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

Item 8. Financial Statements and Supplementary Data.

Information required by Item 8 is included following the Report of Independent Registered Public Accounting Firm.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Exchange Act Rule 13a-15(e).  Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.

Management’s Report on Internal Control
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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on our assessment we concluded that, as of December 31, 2007, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their report appears immediately following Management’s Report on Internal Control over Financial Reporting.

Changes in Internal Control Over Financial Reporting
There has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

  None.

PART III

Item 14. Principal Accounting Fees and Services.

As a wholly-owned subsidiary of Caterpillar Inc., our principal accountant fees and services are subject to Caterpillar Inc.’s Audit Committee pre-approval policies and procedures described in its Proxy Statement.  This Proxy Statement can be located at Caterpillar Inc.’s Internet site (www.cat.com), under About Cat, Investor Information, SEC filings.  Other than these policies and procedures, the information contained at that Internet site is not incorporated by reference in this filing.  During 2007, all services provided by the external auditor were pre-approved by Caterpillar’s Audit Committee in accordance with such policy.

Fees paid to Cat Financial auditor’s firm were comprised of the following:

(Millions of dollars)	2007	2006
Audit fees	$3.6	$3.4
Audit-related fees (1)	.4	.4
Tax fees (2)	.6	.2
All other fees (3)	.1	.1

Total	$4.7	$4.1

  (1)  "Audit-related fees" principally include agreed upon procedures for securitizations and accounting consultations.

  (2)  "Tax fees" include, among other things, statutory tax return preparation and review and advising on the impact of changes in local tax laws.

  (3)  "All other fees" principally include translation services and attendance at training classes/seminars.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report.
1.	Financial Statements
•	Management’s Report on Internal Control Over Financial Reporting
•	Report of Independent Registered Public Accounting Firm
• Report of Independent Auditors
• Consolidated Statements of Profit
• Consolidated Statements of Financial Position
• Consolidated Statements of Changes in Stockholder’s Equity
• Consolidated Statements of Cash Flows
• Notes to Consolidated Financial Statements

               (b) Exhibits

3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3.1 to the Company’s Form 10 for the year ended December 31, 1984, Commission File No. 0-13295).
3.2	Bylaws of the Company, as amended (incorporated by reference from Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2005, Commission File No. 0-13295).
4.1
Indenture, dated as of April 15, 1985, between the Company and Morgan Guaranty Trust Company of New York, as Trustee, including form of Debt Security [see Table of Contents to Indenture] (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-3, Commission File No. 33-2246).

4.2
First Supplemental Indenture, dated as of May 22, 1986, amending the Indenture dated as of April 15, 1985, between the Company and Morgan Guaranty Trust Company of New York, as Trustee (incorporated by reference from Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 1986, Commission File No. 0-13295).

4.3
Second Supplemental Indenture, dated as of March 15, 1987, amending the Indenture dated as of April 15, 1985, between the Company and Morgan Guaranty Trust Company of New York, as Trustee (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K, dated April 24, 1987, Commission File No. 0-13295).

4.4
Third Supplemental Indenture, dated as of October 2, 1989, amending the Indenture dated as of April 15, 1985, between the Company and Morgan Guaranty Trust Company of New York, as Trustee (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K, dated October 16, 1989, Commission File No. 0-13295).

4.5
Fourth Supplemental Indenture, dated as of October 1, 1990, amending the Indenture dated April 15, 1985, between the Company and Morgan Guaranty Trust Company of New York, as Trustee (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K, dated October 29, 1990, Commission File No. 0-13295).

4.6
Indenture, dated as of July 15, 1991, between the Company and Continental Bank, National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated July 25, 1991, Commission File No. 0-13295).

4.7
First Supplemental Indenture, dated as of October 1, 2005, amending the Indenture dated as of July 15, 1991, between the Company and U.S. Bank, National Association (as successor to the former Trustee)(incorporated by reference from Exhibit 4.3 to Amendment No. 5 to the Company’s Registration Statement on Form S-3 filed October 20, 2005, Commission File No. 333-114075).

4.8
Support Agreement, dated as of December 21, 1984, between the Company and Caterpillar (incorporated by reference from Exhibit 10.2 to the Company’s amended Form 10, for the year ended December 31, 1984, Commission File No. 0-13295).

4.9
First Amendment to the Support Agreement dated June 14, 1995, between the Company and Caterpillar (incorporated by reference from Exhibit 4 to the Company’s Current Report on Form 8-K, dated June 14, 1995, Commission File No. 0-13295).

10.1
Tax Sharing Agreement, dated as of June 21, 1984, between the Company and Caterpillar (incorporated by reference from Exhibit 10.3 to the Company’s amended Form 10, for the year ended December 31, 1984, Commission File No. 0-13295).

10.2
Credit Agreement, dated as of September 21, 2006, among the Company, Caterpillar, Caterpillar International Finance plc, Caterpillar Finance Corporation, certain other financial institutions named therein, and Citibank International plc, The Bank of Tokyo-Mitsubishi UFJ, Ltd., ABN AMRO Bank N.V., Bank of America, N.A., J.P. Morgan Securities, Inc., Société Générale and Citigroup Global Markets Inc. (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated September 27, 2006, Commission File No. 0-11241).

10.3
Japan Local Currency Addendum to the Five Year Credit Agreement dated September 21, 2006, among the Company, Caterpillar, Caterpillar Finance Corporation, the Japan Local Currency Banks named therein, Citibank, N.A., and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K, dated September 27, 2006, Commission File No. 0-13295).

10.4
Local Currency Addendum to the Five Year Credit Agreement dated September 21, 2006, among the Company, Caterpillar, Caterpillar International Finance p.l.c., the Local Currency Banks named therein, Citibank, N.A. and Citibank International plc (incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K, dated September 27, 2006, Commission File No. 0-13295).

10.5
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

10.6
Japan Local Currency Addendum to the Five Year Credit Agreement dated September 20, 2007, among the Company, Caterpillar, Caterpillar Finance Corporation, the Japan Local Currency Banks named therein, Citibank, N.A., and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K, dated September 20, 2007, Commission File No. 0-13295).

12
Statement Setting Forth Computation of Ratio of Profit to Fixed Charges of Caterpillar Financial Services Corporation and subsidiaries.  The ratios were 1.63, 1.66 and 1.67 for the years ended December 31, 2007, 2006 and 2005, respectively.

23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Kent M. Adams, President, Director and Chief Executive Officer of Caterpillar Financial Services Corporation, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Caterpillar Financial Services Corporation
(Registrant)

Dated: February 22, 2008	By:	/s/ Michael G. Sposato
Michael G. Sposato, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title
February 22, 2008	/s/ Kent M. Adams Kent M. Adams	President, Director, and Chief Executive Officer

February 22, 2008	/s/ Edward J. Rapp Edward J. Rapp	Director

February 22, 2008	/s/ James A. Duensing James A. Duensing	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

February 22, 2008	/s/ Steven R. Elsesser Steven R. Elsesser	Controller (Principal Accounting Officer)

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on our assessment we concluded that, as of December 31, 2007, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their report appears immediately following Management’s Report on Internal Control over Financial Reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Caterpillar Financial Services Corporation:

     In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of profit, changes in stockholder's equity and cash flows present fairly, in all material respects, the financial position of Caterpillar Financial Services Corporation and its subsidiaries at December 31, 2007, 2006, and 2005, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP
Peoria, Illinois
February 21, 2008

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF PROFIT
For the Years Ended December 31,
 (Dollars in Millions)

	2007	2006	2005
Revenues:
Wholesale finance	$430	$491	$353
Retail finance	1,535	1,315	1,073
Operating lease	864	806	772
Other	169	151	156
Total revenues	2,998	2,763	2,354

Expenses:
Interest	1,132	1,029	783
Depreciation on equipment leased to others	671	631	615
General, operating, and administrative	355	337	312
Provision for credit losses	97	68	92
Other	15	10	15
Total expenses	2,270	2,075	1,817

Profit before income taxes	728	688	537

Provision for income taxes (Note 12)	234	215	173
Profit	$494	$473	$364

See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
At December 31,
(Dollars in Millions, except share data)

	2007	2006	2005
Assets:
Cash and cash equivalents	$185	$136	$87
Finance receivables (Notes 2 and 3)
Retail notes receivable	5,887	5,021	4,916
Wholesale notes receivable	3,570	5,098	5,328
Notes receivable from Caterpillar (Note 14)	74	75	88
Finance leases and installment sale contracts - Retail	17,287	15,269	13,348
Finance leases and installment sale contracts - Wholesale	649	420	353
	27,467	25,883	24,033
Less: Unearned income	(2,022)	(1,874)	(1,549)
Less: Allowance for credit losses	(353)	(319)	(302)
Total net finance receivables	25,092	23,690	22,182

Equipment on operating leases,
less accumulated depreciation (Note 5)	2,989	2,562	2,631
Deferred income taxes (Note 12)	69	40	33
Other assets	1,094	908	966
Total assets	$29,429	$27,336	$25,899

Liabilities and stockholder’s equity:
Payable to dealers and others	$310	$286	$221
Payable to Caterpillar – other (Note 14)	33	34	25
Accrued expenses	263	257	283
Income taxes payable	81	98	69
Payable to Caterpillar – borrowings (Note 14)	275	87	199
Short-term borrowings (Note 8)	6,184	5,398	4,997
Current maturities of long-term debt (Note 9)	4,947	4,038	4,153
Long-term debt (Note 9)	13,230	13,521	12,611
Deferred income taxes and other liabilities (Note 12)	435	379	375
Total liabilities	25,758	24,098	22,933

Commitments and contingent liabilities (Note 11)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid-in amount)	745	745	745
Retained earnings	2,418	2,177	2,054
Accumulated other comprehensive income	508	316	167
Total stockholder’s equity	3,671	3,238	2,966

Total liabilities and stockholder’s equity	$29,429	$27,336	$25,899

See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
For the Years Ended December 31,
 (Dollars in Millions)

	2007		2006		2005
Common stock – one share (at paid-in amount):
Balance at beginning of year	$745		$745		$745
Balance at year-end	745		745		745

Retained earnings:
Balance at beginning of year	2,177		2,054		1,690
Adjustment to adopt FIN 48	(3)		-		-
Profit	494	$494	473	$473	364	$364
Dividend paid to Cat Inc.	(250)		(350)		-
Balance at year-end	2,418		2,177		2,054

Accumulated other comprehensive income:
Foreign currency translation adjustment
Balance at beginning of year	295		141		278
Aggregate adjustment for year	222	222	154	154	(137)	(137)
Balance at year-end	517		295		141
Interest rate derivative instruments (net of tax) (Notes 1G and 10)
Balance at beginning of year net of tax of: 2007 - $9; 2006 - $13; 2005 - $1	16		22		-
Net gains/(losses) deferred during year net of tax of: 2007 - $7 ; 2006 - $5; 2005 - $8	(11)	(11)	6	6	14	14
Net (gains)/losses reclassed to earnings during year net of tax of: 2007 - $10; 2006 - $9; 2005 - $4	(16)	(16)	(12)	(12)	8	8
Balance at year-end net of tax of: 2007 - $8; 2006 - $9; 2005 - $13	(11)		16		22
Other instruments (net of tax)
Balance at beginning of year	5		4		7
Aggregate adjustment for year	(3)	(3)	1	1	(3)	(3)
Balance at year-end	2		5		4
Total accumulated other comprehensive income	508		316		167

Comprehensive income		$686		$622		$246

Total stockholder's equity	$3,671		$3,238		$2,966

See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
 (Dollars in Millions)

	2007	2006	2005
Cash flows from operating activities:
Profit	$494	$473	$364
Adjustments for non-cash items:
Depreciation and amortization	702	654	636
Amortization of receivables purchase discount	(327)	(386)	(260)
Provision for credit losses	97	68	92
Gain on sales of receivables and securities	(19)	(21)	(19)
Other, net	(20)	(20)	(85)
Changes in assets and liabilities:
Receivables from others	(95)	5	12
Other receivables/payables with Caterpillar	(30)	(5)	-
Payable to dealers and others	9	59	3
Accrued expenses and other liabilities, net	60	(55)	149
Income taxes payable	(18)	26	47
Other assets, net	4	2	(3)
Net cash provided by operating activities	857	800	936

Cash flows from investing activities:
Expenditures for equipment on operating leases and for non-leased equipment	(1,366)	(1,152)	(1,297)
Proceeds from disposals of equipment	775	818	763
Additions to finance receivables	(36,251)	(35,561)	(33,961)
Collections of finance receivables	33,456	32,670	29,449
Proceeds from sales of receivables	2,378	2,110	1,430
Net change in Notes receivable from Caterpillar	2	14	24
Other, net	(23)	76	22
Net cash used in investing activities	(1,029)	(1,025)	(3,570)

Cash flows from financing activities:
Payable to Caterpillar – borrowings and other	177	(123)	(111)
Proceeds from debt issued (original maturities greater than three months)	10,815	9,814	14,000
Payments on debt issued (original maturities greater than three months)	(10,285)	(9,531)	(10,960)
Short-term borrowings, net (original maturities three months or less)	(256)	457	(298)
Dividend paid to Cat Inc.	(250)	(350)	-
Other	10	4	-
Net cash provided by financing activities	211	271	2,631

Effect of exchange rate changes on cash	10	3	(8)

Increase/(decrease) in cash and cash equivalents	49	49	(11)

Cash and cash equivalents at beginning of year	136	87	98

Cash and cash equivalents at end of year	$185	$136	$87
Cash paid for interest on both short-term and long-term borrowings	$1,127	$1,009	$753
Cash paid for taxes	$228	$197	$144

See Notes to Consolidated Financial Statements.
All short-term investments, which consist primarily of highly liquid investments with original maturities of less than three months, are considered to be cash equivalents.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Nature of operations

Caterpillar Financial Services Corporation, a Delaware corporation organized in 1981 (together with its subsidiaries, "Cat Financial," "the Company," "we," and "our"), is a wholly-owned finance subsidiary of Caterpillar Inc. (together with its other subsidiaries, "Caterpillar" or "Cat").  Our primary business is to provide retail financing alternatives for Caterpillar products to customers around the world.  Such retail financing is primarily comprised of financing of Caterpillar equipment, machinery, and engines.  In addition, we also provide financing for vehicles, power generation facilities, and marine vessels that, in most cases, incorporate Caterpillar products.  We also provide wholesale financing to Caterpillar dealers and purchase short-term dealer receivables from Caterpillar.

    B.   Basis of consolidation

The financial statements include the accounts of Cat Financial.  Investments in companies that are owned 20 percent to 50 percent or are less than 20 percent owned and for which we have significant influence are accounted for by the equity method.  Investments in companies that are less than 20 percent owned and for which we do not have significant influence are accounted for by the cost method.  We consolidate all variable interest entities where we are the primary beneficiary.  All material intercompany balances have been eliminated.  The assets of Cat Financial are not available to pay creditors of any of its affiliates.

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
•
Wholesale revenue  on installment sale contracts and finance leases related to financing dealer inventory and rental fleets is recognized over the term of the contract at a constant rate of return on the scheduled outstanding principal balance.  Revenue on wholesale notes is recognized based on the daily balance of wholesale receivables outstanding and the applicable effective interest rate.

•	Loan origination and commitment fees are deferred and then amortized to revenue using the interest method over the life of the finance receivables.

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

D.   Depreciation

Depreciation for equipment on operating leases is recognized using the straight-line method over the lease term, typically one to seven years.  The depreciable basis is the original cost of the equipment less the estimated residual value of the equipment at the end of the lease term.

E.   Residual values

The residuals for leases classified as operating leases, in accordance with Statement of Financial Accounting Standards No. 13 (SFAS 13), "Accounting for Leases," are included in Equipment on operating leases.  The residuals for leases classified as capital leases, in accordance with SFAS 13, are included in Finance leases and installment sale contracts.

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

F.   Amortization

Debt issuance costs are capitalized and amortized to interest expense over the contractual term of the debt issue.

G.   Derivative financial instruments

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

We also formally assess, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flow of hedged items.  When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, we discontinue hedge accounting prospectively, in accordance with Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities".  Please refer to Note 10 for more information on derivatives, including the methods used to account for them.

H.   Allowance for credit losses

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

I.   Income taxes

The provision for income taxes is determined using the asset and liability approach for accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes."  Tax laws require items to be included in tax filings at different times than the items are reflected in the financial statements.  A current liability is recognized for the estimated taxes payable for the current year.  Deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid.  Deferred taxes are adjusted for enacted changes in tax rates and tax laws.  Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

We have a tax sharing agreement with Caterpillar under which we combine our tax position with that of Caterpillar's when appropriate.  When we combine our tax positions under this agreement, we pay to or receive from Caterpillar our allocated share of income taxes or credits.

J.   Foreign currency translation

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

K.   Sales and servicing of finance receivables

We periodically sell certain finance receivables relating to our retail installment sale contracts and finance leases as part of our asset-backed securitization program.  When retail finance receivables are securitized, we retain interests in the receivables in the form of interest-only strips, servicing rights, cash reserve accounts and subordinated certificates.  The retained interests are recorded in Other assets at fair value.  We estimate fair value based on the present value of future expected cash flows using key assumptions for credit losses, pre-payment speeds and discount rates.  Gains or losses are recorded in Other revenue at the time of sale and are based on the estimated fair value of the assets sold and retained and liabilities incurred, net of transaction costs.

In addition, we have sold interests in wholesale receivables to third-party commercial paper conduits, where we retain the remaining interests in the receivables and servicing rights.  The carrying value of the remaining interests approximates fair value due to the short-term nature of these receivables and is included in Wholesale notes receivable.  Gains or losses included in Other revenue are principally the difference between the unearned discount on the sold portion, less the related costs.

We also sell individual loans and leases to third parties to mitigate the concentration of credit risk with certain customers.  We generally retain servicing rights related to the sold assets.

Please refer to Note 4 for more information on sales and servicing of finance receivables.

L.   Use of estimates in the preparation of financial statements

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

M.   New accounting pronouncements

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

FIN 48 – In July 2006, the FASB issued FIN 48, "Accounting For Uncertainty In Income Taxes - an Interpretation of FASB Statement No. 109," to create a single model to address accounting for uncertainty in tax positions.  FIN 48 clarifies that a tax position must be more likely than not of being sustained before being recognized in the financial statements.  As required, we adopted the provisions of FIN 48 as of January 1, 2007.  The following table summarizes the effect of the initial adoption of FIN 48.  See Note 12 for additional information.

Initial adoption of FIN 48	January 1, 2007 Prior to FIN 48 Adjustment	FIN 48 Adjustment	January 1, 2007 Post FIN 48 Adjustment
(Millions of dollars)
Income taxes payable	$98	$15	$113
Deferred income taxes and other liabilities	379	(12)	367
Retained earnings	2,177	(3)	2,174

SFAS 157 – In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), "Fair Value Measurements."  SFAS 157 provides a common definition of fair value and a framework for measuring assets and liabilities at fair values when a particular standard prescribes it.  In addition, the Statement expands disclosures about fair value measurements.  In February 2008, the FASB issued final Staff Positions that will (1) defer the effective date of this Statement for one year for certain nonfinancial assets and nonfinancial liabilities and (2) remove certain leasing transactions from the scope of the Statement.  We will apply this new accounting standard to all other fair value measurements effective January 1, 2008.  We do not expect the adoption to have a material impact on our financial statements.

SFAS 158 – In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (SFAS 158), "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)."  SFAS 158 requires recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet.  Under SFAS 158, gains and losses, prior service costs and credits and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost are recognized in accumulated other comprehensive income (loss), net of tax effects, until they are amortized as a component of net periodic cost.  Also, the measurement date – the date at which the benefit obligation and plan assets are measured – is required to be the company's fiscal year-end.  As required by SFAS 158, we adopted the balance sheet recognition provisions at December 31, 2006, and will adopt the year-end measurement date in 2008.  The adoption of SFAS 158 is currently expected not to have a material impact to our Statement of Financial Position since Cat Financial is considered a participant in the Caterpillar retirement plan for which we are charged a share of plan expenses, but are not required to record assets or liabilities of the plan.

SFAS 159 – In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159), "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of SFAS No. 115."  SFAS 159 will create a fair value option under which an entity may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities on a contract by contract basis, with changes in fair values recognized in earnings as these changes occur.  SFAS 159 will become effective for fiscal years beginning after November 15, 2007.  We will adopt this new accounting standard on January 1, 2008.  We do not expect the adoption to have a material impact on our financial statements.

SFAS 141R  & SFAS 160 – In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (SFAS 141R), "Business Combinations," and No. 160 (SFAS 160), "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51".  SFAS 141R requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed.  Further, SFAS 141R also changes the accounting for acquired in-process research and development assets, contingent consideration, partial acquisitions and transaction costs.  Under SFAS 160, all entities are required to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements.  In addition, transactions between an entity and noncontrolling interests will be treated as equity transactions.  SFAS 141R and SFAS 160 will become effective for fiscal years beginning after December 15, 2008.  We will adopt these new accounting standards on January 1, 2009.  We are currently reviewing the impact of SFAS 141R and SFAS 160 on our financial statements and expect to complete this evaluation in 2008.

NOTE 2 – RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

         The contractual maturities and future scheduled payments of outstanding receivables, as of December 31, 2007, were:

(Millions of dollars)
Amounts due in	Retail Installment Sale Contracts	Wholesale Installment Sale Contracts	Retail Finance Leases	Wholesale Finance Leases	Retail Notes	Wholesale Notes	Total

2008	$3,313	$147	$2,938	$173	$1,829	$3,247	$11,647
2009	2,310	19	2,231	78	1,186	191	6,015
2010	1,434	16	1,395	32	841	113	3,831
2011	712	11	692	6	531	13	1,965
2012	265	4	269	1	524	5	1,068
Thereafter	113	-	231	-	976	1	1,321
	8,147	197	7,756	290	5,887	3,570	25,847
Residual value	-	-	1,384	162	-	-	1,546
Less: Unearned income	(821)	(7)	(938)	(21)	(110)	(125)	(2,022)

Total	$7,326	$190	$8,202	$431	$5,777	$3,445	$25,371
Add: Notes receivable from Caterpillar							74
Less: Allowance for credit losses							(353)
Total net finance receivables							$25,092

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

(Millions of dollars)	2007	2006	2005
Impaired loans/finance leases for which there is a related allowance for credit losses (related allowance of $35 million, $26 million and $20 million, respectively)	$166	$133	$98
Impaired loans/finance leases for which there is no related allowance for credit losses (due to sufficient collateral value)	53	60	73
Total investment in impaired loans/finance leases as of December 31,	$219	$193	$171

Average investment in impaired loans/finance leases	$200	$168	$233

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

(Millions of dollars)	2007	2006	2005
Investment in loans/leases on non-accrual status as of December 31,	$232	$190	$175
Investment in loans/leases past due over 90 days and still accruing	$47	$18	$31

In estimating the allowance for credit losses, we review accounts that are past due, non-performing, or in bankruptcy.

            Allowance for credit losses activity for the year ended December 31,

(Millions of dollars)	2007	2006	2005
Balance at beginning of year	$319	$302	$278
Provision for credit losses	97	68	92
Receivables written off	(91)	(63)	(62)
Recoveries on receivables previously written off	23	16	17
Adjustment due to securitization of receivables	(9)	(13)	(12)
Foreign currency translation adjustment	14	9	(11)

Balance at end of year	$353	$319	$302

Allowance for credit losses as a percent of finance receivables (excluding Notes receivable from Caterpillar), net of unearned income	1.39%	1.33%	1.35%

NOTE 3 – FINANCE LEASES

The components of finance leases as of December 31, were as follows:

(Millions of dollars)	2007	2006	2005
Total minimum lease payments receivable	$8,046	$6,757	$5,627
Estimated residual value of leased assets:
Guaranteed	799	572	466
Unguaranted	747	676	557
	9,592	8,005	6,650
Less: Unearned income	(959)	(820)	(641)
Net finance leases	$8,633	$7,185	$6,009

NOTE 4 – SALES AND SERVICING OF FINANCE RECEIVABLES

We sell certain finance receivables relating to our retail installment sale contracts and finance leases as part of our asset-backed securitization program.  In addition, we have sold interests in wholesale receivables to third-party commercial paper conduits.  These transactions provide a source of liquidity and allow for better management of our balance sheet capacity.  Included in our other managed assets are individual loans and leases that have been sold to third parties to mitigate the concentration of credit risk with certain customers.  None of the receivables that are directly or indirectly sold to third parties in any of the foregoing transactions are available to pay our creditors.

Securitized Retail Installment Sales Contracts and Finance Leases
During 2007, 2006 and 2005, we sold certain finance receivables relating to our retail installment sale contracts and finance leases to special purpose entities (SPEs) as part of our asset-backed securitization program.  The SPEs, typically trusts, are considered to be qualifying special-purpose entities (QSPEs) and thus, in accordance with Statement of Financial Accounting Standard No. 140 (SFAS 140), "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," are not consolidated.  The QSPEs issue debt to pay for the finance receivables they acquire from Cat Financial.  The primary source for repayment of the debt is the cash flows generated from the finance receivables owned by the QSPEs.  The assets of the QSPEs are legally isolated and are not available to pay the creditors of Cat Financial or any other affiliate of Cat Financial.  For bankruptcy analysis purposes, Cat Financial has sold the finance receivables to the QSPEs in a true sale and the QSPEs are separate legal entities.  The investors and the securitization trusts have no recourse to Cat Financial's other assets for failure of debtors to pay when due.

We retain interests in the retail finance receivables that are sold through our asset-backed securitization program.  Our retained interests are generally subordinate to the investors’ interests and are included in Other assets in our Consolidated Statements of Financial Position.  Retained interests include subordinated certificates with an initial fair value of zero in 2007 ($4 million in 2006 and $8 million in 2005), an interest in future cash flows (excess) with an initial fair value of $2 million in 2007 ($3 million in 2006 and $1 million in 2005), and reserve accounts with an initial fair value of $9 million ($10 million in 2006 and $12 million in 2005).  A net gain of $4 million was recognized on the 2007 transaction ($7 million in 2006 and $12 million in 2005).  Significant assumptions used to estimate the fair value of the retained interests at the time of the transaction were:

	2007	2006	2005
Discount rate	8.4%	11.2%	10.8%
Weighted-average prepayment rate	14.0%	14.0%	14.0%
Expected credit losses	1.0%	1.0%	1.0%

These assumptions are based on our historical experience, market trends and anticipated performance relative to the particular assets securitized.

During 2007, 2006 and 2005, we also retained servicing responsibilities and received a fee of approximately one percent of the remaining value of the finance receivables for our servicing responsibilities.  We generally do not record a servicing asset or liability since the servicing fee is considered fair market compensation.

As of December 31, 2007, 2006 and 2005, the fair value of the retained interests in all securitizations of retail finance receivables outstanding totaled $49 million, $68 million and $72 million, respectively.  Key assumptions used to determine the fair value of the retained interests as of such dates were:

	2007	2006	2005
Cash flow weighted-average discount rates on retained interests	10.1%	7.3%	10.7%
Weighted-average maturity in months	30	31	30
Weighted-average prepayment rate	14.0%	14.0%	14.0%
Weighted-average expected credit losses	1.1%	1.0%	1.0%

          To estimate the impact on income due to changes to the key economic assumptions used to estimate the fair value of residual cash flows in retained interests from retail finance receivable securitizations, we compute a "shocked" fair value of retained interests.  The difference between the current fair value and the "shocked" fair value is an estimate of our sensitivity to a change in the assumptions.  We determine the "shocked" fair value by applying 10 percent and 20 percent adverse changes to individual assumptions used to calculate the fair value.  This estimate does not adjust for other variations that may occur should one of the assumptions actually change.  Accordingly, no assurance can be given that actual results would be consistent with the results of our estimate.  Our sensitivity analysis indicated that the impact of a 20 percent adverse change in individual assumptions used to calculate the fair value of all our retained interests as of December 31, 2007, 2006 and 2005 would be $2 million or less, $3 million or less, and $2 million or less, respectively.

                   Characteristics of securitized retail receivables
(Millions of dollars)	2007	2006	2005
Total securitized principal balance at December 31,	$1,159	$1,227	$980
Average securitized principal balance for the year ended December 31,	$1,064	$1,162	$1,085
Loans > 30 days past due at year ended December 31,	$65	$34	$23
Net credit losses during the year	$9	$5	$3

                    Cash flows from retail securitizations
(Millions of dollars)	2007	2006	2005
Cash proceeds from initial sales of receivables	$650	$947	$829
Servicing fees received	$11	$12	$11
Other cash flows received on retained interests	$35	$41	$38

Sale of Interests in Wholesale Receivables
We periodically purchase North American Caterpillar dealer trade receivables ("NACD Receivables") at a discount.  The discount is an estimate of the amount of financing revenue that would be earned at a market rate on the NACD Receivables over their expected life.  Cat Financial has sold interests in the NACD Receivables to third-party commercial paper conduits.  In accordance with SFAS 140, the transfers to the conduits are accounted for as sales.  The gain, included in Other revenue, is principally the difference between the unearned discount on the NACD Receivables sold to the third-party commercial paper conduits less the related costs incurred over their remaining term.  Expected credit losses are assumed to be zero because dealer receivables have historically had no losses and none are expected in the future.  We receive an annual servicing fee of approximately 0.5 percent of the average outstanding principal balance of the interests in the NACD Receivables sold to the third-party commercial paper conduits.  We generally do not record a servicing asset or liability since the servicing fee is considered fair market compensation.  During 2007, 2006 and 2005, we recognized a pre-tax gain on the sale of wholesale receivables of $9 million, $4 million and $2 million, respectively.  As of December 31, 2007, 2006 and 2005, the outstanding principal balance of the NACD Receivables sold to the conduits was $240 million.

The NACD Receivables not sold to the third-party commercial paper conduits as of December 31, 2007, 2006 and 2005, of $1.233 billion, $2.718 billion and $3.028 billion, respectively, are included in Wholesale notes receivable in our Consolidated Statements of Financial Position.  The discount on these NACD Receivables is amortized on an effective yield basis over the life of the NACD Receivables and recognized as Wholesale finance revenue.  Because the receivables are short-term in nature, the carrying amount approximates the fair value.

The cash collections from the NACD Receivables are first applied to satisfy any obligations of Cat Financial to the third-party commercial paper conduits.  The third-party commercial paper conduits have no recourse to our assets, other than the NACD Receivables held by Cat Financial.

In addition to the NACD Receivables, we purchase other trade receivables from Caterpillar entities at a discount.  The discount is an estimate of the amount of financing revenue that would be earned at a market rate on these trade receivables over their expected life.  The discount is amortized into revenue on an effective yield basis over the life of the receivables and recognized as Wholesale finance revenue.  Amortized discounts for the NACD and other trade receivables were $327 million, $386 million and $260 million for the year ended December 31, 2007, 2006 and 2005, respectively.  In the Consolidated Statements of Cash Flows, collection of the discount is included in investing activities as the receivables are collected.

Other managed assets
We also sell individual leases and finance receivables to third-parties with limited or no recourse to us in order to reduce our concentration of credit risk related to certain customers.  In accordance with SFAS 140, the transfers to the third parties are accounted for as sales.  In 2007, 2006 and 2005, we received $245 million,  $174 million and $127 million, respectively, of proceeds from the sale of such contracts.  We maintain servicing for these third-party assets, which totaled $441 million, $362 million and $237 million as of December 31, 2007, 2006 and 2005, respectively.  Since we do not receive a servicing fee for these assets, a servicing liability is recorded.  As of December 31, 2007, 2006 and 2005 this liability was not significant.

Total off-balance sheet managed assets as of December 31,
(Millions of dollars)	2007	2006	2005

Securitized Retail Installment Sale Contracts and Finance Leases
Installment sale contracts securitized	$1,105	$1,174	$934
Finance leases securitized	54	53	46
Less: Retained interests (included in Other assets)	(49)	(68)	(72)
Off-balance sheet securitized retail receivables	1,110	1,159	908

Sales of Interests in Wholesale Receivables
Wholesale receivables	240	240	240

Other Managed Assets
Retail finance leases	155	90	75
Retail installment sale contracts	122	111	49
Operating leases	128	119	76
Retail notes receivable	36	42	37
Other managed receivables/leases	441	362	237

Total off-balance sheet managed assets	$1,791	$1,761	$1,385

NOTE 5 – EQUIPMENT ON OPERATING LEASES

Components of equipment on operating leases, less accumulated depreciation as of December 31, were as follows:

(Millions of dollars)	2007	2006	2005
Equipment on operating leases, at cost	$4,466	$3,833	$3,789
Less: Accumulated depreciation	(1,477)	(1,271)	(1,158)

Equipment on operating leases, net	$2,989	$2,562	$2,631

At December 31, 2007, scheduled minimum rental payments for operating leases were as follows:

2008	2009	2010	2011	2012	Thereafter	Total
$735	$511	$309	$161	$57	$20	$1,793

NOTE 6 – CONCENTRATION OF CREDIT RISK

Our portfolio is primarily comprised of receivables under installment sale contracts, receivables arising from leasing transactions, notes receivable and wholesale financing.  Percentages of the total value of our portfolio (total net finance receivables, plus equipment on operating leases, less accumulated depreciation) represented by each financing plan as of December 31, were as follows:

	2007	2006	2005
Retail Financing:
Installment sale contracts	25%	25%	25%
Tax leases (operating or finance)	18%	17%	17%
Customer loans	18%	16%	16%
Finance (non-tax) leases	20%	17%	15%
Dealer loans	3%	3%	4%
Government lease-purchase contracts	1%	1%	1%
Wholesale financing	15%	21%	22%

Receivables from customers in construction-related industries made up approximately 40 percent of our portfolio as of December 31, 2007, 2006 and 2005.  Approximately 56 percent of construction-related receivables relates to customers in North America.  No single customer or dealer represented a significant concentration of credit risk.  We typically maintain a security interest in retail financed equipment and require physical damage insurance coverage on all financed equipment.  See Note 16 for further information concerning business segments.

Regarding our derivative instruments, collateral is not generally required of the counterparties or of our Company.  We do not anticipate non-performance by us or any of the counterparties.  Our exposure to credit loss in the event of non-performance by the counterparties is limited to only those gains that we have recorded, but have not yet received cash payment.  As of December 31, 2007, 2006 and 2005, the exposure to credit loss was $98 million, $62 million and $96 million, respectively.  See Note 10 for information concerning derivatives.

NOTE 7 – CREDIT LINES

Revolving credit facilities
We participate in three global credit facilities with a syndicate of banks totaling $6.55 billion available in the aggregate to both Caterpillar and Cat Financial (along with specified subsidiaries of Cat Financial in connection with certain sub-facilities).  These credit facilities are used to support commercial paper programs.  Based on management’s allocation decision, which can be revised at anytime, the portion of the credit facilities allocated to Cat Financial was $5.55 billion at December 31, 2007.  During 2007, the five-year facility of $1.62 billion, which was scheduled to expire in September 2010, was extended and will expire September 2012.  The five-year facility of $2.98 billion has not changed, and will expire September 2011.  The 364-day facility was increased from $1.85 billion to $1.95 billion and will expire in September 2008.  The facility expiring in September 2008 has a provision that allows Caterpillar or Cat Financial to obtain a one-year loan in September 2008 that would mature in September 2009.  At December 31, 2007, there were no borrowings under these lines, and we were in compliance with all debt covenants.

Our Australian subsidiary has an A$50 million (USD equivalent $44 million) credit facility with one bank to support its commercial paper program.

Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction.  We do not hold reserves to fund the payment of the demand notes.  The notes are offered on a continuous basis by prospectus only.

Commercial paper
We issue unsecured commercial paper in the U.S., Europe and other international capital markets.  These short-term promissory notes are issued on a discounted basis and are payable at maturity.

Bank borrowings
Credit lines with banks total $2.18 billion and will be eligible for renewal at various future dates or have no specified expiration date.  They are used by our subsidiaries for local funding requirements and are generally guaranteed by Cat Financial.  At December 31, 2007, we had $1.17 billion outstanding against these credit lines compared to $673 million as of December 31, 2006.

Deposit obligation
A deposit obligation of $232 million has a corresponding security deposit, which is included in Other assets in the   Consolidated Statements of Financial Position as of December 31, 2007 and December 31, 2006.  This deposit obligation and corresponding security deposit relates to a financing arrangement, which provides us a return.  This arrangement requires that we commit to a certain long-term obligation and provide a security deposit, which will fulfill this obligation when it becomes due.

Variable amount lending agreements with Caterpillar
            Under these agreements, we may borrow up to $1.9 billion from Caterpillar, and Caterpillar may borrow up to $1.2 billion from us. The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice. We had notes payable of $275 million and notes receivable of $74 million outstanding as of December 31, 2007, compared to notes payable of $87 million and notes receivable of $75 million as of December 31, 2006.

NOTE 8 – SHORT-TERM BORROWINGS

Short-term borrowings outstanding as of December 31, were comprised of the following:

(Millions of dollars)	2007		2006		2005
	Balance	Avg. Rate	Balance	Avg. Rate	Balance	Avg. Rate

Commercial paper, net	$4,935	4.3%	$4,557	4.4%	$4,235	3.4%
Variable denomination floating rate demand notes	699	5.1%	590	5.4%	505	4.2%
Bank borrowings	550	7.4%	251	6.0%	257	6.8%
Total	$6,184		$5,398		$4,997

NOTE 9 – LONG-TERM DEBT

During 2007, we issued $3.763 billion of medium-term notes, of which $2.041 billion were at fixed interest rates and $1.722 billion were at floating interest rates, primarily indexed to LIBOR.  At December 31, 2007, the outstanding medium-term notes had remaining maturities ranging up to 20 years.

Long-term debt outstanding as of December 31, were comprised of the following:

(Millions of dollars)	2007		2006		2005
	Balance	Avg. Rate	Balance	Avg. Rate	Balance	Avg. Rate

Medium-term notes	$17,325	4.7%	$16,899	4.6%	$16,186	4.1%
Unamortized discount	(3)		(5)		(6)
Medium-term notes, net	17,322		16,894		16,180
Bank borrowings	615	8.0%	425	8.9%	344	8.7%
Loans from a company-owned partnership	8	7.0%	8	7.0%	8	7.0%
Deposit obligation [1]	232		232		232
Total	$18,177		$17,559		$16,764

1 The deposit obligation has a corresponding security deposit, which is included in Other assets in the Consolidated Statements of Financial Position.  This deposit obligation and corresponding security deposit relate to a financing arrangement, which provides us a return.  This arrangement requires that we commit to a certain long-term obligation and provide a security deposit, which will fulfill this obligation when it becomes due.

Long-term debt outstanding as of December 31, 2007, matures as follows:

(Millions of dollars)
2008	$4,947
2009	4,777
2010	2,956
2011	672
2012	1,515
Thereafter	3,310
Total	$18,177

             The above table includes $1.469 billion of medium-term notes that may be called by us at some point in the future at par value.

NOTE 10 – DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates and interest rates.  Our Risk Management Policy ("Policy") allows for the use of derivative financial instruments to prudently manage foreign currency exchange rate and interest rate exposure.  Our Policy specifies that derivatives are not to be used for speculative purposes.  Derivatives that we use are primarily foreign currency forward contracts and interest rate swaps.  Our derivative activities are subject to the management, direction, and control of our senior financial officers.  Risk management practices, including the use of financial derivative instruments, are presented to the Audit Committee of the Caterpillar Inc. Board of Directors at least annually.

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

 Other revenue included (losses)/gains of ($89) million, ($20) million and $58 million on the undesignated contracts for 2007, 2006 and 2005, respectively.  The gains and losses on undesignated contracts substantially offset the balance sheet remeasurement gains and losses.

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

Fair value hedges
We liquidated fixed-to-floating interest rate swaps during 2006, 2005 and 2004, which resulted in deferred net gains that are being amortized to earnings ratably over the remaining life of the hedged debt.  The unamortized balance of $5 million as of December 31, 2007 will be amortized into Interest expense over the next seven years.

Gains/(losses) on designated fixed-to-floating interest rate swaps included in current earnings as of December 31, were as follows:

(Millions of dollars)	2007	2006	2005
Gain/(loss) on designated interest rate derivatives—included in Other revenues	$103	$(44)	$(71)
(Loss)/gain on hedged debt—included in Other revenues	$(103)	$44	$71
Amortization of the net gain on liquidated swaps – included in Interest expense	$2	$6	$5

Cash flow hedges
As of December 31, 2007, $2 million, net of tax, of deferred net losses included in equity (Accumulated other comprehensive income), related to our floating-to-fixed interest rate swaps, is expected to be reclassified to Interest expense over the next twelve months.

We liquidated floating-to-fixed interest rate swaps during 2007 that resulted in deferred net gains that are being amortized to earnings ratably over the remaining life of the hedged debt.  The unamortized balance of $1 million as of December 31, 2007 will be amortized into Interest expense over the next twelve months.

NOTE 11 – COMMITMENTS AND CONTINGENT LIABILITIES

We have guaranteed to repurchase loans of certain Caterpillar dealers from third-party lenders in the event of default.  These guarantees arose in conjunction with our relationship with third-party dealers who sell Caterpillar equipment.  These guarantees generally have one-year terms and are secured, primarily by dealer assets.

We provide loan guarantees to third-party lenders for financing associated with machinery purchased by customers.  These guarantees have varying terms and are secured by the machinery.

We have also provided a limited indemnity to a third-party bank, which was $30 million at December 31, 2007, resulting from the assignment of certain leases to that bank.  The indemnity is for the remote chance that the insurers of these leases would become insolvent.  The indemnity expires December 15, 2012, and is unsecured.

No loss has been experienced or is anticipated under any of these guarantees or the limited indemnity.  At December 31, 2007, the recorded liability for these guarantees was $7 million, compared to $9 million as of December 31, 2006, and $9 million as of December 31, 2005.  The maximum potential amount of future payments (undiscounted and without reduction for any amount that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees and the limited indemnity are as follows:

(Millions of dollars)	2007	2006	2005
Guarantees with Caterpillar dealers	$250	$362	$434
Guarantees with Customers	46	37	37
Limited Indemnity	30	35	40
Guarantees – other	-	3	3
Total guarantees	$326	$437	$514

We are party to agreements in the normal course of business with selected customers and Caterpillar dealers in which we commit to provide a set dollar amount of financing on a pre-approved basis.  We also provide lines of credit to selected customers and Caterpillar dealers, of which a portion remains unused as of the end of the period.  Commitments and lines of credit generally have fixed expiration dates or other termination clauses.  It has been our experience that not all commitments and lines of credit will be used.  Management applies the same credit policies when making commitments and granting lines of credit as it does for any other financing.  We do not require collateral for these commitments/lines, but if credit is extended, collateral may be required upon funding.  The amount of the unused commitments and lines of credit for dealers as of December 31, 2007, was $8.341 billion compared to $6.587 billion as of December 31, 2006, and $4.729 billion as of December 31, 2005.  The amount of the unused commitments and lines of credit for customers as of December 31, 2007, was $3.001 billion compared to $2.279 billion as of December 31, 2006, and $1.972 billion as of December 31, 2005.

We are party to various litigation matters and claims, and while the results cannot be predicted with certainty, management believes the final outcome of such matters and claims will not have a material adverse effect on our consolidated financial position, profit or liquidity.

NOTE 12 – INCOME TAXES

The components of Profit before income taxes for the years ended December 31, were as follows:

(Millions of dollars)	2007	2006	2005
U.S.	$413	$417	$322
Non-U.S.	315	271	215

Total	$728	$688	$537

Profit before income taxes, as shown above, is based on the location of the entity to which such earnings are attributable. However, since such earnings may be subject to taxation in more than one country, the income tax provision shown below as U.S. or non-U.S. may not correspond to the earnings shown above.

The components of the provision for income taxes were as follows for the years ended December 31:

(Millions of dollars)
Current tax provision:	2007	2006	2005
U.S. federal	$93	$153	$132
Non-U.S.	106	65	61
State (U.S.)	6	6	(1)
	205	224	192
Deferred tax provision (credit):
U.S. federal	50	(20)	(24)
Non-U.S.	(23)	10	4
State (U.S.)	2	1	1
	29	(9)	(19)

Total provision for income taxes	$234	$215	$173

Current tax provision is the amount of income taxes reported or expected to be reported on our tax returns.  Under our tax sharing agreement with Caterpillar, we have paid to or received from Caterpillar, our allocated share of income taxes or credits each quarter.

The actual provision for income taxes differs from the provision for income taxes that would result from applying the U.S. statutory rate to profit before income taxes for the years ended December 31, for the reasons set forth in the following reconciliation:

(Millions of dollars)	2007	2006	2005
Taxes computed at U.S. statutory rates	$257	$242	$189
(Decreases) increases in taxes resulting from:
Subsidiaries' results subject to tax rates other than U.S. statutory rates	(29)	(22)	(11)
Other, net	6	(5)	(5)

Provision for income taxes	$234	$215	$173

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

(Millions of dollars)
Deferred tax assets:	2007	2006	2005
Allowance for credit losses	$88	$70	$77
Foreign tax credit carryforwards	6	36	27
Net operating loss carryforwards	24	26	25
	118	132	129

Deferred tax liabilities - primarily lease basis differences	(435)	(412)	(407)
Valuation allowance for deferred tax assets	(4)	(6)	(7)
Deferred U.S. tax on previously taxed foreign income	-	(2)	(9)
Deferred gains on derivative instruments	7	(12)	(16)
	(432)	(432)	(439)

Deferred taxes – net	$(314)	$(300)	$(310)

As of December 31, 2007, amounts and expiration dates of net operating loss carryforwards in various non-U.S. taxing jurisdictions were:

(Millions of dollars)
2008	2009	2010	2011	2012 - 2022	Unlimited	Total
$-	$-	$1	$1	$8	$61	$71

Valuation allowances totaling $1 million have been recorded at certain non-U.S. subsidiaries that have not yet demonstrated consistent and/or sustainable profitability to support the recognition of net deferred tax assets.

As of December 31, 2007, amounts and expiration dates of net operating loss carryforwards in various U.S. state taxing jurisdictions were:

(Millions of dollars)
2008	2009	2010	2011	2012-2027	Total
$3	$-	$-	$25	$69	$97

The gross deferred tax asset associated with these NOL carryforwards is $8 million as of December 31, 2007, partially offset by a valuation allowance of $3 million. The valuation allowance arises as a result of the uncertainty whether the carryforwards will be used.

In some U.S. state tax jurisdictions, Cat Financial joins with Caterpillar in filing combined returns.  In other U.S. state income tax jurisdictions, Cat Financial files on a separate, stand alone basis.

We adopted FIN 48, "Accounting for Uncertainty in Income Taxes" as of January 1, 2007.  As of adoption, the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $30 million.

Reconciliation of unrecognized tax benefits(1): (Millions of dollars)	2007
Balance at beginning of year	$30
Reductions for tax positions related to prior year	(14)
Balance at end of year	$16

(1) Foreign currency translation amounts are included within each line as applicable.

At adoption, the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $5 million.  That amount did not change during 2007.

We classify interest and penalties on tax uncertainties as a component of the provision for income taxes.  The total amount of interest and penalties accrued as of adoption was $3 million.  The corresponding amount at December 31, 2007 was $5 million.

It is expected that the amount of unrecognized tax benefits will change in the next 12 months.  However, we do not expect the change to have a significant impact on our results of operations or financial position.

The Internal Revenue Service (IRS) has completed its field examination of our U.S. tax returns for 1992 to 2004 as part of the overall Caterpillar examination.  For tax years 1992 to 1994, Caterpillar expects to litigate issues unrelated to us.  Caterpillar also expects the appeals process for tax years 1995 to 1999 will be settled within the next 12 months.  Caterpillar has also entered into the appeals process for tax years 2000 to 2004.  The ultimate disposition of all matters related to each of the aforementioned audit cycles is not expected to have a material impact on our results of operations or financial position.

In our major non-U.S. jurisdictions, tax years are typically subject to examination for three to six years.

NOTE 13 – FAIR VALUE OF FINANCIAL INSTRUMENTS

We use the following methods and assumptions to estimate the fair value of our financial instruments:

Assets and liabilities other than those listed below– carrying amount is a reasonable estimate of fair value.

Finance receivables, net- fair value is estimated by discounting the future cash flows using current rates for new receivables with similar remaining maturities.  Historical bad debts experience is also considered.

Long-term debt- fair value is estimated by discounting the future cash flows using our current borrowing rates for similar types and maturities of debt, except for floating rate notes for which the carrying amount is considered a reasonable estimate of fair value.  Our deposit obligation carrying value approximated fair value.

Interest rate swaps- fair value is estimated based upon the amount we would receive or pay to terminate the agreements as of December 31.

Foreign currency forward contracts- fair value of forward contracts was determined by discounting the future cash flow resulting from the differential between the contract price and the forward rate.

Guarantees - fair value is estimated based upon the premium we would require to issue the same guarantee in a stand-alone arm’s-length transaction with an unrelated party.

        The estimated fair values of financial instruments as of December 31, are as follows:

(Millions of dollars)	2007		2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Finance receivables, net (excluding tax leases (1))	$22,417	$22,366	$21,565	$21,530	$20,374	$20,366

Long-term debt	$(18,177)	$(18,322)	$(17,559)	$(17,441)	$(16,764)	$(16,821)

Interest rate swaps:
In a net receivable position	$75	$75	$52	$52	$94	$94
In a net payable position	$(46)	$(46)	$(98)	$(98)	$(113)	$(113)

Forward exchange contracts:
In a net gain position	$8	$8	$9	$9	$1	$1
In a net loss position	$(27)	$(27)	$(6)	$(6)	$(5)	$(5)

Guarantees	$(7)	$(7)	$(9)	$(9)	$(9)	$(10)

(1)  Represents tax finance leases with a net carrying value of $2.601 billion, $2.050 billion and $1.719 billion as of December 31, 2007, 2006 and 2005, respectively.

NOTE 14 – TRANSACTIONS WITH RELATED PARTIES

We have a Support Agreement with Caterpillar, which provides that Caterpillar will (1) remain, directly or indirectly, our sole owner; (2) cause us to maintain a net worth of at least $20 million; and (3) ensure that we maintain a ratio of profit before income taxes and interest expense to interest expense (as defined by the Support Agreement) of not less than 1.15 to 1.  In 2007, 2006 and 2005, Caterpillar did not make any significant capital contributions.  Although this agreement can be modified or terminated by either party, any modification or termination which would adversely affect holders of our debt is required to be approved by holders of 66-2/3 percent of the aggregate outstanding debt.  Caterpillar's obligation under this agreement is not directly enforceable by any of our creditors and does not constitute a guarantee of any of our obligations.  There was a cash dividend in the amount of $250 million paid to Caterpillar in 2007.  There was a cash dividend in the amount of $350 million paid to Caterpillar in 2006.  No cash dividends were declared or paid in 2005.

 The rates/prices for our transactions with Caterpillar are set based on arms-length transactions.

We have variable amount lending agreements with Caterpillar.  Under these agreements, we may borrow up to $1.9 billion from Caterpillar, and Caterpillar may borrow up to $1.2 billion from us.  The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice.  Information concerning these agreements is as follows:

(Millions of dollars)	2007	2006	2005
Notes payable as of December 31,	$275	$87	$199
Notes receivable as of December 31,	$74	$75	$88
Interest expensed	$5	$9	$18
Interest earned	$8	$13	$10

We have agreements with Caterpillar to purchase, at a discount, certain receivables generated by sales of products to Caterpillar dealers and customers.  Under these programs, we use a portion of collections each week to purchase additional receivables.  Information pertaining to these purchases is as below:

(Millions of dollars)	2007	2006	2005
Purchases made	$20,822	$23,998	$21,326
Discounts earned	$327	$386	$260
Servicing fees paid, net	$-	$1	$1
Balance as of December 31,	$2,559	$4,227	$4,191
Effective interest rate for receivable purchases as of December 31,	7.83%	8.17%	7.03%

We participate in certain marketing programs sponsored by Caterpillar by providing financing to customers at rates below standard rates.  Under these programs, Caterpillar subsidizes an amount at the outset of the transaction, which we then recognize as revenue over the term of the financing.  During 2007, we received $336 million relative to such programs, compared with $314 million in 2006 and $294 million in 2005.

We participate in various benefit plans, which are administered by Caterpillar.  These plans include employee medical plans and postretirement benefit plans.  We reimburse Caterpillar for these charges, which amounted to $24 million in 2007, $21 million in 2006 and $24 million in 2005.  In addition, we participate in the Caterpillar stock incentive plans.  Effective January 1, 2006, Caterpillar expensed the cost related to stock options and allocated Cat Financial $5 million and $4 million in 2007 and 2006, respectively.  In addition, Caterpillar provides operational and administrative support, which is integral to the conduct of our business.  These operational and support charges for which we reimburse Caterpillar amounted to $23 million in 2007, $24 million in 2006 and $21 million in 2005.

We provide administrative support services to certain Caterpillar subsidiaries.  Caterpillar reimburses us for these charges, which amounted to $11 million in 2007, $12 million in 2006 and $8 million in 2005.

We have a tax sharing agreement with Caterpillar under which we combine our tax position with Caterpillar’s when appropriate.  When we combine our tax positions under this agreement, we pay to or receive from Caterpillar our allocated share of income taxes or credits.

NOTE 15 - LEASES

We lease our offices and other property through operating leases.  Rental expense is charged to operations as incurred.  Total rental expense for operating leases was $18 million for 2007, $19 million for 2006 and $18 million for 2005.  At December 31, 2007, minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year are:

(Millions of dollars)
2008	$13
2009	11
2010	9
2011	9
2012	8
Thereafter	68
Total	$118

NOTE 16 – SEGMENT INFORMATION

Our segment data is based on disclosure requirements of Statement of Financial Accounting Standards No. 131, which requires that financial information be reported on the basis that is used internally for measuring segment performance.  Internally, we report information for operating segments based on management responsibility.  Our five operating segments offer primarily the same types of services within each of the respective segments.  The five operating segments are as follows:

●	North America: We have offices in the United States and Canada that serve local dealers and customers.

●
Europe:  We have offices in Europe to serve European dealers and customers.  This segment also includes our office in Russia, which serves dealers and customers in the Commonwealth of Independent States, and Dubai, which primarily serves dealers and customers in the Middle East.

●
Diversified Services:  Included is our Global Accounts Division, which primarily provides cross-border financing to customers in countries in which we have no local presence; Marine Services Division, which primarily finances marine vessels with Caterpillar engines for all countries; and our offices in Latin America that serve local dealers and customers.

●	Asia-Pacific: We have offices in Australia, New Zealand, China, Japan and Southeast Asia that serve local dealers and customers. This segment also provides project financing in various countries.

●
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

(Millions of dollars)
2007	North America	Europe	Asia- Pacific	Diversified Services	Cat Power Finance	Total
External revenue	$1,806	442	255	400	95	$2,998
Inter-segment revenue	$82	-	-	-	-	$82
Profit	$238	86	36	91	43	$494
Interest expense	$734	156	99	195	30	$1,214
Depreciation and amortization expense	$517	106	42	35	2	$702
Provision for income taxes	$150	14	21	39	10	$234
Assets as of December 31,	$18,632	6,273	3,174	4,242	814	$33,135
Expenditures for equipment on operating leases and for non-leased equipment	$907	269	117	71	2	$1,366

(Millions of dollars)
2006	North America	Europe	Asia- Pacific	Diversified Services	Cat Power Finance	Total
External revenue	$1,770	355	232	323	83	$2,763
Inter-segment revenue	$53	-	-	-	-	$53
Profit	$274	78	44	53	24	$473
Interest expense	$695	99	92	162	34	$1,082
Depreciation and amortization expense	$478	91	43	40	2	$654
Provision for income taxes	$145	24	15	23	8	$215
Assets as of December 31,	$17,956	4,860	2,405	3,631	926	$29,778
Expenditures for equipment on operating leases and for non-leased equipment	$818	155	87	89	3	$1,152

(Millions of dollars)
2005	North America	Europe	Asia- Pacific	Diversified Services	Cat Power Finance	Total
External revenue	$1,442	345	202	276	89	$2,354
Inter-segment revenue	$34	-	-	-	-	$34
Profit	$222	59	31	23	29	$364
Interest expense	$494	92	72	127	32	$817
Depreciation and amortization expense	$441	98	52	41	4	$636
Provision for income taxes	$124	20	12	8	9	$173
Assets as of December 31,	$16,987	4,271	2,263	3,333	990	$27,844
Expenditures for equipment on operating leases and for non-leased equipment	$865	158	167	99	8	$1,297

Reconciliation:
Interest expense
(Millions of dollars)	2007	2006	2005
Interest expense from segments	$1,214	$1,082	$817
Less: Inter-segment interest expense	(82)	(53)	(34)
Total	$1,132	$1,029	$783

Assets
(Millions of dollars)	2007	2006	2005
Assets from segments	$33,135	$29,778	$27,844
Less: Investment in subsidiaries	(1,011)	(967)	(936)
Less: Inter-segment balances	(2,695)	(1,475)	(1,009)
Total	$29,429	$27,336	$25,899

Inside and outside the United States:

(Millions of dollars)
Revenue	2007	2006	2005
Inside U.S.	$1,833	$1,831	$1,491
Inside Canada	358	298	250
Outside U.S. and Canada	807	634	613
Total	$2,998	$2,763	$2,354

Equipment on Operating Leases and Non-Leased Equipment (included in Other Assets), Net	2007	2006	2005
Inside U.S.	$1,453	$1,538	$1,569
Inside Canada	901	603	587
Outside U.S. and Canada	763	563	598
Total	$3,117	$2,704	$2,754

NOTE 17 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(Millions of dollars)
2007	First quarter	Second quarter	Third quarter	Fourth quarter
Total revenues	$713	$747	$758	$780
Profit before taxes	$182	$187	$187	$172
Profit	$125	$123	$133	$113

2006
Total revenues	$657	$676	$723	$707
Profit before taxes	$173	$155	$192	$168
Profit	$118	$106	$132	$117

2005
Total revenues	$543	$587	$596	$628
Profit before taxes	$124	$138	$130	$145
Profit	$83	$90	$87	$104