Form 10-Q
period 2008-03-31
CATERPILLAR FINANCIAL SERVICES CORP
filed 2008-05-02
CIK 764764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [ X ]     No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  [   ]    Accelerated Filer  [   ]    Non-Accelerated Filer  [ X ]    Smaller reporting company  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [   ]      No  [ X ]

As of May 1, 2008, one share of common stock of the Registrant was outstanding, which is owned by Caterpillar Inc.

UNAUDITED
PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In addition to the accompanying unaudited consolidated financial statements for Caterpillar Financial Services Corporation (together with its subsidiaries, "Cat Financial," "the Company," "we" or "our"), we suggest that you read our 2007 Annual Report on Form 10-K.  The Company files electronically with the Securities and Exchange Commission ("SEC") required reports on Form 8-K, Form 10-Q, Form 10-K and registration statements on Form S-3, when necessary.  The public may read and copy any materials the Company has filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330.  The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  Copies of our Annual Report on Form 10-K, quarterly reports on Form 10-Q and any amendments to these reports filed or furnished with the SEC are available free of charge through our Internet site (www.catfinancial.com) as soon as reasonably practicable after filing with the SEC.  Copies may also be obtained free of charge by writing to: Legal Dept., Caterpillar Financial Services Corporation, 2120 West End Ave., Nashville, Tennessee 37203-0001.  In addition, the public may obtain more detailed information about our parent company, Caterpillar Inc. (together with its subsidiaries, "Caterpillar" or "Cat") by visiting its Internet site (www.cat.com).  None of the information contained at any time on either our Internet site or Caterpillar’s Internet site is incorporated by reference into this document.

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF PROFIT
(Unaudited)
(Dollars in Millions)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Wholesale finance	$103	$111
Retail finance	411	355
Operating lease	234	202
Other	31	45
Total revenues	779	713

Expenses:
Interest	285	270
Depreciation on equipment leased to others	180	157
General, operating and administrative	89	85
Provision for credit losses	37	18
Other	5	1
Total expenses	596	531

Profit before income taxes	183	182

Provision for income taxes	59	57
Profit	$124	$125

                                                 See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in Millions, except share data)

	March 31,	December 31,
	2008	2007
Assets:
Cash and cash equivalents	$229	$185
Finance receivables
Retail notes receivable	6,359	5,887
Wholesale notes receivable	3,741	3,570
Notes receivable from Caterpillar	76	74
Finance leases and installment sale contracts – Retail	17,818	17,287
Finance leases and installment sale contracts – Wholesale	608	649
	28,602	27,467
Less: Unearned income	(1,972)	(2,022)
Less: Allowance for credit losses	(374)	(353)
Total net finance receivables	26,256	25,092

Equipment on operating leases,
less accumulated depreciation	2,978	2,989
Deferred income taxes	63	69
Other assets	1,207	1,094
Total assets	$30,733	$29,429

Liabilities and stockholder’s equity:
Payable to dealers and others	$301	$310
Payable to Caterpillar – other	40	33
Accrued expenses	352	263
Income taxes payable	99	81
Payable to Caterpillar – borrowings	88	275
Short-term borrowings	6,450	6,184
Current maturities of long-term debt	5,322	4,947
Long-term debt	13,827	13,230
Deferred income taxes and other liabilities	417	435
Total liabilities	26,896	25,758

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid-in amount)	745	745
Retained earnings	2,542	2,418
Accumulated other comprehensive income	550	508
Total stockholder's equity	3,837	3,671

Total liabilities and stockholder’s equity	$30,733	$29,429

                                                     See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Unaudited)
(Dollars in Millions)

	Three Months Ended
	March 31,
	2008		2007

Common stock – one share (at paid-in amount):
Balance at beginning of period	$745		$745
Balance at end of period	745		745

Retained earnings:
Balance at beginning of period	2,418		2,177
Adjustment to adopt FIN 48	-		(3)
Profit	124	$124	125	$125
Balance at end of period	2,542		2,299

Accumulated other comprehensive income:
Foreign currency translation adjustment
Balance at beginning of period	517		295
Aggregate adjustment for the period	69	69	18	18
Balance at end of period	586		313
Interest rate derivative instruments, (net of tax)
Balance at beginning of period, net of tax of: 2008 - $8; 2007 - $9	(11)		16
Net losses deferred during the period, net of tax of: 2008 - $15; 2007 - $1	(26)	(26)	(2)	(2)
Net losses / (gains) reclassed to earnings during the period, net of tax of: 2008 - $1; 2007 - $2	1	1	(3)	(3)
Balance at end of period, net of tax of: 2008 - $22; 2007 - $6	(36)		11
Retained interests, (net of tax)
Balance at beginning of period	2		5
Change in value of retained interests	(2)	(2)	(1)	(1)
Balance at end of period	-		4
Total accumulated other comprehensive income	550		328

Comprehensive income		$166		$137

Total stockholder’s equity at end of period	$3,837		$3,372

                                                  See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Profit	$124	$125
Adjustments for non-cash items:
Depreciation and amortization	188	164
Amortization of receivables purchase discount	(77)	(86)
Provision for credit losses	37	18
Gain on sales of receivables and securities	(5)	(2)
Other, net	(21)	(16)
Changes in assets and liabilities:
Receivables from others	(15)	16
Other receivables/payables with Caterpillar	50	22
Payable to dealers and others	(20)	(32)
Accrued expenses and other liabilities, net	9	(18)
Income taxes payable	16	(4)
Other assets, net	-	4
Net cash provided by operating activities	286	191

Cash flows from investing activities:
Expenditures for equipment on operating leases and for non-leased equipment	(305)	(258)
Proceeds from disposals of equipment	199	179
Additions to finance receivables	(8,846)	(7,910)
Collections of finance receivables	7,664	8,281
Proceeds from sales of receivables	442	359
Net change in Notes receivable from Caterpillar	(2)	(222)
Other, net	(35)	10
Net cash (used in) provided by investing activities	(883)	439

Cash flows from financing activities:
Payable to Caterpillar – borrowings and other	(190)	(33)
Proceeds from debt issued (original maturities greater than three months)	3,858	1,849
Payments on debt issued (original maturities greater than three months)	(3,421)	(3,000)
Short-term borrowings, net (original maturities three months or less)	390	625
Net cash provided by (used in) financing activities	637	(559)

Effect of exchange rate changes on cash	4	2

Increase in cash and cash equivalents	44	73

Cash and cash equivalents at beginning of year	185	136

Cash and cash equivalents at end of period	$229	$209

                                                  See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Notes to Consolidated Financial Statements
(Unaudited)

A.	Basis of Presentation

In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated profit for the three months ended March 31, 2008 and 2007, (b) the consolidated financial position as of March 31, 2008 and December 31, 2007, (c) the consolidated changes in stockholder's equity for the three months ended March 31, 2008 and 2007 and (d) the consolidated cash flows for the three months ended March 31, 2008 and 2007.  The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC, requires management to make estimates and assumptions that affect the reported amounts.  The most significant estimates are the allowance for credit losses and residual values for leased assets.  Actual results may differ from these estimates.  Certain amounts for prior periods have been reclassified to conform to the current period presentation.

Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

The December 31, 2007 financial position data included herein was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

B.	New Accounting Pronouncements

FIN 48 – In July 2006, the FASB issued FIN 48 "Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109" to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies that a tax position must be more likely than not of being sustained before being recognized in the financial statements. As required, we adopted the provisions of FIN 48 as of January 1, 2007.  The following table summarizes the effect of the initial adoption of FIN 48:

Initial adoption of FIN 48	January 1, 2007 Prior to FIN 48 Adjustment	FIN 48 Adjustment	January 1, 2007 Post FIN 48 Adjustment
(Millions of dollars)
Income taxes payable	$98	$15	$113
Deferred income taxes and other liabilities	379	(12)	367
Retained earnings	2,177	(3)	2,174

SFAS 157 – In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), "Fair Value Measurements."  SFAS 157 provides a common definition of fair value and a framework for measuring assets and liabilities at fair values when a particular standard prescribes it.  In addition, the Statement expands disclosures about fair value measurements.  In February 2008, the FASB issued final Staff Positions that (1) deferred the effective date of this Statement for one year for certain nonfinancial assets and nonfinancial liabilities and (2) removed certain leasing transactions from the scope of the Statement.  We applied this new accounting standard to all other fair value measurements effective January 1, 2008.  The adoption of SFAS 157 did not have a material impact on our financial statements.  See Note C for additional information.

UNAUDITED

FSP 157-2 – In February 2008, the FASB issued FASB Staff Position on Statement 157 (FSP 157-2), "Effective Date of FASB Statement No. 157."  FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed on a recurring basis, to fiscal years beginning after November 15, 2008.  We do not have significant nonfinancial assets and liabilities that could be impacted by this deferral.  The adoption of FSP 157-2 is not expected to have a material impact on our financial statements.

SFAS 158 – In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (SFAS 158), "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)."  SFAS 158 requires recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet.  Also, the measurement date – the date at which the benefit obligation and plan assets are measured – is required to be the company’s fiscal year-end.  We adopted the balance sheet recognition provisions at December 31, 2006, and adopted the year-end measurement date effective January 1, 2008 using the "one measurement" approach.  Under the one measurement approach, net periodic benefit cost for the period between any early measurement date and the end of the fiscal year that the measurement provisions are applied are allocated proportionately between amounts to be recognized as an adjustment of retained earnings and net periodic benefit cost for the fiscal year.  Previously, we used a November 30th measurement date for our U.S. pension and other postretirement benefit plans and September 30th for our non-U.S. plans.  The adoption of SFAS 158 did not have a material impact to our Statements of Financial Position since Cat Financial is considered a participant in the Caterpillar retirement plan for which we are charged a share of plan expenses, but are not required to record assets or liabilities of the plan.

SFAS 159 – In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159), "The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of SFAS No. 115." SFAS 159 creates a fair value option under which an entity may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities on a contract by contract basis, with changes in fair values recognized in earnings as these changes occur. SFAS 159 becomes effective for fiscal years beginning after November 15, 2007.  We adopted this new accounting standard on January 1, 2008.  The adoption of SFAS 159 did not have a material impact on our financial statements.

SFAS 141R and SFAS 160 – In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (SFAS 141R), "Business Combinations," and No. 160 (SFAS 160), "Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51."  SFAS 141R requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed. Further, SFAS 141R also changes the accounting for acquired in-process research and development assets, contingent consideration, partial acquisitions and transaction costs.  Under SFAS 160, all entities are required to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements.  In addition, transactions between an entity and noncontrolling interests will be treated as equity transactions.  SFAS 141R and SFAS 160 will become effective for fiscal years beginning after December 15, 2008.  We will adopt these new accounting standards on January 1, 2009.  We are currently reviewing the impact of SFAS 141R and SFAS 160 on our financial statements and expect to complete this evaluation in 2008.

SFAS 161 – In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (SFAS 161), "Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133."  SFAS 161 expands disclosures for derivative instruments by requiring entities to disclose the fair value of derivative instruments and their gains or losses in tabular format.  SFAS 161 also requires disclosure of information about credit risk-related contingent features in derivative agreements, counterparty credit risk and strategies and objectives for using derivative instruments.  SFAS 161 will become effective for fiscal years beginning after November 15, 2008.  We will adopt this new accounting standard on January 1, 2009.

UNAUDITED

C.  Fair Value Measurements

We adopted SFAS 157, "Fair Value Measurements" as of January 1, 2008 (See Note B for additional information).  SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.  SFAS 157 also specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques.  Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions.  In accordance with SFAS 157, fair value measurements are classified under the following hierarchy:

•	Level 1 – Quoted prices for identical instruments in active markets.
•
Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets.

•	Level 3 – Model derived valuations in which one or more significant inputs or significant value-drivers are unobservable.

We make use of observable market based inputs to calculate fair value, in which case the measurements are classified within Level 2.  If quoted or observable market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based market parameters such as interest rates, yield curves, currency rates, etc.  These measurements are classified within Level 3.

Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation.  A measurement may therefore be classified within Level 3 even though there may be significant inputs that are readily observable.

SFAS 157 requires the probability of counterparty default to be incorporated in fair value measurements.  The impact of incorporating the probability of counterparty default in the fair value measurements resulted in a $6 million reduction to Other revenues in the Consolidated Statements of Profit for the three months ended March 31, 2008.

Determination of Fair Value

Derivative financial instruments
The fair value of interest rate swap derivatives is primarily based on third-party pricing service models.  These models use discounted cash flows that utilize the appropriate market-based forward swap curves and zero-coupon interest rates.

The fair value of foreign currency forward contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward rate.

Securitized retained interests
The fair value of securitized retained interests is based upon a valuation model that calculates the present value of future expected cash flows using key assumptions for credit losses, prepayment speeds and discount rates.  These assumptions are based on our historical experience, market trends and anticipated performance relative to the particular assets securitized.

Guarantees
The fair value of guarantees is based upon the premium we would require to issue the same guarantee in a stand-alone arm’s-length transaction with an unrelated party. If quoted or observable market prices are not available, fair value is based upon internally developed models that utilize current market-based assumptions.

UNAUDITED

Assets and liabilities measured at fair value included in our Consolidated Statements of Financial Position as of March 31, 2008 are summarized below:

	March 31, 2008
(Millions of dollars)	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Assets
Derivative financial instruments	$-	$41	$-	$41
Securitized retained interests	-	-	48	48
Total Assets	$-	$41	$48	$89
Liabilities
Guarantees	$-	$-	$8	$8
Total Liabilities	$-	$-	$8	$8

Below is a roll-forward of assets and liabilities measured at fair value using Level 3 inputs for the three months ended March 31, 2008.  These instruments were valued using pricing models that, in management’s judgment, reflect the assumptions a marketplace participant would use.

(Millions of dollars)	Securitized Retained Interests	Guarantees
Balance as of December 31, 2007	$49	$8
Total gains or losses (realized/unrealized)
Included in earnings	2	-
Included in other comprehensive income	(2)	-
Purchases, issuances and settlements	(1)	-
Balance as of March 31, 2008	$48	$8

The amount of total gains for the three months ended March 31, 2008 included in earnings attributable to the change in unrealized gains relating to assets still held at March 31, 2008 were $1 million on securitized retained interests.

Gains or losses included in earnings are reported in Other revenues.

D.	Segment Information

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

•
Diversified Services:  Included is our Marine Services Division, which primarily finances marine vessels with Caterpillar engines for all countries; and our offices in Latin America that serve local dealers and customers.

•
Asia-Pacific:  We have offices in Australia, New Zealand, China, Japan and Southeast Asia that serve local dealers and customers, as well as mining customers worldwide.  This segment also provides project financing in various countries.

•
Cat Power Finance:  This segment primarily provides debt financing for Caterpillar electrical power generation, gas compression and co-generation systems, as well as non-Caterpillar equipment that is powered by these systems, for all countries.

UNAUDITED

On January 1, 2008, $394 million of Inter-segment assets was reclassified to the Asia-Pacific segment from the Diversified Services segment.  In addition, assets in the amount of $119 million were transferred to the Asia-Pacific and Diversified Services segments from the North America segment.  These reclassifications were made in order to maintain alignment with management responsibility.  Prior year data has been reclassified to conform to the new structure.

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

Supplemental segment data for the three months ended March 31,

(Millions of dollars) 2008	North America	Europe	Diversified Services	Asia-Pacific	Cat Power Finance	Total
External revenue	$436	$129	$98	$94	$22	$779
Inter-segment revenue	25	-	-	-	-	25
Profit	53	20	23	20	8	124

2007	North America	Europe	Diversified Services	Asia-Pacific	Cat Power Finance	Total
External revenue	$442	$97	$74	$77	$23	$713
Inter-segment revenue	16	-	-	-	-	16
Profit	58	22	18	15	12	125

(Millions of dollars)	North America	Europe	Diversified Services	Asia-Pacific	Cat Power Finance	Total
Assets as of March 31, 2008	$19,057	$6,719	$4,336	$4,040	$901	$35,053

Assets as of December 31, 2007	$18,513	$6,273	$3,928	$3,607	$814	$33,135

UNAUDITED

Reconciliation of assets: (Millions of dollars)	March 31, 2008	December 31, 2007
Assets from segments	$35,053	$33,135
Less: Investment in subsidiaries	(1,011)	(1,011)
Less: Inter-segment balances	(3,309)	(2,695)
Total	$30,733	$29,429

E.      Derivative Instruments and Hedging Activities

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

 Other revenues included losses of $87 million and $6 million on the undesignated contracts for the three months ended March 31, 2008 and 2007, respectively.  The losses on undesignated contracts substantially offset the balance sheet remeasurement gains.

Interest Rate Risk
Interest rate movements create a degree of risk to our operations by affecting the amount of our interest payments and the value of our fixed-rate debt.  Our practice is to use interest rate swap agreements to manage our exposure to interest rate changes and, in some cases, to lower the cost of borrowed funds.

We have a match-funding policy that addresses interest rate risk by aligning the interest rate profile (fixed or floating rate) of our debt portfolio with the interest rate profile of our receivables portfolio within predetermined ranges on an ongoing basis.  In connection with that policy, we use interest rate derivative instruments to modify the debt structure to match assets within the receivables portfolio.  This match-funding reduces the volatility of margins between interest-bearing assets and interest-bearing liabilities, regardless of which direction interest rates move.  Our Policy allows us to use fixed-to-floating (fair value hedges), floating-to-fixed and floating-to-floating interest rate swaps (cash flow hedges) to meet our match-funding objective.  To support hedge accounting, we designate fixed-to-floating interest rate swaps as fair value hedges of the fair value of our fixed-rate debt at the inception of the swap contract.  We designate floating-to-fixed interest rate swaps as cash flow hedges of the variability of future cash flows at the inception of the swap contract.

Fair value hedges
We liquidated fixed-to-floating interest rate swaps during 2006, 2005 and 2004, which resulted in deferred net gains that are being amortized to earnings ratably over the remaining life of the hedged debt.  The unamortized balance of $5 million as of March 31, 2008 will be amortized into Interest expense ratably over the remaining life of the hedged debt.

UNAUDITED

Gains/(losses) on fixed-to-floating interest rate swaps and the hedged debt included in current earnings were as follows:

(Millions of dollars)	Three Months Ended March 31,
	2008	2007
Gain on designated interest rate derivatives—included in Other revenues	$126	$12
Loss on hedged debt—included in Other revenues	(126)	(12)

Cash flow hedges
As of March 31, 2008, $24 million of deferred net losses included in equity (Accumulated other comprehensive income), related to our floating-to-fixed interest rate swaps, is expected to be reclassified to Interest expense over the next twelve months.

F.	Guarantees

We have guaranteed to repurchase loans of certain Caterpillar dealers from third-party lenders in the event of default.  These guarantees arose in conjunction with our relationship with third-party dealers who sell Caterpillar equipment.  These guarantees generally have one-year terms and are secured, primarily by dealer assets.

We provide loan guarantees to third-party lenders for financing associated with machinery purchased by customers.  These guarantees have varying terms and are secured by the machinery.  In addition, we participate in standby letters of credit issued to third parties on behalf of our customers.  These standby letters of credit have varying terms and beneficiaries, and are secured by customer assets.

We have also provided a limited indemnity to a third-party bank, which was $29 million as of March 31, 2008, resulting from the assignment of certain leases to that bank.  The indemnity is for the possibility that the insurers of these leases would become insolvent.  The indemnity expires December 15, 2012, and is unsecured.

No loss has been experienced or is anticipated under any of these guarantees.  The recorded liability for these guarantees was $8 million at March 31, 2008 and $7 million at December 31, 2007.  The maximum potential amount of future payments (undiscounted and without reduction for any amount that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees and the limited indemnity are as follows:

(Millions of dollars)	March 31, 2007	December 31, 2007
Guarantees with Caterpillar dealers	$275	$250
Guarantees with Customers	109	46
Limited Indemnity	29	30
Total guarantees	$413	$326

G.	Contingencies

We are party to various litigation matters and claims, and while the results cannot be predicted with certainty, management believes the final outcome of such matters and claims will not have a material adverse effect on our consolidated financial position, profit or liquidity.

UNAUDITED

H.	Sales and Servicing of Finance Receivables

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

Securitized Retail Installment Sale Contracts and Finance Leases
We periodically sell certain finance receivables relating to our retail installment sale contracts and finance leases to special purpose entities (SPEs) as part of our asset-backed securitization program.  The SPEs, typically trusts, are considered to be qualifying special-purpose entities (QSPEs) and thus, in accordance with SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," are not consolidated.  The QSPEs issue debt to pay for the finance receivables they acquire from Cat Financial.  The primary source for repayment of the debt is the cash flows generated from the finance receivables owned by the QSPEs.  The assets of the QSPEs are legally isolated and are not available to pay the creditors of Cat Financial or any other affiliate of Cat Financial.  For bankruptcy analysis purposes, Cat Financial has sold the finance receivables to the QSPEs in a true sale and the QSPEs are separate legal entities.  The investors and the securitization trusts have no recourse to Cat Financial's other assets for failure of debtors to pay when due.

We retain interests in the retail finance receivables that are sold through our asset-backed securitization program.  Retained interests include subordinated certificates, an interest in future cash flows (excess) and a reserve account.  Our retained interests are generally subordinate to the investors’ interests and are included in Other assets in our Consolidated Statements of Financial Position.  We estimate fair value based on the present value of future expected cash flows using key assumptions for credit losses, pre-payment speeds and discount rates.  These assumptions are based on our historical experience, market trends and anticipated performance relative to the particular assets securitized.

The fair value of the retained interests in all securitizations of retail finance receivables outstanding totaled $48 and $49 million at March 31, 2008 and December 31, 2007, respectively.

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

As of March 31, 2008 and December 31, 2007, the outstanding principal balance of the wholesale receivables sold was $240 million.

UNAUDITED

The NACD Receivables not sold to the third-party commercial paper conduits as of March 31, 2008 and December 31, 2007 of $1.332 billion and $1.233 billion, respectively, are included in Wholesale notes receivable in our Consolidated Statements of Financial Position.  The discount on these NACD Receivables is amortized on an effective yield basis over the life of the NACD Receivables and recognized as Wholesale finance revenue.  Because the receivables are short-term in nature, the carrying amount approximates the fair value.

The cash collections from the NACD Receivables are first applied to satisfy any obligations of Cat Financial to the third-party commercial paper conduits.  The third-party commercial paper conduits have no recourse to our assets, other than the NACD Receivables held by Cat Financial.

In addition to the NACD Receivables, we purchase other trade receivables from Caterpillar entities at a discount. The discount is an estimate of the amount of financing revenue that would be earned at a market rate on these trade receivables over their expected life.  The discount is amortized into revenue on an effective yield basis over the life of the receivables and recognized as Wholesale finance revenue.  Amortized discounts for the NACD and other trade receivables were $77 million and $86 million for the three months ended March 31, 2008 and 2007, respectively.  In the Consolidated Statements of Cash Flows, collection of the discount is included in investing activities as the receivables are collected.

Other Managed Assets
We also sell individual leases and finance receivables to third parties with limited or no recourse to us in order to reduce our concentration of credit risk related to certain customers.  In accordance with SFAS 140, the transfers to the third parties are accounted for as sales.  We maintain servicing for these third-party assets, which totaled $444 million and $441 million as of March 31, 2008 and December 31, 2007, respectively.  Since we do not receive a servicing fee for these assets, a servicing liability is recorded.  As of March 31, 2008, this liability is not significant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW:  FIRST QUARTER 2008 VS. FIRST QUARTER 2007

The Company reported record first quarter revenues of $779 million, an increase of $66 million, or 9 percent, compared with the same quarter in 2007.  Profit after tax was $124 million, a $1 million, or 1 percent, decrease over the first quarter of 2007.

•
Of the increase in revenues, $78 million resulted from the impact of continued growth of finance receivables and operating leases (earning assets), and $2 million resulted from the impact of higher interest rates on new and existing finance receivables, offset by a net decrease in various other net revenue items of $14 million.

•
On a pre-tax basis, profit was $183 million, up $1 million, or one percent, compared with the first quarter of 2007.  The increase was principally due to an increase of $42 million in margin (wholesale, retail finance, operating lease and associated fee revenues less interest expense and depreciation on assets leased to others), offset by a $19 million increase in provision expense, a $14 million decrease in various other net revenue items and an $8 million increase in various other operating expenses.  The increase in margin principally resulted from the growth in average earning assets over 2007 of $2.96 billion.

•
New retail financing was a record $3.47 billion, an increase of $730 million, or 27 percent, from the first quarter of 2007.  The increase was the result of increased new retail financing primarily in our Asia-Pacific, Diversified Services and Europe operating segments.

•
Past dues over 30 days at March 31, 2008 were 2.81 percent compared to 2.06 percent at March 31, 2007.  Write-offs, net of recoveries, at March 31, 2008 were $20 million compared to $15 million at March 31, 2007.  Both of these increases were primarily due to the downturn in the U.S. housing industry.

UNAUDITED

REVIEW OF CONSOLIDATED STATEMENTS OF PROFIT

THREE MONTHS ENDED MARCH 31, 2008 VS. THREE MONTHS ENDED MARCH 31, 2007

REVENUES
Retail and wholesale revenue for the first quarter of 2008 was $514 million, an increase of $48 million from the same period last year.  The increase was principally due to an 11 percent increase in the average portfolio balance outstanding, partially offset by a one basis point decrease in the yield on average finance receivables.  The annualized average yield on these assets was 7.92 percent for the first quarter of 2008 compared to 7.93 percent for the first quarter of 2007.

Operating lease revenue for the first quarter of 2008 was $234 million, or $32 million higher than the same period of 2007 due to portfolio growth.

Other revenue for the first quarter of 2008 was $31 million, a decrease of $14 million from the same period in 2007 due to net decreases in various items.

Other revenue items were as follows:

(Millions of dollars)	Three Months Ended March 31,
	2008	2007
Currency exchange gain	$90	$13
Net loss on undesignated foreign exchange contracts (including forward points)	(87)	(6)
Finance receivable and operating lease fees (including late charges)	16	16
Net gain on returned or repossessed equipment	7	5
Gain on sales of receivables and securities	5	2
Income related to retained interests in securitized retail receivables	2	3
Service fee income on sold receivables	2	3
Partnership/dividend income	2	2
Miscellaneous other revenue, net	1	4
Net (loss) gain from interest rate derivatives	(7)	3
Total other revenue	$31	$45

EXPENSES
Interest expense for the first quarter of 2008 was $285 million, an increase of $15 million from the same period last year.  This increase was primarily due to the impact of a 10 percent increase in average borrowings to fund growth in finance receivables and operating leases, partially offset by a 28 basis point decrease in the average cost of borrowing to 4.63 percent for the first quarter 2008, down from 4.91 percent for the first quarter 2007.

Depreciation expense on equipment leased to others was $180 million, up $23 million over the first quarter of 2007 due to portfolio growth.

General, operating and administrative expenses were $89 million for the first quarter of 2008 compared to $85 million for the same period in 2007.  The increase resulted primarily from an increase in labor costs.  There were 1,636 full-time employees as of March 31, 2008, compared to 1,525 as of March 31, 2007.

UNAUDITED

The provision for credit losses was $37 million for the first quarter of 2008, up $19 million from the first quarter of 2007 primarily due to portfolio growth and the downturn in the U.S. housing industry.  The allowance for credit losses at March 31, 2008 was 1.41 percent of finance receivables (excluding Notes receivable from Caterpillar), net of unearned income, compared to 1.39 percent at March 31, 2007.  This increase was primarily due to the downturn in the U.S. housing industry.

The effective tax rate for the first quarter of 2008 of 32.2 percent increased from 31.3 percent for first quarter of 2007.  The increase from 2007 is primarily due to the geographic mix of profits.

PROFIT
As a result of the performance discussed above, Cat Financial had profit of $124 million for the first quarter of 2008, down $1 million, or 1 percent, from the first quarter of 2007.

REVIEW OF CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

            ASSETS
Total assets were $30.73 billion as of March 31, 2008, an increase of $1.30 billion over December 31, 2007, principally due to an increase of $1.0 billion in the retail finance receivables portfolio.

During the three months ended March 31, 2008, we financed new retail business of $3.474 billion, an increase of $730 million, or 27 percent, from the first quarter of 2007.  This increase was related to increased new retail financing primarily in our Asia-Pacific, Diversified Services and Europe operating segments.

            TOTAL OFF-BALANCE SHEET MANAGED ASSETS
We manage and service receivables and leases that have been transferred through securitization or sale.  These transactions provide a source of liquidity and allow us to mitigate the concentration of credit risk with certain customers.  These receivables/leases are not available to pay our creditors.

Off-balance sheet managed assets were as follows:

(Millions of dollars)	March 31,	December 31,
	2008	2007
Securitized Retail Installment Sale Contracts and Finance Leases
Installment sale contracts securitized	$938	$1,105
Finance leases securitized	45	54
Less: retained interests (included in Other assets)	(48)	(49)
Off-balance sheet securitized retail receivables	935	1,110

Sales of Interests in Wholesale Receivables
Wholesale receivables	240	240

Other Managed Assets
Retail finance leases	173	155
Retail installment sale contracts	110	122
Operating leases	127	128
Retail notes receivable	34	36
Other managed receivables/leases	444	441

Total off-balance sheet managed assets	$1,619	$1,791

UNAUDITED

            ALLOWANCE FOR CREDIT LOSSES
The following table shows activity related to the Allowance for credit losses:

(Millions of dollars)	Three Months Ended March 31,
	2008	2007
Balance at beginning of the period	$353	$319
Provision for credit losses	37	18
Receivables written off	(24)	(19)
Recoveries on receivables previously written off	4	4
Foreign currency translation adjustment	4	1
Balance at end of the period	$374	$323

Bad debt write-offs, net of recoveries, were $20 million for the first quarter of 2008 compared with $15 million for the first quarter of 2007.  See Critical Accounting Policies – Allowance for Credit Losses for more information on the allowance for credit losses.

TOTAL PAST DUE FINANCE AND RENTS RECEIVABLES
Finance receivables (excluding Notes receivable from Caterpillar) plus rents receivable for operating leases (included in Other assets) that were past due over 30 days were 2.81 percent of the aggregate total of these receivables as of March 31, 2008, compared to 2.06 percent as of March 31, 2007.  The increase is primarily due to the downturn in the U.S. housing industry.

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

Recent global credit market conditions have not had a significant impact on our access to liquidity but have resulted in market-wide increased credit spreads on new term debt issuance.  Our recent term debt issuance has met with strong investor demand, and our commercial paper market access has remained favorable overall, with consistent demand and attractive pricing for our issuance in the United States.  Internationally, our commercial paper demand and overall pricing levels have been acceptable.

BORROWINGS
Borrowings consist primarily of medium-term notes, commercial paper, variable denomination floating rate demand notes and bank borrowings, the combination of which is used to manage interest rate risk and funding requirements.  We also utilize additional funding sources including securitizations of retail installment contracts and finance leases, and wholesale receivable commercial paper conduits.

UNAUDITED

Total borrowings outstanding as of March 31, 2008 were $25.687 billion, an increase of $1.051 billion over December 31, 2007, due to financing a higher amount of assets.  Outstanding borrowings were as follows:

(Millions of dollars)	March 31, 2008	December 31, 2007
Medium-term notes, net of unamortized discount	$18,284	$17,322
Commercial paper, net of unamortized discount	5,105	4,935
Variable denomination floating rate demand notes	677	699
Bank borrowings – short-term	668	550
Bank borrowings – long-term	633	615
Deposit obligation	232	232
Notes payable to Caterpillar	88	275
Loans from a company-owned partnership	-	8
Total outstanding borrowings	$25,687	$24,636

Medium-term notes
We regularly issue medium-term unsecured notes through securities dealers or underwriters in the U.S., Canada, Europe, Australia and Japan to both retail and institutional investors.  These notes are offered in several currencies and with a variety of maturities.  These notes are senior obligations of the Company.

Commercial paper
We issue unsecured commercial paper in the U.S., Europe and other international capital markets.  These short-term promissory notes are issued on a discounted basis and are payable at maturity.  The balance of outstanding commercial paper, net of unamortized discount, was $5.105 billion as of March 31, 2008.

Revolving credit facilities
We have three global credit facilities with a syndicate of banks totaling $6.55 billion available in the aggregate to both Caterpillar and Cat Financial to support commercial paper programs.  Based on management’s allocation decision, which can be revised at anytime, the portion of the credit facilities allocated to Cat Financial was $5.55 billion at March 31, 2008.  A five-year facility of $1.62 billion expires in September 2012, and a five-year facility of $2.98 billion expires in September 2011.  A 364-day facility of $1.95 billion expires in September 2008, and contains a provision that allows Caterpillar Inc. or Cat Financial to obtain a one-year loan for up to the full amount of that facility in September 2008, that would mature in September 2009.  Each of these facilities includes one or more sub-facilities that allow one or more specified subsidiaries of Cat Financial to borrow in certain non-U.S. dollar currencies.  At March 31, 2008 and December 31, 2007, there were no borrowings under these lines, and we were in compliance with all debt covenants.

Our Australian subsidiary has an A$50 million (USD equivalent $46 million) credit facility with one bank to support its commercial paper program.

Variable denomination floating rate demand notes
We also obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction.  We do not hold reserves to fund the payment of the demand notes.  The notes are offered on a continuous basis by prospectus only.

Bank borrowings
Credit lines with banks total $2.244 billion and will be eligible for renewal at various future dates or have no specified expiration date.  They are used by our subsidiaries for local funding requirements and are generally guaranteed by Cat Financial.  As of March 31, 2008, we had $1.297 billion outstanding against these credit lines compared to $1.17 billion as of December 31, 2007.

UNAUDITED

Deposit obligation
A deposit obligation of $232 million has a corresponding security deposit, which is included in Other assets in the   Consolidated Statements of Financial Position as of March 31, 2008, and December 31, 2007.  This deposit obligation and corresponding security deposit relates to a financing arrangement, which provides us a return.  This arrangement requires that we commit to a certain long-term obligation and provide a security deposit, which will fulfill this obligation when it becomes due.

Variable amount lending agreements with Caterpillar
Under these agreements, we may borrow up to $1.9 billion from Caterpillar, and Caterpillar may borrow up to $1.2 billion from us.  The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice.  We had notes payable of $88 million and notes receivable of $76 million outstanding as of March 31, 2008, compared to notes payable of $275 million and notes receivable of $74 million as of December 31, 2007.

OFF-BALANCE SHEET ARRANGEMENTS
We lease all of our facilities.  In addition, we have guarantees with third parties of $413 million as of March 31, 2008.

CASH FLOWS
Operating cash flow was $286 million in the first quarter 2008, compared with $191 million for the same period a year ago.  Net cash used for investing activities was $883 million for the first quarter of 2008, compared to a source of cash of $439 million for the same period in 2007.  The increased use of cash was primarily due to the  growth in trade receivables purchased from Caterpillar in 2008, compared with reductions in trade receivables purchased from Caterpillar in 2007.  The reduction in 2007 was the result of Caterpillar's initiative to reduce trade receivables and inventory.  Net cash provided by financing activities was $637 million for the first quarter of 2008, compared to a use of cash of $559 million for the first quarter of 2007, primarily due to increased funding requirements related to portfolio growth.

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

UNAUDITED

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

SAFE HARBOR STATEMENT UNDER THE SECURITIES LITIGATION REFORM ACT OF 1995

            Certain statements contained in this Quarterly Report on Form 10-Q are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could significantly impact results.  The words "believes," "expects," "estimates," "anticipates," "will be," "should" and similar words or expressions identify forward-looking statements made on behalf of Cat Financial.  Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there are risks and uncertainties that may cause actual results to differ materially from expectations.  These risks and uncertainties include, but are not limited to, factors that affect international businesses, as well as matters specific to us and the markets we serve, including changes in economic conditions; currency exchange or interest rates and market liquidity; political stability; market acceptance of the company's products and services; the creditworthiness of customers; residual values of leased equipment and significant changes in the competitive environment; changes in law, regulations and tax rates; and other general economic, business and financing conditions and factors described in more detail in our Form 10-K filed with the Securities and Exchange Commission on February 22, 2008.  We do not undertake to update our forward-looking statements.

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

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

UNAUDITED

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are involved in unresolved legal actions that arise in the normal course of business.  The majority of these unresolved actions involve claims to recover collateral, claims pursuant to customer bankruptcies and the pursuit of deficiency amounts.  Although it is not possible to predict with certainty the outcome of our unresolved legal actions or the range of probable loss, we believe that these unresolved legal actions will neither individually nor in the aggregate have a material adverse effect on our consolidated financial position, liquidity or profit.

ITEM 1A.  RISK FACTORS

See Part I. Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007 for a discussion of the risks and uncertainties that may affect our business.  There has been no material change in this information.

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

10.2
Credit Agreement, dated as of September 21, 2006, among the Company, Caterpillar, Caterpillar International Finance plc, Caterpillar Finance Corporation, certain other financial institutions named therein and Citibank International plc, The Bank of Tokyo-Mitsubishi UFJ, Ltd., ABN AMRO Bank N.V., Bank of America, N.A., J.P. Morgan Securities, Inc., Société Générale and Citigroup Global Markets Inc. (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated September 27, 2006, Commission File No. 0-11241).

10.3
Japan Local Currency Addendum to the Five Year Credit Agreement dated September 21, 2006, among the Company, Caterpillar, Caterpillar Finance Corporation, the Japan Local Currency Banks named therein, Citibank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K, dated September 27, 2006, Commission File No. 0-13295).

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

10.6
Japan Local Currency Addendum to the Five Year Credit Agreement dated September 20, 2007, among the Company, Caterpillar, Caterpillar Finance Corporation, the Japan Local Currency Banks named therein, Citibank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K, dated September 20, 2007, Commission File No. 0-13295).

12
Statement Setting Forth Computation of Ratio of Profit to Fixed Charges of Caterpillar Financial Services Corporation and subsidiaries.  The ratios were 1.63 and 1.66 for the three months ended March 31, 2008 and 2007, respectively.

31.1
Certification of Kent M. Adams, President, Director and Chief Executive Officer of Caterpillar Financial Services Corporation, of Caterpillar Financial Services Corporation, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

                                                                    Caterpillar Financial Services Corporation
                                                                   (Registrant)

Date: May 2, 2008	By: /s/ Steven R. Elsesser
Steven R. Elsesser, Controller

Date: May 2, 2008	By: /s/ Kent M. Adams
Kent M. Adams, President, Director, and Chief Executive Officer