Form 10-Q
period 2008-06-30
CATERPILLAR FINANCIAL SERVICES CORP
filed 2008-08-01
CIK 764764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of July 31, 2008, one share of common stock of the Registrant was outstanding, which is owned by Caterpillar Inc.

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

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF PROFIT
(Unaudited)
(Dollars in Millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Wholesale finance	$93	$112	$196	$223
Retail finance	409	380	820	735
Operating lease	233	212	467	414
Other	50	43	81	88
Total revenues	785	747	1,564	1,460

Expenses:
Interest	278	279	563	549
Depreciation on equipment leased to others	181	164	361	321
General, operating and administrative	104	93	193	178
Provision for credit losses	41	20	78	38
Other	5	4	10	5
Total expenses	609	560	1,205	1,091

Profit before income taxes	176	187	359	369

Provision for income taxes	46	64	105	121
Profit	$130	$123	$254	$248

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in Millions, except share data)

	June 30,	December 31,
	2008	2007
Assets:
Cash and cash equivalents	$218	$185
Finance receivables
Retail notes receivable	6,965	5,887
Wholesale notes receivable	3,869	3,570
Notes receivable from Caterpillar	510	74
Finance leases and installment sale contracts – Retail	18,119	17,287
Finance leases and installment sale contracts – Wholesale	706	649
	30,169	27,467
Less: Unearned income	(1,956)	(2,022)
Less: Allowance for credit losses	(391)	(353)
Total net finance receivables	27,822	25,092

Equipment on operating leases,
less accumulated depreciation	3,082	2,989
Deferred income taxes	60	69
Other assets	1,231	1,094
Total assets	$32,413	$29,429

Liabilities and stockholder’s equity:
Payable to dealers and others	$385	$310
Payable to Caterpillar – other	46	33
Accrued expenses	386	263
Income taxes payable	76	81
Payable to Caterpillar – borrowings	60	275
Short-term borrowings	6,358	6,184
Current maturities of long-term debt	6,847	4,947
Long-term debt	13,788	13,230
Deferred income taxes and other liabilities	455	435
Total liabilities	28,401	25,758

Commitments and contingent liabilities (Note F)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid-in amount)	745	745
Retained earnings	2,672	2,418
Accumulated other comprehensive income	595	508
Total stockholder's equity	4,012	3,671

Total liabilities and stockholder’s equity	$32,413	$29,429

 See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Unaudited)
(Dollars in Millions)

	Six Months Ended
	June 30,
	2008		2007

Common stock – one share (at paid-in amount):
Balance at beginning of period	$745		$745
Balance at end of period	745		745

Retained earnings:
Balance at beginning of period	2,418		2,177
Adjustment to adopt FIN 48	-		(3)
Profit	254	$254	248	$248
Balance at end of period	2,672		2,422

Accumulated other comprehensive income:
Foreign currency translation adjustment, (net of tax)
Balance at beginning of period, net of tax of: 2008 - $ -; 2007 - $ -	517		295
Aggregate adjustment for the period, net of tax of : 2008 - $3; 2007 - $ -	85	85	82	82
Balance at end of period, net of tax of: 2008 - $3; 2007 - $ -	602		377
Interest rate derivative instruments, (net of tax)
Balance at beginning of period, net of tax of: 2008 - $8; 2007 - $9	(11)		16
Net gains deferred during the period, net of tax of: 2008 - $5; 2007 - $7	14	14	13	13
Net gains reclassed to earnings during the period, net of tax of: 2008 - $3; 2007 - $3	(9)	(9)	(5)	(5)
Balance at end of period, net of tax of: 2008 - $6; 2007 - $13	(6)		24
Retained interests, (net of tax)
Balance at beginning of period, net of tax of: 2008 - $1; 2007 - $3	2		5
Change in value of retained interests, net of tax of: 2008 - $1; 2007 - $1	(3)	(3)	(1)	(1)
Balance at end of period, net of tax of: 2008 - $ -; 2007 - $2	(1)		4
Total accumulated other comprehensive income	595		405

Comprehensive income		$341		$337

Total stockholder’s equity at end of period	$4,012		$3,572

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Profit	$254	$248
Adjustments for non-cash items:
Depreciation and amortization	376	337
Amortization of receivables purchase discount	(145)	(170)
Provision for credit losses	78	38
Gain on sales of receivables and securities	(20)	(5)
Other, net	(51)	(26)
Changes in assets and liabilities:
Receivables from others	(68)	(60)
Other receivables/payables with Caterpillar	55	12
Payable to dealers and others	64	(23)
Accrued expenses and other liabilities, net	40	(6)
Income taxes payable	(8)	(1)
Other assets, net	-	4
Net cash provided by operating activities	575	348

Cash flows from investing activities:
Expenditures for equipment on operating leases and for non-leased equipment	(718)	(634)
Proceeds from disposals of equipment	431	376
Additions to finance receivables	(19,164)	(17,369)
Collections of finance receivables	15,846	16,846
Proceeds from sales of receivables	1,471	777
Net change in Notes receivable from Caterpillar	(435)	(24)
Other, net	(77)	34
Net cash (used in) provided by investing activities	(2,646)	6

Cash flows from financing activities:
Payable to Caterpillar – borrowings and other	(220)	(35)
Proceeds from debt issued (original maturities greater than three months)	9,048	5,216
Payments on debt issued (original maturities greater than three months)	(6,395)	(5,403)
Short-term borrowings, net (original maturities three months or less)	(331)	(181)
Other	-	5
Net cash provided by (used in) financing activities	2,102	(398)

Effect of exchange rate changes on cash	2	4

Increase (decrease) in cash and cash equivalents	33	(40)

Cash and cash equivalents at beginning of year	185	136

Cash and cash equivalents at end of period	$218	$96

  See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Notes to Consolidated Financial Statements
(Unaudited)

A.	Basis of Presentation

In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated profit for the three months and six months ended June 30, 2008 and 2007, (b) the consolidated financial position as of June 30, 2008 and December 31, 2007, (c) the consolidated changes in stockholder's equity for the six months ended June 30, 2008 and 2007 and (d) the consolidated cash flows for the six months ended June 30, 2008 and 2007.  The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC, requires management to make estimates and assumptions that affect the reported amounts.  The most significant estimates are the allowance for credit losses and residual values for leased assets.  Actual results may differ from these estimates.  Certain amounts for prior periods have been reclassified to conform to the current period presentation.

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

UNAUDITED

FSP 157-2 – In February 2008, the FASB issued FASB Staff Position on Statement 157 "Effective Date of FASB Statement No. 157" (FSP 157-2).  FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed on a recurring basis, to fiscal years beginning after November 15, 2008.  We do not have significant nonfinancial assets and liabilities that could be impacted by this deferral.  The adoption of FSP 157-2 is not expected to have a significant impact on our financial statements.

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

SFAS 161 – In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (SFAS 161), "Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133." SFAS 161 expands disclosures for derivative instruments by requiring entities to disclose the fair value of derivative instruments and their gains or losses in tabular format.  SFAS 161 also requires disclosure of information about credit risk-related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments.  SFAS 161 will become effective for fiscal years beginning after November 15, 2008.  We will adopt this new accounting standard on January 1, 2009.  We do not expect the adoption to have a material impact on our financial statements.

UNAUDITED

SFAS 162 – In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (SFAS 162), "The Hierarchy of Generally Accepted Accounting Principles."  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP.  SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles."  This statement is not expected to result in a change in our current practice.

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

•	Level 3 – Model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable.

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

SFAS 157 requires the probability of counterparty default to be incorporated in fair value measurements.  The impact of incorporating the probability of counterparty default in the fair value measurements resulted in an increase to Other revenues in the Consolidated Statements of Profit of $7 million and $1 million for the three and six months ended June 30, 2008, respectively.

Determination of Fair Value

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

UNAUDITED

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

Guarantees
The fair value of guarantees is based upon the premium we would require to issue the same guarantee in a stand-alone arm’s-length transaction with an unrelated party.  If quoted or observable market prices are not available, fair value is based upon internally-developed models that utilize current market-based assumptions.

Assets and liabilities measured at fair value included in our Consolidated Statements of Financial Position as of June 30, 2008 are summarized below:

	June 30, 2008
(Millions of dollars)	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Assets
Securitized retained interests	$-	$-	$84	$84
Total Assets	$-	$-	$84	$84
Liabilities
Derivative financial instruments	$-	$79	$-	$79
Guarantees	-	-	9	9
Total Liabilities	$-	$79	$9	$88

Below is a roll-forward of assets and liabilities measured at fair value using Level 3 inputs for the six months ended June 30, 2008.  These instruments were valued using pricing models that, in management’s judgment, reflect the assumptions a marketplace participant would use.

(Millions of dollars)	Securitized Retained Interests	Guarantees
Balance as of December 31, 2007	$49	$7
Total gains or losses (realized/unrealized)
Included in earnings	(2)	-
Included in other comprehensive income	(4)	-
Purchases, issuances and settlements	41	2
Balance as of June 30, 2008	$84	$9

The amount of total net losses for the six months ended June 30, 2008 included in earnings attributable to the change in unrealized gains and losses relating to assets still held at June 30, 2008 was $1 million on securitized retained interests.

Gains or losses included in earnings are reported in Other revenues.

UNAUDITED

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

UNAUDITED

Supplemental segment data for the three months ended June 30,

(Millions of dollars) 2008	North America	Europe	Diversified Services	Asia-Pacific	Cat Power Finance	Total
External revenue	$422	$139	$94	$114	$16	$785
Inter-segment revenue	21	-	-	-	-	21
Profit	50	30	24	23	3	130

2007	North America	Europe	Diversified Services	Asia-Pacific	Cat Power Finance	Total
External revenue	$448	$104	$87	$85	$23	$747
Inter-segment revenue	17	-	-	-	-	17
Profit	66	15	19	14	9	123

Supplemental segment data for the six months ended June 30,
(Millions of dollars) 2008	North America	Europe	Diversified Services	Asia-Pacific	Cat Power Finance	Total
External revenue	$858	$268	$192	$208	$38	$1,564
Inter-segment revenue	46	-	-	-	-	46
Profit	103	50	47	43	11	254

2007	North America	Europe	Diversified Services	Asia-Pacific	Cat Power Finance	Total
External revenue	$890	$201	$161	$162	$46	$1,460
Inter-segment revenue	33	-	-	-	-	33
Profit	124	37	38	28	21	248

(Millions of dollars)	North America	Europe	Diversified Services	Asia-Pacific	Cat Power Finance	Total
Assets as of June 30, 2008	$19,502	$7,077	$4,663	$4,564	$926	$36,732

Assets as of December 31, 2007	$18,513	$6,273	$3,928	$3,607	$814	$33,135

Reconciliation of assets: (Millions of dollars)	June 30, 2008	December 31, 2007
Assets from segments	$36,732	$33,135
Less: Investment in subsidiaries	(1,011)	(1,011)
Less: Inter-segment balances	(3,308)	(2,695)
Total	$32,413	$29,429

UNAUDITED

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

 Other revenues included losses of $19 million and $4 million on the undesignated contracts for the three months ended June 30, 2008 and 2007, respectively, and losses of $106 million and $10 million for the six months ended June 30, 2008 and 2007, respectively.  The losses on undesignated contracts are designed to offset the balance sheet remeasurement gains.

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

Fair value hedges
We liquidated fixed-to-floating interest rate swaps during 2006, 2005 and 2004, which resulted in deferred net gains that are being amortized to earnings ratably over the remaining life of the hedged debt.  The unamortized balance of $4 million as of June 30, 2008 will be amortized into Interest expense ratably over the remaining life of the hedged debt.

UNAUDITED

    (Losses)/gains on fixed-to-floating interest rate swaps and the hedged debt included in current earnings were as follows:

(Millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Loss on designated interest rate derivatives – included in Other revenues	$(194)	$(43)	$(68)	$(31)
Gain on hedged debt – included in Other revenues	$192	$43	$66	$31
Amortization of the net gain on liquidated swaps – included in Interest expense	$1	$1	$1	$1

Cash flow hedges
As of June 30, 2008, $9 million of deferred net losses included in equity (Accumulated other comprehensive income), related to our floating-to-fixed interest rate swaps, is expected to be reclassified to Interest expense over the next twelve months.

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

We have also provided a limited indemnity to a third-party bank, which was $28 million as of June 30, 2008, resulting from the assignment of certain leases to that bank.  The indemnity is for the possibility that the insurers of these leases would become insolvent.  The indemnity expires December 15, 2012, and is unsecured.

No loss has been experienced or is anticipated under any of these guarantees.  The recorded liability for these guarantees was $9 million at June 30, 2008 and $7 million at December 31, 2007.  The maximum potential amount of future payments (undiscounted and without reduction for any amount that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees and the limited indemnity are as follows:

(Millions of dollars)	June 30, 2008	December 31, 2007
Guarantees with Caterpillar dealers	$277	$250
Guarantees with Customers	159	46
Limited Indemnity	28	30
Total guarantees	$464	$326

UNAUDITED

G.	Contingencies

We are party to various litigation matters and claims, and while the results cannot be predicted with certainty, management believes that the final outcome of such matters and claims will not have a material adverse effect on our consolidated financial position, profit or liquidity.

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

During the second quarter of 2008, the credit loss assumptions used to determine the fair value of our retained interests in the 2006 and 2007 securitization transactions were revised to reflect an increase in expected credit losses due to the continued softening of the U.S. housing industry.  This resulted in a $7 million impairment charge to the retained interest, which was recorded in Other revenues.

During the second quarter of 2008, we sold certain finance receivables relating to our retail installment sale contracts and finance leases to a special purpose entity (SPE) as part of our asset-backed securitization program.  Net cash proceeds received were $600 million and a net gain of $12 million was recorded in Other revenues at the time of sale and was based on the estimated fair value of the assets sold and retained and liabilities incurred, net of transaction costs. Retained interests include subordinated certificates with an initial fair value of $27 million, an interest in future cash flows (excess) with an initial fair value of $8 million and a reserve account with an initial fair value of $9 million.  Significant assumptions used to estimate the fair value of the retained interests include a 7.2 percent discount rate, a weighted-average prepayment rate of 14.5 percent and expected credit losses of 1.55 percent.

The fair value of the retained interests in all securitizations of retail finance receivables outstanding totaled $84 million and $49 million at June 30, 2008 and December 31, 2007, respectively.

UNAUDITED

We retain servicing responsibilities for the retail finance receivables that are sold through our asset-backed securitization program and receive a fee of approximately one percent of the remaining value of the finance receivables.  We generally do not record a servicing asset or liability since the servicing fee is considered fair market compensation.

Sale of Interests in Wholesale Receivables
We purchase North American Caterpillar Dealer trade receivables ("NACD Receivables") at a discount.  The discount is an estimate of the amount of financing revenue that would be earned at a market rate on the NACD Receivables over their expected life.  Cat Financial has sold interests in the NACD Receivables to third-party commercial paper conduits.  In accordance with SFAS 140, the transfers to the conduits are accounted for as sales.  The gain, included in Other revenues, is principally the difference between the unearned discount on the NACD Receivables sold to the third-party commercial paper conduits less related costs incurred over their remaining term.  Expected credit losses are assumed to be zero because dealer receivables have historically had no losses and none are expected in the future.  We receive an annual servicing fee of approximately 0.5 percent of the average outstanding principal balance of the interests in the NACD Receivables sold to the third-party commercial paper conduits.  We generally do not record a servicing asset or liability since the servicing fee is considered fair market compensation.

As of June 30, 2008 and December 31, 2007, the outstanding principal balance of the wholesale receivables sold was $240 million.

The NACD Receivables not sold to the third-party commercial paper conduits as of June 30, 2008 and December 31, 2007 of $1.497 billion and $1.233 billion, respectively, are included in Wholesale notes receivable in our Consolidated Statements of Financial Position.  The discount on these NACD Receivables is amortized on an effective yield basis over the life of the NACD Receivables and recognized as Wholesale finance revenue.  Because the receivables are short-term in nature, the carrying amount approximates the fair value.

The cash collections from the NACD Receivables are first applied to satisfy any obligations of Cat Financial to the third-party commercial paper conduits.  The third-party commercial paper conduits have no recourse to our assets, other than the NACD Receivables held by Cat Financial.

In addition to the NACD Receivables, we purchase other trade receivables from Caterpillar entities at a discount. The discount is an estimate of the amount of financing revenue that would be earned at a market rate on these trade receivables over their expected life.  The discount is amortized into revenue on an effective yield basis over the life of the receivables and recognized as Wholesale finance revenue.  Amortized discounts for the NACD and other trade receivables were $68 million and $84 million for the three months ended June 30, 2008 and 2007, respectively and $145 million and $170 million for the six months ended June 30, 2008 and 2007, respectively.  In the Consolidated Statements of Cash Flows, collection of the discount is included in investing activities as the receivables are collected.

Other Managed Assets
We also sell individual leases and finance receivables to third parties with limited or no recourse to us in order to reduce our concentration of credit risk related to certain customers.  In accordance with SFAS 140, the transfers to the third parties are accounted for as sales.  We maintain servicing for these third-party assets, which totaled $455 million and $441 million as of June 30, 2008 and December 31, 2007, respectively.  Since we do not receive a servicing fee for these assets, a servicing liability is recorded.  As of June 30, 2008, this liability is not significant.

I.  Income Taxes

The effective tax rate of 26 percent for the three months ended June 30, 2008 decreased from 34 percent for the three months ended June 30, 2007.  The effective tax rate of 30 percent for the six months ended June 30, 2008 decreased from 33 percent for the six months ended June 30, 2007.  The decrease in the effective tax rates for both periods was primarily attributable to favorable changes in the geographic mix of pre-tax profits.

UNAUDITED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW:  SECOND QUARTER 2008 VS. SECOND QUARTER 2007

We reported record second-quarter revenues of $785 million, an increase of $38 million, or 5 percent, compared with the second quarter of 2007.  Second-quarter profit after tax was $130 million, a $7 million, or 6 percent, increase over the second quarter of 2007.

•
Of the increase in revenues, $101 million resulted from the impact of continued growth of earning assets (finance receivables and operating leases at constant interest rates) and $7 million resulted from a net increase in various other net revenue items, including $12 million related to gains on the sales of receivables.  These increases were offset by a $70 million decrease from the impact of lower interest rates on new and existing finance receivables.

•
On a pre-tax basis, profit was $176 million, down $11 million, or 6 percent, compared with the second quarter of 2007.  The decrease was principally due to a higher provision for credit losses of $21 million and an $11 million increase in general, operating and administrative expense, offset by an increase of $15 million in margin (wholesale, retail finance, operating lease and associated fee revenues less interest expense and depreciation on assets leased to others) and a $7 million net increase in various other net revenue items, including $12 million related to gains on the sales of receivables.  The increase in margin principally resulted from the growth in average earning assets over 2007 of $3.72 billion.

•
Provision for income taxes decreased $18 million, or 28 percent, compared with the second quarter of 2007.  The decrease was primarily attributable to favorable changes in the geographic mix of pre-tax profits.

•
New retail financing was a record $4.60 billion, an increase of $944 million, or 26 percent, from the second quarter of 2007.  The increase was the result of increased new retail financing primarily in our Asia-Pacific, Diversified Services and Europe operating segments.

•
Past dues over 30 days at June 30, 2008 were 3.35 percent compared to 2.09 percent at June 30, 2007.  Write-offs, net of recoveries, were $19 million for the second quarter of 2008 compared to $12 million for the second quarter of 2007.  Both of these increases were primarily due to the continued softening of the U.S. housing industry.

UNAUDITED

REVIEW OF CONSOLIDATED STATEMENTS OF PROFIT

THREE MONTHS ENDED JUNE 30, 2008 VS. THREE MONTHS ENDED JUNE 30, 2007

   REVENUES
Retail and wholesale revenue for the second quarter of 2008 was $502 million, an increase of $10 million from the same period last year.  The increase was principally due to a 15 percent increase in the average portfolio balance outstanding, partially offset by an 87 basis point decrease in the yield on average finance receivables.  The annualized average yield on these assets was 7.35 percent for the second quarter of 2008 compared to 8.22 percent for the second quarter of 2007.

Operating lease revenue for the second quarter of 2008 was $233 million, or $21 million higher than the same period of 2007 due to portfolio growth.

Other revenue for the second quarter of 2008 was $50 million, an increase of $7 million from the same period in 2007, including $12 million related to gains on the sales of receivables.

Other revenue items were as follows:

(Millions of dollars)	Three Months Ended June 30,
	2008	2007
Currency exchange gain	$24	$9
Net loss on undesignated foreign exchange contracts (including forward points)	(19)	(4)
Finance receivable and operating lease fees (including late charges)	17	18
Gain on sales of receivables	15	3
Net gain on returned or repossessed equipment	5	10
Service fee income on sold receivables	5	3
Net gain/(loss) from interest rate derivatives	4	(2)
Miscellaneous other revenue, net	2	2
Partnership/dividend income	1	1
(Loss)/income related to retained interests in securitized retail receivables	(4)	3
Total other revenue	$50	$43

EXPENSES
Interest expense for the second quarter of 2008 was $278 million, a decrease of $1 million from the same period last year.  This decrease was primarily due to a 51 basis point decrease in the average cost of borrowing to 4.32 percent for the second quarter 2008, down from 4.83 percent for the second quarter 2007, partially offset by the impact of a 13 percent increase in average borrowings to fund growth in finance receivables and operating leases.

Depreciation expense on equipment leased to others was $181 million, up $17 million over the second quarter of 2007 due to portfolio growth.

General, operating and administrative expenses were $104 million for the second quarter of 2008 compared to $93 million for the same period in 2007.  The increase resulted primarily from an increase in labor costs.  There were 1,679 full-time employees as of June 30, 2008, compared to 1,537 as of June 30, 2007.

The provision for credit losses was $41 million for the second quarter of 2008, up $21 million from the second quarter of 2007 primarily due to portfolio growth and the continued softening of the U.S. housing industry.  The allowance for credit losses at June 30, 2008 was 1.41 percent of finance receivables (excluding Notes receivable from Caterpillar), net of unearned income, compared to 1.39 percent at June 30, 2007.  This increase was primarily due to the continued softening of the U.S. housing industry.

UNAUDITED

The effective tax rate for the second quarter of 2008 of 26 percent decreased from 34 percent for the second quarter of 2007.  The decrease from 2007 is primarily attributable to favorable changes in the geographic mix of pre-tax profits.

PROFIT
As a result of the performance discussed above, Cat Financial had profit of $130 million for the second quarter of 2008, up $7 million, or 6 percent, from the second quarter of 2007.

SIX MONTHS ENDED JUNE 30, 2008 VS. SIX MONTHS ENDED JUNE 30, 2007

REVENUES
Finance revenue (wholesale, retail and notes receivable from Caterpillar) for the first six months of 2008 was $1.016 billion, an increase of $58 million from the same period last year.  The increase was principally due to a 12 percent increase in the average portfolio balance outstanding, partially offset by a 44 basis point decrease in the yield on average finance receivables.  Yield was positively impacted from an increase in earned discounts on certain NACD purchased wholesale receivables due primarily to increased prepayments on current receivables.  Prepayment activities for the first six months of 2008 increased wholesale revenues $33 million, or 25 basis points, partially offset by a decrease in prepayment and past due collection activities on certain non-NACD purchased wholesale receivables of $10 million, or 8 basis points, respectively.  The annualized average yield was 7.63 percent for the first six months of 2008 compared to 8.07 percent for the first six months of 2007.

Operating lease revenue for the first six months of 2008 was $467 million, or $53 million higher than the same period of 2007 due to portfolio growth.

Other revenue for the first six months of 2008 was $81 million, a decrease of $7 million from the same period in 2007, due to net decreases in various items:

(Millions of dollars)	Six Months Ended June 30,
	2008	2007
Currency exchange gain	$114	$22
Net loss on undesignated foreign exchange contracts (including forward points)	(106)	(10)
Finance receivable and operating lease fees (including late charges)	33	33
Gain on sales of receivables and securities	20	5
Net gain on returned or repossessed equipment	12	15
Service fee income on sold receivables	7	6
Miscellaneous other revenue, net	3	7
Partnership/dividend income	3	3
(Loss)/income related to retained interests in securitized retail receivables	(2)	6
Net (loss)/gain from interest rate derivatives	(3)	1
Total other revenue	$81	$88

EXPENSES
Interest expense for the first six months of 2008 was $563 million, an increase of $14 million from the same period last year.  This increase was primarily due to the impact of a 12 percent increase in average borrowings to fund growth in finance receivables and operating leases, partially offset by the decrease in the average cost of borrowing of 40 basis points to 4.47 percent for the first six months of 2008 from 4.87 percent for the first six months of 2007.

UNAUDITED

Depreciation expense on equipment leased to others was $361 million, up $40 million over the first six months of 2007 due to portfolio growth.

General, operating and administrative expenses were $193 million for the first six months of 2008 compared to $178 million for the same period in 2007.  The increase resulted primarily from an increase in labor costs.

The provision for credit losses was $78 million for the first six months of 2008, up $40 million from the first six months of 2007 primarily due to portfolio growth and the continued softening of the U.S. housing industry.  The allowance for credit losses at June 30, 2008 was 1.41 percent of finance receivables (excluding Notes receivable from Caterpillar), net of unearned income, compared to 1.39 percent at June 30, 2007.  This increase was primarily due to the continued softening of the U.S. housing industry.

The effective tax rate for the first six months of 2008 of 30 percent decreased from 33 percent for the first six months of 2007.  The decrease from 2007 is primarily attributable to favorable changes in the geographic mix of pre-tax profits.

PROFIT
As a result of the performance discussed above, Cat Financial had profit of $254 million for the first six months of 2008, up $6 million or 2 percent from the first six months of 2007.

REVIEW OF CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

ASSETS
Total assets were $32.41 billion as of June 30, 2008, an increase of $2.98 billion over December 31, 2007, principally due to an increase of $1.91 billion in the retail finance receivables portfolio.

During the six months ended June 30, 2008, we financed new retail business of $8.071 billion, an increase of $1.674 billion, or 26 percent, from the same period in 2007.  This increase was related to increased new retail financing primarily in our Asia-Pacific, Diversified Services and Europe operating segments.

UNAUDITED

TOTAL OFF-BALANCE SHEET MANAGED ASSETS
We manage and service receivables and leases that have been transferred through securitization or sale.  These transactions provide a source of liquidity and allow us to mitigate the concentration of credit risk with certain customers.  These receivables/leases are not available to pay our creditors.

Off-balance sheet managed assets were as follows:

(Millions of dollars)	June 30,	December 31,
	2008	2007
Securitized Retail Installment Sale Contracts and Finance Leases
Installment sale contracts securitized	$1,307	$1,105
Finance leases securitized	56	54
Less: retained interests (included in Other assets)	(84)	(49)
Off-balance sheet securitized retail receivables	1,279	1,110

Sales of Interests in Wholesale Receivables
Wholesale receivables	240	240

Other Managed Assets
Retail finance leases	177	155
Retail installment sale contracts	120	122
Operating leases	122	128
Retail notes receivable	36	36
Other managed receivables/leases	455	441

Total off-balance sheet managed assets	$1,974	$1,791

ALLOWANCE FOR CREDIT LOSSES
The following table shows activity related to the Allowance for credit losses:

(Millions of dollars)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Balance at beginning of the period	$374	$323	$353	$319
Provision for credit losses	41	20	78	38
Receivables written off	(24)	(20)	(48)	(39)
Recoveries on receivables previously written off	5	8	9	12
Adjustment due to securitization of receivables	(7)	-	(7)	-
Foreign currency translation adjustment	2	4	6	5
Balance at end of the period	$391	$335	$391	$335

Bad debt write-offs, net of recoveries, were $19 million for the second quarter of 2008 compared with $12 million for the second quarter of 2007.  Bad debt write-offs, net of recoveries, were $39 million for the six months ended 2008 compared with $27 million for the six months ended 2007.  See Critical Accounting Policies – Allowance for Credit Losses for more information on the allowance for credit losses.

UNAUDITED

TOTAL PAST DUE FINANCE AND RENTS RECEIVABLES
Finance receivables (excluding Notes receivable from Caterpillar) plus rents receivable for operating leases (included in Other assets) that were past due over 30 days were 3.35 percent of the aggregate total of these receivables as of June 30, 2008, compared to 2.09 percent as of June 30, 2007.  The increase is primarily due to the continued softening of the U.S. housing industry.

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

Recent global credit market conditions have not had a significant impact on our access to liquidity but have resulted in market-wide increased credit spreads on new term debt issuance.  Our term debt issuance has continued to attract strong investor demand.  Our commercial paper market access has remained favorable overall, with consistent demand and attractive pricing for our issuance in the United States.  Internationally, our commercial paper demand and overall pricing levels have been acceptable.

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

Total borrowings outstanding as of June 30, 2008 were $27.053 billion, an increase of $2.417 billion over December 31, 2007, due to financing a higher amount of assets.  Outstanding borrowings were as follows:

(Millions of dollars)	June 30, 2008	December 31, 2007
Medium-term notes, net of unamortized discount	$19,670	$17,322
Commercial paper, net of unamortized discount	4,846	4,935
Bank borrowings – short-term	865	550
Bank borrowings – long-term	733	615
Variable denomination floating rate demand notes	647	699
Deposit obligation	232	232
Notes payable to Caterpillar	60	275
Loans from a company-owned partnership	-	8
Total outstanding borrowings	$27,053	$24,636

Medium-term notes
We regularly issue medium-term unsecured notes through securities dealers or underwriters in the U.S., Canada, Europe, Australia and Japan to both retail and institutional investors.  These notes are offered in several currencies and with a variety of maturities.  These notes are senior obligations of the Company.

Commercial paper
We issue unsecured commercial paper in the U.S., Europe and other international capital markets.  These short-term promissory notes are issued on a discounted basis and are payable at maturity.  The balance of outstanding commercial paper, net of unamortized discount, was $4.846 billion as of June 30, 2008.

UNAUDITED

Revolving credit facilities
We have three global credit facilities with a syndicate of banks totaling $6.55 billion available in the aggregate to both Caterpillar and Cat Financial to support commercial paper programs.  Based on management’s allocation decision, which can be revised at anytime, the portion of the credit facilities allocated to Cat Financial was $5.55 billion at June 30, 2008.  A five-year facility of $1.62 billion expires in September 2012, and a five-year facility of $2.98 billion expires in September 2011.  A 364-day facility of $1.95 billion expires in September 2008, which is expected to be renewed, and contains a provision that allows Caterpillar Inc. or Cat Financial to obtain a one-year loan for up to the full amount of that facility in September 2008.  Each of these facilities includes one or more sub-facilities that allow one or more specified subsidiaries of Cat Financial to borrow in certain non-U.S. dollar currencies.  At June 30, 2008 and December 31, 2007, there were no borrowings under these lines, and we were in compliance with all debt covenants.

Our Australian subsidiary has an A$50 million (USD equivalent $48 million) credit facility with one bank to support its commercial paper program.

Bank borrowings
Credit lines with banks total $2.625 billion and will be eligible for renewal at various future dates or have no specified expiration date.  They are used by our subsidiaries for local funding requirements and are generally guaranteed by Cat Financial.  As of June 30, 2008, we had $1.546 billion outstanding against these credit lines compared to $1.170 billion as of December 31, 2007.

Variable denomination floating rate demand notes
We also obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction.  We do not hold reserves to fund the payment of the demand notes.  The notes are offered on a continuous basis by prospectus only.

Deposit obligation
A deposit obligation of $232 million has a corresponding security deposit, which is included in Other assets in the   Consolidated Statements of Financial Position as of June 30, 2008, and December 31, 2007.  This deposit obligation and corresponding security deposit relates to a financing arrangement, which provides us a return.  This arrangement requires that we commit to a certain long-term obligation and provide a security deposit, which will fulfill this obligation when it becomes due.

Variable amount lending agreements with Caterpillar
Under these agreements, we may borrow up to $2.4 billion from Caterpillar, and Caterpillar may borrow up to $1.2 billion from us.  The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice.  We had notes payable of $60 million and notes receivable of $510 million outstanding as of June 30, 2008, compared to notes payable of $275 million and notes receivable of $74 million as of December 31, 2007.

OFF-BALANCE SHEET ARRANGEMENTS
We lease all of our facilities.  In addition, we have guarantees with third parties of $464 million as of June 30, 2008.

CASH FLOWS
Operating cash flow was $575 million for the first six months June 30, 2008, compared with $348 million for the same period a year ago.  Net cash used for investing activities was $2.646 billion for the six months ended June 30, 2008, compared to a source of cash of $6 million for the same period in 2007.  The increased use of cash was primarily due to the growth in finance receivables and trade receivables purchased from Caterpillar in 2008, compared with reductions in trade receivables purchased from Caterpillar in 2007.  The reduction in 2007 was the result of Caterpillar's initiative to reduce trade receivables and inventory.  Net cash provided by financing activities was $2.102 billion for the six months ended June 30, 2008, compared to a use of cash of $398 million for the six months ended June 30, 2007, primarily due to increased funding requirements related to portfolio growth.

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

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the six months ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

12
Statement Setting Forth Computation of Ratio of Profit to Fixed Charges of Caterpillar Financial Services Corporation and subsidiaries.  The ratios were 1.63 and 1.66 for the six months ended June 30, 2008 and 2007, respectively.

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

Caterpillar Financial Services Corporation
(Registrant)

Date: August 1, 2008	By: /s/ Steven R. Elsesser
Steven R. Elsesser, Controller

Date: August 1, 2008	By: /s/ Kent M. Adams
Kent M. Adams, President, Director, and Chief Executive Officer