Form 10-Q
period 2008-09-30
CATERPILLAR FINANCIAL SERVICES CORP
filed 2008-10-31
CIK 764764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of October 30, 2008, one share of common stock of the Registrant was outstanding, which is owned by Caterpillar Inc.

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

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF PROFIT
(Unaudited)
(Dollars in Millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Retail finance	$422	$400	$1,242	$1,135
Operating lease	237	221	704	635
Wholesale finance	73	97	269	320
Other	42	40	123	128
Total revenues	774	758	2,338	2,218

Expenses:
Interest	292	289	855	838
Depreciation on equipment leased to others	186	172	547	493
General, operating and administrative	101	85	294	263
Provision for credit losses	34	21	112	59
Other	5	4	15	9
Total expenses	618	571	1,823	1,662

Profit before income taxes	156	187	515	556

Provision for income taxes	38	54	143	175
Profit	$118	$133	$372	$381

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

         Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in Millions, except share data)

	September 30,	December 31,
	2008	2007
Assets:
Cash and cash equivalents	$1,017	$185
Finance receivables
Retail notes receivable	7,379	5,887
Wholesale notes receivable	3,550	3,570
Notes receivable from Caterpillar	85	74
Finance leases and installment sale contracts – Retail	17,967	17,287
Finance leases and installment sale contracts – Wholesale	674	649
	29,655	27,467
Less: Unearned income	(1,911)	(2,022)
Less: Allowance for credit losses	(390)	(353)
Total net finance receivables	27,354	25,092

Equipment on operating leases,
less accumulated depreciation	3,012	2,989
Deferred income taxes	44	69
Other assets	1,308	1,094
Total assets	$32,735	$29,429

Liabilities and stockholder’s equity:
Payable to dealers and others	$319	$310
Payable to Caterpillar – other	51	33
Accrued expenses	302	263
Income taxes payable	24	81
Payable to Caterpillar – borrowings	34	275
Short-term borrowings	6,489	6,184
Current maturities of long-term debt	5,840	4,947
Long-term debt	15,302	13,230
Deferred income taxes and other liabilities	584	435
Total liabilities	28,945	25,758

Commitments and contingent liabilities (Notes F and G)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid-in amount)	745	745
Retained earnings	2,790	2,418
Accumulated other comprehensive income	255	508
Total stockholder's equity	3,790	3,671

Total liabilities and stockholder’s equity	$32,735	$29,429

 See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Unaudited)
(Dollars in Millions)

	Nine Months Ended
	September 30,
	2008		2007

Common stock – one share (at paid-in amount):
Balance at beginning of period	$745		$745
Balance at end of period	745		745

Retained earnings:
Balance at beginning of period	2,418		2,177
Adjustment to adopt FIN 48	-		(3)
Profit	372	$372	381	$381
Balance at end of period	2,790		2,555

Accumulated other comprehensive income:
Foreign currency translation adjustment
Balance at beginning of period, net of tax of: 2008 - $ -; 2007 - $ -	517		295
Aggregate adjustment for the period, net of tax of: 2008 - $107; 2007 - $ -	(243)	(243)	174	174
Balance at end of period, net of tax of: 2008 - $107; 2007 - $ -	274		469
Interest rate derivative instruments
Balance at beginning of period, net of tax of: 2008 - $8; 2007 - $9	(11)		16
Net losses deferred during the period, net of tax of: 2008 - $1; 2007 - $2	(12)	(12)	(3)	(3)
Net losses (gains) reclassed to earnings during the period, net of tax of: 2008 - $1; 2007 - $5	10	10	(10)	(10)
Balance at end of period, net of tax of: 2008 - $8; 2007 - $2	(13)		3
Retained interests
Balance at beginning of period, net of tax of: 2008 - $1; 2007 - $3	2		5
Change in value of retained interests, net of tax of: 2008 - $4; 2007 - $2	(8)	(8)	(2)	(2)
Balance at end of period, net of tax of: 2008 - $3; 2007 - $1	(6)		3
Total accumulated other comprehensive income	255		475

Comprehensive income		$119		$540

Total stockholder’s equity at end of period	$3,790		$3,775

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Profit	$372	$381
Adjustments for non-cash items:
Depreciation and amortization	570	516
Amortization of receivables purchase discount	(193)	(242)
Provision for credit losses	112	59
Gain on sales of receivables and securities	(21)	(14)
Other, net	(85)	(49)
Changes in assets and liabilities:
Receivables from others	(85)	(34)
Other receivables/payables with Caterpillar	63	(26)
Payable to dealers and others	6	47
Accrued expenses and other liabilities, net	121	51
Income taxes payable	(56)	(5)
Other assets, net	(7)	4
Net cash provided by operating activities	797	688

Cash flows from investing activities:
Expenditures for equipment on operating leases and for non-leased equipment	(1,115)	(990)
Proceeds from disposals of equipment	727	556
Additions to finance receivables	(29,272)	(26,452)
Collections of finance receivables	24,430	25,020
Proceeds from sales of receivables	1,861	1,888
Net change in Notes receivable from Caterpillar	(10)	1
Other, net	(29)	26
Net cash (used in) provided by investing activities	(3,408)	49

Cash flows from financing activities:
Payable to Caterpillar – borrowings and other	(239)	(13)
Proceeds from debt issued (original maturities greater than three months)	13,971	7,381
Payments on debt issued (original maturities greater than three months)	(10,713)	(7,751)
Short-term borrowings, net (original maturities three months or less)	427	(290)
Other	-	5
Net cash provided by (used in) financing activities	3,446	(668)

Effect of exchange rate changes on cash	(3)	7

Increase in cash and cash equivalents	832	76

Cash and cash equivalents at beginning of year	185	136

Cash and cash equivalents at end of period	$1,017	$212

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Notes to Consolidated Financial Statements
(Unaudited)

A.	Basis of Presentation

In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated profit for the three months and nine months ended September 30, 2008 and 2007, (b) the consolidated financial position as of September 30, 2008 and December 31, 2007, (c) the consolidated changes in stockholder's equity for the nine months ended September 30, 2008 and 2007 and (d) the consolidated cash flows for the nine months ended September 30, 2008 and 2007.  The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC, requires management to make estimates and assumptions that affect the reported amounts.  The most significant estimates are the allowance for credit losses and residual values for leased assets.  Actual results may differ from these estimates.  Certain amounts for prior periods have been reclassified to conform to the current period presentation.

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

FIN 48 – In July 2006, the Financial Accounting Standards Board (FASB) issued FIN 48 "Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109" to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies that a tax position must be more likely than not of being sustained before being recognized in the financial statements.  As required, we adopted the provisions of FIN 48 as of January 1, 2007.  The following table summarizes the effect of the initial adoption of FIN 48.

Initial adoption of FIN 48	January 1, 2007 Prior to FIN 48 Adjustment	FIN 48 Adjustment	January 1, 2007 Post FIN 48 Adjustment
(Millions of dollars)
Income taxes payable	$98	$15	$113
Deferred income taxes and other liabilities	379	(12)	367
Retained earnings	2,177	(3)	2,174

UNAUDITED

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

SFAS 159 – In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of SFAS No. 115.”  SFAS 159 creates a fair value option under which an entity may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities on a contract by contract basis, with changes in fair values recognized in earnings as these changes occur.  We adopted this new accounting standard on January 1, 2008.  We have not elected to measure any financial assets or financial liabilities at fair value which were not previously required to be measured at fair value.  Therefore, the adoption of SFAS 159 did not have a material impact on our financial statements.

SFAS 141R & SFAS 160 – In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (SFAS 141R), “Business  Combinations,” and No. 160 (SFAS 160), “Noncontrolling Interests in  Consolidated Financial Statements – an amendment of ARB No. 51.”  SFAS 141R requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed.  Further, SFAS 141R also changes the accounting for acquired in-process research and development assets, contingent consideration, partial acquisitions and transaction costs.  Under SFAS 160, all entities are required to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements.  In addition, transactions between an entity and noncontrolling interests will be treated as equity transactions.  SFAS 141R and SFAS 160 will become effective for fiscal years beginning after December 15, 2008.  We will adopt these new accounting standards on January 1, 2009.  We do not expect the adoption to have a material impact on our financial statements.

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

SFAS 162 – In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (SFAS 162), "The Hierarchy of Generally Accepted Accounting Principles."  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP.  SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles."  This statement is not expected to result in a change in our current practices.

C.	Fair Value Measurements

We adopted SFAS 157, "Fair Value Measurements" as of January 1, 2008.  See Note B for additional information.  SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.  SFAS 157 also specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques.  Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally-developed market assumptions.  In accordance with SFAS 157, fair value measurements are classified under the following hierarchy:

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

We make use of observable market based inputs to calculate fair value, in which case the measurements are classified within Level 2.  If quoted or observable market prices are not available, fair value is based upon internally-developed models that use, where possible, current market-based market parameters such as interest rates, yield curves and currency rates.  These measurements are classified within Level 3.

Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation.  A measurement may therefore be classified within Level 3 even though there may be significant inputs that are readily observable.

SFAS 157 requires the probability of counterparty default to be incorporated in fair value measurements.  The impact of incorporating the probability of counterparty default in the fair value measurements resulted in a decrease to Other revenues in the Consolidated Statements of Profit of $3 million and $2 million for the three and nine months ended September 30, 2008, respectively.

UNAUDITED

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

Securitized retained interests
The fair value of securitized retained interests is based upon a valuation model that calculates the present value of future expected cash flows using key assumptions for credit losses, prepayment rates and discount rates.  These assumptions are based on our historical experience, market trends and anticipated performance relative to the particular assets securitized.

Guarantees
The fair value of guarantees is based upon the premium we would require to issue the same guarantee in a stand-alone arm’s-length transaction with an unrelated party.  If quoted or observable market prices are not available, fair value is based upon internally-developed models that utilize current market-based assumptions.

Assets and liabilities measured at fair value included in our Consolidated Statements of Financial Position as of September 30, 2008 are summarized below:

	September 30, 2008
(Millions of dollars)	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Assets
Derivative financial instruments	$-	$82	$-	$82
Securitized retained interests	-	-	68	68
Total Assets	$-	$82	$68	$150
Liabilities
Guarantees	$-	$-	$9	$9
Total Liabilities	$-	$-	$9	$9

Below is a roll-forward of assets and liabilities measured at fair value using Level 3 inputs for the nine months ended September 30, 2008.  These instruments were valued using pricing models that, in management’s judgment, reflect the assumptions a marketplace participant would use.

(Millions of dollars)	Securitized Retained Interests	Guarantees
Balance as of December 31, 2007	$49	$7
Total gains or losses (realized/unrealized)
Included in earnings	(7)	-
Included in other comprehensive income	(12)	-
Purchases, issuances and settlements	38	2
Balance as of September 30, 2008	$68	$9

UNAUDITED

The amount of total net losses for the nine months ended September 30, 2008 included in earnings attributable to the change in unrealized gains and losses relating to assets still held at September 30, 2008 was $6 million on securitized retained interests.

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

UNAUDITED

Supplemental segment data for the three months ended September 30,

(Millions of dollars) 2008	North America	Europe	Diversified Services	Asia-Pacific	Cat Power Finance	Total
External revenue	$385	$145	$101	$127	$16	$774
Inter-segment revenue	24	-	-	-	-	24
Profit	42	32	22	21	1	118

2007	North America	Europe	Diversified Services	Asia-Pacific	Cat Power Finance	Total
External revenue	$456	$116	$88	$80	$18	$758
Inter-segment revenue	24	-	-	-	-	24
Profit	60	33	20	15	5	133

Supplemental segment data for the nine months ended September 30,
(Millions of dollars) 2008	North America	Europe	Diversified Services	Asia-Pacific	Cat Power Finance	Total
External revenue	$1,243	$413	$293	$335	$54	$2,338
Inter-segment revenue	70	-	-	-	-	70
Profit	145	82	69	64	12	372

2007	North America	Europe	Diversified Services	Asia-Pacific	Cat Power Finance	Total
External revenue	$1,346	$317	$250	$242	$63	$2,218
Inter-segment revenue	57	-	-	-	-	57
Profit	183	70	58	43	27	381

(Millions of dollars)	North America	Europe	Diversified Services	Asia-Pacific	Cat Power Finance	Total
Assets as of September 30, 2008	$20,486	$6,287	$4,918	$4,909	$1,095	$37,695

Assets as of December 31, 2007	$18,513	$6,273	$3,928	$3,607	$814	$33,135

Reconciliation of assets: (Millions of dollars)	September 30, 2008	December 31, 2007
Assets from segments	$37,695	$33,135
Less: Investment in subsidiaries	(1,016)	(1,011)
Less: Inter-segment balances	(3,944)	(2,695)
Total	$32,735	$29,429

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

 Other revenues included gains of $151 million and losses of $42 million on the undesignated contracts for the three months ended September 30, 2008 and 2007, respectively, and gains of $45 million and losses of $52 million for the nine months ended September 30, 2008 and 2007, respectively.  The gains and losses on undesignated contracts are designed to offset the balance sheet remeasurement gains or losses.

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

Fair value hedges
We liquidated fixed-to-floating interest rate swaps during 2006, 2005 and 2004, which resulted in deferred net gains.  These gains ($4 million as of September 30, 2008) are being amortized to Interest expense ratably over  the remaining life of the hedged debt.

UNAUDITED

Gains/(losses) on fixed-to-floating interest rate swaps and the hedged debt included in current earnings were as follows:

(Millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Gain/(loss) on designated interest rate derivatives – included in Other revenues	$66	$62	$(2)	$31
Gain/(loss) on hedged debt – included in Other revenues	$(55)	$(64)	$11	$(33)
Amortization of the net gain on liquidated swaps – included in Interest expense	$-	$1	$1	$2

Cash flow hedges
As of September 30, 2008, $12 million of deferred net losses included in equity (Accumulated other comprehensive income), related to our floating-to-fixed interest rate swaps, is expected to be reclassified to Interest expense over the next twelve months.

F.	Guarantees

We have guaranteed to repurchase loans of certain Caterpillar dealers from third-party lenders in the event of default.  These guarantees arose in conjunction with our relationship with third-party dealers who sell Caterpillar equipment.  These guarantees generally have one-year terms and are both secured and unsecured.

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

We have also provided a limited indemnity to a third-party bank, which was $27 million as of September 30, 2008, resulting from the assignment of certain leases to that bank.  The indemnity is for the possibility that the insurers of these leases would become insolvent.  The indemnity expires December 15, 2012, and is unsecured.

No loss has been experienced or is anticipated under any of these guarantees.  The recorded liability for these guarantees was $9 million at September 30, 2008 and $7 million at December 31, 2007, respectively.  The maximum potential amount of future payments (undiscounted and without reduction for any amount that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees and the limited indemnity are as follows:

(Millions of dollars)	September 30, 2008	December 31, 2007
Guarantees with Caterpillar dealers	$491	$250
Guarantees with Customers	122	46
Limited Indemnity	27	30
Total guarantees	$640	$326

UNAUDITED

G.	Contingencies

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

Securitized Retail Installment Sale Contracts and Finance Leases
We periodically sell certain finance receivables relating to our retail installment sale contracts and finance leases to special purpose entities (SPEs) as part of our asset-backed securitization program.  The SPEs, typically trusts, are considered to be qualifying special-purpose entities (QSPEs) and thus, in accordance with SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," (SFAS 140) are not consolidated.  The QSPEs issue debt to pay for the finance receivables they acquire from Cat Financial.  The primary source for repayment of the debt is the cash flows generated from the finance receivables owned by the QSPEs.  The assets of the QSPEs are legally isolated and are not available to pay the creditors of Cat Financial or any other affiliate of Cat Financial.  For bankruptcy analysis purposes, Cat Financial has sold the finance receivables to the QSPEs in a true sale and the QSPEs are separate legal entities.  The investors and the securitization trusts have no recourse to Cat Financial's other assets for failure of debtors to pay when due.

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

During the second quarter of 2008, we sold certain finance receivables relating to our retail installment sale contracts and finance leases to a SPE as part of our asset-backed securitization program.  Net cash proceeds received were $600 million and a net gain of $12 million was recorded in Other revenues at the time of sale and was based on the estimated fair value of the assets sold and retained and liabilities incurred, net of transaction costs.  Retained interests include subordinated certificates with an initial fair value of $27 million, an interest in future cash flows (excess) with an initial fair value of $8 million and a reserve account with an initial fair value of $9 million.  Significant assumptions used to estimate the fair value of the retained interests include a 7.2 percent discount rate, a weighted-average prepayment rate of 14.5 percent and expected credit losses of 1.55 percent.

We also sold certain finance receivables as part of our asset-backed securitization program in the third quarter of 2007.  Net cash proceeds received were $650 million and a net gain of $4 million was recorded in Other revenues at the time of sale and was based on the estimated fair value of the assets sold and retained and liabilities incurred, net of transaction costs.  Retained interests include an interest in future cash flows (excess) with an initial fair value of $2 million and a reserve account with an initial fair value of $9 million.  Significant assumptions used to estimate the fair value of the retained interests include an 8.4 percent discount rate, a weighted-average prepayment rate of 14 percent and expected credit losses of 1.48 percent.

UNAUDITED

During 2008, the assumptions used to determine the fair value of our retained interests in the 2006, 2007 and 2008 securitization transactions were revised.  The most significant revision was an increase in the credit loss assumption due to the continued softening of the U.S. housing industry.  This resulted in a $6 million and $13 million impairment charge to the retained interests for the three and nine months ended September 30, 2008, respectively.  The impairment charges were recorded in Other revenues.

During the third quarter of 2008, we deposited $19 million into a supplemental reserve account for the 2007 securitization transaction to maintain the credit ratings assigned to the transaction, as loss experiences have been higher than anticipated primarily due to the softening of the U.S. housing industry.  This resulted in an increase in our retained interests.

The fair value of the retained interests in all securitizations of retail finance receivables outstanding totaled $68 million and $49 million at September 30, 2008 and December 31, 2007, respectively.

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

As of September 30, 2008 and December 31, 2007, the outstanding principal balance of the wholesale receivables sold was $240 million.

The NACD Receivables not sold to the third-party commercial paper conduits as of September 30, 2008 and December 31, 2007 of $1.428 billion and $1.233 billion, respectively, are included in Wholesale notes receivable in our Consolidated Statements of Financial Position.  The discount on these NACD Receivables is amortized on an effective yield basis over the life of the NACD Receivables and recognized as Wholesale finance revenue.  Because the receivables are short-term in nature, the carrying amount approximates the fair value.

The cash collections from the NACD Receivables are first applied to satisfy any obligations of Cat Financial to the third-party commercial paper conduits.  The third-party commercial paper conduits have no recourse to our assets, other than the NACD Receivables held by Cat Financial.

In addition to the NACD Receivables, we purchase other trade receivables from Caterpillar entities at a discount. The discount is an estimate of the amount of financing revenue that would be earned at a market rate on these trade receivables over their expected life.  The discount is amortized into revenue on an effective yield basis over the life of the receivables and recognized as Wholesale finance revenue.  Amortized discounts for the NACD and other trade receivables were $48 million and $72 million for the three months ended September 30, 2008 and 2007, respectively, and $193 million and $242 million for the nine months ended September 30, 2008 and 2007, respectively.  In the

UNAUDITED

Consolidated Statements of Cash Flows, collection of the discount is included in investing activities as the receivables are collected.

Other Managed Assets
We also sell individual leases and finance receivables to third parties with limited or no recourse to us in order to reduce our concentration of credit risk related to certain customers.  In accordance with SFAS 140, the transfers to the third parties are accounted for as sales.  We maintain servicing for these third-party assets, which totaled $449 million and $441 million as of September 30, 2008 and December 31, 2007, respectively.  Since we do not receive a servicing fee for these assets, a servicing liability is recorded.  As of September 30, 2008, this liability is not significant.

I.	Income Taxes

The effective tax rate of 24 percent for the three months ended September 30, 2008 decreased from 29 percent for the three months ended September 30, 2007.  The effective tax rate of 28 percent for the nine months ended September 30, 2008 decreased from 31 percent for the nine months ended September 30, 2007.  The decrease in the effective tax rates for both periods was primarily attributable to favorable changes in the geographic mix of pre-tax profits, partially offset by the absence of net tax benefits related to changes in tax laws of certain non-U.S. jurisdictions that occurred in 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW:  THIRD QUARTER 2008 VS. THIRD QUARTER 2007

We reported third-quarter revenues of $774 million, an increase of $16 million, or 2 percent, compared with the third quarter of 2007.  Third-quarter profit after tax was $118 million, a $15 million, or 11 percent, decrease over the third quarter of 2007.

•
Of the increase in revenues, $106 million resulted from the impact of continued growth of earning assets (finance receivables and operating leases at constant interest rates).  This increase was partially offset by an $87 million decrease from the impact of lower interest rates on new and existing finance receivables and a $3 million net decrease in various other net revenue items.

•
On a pre-tax basis, profit was $156 million, down $31 million, or 17 percent, compared with the third quarter of 2007.  The decrease was principally due to a $38 million impact from decreased net yield on average earning assets, a $16 million increase in general, operating and administrative expense, a higher provision expense of $13 million and a $4 million net decrease in various other net items, partially offset by a $40 million favorable impact from higher average earning assets.

•
Provision for income taxes decreased $16 million, or 30 percent, compared with the third quarter of 2007.  The decrease was primarily attributable to lower pre-tax profits and favorable changes in the geographic mix of pre-tax profits, partially offset by the absence of net tax benefits related to changes in tax laws of certain non-U.S. jurisdictions that occurred in 2007.

•
New retail financing was $4.38 billion, an increase of $803 million, or 22 percent, from the third quarter of 2007.  The increase was primarily attributable to our Asia-Pacific and Diversified Services operating segments.

UNAUDITED

•
Past dues over 30 days at September 30, 2008 were 3.64 percent compared to 2.52 percent at September 30, 2007.  This increase began with the downturn in the U.S. housing market but has recently spread to Europe as global credit challenges continue.  Write-offs net of recoveries were $22 million for the third quarter of 2008 compared to $15 million for the third quarter of 2007.  This increase is primarily attributable to North America.

•
Cat Financial's allowance for credit losses totaled $390 million at the end of the third quarter of 2008.  The third quarter 2008 allowance for credit losses is 1.41 percent of net finance receivables compared with 1.39 percent in the third quarter of 2007.

REVIEW OF CONSOLIDATED STATEMENTS OF PROFIT

THREE MONTHS ENDED SEPTEMBER 30, 2008 VS. THREE MONTHS ENDED SEPTEMBER 30, 2007

REVENUES
Retail and wholesale revenue for the third quarter of 2008 was $495 million, a decrease of $2 million from the same period last year.  The decrease was principally due to a 110 basis point decrease in the yield on average finance receivables, partially offset by a 15 percent increase in the average portfolio balance outstanding.  The annualized average yield on these assets was 7.06 percent for the third quarter of 2008 compared to 8.16 percent for the third quarter of 2007.

Operating lease revenue for the third quarter of 2008 was $237 million, or $16 million higher than the same period of 2007 due to portfolio growth.

Other revenue for the third quarter of 2008 was $42 million, an increase of $2 million from the same period in 2007, due to net increases in various items:

(Millions of dollars)	Three Months Ended September 30,
	2008	2007
Net gain/(loss) on undesignated foreign exchange contracts (including forward points)	$151	$(42)
Currency exchange gain/(loss)	(136)	44
Finance receivable and operating lease fees (including late charges)	19	14
Miscellaneous other revenue, net	4	2
Service fee income on sold receivables	3	3
Net gain on returned or repossessed equipment	3	4
Net gain from interest rate derivatives	2	2
Gain on sales of receivables	1	9
Partnership/dividend income	-	2
Income/(loss) related to retained interests in securitized retail receivables	(5)	2
Total other revenue	$42	$40

UNAUDITED

EXPENSES
Interest expense for the third quarter of 2008 was $292 million, an increase of $3 million from the same period last year.  This increase was primarily due to the impact of a 14 percent increase in average borrowings to fund growth in finance receivables and operating leases, partially offset by a 55 basis point decrease in the average cost of borrowing from 4.93 percent for the third quarter 2007 to 4.38 percent for the third quarter 2008.

Depreciation expense on equipment leased to others was $186 million, up $14 million over the third quarter of 2007 due to portfolio growth.

General, operating and administrative expenses were $101 million for the third quarter of 2008 compared to $85 million for the same period in 2007.  The increase resulted primarily from an increase in labor costs and other operating expenses.  There were 1,699 full-time employees as of September 30, 2008, compared to 1,551 as of September 30, 2007.

The provision for credit losses was $34 million for the third quarter of 2008, up $13 million from the third quarter of 2007 primarily due to economic conditions in North America and retail finance receivable portfolio growth.  The allowance for credit losses at September 30, 2008 was 1.41 percent of finance receivables (excluding Notes receivable from Caterpillar), net of unearned income, compared to 1.39 percent at September 30, 2007.

The effective tax rate for the third quarter of 2008 of 24 percent decreased from 29 percent for the third quarter of 2007.  The decrease from 2007 is primarily attributable to favorable changes in the geographic mix of pre-tax profits, partially offset by the absence of net tax benefits related to changes in tax laws of certain non-U.S. jurisdictions that occurred in 2007.

PROFIT
As a result of the performance discussed above, Cat Financial had profit of $118 million for the third quarter of 2008, down $15 million, or 11 percent, from the third quarter of 2007.

NINE MONTHS ENDED SEPTEMBER 30, 2008 VS. NINE MONTHS ENDED SEPTEMBER 30, 2007

REVENUES
Retail and wholesale revenue for the first nine months of 2008 was $1.511 billion, an increase of $56 million from the same period last year.  The increase was principally due to a 13 percent increase in the average portfolio balance outstanding, partially offset by a 65 basis point decrease in the yield on average finance receivables.  Yield was positively impacted from an increase in earned discounts on certain NACD purchased wholesale receivables due primarily to increased prepayments on current receivables.  Prepayment activities for the first nine months of 2008 increased wholesale revenues $24 million, or increased yield 11 basis points, partially offset by a decrease in prepayment and past due collection activities on certain non-NACD purchased wholesale receivables of $10 million, or decreased yield 6 basis points, respectively.  The annualized average yield was 7.45 percent for the first nine months of 2008 compared to 8.10 percent for the first nine months of 2007.

Operating lease revenue for the first nine months of 2008 was $704 million, or $69 million higher than the same period of 2007 due to portfolio growth.

UNAUDITED

Other revenue for the first nine months of 2008 was $123 million, a decrease of $5 million from the same period in 2007, due to net decreases in various items:

(Millions of dollars)	Nine Months Ended September 30,
	2008	2007
Finance receivable and operating lease fees (including late charges)	$52	$48
Net gain/(loss) on undesignated foreign exchange contracts (including forward points)	45	(52)
Currency exchange gain/(loss)	(22)	66
Gain on sales of receivables and securities	21	14
Net gain on returned or repossessed equipment	15	19
Service fee income on sold receivables	10	9
Miscellaneous other revenue, net	7	8
Partnership/dividend income	3	5
Income/(loss) related to retained interests in securitized retail receivables	(7)	8
Net gain/(loss) from interest rate derivatives	(1)	3
Total other revenue	$123	$128

EXPENSES
Interest expense for the first nine months of 2008 was $855 million, an increase of $17 million from the same period last year.  This increase was primarily due to the impact of a 13 percent increase in average borrowings to fund growth in finance receivables and operating leases, partially offset by a 45 basis point decrease in the average cost of borrowings from 4.89 percent for the first nine months of 2007 to 4.44 percent for the first nine months of 2008.

Depreciation expense on equipment leased to others was $547 million, up $54 million over the first nine months of 2007 due to portfolio growth.

General, operating and administrative expenses were $294 million for the first nine months of 2008 compared to $263 million for the same period in 2007.  The increase resulted primarily from an increase in labor costs.

The provision for credit losses was $112 million for the first nine months of 2008, up $53 million from the first nine months of 2007 primarily due to retail finance receivable portfolio growth and economic conditions in North America.  The allowance for credit losses at September 30, 2008 was 1.41 percent of finance receivables (excluding Notes receivable from Caterpillar), net of unearned income, compared to 1.39 percent at September 30, 2007.

The effective tax rate for the first nine months of 2008 of 28 percent decreased from 31 percent for the first nine months of 2007.  The decrease from 2007 is primarily attributable to favorable changes in the geographic mix of pre-tax profits, partially offset by the absence of net tax benefits related to changes in tax laws of certain non-U.S. jurisdictions that occurred in 2007.

PROFIT
As a result of the performance discussed above, Cat Financial had profit of $372 million for the first nine months of 2008, down $9 million or 2 percent from the first nine months of 2007.

UNAUDITED

REVIEW OF CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

ASSETS
Total assets were $32.74 billion as of September 30, 2008, an increase of $3.31 billion over December 31, 2007, principally due to an increase of $2.2 billion in the retail finance receivables portfolio and to provide an interim cash position given current market conditions.

During the nine months ended September 30, 2008, we financed new retail business of $12.451 billion, an increase of $2.477 billion, or 25 percent, from the same period in 2007.  This increase was related to increased new retail financing primarily in our Asia-Pacific, Diversified Services and Europe operating segments.

TOTAL OFF-BALANCE SHEET MANAGED ASSETS
We manage and service receivables and leases that have been transferred through securitization or sale.  These transactions provide a source of liquidity and allow us to mitigate the concentration of credit risk with certain customers.  These receivables/leases are not available to pay our creditors.

Off-balance sheet managed assets were as follows:

(Millions of dollars)	September 30,	December 31,
	2008	2007
Securitized Retail Installment Sale Contracts and Finance Leases
Installment sale contracts securitized	$1,037	$1,105
Finance leases securitized	42	54
Less: retained interests (included in Other assets)	(68)	(49)
Off-balance sheet securitized retail receivables	1,011	1,110

Sales of Interests in Wholesale Receivables
Wholesale receivables	240	240

Other Managed Assets
Retail finance leases	177	155
Retail installment sale contracts	108	122
Operating leases	130	128
Retail notes receivable	34	36
Other managed receivables/leases	449	441

Total off-balance sheet managed assets	$1,700	$1,791

UNAUDITED

ALLOWANCE FOR CREDIT LOSSES
The following table shows activity related to the Allowance for credit losses:

(Millions of dollars)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Balance at beginning of the period	$391	$335	$353	$319
Provision for credit losses	34	21	112	59
Receivables written off	(28)	(19)	(76)	(58)
Recoveries on receivables previously written off	6	4	15	17
Adjustment due to securitization of receivables	-	(10)	(7)	(10)
Foreign currency translation adjustment	(13)	7	(7)	11
Balance at end of the period	$390	$338	$390	$338

Bad debt write-offs net of recoveries were $22 million for the third quarter of 2008 compared with $15 million for the third quarter of 2007.  Bad debt write-offs net of recoveries were $61 million for the nine months ended 2008 compared with $41 million for the nine months ended 2007.  The increases were primarily attributable to an increase in retail finance receivable portfolio growth and economic conditions in North America.  See Critical Accounting Policies – Allowance for Credit Losses for more information on the allowance for credit losses.

TOTAL PAST DUE FINANCE AND RENTS RECEIVABLE
Finance receivables (excluding Notes receivable from Caterpillar) plus rents receivable for operating leases (included in Other assets) that were past due over 30 days were 3.64 percent of the aggregate total of these receivables as of September 30, 2008, compared to 2.52 percent as of September 30, 2007.  This increase began with the downturn in the U.S. housing market but has recently spread to Europe as global credit challenges continue.

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

Despite recent credit market conditions, we continued to have access to liquidity, although at increased credit spreads on new term debt issuance.  We were able to issue commercial paper throughout the third quarter.  U.S. commercial paper issuance experienced consistent demand and attractive pricing although with shorter than customary maturities as the quarter drew to a close.  Throughout the quarter, demand and liquidity varied in non-U.S. markets.  As the global liquidity situation evolves, we will continue to monitor and adjust our funding approach accordingly.

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

UNAUDITED

Total borrowings outstanding as of September 30, 2008 were $27.665 billion, an increase of $3.029 billion over December 31, 2007, due to financing a higher amount of assets and to provide for an interim cash position given current market conditions.  Outstanding borrowings were as follows:

(Millions of dollars)	September 30, 2008	December 31, 2007
Medium-term notes, net of unamortized discount	$20,093	$17,322
Commercial paper, net of unamortized discount	5,005	4,935
Bank borrowings – short-term	937	550
Bank borrowings – long-term	817	615
Variable denomination floating rate demand notes	547	699
Deposit obligation	232	232
Notes payable to Caterpillar	34	275
Loans from a company-owned partnership	-	8
Total outstanding borrowings	$27,665	$24,636

Medium-term notes
We regularly issue medium-term unsecured notes through securities dealers or underwriters in the U.S., Canada, Europe, Australia and Japan to both retail and institutional investors.  These notes are offered in several currencies and with a variety of maturities.  These notes are senior obligations of the Company.

Commercial paper
We issue unsecured commercial paper in the U.S., Europe and other international capital markets.  These short-term promissory notes are issued on a discounted basis and are payable at maturity.  The balance of outstanding commercial paper, net of unamortized discount, was $5.005 billion as of September 30, 2008.

Revolving credit facilities
We have three global credit facilities with a syndicate of banks totaling $6.85 billion available in the aggregate to both Caterpillar and Cat Financial to support commercial paper programs in the event the programs become unavailable to us.  During the third quarter of 2008, based on management’s allocation decision, which can be revised at any time, the portion of the credit facility allocated to Cat Financial was increased from $5.55 billion to $5.85 billion.  The five-year facility of $1.62 billion expires in September 2012.  The five-year facility of $2.98 billion expires in September 2011.  The 364-day facility was increased from $1.95 billion to $2.25 billion and will expire in September 2009.  As part of the 2008 global credit facilities renewal, the year-end and six-month moving average leverage covenants have been increased from 8.5:1 to 10:1.  In the third quarter of 2008, Cat Financial entered into a new 364-day facility of $300 million with a syndicate of banks, which expires in July 2009.  The overall increase in the credit facilities was to support portfolio growth.  At September 30, 2008, there were no borrowings under these lines, and we were in compliance with all debt covenants.

Our Australian subsidiary has an A$50 million (USD equivalent $40 million) credit facility with one bank to support its commercial paper program.

Bank borrowings
Credit lines with banks total $2.617 billion and will be eligible for renewal at various future dates or have no specified expiration date.  They are used by our subsidiaries for local funding requirements and are generally guaranteed by Cat Financial.  As of September 30, 2008, we had $1.480 billion outstanding against these credit lines compared to $1.170 billion as of December 31, 2007, respectively.

UNAUDITED

Variable denomination floating rate demand notes
We also obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction.  We do not hold reserves to fund the payment of the demand notes.  The notes are offered on a continuous basis by prospectus only.

Deposit obligation
A deposit obligation of $232 million has a corresponding security deposit, which is included in Other assets in the Consolidated Statements of Financial Position as of September 30, 2008, and December 31, 2007.  This deposit obligation and corresponding security deposit relates to a financing arrangement, which provides us a return.  This arrangement requires that we commit to a certain long-term obligation and provide a security deposit, which will fulfill this obligation when it becomes due.

Variable amount lending agreements with Caterpillar
Under these agreements, we may borrow up to $2.4 billion from Caterpillar, and Caterpillar may borrow up to $1.2 billion from us.  The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice.  We had notes payable of $34 million and notes receivable of $85 million outstanding as of September 30, 2008, compared to notes payable of $275 million and notes receivable of $74 million as of December 31, 2007.

OFF-BALANCE SHEET ARRANGEMENTS
We lease all of our facilities.  In addition, we have guarantees with third parties of $640 million as of September 30, 2008.

CASH FLOWS

Operating cash flow was $797 million for the first nine months September 30, 2008, compared with $688 million for the same period a year ago.  Net cash used in investing activities was $3.408 billion for the nine months ended September 30, 2008, compared to a source of cash of $49 million for the same period in 2007.  The increased use of cash was primarily due to the growth in finance receivables.  Net cash provided by financing activities was $3.446 billion for the nine months ended September 30, 2008, compared to a use of cash of $668 million for the nine months ended September 30, 2007, primarily due to increased funding requirements related to portfolio growth, as well as to provide an interim cash position given current market conditions.

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

UNAUDITED

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

SAFE HARBOR STATEMENT UNDER THE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in this Quarterly Report on Form 10-Q are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could significantly impact results.  The words "believes," "expects," "estimates," "anticipates," "will be," "should" and similar words or expressions identify forward-looking statements made on behalf of Cat Financial.  Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there are risks and uncertainties that may cause actual results to differ materially from expectations.  These risks and uncertainties include, but are not limited to, factors that affect international businesses, as well as matters specific to us and the markets we serve, including changes in economic conditions and ongoing significant challenges and disruptions in the global financial and credit markets; currency exchange or interest rates and market liquidity; political stability; market acceptance of the Company's products and services; the creditworthiness of customers; residual values of leased equipment and significant changes in the competitive environment; changes in law, regulations and tax rates; and other

UNAUDITED

general economic, business and financing conditions and factors described in more detail in our Form 10-K filed with the Securities and Exchange Commission on February 22, 2008.  We do not undertake to update our forward-looking statements.

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

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the nine months ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

See Part I. Item 1A. Risk Factors in our Annual Report on Form 10-K (filed with the Securities and Exchange Commission on February 22, 2008) for the year ended December 31, 2007 for a discussion of the risks and uncertainties that may affect our business.  We are updating the risk factors to include the following:

Current market volatility and difficult market conditions have affected our industry.

In recent weeks, the credit markets have been very volatile with reduced levels of liquidity and higher credit spreads.  Cat Financial has maintained access to medium-term note and commercial paper markets, but there can be no assurance that such markets will continue to be a reliable source of financing.  If current levels of market disruption and volatility continue or worsen, we could face materially higher financing costs or we could seek to repay medium-term notes and commercial paper as it becomes due or to meet our other liquidity needs by drawing upon contractually committed lending agreements primarily provided by global banks and/or by seeking other funding sources.  However, under extreme market conditions, there can be no assurance such agreements and other funding sources would be available or sufficient.  Should current levels of market disruption and volatility continue or worsen, we may also face a number of other risks in connection with these events, including:

•
Market developments may affect customer confidence levels and may cause declines in credit applications and adverse changes in payment patterns, causing increases in delinquencies and default rates, which could impact our charge-offs and provision for credit losses.

•
The process we use to estimate losses inherent in our credit exposure requires a degree of management judgment related to numerous subjective qualitative factors, including forecasts of economic conditions and how these economic predictions might impair the ability of our borrowers to repay their loans, which may no longer be capable of accurate estimation which may, in turn, impact the reliability of the process.

•
Our ability to engage in routine funding transactions or borrow from other financial institutions on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations.

ITEM 5.  OTHER INFORMATION

None.

UNAUDITED

ITEM 6.  EXHIBITS

3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3.1 to the Company’s Form 10 for the year ended December 31, 1984).
3.2	Bylaws of the Company, as amended (incorporated by reference from Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2005).
4.1
Indenture, dated as of April 15, 1985, between the Company and Morgan Guaranty Trust Company of New York, as Trustee (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-3, Commission File No. 33-2246).

4.2
First Supplemental Indenture, dated as of May 22, 1986, amending the Indenture dated as of April 15, 1985, between the Company and Morgan Guaranty Trust Company of New York, as Trustee (incorporated by reference from Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 20, 1986).

4.3
Second Supplemental Indenture, dated as of March 15, 1987, amending the Indenture dated as of April 15, 1985, between the Company and Morgan Guaranty Trust Company of New York, as Trustee (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K, dated April 24, 1987).

4.4
Third Supplemental Indenture, dated as of October 2, 1989, amending the Indenture dated as of April 15, 1985, between the Company and Morgan Guaranty Trust Company of New York, as Trustee (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K, dated October 16, 1989).

4.5
Fourth Supplemental Indenture, dated as of October 1, 1990, amending the Indenture dated April 15, 1985, between the Company and Morgan Guaranty Trust Company of New York, as Trustee (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K, dated October 29, 1990).

4.6
Indenture, dated as of July 15, 1991, between the Company and Continental Bank, National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated July 25, 1991).

4.7
First Supplemental Indenture, dated as of October 1, 2005, amending the Indenture dated as of July 15, 1991, between the Company and U.S. Bank Trust National Association (as successor to the former Trustee)(incorporated by reference from Exhibit 4.3 to Amendment No. 5 to the Company’s Registration Statement on Form S-3 filed October 20, 2005, Commission File No. 333-114075).

4.8
Support Agreement, dated as of December 21, 1984, between the Company and Caterpillar (incorporated by reference from Exhibit 10.2 to the Company’s amended Form 10, for the year ended December 31, 1984).

4.9
First Amendment to the Support Agreement dated June 14, 1995, between the Company and Caterpillar (incorporated by reference from Exhibit 4 to the Company’s Current Report on Form 8-K, dated June 14, 1995).

10.1
Tax Sharing Agreement, dated as of June 21, 1984, between the Company and Caterpillar (incorporated by reference from Exhibit 10.3 to the Company’s amended Form 10, for the year ended December 31, 1984).

10.2
Five-Year Credit Agreement, dated as of September 21, 2006 (2006 Five-Year Credit Agreement), among the Company, Caterpillar, Caterpillar International Finance plc, Caterpillar Finance Corporation, certain other financial institutions named therein and Citibank, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd., Citibank International plc, ABN AMRO Bank N.V., Bank of America, N.A., Barclays Bank PLC, J.P. Morgan Securities, Inc., Société Générale and Citigroup Global Markets Inc. (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed September 27, 2006, Commission File No. 0-11241).

10.3
Japan Local Currency Addendum to the 2006 Five-Year Credit Agreement among the Company, Caterpillar, Caterpillar Finance Corporation, the Japan Local Currency Banks named therein, Citibank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed September 27, 2006).

10.4
Local Currency Addendum to the 2006 Five-Year Credit Agreement among the Company, Caterpillar International Finance p.l.c., the Local Currency Banks named therein, Citibank, N.A. and Citibank International plc (incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed September 27, 2006).

10.5
Amendment No. 1 to the 2006 Five-Year Credit Agreement among the Company, Caterpillar, Caterpillar Finance Corporation and Caterpillar International Finance p.l.c., the Banks, Japan Local Currency Banks and Local Currency Banks named therein, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Citibank International plc and Citibank, N.A.

UNAUDITED

10.6
Omnibus Amendment and Waiver Agreement (Amendment No. 2) to the 2006 Five-Year Credit Agreement among the Company, Caterpillar, Caterpillar Finance Corporation, Caterpillar International Finance p.l.c., the Banks and Local Currency Banks named therein, Citibank International plc and Citibank, N.A.

10.7
Amendment No. 3 to the 2006 Five-Year Credit Agreement among the Company, Caterpillar, Caterpillar Finance Corporation and Caterpillar International Finance Limited (f/k/a Caterpillar International Finance p.l.c.), the Banks, Japan Local Currency Banks and Local Currency Banks named therein, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Citibank International plc and Citibank, N.A. (incorporated by reference from Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed September 23, 2008).

10.8
Five-Year Credit Agreement, dated as of September 20, 2007 (2007 Five-Year Credit Agreement), among the Company, Caterpillar, Caterpillar Finance Corporation, certain financial institutions named therein, Citibank, N.A., The Bank of Tokyo-Mitsubishi UFJ Ltd., ABN AMRO Bank N.V., Bank of America, N.A., Barclays Bank PLC, J.P. Morgan Securities, Inc., Société Générale and Citigroup Global Markets Inc. (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed September 26, 2007).

10.9
Japan Local Currency Addendum to the 2007 Five-Year Credit Agreement among the Company, Caterpillar Finance Corporation, the Japan Local Currency Banks named therein, Citibank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed September 26, 2007).

10.10
Amendment No. 1 to the 2007 Five-Year Credit Agreement among the Company, Caterpillar and Caterpillar Finance Corporation, the Banks and Japan Local Currency Banks named therein, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Citibank, N.A. (incorporated by reference from Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed September 23, 2008).

10.11
364-Day Credit Agreement dated September 18, 2008 (2008 364-Day Credit Agreement) among the Company, Caterpillar, Caterpillar Finance Corporation, the Banks named therein, Citibank, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd., ABN AMRO Bank N.V., Bank of America, N.A., Barclays Bank PLC, J.P. Morgan Securities, Inc., Société Générale and Citigroup Global Markets Inc. (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed September 23, 2008).

10.12
Japan Local Currency Addendum to the 2008 364-Day Credit Agreement among the Company, Caterpillar Finance Corporation, the Japan Local Currency Banks named therein, Citibank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed September 23, 2008).

10.13	364-Day Credit Agreement dated July 15, 2008, among the Company, the financial institutions named therein and Société Générale.
10.14	Amendment No. 1 to the 364-Day Credit Agreement dated July 15, 2008, among the Company, the financial institutions named therein and Société Générale.
12	Computation of Ratio of Profit to Fixed Charges
31.1	Certification of Kent M. Adams, President, Director and Chief Executive Officer of Caterpillar Financial Services Corporation, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2
Certification of James A. Duensing, Executive Vice President and Chief Financial Officer of Caterpillar Financial Services Corporation, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certifications of Kent M. Adams, President, Director and Chief Executive Officer of Caterpillar Financial Services Corporation; and James A. Duensing, Executive Vice President and Chief Financial Officer of Caterpillar Financial Services Corporation, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

UNAUDITED

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Caterpillar Financial Services Corporation
(Registrant)

Date: October 31, 2008	By: /s/ Kent M. Adams
Kent M. Adams, President, Director, and Chief Executive Officer
Date: October 31, 2008	By: /s/ Steven R. Elsesser
Steven R. Elsesser, Controller