Form 10-K
period 2008-12-31
CATERPILLAR FINANCIAL SERVICES CORP
filed 2009-02-20
CIK 764764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2008

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________.
Commission File No. 0-13295
CATERPILLAR FINANCIAL SERVICES CORPORATION (Exact name of Registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	37-1105865 (IRS Employer I.D. No.)
2120 West End Ave., Nashville, Tennessee (Address of principal executive offices)	37203-0001 (Zip Code)
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
Yes [    ]   No [ ✓ ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [✓]   No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                       [✓]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [    ]     Accelerated filer [     ]     Non-accelerated filer [ ✓ ]     Smaller reporting company [     ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [    ]   No [ ✓ ]

As of February 19, 2009, one share of common stock of the Registrant was outstanding, which is owned by Caterpillar Inc.

PART I

Item 1. Business.

General

Caterpillar Financial Services Corporation was organized in 1981 in the State of Delaware (together with its subsidiaries, "Cat Financial," "the Company," "we" or "our").  We are a wholly-owned finance subsidiary of Caterpillar Inc. (together with its other subsidiaries, "Caterpillar" or "Cat").

Nature of Operations

Our primary business is to provide retail financing and wholesale alternatives for Caterpillar products to customers around the world.  Such retail financing is primarily comprised of financing of Caterpillar equipment, machinery, and engines.  In addition, we also provide financing for vehicles, power generation facilities, and marine vessels that, in most cases, incorporate Caterpillar products.  We also provide wholesale financing to Caterpillar dealers and purchase short-term dealer receivables from Caterpillar.  A significant portion of our activities is conducted in North America.  However, we have additional offices and subsidiaries in Asia-Pacific, Europe and Latin America.  We have more than 25 years of experience in providing financing for Caterpillar products, contributing to our knowledge of asset values, industry trends, product structuring and customer needs.

The Company’s retail leases and installment sale contracts (totaling 60 percent*) include:

•
Tax leases that are classified as either operating or finance leases for financial accounting purposes, depending on the characteristics of the lease.  For tax purposes, we are considered the owner of the equipment (17 percent*).

•
Finance (non-tax) leases, where the lessee for tax purposes is considered to be the owner of the equipment during the term of the lease, that either require or allow the customer to purchase the equipment for a fixed price at the end of the term (21 percent*).

•	Installment sale contracts, which are equipment loans that enable customers to purchase equipment with a down payment or trade-in and structure payments over time (21 percent*).

•	Governmental lease-purchase plans in the U.S. that offer low interest rates and flexible terms to qualified non-federal government agencies (1 percent*).

The Company’s wholesale notes receivable, finance leases and installment sale contracts (totaling 13 percent*) include:

•	Inventory/rental programs, which provide assistance to dealers by financing their new Caterpillar inventory and rental fleets (5 percent*).

•	Short-term dealer receivables we purchase from Caterpillar at a discount (8 percent*).

The Company’s retail notes receivable (27 percent*) include:

•	Loans that allow customers and dealers to use their Caterpillar equipment as collateral to obtain financing.

*Indicates the percentage of total portfolio as of December 31, 2008.  We define total portfolio as total finance receivables (net of unearned income and allowance for credit losses) plus equipment on operating leases, less accumulated depreciation.  For more information on the above and our concentration of credit risk, please refer to Note 6 of Notes to Consolidated Financial Statements.

Competitive Environment

The retail financing business is highly competitive, with financing for users of Caterpillar equipment available through a variety of sources, principally commercial banks and finance and leasing companies.  Our competitors include Wells Fargo Equipment Finance Inc., General Electric Capital Corporation and various banks and finance companies.  In addition, many of the manufacturers that compete with Caterpillar, such as Volvo Financial Services, Komatsu Financial L.P. and John Deere Credit Corporation, use below-market interest rate programs (subsidized by the manufacturer) to assist machine sales.  We work with Caterpillar to provide a broad array of financial merchandising programs around the world to meet these competitive offers.

We continue in our efforts to respond quickly to customers and improve internal processing efficiencies.  We believe our web-based Cat FinancExpressSM transaction processing and information tool, currently available in the U.S., Australia, Canada and France, is an important part of these efforts.  Cat FinancExpressSM is an on-line tool that provides finance quotes, credit decisions and the ability to print the appropriate financial documents for end-user signature, all in a reasonably short time frame.

We provide financing only when acceptable criteria are met.  Credit decisions are based upon, among other factors, the customer's credit history, financial strength and intended use of equipment.  We typically maintain a security interest in retail financed equipment and require physical damage insurance coverage on financed equipment.

In certain instances, our operations are subject to supervision and regulation by state, federal and various foreign government authorities and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things, (i) regulate credit granting activities and the administration of loans, (ii) establish maximum interest rates, finance charges and other charges, (iii) require disclosures to customers, (iv) govern secured transactions, (v) set collection, foreclosure, repossession and other trade practices and (vi) regulate the use and reporting of information related to a borrower's credit experience.  Our ability to comply with these governmental and legal requirements and restrictions affects our operations.

We continue to finance a significant portion of Caterpillar dealers' sales and inventory of Caterpillar products throughout the world (see Note 16 of Notes to Consolidated Financial Statements for more information regarding our segments and geographic areas).  Our competitive position is improved by marketing programs offered by Caterpillar and/or Caterpillar dealers, which allow us to offer below-market interest rates.  Under these programs, Caterpillar, or the dealer, subsidizes an amount at the outset of the transaction, which we then recognize as revenue over the term of the financing.

We also have agreements with Caterpillar that are significant to our operation.  These agreements provide for financial support, certain funding, employee benefits and corporate services, among other things.  For more information on these agreements, please refer to Note 14 of Notes to Consolidated Financial Statements.

 Employment

As of December 31, 2008, there were 1,714 full-time employees, an increase of 7 percent from December 31, 2007.

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

Item 1A. Risk Factors.

The following discussion of risk factors may contain "forward looking statements" that are subject to cautionary statement under the caption "CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS" in Item 7 of this report.  The following information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes included in this report.  The risks described below are not the only ones we face.  Additional risks that are currently unknown to us or that we currently consider to be immaterial may also impair our business or adversely affect our financial condition or results of operations.  If any of the following risks actually occurs, our business, financial condition or results of operation could be adversely affected.

Demand for Caterpillar’s Products

Our business is largely dependent upon the demand for Caterpillar’s products and customers’ willingness to enter into financing or leasing agreements.  As a result, a significant and prolonged decrease in demand could have a material adverse effect on our business, financial condition, results of operations and cash flows.  Our primary business is to provide retail and wholesale financing alternatives for Caterpillar products to customers and Caterpillar dealers.  The demand for Caterpillar’s products and our products and services are influenced by a number of factors, including:

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

Marketing, Operational and Administrative Support from Caterpillar

We participate in certain marketing programs sponsored by Caterpillar and/or Caterpillar dealers that allow us to offer financing to customers at interest rates that are below-market rates through subsidies from Caterpillar and/or Caterpillar dealers.  These marketing programs provide us with a significant competitive advantage in financing Caterpillar products.  Any elimination of these marketing programs or reduction in our ability to offer competitively priced financing to customers could reduce the percentage of Caterpillar products financed by us, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.  Caterpillar also provides us with other types of operational and administrative support, such as the administration of employee benefit plans, which is integral to the conduct of our business.  Any changes in the levels of support from Caterpillar could also negatively impact our results.

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

In addition, although we evaluate and adjust our allowance for credit losses related to past due and non-performing receivables on a regular basis, adverse economic conditions or other factors that might cause deterioration of the financial health of our customers could change the timing and level of payments received and thus necessitate an increase in our estimated losses, which could also have a material adverse effect on our earnings and cash flows.  We experienced an increase in past dues over 30 days and write-offs as of December 31, 2008, compared to December 31, 2007, and expect past dues and write-offs to likely be higher in 2009 compared to 2008, as further described under "Management’s Discussion and Analysis of Financial Condition and Results of Operation."

Interest Rates, Foreign Currency Exchange Rates and Market Liquidity Conditions

Changes in interest rates, foreign currency exchange rates and market liquidity conditions could have a materially adverse effect on our earnings and cash flows.  Because a significant amount of loans made by us are made at fixed interest rates, our business is subject to fluctuations in interest rates.  Changes in market interest rates may influence our financing costs, returns on financial investments and the valuation of derivative contracts and could reduce our earnings and/or cash flows.  In addition, since we make a significant amount of loans in currencies other than the U.S. dollar, fluctuations in foreign currency exchange rates could also reduce our earnings and cash flows.  We also rely on a number of diversified global debt capital markets and funding programs to provide liquidity for our global operations, including commercial paper, medium term notes, retail notes, variable denomination floating rate demand notes, asset-backed securitizations and bank loans.  Significant changes in market liquidity conditions could impact our access to funding and the associated funding cost and reduce our earnings and cash flows.

Although we manage interest rate, foreign currency exchange rate and market liquidity risks with a variety of techniques, including a match funding program, the selective use of derivatives and a broadly diversified funding program, there can be no assurance that fluctuations in interest rates, currency exchange rates and market liquidity conditions will not have a material adverse effect on our earnings and cash flows.  If any of the variety of instruments and strategies we use to hedge our exposure to these various types of risk are ineffective, we may incur losses.

Equipment Financing

Declines in the residual value of equipment financed by us may reduce our earnings.  We recognize the residual value of leased equipment, which is the estimated future wholesale market value of leased equipment at the time of the expiration of the lease term.  We estimate the residual value of leased equipment at the inception of the lease based on a number of factors, including historical wholesale market sales prices, past remarketing experience and any known significant market/product trends.  If estimated future market values significantly decline due to economic factors, obsolescence or other adverse circumstances, we may not realize such residual value, which could reduce our earnings, either through an increase in depreciation expense or a decrease in finance revenue.

Changes in Our Competitive Environment

The retail financing business is highly competitive, with financing for users of Caterpillar equipment available through a variety of sources, principally commercial banks and finance and leasing companies.  Increasing competition may adversely affect our business if we are unable to match the products and services of our competitors.  Also, as noted above, any elimination of the marketing programs sponsored by Caterpillar and/or Caterpillar dealers, which allow us to offer financing to customers at interest rates that are below-market rates, could have a materially adverse effect on our business.

Market Volatility and Difficult Market Conditions

The global equity markets have been very volatile and credit markets globally have been disrupted, which has resulted in reduced levels of liquidity and increased credit spreads in many markets.  We have maintained access to most medium term note and commercial paper markets, but there can be no assurance that such markets will continue to be a reliable source of financing.  If current levels of market disruption and volatility were to worsen, we could face materially higher financing costs, become unable to access adequate funding to operate and grow our business and could be required to draw upon contractually committed lending agreements primarily provided by global banks and/or by seeking other funding sources.  However, under extreme market conditions, there can be no assurance that such agreements and other funding sources would be available or sufficient.  The extent of any impact on our ability to meet funding or liquidity needs will depend on several factors, including our operating cash flows, the duration of any market disruption, the effects of governmental programs such as the FDIC's Temporary Liquidity Guarantee Program ("TLGP"), general credit conditions, the volatility of equity markets, our credit ratings and credit capacity, the cost of financing and other general economic and business conditions.  Should levels of market disruption and volatility worsen, we may also face a number of other risks in connection with these events, including:

•
Market developments that may affect customer confidence levels and may cause declines in credit applications and adverse changes in payment patterns, causing increases in delinquencies and default rates, which could impact our write-offs and provision for credit losses.

•
The process we use to estimate losses inherent in our credit exposure requires a high degree of management’s judgment regarding numerous subjective qualitative factors, including forecasts of economic conditions and how economic predictors might impair the ability of our borrowers to repay their loans.  Ongoing financial market disruption and volatility may impact the accuracy of these judgments.

•
Our ability to engage in routine funding transactions or borrow from other financial institutions on acceptable terms or at all could be adversely affected by further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations.

•
Since our counterparties are primarily financial institutions, their ability to perform in accordance with any of our underlying agreements could be adversely affected by market volatility and/or disruptions in the equity and credit markets.

Covenants in Our Debt Instruments May Adversely Affect Us

Cat Financial and our subsidiaries have agreements under which we borrow or have the ability to borrow funds for use in our respective businesses and are utilized primarily to support our commercial paper program and other general corporate purposes.  Certain of these agreements include covenants relating to our financial performance.  The two most significant financial covenants are a leverage ratio covenant that requires us to maintain a ratio of consolidated debt to consolidated net worth of not greater than 10.0 to 1 and an interest coverage ratio that requires us to maintain a ratio of earnings before income taxes and interest expense to interest expense of not less than 1.15 to 1.  In addition to the foregoing financial covenants, there is a requirement in a number of these agreements that prohibits us from terminating, amending or modifying our support agreement with Caterpillar.  The trust indentures entered into in connection with some of our debt programs contain covenants that further impact the operation of our business such as a negative pledge clause that limits our ability to incur secured indebtedness, as well as covenants that limit our ability to consolidate, merge and sell assets.  Similarly, we are also bound by covenants in various agreements that involve Caterpillar and its obligation to maintain a consolidated net worth of not less than an amount equal to 75 percent of consolidated net worth at the end of any given year.

While we do not believe any of these credit covenants to which we are subject presently materially restrict our operations, our ability to meet any one particular financial covenant can be affected by events beyond our control and could result in material adverse consequences that could negatively impact our business, results of operations and financial condition.  Such adverse consequences could include defaults under our credit agreements, indentures or other treasury programs, the acceleration of repayment of amounts outstanding under certain of our credit agreements, triggering of an obligation to redeem certain Debt Securities, termination of existing unused commitments by our lenders, refusal by our lenders to extend further credit under one or more of the Facilities or new Facilities, or the lowering or modification of our credit ratings or those of one or more of our subsidiaries.  We cannot provide assurance that we will continue to comply with each credit covenant, particularly if we continue to experience challenging and volatile market conditions, and given that we are required to measure our compliance with our interest coverage covenant on a quarter-by-quarter basis.  We recently received lender consent to our interest coverage ratio for the fourth quarter of 2008 and agreed to an increase in the upper range of interest rates applicable to certain amounts that may be drawn by us under certain of our credit facilities, as further described under "Management’s Discussion and Analysis of Financial Condition and Results of Operation."

Governmental Programs Designed to Support Credit Markets

A number of governmental programs designed to support the global financial system were implemented in 2008.  While we generally support these programs, there have been unintended consequences of these programs that have impacted us and other companies that do not qualify to participate in them.  As an example, in the United States, some of our competitors in the banking and manufacturing sectors have participated in the TLGP.  The TLGP was created to strengthen confidence and encourage liquidity in the banking system by providing a government guaranty of certain qualifying newly issued senior unsecured debt of banks, thrifts and certain holding companies.  Despite the FDIC’s intent to support the banking system through the TLGP, some of our competitors in the manufacturing sector have been permitted to participate in this program and issue senior unsecured debt with governmental guarantees at rates significantly below those capable of being achieved by us.  Likewise, our ability to issue debt at rates that are competitive with those offered by our banking competitors has been further disadvantaged and accentuated at times by their participation in governmental programs such as the TLGP.  The TLGP, as well as other governmental initiatives, have effectively created below-market government subsidized financing for such competitors.  This program and other similar governmental programs in various jurisdictions have disadvantaged us and other non-qualifying companies.  The TLGP is currently set to expire on June 30, 2009, although the FDIC has indicated that it plans to extend the program at least through October 31, 2009.  Other governmental programs may not have clear expiration dates.  Should the TLGP or any other governmental program that disadvantages us be extended or expanded by its respective government, we could continue to be negatively impacted in our ability to issue senior unsecured debt at rates that are comparable to those offered by our competition.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in Nashville, Tennessee.  We maintain forty-three offices in total, of which six are located in North America (five in the U.S. and one in Canada), twenty-one are in Europe, one is in the Middle East, ten are in Asia-Pacific and five are in Latin America (see Note 16 of Notes to Consolidated Financial Statements for more information regarding our segments and geographic areas).  All of our offices are leased.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our stock is not publicly traded.  Caterpillar Inc. is the owner of our one outstanding share.  A cash dividend was not declared or paid in 2008.  Cash dividends of $250 million and $350 million were paid to Caterpillar in 2007 and 2006, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW:  2008 VS. 2007

We reported record revenues of $2.999 billion for 2008, an increase of $1 million, compared with 2007.  Profit after tax was $385 million, a $109 million, or 22 percent, decrease from 2007.

•
Of the increase in revenues for the year, $346 million resulted from the impact of continued growth of earning assets (finance receivables and operating leases at constant interest rates).  This increase was partially offset by a $240 million decrease from the impact of lower interest rates on new and existing finance receivables and a $105 million net decrease in various other net revenue items.

•
On a pre-tax basis, profit was down $223 million for the year, or 31 percent, compared with 2007.  The decrease was principally due to a $105 million impact from decreased net yield on average earning assets and a higher provision expense of $95 million primarily related to deteriorating global economic conditions.  In addition, interest rate volatility, primarily in the fourth quarter, resulted in a $50 million impact from mark-to-market adjustments on interest rate derivative contracts.  The remaining decrease was due to a $36 million increase in General, operating and administrative expense, a $28 million net decrease in various other net revenue items and a $27 million write-down on retained interests related to the securitized asset portfolio due to worse than expected losses.  These decreases in pre-tax profit were partially offset by a $130 million favorable impact from higher average earning assets.

•	Provision for income taxes for the year decreased $114 million, or 49 percent, compared with 2007. The decrease was primarily attributable to lower pre-tax results.

•
New retail financing for the year was a record $15.88 billion, an increase of $1.80 billion, or 13 percent, from 2007.  The increase was the result of increased new retail financing, primarily in our Asia-Pacific and Diversified Services operating segments.

•
Past dues over 30 days at December 31, 2008, were 3.88 percent compared to 2.36 percent at December 31, 2007.  This increase began with the downturn in the U.S. economy and has spread to other countries.  Write-offs, net of recoveries, for the year ended December 31, 2008, were $121 million (0.48 percent of average retail portfolio) compared to $68 million (0.31 percent of average retail portfolio) for the year ended December 31, 2007.  The increase in write-offs is primarily attributable to North America.  The rate of write-offs in 2008 as a percentage of average retail portfolio compares favorably to the most recent period of economic weakness in 2001/2002.

•	Our allowance for credit losses totaled $395 million at December 31, 2008, which is 1.44 percent of net finance receivables at December 31, 2008, compared with 1.39 percent at December 31, 2007.

2008 VS. 2007

REVENUES
Retail and wholesale revenue for 2008 was $2.0 billion, an increase of $35 million from 2007.  The increase was principally due to a 12 percent increase in the average portfolio balance outstanding, partially offset by a 72 basis point decrease in the yield on average finance receivables.  The annualized average yield was 7.40 percent for 2008 compared to 8.12 percent for 2007.

Operating lease revenue for 2008 was $931 million, or $67 million higher than 2007 primarily due to portfolio growth.

Other revenues for 2008 were $68 million, a decrease of $101 million from 2007.  The decrease was primarily due to a $50 million impact from mark-to-market adjustments on interest rate swaps as a result of fourth quarter interest rate volatility, a $27 million write-down on retained interests related to the securitized asset portfolio due to worse than expected losses and a $21 million impact from net currency exchange gains and losses.  Other revenues items for the years ended December 31, included:

(Millions of dollars)	2008	2007
Finance receivable and operating lease fees (including late charges)	$68	$64
Currency exchange gain/(loss)	(38)	105
Net gain/(loss) on undesignated foreign exchange contracts (including forward points)	33	(89)
Gain on sales of receivables and securities*	30	19
Miscellaneous other revenues, net	15	12
Service fee income on sold receivables	13	13
Net gain on returned or repossessed equipment	8	22
Partnership/dividend income	3	7
Income/(loss) related to retained interests in securitized retail receivables	(20)	10
Net gain/(loss) from interest rate derivatives	(44)	6
Total Other revenues	$68	$169

*See Note 1(K) and Note 4 of Notes to Consolidated Financial Statements for information on gain on sale of receivables and securities.

EXPENSES
Interest expense for 2008 was $1.159 billion, an increase of $27 million from 2007.  This increase was primarily due to the impact of a 13 percent increase in average borrowings to fund growth in finance receivables and operating leases, partially offset by a 43 basis point decrease in the average cost of borrowing from 4.90 percent for 2007 to 4.47 percent for 2008.

Depreciation expense on equipment leased to others was $724 million, up $53 million over 2007 due to portfolio growth.

General, operating and administrative expenses were $391 million during 2008 compared to $355 million in 2007.  The increase primarily resulted from an increase in labor costs.

The Provision for credit losses increased from $97 million in 2007 to $192 million in 2008, primarily related to deteriorating global economic conditions.  The allowance for credit losses was 1.44 percent of finance receivables (excluding the Notes receivable from Caterpillar), net of unearned income, as of December 31, 2008, compared to 1.39 percent as of December 31, 2007.

The effective tax rate decreased from 32 percent in 2007 to 24 percent for 2008.  The decrease is primarily attributable to a favorable geographic mix of pre-tax results and non-recurring U.S. income tax benefits associated with certain of our non-U.S. entities, partially offset by the absence in 2008 of net income tax benefits related to changes of income tax laws of certain non-U.S. jurisdictions that occurred in 2007.

     PROFIT
As a result of the performance discussed above, we had profit of $385 million for 2008, down $109 million, or 22 percent, from 2007.

FOURTH QUARTER 2008 VS. FOURTH QUARTER 2007

CONSOLIDATED STATEMENTS OF PROFIT
(Unaudited)
(Dollars in Millions)

	Three Months Ended
	December 31,
	2008	2007
Revenues:
Retail finance	$412	$400
Operating lease	227	229
Wholesale finance	77	110
Other	(55)	41
Total revenues	661	780

Expenses:
Interest	304	294
Depreciation on equipment leased to others	177	178
General, operating and administrative	97	92
Provision for credit losses	80	38
Other	13	6
Total expenses	671	608

Profit before income taxes	(10)	172

Provision for income taxes	(23)	59
Profit	$13	$113

   REVENUES
Retail and wholesale revenue for the fourth quarter of 2008 was $489 million, a decrease of $21 million from the fourth quarter of 2007.  The decrease was principally due to a 101 basis point decrease in the yield on average finance receivables, partially offset by an 8 percent increase in the average portfolio balance outstanding.  The annualized average yield was 7.19 percent for the fourth quarter of 2008 compared to 8.20 percent for the fourth quarter of 2007.

Operating lease revenue for the fourth quarter of 2008 was $227 million, or $2 million lower than the fourth quarter of 2007.

Other revenues for the fourth quarter of 2008 were a $55 million net loss, compared to a fourth quarter 2007 net revenue of $41 million, which resulted in a $96 million decrease.  The decrease was primarily due to a $47 million impact from mark-to-market adjustments on interest rate swaps as a result of fourth quarter interest rate volatility, a $31 million impact from net currency exchange gains and losses (which includes $7 million of forward points) and a $15 million write-down on retained interests related to the securitized asset portfolio due to worse than expected losses.  Other revenue items for the quarter ended December 31, included:

(Millions of dollars)	2008	2007
Finance receivable and operating lease fees (including late charges)	$16	$16
Miscellaneous other revenues, net	9	1
Gain on sales of receivables and securities*	8	5
Service fee income on sold receivables	3	4
Partnership/dividend income	-	2
Net gain/(loss) on returned or repossessed equipment	(7)	4
Net loss on undesignated foreign exchange contracts (including forward points)	(12)	(36)
Currency exchange gain/(loss)	(16)	39
Income/(loss) related to retained interests in securitized retail receivables	(13)	2
Net gain/(loss) from interest rate derivatives	(43)	4
Total Other revenues/(loss)	$(55)	$41

*See Note 1(K) and Note 4 of Notes to Consolidated Financial Statements for information on gain on sale of receivables and securities.

EXPENSES
Interest expense for the fourth quarter of 2008 was $304 million, an increase of $10 million from the fourth quarter of 2007.  This increase was primarily due to the impact of a 12 percent increase in average borrowings to fund growth in finance receivables and operating leases, partially offset by a 36 basis point decrease in the average cost of borrowing from 4.93 percent for the fourth quarter of 2007 to 4.57 percent for the fourth quarter of 2008.

Depreciation expense on equipment leased to others was $177 million, down $1 million from the fourth quarter of 2007.

General, operating and administrative expenses were $97 million during the fourth quarter of 2008 compared to $92 million in the fourth quarter of 2007.  The increase primarily resulted from indirect (non-income) tax benefits recognized in the fourth quarter of 2007, upon completion of an audit in a non-U.S. tax jurisdiction, which did not recur in the fourth quarter of 2008.

The Provision for credit losses increased from $38 million in the fourth quarter of 2007 to $80 million in the fourth quarter of 2008, related to deteriorating global economic conditions.  The allowance for credit losses was 1.44 percent of finance receivables (excluding the Notes receivable from Caterpillar), net of unearned income, as of December 31, 2008, compared to 1.41 percent for the quarter ended September 30, 2008.

Provision for income taxes decreased $82 million, or 139 percent, compared with the fourth quarter of 2007.  The decrease was primarily attributable to lower pre-tax results.

PROFIT
As a result of the performance discussed above, we had profit of $13 million for the fourth quarter of 2008, down $100 million, or 88 percent, from the fourth quarter of 2007.

ASSETS
Total assets were $33.082 billion as of December 31, 2008, an increase of $3.653 billion, or 12.4 percent, over December 31, 2007, principally due to a growth in the retail finance receivables portfolio and to provide a cash position appropriate for current market conditions.

During 2008, we financed record new retail business of $15.879 billion, a 13 percent increase over the $14.074 billion in 2007.  This increase of $1.805 billion was related to increased new retail financing primarily in our Asia-Pacific and Diversified Services operating segments.

Total Off-Balance Sheet Managed Assets

We manage and service receivables and leases that have been transferred through securitization or sale.  These transactions provide a source of liquidity and allow us to mitigate the concentration of credit risk with certain customers.  These receivables/leases are not available to pay our creditors.

Off-balance sheet managed assets as of December 31, were as follows:

(Millions of dollars)	2008	2007
Securitized Retail Installment Sale Contracts and Finance Leases
Installment sale contracts securitized	$877	$1,105
Finance leases securitized	32	54
Less: Retained interests (included in Other assets)	(52)	(49)
Off-balance sheet securitized retail receivables	857	1,110

Sales of Interests in Wholesale Receivables
Wholesale receivables	240	240

Other Managed Assets
Retail installment sale contracts	283	122
Retail finance leases	198	155
Operating leases	122	128
Retail notes receivable	30	36
Other managed receivables/leases	633	441

Total off-balance sheet managed assets	$1,730	$1,791

TOTAL PAST DUE FINANCE AND RENTS RECEIVABLE
Finance receivables (excluding Notes receivable from Caterpillar) plus rents receivable for operating leases (included in Other assets) that were past due over 30 days were 3.88 percent of the aggregate total of these receivables as of December 31, 2008, compared to 2.36 percent as of December 31, 2007.  This increase began with the downturn in the U.S. economy and has spread to other countries.

2007 COMPARED WITH 2006

REVENUES
Retail and wholesale revenue for 2007 was $1.965 billion, an increase of $159 million from 2006.  The increase was principally due to a 4 percent increase in average receivables outstanding and a 40 basis point increase in the average yield to 8.12 percent for 2007 from 7.72 percent for 2006. The yield was positively impacted from an increase in earned discounts on certain non-North American Caterpillar Dealer trade receivables ("NACD") purchased wholesale receivables due primarily to increased prepayments on current receivables and collections on past due receivables.  Prepayment and past due collection activities in 2007 contributed $17 million to wholesale revenues, or 7 basis points to yield.

Operating lease revenue for 2007 was $864 million, or $58 million higher than 2006 primarily due to portfolio growth.

Other revenues for 2007 were $169 million, an increase of $18 million from 2006.  The increase is largely due to the absence of a 2006 write-down of a repossessed marine vessel of $16 million.  Other revenues items for the years ended December 31, included:

(Millions of dollars)	2007	2006
Currency exchange gain	$105	$31
Net loss on undesignated foreign exchange contracts (including forward points)	(89)	(20)
Finance receivable and operating lease fees (including late charges)	64	63
Net gain on returned or repossessed equipment	22	14
Gain on sales of receivables and securities*	19	21
Service fee income on sold receivables	13	14
Miscellaneous other revenues, net	12	13
Income related to retained interests in securitized retail receivables	10	17
Partnership/dividend income	7	4
Net gain/(loss) from interest rate derivatives	6	(6)
Total Other revenues	$169	$151

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

PROFIT
As a result of the performance discussed above, we had profit of $494 million for 2007, up $21 million, or 4 percent, from 2006.

ASSETS
Total assets were $29.429 billion as of December 31, 2007, an increase of $2.093 billion, or 7.7 percent, over December 31, 2006, principally due to growth in retail finance receivables.

During 2007, we financed record new retail business of $14.074 billion, a 16 percent increase over the $12.164 billion in 2006.  This increase of $1.910 billion was related to increased new retail financing primarily in our Europe, Diversified Services and Asia-Pacific operating segments.

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

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity provide us with the ability to meet its financial obligations on a timely basis.  Maintaining and managing adequate capital and liquidity resources includes management of funding sources and their utilization based on current, future and contingent needs.  We do not generate material funding through structured finance transactions.

Despite recent credit market conditions, we continued to have access to liquidity, although at increased credit spreads on new term debt issuance.  We were able to issue commercial paper throughout the year.  U.S. commercial paper issuance experienced consistent demand and attractive pricing although with shorter than customary maturities as the year drew to a close.  Throughout the year, demand and liquidity varied in non-U.S. markets and certain non-U.S. credit markets were periodically closed to us and similarly situated issuers as a result of the volatile credit market conditions in 2008, particularly in the second half of the year.  Our potential to access some non-U.S. markets has improved as market conditions reflect an increased investor demand evidenced by recent medium-term notes issuance.  As the global liquidity situation evolves, we will continue to monitor and adapt our funding approach accordingly.  Certain rating agencies have increased their focus on the extent to which we have cash and cash equivalents and unused credit lines available to meet short-term debt requirements.  We have been taking this focus into account when planning for 2009 liquidity needs.  This focus may result in higher cash balances and corresponding increases in the net cost of funds.

Due to generally deteriorating economic conditions, our 2009 outlook and the condition of credit markets increase the risk of a ratings change.  In the event that we, or any of our debt securities, experience a credit rating downgrade it would likely result in an increase in our borrowing costs and make access to certain credit markets more difficult.

If global conditions deteriorate so significantly that access to debt markets becomes unavailable, we would rely on cash flow from our existing retail portfolio of approximately $1 billion per month, utilization of existing cash balances ($1.08 billion at year-end 2008), access to our revolving credit facilities and other credit line facilities held by us and potentially borrowing from Caterpillar.

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

Total borrowings outstanding as of December 31, 2008, were $28.146 billion, an increase of $3.510 billion over December 31, 2007, due to financing a higher amount of assets and to provide for a cash position appropriate for current market conditions.  Outstanding borrowings as of December 31, consisted of:

(Millions of dollars)	2008	2007
Medium-term notes, net of unamortized discount	$19,647	$17,322
Commercial paper, net of unamortized discount	5,717	4,935
Bank borrowings – short-term	817	550
Bank borrowings – long-term	755	615
Variable denomination floating rate demand notes	543	699
Notes payable to Caterpillar	435	275
Deposit obligation	232	232
Loans from a company-owned partnership	-	8
Total outstanding borrowings	$28,146	$24,636

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

Revolving credit facilities
We have three global credit facilities with a syndicate of banks totaling $6.85 billion available in the aggregate to both Caterpillar and us to support commercial paper programs in the event the programs become unavailable to us.  During 2008, based on management’s allocation decision, which can be revised at any time, the portion of the credit facility allocated to us was increased from $5.55 billion to $5.85 billion.

•	The five-year facility of $1.62 billion expires in September 2012.

•	The five-year facility of $2.98 billion expires in September 2011.

•	The 364-day facility was increased from $1.95 billion to $2.25 billion and will expire in September 2009.

As part of the 2008 global credit facilities renewal, the year-end and six-month moving average leverage covenants have been increased from 8.5:1 to 10:1.

In 2008, we entered into a new 364-day facility of $300 million with a syndicate of banks, which expires in July 2009.  The overall increase in the credit facilities was to support portfolio growth.

At December 31, 2008, there were no borrowings under these lines.

At December 31, 2008, our quarterly interest coverage ratio for the fourth quarter dropped below the level that would have been required, absent lender consent, in the revolving credit facilities ("Credit Facilities").  The Credit Facilities provide that, absent lender consent, we shall maintain an interest coverage ratio of earnings before interest expense and income taxes to interest expense, of not less than 1.15 to 1 for each fiscal quarter.  The ratio was negatively impacted in the fourth quarter by, among other things, deteriorating economic conditions.

In addition, the Credit Facilities provide that, absent lender consent, Caterpillar shall maintain at all times during each fiscal year a consolidated net worth of not less than 75 percent of the consolidated net worth as of the end of its immediately preceding fiscal year.  Caterpillar’s annual consolidated net worth as of December 31, 2008 dropped below the level that would have been required, absent lender consent, in the Credit Facilities.  The decrease was largely driven by a significant decline in pension asset returns, resulting in a $3.4 billion year-end charge to other comprehensive income.

The bank group under the Credit Facilities consented to our lower quarterly interest coverage ratio of 0.97 as of December 31, 2008, and to Caterpillar’s lower annual consolidated net worth of $6.087 billion as of December 31, 2008.  The bank group also agreed that any failure to comply with the interest coverage ratio and consolidated net worth requirements stipulated in the Credit Facilities would not constitute an actual or potential event of default under the Credit Facilities.  In consideration of these agreements, the upper range of interest rate applicable to certain amounts that may be drawn by us under the Credit Facilities was increased by approximately 1.00 to 1.50 percent.

The interest coverage ratio and consolidated net worth requirements are also included in other loan agreements entered into by us and two of our subsidiaries.  The lenders under those loan agreements have agreed that Cat Financial, Caterpillar and the affected subsidiaries shall not be required to comply with the interest coverage ratio and consolidated net worth requirements of those loan agreements for the fourth quarter of 2008.  In consideration of those agreements, the upper range of the interest rates applicable to certain amounts that may be drawn by us under those loan agreements were increased by approximately 1.00 percent.

As noted above, the actions by the bank group and the other lenders only apply to the fourth quarter of 2008.  Any failure by us or Caterpillar to comply with one or both of these covenants in the future could result in the suspension of the Credit Facilities and the immediate acceleration of the outstanding amounts under the other loan agreements.  At December 31, 2008, there were no outstanding borrowings under the Credit Facilities.

Bank borrowings
Credit lines with banks total $2.72 billion and will be eligible for renewal at various future dates or have no specified expiration date.  They are used by our subsidiaries for local funding requirements and are generally guaranteed by us.  At December 31, 2008, we had $1.57 billion outstanding against these credit lines compared to $1.17 billion as of December 31, 2007.

Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction.  We do not hold reserves to fund the payment of the demand notes.  The notes are offered on a continuous basis by prospectus only.

Deposit obligation
A deposit obligation of $232 million has a corresponding security deposit, which is included in Other assets in the   Consolidated Statements of Financial Position as of December 31, 2008, and December 31, 2007.  This deposit obligation and corresponding security deposit relates to a financing arrangement, which provides us a return.  This arrangement requires that we commit to a certain long-term obligation and provide a security deposit, which will fulfill this obligation when it becomes due in 2009.

Notes payable to Caterpillar
Under our variable amount lending agreements with Caterpillar, we may borrow up to $2.3 billion from Caterpillar, and Caterpillar may borrow up to $1.2 billion from us.  The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice.  We had notes payable of $435 million and notes receivable of $81 million outstanding as of December 31, 2008, compared to notes payable of $275 million and notes receivable of $74 million as of December 31, 2007.

OFF-BALANCE SHEET ARRANGEMENTS
We lease all of our facilities.  In addition, we currently have guarantees with third parties.  Please refer to Notes 11 and 15 of Notes to Consolidated Financial Statements.

Sales of finance receivables
To maintain an alternative funding source, we periodically (generally once a year) sell certain finance receivables relating to our retail installment sale contracts and finance leases.  In each of these transactions, the applicable finance receivables are sold to a special purpose entity (SPE).  The SPEs have limited purposes and generally are only permitted to purchase the finance receivables, issue asset-backed securities and make payments on the securities.  The SPEs only issue a single series of securities and generally are dissolved when those securities have been paid in full.  The SPEs, typically trusts, are considered to be qualifying special-purpose entities (QSPEs) and thus, in accordance with Statement of Financial Accounting Standard No. 140 (SFAS 140), "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," are not consolidated.  The QSPEs issue debt to pay for the finance receivables they acquire from us.  The primary source for repayment of the debt is the cash flows generated from the finance receivables owned by the QSPEs.  The assets of the QSPEs are legally isolated and are not available to pay our creditors or any other of our affiliates.  For bankruptcy analysis purposes, we have sold the finance receivables to the QSPEs in a true sale and the QSPEs are separate legal entities.  The investors and the securitization trusts have no recourse to us for failure of debtors to pay when due.  The QSPEs held total assets of $909 million related to these securitizations as of December 31, 2008 ($1.159 billion as of December 31, 2007).  We use QSPEs in a manner consistent with conventional practices in the securitization industry to isolate these finance receivables, which are secured by new and used equipment, for the benefit of securitization investors.

The use of the QSPEs enables us to access the U.S. securitization market for the sale of these types of financial assets.  The amounts of funding from securitizations reflect such factors as capital market accessibility, relative costs of funding sources and assets available for securitization.  In 2008, we had cash proceeds from initial sales of these receivables of $600 million ($650 million in 2007) and recognized a pre-tax gain of $12 million ($4 million in 2007).  The fair value of the retained interests in all securitizations of retail finance receivables outstanding, totaling $52 million as of December 31, 2008 ($49 million in 2007), are included in Other assets.

In addition, we have sold interests in wholesale receivables to third-party commercial paper conduits, asset-backed commercial paper issuers that are SPEs of the sponsor bank and are not consolidated by us.  As of December 31, 2008 and 2007 the outstanding principal balance of the NACD Receivables sold to the conduits was $240 million.  In accordance with SFAS 140, these transfers to the third-party commercial paper conduits are accounted for as sales.  See Note 4 of Notes to Consolidated Financial Statements for more information.

We also sell individual loans and leases where the purchasers have limited or no recourse to us (See Note 11 of Notes to Consolidated Financial Statements for more information related to one limited indemnity related to the sale of certain retail leases).  In 2008, we received $379 million ($245 million in 2007) of cash proceeds from the sale of such contracts.

CONTRACTUAL OBLIGATIONS
We have committed cash outflow related to long-term debt, operating lease agreements and purchase obligations.  Minimum payments for these obligations are:

(Millions of dollars)	2009	2010	2011	2012	2013	After 2013	Total
Long-term debt	$5,036	$4,734	$2,326	$1,562	$1,800	$5,176	$20,634
Operating leases	14	13	12	11	10	65	125
Purchase obligations(1)	6	-	-	-	-	-	6
Interest payable on long-term debt	745	514	415	355	303	1,320	3,652
Total contractual obligations	$5,801	$5,261	$2,753	$1,928	$2,113	$6,561	$24,417

(1) Represents contractual obligations for contracted services at December 31, 2008.  These represent short-term obligations made in the ordinary course of business.

These contractual obligations do not include unused commitments and lines of credit for dealers and customers discussed in Note 11 of Notes to Consolidated Financial Statements.

We adopted FIN 48, "Accounting for Uncertainty in Income Taxes," (FIN 48) as of January 1, 2007.  As of adoption, the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $30 million.  However, the net obligation to taxing authorities under FIN 48 was $22 million.  The difference relates primarily to outstanding refund claims.  The timing of payments will depend on the progress of examinations with tax authorities.  We do not expect a significant tax payment related to these obligations within the next year.  The liability at December 31, 2008 was not materially different from the liability at the date of adoption.  See Note 12 of Notes to Consolidated Financial Statements for more information related to income taxes.

CASH FLOWS
Operating cash flow for 2008 was $1.08 billion compared with $857 million for 2007.  Net cash used in investing activities was $3.80 billion compared to $1.03 billion for 2007.  This increased use of cash was primarily due to the growth in finance receivables and the absence of higher collections in 2007 related to reduced terms for trade receivables purchased from Caterpillar.  Net cash provided by financing activities in 2008 was $3.63 billion compared with $211 million for 2007.  This increase was primarily due to increased funding requirements related to portfolio growth, as well as to provide a cash position appropriate for current market conditions.

OUTLOOK
It is not our practice to provide full year profit guidance, and we do not plan to make it part of our long-term disclosure practice.  However, we are in unprecedented times, and some discussion around our outlook for 2009 is appropriate at this time.

The financial and banking crisis accelerated in the fourth quarter of 2008 and has significantly impacted economic growth around the globe.  We expect 2009 will be the weakest year for economic growth in the postwar period.  We are expecting recessionary conditions to persist in most of the world throughout the year, with no growth in the world economy.

As a result, for 2009, we expect our profit before tax to decline by about half as a result of higher liquidity costs, such as costs for additional credit facilities, maintaining a higher cash balance and higher borrowing rates, resulting in lower spreads between the cost of borrowing and our lending rates.

As we expect further weakening of the global economy, we expect past dues and write-offs will likely be higher in 2009 compared with 2008.  In response, we increased the Allowance for credit losses to $395 million, or 1.44 percent of net finance receivables at the end of 2008.  Should economic conditions worsen beyond expectations, additional increases to our Allowance for credit losses may be needed.  Furthermore, we have initiated several actions aimed at reducing costs including employment reductions and other general, operating and administrative expenses.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K may be considered "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements may relate to future events or our future financial performance, which may involve known and unknown risks and uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by any forward-looking statements.  In this context, words such as "believes," "expects," "estimates," "anticipates," "will," "should" and similar words or phrases often identify forward-looking statements made on behalf of Cat Financial.  These statements are only predictions.  Actual events or results may differ materially due to factors that affect international businesses, including changes in economic conditions and ongoing significant challenges and disruptions in the global financial and credit markets, and change in laws and regulations and political stability, as well as factors specific to Cat Financial and the markets we serve, including the market’s acceptance of the Company’s products and services, the creditworthiness of customers, interest rate and currency rate fluctuations and estimated residual values of leased equipment.  Those risk factors may not be exhaustive.  We operate in a continually changing business environment, and new risk factors emerge from time to time.  We cannot predict these new risk factors, nor can we assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements.  Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.  Moreover, we do not assume responsibility for the accuracy and completeness of those statements.  All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the captions "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K could cause results to differ materially from those projected in the forward-looking statements.  We do not undertake to update our forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We use derivative financial instruments to prudently manage foreign currency exchange rate and interest rate exposure that we encounter as a part of our normal business.  Our Risk Management Policy prevents us from using these instruments for speculative purposes.

Interest rate risk
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

In order to properly manage our sensitivity to changes in interest rates, we measure the potential impact of different interest rate assumptions on pre-tax earnings.  All on-balance sheet positions, including derivative financial instruments, are included in the analysis.  The primary assumptions used in the analysis are that there are no new fixed rate assets or liabilities, the proportion of fixed rate debt to fixed rate assets remains unchanged and the level of floating rate assets and debt remain constant.  An analysis of the December 31, 2008 balance sheet, using these assumptions, estimates the impact of a 100 basis point immediate and sustained parallel rise in interest rates to be a $28 million decrease to pre-tax earnings for 2008.

This analysis does not necessarily represent our current outlook of future market interest rate movement, nor does it consider any actions management could undertake in response to changes in interest rates.  Accordingly, no assurance can be given that actual results would be consistent with the results of our analysis.

Foreign exchange rate risk
In managing foreign currency risk, our objective is to minimize earnings volatility resulting from conversion and the remeasurement of net foreign currency balance sheet positions.  Our policy allows the use of foreign currency forward and option contracts to offset the risk of currency mismatch between our assets and liabilities.  An analysis of the December 31, 2008 balance sheet estimates the impact of a 20 percent change in the value of the U.S. dollar relative to all other currencies to be an $11 million decrease (given an appreciation in the U.S. dollar) or a $8 million increase (given a depreciation in the U.S. dollar) to pre-tax earnings.

This analysis does not necessarily represent our current outlook for the U.S. dollar relative to all other currencies, nor does it consider any actions management could undertake in response to changes in the foreign currency markets.  Accordingly, no assurance can be given that actual results would be consistent with the results of our analysis.

Fair value of retained interests
We retain interests in the retail finance receivables that are sold through our asset-backed securitization program.  Retained interests include subordinated certificates, an interest in future cash flows (excess) and reserve accounts.  To estimate the impact on income due to changes to the key economic assumptions used to estimate the fair value of residual cash flows in retained interests from retail finance receivable securitizations, we compute a "shocked" fair value of retained interests.  The difference between the current fair value and the "shocked" fair value is an estimate of our sensitivity to a change in the assumptions.  We determine the "shocked" fair value by applying 10 percent and 20 percent adverse changes to individual assumptions used to calculate the fair value.  This estimate does not adjust for other variations that may occur should one of the assumptions actually change.  Accordingly, no assurance can be given that actual results would be consistent with the results of our estimate.  The effect of a variation in a particular assumption on the fair value of residual interest in securitization transactions was calculated without changing any other assumptions and changes in one factor may result in changes in another.  Our sensitivity analysis indicated that the impact of a 20 percent adverse change in individual assumptions used to calculate the fair value of all our retained interests as of December 31, 2008 would be $8 million or less.

Item 8. Financial Statements and Supplementary Data.

Information required by Item 8 is included following the Report of Independent Registered Public Accounting Firm.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Exchange Act Rule 13a-15(e).  Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on our assessment we concluded that, as of December 31, 2008, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2008, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm.  Their report appears immediately following Management’s Report on Internal Control over Financial Reporting.

Changes in Internal Control Over Financial Reporting
There has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

  None.

PART III

Item 14. Principal Accountant Fees and Services.

As a wholly-owned subsidiary of Caterpillar Inc., our principal accountant fees and services are subject to Caterpillar Inc.’s Audit Committee pre-approval policies and procedures described in its Proxy Statement.  This Proxy Statement can be located at Caterpillar Inc.’s Internet site (www.cat.com), under About Cat, Investor Information, SEC filings.  Other than these policies and procedures, the information contained at that Internet site is not incorporated by reference in this filing.  During 2008, all services provided by the external auditor were pre-approved by Caterpillar’s Audit Committee in accordance with such policy.

Fees paid to Cat Financial auditor’s firm were comprised of the following:

(Millions of dollars)	2008	2007
Audit fees	$3.6	$3.6
Audit-related fees (1)	.7	.4
Tax fees (2)	.8	.6
All other fees (3)	-	.1

Total	$5.1	$4.7

(1)	"Audit-related fees" principally include agreed upon procedures for securitizations and accounting consultations.

(2)	"Tax fees" include, among other things, statutory tax return preparation and review and advising on the impact of changes in local tax laws.

(3)	"All other fees" principally include translation services and attendance at training classes/seminars.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report.

1.	Financial Statements
•	Management’s Report on Internal Control Over Financial Reporting
•	Report of Independent Registered Public Accounting Firm
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

10.4
Amendment No. 1 to Japan Local Currency Addendum to the 2006 Five-Year Credit Agreement among the Company, Caterpillar, Caterpillar Finance Corporation, the Japan Local Currency Banks named therein, Citibank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (incorporated by reference from Exhibit 99.5 to the Company’s Current Report on Form 8-K, filed January 26, 2009).

10.5
Local Currency Addendum to the 2006 Five-Year Credit Agreement among the Company, Caterpillar International Finance p.l.c., the Local Currency Banks named therein, Citibank, N.A. and Citibank International plc (incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed September 27, 2006).

10.6
Amendment No. 1 to Local Currency Addendum to the 2006 Five-Year Credit Agreement among the Company, Caterpillar International Finance p.l.c., the Local Currency Banks named therein, Citibank, N.A. and Citibank International plc (incorporated by reference from Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed January 26, 2009).

10.7
Amendment No. 1 to the 2006 Five-Year Credit Agreement among the Company, Caterpillar, Caterpillar Finance Corporation and Caterpillar International Finance p.l.c., the Banks, Japan Local Currency Banks and Local Currency Banks named therein, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Citibank International plc and Citibank, N.A. (incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed October 31, 2008).

10.8
Omnibus Amendment and Waiver Agreement (Amendment No. 2) to the 2006 Five-Year Credit Agreement among the Company, Caterpillar, Caterpillar Finance Corporation, Caterpillar International Finance p.l.c., the Banks and Local Currency Banks named therein, Citibank International plc and Citibank, N.A. (incorporated by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed October 31, 2008).

10.9
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

10.10
Amendment No. 4 to the 2006 Five-Year Credit Agreement among the Company, Caterpillar, Caterpillar Finance Corporation and Caterpillar International Finance Limited (f/k/a Caterpillar International Finance p.l.c.), the Banks, Japan Local Currency Banks and Local Currency Banks named therein, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Citibank International plc and Citibank, N.A. (incorporated by reference from Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed January 26, 2009).

10.11
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

10.12
Japan Local Currency Addendum to the 2007 Five-Year Credit Agreement among the Company, Caterpillar Finance Corporation, the Japan Local Currency Banks named therein, Citibank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed September 26, 2007).

10.13
Amendment No. 1 to Japan Local Currency Addendum to the 2007 Five-Year Credit Agreement among the Company, Caterpillar Finance Corporation, the Japan Local Currency Banks named therein, Citibank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (incorporated by reference from Exhibit 99.6 to the Company’s Current Report on Form 8-K, filed January 26, 2009).

10.14
Amendment No. 1 to the 2007 Five-Year Credit Agreement among the Company, Caterpillar and Caterpillar Finance Corporation, the Banks and Japan Local Currency Banks named therein, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Citibank, N.A. (incorporated by reference from Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed September 23, 2008).

10.15
Amendment No. 2 to the 2007 Five-Year Credit Agreement among the Company, Caterpillar and Caterpillar Finance Corporation, the Banks and Japan Local Currency Banks named therein, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Citibank, N.A. (incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed January 26, 2009).

10.16
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

10.17
Amendment No. 1 to the 2008 364-Day Credit Agreement among the Company, Caterpillar, Caterpillar Finance Corporation, the Banks and Japan Local Currency Banks named therein, The Bank of Tokyo Mitsubishi UFJ, Ltd. (as Japan local currency agent and bank), and Citibank, N.A. (as agent) (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed January 26, 2009).

10.18
Japan Local Currency Addendum to the 2008 364-Day Credit Agreement among the Company, Caterpillar Finance Corporation, the Japan Local Currency Banks named therein, Citibank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed September 23, 2008).

10.19
364-Day Credit Agreement dated July 15, 2008, among the Company, the financial institutions named therein and Société Générale (incorporated by reference from Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q, filed October 31, 2008).

10.20
Amendment No. 1 to the 364-Day Credit Agreement dated July 15, 2008, among the Company, the financial institutions named therein and Société Générale (incorporated by reference from Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q, filed October 31, 2008).

10.21
Amendment No. 2 to the 364-Day Credit Agreement dated July 15, 2008, among the Company, the financial institutions named therein and Société Générale (incorporated by reference from Exhibit 99.7 to the Company’s Current Report on Form 8-K, filed January 26, 2009).

12	Computation of Ratio of Profit to Fixed Charges
23	Consent of Independent Registered Public Accounting Firm.
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

Caterpillar Financial Services Corporation
(Registrant)

Dated: February 20, 2009	By:	/s/ Michael G. Sposato
Michael G. Sposato, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title
February 20, 2009	/s/ Kent M. Adams Kent M. Adams	President, Director and Chief Executive Officer

February 20, 2009	/s/ Edward J. Rapp Edward J. Rapp	Director

February 20, 2009	/s/ James A. Duensing James A. Duensing	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

February 20, 2009	/s/ Steven R. Elsesser Steven R. Elsesser	Controller (Principal Accounting Officer)

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on our assessment we concluded that, as of December 31, 2008, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2008, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm.  Their report appears immediately following Management’s Report on Internal Control over Financial Reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Caterpillar Financial Services Corporation:

In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of profit, changes in stockholder's equity and cash flows present fairly, in all material respects, the financial position of Caterpillar Financial Services Corporation and its subsidiaries (the "Company") at December 31, 2008, 2007, and 2006, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1M to the consolidated financial statements, effective January 1, 2008 the Company adopted Statement of Financial Accounting Standards No.157, "Fair Value Measurements."

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
February 19, 2009

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF PROFIT
For the Years Ended December 31,
 (Dollars in Millions)

	2008	2007	2006
Revenues:
Retail finance	$1,654	$1,535	$1,315
Operating lease	931	864	806
Wholesale finance	346	430	491
Other	68	169	151
Total revenues	2,999	2,998	2,763

Expenses:
Interest	1,159	1,132	1,029
Depreciation on equipment leased to others	724	671	631
General, operating, and administrative	391	355	337
Provision for credit losses	192	97	68
Other	28	15	10
Total expenses	2,494	2,270	2,075

Profit before income taxes	505	728	688

Provision for income taxes (Note 12)	120	234	215
Profit	$385	$494	$473

            See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
At December 31,
(Dollars in Millions, except share data)

	2008	2007	2006
Assets:
Cash and cash equivalents	$1,080	$185	$136
Finance receivables (Notes 2 and 3)
Retail notes receivable	8,209	5,887	5,021
Wholesale notes receivable	3,483	3,570	5,098
Notes receivable from Caterpillar (Note 14)	81	74	75
Finance leases and installment sale contracts - Retail	16,912	17,287	15,269
Finance leases and installment sale contracts - Wholesale	610	649	420
	29,295	27,467	25,883
Less: Unearned income	(1,817)	(2,022)	(1,874)
Less: Allowance for credit losses	(395)	(353)	(319)
Total net finance receivables	27,083	25,092	23,690

Equipment on operating leases,
less accumulated depreciation (Note 5)	3,028	2,989	2,562
Deferred and refundable income taxes (Note 12)	127	69	40
Other assets	1,764	1,094	908
Total assets	$33,082	$29,429	$27,336

Liabilities and stockholder’s equity:
Payable to dealers and others	$255	$310	$286
Payable to Caterpillar – other (Note 14)	60	33	34
Accrued expenses	476	263	257
Income taxes payable	36	81	98
Payable to Caterpillar – borrowings (Note 14)	435	275	87
Short-term borrowings (Note 8)	7,077	6,184	5,398
Current maturities of long-term debt (Note 9)	5,036	4,947	4,038
Long-term debt (Note 9)	15,598	13,230	13,521
Deferred income taxes and other liabilities (Note 12)	598	435	379
Total liabilities	29,571	25,758	24,098

Commitments and contingent liabilities (Note 11)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid-in amount)	745	745	745
Retained earnings	2,803	2,418	2,177
Accumulated other comprehensive income/(loss)	(37)	508	316
Total stockholder’s equity	3,511	3,671	3,238

Total liabilities and stockholder’s equity	$33,082	$29,429	$27,336

See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
For the Years Ended December 31,
 (Dollars in Millions)

	2008		2007		2006
Common stock – one share (at paid-in amount):
Balance at beginning of year	$745		$745		$745
Balance at year-end	745		745		745

Retained earnings:
Balance at beginning of year	2,418		2,177		2,054
Adjustment to adopt FIN 48	-		(3)		-
Profit	385	$385	494	$494	473	$473
Dividend paid to Cat Inc.	-		(250)		(350)
Balance at year-end	2,803		2,418		2,177

Accumulated other comprehensive income/(loss):
Foreign currency translation adjustment
Balance at beginning of year, net of tax of: 2008 – $ -; 2007 – $ -; 2006 – $ -	517		295		141
Aggregate adjustment for year, net of tax of: 2008 – $133; 2007 – $ -; 2006 – $ -	(477)	(477)	222	222	154	154
Balance at year-end, net of tax of: 2008 – $133; 2007 – $ -; 2006 – $ -	40		517		295
Interest rate derivative instruments (Notes 1G and 10)
Balance at beginning of year net of tax of: 2008 – $8; 2007 – $9; 2006 – $13	(11)		16		22
Net gains/(losses) deferred during year net of tax of: 2008 – $38; 2007 – $7; 2006 – $5	(75)	(75)	(11)	(11)	6	6
Net (gains)/losses reclassed to earnings during year net of tax of: 2008 – $8; 2007 – $10; 2006 – $9	16	16	(16)	(16)	(12)	(12)
Balance at year-end net of tax of: 2008 – $38; 2007 – $8; 2006 – $9	(70)		(11)		16
Retained interests
Balance at beginning of year, net of tax of: 2008 – $1; 2007 – $3; 2006 – $2	2		5		4
Aggregate adjustment for year, net of tax of: 2008 – $5; 2007 – $2; 2006 – $1	(9)	(9)	(3)	(3)	1	1
Balance at year-end, net of tax of: 2008 – $4; 2007 – $1; 2006 – $3	(7)		2		5
Total accumulated other comprehensive income/(loss)	(37)		508		316

Comprehensive income/(loss)		$(160)		$686		$622

Total stockholder's equity	$3,511		$3,671		$3,238

See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
 (Dollars in Millions)

	2008	2007	2006
Cash flows from operating activities:
Profit	$385	$494	$473
Adjustments for non-cash items:
Depreciation and amortization	755	702	654
Amortization of receivables purchase discount	(243)	(327)	(386)
Provision for credit losses	192	97	68
Gain on sales of receivables and securities	(30)	(19)	(21)
Other, net	83	(20)	(20)
Changes in assets and liabilities:
Receivables from others	(107)	(95)	5
Other receivables/payables with Caterpillar	82	(30)	(5)
Payable to dealers and others	(63)	9	59
Accrued interest payable	112	51	(23)
Accrued expenses and other liabilities, net	59	9	(32)
Income taxes receivable/payable	(140)	(18)	26
Other assets, net	(7)	4	2
Net cash provided by operating activities	1,078	857	800

Cash flows from investing activities:
Expenditures for equipment on operating leases and for non-leased equipment	(1,608)	(1,366)	(1,152)
Proceeds from disposals of equipment	952	775	818
Additions to finance receivables	(37,811)	(36,251)	(35,561)
Collections of finance receivables	32,135	33,456	32,670
Proceeds from sales of receivables	2,459	2,378	2,110
Net change in Notes receivable from Caterpillar	27	2	14
Other, net	49	(23)	76
Net cash used in investing activities	(3,797)	(1,029)	(1,025)

Cash flows from financing activities:
Payable to Caterpillar – borrowings and other	168	177	(123)
Proceeds from debt issued (original maturities greater than three months)	16,257	10,815	9,814
Payments on debt issued (original maturities greater than three months)	(14,139)	(10,285)	(9,531)
Short-term borrowings, net (original maturities three months or less)	1,337	(256)	457
Dividend paid to Cat Inc.	-	(250)	(350)
Other	3	10	4
Net cash provided by financing activities	3,626	211	271

Effect of exchange rate changes on cash	(12)	10	3

Increase in cash and cash equivalents	895	49	49

Cash and cash equivalents at beginning of year	185	136	87

Cash and cash equivalents at end of year	$1,080	$185	$136
Cash paid for interest	$1,163	$1,127	$1,009
Cash paid for taxes	$155	$228	$197

See Notes to Consolidated Financial Statements.
All short-term investments, which consist primarily of highly liquid investments with original maturities of less than three months, are considered to be cash equivalents.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    A.   Nature of operations

Caterpillar Financial Services Corporation, a Delaware corporation organized in 1981 (together with its subsidiaries, "Cat Financial," "the Company," "we" and "our"), is a wholly-owned finance subsidiary of Caterpillar Inc. (together with its other subsidiaries, "Caterpillar" or "Cat").  Our primary business is to provide retail and wholesale financing alternatives for Caterpillar products to customers around the world.  Such retail financing is primarily comprised of financing of Caterpillar equipment, machinery and engines.  In addition, we also provide financing for vehicles, power generation facilities and marine vessels that, in most cases, incorporate Caterpillar products.  We also provide wholesale financing to Caterpillar dealers and purchase short-term dealer receivables from Caterpillar.

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

We consolidate all variable interest entities where we are the primary beneficiary.  For variable interest entities, we assess whether we are the primary beneficiary as prescribed by FASB Interpretation 46R, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" (FIN 46R).  The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns or both.  Please refer to Note 11 for more information.

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

F.   Debt issuance costs

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

All derivatives are recognized on the Consolidated Statements of Financial Position at their fair value.  All derivatives in a net receivable position are included in Other assets, and those in a net liability position are included in Accrued expenses.  On the date the derivative contract is entered, we designate the derivative as (1) a hedge of the fair value of a recognized liability ("fair value" hedge); (2) a hedge of a forecasted transaction or the variability of cash flow to be paid ("cash flow" hedge); or (3) an "undesignated" instrument.  Changes in the fair value of a derivative that is qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged liability that is attributable to the hedged risk, are recorded in current earnings.  Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge are recorded in other comprehensive income until earnings are affected by the forecasted transaction or the variability of cash flow and are then reported in current earnings.  Changes in the fair value of undesignated derivative instruments and the ineffective portion of designated derivative instruments are reported in current earnings.  Cash flows from designated derivative financial instruments are classified within the same category as the item being hedged on the Consolidated Statements of Cash Flows.  Cash flows from undesignated derivative financial instruments are included in the investing category on the Consolidated Statements of Cash Flows.

We formally document all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions.  This process includes linking all derivatives that are designated as fair value hedges to specific liabilities on the Consolidated Statements of Financial Position and linking cash flow hedges to specific forecasted transactions or variability of cash flow.

We also formally assess, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flow of hedged items.  When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, we discontinue hedge accounting prospectively, in accordance with Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities."  Please refer to Note 10 for more information on derivatives, including the methods used to account for them.

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

When appropriate, we combine certain of our income tax filings with those of Caterpillar.  In such instances, we pay to or receive from Caterpillar our allocated share of income taxes or credits, in accordance with our tax sharing agreement with Caterpillar.

J.   Foreign currency translation

Assets and liabilities of foreign subsidiaries (the majority of which use the local currency as their functional currency) are translated at current exchange rates.  The effects of translation adjustments are reported as a separate component of Accumulated other comprehensive income entitled "Foreign currency translation adjustment."  Gains and losses resulting from the translation of foreign currency amounts to functional currency are included in Other revenues on the Consolidated Statements of Profit.

K.   Sales and servicing of finance receivables

We periodically sell certain finance receivables relating to our retail installment sale contracts and finance leases as part of our asset-backed securitization program.  We retain interests in the retail finance receivables that are sold through this program. Retained interests include subordinated certificates, an interest in future cash flows (excess), reserve accounts and servicing rights.  The retained interests are recorded in Other assets at fair value.  We estimate fair value based on the present value of future expected cash flows using key assumptions for credit losses, pre-payment rates and discount rates.  Gains or losses are recorded in Other revenues at the time of sale and are based on the estimated fair value of the assets sold and retained and liabilities incurred, net of transaction costs.

In addition, we have sold interests in wholesale receivables to third-party commercial paper conduits, where we retain the remaining interests in the receivables and servicing rights.  The carrying value of the remaining interests approximates fair value due to the short-term nature of these receivables and is included in Wholesale notes receivable.  Gains or losses included in Other revenues are principally the difference between the unearned discount on the sold portion, less the related costs.

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

M.   New accounting pronouncements

SFAS 155 – In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155 (SFAS 155), "Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140."  SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to separate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis.  This new accounting standard was effective January 1, 2007.  The adoption of SFAS 155 did not have a material impact on our financial statements.

SFAS 156 – In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 (SFAS 156), "Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140."  SFAS 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable.  In addition, this Statement permits an entity to choose between two measurement methods (amortization method or fair value measurement method) for each class of separately recognized servicing assets and liabilities.  This new accounting standard was effective January 1, 2007.  The adoption of SFAS 156 did not have a material impact on our financial statements.

FIN 48 – In June 2006, the FASB issued FIN 48 "Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109" to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies that a tax position must be more likely than not of being sustained before being recognized in the financial statements. As required, we adopted the provisions of FIN 48 as of January 1, 2007.  The following table summarizes the effect of the initial adoption of FIN 48.  See Note 12 for additional information.

Initial adoption of FIN 48	January 1, 2007 Prior to FIN 48 Adjustment	FIN 48 Adjustment	January 1, 2007 Post FIN 4 Adjustment
(Millions of dollars)
Income taxes payable	$98	$15	$113
Deferred income taxes and other liabilities	379	(12)	367
Retained earnings	2,177	(3)	2,174

SFAS 157 – In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), "Fair Value Measurements."  SFAS 157 provides a common definition of fair value and a framework for measuring assets and liabilities at fair values when a particular standard prescribes it.  In addition, the Statement expands disclosures about fair value measurements.  In February 2008, the FASB issued final Staff Positions that (1) deferred the effective date of this Statement for one year for certain nonfinancial assets and nonfinancial liabilities (see below) and (2) removed certain leasing transactions from the scope of the Statement.  We applied this new accounting standard to all other fair value measurements effective January 1, 2008.  The application of SFAS 157 resulted in a decrease to Other revenues in the Consolidated Statements of Profit of $27 million for 2008.  See Note 13 for additional information.

FSP 157-2 – In February 2008, the FASB issued FASB Staff Position on Statement 157 "Effective Date of FASB Statement No. 157", (FSP 157-2).  FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed on a recurring basis, to fiscal years beginning after November 15, 2008.  We do not have significant nonfinancial assets and liabilities that could be impacted by this deferral.  The adoption of FSP 157-2 is not expected to have a material impact on our financial statements.

FSP 157-3 – In October 2008, the FASB issued FASB Staff Position on Statement 157, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" (FSP 157-3).  FSP 157-3 clarifies how SFAS 157 should be applied when valuing securities in markets that are not active by illustrating key considerations in determining fair value.  It also reaffirms the notion of fair value as the exit price as of the measurement date.  FSP 157-3 was effective upon issuance, which included periods for which financial statements have not yet been issued.  This new accounting standard has been adopted for our financial statements starting July 1, 2008.  The adoption of FSP 157-3 did not have a material impact on our financial statements.

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

SFAS 162 – In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (SFAS 162), "The Hierarchy of Generally Accepted Accounting Principles."  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP.  SFAS 162 was effective November 16, 2008.  This statement did not result in a change in our current practice.

FSP FAS 140-4 and FIN 46(R)-8 – In December 2008, the FASB issued FASB Staff Position on Statement 140 and FIN 46(R) "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities" (FSP FAS 140-4 and FIN 46(R)-8).  This FSP expands the disclosure requirements in SFAS 140 and FIN 46(R) by requiring additional information about companies’ involvement with variable interest entities (VIEs) and their continuing involvement with transferred financial assets.  This new accounting standard has been adopted for our financial statements ended December 31, 2008.  The adoption of FSP FAS 140-4 and FIN 46(R)-8 did not have a material impact on our financial statements.

FSP EITF 99-20-1 – In January 2009, the FASB issued FASB Staff Position on EITF Issue No. 99-20, "Amendments to the Impairment Guidance of EITF Issue No. 99-20" (FSP EITF 99-20-1).  FSP EITF 99-20-1 aligns the impairment guidance in EITF Issue No. 99-20 with that in Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities."  It changes how companies determine whether an other-than-temporary impairment exists for certain beneficial interests by allowing management to exercise more judgment.  This new accounting standard has been adopted for our financial statements ended December 31, 2008.  The adoption of FSP EITF 99-20-1 did not have a material impact on our financial statements.

    NOTE 2 – RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

The contractual maturities and future scheduled payments of outstanding receivables, as of December 31, 2008, were:

(Millions of dollars)
Amounts due in	Retail Installment Sale Contracts	Wholesale Installment Sale Contracts	Retail Finance Leases	Wholesale Finance Leases	Retail Notes	Wholesale Notes	Total

2009	$2,950	$210	$3,374	$114	$2,937	$3,122	$12,707
2010	1,989	10	2,397	50	1,481	204	6,131
2011	1,249	15	1,450	32	1,095	143	3,984
2012	642	13	652	6	729	12	2,054
2013	241	24	239	2	743	1	1,250
Thereafter	129	-	213	1	1,224	1	1,568
	7,200	272	8,325	205	8,209	3,483	27,694
Residual value	-	-	1,387	133	-	-	1,520
Less: Unearned income	(674)	(7)	(953)	(15)	(108)	(60)	(1,817)

Total	$6,526	$265	$8,759	$323	$8,101	$3,423	$27,397
Add: Notes receivable from Caterpillar							81
Less: Allowance for credit losses							(395)
Total net finance receivables							$27,083

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

(Millions of dollars)	2008		2007	2006
Impaired loans/finance leases for which there is a related allowance for credit losses (related allowance of $59(1) million, $35 million and $26 million, respectively)	$258	(1)	$166	$133
Impaired loans/finance leases for which there is no related allowance for credit losses (due to sufficient collateral value)	221		53	60
Total investment in impaired loans/finance leases as of December 31,	$479		$219	$193

Average investment in impaired loans/finance leases	$306		$200	$168

(1)	Includes impaired loans of $108 million primarily reflecting the fair value of the loan's associated collateral. See Note 13 for more information.

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

(Millions of dollars)	2008	2007	2006
Investment in loans/leases on non-accrual status as of December 31,	$422	$232	$190
Investment in loans/leases past due over 90 days and still accruing	$119	$47	$18

In estimating the allowance for credit losses, we review accounts that are past due, non-performing or in bankruptcy.

Allowance for credit losses activity for the year ended December 31,

(Millions of dollars)	2008	2007	2006
Balance at beginning of year	$353	$319	$302
Provision for credit losses	192	97	68
Receivables written off	(144)	(91)	(63)
Recoveries on receivables previously written off	23	23	16
Adjustment due to securitization of receivables	(13)	(9)	(13)
Foreign currency translation adjustment	(16)	14	9
Balance at end of year	$395	$353	$319

Allowance for credit losses as a percent of finance receivables (excluding Notes receivable from Caterpillar), net of unearned income	1.44%	1.39%	1.33%

NOTE 3 – FINANCE LEASES

The components of finance leases as of December 31, were as follows:

(Millions of dollars)	2008	2007	2006
Total minimum lease payments receivable	$8,530	$8,046	$6,757
Estimated residual value of leased assets:
Guaranteed	791	799	572
Unguaranteed	729	747	676
	10,050	9,592	8,005
Less: Unearned income	(968)	(959)	(820)
Net finance leases	$9,082	$8,633	$7,185

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

Securitized Retail Installment Sales Contracts and Finance Leases
We periodically sell certain finance receivables relating to our retail installment sale contracts and finance leases to special purpose entities (SPEs) as part of our asset-backed securitization program.  The SPEs have limited purposes and generally are only permitted to purchase the finance receivables, issue asset-backed securities and make payments on the securities.  The SPEs only issue a single series of securities and generally are dissolved when those securities have been paid in full.  The SPEs, typically trusts, are considered to be qualifying special-purpose entities (QSPEs) and thus, in accordance with SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," (SFAS 140) are not consolidated.  The QSPEs issue debt to pay for the finance receivables they acquire from us.  The primary source for repayment of the debt is the cash flows generated from the finance receivables owned by the QSPEs.  The assets of the QSPEs are legally isolated and are not available to pay our creditors or any other of our affiliates.  For bankruptcy analysis purposes, Cat Financial has sold the finance receivables to the QSPEs in a true sale and the QSPEs are separate legal entities.  The investors and the securitization trusts have no recourse to any of our other assets for failure of debtors to pay when due.

We retain interests in the retail finance receivables that are sold through our asset-backed securitization program.  Retained interests include subordinated certificates, an interest in future cash flows (excess) and reserve accounts.  Retained interests in securitized assets are classified as available-for-sale securities and are included in Other assets in our Consolidated Statements of Financial Position at fair value in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."  We estimate fair value based on the present value of future expected cash flows using key assumptions for credit losses, prepayment rates and discount rates. These assumptions are based on our historical experience, market trends and anticipated performance relative to the particular assets securitized.  We periodically review the key assumptions and estimates used in determining the fair value of our retained interests with unrealized gains and losses recorded in the Consolidated Statements of Financial Position as part of Accumulated other comprehensive income.  If based on current information and events, it is probable that there has been an adverse change in estimated cash flows, an "other-than-temporary" impairment is recorded and included in profit to write down the retained interest to estimated fair value.  We retain credit risk in the retail finance receivables that are sold through our asset-backed securitizations because our retained interests are subordinate to the investors’ interests.  Any credit losses in the pool of securitized assets would be limited to our retained interests.

During 2008, 2007 and 2006, we sold certain finance receivables relating to our retail installment sale contracts and finance leases to a SPE as part of our asset-backed securitization program.  A net gain of $12 million in 2008 ($4 million in 2007 and $7 million in 2006) was recorded in Other revenues in our Consolidated Statements of Profit at the time of the sale and was based on the estimated fair value of the assets sold and retained and liabilities incurred, net of transaction costs.  Retained interests include subordinated certificates with an initial fair value of $27 million in 2008 ($- in 2007 and $4 million in 2006), an interest in future cash flows (excess) with an initial fair value of $8 million in 2008 ($2 million in 2007 and $3 million in 2006) and reserve accounts with an initial fair value of $9 million in 2008 ($9 million in 2007 and $10 million in 2006).

    Significant assumptions used to estimate the fair value of the retained interests at the time of the transaction were:

	2008	2007	2006
Discount rate	7.2%	8.4%	11.2%
Weighted-average prepayment rate	14.5%	14.0%	14.0%
Expected credit losses	1.6%	1.5%	1.5%

During 2008, the assumptions used to determine the fair value of our retained interests in the securitization transactions were reviewed.  The most significant change was an increase in the credit loss assumption due to the continued softening of industries related to the U.S. housing market.  This resulted in a $27 million impairment charge to the retained interests for the year ended December 31, 2008.  The impairment charge was recorded in Other revenues on our Consolidated Statements of Profit.

To maintain competitiveness in the capital markets and to have effective and efficient use of alternative funding sources, we may from time to time provide additional reserve support to previously issued asset-backed securitizations. During the third quarter of 2008, we deposited $19 million into a supplemental reserve account for the 2007 securitization transaction to maintain the credit ratings assigned to the transaction, as loss experiences have been higher than anticipated primarily due to the softening of industries related to the U.S. housing market.  This resulted in an increase in our retained interests.

During 2008, 2007 and 2006, we also retained servicing responsibilities and received a fee of approximately one percent of the remaining value of the finance receivables for our servicing responsibilities.  We generally do not record a servicing asset or liability since the servicing fee is considered fair market compensation.  Servicing income is included in Other revenues on our Consolidated Statements of Profit.

As of December 31, 2008, 2007 and 2006, the fair value of the retained interests in all securitizations of retail finance receivables outstanding totaled $52 million, $49 million and $68 million, respectively.  Key assumptions used to determine the fair value of the retained interests as of such dates were:

	2008	2007	2006
Cash flow weighted average discount rates on retained interests	16.7% to 23.3%	8.3% to 11.5%	5.9% to 9.1%
Weighted-average maturity in months	28	30	31
Expected prepayment rate	19.0%	14.0%	14.0%
Expected credit losses	1.7% to 3.1%	0.6% to 1.3%	0.5% to 1.3%

To estimate the impact on income due to changes to the key economic assumptions used to estimate the fair value of residual cash flows in retained interests from retail finance receivable securitizations, we compute a "shocked" fair value of retained interests.  The difference between the current fair value and the "shocked" fair value is an estimate of our sensitivity to a change in the assumptions.  We determine the "shocked" fair value by applying 10 percent and 20 percent adverse changes to individual assumptions used to calculate the fair value.  This estimate does not adjust for other variations that may occur should one of the assumptions actually change.  Accordingly, no assurance can be given that actual results would be consistent with the results of our estimate. The effect of a variation in a particular assumption on the fair value of residual interest in securitization transactions was calculated without changing any other assumptions and changes in one factor may result in changes in another.  Our sensitivity analysis indicated that the impact of a 20 percent adverse change in individual assumptions used to calculate the fair value of all our retained interests as of December 31, 2008, 2007 and 2006 would be $8 million or less, $2 million or less and $3 million or less, respectively.

Characteristics of securitized retail receivables
(Millions of dollars)	2008	2007	2006
Total securitized principal balance at December 31,	$909	$1,159	$1,227
Average securitized principal balance for the year ended December 31,	$1,147	$1,064	$1,162
Loans > 30 days past due at year ended December 31,	$98	$65	$34
Net credit losses during the year	$23	$9	$5

 Cash flows from retail securitizations
(Millions of dollars)	2008	2007	2006
Cash proceeds from initial sales of receivables	$600	$650	$947
Purchases of contracts through clean-up calls	$81	$64	$63
Servicing fees received	$12	$11	$12
Other cash flows received on retained interests	$25	$35	$41

Sale of Interests in Wholesale Receivables
We purchase "NACD Receivables" at a discount.  The discount is an estimate of the amount of financing revenue that would be earned at a market rate on the NACD Receivables over their expected life.  We have sold interests in the NACD Receivables through a revolving structure to third-party commercial paper conduits, asset-backed commercial paper issuers that are SPEs of the sponsor bank and are not consolidated by us. In accordance with SFAS 140, the transfers to the conduits are accounted for as sales.  The gain, included in Other revenues on our Consolidated Statements of Profit, is principally the difference between the unearned discount on the NACD Receivables sold to the third-party commercial paper conduits less related costs incurred over their remaining term.  Expected credit losses are assumed to be zero because dealer receivables have historically had no losses and none are expected in the future.  We receive an annual servicing fee of approximately 0.5 percent of the average outstanding principal balance of the interests in the NACD Receivables sold to the third-party commercial paper conduits.  We generally do not record a servicing asset or liability since the servicing fee is considered fair market compensation.  During 2008, 2007 and 2006, we recognized a pre-tax gain on the sale of wholesale receivables of $6 million, $9 million and $4 million, respectively.  As of December 31, 2008, 2007 and 2006, the outstanding principal balance of the NACD Receivables sold to the conduits was $240 million.

The NACD Receivables not sold to the third-party commercial paper conduits as of December 31, 2008, 2007 and 2006, of $1.432 billion, $1.233 billion and $2.718 billion, respectively, are included in Wholesale notes receivable in our Consolidated Statements of Financial Position.  The discount on these NACD Receivables is amortized on an effective yield basis over the life of the NACD Receivables and recognized as Wholesale finance revenue.  Because the receivables are short-term in nature, the carrying amount approximates the fair value.

The cash collections from the NACD Receivables are first applied to satisfy any obligations to the third-party commercial paper conduits.  The third-party commercial paper conduits have no recourse to our assets, other than the NACD Receivables that we continue to hold.

 Cash flows from sale of interests in wholesale receivables
(Millions of dollars)	2008	2007	2006
Cash proceeds from sales of receivables to conduit	$1,510	$1,512	$1,043
Servicing fees received	$1	$1	$1
Cash flows received on the interests that continue to be held	$11,270	$13,680	$15,168

In addition to the NACD Receivables, we purchase other trade receivables from Caterpillar entities at a discount. The discount is an estimate of the amount of financing revenue that would be earned at a market rate on these trade receivables over their expected life.  The discount is amortized into revenue on an effective yield basis over the life of the receivables and recognized as Wholesale finance revenue.  Amortized discounts for the NACD and other trade receivables were $243 million, $327 million and $386 million for the year ended December 31, 2008, 2007 and 2006, respectively.  In the Consolidated Statements of Cash Flows, collection of the discount is included in investing activities as the receivables are collected.

Other Managed Assets
We also sell individual leases and finance receivables to third parties with limited or no recourse to us in order to either reduce our concentration of credit risk related to certain customers or as an additional source of liquidity.  In accordance with SFAS 140, the transfers to the third parties are accounted for as sales.  In 2008, 2007 and 2006, we received $379 million, $245 million and $173 million, respectively, of cash proceeds and recognized pre-tax gains of $12 million, $7 million and $6 million, respectively from the sale of such contracts.  We maintain servicing for these third-party assets, which totaled $633 million, $441 million and $362 million as of December 31, 2008, 2007 and 2006, respectively.  Since we do not receive a servicing fee for these assets, a servicing liability is recorded at fair value.  As of December 31, 2008, 2007 and 2006 this liability was not significant.

Total off-balance sheet managed assets as of December 31,
(Millions of dollars)	2008	2007	2006

Securitized Retail Installment Sale Contracts and Finance Leases
Installment sale contracts securitized	$877	$1,105	$1,174
Finance leases securitized	32	54	53
Less: Retained interests (included in Other assets)	(52)	(49)	(68)
Off-balance sheet securitized retail receivables	857	1,110	1,159

Sales of Interests in Wholesale Receivables
Wholesale receivables	240	240	240

Other Managed Assets
Retail installment sale contracts	283	122	111
Retail finance leases	198	155	90
Operating leases	122	128	119
Retail notes receivable	30	36	42
Other managed receivables/leases	633	441	362

Total off-balance sheet managed assets	$1,730	$1,791	$1,761

   NOTE 5 – EQUIPMENT ON OPERATING LEASES

Components of equipment on operating leases, less accumulated depreciation as of December 31, were as follows:

(Millions of dollars)	2008	2007	2006
Equipment on operating leases, at cost	$4,421	$4,466	$3,833
Less: Accumulated depreciation	(1,393)	(1,477)	(1,271)

Equipment on operating leases, net	$3,028	$2,989	$2,562

At December 31, 2008, scheduled minimum rental payments for operating leases were as follows:

2009	2010	2011	2012	2013	Thereafter	Total
$710	$523	$321	$170	$70	$27	$1,821

   NOTE 6 – CONCENTRATION OF CREDIT RISK

Our portfolio is primarily comprised of receivables under installment sale contracts, receivables arising from leasing transactions, notes receivable and wholesale financing.  Percentages of the total value of our portfolio (total net finance receivables, plus equipment on operating leases, less accumulated depreciation) represented by each financing plan as of December 31, were as follows:

	2008	2007	2006
Retail Financing:
Installment sale contracts	21%	25%	25%
Customer loans	21%	18%	16%
Finance (non-tax) leases	21%	20%	17%
Tax leases (operating or finance)	17%	18%	17%
Wholesale financing	13%	15%	21%
Dealer loans	6%	3%	3%
Government lease-purchase contracts	1%	1%	1%

Receivables from customers in construction-related industries made up approximately 40 percent of our total portfolio as of December 31, 2008, 2007 and 2006.  Approximately 50 percent of construction-related receivables relates to customers in North America.  No single customer or dealer represented a significant concentration of credit risk.  We typically maintain a security interest in retail financed equipment and require physical damage insurance coverage on all financed equipment.  See Note 16 for further information concerning business segments.

Regarding our derivative instruments, collateral is not generally required of the counterparties or of our Company.  We do not anticipate nonperformance by us or any of the counterparties.  Our exposure to credit loss in the event of nonperformance by the counterparties is limited to only those gains that we have recorded, but have not yet received cash payment.  As of December 31, 2008, 2007 and 2006, the exposure to credit loss was $639 million, $98 million and $62 million, respectively.  The significant 2008 increase is a result of favorable interest rate movement on interest rate swaps.  See Note 10 for further information concerning derivatives.

   NOTE 7 – CREDIT COMMITMENTS

Revolving credit facilities
We have three global credit facilities with a syndicate of banks totaling $6.85 billion available in the aggregate to both Caterpillar and us to support commercial paper programs in the event the programs become unavailable to us.  During 2008, based on management’s allocation decision, which can be revised at any time, the portion of the credit facility allocated to us was increased from $5.55 billion to $5.85 billion.

•	The five-year facility of $1.62 billion expires in September 2012.

•	The five-year facility of $2.98 billion expires in September 2011.

•	The 364-day facility was increased from $1.95 billion to $2.25 billion and will expire in September 2009.

As part of the 2008 global credit facilities renewal, the year-end and six-month moving average leverage covenants have been increased from 8.5:1 to 10:1.

In 2008, we entered into a new 364-day facility of $300 million with a syndicate of banks, which expires in July 2009.  The overall increase in the credit facilities was to support portfolio growth.

At December 31, 2008, there were no borrowings under these lines.

At December 31, 2008, our quarterly interest coverage ratio for the fourth quarter dropped below the level that would have been required, absent lender consent, in the revolving credit facilities ("Credit Facilities").  The Credit Facilities provide that, absent lender consent, we shall maintain an interest coverage ratio of earnings before interest expense and income taxes to interest expense, of not less than 1.15 to 1 for each fiscal quarter.  The ratio was negatively impacted in the fourth quarter by, among other things, deteriorating economic conditions.

In addition, the Credit Facilities provide that, absent lender consent, Caterpillar shall maintain at all times during each fiscal year a consolidated net worth of not less than 75 percent of the consolidated net worth as of the end of its immediately preceding fiscal year.  Caterpillar’s annual consolidated net worth as of December 31, 2008 dropped below the level that would have been required, absent lender consent, in the Credit Facilities.  The decrease was largely driven by a significant decline in pension asset returns, resulting in a $3.4 billion year-end charge to other comprehensive income.

The bank group under the Credit Facilities consented to our lower quarterly interest coverage ratio of 0.97 as of December 31, 2008, and to Caterpillar’s lower annual consolidated net worth of $6.087 billion as of December 31, 2008.  The bank group also agreed that any failure to comply with the interest coverage ratio and consolidated net worth requirements stipulated in the Credit Facilities would not constitute an actual or potential event of default under the Credit Facilities.  In consideration of these agreements, the upper range of interest rate applicable to certain amounts that may be drawn by us under the Credit Facilities was increased by approximately 1.00 to 1.50 percent.

The interest coverage ratio and consolidated net worth requirements are also included in other loan agreements entered into by us and two of our subsidiaries.  The lenders under those loan agreements have agreed that Cat Financial, Caterpillar and the affected subsidiaries shall not be required to comply with the interest coverage ratio and consolidated net worth requirements of those loan agreements for the fourth quarter of 2008.  In consideration of those agreements, the upper range of the interest rates applicable to certain amounts that may be drawn by us under those loan agreements were increased by approximately 1.00 percent.

As noted above, the actions by the bank group and the other lenders only apply to the fourth quarter of 2008.  Any failure by us or Caterpillar to comply with one or both of these covenants in the future could result in the suspension of the Credit Facilities and the immediate acceleration of the outstanding amounts under the other loan agreements.  At December 31, 2008, there were no outstanding borrowings under the Credit Facilities.

Bank borrowings
Credit lines with banks total $2.72 billion and will be eligible for renewal at various future dates or have no specified expiration date.  They are used by our subsidiaries for local funding requirements and are generally guaranteed by us.  At December 31, 2008, we had $1.57 billion outstanding against these credit lines compared to $1.17 billion as of December 31, 2007.

Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction.  We do not hold reserves to fund the payment of the demand notes.  The notes are offered on a continuous basis by prospectus only.

Deposit obligation
A deposit obligation of $232 million has a corresponding security deposit, which is included in Other assets in the   Consolidated Statements of Financial Position as of December 31, 2008, and December 31, 2007.  This deposit obligation and corresponding security deposit relates to a financing arrangement, which provides us a return.  This arrangement requires that we commit to a certain long-term obligation and provide a security deposit, which will fulfill this obligation when it becomes due in 2009.

Notes payable to Caterpillar
Under our variable amount lending agreements with Caterpillar, we may borrow up to $2.3 billion from Caterpillar, and Caterpillar may borrow up to $1.2 billion from us.  The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice.  We had notes payable of $435 million and notes receivable of $81 million outstanding as of December 31, 2008, compared to notes payable of $275 million and notes receivable of $74 million as of December 31, 2007.

   NOTE 8 – SHORT-TERM BORROWINGS

Short-term borrowings outstanding as of December 31, were comprised of the following:

(Millions of dollars)	2008		2007		2006
	Balance	Avg. Rate	Balance	Avg. Rate	Balance	Avg. Rate

Commercial paper, net	$5,717	2.4%	$4,935	4.3%	$4,557	4.4%
Variable denomination floating rate demand notes	543	3.6%	699	5.1%	590	5.4%
Bank borrowings	817	7.9%	550	7.4%	251	6.0%
Total	$7,077		$6,184		$5,398

    NOTE 9 – LONG-TERM DEBT

During 2008, we issued $7.218 billion of medium-term notes, of which $5.857 billion were at fixed interest rates and $1.361 billion were at floating interest rates, primarily indexed to LIBOR.  At December 31, 2008, the outstanding medium-term notes had remaining maturities ranging up to 20 years.

Long-term debt outstanding as of December 31, was comprised of the following:

(Millions of dollars)	2008		2007		2006
	Balance	Avg. Rate	Balance	Avg. Rate	Balance	Avg. Rate

Medium-term notes	$19,656	4.2%	$17,325	4.7%	$16,899	4.6%
Unamortized discount	(9)		(3)		(5)
Medium-term notes, net	19,647		17,322		16,894
Bank borrowings	755	7.1%	615	8.0%	425	8.9%
Loans from a company- owned partnership	-	-	8	7.0%	8	7.0%
Deposit obligation (1)	232		232		232
Total	$20,634		$18,177		$17,559

(1) The deposit obligation has a corresponding security deposit, which is included in Other assets in the Consolidated Statements of Financial Position.  This deposit obligation and corresponding security deposit relate to a financing arrangement, which provides us a return.  This arrangement requires that we commit to a certain long-term obligation and provide a security deposit, which will fulfill this obligation when it becomes due in 2009.

Long-term debt outstanding as of December 31, 2008, matures as follows:

(Millions of dollars)
2009	$5,036
2010	4,734
2011	2,326
2012	1,562
2013	1,800
Thereafter	5,176
Total	$20,634

The above table includes $2.182 billion of medium-term notes that could be called by us at some point in the future at par value.

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

Other revenues included gains of $33 million, and losses of $89 million and $20 million on the undesignated contracts for 2008, 2007 and 2006, respectively.  The gains and losses on undesignated contracts are designed to offset the balance sheet remeasurement gains or losses.

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

Fair value hedges
We liquidated fixed-to-floating interest rate swaps during 2006, 2005 and 2004, which resulted in deferred net gains.  These gains ($4 million remaining as of December 31, 2008) are being amortized to Interest expense ratably over the remaining term of the hedged debt.

Gains/(losses) on designated fixed-to-floating interest rate swaps included in current earnings as of December 31, were as follows:

(Millions of dollars)	2008	2007	2006
Gain/(loss) on designated interest rate derivatives—included in Other revenues	$471	$103	$(44)
Gain/(loss) on hedged debt—included in Other revenues	$(474)	$(103)	$44
Amortization of the net gain on liquidated swaps – included in Interest expense	$1	$2	$6

Cash flow hedges
As of December 31, 2008, $51 million of deferred net losses included in equity (Accumulated other comprehensive income), related to our floating-to-fixed interest rate swaps, are expected to be reclassified to Interest expense over the next twelve months.  The amount of hedge ineffectiveness recognized in Other revenues related to our cash flow hedges for the year ended December 31, 2008 was a loss of $5 million.  The gains or losses recorded in earnings as a result of cash flow hedge ineffectiveness for the years ended December 31, 2007 and 2006 was immaterial.

    NOTE 11 – COMMITMENTS AND CONTINGENT LIABILITIES

We provide loan guarantees to third-party lenders for financing associated with machinery purchased by customers.  These guarantees have varying terms and are secured by the machinery.  In addition, we participate in standby letters of credit issued to third parties on behalf of our customers.  These standby letters of credit have varying terms and beneficiaries and are secured by customer assets.

We have provided a limited indemnity to a third-party bank for $25 million resulting from the assignment of certain leases to that bank.  The indemnity is for the possibility that the insurers of these leases would become insolvent.  The indemnity expires December 15, 2012 and is unsecured.

No loss has been experienced or is anticipated under any of these guarantees or the limited indemnity.  At December 31, 2008, the recorded liability for these guarantees was $2 million, compared to $7 million as of December 31, 2007 and $9 million as of December 31, 2006.  The maximum potential amount of future payments (undiscounted and without reduction for any amount that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees and the limited indemnity are as follows:

(Millions of dollars)	2008	2007	2006
Guarantees with customers	$119	$46	$37
Limited indemnity	25	30	35
Guarantees with Caterpillar dealers	-	250	362
Guarantees – other	-	-	3
Total guarantees	$144	$326	$437

We provide guarantees to repurchase certain loans of Caterpillar dealers from a financial Trust ("Trust") that qualifies as a variable interest entity under FIN 46R.  The purpose of the Trust is to provide short-term working capital loans to Caterpillar dealers.  This Trust issues commercial paper and uses the proceeds to fund its loan program.  We have a loan purchase agreement with the Trust that obligates us to purchase certain loans that are not paid at maturity.  We receive a fee for providing this guarantee, which provides a source of liquidity for the Trust.  Prior to December 2008, the loan purchase agreement was treated as a guarantee and disclosed in the table above as Guarantees with Caterpillar dealers.  At December 31, 2008, we determined that we were the primary beneficiary of the Trust as our guarantee would require us to absorb a majority of the entity’s expected losses, and therefore consolidated the financial position of the Trust.  The Trust’s assets of $477 million are primarily comprised of loans to dealers and the liabilities of $477 million are primarily comprised of commercial paper.  No loss has been experienced or is anticipated under this loan purchase agreement.  Our assets are not available to pay creditors of the Trust, except to the extent we may be obligated to perform under the guarantee, and assets of the Trust are not available to pay our creditors.

We are party to agreements in the normal course of business with selected customers and Caterpillar dealers in which we commit to provide a set dollar amount of financing on a pre-approved basis.  We also provide lines of credit to selected customers and Caterpillar dealers, of which a portion remains unused as of the end of the period.  Commitments and lines of credit generally have fixed expiration dates or other termination clauses.  It has been our experience that not all commitments and lines of credit will be used.  Management applies the same credit policies when making commitments and granting lines of credit as it does for any other financing.  We do not require collateral for these commitments/lines, but if credit is extended, collateral may be required upon funding.  The amount of the unused commitments and lines of credit for dealers as of December 31, 2008, was $9.128 billion compared to $8.341 billion as of December 31, 2007, and $6.587 billion as of December 31, 2006.  The amount of the unused commitments and lines of credit for customers as of December 31, 2008 was $3.085 billion compared to $3.001 billion as of December 31, 2007, and $2.279 billion as of December 31, 2006.

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

    NOTE 12 – INCOME TAXES

The components of Profit before income taxes for the years ended December 31, were as follows:

(Millions of dollars)	2008	2007	2006
U.S.	$204	$413	$417
Non-U.S.	301	315	271

Total	$505	$728	$688

Profit before income taxes, as shown above, is based on the location of the entity to which such earnings are attributable.  Where an entity’s earnings are subject to taxation, however, may not correlate solely to where an entity is located.  Thus, the income tax provision shown below as U.S. or non-U.S. may not correspond to the earnings shown above.

The components of the provision for income taxes were as follows for the years ended December 31:

(Millions of dollars)	2008	2007	2006
Current income tax provision (credit):
U.S.	$(28)	$93	$153
Non-U.S.	60	106	65
State (U.S.)	-	6	6
	32	205	224
Deferred income tax provision (credit):
U.S.	39	50	(20)
Non-U.S.	49	(23)	10
State (U.S.)	-	2	1
	88	29	(9)

Total Provision for income taxes	$120	$234	$215

Current income tax provision is the amount of income taxes reported or expected to be reported on our income tax returns.  Under our tax sharing agreement with Caterpillar, we have paid to or received from (or will pay to or will receive from) Caterpillar, our allocated share of certain income tax liabilities or credits.

The actual Provision for income taxes differs from the Provision for income taxes that would result from applying the U.S. statutory rate to Profit before income taxes for the years ended December 31, for the reasons set forth in the following reconciliation:

(Millions of dollars)	2008	2007	2006
Taxes computed at U.S. statutory rates	$177	$257	$242
(Decreases) increases in taxes resulting from:
Subsidiaries' results subject to tax rates other than U.S. statutory rates	(56)	(29)	(22)
Other, net	(1)	6	(5)

Provision for income taxes	$120	$234	$215

We have recorded income tax expense at U.S. tax rates on all profits, except for undistributed profits of non-U.S. subsidiaries, which are considered indefinitely reinvested.  Determination of the amount of unrecognized deferred income tax liability related to indefinitely reinvested profits is not feasible.

Differences between accounting rules and income tax laws cause differences between the bases of certain assets and liabilities for financial reporting and income tax purposes.  The income tax effects of these differences, to the extent they are temporary, are recorded as deferred income tax assets and liabilities netted by tax jurisdiction and taxpayer.

    Our consolidated deferred income taxes consisted of the following components as of December 31:

(Millions of dollars)	2008	2007	2006
Deferred tax assets:
Allowance for credit losses	$108	$88	$70
Tax credit carryforwards	14	6	36
Deferred income taxes on derivative instruments and retained interests	42	7	-
Net operating loss carryforwards	56	24	26
	220	125	132

Deferred income tax liabilities - primarily lease basis differences	(575)	(435)	(414)
Valuation allowance for deferred income tax assets	(5)	(4)	(6)
Deferred income tax on translation adjustment	(133)	-	-
Deferred income taxes on derivative instruments and retained interests	-	-	(12)
	(713)	(439)	(432)

Deferred income taxes – net	$(493)	$(314)	$(300)

SFAS 109 requires individual tax-paying entities of the company to offset deferred income tax assets and liabilities within each particular tax jurisdiction and present them as a single amount in the Consolidated Statements of Financial Position.  Amounts in different tax jurisdictions cannot be offset against each other.  The amount of deferred income taxes at December 31, included in the following lines in our Consolidated Statements of Financial Position were:

(Millions of dollars)	2008	2007	2006
Assets:
Deferred and refundable income taxes	$36	$69	$40

Liabilities:
Deferred income taxes and other liabilities	(529)	(383)	(340)

Deferred income taxes - net	$(493)	$(314)	$(300)

As of December 31, 2008, amounts and expiration dates of U.S. foreign tax credits available to carry forward were:

(Millions of dollars)
2009-2015	2016	2017	2018	2019	Total
$-	$-	$-	$-	$5	$5

As of December 31, 2008, amounts and expiration dates of net operating loss ("NOL") carryforwards in various non-U.S. taxing jurisdictions were:

(Millions of dollars)
2009	2010	2011	2012	2013 - 2023	Unlimited	Total
$-	$1	$1	$-	$106	$109	$217

Valuation allowances totaling $3 million have been recorded at certain non-U.S. subsidiaries that have not yet demonstrated consistent and/or sustainable profitability to support the recognition of net deferred income tax assets.

As of December 31, 2008, amounts and expiration dates of NOL carryforwards in various U.S. state taxing jurisdictions were:

(Millions of dollars)
2009	2010	2011	2012	2013-2028	Total
$-	$-	$-	$-	$76	$76

The gross deferred income tax asset associated with these NOL carryforwards is $6 million as of December 31, 2008, partially offset by a valuation allowance of $2 million. The valuation allowance arises as a result of the uncertainty whether the carryforwards will be used.

In some U.S. state income tax jurisdictions, we join with other Caterpillar entities in filing combined income tax returns.  In other U.S. state income tax jurisdictions, we file on a separate, stand-alone basis.

We adopted FIN 48 as of January 1, 2007.  A reconciliation of the beginning and ending amounts of gross unrecognized income tax benefits for uncertain income tax positions, including positions impacting only the timing of income tax benefits is as follows:

Reconciliation of unrecognized income tax benefits(1): (Millions of dollars)	2008	2007
Balance at beginning of year	$16	$30
Increases/(decreases) for income tax positions related to prior year	5	(14)
Balance at end of year	$21	$16

(1) Foreign currency translation amounts are included within each line as applicable.

At adoption, the amount of unrecognized income tax benefits that, if recognized, would impact the effective tax rate was $5 million.  That amount remains unchanged.

We classify interest and penalties on income tax uncertainties as a component of the provision for income taxes.  The Company recognized approximately $1 million in interest and penalties during the year ended December 31, 2008 compared to $2 million during the year ended December 31, 2007.  The total amount of interest and penalties accrued at December 31, 2008 was $6 million compared to $5 million at December 31, 2007.

It is expected that the amount of unrecognized income tax benefits will change in the next 12 months.  However, we do not expect the change to have a significant impact on our results of operations or financial position.

The Internal Revenue Service is currently examining our U.S. income tax returns for 2005 and 2006, and completed its field examination of our U.S. income tax returns for 1992 to 2004 as part of the overall Caterpillar examination.  For tax years 1992 to 1994, Caterpillar expects to litigate issues unrelated to us.  Caterpillar also expects the appeals process for tax years 1995 to 1999 will be settled within the next 12 months.  Caterpillar has also entered into the appeals process for tax years 2000 to 2004.  The ultimate disposition of all matters related to each of the aforementioned audit cycles is not expected to have a material impact on our results of operations or financial position.

In our major non-U.S. jurisdictions, tax years are typically subject to examination for three to six years.

    NOTE 13 – FAIR VALUE DISCLOSURES

A.  Fair Value Measurements

We adopted SFAS 157, "Fair Value Measurements" as of January 1, 2008.  See Note 1M for additional information.  SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.  SFAS 157 also specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques.  Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally-developed market assumptions.

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

We make use of observable market based inputs to calculate fair value, in which case the measurements are classified within Level 2.  If quoted or observable market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based parameters such as interest rates, yield curves and currency rates.  These measurements are classified within Level 3.

Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation.  A measurement may therefore be classified within Level 3 even though there may be significant inputs that are readily observable.

SFAS 157 expanded the definition of fair value to include the consideration of nonperformance risk.  Nonperformance risk refers to the risk that an obligation (either by a counterparty or us) will not be fulfilled.  For our financial assets traded in an active market (Level 1), the nonperformance risk is included in the market price.  For certain other financial assets and liabilities (Level 2 and 3), our fair value calculations have been adjusted accordingly.  The impact of incorporating the nonperformance risk in the fair value measurements resulted in a decrease to Other revenues in the Consolidated Statements of Profit of $27 million for 2008.

Derivative financial instruments
The fair value of interest rate swap derivatives is primarily based on models that utilize the appropriate market-based forward swap curves and zero-coupon interest rates to determine the discounted cash flows.  The fair value of foreign currency forward contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward rate.

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

Guarantees
The fair value of guarantees is based upon the premium we would require to issue the same guarantee in a stand-alone arms-length transaction with an unrelated party.  If quoted or observable market prices are not available, fair value is based upon internally-developed models that utilize current market-based assumptions.

Assets and liabilities measured at fair value included in our Consolidated Statements of Financial Position as of December 31, 2008 are summarized below:

(Millions of dollars) Assets	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Derivative financial instruments	$-	$331	$-	$331
Securitized retained interests	-	-	52	52
Total Assets	$-	$331	$52	$383
Liabilities
Guarantees	$-	$-	$2	$2
Total Liabilities	$-	$-	$2	$2

Below is a roll-forward of assets and liabilities measured at fair value using Level 3 inputs for the year ended December 31, 2008.  These instruments were valued using pricing models that, in management’s judgment, reflect the assumptions a marketplace participant would use.

(Millions of dollars)	Securitized Retained Interests	Guarantees
Balance as of December 31, 2007	$49	$7
Total gains or losses (realized/unrealized)
Included in earnings	(21)	-
Included in other comprehensive income	(13)	-
Purchases, issuances and settlements	37	(5)
Balance as of December 31, 2008	$52	$2

The amount of unrealized losses on securitized retained interests recognized in earnings for the year ended December 31, 2008 related to assets still held at December 31, 2008 were $23 million.  These losses were reported in Other revenues in the Consolidated Statements of Profit.

Gains or losses included in earnings are reported in Other revenues.

In addition to the amounts above, we have impaired loans of $108 million as of December 31, 2008.  A loan is considered impaired when management determines that collection of future income is not probable.  In these cases, an allowance for loan losses is established based primarily on the fair value of associated collateral.  As the collateral's fair value is based on observable market prices and/or current appraised values, the impaired loans are classified as Level 2 measurements.  See Note 2 for further details.

B.  Fair Values of Financial Instruments

In addition to the methods and assumptions we use to record the fair value of financial instruments as discussed in the Fair Value Measurements section above, we used the following methods and assumptions to estimate the fair value of our financial instruments as required by Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Values of Financial Instruments."

Cash and cash equivalents – carrying amount approximated fair value.

Finance receivables, net – fair value is estimated by discounting the future cash flows using current rates, representative of receivables with similar remaining maturities.

Short-term borrowings – carrying amount approximated fair value.

Long-term debt – fair value on fixed-rate debt was estimated based on quoted market prices.  Floating-rate notes and commercial paper carrying amounts were considered a reasonable estimate of fair value.  For deposit obligations, carrying value approximated fair value.

    The estimated fair values of financial instrument assets and (liabilities) as of December 31 are as follows:

(Millions of dollars)	2008		2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,080	$1,080	$185	$185	$136	$136
Foreign currency contracts:
In a receivable position	$70	$70	$8	$8	$9	$9
In a payable position	$(113)	$(113)	$(27)	$(27)	$(6)	$(6)
Finance receivables, net (excluding finance leases (1))	$18,051	$17,089	$16,506	$16,407	$16,524	$16,506
Short-term borrowings	$(7,077)	$(7,077)	$(6,184)	$(6,184)	$(5,398)	$(5,398)
Long-term debt	$(20,634)	$(19,759)	$(18,177)	$(18,322)	$(17,559)	$(17,441)
Interest rate swaps:
In a net receivable position	$501	$501	$75	$75	$52	$52
In a net payable position	$(127)	$(127)	$(46)	$(46)	$(98)	$(98)
Securitized retained interests	$52	$52	$49	$49	$68	$68
Guarantees	$(2)	$(2)	$(7)	$(7)	$(9)	$(9)

(1)	Represents finance leases with a net carrying value of $8.951 billion, $8.511 billion and $7.091 billion as of December 31, 2008, 2007 and 2006, respectively.

    NOTE 14 – TRANSACTIONS WITH RELATED PARTIES

We have a Support Agreement with Caterpillar, which provides that Caterpillar will (1) remain, directly or indirectly, our sole owner; (2) cause us to maintain a net worth of at least $20 million; and (3) ensure that we maintain a ratio of profit before income taxes and interest expense to interest expense calculated on an annual basis (as defined by the Support Agreement) of not less than 1.15 to 1.  In 2008, 2007 and 2006, Caterpillar did not make any significant capital contributions.  Although this agreement can be modified or terminated by either party, any modification or termination which would adversely affect holders of our debt is required to be approved by holders of 66-2/3 percent of the aggregate outstanding debt.  Caterpillar's obligation under this agreement is not directly enforceable by any of our creditors and does not constitute a guarantee of any of our obligations.  No cash dividends were declared or paid in 2008.  There were cash dividends in the amount of $250 million and $350 million paid to Caterpillar in 2007 and 2006, respectively.

The rates/prices for our transactions with Caterpillar are set based on arms-length transactions.

We have variable amount lending agreements with Caterpillar.  Under these agreements, we may borrow up to $2.3 billion from Caterpillar, and Caterpillar may borrow up to $1.2 billion from us.  The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice.  Information concerning these agreements is as follows:

(Millions of dollars)	2008	2007	2006
Notes payable as of December 31,	$435	$275	$87
Notes receivable as of December 31,	$81	$74	$75
Interest expense	$10	$5	$9
Interest earned	$4	$8	$13

We have agreements with Caterpillar to purchase, at a discount, certain receivables generated by sales of products to Caterpillar dealers and customers.  Under these programs, we use a portion of collections each week to purchase additional receivables.  Information pertaining to these purchases is as below:

(Millions of dollars)	2008	2007	2006
Purchases made	$22,056	$20,822	$23,998
Discounts earned	$243	$327	$386
Servicing fees paid, net	$-	$-	$1
Balance as of December 31,	$2,456	$2,559	$4,227
Effective interest rate for receivable purchases as of December 31,	6.96%	7.83%	8.17%

We participate in certain marketing programs sponsored by Caterpillar by providing financing to customers at rates below standard rates.  Under these programs, Caterpillar subsidizes an amount at the outset of the transaction, which we then recognize as revenue over the term of the financing.  During 2008, we received $253 million relative to such programs, compared with $336 million in 2007 and $314 million in 2006.

We participate in various benefit plans, which are administered by Caterpillar.  These plans include employee medical plans and postretirement benefit plans.  We reimburse Caterpillar for these charges, which amounted to $26 million in 2008, $24 million in 2007 and $21 million in 2006.  In addition, we participate in the Caterpillar stock incentive plans.  Effective January 1, 2006, Caterpillar expensed the cost related to stock options and allocated Cat Financial $7 million, $5 million and $4 million in 2008, 2007 and 2006, respectively.  In addition, Caterpillar provides operational and administrative support, which is integral to the conduct of our business.  These operational and support charges for which we reimburse Caterpillar amounted to $25 million in 2008, $23 million in 2007 and $24 million in 2006.

We provide administrative support services to certain Caterpillar subsidiaries.  Caterpillar reimburses us for these charges, which amounted to $12 million in 2008, $11 million in 2007 and $12 million in 2006.

When appropriate, we combine certain income tax filings with those of Caterpillar.  In such instances, we pay to or receive from Caterpillar our allocated share of income taxes or credits, in accordance with our tax sharing agreement with Caterpillar.

NOTE 15 – LEASES

We lease our offices and other property through operating leases.  Rental expense is charged to operations as incurred.  Total rental expense for operating leases was $17 million for 2008, $18 million for 2007 and $19 million for 2006.  At December 31, 2008, minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year are:

(Millions of dollars)
2009	$14
2010	13
2011	12
2012	11
2013	10
Thereafter	65
Total	$125

    NOTE 16 – SEGMENT INFORMATION

Our segment data is based on disclosure requirements of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", which requires that financial information be reported on the basis that is used internally for measuring segment performance.  Internally, we report information for operating segments based on management responsibility.  Our five operating segments offer primarily the same types of services within each of the respective segments.

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

•
Asia-Pacific: We have offices in Australia, New Zealand, China, Japan, South Korea and Southeast Asia that serve local dealers and customers, as well as mining customers worldwide.  This segment also provides project financing in various countries.

•
Cat Power Finance: This segment primarily provides debt financing for Caterpillar electrical power generation, gas compression and co-generation systems, as well as non-Caterpillar equipment that is powered by these systems, for all countries.

On January 1, 2008, $394 million of Inter-segment assets were reclassified to the Asia-Pacific segment from the Diversified Services segment.  In addition, assets in the amount of $119 million were transferred to the Asia-Pacific and Diversified Services segments from the North America segment.  These reclassifications were made in order to maintain alignment with management responsibility.  Prior year data has been reclassified to conform to the new structure.

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

(Millions of dollars)
2008	North America	Europe	Asia- Pacific	Diversified Services	Cat Power Finance	Total
External revenue	$1,572	534	442	381	70	$2,999
Inter-segment revenue	$93	-	-	-	-	$93
Profit	$132	85	75	80	13	$385
Interest expense	$647	224	153	194	34	$1,252
Depreciation and amortization expense	$522	120	95	17	1	$755
Provision for income taxes	$60	(16)	38	34	4	$120
Assets as of December 31,	$21,272	5,877	5,106	5,413	1,195	$38,863
Expenditures for equipment on operating leases and for non-leased equipment	$957	231	344	69	7	$1,608

(Millions of dollars)
2007	North America	Europe	Asia- Pacific	Diversified Services	Cat Power Finance	Total
External revenue	$1,793	442	326	342	95	$2,998
Inter-segment revenue	$82	-	-	-	-	$82
Profit	$233	86	56	76	43	$494
Interest expense	$730	156	125	173	30	$1,214
Depreciation and amortization expense	$517	106	63	14	2	$702
Provision for income taxes	$146	14	32	32	10	$234
Assets as of December 31,	$18,513	6,273	3,607	3,928	814	$33,135
Expenditures for equipment on operating leases and for non-leased equipment	$907	269	117	71	2	$1,366

(Millions of dollars)
2006	North America	Europe	Asia- Pacific	Diversified Services	Cat Power Finance	Total
External revenue	$1,756	355	304	265	83	$2,763
Inter-segment revenue	$53	-	-	-	-	$53
Profit	$268	78	58	45	24	$473
Interest expense	$690	99	118	141	34	$1,082
Depreciation and amortization expense	$488	91	63	10	2	$654
Provision for income taxes	$146	24	19	18	8	$215
Assets as of December 31,	$17,827	4,860	3,051	3,114	926	$29,778
Expenditures for equipment on operating leases and for non-leased equipment	$818	155	87	89	3	$1,152

Reconciliation:
(Millions of dollars)	2008	2007	2006
Interest expense
Interest expense from segments	$1,252	$1,214	$1,082
Less: Inter-segment Interest expense	(93)	(82)	(53)
Total	$1,159	$1,132	$1,029

(Millions of dollars)	2008	2007	2006
Assets
Assets from segments	$38,863	$33,135	$29,778
Less: Investment in subsidiaries	(1,027)	(1,011)	(967)
Less: Inter-segment balances	(4,754)	(2,695)	(1,475)
Total	$33,082	$29,429	$27,336

Inside and outside the United States:

(Millions of dollars)	2008	2007	2006
Revenue
Inside U.S.	$1,632	$1,833	$1,831
Inside Canada	393	358	298
Outside U.S. and Canada	974	807	634
Total	$2,999	$2,998	$2,763

Equipment on Operating Leases and Non-Leased Equipment (included in Other Assets), Net	2008	2007	2006
Inside U.S.	$1,446	$1,453	$1,538
Inside Canada	820	901	603
Outside U.S. and Canada	876	763	563
Total	$3,142	$3,117	$2,704

    NOTE 17 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(Millions of dollars)
2008	First quarter	Second quarter	Third quarter	Fourth quarter
Total revenues	$779	$785	$774	$661
Profit before taxes	$183	$176	$156	$(10)
Profit	$124	$130	$118	$13

2007
Total revenues	$713	$747	$758	$780
Profit before taxes	$182	$187	$187	$172
Profit	$125	$123	$133	$113

2006
Total revenues	$657	$676	$723	$707
Profit before taxes	$173	$155	$192	$168
Profit	$118	$106	$132	$117

    NOTE 18 – SUBSEQUENT EVENT

On February 12, 2009, we issued $350 million of 5.75 percent notes due in 2012, $1.65 billion of 6.125 percent notes due in 2014 and $1.0 billion of 7.15 percent notes due in 2019.  The net proceeds from the issuance will be used to reduce short-term debt and for general corporate purposes.