Form 10-Q
period 2009-03-31
CATERPILLAR FINANCIAL SERVICES CORP
filed 2009-05-01
CIK 764764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [ X ]     No  [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  [   ]    Accelerated Filer  [   ]    Non-Accelerated Filer  [ X ]    Smaller reporting company  [   ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                  Yes [   ]      No  [ X ]

As of April 30, 2009, one share of common stock of the Registrant was outstanding, which is owned by Caterpillar Inc.

UNAUDITED

PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
In addition to the accompanying unaudited consolidated financial statements for Caterpillar Financial Services Corporation (together with its subsidiaries, "Cat Financial," "the Company," "we," "us" or "our"), we suggest that you read our 2008 Annual Report on Form 10-K.  The Company files electronically with the Securities and Exchange Commission (SEC) required reports on Form 8-K, Form 10-Q, Form 10-K, registration statements on Form S-3 and various other forms and reports when necessary.  The public may read and copy any materials the Company has filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330.  The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.  Copies of our Annual Report on Form 10-K, quarterly reports on Form 10-Q and any amendments to these reports filed or furnished with the SEC are available free of charge through our Internet site (www.catfinancial.com) as soon as reasonably practicable after filing with the SEC.  Copies may also be obtained free of charge by writing to: Legal Dept., Caterpillar Financial Services Corporation, 2120 West End Ave., Nashville, Tennessee 37203-0001.  In addition, the public may obtain more detailed information about our parent company, Caterpillar Inc. (together with its subsidiaries, "Caterpillar" or "Cat") by visiting its Internet site (www.cat.com).  None of the information contained at any time on either our Internet site or Caterpillar’s Internet site is incorporated by reference into this document.

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF PROFIT
(Unaudited)
(Dollars in Millions)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Retail finance	$372	$411
Operating lease	220	234
Wholesale finance	89	103
Other, net	-	38
Total revenues	681	786

Expenses:
Interest	282	285
Depreciation on equipment leased to others	173	180
General, operating and administrative	81	89
Provision for credit losses	38	37
Other	18	5
Total expenses	592	596

Other income (expense)	(18)	(2)

Profit before income taxes	71	188

Provision for income taxes	16	59

Profit before noncontrolling interests	55	129

Less: Profit attributable to noncontrolling interests	4	5

Profit[1]	$51	$124

See Notes to Consolidated Financial Statements (unaudited).

1 Profit attributable to Caterpillar Financial Services Corporation.

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in Millions, except share data)

	March 31,	December 31,
	2009	2008
Assets:
Cash and cash equivalents	$1,258	$1,080
Finance receivables
Retail notes receivable	8,199	8,209
Wholesale notes receivable	2,666	3,483
Notes receivable from Caterpillar	1,544	81
Finance leases and installment sale contracts - Retail	15,667	16,912
Finance leases and installment sale contracts - Wholesale	622	610
	28,698	29,295
Less: Unearned income	(1,679)	(1,817)
Less: Allowance for credit losses	(382)	(395)
Total net finance receivables	26,637	27,083

Equipment on operating leases,
less accumulated depreciation	2,935	3,028
Deferred and refundable income taxes	147	127
Other assets	1,482	1,764
Total assets	$32,459	$33,082

Liabilities and stockholder’s equity:
Payable to dealers and others	$212	$255
Payable to Caterpillar – other	43	60
Accrued expenses	458	476
Income taxes payable	76	36
Payable to Caterpillar – borrowings	37	435
Short-term borrowings	4,897	7,077
Current maturities of long-term debt	4,895	5,036
Long-term debt	17,751	15,598
Deferred income taxes and other liabilities	553	537
Total liabilities	28,922	29,510

Commitments and contingent liabilities (Notes F & G)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid-in amount)	745	745
Retained earnings	2,854	2,803
Accumulated other comprehensive loss	(126)	(37)
Noncontrolling interests	64	61
Total stockholder’s equity	3,537	3,572

Total liabilities and stockholder’s equity	$32,459	$33,082

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Unaudited)
(Dollars in Millions)

Three Months Ended March 31, 2008	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total	Comprehensive income (loss)
Balance at December 31, 2007	$745	$2,418	$508	$40	$3,711
Profit		124		5	129	$129
Foreign currency translation			69		69	69
Derivative financial instruments
Gains/(losses) deferred, net of tax of $15			(26)		(26)	(26)
(Gains)/losses reclassified to earnings, net of tax of $1			1		1	1
Retained interests
Gains/(losses) deferred, net of tax of $-			-		-	-
(Gains)/losses reclassified to earnings, net of tax of $1			(2)		(2)	(2)
Balance at March 31, 2008	$745	$2,542	$550	$45	$3,882	$171

Three Months Ended March 31, 2009
Balance at December 31, 2008	$745	$2,803	$(37)	$61	$3,572
Profit		51		4	55	$55
Foreign currency translation, net of tax of $38			(98)	(1)	(99)	(99)
Derivative financial instruments
Gains/(losses) deferred, net of tax of $4			(9)		(9)	(9)
(Gains)/losses reclassified to earnings, net of tax of $7			13		13	13
Retained interests
Gains/(losses) deferred, net of tax of $5			(9)		(9)	(9)
(Gains)/losses reclassified to earnings, net of tax of $7			14		14	14
Balance at March 31, 2009	$745	$2,854	$(126)	$64	$3,537	$(35)

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Profit	$51	$124
Adjustments for non-cash items:
Depreciation and amortization	180	188
Amortization of receivables purchase discount	(47)	(77)
Provision for credit losses	38	37
Gain on sales of receivables	(3)	(5)
Other, net	(78)	(21)
Changes in assets and liabilities:
Receivables from others	114	(15)
Other receivables/payables with Caterpillar	(30)	50
Payable to dealers and others	(38)	(20)
Accrued interest payable	44	27
Accrued expenses and other liabilities, net	(88)	(18)
Income taxes payable	63	16
Proceeds from liquidated interest rate swaps	187	-
Net cash provided by operating activities	393	286

Cash flows from investing activities:
Expenditures for equipment on operating leases and for non-leased equipment	(222)	(305)
Proceeds from disposals of equipment	184	199
Additions to finance receivables	(5,795)	(8,846)
Collections of finance receivables	6,887	7,664
Proceeds from sales of receivables	420	442
Net change in Notes receivable from Caterpillar	(1,464)	(2)
Other, net	(16)	(35)
Net cash used in investing activities	(6)	(883)

Cash flows from financing activities:
Payable to Caterpillar – borrowings and other	(401)	(190)
Proceeds from debt issued (original maturities greater than three months)	4,697	3,858
Payments on debt issued (original maturities greater than three months)	(3,116)	(3,421)
Short-term borrowings, net (original maturities three months or less)	(1,386)	390
Net cash (used in) provided by financing activities	(206)	637

Effect of exchange rate changes on cash	(3)	4

Increase in cash and cash equivalents	178	44

Cash and cash equivalents at beginning of year	1,080	185

Cash and cash equivalents at end of period	$1,258	$229

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Notes to Consolidated Financial Statements
(Unaudited)
A.	Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated profit for the three months ended March 31, 2009 and 2008, (b) the consolidated financial position as of March 31, 2009 and December 31, 2008, (c) the consolidated changes in stockholder's equity for the three months ended March 31, 2009 and 2008 and (d) the consolidated cash flows for the three months ended March 31, 2009 and 2008.  The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC, requires management to make estimates and assumptions that affect the reported amounts.  The most significant estimates are the allowance for credit losses and residual values for leased assets.  Actual results may differ from these estimates.  Certain amounts for prior periods have been reclassified to conform to the current period presentation.

Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

The December 31, 2008 financial position data included herein was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

B.	New Accounting Pronouncements

SFAS 157 – In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 (SFAS 157), "Fair Value Measurements."  SFAS 157 provides a common definition of fair value and a framework for measuring assets and liabilities at fair values when a particular standard prescribes it. In addition, the Statement expands disclosures about fair value measurements.  In February 2008, the FASB issued final Staff Positions that (1) deferred the effective date of this Statement for one year for certain nonfinancial assets and nonfinancial liabilities (see below) and (2) removed certain leasing transactions from the scope of the Statement.  We applied this new accounting standard to all other fair value measurements effective January 1, 2008.  The application of SFAS 157 resulted in an increase to Other income (expense) in the Consolidated Statements of Profit of $16 million for the three months ended March 31, 2009, compared to a $6 million decrease to Other income (expense) for the three months ended March 31, 2008.  See Note C for additional information.

FSP 157-2 – In February 2008, the FASB issued FASB Staff Position on Statement 157 "Effective Date of FASB Statement No. 157" (FSP 157-2).  FSP 157-2 delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed on a recurring basis, to fiscal years beginning after November 15, 2008.  We adopted this new accounting standard on January 1, 2009.  The adoption of FSP 157-2 did not have a material impact on our financial statements.

FSP 157-3 – In October 2008, the FASB issued FASB Staff Position on Statement 157, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" (FSP 157-3).  FSP 157-3 clarifies how SFAS 157 should be applied when valuing securities in markets that are not active by illustrating key considerations in determining fair value.  It also reaffirms the notion of fair value as the exit price as of the measurement date.  FSP 157-3 was effective upon issuance, which included periods for which financial statements have not yet been issued.  We adopted this new accounting standard effective July 1, 2008.  The adoption of FSP 157-3 did not have a material impact on our financial statements.

UNAUDITED

SFAS 158 – In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (SFAS 158), "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132R."  SFAS 158 requires recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet.  Also, the measurement date – the date at which the benefit obligation and plan assets are measured – is required to be the company’s fiscal year-end.  Caterpillar adopted the balance sheet recognition provisions at December 31, 2006, and adopted the year-end measurement date effective January 1, 2008 using the "one measurement" approach.  Under the one measurement approach, net periodic benefit cost for the period between any early measurement date and the end of the fiscal year that the measurement provisions are applied are allocated proportionately between amounts to be recognized as an adjustment of retained earnings and net periodic benefit cost for the fiscal year.  Previously, we used a November 30th measurement date for our U.S. pension and other postretirement benefit plans and September 30th for our non-U.S. plans.  The adoption of SFAS 158 did not have a material impact to our Statements of Financial Position since Cat Financial is considered a participant in the Caterpillar retirement plan for which we are charged a share of plan expenses, but are not required to record assets or liabilities of the plan.

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

SFAS 141R and SFAS 160 – In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (SFAS 141R), "Business Combinations," and No. 160 (SFAS 160), "Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51."  SFAS 141R requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed.  Further, SFAS 141R also changes the accounting for acquired in-process research and development assets, contingent consideration, partial acquisitions and transaction costs.  Under SFAS 160, all entities are required to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements.  In addition, transactions between an entity and noncontrolling interests will be treated as equity transactions.  We adopted these new accounting standards on January 1, 2009.  The adoption of SFAS 141R and SFAS 160 did not have a material impact on our financial statements.

SFAS 161 – In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (SFAS 161), "Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133."  SFAS 161 expands disclosures for derivative instruments by requiring entities to disclose the fair value of derivative instruments and their gains or losses in tabular format.  SFAS 161 also requires disclosure of information about credit risk-related contingent features in derivative agreements, counterparty credit risk and strategies and objectives for using derivative instruments.  We adopted this new accounting standard on January 1, 2009.  The adoption of SFAS 161 did not have a material impact on our financial statements.

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

UNAUDITED

FSP FAS 140-4 and FIN 46R-8 – In December 2008, the FASB issued FASB Staff Position on Statement 140 and FIN 46R, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities" (FSP FAS 140-4 and FIN 46R-8).  This FSP expands the disclosure requirements in SFAS 140 and FIN 46R by requiring additional information about companies’ involvement with variable interest entities (VIEs) and their continuing involvement with transferred financial assets.  This new accounting standard was adopted for our financial statements ended December 31, 2008.  The adoption of FSP FAS 140-4 and FIN 46R-8 did not have a material impact on our financial statements.

FSP EITF 99-20-1 – In January 2009, the FASB issued FASB Staff Position on EITF Issue No. 99-20, "Amendments to the Impairment Guidance of EITF Issue No. 99-20" (FSP EITF 99-20-1).  FSP EITF 99-20-1 aligns the impairment guidance in EITF Issue No. 99-20 with that in Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities."  It changes how companies determine whether an other-than-temporary impairment exists for certain beneficial interests by allowing management to exercise more judgment.  This new accounting standard was adopted for our financial statements ended December 31, 2008.  The adoption of FSP EITF 99-20-1 did not have a material impact on our financial statements.

FSP FAS 107-1 and APB 28-1 – In April 2009, the FASB issued FASB Staff Position on FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" (FSP FAS 107-1 and APB 28-1).  This FSP requires that the fair value disclosures required by SFAS 107, "Disclosures about Fair Value of Financial Instruments" be included for interim reporting periods.  We will adopt this new accounting standard on April 1, 2009.  We do not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material impact on our financial statements.

FSP FAS 115-2 and FAS 124-2 – In April 2009, the FASB issued FASB Staff Position on FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" (FSP FAS 115-2 and FAS 124-2).  This FSP amends the impairment guidance relating to certain debt securities and will require a company to assess the likelihood of selling the security prior to recovering its cost basis.  Additionally, when a company meets the criteria, the impairment charges related to credit losses would be recognized in earnings, while non-credit losses would be reflected in other comprehensive income.  We will adopt this new accounting standard on April 1, 2009.  We do not expect the adoption of FSP FAS 115-2 and FAS 124-2 to have a material impact on our financial statements.

FSP FAS 157-4 – In April 2009, the FASB issued FASB Staff Position on FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" (FSP FAS 157-04).  FSP FAS 157-4 provides guidance in determining when the volume and activity for an asset or liability has significantly decreased, and on measuring the fair value in inactive markets.  We will adopt this new accounting standard on April 1, 2009.  We do not expect the adoption of FSP FAS 157-4 to have a material impact on our financial statements.

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

We make use of observable market-based inputs to calculate fair value, in which case the measurements are classified within Level 2.  If quoted or observable market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based parameters such as interest rates, yield curves and currency rates.  These measurements are classified within Level 3.

Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation.  A measurement may therefore be classified within Level 3 even though there may be significant inputs that are readily observable.

SFAS 157 expanded the definition of fair value to include the consideration of nonperformance risk.  Nonperformance risk refers to the risk that an obligation (either by a counterparty or us) will not be fulfilled.  For financial assets traded in an active market (Level 1), the nonperformance risk is included in the market price.  For certain other financial assets and liabilities (Level 2 and 3), our fair value calculations have been adjusted accordingly.  The impact of incorporating the nonperformance risk in the fair value measurements resulted in an increase to Other income (expense) in the Consolidated Statements of Profit of $16 million for the three months ended March 31, 2009 compared to a $6 million decrease to Other income (expense) for the three months ended March 31, 2008.

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

Assets and liabilities measured at fair value included in our Consolidated Statements of Financial Position as of March 31, 2009 and December 31, 2008 are summarized below:
(Millions of dollars)	March 31, 2009
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Assets
Derivative financial instruments, net	$-	$111	$-	$111
Securitized retained interests	-	-	44	44
Total Assets	$-	$111	$44	$155
Liabilities
Guarantees	$-	$-	$3	$3
Total Liabilities	$-	$-	$3	$3

(Millions of dollars)	December 31, 2008
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Assets
Derivative financial instruments, net	$-	$331	$-	$331
Securitized retained interests	-	-	52	52
Total Assets	$-	$331	$52	$383
Liabilities
Guarantees	$-	$-	$2	$2
Total Liabilities	$-	$-	$2	$2

UNAUDITED

Below are roll-forwards of assets and liabilities measured at fair value using Level 3 inputs for the three months ended March 31, 2009 and 2008.  These instruments were valued using pricing models that, in management’s judgment, reflect the assumptions a marketplace participant would use.

(Millions of dollars)	Securitized Retained Interests	Guarantees
Balance as of December 31, 2008	$52	$2
Gains or (losses) included in earnings (realized / unrealized)	(21)	-
Changes in Accumulated other comprehensive loss	7	-
Purchases, issuances and settlements	6	1
Balance as of March 31, 2009	$44	$3

(Millions of dollars)	Securitized Retained Interests	Guarantees
Balance as of December 31, 2007	$49	$8
Gains or (losses) included in earnings (realized / unrealized)	2	-
Changes in Accumulated other comprehensive loss	(2)	-
Purchases, issuances and settlements	(1)	-
Balance as of March 31, 2008	$48	$8

The amount of unrealized losses on securitized retained interests included in earnings for the three months ended March 31, 2009 related to assets still held at March 31, 2009 was $21 million.  The amount of unrealized gains on securitized retained interests included in earnings for the three months ended March 31, 2008 related to assets still held at March 31, 2008 was $1 million.  These gains or losses were reported in Other revenues, net, in the Consolidated Statements of Profit.

In addition to the amounts above, we have impaired loans of $131 million and $108 million as of March 31, 2009 and December 31, 2008, respectively.  A loan is considered impaired when management determines that collection of contractual amounts due is not probable.  In these cases, an allowance for loan losses is established based primarily on the fair value of associated collateral.  As the collateral's fair value is based on observable market prices and/or current appraised values, the impaired loans are classified as Level 2 measurements.

D.	Segment Information

Our segment data is based on disclosure requirements of Statement of Financial Accounting Standards No. 131,    "Disclosures about Segments of an Enterprise and Related Information," which requires that financial information be reported on the basis that is used internally for measuring segment performance.  Internally, we report information for operating segments based on management responsibility.  Our four operating segments offer primarily the same types of services within each of the respective segments.  The four operating segments are as follows:

UNAUDITED

•	North America: We have offices in the United States and Canada that serve local dealers and customers.
•	Europe: We have five regions in Europe that serve dealers and customers in Europe, Africa, Middle East and the Confederation of Independent States.
•
Diversified Services: Included is our Marine Services Division, which primarily finances marine vessels with Caterpillar engines, for all countries; Cat Power Finance and our offices in Latin America that serve local dealers and customers.  Cat Power Finance primarily provides debt financing for Caterpillar electrical power generation, gas compression and co-generation systems, as well as non-Caterpillar equipment that is powered by these systems, for all countries.

•
Asia-Pacific: We have offices in Australia, New Zealand, China, Japan, South Korea and Southeast Asia that serve local dealers and customers, as well as mining customers worldwide.  This segment also provides project financing in various countries.

On January 1, 2009, $1.195 billion of Inter-segment assets related to the Cat Power Finance segment were consolidated within the Diversified Services segment.  This consolidation of segments was made in order to maintain alignment with management responsibility.  Prior year data has been reclassified to conform to the new structure.

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

Supplemental segment data for the three months ended March 31,
(Millions of dollars) 2009	North America	Europe	Diversified Services	Asia-Pacific	Total
External revenue	$347	$112	$110	$112	$681
Inter-segment revenue	13	-	-	-	13
Profit	12	12	15	12	51

2008	North America	Europe	Diversified Services	Asia-Pacific	Total
External revenue	$443	$133	$116	$94	$786
Inter-segment revenue	25	-	-	-	25
Profit	53	20	31	20	124

UNAUDITED

(Millions of dollars)	North America	Europe	Diversified Services	Asia-Pacific	Total
Assets as of March 31, 2009	$21,523	$5,251	$6,493	$4,811	$38,078

Assets as of December 31, 2008	$21,272	$5,877	$6,608	$5,106	$38,863

(Millions of dollars) Reconciliation of assets:	March 31, 2009	December 31, 2008
Assets from segments	$38,078	$38,863
Less: Investment in subsidiaries	(1,027)	(1,027)
Less: Inter-segment balances	(4,592)	(4,754)
Total	$32,459	$33,082

E.	Derivative Instruments and Hedging Activities

Our earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates and interest rates.  Our Risk Management Policy (policy) allows for the use of derivative financial instruments to prudently manage foreign currency exchange rate and interest rate exposures.  Our policy specifies that derivatives are not to be used for speculative purposes.  Derivatives that we use are primarily foreign currency forward and option contracts and interest rate swaps.  Our derivative activities are subject to the management, direction and control of our senior financial officers.  Risk management practices, including the use of financial derivative instruments, are presented to the Audit Committee of the Caterpillar Inc. Board of Directors at least annually.

All derivatives are recognized on the Consolidated Statements of Financial Position at their fair value.  On the date the derivative contract is entered, we designate the derivative as (1) a hedge of the fair value of a recognized asset or liability (fair value hedge), (2) a hedge of a forecasted transaction or the cash flow variability associated with variable rate debt (cash flow hedge) or (3) an "undesignated" instrument.  Changes in the fair value of a derivative that is qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged liability that is attributable to the hedged risk, are recorded in current earnings.  Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge are recorded in Accumulated other comprehensive income (loss) (AOCI) until they are reclassified to earnings in the same period or periods during which the hedge transaction affects earnings.  Changes in the fair value of undesignated derivative instruments and the ineffective portion of designated derivative instruments are reported in current earnings.  Cash flows from designated derivative financial instruments are classified within the same category as the item being hedged on the Consolidated Statements of Cash Flows.  Cash flows from undesignated derivative financial instruments are generally included in the Investing category on the Consolidated Statements of Cash Flows.

We formally document all relationships between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions.  We also formally assess, both at the hedge’s inception and on an ongoing basis, whether the designated derivatives that are used in hedging transactions are highly effective in offsetting changes in fair value or cash flow of hedged items.  When a derivative is determined not to be highly effective as a hedge or the underlying hedged transaction is no longer likely to occur, we discontinue hedge accounting prospectively, in accordance with Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities."

UNAUDITED

We adopted SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133" as of January 1, 2009.  See Note B for additional information.

Foreign Currency Exchange Rate Risk
In managing foreign currency risk, our objective is to minimize earnings volatility resulting from conversion and the remeasurement of net foreign currency balance sheet positions.  Our policy allows the use of foreign currency forward and option contracts to offset the risk of currency mismatch between our receivables and debt.  All such foreign currency forward and option contracts are undesignated.

Interest Rate Risk
Interest rate movements create a degree of risk by affecting the amount of our interest payments and the value of our fixed-rate debt.  Our practice is to use interest rate swaps to manage our exposure to interest rate changes and, in some cases, to lower the cost of borrowed funds.

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

Our policy allows us to use fixed-to-floating, floating-to-fixed and floating-to-floating interest rate swaps to meet the match-funding objective.  We designate fixed-to-floating interest rate swaps as fair value hedges to protect debt against changes in fair value due to changes in the benchmark interest rate.  We designate most floating-to-fixed interest rate swaps as cash flow hedges to protect against the variability of cash flows due to changes in the benchmark interest rate.

As of March 31, 2009, $59 million of deferred net losses, net of tax, included in equity, related to our floating-to-fixed interest rate swaps, are expected to be reclassified to Interest expense over the next twelve months.

We have, at certain times, liquidated fixed-to-floating and floating-to-fixed interest rate swaps.  During the first quarter of 2009, we liquidated fixed-to-floating interest rate swaps that resulted in deferred gains of $187 million, which is included in long-term debt in the Statements of Financial Position.  The deferred gains associated with these interest rate swaps at the time of liquidation are amortized to earnings, specifically Interest expense, over the remaining term of the underlying hedged item.

UNAUDITED

The location and fair value of derivative instruments reported in the Statements of Financial Position as of March 31, 2009 are as follows:

(Millions of dollars)
	Statements of Financial Position Location	Asset (Liability) Fair Value
Designated derivatives
Interest rate contracts	Other assets	$241
Interest rate contracts	Accrued expenses	(106)
		$135
Undesignated derivatives
Foreign exchange contracts	Other assets	$60
Foreign exchange contracts	Accrued expenses	(81)
Interest rate contracts	Other assets	10
Interest rate contracts	Accrued expenses	(13)
		$(24)

The effect of derivatives designated as hedging instruments on the Statements of Profit is as follows:

(Millions of dollars)
		Three Months Ended March 31, 2009
Fair Value Hedges	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts	Other income (expense)	$(60)	$79
		$(60)	$79

(Millions of dollars)
			Three Months Ended March 31, 2009
Cash Flow Hedges		Classification	Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)

	Interest rate contracts	AOCI	$(13)	Interest expense	$(20)	$1
			$(13)		$(20)	$1	1

1	The classification of the ineffective portion recognized in earnings is included in Other income (expense).

UNAUDITED

    The effect of derivatives not designated as hedging instruments on the Statements of Profit is as follows:

(Millions of dollars) Derivatives not designated as hedging instruments	Classification of Gains or (Losses)	Three Months Ended March 31, 2009
Foreign exchange contracts	Other income (expense)	$15
Interest rate contracts	Other income (expense)	(3)
		$12

F.	Guarantees

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

We have provided a limited indemnity to a third-party bank for $24 million as of March 31, 2009 resulting from the assignment of certain leases to that bank.  The indemnity is for the possibility that the insurers of these leases would become insolvent.  The indemnity expires December 15, 2012 and is unsecured.

No loss has been experienced or is anticipated under any of these guarantees noted above.  The recorded liability for these guarantees was $3 million as of March 31, 2009 and $2 million as of December 31, 2008.  The maximum potential amount of future payments (undiscounted and without reduction for any amount that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees and the limited indemnity are as follows:

(Millions of dollars)	March 31, 2009	December 31, 2008
Guarantees with customers	$121	$119
Limited indemnity	24	25
Total guarantees	$145	$144

We provide guarantees to repurchase certain loans of Caterpillar dealers from a financial trust ("Trust") that qualifies as a variable interest entity under FIN 46R, "Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51 (Revised 2003)."  The purpose of the Trust is to provide short-term working capital loans.  This Trust issues commercial paper and uses the proceeds to fund its loan program to Caterpillar dealers.  We have a loan purchase agreement with the Trust that obligates us to purchase certain loans that are not paid at maturity.  We receive a fee for providing this guarantee, which provides a source of liquidity for the Trust.  At December 31, 2008, we determined that we were the primary beneficiary of the Trust as our guarantees would require us to absorb a majority of the entity’s expected losses, and therefore consolidated the financial position of the Trust in the Consolidated Statement of Financial Position.  The Trust’s assets of $455 million are primarily comprised of loans to dealers and the liabilities of $455 million are primarily comprised of commercial paper.  No loss has been experienced or is anticipated under this loan purchase agreement.  Our assets are not available to pay creditors of the Trust, except to the extent we may be obligated to perform under the guarantee, and assets of the Trust are not available to pay our creditors.

UNAUDITED

G.	Contingencies

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

H.	Sales and Servicing of Finance Receiables

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

We retain interests in the retail finance receivables that are sold through our asset-backed securitization program.  Retained interests include subordinated certificates, an interest in future cash flows (excess) and reserve accounts.  Retained interests in securitized assets are classified as available-for-sale securities and are included in Other assets in our Consolidated Statements of Financial Position at fair value in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."  We estimate fair value based on the present value of future expected cash flows using key assumptions for credit losses, prepayment rates and discount rates.  These assumptions are based on our historical experience, market trends and anticipated performance relative to the particular assets securitized.  We periodically review the key assumptions and estimates used in determining the fair value of our retained interests with unrealized gains and losses recorded in the Consolidated Statements of Financial Position as part of Accumulated other comprehensive income (loss).  If based on current information and events, it is probable that there has been an adverse change in estimated cash flows, an "other-than-temporary" impairment is recorded and included in profit to write down the retained interest to estimated fair value.  We retain credit risk in the retail finance receivables that are sold through our asset-backed securitizations because our retained interests are subordinate to the investors’ interests.  Any credit losses in the pool of securitized assets would be limited to our retained interests.

UNAUDITED

The fair value of the retained interests in all securitizations of retail finance receivables outstanding totaled $44 million and $52 million as of March 31, 2009 and December 31, 2008, respectively.  Key assumptions used to determine the fair value of the retained interests as of such dates were:

(Millions of dollars)	March 31, 2009	December 31, 2008
Cash flow weighted-average discount rates on retained interests	13.8% to 21.2%	16.7% to 23.3%
Weighted-average maturity in months	26	28
Expected prepayment rate	19.0%	19.0%
Expected credit losses	1.9% to 4.2%	1.7% to 3.1%

To estimate the impact on income due to changes to the key economic assumptions used to estimate the fair value of residual cash flows in retained interests from retail finance receivable securitizations, we perform a sensitivity analysis of the fair value of the retained interests by applying a 10 percent and 20 percent adverse change to the individual assumptions.  This estimate does not adjust for other variations that may occur should one of the assumptions actually change.  Accordingly, no assurance can be given that actual results would be consistent with the results of our estimate.  The effect of a variation in a particular assumption on the fair value of residual interest in securitization transactions was calculated without changing any other assumptions and changes in one factor may result in changes in another.  Our sensitivity analysis indicated that the impact of a 20 percent adverse change in individual assumptions used to calculate the fair value of all our retained interests as of March 31, 2009 and December 31, 2008 would be $11 million or less and $8 million or less, respectively.

We also retained servicing responsibilities and receive a servicing fee of approximately one percent of the remaining value of the finance receivables for our servicing responsibilities.  We generally do not record a servicing asset or liability since the servicing fee is considered fair market compensation.  Servicing income is included in Other revenues, net, on our Consolidated Statements of Profit.

During the three months ended March 31, 2009, the assumptions used to determine the fair value of our retained interests in the securitization transactions were reviewed.  The most significant change was an increase in the credit loss assumption due to the adverse economic conditions in the U.S. economy.  This resulted in a $22 million impairment charge to the retained interests for the three months ended March 31, 2009.  The impairment charge was recorded in Other revenues, net, on our Consolidated Statements of Profit.

To maintain competitiveness in the capital markets and to have effective and efficient use of alternative funding sources, we may from time to time provide additional reserve support to previously issued asset-backed securitizations.

Sale of Interests in Wholesale Receivables
We purchase North American Caterpillar Dealer trade receivables (NACD Receivables) at a discount.  The discount is an estimate of the amount of financing revenue that would be earned at a market rate on the NACD Receivables over their expected life.  We have sold interests in the NACD Receivables through a revolving structure to third-party commercial paper conduits, asset-backed commercial paper issuers that are SPEs of the sponsor bank and are not consolidated by us. In accordance with SFAS 140, the transfers to the conduits are accounted for as sales.  The gain, included in Other revenues, net, on our Consolidated Statements of Profit, is principally the difference between the unearned discount on the NACD Receivables sold to the third-party commercial paper conduits less related costs incurred over their remaining term.  Expected credit losses are assumed to be zero because dealer receivables have historically had no losses and none are expected in the future.  We receive an annual servicing fee of approximately 0.5 percent of the average outstanding principal balance of the interests in the NACD Receivables sold to the third-party commercial paper conduits.  We generally do not record a servicing asset or liability since the servicing fee is considered fair market compensation.  During the three months ended March 31, 2009 and 2008, we recognized a pre-tax gain on the sale of wholesale receivables of $2 million and $4 million, respectively.  As of March 31, 2009 and December 31, 2008, the outstanding principal balance of the NACD Receivables sold to the conduits was $240 million.

UNAUDITED

The NACD Receivables not sold to the third-party commercial paper conduits as of March 31, 2009 and December 31, 2008 of $990 million and $1.432 billion, respectively, are included in Wholesale notes receivable in our Consolidated Statements of Financial Position.  The discount on these NACD Receivables is amortized on an effective yield basis over the life of the NACD Receivables and recognized as Wholesale finance revenue.  Because the receivables are short-term in nature, the carrying amount approximates the fair value.

The cash collections from the NACD Receivables are first applied to satisfy any obligations to the third-party commercial paper conduits.  The third-party commercial paper conduits have no recourse to our assets, other than the NACD Receivables that we continue to hold.

    Cash flows from sale of interests in wholesale receivables
(Millions of dollars)	For Three Months Ended March 31,
	2009	2008
Cash proceeds from sales of receivables to the conduit	$393	$396
Cash flows received on the interests that continue to be held	$2,514	$2,771

In addition to the NACD Receivables, we purchase other trade receivables from Caterpillar entities at a discount. The discount is an estimate of the amount of financing revenue that would be earned at a market rate on these trade receivables over their expected life.  The discount is amortized into revenue on an effective yield basis over the life of the receivables and recognized as Wholesale finance revenue.  Amortized discounts for the NACD and other trade receivables were $47 million and $77 million for the three months ended March 31, 2009 and 2008, respectively.  In the Consolidated Statements of Cash Flows, collection of the discount is included in investing activities as the receivables are collected.

Other Managed Assets
We also sell individual leases and finance receivables to third parties with limited or no recourse to us to either reduce our concentration of credit risk related to certain customers or as an additional source of liquidity.  In accordance with SFAS 140, the transfers to the third parties are accounted for as sales.  We maintain servicing responsibilities for these third-party assets, which totaled $603 million and $633 million as of March 31, 2009 and December 31, 2008, respectively.  Since we do not receive a servicing fee for these assets, a servicing liability is recorded.  As of March 31, 2009, this liability is not significant.

I.	Income Taxes

The provision for income taxes in the first quarter of 2009 generally reflects an estimated annual income tax rate of 22 percent as compared to 32 percent for the first quarter of 2008.  The decrease is primarily attributable to expected changes in our geographic mix of pre-tax results.

UNAUDITED

J.	Employee Separation Charges

During first quarter 2009, we recognized employee separation charges of $10 million, which is included in Other expenses in the Consolidated Statements of Profit, related to various voluntary and involuntary separation programs.  These programs, impacting 159 employees worldwide, were in response to a sharp decline in new business due to the global recession.

The various voluntary and involuntary separation programs initiated are as follows:

U.S. Voluntary Separation Program - During December 2008, Caterpillar Inc. announced a voluntary separation program for certain support and management employees based in the U.S.  Eligible employees had until January 12, 2009 to sign-up for the program, and generally until January 31, 2009 to make a final decision.  Participating employees receive severance pay based on current salary level and years of service.  During the first quarter 2009, 71 of our employees accepted the program, the majority of which had separated by March 31, 2009.

Other Separation Programs - During the first quarter of 2009, we initiated several other separation programs.  These programs, designed specific to the laws and regulations of the individual countries, represent voluntary and involuntary plans for support and management employees.  During the first quarter 2009, 59 non-U.S. and 29 U.S. employees were subject to the various programs.

Our accounting for separations is dependent upon how the particular program is designed.  For voluntary programs, eligible separation costs are recognized at the time of employee acceptance.  For involuntary programs, eligible costs are recognized when management has approved the program, the affected employees have been properly identified and the costs are estimable.

The following table summarizes the separation charges:

(Millions of dollars)
Liability balance as of December 31, 2008	$-
2009 Separation charges	10
2009 Benefit payments and other adjustments	(7)
Liability balance as of March 31, 2009	$3

UNAUDITED

The remaining balance as of March 31, 2009 represents costs for employees that have either not yet separated from the Company or their full severance has not yet been paid.  The majority of these remaining costs will be paid by the end of 2009.

The following table summarizes the numbers of employees that accepted or were subject to the programs:

First Quarter 2009
Impacted employees as of beginning of period	-
Impacted employees during the period	159
Employee separations during the period	(139)
Impacted employees remaining as of the end of the period	20

The majority of the employees that accepted or were subject to the programs, but that were still employed as of March 31, 2009 will be separated by the end of the second quarter 2009.

UNAUDITED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW:  FIRST QUARTER 2009 VS. FIRST QUARTER 2008
We reported first-quarter revenues of $681 million, a decrease of $105 million, or 13 percent, compared with the first quarter of 2008.  First-quarter profit was $51 million, a $73 million, or 59 percent, decrease over the first quarter of 2008.

•
Of the decrease in revenues, $93 million resulted from a decrease due to the impact of lower interest rates on new and existing finance receivables, $22 million resulted from a write-down on retained interests related to the securitized asset portfolio and $14 million resulted from an unfavorable impact on returned or repossessed equipment.  This decrease was partially offset by a $26 million increase from the impact of continued growth of earning assets (finance receivables and operating leases at constant interest rates).

•
Profit before income taxes was $71 million in the first quarter compared with $188 million in the first quarter of 2008, a decrease of $117 million or 62 percent.  The decrease was principally due to a $67 million impact from decreased net yield on average earning assets, a $38 million impact from net currency exchange gains and losses, a $22 million write-down on retained interests related to the securitized asset portfolio due to worse than expected losses, a $14 million impact from returned or repossessed equipment and a $10 million impact from employee separation charges.  These decreases in profit before income taxes were partially offset by a $24 million favorable impact from mark-to-market adjustments on interest rate derivative contracts and a $10 million favorable impact from higher average earning assets.

•
New retail financing was $1.6 billion, a decrease of $1.9 billion, or 55 percent from the first quarter of 2008.  The decrease was primarily related to our North America, Europe and Asia operating segments.

•	Provision for income taxes decreased $43 million, or 73 percent, compared with the first quarter of 2008. The decrease was primarily attributable to lower pre-tax results.

•
At the end of first quarter 2009, past dues were 5.44 percent compared with 3.88 percent at the end of 2008 and 2.81 percent at the end of first quarter 2008.  Past dues increased during the first quarter in all geographic areas, with the largest increases in Europe and Latin America.  Write-offs, net of recoveries, for the three months ended March 31, 2009, were $47 million (0.74 percent of average retail portfolio on an annualized basis) compared to $20 million (0.33 percent of average retail portfolio on an annualized basis) for the three months ended March 31, 2008.  This increase in write-offs was primarily driven by adverse economic conditions in North America.  The rate of write-offs in the first quarter of 2009 as a percentage of average retail portfolio of 0.74 percent is slightly higher in comparison to the rates measured during the most recent periods of economic weakness in 2001 and 2002, which were 0.65 percent and 0.69 percent of average retail portfolio, respectively.

•
Our allowance for credit losses totaled $382 million as of March 31, 2009 compared to $374 million as of March 31, 2008, which is 1.50 percent of net finance receivables as of March 31, 2009, compared with 1.41 percent as of March 31, 2008.  The increase in allowance for credit losses resulted from a $23 million increase in the allowance rate partially offset by a $15 million decrease due to a reduction in the overall net finance receivable portfolio.

UNAUDITED

REVIEW OF CONSOLIDATED STATEMENTS OF PROFIT

THREE MONTHS ENDED MARCH 31, 2009 VS. THREE MONTHS ENDED MARCH 31, 2008

REVENUES
Retail and wholesale revenue for the first quarter of 2009 was $461 million, a decrease of $53 million from the same period last year.  The decrease was due to a $74 million decrease from the impact of lower interest rates on new and existing retail and wholesale receivables, partially offset by a $21 million increase from the impact of continued growth of earning assets (finance receivables at constant interest rates).  Yield was negatively impacted by lower interest rates on finance receivables and a decrease in earned discounts on certain North America purchased wholesale receivables.  The annualized average yield on these assets was 6.82 percent for the first quarter of 2009 compared to 7.92 percent for the first quarter of 2008.

Operating lease revenue for the first quarter of 2009 was $220 million, or $14 million lower than the first quarter of 2008 primarily due to the impact of interest rates.

Other revenue, net, for the first quarter of 2009 was $0, a decrease of $38 million from the same period in 2008 primarily due to a $22 million write-down on retained interests related to the securitized asset portfolio due to higher than anticipated losses experienced as a result of the adverse economic conditions in the U.S. economy and a $14 million impact from returned or repossessed equipment.

Other revenue, net, items were as follows:

(Millions of dollars)	Three Months Ended March 31,
	2009	2008
Finance receivable and operating lease fees (including late charges)	$17	$16
Miscellaneous other revenue, net	6	5
Gain on sales of receivables	3	5
Service fee income on sold receivables	1	2
Partnership/dividend income	-	1
Net gain/(loss) on returned or repossessed equipment	(7)	7
Income/(loss) related to retained interests in securitized retail receivables	(20)	2
Total other revenues, net	$-	$38

UNAUDITED

EXPENSES
Interest expense for the first quarter of 2009 was $282 million, a decrease of $3 million from the same period last year.  This decrease was primarily due to a decrease of 47 basis points in the average cost of borrowing to 4.16 percent for the first quarter of 2009, down from 4.63 percent for the first quarter of 2008, partially offset by the impact of an increase of 11 percent in average borrowings related to increased lending to Caterpillar and to provide a cash position appropriate for current market conditions.

Depreciation expense on equipment leased to others was $173 million, down $7 million over the first quarter of 2008 due to a decrease in the lease portfolio.

General, operating and administrative expenses were $81 million for the first quarter of 2009, compared to $89 million for the same period in 2008.  The decrease resulted primarily from decreases in labor costs and other taxes.  There were 1,611 full-time employees as of March 31, 2009, compared to 1,714 as of December 31, 2008 and 1,636 as of March 31, 2008.

The provision for credit losses was $38 million for the first quarter of 2009, up $1 million from the first quarter of 2008.  The allowance for credit losses as of March 31, 2009 was 1.50 percent of finance receivables (excluding Notes receivable from Caterpillar), net of unearned income, compared to 1.41 percent as of March 31, 2008.  The first quarter rate of 1.50 percent is slightly higher than the 2002 recessionary period average rate of 1.47 percent.

Other expenses were $18 million for the first quarter of 2009 compared to $5 million for the same period in 2008.  The increase was primarily attributable to employee separation charges.

Other income (expense) for the first quarter of 2009 was an expense of $18 million, an increase of $16 million from the same period in 2008 due to a $38 million impact from net currency exchange gains and losses, partially offset by a $24 million favorable impact from mark-to-market adjustments on interest rate derivative contracts.

Other income (expense) items were as follows:

(Millions of dollars)	Three Months Ended March 31,
	2009	2008
Currency exchange gain/(loss)	$(50)	$90
Net gain/(loss) on undesignated foreign exchange contracts (including forward points)	15	(87)
Net gain/(loss) from interest rate derivatives	17	(7)
Partnership/dividend income (gain on sale of affiliates)	-	2
Total other income (expense)	$(18)	$(2)

Provision for income taxes decreased $43 million, or 73 percent, compared with the first quarter of 2008.  The decrease was primarily attributable to lower pre-tax results.

PROFIT
As a result of the performance discussed above, we had profit of $51 million for the first quarter of 2009, down $73 million, or 59 percent, from the first quarter of 2008.

UNAUDITED

REVIEW OF CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

ASSETS
Total assets were $32.46 billion as of March 31, 2009, a decrease of $623 million over December 31, 2008, principally due to a decrease of $446 million in the net finance receivable portfolio.

During the three months ended March 31, 2009, we financed new retail business of $1.579 billion, a decrease of $1.895 billion, or 55 percent, from the first quarter of 2008.  The decrease was primarily related to our North America, Europe and Asia operating segments.

TOTAL OFF-BALANCE SHEET MANAGED ASSETS
We manage and service receivables and leases that have been transferred through securitization or sale.  These transactions provide a source of liquidity and allow us to mitigate the concentration of credit risk with certain customers.  These receivables/leases are not available to pay our creditors.

Off-balance sheet managed assets were as follows:

(Millions of dollars)	March 31,	December 31,
	2009	2008
Securitized Retail Installment Sale Contracts and Finance Leases
Installment sale contracts securitized	$739	$877
Finance leases securitized	27	32
Less: retained interests (included in Other assets)	(44)	(52)
Off-balance sheet securitized retail receivables	722	857

Sales of Interests in Wholesale Receivables
Wholesale receivables	240	240

Other Managed Assets
Retail installment sale contracts	264	283
Retail finance leases	199	198
Operating leases	113	122
Retail notes receivable	27	30
Other managed receivables/leases	603	633

Total off-balance sheet managed assets	$1,565	$1,730

UNAUDITED

ALLOWANCE FOR CREDIT LOSSES
The following table shows activity related to the Allowance for credit losses:

(Millions of dollars)	Three Months Ended March 31,
	2009	2008
Balance at beginning of the period	$395	$353
Provision for credit losses	38	37
Receivables written off	(52)	(24)
Recoveries on receivables previously written off	5	4
Foreign currency translation adjustment	(4)	4
Balance at end of the period	$382	$374

Bad debt write-offs, net of recoveries, for the three months ended March 31, 2009, were $47 million (0.74 percent of average retail portfolio on an annualized basis) compared to $20 million (0.33 percent of average retail portfolio on an annualized basis) for the three months ended March 31, 2008.  This increase was primarily driven by adverse economic conditions in North America.  The rate of write-offs in the first quarter 2009 as a percentage of average retail portfolio of 0.74 percent is slightly higher in comparison to the rates measured during the most recent periods of economic weakness in 2001 and 2002, which were 0.65 percent and 0.69 percent of average retail portfolio, respectively.

Our allowance for credit losses totaled $382 million as of March 31, 2009 compared to $374 million as of March 31, 2008, which is 1.50 percent of net finance receivables as of March 31, 2009, compared with 1.41 percent as of March 31, 2008.  The increase in allowance for credit losses resulted from a $23 million increase in the allowance rate partially offset by a $15 million decrease due to a reduction in the overall net finance receivable portfolio.  See Critical Accounting Policies – Allowance for Credit Losses for more information on the allowance for credit losses.

TOTAL PAST DUE FINANCE AND RENTS RECEIVABLES
Finance receivables (excluding Notes receivable from Caterpillar) plus rents receivable for operating leases (included in Other assets) that were past due over 30 days were 5.44 percent of the aggregate total of these receivables as of March 31, 2009 compared with 3.88 percent at the end of 2008 and 2.81 percent at the end of first quarter 2008.  Past dues increased during the first quarter in all geographic areas, with the largest increases in Europe and Latin America.

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity provide us with the ability to meet our financial obligations on a timely basis.  Maintaining and managing adequate capital and liquidity resources includes management of funding sources and their utilization based on current, future and contingent needs.  We do not generate material funding through structured finance transactions.

UNAUDITED

    Throughout the first quarter of 2009, we have continued to maintain access to liquidity, although at higher credit spreads than what was seen in the first quarter 2008 on new term debt issuances.  During the first quarter of 2009, we issued $3.0 billion in U.S. medium-term notes and an additional $0.5 billion in U.S. retail notes.  These issuances along with expected cash flow generated from the portfolio will meet funding needs for 2009.

During the first quarter 2009, some non-U.S. credit markets were periodically closed to us and similarly situated issuers as a result of the volatile credit market conditions.  While we operated with lower than average commercial paper balances in the first quarter of 2009, market access remained good in the U.S., Canada and Europe with attractive pricing levels.  Commercial paper access in Australia and Japan has been much more limited and at varying price levels.  As the global liquidity situation evolves, we will continue to monitor and adapt our funding approach accordingly.  We continue to maintain higher levels of cash, which has increased our net cost of funds.

The generally deteriorating economic conditions and the condition of credit markets increase the risk that one or more of the credit rating agencies may decrease their rating for us or our debt securities.  In the event that we, or any of our debt securities, experience a credit rating downgrade, it would likely result in an increase in our borrowing costs and make access to certain credit markets more difficult.

If global conditions deteriorate so significantly that access to debt markets becomes unavailable, we would rely on cash flow from our existing retail portfolio of approximately $1 billion per month, utilization of existing cash balances ($1.26 billion as of March 31, 2009), access to our revolving credit facilities and other credit line facilities held by us and potential borrowings from Caterpillar.

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

Total borrowings outstanding as of March 31, 2009 were $27.58 million, a decrease of $565 million over December 31, 2008, due to lower funding requirements.  Outstanding borrowings were as follows:

(Millions of dollars)	March 31, 2009	December 31, 2008
Medium-term notes, net of unamortized discount	$21,666	$19,647
Commercial paper, net of unamortized discount	3,340	5,717
Bank borrowings – short-term	810	817
Bank borrowings – long-term	748	755
Variable denomination floating rate demand notes	747	543
Deposit obligation	232	232
Notes payable to Caterpillar	37	435
Total outstanding borrowings	$27,580	$28,146

Medium-term notes
We regularly issue medium-term unsecured notes through securities dealers or underwriters in the U.S., Canada, Europe, Australia and Japan to both retail and institutional investors.  These notes are offered in several currencies and with a variety of maturities.  These notes are senior unsecured obligations of the Company.

UNAUDITED

Commercial paper
We issue unsecured commercial paper in the U.S., Europe and other international capital markets.  These short-term promissory notes are issued on a discounted basis and are payable at maturity.

Revolving credit facilities
We have three global credit facilities with a syndicate of banks totaling $6.85 billion (Credit Facility 1) available in the aggregate to both Caterpillar and us to support our commercial paper programs in the event the programs become unavailable and for general liquidity purposes.  Based on management’s allocation decision, which can be revised at any time, the portion of the facility available to us was $5.85 billion as of March 31, 2009.

•	The five-year facility of $1.62 billion expires in September 2012.

•	The five-year facility of $2.98 billion expires in September 2011.

•	The 364-day facility of $2.25 billion expires in September 2009.

Additionally, in March 2009, we entered into a 364-day revolving credit facility (Credit Facility 2) with a syndicate of banks totaling $1.3 billion, which expires in March 2010 and is jointly available to both Caterpillar and us.  This facility was amended in April 2009 to include an additional $75 million.  Based on management's allocation decision, which can be revised at any time, 100% was allocated to Caterpillar as of March 31, 2009.

In March 2009, a 364-day facility totaling $300 million was terminated.

At March 31, 2009, Caterpillar’s consolidated net worth of $6.34 billion was not less than 75 percent of the consolidated net worth as of the end of its immediately preceding fiscal year.  This is the minimum level required under Credit Facility 1 and Credit Facility 2 ("the Credit Facilities").

At March 31, 2009, our quarterly interest coverage ratio was 1.24 to 1.  This is above the 1.15 to 1 minimum ratio of (1) earnings before interest expense and income taxes to (2) interest expense for each fiscal quarter required by the Credit Facilities.

In addition, at March 31, 2009, our leverage ratio was 7.70 to 1.  This is below the maximum ratio of debt to net worth of 10.0 to 1, calculated (1) monthly as the average leverage ratios over the preceding six calendar months and (2) at each December 31 required by the Credit Facilities.

In the event either Caterpillar or we do not meet one or more of the respective financial covenants under the Credit Facilities in the future (and are unable to obtain a consent or waiver), the bank group may terminate the commitments allocated to the non-compliant party or the commitments with respect to Credit Facility 1 could be, depending on the circumstances, reallocated among Caterpillar and/or us.  Additionally, in such event, certain of our other lenders under other loan agreements where such financial covenants are applicable, may, at their election, choose to pursue remedies under such loan agreements, including accelerating outstanding borrowings.  At March 31, 2009, there were no borrowings under the Credit Facilities.

UNAUDITED

Bank borrowings
Credit lines with banks as of March 31, 2009 totaled $2.83 billion.  These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements.  The remaining available credit commitments may be withdrawn any time at the lenders' discretion.  As of March 31, 2009, we had $1.56 billion outstanding against these credit lines compared to $1.57 billion as of December 31, 2008, and were in compliance with all debt covenants under these credit lines.

Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction.  We do not hold reserves to fund the payment of the demand notes.  The notes are offered on a continuous basis by prospectus only.

Deposit obligation
A deposit obligation of $232 million has a corresponding security deposit, which is included in Other assets in the Consolidated Statements of Financial Position as of March 31, 2009 and December 31, 2008.  This deposit obligation and corresponding security deposit relates to a financing arrangement, which provides us a return.  This arrangement requires that we commit to a certain long-term obligation and provide a security deposit, which will fulfill this obligation when it becomes due in 2009.

Notes receivable from/payable to Caterpillar
Under our variable amount lending agreements with Caterpillar, we may borrow up to $2.3 billion from Caterpillar, and Caterpillar may borrow up to $2.8 billion from us.  The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice.  We had notes payable of $37 million and notes receivable of $1.5 billion outstanding as of March 31, 2009, compared to notes payable of $435 million and notes receivable of $81 million as of December 31, 2008.

OFF-BALANCE SHEET ARRANGEMENTS
We lease all of our facilities.  In addition, we have guarantees with third parties of $145 million as of March 31, 2009.

CASH FLOWS
Operating cash flow was $393 million in the first quarter of 2009, compared with $286 million for the same period a year ago.  The increase in operating cash flow was primarily related to cash proceeds from liquidated interest rate swaps, partially offset by lower profit.  Net cash used for investing activities was $6 million for the first quarter of 2009, compared to $883 million for the same period in 2008.  The decreased use of cash was the result of lower levels of new retail financing, partially offset by increased lending to Caterpillar.  Net cash used for financing activities was $206 million for the first quarter of 2009, compared to a source of cash of $637 million for the first quarter of 2008, primarily due to lower funding requirements.

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

Residual values for leased assets
Lease residual values, which are based upon the estimated wholesale market value of leased equipment at the time of the expiration of the lease, represent a careful analysis of historical wholesale market sales prices, projected forward on a level trend line without consideration for inflation or possible future pricing action.  At the inception of the lease, residual values are derived from consideration of the following critical factors: market size and demand, any known significant market/product trends, total expected hours of usage, machine configuration, application, location, model changes, quantities and past re-marketing experience, third-party residual guarantees and contractual customer purchase options.  Many of these factors are gathered in an application survey that is completed prior to quotation.  The lease agreement also clearly defines applicable return conditions and remedies for non-compliance, to ensure that the leased equipment will be in good operating condition upon return.  Model changes and updates, as well as market strength and product acceptance, are monitored and residual adjustments are made to residual values in accordance with the significance of any such changes.  Remarketing sales staff works closely with customers and dealers to manage the sale of lease returns and the recovery of residual exposure.

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

Allowance for credit losses
Management’s ongoing evaluation of the adequacy of the allowance for credit losses considers both impaired and unimpaired finance receivables and takes into consideration past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and current economic conditions.  In estimating probable credit losses, we review accounts that are past due, non-performing, in bankruptcy or otherwise identified as at-risk for potential credit loss.  Accounts are identified as at-risk for potential credit loss using information available about the customer, such as financial statements, news reports and published credit ratings as well as general information regarding industry trends and the general economic environment.

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

UNAUDITED

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q may be considered "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements may relate to future events or our future financial performance, which may involve known and unknown risks and uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by any forward-looking statements.  In this context, words such as "believes," "expects," "estimates," "anticipates," "will," "should" and similar words or phrases often identify forward-looking statements made on behalf of Cat Financial.  These statements are only predictions.  Actual events or results may differ materially due to factors that affect international businesses, including changes in economic conditions and ongoing significant challenges and disruptions in the global financial and credit markets, and change in laws and regulations and political stability, as well as factors specific to Cat Financial and the markets we serve, including the market’s acceptance of the Company’s products and services, the creditworthiness of customers, interest rate and currency rate fluctuations and estimated residual values of leased equipment.  Those risk factors may not be exhaustive.  We operate in a continually changing business environment, and new risk factors emerge from time to time.  We cannot predict these new risk factors, nor can we assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements.  Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.  Moreover, we do not assume responsibility for the accuracy and completeness of those statements.  All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the captions "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K filed with the Securities and Exchange Commission on February 20, 2009.  We do not undertake to update our forward-looking statements.

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

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

See Part I. Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008 for a discussion of the risks and uncertainties that may affect our business.  There has been no material change in this information.

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

UNAUDITED

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

UNAUDITED

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

10.19
364-Day Credit Agreement dated March 31, 2009 (2009 364-Day Credit Agreement) Caterillar, the financial institutions named therein and Citibank, N.A. (as Administrative Agent) (incorporated by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K, filed on April 6, 2009).

10.20
Notice of Bank Addition and Assumption and Acceptance dated April 7, 2009, adding the Bank of Tokyo-Mitsubishi UFJ, Ltd. as a party to the 2009 364-Day Credit Agreement (incorporated by reference from Exhibit 99.2 to the Company's Amendment No. 1 to Current Report on Form 8-K/A, filed on April 7, 2009).

12	Computation of Ratio of Profit to Fixed Charges.
23	Consent of Independent Registered Public Accounting Firm.
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

Caterpillar Financial Services Corporation
(Registrant)
Date: May 1, 2009	By: /s/ Steven R. Elsesser
Steven R. Elsesser, Controller

Date: May 1, 2009	By: /s/ Kent M. Adams
Kent M. Adams, President, Director and Chief Executive Officer