Form 10-Q
period 2009-06-30
CATERPILLAR FINANCIAL SERVICES CORP
filed 2009-07-31
CIK 764764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [ X ]     No  [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  [   ]    Accelerated Filer  [   ]    Non-Accelerated Filer  [ X ]    Smaller reporting company  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]    No  [ X ]

As of July 31, 2009, one share of common stock of the registrant was outstanding, which is owned by Caterpillar Inc.

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

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF PROFIT
(Unaudited)
(Dollars in Millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Retail finance	$365	$409	$737	$820
Operating lease	223	233	443	467
Wholesale finance	99	93	188	196
Other, net 1	13	43	13	81
Total revenues	700	778	1,381	1,564

Expenses:
Interest	272	278	554	563
Depreciation on equipment leased to others	174	181	347	361
General, operating and administrative	80	104	161	193
Provision for credit losses	43	41	81	78
Other	9	5	27	10
Total expenses	578	609	1,170	1,205

Other income (expense)	-	10	(18)	8

Profit before income taxes	122	179	193	367

Provision for income taxes	29	46	45	105

Profit of consolidated companies	93	133	148	262

Less: Profit attributable to noncontrolling interests	4	3	8	8

Profit 2	$89	$130	$140	$254

1 Includes impairment losses on retained interests:
Total other-than-temporary impairment losses	$24	$7	$46	$7
Portion of losses recognized in Accumulated other comprehensive income (loss) before taxes	(15)	-	(15)	-
Net impairment losses recognized in earnings	$9	$7	$31	$7

2 Profit attributable to Caterpillar Financial Services Corporation.

    See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in Millions, except share data)

	June 30,	December 31,
	2009	2008
Assets:
Cash and cash equivalents	$2,205	$1,080
Finance receivables
Retail notes receivable	8,379	8,209
Wholesale notes receivable	1,890	3,483
Notes receivable from Caterpillar	1,096	81
Finance leases and installment sale contracts - Retail	15,145	16,912
Finance leases and installment sale contracts - Wholesale	602	610
	27,112	29,295
Less: Unearned income	(1,614)	(1,817)
Less: Allowance for credit losses	(378)	(395)
Total net finance receivables	25,120	27,083

Equipment on operating leases,
less accumulated depreciation	2,979	3,028
Deferred and refundable income taxes	115	127
Other assets	1,249	1,764
Total assets	$31,668	$33,082

Liabilities and stockholder’s equity:
Payable to dealers and others	$187	$255
Payable to Caterpillar - other	30	60
Accrued expenses	470	476
Income taxes payable	120	36
Payable to Caterpillar - borrowings	12	435
Short-term borrowings	4,470	7,077
Current maturities of long-term debt	4,094	5,036
Long-term debt	17,881	15,598
Deferred income taxes and other liabilities	526	537
Total liabilities	27,790	29,510

Commitments and contingent liabilities (Notes F & G)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid-in amount)	745	745
Retained earnings	2,943	2,803
Accumulated other comprehensive income (loss)	121	(37)
Noncontrolling interests	69	61
Total stockholder’s equity	3,878	3,572

Total liabilities and stockholder’s equity	$31,668	$33,082

    See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Unaudited)
(Dollars in Millions)

Six Months Ended June 30, 2008	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total	Comprehensive income (loss)
Balance at December 31, 2007	$745	$2,418	$508	$40	$3,711
Profit of consolidated companies		254		8	262	$262
Foreign currency translation, net of tax of $3			85		85	85
Derivative financial instruments
Gains (losses) deferred, net of tax of $5			14		14	14
(Gains) losses reclassified to earnings, net of tax of $3			(9)		(9)	(9)
Retained interests
Gains (losses) deferred, net of tax of $2			(5)		(5)	(5)
(Gains) losses reclassified to earnings, net of tax of $1			2		2	2
Balance at June 30, 2008	$745	$2,672	$595	$48	$4,060	$349

Six Months Ended June 30, 2009
Balance at December 31, 2008	$745	$2,803	$(37)	$61	$3,572
Profit of consolidated companies		140		8	148	$148
Foreign currency translation, net of tax of $16			147		147	147
Derivative financial instruments
Gains (losses) deferred, net of tax of $5			(13)		(13)	(13)
(Gains) losses reclassified to earnings, net of tax of $14			28		28	28
Retained interests
Gains (losses) deferred, net of tax of $12 1			(22)		(22)	(22)
(Gains) losses reclassified to earnings, net of tax of $10			18		18	18
Balance at June 30, 2009	$745	$2,943	$121	$69	$3,878	$306

1Includes noncredit component of other-than-temporary impairment losses on securitized retained interests of ($10) million, net of tax of $5 million, for the six months ended June 30, 2009. See Note H for additional information.

    See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Profit of consolidated companies	$148	$262
Adjustments for non-cash items:
Depreciation and amortization	362	376
Amortization of receivables purchase discount	(92)	(145)
Provision for credit losses	81	78
Gain on sales of receivables	(10)	(20)
Other, net	(248)	(59)
Changes in assets and liabilities:
Receivables from others	111	(68)
Other receivables/payables with Caterpillar	(43)	55
Payable to dealers and others	(67)	64
Accrued interest payable	56	42
Accrued expenses and other liabilities, net	(106)	(2)
Income taxes payable	148	(8)
Proceeds from liquidated interest rate swaps	187	-
Net cash provided by operating activities	527	575

Cash flows from investing activities:
Expenditures for equipment on operating leases and for non-leased equipment	(443)	(718)
Proceeds from disposals of equipment	413	431
Additions to finance receivables	(10,939)	(19,164)
Collections of finance receivables	13,170	15,846
Proceeds from sales of receivables	884	1,471
Net change in Notes receivable from Caterpillar	(1,016)	(435)
Other, net	(1)	(77)
Net cash provided by (used in) investing activities	2,068	(2,646)

Cash flows from financing activities:
Payable to Caterpillar – borrowings and other	(430)	(220)
Proceeds from debt issued (original maturities greater than three months)	8,107	9,048
Payments on debt issued (original maturities greater than three months)	(6,655)	(6,395)
Short-term borrowings, net (original maturities three months or less)	(2,492)	(331)
Net cash (used in) provided by financing activities	(1,470)	2,102

Effect of exchange rate changes on cash	-	2

Increase in cash and cash equivalents	1,125	33

Cash and cash equivalents at beginning of year	1,080	185

Cash and cash equivalents at end of period	$2,205	$218

Non-cash activity:
During 2009, an obligation for $232 million related to a financing arrangement, which provided us a return, was fulfilled through the release of a security deposit.

    See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Notes to Consolidated Financial Statements
(Unaudited)
A.	Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated profit for the three months and six months ended June 30, 2009 and 2008, (b) the consolidated financial position as of June 30, 2009 and December 31, 2008, (c) the consolidated changes in stockholder's equity for the six months ended June 30, 2009 and 2008 and (d) the consolidated cash flows for the six months ended June 30, 2009 and 2008.  The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC, requires management to make estimates and assumptions that affect the reported amounts.  The most significant estimates are the allowance for credit losses and residual values for leased assets.  Actual results may differ from these estimates.  Certain amounts for prior periods have been reclassified to conform to the current period presentation.

Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Comprehensive income (loss) is comprised of Profit of consolidated companies, as well as adjustments for foreign currency translation, derivative instruments designated as cash flow hedges and retained interests.  Total Comprehensive income for the three months ended June 30, 2009 and 2008 was $341 million and $178 million, respectively.  Total Comprehensive income for the six months ended June 30, 2009 and 2008 was $306 million and $349 million, respectively.

The December 31, 2008 financial position data included herein was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

We have performed a review of subsequent events through July 31, 2009, the date the financial statements were issued, and concluded there were no events or transactions occurring during this period that required recognition or disclosure in our financial statements.

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

FSP 157-2 – In February 2008, the FASB issued FASB Staff Position on Statement 157, "Effective Date of FASB Statement No. 157" (FSP 157-2).  FSP 157-2 delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed on a recurring basis, to fiscal years beginning after November 15, 2008.  We adopted this new accounting standard on January 1, 2009.  The adoption of FSP 157-2 did not have a material impact on our financial statements.

UNAUDITED

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

SFAS 141R and SFAS 160 – In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (SFAS 141R), "Business Combinations," and No. 160 (SFAS 160), "Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51." SFAS 141R requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed. Further, SFAS 141R also changes the accounting for acquired in-process research and development assets, contingent consideration, partial acquisitions and transaction costs.  Under SFAS 160, all entities are required to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements.  In addition, transactions between an entity and noncontrolling interests will be treated as equity transactions.  We adopted these new accounting standards on January 1, 2009.  As required, SFAS 160 was adopted through retrospective application, and all prior period information has been adjusted accordingly.  The adoption of SFAS 141R and SFAS 160 did not have a material impact on our financial statements.

UNAUDITED

SFAS 161 – In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (SFAS 161), "Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133." SFAS 161 expands disclosures for derivative instruments by requiring entities to disclose the fair value of derivative instruments and their gains or losses in tabular format.  SFAS 161 also requires disclosure of information about credit risk-related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments.  We adopted this new accounting standard on January 1, 2009.  The adoption of SFAS 161 did not have a material impact on our financial statements.  See Note E for additional information.

SFAS 162 – In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (SFAS 162), "The Hierarchy of Generally Accepted Accounting Principles." SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP.  SFAS 162 was effective November 13, 2008 and is superseded by Statement of Financial Accounting Standards No. 168 (SFAS 168), "The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162."  See below for additional information on SFAS 168.

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

FSP FAS 107-1 and APB 28-1 – In April 2009, the FASB issued FASB Staff Position on FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" (FSP FAS 107-1 and APB 28-1).  This FSP requires that the fair value disclosures required by SFAS 107 "Disclosures about Fair Value of Financial Instruments" be included for interim reporting periods.  We adopted this new accounting standard effective April 1, 2009.  The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on our financial statements.  See Note C for additional information.

FSP FAS 115-2 and FAS 124-2 – In April 2009, the FASB issued FASB Staff Position on FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" (FSP FAS 115-2 and FAS 124-2).  This FSP amends the impairment guidance relating to certain debt securities and requires a company to assess the likelihood of selling the security prior to recovering its cost basis.  When a company meets the criteria for impairment, the impairment charges related to credit losses would be recognized in earnings, while non-credit losses would be reflected in other comprehensive income.  We adopted this new accounting standard effective April 1, 2009.  The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on our financial statements.  See Note H for additional information.

UNAUDITED

FSP FAS 157-4 – In April 2009, the FASB issued FASB Staff Position on FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" (FSP FAS 157-4).  FSP FAS 157-4 provides guidance on determining when the trading volume and activity for an asset or liability has significantly decreased, which may indicate an inactive market, and on measuring the fair value of an asset or liability in inactive markets.  We adopted this new accounting standard effective April 1, 2009.  The adoption of FSP FAS 157-4 did not have a material impact on our financial statements.

SFAS 165 – In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165 (SFAS 165), "Subsequent Events."  SFAS 165 establishes the general standards of accounting for and disclosure of subsequent events. In addition, it requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  This new accounting standard was adopted for our financial statements for the quarterly period ending June 30, 2009.  The adoption of SFAS 165 did not have a material impact on our financial statements.  See Note A for additional information.

SFAS 166 – In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166 (SFAS 166), "Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140."  SFAS 166 amends SFAS 140 by including: the elimination of the qualifying special-purpose entity (QSPE) concept; a new participating interest definition that must be met for transfers of portions of financial assets to be eligible for sale accounting; clarifications and changes to the derecognition criteria for a transfer to be accounted for as a sale; and a change to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor.  Additionally, the standard required extensive new disclosures regarding an entity’s involvement in a transfer of financial assets.  Finally, existing QSPEs (prior to the effective date of SFAS 166) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance upon the elimination of this concept.  We will adopt this new accounting standard effective January 1, 2010.  We are currently reviewing the impact of SFAS 166 on our financial statements and expect to complete this evaluation in 2009.

SFAS 167 – In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167 (SFAS 167), "Amendments to FASB Interpretation No. 46R." SFAS 167 revises FIN 46R by eliminating the exemption for qualifying special purpose entities, by establishing a new approach for determining who should consolidate a variable-interest entity and by changing when it is necessary to reassess who should consolidate a variable-interest entity.  We will adopt this new accounting standard effective January 1, 2010.  We are currently reviewing the impact of SFAS 167 on our financial statements and expect to complete this evaluation in 2009.

SFAS 168 – In June 2009, the FASB issued SFAS 168, "The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162." SFAS 168 establishes the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative U.S. GAAP to be applied by nongovernmental entities.  While not intended to change U.S. GAAP, the Codification significantly changes the way in which the accounting literature is organized.  We will adopt this new accounting standard for our financial statements for the quarterly period ending September 30, 2009.  We do not expect the adoption of SFAS 168 to have a material impact on our financial statements.

C.	Fair Value Disclosures

1.  Fair Value Measurements

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

UNAUDITED

Assets and liabilities measured at fair value included in our Consolidated Statements of Financial Position as of June 30, 2009 and December 31, 2008 are summarized below:
(Millions of dollars)	June 30, 2009
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Assets
Securitized retained interests	$-	$-	$104	$104
Total assets	$-	$-	$104	$104

Liabilities
Derivative financial instruments, net	$-	$38	$-	$38
Guarantees	-	-	3	3
Total liabilities	$-	$38	$3	$41

(Millions of dollars)	December 31, 2008
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Assets
Derivative financial instruments, net	$-	$331	$-	$331
Securitized retained interests	-	-	52	52
Total assets	$-	$331	$52	$383

Liabilities
Guarantees	$-	$-	$2	$2
Total liabilities	$-	$-	$2	$2

Below are roll-forwards of assets and liabilities measured at fair value using Level 3 inputs for the six months ended June 30, 2009 and 2008.  These instruments were valued using pricing models that, in management’s judgment, reflect the assumptions a marketplace participant would use.
(Millions of dollars)	Securitized Retained Interests	Guarantees
Balance as of December 31, 2008	$52	$2
Gains or (losses) included in earnings (realized / unrealized)	(28)	-
Changes in Accumulated other comprehensive income (loss)	(6)	-
Purchases, issuances and settlements	86	1
Balance as of June 30, 2009	$104	$3

(Millions of dollars)	Securitized Retained Interests	Guarantees
Balance as of December 31, 2007	$49	$7
Gains or (losses) included in earnings (realized / unrealized)	(2)	-
Changes in Accumulated other comprehensive income (loss)	(4)	-
Purchases, issuances and settlements	41	2
Balance as of June 30, 2008	$84	$9

UNAUDITED

The amount of unrealized losses on securitized retained interests included in earnings for the six months ended June 30, 2009 related to assets still held at June 30, 2009 was $28 million.  The amount of unrealized losses on securitized retained interests included in earnings for the six months ended June 30, 2008 related to assets still held at June 30, 2008 was $1 million.  These losses were reported in Other revenues, net, in the Consolidated Statements of Profit.

In addition to the amounts above, we have impaired loans of $137 million and $108 million as of June 30, 2009 and December 31, 2008, respectively.  A loan is considered impaired when management determines that collection of contractual amounts due is not probable.  In these cases, an allowance for loan losses is established based primarily on the fair value of associated collateral.  As the collateral's fair value is based on observable market prices and/or current appraised values, the impaired loans are classified as Level 2 measurements.

2.  Fair Values of Financial Instruments

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

Finance receivables, net – fair value was estimated by discounting the future cash flows using current rates, representative of receivables with similar remaining maturities.

Short-term borrowings – carrying amount approximated fair value.

Long-term debt – fair value on fixed-rate debt was estimated based on quoted market prices.  Floating-rate notes carrying amounts were considered a reasonable estimate of fair value.  For deposit obligations, carrying value approximated fair value.

UNAUDITED

The estimated fair values of financial instrument assets and (liabilities) are as follows:

(Millions of dollars)	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$2,205	$2,205	$1,080	$1,080
Foreign currency contracts:
In a receivable position	$16	$16	$70	$70
In a payable position	$(52)	$(52)	$(113)	$(113)
Finance receivables, net (excluding finance leases 1)	$15,739	$15,107	$18,051	$17,089
Short-term borrowings	$(4,470)	$(4,470)	$(7,077)	$(7,077)
Long-term debt	$(21,975)	$(21,978)	$(20,634)	$(19,759)
Interest rate swaps:
In a receivable position	$159	$159	$501	$501
In a payable position	$(161)	$(161)	$(127)	$(127)
Securitized retained interests	$104	$104	$52	$52
Guarantees	$(3)	$(3)	$(2)	$(2)

D.	Segment Information

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

Supplemental segment data for the three months ended June 30,

(Millions of dollars) 2009	North America	Europe	Diversified Services	Asia-Pacific	Total
External revenue	$364	$110	$108	$118	$700
Inter-segment revenue	13	-	-	-	13
Profit	21	31	12	25	89

2008	North America	Europe	Diversified Services	Asia-Pacific	Total
External revenue	$419	$143	$109	$107	$778
Inter-segment revenue	21	-	-	-	21
Profit	50	30	27	23	130

Supplemental segment data for the six months ended June 30,

(Millions of dollars) 2009	North America	Europe	Diversified Services	Asia-Pacific	Total
External revenue	$711	$222	$218	$230	$1,381
Inter-segment revenue	26	-	-	-	26
Profit	33	43	27	37	140

2008	North America	Europe	Diversified Services	Asia-Pacific	Total
External revenue	$862	$276	$225	$201	$1,564
Inter-segment revenue	46	-	-	-	46
Profit	103	50	58	43	254

(Millions of dollars)	North America	Europe	Diversified Services	Asia-Pacific	Total
Assets as of June 30, 2009	$19,672	$5,467	$6,761	$4,764	$36,664

Assets as of December 31, 2008	$21,272	$5,877	$6,608	$5,106	$38,863

UNAUDITED

(Millions of dollars) Reconciliation of assets:	June 30, 2009	December 31, 2008
Assets from segments	$36,664	$38,863
Less: Investment in subsidiaries	(1,032)	(1,027)
Less: Inter-segment balances	(3,964)	(4,754)
Total	$31,668	$33,082

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

We formally document all relationships between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions.  We also formally assess, both at the hedge’s inception and on an ongoing basis, whether the designated derivatives that are used in hedging transactions are highly effective in offsetting changes in fair value or cash flow of hedged items.  When a derivative is determined not to be highly effective as a hedge or the underlying hedged transaction is no longer probable, we discontinue hedge accounting prospectively, in accordance with Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities."

We adopted SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133" as of January 1, 2009.  See Note B for additional information.

UNAUDITED

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

Our policy allows us to use fixed-to-floating, floating-to-fixed, and floating-to-floating interest rate swaps to meet the match-funding objective.  We designate fixed-to-floating interest rate swaps as fair value hedges to protect debt against changes in fair value due to changes in the benchmark interest rate.  We designate most floating-to-fixed interest rate swaps as cash flow hedges to protect against the variability of cash flows due to changes in the benchmark interest rate.

As of June 30, 2009, $47 million of deferred net losses, net of tax, included in equity, related to our floating-to-fixed interest rate swaps, are expected to be reclassified to Interest expense over the next twelve months.

We have, at certain times, liquidated fixed-to-floating and floating-to-fixed interest rate swaps.  During the first quarter of 2009, we liquidated fixed-to-floating interest rate swaps that resulted in deferred gains of $187 million, which is included in long-term debt in the Consolidated Statements of Financial Position.  The deferred gains associated with these interest rate swaps at the time of liquidation are amortized to Interest expense over the remaining term of the underlying hedged item.

The location and fair value of derivative instruments reported in the Consolidated Statements of Financial Position as of June 30, 2009 are as follows:

(Millions of dollars)
	Statements of Financial Position Location	Asset (Liability) Fair Value
Designated derivatives
Interest rate contracts	Other assets	$153
Interest rate contracts	Accrued expenses	(148)
		$5
Undesignated derivatives
Foreign exchange contracts	Other assets	$16
Foreign exchange contracts	Accrued expenses	(52)
Interest rate contracts	Other assets	6
Interest rate contracts	Accrued expenses	(13)
		$(43)

The effect of derivatives designated as hedging instruments on the Consolidated Statements of Profit is as follows:

(Millions of dollars)
		Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
Fair Value Hedges	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts	Other income (expense)	$(160)	$155	$(220)	$234
		$(160)	$155	$(220)	$234

(Millions of dollars)
	Three Months Ended June 30, 2009
			Recognized in Earnings
Cash flow hedges	Classification	Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Reclassified from AOCI (Effective Portion)	Recognized in Earnings (Ineffective Portion) 1
Interest rate contracts	AOCI	$(5)	Interest expense	$(22)	$4
		$(5)		$(22)	$4

	Six Months Ended June 30, 2009
			Recognized in Earnings
Cash flow hedges	Classification	Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Reclassified from AOCI (Effective Portion)	Recognized in Earnings (Ineffective Portion) 1
Interest rate contracts	AOCI	$(18)	Interest expense	$(42)	$5
		$(18)		$(42)	$5

1 The classification of the ineffective portion recognized in earnings is included in Other income (expense).

UNAUDITED

The effect of derivatives not designated as hedging instruments on the Consolidated Statements of Profit is as follows:

(Millions of dollars)	Classification of Gains or (Losses)	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Foreign exchange contracts	Other income (expense)	$(81)	$(66)
Interest rate contracts	Other income (expense)	4	1
		$(77)	$(65)

F.	Guarantees

We provide loan guarantees to third-party lenders for financing associated with machinery purchased by customers.  These guarantees have varying terms and are secured by the machinery.  In addition, we participate in standby letters of credit issued to third parties on behalf of our customers.  These standby letters of credit have varying terms and beneficiaries and are secured by customer assets.  During the second quarter of 2009, our guarantees with customers increased primarily due to standby letters of credit issued to third parties.

We have provided a limited indemnity to a third-party bank for $23 million as of June 30, 2009 resulting from the assignment of certain leases to that bank.  The indemnity is for the possibility that the insurers of these leases would become insolvent.  The indemnity expires December 15, 2012 and is unsecured.

No loss has been experienced or is anticipated under any of these guarantees noted above.  The recorded liability for these guarantees was $3 million as of June 30, 2009 and $2 million as of December 31, 2008.  The maximum potential amount of future payments (undiscounted and without reduction for any amount that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees and the limited indemnity are as follows:

(Millions of dollars)	June 30, 2009	December 31, 2008
Guarantees with customers	$171	$119
Limited indemnity	23	25
Total guarantees	$194	$144

We provide guarantees to repurchase certain loans of Caterpillar dealers from a financial trust ("Trust") that qualifies as a variable interest entity under FIN 46R, "Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51 (Revised 2003)."  The purpose of the Trust is to provide short-term working capital loans to Caterpillar dealers.  This Trust issues commercial paper and uses the proceeds to fund its loan program.  We have a loan purchase agreement with the Trust that obligates us to purchase certain loans that are not paid at maturity.  We receive a fee for providing this guarantee, which provides a source of liquidity for the Trust.  At December 31, 2008, we determined that we were the primary beneficiary of the Trust as our guarantees would require us to absorb a majority of the entity’s expected losses, and therefore consolidated the financial position of the Trust in the Consolidated Statement of Financial Position.  As of June 30, 2009, the Trust’s assets of $409 million are primarily comprised of loans to dealers, which are included in retail notes receivable in the Consolidated Statement of Financial Position, and the Trust's liabilities of $409 million are primarily comprised of commercial paper, which is included in short-term borrowings in the Consolidated Statement of Financial Position.  No loss has been experienced or is anticipated under this loan purchase agreement.  Our assets are not available to pay creditors of the Trust, except to the extent we may be obligated to perform under the guarantee, and assets of the Trust are not available to pay our creditors.

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

Securitized Retail Installment Sale Contracts and Finance Leases
We periodically sell certain finance receivables relating to our retail installment sale contracts and finance leases to special purpose entities (SPEs) as part of our asset-backed securitization program.  The SPEs have limited purposes and generally are only permitted to purchase the finance receivables, issue asset-backed securities and make payments on the securities.  The SPEs only issue a single series of securities and generally are dissolved when those securities have been paid in full.  The SPEs, typically trusts, are considered to be qualifying special-purpose entities (QSPEs) and thus, in accordance with SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," (SFAS 140) are not consolidated.  The QSPEs issue debt to pay for the finance receivables they acquire from us.  The primary source for repayment of the debt is the cash flows generated from the finance receivables owned by the QSPEs.  The assets of the QSPEs are legally isolated and are not available to pay our creditors or any other of our affiliates.  For bankruptcy analysis purposes, we sold the finance receivables to the QSPEs in a true sale and the QSPEs are separate legal entities.  The investors and the securitization trusts have no recourse to any of our other assets for failure of debtors to pay when due.

We retain interests in the retail finance receivables that are sold through our asset-backed securitization program.  Retained interests include subordinated certificates, an interest in future cash flows (excess) and reserve accounts.  Retained interests in securitized assets are classified as available-for-sale securities and are included in Other assets in our Consolidated Statements of Financial Position at fair value in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."  We estimate fair value and cash flows using a valuation model and key assumptions for credit losses, prepayment rates and discount rates.  These assumptions are based on our historical experience, market trends and anticipated performance relative to the particular assets securitized.  We periodically evaluate for impairment in accordance with FSP FAS 115-2 and FAS 124-2 (see Note B for additional information) and recognize the credit component of an other-than-temporary impairment in profit and the noncredit component in Accumulated other comprehensive income (loss) for those retained interests in which we do not intend to sell and it is not likely that we will be required to sell prior to recovery.

UNAUDITED

During the second quarter of 2008, we sold certain finance receivables relating to our retail installment sale contracts and finance leases to a SPE as part of our asset-backed securitization program.  Net cash proceeds received were $600 million and a net gain of $12 million was recorded in Other revenues, net, on our Consolidated Statements of Profit at the time of sale and was based on the estimated fair value of the assets sold and retained and liabilities incurred, net of transaction costs. Retained interests include subordinated certificates with an initial fair value of $27 million, an interest in future cash flows (excess) with an initial fair value of $8 million and a reserve account with an initial fair value of $9 million. Significant assumptions used to estimate the fair value of the retained interests include a 7.2 percent discount rate, a weighted-average prepayment rate of 14.5 percent and expected credit losses of 1.55 percent.

To maintain competitiveness in the capital markets and to have effective and efficient use of alternative funding sources, we may from time to time provide additional reserve support to previously issued asset-backed securitizations.  During the second quarter of 2009, we deposited $80 million into supplemental reserve accounts for the securitization transactions to maintain the credit ratings assigned to the transactions, as loss experiences have been higher than anticipated primarily due to the adverse economic conditions in the U.S.  This resulted in an increase in our retained interests. Prior to executing the deposits, written consent was obtained from the third-party beneficial interest holders of the securitization transactions.  The QSPE conditions were reviewed and the trusts continue to maintain QSPE status.

The fair value of the retained interests in all securitizations of retail finance receivables outstanding totaled $104 million (cost basis of $119 million) and $52 million (cost basis of $61 million) as of June 30, 2009 and December 31, 2008, respectively.  The fair value of the retained interests as of June 30, 2009 that has been in a continuous unrealized loss position for twelve months or longer totaled $59 million (cost basis of $68 million).  As of December 31, 2008, there were no retained interests in a continuous unrealized loss position for twelve months or longer.  Key assumptions used to determine the fair value of the retained interests as of such dates were:

(Millions of dollars)	June 30, 2009	December 31, 2008
Cash flow weighted-average discount rates on retained interests	8.7% to 16%	16.7% to 23.3%
Weighted-average maturity in months	24	28
Expected prepayment rate	17.0%	19.0%
Expected credit losses	1.9% to 4.8%	1.7% to 3.1%

To estimate the impact on income due to changes to the key economic assumptions used to estimate the fair value of residual cash flows in retained interests from retail finance receivable securitizations, we perform a sensitivity analysis of the fair value of the retained interests by applying a 10 percent and 20 percent adverse change to the individual assumptions.  This estimate does not adjust for other variations that may occur should one of the assumptions actually change.  Accordingly, no assurance can be given that actual results would be consistent with the results of our estimate.  The effect of a variation in a particular assumption on the fair value of residual interest in securitization transactions was calculated without changing any other assumptions and changes in one factor may result in changes in another.  Our sensitivity analysis indicated that the impact of a 20 percent adverse change in individual assumptions used to calculate the fair value of all our retained interests as of June 30, 2009 and December 31, 2008 would be $10 million or less and $8 million or less, respectively.

UNAUDITED

During 2009 and 2008, the assumptions used to determine the expected cash flows for our securitization transactions were revised, which resulted in other-than-temporary impairments.  The impairment recognized in earnings was primarily driven by an increase in the credit loss assumption due to the continuing adverse economic conditions in the U.S.  The noncredit related component recorded in Accumulated other comprehensive income (loss) was primarily driven by changes in discount rates.

(Millions of dollars)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Total other-than-temporary impairment losses	$24	$7	$46	$7
Portion of losses recognized in Accumulated other comprehensive income (loss) before taxes	(15)	-	(15)	-
Net impairment losses recognized in earnings1	$9	$7	$31	$7

1 Recorded in Other revenues, net, on the Consolidated Statements of Profit

The following table presents a roll forward of the balance of the credit-related impairment losses on the securitized retained interests for which a portion of the other-than-temporary impairment was recognized in Accumulated other comprehensive income (loss):

(Millions of dollars)	Three Months
Ended June 30, 2009
Cumulative credit loss as of April 1, 2009	$-
Credit losses for which an other-than-temporary impairment was previously recognized	8
Cumulative credit loss as of June 30, 2009	$8

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

Sale of Interests in Wholesale Receivables
We purchase North American Caterpillar Dealer trade receivables (NACD Receivables) at a discount.  The discount is an estimate of the amount of financing revenue that would be earned at a market rate on the NACD Receivables over their expected life.  We have sold interests in the NACD Receivables through a revolving structure to third-party commercial paper conduits, asset-backed commercial paper issuers that are SPEs of the sponsor bank and are not consolidated by us. In accordance with SFAS 140, the transfers to the conduits are accounted for as sales.  The gain, included in Other revenues, net, on our Consolidated Statements of Profit, is principally the difference between the unearned discount on the NACD Receivables sold to the third-party commercial paper conduits less related costs incurred over their remaining term.  Expected credit losses are assumed to be zero because dealer receivables have historically had no losses and none are expected in the future.  We receive an annual servicing fee of approximately 0.5 percent of the average outstanding principal balance of the interests in the NACD Receivables sold to the third-party commercial paper conduits.  We generally do not record a servicing asset or liability since the servicing fee is considered fair market compensation.  During the three months ended June 30, 2009 and 2008, we recognized a pre-tax gain on the sale of wholesale receivables of $5 million and $1 million, respectively, and $7 million and $5 million for the six months ended June 30, 2009 and 2008, respectively.  As of June 30, 2009 and December 31, 2008, the outstanding principal balance of the NACD Receivables sold to the conduits was $200 million and $240 million, respectively.

UNAUDITED

The NACD Receivables not sold to the third-party commercial paper conduits as of June 30, 2009 and December 31, 2008 of $617 million and $1.432 billion, respectively, are included in Wholesale notes receivable in our Consolidated Statements of Financial Position.  The discount on these NACD Receivables is amortized on an effective yield basis over the life of the NACD Receivables and recognized as Wholesale finance revenue.  Because the receivables are short-term in nature, the carrying amount approximates fair value.

The cash collections from the NACD Receivables are first applied to satisfy any obligations to the third-party commercial paper conduits.  The third-party commercial paper conduits have no recourse to our assets, other than the NACD Receivables that we continue to hold.

Cash flows from sale of interests in wholesale receivables

(Millions of dollars)	Six Months Ended June 30,
	2009	2008
Cash proceeds from sales of receivables to the conduit	$791	$775
Servicing fees received	$1	$1
Cash flows received on the interests that continue to be held	$4,496	$5,621

In addition to the NACD Receivables, we purchase other trade receivables from Caterpillar entities at a discount. The discount is an estimate of the amount of financing revenue that would be earned at a market rate on these trade receivables over their expected life.  The discount is amortized into revenue on an effective yield basis over the life of the receivables and recognized as Wholesale finance revenue.  Amortized discounts for the NACD and other trade receivables were $45 million and $68 million for the three months ended June 30, 2009 and 2008, respectively, and $92 million and $145 million for the six months ended June 30, 2009 and 2008, respectively.  In the Consolidated Statements of Cash Flows, collection of the discount is included in investing activities as the receivables are collected.

Other Managed Assets
We also sell individual leases and finance receivables to third parties with limited or no recourse to us to either reduce our concentration of credit risk related to certain customers or as an additional source of liquidity.  In accordance with SFAS 140, the transfers to the third parties are accounted for as sales.  For the six months ended June 30, 2009 and 2008, we received $99 million and $104 million, respectively, of cash proceeds from the sale of such contracts.  During the three months ended June 30, 2009 and 2008, we recognized pre-tax gains of $2 million and $1 million, respectively, and $3 million for each of the six months ended June 30, 2009 and 2008.  We maintain servicing responsibilities for these third-party assets, which totaled $610 million and $633 million as of June 30, 2009 and December 31, 2008, respectively.  Since we do not receive a servicing fee for these assets, a servicing liability is recorded.  As of June 30, 2009, this liability is not significant.

UNAUDITED

I.	Income Taxes

The provision for income taxes for the three months ended June 30, 2009 generally reflects an estimated annual income tax rate of 23 percent as compared to 26 percent for the three months ended June 30, 2008.  The decrease is primarily attributable to expected changes in our geographic mix of pre-tax results.  The provision for income taxes for the six months ended June 30, 2009 generally reflects an estimated annual income tax rate of 23 percent as compared to 29 percent for the six months ended June 30, 2008.  The decrease is primarily attributable to expected changes in our geographic mix of pre-tax results.

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

The various voluntary and involuntary separation programs initiated are as follows:

U.S. Voluntary Separation Program - During December 2008, Caterpillar Inc. announced a voluntary separation program for certain support and management employees based in the U.S.  Eligible employees had until January 12, 2009 to sign up for the program, and generally until January 31, 2009 to make a final decision.  Participating employees receive severance pay based on current salary level and years of service.  During the first quarter 2009, 71 of our employees accepted the program, the majority of which had separated by March 31, 2009.

Other Separation Programs - During the first quarter of 2009, we initiated several other separation programs.  These programs, designed specific to the laws and regulations of the individual countries, represent voluntary and involuntary plans for support and management employees.  During the first quarter of 2009, 59 non-U.S. and 29 U.S. employees were subject to the various programs.

Our accounting for separations is dependent upon how the particular program is designed.  For voluntary programs, eligible separation costs are recognized at the time of employee acceptance.  For involuntary programs, eligible costs are recognized when management has approved the program, the affected employees have been properly identified and the costs are estimable.

UNAUDITED

The following table summarizes the separation charges:

(Millions of dollars)

Liability balance as of December 31, 2008	$-

Q1 2009 Separation charges	$10
Q1 2009 Benefit payments and other adjustments	(7)
Liability balance as of March 31, 2009	$3

Q2 2009 Separation charges	$-
Q2 2009 Benefit payments and other adjustments	(1)
Liability balance as of June 30, 2009	$2

The remaining balance as of June 30, 2009 represents costs for employees that have either not yet separated from the Company or their full severance has not yet been paid.  The majority of these remaining costs will be paid by the end of 2009.

The following table summarizes the numbers of employees that accepted or were subject to the programs:

	Second Quarter 2009	First Quarter 2009
Impacted employees as of beginning of period	20	-
Impacted employees during the period	1	159
Employee separations during the period	(12)	(139)
Impacted employees remaining as of the end of the period	9	20

The employees that accepted or were subject to the programs, but that were still employed as of June 30, 2009 will be separated by the end of 2009.

UNAUDITED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW:  SECOND QUARTER 2009 VS. SECOND QUARTER 2008
We reported second-quarter revenues of $700 million, a decrease of $78 million, or 10 percent, compared with the second quarter of 2008.  Second-quarter profit after tax was $89 million, a $41 million, or 32 percent, decrease over the second quarter of 2008.

•
The decrease in revenues was principally due to a $29 million impact from lower interest rates on new and existing finance receivables, an $18 million impact from a decrease in earning assets (finance receivables and operating leases at constant interest rates), a $17 million impact from returned or repossessed equipment and the absence of a $12 million gain related to the sale of receivables in the second quarter of 2008.

•
Profit before income taxes was $122 million, a $57 million, or 32 percent, decrease over the second quarter of 2008.  The decrease was principally due to a $28 million impact from decreased net yield on average earning assets, a $17 million impact from returned or repossessed equipment, the absence of a $12 million gain related to the sale of receivables in the second quarter of 2008, a $10 million impact from net currency exchange gains and losses and a $7 million unfavorable impact from lower average earning assets.  These decreases in pre-tax profit were partially offset by a $24 million decrease in general, operating and administrative expense.

•	Provision for income taxes decreased $17 million, or 37 percent, compared with the second quarter of 2008. The decrease was primarily attributable to lower pre-tax results.

•
New retail financing was $1.8 billion, a decrease of $2.8 billion, or 60 percent from the second quarter of 2008.  The decrease was primarily related to our North America, Europe and Asia operating segments.

•
At the end of the second quarter 2009, past dues were 5.53 percent compared with 5.44 percent at the end of the first quarter.  At the end of the second quarter 2008, past dues were 3.35 percent.  During the second quarter 2009, there were increases in North America, Europe and Asia, with decreases in Latin America.  Write-offs, net of recoveries, were $55 million for the second quarter of 2009, up from $47 million in the first quarter of 2009 and more significantly from $19 million for the second quarter of 2008.  The $36 million year-over-year increase was driven by adverse economic conditions primarily in North America and, to a lesser extent, in Europe.  Year-to-date annualized losses are 0.82 percent of year-to-date average retail portfolio compared to 0.32 percent in the same period in 2008.  The rate of write-offs, at 0.82 percent, is higher than the most recent period of economic weakness in 2001 and 2002, which was 0.65 and 0.69 percent, respectively.

•
Our allowance for credit losses totaled $378 million as of June 30, 2009 compared to $391 million as of June 30, 2008, which is 1.55 percent of net finance receivables as of June 30, 2009, compared with 1.41 percent as of June 30, 2008.  The decrease in allowance for credit losses resulted from a $47 million decrease due to a reduction in the overall net finance receivable portfolio, partially offset by a $34 million increase in the allowance rate.

UNAUDITED

REVIEW OF CONSOLIDATED STATEMENTS OF PROFIT

THREE MONTHS ENDED JUNE 30, 2009 VS. THREE MONTHS ENDED JUNE 30, 2008

REVENUES
Retail and wholesale revenue for the second quarter of 2009 was $464 million, a decrease of $38 million from the same period in 2008.  The decrease was due to a $24 million decrease from the impact of lower interest rates on new and existing retail and wholesale receivables and a $14 million decrease from the impact of lower earning assets (finance receivables at constant interest rates).  Yield was negatively impacted primarily by lower interest rates on finance receivables.  The annualized average yield on these assets was 6.94 percent for the second quarter of 2009 compared to 7.42 percent for the second quarter of 2008.

Operating lease revenue for the second quarter of 2009 was $223 million, or $10 million lower than the second quarter of 2008 due to the impact of lower interest rates on operating leases and lower earning assets (operating leases at constant interest rates).

Other revenue, net, for the second quarter of 2009 was $13 million, a decrease of $30 million from the same period in 2008 primarily due to a $17 million impact from returned or repossessed equipment and the absence of a $12 million gain related to the sale of receivables in the second quarter of 2008.  Other revenue, net, items were as follows:

(Millions of dollars)	Three Months Ended June 30,
	2009	2008
Finance receivable and operating lease fees (including late charges)	$17	$17
Gain on sales of receivables	7	15
Miscellaneous other revenue, net	6	5
Service fee income on sold receivables	3	5
Net loss related to retained interests in securitized retail receivables	(8)	(4)
Net gain/(loss) on returned or repossessed equipment	(12)	5
Total other revenues, net	$13	$43

UNAUDITED

EXPENSES
Interest expense for the second quarter of 2009 was $272 million, a decrease of $6 million from the same period in 2008.  This decrease was primarily due to a decrease of 38 basis points in the average cost of borrowing to 3.94 percent for the second quarter of 2009, down from 4.32 percent for the second quarter of 2008, partially offset by the impact of an increase of 7 percent in average borrowings in order to provide a cash position appropriate for current market conditions.

Depreciation expense on equipment leased to others was $174 million, down $7 million over the second quarter of 2008 due to a decrease in the lease portfolio.

General, operating and administrative expenses were $80 million for the second quarter of 2009, compared to $104 million for the same period in 2008.  The decrease resulted primarily from decreases in other operating expenses and labor costs as a result of our cost reduction actions.  There were 1,560 full-time employees as of June 30, 2009, compared to 1,714 as of December 31, 2008 and 1,679 as of June 30, 2008.

The provision for credit losses was $43 million for the second quarter of 2009, up $2 million from the second quarter of 2008.  The allowance for credit losses as of June 30, 2009 was 1.55 percent of finance receivables (excluding Notes receivable from Caterpillar), net of unearned income, compared to 1.41 percent as of June 30, 2008.  The second quarter 2009 rate of 1.55 percent is higher than the 2002 recessionary period average rate of 1.47 percent.

Other expenses were $9 million for the second quarter of 2009 compared to $5 million for the same period in 2008.  The increase was primarily attributable to higher portfolio expenses related to repossessions.

Other income (expense) for the second quarter of 2009 was $0, compared to income of $10 million from the same period in 2008 primarily due to an $8 million impact from net currency exchange gains and losses.  Other income (expense) items were as follows:

(Millions of dollars)	Three Months Ended June 30,
	2009	2008
Currency exchange gain	$78	$24
Net loss on undesignated foreign exchange contracts (including forward points)	(81)	(19)
Net gain from interest rate derivatives	3	4
Partnership/dividend income (gain on sale of affiliates)	-	1
Total other income (expense)	$-	$10

Provision for income taxes decreased $17 million, or 37 percent, compared with the second quarter of 2008.  The decrease was primarily attributable to lower pre-tax results.

PROFIT
As a result of the performance discussed above, we had profit of $89 million for the second quarter of 2009, down $41 million, or 32 percent, from the second quarter of 2008.

UNAUDITED

SIX MONTHS ENDED JUNE 30, 2009 VS. SIX MONTHS ENDED JUNE 30, 2008

REVENUES
Retail and wholesale revenue for the first six months of 2009 was $925 million, a decrease of $91 million from the same period in 2008.  The decrease was due to a $97 million decrease from the impact of lower interest rates on new and existing retail and wholesale receivables, partially offset by a $6 million increase from the impact of continued growth of earning assets (finance receivables at constant interest rates).  Yield was negatively impacted by lower interest rates on finance receivables and a decrease in earned discounts on certain North America purchased wholesale receivables.  The annualized average yield on these assets was 6.93 percent for the first six months of 2009 compared to 7.63 percent for the first six months of 2008.

Operating lease revenue for the first six months of 2009 was $443 million, or $24 million lower than the first six months of 2008 due to the impact of lower interest rates on operating leases and lower earning assets (operating leases at constant interest rates).

Other revenue, net, for the first six months of 2009 was $13 million, a decrease of $68 million from the same period in 2008 primarily due to a $31 million impact from returned or repossessed equipment, a $24 million unfavorable impact from the write-down on retained interests related to the securitized asset portfolio and the absence of a $12 million gain related to the sale of receivables in the second quarter of 2008.  Other revenue, net, items were as follows:

(Millions of dollars)	Six Months Ended June 30,
	2009	2008
Finance receivable and operating lease fees (including late charges)	$34	$33
Miscellaneous other revenue, net	12	10
Gain on sales of receivables	10	20
Service fee income on sold receivables	4	7
Partnership/dividend income	-	1
Net gain/(loss) on returned or repossessed equipment	(19)	12
Net loss related to retained interests in securitized retail receivables	(28)	(2)
Total other revenues, net	$13	$81

UNAUDITED

EXPENSES
Interest expense for the first six months of 2009 was $554 million, a decrease of $9 million from the same period in 2008.  This decrease was primarily due to a decrease of 42 basis points in the average cost of borrowing to 4.05 percent for the six months of 2009, down from 4.47 percent for the first six months of 2008, partially offset by the impact of an increase of 9 percent in average borrowings in order to provide a cash position appropriate for current market conditions.

Depreciation expense on equipment leased to others was $347 million, down $14 million over the first six months of 2008 due to a decrease in the lease portfolio.

General, operating and administrative expenses were $161 million for the first six months of 2009, compared to $193 million for the same period in 2008.  The decrease resulted primarily from decreases in labor costs and other operating expenses as a result of our cost reduction actions.  There were 1,560 full-time employees as of June 30, 2009, compared to 1,714 as of December 31, 2008 and 1,679 as of June 30, 2008.

The provision for credit losses was $81 million for the first six months of 2009, up $3 million from the first six months of 2008.  The allowance for credit losses as of June 30, 2009 was 1.55 percent of finance receivables (excluding Notes receivable from Caterpillar), net of unearned income, compared to 1.41 percent as of June 30, 2008.  The second quarter 2009 rate of 1.55 percent is higher than the 2002 recessionary period average rate of 1.47 percent.

Other expenses were $27 million for the first six months of 2009 compared to $10 million for the same period in 2008.  The increase was primarily attributable to employee separation charges and higher portfolio expenses related to repossessions.

Other income (expense) for the first six months of 2009 was an expense of $18 million, compared to income of $8 million from the same period in 2008.  The decrease is primarily due to a $46 million impact from net currency exchange gains and losses, partially offset by a $23 million favorable impact from mark-to-market adjustments on interest rate derivative contracts.  Other income (expense) items were as follows:

(Millions of dollars)	Six Months Ended June 30,
	2009	2008
Net loss on undesignated foreign exchange contracts (including forward points)	$(66)	$(106)
Currency exchange gain	28	114
Net gain/(loss) from interest rate derivatives	20	(3)
Partnership/dividend income (gain on sale of affiliates)	-	3
Total other income (expense)	$(18)	$8

Provision for income taxes decreased $60 million, or 57 percent, compared with the first six months of 2008.  The decrease was primarily attributable to lower pre-tax results.

PROFIT
As a result of the performance discussed above, we had profit of $140 million for the first six months of 2009, down $114 million, or 45 percent, from the first six months of 2008.

UNAUDITED

REVIEW OF CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

ASSETS
Total assets were $31.67 billion as of June 30, 2009, a decrease of $1.41 billion over December 31, 2008, principally due to a decrease of $1.96 billion in the net finance receivable portfolio.

During the six months ended June 30, 2009, we financed new retail business of $3.416 billion, a decrease of $4.655 billion, or 58 percent, from the same period in 2008.  The decrease was primarily related to our North America, Europe and Asia operating segments.

TOTAL OFF-BALANCE SHEET MANAGED ASSETS
We manage and service receivables and leases that have been transferred through securitization or sale.  These transactions provide a source of liquidity and allow us to mitigate the concentration of credit risk with certain customers.  These receivables/leases are not available to pay our creditors.  Off-balance sheet managed assets were as follows:

(Millions of dollars)	June 30,	December 31,
	2009	2008
Securitized Retail Installment Sale Contracts and Finance Leases
Installment sale contracts securitized	$608	$877
Finance leases securitized	21	32
Less: retained interests (included in Other assets)	(104)	(52)
Off-balance sheet securitized retail receivables	$525	$857

Sales of Interests in Wholesale Receivables
Wholesale receivables	$200	$240

Other Managed Assets
Retail installment sale contracts	$257	$283
Retail finance leases	222	198
Operating leases	106	122
Retail notes receivable	25	30
Other managed receivables/leases	$610	$633

Total off-balance sheet managed assets	$1,335	$1,730

UNAUDITED

ALLOWANCE FOR CREDIT LOSSES
The following table shows activity related to the Allowance for credit losses:

(Millions of dollars)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Balance at beginning of the period	$382	$374	$395	$353
Provision for credit losses	43	41	81	78
Receivables written off	(60)	(24)	(112)	(48)
Recoveries on receivables previously written off	5	5	10	9
Adjustment due to securitization of receivables	-	(7)	-	(7)
Foreign currency translation adjustment	8	2	4	6
Balance at end of the period	$378	$391	$378	$391

Write-offs, net of recoveries, were $55 million for the second quarter of 2009, up from $47 million in the first quarter of 2009 and more significantly from $19 million for the second quarter of 2008.  The $36 million year-over-year increase was driven by adverse economic conditions primarily in North America and, to a lesser extent, in Europe.  Year-to-date annualized losses are 0.82 percent of year-to-date average retail portfolio compared to 0.32 percent in the same period in 2008.  The rate of write-offs, at 0.82 percent, is higher than the most recent period of economic weakness in 2001 and 2002, which were 0.65 and 0.69 percent, respectively.

Our Allowance for credit losses totaled $378 million as of June 30, 2009 compared to $391 million as of June 30, 2008, which is 1.55 percent of net finance receivables as of June 30, 2009, compared with 1.41 percent as of June 30, 2008.  The decrease in Allowance for credit losses resulted from a $47 million decrease in the overall net finance receivable portfolio, partially offset by a $34 million increase in the allowance rate.  See Critical Accounting Policies – Allowance for credit losses for more information.

TOTAL PAST DUE FINANCE AND RENTS RECEIVABLES
Finance receivables (excluding Notes receivable from Caterpillar) plus rents receivable for operating leases (included in Other assets) that were past due over 30 days were 5.53 percent of the aggregate total of these receivables as of June 30, 2009 compared with 5.44 percent at the end of the first quarter 2009.  At the end of the second quarter 2008 past dues were 3.35 percent.  During the second quarter 2009, there were increases in North America, Europe and Asia, with decreases in Latin America.

UNAUDITED

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

We have continued to maintain access to ample funding to cover debt maturities through a broad and diverse funding program.  During the second quarter of 2009, we issued EUR 650 million in European medium-term notes and C$500 million in Canadian medium-term notes.  These issuances, coupled with year-to-date and projected cash receipts, have covered considerably more than our total 2009 debt maturities.  We will remain selective and opportunistic in issuing debt.

We have maintained good access to commercial paper (CP) markets throughout the second quarter of 2009.  While we operated with lower average CP balances in the second quarter of 2009 due to historically high cash balances, market access remained good in the U.S., Canada and Europe with attractive pricing levels.  Commercial paper in Japan experienced improvements in access and rate levels during the second quarter while broader CP market conditions in Australia remained less favorable.  As the global liquidity situation evolves, we will continue to monitor and adapt our funding approach accordingly.  We continue to maintain higher levels of cash, which has increased our net interest cost.

The general economic environment and the condition of credit markets potentially increase the risk that one or more of the credit rating agencies may decrease their rating for us or our debt securities.  In the event that we, or any of our debt securities, experience a credit rating downgrade, it would likely result in an increase in our borrowing costs and make access to certain credit markets more difficult.

If global conditions deteriorate so significantly that access to debt markets becomes unavailable, we would rely on cash flow from our existing retail portfolio of approximately $1 billion per month, utilization of existing cash balances ($2.20 billion as of June 30, 2009), access to our revolving credit facilities and other credit line facilities held by us and potential borrowings from Caterpillar.

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

UNAUDITED

Total borrowings outstanding as of June 30, 2009 were $26.46 billion, a decrease of $1.69 billion over December 31, 2008, due to lower funding requirements.  Outstanding borrowings were as follows:

(Millions of dollars)	June 30, 2009	December 31, 2008
Medium-term notes, net of unamortized discount	$21,100	$19,647
Commercial paper, net of unamortized discount	2,826	5,717
Bank borrowings – short-term	951	817
Bank borrowings – long-term	875	755
Variable denomination floating rate demand notes	693	543
Notes payable to Caterpillar	12	435
Deposit obligation	-	232
Total outstanding borrowings	$26,457	$28,146

Medium-term notes
We regularly issue medium-term unsecured notes through securities dealers or underwriters in the U.S., Canada, Europe, Australia and Japan to both retail and institutional investors.  These notes are offered in several currencies and with a variety of maturities.  These notes are senior unsecured obligations of the Company.  Medium-term notes outstanding as of June 30, 2009, mature as follows:

(Millions of dollars)
2009	$1,189
2010	4,851
2011	2,453
2012	2,648
2013	2,312
Thereafter	7,647
Total	$21,100

Medium-term notes issued and matured for the six months ended June 30, 2009 totaled $5.06 billion and $3.40 billion, respectively.

Commercial paper
We issue unsecured commercial paper in the U.S., Europe and other international capital markets.  These short-term promissory notes are issued on a discounted basis and are payable at maturity.

UNAUDITED

Revolving credit facilities
We have three global credit facilities with a syndicate of banks totaling $6.85 billion (Credit Facility 1) available in the aggregate to both Caterpillar and us to support our commercial paper programs in the event the programs become unavailable and for general liquidity purposes.  Based on management’s allocation decision, which can be revised at any time, the portion of the facility available to us was $5.85 billion as of June 30, 2009.

•	The five-year facility of $1.62 billion expires in September 2012.

•	The five-year facility of $2.98 billion expires in September 2011.

•	The 364-day facility of $2.25 billion expires in September 2009.

Additionally, we have a 364-day revolving credit facility (Credit Facility 2) with a syndicate of banks totaling $1.375 billion, which expires in March 2010 and is jointly available to both Caterpillar and us.  Based on management's allocation decision, which can be revised at any time, 100 percent was allocated to Caterpillar as of June 30, 2009.

At June 30, 2009, Caterpillar’s consolidated net worth of $7.38 billion was not less than 75 percent of the consolidated net worth as of the end of its immediately preceding fiscal year.  This is the minimum level required under Credit Facility 1 and Credit Facility 2 ("the Credit Facilities").

At June 30, 2009, our quarterly interest coverage ratio was 1.44 to 1.  This is above the 1.15 to 1 minimum ratio of (1) earnings before interest expense and income taxes to (2) interest expense for each fiscal quarter required by the Credit Facilities.

In addition, at June 30, 2009, our leverage ratio was 7.22 to 1.  This is below the maximum ratio of debt to net worth of 10.0 to 1, calculated (1) monthly as the average leverage ratios over the preceding six calendar months and (2) at each December 31 required by the Credit Facilities.

In the event either Caterpillar or we do not meet one or more of the respective financial covenants under the Credit Facilities in the future (and are unable to obtain a consent or waiver), the bank groups may terminate the commitments allocated to the non-compliant party or the commitments with respect to Credit Facility 1 could be, depending on the circumstances, reallocated among Caterpillar and/or us.  Additionally, in such event, certain of our other lenders under other loan agreements where such financial covenants are applicable, may, at their election, choose to pursue remedies under such loan agreements, including accelerating outstanding borrowings.  At June 30, 2009, there were no borrowings under the Credit Facilities.

Bank borrowings
Credit lines with banks as of June 30, 2009 totaled $3.17 billion.  These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements.  The remaining available credit commitments may be withdrawn any time at the lenders' discretion.  As of June 30, 2009, we had $1.83 billion outstanding against these credit lines compared to $1.57 billion as of December 31, 2008, and were in compliance with all debt covenants under these credit lines.

Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction.  We do not hold reserves to fund the payment of the demand notes.  The notes are offered on a continuous basis by prospectus only.

UNAUDITED

Notes receivable from/payable to Caterpillar
Under our variable amount lending agreements with Caterpillar, we may borrow up to $2.3 billion from Caterpillar, and Caterpillar may borrow up to $2.3 billion from us.  The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice.  We had notes payable of $12 million and notes receivable of $1.1 billion outstanding as of June 30, 2009, compared to notes payable of $435 million and notes receivable of $81 million as of December 31, 2008.

Deposit obligation
A deposit obligation of $232 million has a corresponding security deposit, which is included in Other assets in the Consolidated Statements of Financial Position as of December 31, 2008.  This deposit obligation and corresponding security deposit related to a financing arrangement, which provided us a return.  This arrangement required that we commit to a certain long-term obligation and provide a security deposit.  This obligation was fulfilled in the second quarter of 2009.

OFF-BALANCE SHEET ARRANGEMENTS
We lease all of our facilities.  In addition, we have guarantees to third parties of $194 million as of June 30, 2009.

CASH FLOWS
Operating cash flow was $527 million for the first six months of 2009, compared with $575 million for the same period in 2008.  Net cash provided by investing activities was $2.068 billion for the first half of 2009, compared to a use of cash of $2.646 billion for the same period in 2008.  This change is primarily the result of lower levels of new retail financing, partially offset by lower collections.  Net cash used for financing activities was $1.470 billion for the first six months of 2009, compared to a source of cash of $2.102 billion for the first half of 2008, primarily due to lower funding requirements.

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

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the six months ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.19
364-Day Credit Agreement dated March 31, 2009 (2009 364-Day Credit Agreement) Caterpillar, the financial institutions named therein and Citibank, N.A. (as Administrative Agent) (incorporated by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K, filed on April 6, 2009).

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

Caterpillar Financial Services Corporation
(Registrant)
Date: July 31, 2009	By: /s/ Steven R. Elsesser
Steven R. Elsesser, Controller

Date: July 31, 2009	By: /s/ Kent M. Adams
Kent M. Adams, President, Director and Chief Executive Officer