Form 10-Q/A
period 2009-06-30
CATERPILLAR FINANCIAL SERVICES CORP
filed 2009-10-02
CIK 764764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q/A
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

Commission File No.    0-13295

CATERPILLAR FINANCIAL SERVICES CORPORATION
(Exact name of Registrant as specified in its charter)
Delaware	37-1105865
(State of incorporation)	(IRS Employer I.D. No.)

2120 West End Ave. Nashville, Tennessee	37203-0001
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (615) 341-1000

The registrant is a wholly owned subsidiary of Caterpillar Inc. and meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q/A, and is therefore filing this form with the reduced disclosure format.

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

As of July 31, 2009 and October 2, 2009, one share of common stock of the registrant was outstanding, which is owned by Caterpillar Inc.

UNAUDITED

Caterpillar Financial Services Corporation

Form 10-Q/A for the Quarter Ended June 30, 2009

Explanatory Note
Caterpillar Financial Services Corporation is filing this Form 10-Q/A for the quarter ended June 30, 2009 to reflect the restatement of its Consolidated Statement of Cash Flows for the six months ended June 30, 2009.  The restatement arose as a result of management’s determination that a clerical error resulted in an understatement of operating cash flows and an overstatement of investing cash flows, each in the amount of $163 million, for the six months ended June 30, 2009. The restatement does not affect the net change in cash for the six months ended June 30, 2009 and has no impact on the Company’s Consolidated Statement of Profit, Consolidated Statement of Financial Position or the Consolidated Statement of Changes in Stockholder’s Equity as presented in the Form 10-Q for the quarter ended June 30, 2009.  See Note A in Notes to the Consolidated Financial Statements for further information related to the restatement.

We have performed a review of subsequent events through October 2, 2009, the date the consolidated financial statements were issued, and concluded there were no events or transactions occurring during this period that required recognition or disclosure in our consolidated financial statements.  Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q with the Securities and Exchange Commission on July 31, 2009.  The following items have been amended as a result of the restatement:

•	Part I – Item 1 – Consolidated Financial Statements (Unaudited)

•	Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity – Cash Flows

•	Part I – Item 4 – Controls and Procedures

•	Part II – Item 6 – Exhibits

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

Commitments and contingent liabilities (Notes G & H)

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

1Includes noncredit component of other-than-temporary impairment losses on securitized retained interests of ($10) million, net of tax of $5 million, for the six months ended June 30, 2009. See Note I for additional information.

    See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Six Months Ended June 30,
	2009	2008
	(As restated - See Note A)
Cash flows from operating activities:
Profit of consolidated companies	$148	$262
Adjustments for non-cash items:
Depreciation and amortization	362	376
Amortization of receivables purchase discount	(92)	(145)
Provision for credit losses	81	78
Gain on sales of receivables	(10)	(20)
Other, net	(85)	(59)
Changes in assets and liabilities:
Receivables from others	111	(68)
Other receivables/payables with Caterpillar	(43)	55
Payable to dealers and others	(67)	64
Accrued interest payable	56	42
Accrued expenses and other liabilities, net	(106)	(2)
Income taxes payable	148	(8)
Proceeds from liquidated interest rate swaps	187	-
Net cash provided by operating activities	690	575

Cash flows from investing activities:
Expenditures for equipment on operating leases and for non-leased equipment	(443)	(718)
Proceeds from disposals of equipment	413	431
Additions to finance receivables	(10,939)	(19,164)
Collections of finance receivables	13,170	15,846
Proceeds from sales of receivables	884	1,471
Net change in Notes receivable from Caterpillar	(1,016)	(435)
Other, net	(164)	(77)
Net cash provided by (used in) investing activities	1,905	(2,646)

Cash flows from financing activities:
Payable to Caterpillar – borrowings and other	(430)	(220)
Proceeds from debt issued (original maturities greater than three months)	8,107	9,048
Payments on debt issued (original maturities greater than three months)	(6,655)	(6,395)
Short-term borrowings, net (original maturities three months or less)	(2,492)	(331)
Net cash (used in) provided by financing activities	(1,470)	2,102

Effect of exchange rate changes on cash	-	2

Increase in cash and cash equivalents	1,125	33

Cash and cash equivalents at beginning of year	1,080	185

Cash and cash equivalents at end of period	$2,205	$218

Non-cash activity:
During 2009, an obligation for $232 million related to a financing arrangement, which provided us a return, was fulfilled through the release of a security deposit.

    See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Notes to Consolidated Financial Statements
(Unaudited)

A.	Restatement

Subsequent to the issuance of our Form 10-Q for the quarter ended June 30, 2009, management determined that, due to a clerical error in its original preparation, our Consolidated Statement of Cash Flows for the six months ended June 30, 2009 should be restated to correct a reported understatement of operating cash flows and overstatement of investing cash flows, each in the amount of $163 million, for the six months ended June 30, 2009.   The restatement does not affect the net change in cash for the six months ended June 30, 2009 and has no impact on the Company’s Consolidated Statement of Profit, Consolidated Statement of Financial Position or the Consolidated Statement of Changes in Stockholder’s Equity as presented in the Form 10-Q for the quarter ended June 30, 2009.

A summary of the effect of the restatement on the Consolidated Statement of Cash Flows for the six months ended June 30, 2009 is as follows:

(Millions of dollars)	As Reported	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Other, net	$(248)	$(85)
Net cash provided by operating activities	$527	$690

CASH FLOWS FROM INVESTING ACTIVITIES:
Other, net	$(1)	$(164)
Net cash provided by (used in) investing activities	$2,068	$1,905

B.	Basis of Presentation

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

Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q/A should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

UNAUDITED

The December 31, 2008 financial position data included herein was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

We have performed a review of subsequent events through July 31, 2009, the date the financial statements were issued, and concluded there were no events or transactions occurring during this period that required recognition or disclosure in our consolidated financial statements. In connection with the filing of our Form 10-Q/A, we have performed a review of subsequent events through October 2, 2009, and concluded there were no events or transactions occurring during this period that required recognition or disclosure in our consolidated financial statements.

C.	New Accounting Pronouncements

SFAS 157 – In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 (SFAS 157), "Fair Value Measurements."  SFAS 157 provides a common definition of fair value and a framework for measuring assets and liabilities at fair values when a particular standard prescribes it.  In addition, the Statement expands disclosures about fair value measurements.  In February 2008, the FASB issued final Staff Positions that (1) deferred the effective date of this Statement for one year for certain nonfinancial assets and nonfinancial liabilities (see below) and (2) removed certain leasing transactions from the scope of the Statement.  We applied this new accounting standard to all other fair value measurements effective January 1, 2008.  The adoption of SFAS 157 did not have a material impact on our financial statements.   See Note D for additional information.

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

UNAUDITED

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

SFAS 161 – In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (SFAS 161), "Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133." SFAS 161 expands disclosures for derivative instruments by requiring entities to disclose the fair value of derivative instruments and their gains or losses in tabular format.  SFAS 161 also requires disclosure of information about credit risk-related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments.  We adopted this new accounting standard on January 1, 2009.  The adoption of SFAS 161 did not have a material impact on our financial statements.  See Note F for additional information.

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

UNAUDITED

FSP FAS 107-1 and APB 28-1 – In April 2009, the FASB issued FASB Staff Position on FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" (FSP FAS 107-1 and APB 28-1).  This FSP requires that the fair value disclosures required by SFAS 107 "Disclosures about Fair Value of Financial Instruments" be included for interim reporting periods.  We adopted this new accounting standard effective April 1, 2009.  The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on our financial statements.  See Note D for additional information.

FSP FAS 115-2 and FAS 124-2 – In April 2009, the FASB issued FASB Staff Position on FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" (FSP FAS 115-2 and FAS 124-2).  This FSP amends the impairment guidance relating to certain debt securities and requires a company to assess the likelihood of selling the security prior to recovering its cost basis.  When a company meets the criteria for impairment, the impairment charges related to credit losses would be recognized in earnings, while non-credit losses would be reflected in other comprehensive income.  We adopted this new accounting standard effective April 1, 2009.  The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on our financial statements.  See Note I for additional information.

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

SFAS 165 – In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165 (SFAS 165), "Subsequent Events."  SFAS 165 establishes the general standards of accounting for and disclosure of subsequent events. In addition, it requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  This new accounting standard was adopted for our financial statements for the quarterly period ending June 30, 2009.  The adoption of SFAS 165 did not have a material impact on our financial statements.  See Note B for additional information.

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

UNAUDITED

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

D.	Fair Value Disclosures

1.  Fair Value Measurements

We adopted SFAS 157, "Fair Value Measurements" as of January 1, 2008.  See Note C for additional information.  SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.  SFAS 157 also specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques.  Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions.  In accordance with SFAS 157, fair value measurements are classified under the following hierarchy:

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

UNAUDITED

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

UNAUDITED

The estimated fair values of financial instrument assets and (liabilities) are as follows:

(Millions of dollars)	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$2,205	$2,205	$1,080	$1,080
Foreign currency contracts:
In a receivable position	$16	$16	$70	$70
In a payable position	$(52)	$(52)	$(113)	$(113)
Finance receivables, net (excluding finance leases 1)	$15,739	$15,107	$18,051	$17,089
Short-term borrowings	$(4,470)	$(4,470)	$(7,077)	$(7,077)
Long-term debt	$(21,975)	$(21,978)	$(20,634)	$(19,759)
Interest rate swaps:
In a receivable position	$159	$159	$501	$501
In a payable position	$(161)	$(161)	$(127)	$(127)
Securitized retained interests	$104	$104	$52	$52
Guarantees	$(3)	$(3)	$(2)	$(2)

E.	Segment Information

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

UNAUDITED

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

F.	Derivative Instruments and Hedging Activities

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

We adopted SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133" as of January 1, 2009.  See Note C for additional information.

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

UNAUDITED

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
		$(43)

UNAUDITED

The effect of derivatives designated as hedging instruments on the Consolidated Statements of Profit is as follows:

(Millions of dollars)
		Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
Fair Value Hedges	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts	Other income (expense)	$(160)	$155	$(220)	$234
		$(160)	$155	$(220)	$234

(Millions of dollars)
	Three Months Ended June 30, 2009
			Recognized in Earnings
Cash flow hedges	Classification	Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Reclassified from AOCI (Effective Portion)	Recognized in Earnings (Ineffective Portion) 1
Interest rate contracts	AOCI	$(5)	Interest expense	$(22)	$4
		$(5)		$(22)	$4

	Six Months Ended June 30, 2009
			Recognized in Earnings
Cash flow hedges	Classification	Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Reclassified from AOCI (Effective Portion)	Recognized in Earnings (Ineffective Portion) 1
Interest rate contracts	AOCI	$(18)	Interest expense	$(42)	$5
		$(18)		$(42)	$5

1 The classification of the ineffective portion recognized in earnings is included in Other income (expense).

The effect of derivatives not designated as hedging instruments on the Consolidated Statements of Profit is as follows:

(Millions of dollars)	Classification of Gains or (Losses)	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Foreign exchange contracts	Other income (expense)	$(81)	$(66)
Interest rate contracts	Other income (expense)	4	1
		$(77)	$(65)

UNAUDITED

G.	Guarantees

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

H.	Contingencies

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

UNAUDITED

I.	Sales and Servicing of Finance Receivables

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

We retain interests in the retail finance receivables that are sold through our asset-backed securitization program.  Retained interests include subordinated certificates, an interest in future cash flows (excess) and reserve accounts.  Retained interests in securitized assets are classified as available-for-sale securities and are included in Other assets in our Consolidated Statements of Financial Position at fair value in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."  We estimate fair value and cash flows using a valuation model and key assumptions for credit losses, prepayment rates and discount rates.  These assumptions are based on our historical experience, market trends and anticipated performance relative to the particular assets securitized.  We periodically evaluate for impairment in accordance with FSP FAS 115-2 and FAS 124-2 (see Note C for additional information) and recognize the credit component of an other-than-temporary impairment in profit and the noncredit component in Accumulated other comprehensive income (loss) for those retained interests in which we do not intend to sell and it is not likely that we will be required to sell prior to recovery.

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

UNAUDITED

J.	Income Taxes

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

K.	Employee Separation Charges

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

UNAUDITED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (AS RESTATED - SEE NOTE A)

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

UNAUDITED

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

UNAUDITED

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

CAPITAL RESOURCES AND LIQUIDITY (AS RESTATED – SEE NOTE A)

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

UNAUDITED

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

UNAUDITED

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

UNAUDITED

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

CASH FLOWS (AS RESTATED – SEE NOTE A)
Operating cash flow was $690 million for the first six months of 2009, compared with $575 million for the same period in 2008.  Net cash provided by investing activities was $1.905 billion for the first half of 2009, compared to a use of cash of $2.646 billion for the same period in 2008.  This change is primarily the result of lower levels of new retail financing, partially offset by lower collections.  Net cash used for financing activities was $1.470 billion for the first six months of 2009, compared to a source of cash of $2.102 billion for the first half of 2008, primarily due to lower funding requirements.

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

UNAUDITED

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q/A may be considered "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements may relate to future events or our future financial performance, which may involve known and unknown risks and uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by any forward-looking statements.  In this context, words such as "believes," "expects," "estimates," "anticipates," "will," "should" and similar words or phrases often identify forward-looking statements made on behalf of Cat Financial.  These statements are only predictions.  Actual events or results may differ materially due to factors that affect international businesses, including changes in economic conditions and ongoing significant challenges and disruptions in the global financial and credit markets, and change in laws and regulations and political stability, as well as factors specific to Cat Financial and the markets we serve, including the market’s acceptance of the Company’s products and services, the creditworthiness of customers, interest rate and currency rate fluctuations and estimated residual values of leased equipment.  Those risk factors may not be exhaustive.  We operate in a continually changing business environment, and new risk factors emerge from time to time.  We cannot predict these new risk factors, nor can we assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements.  Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.  Moreover, we do not assume responsibility for the accuracy and completeness of those statements.  All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the captions "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K filed with the Securities and Exchange Commission on February 20, 2009.  We do not undertake to update our forward-looking statements.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report.  The evaluation of our disclosure controls and procedures by our CEO and CFO included a review of the restatement described in Item 1, Note A on page 8 of this Form 10-Q/A, where the Company restated its Consolidated Statement of Cash Flows for the six months ended June 30, 2009.  Based on this evaluation and because of the material weakness described below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level, to enable us to record, process, summarize, and report information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 within the time periods specified in the SEC rules and forms.  Notwithstanding this material weakness, our management has concluded, based on the supplementary review procedures of the Consolidated Statement of Cash Flows and reliance on existing controls not impacted by this error, that the consolidated financial statements included in this Form 10-Q/A fairly present in all material respects the Company’s financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting
Except for the material weakness noted below, there have been no changes in our internal control over financial reporting during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

UNAUDITED

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

As of June 30, 2009, we did not maintain effective controls over the preparation and review of our Consolidated Statement of Cash Flows.  This control deficiency resulted in an error in our Consolidated Statement of Cash Flows as originally reported, which in turn required a restatement of our Consolidated Statement of Cash Flows for the six months ended June 30, 2009.  Additionally, this control deficiency could result in a misstatement of operating and investing cash flows in the consolidated financial statements that would result in a material misstatement in the annual or interim consolidated financial statements that would not be prevented or detected.  Accordingly, management determined that this control deficiency constitutes a material weakness in internal control over financial reporting as of June 30, 2009.

Plan for Remediation of Material Weakness
    Management has taken steps to remediate the material weakness noted above.  Controls over the preparation of the Consolidated Statement of Cash Flows have been enhanced through improved procedural and review controls.  Management believes the additional control procedures, as implemented and when validated, will fully remediate this material weakness.

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

UNAUDITED

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

Caterpillar Financial Services Corporation
(Registrant)
Date: October 2, 2009	By: /s/ Steven R. Elsesser
Steven R. Elsesser, Controller

Date: October 2, 2009	By: /s/ Kent M. Adams
Kent M. Adams, President, Director and Chief Executive Officer