Form 10-Q
period 2009-09-30
CATERPILLAR FINANCIAL SERVICES CORP
filed 2009-10-30
CIK 764764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 30, 2009, one share of common stock of the registrant was outstanding, which is owned by Caterpillar Inc.

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

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF PROFIT
(Unaudited)
(Dollars in Millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Retail finance	$362	$422	$1,099	$1,242
Operating lease	234	237	677	704
Wholesale finance	78	73	266	269
Other, net1	2	28	15	109
Total revenues	676	760	2,057	2,324

Expenses:
Interest	255	292	809	855
Depreciation on equipment leased to others	180	186	527	547
General, operating and administrative	80	101	241	294
Provision for credit losses	63	34	144	112
Other	10	5	37	15
Total expenses	588	618	1,758	1,823

Other income (expense)	(8)	17	(26)	25

Profit before income taxes	80	159	273	526

Provision for income taxes	-	38	45	143

Profit of consolidated companies	80	121	228	383

Less: Profit attributable to noncontrolling interests	4	3	12	11

Profit2	$76	$118	$216	$372

1Includes impairment losses on retained interests:
Total other-than-temporary impairment losses	$-	$6	$46	$13
Portion of losses recognized in Accumulated other comprehensive income (loss) before taxes	2	-	(13)	-
Net impairment losses recognized in earnings	$2	$6	$33	$13

2Profit attributable to Caterpillar Financial Services Corporation.

    See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in Millions, except share data)

	September 30,	December 31,
	2009	2008
Assets:
Cash and cash equivalents	$2,240	$1,080
Finance receivables
Retail notes receivable	8,235	8,209
Wholesale notes receivable	1,636	3,483
Notes receivable from Caterpillar	1,096	81
Finance leases and installment sale contracts – Retail	14,672	16,912
Finance leases and installment sale contracts - Wholesale	535	610
	26,174	29,295
Less: Unearned income	(1,546)	(1,817)
Less: Allowance for credit losses	(381)	(395)
Total net finance receivables	24,247	27,083

Equipment on operating leases,
less accumulated depreciation	3,067	3,028
Deferred and refundable income taxes	110	127
Other assets	1,273	1,764
Total assets	$30,937	$33,082

Liabilities and stockholder’s equity:
Payable to dealers and others	$154	$255
Payable to Caterpillar - other	31	60
Accrued expenses	373	476
Income taxes payable	75	36
Payable to Caterpillar – borrowings	16	435
Short-term borrowings	3,969	7,077
Current maturities of long-term debt	4,331	5,036
Long-term debt	17,360	15,598
Deferred income taxes and other liabilities	530	537
Total liabilities	26,839	29,510

Commitments and contingent liabilities (Notes F & G)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid-in amount)	745	745
Retained earnings	3,019	2,803
Accumulated other comprehensive income (loss)	261	(37)
Noncontrolling interests	73	61
Total stockholder’s equity	4,098	3,572

Total liabilities and stockholder’s equity	$30,937	$33,082

           See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Unaudited)
(Dollars in Millions)

Nine Months Ended September 30, 2008	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total	Comprehensive income (loss)
Balance at December 31, 2007	$745	$2,418	$508	$40	$3,711
Profit of consolidated companies		372		11	383	$383
Foreign currency translation, net of tax of $107			(243)		(243)	(243)
Derivative financial instruments
Gains (losses) deferred, net of tax of $1			(12)		(12)	(12)
(Gains) losses reclassified to earnings, net of tax of $1			10		10	10
Retained interests
Gains (losses) deferred, net of tax of $6			(12)		(12)	(12)
(Gains) losses reclassified to earnings, net of tax of $2			4		4	4
Balance at September 30, 2008	$745	$2,790	$255	$51	$3,841	$130

Nine Months Ended September 30, 2009
Balance at December 31, 2008	$745	$2,803	$(37)	$61	$3,572
Profit of consolidated companies		216		12	228	$228
Foreign currency translation, net of tax of $52			276		276	276
Derivative financial instruments
Gains (losses) deferred, net of tax of $9			(22)		(22)	(22)
(Gains) losses reclassified to earnings, net of tax of $21			42		42	42
Retained interests
Gains (losses) deferred, net of tax of $101			(18)		(18)	(18)
(Gains) losses reclassified to earnings, net of tax of $11			20		20	20
Balance at September 30, 2009	$745	$3,019	$261	$73	$4,098	$526

1Includes noncredit component of other-than-temporary impairment losses on securitized retained interests of ($8) million, net of tax of $5 million, for the nine months ended September 30, 2009. See Note H for additional information.

    See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Profit of consolidated companies	$228	$383
Adjustments for non-cash items:
Depreciation and amortization	550	570
Amortization of receivables purchase discount	(130)	(193)
Provision for credit losses	144	112
Gain on sales of receivables	(12)	(21)
Other, net	(135)	(96)
Changes in assets and liabilities:
Receivables from others	160	(85)
Other receivables/payables with Caterpillar	(41)	63
Payable to dealers and others	(147)	6
Accrued interest payable	35	78
Accrued expenses and other liabilities, net	(15)	43
Income taxes payable	64	(56)
Proceeds/(payments) on interest rate swaps	189	(7)
Net cash provided by operating activities	890	797
Cash flows from investing activities:
Expenditures for equipment on operating leases and for non-leased equipment	(753)	(1,115)
Proceeds from disposals of equipment	725	727
Additions to finance receivables	(15,518)	(29,272)
Collections of finance receivables	18,796	24,430
Proceeds from sales of receivables	983	1,861
Net change in variable lending to Caterpillar	34	(10)
Additions to other notes receivable with Caterpillar	(1,550)	-
Collections on other notes receivable with Caterpillar	500	-
Other, net	(232)	(29)
Net cash provided by (used in) investing activities	2,985	(3,408)
Cash flows from financing activities:
Payable to Caterpillar – borrowings and other	(427)	(239)
Proceeds from debt issued (original maturities greater than three months)	9,833	13,971
Payments on debt issued (original maturities greater than three months)	(9,420)	(10,713)
Short-term borrowings, net (original maturities three months or less)	(2,720)	427
Net cash (used in) provided by financing activities	(2,734)	3,446
Effect of exchange rate changes on cash	19	(3)

Increase in cash and cash equivalents	1,160	832

Cash and cash equivalents at beginning of year	1,080	185
Cash and cash equivalents at end of period	$2,240	$1,017

Non-cash activity:
During 2009, an obligation for $232 million related to a financing arrangement, which provided us a return, was fulfilled through the release of a security deposit.

    See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Notes to Consolidated Financial Statements
(Unaudited)
A.	Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated profit for the three months and nine months ended September 30, 2009 and 2008, (b) the consolidated financial position as of September 30, 2009 and December 31, 2008, (c) the consolidated changes in stockholder's equity for the nine months ended September 30, 2009 and 2008 and (d) the consolidated cash flows for the nine months ended September 30, 2009 and 2008.  The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), requires management to make estimates and assumptions that affect the reported amounts.  The most significant estimates are the Allowance for credit losses and residual values for leased assets.  Actual results may differ from these estimates.  Certain amounts for prior periods have been reclassified to conform to the current period presentation.

Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Comprehensive income (loss) is comprised of Profit of consolidated companies, as well as adjustments for foreign currency translation, derivative instruments designated as cash flow hedges and retained interests.  Total Comprehensive income (loss) for the three months ended September 30, 2009 and 2008 was income of $220 million and a loss of $219 million, respectively.  Total Comprehensive income for the nine months ended September 30, 2009 and 2008 was $526 million and $130 million, respectively.

The December 31, 2008 financial position data included herein was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

We have performed a review of subsequent events through October 30, 2009, the date the financial statements were issued, and concluded there were no events or transactions occurring during this period that required recognition or disclosure in our financial statements.

B.	New Accounting Pronouncements

Fair value measurements - In September 2006, the Financial Accounting Standards Board (FASB) issued accounting guidance on fair value measurements, which provides a common definition of fair value and a framework for measuring assets and liabilities at fair values when a particular standard prescribes it.  In addition, this guidance expands disclosures about fair value measurements.  In February 2008, the FASB issued additional guidance that (1) deferred the effective date of the original guidance for one year for certain nonfinancial assets and nonfinancial liabilities and (2) removed certain leasing transactions from the scope of the original guidance.  We applied this new guidance to all other fair value measurements effective January 1, 2008.  The adoption of this guidance did not have a material impact on our financial statements.  See Note C for additional information.

Employers’ accounting for defined benefit pension and other postretirement plans - In September 2006, the FASB issued accounting guidance on employers' accounting for defined benefits pension and other postretirement plans.  This guidance requires recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet.  Also, the measurement date - the date at which the benefit obligation and plan assets are measured - is required to be the company’s fiscal year-end.  Caterpillar adopted the balance sheet recognition provision at December 31, 2006, and adopted the year-end measurement date effective January 1, 2008 using the "one measurement" approach.  Under the one measurement approach, net periodic benefit cost for the period between any early measurement date and the end of the fiscal year that the measurement provision is applied are allocated proportionately between amounts to be recognized as an adjustment of retained earnings and net periodic benefit cost for the fiscal year.  Previously, we used a November 30th measurement date for our U.S. pension and other postretirement benefit plans and September 30th for our non-U.S. plans.  The adoption of this guidance did not have a material impact to our Statements of Financial Position since Cat Financial is considered a participant in the Caterpillar retirement plan for which we are charged a share of plan expenses, but are not required to record assets or liabilities of the plan.

UNAUDITED

Business combinations and noncontrolling interests in consolidated financial statements - In December 2007, the FASB issued accounting guidance on business combinations and noncontrolling interests in consolidated financial statements.  The guidance on business combinations requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed. Further, it also changes the accounting for acquired in-process research and development assets, contingent consideration, partial acquisitions and transaction costs.  Under the guidance on noncontrolling interests, all entities are required to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. In addition, transactions between an entity and noncontrolling interests will be treated as equity transactions.  We adopted this new guidance on January 1, 2009.  As required, the guidance on noncontrolling interest was adopted through retrospective application, and all prior period information has been adjusted accordingly.  The adoption of this guidance did not have a material impact on our financial statements.

Disclosures about derivative instruments and hedging activities - In March 2008, the FASB issued accounting guidance on disclosures about derivative instruments and hedging activities.  This guidance expands disclosures for derivative instruments by requiring entities to disclose the fair value of derivative instruments and their gains or losses in tabular format.  It also requires disclosure of information about credit risk-related contingent features in derivative agreements, counterparty credit risk and strategies and objectives for using derivative instruments.  We adopted this new guidance on January 1, 2009.  The adoption of this guidance did not have a material impact on our financial statements.  See Note E for additional information.

Interim disclosures about fair value of financial instruments - In April 2009, the FASB issued accounting guidance that requires that the fair value disclosures previously required on an annual basis be included for interim reporting periods.  We adopted this guidance on April 1, 2009.  The adoption of this guidance did not have a material impact on our financial statements.  See Note C for additional information.

Recognition and presentation of other-than-temporary impairments - In April 2009, the FASB issued accounting guidance on the recognition and presentation of other-than-temporary impairments.  This new guidance amends the existing impairment guidance relating to certain debt securities and requires a company to assess the likelihood of selling the security prior to recovering its cost basis.  When a security meets the criteria for impairment, the impairment charges related to credit losses would be recognized in earnings, while non-credit losses would be reflected in other comprehensive income.  Additionally, it requires a more detailed, risk-oriented breakdown of major security types and related information.  We adopted this guidance on April 1, 2009.  The adoption of this guidance did not have a material impact on our financial statements.  See Note H for additional information.

UNAUDITED

Subsequent events - In May 2009, the FASB issued accounting guidance on subsequent events that establishes standards of accounting for and disclosure of subsequent events.  In addition, it requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  This new guidance was adopted for our financial statements for the quarterly period ending June 30, 2009.  The adoption of this guidance did not have a material impact on our financial statements.  See Note A for additional information.

Accounting for transfers of financial assets - In June 2009, the FASB issued accounting guidance on accounting for transfers of financial assets.  This guidance amends previous guidance by including: the elimination of the qualifying special-purpose entity (QSPE) concept; a new participating interest definition that must be met for transfers of portions of financial assets to be eligible for sale accounting; clarifications and changes to the derecognition criteria for a transfer to be accounted for as a sale; and a change to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor.  Additionally, the guidance requires extensive new disclosures regarding an entity’s involvement in a transfer of financial assets.  Finally, existing QSPEs (prior to the effective date of this guidance) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance upon the elimination of this concept.  We will adopt this new guidance effective January 1, 2010.  We do not expect the adoption of this guidance to have a material impact on our financial statements.

Consolidation of variable-interest entities - In June 2009, the FASB issued accounting guidance on the consolidation of variable-interest entities (VIEs). This new guidance revises previous guidance by eliminating the exemption for qualifying special purpose entities, by establishing a new approach for determining who should consolidate a variable-interest entity and by changing when it is necessary to reassess who should consolidate a variable-interest entity.  We will adopt this new guidance effective January 1, 2010.  We do not expect the adoption of this guidance to have a material impact on our financial statements.

C.	Fair Value Disclosures

1. Fair Value Measurements

We adopted the accounting guidance on fair value measurements as of January 1, 2008.  See Note B for additional information.  This guidance defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.  This guidance also specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques.  Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions.  In accordance with this guidance, fair value measurements are classified under the following hierarchy:

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

UNAUDITED

Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation.  A measurement may therefore be classified within Level 3 even though there may be significant inputs that are readily observable.

The guidance on fair value measurements expanded the definition of fair value to include the consideration of nonperformance risk.  Nonperformance risk refers to the risk that an obligation (either by a counterparty or us) will not be fulfilled.  For financial assets traded in an active market (Level 1), the nonperformance risk is included in the market price.  For certain other financial assets and liabilities (Level 2 and 3), our fair value calculations have been adjusted accordingly.

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

UNAUDITED

Assets and liabilities measured at fair value included in our Consolidated Statements of Financial Position as of September 30, 2009 and December 31, 2008 are summarized below:
(Millions of dollars)	September 30, 2009
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Assets
Derivative financial instruments, net	$-	$50	$-	$50
Securitized retained interests	-	-	99	99
Total assets	$-	$50	$99	$149

Liabilities
Guarantees	$-	$-	$3	$3
Total liabilities	$-	$-	$3	$3

(Millions of dollars)	December 31, 2008
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Assets
Derivative financial instruments, net	$-	$331	$-	$331
Securitized retained interests	-	-	52	52
Total assets	$-	$331	$52	$383

Liabilities
Guarantees	$-	$-	$2	$2
Total liabilities	$-	$-	$2	$2

Below are roll-forwards of assets and liabilities measured at fair value using Level 3 inputs for the nine months ended September 30, 2009 and 2008.  These instruments were valued using pricing models that, in management’s judgment, reflect the assumptions a marketplace participant would use.

(Millions of dollars)	Securitized Retained Interests	Guarantees
Balance as of December 31, 2008	$52	$2
Gains or (losses) included in earnings (realized / unrealized)	(31)	-
Changes in Accumulated other comprehensive income (loss)	3	-
Purchases, issuances and settlements	75	1
Balance as of September 30, 2009	$99	$3

UNAUDITED

(Millions of dollars)	Securitized Retained Interests	Guarantees
Balance as of December 31, 2007	$49	$7
Gains or (losses) included in earnings (realized / unrealized)	(7)	-
Changes in Accumulated other comprehensive income (loss)	(12)	-
Purchases, issuances and settlements	38	2
Balance as of September 30, 2008	$68	$9

The amount of unrealized net losses on securitized retained interests included in earnings for the nine months ended September 30, 2009 related to assets still held at September 30, 2009 was $28 million.  The amount of unrealized net losses on securitized retained interests included in earnings for the nine months ended September 30, 2008 related to assets still held at September 30, 2008 was $6 million.  These losses were reported in Other revenues, net, in the Consolidated Statements of Profit.

In addition to the amounts above, we have impaired loans of $212 million and $108 million as of September 30, 2009 and December 31, 2008, respectively.  A loan is considered impaired when management determines that collection of contractual amounts due is not probable.  In these cases, an allowance for loan losses is established based primarily on the fair value of associated collateral.  As the collateral's fair value is based on observable market prices and/or current appraised values, the impaired loans are classified as Level 2 measurements.

2. Fair Values of Financial Instruments

In addition to the methods and assumptions we use to record the fair value of financial instruments as discussed in the Fair Value Measurements section above, we used the following methods and assumptions to estimate the fair value of our financial instruments.  Effective April 1, 2009, we adopted the guidance on interim disclosures about fair value of financial instruments.  See Note B for additional information.

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

UNAUDITED

The estimated fair values of financial instrument assets and (liabilities) are as follows:

(Millions of dollars)	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$2,240	$2,240	$1,080	$1,080
Foreign currency contracts:
In a receivable position	$10	$10	$70	$70
In a payable position	$(41)	$(41)	$(113)	$(113)
Finance receivables, net (excluding finance leases1)	$15,027	$14,465	$18,051	$17,089
Short-term borrowings	$(3,969)	$(3,969)	$(7,077)	$(7,077)
Long-term debt	$(21,691)	$(22,391)	$(20,634)	$(19,759)
Interest rate swaps:
In a receivable position	$189	$189	$501	$501
In a payable position	$(108)	$(108)	$(127)	$(127)
Securitized retained interests	$99	$99	$52	$52
Guarantees	$(3)	$(3)	$(2)	$(2)

1Represents finance leases with a net carrying value of $8,124 million and $8,951 million as of September 30, 2009 and December 31, 2008, respectively.

D.	Segment Information

Our segment data is based on disclosure requirements of accounting guidance on segment reporting, which requires that financial information be reported on the basis that is used internally for measuring segment performance.  Internally, we report information for operating segments based on management responsibility.  Our four operating segments offer primarily the same types of services within each of the respective segments.  The four operating segments are as follows:

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

Supplemental segment data for the three months ended September 30,

(Millions of dollars) 2009	North America	Europe	Diversified Services	Asia-Pacific	Total
External revenue	$329	$107	$118	$122	$676
Inter-segment revenue	11	-	-	-	11
Profit	4	25	19	28	76

2008	North America	Europe	Diversified Services	Asia-Pacific	Total
External revenue	$379	$144	$122	$115	$760
Inter-segment revenue	24	-	-	-	24
Profit	42	32	23	21	118

Supplemental segment data for the nine months ended September 30,

(Millions of dollars) 2009	North America	Europe	Diversified Services	Asia-Pacific	Total
External revenue	$1,040	$329	$336	$352	$2,057
Inter-segment revenue	37	-	-	-	37
Profit	37	68	46	65	216

2008	North America	Europe	Diversified Services	Asia-Pacific	Total
External revenue	$1,241	$420	$347	$316	$2,324
Inter-segment revenue	70	-	-	-	70
Profit	145	82	81	64	372

(Millions of dollars)	North America	Europe	Diversified Services	Asia-Pacific	Total
Assets as of September 30, 2009	$18,436	$5,320	$6,919	$4,847	$35,522

Assets as of December 31, 2008	$21,272	$5,877	$6,608	$5,106	$38,863

UNAUDITED

(Millions of dollars) Reconciliation of assets:	September 30, 2009	December 31, 2008
Assets from segments	$35,522	$38,863
Less: Investment in subsidiaries	(1,075)	(1,027)
Less: Inter-segment balances	(3,510)	(4,754)
Total	$30,937	$33,082

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

We formally document all relationships between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions.  We also formally assess, both at the hedge’s inception and on an ongoing basis, whether the designated derivatives that are used in hedging transactions are highly effective in offsetting changes in fair value or cash flow of hedged items.  When a derivative is determined not to be highly effective as a hedge or the underlying hedged transaction is no longer probable, we discontinue hedge accounting prospectively, in accordance with derecognition criteria for hedge accounting.

We adopted new accounting guidance on disclosures about derivative instruments and hedging activities as of January 1, 2009.  See Note B for additional information.

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

As of September 30, 2009, $38 million of deferred net losses, net of tax, included in equity, related to our floating-to-fixed interest rate swaps, are expected to be reclassified to Interest expense over the next twelve months.

We have, at certain times, liquidated fixed-to-floating and floating-to-fixed interest rate swaps.  During the first quarter of 2009, we liquidated fixed-to-floating interest rate swaps that resulted in deferred gains of $187 million, which are included in Long-term debt in the Consolidated Statements of Financial Position.  The deferred gains associated with these interest rate swaps at the time of liquidation are amortized to Interest expense over the remaining term of the underlying hedged item.

The location and fair value of derivative instruments reported in the Consolidated Statements of Financial Position as of September 30, 2009 are as follows:

(Millions of dollars)
	Statements of Financial Position Location	Asset (Liability) Fair Value
Designated derivatives
Interest rate contracts	Other assets	$186
Interest rate contracts	Accrued expenses	(98)
		$88
Undesignated derivatives
Foreign exchange contracts	Other assets	$10
Foreign exchange contracts	Accrued expenses	(41)
Interest rate contracts	Other assets	3
Interest rate contracts	Accrued expenses	(10)
		$(38)

UNAUDITED

The effect of derivatives designated as hedging instruments on the Consolidated Statements of Profit is as follows:

(Millions of dollars)
		Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
Fair Value Hedges	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts	Other income (expense)	$74	$(74)	$(146)	$160
		$74	$(74)	$(146)	$160

(Millions of dollars)
	Three Months Ended September 30, 2009
		Recognized in Earnings
Cash flow hedges	Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Reclassified from AOCI (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$(13)	Interest expense	$(21)	$-
		Other income (expense)	-	1
	$(13)		$(21)	$1

	Nine Months Ended September 30, 2009
		Recognized in Earnings
Cash flow hedges	Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Reclassified from AOCI (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$(31)	Interest expense	$(63)	$-
		Other income (expense)	-	6
	$(31)		$(63)	$6

UNAUDITED

The effect of derivatives not designated as hedging instruments on the Consolidated Statements of Profit is as follows:

(Millions of dollars)	Classification of Gains or (Losses)	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Foreign exchange contracts	Other income (expense)	$(75)	$(141)
Interest rate contracts	Other income (expense)	1	2
		$(74)	$(139)

F.	Guarantees

We provide loan guarantees to third-party lenders for financing associated with machinery purchased by customers.  These guarantees have varying terms and are secured by the machinery.  In addition, we participate in standby letters of credit issued to third parties on behalf of our customers.  These standby letters of credit have varying terms and beneficiaries and are secured by customer assets.  Our guarantees with customers increased from December 31, 2008 primarily due to standby letters of credit issued to third parties.

We have provided a limited indemnity to a third-party bank for $22 million as of September 30, 2009 resulting from the assignment of certain leases to that bank.  The indemnity is for the possibility that the insurers of these leases would become insolvent.  The indemnity expires December 15, 2012 and is unsecured.

No loss has been experienced or is anticipated under any of these guarantees noted above.  The recorded liability for these guarantees was $3 million as of September 30, 2009 and $2 million as of December 31, 2008.  The maximum potential amount of future payments (undiscounted and without reduction for any amount that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees and the limited indemnity are as follows:

(Millions of dollars)	September 30, 2009	December 31, 2008
Guarantees with customers	$176	$119
Limited indemnity	22	25
Total guarantees	$198	$144

We provide guarantees to repurchase certain loans of Caterpillar dealers from a financial trust ("Trust") that qualifies as a variable interest entity.  The purpose of the Trust is to provide short-term working capital loans to Caterpillar dealers.  This Trust issues commercial paper and uses the proceeds to fund its loan program.  We have a loan purchase agreement with the Trust that obligates us to purchase certain loans that are not paid at maturity.  We receive a fee for providing this guarantee, which provides a source of liquidity for the Trust.  At December 31, 2008, we determined that we were the primary beneficiary of the Trust as our guarantees would require us to absorb a majority of the entity’s expected losses, and therefore consolidated the financial position of the Trust in the Consolidated Statement of Financial Position.  As of September 30, 2009, the Trust’s assets of $261 million are primarily comprised of loans to dealers, which are included in Retail notes receivable in the Consolidated Statement of Financial Position, and the Trust's liabilities of $261 million are primarily comprised of commercial paper, which is included in Short-term borrowings in the Consolidated Statement of Financial Position.  No loss has been experienced or is anticipated under this loan purchase agreement.  Our assets are not available to pay creditors of the Trust, except to the extent we may be obligated to perform under the guarantee, and assets of the Trust are not available to pay our creditors.

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

Securitized Retail Installment Sale Contracts and Finance Leases
We periodically sell certain finance receivables relating to our retail installment sale contracts and finance leases to special purpose entities (SPEs) as part of our asset-backed securitization program.  The SPEs have limited purposes and generally are only permitted to purchase the finance receivables, issue asset-backed securities and make payments on the securities.  The SPEs only issue a single series of securities and generally are dissolved when those securities have been paid in full.  The SPEs, typically trusts, are considered to be qualifying special-purpose entities (QSPEs) and thus, in accordance with accounting for transfers and servicing of financial assets, are not consolidated.  The QSPEs issue debt to pay for the finance receivables they acquire from us.  The primary source for repayment of the debt is the cash flows generated from the finance receivables owned by the QSPEs.  The assets of the QSPEs are legally isolated and are not available to pay our creditors or any other of our affiliates.  For bankruptcy analysis purposes, we sold the finance receivables to the QSPEs in a true sale and the QSPEs are separate legal entities.  The investors and the securitization trusts have no recourse to any of our other assets for failure of debtors to pay when due.

We retain interests in the retail finance receivables that are sold through our asset-backed securitization program.  Retained interests include subordinated certificates, an interest in future cash flows (excess) and reserve accounts.  Retained interests in securitized assets are classified as available-for-sale securities and are included in Other assets in our Consolidated Statements of Financial Position at fair value.  We estimate fair value and cash flows using a valuation model and key assumptions for credit losses, prepayment rates and discount rates.  These assumptions are based on our historical experience, market trends and anticipated performance relative to the particular assets securitized.  We periodically evaluate for impairment and recognize the credit component of an other-than-temporary impairment in profit and the noncredit component in Accumulated other comprehensive income (loss) for those retained interests in which we do not intend to sell and it is not likely that we will be required to sell prior to recovery.

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

UNAUDITED

To maintain competitiveness in the capital markets and to have effective and efficient use of alternative funding sources, we may from time to time provide additional reserve support to previously issued asset-backed securitizations.  During the second quarter of 2009 and third quarter of 2008, we deposited $80 million and $19 million, respectively, into supplemental reserve accounts for the securitization transactions to maintain the credit ratings assigned to the transactions, as loss experiences have been higher than anticipated primarily due to the adverse economic conditions in the U.S.  Due to the significant value of the deposit in second quarter of 2009, written consent was obtained from the third-party beneficial interest holders of the securitization transactions.  The QSPE conditions were reviewed and the trusts continue to maintain QSPE status.  These deposits resulted in an increase in our retained interests.

The fair value of the retained interests in all securitizations of retail finance receivables outstanding totaled $99 million (cost basis of $107 million) and $52 million (cost basis of $61 million) as of September 30, 2009 and December 31, 2008, respectively.  The fair value of the retained interests as of September 30, 2009 that has been in a continuous unrealized loss position for twelve months or longer totaled $99 million (cost basis of $107 million).  As of December 31, 2008, there were no retained interests in a continuous unrealized loss position for twelve months or longer.  Key assumptions used to determine the fair value of the retained interests as of such dates were:

(Millions of dollars)	September 30, 2009	December 31, 2008
Cash flow weighted-average discount rates on retained interests	9.4% to 12.6%	16.7% to 23.3%
Weighted-average maturity in months	24	28
Expected prepayment rate	17.5%	19.0%
Expected credit losses	4.8%	1.7% to 3.1%

To estimate the impact on income due to changes to the key economic assumptions used to estimate the fair value of residual cash flows in retained interests from retail finance receivable securitizations, we perform a sensitivity analysis of the fair value of the retained interests by applying a 10 percent and 20 percent adverse change to the individual assumptions.  This estimate does not adjust for other variations that may occur should one of the assumptions actually change.  Accordingly, no assurance can be given that actual results would be consistent with the results of our estimate.  The effect of a variation in a particular assumption on the fair value of residual interest in securitization transactions was calculated without changing any other assumptions and changes in one factor may result in changes in another.  Our sensitivity analysis indicated that the impact of a 20 percent adverse change in individual assumptions used to calculate the fair value of all our retained interests as of September 30, 2009 and December 31, 2008 would be $11 million or less and $8 million or less, respectively.

During 2009 and 2008, the assumptions used to determine the expected cash flows for our securitization transactions were revised, which resulted in other-than-temporary impairments.  The impairments recognized in earnings were primarily driven by an increase in the credit loss assumption due to the continuing adverse economic conditions in the U.S.  The noncredit related component recorded in Accumulated other comprehensive income (loss) was primarily driven by changes in discount rates.

UNAUDITED

(Millions of dollars)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Total other-than-temporary impairment losses	$-	$6	$46	$13
Portion of losses recognized in Accumulated other comprehensive income (loss) before taxes1	2	-	(13)	-
Net impairment losses recognized in earnings2	$2	$6	$33	$13

1Balances above exclude $5 million of gross gains recorded in OCI related to the securitization retained interest for the three and nine months ended September 30, 2009.
2 Recorded in Other revenues, net, on the Consolidated Statements of Profit.

The following tables present a roll forward of the balance of the credit-related impairment losses on the securitized retained interests for which a portion of the other-than-temporary impairment was recognized in Accumulated other comprehensive income (loss):

(Millions of dollars)	Three Months
Ended September 30, 2009
Cumulative credit loss as of July 1, 2009	$8
Credit losses for which an other-than-temporary impairment was previously recognized	2
Cumulative credit loss as of September 30, 2009	$10

(Millions of dollars)	Nine Months
Ended September 30, 2009
Cumulative credit loss as of January 1, 2009	$-
Credit losses for which an other-than-temporary impairment was previously recognized	10
Cumulative credit loss as of September 30, 2009	$10

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

UNAUDITED

Sale of Interests in Wholesale Receivables
We purchase North American Caterpillar Dealer trade receivables (NACD Receivables) at a discount.  The discount is an estimate of the amount of financing revenue that would be earned at a market rate on the NACD Receivables over their expected life.  We have sold interests in the NACD Receivables through a revolving structure to third-party commercial paper conduits, asset-backed commercial paper issuers that are SPEs of the sponsor bank and are not consolidated by us.  In accordance with accounting for transfers and servicing of financial assets, the transfers to the conduits are accounted for as sales.  The gain, included in Other revenues, net, on our Consolidated Statements of Profit, is principally the difference between the unearned discount on the NACD Receivables sold to the third-party commercial paper conduits less related costs incurred over their remaining term.  Expected credit losses are assumed to be zero because dealer receivables have historically had no losses and none are expected in the future.  We receive an annual servicing fee of approximately 0.5 percent of the average outstanding principal balance of the interests in the NACD Receivables sold to the third-party commercial paper conduits.  We generally do not record a servicing asset or liability since the servicing fee is considered fair market compensation.  During the three months ended September 30, 2009 and 2008, we recognized a pre-tax gain on the sale of wholesale receivables of $2 million and $1 million, respectively, and $9 million and $6 million for the nine months ended September 30, 2009 and 2008, respectively.  As of December 31, 2008, the outstanding principal balance of the NACD Receivables sold to the conduits was $240 million.  The NACD Receivables not sold to the third-party commercial paper conduits as of December 31, 2008 of $1.432 billion are included in Wholesale notes receivable in our Consolidated Statements of Financial Position.  As of September 30, 2009 there were no NACD Receivables sold to the conduits.

The cash collections from the NACD Receivables are first applied to satisfy any obligations to the third-party commercial paper conduits.  The third-party commercial paper conduits have no recourse to our assets, other than the NACD Receivables that we continue to hold.

In addition to the NACD Receivables, we purchase other trade receivables from Caterpillar entities at a discount. The discount is an estimate of the amount of financing revenue that would be earned at a market rate on these trade receivables over their expected life.  The discount is amortized into revenue on an effective yield basis over the life of the receivables and recognized as Wholesale finance revenue.  Amortized discounts for the NACD and other trade receivables were $38 million and $48 million for the three months ended September 30, 2009 and 2008, respectively, and $130 million and $193 million for the nine months ended September 30, 2009 and 2008, respectively.  In the Consolidated Statements of Cash Flows, collection of the discount is included in investing activities as the receivables are collected.

Other Managed Assets
We also sell individual leases and finance receivables to third parties with limited or no recourse to us to either reduce our concentration of credit risk related to certain customers or as an additional source of liquidity.  In accordance with accounting for transfers and servicing of financial assets, the transfers to the third parties are accounted for as sales.  We maintain servicing responsibilities for these third-party assets, which totaled $556 million and $633 million as of September 30, 2009 and December 31, 2008, respectively.  Since we do not receive a servicing fee for these assets, a servicing liability is recorded.  As of September 30, 2009, this liability is not significant.

UNAUDITED

I.	Income Taxes

The provision for income taxes for the three months ended September 30, 2009 generally reflects an estimated annual income tax rate of 20 percent as compared to 24 percent for the three months ended September 30, 2008.  The decrease is primarily attributable to expected changes in our geographic mix of pre-tax results.

During the three months ended September 30, 2009, the estimated annual income tax rate was reduced from 23 to 20 percent due to expected changes in our geographic mix of pre-tax results. Also, as a result of this decrease, the provision for income taxes for the three months ended September 30, 2009 includes a $6 million favorable impact related to the first six months of 2009.  In addition, the provision for income taxes for the three months ended September 30, 2009 includes discrete income tax benefits of $10 million related to the conclusion of two separate prior years’ income tax examinations.

The provision for income taxes for the nine months ended September 30, 2009 generally reflects an estimated annual income tax rate of 20 percent as compared to 27 percent for the nine months ended September 30, 2008.  The decrease is primarily attributable to expected changes in our geographic mix of pre-tax results.  In addition, the provision for income taxes for the nine months ended September 30, 2009 includes discrete income tax benefits of $10 million related to the conclusion of two separate prior years’ income tax examinations.

Due to the conclusion of a non-U.S. income tax examination, the total amount of our unrecognized income tax benefits that, if recognized, would impact our effective tax rate decreased by $4 million.

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

Subsequent to the first quarter of 2009, 3 additional non-U.S. employees were subject to the various separation programs.

UNAUDITED

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

(Millions of dollars)

Liability balance as of December 31, 2008	$-

Q1 2009 Separation charges	$10
Q1 2009 Benefit payments and other adjustments	(7)
Liability balance as of March 31, 2009	$3

Q2 2009 Separation charges	$-
Q2 2009 Benefit payments and other adjustments	(1)
Liability balance as of June 30, 2009	$2

Q3 2009 Separation charges	$-
Q3 2009 Benefit payments and other adjustments	(1)
Liability balance as of September 30, 2009	$1

The remaining balance as of September 30, 2009 represents costs for employees that have either not yet separated from the Company or their full severance has not yet been paid.  The majority of these remaining costs will be paid by the end of 2009.

The following table summarizes the numbers of employees that accepted or were subject to the programs:

	Third Quarter 2009	Second Quarter 2009	First Quarter 2009
Impacted employees as of beginning of period	9	20	-
Impacted employees during the period	2	1	159
Employee separations during the period	(8)	(12)	(139)
Impacted employees remaining as of the end of the period	3	9	20

The employees that accepted or were subject to the programs, but that were still employed as of September 30, 2009 will be separated by the end of 2009.

UNAUDITED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW:  THIRD QUARTER 2009 VS. THIRD QUARTER 2008
We reported third-quarter revenues of $676 million, a decrease of $84 million, or 11 percent, compared with the third quarter of 2008.  Third-quarter profit was $76 million, a $42 million, or 36 percent, decrease from the third quarter of 2008.

•
The decrease in revenues was principally due to a $77 million impact from a decrease in earning assets (finance receivables and operating leases at constant interest rates) and a $23 million impact from returned or repossessed equipment, partially offset by a $20 million impact from higher interest rates on new and existing finance receivables.

•
Profit before income taxes was $80 million, a $79 million, or 50 percent, decrease over the third quarter of 2008.  The decrease was principally due to a $33 million impact from net currency exchange gains and losses, a $29 million increase in the provision for credit losses, a $29 million unfavorable impact from lower average earning assets and a $23 million impact from returned or repossessed equipment.  These decreases in pre-tax profit were partially offset by a $21 million decrease in general, operating and administrative expense and a $13 million impact from increased net yield on average earning assets.

•
Provision for income taxes decreased $38 million compared with the third quarter of 2008.  The decrease was primarily attributable to lower pre-tax results and income tax benefits related to the conclusion of two separate prior years’ income tax examinations.

•	New retail financing was $1.8 billion, a decrease of $2.6 billion, or 59 percent, from the third quarter of 2008. The decrease occurred across all Cat Financial operating segments.

•
At the end of the third quarter 2009, past dues were 5.79 percent compared with 5.53 percent at the end of the second quarter.  At the end of the third quarter 2008, past dues were 3.64 percent.  During the third quarter 2009, there were increases in North America and Europe, with decreases in Latin America and Asia.  Write-offs, net of recoveries, were $65 million for the third quarter of 2009, up from $55 million in the second quarter of 2009, and more significantly up from $22 million for the third quarter of 2008.  The $43 million year-over-year increase was driven by adverse economic conditions primarily in North America and, to a lesser extent, in Europe.  Year-to-date annualized losses are 0.90 percent of the year-to-date average retail portfolio compared to 0.32 percent in the same period last year.  The rate of write-offs is higher than the most recent periods of economic weakness in 2001 and 2002, which were 0.65 and 0.69 percent, respectively.

•
Our Allowance for credit losses totaled $381 million as of September 30, 2009, compared to $390 million as of September 30, 2008, which is 1.62 percent of net finance receivables as of September 30, 2009, compared with 1.41 percent as of September 30, 2008.  The decrease of $9 million in Allowance for credit losses resulted from a $58 million decrease due to a reduction in the overall net finance receivable portfolio, partially offset by a $49 million increase in the allowance rate.

UNAUDITED

REVIEW OF CONSOLIDATED STATEMENTS OF PROFIT

THREE MONTHS ENDED SEPTEMBER 30, 2009 VS. THREE MONTHS ENDED SEPTEMBER 30, 2008

REVENUES
Retail and wholesale revenue for the third quarter of 2009 was $440 million, a decrease of $55 million from the same period in 2008.  The decrease was due to a $58 million decrease from the impact of lower earning assets (finance receivables at constant interest rates), partially offset by a $3 million impact from higher interest rates on new and existing retail and wholesale receivables.  Yield was positively impacted by an increase in earned discounts on certain North America purchased wholesale receivables.  The annualized average yield was 7.13 percent for the third quarter of 2009 compared to 7.09 percent for the third quarter of 2008.

Operating lease revenue for the third quarter of 2009 was $234 million, or $3 million lower than the third quarter of 2008 due to the impact of lower interest rates on operating leases, partially offset by the impact of higher earning assets (operating leases at constant interest rates).

Other revenue, net, for the third quarter of 2009 was $2 million, a decrease of $26 million from the same period in 2008 primarily due to a $23 million impact from returned or repossessed equipment.  Other revenue, net, items were as follows:

(Millions of dollars)	Three Months Ended September 30,
	2009	2008
Finance receivable and operating lease fees (including late charges)	$18	$19
Miscellaneous other revenue, net	5	7
Gain on sales of receivables	2	1
Service fee income on sold receivables	2	3
Net loss related to retained interests in securitized retail receivables	(5)	(5)
Net gain/(loss) on returned or repossessed equipment	(20)	3
Total Other revenues, net	$2	$28

UNAUDITED

EXPENSES
Interest expense for the third quarter of 2009 was $255 million, a decrease of $37 million from the same period in 2008.  This decrease was primarily due to a decrease of 47 basis points in the average cost of borrowing to 3.91 percent for the third quarter of 2009, down from 4.38 percent for the third quarter of 2008 and the impact of a 2 percent decrease in average borrowings.

Depreciation expense on equipment leased to others was $180 million, down $6 million over the third quarter of 2008 due to a decrease in the average operating lease portfolio.

General, operating and administrative expenses were $80 million for the third quarter of 2009, compared to $101 million for the same period in 2008.  The decrease resulted primarily from decreases in labor costs and other operating expenses as a result of our cost reduction actions.  There were 1,541 full-time employees as of September 30, 2009, compared to 1,714 as of December 31, 2008 and 1,699 as of September 30, 2008.

The provision for credit losses was $63 million for the third quarter of 2009, up $29 million from the third quarter of 2008.  The provision for credit losses was higher due to a $60 million impact from increased stress in the portfolio, partially offset by a $31 million decrease related to lower new business.  The Allowance for credit losses as of September 30, 2009 was 1.62 percent of finance receivables (excluding Notes receivable from Caterpillar), net of unearned income, compared to 1.41 percent as of September 30, 2008.  The third quarter 2009 rate of 1.62 percent is higher than the most recent periods of economic weakness in 2001 and 2002, which were 1.42 percent and 1.47 percent, respectively.

Other expenses were $10 million for the third quarter of 2009 compared to $5 million for the same period in 2008.  The increase was primarily attributable to higher expenses related to repossessions.

Other income (expense) for the third quarter of 2009 was an expense of $8 million, compared to income of $17 million from the same period in 2008 due to a $25 million impact from net currency exchange gains and losses.  Other income (expense) items were as follows:

(Millions of dollars)	Three Months Ended September 30,
	2009	2008
Net gain/(loss) on undesignated foreign exchange contracts (including forward points)	$(75)	$151
Currency exchange gain/(loss)	65	(136)
Net currency exchange gain/(loss)	(10)	15

Net gain from interest rate derivatives	2	2
Total Other income (expense)	$(8)	$17

Provision for income taxes decreased $38 million compared with the third quarter of 2008.  The decrease was primarily attributable to lower pre-tax results and income tax benefits related to the conclusion of two separate prior years’ income tax examinations.

PROFIT
As a result of the performance discussed above, we had profit of $76 million for the third quarter of 2009, down $42 million, or 36 percent, from the third quarter of 2008.

UNAUDITED

NINE MONTHS ENDED SEPTEMBER 30, 2009 VS. NINE MONTHS ENDED SEPTEMBER 30, 2008

REVENUES
Retail and wholesale revenue for the first nine months of 2009 was $1.365 billion, a decrease of $146 million from the same period in 2008.  The decrease was due to a $94 million decrease from the impact of lower interest rates on new and existing retail and wholesale receivables and a $52 million decrease from the impact of lower earning assets (finance receivables at constant interest rates).  Yield was negatively impacted by lower interest rates on finance receivables and a decrease in earned discounts on certain North America purchased wholesale receivables.  The annualized average yield was 6.95 percent for the first nine months of 2009 compared to 7.44 percent for the first nine months of 2008.

Operating lease revenue for the first nine months of 2009 was $677 million, or $27 million lower than the first nine months of 2008 due to the impacts of lower interest rates on operating leases and lower earning assets (operating leases at constant interest rates).

Other revenue, net, for the first nine months of 2009 was $15 million, a decrease of $94 million from the same period in 2008 primarily due to a $54 million impact from returned or repossessed equipment, a $20 million unfavorable impact from the write-down on retained interests related to the securitized asset portfolio and the absence of a $12 million gain related to the sale of receivables in the third quarter of 2008.  Other revenue, net, items were as follows:

(Millions of dollars)	Nine Months Ended September 30,
	2009	2008
Finance receivable and operating lease fees (including late charges)	$52	$52
Miscellaneous other revenue, net	17	17
Gain on sales of receivables	12	21
Service fee income on sold receivables	6	10
Partnership/dividend income	-	1
Net loss related to retained interests in securitized retail receivables	(33)	(7)
Net gain/(loss) on returned or repossessed equipment	(39)	15
Total Other revenues, net	$15	$109

UNAUDITED

EXPENSES
Interest expense for the first nine months of 2009 was $809 million, a decrease of $46 million from the same period in 2008.  This decrease was primarily due to a decrease of 41 basis points in the average cost of borrowing to 4.03 percent for the nine months of 2009, down from 4.44 percent for the first nine months of 2008, partially offset by the impact of an increase of 4 percent in average borrowings in order to provide a cash position appropriate for current market conditions.

Depreciation expense on equipment leased to others was $527 million, down $20 million over the first nine months of 2008 due to a decrease in the average operating lease portfolio.

General, operating and administrative expenses were $241 million for the first nine months of 2009, compared to $294 million for the same period in 2008.  The decrease resulted primarily from decreases in labor costs and other operating expenses as a result of our cost reduction actions.  There were 1,541 full-time employees as of September 30, 2009, compared to 1,714 as of December 31, 2008 and 1,699 as of September 30, 2008.

The provision for credit losses was $144 million for the first nine months of 2009, up $32 million from the first nine months of 2008.  The provision for credit losses was higher due to a $144 million impact from increased stress in the portfolio, partially offset by a $112 million decrease related to lower new business.  The Allowance for credit losses as of September 30, 2009 was 1.62 percent of finance receivables (excluding Notes receivable from Caterpillar), net of unearned income, compared to 1.41 percent as of September 30, 2008.  The third quarter 2009 rate of 1.62 percent is higher than the most recent periods of economic weakness in 2001 and 2002, which were 1.42 percent and 1.47 percent, respectively.

Other expenses were $37 million for the first nine months of 2009 compared to $15 million for the same period in 2008.  The increase was primarily attributable to higher expenses related to repossessions and employee separation charges.

Other income (expense) for the first nine months of 2009 was an expense of $26 million, compared to income of $25 million from the same period in 2008.  The decrease is primarily due to a $71 million impact from net currency exchange gains and losses, partially offset by a $23 million favorable impact from mark-to-market adjustments on interest rate derivative contracts.  Other income (expense) items were as follows:

(Millions of dollars)	Nine Months Ended September 30,
	2009	2008
Net gain/(loss) on undesignated foreign exchange contracts (including forward points)	$(141)	$45
Currency exchange gain/(loss)	93	(22)
Net currency exchange gain/(loss)	(48)	23

Net gain/(loss) from interest rate derivatives	22	(1)
Partnership/dividend income (gain on sale of affiliates)	-	3
Total Other income (expense)	$(26)	$25

Provision for income taxes decreased $98 million, or 68 percent, compared with the first nine months of 2008.  The decrease was primarily attributable to lower pre-tax results and changes in the geographic mix of our pre-tax results.

UNAUDITED

PROFIT
As a result of the performance discussed above, we had profit of $216 million for the first nine months of 2009, down $156 million, or 42 percent, from the first nine months of 2008.

REVIEW OF CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

ASSETS
Total assets were $30.94 billion as of September 30, 2009, a decrease of $2.15 billion over December 31, 2008, principally due to a decrease of $2.84 billion in the net finance receivable portfolio.

During the nine months ended September 30, 2009, we financed new retail business of $5.194 billion, a decrease of $7.257 billion, or 58 percent, from the same period in 2008.  The decrease occurred across all operating segments.

TOTAL OFF-BALANCE SHEET MANAGED ASSETS
We manage and service receivables and leases that have been transferred through securitization or sale.  These transactions provide a source of liquidity and allow us to mitigate the concentration of credit risk with certain customers.  These receivables/leases are not available to pay our creditors.  Off-balance sheet managed assets were as follows:

(Millions of dollars)	September 30,	December 31,
	2009	2008
Securitized Retail Installment Sale Contracts and Finance Leases
Installment sale contracts securitized	$423	$877
Finance leases securitized	12	32
Less: retained interests (included in Other assets)	(99)	(52)
Off-balance sheet securitized retail receivables	$336	$857

Sales of Interests in Wholesale Receivables
Wholesale receivables	$-	$240

Other Managed Assets
Retail installment sale contracts	$224	$283
Retail finance leases	207	198
Operating leases	103	122
Retail notes receivable	22	30
Other managed receivables/leases	$556	$633

Total off-balance sheet managed assets	$892	$1,730

UNAUDITED

ALLOWANCE FOR CREDIT LOSSES
The following table shows activity related to the Allowance for credit losses:

(Millions of dollars)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Balance at beginning of the period	$378	$391	$395	$353
Provision for credit losses	63	34	144	112
Receivables written off	(72)	(28)	(184)	(76)
Recoveries on receivables previously written off	7	6	17	15
Adjustment due to securitization of receivables	-	-	-	(7)
Foreign currency translation adjustment	5	(13)	9	(7)
Balance at end of the period	$381	$390	$381	$390

Write-offs, net of recoveries, were $65 million for the third quarter of 2009, up from $55 million in the second quarter of 2009 and more significantly from $22 million for the third quarter of 2008.  The $43 million year-over-year increase was driven by adverse economic conditions primarily in North America and, to a lesser extent, in Europe.  Year-to-date annualized losses are 0.90 percent of year-to-date average retail portfolio compared to 0.32 percent in the same period last year.  The rate of write-offs is higher than the most recent periods of economic weakness in 2001 and 2002, which were 0.65 and 0.69 percent, respectively.

Our Allowance for credit losses totaled $381 million as of September 30, 2009 compared to $390 million as of September 30, 2008, which is 1.62 percent of finance receivables (excluding Notes receivable from Caterpillar) as of September 30, 2009, compared with 1.41 percent as of September 30, 2008.  The decrease of $9 million in Allowance for credit losses resulted from a $58 million decrease due to a reduction in the overall net finance receivable portfolio, partially offset by a $49 million increase in the allowance rate.

TOTAL PAST DUE FINANCE AND RENTS RECEIVABLES
Finance receivables (excluding Notes receivable from Caterpillar) plus rents receivable for operating leases (included in Other assets) that were past due over 30 days were 5.79 percent compared with 5.53 percent at the end of the second quarter.  At the end of the third quarter 2008 past dues were 3.64 percent.  During the third quarter 2009, there were increases in North America and Europe, with decreases in Latin America and Asia.

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

We have been able to access ample liquidity to cover all maturing debt obligations utilizing a broad and diverse global funding program.  Through the first nine months of 2009, we have issued $3.0 billion in U.S. medium-term notes, $690 million in U.S. retail notes, €650 million in euro medium-term notes and C$500 million in Canadian dollar medium-term notes.  These debt issuances, combined with year-to-date cash receipts, have allowed us to cover all 2009 debt maturities and generate a cash balance of $2.2 billion at the end of the third quarter of 2009.  As a result, our liquidity position remains strong.  Our 2010 debt maturities are approximately $4.9 billion, of which a portion will be funded by current cash balances and projected cash receipts.  We will remain selective and opportunistic in issuing new term debt over the remainder of 2009 and into 2010.

We have maintained good access to commercial paper (CP) markets throughout the third quarter of 2009.  While we operated with lower average CP balances in the third quarter of 2009 due to historically high cash balances, market access remained good in the U.S., Canada and Europe with attractive pricing levels.  Commercial paper in Japan experienced continued improvements in access and rate levels during the third quarter while broader CP market conditions in Australia remained less favorable.  As the global liquidity situation evolves, we will continue to monitor and adapt our funding approach accordingly.  We continue to maintain higher levels of cash, which has increased our net interest costs.

Uncertain economic conditions have continued the risk that one or more of the credit rating agencies may decrease their credit rating for us or our debt securities.  In the event that we or any of our debt securities, experience a credit rating downgrade it would likely result in an increase in our borrowing costs and make access to certain credit markets more difficult.

If global conditions deteriorate so significantly that access to debt markets becomes unavailable, we would rely on cash flow from our existing portfolio of approximately $1 billion per month, utilization of existing cash balances, access to our revolving credit facilities and other credit line facilities held by us and potential borrowings from Caterpillar.  In addition, Caterpillar maintains a support agreement with us which requires Caterpillar to remain the sole owner of us and may, under certain circumstances, require Caterpillar to make payments to us should we fail to maintain certain financial ratios.

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

UNAUDITED

Total borrowings outstanding as of September 30, 2009 were $25.68 billion, a decrease of $2.47 billion over December 31, 2008, reflecting declining portfolio balances.  Outstanding borrowings were as follows:

(Millions of dollars)	September 30, 2009	December 31, 2008
Medium-term notes, net of unamortized discount	$20,508	$19,647
Commercial paper, net of unamortized discount	2,510	5,717
Bank borrowings – long-term	1,183	755
Bank borrowings – short-term	840	817
Variable denomination floating rate demand notes	619	543
Notes payable to Caterpillar	16	435
Deposit obligation	-	232
Total outstanding borrowings	$25,676	$28,146

Medium-term notes
We regularly issue medium-term unsecured notes through securities dealers or underwriters in the U.S., Canada, Europe, Australia and Japan to both retail and institutional investors.  These notes are offered in several currencies and with a variety of maturities.  These notes are senior unsecured obligations of the Company.  Medium-term notes outstanding as of September 30, 2009, mature as follows:

(Millions of dollars)
2009	$352
2010	4,916
2011	2,483
2012	2,712
2013	2,344
Thereafter	7,701
Total	$20,508

Medium-term notes issued and matured for the nine months ended September 30, 2009 totaled $5.06 billion and $4.25 billion, respectively.

Commercial paper
We issue unsecured commercial paper in the U.S., Europe and other international capital markets.  These short-term promissory notes are issued on a discounted basis and are payable at maturity.

UNAUDITED

Revolving credit facilities
We have three global credit facilities with a syndicate of banks totaling $6.989 billion (Credit Facility 1) available in the aggregate to both Caterpillar and us to support our commercial paper programs in the event those programs become unavailable and for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility 1 available to us as of September 30, 2009 was $5.488 billion.

•	The five-year facility of $1.625 billion expires in September 2012.

•	The five-year facility of $2.975 billion expires in September 2011.

•	In September 2009, we renewed the 364-day facility. The amount was increased from $2.253 billion to $2.389 billion and expires in September 2010.

We also have a 364-day revolving credit facility (Credit Facility 2) with a syndicate of banks totaling $1.375 billion, which expires in March 2010 and is jointly available to both Caterpillar and us.  Based on management's allocation decision, which can be revised at any time, 100 percent was allocated to Caterpillar as of September 30, 2009.

During September 2009, certain of the covenants applicable to Caterpillar or us under Credit Facility 1 and Credit Facility 2 (the Credit Facilities), among other things, were revised.

At September 30, 2009, Caterpillar’s consolidated net worth was $13.50 billion which was above the $9.00 billion required under the Credit Facilities.  The consolidated net worth is defined as the consolidated stockholder’s equity including preferred stock but excluding the pension and other post-retirement benefits balance within Accumulated other comprehensive income.

At September 30, 2009, our interest coverage ratio was 1.25 to 1.  This is above the 1.15 to 1 minimum ratio of (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended.

In addition, at September 30, 2009, our leverage ratio was 7.18 to 1.  This is below the maximum ratio of debt to net worth of 10 to 1, calculated on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and at each December 31 required by the Credit Facilities.

In the event Caterpillar or we do not meet one or more of the respective financial covenants under the Credit Facilities in the future (and are unable to obtain a consent or waiver), the bank group may terminate the commitments allocated to the parties.  Additionally, in such event, certain of our other lenders under other loan agreements where such financial covenants are applicable, may, at their election, choose to pursue remedies under such loan agreements, including accelerating outstanding borrowings.  At September 30, 2009, there were no borrowings under the Credit Facilities.

Bank borrowings
Credit lines with banks as of September 30, 2009 totaled $3.56 billion.  These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements.  The remaining available credit commitments may be withdrawn any time at the lenders' discretion.  As of September 30, 2009, we had $2.02 billion outstanding against these credit lines compared to $1.57 billion as of December 31, 2008, and were in compliance with all debt covenants under these credit lines.

UNAUDITED

Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction.  We do not hold reserves to fund the payment of the demand notes.  The notes are offered on a continuous basis by prospectus only.

Notes receivable from/payable to Caterpillar
Under our variable amount lending agreements and other notes receivable with Caterpillar, we may borrow up to $2.33 billion from Caterpillar, and Caterpillar may borrow up to $2.33 billion from us.  The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice.  We had notes payable of $16 million and notes receivable of $1.1 billion outstanding as of September 30, 2009, compared to notes payable of $435 million and notes receivable of $81 million as of December 31, 2008.

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

OFF-BALANCE SHEET ARRANGEMENTS
We lease all of our facilities.  In addition, we have guarantees to third parties of $198 million as of September 30, 2009.

CASH FLOWS
Operating cash flow was $890 million for the first nine months of 2009, compared with $797 million for the same period in 2008.  Net cash provided by investing activities was $2.985 billion for the first nine months of 2009, compared to a use of cash of $3.408 billion for the same period in 2008.  This change is primarily the result of lower levels of new retail financing, partially offset by lower collections.  Net cash used for financing activities was $2.734 billion for the first nine months of 2009, compared to a source of cash of $3.446 billion for the nine months of 2008, primarily due to lower funding requirements.

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

Remediation of Previously Disclosed Material Weakness
Management previously concluded as of June 30, 2009, that we did not maintain effective controls over the preparation and review of our Consolidated Statements of Cash Flows.  This control deficiency resulted in the restatement of our interim consolidated financial statements for the six months ended June 30, 2009.  Additionally, this control deficiency could have resulted in a misstatement of operating and investing cash flows in the consolidated financial statements that would have resulted in a material misstatement in the annual or interim consolidated financial statements that would not have been prevented or detected.  Accordingly, management determined that this control deficiency constituted a material weakness in internal control over financial reporting as of June 30, 2009.

UNAUDITED

Management implemented enhanced procedural and review controls to remediate the material weakness noted above.  We tested the newly implemented controls and found them to be effective and have concluded as of September 30, 2009, this material weakness has been remediated.

 Changes in Internal Control Over Financial Reporting
Other than noted above, there have been no changes in our internal control over financial reporting during the three months ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.11
Amendment No. 5 to the 2006 Five-Year Credit Agreement among the Company, Caterpillar, Caterpillar Finance Corporation and Caterpillar International Finance Limited (f/k/a Caterpillar International Finance p.l.c.), the Banks, Japan Local Currency Banks and Local Currency Banks named therein, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Citibank International plc and Citibank, N.A. (incorporated by reference from Exhibit 99.5 to the Company’s Current Report on Form 8-K, filed September 23, 2009).

10.12
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

10.14
Amendment No. 1 to Japan Local Currency Addendum to the 2007 Five-Year Credit Agreement among the Company, Caterpillar Finance Corporation, the Japan Local Currency Banks named therein, Citibank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (incorporated by reference from Exhibit 99.6 to the Company’s Current Report on Form 8-K, filed January 26, 2009).

10.15
Amendment No. 1 to the 2007 Five-Year Credit Agreement among the Company, Caterpillar and Caterpillar Finance Corporation, the Banks and Japan Local Currency Banks named therein, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Citibank, N.A. (incorporated by reference from Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed September 23, 2008).

10.16
Amendment No. 2 to the 2007 Five-Year Credit Agreement among the Company, Caterpillar and Caterpillar Finance Corporation, the Banks and Japan Local Currency Banks named therein, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Citibank, N.A. (incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed January 26, 2009).

10.17
Amendment No. 3 to the 2007 Five-Year Credit Agreement among the Company, Caterpillar and Caterpillar Finance Corporation, the Banks and Japan Local Currency Banks named therein, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Citibank, N.A. (incorporated by reference from Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed September 23, 2009).

UNAUDITED

10.18
364-Day Credit Agreement dated September 17, 2009 (2009 364-Day Credit Agreement) among the Company, Caterpillar, Caterpillar Finance Corporation, the Banks named therein, Citibank, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd., The Royal Bank of Scotland PLC, Bank of America, N.A., Barclays Capital, The Investment Banking Division of Barclays Bank PLC, J.P. Morgan Securities, Inc., Société Générale and Citigroup Global Markets Inc. (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed September 23, 2009).

10.19
Japan Local Currency Addendum to the 2009 364-Day Credit Agreement among the Company, Caterpillar Finance Corporation, the Japan Local Currency Banks named therein, Citibank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed September 23, 2009).

10.20
364-Day Credit Agreement dated March 31, 2009 (2009 364-Day Credit Agreement) among the Company, Caterpillar, the Banks named therein and Citibank, N.A. (as Administrative Agent) (incorporated by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K, filed on April 6, 2009).

10.21
Amendment No. 1 to the 2009 364-Day Credit Agreement among the Company, Caterpillar, the Banks named therein and Citibank, N.A. (as Administrative Agent) (incorporated by reference from Exhibit 99.3 to the Company's Current Report on Form 8-K, filed on September 23, 2009).

10.22
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

Caterpillar Financial Services Corporation
(Registrant)
Date: October 30, 2009	By: /s/ Steven R. Elsesser
Steven R. Elsesser, Controller

Date: October 30, 2009	By: /s/ Kent M. Adams
Kent M. Adams, President, Director and Chief Executive Officer