Form 10-K
CATERPILLAR FINANCIAL SERVICES CORP
filed 2010-02-19
CIK 764764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2009

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________.
Commission File No. 0-13295
CATERPILLAR FINANCIAL SERVICES CORPORATION (Exact name of Registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	37-1105865 (IRS Employer I.D. No.)
2120 West End Ave., Nashville, Tennessee (Address of principal executive offices)	37203-0001 (Zip Code)
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
Yes [    ]   No [ ✓ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [✓]   No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [   ]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
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
Yes [    ]   No [ ✓ ]

As of February 19, 2010, one share of common stock of the registrant was outstanding, which is owned by Caterpillar Inc.

PART I

Item 1.	Business.

General

Caterpillar Financial Services Corporation was organized in 1981 in the State of Delaware (together with its subsidiaries, "Cat Financial," "the Company," "we" or "our").  We are a wholly-owned finance subsidiary of Caterpillar Inc. (together with its other subsidiaries, "Caterpillar" or "Cat") and our corporate headquarters is located in Nashville, Tennessee.

Nature of Operations

Our primary business is to provide retail financing and wholesale alternatives for Caterpillar products to customers around the world.  Such retail financing is primarily comprised of financing of Caterpillar equipment, machinery and engines.  In addition, we also provide financing for vehicles, power generation facilities and marine vessels that, in most cases, incorporate Caterpillar products.  We also provide wholesale financing to Caterpillar dealers and purchase short-term dealer receivables from Caterpillar and its subsidiaries.  The various financing plans offered by Cat Financial are designed to increase the opportunity for sales of Caterpillar products and generate financing income for Cat Financial.  A significant portion of our activities is conducted in North America.  However, we have additional offices and subsidiaries in Asia-Pacific, Europe and Latin America.  We have more than 25 years of experience in providing financing for Caterpillar products, contributing to our knowledge of asset values, industry trends, product structuring and customer needs.

The Company’s retail leases and installment sale contracts (totaling 60 percent*) include:

•
Tax leases that are classified as either operating or finance leases for financial accounting purposes, depending on the characteristics of the lease.  For tax purposes, we are considered the owner of the equipment (18 percent*).

•
Finance (non-tax) leases, where the lessee for tax purposes is considered to be the owner of the equipment during the term of the lease, that either require or allow the customer to purchase the equipment for a fixed price at the end of the term (22 percent*).

•	Installment sale contracts, which are equipment loans that enable customers to purchase equipment with a down payment or trade-in and structure payments over time (19 percent*).

•	Governmental lease-purchase plans in the U.S. that offer low interest rates and flexible terms to qualified non-federal government agencies (1 percent*).

The Company’s wholesale notes receivable, finance leases and installment sale contracts (totaling 8 percent*) include:

•	Inventory/rental programs, which provide assistance to dealers by financing their new Caterpillar inventory and rental fleets (4 percent*).

•	Short-term dealer receivables we purchase from Caterpillar at a discount (4 percent*).

The Company’s retail notes receivable (32 percent*) include:

•	Loans that allow customers and dealers to use their Caterpillar equipment or other assets as collateral to obtain financing.

*Indicates the percentage of total portfolio as of December 31, 2009.  We define total portfolio as total finance receivables excluding the Notes Receivable from Caterpillar (net of unearned income and allowance for credit losses) plus equipment on operating leases, less accumulated depreciation.  For more information on the above and our concentration of credit risk, please refer to Note 6 of Notes to Consolidated Financial Statements.

Competitive Environment

The retail financing business is highly competitive, with financing for users of Caterpillar equipment available through a variety of sources, principally commercial banks and finance and leasing companies.  Our competitors include Wells Fargo Equipment Finance Inc., General Electric Capital Corporation and various banks and finance companies.  In addition, many of the manufacturers that compete with Caterpillar own financial subsidiaries such as Volvo Financial Services, Komatsu Financial L.P. and John Deere Credit Corporation that utilize below-market interest rate programs (subsidized by the manufacturer) to assist machine sales.  We work with Caterpillar to provide a broad array of financial merchandising programs around the world to meet these competitive offers.

We continue in our efforts to respond quickly to customers and improve internal processing efficiencies.  We believe our web-based Cat FinancExpressSM transaction processing and information tool, currently available in the United States, Australia, Canada and France, provides us a competitive advantage in those areas.  Cat FinancExpressSM is a web-based tool that provides finance quotes, credit decisions and the ability to print the appropriate financial documents for end-user signature, all within a reasonably short time frame.

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

In certain instances, our operations are subject to supervision and regulation by state, federal and various foreign government authorities and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things, (i) regulate credit granting activities and the administration of loans, (ii) establish maximum interest rates, finance charges and other charges, (iii) require disclosures to customers and investors, (iv) govern secured transactions, (v) set collection, foreclosure, repossession and other trade practices and (vi) regulate the use and reporting of information related to a borrower's credit experience.  Our ability to comply with these governmental and legal requirements and restrictions affects our operations.

We also have agreements with Caterpillar that are significant to our operation.  These agreements provide us with certain types of operational and administrative support from Caterpillar such as the administration of employee benefit plans, financial support, funding support and various forms of corporate services that are integral to the conduct of our business.  For more information on these agreements, please refer to Note 14 of Notes to Consolidated Financial Statements.

 Employment

As of December 31, 2009, there were 1,534 full-time employees, a decrease of 11 percent from December 31, 2008.

Available Information

The Company files electronically with the Securities and Exchange Commission (SEC) required reports on Form 8-K, Form 10-Q and Form 10-K.  The public may read and copy any materials the Company has filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.  Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished with the SEC are available free of charge through our Internet site (www.catfinancial.com) as soon as reasonably practicable after filing with the SEC.  Copies may also be obtained free of charge by writing to:  Legal Dept., Caterpillar Financial Services Corporation, 2120 West End Ave., Nashville, Tennessee 37203-0001.  In addition, the public may obtain more detailed information about our parent company, Caterpillar Inc. (together with its subsidiaries, "Caterpillar" or "Cat") by visiting its Internet site (www.cat.com).  None of the information contained at any time on our Internet site or that of Caterpillar’s or the SEC’s Internet sites is incorporated by reference into this document.

Item 1A.	Risk Factors.

The following discussion of risk factors may contain "forward looking statements" that are subject to the caption "CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS" in Item 7 of this report.  The following information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes included in this report.  The risks described below are not the only risks we face.  Additional risks that are currently unknown to us or that we currently consider to be immaterial may also impair our business or adversely affect our financial condition or results of operations.  If any of the following risks actually occurs, our business, financial condition or results of operation could be adversely affected.

Demand for Caterpillar’s Products

Our business is largely dependent upon the demand for Caterpillar’s products and customers’ willingness to enter into financing or leasing agreements, which continues to be negatively affected by challenging global economic conditions.  As a result, a significant and prolonged decrease in demand could have a material adverse effect on our business, financial condition, results of operations and cash flows.  Our primary business is to provide retail and wholesale financing alternatives for Caterpillar products to customers and Caterpillar dealers.  The demand for Caterpillar’s products and our products and services is influenced by a number of factors, including:

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

Any significant changes to these factors could impact our results.

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

In addition, although we evaluate and adjust our allowance for credit losses related to past due and non-performing receivables on a regular basis, adverse economic conditions or other factors that might cause deterioration of the financial health of our customers could change the timing and level of payments received and thus necessitate an increase in our estimated losses, which could also have a material adverse effect on our earnings and cash flows.  As further described under "Management’s Discussion and Analysis of Financial Condition and Results of Operation", we experienced an increase in past dues over 30 days as of December 31, 2009 and an increase in write-offs in 2009, compared to December 31, 2008, due to global economic conditions during 2009.

Interest Rates, Foreign Currency Exchange Rates and Market Liquidity Conditions

Changes in interest rates, foreign currency exchange rates and market liquidity conditions could have a materially adverse effect on our earnings and cash flows.  Because a significant number of our loans are made at fixed interest rates, our business is subject to fluctuations in interest rates.  Changes in market interest rates may influence our financing costs, returns on financial investments and the valuation of derivative contracts and could reduce our earnings and/or cash flow.  In addition, since we make a significant amount of loans in currencies other than the U.S. dollar, fluctuations in foreign currency exchange rates could also reduce our earnings and cash flow.  We also rely on a number of diversified global debt capital markets and funding programs to provide liquidity for our global operations, including commercial paper, medium term notes, retail notes, variable denomination floating rate demand notes, asset-backed securitizations and bank loans.  Significant changes in market liquidity conditions could impact our access to funding and the associated funding cost and reduce our earnings and cash flow.

Although we manage interest rate, foreign currency exchange rate and market liquidity risks with a variety of techniques, including a match funding program, the selective use of derivatives and a broadly diversified funding program, there can be no assurance that fluctuations in interest rates, currency exchange rates and market liquidity conditions will not have a material adverse effect on our earnings and cash flow.  If any of the variety of instruments and strategies we use to hedge our exposure to these various types of risk are ineffective, we may incur losses.

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

Changes in Our Competitive Environment

The retail financing business is highly competitive, with financing for users of Caterpillar equipment available through a variety of sources, principally commercial banks and finance and leasing companies.  Increasing competition may adversely affect our business if we are unable to match the products and services of our competitors.  Also, as noted above, any changes to the marketing programs sponsored by Caterpillar and/or Caterpillar dealers, which allow us to offer financing to customers at interest rates that are below-market rates, could have a materially adverse effect on our business.

Market Volatility and Difficult Market Conditions

Should global economic conditions deteriorate or access to debt markets be reduced, we could experience reduced levels of liquidity and increased credit spreads in the markets we serve.  We have maintained access to key global medium-term note and commercial paper markets, but there can be no assurance that such markets will continue to represent a reliable source of financing.  If global economic conditions were to deteriorate, we could face materially higher financing costs, become unable to access adequate funding to operate and grow our business and/or meet our debt service obligations as they mature, and we could be required to draw upon contractually committed lending agreements primarily provided by global banks and/or by seeking other funding sources.  However, under extreme market conditions, there can be no assurance that such agreements and other funding sources would be available or sufficient.  Any of these events could negatively impact our business, results of operations and financial condition.  The extent of any impact on our ability to meet funding or liquidity needs will depend on several factors, including our operating cash flows, the duration of any market disruptions, the effects of governmental intervention in the financial markets including the effects of any programs or legislation designed to increase or restrict liquidity for certain areas of the market, general credit conditions, the volatility of equity and debt markets, our credit ratings and credit capacity and the cost of financing and other general economic and business conditions.  Market disruption and volatility may also lead to a number of other risks in connection with these events, including but not limited to:

•
Market developments that may affect customer confidence levels and may cause declines in credit applications and adverse changes in payment patterns, causing increases in delinquencies and default rates, which could impact our write-offs and provision for credit losses.

•
The process we use to estimate losses inherent in our credit exposure requires a high degree of management’s judgment regarding numerous subjective, qualitative factors, including forecasts of economic conditions and how economic predictors might impair the ability of our borrowers to repay their loans.  Ongoing financial market disruption and volatility may impact the accuracy of these judgments.

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

Covenants in Our Debt Instruments May Adversely Affect Us

Cat Financial and our subsidiaries have agreements under which we borrow or have the ability to borrow funds for use in our respective businesses and are utilized primarily to support our commercial paper program and other general corporate purposes.  Certain of these agreements include covenants relating to our financial performance.  The two most significant financial covenants included in these agreements are: (1) a leverage ratio covenant that requires us to maintain a ratio of consolidated debt to consolidated net worth of not greater than 10.0 to 1; and (2) an interest coverage ratio that requires us to maintain a ratio of (i) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (ii) interest expense of not less than 1.15 to 1, in each case, calculated at the end of each calendar quarter for the rolling four-quarter period then most recently ended for us and our subsidiaries on a consolidated basis in accordance with generally accepted accounting principles.  In addition to the foregoing financial covenants, there is a requirement in a number of these agreements that prohibits us from terminating, amending or modifying our support agreement with Caterpillar.  The trust indentures supporting some of our debt programs also contain covenants that further impact the operation of our business such as a negative pledge clause that places limits on our ability to incur secured indebtedness, as well as covenants that limit our ability to consolidate, merge and sell assets.  Similarly, we are also bound by covenants in various agreements that involve Caterpillar and its obligation to maintain a consolidated net worth of not less than $9 billion at all times during each fiscal year.

While we do not believe any of these credit covenants to which we are subject presently materially restrict our operations, our ability to meet any one particular financial covenant may be affected by events that could be beyond our control and could result in material adverse consequences that negatively impact our business, results of operations and financial condition.  These consequences could include defaults under our credit agreements, indentures or other treasury programs, the acceleration of repayment of amounts outstanding under certain of our credit agreements, the triggering of an obligation to redeem certain debt securities, the termination of existing unused credit commitments by our lenders, the refusal by our lenders to extend further credit under one or more of our current credit agreements or future credit agreements, or the lowering or modification of our credit ratings, including those of any of our subsidiaries.  We cannot provide assurance that we will continue to comply with each credit covenant, particularly if we were to encounter challenging and volatile market conditions.

Failure to Maintain Credit Ratings

Caterpillar's and Cat Financial's costs of borrowing and ability to access the capital markets are affected not only by market conditions but also by the short-term and long-term debt ratings assigned to our debt by the major credit rating agencies.  These ratings are based, in significant part, on Caterpillar's and Cat Financial's performance as measured by credit metrics such as interest coverage and leverage ratios, as well as transparency with rating agencies and timeliness of financial reporting.  On January 26, 2009, Moody's Investment Services changed its outlook for the long-term ratings of Caterpillar and Cat Financial to negative from stable.  Moody's did not alter the 'A-2' long-term ratings or the 'Prime-1' short-term ratings of Caterpillar and Cat Financial.  On April 21, 2009, Standard & Poor's Rating Services revised its outlook for Caterpillar and Cat Financial to negative from stable, while affirming the 'A' long-term corporate credit rating and 'A-1' short-term ratings on Caterpillar and its related entities.  On April 22, 2009, Fitch Ratings, which had previously rated Caterpillar and Cat Financial slightly higher than Moody's and S&P, downgraded Caterpillar and Cat Financial to 'A' from 'A+' and assigned a stable rating outlook.  On May 6, 2009, DBRS, which had similarly rated Caterpillar and Cat Financial a notch higher than Moody's and S&P, downgraded Caterpillar and Cat Financial to 'A' from 'A (high)' and stated the trend for the rating was stable.

Although Caterpillar and Cat Financial have committed credit facilities to provide liquidity, any downgrades of our credit ratings could increase our cost of borrowing and could have a further adverse effect on our access to the capital markets, including restricting, in whole or in part, our access to the commercial paper market.  There can be no assurance that the commercial paper market will continue to be a reliable source of short-term financing for Caterpillar and Cat Financial.  An inability to access the capital markets could have a material adverse effect on our business, results of operations and financial condition.

Item 1B.	Unresolved Staff Comments.

    None.

Item 2.	Properties.

Our corporate headquarters are located in Nashville, Tennessee.  We maintain forty-four offices in total, of which ten are located in North America (nine in the U.S. and one in Canada), twenty are located in Europe, one is located in the Middle East, nine are located in Asia-Pacific and four are located in Latin America (see Note 16 of Notes to Consolidated Financial Statements for more information regarding our segments and geographic areas).  All of our offices are leased.

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
Issuer Purchases of Equity Securities.

Our stock is not publicly traded.  Caterpillar Inc. is the owner of our one outstanding share.  A cash dividend was neither declared nor paid in 2008 or 2009.  A cash dividend of $250 million was paid to Caterpillar in 2007.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW:  2009 VS. 2008

We reported revenues of $2.714 billion for 2009, a decrease of $344 million, or 11 percent, compared with 2008.  Profit after tax was $259 million, a $126 million, or 33 percent, decrease from 2008.

•
The decrease in revenues was principally due to a $127 million impact from a reduction in earning assets (finance receivables and operating leases at constant interest rates), a $93 million impact from lower interest rates on new and existing finance receivables and a $77 million unfavorable impact from returned or repossessed equipment.

•
Profit before income taxes was down $198 million for the year, or 38 percent, compared with 2008.  The decrease was principally due to a $77 million unfavorable impact from returned or repossessed equipment, a $60 million unfavorable impact from net currency exchange gains and losses, a $51 million impact from decreased net yield on average earning assets, a $47 million impact from lower average earning assets, a $33 million increase in the provision for credit losses, the absence of a $12 million gain related to the sale of receivables in 2008 and a $10 million impact from employee separation charges.  These decreases in pre-tax profit were partially offset by a $71 million favorable impact from mark-to-market adjustments on interest rate derivative contracts and a $60 million decrease in general, operating and administrative expense.

•
Provision for income taxes for the year decreased $75 million, or 63 percent, compared with 2008.  The decrease was primarily attributable to lower pre-tax results and changes in the geographic mix of our pre-tax results.

•	New retail financing for the year was $7.62 billion, a decrease of $8.3 billion, or 52 percent, from 2008. The decrease occurred across all Cat Financial operating segments.

•
At December 31, 2009, past dues were 5.54 percent, which decreased from 5.79 percent at the end of the third quarter 2009.  At December 31, 2008, past dues were 3.88 percent.  During 2009, past dues increased across all Cat Financial operating segments.  Write-offs, net of recoveries, were $253 million for the year ended December 31, 2009, compared to $121 million for the year ended December 31, 2008.  The $132 million year-over-year increase was driven by adverse economic conditions primarily in North America and, to a lesser extent, in Europe.  Full-year write-offs, net of recoveries, were 1.03 percent of the year-to-date average retail portfolio compared to 0.48 percent in the same period last year.  The rate of write-offs in 2009 is higher than the most recent period of economic weakness in 2001 and 2002, which was 0.65 and 0.69 percent, respectively.

•
Our allowance for credit losses totaled $377 million as of December 31, 2009, compared to $395 million as of December 31, 2008, which is 1.64 percent of net finance receivables as of December 31, 2009, compared with 1.44 percent as of December 31, 2008.  The decrease of $18 million in allowance for credit losses resulted from a $64 million decrease due to a reduction in the overall net finance receivable portfolio, partially offset by a $46 million increase related to the allowance rate.

2009 VS. 2008

REVENUES
Retail and wholesale revenue for 2009 was $1.789 billion, a decrease of $211 million from 2008.  The decrease was due to a $116 million impact from lower interest rates on new and existing retail and wholesale receivables and a $95 million impact from lower earning assets (finance receivables at constant interest rates).  The annualized average yield was 6.94 percent for 2009 compared to 7.40 percent for 2008.

Operating lease revenue for 2009 was $915 million, or $16 million lower than 2008 primarily due to the impact of lower interest rates on operating leases.

Other revenue, net, for 2009 was $10 million, a decrease of $117 million from 2008.  The decrease was principally due to a $77 million impact from returned or repossessed equipment and the absence of a $12 million gain related to the securitization (included in Gain on sales of receivables below) in 2008.  Other revenue, net, items for the years ended December 31, included:

(Millions of dollars)	2009	2008
Finance receivable and operating lease fees (including late charges)	$74	$68
Miscellaneous other revenue, net	18	28
Gain on sales of receivables	12	30
Service fee income on sold receivables	8	13
Net loss related to retained interests in securitized retail receivables	(33)	(20)
Net gain/(loss) on returned or repossessed equipment	(69)	8
Total Other revenues, net	$10	$127

EXPENSES
Interest expense for 2009 was $1.048 billion, a decrease of $111 million from 2008.  This decrease was primarily due to a decrease of 49 basis points in the average cost of borrowing to 3.98 percent for 2009, down from 4.47 percent for 2008, partially offset by the impact of a 2 percent increase in average borrowings.

Depreciation expense on equipment leased to others was $713 million, down $11 million over 2008 due to a decrease in the operating lease portfolio.

General, operating and administrative expenses were $331 million during 2009, compared to $391 million in 2008.  The decrease resulted primarily from reductions in labor costs and other operating expenses as a result of our cost reduction actions.  There were 1,534 full-time employees as of December 31, 2009, compared to 1,714 as of December 31, 2008.

The Provision for credit losses was $225 million for 2009, up $33 million from 2008.  The Provision for credit losses was higher due to a $164 million impact from increased stress in the portfolio, partially offset by a $131 million decrease related to lower new business.  The Allowance for credit losses as of December 31, 2009 was 1.64 percent of finance receivables (excluding Notes receivable from Caterpillar), net of unearned income, compared to 1.44 percent as of December 31, 2008.  The 2009 rate of 1.64 percent is higher than the most recent periods of economic weakness in 2001 and 2002, which were 1.42 percent and 1.47 percent, respectively.

Other expenses were $49 million for 2009 compared to $28 million in 2008.  The increase was primarily attributable to employee separation charges and higher expenses related to repossessions.

Other income (expense) for 2009 was an expense of $28 million, compared to an expense of $46 million from 2008.  The improvement was principally due to a $71 million favorable impact from mark-to-market adjustments on interest rate derivative contracts, partially offset by a $50 million unfavorable impact from net currency exchange losses.  Other income (expense) items were as follows:

(Millions of dollars)	2009	2008
Net gain/(loss) on undesignated foreign exchange contracts (including forward points)	$(134)	$33
Currency exchange gain/(loss)	79	(38)
Net currency exchange loss	(55)	(5)

Net gain/(loss) from interest rate derivatives	27	(44)
Partnership/dividend income	-	3
Total Other income (expense)	$(28)	$(46)

Provision for income taxes was $45 million, a decrease of $75 million, compared with $120 million in 2008.  The decrease was primarily attributable to lower pre-tax results and changes in the geographic mix of our pre-tax results.

PROFIT
As a result of the performance discussed above, we had profit of $259 million for 2009, down $126 million, or 33 percent, from 2008.

ASSETS
Total assets were $30.648 billion as of December 31, 2009, a decrease of $2.434 billion, or 7.4 percent, over December 31, 2008, principally due to a decrease in the finance receivables portfolio, partially offset by an increase in cash to provide a cash position appropriate for current market conditions.

During 2009, new retail financing for the year was $7.62 billion, a decrease of $8.3 billion, or 52 percent, from 2008.  The decrease occurred across all Cat Financial operating segments.

Total Off-Balance Sheet Managed Assets
We manage and service receivables and leases that have been transferred through securitization or sale.  These transactions provide a source of liquidity and allow us to mitigate the concentration of credit risk with certain customers.  These receivables/leases are not available to pay our creditors.

Off-balance sheet managed assets as of December 31, were as follows:

(Millions of dollars)	2009	2008

Securitized Retail Installment Sale Contracts and Finance Leases
Installment sale contracts securitized	$336	$877
Finance leases securitized	10	32
Less: Retained interests (included in Other assets)	(102)	(52)
Off-balance sheet securitized retail receivables	$244	$857

Sales of Interests in Wholesale Receivables
Wholesale receivables	$-	$240

Other Managed Assets
Retail finance leases	$190	$198
Retail installment sale contracts	178	283
Operating leases	90	122
Retail notes receivable	19	30
Other managed receivables/leases	$477	$633

Total off-balance sheet managed assets	$721	$1,730

TOTAL PAST DUE FINANCE AND RENTS RECEIVABLE
Finance receivables (excluding Notes receivable from Caterpillar) plus rents receivable for operating leases (included in Other assets) that were past due were 5.54 percent, which decreased from 5.79 percent at the end of the third quarter 2009.  At December 31, 2008, past dues were 3.88 percent.  During 2009, past dues increased across all of our operating segments.  We expect there will be continued pressure on past dues during the first half of 2010, with gradual improvement as the global economy improves in the second half of the year. In 2009, we continued our prudent portfolio management practices which include conservative underwriting, heightened collection activities and contract modifications where appropriate.  Such contract modifications may involve us receiving credit enhancements and are done to help maximize our results as well as help customers manage through difficult economic times.

FOURTH QUARTER 2009 VS. FOURTH QUARTER 2008

CONSOLIDATED STATEMENTS OF PROFIT
(Unaudited)
(Dollars in Millions)

	Three Months Ended
	December 31,
	2009	2008
Revenues:
Retail finance	$353	$412
Operating lease	238	227
Wholesale finance	71	77
Other, net1	(5)	18
Total revenues	657	734

Expenses:
Interest	239	304
Depreciation on equipment leased to others	186	177
General, operating and administrative	90	97
Provision for credit losses	81	80
Other	12	13
Total expenses	608	671

Other income (expense)	(2)	(71)

Profit before income taxes	47	(8)

Provision for income taxes	-	(23)

Profit of consolidated companies	47	15

Less: Profit attributable to noncontrolling interests	4	2

Profit2	$43	$13

1Includes impairment losses on retained interests:
Total other-than-temporary impairment losses	$-	$14
Portion of losses recognized in Accumulated other comprehensive income/(loss) before taxes	1	-
Net impairment losses recognized in earnings	$1	$14

2Profit attributable to Caterpillar Financial Services Corporation.

REVENUES
    Retail and wholesale revenue for the fourth quarter of 2009 was $424 million, a decrease of $65 million from the same period in 2008.  The decrease was due to a $44 million impact from lower earning assets (finance receivables at constant interest rates) and a $21 million impact from lower interest rates on new and existing retail and wholesale receivables.  Yield was positively impacted by an increase in earned discounts on certain North America purchased wholesale receivables.  The annualized average yield was 6.89 percent for the fourth quarter of 2009, compared to 7.19 percent for the fourth quarter of 2008.

Operating lease revenue for the fourth quarter of 2009 was $238 million, or $11 million higher than the fourth quarter of 2008 due to a $9 million impact from higher earning assets (operating leases at constant interest rates) and a $2 million impact from higher interest rates on operating leases.

Other revenue, net, for the fourth quarter of 2009 was a $5 million net loss, compared to a fourth quarter 2008 net revenue of $18 million.  This $23 million decrease was principally due to an unfavorable impact from returned or repossessed equipment.  Other revenue, net, items for the quarters ended December 31, included:

(Millions of dollars)	Three Months Ended
	December 31,
	2009	2008
Finance receivable and operating lease fees (including late charges)	$22	$16
Service fee income on sold receivables	2	3
Miscellaneous other revenue, net	1	11
Gain on sales of receivables	-	9
Partnership/dividend income	-	(1)
Net loss related to retained interests in securitized retail receivables	-	(13)
Net loss on returned or repossessed equipment	(30)	(7)
Total Other revenues, net	$(5)	$18

EXPENSES
Interest expense for the fourth quarter of 2009 was $239 million, a decrease of $65 million from the same period in 2008.  This decrease was primarily due to a decrease of 77 basis points in the average cost of borrowing to 3.79 percent for the fourth quarter of 2009, down from 4.56 percent for the fourth quarter of 2008, and the impact of a 6 percent decrease in average borrowings.

Depreciation expense on equipment leased to others was $186 million, up $9 million over the fourth quarter of 2008 due to an increase in the average fourth quarter operating lease portfolio.

General, operating and administrative expenses were $90 million for the fourth quarter of 2009, compared to $97 million for the same period in 2008.  The decrease resulted primarily from our cost reduction actions.  There were 1,534 full-time employees as of December 31, 2009, compared to 1,714 as of December 31, 2008.

The Provision for credit losses was $81 million for the fourth quarter of 2009, up $1 million from the fourth quarter of 2008.  The Provision for credit losses was higher due to a $21 million impact from increased stress in the portfolio, partially offset by a $20 million decrease related to lower new business.  The Allowance for credit losses as of December 31, 2009 was 1.64 percent of finance receivables (excluding Notes receivable from Caterpillar), net of unearned income, compared to 1.44 percent as of December 31, 2008.  The 2009 rate of 1.64 percent is higher than the most recent periods of economic weakness in 2001 and 2002, which were 1.42 percent and 1.47 percent, respectively.

Other expenses were $12 million for the fourth quarter of 2009, compared to $13 million for the same period in 2008.

Other income (expense) for the fourth quarter of 2009 was an expense of $2 million, compared to an expense of $71 million from the same period in 2008.  The improvement is principally due to the absence of an unfavorable $63 million impact related to mark-to-market adjustments on interest rate derivative contracts and net currency exchange gains and losses (excluding forward points) in the fourth quarter of 2008.  Other income (expense) items were as follows:

(Millions of dollars)	Three Months Ended
	December 31,
	2009	2008
Currency exchange loss	$(14)	$(16)
Net gain/(loss) on undesignated foreign exchange contracts (including forward points)	7	(12)
Net currency exchange loss	(7)	(28)

Net gain/(loss) from interest rate derivatives	5	(43)
Total Other income (expense)	$(2)	$(71)

Provision for income taxes increased $23 million, compared with the fourth quarter of 2008.  The increase was primarily attributable to improved pre-tax results and the absence, in the fourth quarter of 2009, of non-recurring U.S. income tax benefits related to certain of our non-U.S. entities.

PROFIT
As a result of the performance discussed above, we had profit of $43 million for the fourth quarter of 2009, up $30 million, from the fourth quarter of 2008.

2008 COMPARED WITH 2007

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

Other revenue, net, for 2008 was $127 million, compared to $153 million in 2007, which resulted in a decrease of $26 million from 2007.  The decrease was primarily due to a $27 million write-down on retained interests related to the securitized asset portfolio due to worse than expected losses.  Other revenue, net, items included:

(Millions of dollars)	2008	2007
Finance receivable and operating lease fees (including late charges)	$68	$64
Gain on sales of receivables	30	19
Miscellaneous other revenue, net	28	18
Service fee income on sold receivables	13	13
Net gain on returned or repossessed equipment	8	22
Partnership/dividend income	-	7
Net gain/(loss) related to retained interests in securitized retail receivables	(20)	10
Total Other revenues, net	$127	$153

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

Other income (expense) for 2008 was an expense of $46 million, compared to income of $22 million from 2007, principally due to a $50 million impact from mark-to-market adjustments on interest rate swaps as a result of fourth quarter  interest rate volatility and a $21 million impact from net currency exchange gains and losses.  Other income (expense) items were as follows:

(Millions of dollars)	2008	2007
Currency exchange gain/(loss)	$(38)	$105
Net gain/(loss) on undesignated foreign exchange contracts (including forward points)	33	(89)
Net currency exchange gain/(loss)	(5)	16

Partnership/dividend income	3	-
Net gain/(loss) from interest rate derivatives	(44)	6
Total Other income (expense)	$(46)	$22

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

Off-balance sheet managed assets as of December 31, were as follows:

(Millions of dollars)	2008	2007
Securitized Retail Installment Sale Contracts and Finance Leases
Installment sale contracts securitized	$877	$1,105
Finance leases securitized	32	54
Less: Retained interests (included in Other assets)	(52)	(49)
Off-balance sheet securitized retail receivables	857	1,110

Sales of Interests in Wholesale Receivables
Wholesale receivables	$240	$240

Other Managed Assets
Retail installment sale contracts	$283	$122
Retail finance leases	198	155
Operating leases	122	128
Retail notes receivable	30	36
Other managed receivables/leases	633	441

Total off-balance sheet managed assets	$1,730	$1,791

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

Residual Values for Leased Assets
Lease residual values, which are based upon the estimated wholesale market value of leased equipment at the time of the expiration of the lease, are based on a careful analysis of historical wholesale market sales prices, projected forward on a level trend line without consideration for inflation or possible future pricing action.  At the inception of the lease, residual values are derived from consideration of the following critical factors: market size and demand, any known significant market/product trends, total expected hours of usage, machine configuration, application, location, model changes, quantities and past re-marketing experience, third-party residual guarantees and contractual customer purchase options.  Many of these factors are gathered in an application survey that is completed prior to quotation.  The lease agreement also clearly defines applicable return conditions and remedies for non-compliance, to ensure that the leased equipment will be in good operating condition upon return.  Model changes and updates, as well as market strength and product acceptance, are monitored and adjustments are made to residual values in accordance with the significance of any such changes.  Remarketing sales staff works closely with customers and dealers to manage the sale of lease returns and the recovery of residual exposure.

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

While management believes it has exercised prudent judgment and applied reasonable assumptions, there can be no assurance that in the future, changes in economic conditions or other factors would not cause changes in the financial health of our customers.  If the financial health of our customer deteriorates, the timing and level of payments received could be impacted and, therefore, could result in a change to our estimated losses.

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

We have been able to access ample liquidity to cover all maturing debt obligations utilizing a broad and diverse global funding program.  Our global funding strategy helps reduce foreign currency exchange risk by matching locally denominated funding with portfolio receivables.  For the full-year 2009, we issued $3.4 billion in U.S. medium-term notes, $690 million in U.S. retail notes, €650 million in euro medium-term notes, C$500 million in Canadian dollar medium-term notes, ¥14.4 billion in Japanese yen medium-term notes, A$250 million in Australian dollar medium-term notes and ARS 61.8 million in Argentine peso medium-term notes.  Year-end 2009 commercial paper outstanding totaled $2.2 billion.  Proceeds from our 2009 debt issuance, combined with year-to-date cash receipts, covered all 2009 debt maturities and generated a cash balance of $2.5 billion at the end of the fourth quarter of 2009.  Our resulting liquidity position remains strong.  Our 2010 long-term debt maturities are $5.4 billion, of which a portion will be funded by current cash balances and projected cash receipts.  We will remain selective and opportunistic in issuing new term debt in 2010.

Uncertain economic conditions present the risk that one or more of the credit rating agencies may decrease their credit rating for us or our debt securities.  In the event that we, or any of our debt securities, experience a credit rating downgrade it would likely result in an increase in our borrowing costs and make access to certain credit markets more difficult.

In the event global economic conditions deteriorate or access to debt markets becomes unavailable, our operations would rely on cash flow from our existing portfolio, utilization of existing cash balances, access to our Credit Facilities and other credit line facilities held by us and potential borrowings from Caterpillar.  In addition, Caterpillar maintains a support agreement with us, which requires Caterpillar to remain our sole owner and may, under certain circumstances, require Caterpillar to make payments to us should we fail to maintain certain financial ratios.

BORROWINGS
Borrowings consist primarily of short-term and medium-term notes, commercial paper, variable denomination floating rate demand notes and bank borrowings, the combination of which is used to manage interest rate risk and funding requirements.  We also utilize additional funding sources including securitizations of retail installment contracts and finance leases, and wholesale receivable commercial paper conduits.  (Please refer to Notes 4, 7, 8, 9 and 10 of Notes to Consolidated Financial Statements for additional discussion.)

Total borrowings outstanding as of December 31, 2009, were $25.270 billion, a decrease of $2.876 billion over December 31, 2008, due to declining portfolio balances.  Outstanding borrowings as of December 31, consisted of:

(Millions of dollars)	2009	2008
Medium-term notes, net of unamortized discount	$20,258	$19,647
Commercial paper, net of unamortized discount	2,233	5,717
Bank borrowings – long-term	1,265	755
Bank borrowings – short-term	782	817
Variable denomination floating rate demand notes	695	543
Notes payable to Caterpillar	26	435
Short-term note, net of unamortized premium	11	-
Deposit obligation	-	232
Total outstanding borrowings	$25,270	$28,146

Short-term and medium-term notes
We issue short-term and medium-term unsecured notes through securities dealers or underwriters in the U.S., Canada, Europe, Australia, Japan and Argentina to both retail and institutional investors.  These notes are offered in several currencies and with a variety of maturities.  These notes are senior unsecured obligations of the Company.

Commercial paper
We issue unsecured commercial paper in the U.S., Europe and other international capital markets.  These short-term promissory notes are issued on a discounted basis and are payable at maturity.

Revolving credit facilities
We have three global credit facilities with a syndicate of banks totaling $6.99 billion (Credit Facility 1) available in the aggregate to both Caterpillar and us to support our commercial paper programs in the event those programs become unavailable and for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility 1 available to us as of December 31, 2009 was $5.49 billion.

•	The five-year facility of $1.62 billion expires in September 2012.

•	The five-year facility of $2.98 billion expires in September 2011.

•	In September 2009, we renewed the 364-day facility. The amount was increased from $2.25 billion to $2.39 billion and expires in September 2010.

We also have a 364-day revolving credit facility (Credit Facility 2) with a syndicate of banks totaling $1.37 billion, which expires in March 2010 and is jointly available to both Caterpillar and us.  Based on management's allocation decision, which can be revised at any time, 100 percent was allocated to Caterpillar as of December 31, 2009.

During 2009, certain of the covenants applicable to Caterpillar or us under Credit Facility 1 and Credit Facility 2 (the Credit Facilities), were revised.  The revisions, among other things, modified the consolidated net worth definition for Caterpillar's covenant to exclude pension and other post-retirement benefits as a part of Accumulated other comprehensive income/(loss).  In addition, our interest coverage ratio covenant was modified to exclude the impact of interest rate derivatives and to calculate the ratio over a rolling four-quarter period.

At December 31, 2009, Caterpillar’s consolidated net worth was $13.26 billion, which was above the $9.00 billion required under the Credit Facilities.  The consolidated net worth is defined as the consolidated stockholder’s equity including preferred stock but excluding the pension and other post-retirement benefits balance within Accumulated other comprehensive income.

At December 31, 2009, our interest coverage ratio was 1.26 to 1.  This is above the 1.15 to 1 minimum ratio of (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended.

In addition, at December 31, 2009, our leverage ratio was 6.79 to 1.  This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31 required by the Credit Facilities.

In the event that we do not meet one or more of our respective financial covenants under the Credit Facilities in the future (and are unable to obtain a consent or waiver), the bank group may terminate the commitments under the Credit Facilities.  Additionally, in such event, certain of our other lenders under other loan agreements where such financial covenants are applicable, may, at their election, choose to pursue remedies under such loan agreements, including accelerating the repayment of outstanding borrowings.  At December 31, 2009, there were no borrowings under the Credit Facilities.

Bank borrowings
Credit lines with banks as of December 31, 2009 totaled $3.54 billion.  These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements.  The remaining available credit commitments may be withdrawn any time at the lenders' discretion.  As of December 31, 2009, we had $2.05 billion outstanding against these credit lines compared to $1.57 billion as of December 31, 2008, and were in compliance with all debt covenants under these credit lines.

Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction.  We do not hold reserves to fund the payment of the demand notes.  The notes are offered on a continuous basis by prospectus only.

Notes receivable from/payable to Caterpillar
Under our variable amount lending agreements and other notes receivable with Caterpillar, we may borrow up to $2.36 billion from Caterpillar, and Caterpillar may borrow up to $2.33 billion from us.  The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice.  We had notes payable of $26 million and notes receivable of $1.1 billion outstanding as of December 31, 2009, compared to notes payable of $435 million and notes receivable of $81 million as of December 31, 2008.

Deposit obligation
A deposit obligation of $232 million has a corresponding security deposit, which is included in Other assets in the Consolidated Statements of Financial Position as of December 31, 2008.  This deposit obligation and corresponding security deposit related to a financing arrangement, which provided us a return.  This arrangement required that we commit to a certain long-term obligation and provide a security deposit.  This obligation was fulfilled during 2009.

OFF-BALANCE SHEET ARRANGEMENTS
We lease all of our facilities.  In addition, we currently have guarantees with third parties.  Please refer to Notes 11 and 15 of Notes to Consolidated Financial Statements.

Sales of finance receivables
To maintain an alternative funding source, we periodically sell certain finance receivables relating to our retail installment sale contracts and finance leases to special purpose entities (SPEs) as part of our securitization program.  The SPEs have limited purposes and generally are only permitted to purchase the finance receivables, issue asset-backed securities and make payments on the securities.  The SPEs only issue a single series of securities and generally are dissolved when those securities have been paid in full.  The SPEs, typically trusts, are considered to be qualifying special-purpose entities (QSPEs) and are not consolidated by us.  The QSPEs issue debt to pay for the finance receivables they acquire from us.  The primary source for repayment of the debt is the cash flows generated from the finance receivables owned by the QSPEs.  The assets of the QSPEs are legally isolated and are not available to pay our creditors.  For bankruptcy analysis purposes, we have sold the finance receivables to the QSPEs in a true sale and the QSPEs are separate legal entities.  The investors and the securitization trusts have no recourse to any of our other assets for failure of debtors to pay when due.  We use QSPEs in a manner consistent with conventional practices in the securitization industry to isolate these finance receivables, which are secured by new and used equipment, for the benefit of securitization investors.

The use of the QSPEs enables us to access the U.S. securitization market for the sale of these types of financial assets.  The amounts of funding from securitizations reflect such factors as capital market accessibility, relative costs of funding sources and assets available for securitization.  In 2008, we had cash proceeds from initial sales of receivables of $600 million and recognized a pre-tax gain of $12 million.  The fair value of the retained interests in all securitizations of retail finance receivables outstanding, totaling $102 million as of December 31, 2009, is included in Other assets.

In addition, we have historically sold interests in wholesale receivables to third-party commercial paper conduits, asset-backed commercial paper issuers that are SPEs of the sponsor bank and are not consolidated by us.  As of December 31, 2009, there were no wholesale receivables sold to the conduits.

We also sell individual loans and leases where the purchasers have limited or no recourse to us (See Note 11 of Notes to Consolidated Financial Statements for more information related to one limited indemnity related to the sale of certain retail leases).  In 2009, we received $106 million of cash proceeds from the sale of such assets.

CONTRACTUAL OBLIGATIONS
We have committed cash outflow related to long-term debt, operating lease agreements and purchase obligations.  Minimum payments for these obligations are:

(Millions of dollars)	2010	2011	2012	2013	2014	After 2014	Total
Long-term debt	$5,399	$3,084	$3,456	$2,364	$1,942	$5,278	$21,523
Operating leases	13	12	11	11	10	58	115
Purchase obligations(1)	5	-	-	-	-	-	5
Interest payable on long-term debt	852	732	655	518	377	1,425	4,559
Total contractual obligations	$6,269	$3,828	$4,122	$2,893	$2,329	$6,761	$26,202

(1) Represents short-term contractual obligations made in the ordinary course of business for contracted services at December 31, 2009.

These contractual obligations do not include unused commitments and lines of credit for dealers and customers discussed in Note 11 of Notes to Consolidated Financial Statements.

CASH FLOWS
Operating cash flow for 2009 was $1.16 billion compared with $1.08 billion for 2008.  Net cash provided by investing activities was $3.38 billion, compared to a use of cash of $3.80 billion in 2008.  This investing cash flow change is primarily the result of lower levels of new retail financing, partially offset by lower collections.  Net cash used for financing activities in 2009 was $3.10 billion, compared to a source of cash of $3.63 billion in 2008, primarily due to lower funding requirements.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K may be considered "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements may relate to future events or our future financial performance, which may involve known and unknown risks and uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by any forward-looking statements.  In this context, words such as "believes," "expects," "estimates," "anticipates," "will," "should" and similar words or phrases often identify forward-looking statements made on behalf of Cat Financial.  These statements are only predictions.  Actual events or results may differ materially due to factors that affect international businesses, including changes in economic conditions and ongoing challenges in the global financial and credit markets, and change in laws and regulations and political stability, as well as factors specific to Cat Financial and the markets we serve, including the market’s acceptance of the Company’s products and services, the creditworthiness of customers, interest rate and currency rate fluctuations and estimated residual values of leased equipment.  Those risk factors may not be exhaustive.  We operate in a continually changing business environment, and new risk factors emerge from time to time.  We cannot predict these new risk factors, nor can we assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements.  Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.  Moreover, we do not assume responsibility for the accuracy and completeness of those statements.  All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the captions "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K and could cause results to differ materially from those projected in the forward-looking statements.  We do not undertake to update our forward-looking statements.

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

In order to properly manage our sensitivity to changes in interest rates, we measure the potential impact of different interest rate assumptions on pre-tax earnings.  All on-balance sheet positions, including derivative financial instruments, are included in the analysis.  The primary assumptions used in the analysis are that there are no new fixed rate assets or liabilities, the proportion of fixed rate debt to fixed rate assets remains unchanged and the level of floating rate assets and debt remain constant.  An analysis of the December 31, 2009 balance sheet, using these assumptions, estimates the impact of a 100 basis point immediate and sustained parallel rise in interest rates to be an $8 million decrease to pre-tax earnings for 2009.

This analysis does not necessarily represent our current outlook of future market interest rate movement, nor does it consider any actions management could undertake in response to changes in interest rates.  Accordingly, no assurance can be given that actual results would be consistent with the results of our analysis.

Foreign exchange rate risk
In managing foreign currency risk, our objective is to minimize earnings volatility resulting from conversion and the remeasurement of net foreign currency balance sheet positions.  Our policy allows the use of foreign currency forward and option contracts to offset the risk of currency mismatch between our assets and liabilities.  An analysis of the December 31, 2009 balance sheet estimates the impact of a 10 percent change in the value of the U.S. dollar relative to all other currencies, except the Chinese Yuan where a 2 percent change was used, to be a $10 million decrease (given an appreciation in the U.S. dollar) or a $10 million increase (given a depreciation in the U.S. dollar) to pre-tax earnings.

This analysis does not necessarily represent our current outlook for the U.S. dollar relative to all other currencies, nor does it consider any actions management could undertake in response to changes in the foreign currency markets.  Accordingly, no assurance can be given that actual results would be consistent with the results of our analysis.

Fair value of retained interests
We retain interests in the retail finance receivables that are sold through our asset-backed securitization program.  Retained interests include subordinated certificates, an interest in future cash flows (excess) and reserve accounts.  To estimate the impact on income due to changes to the key economic assumptions used to estimate the fair value of residual cash flows in retained interests from retail finance receivable securitizations, we compute a "shocked" fair value of retained interests.  The difference between the current fair value and the "shocked" fair value is an estimate of our sensitivity to a change in the assumptions.  We determine the "shocked" fair value by applying 10 percent and 20 percent adverse changes to individual assumptions used to calculate the fair value.  This estimate does not adjust for other variations that may occur should one of the assumptions actually change.  Accordingly, no assurance can be given that actual results would be consistent with the results of our estimate.  The effect of a variation in a particular assumption on the fair value of residual interest in securitization transactions was calculated without changing any other assumptions and changes in one factor may result in changes in another.  Our sensitivity analysis indicated that the impact of a 20 percent adverse change in individual assumptions used to calculate the fair value of all our retained interests as of December 31, 2009 would be $11 million or less.

Item 8.	Financial Statements and Supplementary Data.

    Information required by Item 8 is included following the Report of Independent Registered Public Accounting Firm.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Exchange Act Rule 13a-15(e).  Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Management’s Report on Internal Control
The management of Cat Financial is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on our assessment we concluded that, as of December 31, 2009, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2009, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm.  Their report appears immediately following Management’s Report on Internal Control over Financial Reporting.

Changes in Internal Control Over Financial Reporting
During the fourth quarter, there have been no significant changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

    None.

PART III

Item 14.	Principal Accounting Fees and Services.

As a wholly-owned subsidiary of Caterpillar Inc., our principal accounting fees and services are subject to Caterpillar Inc.’s Audit Committee pre-approval policies and procedures described in its Proxy Statement.  This Proxy Statement can be located at Caterpillar Inc.’s Internet site (www.cat.com), under About Cat, Investor Information, SEC filings.  Other than these policies and procedures, the information contained at that Internet site is not incorporated by reference in this filing.  During 2009, all services provided by the external auditor were pre-approved by Caterpillar’s Audit Committee in accordance with such policy.

Fees paid to our auditor’s firm were comprised of the following:

(Millions of dollars)	2009	2008
Audit fees	$3.3	$3.6
Audit-related fees (1)	.5	.7
Tax fees (2)	-	.8

Total	$3.8	$5.1

(1) "Audit-related fees" principally include agreed upon procedures for securitizations and accounting consultations.

(2) "Tax fees" include, among other things, statutory tax return preparation and review and advising on the impact of changes in local tax laws.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report.
1.	Financial Statements
•	Management’s Report on Internal Control Over Financial Reporting
•	Report of Independent Registered Public Accounting Firm
•	Consolidated Statements of Profit
•	Consolidated Statements of Financial Position
•	Consolidated Statements of Changes in Stockholder’s Equity
•	Consolidated Statements of Cash Flows
•	Notes to Consolidated Financial Statements

(b)	Exhibits

3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3.1 to the Company’s Form 10 for the year ended December 31, 1984).
3.2	Bylaws of the Company, as amended (incorporated by reference from Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2005).
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

10.2
Five-Year Credit Agreement, dated as of September 21, 2006 (2006 Five-Year Credit Agreement), among the Company, Caterpillar, Caterpillar International Finance plc, Caterpillar Finance Corporation, certain other financial institutions named therein and Citibank, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd., Citibank International p.l.c., ABN AMRO Bank N.V., Bank of America, N.A., Barclays Bank PLC, J.P. Morgan Securities, Inc., Société Générale and Citigroup Global Markets Inc. (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed September 27, 2006, Commission File No. 0-11241).

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

Caterpillar Financial Services Corporation
(registrant)

Dated: February 19, 2010	By:	/s/ Michael G. Sposato
Michael G. Sposato, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title
February 19, 2010	/s/ Kent M. Adams Kent M. Adams	President, Director and Chief Executive Officer

February 19, 2010	/s/ Edward J. Rapp Edward J. Rapp	Director

February 19, 2010	/s/ James A. Duensing James A. Duensing	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

February 19, 2010	/s/ Steven R. Elsesser Steven R. Elsesser	Controller (Principal Accounting Officer)

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Cat Financial is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on our assessment we concluded that, as of December 31, 2009, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2009, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm.  Their report appears immediately following Management’s Report on Internal Control Over Financial Reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Caterpillar Financial Services Corporation:

In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of profit, changes in stockholder's equity and cash flows present fairly, in all material respects, the financial position of Caterpillar Financial Services Corporation and its subsidiaries (the "Company") at December 31, 2009, 2008, and 2007, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1M to the consolidated financial statements, in 2009 the Company changed the manner in which it recognizes and presents other-than-temporary impairments on certain debt securities, and in 2008 changed the manner in which it measures certain assets and liabilities at fair value.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Peoria, Illinois
February 19, 2010

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF PROFIT
For the Years Ended December 31,
 (Dollars in Millions)

	2009	2008	2007
Revenues:
Retail finance	$1,452	$1,654	$1,535
Operating lease	915	931	864
Wholesale finance	337	346	430
Other, net1	10	127	153
Total revenues	2,714	3,058	2,982

Expenses:
Interest	1,048	1,159	1,132
Depreciation on equipment leased to others	713	724	671
General, operating and administrative	331	391	355
Provision for credit losses	225	192	97
Other	49	28	15
Total expenses	2,366	2,494	2,270

Other income (expense)	(28)	(46)	22

Profit before income taxes	320	518	734

Provision for income taxes	45	120	234

Profit of consolidated companies	275	398	500

Less: Profit attributable to noncontrolling interests	16	13	6

Profit2	$259	$385	$494

1Includes impairment losses on retained interests:
Total other-than-temporary impairment losses	$46	$27	$-
Portion of losses recognized in Accumulated other comprehensive income/(loss) before taxes	(12)	-	-
Net impairment losses recognized in earnings	$34	$27	$-

2Profit attributable to Caterpillar Financial Services Corporation.

See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
At December 31,
(Dollars in Millions, except share data)

	2009	2008	2007
Assets:
Cash and cash equivalents	$2,536	$1,080	$185
Finance receivables (Notes 2 and 3)
Retail notes receivable	8,499	8,209	5,887
Wholesale notes receivable	1,559	3,483	3,570
Notes receivable from Caterpillar (Note 14)	1,094	81	74
Finance leases and installment sale contracts - Retail	13,895	16,912	17,287
Finance leases and installment sale contracts - Wholesale	506	610	649
	25,553	29,295	27,467
Less: Unearned income	(1,493)	(1,817)	(2,022)
Less: Allowance for credit losses	(377)	(395)	(353)
Total net finance receivables	23,683	27,083	25,092

Equipment on operating leases, less accumulated depreciation (Note 5)	2,987	3,028	2,989
Deferred and refundable income taxes (Note 12)	123	127	69
Other assets	1,319	1,764	1,094
Total assets	$30,648	$33,082	$29,429

Liabilities and stockholder’s equity:
Payable to dealers and others	$160	$255	$310
Payable to Caterpillar – other (Note 14)	43	60	33
Accrued expenses	404	476	263
Income taxes payable	103	36	81
Payable to Caterpillar – borrowings (Note 14)	26	435	275
Short-term borrowings (Note 8)	3,721	7,077	6,184
Current maturities of long-term debt (Note 9)	5,399	5,036	4,947
Long-term debt (Note 9)	16,124	15,598	13,230
Deferred income taxes and other liabilities (Note 12)	525	537	395
Total liabilities	26,505	29,510	25,718

Commitments and contingent liabilities (Note 11)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and outstanding: one share (at paid-in amount)	745	745	745
Additional paid-in capital	2	-	-
Retained earnings	3,062	2,803	2,418
Accumulated other comprehensive income/(loss)	264	(37)	508
Noncontrolling interests	70	61	40
Total stockholder’s equity	4,143	3,572	3,711

Total liabilities and stockholder’s equity	$30,648	$33,082	$29,429

See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
For the Years Ended December 31,
 (Dollars in Millions)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Noncontrolling interests	Total	Comprehensive income/(loss)
Balance at December 31, 2006	$745	$-	$2,177	$316	$24	$3,262
Profit of consolidated companies			494		6	500	$500
Adjustment to adopt accounting for uncertainty in income taxes			(3)			(3)	-
Dividend paid to Cat Inc.			(250)			(250)	-
Change in ownership for noncontrolling interests					10	10	-
Foreign currency translation net of tax of $-				222		222	222
Derivative financial instruments
Gains (losses) deferred, net of tax of $7				(11)		(11)	(11)
(Gains) losses reclassified to earnings, net of tax of $10				(16)		(16)	(16)
Retained interests
Gains (losses) deferred, net of tax of $2				3		3	3
(Gains) losses reclassified to earnings, net of tax of $4				(6)		(6)	(6)
Balance at December 31, 2007	$745	$-	$2,418	$508	$40	$3,711	$692

Balance at December 31, 2007	$745	$-	$2,418	$508	$40	$3,711
Profit of consolidated companies			385		13	398	$398
Change in ownership for noncontrolling interests					2	2	-
Foreign currency translation, net of tax of $133				(477)	6	(471)	(471)
Derivative financial instruments
Gains (losses) deferred, net of tax of $38				(75)		(75)	(75)
(Gains) losses reclassified to earnings, net of tax of $8				16		16	16
Retained interests
Gains (losses) deferred, net of tax of $13				(22)		(22)	(22)
(Gains) losses reclassified to earnings, net of tax of $8				13		13	13
Balance at December 31, 2008	$745	$-	$2,803	$(37)	$61	$3,572	$(141)

Balance at December 31, 2008	$745	$-	$2,803	$(37)	$61	$3,572
Profit of consolidated companies			259		16	275	$275
Foreign currency translation, net of tax of $37				268	1	269	269
Change in ownership for noncontrolling interests		2			(8)	(6)	-
Derivative financial instruments
Gains (losses) deferred, net of tax of $11				(26)		(26)	(26)
(Gains) losses reclassified to earnings, net of tax of $28				55		55	55
Retained interests
Gains (losses) deferred, net of tax of $91				(16)		(16)	(16)
(Gains) losses reclassified to earnings, net of tax of $11				20		20	20
Balance at December 31, 2009	$745	$2	$3,062	$264	$70	$4,143	$577

1Includes noncredit component of other-than-temporary impairment losses on retained interests of ($8) million, net of tax of $4 million, for the twelve months ended December 31, 2009. See Note 4 for additional information.

    See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
 (Dollars in Millions)

	2009	2008	2007
Cash flows from operating activities:
Profit of consolidated companies	$275	$398	$500
Adjustments for non-cash items:
Depreciation and amortization	742	755	702
Amortization of receivables purchase discount	(163)	(243)	(327)
Provision for credit losses	225	192	97
Gain on sales of receivables	(12)	(30)	(19)
Other, net	(150)	70	(26)
Changes in assets and liabilities:
Receivables from others	82	(107)	(95)
Other receivables/payables with Caterpillar	(34)	82	(30)
Payable to dealers and others	(141)	(63)	9
Accrued interest payable	116	112	51
Accrued expenses and other liabilities, net	(59)	59	9
Income taxes payable	90	(140)	(18)
Proceeds/(payments) on interest rate swaps	189	(7)	4
Net cash provided by operating activities	1,160	1,078	857
Cash flows from investing activities:
Expenditures for equipment on operating leases and for non-leased equipment	(976)	(1,608)	(1,366)
Proceeds from disposals of equipment	1,092	952	775
Additions to finance receivables	(20,387)	(37,811)	(36,251)
Collections of finance receivables	23,934	32,135	33,456
Proceeds from sales of receivables	987	2,459	2,378
Net change in variable lending to Caterpillar	37	27	2
Additions to other notes receivable with Caterpillar	(1,550)	-	-
Collections on other notes receivable with Caterpillar	500	-	-
Other, net	(257)	49	(23)
Net cash provided by (used in) investing activities	3,380	(3,797)	(1,029)
Cash flows from financing activities:
Payable to Caterpillar – borrowings and other	(416)	168	177
Proceeds from debt issued (original maturities greater than three months)	11,833	16,257	10,815
Payments on debt issued (original maturities greater than three months)	(11,769)	(14,139)	(10,285)
Short-term borrowings, net (original maturities three months or less)	(2,737)	1,337	(256)
Acquisition of noncontrolling interest	(6)	-	-
Dividend paid to Cat Inc.	-	-	(250)
Other, net	-	3	10
Net cash (used in) provided by financing activities	(3,095)	3,626	211
Effect of exchange rate changes on cash	11	(12)	10

Increase in cash and cash equivalents	1,456	895	49
Cash and cash equivalents at beginning of year	1,080	185	136
Cash and cash equivalents at end of period	$2,536	$1,080	$185
Cash paid for interest	$1,038	$1,163	$1, 127
Cash paid (received) for taxes	$(19)	$155	$228

Non-cash activity: During 2009, an obligation for $232 million related to a financing arrangement, which provided us a return, was fulfilled through the release of a security deposit.

All short-term investments, which consist primarily of highly liquid investments with original maturities of less than three months, are considered to be cash equivalents.
See Notes to Consolidated Financial Statements.

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

The financial statements include the accounts of Cat Financial.  Investments in companies that are owned 20 percent to 50 percent or are less than 20 percent owned and for which we have significant influence are accounted for by the equity method.  Investments in companies that are less than 20 percent owned and for which we do not have significant influence are accounted for by the cost method.  All material intercompany balances have been eliminated.  Our assets are not available to pay creditors of any of our affiliates.

We consolidate all variable-interest entities (VIEs) where we are the primary beneficiary.  For VIEs, we assess whether we are the primary beneficiary as prescribed by the accounting guidance on the consolidation of VIEs.  The primary beneficiary of a VIE is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns or both.  Please refer to Note 11 for more information.

Certain amounts for prior periods have been reclassified to conform to the current period presentation.

We have performed a review of subsequent events through February 19, 2010, the date that the financial statements were issued, and have concluded that there were no events or transactions occurring during this period that required recognition or disclosure in our financial statements.

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

Revenues are presented net of sales and other related taxes.

D.	Depreciation

Depreciation for equipment on operating leases is recognized using the straight-line method over the lease term, typically one to seven years.  The depreciable basis is the original cost of the equipment less the estimated residual value of the equipment at the end of the lease term.

E.	Residual values

The residuals for leases classified as operating leases are included in Equipment on operating leases.  The residuals for leases classified as capital leases, in accordance with lease accounting, are included in finance leases and installment sale contracts.

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

Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates and interest rates.  Our Risk Management Policy allows for the use of derivative financial instruments to prudently manage foreign currency exchange rate and interest rate exposures and are not to be used for speculative purposes.  Derivatives that we use are primarily foreign currency forward and option contracts and interest rate swaps.  All derivatives are recorded at fair value.  See Note 10 for additional information.

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

The Provision for income taxes is determined using the asset and liability approach.  Tax laws require items to be included in tax filings at different times than the items are reflected in the financial statements.  A current liability is recognized for the estimated taxes payable for the current year.  Deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid.  Deferred taxes are adjusted for enacted changes in tax rates and tax laws.  Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

When appropriate, we combine certain of our income tax filings with those of Caterpillar.  In such instances, we pay to or receive from Caterpillar our allocated share of income taxes or credits, in accordance with our tax sharing agreement with Caterpillar.

J.	Foreign currency translation

Assets and liabilities of foreign subsidiaries (the majority of which use the local currency as their functional currency) are translated at current exchange rates.  The effects of translation adjustments are reported as a separate component of Accumulated other comprehensive income entitled "Foreign currency translation."  Gains and losses resulting from the translation of foreign currency amounts to functional currency are included in Other income (expense) on the Consolidated Statements of Profit.

K.	Sales and servicing of finance receivables

We periodically sell certain finance receivables relating to our retail installment sale contracts and finance leases as part of our asset-backed securitization program.  We retain interests in the retail finance receivables that are sold through this program. Retained interests include subordinated certificates, an interest in future cash flows (excess), reserve accounts and servicing rights.  The retained interests are recorded in Other assets in our Consolidated Statements of Financial Position at fair value.  We estimate fair value and cash flows using a valuation model and key assumptions for credit losses, pre-payment rates and discount rates.  Gains or losses are recorded in Other revenues, net, in our Consolidated Statements of Profit at the time of sale and are based on the estimated fair value of the assets sold and retained and liabilities incurred, net of transaction costs.

In addition, we have historically sold interests in wholesale receivables to third-party commercial paper conduits, where we retain the remaining interests in the receivables and servicing rights.  The carrying value of the remaining interests approximates fair value due to the short-term nature of these receivables and is included in Wholesale notes receivable in our Consolidated Statements of Financial Position.  Gains or losses included in Other revenues, net, in our Consolidated Statements of Profit are principally the difference between the unearned discount on the sold portion, less the related costs.

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

Accounting for uncertainty in income taxes – In June 2006, the Financial Accounting Standards Board (FASB) issued accounting guidance to create a single model to address accounting for uncertainty in tax positions.  This guidance clarifies that a tax position must be more likely than not of being sustained before being recognized in the financial statements.  As required, we adopted the provisions of this guidance as of January 1, 2007.  The following table summarizes the effect of the initial adoption of this guidance.  See Note 12 for additional information.

(Millions of dollars)	January 1, 2007 Prior to adoption	Adjustment	January 1, 2007 Post adoption
Initial adoption of accounting for uncertainty in income taxes
Income taxes payable	$98	$15	$113
Deferred income taxes and other liabilities	379	(12)	367
Retained earnings	2,177	(3)	2,174

Fair value measurements - In September 2006, the FASB issued accounting guidance on fair value measurements, which provides a common definition of fair value and a framework for measuring assets and liabilities at fair values when a particular standard prescribes it.  In addition, this guidance expands disclosures about fair value measurements.  In February 2008, the FASB issued additional guidance that (1) deferred the effective date of the original guidance for one year for certain nonfinancial assets and nonfinancial liabilities and (2) removed certain leasing assets from the scope of the original guidance.  We applied this new guidance to all other financial fair value measurements effective January 1, 2008.  The application of this guidance resulted in a decrease to Other income (expense) in the Consolidated Statements of Profit of $27 million for 2008.  We applied this guidance to nonfinancial assets and nonfinancial liabilities effective January 1, 2009.  The adoption of this guidance did not have a material impact on our financial statements.  See Note 13 for additional information.

Employers' accounting for defined benefit pension and other postretirement plans - In September 2006, the FASB issued accounting guidance on employers' accounting for defined benefits pension and other postretirement plans. This guidance requires recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet.  Under this guidance, gains and losses, prior service costs and credits and any remaining transition amounts under previous guidance that have not yet been recognized through net periodic benefit cost are recognized in Accumulated other comprehensive income/(loss), net of tax effects, until they are amortized as a component of net periodic benefit cost.  Also, the measurement date – the date at which the benefit obligation and plan assets are measured – is required to be the company’s fiscal year-end.  Caterpillar adopted the balance sheet recognition provisions at December 31, 2006, and adopted the year-end measurement date effective January 1, 2008 using the "one measurement" approach.  Under the one measurement approach, net periodic benefit cost for the period between any early measurement date and the end of the fiscal year that the measurement provisions are applied is allocated proportionately between amounts to be recognized as an adjustment of Profit employed in the business and net periodic benefit cost for the fiscal year.  Previously, Caterpillar used a November 30th measurement date for our U.S. pension and other postretirement benefit plans and September 30th for the non-U.S. plans.  The adoption of this guidance did not have a material impact to our Statements of Financial Position since Cat Financial is considered a participant in the Caterpillar retirement plan for which we are charged a share of plan expenses, but are not required to record assets or liabilities of the plan.

Business combinations and noncontrolling interests in consolidated financial statements - In December 2007, the FASB issued accounting guidance on business combinations and noncontrolling interests in consolidated financial statements.  The guidance on business combinations requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed.  Further, it also changes the accounting for acquired in-process research and development assets, contingent consideration, partial acquisitions and transaction costs.  Under the guidance on noncontrolling interests, all entities are required to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements.  In addition, transactions between an entity and noncontrolling interests are treated as equity transactions.  We adopted this new guidance on January 1, 2009.  As required, the guidance on noncontrolling interests was adopted through retrospective application, and all prior period information has been adjusted accordingly. The adoption of this guidance did not have a material impact on our financial statements.

Disclosures about derivative instruments and hedging activities - In March 2008, the FASB issued accounting guidance on disclosures about derivative instruments and hedging activities.  This guidance expands disclosures for derivative instruments by requiring entities to disclose the fair value of derivative instruments and their gains or losses in tabular format.  It also requires disclosure of information about credit risk-related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments.  We adopted this new guidance on January 1, 2009.  The adoption of this guidance did not have a material impact on our financial statements.  See Note 10 for additional information.

Recognition and presentation of other-than-temporary impairments - In April 2009, the FASB issued accounting guidance on the recognition and presentation of other-than-temporary impairments.  This new guidance amends the existing impairment guidance relating to certain debt securities and requires a company to assess the likelihood of selling the security prior to recovering its cost basis.  When a security meets the criteria for impairment, the impairment charges related to credit losses would be recognized in earnings, while noncredit losses would be reflected in other comprehensive income.  Additionally, it requires a more detailed, risk-oriented breakdown of major security types and related information.  We adopted this guidance on April 1, 2009.  The adoption of this guidance did not have a material impact on our financial statements.  See Note 4 for additional information.

Subsequent events - In May 2009, the FASB issued accounting guidance on subsequent events that establishes standards of accounting for and disclosure of subsequent events.  In addition, it requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  This new guidance was adopted for our financial statements for the quarterly period ending June 30, 2009.  The adoption of this guidance did not have a material impact on our financial statements.  See Note 1B for additional information.

Accounting for transfers of financial assets - In June 2009, the FASB issued accounting guidance on accounting for transfers of financial assets.  This guidance amends previous guidance by including: the elimination of the qualifying special-purpose entity (QSPE) concept; a new participating interest definition that must be met for transfers of portions of financial assets to be eligible for sale accounting; clarifications and changes to the derecognition criteria for a transfer to be accounted for as a sale; and a change to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor.  Additionally, the guidance requires extensive new disclosures regarding an entity's involvement in a transfer of financial assets.  Finally, existing QSPEs (prior to the effective date of this guidance) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance upon the elimination of this concept.  We will adopt this new guidance effective January 1, 2010.  We do not expect the adoption of this guidance will have a material impact on our financial statements.

Consolidation of variable-interest entities - In June 2009, the FASB issued accounting guidance on the consolidation of variable-interest entities (VIEs).  This new guidance revises previous guidance by eliminating the exemption for qualifying special purpose entities, by establishing a new approach for determining who should consolidate a VIE and by changing when it is necessary to reassess who should consolidate a VIE.  We will adopt this new guidance effective January 1, 2010.  The adoption of this guidance will result in the consolidation of certain qualifying special purposes entities related to our asset-backed securitization program that are currently not recorded on our consolidated financial statements (see Note 4 for additional information).  We do not expect the adoption of this guidance will have a material impact on our financial statements.

N.	Comprehensive income/(loss)

Comprehensive income/(loss) and its components are presented in the Consolidated Statements of Changes in Stockholder's Equity.  Accumulated other comprehensive income/(loss), net of tax, consisted of the following as of December 31:

(Millions of dollars)
	December 31,
	2009	2008	2007
Foreign currency translation	$308	$40	$517
Derivative financial instruments	(41)	(70)	(11)
Retained interests	(3)	(7)	2
Total Accumulated other comprehensive income/(loss)	$264	$(37)	$508

NOTE 2 – RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

The contractual maturities and future scheduled payments of outstanding receivables, as of December 31, 2009, were:

(Millions of dollars)
Amounts due in	Retail Installment Sale Contracts	Wholesale Installment Sale Contracts	Retail Finance Leases	Wholesale Finance Leases	Retail Notes	Wholesale Notes	Total

2010	$2,366	$170	$3,189	$87	$3,180	$1,327	$10,319
2011	1,532	15	2,146	52	1,695	159	5,599
2012	917	10	1,124	28	1,084	65	3,228
2013	412	8	458	9	967	5	1,859
2014	177	-	193	7	797	2	1,176
Thereafter	46	-	154	1	776	1	978
	5,450	203	7,264	184	8,499	1,559	23,159
Residual value	-	-	1,181	119	-	-	1,300
Less: Unearned income	(498)	(7)	(817)	(26)	(123)	(22)	(1,493)

Total	$4,952	$196	$7,628	$277	$8,376	$1,537	$22,966
Add: Notes receivable from Caterpillar							1,094
Less: Allowance for credit losses							(377)
Total net finance receivables							$23,683

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

(Millions of dollars)	2009		2008		2007
Impaired loans/finance leases for which there is a related allowance for credit losses (related allowance of $117 million, $59 million and $35 million, respectively)	$448	(1)	$258	(1)	$166
Impaired loans/finance leases for which there is no related allowance for credit losses (due to sufficient collateral value)	65		221		53
Total investment in impaired loans/finance leases as of December 31,	$513		$479		$219

Average investment in impaired loans/finance leases	$425		$306		$200

(1)At December 31, 2009 and 2008, includes impaired loans of $208 million and $108 million, respectively, primarily reflecting the fair value of the loan's associated collateral.  See Note 13 for more information.

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

(Millions of dollars)	2009	2008	2007
Investment in loans/leases on non-accrual status as of December 31,	$678	$422	$232
Investment in loans/leases past due over 90 days and still accruing	$134	$119	$47

In estimating the allowance for credit losses, we review accounts that are past due, non-performing or in bankruptcy.

Allowance for credit losses activity for the year ended December 31,

(Millions of dollars)	2009	2008	2007
Balance at beginning of year	$395	$353	$319
Provision for credit losses	225	192	97
Receivables written off	(281)	(144)	(91)
Recoveries on receivables previously written off	28	23	23
Adjustment due to securitization of receivables	-	(13)	(9)
Foreign currency translation adjustment	10	(16)	14
Balance at end of year	$377	$395	$353

Allowance for credit losses as a percent of finance receivables (excluding Notes receivable from Caterpillar), net of unearned income	1.64%	1.44%	1.39%

NOTE 3 – FINANCE LEASES

The components of finance leases as of December 31, were as follows:

(Millions of dollars)	2009	2008	2007
Total minimum lease payments receivable	$7,448	$8,530	$8,046
Estimated residual value of leased assets:
Guaranteed	678	791	799
Unguaranteed	622	729	747
	8,748	10,050	9,592
Less: Unearned income	(843)	(968)	(959)
Net finance leases	$7,905	$9,082	$8,633

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

Securitized Retail Installment Sale Contracts and Finance Leases
We periodically sell certain finance receivables relating to our retail installment sale contracts and finance leases to special purpose entities (SPEs) as part of our asset-backed securitization program.  The SPEs have limited purposes and generally are only permitted to purchase the finance receivables, issue asset-backed securities and make payments on the securities.  The SPEs only issue a single series of securities and generally are dissolved when those securities have been paid in full.  The SPEs, typically trusts, are considered to be qualifying special-purpose entities (QSPEs) and are not consolidated by us.  The QSPEs issue debt to pay for the finance receivables they acquire from us.  The primary source for repayment of the debt is the cash flows generated from the finance receivables owned by the QSPEs.  The assets of the QSPEs are legally isolated and are not available to pay our creditors.  For bankruptcy analysis purposes, we sold the finance receivables to the QSPEs in a true sale and the QSPEs are separate legal entities.  The investors and the securitization trusts have no recourse to any of our other assets for failure of debtors to pay when due.

We retain interests in the retail finance receivables that are sold through our asset-backed securitization program.  Retained interests include subordinated certificates, an interest in future cash flows (excess) and reserve accounts.  Retained interests in securitized assets are classified as available-for-sale securities and are included in Other assets in our Consolidated Statements of Financial Position at fair value.  We estimate fair value and cash flows using a valuation model and key assumptions for credit losses, prepayment rates and discount rates.  These assumptions are based on our historical experience, market trends and anticipated performance relative to the particular assets securitized.  We periodically evaluate for impairment and recognize the credit component of an other-than-temporary impairment in profit and the noncredit component in Accumulated other comprehensive income/(loss) for those retained interests in which we do not intend to sell and it is not likely that we will be required to sell prior to recovery.

During 2008 and 2007, we sold certain finance receivables relating to our retail installment sale contracts and finance leases to a SPE as part of our asset-backed securitization program.  In 2008 and 2007, a net gain of $12 million and $4 million, respectively, was recorded in Other revenues, net, in our Consolidated Statements of Profit at the time of the sale and was based on the estimated fair value of the assets sold and retained and liabilities incurred, net of transaction costs.  In 2008 and 2007, retained interests include subordinated certificates with an initial fair value of $27 million and zero, an interest in future cash flows (excess) with an initial fair value of $8 million and $2 million and reserve accounts with an initial fair value of $9 million and $9 million, respectively.

Significant assumptions used to estimate the fair value of the retained interests at the time of the transaction were:

	2008	2007
Discount rate	7.2%	8.4%
Weighted-average prepayment rate	14.5%	14.0%
Expected credit losses	1.6%	1.5%

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

During 2009, 2008 and 2007, we also retained servicing responsibilities and received a fee of approximately one percent of the remaining value of the finance receivables for our servicing responsibilities.  We generally do not record a servicing asset or liability since the servicing fee is considered fair market compensation.  Servicing income is included in Other revenues, net, in our Consolidated Statements of Profit.

As of December 31, 2009, 2008 and 2007, the fair value of the retained interests in all securitizations of retail finance receivables outstanding totaled $102 million (cost basis of $107 million), $52 million (cost basis of $62 million) and $49 million (cost basis of $46 million), respectively.  The fair value of the retained interests as of December 31, 2009 that have been in a continuous unrealized loss position for twelve months or longer totaled $102 million (cost basis of $107 million).  As of December 31, 2008 and 2007, there were no retained interests in a continuous unrealized loss position for twelve months or longer.  Key assumptions used to determine the fair value of the retained interests as of such dates were:

	2009	2008	2007
Cash flow weighted average discount rates on retained interests	7.7% to 12.4%	16.7% to 23.3%	8.3% to 11.5%
Weighted-average maturity in months	22	28	30
Expected prepayment rate	18.0%	19.0%	14.0%
Expected credit losses	4.7% to 4.8%	1.7% to 3.1%	0.6% to 1.3%

To estimate the impact on income due to changes to the key economic assumptions used to estimate the fair value of residual cash flows in retained interests from retail finance receivable securitizations, we perform a sensitivity analysis of the fair value of the retained interests by applying a 10 percent and 20 percent adverse change to the individual assumptions.  This estimate does not adjust for other variations that may occur should one of the assumptions actually change.  Accordingly, no assurance can be given that actual results would be consistent with the results of our estimate.  The effect of a variation in a particular assumption on the fair value of residual interest in securitization transactions was calculated without changing any other assumptions and changes in one factor may result in changes in another.  Our sensitivity analysis indicated that the impact of a 20 percent adverse change in individual assumptions used to calculate the fair value of all our retained interests as of December 31, 2009, 2008 and 2007 would be $11 million or less, $8 million or less and $2 million or less, respectively.

Characteristics of securitized retail receivables
(Millions of dollars)	2009	2008	2007
Total securitized principal balance at December 31,	$346	$909	$1,159
Average securitized principal balance for the year ended December 31,	$583	$1,147	$1,064
Loans > 30 days past due at year ended December 31,	$62	$98	$65
Net credit losses during the year	$36	$23	$9

Cash flows from retail securitizations
(Millions of dollars)	2009	2008	2007
Cash proceeds from initial sales of receivables	$-	$600	$650
Purchases of contracts through clean-up calls	$95	$81	$64
Servicing fees received	$6	$12	$11
Other cash flows received on retained interests	$10	$25	$35

During 2009 and 2008, the assumptions used to determine the expected cash flows for our securitization transactions were revised, which resulted in other-than-temporary impairments.  The impairments recognized in earnings were primarily driven by an increase in the credit loss assumption due to the continuing adverse economic conditions in the U.S.  The noncredit related component recorded in Accumulated other comprehensive income/(loss) was primarily driven by changes in discount rates.

(Millions of dollars)	2009	2008
Total other-than-temporary impairment losses	$46	$27
Portion of losses recognized in Accumulated other comprehensive income/(loss) before taxes (1)	(12)	- -
Net impairment losses recognized in earnings (2)	$34	$27

(1) Balance above excludes $7 million of gross gains recorded in OCI related to the securitization retained interest for the year ended December 31, 2009.
(2) Recorded in Other revenues, net, on the Consolidated Statements of Profit.

The following table presents a roll forward of the balance of the credit-related impairment losses on the securitized retained interests for which a portion of the other-than-temporary impairment was recognized in Accumulated other comprehensive income/(loss):

(Millions of dollars)	2009
Cumulative credit loss as of January 1, 2009	$-
Credit losses for which an other-than-temporary impairment was previously recognized	11
Cumulative credit loss as of December 31, 2009	$11

Sale of Interests in Wholesale Receivables
We purchase North American Caterpillar Dealer trade receivables (NACD Receivables) at a discount.  The discount is an estimate of the amount of financing revenue that would be earned at a market rate on the NACD Receivables over their expected life.  We have sold interests in the NACD Receivables through a revolving structure to third-party commercial paper conduits, which are asset-backed commercial paper issuers that are SPEs of the sponsor bank and are not consolidated by us.  In accordance with accounting for transfers and servicing of financial assets, the transfers to the conduits are accounted for as sales.  The gain, included in Other revenues, net, in our Consolidated Statements of Profit, is principally the difference between the unearned discount on the NACD Receivables sold to the third-party commercial paper conduits less related costs incurred over their remaining term.  Expected credit losses are assumed to be zero because dealer receivables have historically had no losses and none are expected in the future.  We receive an annual servicing fee of approximately 0.5 percent of the average outstanding principal balance of the interests in the NACD Receivables sold to the third-party commercial paper conduits.  We generally do not record a servicing asset or liability since the servicing fee is considered fair market compensation.  During 2009, 2008 and 2007, we recognized a pre-tax gain on the sale of wholesale receivables of $9 million, $6 million and $9 million, respectively.

As of December 31, 2009, there were no NACD Receivables sold to the conduits.  As of December 31, 2008 and 2007, the outstanding principal balance of the NACD Receivables sold to the conduits was $240 million.  The NACD Receivables not sold to the third-party commercial paper conduits as of December 31, 2008 and 2007, of $1.432 billion and $1.233 billion, respectively, are included in Wholesale notes receivable in our Consolidated Statements of Financial Position.

The cash collections from the NACD Receivables are first applied to satisfy any obligations to the third-party commercial paper conduits.  The third-party commercial paper conduits have no recourse to our assets, other than the NACD Receivables that we continue to hold.

Cash flows from sale of interests in wholesale receivables
(Millions of dollars)	2009	2008	2007
Cash proceeds from sales of receivables to conduits	$887	$1,510	$1,512
Servicing fees received	$1	$1	$1
Cash flows received on the interests that continue to be held	$7,548	$11,270	$13,680

In addition to the NACD Receivables, we purchase other trade receivables from Caterpillar entities at a discount.  The discount is an estimate of the amount of financing revenue that would be earned at a market rate on these trade receivables over their expected life.  The discount is amortized into revenue on an effective yield basis over the life of the receivables and recognized as Wholesale finance revenue.  For the years ended December 31, 2009, 2008 and 2007, amortized discounts for the NACD and other trade receivables were $163 million, $243 million and $327 million, respectively.  In the Consolidated Statements of Cash Flows, collection of the discount is included in investing activities as the receivables are collected.

Other Managed Assets
We also sell individual leases and finance receivables to third parties with limited or no recourse to us to either reduce our concentration of credit risk related to certain customers or as an additional source of liquidity.  In accordance with accounting for transfers and servicing of financial assets, the transfers to the third parties are accounted for as sales.  In 2009, 2008 and 2007, we received $106 million, $379 million and $245 million, respectively, of cash proceeds and recognized pre-tax gains of $3 million, $12 million and $7 million, respectively, from the sale of such contracts.  We maintain servicing responsibilities for these third-party assets, which as of December 31, 2009, 2008 and 2007, totaled $477 million, $633 million and $441 million, respectively.  Since we do not receive a servicing fee for these assets, a servicing liability is recorded.  As of December 31, 2009, 2008 and 2007, this liability was not significant.

Total off-balance sheet managed assets as of December 31,
(Millions of dollars)	2009	2008	2007

Securitized Retail Installment Sale Contracts and Finance Leases
Installment sale contracts securitized	$336	$877	$1,105
Finance leases securitized	10	32	54
Less: Retained interests (included in Other assets)	(102)	(52)	(49)
Off-balance sheet securitized retail receivables	244	857	1,110

Sales of Interests in Wholesale Receivables
Wholesale receivables	$-	$240	$240

Other Managed Assets
Retail finance leases	$190	$198	$155
Retail installment sale contracts	178	283	122
Operating leases	90	122	128
Retail notes receivable	19	30	36
Other managed receivables/leases	477	633	441

Total off-balance sheet managed assets	$721	$1,730	$1,791

NOTE 5 – EQUIPMENT ON OPERATING LEASES

Components of equipment on operating leases, less accumulated depreciation as of December 31, were as follows:

(Millions of dollars)	2009	2008	2007
Equipment on operating leases, at cost	$4,562	$4,421	$4,466
Less: Accumulated depreciation	(1,575)	(1,393)	(1,477)

Equipment on operating leases, net	$2,987	$3,028	$2,989

At December 31, 2009, scheduled minimum rental payments for operating leases were as follows:

2010	2011	2012	2013	2014	Thereafter	Total
$796	$497	$319	$172	$59	$30	$1,873

NOTE 6 – CONCENTRATION OF CREDIT RISK

Our portfolio is primarily comprised of receivables under installment sale contracts, receivables arising from leasing transactions, notes receivable and wholesale financing.  Percentages of the total value of our portfolio (total net finance receivables (excluding Notes Receivable from Caterpillar), plus equipment on operating leases, less accumulated depreciation) represented by each financing plan as of December 31, were as follows:

	2009	2008	2007
Retail Financing:
Customer loans	25%	21%	18%
Finance (non-tax) leases	22%	21%	20%
Installment sale contracts	19%	21%	25%
Tax leases (operating or finance)	18%	17%	18%
Wholesale financing	8%	13%	15%
Dealer loans	7%	6%	3%
Government lease-purchase contracts	1%	1%	1%

As of December 31, 2009, 2008 and 2007, receivables from customers in construction-related industries made up approximately 40 percent of our total portfolio.  Approximately 45 percent of construction-related receivables relates to customers in North America.  No single customer or dealer represented a significant concentration of credit risk.  We typically maintain a security interest in retail financed equipment and require physical damage insurance coverage on all financed equipment.  See Note 16 for further information concerning business segments.

Regarding our derivative instruments, collateral is not generally required of the counterparties or of our Company.  The Company generally enters into International Swap and Derivative Associations (ISDA) master netting agreements, which permit the net settlement of amounts owed.  Our exposure to credit loss in the event of nonperformance by the counterparties is limited to only those gains that we have recorded, but for which we have not yet received cash payment.  The master netting agreements reduce the amount of loss the Company would incur should the counterparties fail to meet their obligations.  As of December 31, 2009, 2008 and 2007, the maximum exposure to credit loss was $283 million, $639 million and $98 million, respectively, before the application of any master netting agreements.  See Note 10 for further information concerning derivatives.

NOTE 7 – CREDIT COMMITMENTS

Revolving credit facilities
We have three global credit facilities with a syndicate of banks totaling $6.99 billion (Credit Facility 1) available in the aggregate to both Caterpillar and us to support our commercial paper programs in the event those programs become unavailable and for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility 1 available to us as of December 31, 2009 was $5.49 billion.

•	The five-year facility of $1.62 billion expires in September 2012.

•	The five-year facility of $2.98 billion expires in September 2011.

•	In September 2009, we renewed the 364-day facility. The amount was increased from $2.25 billion to $2.39 billion and expires in September 2010.

We also have a 364-day revolving credit facility (Credit Facility 2) with a syndicate of banks totaling $1.37 billion, which expires in March 2010 and is jointly available to both Caterpillar and us.  Based on management's allocation decision, which can be revised at any time, 100 percent was allocated to Caterpillar as of December 31, 2009.

During 2009, certain of the covenants applicable to Caterpillar or us under Credit Facility 1 and Credit Facility 2 (the Credit Facilities), were revised.  The revisions, among other things, modified the consolidated net worth definition for Caterpillar's covenant to exclude pension and other post-retirement benefits as a part of Accumulated other comprehensive income/(loss).  In addition, our interest coverage ratio covenant was modified to exclude the impact of interest rate derivatives and to calculate the ratio over a rolling four-quarter period.

At December 31, 2009, Caterpillar’s consolidated net worth was $13.26 billion, which was above the $9.00 billion required under the Credit Facilities.  The consolidated net worth is defined as the consolidated stockholder’s equity including preferred stock but excluding the pension and other post-retirement benefits balance within Accumulated other comprehensive income.

At December 31, 2009, our interest coverage ratio was 1.26 to 1.  This is above the 1.15 to 1 minimum ratio of (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended.

In addition, at December 31, 2009, our leverage ratio was 6.79 to 1.  This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31 required by the Credit Facilities.

In the event we do not meet one or more of our respective financial covenants under the Credit Facilities in the future (and are unable to obtain a consent or waiver), the bank group may terminate the commitments under the Credit Facilities.  Additionally, in such event, certain of our other lenders under other loan agreements where such financial covenants are applicable, may, at their election, choose to pursue remedies under such loan agreements, including accelerating the repayment of outstanding borrowings.  At December 31, 2009, there were no borrowings under the Credit Facilities.

Bank borrowings
Credit lines with banks as of December 31, 2009 totaled $3.54 billion.  These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements.  The remaining available credit commitments may be withdrawn any time at the lenders' discretion.  As of December 31, 2009, we had $2.05 billion outstanding against these credit lines compared to $1.57 billion as of December 31, 2008, and were in compliance with all debt covenants under these credit lines.

Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction.  We do not hold reserves to fund the payment of the demand notes.  The notes are offered on a continuous basis by prospectus only.

Notes receivable from/payable to Caterpillar
Under our variable amount lending agreements and other notes receivable with Caterpillar, we may borrow up to $2.36 billion from Caterpillar, and Caterpillar may borrow up to $2.33 billion from us.  The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice.  We had notes payable of $26 million and notes receivable of $1.1 billion outstanding as of December 31, 2009, compared to notes payable of $435 million and notes receivable of $81 million as of December 31, 2008.

Deposit obligation
A deposit obligation of $232 million has a corresponding security deposit, which is included in Other assets in the Consolidated Statements of Financial Position as of December 31, 2008.  This deposit obligation and corresponding security deposit related to a financing arrangement, which provided us a return.  This arrangement required that we commit to a certain long-term obligation and provide a security deposit.  This obligation was fulfilled during 2009.

NOTE 8 – SHORT-TERM BORROWINGS

Short-term borrowings outstanding as of December 31, were comprised of the following:

(Millions of dollars)	2009			2008		2007
	Balance		Avg. Rate	Balance	Avg. Rate	Balance	Avg. Rate

Commercial paper, net	$2,233		1.3%	$5,717	2.4%	$4,935	4.3%
Bank Borrowings	793	(1)	5.7%	817	7.9%	550	7.4%
Variable denomination floating rate demand notes	695		2.0%	543	3.6%	699	5.1%
Total	$3,721			$7,077		$6,184

(1) Includes an $11 million short-term note, net.

NOTE 9 – LONG-TERM DEBT

During 2009, we issued $5.862 billion of medium-term notes, of which $5.484 billion were at fixed interest rates and $0.378 billion were at floating interest rates, primarily indexed to LIBOR.  At December 31, 2009, the outstanding medium-term notes had remaining maturities ranging up to 19 years.

Long-term debt outstanding as of December 31, was comprised of the following:

(Millions of dollars)	2009		2008		2007
	Balance	Avg. Rate	Balance	Avg. Rate	Balance	Avg. Rate

Medium-term notes	$20,271	4.6%	$19,656	4.2%	$17,325	4.7%
Unamortized discount	(13)		(9)		(3)
Medium-term notes, net	20,258		19,647		17,322
Bank borrowings	1,265	5.4%	755	7.1%	615	8.0%
Loans from a company- owned partnership	-		-		8	7.0%
Deposit obligation (1)	-		232		232
Total	$21,523		$20,634		$18,177

(1) The deposit obligation has a corresponding security deposit, which is included in Other assets in the Consolidated Statements of Financial Position.  This deposit obligation and corresponding security deposit related to a financing arrangement, which provided us a return.  This arrangement required that we commit to a certain long-term obligation and provide a security deposit.  This obligation was fulfilled during 2009.

Long-term debt outstanding as of December 31, 2009, matures as follows:

(Millions of dollars)
2010	$5,399
2011	3,084
2012	3,456
2013	2,364
2014	1,942
Thereafter	5,278
Total	$21,523

    The above table includes $1.612 billion of medium-term notes that could be called by us at some point in the future at par value.

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

All derivatives are recognized on the Consolidated Statements of Financial Position at their fair value.  On the date the derivative contract is entered, we designate the derivative as (1) a hedge of the fair value of a recognized asset or liability (fair value hedge), (2) a hedge of a forecasted transaction or the cash flow variability associated with variable-rate debt (cash flow hedge) or (3) an undesignated instrument.  Changes in the fair value of a derivative that is qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged liability that is attributable to the hedged risk, are recorded in current earnings.  Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge are recorded in Accumulated other comprehensive income/(loss) (AOCI) until they are reclassified to earnings in the same period or periods during which the hedge transaction affects earnings.  Changes in the fair value of undesignated derivative instruments and the ineffective portion of designated derivative instruments are reported in current earnings.  Cash flows from designated derivative financial instruments are classified within the same category as the item being hedged on the Consolidated Statements of Cash Flows.  Cash flows from undesignated derivative financial instruments are included in the investing category on the Consolidated Statements of Cash Flows.

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

As of December 31, 2009, $32 million of deferred net losses, net of tax, included in equity, related to our floating-to-fixed interest rate swaps, are expected to be reclassified to Interest expense over the next twelve months.  The actual amount recorded in Interest expense will vary based on interest rates at the time the hedge transactions impact earnings.

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

The location and fair value of derivative instruments reported in the Consolidated Statements of Financial Position as of December 31, 2009 are as follows:

(Millions of dollars)
	Consolidated Statements of Financial Position Location	Asset (Liability) Fair Value
Designated derivatives
Interest rate contracts	Other assets	$145
Interest rate contracts	Accrued expenses	(100)
		$45
Undesignated derivatives
Foreign exchange contracts	Other assets	$20
Foreign exchange contracts	Accrued expenses	(18)
Interest rate contracts	Other assets	2
Interest rate contracts	Accrued expenses	(6)
		$(2)

As of December 31, 2009, the deferred gains (losses) recorded in AOCI on the Consolidated Statements of Changes in Stockholder’s Equity associated with our cash flow interest rate contract hedges are as follows:

(Millions of dollars)
Balance as of December 31, 2008, net of tax of $38	$(70)
Gains (losses) deferred during the year, net of tax of $11	(26)
(Gains) losses reclassified to earnings, net of tax of $28	55
Balance as of December 31, 2009, net of tax of $21	$(41)

    The effect of derivatives designated as hedging instruments on the Consolidated Statements of Profit is as follows:

(Millions of dollars)
		Year Ended December 31, 2009
Fair Value Hedges	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts	Other income (expense)	$(205)	$220
		$(205)	$220

(Millions of dollars)
		Year Ended December 31, 2009
Cash Flow Hedges	Classification of Gains (Losses)	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(83)	$-
Interest rate contracts	Other income (expense)	-	9
		$(83)	$9

The effect of derivatives not designated as hedging instruments on the Consolidated Statements of Profit is as follows:

(Millions of dollars) Undesignated derivatives	Classification of Gains or (Losses)	Year Ended December 31, 2009
Foreign exchange contracts	Other income (expense)	$(134)
Interest rate contracts	Other income (expense)	3
		$(131)

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

We have provided a limited indemnity to a third-party bank resulting from the assignment of certain leases to that bank.  The indemnity is for the possibility that the insurers of these leases would become insolvent.  The indemnity expires December 15, 2012 and is unsecured.

No loss has been experienced or is anticipated under any of these guarantees or the limited indemnity.  At December 31, 2009, 2008 and 2007, the recorded liability for these guarantees was $4 million, $2 million and $7 million, respectively.  The maximum potential amount of future payments (undiscounted and without reduction for any amount that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees and the limited indemnity are as follows:

(Millions of dollars)	2009	2008	2007
Customer guarantees	$157	$119	$46
Limited indemnity	20	25	30
Caterpillar dealer guarantees	-	-	250
Total guarantees	$177	$144	$326

We provide guarantees to repurchase certain loans of Caterpillar dealers from a financial trust ("Trust") that qualifies as a variable-interest entity.  The purpose of the Trust is to provide short-term working capital loans to Caterpillar dealers.  This Trust issues commercial paper and uses the proceeds to fund its loan program.  We have a loan purchase agreement with the Trust that obligates us to purchase certain loans that are not paid at maturity.  We receive a fee for providing this guarantee, which provides a source of liquidity for the Trust.  At December 31, 2008, we determined that we were the primary beneficiary of the Trust as our guarantees would require us to absorb a majority of the entity’s expected losses, and therefore consolidated the financial position of the Trust in the Consolidated Statements of Financial Position.  As of December 31, 2009 and 2008, the Trust’s assets of $231 million and $477 million, respectively, are primarily comprised of loans to dealers, which are included in Retail notes receivable in the Consolidated Statements of Financial Position, and the Trust's liabilities of $231 million and $477 million, respectively, are primarily comprised of commercial paper, which is included in Short-term borrowings in the Consolidated Statements of Financial Position.  No loss has been experienced or is anticipated under this loan purchase agreement.  Our assets are not available to pay creditors of the Trust, except to the extent we may be obligated to perform under the guarantee, and assets of the Trust are not available to pay our creditors.

We are party to agreements in the normal course of business with selected customers and Caterpillar dealers in which we commit to provide a set dollar amount of financing on a pre-approved basis.  We also provide lines of credit to selected customers and Caterpillar dealers, of which a portion remains unused as of the end of the period.  Commitments and lines of credit generally have fixed expiration dates or other termination clauses.  It has been our experience that not all commitments and lines of credit will be used.  Management applies the same credit policies when making commitments and granting lines of credit as it does for any other financing.  We do not require collateral for these commitments/lines, but if credit is extended, collateral may be required upon funding.  As of December 31, 2009, 2008 and 2007, the amount of the unused commitments and lines of credit for dealers was $7.486 billion, $9.128 billion and $8.341 billion, respectively.  As of December 31, 2009, 2008 and 2007, the amount of the unused commitments and lines of credit for customers was $2.089 billion, $3.085 billion and $3.001 billion, respectively.

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

NOTE 12 – INCOME TAXES

The components of Profit before income taxes for the years ended December 31, were as follows:

(Millions of dollars)	2009	2008	2007
U.S.	$(87)	$204	$413
Non-U.S.	407	314	321
Total	$320	$518	$734

Profit before income taxes, as shown above, is based on the location of the entity to which such earnings are attributable.  Where an entity’s earnings are subject to taxation, however, may not correlate solely to where an entity is located.  Thus, the income tax provision shown below as U.S. or non-U.S. may not correspond to the earnings shown above.

The components of the Provision for income taxes were as follows for the years ended December 31:

(Millions of dollars)	2009	2008	2007
Current income tax provision (credit):
U.S.	$(74)	$(28)	$93
Non-U.S.	132	60	106
State (U.S.)	5	-	6
	63	32	205
Deferred income tax provision (credit):
U.S.	3	39	50
Non-U.S.	(6)	49	(23)
State (U.S.)	(15)	-	2
	(18)	88	29

Total Provision for income taxes	$45	$120	$234

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

The actual Provision for income taxes differs from the Provision for income taxes that would result from applying the U.S. statutory rate to Profit before income taxes for the years ended December 31, for the reasons set forth in the following reconciliation:

(Millions of dollars)	2009	2008	2007
Taxes computed at U.S. statutory rates	$112	$181	$257
(Decreases) increases in taxes resulting from:
State Income Tax, net of Federal Tax	(7)	-	6
Prior Years’ Non-U.S. income tax and interest adjustment	(6)	-	-
Subsidiaries' results subject to tax rates other than U.S. statutory rates	(48)	(57)	(29)
Other, net	(6)	(4)	-
Provision for income taxes	$45	$120	$234

We have recorded income tax expense at U.S. tax rates on all profits, except for undistributed profits of non-U.S. subsidiaries, which are considered indefinitely reinvested.  Determination of the amount of unrecognized deferred income tax liability related to indefinitely reinvested profits is not feasible.

Accounting for income taxes under U.S. GAAP requires individual tax-paying entities of the Company to offset deferred income tax assets and liabilities within each particular tax jurisdiction and present them as a single amount in the Consolidated Statements of Financial Position.  Amounts in different tax jurisdictions cannot be offset against each other.  The amounts of deferred income taxes at December 31, included in the following lines in our Consolidated Statements of Financial Position were:

(Millions of dollars)	2009	2008	2007
Assets:
Deferred and refundable income taxes	$65	$36	$69

Liabilities:
Deferred income taxes and other liabilities	(517)	(529)	(383)
Deferred income taxes - net	$(452)	$(493)	$(314)

Differences between accounting rules and income tax laws cause differences between the bases of certain assets and liabilities for financial reporting and income tax purposes.  The income tax effects of these differences, to the extent they are temporary, are recorded as deferred income tax assets and liabilities netted by tax jurisdiction and taxpayer.

Our consolidated deferred income taxes consisted of the following components as of December 31:

(Millions of dollars)	2009	2008	2007

Deferred tax assets:
Allowance for credit losses	$78	$108	$88
Tax credit carryforwards	22	14	6
Deferred income taxes on derivative instruments and retained interests	23	42	7
Net operating loss carryforwards	85	56	24
	208	220	125

Deferred income tax liabilities - primarily lease basis differences	(558)	(575)	(435)
Valuation allowance for deferred income tax assets	(6)	(5)	(4)
Deferred income tax on translation adjustment	(96)	(133)	-
	(660)	(713)	(439)

Deferred income taxes – net	$(452)	$(493)	$(314)

As of December 31, 2009, amounts and expiration dates of net operating loss ("NOL") carryforwards in various U.S. state taxing jurisdictions were:

(Millions of dollars)
2010	2011	2012	2013	2014-2029	Total
$-	$-	$-	$1	$126	$127

The gross deferred income tax asset associated with these NOL carryforwards is $10 million as of December 31, 2009, partially offset by a valuation allowance of $2 million.  The valuation allowance arises as a result of the uncertainty whether the carryforwards will be used.

In some U.S. state income tax jurisdictions, we join with other Caterpillar entities in filing combined income tax returns.  In other U.S. state income tax jurisdictions, we file on a separate, stand-alone basis.

As of December 31, 2009, amounts and expiration dates of NOL carryforwards in various non-U.S. taxing jurisdictions were:

(Millions of dollars)
2010	2011	2012	2013	2014 - 2024	Unlimited	Total
$1	$1	$-	$1	$151	$155	$309

Valuation allowances totaling $4 million have been recorded at certain non-U.S. subsidiaries that have not yet demonstrated consistent and/or sustainable profitability to support the recognition of net deferred income tax assets.

As of December 31, 2009, amounts and expiration dates of U.S. foreign tax credits available to carry forward were:

(Millions of dollars)
2010-2018	2019	2020	Total
$-	$8	$9	$17

We adopted the guidance on accounting for uncertainty in income taxes as of January 1, 2007.  A reconciliation of the beginning and ending amounts of gross unrecognized income tax benefits for uncertain income tax positions, including positions impacting only the timing of income tax benefits is as follows:

(Millions of dollars)	2009	2008	2007

Reconciliation of unrecognized income tax benefits (1):
Balance at beginning of year	$21	$16	$30
Additions for income tax positions related to prior year	1	5	-
Reductions for income tax positions related to prior year	(8)	-	(14)
Reductions for income tax positions related to settlements (2)	(7)	-	-
Balance at end of year	$7	$21	$16

 (1) Foreign currency translation amounts are included within each line as applicable.
 (2) Includes cash payment or other reduction of assets to settle liability.

As of December 31, 2009, the amount of unrecognized income tax benefits that, if recognized, would impact the effective tax rate was $2 million.  At December 31, 2008 and December 31, 2007, this amount was $5 million.

We classify interest and penalties on income taxes as a component of the Provision for income taxes.  During the year ended December 31, 2009, we recognized a benefit of $1 million in interest and penalties.  During the years ended December 31, 2008 and 2007, we recognized an expense of $1 million and $2 million, respectively.  For the years ended December 31, 2009, 2008 and 2007, the total amount of accrued interest and penalties was $5 million, $6 million and $5 million, respectively.

It is expected that the amount of unrecognized income tax benefits will change in the next 12 months.  However, we do not expect the change to have a significant impact on our results of operations or financial position.

The Internal Revenue Service is currently examining our U.S. income tax returns for 2005 and 2006, and completed its field examination of our U.S. income tax returns for 1992 to 2004 as part of the overall Caterpillar examination.  For tax years 1992 to 1994, Caterpillar expects to litigate issues unrelated to us.  The appeals process for tax years 1995 to 1999 was completed in 2009.  Caterpillar has also entered into the appeals process for tax years 2000 to 2004 for adjustments primarily related to export benefits but unrelated to us.  The ultimate disposition of all matters related to each of the aforementioned audit cycles is not expected to have a material impact on our results of operations or financial position.

In our major non-U.S. jurisdictions, tax years are typically subject to examination for three to six years.

NOTE 13 – FAIR VALUE DISCLOSURES

A.  Fair Value Measurements

We adopted the accounting guidance on fair value measurements as of January 1, 2008.  See Note 1M for additional information.  This guidance defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.  This guidance also specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques.  Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions.  In accordance with this guidance, fair value measurements are classified under the following hierarchy:

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

Assets and liabilities measured at fair value included in our Consolidated Statements of Financial Position as of December 31, 2009 are summarized below:

(Millions of dollars)	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Assets
Derivative financial instruments, net	$-	$43	$-	$43
Securitized retained interests	-	-	102	102
Total Assets	$-	$43	$102	$145
Liabilities
Guarantees	$-	$-	$4	$4
Total Liabilities	$-	$-	$4	$4

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

Below is a roll-forward of assets and liabilities measured at fair value using Level 3 inputs for the year ended December 31, 2009.  These instruments were valued using pricing models that, in management’s judgment, reflect the assumptions a marketplace participant would use.

(Millions of dollars)	Securitized Retained Interests	Guarantees
Balance as of December 31, 2008	$52	$2
Gains or (losses) included in earnings (realized/unrealized) (1)	(31)	-
Changes in Accumulated other comprehensive income/(loss)	6	-
Purchases, issuances and settlements	75	2
Balance as of December 31, 2009	$102	$4

 (1) Included in Other revenues, net, in the Consolidated Statements of Profit.

Below is a roll-forward of assets and liabilities measured at fair value using Level 3 inputs for the year ended December 31, 2008.  These instruments were valued using pricing models that, in management’s judgment, reflect the assumptions a marketplace participant would use.

(Millions of dollars)	Securitized Retained Interests	Guarantees
Balance as of December 31, 2007	$49	$7
Gains or (losses) included in earnings (realized/unrealized) (1)	(21)	-
Changes in Accumulated other comprehensive income/(loss)	(13)	-
Purchases, issuances and settlements	37	(5)
Balance as of December 31, 2008	$52	$2

(1) Included in Other revenues, net, in the Consolidated Statements of Profit.

The amount of unrealized net losses on securitized retained interests recognized in earnings for the years ended December 31, 2009 and 2008 related to assets still held at December 31, 2009 and 2008 were $28 million and $23 million, respectively.  These losses were reported in Other revenues, net, in the Consolidated Statements of Profit.

As of December 31, 2009 and 2008, in addition to the amounts above, we had impaired loans of $208 million and $108 million, respectively.  A loan is considered impaired when management determines that collection of contractual amounts due is not probable.  In these cases, an allowance for loan losses is established based primarily on the fair value of associated collateral.  As the collateral's fair value is based on observable market prices and/or current appraised values, the impaired loans are classified as Level 2 measurements.

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

Long-term debt – fair value on fixed-rate debt was estimated based on quoted market prices.  Floating-rate debt carrying amounts were considered a reasonable estimate of fair value.  For deposit obligations, carrying value approximated fair value.

The estimated fair values of financial instrument assets and (liabilities) as of December 31 are as follows:

(Millions of dollars)	2009		2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$2,536	$2,536	$1,080	$1,080	$185	$185
Foreign currency contracts:
In a receivable position	$20	$20	$70	$70	$8	$8
In a payable position	$(18)	$(18)	$(113)	$(113)	$(27)	$(27)
Finance receivables, net (excluding finance leases (1))	$14,809	$14,304	$18,051	$17,089	$16,506	$16,407
Short-term borrowings	$(3,721)	$(3,721)	$(7,077)	$(7,077)	$(6,184)	$(6,184)
Long-term debt	$(21,523)	$(22,296)	$(20,634)	$(19,759)	$(18,177)	$(18,322)
Interest rate swaps:
In a net receivable position	$147	$147	$501	$501	$75	$75
In a net payable position	$(106)	$(106)	$(127)	$(127)	$(46)	$(46)
Securitized retained interests	$102	$102	$52	$52	$49	$49
Guarantees	$(4)	$(4)	$(2)	$(2)	$(7)	$(7)

(1)As of December 31, 2009, 2008 and 2007, represents finance leases with a net carrying value of $7.780 billion, $8.951 billion and $8.511 billion, respectively.

NOTE 14 – TRANSACTIONS WITH RELATED PARTIES

We have a Support Agreement with Caterpillar, which provides that Caterpillar will (1) remain, directly or indirectly, our sole owner; (2) cause us to maintain a net worth of at least $20 million and (3) ensure that we maintain a ratio of profit before income taxes and interest expense to interest expense calculated on an annual basis (as defined by the Support Agreement) of not less than 1.15 to 1.  In 2009, 2008 and 2007, Caterpillar did not make any significant capital contributions.  Although this agreement can be modified or terminated by either party, any modification or termination which would adversely affect holders of our debt is required to be approved by holders of 66-2/3 percent of the aggregate outstanding debt.  Caterpillar's obligation under this agreement is not directly enforceable by any of our creditors and does not constitute a guarantee of any of our obligations.  A cash dividend was neither declared nor paid in 2008 or 2009.  A cash dividend of $250 million was paid to Caterpillar in 2007.

The rates/prices for our transactions with Caterpillar are set based on arms-length transactions.

We have variable amount lending agreements and other notes receivable with Caterpillar.  Under these agreements, we may borrow up to $2.4 billion from Caterpillar, and Caterpillar may borrow up to $2.3 billion from us.  The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice.  Information concerning these agreements is as follows:

(Millions of dollars)	2009	2008	2007
Notes payable as of December 31,	$26	$435	$275
Notes receivable as of December 31,	$1,094	$81	$74
Interest expense	$3	$10	$5
Interest earned (1)	$93	$4	$8

(1) Included in Wholesale Finance Revenues in the Consolidated Statements of Profit.

We have agreements with Caterpillar to purchase, at a discount, certain receivables generated by sales of products to Caterpillar dealers and customers.  Under these programs, we use a portion of collections each week to purchase additional receivables.  Information pertaining to these purchases is as below:

(Millions of dollars)	2009	2008	2007
Purchases made	$12,497	$22,056	$20,822
Discounts earned	$163	$243	$327
Balance as of December 31,	$1,073	$2,456	$2,559
Effective interest rate for receivable purchases as of December 31,	5.99%	6.96%	7.83%

We participate in certain marketing programs sponsored by Caterpillar by providing financing to customers at rates below standard rates.  Under these programs, Caterpillar subsidizes an amount at the outset of the transaction, which we then recognize as revenue over the term of the financing.  During 2009, 2008 and 2007, relative to such programs, we received $120 million, $253 million and $336 million, respectively.

We participate in various benefit plans, which are administered by Caterpillar.  These plans include employee medical plans and postretirement benefit plans.  We reimburse Caterpillar for these charges.  During 2009, 2008 and 2007, these charges amounted to $23 million, $26 million and $24 million, respectively.  In addition, we participate in the Caterpillar stock incentive plans.  In 2009, 2008 and 2007, Caterpillar allocated to us $5 million, $7 million and $5 million, respectively, in expenses related to the cost of stock options.  In addition, Caterpillar provides operational and administrative support, which is integral to the conduct of our business.  In 2009, 2008 and 2007, these operational and support charges for which we reimburse Caterpillar amounted to $19 million, $25 million and $23 million, respectively.

We provide administrative support services to certain Caterpillar subsidiaries.  Caterpillar reimburses us for these charges.  During 2009, 2008 and 2007, these charges amounted to $9 million, $12 million and $11 million, respectively.

When appropriate, we combine certain income tax filings with those of Caterpillar.  In such instances, we pay to or receive from Caterpillar our allocated share of income taxes or credits, in accordance with our tax sharing agreement with Caterpillar.

In November 2009, we acquired Caterpillar Japan Limited's noncontrolling interest for $6 million.

NOTE 15 – LEASES

We lease our offices and other property through operating leases.  Rental expense is charged to operations as incurred.  For 2009, 2008 and 2007, total rental expense for operating leases was $15 million, $17 million and $18 million, respectively.  At December 31, 2009, minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year are:

(Millions of dollars)
2010	$13
2011	12
2012	11
2013	11
2014	10
Thereafter	58
Total	$115

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

The four operating segments are as follows:

•	North America: We have offices in the United States and Canada that serve local dealers and customers.
•	Europe: We have offices that serve dealers and customers in Europe, Africa, Middle East and the Confederation of Independent States.
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

(Millions of dollars)
2009	North America	Europe	Asia- Pacific	Diversified Services	Total
External revenue	$1,351	430	479	454	$2,714
Inter-segment revenue	$46	-	-	-	$46
Profit	$31	73	84	71	$259
Interest expense	$577	142	154	221	$1,094
Depreciation and amortization expense	$475	106	132	29	$742
Provision for income taxes	$7	(13)	18	33	$45
Assets as of December 31,	$18,014	5,105	4,814	6,982	$34,915
Expenditures for equipment on operating leases and for non- leased equipment	$461	71	250	194	$976

(Millions of dollars)
2008	North America	Europe	Asia- Pacific	Diversified Services	Total
External revenue	$1,605	553	433	467	$3,058
Inter-segment revenue	$93	-	-	-	$93
Profit	$132	85	75	93	$385
Interest expense	$647	224	153	228	$1,252
Depreciation and amortization expense	$522	120	95	18	$755
Provision for income taxes	$60	(16)	38	38	$120
Assets as of December 31,	$21,272	5,877	5,106	6,608	$38,863
Expenditures for equipment on operating leases and for non- leased equipment	$957	231	344	76	$1,608

(Millions of dollars)
2007	North America	Europe	Asia- Pacific	Diversified Services	Total
External revenue	$1,783	446	319	434	$2,982
Inter-segment revenue	$82	-	-	-	$82
Profit	$233	86	56	119	$494
Interest expense	$731	156	124	203	$1,214
Depreciation and amortization expense	$517	106	63	16	$702
Provision for income taxes	$146	14	32	42	$234
Assets as of December 31,	$18,513	6,273	3,607	4,742	$33,135
Expenditures for equipment on operating leases and for non- leased equipment	$907	269	117	73	$1,366

Reconciliation:
(Millions of dollars)	2009	2008	2007
Interest expense:
Interest expense from segments	$1,094	$1,252	$1,214
Less: Inter-segment Interest expense	(46)	(93)	(82)
Total	$1,048	$1,159	$1,132

(Millions of dollars)	2009	2008	2007
Assets
Assets from segments	$34,915	$38,863	$33,135
Less: Investment in subsidiaries	(1,080)	(1,027)	(1,011)
Less: Inter-segment balances	(3,187)	(4,754)	(2,695)
Total	$30,648	$33,082	$29,429

Inside and outside the United States:

(Millions of dollars)	2009	2008	2007
Revenue
Inside U.S.	$1,338	$1,622	$1,824
Inside Canada	348	396	358
Outside U.S. and Canada	1,028	1,040	800
Total	$2,714	$3,058	$2,982

Equipment on Operating Leases and Non-Leased Equipment (included in Other Assets), Net	2009	2008	2007
Inside U.S.	$1,246	$1,446	$1,453
Inside Canada	901	820	901
Outside U.S. and Canada	929	876	763
Total	$3,076	$3,142	$3,117

NOTE 17 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(Millions of dollars)
2009	First quarter	Second quarter	Third quarter	Fourth quarter
Total revenues	$681	$700	$676	$657
Profit before taxes	$71	$122	$80	$47
Profit	$51	$89	$76	$43

2008
Total revenues	$786	$778	$760	$734
Profit before taxes	$188	$179	$159	$(8)
Profit	$124	$130	$118	$13

2007
Total revenues	$704	$745	$756	$777
Profit before taxes	$183	$188	$189	$174
Profit	$125	$123	$133	$113

NOTE 18 – EMPLOYEE SEPARATION CHARGES

During 2009, we recognized employee separation charges of $10 million, which is included in Other expenses in the Consolidated Statements of Profit, related to various voluntary and involuntary separation programs.  These programs, impacting 164 employees worldwide, were in response to a sharp decline in new business due to the global recession.

The various voluntary and involuntary separation programs initiated are as follows:

U.S. Voluntary Separation Program - During December 2008, Caterpillar Inc. announced a voluntary separation program for certain support and management employees based in the U.S.  Eligible employees had until January 12, 2009 to sign up for the program, and generally until January 31, 2009 to make a final decision.  Participating employees receive severance pay based on current salary level and years of service.  During 2009, 71 of our employees accepted the program, all of which had separated by the end of 2009.

Other Separation Programs - During the first quarter of 2009, we initiated several other separation programs.  These programs, designed specific to the laws and regulations of the individual countries, represent voluntary and involuntary plans for support and management employees.  During 2009, 64 non-U.S. and 29 U.S. employees were subject to the various programs.

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

(Millions of dollars)
Liability balance as of December 31, 2008	$-

2009 Separation charges	$10
2009 Benefit payments and other adjustments	(10)
Liability balance as of December 31, 2009	$-

The following table summarizes the numbers of employees that accepted or were subject to the programs:

2009
Impacted employees as of beginning of period	-
Impacted employees during the period	164
Employee separations during the period	(164)
Impacted employees remaining as of the end of the period	-

All of the employees that accepted or were subject to the programs were separated by the end of 2009.