Form 10-Q
period 2010-03-31
CATERPILLAR FINANCIAL SERVICES CORP
filed 2010-05-03
CIK 764764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes [    ]   No [ ✓ ]

As of May 3, 2010, one share of common stock of the Registrant was outstanding, which is owned by Caterpillar Inc.

UNAUDITED

PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
In addition to the accompanying unaudited consolidated financial statements for Caterpillar Financial Services Corporation (together with its subsidiaries, "Cat Financial," "the Company," "we," "us" or "our"), we suggest that you read our 2009 Annual Report on Form 10-K.  The Company files electronically with the Securities and Exchange Commission (SEC) required reports on Form 8-K, Form 10-Q and Form 10-K.  The public may read and copy any materials the Company has filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.  Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q and any amendments to these reports filed or furnished with the SEC are available free of charge through our Internet site (www.catfinancial.com) as soon as reasonably practicable after filing with the SEC.  Copies may also be obtained free of charge by writing to:  Legal Dept., Caterpillar Financial Services Corporation, 2120 West End Ave., Nashville, Tennessee 37203-0001.  In addition, the public may obtain more detailed information about our parent company, Caterpillar Inc. (together with its subsidiaries, "Caterpillar" or "Cat") by visiting its Internet site (www.cat.com).  None of the information contained at any time on our Internet site or that of Caterpillar’s or the SEC’s Internet sites is incorporated by reference into this document.

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF PROFIT
(Unaudited)
(Dollars in Millions)
	Three Months Ended
	March 31,
	2010	2009
Revenues:
Retail finance	$345	$372
Operating lease	225	220
Wholesale finance	40	72
Other, net	21	17
Total revenues	631	681

Expenses:
Interest	234	282
Depreciation on equipment leased to others	176	173
General, operating and administrative	91	81
Provision for credit losses	48	38
Other	11	18
Total expenses	560	592

Other income (expense)	-	(18)

Profit before income taxes	71	71

Provision for income taxes	16	16

Profit of consolidated companies	55	55

Less: Profit attributable to noncontrolling interests	2	4

Profit1	$53	$51

1Profit attributable to Caterpillar Financial Services Corporation.

    See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in Millions, except share data)

	March 31,	December 31,
	2010	2009
Assets:
Cash and cash equivalents	$1,793	$2,536
Finance receivables
Retail notes receivable	8,543	8,499
Wholesale notes receivable	1,554	1,559
Finance leases and installment sale contracts - Retail	13,509	13,895
Finance leases and installment sale contracts - Wholesale	450	506
	24,056	24,459
Less: Unearned income	(1,435)	(1,493)
Less: Allowance for credit losses	(394)	(377)
Total net finance receivables	22,227	22,589

Notes receivable from Caterpillar	1,099	1,094
Equipment on operating leases,
less accumulated depreciation	2,835	2,987
Deferred and refundable income taxes	139	123
Other assets	1,357	1,319
Total assets	$29,450	$30,648

Liabilities and stockholder’s equity:
Payable to dealers and others	$126	$160
Payable to Caterpillar - other	38	43
Accrued expenses	334	404
Income taxes payable	91	103
Payable to Caterpillar - borrowings	600	26
Short-term borrowings	3,496	3,721
Current maturities of long-term debt	4,794	5,399
Long-term debt	15,913	16,124
Deferred income taxes and other liabilities	595	525
Total liabilities	25,987	26,505

Commitments and contingent liabilities (Notes 7 and 8)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid-in amount)	745	745
Additional paid-in capital	2	2
Retained earnings	2,509	3,062
Accumulated other comprehensive income (loss)	135	264
Noncontrolling interests	72	70
Total stockholder’s equity	3,463	4,143

Total liabilities and stockholder’s equity	$29,450	$30,648

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Unaudited)
(Dollars in Millions)

Three Months Ended March 31, 2009	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total	Comprehensive loss
Balance at December 31, 2008	$745	$-	$2,803	$(37)	$61	$3,572
Profit of consolidated companies			51		4	55	$55
Foreign currency translation,
net of tax of $38				(98)	(1)	(99)	(99)
Derivative financial instruments
Gains (losses) deferred,
net of tax of $4				(9)		(9)	(9)
(Gains) losses reclassified to earnings, net of tax of $7				13		13	13
Retained interests
Gains (losses) deferred,
net of tax of $5				(9)		(9)	(9)
(Gains) losses reclassified to earnings, net of tax of $7				14		14	14
Balance at March 31, 2009	$745	$-	$2,854	$(126)	$64	$3,537	$(35)

Three Months Ended March 31, 2010
Balance at December 31, 2009	$745	$2	$3,062	$264	$70	$4,143
Adjustment to adopt consolidation of variable-interest entities	-	-	(6)	3	-	(3)
Balance at January 1, 2010	$745	$2	$3,056	$267	$70	$4,140
Profit of consolidated companies			53		2	55	$55
Dividend paid to Cat Inc.			(600)			(600)	-
Foreign currency translation,
net of tax of $64				(139)		(139)	(139)
Derivative financial instruments
Gains (losses) deferred,
net of tax of $2				(4)		(4)	(4)
(Gains) losses reclassified to earnings, net of tax of $6				11		11	11
Balance at March 31, 2010	$745	$2	$2,509	$135	$72	$3,463	$(77)

    See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Profit of consolidated companies	$55	$55
Adjustments for non-cash items:
Depreciation and amortization	183	180
Amortization of receivables purchase discount	(27)	(47)
Provision for credit losses	48	38
Gain on sales of receivables	-	(3)
Other, net	(71)	(82)
Changes in assets and liabilities:
Receivables from others	26	114
Other receivables/payables with Caterpillar	-	(30)
Payable to dealers and others	-	(38)
Accrued interest payable	(16)	44
Accrued expenses and other liabilities, net	8	(88)
Income taxes payable	(22)	63
Proceeds on interest rate swaps	-	187
Net cash provided by operating activities	184	393

Cash flows from investing activities:
Expenditures for equipment on operating leases and for non-leased equipment	(174)	(222)
Proceeds from disposals of equipment	336	184
Additions to finance receivables	(4,816)	(5,795)
Collections of finance receivables	5,093	6,887
Proceeds from sales of receivables	2	420
Net change in variable lending to Caterpillar	(6)	36
Additions to other notes receivable with Caterpillar	-	(1,500)
Restricted cash and cash equivalents activity, net	(14)	-
Other, net	25	(16)
Net cash provided by (used in) investing activities	446	(6)

Cash flows from financing activities:
Net change in variable lending from Caterpillar	(26)	(401)
Proceeds from borrowings with Caterpillar	600	-
Proceeds from debt issued (original maturities greater than three months)	1,264	4,697
Payments on debt issued (original maturities greater than three months)	(2,729)	(3,116)
Short-term borrowings, net (original maturities three months or less)	167	(1,386)
Dividend paid to Caterpillar	(600)	-
Net cash used in financing activities	(1,324)	(206)

Effect of exchange rate changes on cash	(49)	(3)

(Decrease) Increase in cash and cash equivalents	(743)	178

Cash and cash equivalents at beginning of year	2,536	1,080

Cash and cash equivalents at end of period	$1,793	$1,258

Non-cash activity: On January 1, 2010, we adopted the provisions of the new consolidation of variable-interest entities accounting guidance, which resulted in the consolidation of qualifying special purpose entities related to our asset-backed securitization program which had previously been recorded off-balance sheet. Please refer to Note 9.

    See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Notes to Consolidated Financial Statements
(Unaudited)
1.	Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated profit for the three months ended March 31, 2010 and 2009, (b) the consolidated financial position as of March 31, 2010 and December 31, 2009, (c) the consolidated changes in stockholder's equity for the three months ended March 31, 2010 and 2009 and (d) the consolidated cash flows for the three months ended March 31, 2010 and 2009.  The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC, requires management to make estimates and assumptions that affect the reported amounts.  The most significant estimates are the allowance for credit losses and residual values for leased assets.  Actual results may differ from these estimates.  Certain amounts for prior periods have been reclassified to conform to the current period presentation.

Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

The December 31, 2009 financial position data included herein was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Comprehensive loss is comprised of Profit of consolidated companies, as well as adjustments for foreign currency translation, derivative instruments designated as cash flow hedges and retained interests.  Total Comprehensive loss for the three months ended March 31, 2010 and 2009 was $77 million and $35 million, respectively.

We consolidate all variable-interest entities (VIEs) where we are the primary beneficiary.  For VIEs, we assess whether we are the primary beneficiary as prescribed by the accounting guidance on the consolidation of VIEs.  The primary beneficiary of a VIE is the party that has the power to direct the activities that most significantly impact the performance of the entity and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entity.  Please refer to Notes 7 and 9 for more information.

UNAUDITED

2.	Accumulated other comprehensive income (loss)

    Comprehensive income (loss) and its components are presented in the Consolidated Statements of Changes in Stockholder's Equity.  Accumulated other comprehensive income (loss), net of tax, consisted of the following as of:

(Millions of dollars)
	March 31, 2010	March 31, 2009
Foreign currency translation	$169	$(58)
Derivative financial instruments	(34)	(66)
Retained interests	-	(2)
Total Accumulated other comprehensive income (loss)	$135	$(126)

3.	New Accounting Pronouncements

Fair value measurements - In September 2006, the FASB issued accounting guidance on fair value measurements, which provides a common definition of fair value and a framework for measuring assets and liabilities at fair values when a particular standard prescribes it. In addition, this guidance expands disclosures about fair value measurements.  In February 2008, the FASB issued additional guidance that (1) deferred the effective date of the original guidance for one year for certain nonfinancial assets and nonfinancial liabilities and (2) removed certain leasing transactions from the scope of the original guidance.  We applied this new guidance to financial assets and liabilities effective January 1, 2008 and nonfinancial assets and liabilities effective January 1, 2009.  The adoption of this guidance did not have a material impact on our financial statements.  See Note 4 for additional information.

In January 2010, the FASB issued new accounting guidance that requires the gross presentation of activity within the Level 3 fair value measurement roll forward and details of transfers in and out of Level 1 and 2 fair value measurements.  It also clarifies existing disclosure requirements regarding the level of disaggregation of fair value measurements and disclosures on inputs.  We adopted this new accounting guidance for the quarterly period ended March 31, 2010.  The adoption of this guidance did not have a material impact on our financial statements.  See Note 4 for additional information.

Employers' disclosures about postretirement benefit plan assets - In December 2008, the FASB issued accounting guidance on employers' disclosures about postretirement benefit plan assets. This guidance expands the disclosure set forth in previous guidance by adding required disclosures about (1) how investment allocation decisions are made by management, (2) major categories of plan assets and (3) significant concentration of risk. Additionally, this guidance requires an employer to disclose information about the valuation of plan assets similar to that required under the accounting guidance on fair value measurements.  The adoption of this guidance did not have a material impact to our Statements of Financial Position since Cat Financial is considered a participant in the Caterpillar retirement plan for which we are charged a share of plan expenses, but are not required to record assets or liabilities of the plan.

Business combinations and noncontrolling interests in consolidated financial statements - In December 2007, the FASB issued accounting guidance on business combinations and noncontrolling interests in consolidated financial statements.  The guidance on business combinations requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed. Further, it changes the accounting for acquired in-process research and development assets, contingent consideration, partial acquisitions and transaction costs.  Under the guidance on noncontrolling interests, all entities are required to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. In addition, transactions between an entity and noncontrolling interests are treated as equity transactions.  We adopted this new guidance on January 1, 2009.  As required, the guidance on noncontrolling interests was adopted through retrospective application.  The adoption of this guidance did not have a material impact on our financial statements.

UNAUDITED

Disclosures about derivative instruments and hedging activities - In March 2008, the FASB issued accounting guidance on disclosures about derivative instruments and hedging activities.  This guidance expands disclosures for derivative instruments by requiring entities to disclose the fair value of derivative instruments and their gains or losses in tabular format.  It also requires disclosure of information about credit risk-related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments.  We adopted this new guidance on January 1, 2009.  The adoption of this guidance did not have a material impact on our financial statements.  See Note 6 for additional information.

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

In February 2010, the FASB issued new accounting guidance that amends the previous guidance to (1) eliminate the requirement for an SEC filer to disclose the date through which it has evaluated subsequent events, (2) clarify the period through which conduit bond obligors must evaluate subsequent events and (3) refine the scope of the disclosure requirements for reissued financial statements.  We adopted this new accounting guidance for our financial statements for the quarterly period ended March 31, 2010.  The adoption of this guidance did not have a material impact on our financial statements.

Accounting for transfers of financial assets - In June 2009, the FASB issued accounting guidance on accounting for transfers of financial assets.  This guidance amends previous guidance and includes: the elimination of the qualifying special-purpose entity (QSPE) concept; a new participating interest definition that must be met for transfers of portions of financial assets to be eligible for sale accounting; clarifications and changes to the derecognition criteria for a transfer to be accounted for as a sale; and a change to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor.  Additionally, the guidance requires extensive new disclosures regarding an entity's involvement in a transfer of financial assets.  Finally, existing QSPEs (prior to the effective date of this guidance) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance upon the elimination of this concept.  We adopted this new guidance on January 1, 2010.  The adoption of this guidance did not have a material impact on our financial statements.  See Note 9 for additional information.

UNAUDITED

Consolidation of variable-interest entities - In June 2009, the FASB issued accounting guidance on the consolidation of VIEs.  This new guidance revises previous guidance by eliminating the exemption for QSPEs, by establishing a new approach for determining who should consolidate a VIE and by changing when it is necessary to reassess who should consolidate a VIE.  We adopted this new guidance on January 1, 2010.  The adoption of this guidance resulted in the consolidation of QSPEs related to our asset-backed securitization program that were previously not recorded on our consolidated financial statements.  The adoption of this guidance did not have a material impact on our financial statements.

4.	Fair Value Measurements

A.	Fair Value Measurements

The guidance on fair value measurements defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.  This guidance also specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques.  Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions.  In accordance with this guidance, fair value measurements are classified under the following hierarchy:

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

Derivative financial instruments
The fair value of interest rate swap derivatives is primarily based on models that utilize the appropriate market-based forward swap curves and zero-coupon interest rates to determine discounted cash flows.  The fair value of foreign currency forward contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward rate.

UNAUDITED

Securitized retained interests
The fair value of securitized retained interests was based upon a valuation model that calculated the present value of future expected cash flows, which used key assumptions for credit losses, prepayment rates and discount rates.  These assumptions were based on our historical experience, market trends and anticipated performance relative to the particular assets securitized.

Guarantees
The fair value of guarantees is based upon the premium we would require to issue the same guarantee in a stand-alone arms-length transaction with an unrelated party.  If quoted or observable market prices are not available, fair value is based upon internally developed models that utilize current market-based assumptions.

Assets and liabilities measured at fair value included in our Consolidated Statements of Financial Position as of March 31, 2010 and December 31, 2009 are summarized below:

(Millions of dollars)
	March 31, 2010
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Assets
Derivative financial instruments, net	$-	$105	$-	$105
Total Assets	$-	$105	$-	$105
Liabilities
Guarantees	$-	$-	$6	$6
Total Liabilities	$-	$-	$6	$6

	December 31, 2009
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Assets
Derivative financial instruments, net	$-	$43	$-	$43
Securitized retained interests	-	-	102	102
Total Assets	$-	$43	$102	$145
Liabilities
Guarantees	$-	$-	$4	$4
Total Liabilities	$-	$-	$4	$4

Below are roll-forwards of assets and liabilities measured at fair value using Level 3 inputs for the three months ended March 31, 2010 and 2009.  These instruments were valued using pricing models that, in management’s judgment, reflect the assumptions a marketplace participant would use.

(Millions of dollars)	Securitized Retained Interests	Guarantees
Balance as of December 31, 2009	$102	$4
Adjustment to adopt consolidation of variable-interest entities	(102)	-
Issuance of guarantees	-	2
Balance as of March 31, 2010	$-	$6

UNAUDITED

(Millions of dollars)	Securitized Retained Interests	Guarantees
Balance as of December 31, 2008	$52	$2
Gains or (losses) included in earnings (realized/unrealized)1	(21)	-
Changes in Accumulated other comprehensive income (loss)	7	-
Purchases, issuances and settlements	6	1
Balance as of March 31, 2009	$44	$3

1Included in Other revenues, net, in the Consolidated Statements of Profit.

The amount of unrealized net losses on securitized retained interests included in earnings for the three months ended March 31, 2009 related to assets still held at March 31, 2009 was $21 million.  These losses were reported in Other revenues, net, in the Consolidated Statements of Profit.

In addition to the amounts above, we had impaired loans of $255 million and $208 million as of March 31, 2010 and December 31, 2009, respectively.  A loan is considered impaired when management determines that collection of contractual amounts due is not probable.  In these cases, an allowance for loan losses is established based primarily on the fair value of associated collateral.  As the collateral's fair value is based on observable market prices and/or current appraised values, the impaired loans are classified as Level 2 measurements.

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

Restricted cash and cash equivalents – carrying amount approximated fair value.

Short-term borrowings – carrying amount approximated fair value.

Long-term debt – fair value on fixed and floating-rate debt was estimated based on quoted market prices.  For deposit obligations, carrying value approximated fair value.

UNAUDITED

Please refer to the table below for the fair values of our financial instruments.
(Millions of dollars)	Fair Values of Financial Instruments
	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,793	$1,793	$2,536	$2,536
Foreign currency contracts:
In a receivable position	$7	$7	$20	$20
In a payable position	$(6)	$(6)	$(18)	$(18)
Finance receivables, net (excluding finance leases1)	$14,833	$14,346	$14,809	$14,304
Restricted cash and cash equivalents2	$151	$151	$13	$13
Short-term borrowings	$(3,496)	$(3,496)	$(3,721)	$(3,721)
Long-term debt	$(20,707)	$(21,625)	$(21,523)	$(22,296)
Interest rate swaps:
In a net receivable position	$176	$176	$147	$147
In a net payable position	$(72)	$(72)	$(106)	$(106)
Securitized retained interests	$-	$-	$102	$102
Guarantees	$(6)	$(6)	$(4)	$(4)

1 As of March 31, 2010 and December 31, 2009, represents finance leases with a net carrying value of $7,394 million and $7,780 million, respectively.
2 Included in Other assets in the Consolidated Statements of Financial Position.

5.	Segment Information

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
•
Diversified Services: This segment includes our Global Power Finance Division (formerly the Marine Services Division and Cat Power Finance) and our offices in Latin America that serve local dealers and customers.  The Global Power Finance Division finances marine vessels with Caterpillar engines, for all countries, and also provides debt financing for Caterpillar electrical power generation, gas compression and co-generation systems, as well as non-Caterpillar equipment that is powered by these systems, for all countries.

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

As noted above, the segment information is presented on a management-reporting basis.  Unlike financial reporting, there is no authoritative guidance for management reporting equivalent to generally accepted accounting principles.

Supplemental segment data for the three months ended March 31,
(Millions of dollars) 2010	North America	Europe	Diversified Services	Asia-Pacific	Total
External revenue	$300	$95	$112	$124	$631
Inter-segment revenue	7	-	-	-	7
Profit (loss)	(10)	17	21	25	53

2009	North America	Europe	Diversified Services	Asia-Pacific	Total
External revenue	$347	$112	$110	$112	$681
Inter-segment revenue	13	-	-	-	13
Profit	12	12	15	12	51

(Millions of dollars)	North America	Europe	Diversified Services	Asia-Pacific	Total
Assets as of March 31, 2010	$16,756	$4,477	$6,956	$4,686	$32,875

Assets as of December 31, 2009	$18,014	$5,105	$6,982	$4,814	$34,915

(Millions of dollars) Reconciliation of assets:	March 31, 2010	December 31, 2009
Assets from segments	$32,875	$34,915
Less: Investment in subsidiaries	(1,089)	(1,080)
Less: Inter-segment balances	(2,336)	(3,187)
Total	$29,450	$30,648

UNAUDITED
6.	Derivative Financial Instruments and Risk Management

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

All derivatives are recognized on the Consolidated Statements of Financial Position at their fair value.  On the date the derivative contract is entered, we designate the derivative as (1) a hedge of the fair value of a recognized asset or liability (fair value hedge), (2) a hedge of a forecasted transaction or the cash flow variability associated with variable-rate debt (cash flow hedge) or (3) an undesignated instrument.  Changes in the fair value of a derivative that is qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged liability that is attributable to the hedged risk, are recorded in current earnings.  Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge are recorded in Accumulated other comprehensive income (loss) (AOCI) until they are reclassified to earnings in the same period or periods during which the hedged transaction affects earnings.  Changes in the fair value of undesignated derivative instruments and the ineffective portion of designated derivative instruments are reported in current earnings.  Cash flows from designated derivative financial instruments are classified within the same category as the item being hedged on the Consolidated Statements of Cash Flows.  Cash flows from undesignated derivative financial instruments are included in the investing category on the Consolidated Statements of Cash Flows.

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

We have a match-funding policy that addresses interest rate risk by aligning the interest rate profile (fixed or floating rate) of our debt portfolio with the interest rate profile of our receivables portfolio within predetermined ranges on an ongoing basis.  In connection with that policy, we use interest rate derivative instruments to modify the debt structure to match assets within the receivables portfolio.  This matched funding reduces the volatility of margins between interest-bearing assets and interest-bearing liabilities, regardless of which direction interest rates move.

UNAUDITED
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

As of March 31, 2010, $27 million of deferred net losses, net of tax, included in equity, related to our floating-to-fixed interest rate swaps, are expected to be reclassified to Interest expense over the next twelve months.  The actual amount recorded in Interest expense will vary based on interest rates at the time the hedged transactions impact earnings.

We have, at certain times, liquidated fixed-to-floating and floating-to-fixed interest rate swaps.  During the first quarter of 2009, we liquidated fixed-to-floating interest rate swaps that resulted in deferred gains of $187 million, which are included in Long-term debt in the Consolidated Statements of Financial Position.  The deferred gains or losses associated with these interest rate swaps at the time of liquidation are amortized to Interest expense over the remaining term of the underlying hedged item.

The location and fair value of derivative instruments reported in the Consolidated Statements of Financial Position are as follows:

(Millions of dollars)
		Asset (Liability) Fair Value
	Consolidated Statements of Financial Position Location	March 31, 2010	December 31, 2009
Designated derivatives
Interest rate contracts	Other assets	$175	$145
Interest rate contracts	Accrued expenses	(67)	(100)
		$108	$45
Undesignated derivatives
Foreign exchange contracts	Other assets	$7	$20
Foreign exchange contracts	Accrued expenses	(6)	(18)
Interest rate contracts	Other assets	1	2
Interest rate contracts	Accrued expenses	(5)	(6)
		$(3)	$(2)

For the three months ended March 31, 2010 and 2009, the deferred gains (losses) recorded in AOCI on the Consolidated Statements of Changes in Stockholder’s Equity associated with our cash flow interest rate contract hedges are as follows:

(Millions of dollars)
Balance as of December 31, 2009, net of tax of $21	$(41)
Gains (losses) deferred during the year, net of tax of $2	(4)
(Gains) losses reclassified to earnings, net of tax of $6	11
Balance as of March 31, 2010, net of tax of $17	$(34)

UNAUDITED

(Millions of dollars)
Balance as of December 31, 2008, net of tax of $38	$(70)
Gains (losses) deferred during the year, net of tax of $4	(9)
(Gains) losses reclassified to earnings, net of tax of $7	13
Balance as of March 31, 2009, net of tax of $35	$(66)

The effect of derivatives designated as hedging instruments on the Consolidated Statements of Profit is as follows:

Fair Value Hedges
(Millions of dollars)

		Three Months Ended March 31, 2010
	Classification	Gains (Losses) on Derivative	Gains (Losses) on Borrowings
Interest rate contracts	Other income (expense)	$53	$(51)
		$53	$(51)

		Three Months Ended March 31, 2009
	Classification	Gains (Losses) on Derivative	Gains (Losses) on Borrowings
Interest rate contracts	Other income (expense)	$(60)	$79
		$(60)	$79

Cash Flow Hedges
(Millions of dollars)

		Three Months Ended March 31, 2010
	Classification of Gains (Losses)	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(17)	$-
Interest rate contracts	Other income (expense)	-	1
		$(17)	$1

		Three Months Ended March 31, 2009
	Classification of Gains (Losses)	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(20)	$-
Interest rate contracts	Other income (expense)	-	1
		$(20)	$1

UNAUDITED

The effect of derivatives not designated as hedging instruments on the Consolidated Statements of Profit is as follows:

Undesignated Derivatives (Millions of dollars)
	Classification of Gains or (Losses)	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Foreign exchange contracts	Other income (expense)	$23	$15
Interest rate contracts	Other income (expense)	1	(3)
		$24	$12

7.	Guarantees

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

No loss has been experienced or is anticipated under any of these guarantees.  The recorded liability for these guarantees was $6 million as of March 31, 2010 and $4 million as of December 31, 2009.  The maximum potential amount of future payments (undiscounted and without reduction for any amount that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees are as follows:

(Millions of dollars)	March 31, 2010	December 31, 2009
Customer guarantees	$143	$157
Limited indemnity	20	20
Total guarantees	$163	$177

We provide guarantees to repurchase certain loans of Caterpillar dealers from a financial trust (Trust) that qualifies as a variable-interest entity.  The purpose of the Trust is to provide short-term working capital loans to Caterpillar dealers.  This Trust issues commercial paper and uses the proceeds to fund its loan program.  We have a loan purchase agreement with the Trust that obligates us to purchase certain loans that are not paid at maturity.  We receive a fee for providing this guarantee, which provides a source of liquidity for the Trust.  We determined that we are the primary beneficiary of the Trust as our guarantees result in us having both the power to direct the activities that most significantly impact the Trust's economic performance and the obligation to absorb losses, and therefore we have consolidated the financial statements of the Trust.  As of March 31, 2010 and December 31, 2009, the Trust's assets of $254 million and $231 million, respectively, are primarily comprised of loans to dealers, which are included in Retail notes receivable in the Consolidated Statements of Financial Position, and the Trust's liabilities of $254 million and $231 million, respectively, are primarily comprised of commercial paper, which is included in Short-term borrowings in the Consolidated Statements of Financial Position.  No loss has been experienced or is anticipated under this loan purchase agreement.  Our assets are not available to pay creditors of the Trust, except to the extent we may be obligated to perform under the guarantee, and assets of the Trust are not available to pay our creditors.

UNAUDITED
8.	Contingencies

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

9.	Sales and Servicing of Finance Receivables

We securitize certain finance receivables relating to our retail installment sale contracts and finance leases as part of our asset-backed securitization program.  In addition, we have sold interests in wholesale receivables to third-party commercial paper conduits.  These transactions provide a source of liquidity and allow for better management of our balance sheet capacity.  Included in our other managed assets are individual loans and leases that have been sold to third parties to mitigate the concentration of credit risk with certain customers.  None of the receivables that are directly or indirectly sold or transferred to third parties in any of the foregoing transactions are available to pay our creditors.

Securitized Retail Installment Sale Contracts and Finance Leases
We periodically transfer certain finance receivables relating to our retail installment sale contracts and finance leases to special purpose entities (SPEs) as part of our asset-backed securitization program.  The SPEs have limited purposes and generally are only permitted to purchase the finance receivables, issue asset-backed securities and make payments on the securities.  The SPEs only issue a single series of securities and generally are dissolved when those securities have been paid in full.  The SPEs issue debt to pay for the finance receivables they acquire from us.  The primary source for repayment of the debt is the cash flows generated from the finance receivables owned by the SPEs.  The assets of the SPEs are legally isolated and are not available to pay our creditors.  We retain interests in our securitization transactions, including subordinated certificates issued by the SPEs, rights to cash reserves, and residual interests.  For bankruptcy analysis purposes, we sold the finance receivables to the SPEs in a true sale and the SPEs are separate legal entities.  The investors and the SPEs have no recourse to any of our other assets for failure of debtors to pay when due.

In accordance with the new consolidation accounting guidance adopted on January 1, 2010, these SPEs were concluded to be variable-interest entities (VIEs). We determined that we were the primary beneficiary based on our power to direct activities through our role as servicer and our obligation to absorb losses and right to receive benefits and therefore consolidated the entities using the carrying amounts of the SPEs assets and liabilities.

The restricted assets (Finance leases and installment sale contracts - Retail, Allowance for credit losses and Other assets) of these consolidated SPEs totaled $354 million at March 31, 2010.  The liabilities (Accrued expenses, Current maturities of long-term debt and Deferred income taxes and other liabilities) of these consolidated SPEs totaled $284 million at March 31, 2010.

UNAUDITED
Prior to January 1, 2010, the SPEs were considered to be QSPEs and thus not consolidated.  Our retained interests in the securitized assets were classified as available-for-sale securities and were included in Other assets in our Consolidated Statements of Financial Position at fair value.  We estimated fair value and cash flows using a valuation model and key assumptions for credit losses, prepayment rates and discount rates.  These assumptions were based on our historical experience, market trends and anticipated performance relative to the particular assets securitized.

The fair value of the retained interests in all securitizations of retail finance receivables outstanding totaled $102 million (cost basis of $107 million) as of December 31, 2009.  The fair value of the retained interests as of December 31, 2009 that have been in a continuous unrealized loss position for twelve months or longer totaled $102 million (cost basis of $107 million).  Key assumptions used to determine the fair value of the retained interests as of December 31, 2009 were:

(Millions of dollars)	December 31, 2009
Cash flow weighted-average discount rates on retained interests	7.7% to 12.4%
Weighted-average maturity in months	22
Expected prepayment rate	18.0%
Expected credit losses	4.7% to 4.8%

To estimate the impact on income due to changes to the key economic assumptions used to estimate the fair value of residual cash flows in retained interests from retail finance receivable securitizations, we performed a sensitivity analysis of the fair value of the retained interests by applying a 10 percent and 20 percent adverse change to the individual assumptions.  This estimate does not adjust for other variations that may occur should one of the assumptions actually change.  Accordingly, no assurance can be given that actual results would be consistent with the results of our estimate.  The effect of a variation in a particular assumption on the fair value of residual interest in securitization transactions was calculated without changing any other assumptions and changes in one factor may result in changes in another.  Our sensitivity analysis indicated that the impact of a 20 percent adverse change in individual assumptions used to calculate the fair value of all our retained interests as of December 31, 2009 would be $11 million or less.

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

We also retain servicing responsibilities and receive a fee of approximately one percent of the remaining value of the finance receivables for our servicing responsibilities.  We generally have not recorded a servicing asset or liability since the servicing fee is considered fair market compensation.  Servicing income was included in Other revenues, net, in our Consolidated Statements of Profit prior to January 1, 2010 and is now eliminated in consolidation.

To maintain competitiveness in the capital markets and to have effective and efficient use of alternative funding sources, we may elect to provide additional reserve support to these SPEs.

UNAUDITED

Sale of Interests in Wholesale Receivables
We purchase North American Caterpillar Dealer trade receivables (NACD Receivables) at a discount.  The discount is an estimate of the amount of financing revenue that would be earned at a market rate on the NACD Receivables over their expected life.  During 2009, we sold interests in the NACD Receivables through a revolving structure to third-party commercial paper conduits, asset-backed commercial paper issuers that are SPEs of the sponsor bank and are not consolidated by us.  The transfers to the conduits were accounted for as sales.  The gain, included in Other revenues, net, in our Consolidated Statements of Profit, is principally the difference between the unearned discount on the NACD Receivables sold to the third-party commercial paper conduits less related costs incurred over their remaining term.  Expected credit losses were assumed to be zero because dealer receivables have historically had no losses and none are expected in the future.  We received an annual servicing fee of approximately 0.5 percent of the average outstanding principal balance of the interests in the NACD Receivables sold to the third-party commercial paper conduits.  We generally do not record a servicing asset or liability since the servicing fee is considered fair market compensation.  During the three months ended March 31, 2009, we recognized a pre-tax gain on the sale of wholesale receivables of $2 million.  As of March 31, 2010 and December 31, 2009, there were no NACD Receivables sold to the conduits.

The cash collections from the NACD Receivables are first applied to satisfy any obligations to the third-party commercial paper conduits.  The third-party commercial paper conduits have no recourse to our assets, other than the NACD Receivables that we continue to hold.

Cash flows from sale of interests in wholesale receivables
(Millions of dollars)	For Three Months Ended March 31,
	2010	2009
Cash proceeds from sales of receivables to conduits	$-	$393
Cash flows received on the interests that continue to be held	$1,463	$2,514

In addition to the NACD Receivables, we purchase other trade receivables from Caterpillar entities at a discount. The discount is an estimate of the amount of financing revenue that would be earned at a market rate on these trade receivables over their expected life.  The discount is amortized into revenue on an effective yield basis over the life of the receivables and recognized as Wholesale finance revenue.  Amortized discounts for the NACD and other trade receivables were $27 million and $47 million for the three months ended March 31, 2010 and 2009, respectively.  In the Consolidated Statements of Cash Flows, collection of the discount is included in investing activities as the receivables are collected.

Other Managed Assets
We also sell individual leases and finance receivables to third parties with limited or no recourse to us to either reduce our concentration of credit risk related to certain customers or as an additional source of liquidity.  In accordance with accounting for transfers and servicing of financial assets, the transfers to the third parties are accounted for as sales. We maintain servicing responsibilities for these third-party assets, which totaled $422 million and $477 million as of March 31, 2010 and December 31, 2009, respectively.  Since we do not receive a servicing fee for these assets, a servicing liability is recorded.  As of March 31, 2010, this liability is not significant.

UNAUDITED
10.	Income Taxes

The provision for income taxes in the first quarter of 2010 reflects an estimated annual effective tax rate of 22 percent, which is unchanged from the first quarter of 2009.  The first quarter 2010 estimated annual tax rate, when compared to the estimated annual tax rate for the first quarter of 2009, includes benefits associated with expected changes in the geographic mix of our pre-tax results, offset by a negative impact associated with the expiration, at the end of 2009, of certain U.S. income tax laws.  Should those laws be subsequently reinstated in 2010, our 2010 estimated annual effective tax rate would not be significantly impacted.

UNAUDITED
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

OVERVIEW:  FIRST QUARTER 2010 VS. FIRST QUARTER 2009
We reported first-quarter revenues of $631 million, a decrease of $50 million, or 7 percent, compared with the first quarter of 2009.  First-quarter profit after tax was $53 million, a $2 million increase over the first quarter of 2009.

•
The decrease in revenues was principally due to a $71 million impact from lower earning assets (finance receivables and operating leases at constant interest rates) and an $11 million unfavorable impact from returned or repossessed equipment, which were partially offset by the absence of a $22 million write-down on retained interests related to the securitized asset portfolio that occurred in the first quarter of 2009 and a $20 million favorable impact from higher interest rates on new and existing finance receivables.

•
Profit before income taxes was $71 million for the first quarter of 2010, which is unchanged from the first quarter of 2009.  First-quarter profit before income taxes improved due to a $26 million improvement in net currency exchange gains and losses compared with the first quarter of 2009, the absence of a $22 million write-down on retained interests related to the securitized asset portfolio that occurred in the first quarter of 2009, a $19 million improvement in net yield on average earning assets and the absence of a $10 million impact from employee separation charges in the first quarter of 2009.  These improvements in pre-tax profit were offset by a $25 million unfavorable impact from lower average earning assets, a $16 million unfavorable impact due to the absence of favorable mark-to-market adjustments that were recorded on interest rate derivative contracts in the first quarter of 2009, an $11 million unfavorable impact from returned or repossessed equipment, a $10 million increase in the provision for credit losses, a $10 million increase in general, operating and administrative expense and other miscellaneous items.

•	The provision for income taxes in the first quarter of 2010 reflects an estimated annual effective tax rate of 22 percent, which is unchanged from the first quarter of 2009.

•
New retail financing was $1.8 billion, an increase of $241 million, or 15 percent from first quarter of 2009.  The increase primarily related to improvement in our North America and Asia-Pacific operating segments.

•
At the end of the first quarter 2010, past dues were 6.06 percent, which increased from 5.54 percent at the end of the fourth quarter 2009.  At the end of the first quarter 2009, past dues were 5.44 percent.  The increase in past dues from year end is primarily due to the seasonality impacts we typically experience when comparing year-end results to the first quarter results.  Write-offs, net of recoveries, were $46 million for the first quarter of 2010, down from $86 million in the fourth quarter of 2009 and $47 million in the first quarter of 2009.  Annualized losses for the first quarter 2010 were 0.79 percent of first quarter 2010 average retail portfolio compared to 0.74 percent in the first quarter of 2009.  This result compares with the peak of 0.69 percent reached in the most recent recession in 2001-2002 and reflects continued challenging economic conditions for our customers, primarily in North America, and to a lesser extent in Europe.

•
Our Allowance for credit losses totaled $394 million as of March 31, 2010, compared to $382 million as of March 31, 2009, which is 1.74 percent of net finance receivables as of March 31, 2010, compared with 1.50 percent as of March 31, 2009.  The increase of $12 million in allowance for credit losses resulted from a $54 million increase in the allowance rate, partially offset by a $42 million decrease due to a reduction in the overall net finance receivable portfolio.

UNAUDITED

REVIEW OF CONSOLIDATED STATEMENTS OF PROFIT

THREE MONTHS ENDED MARCH 31, 2010 VS. THREE MONTHS ENDED MARCH 31, 2009

REVENUES
Retail and wholesale revenue for the first quarter of 2010 was $385 million, a decrease of $59 million from the same period in 2009.  The decrease was due to a $56 million unfavorable impact from lower earning assets (finance receivables at constant interest rates) and a $3 million unfavorable impact from lower interest rates on new and existing retail and wholesale receivables.  The annualized average yield was 6.73 percent for the first quarter of 2010, compared to 6.78 percent for the first quarter of 2009.  Yield was positively impacted by an increase in earned discounts on certain North America purchased wholesale receivables.

Operating lease revenue for the first quarter of 2010 was $225 million, or $5 million higher than the first quarter of 2009 due to an $8 million impact from higher interest rates on operating leases, partially offset by a $3 million unfavorable impact from lower average earning assets (operating leases at constant interest rates).

Other revenue, net, for the first quarter of 2010 was $21 million, compared to $17 million in the first quarter of 2009.  This $4 million increase was due to the absence of a $22 million write-down on retained interests related to the securitized asset portfolio that occurred in the first quarter of 2009, partially offset by an $11 million unfavorable impact from returned or repossessed equipment and various other revenue items.  Other revenue, net, items for the quarters ended March 31, included:

(Millions of dollars)	Three Months Ended March 31,
	2010	2009
Interest income on Note Receivable from Caterpillar	$22	$17
Finance receivable and operating lease fees (including late charges)	14	17
Miscellaneous other revenue, net	3	6
Gain on sales of receivables	-	3
Service fee income on sold receivables	-	1
Net loss related to securitized retail receivables	-	(20)
Net loss on returned or repossessed equipment	(18)	(7)
Total Other revenue, net	$21	$17

UNAUDITED

EXPENSES
Interest expense for the first quarter of 2010 was $234 million, a decrease of $48 million from the same period in 2009.  This decrease was primarily due to a decrease of 39 basis points in the average cost of borrowing to 3.83 percent for the first quarter of 2010, down from 4.22 percent for the first quarter of 2009, and the impact of a 9 percent decrease in average borrowings.

Depreciation expense on equipment leased to others was $176 million, up $3 million over the first quarter of 2009.

General, operating and administrative expenses were $91 million for the first quarter of 2010, compared to $81 million for the same period in 2009.  The increase resulted primarily due to increases in the provision expense for operating lease rental payment receivables and the absence of a favorable miscellaneous tax adjustment that occurred in the first quarter of 2009.  There were 1,543 full-time employees as of March 31, 2010, compared to 1,611 as of March 31, 2009.

The Provision for credit losses was $48 million for the first quarter of 2010, up $10 million from the first quarter of 2009.  The Allowance for credit losses as of March 31, 2010 was 1.74 percent of finance receivables, net of unearned income, compared to 1.50 percent as of March 31, 2009.  The first quarter 2010 rate of 1.74 percent is higher than the most recent periods of economic weakness in 2001 and 2002, which were 1.42 percent and 1.47 percent, respectively.  See Allowance for Credit Losses for further discussion.

Other expenses were $11 million for the first quarter of 2010 compared to $18 million for the same period in 2009.  The decrease was primarily attributable to the absence of employee separation charges in the first quarter of 2009.

Other income (expense) for the first quarter of 2010 was $0, compared to an expense of $18 million from the same period in 2009.  The change in Other income (expense) was primarily due to a $30 million improvement in net currency exchange losses compared with the first quarter of 2009, partially offset by a $16 million unfavorable impact due to the absence of favorable mark-to-market adjustments that were recorded on interest rate derivative contracts in the first quarter of 2009.  Other income (expense) items were as follows:

(Millions of dollars)	Three Months Ended
	March 31,
	2010	2009
Currency exchange loss	$(27)	$(49)
Net gain on undesignated foreign exchange contracts (including forward points)	23	15
Net currency exchange loss	(4)	(34)

Net gain from interest rate derivatives	4	16
Total Other income (expense)	$-	$(18)

The Provision for income taxes in the first quarter of 2010 reflects an estimated annual effective tax rate of 22 percent, which is unchanged from the first quarter of 2009.  The first quarter 2010 estimated annual tax rate, when compared to the estimated annual tax rate for the first quarter of 2009, includes benefits associated with expected changes in the geographic mix of our pre-tax results, offset by a negative impact associated with the expiration, at the end of 2009, of certain U.S. income tax laws.  Should those laws be subsequently reinstated in 2010, our 2010 estimated annual effective tax rate would not be significantly impacted.

UNAUDITED

PROFIT
As a result of the performance discussed above, we had profit of $53 million for the first quarter of 2010, up $2 million, or 4 percent, from the first quarter of 2009.

REVIEW OF CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

On January 1, 2010, we adopted the provisions of the new consolidation of variable-interest entities accounting guidance.  The adoption of this guidance resulted in the consolidation of qualifying special purpose entities related to our asset-backed securitization program, which had previously been off-balance sheet.

ASSETS
Total assets were $29.450 billion as of March 31, 2010, a decrease of $1.198 billion, or 4 percent, over December 31, 2009, principally due to decreases in cash and cash equivalents and, to a lesser extent, in the finance receivables portfolio.

New retail financing was $1.8 billion, an increase of $241 million, or 15 percent from first quarter of 2009.  The increase primarily related to improvement in our North America and Asia-Pacific operating segments.

Total Off-Balance Sheet Managed Assets
We manage and service receivables and leases that have been transferred through securitization or sale.  These transactions provide a source of liquidity and allow us to mitigate the concentration of credit risk with certain customers.  These receivables/leases are not available to pay our creditors.

Off-balance sheet managed assets were as follows:

(Millions of dollars)	March 31,	December 31,
	2010	2009
Securitized Retail Installment Sale Contracts and Finance Leases
Installment sale contracts securitized	$-	$336
Finance leases securitized	-	10
Less: Retained interests (included in Other assets)	-	(102)
Off-balance sheet securitized retail receivables	$-	$244

Other Managed Assets
Retail finance leases	$178	$190
Retail installment sale contracts	145	178
Operating leases	83	90
Retail notes receivable	16	19
Other managed receivables/leases	$422	$477

Total off-balance sheet managed assets	$422	$721

UNAUDITED

ALLOWANCE FOR CREDIT LOSSES
The following table shows activity related to the Allowance for credit losses:

(Millions of dollars)	Three Months Ended March 31,
	2010	2009
Balance at beginning of the period	$377	$395
Adjustment to adopt consolidation of variable-interest entities	18	-
Provision for credit losses	48	38
Receivables written off	(55)	(52)
Recoveries on receivables previously written off	9	5
Foreign currency translation adjustment	(3)	(4)
Balance at end of the period	$394	$382

Bad debt write-offs, net of recoveries, were $46 million for the first quarter of 2010, down from $86 million in the fourth quarter of 2009 and $47 million in the first quarter of 2009.  First-quarter 2010 annualized losses were 0.79 percent of the average retail portfolio compared to 0.74 percent for the first quarter of 2009.  This result compares with the peak of 0.69 percent reached in the previous recession in 2001-2002 and reflects continued challenging economic conditions for our customers in certain regions, primarily in North America and to a lesser extent in Europe.

At the end of the first quarter of 2010, our Allowance for credit losses was 1.74 percent of net finance receivables, increasing from 1.64 percent on December 31, 2009, and 1.50 percent at the end of the first quarter of 2009.  As a result of new accounting guidance implemented during the first quarter, we began consolidating securitized assets, which had previously been recorded off balance sheet.  On January 1, 2010, the consolidation of these assets had the impact of increasing the Allowance for credit losses by $18 million and the total allowance as a percent of net finance receivables by 6 basis points.  At the end of the first quarter of 2010, the Allowance for credit losses totaled $394 million compared with $377 million on December 31, 2009, and $382 million at the end of the first quarter of 2009.  The increase of $12 million in Allowance for credit losses year-over-year reflected a $54 million increase associated with the higher allowance rate, partially offset by a $42 million decrease due to a reduction in the overall net finance receivable portfolio.

TOTAL PAST DUE FINANCE AND RENTS RECEIVABLES
During the first quarter of 2010, overall portfolio quality continued to reflect challenges associated with the global economic environment.  At the end of the first quarter of 2010, past dues were 6.06 percent, increased from 5.54 percent at the end of 2009.  At the end of the first quarter of 2009, past dues were 5.44 percent.  The increase in past dues from year end is primarily due to the seasonality impacts we typically experience when comparing year-end results to the first-quarter results.

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

We continued to experience favorable liquidity conditions in all key global funding markets during the first quarter of 2010.  Commercial Paper (CP) market liquidity and pricing continued to be very favorable, with CP outstanding totaling $2.2 billion at quarter-end supported by a $5.5 billion revolving credit facility.  During the first quarter of 2010, we issued JPY 10 billion, EUR 50 million and $500 million in medium-term notes.  Our first quarter 2010 CP, term debt issuance and year-to-date portfolio cash receipts have provided sufficient liquidity for operations.  We held a cash balance at the end of the first quarter of 2010 totaling $1.8 billion.

In the event that we, or any of our debt securities, experience a credit rating downgrade it would likely result in an increase in our borrowing costs and make access to certain credit markets more difficult.

While we expect global economic conditions to improve in 2010, in the event they deteriorate from current levels or access to debt markets becomes unavailable, we would rely on cash flow from our existing portfolio, utilization of existing cash balances, access to our credit facility and other credit line facilities held by us and potential borrowings from Caterpillar.  In addition, Caterpillar maintains a support agreement with us, which requires Caterpillar to remain our sole owner and may, under certain circumstances, require Caterpillar to make payments to us should we fail to maintain certain financial ratios.

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

Total borrowings outstanding as of March 31, 2010 were $24.803 billion, a decrease of $467 million over December 31, 2009, due to declining portfolio balances.  Outstanding borrowings were as follows:

(Millions of dollars)	March 31, 2010	December 31, 2009
Medium-term notes, net of unamortized discount	$19,005	$20,258
Commercial paper, net of unamortized discount	2,165	2,233
Bank borrowings – long-term	1,412	1,265
Variable denomination floating rate demand notes	723	695
Notes payable to Caterpillar	600	26
Bank borrowings – short-term	597	782
Secured borrowings	290	-
Short-term note, net of unamortized premium	11	11
Total outstanding borrowings	$24,803	$25,270

UNAUDITED

Short-term and medium-term notes
We issue short-term and medium-term unsecured notes through securities dealers or underwriters in the U.S., Canada, Europe, Australia, Japan and Argentina to both retail and institutional investors.  These notes are offered in several currencies and with a variety of maturities.  These notes are senior unsecured obligations of the Company.  Short-term and medium-term notes outstanding as of March 31, 2010, mature as follows:

(Millions of dollars)
2010	$4,011
2011	2,329
2012	3,244
2013	2,415
2014	1,907
Thereafter	5,110
Total	$19,016

Short-term and medium-term notes issued and redeemed for the three months ended March 31, 2010 totaled $.7 billion and $1.4 billion, respectively.

Commercial paper
We issue unsecured commercial paper in the U.S., Europe and other international capital markets.  These short-term promissory notes are issued on a discounted basis and are payable at maturity.

Revolving credit facilities
We have three global credit facilities with a syndicate of banks totaling $6.99 billion (Credit Facility) available in the aggregate to both Caterpillar and us to support our commercial paper programs in the event those programs become unavailable and for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of March 31, 2010 was $5.49 billion.

•	The five-year facility of $1.62 billion expires in September 2012.

•	The five-year facility of $2.98 billion expires in September 2011.

•	The 364-day facility of $2.39 billion expires in September 2010.

We also had a 364-day revolving credit facility with a syndicate of banks totaling $1.37 billion, which expired in March 2010 and was jointly available to both Caterpillar and us.  We elected not to renew this facility.

At March 31, 2010, Caterpillar’s consolidated net worth was $13.39 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined as the consolidated stockholder’s equity including preferred stock but excluding the pension and other post-retirement benefits balance within Accumulated other comprehensive income (loss).

At March 31, 2010, our covenant interest coverage ratio was 1.29 to 1.  This is above the 1.15 to 1 minimum ratio of (1) profit excluding income taxes, interest expense and net gain (loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended.

UNAUDITED

In addition, at March 31, 2010, our covenant leverage ratio was 6.77 to 1.  This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31 required by the Credit Facility.

In the event that we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the bank group may terminate the commitments under the Credit Facility.  Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings.  At March 31, 2010, there were no borrowings under the Credit Facility.

Bank borrowings
Credit lines with banks as of March 31, 2010 totaled $3.81 billion.  These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements.  The remaining available credit commitments may be withdrawn any time at the lenders' discretion.  As of March 31, 2010, we had $2.01 billion outstanding against these credit lines compared to $2.05 billion as of December 31, 2009, and were in compliance with all debt covenants under these credit lines.

Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction.  We do not hold reserves to fund the payment of the demand notes.  The notes are offered on a continuous basis by prospectus only.

Notes receivable from/payable to Caterpillar
Under our variable amount lending agreements and other notes receivable with Caterpillar, we may borrow up to $2.32 billion from Caterpillar, and Caterpillar may borrow up to $2.33 billion from us.  The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice.  We had notes payable of $600 million and notes receivable of $1.1 billion outstanding as of March 31, 2010, compared to notes payable of $26 million and notes receivable of $1.1 billion as of December 31, 2009.

Secured borrowings
Secured borrowings primarily include the debt related to the asset-backed securitization entities.

OFF-BALANCE SHEET ARRANGEMENTS
We lease all of our facilities.  In addition, we have guarantees with third parties of $163 million as of March 31, 2010.

CASH FLOWS
Operating cash flow was $184 million in the first quarter of 2010, compared with $393 million for the same period a year ago.  The decrease in operating cash flow was primarily related to the absence of cash proceeds from liquidated interest rate swaps.  Net cash provided by investing activities was $446 million for the first quarter of 2010, compared to a use of cash of $6 million for the same period in 2009.  This change is primarily the result of lower intercompany borrowings and lower additions to finance receivables, partially offset by lower collections.  Net cash used for financing activities in 2010 was $1.32 billion for the first quarter of 2010, compared to $206 million in 2009, primarily due to a $600 million dividend payment to Caterpillar and lower debt issuances.

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

Allowance for Credit Losses
Management’s ongoing evaluation of the adequacy of the Allowance for credit losses considers both impaired and unimpaired finance receivables and takes into consideration past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and current economic conditions.  In estimating probable credit losses, we review accounts that are past due, non-performing, in bankruptcy or otherwise identified as at-risk for potential credit loss including accounts which have been modified.  Accounts are identified as at-risk for potential credit loss using information available about the customer, such as financial statements, news reports and published credit ratings as well as general information regarding industry trends and the general economic environment.

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

UNAUDITED

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q may be considered "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements may relate to future events or our future financial performance, which may involve known and unknown risks and uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by any forward-looking statements.  In this context, words such as "believes," "expects," "estimates," "anticipates," "will," "should" and similar words or phrases often identify forward-looking statements made on behalf of Cat Financial.  These statements are only predictions.  Actual events or results may differ materially due to factors that affect international businesses, including changes in economic conditions and ongoing challenges in the global financial and credit markets, and change in laws and regulations and political stability, as well as factors specific to Cat Financial and the markets we serve, including the market’s acceptance of the Company’s products and services, the creditworthiness of customers, interest rate and currency rate fluctuations and estimated residual values of leased equipment.  Those risk factors may not be exhaustive.  We operate in a continually changing business environment, and new risk factors emerge from time to time.  We cannot predict these new risk factors, nor can we assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements.  Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.  Moreover, we do not assume responsibility for the accuracy and completeness of those statements.  All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the captions "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K filed with the Securities and Exchange Commission on February 19, 2010, and as supplemented in this Form 10-Q filing.  We do not undertake to update our forward-looking statements.

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

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

In addition to the risk factors included in Item 1A of our Form 10-K filed with the Securities and Exchange Commission (SEC) on February 19, 2010, for the fiscal year ended December 31, 2009, you should carefully consider the following risk in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the "Notes to Consolidated Statements."

Financial Regulation Legislation

Financial regulation legislation, including proposed derivatives legislation, is currently under consideration by the U.S. Congress.  The impact of the proposed legislation remains uncertain.  Should any final legislation impose significant costs or restrictions on the Company, including, without limitation, costs or restrictions on our use of derivatives, we could experience a material adverse effect on our results of operations and financial condition.

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

UNAUDITED

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

10.2
Five-Year Credit Agreement, dated as of September 21, 2006 (2006 Five-Year Credit Agreement), among the Company, Caterpillar, Caterpillar International Finance p.l.c., Caterpillar Finance Corporation, certain other financial institutions named therein and Citibank, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd., Citibank International p.l.c., ABN AMRO Bank N.V., Bank of America, N.A., Barclays Bank PLC, J.P. Morgan Securities, Inc., Société Générale and Citigroup Global Markets Inc. (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed September 27, 2006, Commission File No. 0-11241).

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

UNAUDITED

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

Caterpillar Financial Services Corporation
(Registrant)
Date: May 3, 2010	By: /s/ Steven R. Elsesser
Steven R. Elsesser, Controller

Date: May 3, 2010	By: /s/ Kent M. Adams
Kent M. Adams, President, Director and Chief Executive Officer