Form 10-Q
period 2010-06-30
CATERPILLAR FINANCIAL SERVICES CORP
filed 2010-07-30
CIK 764764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes [    ]   No [ ✓ ]

As of July 30, 2010, one share of common stock of the Registrant was outstanding, which is owned by Caterpillar Inc.

UNAUDITED

PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
In addition to the accompanying unaudited consolidated financial statements for Caterpillar Financial Services Corporation (together with its subsidiaries, "Cat Financial," "the Company," "we," "us" or "our"), we suggest that you read our 2009 Annual Report on Form 10-K.  The Company files electronically with the Securities and Exchange Commission (SEC) required reports on Form 8-K, Form 10-Q and Form 10-K.  The public may read and copy any materials the Company has filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.  Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q and any amendments to these reports filed or furnished with the SEC are available free of charge through our Internet site (www.catfinancial.com) as soon as reasonably practicable after filing with the SEC.  Copies may also be obtained free of charge by writing to:  Legal Dept., Caterpillar Financial Services Corporation, 2120 West End Ave., Nashville, Tennessee 37203-0001.  In addition, the public may obtain more detailed information about our parent company, Caterpillar Inc. (together with its subsidiaries, "Caterpillar" or "Cat") by visiting its Internet site (www.cat.com).  None of the information contained at any time on our Internet site or Caterpillar’s or the SEC’s Internet sites is incorporated by reference into this document.

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF PROFIT
(Unaudited)
(Dollars in Millions)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Retail finance	$328	$365	$673	$737
Operating lease	223	223	448	443
Wholesale finance	46	68	86	140
Other, net	51	44	72	61
Total revenues	648	700	1,279	1,381

Expenses:
Interest	234	272	468	554
Depreciation on equipment leased to others	173	174	349	347
General, operating and administrative	89	80	180	161
Provision for credit losses	47	43	95	81
Other 1	13	9	24	27
Total expenses	556	578	1,116	1,170

Other income (expense)	3	-	3	(18)

Profit before income taxes	95	122	166	193

Provision for income taxes	10	29	26	45

Profit of consolidated companies	85	93	140	148

Less: Profit attributable to noncontrolling interests	3	4	5	8

Profit 2	$82	$89	$135	$140

1 Includes impairment losses on retained interests:
Total other-than-temporary impairment losses	$-	$24	$-	$46
Portion of losses recognized in Accumulated other comprehensive income (loss) before taxes	-	(15)	-	(15)
Net impairment losses recognized in earnings	$-	$9	$-	$31

2 Profit attributable to Caterpillar Financial Services Corporation.

    See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in Millions, except share data)

	June 30,	December 31,
	2010	2009
Assets:
Cash and cash equivalents	$1,643	$2,536
Finance receivables
Retail notes receivable	8,515	8,499
Wholesale notes receivable	2,052	1,559
Finance leases and installment sale contracts - Retail	12,864	13,895
Finance leases and installment sale contracts - Wholesale	466	506
	23,897	24,459
Less: Unearned income	(1,390)	(1,493)
Less: Allowance for credit losses	(383)	(377)
Total net finance receivables	22,124	22,589

Notes receivable from Caterpillar	897	1,094
Equipment on operating leases,
less accumulated depreciation	2,655	2,987
Deferred and refundable income taxes	125	123
Other assets	1,332	1,319
Total assets	$28,776	$30,648

Liabilities and stockholder’s equity:
Payable to dealers and others	$142	$160
Payable to Caterpillar - other	35	43
Accrued expenses	276	404
Income taxes payable	58	103
Payable to Caterpillar - borrowings	600	26
Short-term borrowings	3,430	3,721
Current maturities of long-term debt	4,846	5,399
Long-term debt	15,398	16,124
Deferred income taxes and other liabilities	665	525
Total liabilities	25,450	26,505

Commitments and contingent liabilities (Notes 7 and 8)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid-in amount)	745	745
Additional paid-in capital	2	2
Retained earnings	2,591	3,062
Accumulated other comprehensive income (loss)	(88)	264
Noncontrolling interests	76	70
Total stockholder’s equity	3,326	4,143

Total liabilities and stockholder’s equity	$28,776	$30,648

    See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Unaudited)
(Dollars in Millions)

Six Months Ended June 30, 2009	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total	Comprehensive income (loss)
Balance at December 31, 2008	$745	$-	$2,803	$(37)	$61	$3,572
Profit of consolidated companies			140		8	148	$148
Foreign currency translation, net of tax of $16				147		147	147
Derivative financial instruments
Gains (losses) deferred, net of tax of $5				(13)		(13)	(13)
(Gains) losses reclassified to earnings, net of tax of $14				28		28	28
Retained interests
Gains (losses) deferred, net of tax of $12 1				(22)		(22)	(22)
(Gains) losses reclassified to earnings, net of tax of $10				18		18	18
Balance at June 30, 2009	$745	$-	$2,943	$121	$69	$3,878	$306

Six Months Ended June 30, 2010
Balance at December 31, 2009	$745	$2	$3,062	$264	$70	$4,143
Adjustment to adopt consolidation of variable-interest entities	-	-	(6)	3	-	(3)
Balance at January 1, 2010	$745	$2	$3,056	$267	$70	$4,140
Profit of consolidated companies			135		5	140	$140
Dividend paid to Cat Inc.			(600)			(600)	-
Foreign currency translation,
net of tax of $153				(371)	1	(370)	(370)
Derivative financial instruments
Gains (losses) deferred,
net of tax of $1				(5)		(5)	(5)
(Gains) losses reclassified to earnings, net of tax of $11				21		21	21
Balance at June 30, 2010	$745	$2	$2,591	$(88)	$76	$3,326	$(214)

1Includes noncredit component of other-than-temporary impairment losses on securitized retained interests of ($10) million, net of tax of $5 million, for the six months ended June 30, 2009. See Note 9 for additional information.

    See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Profit of consolidated companies	$140	$148
Adjustments for non-cash items:
Depreciation and amortization	363	362
Amortization of receivables purchase discount	(60)	(92)
Provision for credit losses	95	81
Gain on sales of receivables	-	(10)
Other, net	(132)	(85)
Changes in assets and liabilities:
Receivables from others	77	111
Other receivables/payables with Caterpillar	(4)	(43)
Payable to dealers and others	18	(67)
Accrued interest payable	(28)	56
Accrued expenses and other liabilities, net	5	(106)
Income taxes payable	(52)	148
(Payments) proceeds on interest rate swaps	(1)	187
Net cash provided by operating activities	421	690

Cash flows from investing activities:
Expenditures for equipment on operating leases and for non-leased equipment	(387)	(443)
Proceeds from disposals of equipment	725	413
Additions to finance receivables	(11,689)	(10,939)
Collections of finance receivables	11,469	13,170
Proceeds from sales of receivables	5	884
Net change in variable lending to Caterpillar	(50)	34
Additions to other notes receivable with Caterpillar	(87)	(1,550)
Collections on other notes receivable with Caterpillar	333	500
Restricted cash and cash equivalents activity, net	(30)	-
Other, net	13	(164)
Net cash provided by investing activities	302	1,905

Cash flows from financing activities:
Net change in variable lending from Caterpillar	(26)	(430)
Proceeds from borrowings with Caterpillar	600	-
Proceeds from debt issued (original maturities greater than three months)	4,125	8,107
Payments on debt issued (original maturities greater than three months)	(5,523)	(6,655)
Short-term borrowings, net (original maturities three months or less)	(106)	(2,492)
Dividend paid to Caterpillar	(600)	-
Net cash used in financing activities	(1,530)	(1,470)

Effect of exchange rate changes on cash	(86)	-

(Decrease) Increase in cash and cash equivalents	(893)	1,125

Cash and cash equivalents at beginning of year	2,536	1,080

Cash and cash equivalents at end of period	$1,643	$2,205

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

In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated profit for the three months and six months ended June 30, 2010 and 2009, (b) the consolidated financial position as of June 30, 2010 and December 31, 2009, (c) the consolidated changes in stockholder's equity for the six months ended June 30, 2010 and 2009 and (d) the consolidated cash flows for the six months ended June 30, 2010 and 2009.  The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC, requires management to make estimates and assumptions that affect the reported amounts.  The most significant estimates are the allowance for credit losses and residual values for leased assets.  Actual results may differ from these estimates.  Certain amounts for prior periods have been reclassified to conform to the current period presentation.

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

Comprehensive income (loss) is comprised of Profit of consolidated companies, as well as adjustments for foreign currency translation, derivative instruments designated as cash flow hedges and retained interests.  Total Comprehensive income (loss) for the three months ended June 30, 2010 and 2009 was a loss of $137 million and income of $341 million, respectively.  Total Comprehensive income (loss) for the six months ended June 30, 2010 and 2009 was a loss of $214 million and income of $306 million, respectively.

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

Comprehensive income (loss) and its components are presented in the Consolidated Statements of Changes in Stockholder's Equity.  Accumulated other comprehensive income (loss), net of tax, consisted of the following as of:

(Millions of dollars)
	June 30, 2010	June 30, 2009
Foreign currency translation	$(63)	$187
Derivative financial instruments	(25)	(55)
Retained interests	-	(11)
Total Accumulated other comprehensive income (loss)	$(88)	$121

3.	New Accounting Pronouncements

Fair value measurements - In September 2006, the Financial Accounting Standards Board (FASB) issued accounting guidance on fair value measurements, which provides a common definition of fair value and a framework for measuring assets and liabilities at fair values when a particular standard prescribes it. In addition, this guidance expands disclosures about fair value measurements. In February 2008, the FASB issued additional guidance that (1) deferred the effective date of the original guidance for one year for certain nonfinancial assets and nonfinancial liabilities and (2) removed certain leasing transactions from the scope of the original guidance.  We applied this guidance to financial assets and liabilities effective January 1, 2008 and nonfinancial assets and liabilities effective January 1, 2009. The adoption of this guidance did not have a material impact on our financial statements.  See Note 4 for additional information.

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

UNAUDITED

Employers’ disclosures about postretirement benefit plan assets - In December 2008, the FASB issued accounting guidance on employers’ disclosures about postretirement benefit plan assets. This guidance expands the disclosure set forth in previous guidance by adding required disclosures about (1) how investment allocation decisions are made by management, (2) major categories of plan assets and (3) significant concentration of risk. Additionally, this guidance requires an employer to disclose information about the valuation of plan assets similar to that required under the accounting guidance on fair value measurements.  The adoption of this guidance did not have a material impact to our Statements of Financial Position since Cat Financial is considered a participant in the Caterpillar retirement plan for which we are charged a share of plan expenses, but are not required to record assets or liabilities of the plan.

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

In February 2010, the FASB issued new accounting guidance that amends the May 2009 subsequent events guidance described above to (1) eliminate the requirement for an SEC filer to disclose the date through which it has evaluated subsequent events, (2) clarify the period through which conduit bond obligors must evaluate subsequent events and (3) refine the scope of the disclosure requirements for reissued financial statements.  We adopted this new accounting guidance for our financial statements for the quarterly period ended March 31, 2010.  The adoption of this guidance did not have a material impact on our financial statements.

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

UNAUDITED

Consolidation of variable-interest entities - In June 2009, the FASB issued accounting guidance on the consolidation of variable-interest entities (VIEs). This new guidance revises previous guidance by eliminating the exemption for QSPEs, by establishing a new approach for determining who should consolidate a VIE and by changing when it is necessary to reassess who should consolidate a VIE.  We adopted this new guidance on January 1, 2010.  The adoption of this guidance resulted in the consolidation of QSPEs related to Cat Financial’s asset-backed securitization program that were previously not recorded on our consolidated financial statements.  The adoption of this guidance did not have a material impact on our financial statements.  See Note 9 for additional information.

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

Assets and liabilities measured at fair value included in our Consolidated Statements of Financial Position as of June 30, 2010 and December 31, 2009 are summarized below:

(Millions of dollars)
	June 30, 2010
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Assets
Derivative financial instruments, net	$-	$209	$-	$209
Total Assets	$-	$209	$-	$209
Liabilities
Guarantees	$-	$-	$4	$4
Total Liabilities	$-	$-	$4	$4

	December 31, 2009
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Assets
Derivative financial instruments, net	$-	$43	$-	$43
Securitized retained interests	-	-	102	102
Total Assets	$-	$43	$102	$145
Liabilities
Guarantees	$-	$-	$4	$4
Total Liabilities	$-	$-	$4	$4

UNAUDITED

Below are roll-forwards of assets and liabilities measured at fair value using Level 3 inputs for the six months ended June 30, 2010 and 2009.  These instruments were valued using pricing models that, in management’s judgment, reflect the assumptions a marketplace participant would use.

(Millions of dollars)	Securitized Retained Interests	Guarantees
Balance as of December 31, 2009	$102	$4
Adjustment to adopt consolidation of variable-interest entities	(102)	-
Issuance of guarantees	-	4
Expiration of guarantees	-	(4)
Balance as of June 30, 2010	$-	$4

(Millions of dollars)	Securitized Retained Interests	Guarantees
Balance as of December 31, 2008	$52	$2
Gains or (losses) included in earnings (realized/unrealized) 1	(28)	-
Changes in Accumulated other comprehensive income (loss)	(6)	-
Purchases, issuances and settlements	86	1
Balance as of June 30, 2009	$104	$3

1Included in Other revenues, net, in the Consolidated Statements of Profit.

The amount of unrealized net losses on securitized retained interests included in earnings for the three and six months ended June 30, 2009 related to assets still held at June 30, 2009 was $7 million and $28 million, respectively.  These losses were reported in Other revenues, net, in the Consolidated Statements of Profit.

In addition to the amounts above, we had impaired loans of $240 million and $208 million as of June 30, 2010 and December 31, 2009, respectively.  A loan is considered impaired when management determines that collection of contractual amounts due is not probable.  In these cases, an allowance for credit losses is established based primarily on the fair value of associated collateral.  As the collateral's fair value is based on observable market prices and/or current appraised values, the impaired loans are classified as Level 2 measurements.

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

UNAUDITED

Please refer to the table below for the fair values of our financial instruments.
(Millions of dollars)	Fair Values of Financial Instruments
	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,643	$1,643	$2,536	$2,536
Foreign currency contracts:
In a receivable position	$9	$9	$20	$20
In a payable position	$(5)	$(5)	$(18)	$(18)
Finance receivables, net (excluding finance leases) 1	$14,958	$14,451	$14,809	$14,304
Restricted cash and cash equivalents2	$135	$135	$13	$13
Short-term borrowings	$(3,430)	$(3,430)	$(3,721)	$(3,721)
Long-term debt	$(20,244)	$(21,312)	$(21,523)	$(22,296)
Interest rate swaps:
In a net receivable position	$242	$242	$147	$147
In a net payable position	$(37)	$(37)	$(106)	$(106)
Securitized retained interests	$-	$-	$102	$102
Guarantees	$(4)	$(4)	$(4)	$(4)

1 As of June 30, 2010 and December 31, 2009, represents finance leases with a net carrying value of $7,166 million and $7,780 million, respectively.
2 Included in Other assets in the Consolidated Statements of Financial Position.

5.	Segment Information

Our segment data is based on disclosure requirements of accounting guidance on segment reporting, which requires that financial information be reported on the basis that is used internally for measuring segment performance.  Internally, we report information for operating segments based on management responsibility.  Our four operating segments offer primarily the same types of services within each of the respective segments.  The four operating segments are as follows:

•	North America: We have offices in the United States and Canada that serve local dealers and customers.
•	Europe: We have offices that serve dealers and customers in Europe, Africa, Middle East and the Commonwealth of Independent States.
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

Supplemental segment data for the three months ended June 30,
(Millions of dollars) 2010	North America	Europe	Diversified Services	Asia-Pacific	Total
External revenue	$311	$87	$115	$135	$648
Inter-segment revenue	5	-	-	-	5
Profit (loss)	7	15	32	28	82

2009	North America	Europe	Diversified Services	Asia-Pacific	Total
External revenue	$364	$110	$108	$118	$700
Inter-segment revenue	13	-	-	-	13
Profit	21	31	12	25	89

Supplemental segment data for the six months ended June 30,
(Millions of dollars) 2010	North America	Europe	Diversified Services	Asia-Pacific	Total
External revenue	$611	$182	$227	$259	$1,279
Inter-segment revenue	12	-	-	-	12
Profit (loss)	(3)	32	53	53	135

2009	North America	Europe	Diversified Services	Asia-Pacific	Total
External revenue	$711	$222	$218	$230	$1,381
Inter-segment revenue	26	-	-	-	26
Profit	33	43	27	37	140

(Millions of dollars)	North America	Europe	Diversified Services	Asia-Pacific	Total
Assets as of June 30, 2010	$16,568	$4,014	$6,892	$4,732	$32,206

Assets as of December 31, 2009	$18,014	$5,105	$6,982	$4,814	$34,915

UNAUDITED

(Millions of dollars) Reconciliation of assets:	June 30, 2010	December 31, 2009
Assets from segments	$32,206	$34,915
Less: Investment in subsidiaries	(1,090)	(1,080)
Less: Inter-segment balances	(2,340)	(3,187)
Total	$28,776	$30,648

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

As of June 30, 2010, $20 million of deferred net losses, net of tax, included in equity, related to our floating-to-fixed interest rate swaps, are expected to be reclassified to Interest expense over the next twelve months.  The actual amount recorded in Interest expense will vary based on interest rates at the time the hedged transactions impact earnings.

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

The location and fair value of derivative instruments reported in the Consolidated Statements of Financial Position are as follows:

(Millions of dollars)
		Asset (Liability) Fair Value
	Consolidated Statements of Financial Position Location	June 30, 2010	December 31, 2009
Designated derivatives
Interest rate contracts	Other assets	$242	$145
Interest rate contracts	Accrued expenses	(35)	(100)
		$207	$45
Undesignated derivatives
Foreign exchange contracts	Other assets	$9	$20
Foreign exchange contracts	Accrued expenses	(5)	(18)
Interest rate contracts	Other assets	-	2
Interest rate contracts	Accrued expenses	(2)	(6)
		$2	$(2)

UNAUDITED

For the six months ended June 30, 2010 and 2009, the deferred gains (losses) recorded in AOCI on the Consolidated Statements of Changes in Stockholder’s Equity associated with our cash flow interest rate contract hedges are as follows:

(Millions of dollars)
Balance as of December 31, 2009, net of tax of $21	$(41)
Gains (losses) deferred during the year, net of tax of $1	(5)
(Gains) losses reclassified to earnings, net of tax of $11	21
Balance as of June 30, 2010, net of tax of $11	$(25)

(Millions of dollars)
Balance as of December 31, 2008, net of tax of $38	$(70)
Gains (losses) deferred during the year, net of tax of $5	(13)
(Gains) losses reclassified to earnings, net of tax of $14	28
Balance as of June 30, 2009, net of tax of $29	$(55)

The effect of derivatives designated as hedging instruments on the Consolidated Statements of Profit is as follows:

Fair Value Hedges
(Millions of dollars)
		Three Months Ended June 30, 2010		Three Months Ended June 30, 2009
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts	Other income (expense)	$88	$(83)	$(160)	$155
		$88	$(83)	$(160)	$155

		Six Months Ended June 30, 2010		Six Months Ended June 30, 2009
Interest rate contracts	Other income (expense)	$141	$(134)	$(220)	$234
		$141	$(134)	$(220)	$234

UNAUDITED

Cash Flow Hedges
(Millions of dollars)

		Three Months Ended June 30, 2010
	Classification of Gains (Losses)	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(15)	$-
Interest rate contracts	Other income (expense)	-	-
		$(15)	$-

		Three Months Ended June 30, 2009
	Classification of Gains (Losses)	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(22)	$-
Interest rate contracts	Other income (expense)	-	4
		$(22)	$4

		Six Months Ended June 30, 2010
	Classification of Gains (Losses)	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(32)	$-
Interest rate contracts	Other income (expense)	-	1
		$(32)	$1

		Six Months Ended June 30, 2009
	Classification of Gains (Losses)	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(42)	$-
Interest rate contracts	Other income (expense)	-	5
		$(42)	$5

UNAUDITED
The effect of derivatives not designated as hedging instruments on the Consolidated Statements of Profit is as follows:

Undesignated Derivatives
(Millions of dollars)
	Classification of Gains or (Losses)	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009
Foreign exchange contracts	Other income (expense)	$(12)	$(81)
Interest rate contracts	Other income (expense)	-	4
		$(12)	$(77)

	Classification of Gains or (Losses)	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Foreign exchange contracts	Other income (expense)	$11	$(66)
Interest rate contracts	Other income (expense)	1	1
		$12	$(65)

7.	Guarantees

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

No loss has been experienced or is anticipated under any of these guarantees.  The recorded liability for these guarantees was $4 million as of June 30, 2010 and December 31, 2009, respectively.  The maximum potential amount of future payments (undiscounted and without reduction for any amount that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees are as follows:

(Millions of dollars)	June 30, 2010	December 31, 2009
Customer guarantees	$147	$157
Limited indemnity	18	20
Total guarantees	$165	$177

We provide guarantees to repurchase certain loans of Caterpillar dealers from a financial trust (Trust) that qualifies as a variable-interest entity.  The purpose of the Trust is to provide short-term working capital loans to Caterpillar dealers.  This Trust issues commercial paper and uses the proceeds to fund its loan program.  We have a loan purchase agreement with the Trust that obligates us to purchase certain loans that are not paid at maturity.  We receive a fee for providing this guarantee, which provides a source of liquidity for the Trust.  We determined that we are the primary beneficiary of the Trust as our guarantees result in us having both the power to direct the activities that most significantly impact the Trust's economic performance and the obligation to absorb losses, and therefore we have consolidated the financial statements of the Trust.  As of June 30, 2010 and December 31, 2009, the Trust's assets of $330 million and $231 million, respectively, are primarily comprised of loans to dealers, which are included in Retail notes receivable in the Consolidated Statements of Financial Position, and the Trust's liabilities of $330 million and $231 million, respectively, are primarily comprised of commercial paper, which is included in Short-term borrowings in the Consolidated Statements of Financial Position.  No loss has been experienced or is anticipated under this loan purchase agreement.  Our assets are not available to pay creditors of the Trust, except to the extent we may be obligated to perform under the guarantee, and assets of the Trust are not available to pay our creditors.

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

Securitized Retail Installment Sale Contracts and Finance Leases
We periodically transfer certain finance receivables relating to our retail installment sale contracts and finance leases to special purpose entities (SPEs) as part of our asset-backed securitization program.  The SPEs have limited purposes and generally are only permitted to purchase the finance receivables, issue asset-backed securities and make payments on the securities.  The SPEs only issue a single series of securities and generally are dissolved when those securities have been paid in full.  The SPEs issue debt to pay for the finance receivables they acquire from us.  The primary source for repayment of the debt is the cash flows generated from the finance receivables owned by the SPEs.  The assets of the SPEs are legally isolated and are not available to pay our creditors.  We retain interests in our securitization transactions, including subordinated certificates issued by the SPEs, rights to cash reserves and residual interests.  For bankruptcy analysis purposes, we sold the finance receivables to the SPEs in a true sale and the SPEs are separate legal entities.  The investors and the SPEs have no recourse to any of our other assets for failure of debtors to pay when due.

In accordance with the new consolidation accounting guidance adopted on January 1, 2010, these SPEs were concluded to be variable-interest entities (VIEs). We determined that we were the primary beneficiary based on our power to direct activities through our role as servicer and our obligation to absorb losses and right to receive benefits and therefore consolidated the entities using the carrying amounts of the SPEs’ assets and liabilities.

The restricted assets (Finance leases and installment sale contracts - Retail, Allowance for credit losses and Other assets) of these consolidated SPEs totaled $296 million at June 30, 2010.  The liabilities (Accrued expenses, Current maturities of long-term debt and Deferred income taxes and other liabilities) of these consolidated SPEs totaled $212 million at June 30, 2010.

UNAUDITED

Prior to January 1, 2010, the SPEs were considered to be QSPEs and thus not consolidated.  Our retained interests in the securitized assets were classified as available-for-sale securities and were included in Other assets in our Consolidated Statements of Financial Position at fair value.  We estimated fair value and cash flows using a valuation model and key assumptions for credit losses, prepayment rates and discount rates.  These assumptions were based on our historical experience, market trends and anticipated performance relative to the particular assets securitized.  We periodically evaluated for impairment and recognized the credit component of an other-than-temporary impairment in profit and the noncredit component in Accumulated other comprehensive income (loss) for those retained interests in which we did not intend to sell and it was not likely that we would be required to sell prior to recovery.

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

UNAUDITED

During 2009, the assumptions used to determine the expected cash flows for our securitization transactions were revised, which resulted in other-than-temporary impairments. The impairments recognized in earnings were primarily driven by an increase in the credit loss assumption due to the continuing adverse economic conditions in the U.S. The noncredit related component recorded in Accumulated other comprehensive income (loss) was primarily driven by changes in discount rates.

(Millions of dollars)	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009
Total other-than-temporary impairment losses	$24	$46
Portion of losses recognized in Accumulated other comprehensive income (loss) before taxes	(15)	(15)
Net impairment losses recognized in earnings 1	$9	$31

1 Recorded in Other revenues, net, on the Consolidated Statements of Profit.

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

To maintain competitiveness in the capital markets and to have effective and efficient use of alternative funding sources, we may elect to provide additional reserve support to previously issued asset-backed securitizations. During the second quarter of 2009, we deposited $80 million into supplemental reserve accounts for the securitization transactions to maintain the credit ratings assigned to the transactions, as loss experiences had been higher than anticipated primarily due to the adverse economic conditions in the U.S. This resulted in an increase in our retained interests. Prior to executing the deposits, written consent was obtained from the third-party beneficial interest holders of the securitization transactions. The QSPE conditions were reviewed at the time of deposit and the trusts continued to maintain QSPE status.

We also retain servicing responsibilities and receive a servicing fee of approximately one percent of the remaining value of the finance receivables for our servicing responsibilities.  We generally have not recorded a servicing asset or liability since the servicing fee is considered fair market compensation.  Servicing income was included in Other revenues, net, in our Consolidated Statements of Profit prior to January 1, 2010 and is now eliminated in consolidation.

UNAUDITED

Sale of Interests in Wholesale Receivables
We purchase North American Caterpillar Dealer trade receivables (NACD Receivables) at a discount.  The discount is an estimate of the amount of financing revenue that would be earned at a market rate on the NACD Receivables over their expected life.  During 2009, we sold interests in the NACD Receivables through a revolving structure to third-party commercial paper conduits, asset-backed commercial paper issuers that are SPEs of the sponsor bank and are not consolidated by us.  The transfers to the conduits were accounted for as sales.  The gain, included in Other revenues, net, in our Consolidated Statements of Profit, is principally the difference between the unearned discount on the NACD Receivables sold to the third-party commercial paper conduits less related costs incurred over their remaining term.  Expected credit losses were assumed to be zero because dealer receivables have historically had no losses and none are expected in the future.  We received an annual servicing fee of approximately 0.5 percent of the average outstanding principal balance of the interests in the NACD Receivables sold to the third-party commercial paper conduits.  We generally do not record a servicing asset or liability since the servicing fee is considered fair market compensation.  We recognized a pre-tax gain on the sale of wholesale receivables of $5 million and $7 million for the three and six months ended June 30, 2009, respectively.  As of June 30, 2010 and December 31, 2009, there were no NACD Receivables sold to the conduits.

The cash collections from the NACD Receivables are first applied to satisfy any obligations to the third-party commercial paper conduits.  The third-party commercial paper conduits have no recourse to our assets, other than the NACD Receivables that we continue to hold.

   Cash flows from sale of interests in wholesale receivables
(Millions of dollars)	For Six Months Ended June 30,
	2010	2009
Cash proceeds from sales of receivables to conduits	$-	$791
Cash flows received on the interests that continue to be held	$3,500	$4,496

In addition to the NACD Receivables, we purchase other trade receivables from Caterpillar entities at a discount. The discount is an estimate of the amount of financing revenue that would be earned at a market rate on these trade receivables over their expected life.  The discount is amortized into revenue on an effective yield basis over the life of the receivables and recognized as Wholesale finance revenue.  Amortized discounts for the NACD and other trade receivables were $33 million and $45 million for the three months ended June 30, 2010 and 2009, respectively, and $60 million and $92 million for the six months ended June 30, 2010 and 2009, respectively.  In the Consolidated Statements of Cash Flows, collection of the discount is included in investing activities as the receivables are collected.

Other Managed Assets
We also sell individual leases and finance receivables to third parties with limited or no recourse to us to either reduce our concentration of credit risk related to certain customers or as an additional source of liquidity.  In accordance with accounting for transfers and servicing of financial assets, the transfers to the third parties are accounted for as sales. We maintain servicing responsibilities for these third-party assets, which totaled $342 million and $477 million as of June 30, 2010 and December 31, 2009, respectively.  Since we do not receive a servicing fee for these assets, a servicing liability is recorded.  As of June 30, 2010 and December 31, 2009, these liabilities were not significant.

UNAUDITED

10.	Income Taxes

The Provision for income taxes for the three months and six months ended June 30, 2010 reflects an estimated annual effective tax rate of 22 percent and includes a favorable, discrete tax benefit of $10 million from a non-U.S. income tax refund claim related to a prior year.  The Provision for income taxes for the three months and six months ended June 30, 2009 reflected an estimated annual effective tax rate of 23 percent.  The 2010 estimated annual tax rate, when compared to the estimated annual tax rate for 2009, includes benefits associated with expected changes in the geographic mix of our pre-tax results, partially offset by a negative impact associated with the expiration, at the end of 2009, of certain U.S. income tax laws.

UNAUDITED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW:  SECOND QUARTER 2010 VS. SECOND QUARTER 2009
We reported second-quarter revenues of $648 million, a decrease of $52 million, or 7 percent, compared with the second quarter of 2009.  Second-quarter profit after tax was $82 million, a $7 million decrease from the second quarter of 2009.

•
The decrease in revenues was principally due to a $72 million impact from lower earning assets (finance receivables and operating leases at constant interest rates), partially offset by a $17 million favorable impact from returned or repossessed equipment and the absence of a $9 million write-down on retained interests related to the securitized asset portfolio that occurred in the second quarter of 2009.

•
Profit before income taxes was $95 million for the second quarter of 2010, compared to $122 million for the second quarter of 2009.  The decrease was principally due to a $26 million unfavorable impact from lower average earning assets, a $13 million decrease in other miscellaneous revenue items and a $9 million increase in general, operating and administrative expense.  These decreases in pre-tax profit were partially offset by a $17 million favorable impact from returned or repossessed equipment and the absence of a $9 million write-down on retained interests related to the securitized asset portfolio that occurred in the second quarter of 2009.

•
The provision for income taxes in the second quarter reflects an estimated annual effective tax rate of 22 percent and includes a favorable, discrete tax benefit of $10 million from a non-U.S. income tax refund claim related to a prior year.  The estimated annual effective tax rate of 22 percent is down from 23 percent from the second quarter of 2009.

•
New retail financing was $2.5 billion, an increase of $613 million, or 33 percent, from second quarter of 2009.  The increase primarily related to improvement in our North America, Asia-Pacific and Europe operating segments.

•
At the end of the second quarter of 2010, past dues were 5.33 percent, down from 6.06 percent at the end of the first quarter and 5.54 percent at the end of 2009.  At the end of the second quarter of 2009, past dues were 5.53 percent.  The reduction in past dues from year-end is primarily due to the general improvement in global economic conditions.

•
Bad debt write-offs, net of recoveries, were $52 million for the second quarter of 2010, down $3 million from the second quarter of 2009.  Second-quarter 2010 annualized losses were 0.91 percent of the average retail portfolio compared to 0.89 percent for the second quarter of 2009 and 1.03 percent for the full-year 2009.

•
At the end of the second quarter of 2010, our allowance for credit losses was 1.70 percent of net finance receivables, increasing from 1.64 percent on December 31, 2009, and 1.55 percent at the end of the second quarter of 2009.  At the end of the second quarter of 2010, the allowance for credit losses totaled $383 million, compared with $377 million on December 31, 2009, and $378 million at the end of the second quarter of 2009.  The increase of $5 million in allowance for credit losses year-over-year reflected a $34 million increase associated with the higher allowance rate, partially offset by a $29 million decrease due to a reduction in the overall net finance receivable portfolio.

UNAUDITED

REVIEW OF CONSOLIDATED STATEMENTS OF PROFIT

THREE MONTHS ENDED JUNE 30, 2010 VS. THREE MONTHS ENDED JUNE 30, 2009

REVENUES
Retail and wholesale revenue for the second quarter of 2010 was $374 million, a decrease of $59 million from the same period in 2009.  The decrease was due to a $42 million unfavorable impact from lower earning assets (finance receivables at constant interest rates) and a $17 million unfavorable impact from lower interest rates on new and existing retail and wholesale receivables.  The annualized average yield was 6.61 percent for the second quarter of 2010, compared to 6.92 percent for the second quarter of 2009.  Yield was negatively impacted by a decrease in earned discounts on certain North America purchased wholesale receivables.

Operating lease revenue was $223 million for both the second quarter of 2010 and 2009, due to a $17 million impact from higher interest rates on operating leases, offset by a $17 million unfavorable impact from lower average earning assets (operating leases at constant interest rates).

Other revenue, net, for the second quarter of 2010 was $51 million, compared to $44 million in the second quarter of 2009.  This $7 million increase was primarily due to a $17 million favorable impact from returned or repossessed equipment and the absence of a $9 million write-down on retained interests related to the securitized asset portfolio that occurred in the second quarter of 2009, partially offset by decreases in various other net revenue items.  Other revenue, net, items for the quarters ended June 30, included:

(Millions of dollars)	Three Months Ended June 30,
	2010	2009
Interest income on Notes Receivable from Caterpillar	$24	$31
Finance receivable and operating lease fees (including late charges)	18	17
Net gain/(loss) on returned or repossessed equipment	5	(12)
Miscellaneous other revenue, net	3	6
Service fee income on sold receivables	1	3
Gain on sales of receivables	-	7
Net loss related to retained interests in securitized retail receivables	-	(8)
Total Other revenue, net	$51	$44

UNAUDITED

EXPENSES
Interest expense for the second quarter of 2010 was $234 million, a decrease of $38 million from the same period in 2009.  This decrease was primarily due to a reduction of 21 basis points in the average cost of borrowing to 3.80 percent for the second quarter of 2010, down from 4.01 percent for the second quarter of 2009, and the impact of a 9 percent decrease in average borrowings.

Depreciation expense on equipment leased to others was $173 million, down $1 million from the second quarter of 2009.

General, operating and administrative expenses were $89 million for the second quarter of 2010, compared to $80 million for the same period in 2009.  The increase was primarily due to the provision related to incentive pay.  In 2009, short-term incentive compensation plans, which are tied to Caterpillar results, did not meet the earnings threshold, and no expense was incurred.  There were 1,544 full-time employees as of June 30, 2010, compared to 1,560 as of June 30, 2009.

The Provision for credit losses was $47 million for the second quarter of 2010, up $4 million from the second quarter of 2009.  The Allowance for credit losses as of June 30, 2010 was 1.70 percent of finance receivables, net of unearned income, compared to 1.55 percent as of June 30, 2009.  See Allowance for Credit Losses for further discussion.

Other expenses were $13 million for the second quarter of 2010 compared to $9 million for the same period in 2009.  The increase was primarily attributable to higher expenses related to repossessions.

Other income (expense) for the second quarter of 2010 was $3 million compared to $0 for the same period in 2009.  Other income (expense) items were as follows:

(Millions of dollars)	Three Months Ended
	June 30,
	2010	2009
Currency exchange gain	$10	$77
Net loss on undesignated foreign exchange contracts (including forward points)	(12)	(81)
Net currency exchange loss	(2)	(4)

Net gain from interest rate derivatives	5	4
Total Other income (expense)	$3	$-

The Provision for income taxes for the three months ended June 30, 2010 reflects an estimated annual effective tax rate of 22 percent and includes a favorable, discrete tax benefit of $10 million from a non-U.S. income tax refund claim related to a prior year.  The Provision for income taxes for the three months ended June 30, 2009 reflected an estimated annual effective tax rate of 23 percent.  The 2010 estimated annual tax rate, when compared to the estimated annual tax rate for 2009, includes benefits associated with expected changes in the geographic mix of our pre-tax results, partially offset by a negative impact associated with the expiration, at the end of 2009, of certain U.S. income tax laws.

PROFIT
As a result of the performance discussed above, we had profit of $82 million for the second quarter of 2010, down $7 million, or 8 percent, from the second quarter of 2009.

UNAUDITED

SIX MONTHS ENDED JUNE 30, 2010 VS. SIX MONTHS ENDED JUNE 30, 2009

REVENUES
Retail and wholesale revenue for the first six months of 2010 was $759 million, a decrease of $118 million from the same period in 2009.  The decrease was due to a $98 million unfavorable impact from lower earning assets (finance receivables at constant interest rates) and a $20 million unfavorable impact from lower interest rates on new and existing retail and wholesale receivables.  The annualized average yield was 6.67 percent for the first six months of 2010, compared to 6.85 percent for the same period in 2009.

Operating lease revenue for the first six months of 2010 was $448 million, or $5 million higher than the same period in 2009, due to a $25 million favorable impact from higher interest rates on operating leases, partially offset by a $20 million unfavorable impact from lower average earning assets (operating leases at constant interest rates).

Other revenue, net, for the first six months of 2010 was $72 million, an increase of $11 million from the same period in 2009 primarily due to the absence of $31 million in write-downs on retained interests related to the securitized asset portfolio that occurred in the first six months of 2009, partially offset by decreases in various other revenue items.  Other revenue, net, items were as follows:

(Millions of dollars)	Six Months Ended June 30,
	2010	2009
Interest income on Note Receivable from Caterpillar	$46	$48
Finance receivable and operating lease fees (including late charges)	32	34
Miscellaneous other revenue, net	6	12
Service fee income on sold receivables	1	4
Gain on sales of receivables	-	10
Net loss related to retained interests in securitized retail receivables	-	(28)
Net loss on returned or repossessed equipment	(13)	(19)
Total other revenues, net	$72	$61

EXPENSES
Interest expense for the first six months of 2010 was $468 million, a decrease of $86 million from the same period in 2009.  This decrease was primarily due to a reduction of 26 basis points in the average cost of borrowing to 3.81 percent for the six months of 2010, down from 4.05 percent for the first six months of 2009, and the impact of a 9 percent decrease in average borrowings.

Depreciation expense on equipment leased to others was $349 million, up $2 million over the first six months of 2009.

General, operating and administrative expenses were $180 million for the first six months of 2010, compared to $161 million for the same period in 2009.  The increase was primarily due to increases in the provision expense for operating lease rental payment receivables and the provision related to incentive pay.  In 2009, short-term incentive compensation plans, which are tied to Caterpillar results, did not meet the earnings threshold, and no expense was incurred.  There were 1,544 full-time employees as of June 30, 2010, compared to 1,560 as of June 30, 2009.

The Provision for credit losses was $95 million for the first six months of 2010, up $14 million from the first six months of 2009.  The Allowance for credit losses as of June 30, 2010 was 1.70 percent of finance receivables, net of unearned income, compared to 1.55 percent as of June 30, 2009.

UNAUDITED

Other expenses were $24 million for the first six months of 2010, compared to $27 million for the same period in 2009.  The decrease was primarily attributable to the absence of employee separation charges incurred in the first six months of 2009, partially offset by higher expenses related to repossessions.

Other income (expense) for the first six months of 2010 was income of $3 million, compared to an expense of $18 million from the same period in 2009.  The increase in Other income (expense) was due to a $32 million improvement in net currency exchange losses compared with the first six months of 2009, partially offset by an $11 million unfavorable impact from interest rate derivative contracts.  Other income (expense) items were as follows:

(Millions of dollars)	Six Months Ended
	June 30,
	2010	2009
Currency exchange gain/(loss)	$(17)	$28
Net gain/(loss) on undesignated foreign exchange contracts (including forward points)	11	(66)
Net currency exchange loss	(6)	(38)

Net gain from interest rate derivatives	9	20
Total Other income (expense)	$3	$(18)

The Provision for income taxes for the six months ended June 30, 2010 reflects an estimated annual effective tax rate of 22 percent and includes a favorable, discrete tax benefit of $10 million from a non-U.S. income tax refund claim related to a prior year.  The Provision for income taxes for the six months ended June 30, 2009 reflected an estimated annual effective tax rate of 23 percent.  The 2010 estimated annual tax rate, when compared to the estimated annual tax rate for 2009, includes benefits associated with expected changes in the geographic mix of our pre-tax results, partially offset by a negative impact associated with the expiration, at the end of 2009, of certain U.S. income tax laws.

PROFIT
As a result of the performance discussed above, we had profit of $135 million for the first six months of 2010, down $5 million, or 4 percent, from the first six months of 2009.

REVIEW OF CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

On January 1, 2010, we adopted the provisions of the new consolidation of variable-interest entities accounting guidance.  The adoption of this guidance resulted in the consolidation of qualifying special purpose entities related to our asset-backed securitization program, which had previously been off-balance sheet.

ASSETS
Total assets were $28.776 billion as of June 30, 2010, a decrease of $1.872 billion, or 6 percent, over December 31, 2009, principally due to decreases in cash and cash equivalents and, to a lesser extent, in the finance receivables portfolio and equipment on operating leases.

During the six months ended June 30, 2010, new retail financing was $4.3 billion, an increase of $854 million, or 25 percent from the same period in 2009.  The increase primarily related to improvement in our North America, Asia-Pacific and Europe operating segments.

UNAUDITED

Total Off-Balance Sheet Managed Assets
We manage and service receivables and leases that have been transferred through securitization or sale.  These transactions provide a source of liquidity and allow us to mitigate the concentration of credit risk with certain customers.  These receivables/leases are not available to pay our creditors.

Off-balance sheet managed assets were as follows:

(Millions of dollars)	June 30,	December 31,
	2010	2009
Securitized Retail Installment Sale Contracts and Finance Leases
Installment sale contracts securitized	$-	$336
Finance leases securitized	-	10
Less: Retained interests (included in Other assets)	-	(102)
Off-balance sheet securitized retail receivables	$-	$244

Other Managed Assets
Retail finance leases	$153	$190
Retail installment sale contracts	118	178
Operating leases	62	90
Retail notes receivable	9	19
Other managed receivables/leases	$342	$477

Total off-balance sheet managed assets	$342	$721

ALLOWANCE FOR CREDIT LOSSES
The following table shows activity related to the Allowance for credit losses:

(Millions of dollars)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Balance at beginning of the period	$394	$382	$377	$395
Adjustment to adopt consolidation of variable-interest entities	-	-	18	-
Provision for credit losses	47	43	95	81
Receivables written off	(65)	(60)	(120)	(112)
Recoveries on receivables previously written off	13	5	22	10
Foreign currency translation adjustment	(6)	8	(9)	4
Balance at end of the period	$383	$378	$383	$378

UNAUDITED

Bad debt write-offs, net of recoveries, were $52 million for the second quarter of 2010, down $3 million from the second quarter of 2009.  Second-quarter 2010 annualized losses were 0.91 percent of the average retail portfolio compared to 0.89 percent for the second quarter of 2009 and 1.03 percent for the full-year 2009.

At the end of the second quarter of 2010, our Allowance for credit losses was 1.70 percent of net finance receivables, increasing from 1.64 percent on December 31, 2009, and 1.55 percent at the end of the second quarter of 2009.  At the end of the second quarter of 2010, the Allowance for credit losses totaled $383 million compared with $377 million on December 31, 2009, and $378 million at the end of the second quarter of 2009.  The increase of $5 million in Allowance for credit losses year-over-year reflected a $34 million increase associated with the higher allowance rate, partially offset by a $29 million decrease due to a reduction in the overall net finance receivable portfolio.

TOTAL PAST DUE FINANCE AND RENTS RECEIVABLES
At the end of the second quarter of 2010, past dues were 5.33 percent, down from 6.06 percent at the end of the first quarter and 5.54 percent at the end of 2009.  At the end of the second quarter of 2009, past dues were 5.53 percent.  The reduction in past dues from year-end is primarily due to the general improvement in global economic conditions.

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

We continued to experience favorable liquidity conditions in all key global funding markets during the second quarter of 2010.  Commercial Paper (CP) market liquidity and pricing continued to be favorable, with CP outstanding totaling $2.2 billion at quarter-end supported by a $5.5 billion revolving credit facility.  During the second quarter of 2010, we issued EUR 365 million, AUD 200 million and USD 300 million in medium-term notes.  Our second quarter 2010 CP, term debt issuance and year-to-date portfolio cash receipts have provided sufficient liquidity for operations.  We held a cash balance at the end of the second quarter of 2010 totaling $1.6 billion.

In the event that we, or any of our debt securities, experience a credit rating downgrade it would likely result in an increase in our borrowing costs and make access to certain credit markets more difficult.

While we expect global economic conditions to continue improving in 2010, in the event they deteriorate from current levels or access to debt markets becomes unavailable, we would rely on cash flow from our existing portfolio, utilization of existing cash balances, access to our credit facility and other credit line facilities held by us and potential borrowings from Caterpillar.  In addition, Caterpillar maintains a support agreement with us, which requires Caterpillar to remain our sole owner and may, under certain circumstances, require Caterpillar to make payments to us should we fail to maintain certain financial ratios.

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

UNAUDITED

Total borrowings outstanding as of June 30, 2010 were $24.274 billion, a decrease of $996 million over December 31, 2009, due to declining portfolio balances.  Outstanding borrowings were as follows:

(Millions of dollars)	June 30, 2010	December 31, 2009
Medium-term notes, net of unamortized discount	$18,630	$20,258
Commercial paper, net of unamortized discount	2,164	2,233
Bank borrowings – long-term	1,396	1,265
Variable denomination floating rate demand notes	664	695
Bank borrowings – short-term	602	782
Notes payable to Caterpillar	600	26
Secured borrowings	218	-
Short-term note, net of unamortized premium	-	11
Total outstanding borrowings	$24,274	$25,270

Short-term and medium-term notes
We issue short-term and medium-term unsecured notes through securities dealers or underwriters in the U.S., Canada, Europe, Australia, Japan and Argentina to both retail and institutional investors.  These notes are offered in several currencies and with a variety of maturities.  These notes are senior unsecured obligations of the Company.  Short-term and medium-term notes outstanding as of June 30, 2010, mature as follows:

(Millions of dollars)
2010	$2,249
2011	2,588
2012	3,312
2013	3,262
2014	1,904
Thereafter	5,315
Total	$18,630

Short-term and medium-term notes issued and redeemed for the six months ended June 30, 2010 totaled $1.6 billion and $3.0 billion, respectively.

Commercial paper
We issue unsecured commercial paper in the U.S., Europe and other international capital markets.  These short-term promissory notes are issued on a discounted basis and are payable at maturity.

UNAUDITED

Revolving credit facilities
We have three global credit facilities with a syndicate of banks totaling $6.99 billion (Credit Facility) available in the aggregate to both Caterpillar and us to support our commercial paper programs in the event those programs become unavailable and for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of June 30, 2010 was $5.49 billion.

•	The five-year facility of $1.62 billion expires in September 2012.

•	The five-year facility of $2.98 billion expires in September 2011.

•	The 364-day facility of $2.39 billion expires in September 2010.

At June 30, 2010, Caterpillar’s consolidated net worth was $13.57 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined as the consolidated stockholder’s equity including preferred stock but excluding the pension and other post-retirement benefits balance within Accumulated other comprehensive income (loss).

At June 30, 2010, our covenant interest coverage ratio was 1.27 to 1.  This is above the 1.15 to 1 minimum ratio of (1) profit excluding income taxes, interest expense and net gain (loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended.

In addition, at June 30, 2010, our covenant leverage ratio was 7.21 to 1.  This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31 required by the Credit Facility.

In the event that we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the bank group may terminate the commitments under the Credit Facility.  Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings.  At June 30, 2010, there were no borrowings under the Credit Facility.

Bank borrowings
Credit lines with banks as of June 30, 2010 totaled $3.53 billion.  These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements.  The remaining available credit commitments may be withdrawn any time at the lenders' discretion.  As of June 30, 2010, we had $2.00 billion outstanding against these credit lines compared to $2.05 billion as of December 31, 2009, and were in compliance with all debt covenants under these credit lines.

Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction.  We do not hold reserves to fund the payment of the demand notes.  The notes are offered on a continuous basis by prospectus only.

UNAUDITED

Notes receivable from/payable to Caterpillar
Under our variable amount lending agreements and other notes receivable with Caterpillar, we may borrow up to $2.28 billion from Caterpillar, and Caterpillar may borrow up to $2.33 billion from us.  The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice.  We had notes payable of $600 million and notes receivable of $897 million outstanding as of June 30, 2010, compared to notes payable of $26 million and notes receivable of $1.1 billion as of December 31, 2009.

Secured borrowings
Secured borrowings primarily include the debt related to the asset-backed securitization entities.

OFF-BALANCE SHEET ARRANGEMENTS
We lease all of our facilities.  In addition, we have guarantees with third parties of $165 million as of June 30, 2010.

CASH FLOWS
Operating cash flow was $421 million in the first six months of 2010, compared with $690 million for the same period a year ago.  The decrease in operating cash flow was primarily related to the absence of cash proceeds from liquidated interest rate swaps.  Net cash provided by investing activities was $302 million for the first half of 2010, compared to $1.91 billion for the same period in 2009.  This change is primarily the result of lower collections of finance receivables, lower proceeds from the sale of finance receivables and higher additions of finance receivables, partially offset by lower intercompany borrowings.  Net cash used for financing activities in 2010 was $1.53 billion for the first half of 2010, compared to $1.47 billion for the same period in 2009, primarily due to a $600 million dividend payment to Caterpillar Inc. and lower debt issuances, partially offset by higher intercompany borrowings.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q may be considered "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements may relate to future events or our future financial performance, which may involve known and unknown risks and uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by any forward-looking statements.  In this context, words such as "believes," "expects," "estimates," "anticipates," "will," "should" and similar words or phrases often identify forward-looking statements made on behalf of Cat Financial.  These statements are only predictions.  Actual events or results may differ materially due to factors that affect international businesses, including changes in economic conditions and ongoing challenges in the global financial and credit markets, and change in laws and regulations and political stability, as well as factors specific to Cat Financial and the markets we serve, including the market’s acceptance of our products and services, the creditworthiness of our customers, interest rate and currency rate fluctuations and estimated residual values of leased equipment.  These risk factors may not be exhaustive.  We operate in a continually changing business environment, and new risk factors emerge from time to time.  We cannot predict these new risk factors, nor can we assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements.  Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.  Moreover, we do not assume responsibility for the accuracy and completeness of those statements.  Forward-looking statements are qualified in their entirety by reference to the factors discussed under the captions "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K filed with the Securities and Exchange Commission (SEC) on February 19, 2010, and as supplemented in our Form 10-Q filing with the SEC on May 3, 2010.  We do not undertake to update our forward-looking statements.

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

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

For a discussion of the risks and uncertainties that may affect our business, please see Part I. Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the Securities and Exchange Commission  (SEC) on February 19, 2010, for the year ended December 31, 2009, and Part II. Item 1A. Risk Factors in our Form 10-Q for the quarterly period ended March 31, 2010, filed with the SEC on May 3, 2010.  There has been no material change in this information for the current quarter.

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

UNAUDITED

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

UNAUDITED

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

Caterpillar Financial Services Corporation
(Registrant)
Date: July 30, 2010	By: /s/ Steven R. Elsesser
Steven R. Elsesser, Controller

Date: July 30, 2010	By: /s/ Kent M. Adams
Kent M. Adams, President, Director and Chief Executive Officer