Form 10-Q
period 2010-09-30
CATERPILLAR FINANCIAL SERVICES CORP
filed 2010-11-04
CIK 764764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes [    ]   No [ ✓ ]

As of November 4, 2010, one share of common stock of the Registrant was outstanding, which is owned by Caterpillar Inc.

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

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF PROFIT
(Unaudited)
(Dollars in Millions)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Retail finance	$324	$362	$997	$1,099
Operating lease	218	234	666	677
Wholesale finance	55	56	141	196
Other, net1	43	24	115	85
Total revenues	640	676	1,919	2,057

Expenses:
Interest	228	255	696	809
Depreciation on equipment leased to others	169	180	518	527
General, operating and administrative	90	80	270	241
Provision for credit losses	55	63	150	144
Other	10	10	34	37
Total expenses	552	588	1,668	1,758

Other income (expense)	1	(8)	4	(26)

Profit before income taxes	89	80	255	273

Provision for income taxes	13	-	39	45

Profit of consolidated companies	76	80	216	228

Less: Profit attributable to noncontrolling interests	3	4	8	12

Profit 2	$73	$76	$208	$216

1 Includes impairment losses on retained interests:
Total other-than-temporary impairment losses	$-	$-	$-	$46
Portion of losses recognized in Accumulated other comprehensive income (loss) before taxes	-	2	-	(13)
Net impairment losses recognized in earnings	$-	$2	$-	$33

2 Profit attributable to Caterpillar Financial Services Corporation.

    See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in Millions, except share data)

	September 30,	December 31,
	2010	2009
Assets:
Cash and cash equivalents	$1,342	$2,536
Finance receivables
Retail notes receivable	8,639	8,499
Wholesale notes receivable	2,191	1,559
Finance leases and installment sale contracts - Retail	12,976	13,895
Finance leases and installment sale contracts - Wholesale	463	506
	24,269	24,459
Less: Unearned income	(1,419)	(1,493)
Less: Allowance for credit losses	(367)	(377)
Total net finance receivables	22,483	22,589

Notes receivable from Caterpillar	758	1,094
Equipment on operating leases,
less accumulated depreciation	2,728	2,987
Deferred and refundable income taxes	148	123
Other assets	1,314	1,319
Total assets	$28,773	$30,648

Liabilities and stockholder’s equity:
Payable to dealers and others	$131	$160
Payable to Caterpillar - other	59	43
Accrued expenses	262	404
Income taxes payable	77	103
Payable to Caterpillar - borrowings	600	26
Short-term borrowings	3,384	3,721
Current maturities of long-term debt	4,164	5,399
Long-term debt	15,800	16,124
Deferred income taxes and other liabilities	576	525
Total liabilities	25,053	26,505

Commitments and contingent liabilities (Notes 7 and 8)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid-in amount)	745	745
Additional paid-in capital	2	2
Retained earnings	2,664	3,062
Accumulated other comprehensive income	230	264
Noncontrolling interests	79	70
Total stockholder’s equity	3,720	4,143

Total liabilities and stockholder’s equity	$28,773	$30,648

    See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Unaudited)
(Dollars in Millions)
Nine Months Ended September 30, 2009	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total	Comprehensive income
Balance at December 31, 2008	$745	$-	$2,803	$(37)	$61	$3,572
Profit of consolidated companies			216		12	228	$228
Foreign currency translation, net of tax of $52				276		276	276
Derivative financial instruments
Gains (losses) deferred, net of tax of $9				(22)		(22)	(22)
(Gains) losses reclassified to earnings, net of tax of $21				42		42	42
Retained interests
Gains (losses) deferred, net of tax of $10 1				(18)		(18)	(18)
(Gains) losses reclassified to earnings, net of tax of $11				20		20	20
Balance at September 30, 2009	$745	$-	$3,019	$261	$73	$4,098	$526

Nine Months Ended September 30, 2010
Balance at December 31, 2009	$745	$2	$3,062	$264	$70	$4,143
Adjustment to adopt consolidation of variable-interest entities	-	-	(6)	3	-	(3)
Balance at January 1, 2010	$745	$2	$3,056	$267	$70	$4,140
Profit of consolidated companies			208		8	216	$216
Dividend paid to Cat Inc.			(600)			(600)	-
Foreign currency translation,
net of tax of $51				(59)	1	(58)	(58)
Derivative financial instruments
Gains (losses) deferred,
net of tax of $2				(6)		(6)	(6)
(Gains) losses reclassified to earnings, net of tax of $14				28		28	28
Balance at September 30, 2010	$745	$2	$2,664	$230	$79	$3,720	$180

1Includes noncredit component of other-than-temporary impairment losses on securitized retained interests of ($8) million, net of tax of $5 million, for the nine months ended September 30, 2009. See Note 9 for additional information.

    See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)
	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Profit of consolidated companies	$216	$228
Adjustments for non-cash items:
Depreciation and amortization	538	550
Amortization of receivables purchase discount	(95)	(130)
Provision for credit losses	150	144
Gain on sales of receivables	-	(12)
Other, net	(162)	(135)
Changes in assets and liabilities:
Receivables from others	53	160
Other receivables/payables with Caterpillar	21	(41)
Payable to dealers and others	2	(147)
Accrued interest payable	(41)	35
Accrued expenses and other liabilities, net	(1)	(15)
Income taxes payable	(43)	64
(Payments)/proceeds on interest rate swaps	(1)	189
Net cash provided by operating activities	637	890

Cash flows from investing activities:
Expenditures for equipment on operating leases and for non-leased equipment	(677)	(753)
Proceeds from disposals of equipment	1,046	725
Additions to finance receivables	(19,168)	(15,518)
Collections of finance receivables	19,084	18,796
Proceeds from sales of receivables	13	983
Net change in variable lending to Caterpillar	(186)	34
Additions to other notes receivable with Caterpillar	(133)	(1,550)
Collections on other notes receivable with Caterpillar	666	500
Restricted cash and cash equivalents activity, net	82	-
Other, net	17	(232)
Net cash provided by investing activities	744	2,985

Cash flows from financing activities:
Net change in variable lending from Caterpillar	(26)	(427)
Proceeds from borrowings with Caterpillar	600	-
Proceeds from debt issued (original maturities greater than three months)	5,738	9,833
Payments on debt issued (original maturities greater than three months)	(7,972)	(9,420)
Short-term borrowings, net (original maturities three months or less)	(270)	(2,720)
Dividend paid to Caterpillar	(600)	-
Net cash used in financing activities	(2,530)	(2,734)

Effect of exchange rate changes on cash and cash equivalents	(45)	19
(Decrease) Increase in cash and cash equivalents	(1,194)	1,160
Cash and cash equivalents at beginning of year	2,536	1,080
Cash and cash equivalents at end of period	$1,342	$2,240

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

In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated profit for the three months and nine months ended September 30, 2010 and 2009, (b) the consolidated financial position as of September 30, 2010 and December 31, 2009, (c) the consolidated changes in stockholder's equity for the nine months ended September 30, 2010 and 2009 and (d) the consolidated cash flows for the nine months ended September 30, 2010 and 2009.  The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC, requires management to make estimates and assumptions that affect the reported amounts.  The most significant estimates are the allowance for credit losses and residual values for leased assets.  Actual results may differ from these estimates.  Certain amounts for prior periods have been reclassified to conform to the current period presentation.

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

Comprehensive income is comprised of Profit of consolidated companies, as well as adjustments for foreign currency translation, derivative instruments designated as cash flow hedges and retained interests.  Total Comprehensive income for the three months ended September 30, 2010 and 2009 was $394 million and $220 million, respectively.  Total Comprehensive income for the nine months ended September 30, 2010 and 2009 was $180 million and $526 million, respectively.

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

During the third quarter of 2010, management identified a clerical transposition in the preparation of the Consolidated Statements of Cash Flows for the first and second quarters of 2010.  The effect was an understatement of net cash provided by investing activities and an overstatement in net cash provided by operating activities of $28 million and $60 million, for the three months ended March 31, 2010 and six months ended June 30, 2010, respectively.  Management has evaluated the impact and concluded the amounts were not material.  Management will revise the Consolidated Statement of Cash Flows for the periods discussed in future filings.  Operating and investing cash flow activity for the nine months ended September 30, 2010 reflect the impact of such revisions.

UNAUDITED

2.	Accumulated Other Comprehensive Income

Comprehensive income and its components are presented in the Consolidated Statements of Changes in Stockholder's Equity.  Accumulated other comprehensive income, net of tax, consisted of the following as of:

(Millions of dollars)
	September 30, 2010	September 30, 2009
Foreign currency translation	$249	$316
Derivative financial instruments	(19)	(50)
Retained interests	-	(5)
Total Accumulated other comprehensive income	$230	$261

3.	New Accounting Pronouncements

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

Disclosures about the credit quality of financing receivables and the allowance for credit losses – In July 2010, the FASB issued accounting guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses.  The guidance expands disclosures for the allowance for credit losses and financing receivables by requiring entities to disclose information at disaggregated levels.  It also requires disclosure of credit quality indicators, past due information and modifications of financing receivables.  For end of period balances, the new disclosures will be effective December 31, 2010.  For activity during a reporting period, the disclosures will be effective January 1, 2011.  We do not expect the adoption to have a material impact on our financial statements.

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

Assets and liabilities measured at fair value included in our Consolidated Statements of Financial Position as of September 30, 2010 and December 31, 2009 are summarized below:

(Millions of dollars)
	September 30, 2010
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Assets
Derivative financial instruments, net	$-	$292	$-	$292
Total Assets	$-	$292	$-	$292
Liabilities
Guarantees	$-	$-	$4	$4
Total Liabilities	$-	$-	$4	$4

	December 31, 2009
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Assets
Derivative financial instruments, net	$-	$43	$-	$43
Securitized retained interests	-	-	102	102
Total Assets	$-	$43	$102	$145
Liabilities
Guarantees	$-	$-	$4	$4
Total Liabilities	$-	$-	$4	$4

UNAUDITED

Below are roll-forwards of assets and liabilities measured at fair value using Level 3 inputs for the nine months ended September 30, 2010 and 2009.  These instruments were valued using pricing models that, in management’s judgment, reflect the assumptions a marketplace participant would use.

(Millions of dollars)	Securitized Retained Interests	Guarantees
Balance as of December 31, 2009	$102	$4
Adjustment to adopt consolidation of variable-interest entities	(102)	-
Issuance of guarantees	-	6
Expiration of guarantees	-	(6)
Balance as of September 30, 2010	$-	$4

(Millions of dollars)	Securitized Retained Interests	Guarantees
Balance as of December 31, 2008	$52	$2
Gains or (losses) included in earnings (realized/unrealized) 1	(31)	-
Changes in Accumulated other comprehensive income (loss)	3	-
Purchases, issuances and settlements	75	1
Balance as of September 30, 2009	$99	$3

1Included in Other revenues, net, in the Consolidated Statements of Profit.

The amount of unrealized net losses on securitized retained interests included in earnings for the three and nine months ended September 30, 2009 related to assets still held at September 30, 2009 was $2 million and $28 million, respectively.  These losses were reported in Other revenues, net, in the Consolidated Statements of Profit.

In addition to the amounts above, we had impaired loans of $184 million and $208 million as of September 30, 2010 and December 31, 2009, respectively.  A loan is considered impaired when management determines that collection of contractual amounts due is not probable.  In these cases, an allowance for credit losses is established based primarily on the fair value of associated collateral.  As the collateral's fair value is based on observable market prices and/or current appraised values, the impaired loans are classified as Level 2 measurements.

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

UNAUDITED

Please refer to the table below for the fair values of our financial instruments.
(Millions of dollars)	Fair Values of Financial Instruments
	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,342	$1,342	$2,536	$2,536
Foreign currency contracts:
In a receivable position	$35	$35	$20	$20
In a payable position	$(22)	$(22)	$(18)	$(18)
Finance receivables, net (excluding finance leases) 1	$15,134	$15,289	$14,809	$14,304
Restricted cash and cash equivalents2	$83	$83	$13	$13
Short-term borrowings	$(3,384)	$(3,384)	$(3,721)	$(3,721)
Long-term debt	$(19,964)	$(21,154)	$(21,523)	$(22,296)
Interest rate swaps:
In a net receivable position	$307	$307	$147	$147
In a net payable position	$(28)	$(28)	$(106)	$(106)
Securitized retained interests	$-	$-	$102	$102
Guarantees	$(4)	$(4)	$(4)	$(4)

1 As of September 30, 2010 and December 31, 2009, represents finance leases with a net carrying value of $7,349 million and $7,780 million, respectively.
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

•
Asia-Pacific: We have offices in Australia, New Zealand, China, Japan, South Korea and Southeast Asia that serve local dealers and customers, as well as large mining customers worldwide.  This segment also provides project financing in various countries.

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

Supplemental segment data for the three months ended September 30,
(Millions of dollars) 2010	North America	Europe	Diversified Services	Asia-Pacific	Total
External revenue	$305	$83	$121	$131	$640
Inter-segment revenue	5	-	-	-	5
Profit	-	20	22	31	73

2009	North America	Europe	Diversified Services	Asia-Pacific	Total
External revenue	$329	$107	$118	$122	$676
Inter-segment revenue	11	-	-	-	11
Profit	4	25	19	28	76

Supplemental segment data for the nine months ended September 30,
(Millions of dollars) 2010	North America	Europe	Diversified Services	Asia-Pacific	Total
External revenue	$916	$265	$348	$390	$1,919
Inter-segment revenue	17	-	-	-	17
Profit (loss)	(3)	52	75	84	208

2009	North America	Europe	Diversified Services	Asia-Pacific	Total
External revenue	$1,040	$329	$336	$352	$2,057
Inter-segment revenue	37	-	-	-	37
Profit	37	68	46	65	216

(Millions of dollars)	North America	Europe	Diversified Services	Asia-Pacific	Total
Assets as of September 30, 2010	$15,851	$4,252	$7,279	$4,724	$32,106

Assets as of December 31, 2009	$18,014	$5,105	$6,982	$4,814	$34,915

UNAUDITED

(Millions of dollars) Reconciliation of assets:	September 30, 2010	December 31, 2009
Assets from segments	$32,106	$34,915
Less: Investment in subsidiaries	(1,090)	(1,080)
Less: Inter-segment balances	(2,243)	(3,187)
Total	$28,773	$30,648

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

As of September 30, 2010, $16 million of deferred net losses, net of tax, included in equity, related to our floating-to-fixed interest rate swaps, are expected to be reclassified to Interest expense over the next twelve months.  The actual amount recorded in Interest expense will vary based on interest rates at the time the hedged transactions impact earnings.

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

The location and fair value of derivative instruments reported in the Consolidated Statements of Financial Position are as follows:

(Millions of dollars)
		Asset (Liability) Fair Value
	Consolidated Statements of Financial Position Location	September 30, 2010	December 31, 2009
Designated derivatives
Interest rate contracts	Other assets	$307	$145
Interest rate contracts	Accrued expenses	(26)	(100)
		$281	$45
Undesignated derivatives
Foreign exchange contracts	Other assets	$35	$20
Foreign exchange contracts	Accrued expenses	(22)	(18)
Interest rate contracts	Other assets	-	2
Interest rate contracts	Accrued expenses	(2)	(6)
		$11	$(2)

UNAUDITED

For the nine months ended September 30, 2010 and 2009, the deferred gains (losses) recorded in AOCI on the Consolidated Statements of Changes in Stockholder’s Equity associated with our cash flow interest rate contract hedges are as follows:

(Millions of dollars)
Balance as of December 31, 2009, net of tax of $21	$(41)
Gains (losses) deferred during the year, net of tax of $2	(6)
(Gains) losses reclassified to earnings, net of tax of $14	28
Balance as of September 30, 2010, net of tax of $9	$(19)

(Millions of dollars)
Balance as of December 31, 2008, net of tax of $38	$(70)
Gains (losses) deferred during the year, net of tax of $9	(22)
(Gains) losses reclassified to earnings, net of tax of $21	42
Balance as of September 30, 2009, net of tax of $26	$(50)

The effect of derivatives designated as hedging instruments on the Consolidated Statements of Profit is as follows:

Fair Value Hedges
(Millions of dollars)
		Three Months Ended September 30, 2010		Three Months Ended September 30, 2009
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts	Other income (expense)	$63	$(61)	$74	$(74)
		$63	$(61)	$74	$(74)

		Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009
Interest rate contracts	Other income (expense)	$204	$(195)	$(146)	$160
		$204	$(195)	$(146)	$160

UNAUDITED

Cash Flow Hedges
(Millions of dollars)

		Three Months Ended September 30, 2010
	Classification of Gains (Losses)	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(10)	$-
Interest rate contracts	Other income (expense)	-	(2)
		$(10)	$(2)

		Three Months Ended September 30, 2009
	Classification of Gains (Losses)	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(21)	$-
Interest rate contracts	Other income (expense)	-	1
		$(21)	$1

		Nine Months Ended September 30, 2010
	Classification of Gains (Losses)	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(42)	$-
Interest rate contracts	Other income (expense)	-	(1)
		$(42)	$(1)

		Nine Months Ended September 30, 2009
	Classification of Gains (Losses)	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(63)	$-
Interest rate contracts	Other income (expense)	-	6
		$(63)	$6

UNAUDITED

The effect of derivatives not designated as hedging instruments on the Consolidated Statements of Profit is as follows:

Undesignated Derivatives
(Millions of dollars)
	Classification of Gains or (Losses)	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009
Foreign exchange contracts	Other income (expense)	$12	$(75)
Interest rate contracts	Other income (expense)	2	1
		$14	$(74)

	Classification of Gains or (Losses)	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Foreign exchange contracts	Other income (expense)	$23	$(141)
Interest rate contracts	Other income (expense)	3	2
		$26	$(139)

7.	Guarantees

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

No loss has been experienced or is anticipated under any of these guarantees.  The recorded liability for these guarantees was $4 million as of September 30, 2010 and December 31, 2009, respectively.  The maximum potential amount of future payments (undiscounted and without reduction for any amount that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees are as follows:

(Millions of dollars)	September 30, 2010	December 31, 2009
Customer guarantees	$151	$157
Limited indemnity	17	20
Total guarantees	$168	$177

We provide guarantees to repurchase certain loans of Caterpillar dealers from a special purpose corporation (SPC) that qualifies as a VIE.  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  We have a loan purchase agreement with the SPC that obligates us to purchase certain loans that are not paid at maturity.  We receive a fee for providing this guarantee, which provides a source of liquidity for the SPC.  We are the primary beneficiary of the SPC as our guarantees result in us having both the power to direct the activities that most significantly impact the SPC's economic performance and the obligation to absorb losses, and therefore we have consolidated the financial statements of the SPC.  As of September 30, 2010 and December 31, 2009, the SPC's assets of $297 million and $231 million, respectively, are primarily comprised of loans to dealers, which are included in Retail notes receivable in the Consolidated Statements of Financial Position, and the SPC's liabilities of $297 million and $231 million, respectively, are primarily comprised of commercial paper, which is included in Short-term borrowings in the Consolidated Statements of Financial Position.  No loss has been experienced or is anticipated under this loan purchase agreement.  Our assets are not available to pay creditors of the SPC, except to the extent we may be obligated to perform under the guarantee, and assets of the SPC are not available to pay our creditors.

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

In accordance with the new consolidation accounting guidance adopted on January 1, 2010, these SPEs were concluded to be VIEs. We determined that we were the primary beneficiary based on our power to direct activities through our role as servicer and our obligation to absorb losses and right to receive benefits and therefore consolidated the entities using the carrying amounts of the SPEs’ assets and liabilities.

The restricted assets (Finance leases and installment sale contracts - Retail, Allowance for credit losses and Other assets) of these consolidated SPEs totaled $160 million at September 30, 2010.  The liabilities (Accrued expenses and Current maturities of long-term debt) of these consolidated SPEs totaled $99 million at September 30, 2010.

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

(Millions of dollars)	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
Total other-than-temporary impairment losses	$-	$46
Portion of losses recognized in Accumulated other comprehensive income (loss) before taxes	2	(13)
Net impairment losses recognized in earnings 1	$2	$33

1 Recorded in Other revenues, net, on the Consolidated Statements of Profit.

UNAUDITED

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

Sale of Interests in Wholesale Receivables
We purchase North American Caterpillar Dealer trade receivables (NACD Receivables) at a discount.  The discount is an estimate of the amount of financing revenue that would be earned at a market rate on the NACD Receivables over their expected life.  During 2009, we sold interests in the NACD Receivables through a revolving structure to third-party commercial paper conduits, asset-backed commercial paper issuers that are SPEs of the sponsor bank and are not consolidated by us.  The transfers to the conduits were accounted for as sales.  The gain, included in Other revenues, net, in our Consolidated Statements of Profit, is principally the difference between the unearned discount on the NACD Receivables sold to the third-party commercial paper conduits less related costs incurred over their remaining term.  Expected credit losses were assumed to be zero because dealer receivables have historically had no losses and none are expected in the future.  We received an annual servicing fee of approximately 0.5 percent of the average outstanding principal balance of the interests in the NACD Receivables sold to the third-party commercial paper conduits.  We generally do not record a servicing asset or liability since the servicing fee is considered fair market compensation.  We recognized a pre-tax gain on the sale of wholesale receivables of $2 million and $9 million for the three and nine months ended September 30, 2009, respectively.  As of September 30, 2010 and December 31, 2009, there were no NACD Receivables sold to the conduits.

UNAUDITED

The cash collections from the NACD Receivables are first applied to satisfy any obligations to the third-party commercial paper conduits.  The third-party commercial paper conduits have no recourse to our assets, other than the NACD Receivables that we continue to hold.

Cash flows from sale of interests in wholesale receivables
(Millions of dollars)	For Nine Months Ended September 30,
	2010	2009
Cash proceeds from sales of receivables to conduits	$-	$887
Cash flows received on the interests that continue to be held	$5,762	$6,005

In addition to the NACD Receivables, we purchase other trade receivables from Caterpillar entities at a discount. The discount is an estimate of the amount of financing revenue that would be earned at a market rate on these trade receivables over their expected life.  The discount is amortized into revenue on an effective yield basis over the life of the receivables and recognized as Wholesale finance revenue.  Amortized discounts for the NACD and other trade receivables were $35 million and $38 million for the three months ended September 30, 2010 and 2009, respectively, and $95 million and $130 million for the nine months ended September 30, 2010 and 2009, respectively.  In the Consolidated Statements of Cash Flows, collection of the discount is included in investing activities as the receivables are collected.

Other Managed Assets
We also sell individual leases and finance receivables to third parties with limited or no recourse to us to either reduce our concentration of credit risk related to certain customers or as an additional source of liquidity.  In accordance with accounting for transfers and servicing of financial assets, the transfers to the third parties are accounted for as sales. We maintain servicing responsibilities for these third-party assets, which totaled $272 million and $477 million as of September 30, 2010 and December 31, 2009, respectively.  Since we do not receive a servicing fee for these assets, a servicing liability is recorded.  As of September 30, 2010 and December 31, 2009, these liabilities were not significant.

10.	Income Taxes

The provision for income taxes was $39 million for the first nine months of 2010, which reflected an estimated annual effective tax rate of 24 percent, reduced by a benefit of $10 million from a non-U.S. income tax refund claim related to a prior year and a benefit of $12 million related to a different non-U.S. tax jurisdiction and prior year.  The estimated annual tax rate for 2010 is expected to be less than the U.S. tax rate of 35 percent primarily due to profits in tax jurisdictions with rates lower than the U.S. rate.

The provision for income taxes was $45 million for the first nine months of 2009, which reflected an estimated annual effective tax rate of 20 percent, reduced by a benefit of $10 million related to the conclusion of two separate prior years’ income tax examinations.

UNAUDITED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW:  THIRD QUARTER 2010 VS. THIRD QUARTER 2009
We reported third-quarter revenues of $640 million, a decrease of $36 million, or 5 percent, compared with the third quarter of 2009.  Third-quarter profit after tax was $73 million, a $3 million decrease from the third quarter of 2009.

•
The decrease in revenues was principally due to a $46 million impact from lower earning assets (finance receivables and operating leases at constant interest rates) and a $13 million unfavorable impact from lower interest rates on new and existing finance receivables, partially offset by a $24 million favorable change from returned or repossessed equipment.

•
Profit before income taxes was $89 million for the third quarter of 2010, compared to $80 million for the third quarter of 2009.  The increase was principally due to a $24 million favorable change from returned or repossessed equipment, an $8 million decrease in the provision for credit losses and a $6 million increase in other miscellaneous revenue items.  These increases in pre-tax profit were partially offset by a $17 million unfavorable impact from lower average earning assets and a $10 million increase in general, operating and administrative expense.

•
The provision for income taxes in the third quarter reflects an estimated annual effective tax rate of 24 percent, reduced by a benefit of $12 million related to a prior year.  The estimated annual tax rate of 24 percent is up from 20 percent in the third quarter of 2009 and 22 percent in the second quarter of 2010.

•
New retail financing was $2.5 billion, an increase of $706 million, or 40 percent, from the third quarter of 2009.  The increase was primarily related to improvement in our North America, Europe and Asia-Pacific operating segments.

•
At the end of the third quarter of 2010, past dues were 4.88 percent, down from 5.33 percent at the end of the second quarter and 5.54 percent at the end of 2009.  At the end of the third quarter of 2009, past dues were 5.79 percent.  The reduction in past dues from year-end is primarily due to the general improvement in global economic conditions.

•
Bad debt write-offs, net of recoveries, were $78 million for the third quarter of 2010, up $13 million from the third quarter of 2009.  The increase in write-offs reflects the lingering effect the economic downturn has had on some of our customers, most notably U.S. and European customers in the housing and general construction industries.  Third-quarter year-to-date 2010 annualized losses were 1.03 percent of the average retail portfolio, compared to 0.90 percent for the same period in 2009 and 1.03 percent for the full-year 2009.

•
At the end of the third quarter of 2010, our allowance for credit losses was 1.61 percent of net finance receivables, decreasing from 1.64 percent on December 31, 2009, and 1.62 percent at the end of the third quarter of 2009.  At the end of the third quarter of 2010, the allowance for credit losses totaled $367 million, compared with $377 million on December 31, 2009, and $381 million at the end of the third quarter of 2009.  The decrease of $14 million in allowance for credit losses year over year reflected an $11 million decrease due to a reduction in the overall net finance receivable portfolio and a $3 million decrease associated with the lower allowance rate.

UNAUDITED

REVIEW OF CONSOLIDATED STATEMENTS OF PROFIT

THREE MONTHS ENDED SEPTEMBER 30, 2010 VS. THREE MONTHS ENDED SEPTEMBER 30, 2009

REVENUES
Retail and wholesale revenue for the third quarter of 2010 was $379 million, a decrease of $39 million from the same period in 2009.  The decrease was due to a $22 million unfavorable impact from lower earning assets (finance receivables at constant interest rates) and a $17 million unfavorable impact from lower interest rates on new and existing retail and wholesale receivables.  The annualized average yield was 6.67 percent for the third quarter of 2010, compared to 6.98 percent for the third quarter of 2009.  Yield was negatively impacted by a decrease in earned discounts on certain North America purchased wholesale receivables.

Operating lease revenue was $218 million for the third quarter of 2010, a decrease of $16 million from the same period in 2009.  The decrease was due to a $28 million unfavorable impact from lower average earning assets (operating leases at constant interest rates), partially offset by a $12 million impact from higher interest rates on operating leases.

Other revenue, net, for the third quarter of 2010 was $43 million, compared to $24 million in the third quarter of 2009.  This $19 million increase was primarily due to a $24 million favorable change from returned or repossessed equipment, partially offset by decreases in various other net revenue items.  Other revenue, net, items were as follows:

(Millions of dollars)	Three Months Ended September 30,
	2010	2009
Finance receivable and operating lease fees (including late charges)	$20	$18
Interest income on Notes Receivable from Caterpillar	17	22
Net gain/(loss) on returned or repossessed equipment	4	(20)
Miscellaneous other revenue, net	2	5
Service fee income on sold receivables	-	2
Gain on sales of receivables	-	2
Net loss related to retained interests in securitized retail receivables	-	(5)
Total Other revenue, net	$43	$24

EXPENSES
Interest expense for the third quarter of 2010 was $228 million, a decrease of $27 million from the same period in 2009.  This decrease was primarily due to a reduction of 12 basis points in the average cost of borrowing to 3.80 percent for the third quarter of 2010, down from 3.92 percent for the third quarter of 2009, and the impact of an 8 percent decrease in average borrowings.

Depreciation expense on equipment leased to others was $169 million, down $11 million from the third quarter of 2009 due to a decrease in the average operating lease portfolio.

General, operating and administrative expenses were $90 million for the third quarter of 2010, compared to $80 million for the same period in 2009.  The increase was primarily due to the provision related to incentive pay.  In 2009, short-term incentive compensation plans, which are tied to Caterpillar results, did not meet the earnings threshold, and no expense was incurred.  There were 1,562 full-time employees as of September 30, 2010, compared to 1,541 as of September 30, 2009.

UNAUDITED

The Provision for credit losses was $55 million for the third quarter of 2010, down $8 million from the third quarter of 2009.  The Allowance for credit losses as of September 30, 2010 was 1.61 percent of finance receivables, net of unearned income, compared to 1.62 percent as of September 30, 2009.  See Allowance for Credit Losses for further discussion.

Other expenses were $10 million for both the third quarter of 2010 and 2009, respectively.

Other income (expense) for the third quarter of 2010 was income of $1 million, compared to an expense of $8 million for the same period in 2009.  The increase in Other income (expense) was due to a $9 million improvement in net currency exchange losses compared with the third quarter of 2009.  Other income (expense) items were as follows:

(Millions of dollars)	Three Months Ended
	September 30,
	2010	2009
Net gain from interest rate derivatives	$2	$2

Currency exchange gain/(loss)	(13)	65
Net gain/(loss) on undesignated foreign exchange contracts (including forward points)	12	(75)
Net currency exchange loss	(1)	(10)
Total Other income (expense)	$1	$(8)

The provision for income taxes was $13 million for the third quarter of 2010, which reflected an estimated annual effective tax rate of 24 percent, reduced by a benefit of $12 million related to a prior year and increased by $3 million due to the change in the 2010 estimated annual tax rate from 22 to 24 percent. The increase was primarily attributable to expected changes in our geographic mix of pre-tax results.  The estimated annual tax rate for 2010 is expected to be less than the U.S. tax rate of 35 percent primarily due to profits in tax jurisdictions with rates lower than the U.S. rate.

The provision for income taxes in the third quarter of 2009 was $0.  This reflected an annual estimated effective tax rate of 20 percent, reduced by a $10 million benefit related to the conclusion of two separate prior years’ income tax examinations and a $6 million benefit related to the first six months of 2009, as the estimated annual effective tax rate was reduced from 23 percent to 20 percent during the third quarter of 2009.

The 2010 estimated annual tax rate is based on current tax law.  The U.S. active finance exception for interest earned offshore expired at the end of 2009.  While the expiration of those laws has not significantly impacted our 2010 estimated annual effective tax rate, it is expected to have a more significant impact on our 2011 estimated annual tax rate.  Without extension of this legislation, we are forecasting an increase in our 2011 tax rate due to higher U.S. taxes on interest earned outside the U.S.

PROFIT
As a result of the performance discussed above, we had profit of $73 million for the third quarter of 2010, down $3 million, or 4 percent, from the third quarter of 2009.

UNAUDITED

NINE MONTHS ENDED SEPTEMBER 30, 2010 VS. NINE MONTHS ENDED SEPTEMBER 30, 2009

REVENUES
Retail and wholesale revenue for the first nine months of 2010 was $1.138 billion, a decrease of $157 million from the same period in 2009.  The decrease was due to a $120 million unfavorable impact from lower earning assets (finance receivables at constant interest rates) and a $37 million unfavorable impact from lower interest rates on new and existing retail and wholesale receivables.  The annualized average yield was 6.67 percent for the first nine months of 2010, compared to 6.89 percent for the same period in 2009.

Operating lease revenue for the first nine months of 2010 was $666 million, or $11 million lower than the same period in 2009, due to a $48 million unfavorable impact from lower average earning assets (operating leases at constant interest rates), partially offset by a $37 million favorable impact from higher interest rates on operating leases.

Other revenue, net, for the first nine months of 2010 was $115 million, an increase of $30 million from the same period in 2009 primarily due to the absence of $33 million in write-downs on retained interests related to the securitized asset portfolio that occurred in the first nine months of 2009 and a $30 million favorable change from returned or repossessed equipment, partially offset by decreases in various other revenue items.  Other revenue, net, items were as follows:

(Millions of dollars)	Nine Months Ended September 30,
	2010	2009
Interest income on Note Receivable from Caterpillar	$63	$70
Finance receivable and operating lease fees (including late charges)	52	52
Miscellaneous other revenue, net	8	17
Service fee income on sold receivables	1	6
Gain on sales of receivables	-	12
Net loss related to retained interests in securitized retail receivables	-	(33)
Net loss on returned or repossessed equipment	(9)	(39)
Total other revenues, net	$115	$85

EXPENSES
Interest expense for the first nine months of 2010 was $696 million, a decrease of $113 million from the same period in 2009.  This decrease was primarily due to a reduction of 24 basis points in the average cost of borrowing to 3.81 percent for the first nine months of 2010, down from 4.05 percent for the first nine months of 2009, and the impact of a 9 percent decrease in average borrowings.

Depreciation expense on equipment leased to others was $518 million, down $9 million from the first nine months of 2009 due to a decrease in the average operating lease portfolio.

UNAUDITED

General, operating and administrative expenses were $270 million for the first nine months of 2010, compared to $241 million for the same period in 2009.  The increase was primarily due to increases in the provision related to incentive pay and the provision expense for operating lease rental payment receivables.  In 2009, short-term incentive compensation plans, which are tied to Caterpillar results, did not meet the earnings threshold, and no expense was incurred.  There were 1,562 full-time employees as of September 30, 2010, compared to 1,541 as of September 30, 2009.

The Provision for credit losses was $150 million for the first nine months of 2010, up $6 million from the first nine months of 2009.  The Allowance for credit losses as of September 30, 2010 was 1.61 percent of finance receivables, net of unearned income, compared to 1.62 percent as of September 30, 2009.  See Allowance for Credit Losses for further discussion.

Other expenses were $34 million for the first nine months of 2010, compared to $37 million for the same period in 2009.  The decrease was primarily attributable to the absence of employee separation charges incurred in the first nine months of 2009, partially offset by higher expenses related to repossessions.

Other income (expense) for the first nine months of 2010 was income of $4 million, compared to an expense of $26 million for the same period in 2009.  The increase in Other income (expense) was due to a $41 million improvement in net currency exchange losses compared with the first nine months of 2009, partially offset by an $11 million unfavorable impact from interest rate derivative contracts.  Other income (expense) items were as follows:

(Millions of dollars)	Nine Months Ended
	September 30,
	2010	2009
Net gain from interest rate derivatives	$11	$22

Currency exchange gain/(loss)	(30)	93
Net gain/(loss) on undesignated foreign exchange contracts (including forward points)	23	(141)
Net currency exchange loss	(7)	(48)
Total Other income (expense)	$4	$(26)

The provision for income taxes was $39 million for the first nine months of 2010, which reflected an estimated annual effective tax rate of 24 percent, reduced by a benefit of $10 million from a non-U.S. income tax refund claim related to a prior year and a benefit of $12 million related to a different non-U.S. tax jurisdiction and prior year.  The estimated annual tax rate for 2010 is expected to be less than the U.S. tax rate of 35 percent primarily due to profits in tax jurisdictions with rates lower than the U.S. rate.

The provision for income taxes was $45 million for the first nine months of 2009, which reflected an estimated annual effective tax rate of 20 percent, reduced by a benefit of $10 million related to the conclusion of two separate prior years’ income tax examinations.

The 2010 estimated annual tax rate is based on current tax law.  The U.S. active finance exception for interest earned offshore expired at the end of 2009.  While the expiration of those laws has not significantly impacted our 2010 estimated annual effective tax rate, it is expected to have a more significant impact on our 2011 estimated annual tax rate.  Without extension of this legislation, we are forecasting an increase in our 2011 tax rate due to higher U.S. taxes on interest earned outside the U.S.

UNAUDITED

PROFIT
As a result of the performance discussed above, we had profit of $208 million for the first nine months of 2010, down $8 million, or 4 percent, from the first nine months of 2009.

REVIEW OF CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

On January 1, 2010, we adopted the provisions of the new consolidation of variable-interest entities accounting guidance.  The adoption of this guidance resulted in the consolidation of qualifying special purpose entities related to our asset-backed securitization program, which had previously been off-balance sheet.

ASSETS
Total assets were $28.773 billion as of September 30, 2010, a decrease of $1.875 billion, or 6 percent, from December 31, 2009, principally due to decreases in cash and cash equivalents and, to a lesser extent, in the notes receivable from Caterpillar and equipment on operating leases.

During the nine months ended September 30, 2010, new retail financing was $6.75 billion, an increase of $1.56 billion, or 30 percent from the same period in 2009.  The increase was primarily related to improvements in our North America, Asia-Pacific and Europe operating segments.

Total Off-Balance Sheet Managed Assets
We manage and service receivables and leases that have been transferred through securitization or sale.  These transactions provide a source of liquidity and allow us to mitigate the concentration of credit risk with certain customers.  These receivables/leases are not available to pay our creditors.

Off-balance sheet managed assets were as follows:

(Millions of dollars)	September 30,	December 31,
	2010	2009
Securitized Retail Installment Sale Contracts and Finance Leases
Installment sale contracts securitized	$-	$336
Finance leases securitized	-	10
Less: Retained interests (included in Other assets)	-	(102)
Off-balance sheet securitized retail receivables	$-	$244

Other Managed Assets
Retail finance leases	$124	$190
Retail installment sale contracts	96	178
Operating leases	44	90
Retail notes receivable	8	19
Other managed receivables/leases	$272	$477

Total off-balance sheet managed assets	$272	$721

UNAUDITED

ALLOWANCE FOR CREDIT LOSSES
The following table shows activity related to the Allowance for credit losses:

(Millions of dollars)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Balance at beginning of the period	$383	$378	$377	$395
Adjustment to adopt consolidation of variable-interest entities	-	-	18	-
Provision for credit losses	55	63	150	144
Receivables written off	(91)	(72)	(211)	(184)
Recoveries on receivables previously written off	13	7	35	17
Foreign currency translation adjustment	7	5	(2)	9
Balance at end of the period	$367	$381	$367	$381

Bad debt write-offs, net of recoveries, were $78 million for the third quarter of 2010, up $13 million from the third quarter of 2009.  The increase in write-offs reflects the lingering effect the economic downturn has had on some of our customers, most notably U.S. and European customers in the housing and general construction industries.  Third-quarter year-to-date 2010 annualized losses were 1.03 percent of the average retail portfolio, compared to 0.90 percent for the same period in 2009 and 1.03 percent for the full-year 2009.

At the end of the third quarter of 2010, our allowance for credit losses was 1.61 percent of net finance receivables, decreasing from 1.64 percent on December 31, 2009, and 1.62 percent at the end of the third quarter of 2009.  At the end of the third quarter of 2010, the allowance for credit losses totaled $367 million, compared with $377 million on December 31, 2009, and $381 million at the end of the third quarter of 2009.  The decrease of $14 million in allowance for credit losses year over year reflected an $11 million decrease due to a reduction in the overall net finance receivable portfolio and a $3 million decrease associated with the lower allowance rate.

TOTAL PAST DUE FINANCE AND RENTS RECEIVABLES
At the end of the third quarter of 2010, past dues were 4.88 percent, down from 5.33 percent at the end of the second quarter and 5.54 percent at the end of 2009.  At the end of the third quarter of 2009, past dues were 5.79 percent.  The reduction in past dues from year-end is primarily due to the general improvement in global economic conditions.

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

We continued to experience favorable liquidity conditions in all key global funding markets during the third quarter of 2010.  Commercial Paper (CP) market liquidity and pricing continued to be favorable, with CP outstanding totaling $2.3 billion at quarter-end supported by a $5.7 billion revolving credit facility.  During the third quarter of 2010, we issued AUD 50 million and $200 million in medium-term notes.  Our third quarter 2010 CP, term debt issuance and year-to-date portfolio cash receipts have provided sufficient liquidity for operations.

UNAUDITED

In the event that we, or any of our debt securities, experience a credit rating downgrade it would likely result in an increase in our borrowing costs and make access to certain credit markets more difficult.  While we expect continued growth in the global economy, in the event conditions deteriorate from current levels or access to debt markets becomes unavailable, we would rely on cash flow from our existing portfolio, utilization of existing cash balances, access to our credit facility and other credit line facilities held by us and potential borrowings from Caterpillar.  In addition, Caterpillar maintains a support agreement with us, which requires Caterpillar to remain our sole owner and may, under certain circumstances, require Caterpillar to make payments to us should we fail to maintain certain financial ratios.

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

Total borrowings outstanding as of September 30, 2010 were $23.948 billion, a decrease of $1.322 billion over December 31, 2009, due to declining portfolio balances.  Outstanding borrowings were as follows:

(Millions of dollars)	September 30, 2010	December 31, 2009
Medium-term notes, net of unamortized discount	$18,272	$20,258
Commercial paper, net of unamortized discount	2,284	2,233
Bank borrowings – long-term	1,586	1,265
Variable denomination floating rate demand notes	629	695
Bank borrowings – short-term	471	782
Notes payable to Caterpillar	600	26
Secured borrowings	106	-
Short-term note, net of unamortized premium	-	11
Total outstanding borrowings	$23,948	$25,270

Short-term and medium-term notes
We issue short-term and medium-term unsecured notes through securities dealers or underwriters in the U.S., Canada, Europe, Australia, Japan and Argentina to both retail and institutional investors.  These notes are offered in several currencies and with a variety of maturities.  These notes are senior unsecured obligations of the Company.  Short-term and medium-term notes outstanding as of September 30, 2010, mature as follows:

(Millions of dollars)
2010	$1,390
2011	2,690
2012	3,711
2013	3,327
2014	1,904
Thereafter	5,250
Total	$18,272

UNAUDITED

Short-term and medium-term notes issued and redeemed for the nine months ended September 30, 2010 totaled $1.9 billion and $4.0 billion, respectively.

Commercial paper
We issue unsecured commercial paper in the U.S., Europe and other international capital markets.  These short-term promissory notes are issued on a discounted basis and are payable at maturity.

Revolving credit facilities
We have three global credit facilities with a syndicate of banks totaling $7.23 billion (Credit Facility) available in the aggregate to both Caterpillar and us to support our commercial paper programs in the event those programs become unavailable and for general liquidity purposes.  Based on management’s allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of September 30, 2010 was $5.73 billion.

•	The five-year facility of $1.62 billion expires in September 2012.
•	In September 2010, we replaced the $2.98 billion five-year facility expiring in September 2011 with a four-year facility of $2.09 billion that expires in September 2014.
•	In September 2010, we renewed the 364-day facility. The amount was increased from $2.39 billion to $3.52 billion and expires in September 2011.

At September 30, 2010, Caterpillar’s consolidated net worth was $14.96 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined as the consolidated stockholder’s equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).

At September 30, 2010, our covenant interest coverage ratio was 1.29 to 1.  This is above the 1.15 to 1 minimum ratio of (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended.

In addition, at September 30, 2010, our covenant leverage ratio was 7.32 to 1.  This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31 required by the Credit Facility.

In the event Caterpillar or we do not meet one or more of their respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the bank group may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings.  At September 30, 2010, there were no borrowings under the Credit Facility.

Bank borrowings
Credit lines with banks as of September 30, 2010 totaled $3.66 billion.  These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements.  The remaining available credit commitments may be withdrawn any time at the lenders' discretion.  As of September 30, 2010, we had $2.06 billion outstanding against these credit lines compared to $2.05 billion as of December 31, 2009, and were in compliance with all debt covenants under these credit lines.

UNAUDITED

Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction.  We do not hold reserves to fund the payment of the demand notes.  The notes are offered on a continuous basis by prospectus only.

Notes receivable from/payable to Caterpillar
Under our variable amount lending agreements and other notes receivable with Caterpillar, we may borrow up to $2.14 billion from Caterpillar, and Caterpillar may borrow up to $2.63 billion from us.  The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice.  We had notes payable of $600 million and notes receivable of $758 million outstanding as of September 30, 2010, compared to notes payable of $26 million and notes receivable of $1.1 billion as of December 31, 2009.

Secured borrowings
Secured borrowings primarily include the debt related to the asset-backed securitization entities.

OFF-BALANCE SHEET ARRANGEMENTS
We lease all of our facilities.  In addition, we have guarantees with third parties of $168 million as of September 30, 2010.

CASH FLOWS
Operating cash flow was $637 million in the first nine months of 2010, compared with $890 million for the same period a year ago.  The decrease in operating cash flow was primarily related to the absence of cash proceeds from liquidated interest rate swaps.  Net cash provided by investing activities was $744 million for the first nine months of 2010, compared to $2.99 billion for the same period in 2009.  This change is primarily the result of higher additions to finance receivables and lower proceeds from the sale of finance receivables, partially offset by lower intercompany lendings.  Net cash used for financing activities in 2010 was $2.53 billion for the first nine months of 2010, compared to $2.73 billion for the same period in 2009, primarily due to higher intercompany borrowings, partially offset by a $600 million dividend payment to Caterpillar Inc. and lower debt requirements.

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

Allowance for Credit Losses
Management’s ongoing evaluation of the adequacy of the Allowance for credit losses considers both impaired and unimpaired finance receivables and takes into consideration past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and current economic conditions.  In estimating probable credit losses, we review accounts that are past due, non-performing, in bankruptcy or otherwise identified as at-risk for potential credit loss including accounts which have been modified.  Accounts are identified as at-risk for potential credit loss using information available about the customer, such as financial statements, news reports and published credit ratings, as well as general information regarding industry trends and the general economic environment.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q may be considered "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements may relate to future events or our future financial performance, which may involve known and unknown risks and uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by any forward-looking statements.  In this context, words such as "believes," "expects," "estimates," "anticipates," "will," "should" and similar words or phrases often identify forward-looking statements made on behalf of Cat Financial.  These statements are only predictions.  Actual events or results may differ materially due to factors that affect international businesses, including changes in economic conditions and ongoing challenges in the global financial and credit markets, and change in laws and regulations (including regulations implemented under the Dodd-Frank Wall Street Reform and Consumer Protection Act) and political stability, as well as factors specific to Cat Financial and the markets we serve, including the market’s acceptance of our products and services, the creditworthiness of our customers, interest rate and currency rate fluctuations and estimated residual values of leased equipment.  These risk factors may not be exhaustive.  We operate in a continually changing business environment, and new risk factors emerge from time to time.  We cannot predict these new risk factors, nor can we assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements.  Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.  Moreover, we do not assume responsibility for the accuracy and completeness of those statements.  Forward-looking statements are qualified in their entirety by reference to the factors discussed under the captions "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K filed with the Securities and Exchange Commission (SEC) on February 19, 2010, and as supplemented in our subsequent filings on Form 10-Q.  We do not undertake to update our forward-looking statements.

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

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

For a discussion of the risks and uncertainties that may affect our business, please see Part I. Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on February 19, 2010, for the year ended December 31, 2009, and Part II. Item 1A.  Risk Factors in our Form 10-Q for the quarterly period ended March 31, 2010, filed with the SEC on May 3, 2010.  There has been no material change in this information for the current quarter.

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

UNAUDITED

10.2
Four-Year Credit Agreement, dated as of September 16, 2010 (2010 Four-Year Credit Agreement), among the Company, Caterpillar, Caterpillar International Finance Limited, Caterpillar Finance Corporation, certain other financial institutions named therein and Citibank, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd., Citibank International PLC, Banc of America Securities LLC, J.P. Morgan Securities LLC and Citigroup Global Markets Inc. (incorporated by reference from Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed September 21, 2010, Commission File No. 001-11241).

10.3
Japan Local Currency Addendum to the 2010 Four-Year Credit Agreement among the Company, Caterpillar Finance Corporation, the Japan Local Currency Banks named therein, Citibank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (incorporated by reference from Exhibit 99.6 to the Company’s Current Report on Form 8-K, filed September 21, 2010).

10.4
Local Currency Addendum to the 2010 Four-Year Credit Agreement among the Company, Caterpillar International Finance Limited, the Local Currency Banks named therein, Citibank, N.A. and Citibank International PLC (incorporated by reference from Exhibit 99.5 to the Company’s Current Report on Form 8-K, filed September 21, 2010).

10.5
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

10.6
Japan Local Currency Addendum to the 2007 Five-Year Credit Agreement among the Company, Caterpillar Finance Corporation, the Japan Local Currency Banks named therein, Citibank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed September 26, 2007).

10.7
Amendment No. 1 to Japan Local Currency Addendum to the 2007 Five-Year Credit Agreement among the Company, Caterpillar Finance Corporation, the Japan Local Currency Banks named therein, Citibank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (incorporated by reference from Exhibit 99.6 to the Company’s Current Report on Form 8-K, filed January 26, 2009).

10.8
Amendment No. 1 to the 2007 Five-Year Credit Agreement among the Company, Caterpillar and Caterpillar Finance Corporation, the Banks and Japan Local Currency Banks named therein, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Citibank, N.A. (incorporated by reference from Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed September 23, 2008).

10.9
Amendment No. 2 to the 2007 Five-Year Credit Agreement among the Company, Caterpillar and Caterpillar Finance Corporation, the Banks and Japan Local Currency Banks named therein, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Citibank, N.A. (incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed January 26, 2009).

10.10
Amendment No. 3 to the 2007 Five-Year Credit Agreement among the Company, Caterpillar and Caterpillar Finance Corporation, the Banks and Japan Local Currency Banks named therein, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Citibank, N.A. (incorporated by reference from Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed September 23, 2009).

10.11
Amendment No. 4 to the 2007 Five-Year Credit Agreement among the Company, Caterpillar and Caterpillar Finance Corporation, the Banks and Japan Local Currency Banks named therein, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Citibank, N.A. (incorporated by reference from Exhibit 99.7 to the Company’s Current Report on Form 8-K, filed September 21, 2010).

10.12
364-Day Credit Agreement dated September 21, 2010 (2010 364-Day Credit Agreement) among the Company, Caterpillar, Caterpillar International Finance Limited, Caterpillar Finance Corporation, certain financial institutions named therein, Citibank, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd., Banc of America Securities LLC, J.P. Morgan Securities LLC and Citigroup Global Markets Inc. (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed September 21, 2010).

10.13
Local Currency Addendum to the 2010 364-Day Credit Agreement among the Company, Caterpillar International Finance Limited, the Local Currency Banks named therein, Citibank, N.A. and Citibank International PLC (incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed September 21, 2010).

10.14
Japan Local Currency Addendum to the 2010 364-Day Credit Agreement among the Company, Caterpillar Finance Corporation, the Japan Local Currency Banks named therein, Citibank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (incorporated by reference from Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed September 21, 2010).

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

Caterpillar Financial Services Corporation
(Registrant)
Date: November 4, 2010	By: /s/ Steven R. Elsesser
Steven R. Elsesser, Controller

Date: November 4, 2010	By: /s/ Kent M. Adams
Kent M. Adams, President, Director and Chief Executive
Officer