Form 10-K
period 2010-12-31
CATERPILLAR FINANCIAL SERVICES CORP
filed 2011-02-22
CIK 764764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2010

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________.
Commission File No. 0-13295
CATERPILLAR FINANCIAL SERVICES CORPORATION (Exact name of Registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	37-1105865 (I.R.S. Employer Identification No.)
2120 West End Ave., Nashville, Tennessee (Address of principal executive offices)	37203-0001 (Zip Code)
Registrant's telephone number, including area code: (615) 341-1000

The Registrant is a wholly-owned subsidiary of Caterpillar Inc. and meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K, and is therefore filing this Form with the reduced disclosure format.

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
5.125% Medium-Term Notes Series F due October, 2011	New York Stock Exchange
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
Yes [    ]   No [ ✓ ]

As of February 22, 2011, one share of common stock of the registrant was outstanding, which is owned by Caterpillar Inc.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K may be considered "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995.  These statements may relate to future events or our future financial performance, which may involve known and unknown risks and uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by any forward-looking statements.  From time to time, we may also provide forward-looking statements in oral presentations to the public or in other materials we issue to the public.  Forward-looking statements give current expectations or forecasts of future events about the company.  You may identify these statements by the fact that they do not relate to historical or current facts and may use words such as "believes," "expects," "estimates," "anticipates," "will," "should," "plan," "project," "intend," "could" and similar words or phrases.  These statements are only predictions.  Actual events or results may differ materially due to factors that affect international businesses, including changes in economic conditions and ongoing challenges in the global financial and credit markets, and change in laws and regulations (including regulations implemented under the Dodd-Frank Wall Street Reform and Consumer Protection Act) and political stability, as well as factors specific to Cat Financial and the markets we serve, including the market’s acceptance of our products and services, the creditworthiness of our customers, interest rate and currency rate fluctuations and estimated residual values of leased equipment.  Those risk factors may not be exhaustive.  We operate in a continually changing business environment and new risk factors emerge from time to time.  We cannot predict these new risk factors, nor can we assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements.  Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.  Moreover, we do not assume responsibility for the accuracy and completeness of those statements.  All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the captions "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K and could cause results to differ materially from those projected in the forward-looking statements.  Cat Financial undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You may, however, consult any related disclosures we may make in our subsequent Form 10-Q and Form 8-K reports to the SEC.

Item 1.	Business.

General

Caterpillar Financial Services Corporation was organized in 1981 in the State of Delaware (together with its subsidiaries, "Cat Financial," "the Company," "we" or "our").  We are a wholly-owned finance subsidiary of Caterpillar Inc. (together with its other subsidiaries, "Caterpillar" or "Cat") and our corporate headquarters is located in Nashville, Tennessee.

Nature of Operations

Our primary business is to provide retail financing and wholesale alternatives for Caterpillar products to customers and dealers around the world.  Such retail financing is primarily comprised of financing of Caterpillar equipment, machinery and engines.  In addition, we also provide financing for vehicles, power generation facilities and marine vessels that, in most cases, incorporate Caterpillar products.  We also provide wholesale financing to Caterpillar dealers and purchase short-term dealer receivables from Caterpillar and its subsidiaries.  The various financing plans offered by Cat Financial are primarily designed to increase the opportunity for sales of Caterpillar products and generate financing income for Cat Financial.  A significant portion of our activities is conducted in North America.  However, we have additional offices and subsidiaries in Asia-Pacific, Europe and Latin America.  We have more than 25 years of experience in providing financing for Caterpillar products, contributing to our knowledge of asset values, industry trends, product structuring and customer needs.

The Company’s retail leases and installment sale contracts (totaling 56 percent*) include:

•
Tax leases that are classified as either operating or finance leases for financial accounting purposes, depending on the characteristics of the lease.  For tax purposes, we are considered the owner of the equipment (16 percent*).

•
Finance (non-tax) leases, where the lessee for tax purposes is considered to be the owner of the equipment during the term of the lease, that either require or allow the customer to purchase the equipment for a fixed price at the end of the term (21 percent*).

•	Installment sale contracts, which are equipment loans that enable customers to purchase equipment with a down payment or trade-in and structure payments over time (18 percent*).

•	Governmental lease-purchase plans in the U.S. that offer low interest rates and flexible terms to qualified non-federal government agencies (1 percent*).

The Company’s wholesale notes receivable, finance leases and installment sale contracts (totaling 12 percent*) include:

•	Inventory/rental programs, which provide assistance to dealers by financing their new Caterpillar inventory and rental fleets (5 percent*).

•	Short-term dealer receivables we purchase from Caterpillar at a discount (7 percent*).

The Company’s retail notes receivable (32 percent*) include:

•	Loans that allow customers and dealers to use their Caterpillar equipment or other assets as collateral to obtain financing.

*Indicates the percentage of total portfolio as of December 31, 2010.  We define total portfolio as total finance receivables plus equipment on operating leases, less accumulated depreciation.  For more information on the above and our concentration of credit risk, please refer to Note 4 of Notes to Consolidated Financial Statements.

Competitive Environment

We operate in a highly competitive environment, with financing for users of Caterpillar equipment available through a variety of sources, principally commercial banks and finance and leasing companies.  Our competitors include Wells Fargo Equipment Finance Inc., General Electric Capital Corporation and various banks and finance companies.  In addition, many of the manufacturers that compete with Caterpillar also own financial subsidiaries such as Volvo Financial Services, Komatsu Financial L.P. and John Deere Capital Corporation that utilize below-market interest rate programs (subsidized by the manufacturer) to assist machine sales.  We work with Caterpillar to provide a broad array of financial merchandising programs around the world to meet these competitive offers.

We provide financing only when acceptable criteria are met.  Credit decisions are based upon, among other factors, the customer's credit history, financial strength and intended use of equipment.  We typically maintain a security interest in retail financed equipment and require physical damage insurance coverage on financed equipment.  We continue to finance a significant portion of Caterpillar dealers' sales and inventory of Caterpillar products throughout the world (see Note 15 of Notes to Consolidated Financial Statements for more information regarding our segments and geographic areas).  We participate in certain marketing programs sponsored by Caterpillar and/or Caterpillar dealers that allow us to offer financing to customers at interest rates that are below-market rates through subsidies from Caterpillar and/or Caterpillar dealers.  Under these programs, Caterpillar, or the dealer, subsidizes an amount at the outset of the transaction, which we then recognize as revenue over the term of the financing.  These marketing programs provide us with a significant competitive advantage in financing Caterpillar products.

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

We also have agreements with Caterpillar that are significant to our operation.  These agreements provide us with certain types of operational and administrative support from Caterpillar such as the administration of employee benefit plans, financial support, funding support and various forms of corporate services that are integral to the conduct of our business.  For more information on these agreements, please refer to Note 12 of Notes to Consolidated Financial Statements.

Employment

As of December 31, 2010, the Company had 1,572 full-time employees, an increase of 2 percent from December 31, 2009.

Available Information

The Company files electronically with the Securities and Exchange Commission (SEC) required reports on Form 8-K, Form 10-Q and Form 10-K.  The public may read and copy any materials the Company has filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site (www.sec.gov) that contains reports, proxies and information statements and other information regarding issuers that file electronically with the SEC.  Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q and any amendments to these reports filed or furnished with the SEC are available free of charge through our Internet site (www.catfinancial.com) as soon as reasonably practicable after filing with the SEC.  Copies may also be obtained free of charge by writing to:  Legal Dept., Caterpillar Financial Services Corporation, 2120 West End Ave., Nashville, Tennessee 37203-0001.  In addition, the public may obtain more detailed information about our parent company, Caterpillar Inc. (together with its subsidiaries, "Caterpillar" or "Cat") by visiting its Internet site (www.cat.com).  None of the information contained at any time on our Internet site, Caterpillar’s or the SEC’s Internet sites is incorporated by reference into this document.

Item 1A.	Risk Factors.

The statements in this section describe the most significant risks to our business and may contain "forward looking statements" that are subject to the caption "CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS" presented prior to Item 1 of this report.  The statements in this section should also be considered carefully in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the "Notes to Consolidated Financial Statements" to this Form 10-K.  The risk factors described below are a cautionary discussion of risks, uncertainties and assumptions that we believe are significant to our business. These are factors that, individually or in the aggregate, we believe could make our actual results differ materially from expected or past results. Because it is impossible to predict or identify all such factors, the following factors should not be considered to be a complete discussion of risks and uncertainties.

The success of our business depends upon the demand for Caterpillar’s products

Our business is largely dependent upon the demand for Caterpillar’s products and customers’ willingness to enter into financing or leasing agreements, which may be negatively affected by challenging global economic conditions.  As a result, a significant and prolonged decrease in demand could have a material adverse effect on our business, financial condition, results of operations and cash flows.  Our primary business is to provide retail and wholesale financing alternatives for Caterpillar products to customers and Caterpillar dealers.  The demand for Caterpillar’s products and our products and services is influenced by a number of factors, including:

•	General world economic conditions and the level of mining, construction and manufacturing activity;

•	Fluctuations in demand and prices for certain commodities;

•	Fluctuations in currency exchange rates and interest rates;

•	Changes and uncertainties in the monetary and fiscal policies of various governmental and regulatory entities;

•	Caterpillar’s ability to produce products that meet the customer’s needs;

•	Caterpillar’s ability to maintain key dealer relationships;

•	The ability of Caterpillar dealers to sell Caterpillar products and their practices regarding inventory control;

•	Changes in pricing policies by Caterpillar or its competitors; and

•	Political, economic and legislative changes.

Any significant adverse changes to these factors could negatively impact our results.

Changes in government monetary or fiscal policies may negatively impact our results

Most countries have established central banks to regulate monetary systems and influence economic activities, generally by adjusting interest rates.  Interest rate changes affect overall economic growth, which in turn affects Caterpillar’s sales and our financing activities.  Interest rate changes also affect customers’ abilities to finance machine purchases, can change the optimal time to keep machines in a fleet and can impact the ability of Caterpillar’s suppliers to finance the production of parts and components necessary to manufacture and support Caterpillar products.  An increase in interest rates could result in lower sales of Caterpillar’s products and adversely impact our business, results of operations and financial condition.

Economic events can reduce the availability of liquidity to fund investments in many markets that we serve.  Central banks and other policy arms of many countries have implemented various actions to restore liquidity and increase the availability of credit.  The continuing effectiveness of these and related government actions is uncertain and could have a material impact on the customers and markets we serve and our business, results of operations and financial condition.

Government policies on taxes and spending affect our business.  Throughout the world, government spending finances much infrastructure development, such as highways, airports, sewer and water systems and dams.  Tax regulations determine the deductibility of depreciation expenses and the amount of money users of Caterpillar’s products can retain, both of which influence investment decisions.  Unfavorable developments, such as declines in government revenues, decisions to reduce public spending or increases in taxes, could negatively impact our results.

Changes in the marketing, operational or administrative support that we receive from Caterpillar could adversely effect our results

We participate in certain marketing programs sponsored by Caterpillar and/or Caterpillar dealers that allow us to offer financing to customers at interest rates that are below-market rates through subsidies from Caterpillar and/or Caterpillar dealers.  These marketing programs provide us with a significant competitive advantage in financing Caterpillar products.  Any elimination of these marketing programs or reduction in our ability to offer competitively priced financing to customers could reduce the percentage of Caterpillar products financed by us, which could have a material adverse affect on our business, financial condition, results of operations and cash flows.  Caterpillar also provides us with other types of operational and administrative support, such as the administration of employee benefit plans, which is integral to the conduct of our business.  Any changes in the levels of support from Caterpillar could also negatively impact our results.

An increase in delinquencies, repossessions or net losses could adversely effect our results

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

Changes in interest rates, foreign currency exchange rates or market liquidity conditions could adversely effect our earnings and/or cash flow

Changes in interest rates, foreign currency exchange rates and market liquidity conditions could have a materially adverse effect on our earnings and cash flows.  Because a significant number of our loans are made at fixed interest rates, our business is subject to fluctuations in interest rates.  Changes in market interest rates may influence our financing costs, returns on financial investments and the valuation of derivative contracts and could reduce our earnings and/or cash flow.  In addition, since we make a significant number of loans in currencies other than the U.S. dollar, fluctuations in foreign currency exchange rates could also reduce our earnings and cash flow.  We also rely on a number of diversified global debt capital markets and funding programs to provide liquidity for our global operations, including commercial paper, medium-term notes, retail notes, variable denomination floating rate demand notes, asset-backed securitizations and bank loans.  Significant changes in market liquidity conditions could impact our access to funding and the associated funding cost and reduce our earnings and cash flow.

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

A decrease in the residual value of the equipment that we finance could adversely effect our results

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

The success of our business depends on our ability to develop, produce and market quality products and services that meet our customers’ needs

We operate in a highly competitive environment, with financing for users of Caterpillar equipment available through a variety of sources, principally commercial banks and finance and leasing companies.  Increasing competition may adversely affect our business if we are unable to match the products and services of our competitors.  Also, as noted above, any changes to the marketing programs sponsored by Caterpillar and/or Caterpillar dealers, which allow us to offer financing to customers at interest rates that are below-market rates, could have a materially adverse effect on our business.

Disruptions or volatility in global financial markets could adversely impact the industries and markets in which we serve and operate

Global economic conditions may cause volatility and disruptions in the capital and credit markets. Should global economic conditions deteriorate or access to credit markets be reduced, we could experience reduced levels of liquidity and increased credit spreads in the markets we serve.  During the 2008-2009 global economic downturn, financial markets decreased the availability of liquidity, credit and credit capacity for certain issuers, including certain of our customers and Caterpillar dealers and suppliers.  Although we generally generate significant funds from our operations, continuing to meet our cash requirements over the long-term could require substantial liquidity and access to sources of funds, including capital and credit markets.  We have continued to maintain access to key global medium-term note and commercial paper markets, but there can be no assurance that such markets will continue to represent a reliable source of financing.  If global economic conditions were to deteriorate, we could face materially higher financing costs, become unable to access adequate funding to operate and grow our business and/or meet our debt service obligations as they mature, and we could be required to draw upon contractually committed lending agreements primarily provided by global banks and/or by seeking other funding sources.  However, under extreme market conditions, there can be no assurance that such agreements and other funding sources would be available or sufficient.  Any of these events could negatively impact our business, results of operations and financial condition.

The extent of any impact on our ability to meet funding or liquidity needs would depend on several factors, including our operating cash flows, the duration of any market disruptions, changes in counterparty credit risk, the impact of government intervention in financial markets including the effects of any programs or legislation designed to increase or restrict liquidity for certain areas of the market, general credit conditions, the volatility of equity and debt markets, our credit ratings and credit capacity and the cost of financing and other general economic and business conditions.  Market disruption and volatility may also lead to a number of other risks in connection with these events, including but not limited to:

•
Market developments that may affect customer confidence levels and may cause declines in the demand for financing and adverse changes in payment patterns, causing increases in delinquencies and default rates, which could impact our write-offs and provision for credit losses;

•
The process we use to estimate losses inherent in our credit exposure requires a high degree of management’s judgment regarding numerous subjective, qualitative factors, including forecasts of economic conditions and how economic predictors might impair the ability of our borrowers to repay their loans.  If financial market disruption and volatility is experienced, the accuracy of these judgments may be impacted;

•
Our ability to engage in routine funding transactions or borrow from other financial institutions on acceptable terms or at all could be adversely affected by disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations; and

•
Since our counterparties are financial institutions, their ability to perform in accordance with any of our underlying agreements could be adversely affected by market volatility and/or disruptions in the equity and credit markets.

Restrictive covenants in our debt agreements could limit our financial and operating flexibility

Cat Financial and our subsidiaries have agreements under which we borrow or have the ability to borrow funds for use in our respective businesses and are utilized primarily to support our commercial paper program and other general corporate purposes.  Certain of these agreements include covenants relating to our financial performance.  The two most significant financial covenants included in these agreements are: (1) a leverage ratio covenant that requires us to maintain a ratio of consolidated debt to consolidated net worth of not greater than 10.0 to 1; and (2) an interest coverage ratio that requires us to maintain a ratio of (i) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (ii) interest expense of not less than 1.15 to 1, in each case, calculated at the end of each calendar quarter for the rolling four-quarter period then most recently ended for us and our subsidiaries on a consolidated basis in accordance with generally accepted accounting principles.  In addition, we are restricted in a number of our agreements from terminating, amending or modifying our support agreement with Caterpillar.  We are also restricted in our ability to incur secured indebtedness or consolidate, merge or sell assets.  Similarly, we are also bound by covenants in various agreements that involve Caterpillar and its obligation to maintain a consolidated net worth of not less than $9 billion at all times during each fiscal year.

Although we do not believe any of these covenants presently materially restrict our operations, our ability to meet any one particular financial covenant may be affected by events that could be beyond our control and could result in material adverse consequences that negatively impact our business, results of operations and financial condition.  These consequences may include the acceleration of repayment of amounts outstanding under certain of our credit agreements, the triggering of an obligation to redeem certain debt securities, the termination of existing unused credit commitments by our lenders, the refusal by our lenders to extend further credit under one or more of our credit agreements or the lowering or modification of our credit ratings, including those of any of our subsidiaries.  We cannot provide assurance that we will continue to comply with each credit covenant, particularly if we were to encounter challenging and volatile market conditions.

Failure to maintain our credit ratings would increase our cost of borrowing and could adversely affect our access to capital markets

Caterpillar's and Cat Financial's costs of borrowing and ability to access the capital markets are affected not only by market conditions but also by the short-term and long-term debt ratings assigned to our debt by the major credit rating agencies.  These ratings are based, in significant part, on Caterpillar's and Cat Financial's performance as measured by financial metrics such as interest coverage and leverage ratios, as well as transparency with rating agencies and timeliness of financial reporting.  In 2009, each of the major credit rating agencies either modified their outlook for the company and Caterpillar or downgraded their rating.  While the rating agencies subsequently improved their outlook to stable, there can be no assurance that Caterpillar’s or Cat Financial’s credit ratings will not be lowered in the future.

Although Caterpillar and Cat Financial have committed credit facilities to provide liquidity, any downgrades of our credit ratings could increase our cost of borrowing and could have an adverse effect on our access to the capital markets, including restricting, in whole or in part, our access to the commercial paper market.  There can be no assurance that the commercial paper market will continue to be a reliable source of short-term financing for Caterpillar and Cat Financial.  An inability to access the capital markets could have a material adverse effect on our cash flow, results of operations and financial condition.

We may incur additional tax expense or become subject to additional tax exposure

We are subject to income taxes in the United States and numerous foreign jurisdictions, and our domestic and international tax liabilities are dependent upon the distribution of income among these different jurisdictions.  Our provision for income taxes and related tax payments in the future could be adversely affected by numerous factors, including, but not limited to, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws and regulations.  We are also subject to the continuous examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities.  The results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures may have an adverse effect on the Company’s provision for income taxes and related tax payments.

Our global operations are exposed to political and economic risks, commercial instability and events beyond our control in the countries in which we operate

Our global operations are dependent upon products manufactured, purchased, sold and financed in the U.S. and internationally, including in countries with political and economic instability.  In some cases, these countries have greater political and economic volatility and greater vulnerability to infrastructure and labor disruptions than in our other markets.  Operating and seeking to expand business in a number of different regions and countries exposes us to a number of risks, including:

•	Multiple and potentially conflicting legal and regulatory requirements that are subject to change;

•	Increased exposure to currency fluctuations and imposition of currency restrictions, restrictions on repatriation of earnings or other similar restraints;

•	Difficulty of enforcing agreements and collecting receivables through foreign legal systems;

•	Difficulty in staffing and managing (including ensuring compliance with internal policies and controls) geographically widespread operations and the application of foreign labor regulations;

•	Natural disasters, embargoes, catastrophic events and national and international conflict, including acts of terrorism; and

•	Political and economic instability or civil unrest that may severely disrupt economic activity in affected countries, particularly in emerging markets.

The occurrence of one or more of these events may negatively impact our business, results of operations and financial condition.

Changes in financial regulation legislation could adversely impact the company and its results of operations and financial condition

The U.S. Dodd–Frank Wall Street Reform and Consumer Protection Act was signed into law in July 2010 and includes extensive provisions regulating the financial services industry.  The impact of this legislation remains uncertain, as regulators continue to propose and adopt implementing rules.  If the rules, as adopted, impose significant costs or restrictions on the company, including, without limitation, costs or restrictions on our use of derivatives or asset backed securitizations, we could experience an adverse effect on our results of operations and financial condition.

Changes in accounting guidance could have an adverse effect on our results of operations, as reported in our financial statements

Our financial statements are subject to the application of GAAP, which is periodically revised and/or expanded.  Accordingly, from time to time we are required to adopt new or revised accounting guidance issued by recognized authoritative bodies, including the Financial Accounting Standards Board.  Market conditions have prompted accounting standard setters to issue new guidance, which further interprets or seeks to revise accounting pronouncements related to various transactions, as well as to issue new guidance expanding disclosures.  The impact of accounting pronouncements that have been issued but not yet implemented is disclosed in our annual and quarterly reports on Form 10-K and Form 10-Q.  An assessment of proposed guidance is not provided, as such proposals are subject to change through the exposure process and, therefore, their effects on our financial statements cannot be meaningfully assessed.  It is possible that future accounting guidance we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our business, results of operations and financial condition.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our corporate headquarters are located in Nashville, Tennessee.  We maintain forty-four offices in total, of which ten are located in North America (nine in the U.S. and one in Canada), twenty are located in Europe, one is located in the Middle East, nine are located in Asia-Pacific and four are located in Latin America (see Note 14 of Notes to Consolidated Financial Statements for more information regarding our segments and geographic areas).  All of our offices are leased.

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

Our stock is not publicly traded.  Caterpillar Inc. is the owner of our one outstanding share.  A cash dividend of $600 million was paid to Caterpillar in 2010.  A cash dividend was neither declared nor paid in 2009 or 2008.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW:  2010 VS. 2009

We reported revenues of $2.552 billion, a decrease of $162 million, or 6 percent, compared with 2009.  Profit after tax was $278 million, a $19 million, or 7 percent, increase from 2009.

•
The decrease in revenues was principally due to a $223 million unfavorable impact from lower average earning assets (finance receivables and operating leases at constant interest rates), partially offset by a $53 million favorable change from returned or repossessed equipment and the absence of $34 million in write-downs on retained interests related to the securitized asset portfolio that occurred in 2009.

•
Profit before income taxes was $329 million for 2010, compared to $320 million for 2009.  The increase was principally due to a $53 million favorable change from returned or repossessed equipment, the absence of $34 million in write-downs on retained interests related to the securitized asset portfolio that occurred in 2009, a $28 million favorable impact from net currency exchange gains and losses, a $20 million decrease in the provision for credit losses, an $11 million improvement in net yield on average earning assets and the absence of a $10 million impact from employee separation charges in the first quarter of 2009.  These increases in pre-tax profit were partially offset by an $82 million unfavorable impact from lower average earning assets, a $35 million increase in general, operating and administrative expense, $16 million due to the absence of favorable mark-to-market adjustments that were recorded on interest rate derivative contracts in the first quarter of 2009 and a $14 million decrease in other miscellaneous items.

•
The provision for income taxes for 2010 reflects an annual tax rate of 19 percent, which was favorably impacted by benefits of $22 million related to prior years. The annual tax rate of 19 percent is up from the 17 percent annual rate in 2009 primarily due to changes in our geographic mix of pre-tax profits.

•
New retail financing was $9.46 billion, an increase of $1.8 billion, or 24 percent, from 2009.  The increase was primarily related to improvement in our North America, Asia-Pacific and Europe operating segments.

•
During 2010, our overall portfolio quality reflected continued improvement in global economic conditions.  At the end of 2010, past dues were 3.87 percent, down from 4.88 percent at the end of the third quarter of 2010 and 5.54 percent at the end of 2009.

•
Write-offs, net of recoveries, were $237 million for the full-year 2010, compared to $253 million for 2009.  Full-year 2010 write-offs, net of recoveries, were 1.04 percent of average annual retail portfolio, compared to 1.03 percent in 2009.

•
At year-end 2010, our allowance for credit losses was 1.57 percent of net finance receivables, compared with 1.61 percent at the end of the third quarter of 2010 and 1.64 percent at the end of 2009.  The allowance at year-end reflects improving portfolio performance metrics and the write-off of accounts previously identified as probable credit losses. Our allowance for credit losses totaled $363 million at December 31, 2010, compared to $377 million at December 31, 2009.  The overall decrease of $14 million in allowance for credit losses during the year reflects a $16 million decrease associated with the lower allowance rate, partially offset by a $2 million increase in allowance due to an increase in our net finance receivables portfolio.

2010 VS. 2009

REVENUES
Retail and wholesale revenue for 2010 was $1.525 billion, a decrease of $171 million from 2009.  The decrease was due to a $129 million unfavorable impact from lower average earning assets (finance receivables at constant interest rates) and a $42 million unfavorable impact from lower interest rates on new and existing retail and wholesale receivables.  The annualized average yield was 6.68 percent for 2010, compared to 6.87 percent in 2009.

Operating lease revenue for 2010 was $885 million, a decrease of $30 million from 2009. The decrease was due to a $74 million unfavorable impact from lower average earning assets (operating leases at constant interest rates), partially offset by a $44 million favorable impact from higher interest rates on operating leases.

Other revenue, net, for 2010 was $142 million, an increase of $39 million from 2009 primarily due to a $53 million favorable change from returned or repossessed equipment and the absence of $34 million in write-downs on retained interests related to the securitized asset portfolio that occurred in 2009, partially offset by a $20 million decrease in Interest Income on Notes Receivable from Caterpillar, the absence of a $12 million gain on sales of receivables in 2009 and decreases in various other revenue items.  Other revenue, net, items were as follows:

(Millions of dollars)	2010	2009
Interest income on Notes Receivable from Caterpillar	$73	$93
Finance receivable and operating lease fees (including late charges)	72	74
Miscellaneous other revenue, net	12	19
Service fee income on sold receivables	1	8
Gain on sales of receivables	-	12
Write-downs on retained interests related to the securitized asset portfolio	-	(34)
Net loss on returned or repossessed equipment	(16)	(69)
Total Other revenues, net	$142	$103

EXPENSES
Interest expense for 2010 was $917 million, a decrease of $131 million from 2009.  This decrease was primarily due to the impact of an 8 percent decrease in average borrowings and a reduction of 18 basis points in the average cost of borrowing to 3.80 percent for 2010, down from 3.98 percent for 2009.

Depreciation expense on equipment leased to others was $690 million, down $23 million from 2009 due to a decrease in the average operating lease portfolio.

General, operating and administrative expenses were $366 million for 2010, compared to $331 million for 2009.  The increase was primarily due to an increase in the provision related to incentive pay.  In 2009, short-term incentive compensation plans, which are tied to Caterpillar results, did not meet the earnings threshold, and no expense was incurred.  There were 1,572 full-time employees as of December 31, 2010, compared to 1,534 as of December 31, 2009.

The Provision for credit losses was $205 million for 2010, down $20 million from 2009.  The Allowance for credit losses as of December 31, 2010 was 1.57 percent of finance receivables, net of unearned income, compared to 1.64 percent as of December 31, 2009.  See Note 2B of Notes to Consolidated Financial Statements for further discussion.

Other expenses were $47 million for 2010, compared to $49 million for 2009.  The decrease was primarily attributable to the absence of employee separation charges incurred in 2009, partially offset by higher expenses related to repossessions.

Other income (expense) for 2010 was income of $2 million, compared to an expense of $28 million for 2009.  The increase in Other income (expense) was due to a $47 million improvement in net currency exchange losses compared with 2009, partially offset by a $17 million unfavorable change from interest rate derivative contracts.  Other income (expense) items were as follows:

(Millions of dollars)	2010	2009
Net gain from interest rate derivatives	$10	$27

Currency exchange gain/(loss)	(24)	79
Net gain/(loss) on undesignated foreign exchange contracts (including forward points)	16	(134)
Net currency exchange loss	(8)	(55)

Total Other income (expense)	$2	$(28)

The Provision for income taxes was $40 million for 2010, reflecting an annual tax rate of 19 percent, which was favorably impacted by benefits of $22 million related to prior years.  The annual tax rate for 2010 is less than the U.S. tax rate of 35 percent primarily due to profits in tax jurisdictions with rates lower than the U.S. rate.

The Provision for income taxes was $45 million for 2009, which reflected an annual effective tax rate of 17 percent.

PROFIT
As a result of the performance discussed above, we had profit of $278 million for 2010, up $19 million, or 7 percent, from 2009.

REVIEW OF CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

On January 1, 2010, we adopted the provisions of the new consolidation of variable-interest entities accounting guidance.  The adoption of this guidance resulted in the consolidation of qualifying special purpose entities related to our asset-backed securitization program, which had previously been off-balance sheet.

ASSETS
Total assets were $28.752 billion as of December 31, 2010, a decrease of $1.896 billion, or 6 percent, from December 31, 2009, principally due to decreases in Cash and cash equivalents and in Notes Receivable from Caterpillar.

During 2010, new retail financing was $9.46 billion, an increase of $1.8 billion, or 24 percent, from 2009.  The increase was primarily related to improvement in our North America, Asia-Pacific and Europe operating segments.

Total Off-Balance Sheet Managed Assets
We manage and service receivables and leases that have been transferred through securitization or sale.  These transactions provide a source of liquidity and allow us to mitigate the concentration of credit risk with certain customers.  These receivables/leases are not available to pay our creditors.

Off-balance sheet managed assets as of December 31, were as follows:

(Millions of dollars)	2010	2009

Securitized Retail Installment Sale Contracts and Finance Leases
Installment sale contracts securitized	$-	$336
Finance leases securitized	-	10
Less: Retained interests (included in Other assets)	-	(102)
Off-balance sheet securitized retail receivables	$-	$244

Other Managed Assets
Retail finance leases	$109	$190
Retail installment sale contracts	73	178
Operating leases	36	90
Retail notes receivable	7	19
Other managed receivables/leases	$225	$477

Total off-balance sheet managed assets	$225	$721

TOTAL PAST DUE FINANCE AND RENTS RECEIVABLE
During 2010, our overall portfolio quality reflected continued improvement in global economic conditions.  At the end of 2010, past dues for finance receivables and operating leases were 3.87 percent, down from 4.88 percent at the end of the third quarter of 2010 and 5.54 percent at the end of 2009.

FOURTH QUARTER 2010 VS. FOURTH QUARTER 2009

CONSOLIDATED STATEMENTS OF PROFIT
(Unaudited)
(Dollars in Millions)

	Three Months Ended
	December 31,
	2010	2009
Revenues:
Retail finance	$323	$353
Operating lease	219	238
Wholesale finance	64	48
Other, net1	27	18
Total revenues	633	657

Expenses:
Interest	221	239
Depreciation on equipment leased to others	172	186
General, operating and administrative	96	90
Provision for credit losses	55	81
Other	13	12
Total expenses	557	608

Other income (expense)	(2)	(2)

Profit before income taxes	74	47

Provision for income taxes	1	-

Profit of consolidated companies	73	47

Less: Profit attributable to noncontrolling interests	3	4

Profit2	$70	$43

1Includes impairment losses on retained interests:
Total other-than-temporary impairment losses	$-	$-
Portion of losses recognized in Accumulated other comprehensive income/(loss) before taxes	-	1
Net impairment losses recognized in earnings	$-	$1

2Profit attributable to Caterpillar Financial Services Corporation.

REVIEW OF CONSOLIDATED STATEMENTS OF PROFIT

THREE MONTHS ENDED DECEMBER 31, 2010 VS. THREE MONTHS ENDED DECEMBER 31, 2009

REVENUES
Retail and wholesale revenue for the fourth quarter of 2010 was $387 million, a decrease of $14 million from the same period in 2009.  The decrease was due to a $9 million unfavorable impact from lower average earning assets (finance receivables at constant interest rates) and a $5 million unfavorable impact from lower interest rates on new and existing retail and wholesale receivables.  The annualized average yield was 6.72 percent for the fourth quarter of 2010, compared to 6.81 percent for the fourth quarter of 2009.

Operating lease revenue was $219 million for the fourth quarter of 2010, a decrease of $19 million from the same period in 2009.  The decrease was due to a $26 million unfavorable impact from lower average earning assets (operating leases at constant interest rates), partially offset by a $7 million impact from higher interest rates on operating leases.

Other revenue, net, for the fourth quarter of 2010 was $27 million, compared to $18 million in the fourth quarter of 2009.  This $9 million increase was primarily due to a $23 million favorable change from returned or repossessed equipment, partially offset by a $13 million decrease in Interest Income on Notes Receivable from Caterpillar.  Other revenue, net, items were as follows:

(Millions of dollars)	Three Months Ended December 31,
	2010	2009
Finance receivable and operating lease fees (including late charges)	$20	$22
Interest income on Notes Receivable from Caterpillar	10	23
Miscellaneous other revenue, net	4	1
Service fee income on sold receivables	-	2
Net loss on returned or repossessed equipment	(7)	(30)
Total Other revenue, net	$27	$18

EXPENSES
Interest expense for the fourth quarter of 2010 was $221 million, a decrease of $18 million from the same period in 2009.  This decrease was primarily due to the impact of a 7 percent decrease in average borrowings, and a reduction of 1 basis point in the average cost of borrowing to 3.78 percent for the fourth quarter of 2010, down from 3.79 percent for the fourth quarter of 2009.

Depreciation expense on equipment leased to others was $172 million, down $14 million from the fourth quarter of 2009 due to a decrease in the average operating lease portfolio in the fourth quarter of 2010.

General, operating and administrative expenses were $96 million for the fourth quarter of 2010, compared to $90 million for the same period in 2009.  The increase was primarily due to the provision related to incentive pay, partially offset by a decrease in the provision expense for miscellaneous receivables.  In 2009, short-term incentive compensation plans, which are tied to Caterpillar results, did not meet the earnings threshold, and no expense was incurred.  There were 1,572 full-time employees as of December 31, 2010, compared to 1,534 as of December 31, 2009.

The Provision for credit losses was $55 million for the fourth quarter of 2010, down $26 million from the fourth quarter of 2009.    The Allowance for credit losses as of December 31, 2010 was 1.57 percent of finance receivables, net of unearned income, compared to 1.64 percent as of December 31, 2009.  See Note 2B of Notes to Consolidated Financial Statements for further discussion.

Other expenses were $13 million for the fourth quarter of 2010, compared to $12 million for the fourth quarter of 2009.

Other income (expense) was an expense of $2 million for both the fourth quarter of 2010 and 2009.  A $6 million improvement in net currency exchange losses was offset by a $6 million unfavorable change from interest rate derivative contracts.  Other income (expense) items were as follows:

(Millions of dollars)	Three Months Ended
	December 31,
	2010	2009
Net gain/(loss) on undesignated foreign exchange contracts (including forward points)	$(7)	$7
Currency exchange gain/(loss)	6	(14)
Net currency exchange loss	(1)	(7)

Net gain/(loss) from interest rate derivatives	(1)	5
Total Other income (expense)	$(2)	$(2)

The Provision for income taxes was $1 million for the fourth quarter of 2010, reflecting an annual tax rate of 19 percent, compared to 17 percent in 2009.  The provision for income taxes in the fourth quarter of 2010 includes a $13 million benefit related to a decrease in the estimated tax rate due to favorable changes in the geographic mix of pre-tax profits, and the impact of U.S. tax legislation enacted during the quarter.  This compares to an adjustment of $9 million in the fourth quarter of 2009 related to a decrease in the estimated tax rate.  The Provision for income taxes was $0 for the fourth quarter of 2009.

PROFIT
As a result of the performance discussed above, we had profit of $70 million for the fourth quarter of 2010, up $27 million, or 63 percent, from the fourth quarter of 2009.

2009 VS. 2008

REVENUES
Retail and wholesale revenue for 2009 was $1.696 billion, a decrease of $300 million from 2008.  The decrease was due to a $170 million impact from lower average earning assets (finance receivables at constant interest rates) and a $130 million impact from lower interest rates on new and existing retail and wholesale receivables.  The annualized average yield was 6.87 percent for 2009, compared to 7.40 percent for 2008.

Operating lease revenue for 2009 was $915 million, or $16 million lower than 2008 primarily due to the impact of lower interest rates on operating leases.

Other revenue, net, for 2009 was $103 million, a decrease of $28 million from 2008.  The decrease was principally due to a $77 million unfavorable change from returned or repossessed equipment, the absence of a $12 million gain related to the securitization (included in Gain on sales of receivables below) in 2008 and various other revenue items, partially offset by an $89 million increase in Interest Income on Notes Receivable from Caterpillar.  Other revenue, net, items for the years ended December 31, included:

(Millions of dollars)	2009	2008
Interest income on Notes Receivable from Caterpillar	$93	$4
Finance receivable and operating lease fees (including late charges)	74	68
Miscellaneous other revenue, net	19	28
Gain on sales of receivables	12	30
Service fee income on sold receivables	8	13
Net loss related to retained interests in securitized retail receivables	(34)	(20)
Net gain/(loss) on returned or repossessed equipment	(69)	8
Total Other revenues, net	$103	$131

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

The Provision for credit losses was $225 million for 2009, up $33 million from 2008.  The Provision for credit losses was higher due to a $164 million impact from increased stress in the portfolio, partially offset by a $131 million decrease related to lower new business.  The Allowance for credit losses as of December 31, 2009 was 1.64 percent of finance receivables, net of unearned income, compared to 1.44 percent as of December 31, 2008.  The 2009 rate of 1.64 percent is higher than the most recent periods of economic weakness in 2001 and 2002, which were 1.42 percent and 1.47 percent, respectively.

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

TOTAL PAST DUE FINANCE AND RENTS RECEIVABLE
Finance receivables plus rents receivable for operating leases (included in Other assets) that were past due were 5.54 percent.  At December 31, 2008, past dues were 3.88 percent.  During 2009, past dues increased across all of our operating segments.  In 2009, we continued our prudent portfolio management practices which include conservative underwriting, heightened collection activities and contract modifications where appropriate.  Such contract modifications may involve us receiving credit enhancements and are done to help maximize our results as well as help customers manage through difficult economic times.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements, in conformity with United States of America generally accepted accounting principles, requires management to make estimates and assumptions that affect reported amounts.  The most significant estimates include those related to the residual values for leased assets and for our allowance for credit losses.  Actual results may differ from these estimates.

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

While management believes it has exercised prudent judgment and applied reasonable assumptions, there can be no assurance that in the future, changes in economic conditions or other factors would not cause changes in the financial health of our customers.  If the financial health of our customer deteriorates, the timing and level of payments received could be impacted and therefore, could result in a change to our estimated losses.

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

We experienced favorable liquidity conditions in all key global funding markets during 2010. Commercial Paper (CP) market liquidity and pricing continued to be favorable, with CP outstanding totaling $2.7 billion at year-end supported by a revolving credit facility.  During 2010, we issued JPY 10 billion, EUR 415 million, AUD 250 million, CAD 200 million, RMB 1 billion and $1.9 billion in medium-term notes.  Throughout 2010, our CP, term debt issuance and year-to-date portfolio cash receipts have provided sufficient liquidity for operations.

In the event that we, or any of our debt securities, experiences a credit rating downgrade it would likely result in an increase in our borrowing costs and make access to certain credit markets more difficult.  While we expect continued growth in the global economy, in the event conditions deteriorate such that access to debt markets becomes unavailable, we would rely on cash flow from our existing portfolio, utilization of existing cash balances, access to our Credit Facility and our other credit line facilities and potential borrowings from Caterpillar.  In addition, Caterpillar maintains a support agreement with us, which requires Caterpillar to remain our sole owner and may, under certain circumstances, require Caterpillar to make payments to us should we fail to maintain certain financial ratios.

BORROWINGS
Borrowings consist primarily of short-term and medium-term notes, commercial paper, variable denomination floating rate demand notes and bank borrowings, the combination of which is used to manage interest rate risk and funding requirements.  We also utilize additional funding sources including securitizations of retail installment contracts and finance leases, and wholesale receivable commercial paper conduits.  (Please refer to Notes 2, 5, 6, 7 and 8 of Notes to Consolidated Financial Statements for additional discussion.)

Total borrowings outstanding as of December 31, 2010, were $23.814 billion, a decrease of $1.456 billion over December 31, 2009, due to declining portfolio balances and a lower cash position.  Outstanding borrowings as of December 31, consisted of:

(Millions of dollars)	2010	2009
Medium-term notes, net of unamortized discount	$17,681	$20,258
Commercial paper, net of unamortized discount	2,710	2,233
Bank borrowings – long-term	1,603	1,265
Bank borrowings – short-term	479	782
Variable denomination floating rate demand notes	663	695
Notes payable to Caterpillar	600	26
Short-term note, net of unamortized premium	-	11
Secured borrowings	78	-
Total outstanding borrowings	$23,814	$25,270

Short-term and medium-term notes
We issue short-term and medium-term unsecured notes through securities dealers or underwriters in the U.S., Canada, Europe, Australia, Japan, China and Argentina to both retail and institutional investors.  These notes are offered in several currencies and with a variety of maturities.  These notes are senior unsecured obligations of the Company.  Short-term and medium-term notes outstanding as of December 31, 2010, mature as follows:

(Millions of dollars)
2011	$2,688
2012	4,291
2013	4,034
2014	1,904
2015	850
Thereafter	3,914
Total	$17,681

Short-term and medium-term notes issued and redeemed for the year ended December 31, 2010 totaled $3.1 billion and $5.7 billion, respectively.

Commercial paper
We issue unsecured commercial paper in the U.S., Europe and other international capital markets.  These short-term promissory notes are issued on a discounted basis and are payable at maturity.

Revolving credit facilities
We have three global credit facilities with a syndicate of banks totaling $7.23 billion (Credit Facility) available in the aggregate to both Caterpillar and us to support our commercial paper programs in the event those programs become unavailable and for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of December 31, 2010 was $5.73 billion.

•	The 364-day facility of $3.52 billion expires in September 2011.

•	The five-year facility of $1.62 billion expires in September 2012.

•	The four-year facility of $2.09 billion expires in September 2014.

At December 31, 2010, Caterpillar’s consolidated net worth was $15.56 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined as the consolidated stockholder’s equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income/(loss).

At December 31, 2010, our covenant interest coverage ratio was 1.34 to 1.  This is above the 1.15 to 1 minimum ratio of (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended.

In addition, at December 31, 2010, our covenant leverage ratio was 7.02 to 1.  This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31 required by the Credit Facility.

In the event that either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the bank group may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings.  At December 31, 2010, there were no borrowings under the Credit Facility.

Bank borrowings
Credit lines with banks as of December 31, 2010 totaled $3.81 billion.  These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements.  The remaining available credit commitments may be withdrawn any time at the lenders' discretion.  As of December 31, 2010, we had $2.08 billion outstanding against these credit lines compared to $2.05 billion as of December 31, 2009.

Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction.  We do not hold reserves to fund the payment of the demand notes.  The notes are offered on a continuous basis by prospectus only.

Notes receivable from/payable to Caterpillar
Under our variable amount lending agreements and other notes receivable with Caterpillar, we may borrow up to $2.13 billion from Caterpillar, and Caterpillar may borrow up to $1.62 billion from us.  The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice.  We had notes payable of $600 million and notes receivable of $278 million outstanding as of December 31, 2010, compared to notes payable of $26 million and notes receivable of $1.1 billion as of December 31, 2009.

Secured borrowings
Secured borrowings primarily include the debt related to the asset-backed securitization entities, which were consolidated on January 1, 2010.

OFF-BALANCE SHEET ARRANGEMENTS
We lease all of our facilities.  In addition, we currently have guarantees with third parties.  Please refer to Notes 9 and 13 of Notes to Consolidated Financial Statements for further information.

Sales of finance receivables
We also sell individual loans and leases where the purchasers have limited or no recourse to us (see Note 9 of Notes to Consolidated Financial Statements for more information related to one limited indemnity related to the sale of certain retail leases).  In 2010, we received $16 million of cash proceeds from the sale of such assets.

CONTRACTUAL OBLIGATIONS
We have committed cash outflow related to long-term debt, operating lease agreements and purchase obligations.  Minimum payments for these obligations are:

(Millions of dollars)	2011	2012	2013	2014	2015	After 2015	Total
Long-term debt	$3,430	$4,825	$4,243	$2,015	$887	$3,962	$19,362
Operating leases	13	13	12	11	11	50	110
Purchase obligations(1)	8	1	-	-	-	-	9
Interest payable on long-term debt	705	556	419	292	233	910	3,115
Total contractual obligations	$4,156	$5,395	$4,674	$2,318	$1,131	$4,922	$22,596

(1)Represents short-term contractual obligations made in the ordinary course of business for contracted services at December 31, 2010.

These contractual obligations do not include unused commitments and lines of credit for dealers and customers discussed in Note 9 of Notes to Consolidated Financial Statements.

CASH FLOWS
Operating cash flow for 2010 was $884 million compared with $1.16 billion for 2009.  The decrease in operating cash flow is primarily related to the absence of cash proceeds from liquidated interest rate swaps.  Net cash provided by investing activities was $971 million, compared with $3.38 billion in 2009.  This change is primarily the result of higher additions to finance receivables and lower proceeds from the sale of finance receivables, partially offset by higher collections of finance receivables and the net impact of intercompany borrowings.  Net cash used for financing activities in 2010 was $2.65 billion, compared with $3.10 billion in 2009, primarily related to the net impact of intercompany borrowings.

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

In order to properly manage our sensitivity to changes in interest rates, we measure the potential impact of different interest rate assumptions on pre-tax earnings.  All on-balance sheet positions, including derivative financial instruments, are included in the analysis.  The primary assumptions used in the analysis are that there are no new fixed rate assets or liabilities, the proportion of fixed rate debt to fixed rate assets remains unchanged and the level of floating rate assets and debt remain constant.  An analysis of the December 31, 2010 balance sheet, using these assumptions, estimates the impact of a 100 basis point immediate and sustained parallel rise in interest rates to be an $18 million annual decrease to pre-tax earnings.

This analysis does not necessarily represent our current outlook of future market interest rate movement, nor does it consider any actions management could undertake in response to changes in interest rates.  Accordingly, no assurance can be given that actual results would be consistent with the results of our analysis.

Foreign exchange rate risk
In managing foreign currency risk, our objective is to minimize earnings volatility resulting from conversion and the remeasurement of net foreign currency balance sheet positions.  Our policy allows the use of foreign currency forward and option contracts to offset the risk of currency mismatch between our assets and liabilities.  An analysis of the December 31, 2010 balance sheet estimates the impact of a 10 percent change in the value of the U.S. dollar relative to all other currencies, except the Chinese Yuan where a 2 percent change was used, to be a $2 million decrease (given an appreciation in the U.S. dollar) or a $2 million increase (given a depreciation in the U.S. dollar) to pre-tax earnings.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Exchange Act Rule 13a-15(e).  Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on our assessment we concluded that, as of December 31, 2010, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm.  Their report appears immediately following Management’s Report on Internal Control over Financial Reporting.

Changes in Internal Control Over Financial Reporting
During the fourth quarter, there have been no significant changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 14.	Principal Accounting Fees and Services.

As a wholly-owned subsidiary of Caterpillar Inc., our principal accounting fees and services are subject to Caterpillar Inc.’s Audit Committee pre-approval policies and procedures described in its Proxy Statement.  This Proxy Statement can be located at Caterpillar Inc.’s Internet site (www.cat.com), under About Cat, Investor Information, SEC filings.  Other than these policies and procedures, the information contained at that Internet site is not incorporated by reference in this filing.  During 2010, all services provided by the external auditor were pre-approved by Caterpillar’s Audit Committee in accordance with such policy.

Fees paid to our auditor’s firm were comprised of the following:

(Millions of dollars)	2010	2009
Audit fees	$3.4	$3.3
Audit-related fees(1)	.4	.5
Tax fees(2)	.3	-
Total	$4.1	$3.8

(1)"Audit-related fees" principally include agreed upon procedures for securitizations and accounting consultations.

(2)"Tax fees" include, among other things, statutory tax return preparation and review and advising on the impact of changes in local tax laws.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report.
1.	Financial Statements
•	Management’s Report on Internal Control Over Financial Reporting
•	Report of Independent Registered Public Accounting Firm
•	Consolidated Statements of Profit
•	Consolidated Statements of Financial Position
•	Consolidated Statements of Changes in Stockholder’s Equity
•	Consolidated Statements of Cash Flows
•	Notes to Consolidated Financial Statements

(b)	Exhibits

3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3.1 to the Company’s Form 10 for the year ended December 31, 1984).
3.2	Bylaws of the Company, as amended (incorporated by reference from Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2005).
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

Caterpillar Financial Services Corporation
(registrant)

Dated: February 22, 2011	By:	/s/ J. Wesley Blumenshine
J. Wesley Blumenshine, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title
February 22, 2011	/s/ Kent M. Adams Kent M. Adams	President, Director and Chief Executive Officer

February 22, 2011	/s/ Edward J. Rapp Edward J. Rapp	Director

February 22, 2011	/s/ James A. Duensing James A. Duensing	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

February 22, 2011	/s/ Steven R. Elsesser Steven R. Elsesser	Controller (Principal Accounting Officer)

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on our assessment we concluded that, as of December 31, 2010, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm.  Their report appears immediately following Management’s Report on Internal Control Over Financial Reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Caterpillar Financial Services Corporation:

In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of profit, changes in stockholder's equity and cash flows present fairly, in all material respects, the financial position of Caterpillar Financial Services Corporation and its subsidiaries (the "Company") at December 31, 2010, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 22, 2011

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF PROFIT
For the Years Ended December 31,
 (Dollars in Millions)

	2010	2009	2008
Revenues:
Retail finance	$1,320	$1,452	$1,654
Operating lease	885	915	931
Wholesale finance	205	244	342
Other, net1	142	103	131
Total revenues	2,552	2,714	3,058

Expenses:
Interest	917	1,048	1,159
Depreciation on equipment leased to others	690	713	724
General, operating and administrative	366	331	391
Provision for credit losses	205	225	192
Other	47	49	28
Total expenses	2,225	2,366	2,494

Other income (expense)	2	(28)	(46)

Profit before income taxes	329	320	518

Provision for income taxes	40	45	120

Profit of consolidated companies	289	275	398

Less: Profit attributable to noncontrolling interests	11	16	13

Profit2	$278	$259	$385

1Includes impairment losses on retained interests:
Total other-than-temporary impairment losses	$-	$46	$27
Portion of losses recognized in Accumulated other comprehensive income/(loss) before taxes	-	(12)	-
Net impairment losses recognized in earnings	$-	$34	$27

2Profit attributable to Caterpillar Financial Services Corporation.

See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
At December 31,
(Dollars in Millions, except share data)

	2010	2009	2008
Assets:
Cash and cash equivalents	$1,676	$2,536	$1,080
Finance receivables (Note 2)
Retail notes receivable	8,441	8,499	8,209
Wholesale notes receivable	2,785	1,559	3,483
Finance leases and installment sale contracts – Retail	12,838	13,895	16,912
Finance leases and installment sale contracts – Wholesale	464	506	610
	24,528	24,459	29,214
Less: Unearned income	(1,422)	(1,493)	(1,817)
Less: Allowance for credit losses	(363)	(377)	(395)
Total net finance receivables	22,743	22,589	27,002

Notes receivable from Caterpillar (Note 12)	278	1,094	81
Equipment on operating leases,
less accumulated depreciation (Note 3)	2,711	2,987	3,028
Deferred and refundable income taxes (Note 10)	202	123	127
Other assets	1,142	1,319	1,764
Total assets	$28,752	$30,648	$33,082

Liabilities and stockholder’s equity:
Payable to dealers and others	$113	$160	$255
Payable to Caterpillar – other	54	43	60
Accrued expenses	295	404	476
Income taxes payable	90	103	36
Payable to Caterpillar – borrowings (Note 12)	600	26	435
Short-term borrowings (Note 6)	3,852	3,721	7,077
Current maturities of long-term debt (Note 7)	3,430	5,399	5,036
Long-term debt (Note 7)	15,932	16,124	15,598
Deferred income taxes and other liabilities (Note 10)	605	525	537
Total liabilities	24,971	26,505	29,510

Commitments and contingent liabilities (Note 9)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid-in amount)	745	745	745
Additional paid-in capital	2	2	-
Retained earnings	2,734	3,062	2,803
Accumulated other comprehensive income/(loss)	217	264	(37)
Noncontrolling interests	83	70	61
Total stockholder’s equity	3,781	4,143	3,572

Total liabilities and stockholder’s equity	$28,752	$30,648	$33,082

See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
For the Years Ended December 31,
 (Dollars in Millions)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Noncontrolling interests	Total	Comprehensive income/(loss)
Balance at December 31, 2007	$745	$-	$2,418	$508	$40	$3,711
Profit of consolidated companies			385		13	398	$398
Change in ownership for noncontrolling
interests					2	2	-
Foreign currency translation,
net of tax of $133				(477)	6	(471)	(471)
Derivative financial instruments
Gains (losses) deferred, net of tax of $38				(75)		(75)	(75)
(Gains) losses reclassified to earnings, net of tax of $8				16		16	16
Retained interests
Gains (losses) deferred, net of tax of $13				(22)		(22)	(22)
(Gains) losses reclassified to earnings, net of tax of $8				13		13	13
Balance at December 31, 2008	$745	$-	$2,803	$(37)	$61	$3,572	$(141)

Balance at December 31, 2008	$745	$-	$2,803	$(37)	$61	$3,572
Profit of consolidated companies			259		16	275	$275
Foreign currency translation,
net of tax of $37				268	1	269	269
Change in ownership for noncontrolling
interests		2			(8)	(6)	-
Derivative financial instruments
Gains (losses) deferred, net of tax of $11				(26)		(26)	(26)
(Gains) losses reclassified to earnings, net of tax of $28				55		55	55
Retained interests
Gains (losses) deferred, net of tax of $91				(16)		(16)	(16)
(Gains) losses reclassified to earnings, net of tax of $11				20		20	20
Balance at December 31, 2009	$745	$2	$3,062	$264	$70	$4,143	$577
Adjustment to adopt consolidation of variable-interest entities			(6)	3	-	(3)
Balance at January 1, 2010	$745	$2	$3,056	$267	$70	4,140
Profit of consolidated companies			278		11	289	$289
Dividend paid to Cat Inc.			(600)			(600)	-
Foreign currency translation,
net of tax of $73				(77)	2	(75)	(75)
Derivative financial instruments
Gains (losses) deferred, net of tax of $1				(6)		(6)	(6)
(Gains) losses reclassified to earnings, net of tax of $16				33		33	33
Balance at December 31, 2010	$745	$2	$2,734	$217	$83	$3,781	$241

1Includes noncredit component of other-than-temporary impairment losses on retained interests of ($8) million, net of tax of $4 million, for the twelve months ended December 31, 2009. See Note 2C for additional information.

See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
 (Dollars in Millions)

	2010	2009	2008
Cash flows from operating activities:
Profit of consolidated companies	$289	$275	$398
Adjustments for non-cash items:
Depreciation and amortization	715	742	755
Amortization of receivables purchase discount	(139)	(163)	(243)
Provision for credit losses	205	225	192
Gain on sales of receivables	-	(12)	(30)
Other, net	(181)	(150)	70
Changes in assets and liabilities:
Receivables from others	44	82	(107)
Other receivables/payables with Caterpillar	20	(34)	82
Payable to dealers and others	(16)	(141)	(63)
Accrued interest payable	24	116	112
Accrued expenses and other liabilities, net	4	(59)	59
Income taxes payable	(80)	90	(140)
Proceeds/(payments) on interest rate swaps	(1)	189	(7)
Net cash provided by operating activities	884	1,160	1,078
Cash flows from investing activities:
Expenditures for equipment on operating leases and for non-leased equipment	(959)	(976)	(1,608)
Proceeds from disposals of equipment	1,383	1,092	952
Additions to finance receivables	(28,320)	(20,387)	(37,811)
Collections of finance receivables	27,922	23,934	32,135
Proceeds from sales of receivables	16	987	2,459
Net change in variable lending to Caterpillar	(43)	37	27
Additions to other notes receivable with Caterpillar	(136)	(1,550)	-
Collections on other notes receivable with Caterpillar	1,005	500	-
Restricted cash and cash equivalents activity, net	74	-	-
Other, net	29	(257)	49
Net cash provided by (used in) investing activities	971	3,380	(3,797)
Cash flows from financing activities:
Net change in variable lending from Caterpillar	(26)	(416)	168
Proceeds from borrowings with Caterpillar	600	-	16,257
Proceeds from debt issued (original maturities greater than three months)	8,108	11,833	(14,139)
Payments on debt issued (original maturities greater than three months)	(11,104)	(11,769)	1,337
Short-term borrowings, net (original maturities three months or less)	369	(2,737)	-
Dividend paid to Caterpillar	(600)	-	-
Acquisition of noncontrolling interest	-	(6)	-
Other, net	-	-	3
Net cash (used in) provided by financing activities	(2,653)	(3,095)	3,626
Effect of exchange rate changes on cash and cash equivalents	(62)	11	(12)
(Decrease)/increase in cash and cash equivalents	(860)	1,456	895
Cash and cash equivalents at beginning of period	2,536	1,080	185
Cash and cash equivalents at end of period	$1,676	$2,536	$1,080
Cash paid for interest	$917	$1,038	$1,163
Cash paid (received) for taxes	$72	$(19)	$155

Non-cash activity: On January 1, 2010, we adopted the provisions of the new consolidation of variable-interest entities accounting guidance, which resulted in the consolidation of qualifying special purpose entities related to our asset-backed securitization program which had previously been recorded off-balance sheet. Please refer to Note 2C. During 2009, an obligation for $232 million related to a financing arrangement, which provided us a return, was fulfilled through the release of a security deposit.

All short-term investments, which consist primarily of highly liquid investments with original maturities of less than three months, are considered to be cash equivalents.
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Nature of operations

Caterpillar Financial Services Corporation, a Delaware corporation organized in 1981 (together with its subsidiaries, "Cat Financial," "the Company," "we" and "our"), is a wholly-owned finance subsidiary of Caterpillar Inc. (together with its other subsidiaries, "Caterpillar" or "Cat").  Our primary business is to provide retail and wholesale financing alternatives for Caterpillar products to customers and dealers around the world.  Such retail financing is primarily comprised of financing of Caterpillar equipment, machinery and engines.  In addition, we also provide financing for vehicles, power generation facilities and marine vessels that, in most cases, incorporate Caterpillar products.  We also provide wholesale financing to Caterpillar dealers and purchase short-term dealer receivables from Caterpillar.

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

We consolidate all variable-interest entities (VIEs) where we are the primary beneficiary.  For VIEs, we assess whether we are the primary beneficiary as prescribed by the accounting guidance on the consolidation of VIEs.  The primary beneficiary of a VIE is the party that has the power to direct the activities that most significantly impact the performance of the entity and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entity.  We adopted the consolidation of variable-interest entities guidance issued in June 2009 effective January 1, 2010.  Please refer to Notes 2C and 9 for more information.

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

Recognition of income is suspended when management determines that collection of future income is not probable (generally after 120 days past due).  Accrual is resumed, and previously suspended income is recognized, when the receivable becomes contractually current and/or collection doubts are removed.  Cash receipts on impaired finance receivables are first recorded against the receivable and then to any unrecognized income.  A finance receivable is considered impaired, based on current information and events, if it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan or finance lease. We consider a loan or finance lease past due if any portion of a contractual payment is due and unpaid for more than 30 days.

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

Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates and interest rates.  Our Risk Management Policy allows for the use of derivative financial instruments to prudently manage foreign currency exchange rate and interest rate exposures and are not to be used for speculative purposes.  Derivatives that we use are primarily foreign currency forward and option contracts and interest rate swaps.  All derivatives are recorded at fair value.  See Note 8 for additional information.

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

When applicable, we combine certain of our income tax filings with those of Caterpillar.  In such instances, we pay to or receive from Caterpillar our allocated share of income taxes or credits, in accordance with our tax sharing agreement with Caterpillar.

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

K.	Sales and servicing of finance receivables

We periodically transfer certain finance receivables relating to our retail installment sale contracts and finance leases to special purpose entities (SPEs) as part of our asset-backed securitization program.  When finance receivables are securitized, we retain interests in the receivables in the form of subordinated certificates, an interest in future cash flows (excess), reserve accounts and servicing rights.  In accordance with the new consolidation accounting guidance adopted on January 1, 2010, these SPEs were concluded to be VIEs.  We determined that we were the primary beneficiary based on our power to direct activities through our role as servicer and our obligation to absorb losses and right to receive benefits and therefore consolidated the entities using the carrying amounts of the SPEs’ assets and liabilities.  Prior to January 1, 2010, our retained interests were included in Other assets in our Consolidated Statements of Financial Position at fair value.  We estimated fair value and cash flows using a valuation model and key assumptions for credit losses, prepayment rates and discount rates.

In addition, we have historically sold interests in wholesale receivables to third-party commercial paper conduits, where we retain the remaining interests in the receivables and servicing rights.  The carrying value of the remaining interests approximates fair value due to the short-term nature of these receivables and is included in Wholesale notes receivable in our Consolidated Statements of Financial Position.  Gains or losses included in Other revenues, net, in our Consolidated Statements of Profit are principally the difference between the unearned discount on the sold portion and the related costs.

We also sell individual loans and leases to third parties where the transfer qualifies to be recorded as a sale.  We generally retain servicing rights related to the sold assets.

Please refer to Note 2C for more information on sales and servicing of finance receivables.

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

Fair value measurements - In September 2006, the FASB issued accounting guidance on fair value measurements, which provides a common definition of fair value and a framework for measuring assets and liabilities at fair values when a particular standard prescribes it. In addition, this guidance expands disclosures about fair value measurements. In February 2008, the FASB issued additional guidance that (1) deferred the effective date of the original guidance for one year for certain nonfinancial assets and nonfinancial liabilities and (2) removed certain leasing transactions from the scope of the original guidance.  We applied this new guidance to financial assets and liabilities effective January 1, 2008 and nonfinancial assets and liabilities effective January 1, 2009. The adoption of this guidance did not have a material impact on our financial statements.  See Note 11 for additional information.

In January 2010, the FASB issued new accounting guidance that requires the gross presentation of activity within the Level 3 fair value measurement roll forward and details of transfers in and out of Level 1 and 2 fair value measurements.  It also clarifies existing disclosure requirements regarding the level of disaggregation of fair value measurements and disclosures on inputs.  We adopted this new accounting guidance for the quarterly period ended March 31, 2010.  The adoption of this guidance did not have a material impact on our financial statements.  See Note 11 for additional information.

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

Disclosures about derivative instruments and hedging activities - In March 2008, the FASB issued accounting guidance on disclosures about derivative instruments and hedging activities.  This guidance expands disclosures for derivative instruments by requiring entities to disclose the fair value of derivative instruments and their gains or losses in tabular format.  It also requires disclosure of information about credit risk-related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments.  We adopted this new guidance on January 1, 2009.  The adoption of this guidance did not have a material impact on our financial statements.  See Note 8 for additional information.

Employers' disclosures about postretirement benefit plan assets - In December 2008, the FASB issued accounting guidance on employers' disclosures about postretirement benefit plan assets. This guidance expands the disclosure set forth in previous guidance by adding required disclosures about (1) how investment allocation decisions are made by management, (2) major categories of plan assets, and (3) significant concentration of risk. Additionally, this guidance requires an employer to disclose information about the valuation of plan assets similar to that required under the accounting guidance on fair value measurements.  The adoption of this guidance did not have a material impact to our Statements of Financial Position since Cat Financial is considered a participant in the Caterpillar retirement plan for which we are charged a share of plan expenses, but are not required to record assets or liabilities of the plan.

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

Accounting for transfers of financial assets - In June 2009, the FASB issued accounting guidance on accounting for transfers of financial assets.  This guidance amends previous guidance by including: the elimination of the qualifying special-purpose entity (QSPE) concept; a new participating interest definition that must be met for transfers of portions of financial assets to be eligible for sale accounting; clarifications and changes to the derecognition criteria for a transfer to be accounted for as a sale; and a change to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor.  Additionally, the guidance requires extensive new disclosures regarding an entity's involvement in a transfer of financial assets.  Finally, existing QSPEs (prior to the effective date of this guidance) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance upon the elimination of this concept.  We adopted this new guidance on January 1, 2010.  The adoption of this guidance did not have a material impact on our financial statements.  See Note 2C for additional information.

Consolidation of variable-interest entities - In June 2009, the FASB issued accounting guidance on the consolidation of VIEs.  This new guidance revises previous guidance by eliminating the exemption for qualifying special purpose entities (QSPEs), by establishing a new approach for determining who should consolidate a VIE and by changing when it is necessary to reassess who should consolidate a VIE.  We adopted this new guidance on January 1, 2010.  The adoption of this guidance resulted in the consolidation of QSPEs related to our asset-backed securitization program that were previously not recorded on our consolidated financial statements.  The restricted assets (Finance leases and installment sale-contracts – Retail, Unearned income, Allowance for credit losses and Other assets) of the consolidated QSPEs totaled $324 million at January 1, 2010.  The liabilities (Accrued expenses, Current maturities of long-term debt and Long-term debt) of the consolidated QSPEs totaled $327 million at January 1, 2010.  See Note 2C for additional information.

Disclosures about the credit quality of financing receivables and the allowance for credit losses - In July 2010, the FASB issued accounting guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses.  The guidance expands disclosures for the allowance for credit losses and financing receivables by requiring entities to disclose information at disaggregated levels.  It also requires disclosure of credit quality indicators, past due information and modifications of financing receivables.  For end of period balances, the new disclosures were effective December 31, 2010 and did not have a material impact on our financial statements.  For activity during a reporting period, the disclosures will be effective January 1, 2011 and we do not expect the adoption to have a material impact on our financial statements.  See Note 2B for additional information.

N.	Accumulated other comprehensive income/(loss)

    Comprehensive income (loss) and its components are presented in the Consolidated Statements of Changes in Stockholder's Equity.  Accumulated other comprehensive income/(loss), net of tax, consisted of the following as of:

(Millions of dollars)
	December 31,
	2010	2009	2008
Foreign currency translation	$231	$308	$40
Derivative financial instruments	(14)	(41)	(70)
Retained interests	-	(3)	(7)
Total Accumulated other comprehensive income/(loss)	$217	$264	$(37)

NOTE 2 – FINANCING ACTIVITIES

A.	Contractual Maturities of Finance Receivables

The contractual maturities and future scheduled payments of outstanding receivables, as of December 31, 2010, were:

(Millions of dollars)
Amounts due in	Retail Installment Sale Contracts	Wholesale Installment Sale Contracts	Retail Finance Leases	Wholesale Finance Leases	Retail Notes	Wholesale Notes	Total

2011	$2,126	$103	$3,053	$115	$3,549	$2,664	$11,610
2012	1,384	16	1,968	48	1,454	77	4,947
2013	841	11	1,061	27	1,222	40	3,202
2014	445	1	462	15	911	4	1,838
2015	146	-	173	5	571	-	895
Thereafter	30	-	149	4	734	-	917
	4,972	131	6,866	214	8,441	2,785	23,409
Guaranteed Residual value	-	-	497	114	-	-	611
Unguaranteed Residual value	-	-	503	5	-	-	508
Less: Unearned income	(430)	(6)	(756)	(27)	(170)	(33)	(1,422)

Total	$4,542	$125	$7,110	$306	$8,271	$2,752	$23,106
Less: Allowance for credit losses							(363)
Total net finance receivables							$22,743

Receivables generally may be repaid or refinanced without penalty prior to contractual maturity, and we also sell receivables.  Accordingly, this presentation should not be regarded as a forecast of future cash collections.

B.	Credit Quality of Financing Receivables and Allowance for Credit Losses

We adopted the accounting guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses as of December 31, 2010.  See Note 1M for additional information.  This guidance requires information to be disclosed at disaggregated levels, defined as portfolio segments and classes.

We apply a systematic methodology to determine the allowance for credit losses for finance receivables.  Based upon our analysis of credit losses and risk factors, our three portfolio segments are as follows:

•	Customer - Finance receivables with the customer.
•	Dealer - Finance receivables with Caterpillar dealers.
•	Caterpillar Purchased Receivables - Trade receivables purchased from Caterpillar entities.

We further evaluate our portfolio segments by the class of finance receivables, which is defined as a level of information (below a portfolio segment) in which the finance receivables have the same initial measurement attribute and a similar method for assessing and monitoring credit risk.  Typically, our finance receivables within a geographic area have similar credit risk profiles and methods for assessing and monitoring credit risk.  Our five classes, which align with management reporting, are as follows:

•	North America - Finance receivables originated in the United States or Canada.
•	Europe - Finance receivables originated in Europe, Africa, Middle East and the Commonwealth of Independent States.
•	Asia Pacific - Finance receivables originated in Australia, New Zealand, China, Japan, South Korea and Southeast Asia, as well as large mining customers worldwide.
•	Latin America - Finance receivables originated in Central and South American countries and Mexico.
•
Global Power Finance - Finance receivables related to marine vessels with Caterpillar engines, for all countries and Caterpillar electrical power generation, gas compression and co-generation systems and non-Caterpillar equipment that is powered by these systems, for all countries.

Impaired loans and finance leases
For all classes, a loan or finance lease is considered impaired, based on current information and events, if it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan or finance lease.  Loans and finance leases reviewed for impairment include loans and finance leases that are past due, non-performing or in bankruptcy. Recognition of income is suspended and the loan or finance lease is placed on non-accrual status when management determines that collection of future income is not probable (generally after 120 days past due).  Accrual is resumed, and previously suspended income is recognized, when the loan or finance lease becomes contractually current and/or collection doubts are removed. Cash receipts on impaired loans or finance leases are recorded against the receivable and then to any unrecognized income.

The impaired loans and finance leases were as follows:

(Millions of dollars)
	As of December 31, 2010			2010
Impaired Loans and Finance Leases With No Allowance Recorded(1)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Customer
North America	$87	$87	$-	$39	$2
Europe	6	4	-	7	-
Asia Pacific	13	13	-	9	-
Latin America	3	3	-	5	-
Global Power Finance	174	174	-	92	-
Total	$283	$281	$-	$152	$2

Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$191	$185	$44	$271	$11
Europe	62	57	15	85	4
Asia Pacific	27	27	7	40	3
Latin America	44	43	9	39	3
Global Power Finance	34	33	4	17	-
Total	$358	$345	$79	$452	$21

Total Impaired Loans and Finance Leases
Customer
North America	$278	$272	$44	$310	$13
Europe	68	61	15	92	4
Asia Pacific	40	40	7	49	3
Latin America	47	46	9	44	3
Global Power Finance	208	207	4	109	-
Total	$641	$626	$79	$604	$23

(1)There was no related allowance for credit losses due to sufficient collateral value.

There were no impaired loans or finance leases as of December 31, 2010, for the Dealer and Caterpillar Purchased Receivables portfolio segments.  The average recorded investment for impaired loans and finance leases for the Europe finance receivable class within the Dealer portfolio segment was $19 million during 2010.

As of December 31, 2009 and 2008, the impaired loans and finance leases were as follows:

(Millions of dollars)	2009	2008
Impaired loans/finance leases for which there is a related allowance for credit losses (related allowance of $117 million and $59 million, respectively)	$448	$258
Impaired loans/finance leases for which there is no related allowance for credit losses (due to sufficient collateral value)	65	221
Total investment in impaired loans/finance leases as of December 31,	$513	$479

Average investment in impaired loans/finance leases	$425	$306

Non-accrual and past due loans and finance leases
For all classes, we consider a loan or finance lease past due if any portion of a contractual payment is due and unpaid for more than 30 days.  Recognition of income is suspended and the loan or finance lease is placed on non-accrual status when management determines that collection of future income is not probable (generally after 120 days past due).  Accrual is resumed, and previously suspended income is recognized, when the loan or finance lease becomes contractually current and/or collection doubts are removed.

 The investment in customer loans and finance leases on non-accrual status as of December 31, 2010 was as follows:

(Millions of dollars)
2010
Customer
North America	$217
Europe	89
Asia Pacific	31
Latin America	139
Global Power Finance	163
Total(1)	$639

(1)As of December 31, 2009 and 2008, the investment in loans and finance leases on non-accrual status were $678 million and $422 million, respectively.

There were no loans or finance leases on non-accrual status for the Dealer portfolio segment.

    As of December 31, 2010, past due loans and finance leases were as follows:

(Millions of dollars)
	31-60	61-90	91+	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing(1)
Customer
North America	$139	$44	$228	$411	$6,037	$6,448	$27
Europe	27	12	106	145	2,365	2,510	26
Asia Pacific	63	17	37	117	3,412	3,529	12
Latin America	44	16	144	204	2,222	2,426	1
Global Power Finance	18	17	54	89	2,978	3,067	25
Dealer
North America	-	-	-	-	1,993	1,993	-
Europe	-	-	-	-	344	344	-
Asia Pacific	-	-	-	-	296	296	-
Latin America	-	-	-	-	659	659	-
Global Power Finance	-	-	-	-	19	19	-
Caterpillar Purchased Receivables
North America	3	1	1	5	1,285	1,290	1
Europe	1	-	-	1	109	110	-
Asia Pacific	-	-	-	-	215	215	-
Latin America	-	-	-	-	173	173	-
Global Power Finance	3	-	-	3	24	27	-
Total	$298	$107	$570	$975	$22,131	$23,106	$92

(1)As of December 31, 2009 and 2008, the investment in loans and finance leases past due over 90 days and still accruing were $134 million and $119 million, respectively.

Allowance for credit losses

In estimating the Allowance for credit losses, we review loans and finance leases that are past due, non-performing or in bankruptcy.

The Allowance for credit losses as of December 31, were as follows:
(Millions of dollars)
Allowance for Credit Losses:	2010	2009	2008
Balance at beginning of year	$377	$395	$353
Adjustment to adopt consolidation of variable-interest entities	18	-	-
Receivables written off	(288)	(281)	(144)
Recoveries on receivables previously written off	51	28	23
Provision for credit losses	205	225	192
Adjustment due to sale of receivables	-	-	(13)
Foreign currency translation adjustment	-	10	(16)
Balance at end of year	$363	$377	$395

Allowance for credit losses as a percent of finance receivables, net of unearned income	1.57%	1.64%	1.44%

The Allowance for credit losses and recorded investment in finance receivables as of December 31, 2010 was as follows:
(Millions of dollars)
	Customer	Dealer	Caterpillar Purchased Receivables	Total
Allowance for Credit Losses:
Ending Balance – individually evaluated for impairment	$79	$-	$-	$79
Ending Balance – collectively evaluated for impairment	278	5	1	284
Ending Balance	$357	$5	$1	$363

Finance Receivables:
Ending Balance – individually evaluated for impairment	$641	$-	$-	$641
Ending Balance – collectively evaluated for impairment	17,339	3,311	1,815	22,465
Ending Balance	$17,980	$3,311	$1,815	$23,106

Credit quality of finance receivables
The credit quality of finance receivables is reviewed on a monthly basis.  Credit quality indicators include performing and non-performing.  Non-performing is defined as finance receivables currently over 120 days past due and/or on non-accrual status or in bankruptcy.  Finance receivables not meeting the criteria listed above are considered performing.  Non-performing receivables have the highest probability for credit loss.  The allowance for credit losses attributable to non-performing receivables is based on the most probable source of repayment, which is normally the liquidation of collateral.  In determining collateral value, we estimate the current fair market value of the collateral and factor in credit enhancements such as additional collateral and third-party guarantees.

As of December 31, 2010, the recorded investment of performing and non-performing finance receivables were as follows:

(Millions of dollars)
	Customer	Dealer	Caterpillar Purchased Receivables	Total
Performing
North America	$6,231	$1,993	$1,290	$9,514
Europe	2,421	344	110	2,875
Asia Pacific	3,498	296	215	4,009
Latin America	2,287	659	173	3,119
Global Power Finance	2,904	19	27	2,950
Total Performing	$17,341	$3,311	$1,815	$22,467
Non-Performing
North America	$217	$-	$-	$217
Europe	89	-	-	89
Asia Pacific	31	-	-	31
Latin America	139	-	-	139
Global Power Finance	163	-	-	163
Total Non-Performing	$639	$-	$-	$639
Total Performing and Non-Performing
North America	$6,448	$1,993	$1,290	$9,731
Europe	2,510	344	110	2,964
Asia Pacific	3,529	296	215	4,040
Latin America	2,426	659	173	3,258
Global Power Finance	3,067	19	27	3,113
Total	$17,980	$3,311	$1,815	$23,106

C.	Sales and Servicing of Finance Receivables

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

The restricted assets (Finance leases and installment sale contracts - Retail, Unearned income, Allowance for credit losses and Other assets) of the consolidated SPE totaled $136 million at December 31, 2010.  The liabilities (Accrued expenses and Current maturities of long-term debt) of the consolidated SPE totaled $73 million at December 31, 2010.

Prior to January 1, 2010, the SPEs were considered to be QSPEs and thus not consolidated.  Our retained interests in the securitized assets were classified as available-for-sale securities and were included in Other assets in our Consolidated Statements of Financial Position at fair value.  We estimated fair value and cash flows using a valuation model and key assumptions for credit losses, prepayment rates and discount rates.  These assumptions were based on our historical experience, market trends and anticipated performance relative to the particular assets securitized.  We periodically evaluated for impairment and recognized the credit component of an other-than-temporary impairment in profit and the noncredit component in Accumulated other comprehensive income/(loss) for those retained interests in which we did not intend to sell and it was not likely that we would be required to sell prior to recovery.

During 2008, we sold certain finance receivables relating to our retail installment sale contracts and finance leases to a SPE as part of our asset-backed securitization program.  A net gain of $12 million was recorded in Other revenues, net, in our Consolidated Statements of Profit at the time of the sale and was based on the estimated fair value of the assets sold and retained and liabilities incurred, net of transaction costs.  Subordinated retained interests included certificates with an initial fair value of $27 million, an interest in future cash flows (excess) with an initial fair value of $8 million and a reserve account with an initial fair value of $9 million.

Significant assumptions used to estimate the fair value of the retained interests at the time of the transaction were:

2008
Discount rate	7.2%
Weighted-average prepayment rate	14.5%
Expected credit losses	1.6%

To maintain competitiveness in the capital markets and to have effective and efficient use of alternative funding sources, we may from time to time provide additional reserve support to previously issued asset-backed securitizations.  During the second quarter of 2009 and third quarter of 2008, we deposited $80 million and $19 million, respectively, into supplemental reserve accounts for the securitization transactions to maintain the credit ratings assigned to the transactions, as loss experiences had been higher than anticipated primarily due to the adverse economic conditions in the United States (U.S.).  Due to the significant value of the deposit in second quarter of 2009, written consent was obtained from the third-party beneficial interest holders of the securitization transactions.  The QSPE conditions were reviewed and the trusts continue to maintain QSPE status.  These deposits resulted in an increase in our retained interests.

As of December 31, 2009 and 2008, the fair value of the retained interests in all securitizations of retail finance receivables outstanding totaled $102 million (cost basis of $107 million) and $52 million (cost basis of $62 million), respectively.  The fair value of the retained interests as of December 31, 2009 that have been in a continuous unrealized loss position for twelve months or longer totaled $102 million (cost basis of $107 million).  As of December 31, 2008, there were no retained interests in a continuous unrealized loss position for twelve months or longer. Key assumptions used to determine the fair value of the retained interests as of such dates were:

	2009	2008
Cash flow weighted average discount rates on retained interests	7.7% to 12.4%	16.7% to 23.3%
Weighted-average maturity in months	22	28
Expected prepayment rate	18.0%	19.0%
Expected credit losses	4.7% to 4.8%	1.7% to 3.1%

To estimate the impact on income due to changes to the key economic assumptions used to estimate the fair value of residual cash flows in retained interests from retail finance receivable securitizations, we performed a sensitivity analysis of the fair value of the retained interests by applying a 10 percent and 20 percent adverse change to the individual assumptions.  This estimate does not adjust for other variations that may occur should one of the assumptions actually change.  Accordingly, no assurance can be given that actual results would be consistent with the results of our estimate.  The effect of a variation in a particular assumption on the fair value of residual interest in securitization transactions was calculated without changing any other assumptions and changes in one factor may result in changes in another.  Our sensitivity analysis indicated that the impact of a 20 percent adverse change in individual assumptions used to calculate the fair value of all our retained interests as of December 31, 2009 and 2008 would be $11 million or less and $8 million or less, respectively.

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

(Millions of dollars)	2009	2008
Total other-than-temporary impairment losses	$46	$27
Portion of losses recognized in Accumulated other comprehensive income/(loss) before taxes(1)	(12)	-
Net impairment losses recognized in earnings(2)	$34	$27

(1) Balance above excludes $7 million of gross gains recorded in Other Comprehensive Income related to the securitization retained interest for the year ended December 31, 2009.
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

We also retain servicing responsibilities and receive a servicing fee of approximately one percent of the remaining value of the finance receivables for our servicing responsibilities.  We have not recorded a servicing asset or liability since the servicing fee is considered fair market compensation.  Servicing income was included in Other revenues, net, in our Consolidated Statements of Profit prior to January 1, 2010 and is now eliminated in consolidation.

Characteristics of securitized retail receivables
(Millions of dollars)	2009	2008
Total securitized principal balance at December 31,	$346	$909
Average securitized principal balance for the year ended December 31,	$583	$1,147
Loans > 30 days past due at year ended December 31,	$62	$98
Net credit losses during the year	$36	$23

Cash flows from retail securitizations
(Millions of dollars)	2009	2008
Cash proceeds from initial sales of receivables	$-	$600
Purchases of contracts through clean-up calls	$95	$81
Servicing fees received	$6	$12
Other cash flows received on retained interests	$10	$25

Sale of Interests in Wholesale Receivables
We purchase North American Caterpillar Dealer trade receivables (NACD Receivables) at a discount.  The discount is an estimate of the amount of financing revenue that would be earned at a market rate on the NACD Receivables over their expected life.  During 2009 and 2008, we sold interests in the NACD Receivables through a revolving structure to third-party commercial paper conduits, asset-backed commercial paper issuers that are SPEs of the sponsor bank and are not consolidated by us.  The transfers to the conduits were accounted for as sales.  The gain, included in Other revenues, net, in our Consolidated Statements of Profit, is principally the difference between the unearned discount on the NACD Receivables sold to the third-party commercial paper conduits and the related costs incurred over their remaining term.  Expected credit losses were assumed to be zero because dealer receivables have historically had no losses and none are expected in the future.  We received an annual servicing fee of approximately 0.5 percent of the average outstanding principal balance of the interests in the NACD Receivables sold to the third-party commercial paper conduits.  We generally do not record a servicing asset or liability since the servicing fee is considered fair market compensation.  During 2009 and 2008, we recognized a pre-tax gain on the sale of wholesale receivables of $9 million and $6 million, respectively.

As of December 31, 2010 and 2009, there were no outstanding NACD Receivables sold to the conduits.  As of December 31, 2008, the outstanding principal balance of the NACD Receivables sold to the conduits was $240 million.  The NACD Receivables not sold to the third-party commercial paper conduits as of December 31, 2008 of $1.432 billion are included in Wholesale notes receivable in our Consolidated Statements of Financial Position.

The cash collections from the NACD Receivables are first applied to satisfy any obligations to the third-party commercial paper conduits.  The third-party commercial paper conduits have no recourse to our assets, other than the NACD Receivables that we continue to hold.

Cash flows from sale of interests in wholesale receivables
(Millions of dollars)	2009	2008
Cash proceeds from sales of receivables to conduits	$887	$1,510
Servicing fees received	$1	$1
Cash flows received on the interests that continue to be held	$7,548	$11,270

In addition to the NACD Receivables, we purchase other trade receivables from Caterpillar entities at a discount. The discount is an estimate of the amount of financing revenue that would be earned at a market rate on these trade receivables over their expected life.  The discount is amortized into revenue on an effective yield basis over the life of the receivables and recognized as Wholesale finance revenue.  For the years ended December 31, 2010, 2009 and 2008, amortized discounts for the NACD and other trade receivables were $139 million, $163 million and $243 million, respectively.  In the Consolidated Statements of Cash Flows, collection of the discount is included in investing activities as the receivables are collected.

Other Managed Assets
We also sell individual leases and finance receivables to third parties with limited or no recourse to us to either reduce our concentration of credit risk related to certain customers or as an additional source of liquidity.  In accordance with accounting for transfers and servicing of financial assets, the transfers to the third parties are accounted for as sales. In 2010, 2009 and 2008, we received $16 million, $106 million and $379 million, respectively, of cash proceeds and recognized pre-tax gains of zero, $3 million and $12 million, respectively, from the sale of such contracts.  We maintain servicing responsibilities for these third-party assets, which as of December 31, 2010, 2009 and 2008, totaled $225 million, $477 million and $633 million, respectively.  Since we do not receive a servicing fee for these assets, a servicing liability is recorded.  As of December 31, 2010, 2009 and 2008, these liabilities were not significant.

Total off-balance sheet managed assets as of December 31,
(Millions of dollars)	2010	2009	2008

Securitized Retail Installment Sale Contracts and Finance Leases
Installment sale contracts securitized	$-	$336	$877
Finance leases securitized	-	10	32
Less: Retained interests (included in Other assets)	-	(102)	(52)
Off-balance sheet securitized retail receivables	$-	$244	$857

Sales of Interests in Wholesale Receivables
Wholesale receivables	$-	$-	$240

Other Managed Assets
Retail finance leases	$109	$190	$198
Retail installment sale contracts	73	178	283
Operating leases	36	90	122
Retail notes receivable	7	19	30
Other managed receivables/leases	$225	$477	$633

Total off-balance sheet managed assets	$225	$721	$1,730

NOTE 3 – EQUIPMENT ON OPERATING LEASES

Components of equipment on operating leases, less accumulated depreciation as of December 31, were as follows:

(Millions of dollars)	2010	2009	2008
Equipment on operating leases, at cost	$4,241	$4,562	$4,421
Less: Accumulated depreciation	(1,530)	(1,575)	(1,393)
Equipment on operating leases, net	$2,711	$2,987	$3,028

At December 31, 2010, scheduled minimum rental payments for operating leases were as follows:

2011	2012	2013	2014	2015	Thereafter	Total
$722	$471	$295	$145	$55	$32	$1,720

NOTE 4 – CONCENTRATION OF CREDIT RISK

Our portfolio is primarily comprised of receivables under installment sale contracts, receivables arising from leasing transactions, notes receivable and wholesale financing.  Percentages of the total value of our portfolio (total net finance receivables plus equipment on operating leases, less accumulated depreciation) represented by each financing plan as of December 31, were as follows:

	2010	2009	2008
Retail Financing:
Customer loans	24%	25%	21%
Finance (non-tax) leases	21%	22%	21%
Installment sale contracts	18%	19%	21%
Tax leases (operating or finance)	16%	18%	17%
Wholesale financing	12%	8%	13%
Dealer loans	8%	7%	6%
Government lease-purchase contracts	1%	1%	1%

As of December 31, 2010, receivables from customers in construction-related industries made up approximately one-third of our total portfolio.  As of December 31, 2009 and 2008, receivables from customers in construction-related industries made up approximately 40 percent of our total portfolio.  As of December 31, 2010, 2009 and 2008, approximately 45 percent of construction-related receivables relates to customers in North America.  No single customer or dealer represented a significant concentration of credit risk.  We typically maintain a security interest in retail financed equipment and require physical damage insurance coverage on all financed equipment.  See Note 14 for further information concerning business segments.

Regarding our derivative instruments, collateral is not generally required of the counterparties or of our Company.  The Company generally enters into International Swap and Derivative Associations (ISDA) master netting agreements, which permit the net settlement of amounts owed.  Our exposure to credit loss in the event of nonperformance by the counterparties is limited to only those gains that we have recorded, but for which we have not yet received cash payment.  The master netting agreements reduce the amount of loss the Company would incur should the counterparties fail to meet their obligations.  As of December 31, 2010, 2009 and 2008, the maximum exposure to credit loss was $318 million, $283 million and $639 million, respectively, before the application of any master netting agreements.  See Note 8 for further information concerning derivatives.

NOTE 5 – CREDIT COMMITMENTS

Revolving credit facilities
We have three global credit facilities with a syndicate of banks totaling $7.23 billion (Credit Facility) available in the aggregate to both Caterpillar and us to support our commercial paper programs in the event those programs become unavailable and for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of December 31, 2010 was $5.73 billion.

•	The 364-day facility of $3.52 billion expires in September 2011.

•	The five-year facility of $1.62 billion expires in September 2012.

•	The four-year facility of $2.09 billion expires in September 2014.

At December 31, 2010, Caterpillar’s consolidated net worth was $15.56 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined as the consolidated stockholder’s equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income/(loss).

At December 31, 2010, our covenant interest coverage ratio was 1.34 to 1.  This is above the 1.15 to 1 minimum ratio of (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended.

In addition, at December 31, 2010, our covenant leverage ratio was 7.02 to 1.  This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31 required by the Credit Facility.

In the event that either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the bank group may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings.  At December 31, 2010, there were no borrowings under the Credit Facility.

Bank borrowings
Credit lines with banks as of December 31, 2010 totaled $3.81 billion.  These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements.  The remaining available credit commitments may be withdrawn any time at the lenders' discretion.  As of December 31, 2010, we had $2.08 billion outstanding against these credit lines compared to $2.05 billion as of December 31, 2009.

Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction.  We do not hold reserves to fund the payment of the demand notes.  The notes are offered on a continuous basis by prospectus only.

Notes receivable from/payable to Caterpillar
Under our variable amount lending agreements and other notes receivable with Caterpillar, we may borrow up to $2.13 billion from Caterpillar, and Caterpillar may borrow up to $1.62 billion from us.  The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice.  We had notes payable of $600 million and notes receivable of $278 million outstanding as of December 31, 2010, compared to notes payable of $26 million and notes receivable of $1.1 billion as of December 31, 2009.

Secured borrowings
Secured borrowings primarily include the debt related to the asset-backed securitization entities, which were consolidated on January 1, 2010.

NOTE 6 – SHORT-TERM BORROWINGS

Short-term borrowings outstanding as of December 31, were comprised of the following:

(Millions of dollars)	2010		2009			2008
	Balance	Avg. Rate	Balance		Avg. Rate	Balance	Avg. Rate
Commercial paper, net	$2,710	1.5%	$2,233		1.3%	$5,717	2.4%
Bank borrowings	479	4.9%	793	(1)	5.7%	817	7.9%
Variable denomination floating rate demand notes	663	1.1%	695		2.0%	543	3.6%
Total	$3,852		$3,721			$7,077

(1)Includes an $11 million short-term note, net.

NOTE 7 – LONG-TERM DEBT

During 2010, we issued $3.097 billion of medium-term notes, of which $2.169 billion were at fixed interest rates and $0.928 billion were at floating interest rates, primarily indexed to LIBOR.  At December 31, 2010, the outstanding medium-term notes had remaining maturities ranging up to 18 years.

Long-term debt outstanding as of December 31, was comprised of the following:

(Millions of dollars)	2010		2009		2008
	Balance	Avg. Rate	Balance	Avg. Rate	Balance	Avg. Rate
Medium-term notes	$17,690	4.6%	$20,271	4.6%	$19,656	4.2%
Unamortized discount	(9)		(13)		(9)
Medium-term notes, net	17,681		20,258		19,647
Bank borrowings	1,603	3.8%	1,265	5.4%	755	7.1%
Secured borrowings	78	4.9%	-		-
Deposit obligation(1)	-		-		232
Total	$19,362		$21,523		$20,634

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

Long-term debt outstanding as of December 31, 2010, matures as follows:

(Millions of dollars)
2011	$3,430
2012	4,825
2013	4,243
2014	2,015
2015	887
Thereafter	3,962
Total	$19,362

The above table includes $684 million of medium-term notes that could be called by us at some point in the future at par value.

NOTE 8 – DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

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

As of December 31, 2010, $12 million of deferred net losses, net of tax, included in equity, related to our floating-to-fixed interest rate swaps, are expected to be reclassified to Interest expense over the next twelve months.  The actual amount recorded in Interest expense will vary based on interest rates at the time the hedged transactions impact earnings.

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

The location and fair value of derivative instruments reported in the Consolidated Statements of Financial Position are as follows:

(Millions of dollars)
		Asset (Liability) Fair Value
	Consolidated Statements of Financial Position Location	December 31, 2010	December 31, 2009
Designated derivatives
Interest rate contracts	Other assets	$211	$145
Interest rate contracts	Accrued expenses	(18)	(100)
		$193	$45
Undesignated derivatives
Foreign exchange contracts	Other assets	$6	$20
Foreign exchange contracts	Accrued expenses	(9)	(18)
Interest rate contracts	Other assets	-	2
Interest rate contracts	Accrued expenses	(1)	(6)
		$(4)	$(2)

For the years ended December 31, 2010 and 2009, the deferred gains (losses) recorded in AOCI on the Consolidated Statements of Changes in Stockholder’s Equity associated with our cash flow interest rate contract hedges are as follows:

(Millions of dollars)
Balance as of December 31, 2009, net of tax of $21	$(41)
Gains (losses) deferred during the year, net of tax of $1	(6)
(Gains) losses reclassified to earnings, net of tax of $16	33
Balance as of December 31, 2010, net of tax of $6	$(14)

(Millions of dollars)
Balance as of December 31, 2008, net of tax of $38	$(70)
Gains (losses) deferred during the year, net of tax of $11	(26)
(Gains) losses reclassified to earnings, net of tax of $28	55
Balance as of December 31, 2009, net of tax of $21	$(41)

The effect of derivatives designated as hedging instruments on the Consolidated Statements of Profit is as follows:

Fair Value Hedges
(Millions of dollars)
		Year Ended December 31, 2010		Year Ended December 31, 2009
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts	Other income (expense)	$107	$(98)	$(205)	$220
		$107	$(98)	$(205)	$220

Cash Flow Hedges
(Millions of dollars)
		Year Ended December 31, 2010
	Classification of Gains (Losses)	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(49)	$-
Interest rate contracts	Other income (expense)	-	(1)
		$(49)	$(1)

		Year Ended December 31, 2009
Cash Flow Hedges	Classification of Gains (Losses)	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(83)	$-
Interest rate contracts	Other income (expense)	-	9
		$(83)	$9

The effect of derivatives not designated as hedging instruments on the Consolidated Statements of Profit is as follows:

Undesignated Derivatives
(Millions of dollars)
	Classification of Gains or (Losses)	Year Ended December 31, 2010	Year Ended December 31, 2009
Foreign exchange contracts	Other income (expense)	$16	$(134)
Interest rate contracts	Other income (expense)	2	3
		$18	$(131)

NOTE 9 – COMMITMENTS AND CONTINGENT LIABILITIES

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

No loss has been experienced or is anticipated under any of these guarantees.  At December 31, 2010, 2009 and 2008, the recorded liability for these guarantees was $3 million, $4 million and $2 million, respectively.  The maximum potential amount of future payments (undiscounted and without reduction for any amount that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees are as follows:

(Millions of dollars)	2010	2009	2008
Customer guarantees	$139	$157	$119
Limited indemnity	17	20	25
Total guarantees	$156	$177	$144

We provide guarantees to repurchase certain loans of Caterpillar dealers from a special purpose corporation (SPC) that qualifies as a VIE.  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  We have a loan purchase agreement with the SPC that obligates us to purchase certain loans that are not paid at maturity.  We receive a fee for providing this guarantee, which provides a source of liquidity for the SPC.  We are the primary beneficiary of the SPC as our guarantees result in us having both the power to direct the activities that most significantly impact the SPC's economic performance and the obligation to absorb losses, and therefore we have consolidated the financial statements of the SPC.  As of December 31, 2010, 2009 and 2008, the SPC’s assets of $365 million, $231 million and $477 million, respectively, are primarily comprised of loans to dealers, which are included in Retail notes receivable in the Consolidated Statements of Financial Position, and the SPC's liabilities of $365 million, $231 million and $477 million, respectively, are primarily comprised of commercial paper, which is included in Short-term borrowings in the Consolidated Statements of Financial Position.  No loss has been experienced or is anticipated under this loan purchase agreement.  Our assets are not available to pay creditors of the SPC, except to the extent we may be obligated to perform under the guarantee, and assets of the SPC are not available to pay our creditors.

We are party to agreements in the normal course of business with selected customers and Caterpillar dealers in which we commit to provide a set dollar amount of financing on a pre-approved basis.  We also provide lines of credit to selected customers and Caterpillar dealers, of which a portion remains unused as of the end of the period.  Commitments and lines of credit generally have fixed expiration dates or other termination clauses.  It has been our experience that not all commitments and lines of credit will be used.  Management applies the same credit policies when making commitments and granting lines of credit as it does for any other financing.  We do not require collateral for these commitments/lines, but if credit is extended, collateral may be required upon funding.  As of December 31, 2010, 2009 and 2008, the amount of the unused commitments and lines of credit for dealers was $6.577 billion, $7.486 billion and $9.128 billion, respectively.  As of December 31, 2010, 2009 and 2008, the amount of the unused commitments and lines of credit for customers was $2.613 billion, $2.089 billion and $3.085 billion, respectively.

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

NOTE 10 – INCOME TAXES

The components of Profit before income taxes for the years ended December 31, were as follows:

(Millions of dollars)	2010	2009	2008
U.S.	$(50)	$(87)	$204
Non-U.S.	379	407	314
Total	$329	$320	$518

Profit before income taxes, as shown above, is based on the location of the entity to which such earnings are attributable.  Where an entity’s earnings are subject to taxation, however, may not correlate solely to where an entity is located.  Thus, the income tax provision shown below as U.S. or non-U.S. may not correspond to the earnings shown above.

The components of the Provision for income taxes were as follows for the years ended December 31:

(Millions of dollars)	2010	2009	2008
Current income tax provision (benefit):
U.S.	$(43)	$(74)	$(28)
Non-U.S.	109	132	60
State (U.S.)	(1)	5	-
	65	63	32
Deferred income tax provision (benefit):
U.S.	(8)	3	39
Non-U.S.	(14)	(6)	49
State (U.S.)	(3)	(15)	-
	(25)	(18)	88

Total Provision for income taxes	$40	$45	$120

Current income tax provision is the amount of income taxes reported or expected to be reported on our income tax returns.  Under our tax sharing agreement with Caterpillar, we have paid to or received from (or will pay to or will receive from) Caterpillar, our allocated share of certain income tax liabilities or benefits.

The actual Provision for income taxes differs from the Provision for income taxes that would result from applying the U.S. statutory rate to Profit before income taxes for the years ended December 31, for the reasons set forth in the following reconciliation:

(Millions of dollars)	2010		2009		2008
Taxes computed at U.S. statutory rates	$115	35.0%	$112	35.0%	$181	35.0%
(Decreases) increases in taxes resulting from:
State Income Tax, net of Federal Tax	(2)	(0.6)%	(7)	(2.2)%	-	-
Prior Year Non-U.S. tax and interest adjustment – Refund Claim	(10)	(3.0)%	(6)	(1.9)%	-	-
Prior Year Non-U.S. tax and interest adjustment - Other	(12)	(3.6)%	-	-	-	-
Subsidiaries' results subject to tax rates other than U.S. statutory rates	(47)	(14.2)%	(48)	(15.0)%	(57)	(11.0)%
Other, net	(4)	(1.2)%	(6)	(1.9)%	(4)	(0.7)%
Provision for income taxes	$40	12.4%	$45	14.0%	$120	23.3%

The prior year Non-U.S. tax and interest adjustment recorded in 2010 of $22 million includes a benefit of $10 million from an income tax refund claim related to a prior year return and a tax benefit of $12 million related to the true-up of estimated amounts used in the 2009 tax provision to the returns as filed in other non-U.S. tax jurisdictions.

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

(Millions of dollars)	2010	2009	2008
Assets:
Deferred and refundable income taxes	$85	$65	$36

Liabilities:
Deferred income taxes and other liabilities	(594)	(517)	(529)
Deferred income taxes - net	$(509)	$(452)	$(493)

Differences between accounting rules and income tax laws cause differences between the bases of certain assets and liabilities for financial reporting and income tax purposes.  The income tax effects of these differences, to the extent they are temporary, are recorded as deferred income tax assets and liabilities netted by tax jurisdiction and taxpayer.

Our consolidated deferred income taxes consisted of the following components as of December 31:

(Millions of dollars)	2010	2009	2008

Deferred tax assets:
Allowance for credit losses	$91	$78	$108
Tax credit carryforwards	24	22	14
Deferred income taxes on derivative instruments and retained interests	7	23	42
Net operating loss carryforwards	92	85	56
	214	208	220

Deferred income tax liabilities - primarily lease basis differences	(546)	(558)	(575)
Valuation allowance for deferred income tax assets	(8)	(6)	(5)
Deferred income tax on translation adjustment	(169)	(96)	(133)
	(723)	(660)	(713)

Deferred income taxes – net	$(509)	$(452)	$(493)

As of December 31, 2010, amounts and expiration dates of net operating loss (NOL) carryforwards in various U.S. state taxing jurisdictions were:

(Millions of dollars)
2011	2012	2013	2014	2015-2030	Total
$-	$-	$-	$1	$156	$157

The gross deferred income tax asset associated with these NOL carryforwards is $12 million as of December 31, 2010, partially offset by a valuation allowance of $4 million.  The valuation allowance arises as a result of the uncertainty whether the carryforwards will be used.

In some U.S. state income tax jurisdictions, we join with other Caterpillar entities in filing combined income tax returns.  In other U.S. state income tax jurisdictions, we file on a separate, stand-alone basis.

As of December 31, 2010, amounts and expiration dates of NOL carryforwards in various non-U.S. taxing jurisdictions were:

(Millions of dollars)
2011	2012	2013	2014	2015 - 2025	Unlimited	Total
$1	$-	$-	$3	$142	$186	$332

Valuation allowances totaling $4 million have been recorded at certain non-U.S. subsidiaries that have not yet demonstrated consistent and/or sustainable profitability to support the recognition of net deferred income tax assets.

As of December 31, 2010, amounts and expiration dates of U.S. foreign tax credits available to carry forward were:

(Millions of dollars)
2011-2017	2018	2019	2020	2021	Total
$-	$-	$8	$11	$-	$19

A reconciliation of the beginning and ending amounts of gross unrecognized income tax benefits for uncertain income tax positions, including positions impacting only the timing of income tax benefits is as follows:

(Millions of dollars)	2010	2009	2008

Reconciliation of unrecognized income tax benefits(1):
Balance at beginning of year	$7	$21	$16
Additions for income tax positions related to prior year	-	1	5
Reductions for income tax positions related to prior year	-	(8)	-
Reductions for income tax positions related to settlements(2)	-	(7)	-
Balance at end of year	$7	$7	$21

Amount that, if recognized, would impact the effective tax rate	$2	$2	$5

   (1) Foreign currency translation amounts are included within each line as applicable.
(2) Includes cash payment or other reduction of assets to settle liability.

We classify interest and penalties on income taxes as a component of the Provision for income taxes.  During the year ended December 31, 2010, we recognized expense of less than $1 million in interest and penalties.  During the years ended December 31, 2009 and 2008, we recognized a benefit of $1 million and an expense of $1 million, respectively.  For the years ended December 31, 2010, 2009 and 2008, the total amount of accrued interest and penalties was $5 million, $5 million and $6 million, respectively.

It is reasonably possible that the amount of unrecognized income tax benefits will change in the next 12 months.  However, we do not expect the change to have a significant impact on our results of operations or financial position.

The Internal Revenue Service is currently examining our U.S. income tax returns for 2007 to 2009, and completed its field examination of our U.S. income tax returns for 1992 to 2006 as part of the overall Caterpillar examination.  For tax years 1992 to 1994, Caterpillar expects to litigate issues unrelated to us.  The appeals process for tax years 1995 to 1999 was completed in 2009.  For tax years 2000 to 2006, we are in the appeals process for unagreed adjustments primarily related to export tax benefits unrelated to us. The ultimate disposition of all matters related to each of the aforementioned audit cycles is not expected to have a material impact on our results of operations or financial position.

In our major non-U.S. jurisdictions, tax years are typically subject to examination for three to six years.

NOTE 11 – FAIR VALUE DISCLOSURES

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

Assets and liabilities measured at fair value included in our Consolidated Statements of Financial Position are summarized below:

(Millions of dollars)
	December 31, 2010
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Assets
Derivative financial instruments, net	$-	$189	$-	$189
Total Assets	$-	$189	$-	$189
Liabilities
Guarantees	$-	$-	$3	$3
Total Liabilities	$-	$-	$3	$3

	December 31, 2009

Assets	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Derivative financial instruments, net	$-	$43	$-	$43
Securitized retained interests	-	-	102	102
Total Assets	$-	$43	$102	$145
Liabilities
Guarantees	$-	$-	$4	$4
Total Liabilities	$-	$-	$4	$4

	December 31, 2008
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Assets
Derivative financial instruments, net	$-	$331	$-	$331
Securitized retained interests	-	-	52	52
Total Assets	$-	$331	$52	$383
Liabilities
Guarantees	$-	$-	$2	$2
Total Liabilities	$-	$-	$2	$2

Below is a roll-forward of assets and liabilities measured at fair value using Level 3 inputs for the years ended December 31, 2010, 2009 and 2008.  These instruments were valued using pricing models that, in management’s judgment, reflect the assumptions a marketplace participant would use.

(Millions of dollars)	Securitized Retained Interests	Guarantees
Balance as of December 31, 2007	$49	$7
Gains or (losses) included in earnings (realized/unrealized)(1)	(21)	-
Changes in Accumulated other comprehensive income/(loss)	(13)	-
Purchases, issuances and settlements	37	(5)
Balance as of December 31, 2008	$52	$2
Gains or (losses) included in earnings (realized/unrealized)(1)	(31)	-
Changes in Accumulated other comprehensive income/(loss)	6	-
Purchases, issuances and settlements	75	2
Balance as of December 31, 2009	$102	$4
Adjustment to adopt consolidation of variable-interest entities	(102)	-
Issuance of guarantees	-	7
Expiration of guarantees	-	(8)
Balance as of December 31, 2010	$-	$3

(1)Included in Other revenues, net, in the Consolidated Statements of Profit.

The amount of unrealized net losses on securitized retained interests included in earnings for the years ended December 31, 2009 and 2008 related to assets still held at December 31, 2009 and 2008 were $28 million and $23 million, respectively.  These losses were reported in Other revenues, net, in the Consolidated Statements of Profit.

As of December 31, 2010, 2009 and 2008, in addition to the amounts above, we had impaired loans of $171 million, $208 million and $108 million, respectively.  A loan is considered impaired when management determines that collection of contractual amounts due is not probable.  In these cases, an allowance for credit losses is established based primarily on the fair value of associated collateral.  As the collateral's fair value is based on observable market prices and/or current appraised values, the impaired loans are classified as Level 2 measurements.

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

The estimated fair values of financial instrument assets and (liabilities) as of December 31 are as follows:
(Millions of dollars)	2010		2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,676	$1,676	$2,536	$2,536	$1,080	$1,080
Foreign currency contracts:
In a receivable position	$6	$6	$20	$20	$70	$70
In a payable position	$(9)	$(9)	$(18)	$(18)	$(113)	$(113)
Finance receivables, net (excluding finance leases(1))	$15,444	$15,311	$14,809	$14,952	$18,051	$17,089
Restricted cash and cash equivalents(2)	$91	$91	$-	$-	$-	$-
Short-term borrowings	$(3,852)	$(3,852)	$(3,721)	$(3,721)	$(7,077)	$(7,077)
Long-term debt	$(19,362)	$(20,364)	$(21,523)	$(22,296)	$(20,634)	$(19,759)
Interest rate swaps:
In a net receivable position	$211	$211	$147	$147	$501	$501
In a net payable position	$(19)	$(19)	$(106)	$(106)	$(127)	$(127)
Securitized retained interests	$-	$-	$102	$102	$52	$52
Guarantees	$(3)	$(3)	$(4)	$(4)	$(2)	$(2)

(1)As of December 31, 2010, 2009 and 2008, represents finance leases with a net carrying value of $7,299 million, $7,780 million and $8,951 million, respectively.
(2)Included in Other assets in the Consolidated Statements of Financial Position.

NOTE 12 – TRANSACTIONS WITH RELATED PARTIES

We have a Support Agreement with Caterpillar, which provides that Caterpillar will (1) remain, directly or indirectly, our sole owner; (2) cause us to maintain a net worth of at least $20 million and (3) ensure that we maintain a ratio of profit before income taxes and interest expense to interest expense calculated on an annual basis (as defined by the Support Agreement) of not less than 1.15 to 1.  In 2010, 2009 and 2008, Caterpillar did not make any significant capital contributions.  Although this agreement can be modified or terminated by either party, any modification or termination which would adversely affect holders of our debt is required to be approved by holders of 66-2/3 percent of the aggregate outstanding debt.  Caterpillar's obligation under this agreement is not directly enforceable by any of our creditors and does not constitute a guarantee of any of our obligations.  A cash dividend of $600 million was paid to Caterpillar in the first quarter of 2010.  A cash dividend was neither declared nor paid in 2009 or 2008.

The rates/prices for our transactions with Caterpillar are set based on arms-length transactions.

We have variable amount lending agreements and other notes receivable with Caterpillar.  Under these agreements, we may borrow up to $2.13 billion from Caterpillar, and Caterpillar may borrow up to $1.62 billion from us.  The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice.  Information concerning these agreements is as follows:

(Millions of dollars)	2010	2009	2008
Notes payable as of December 31,	$600	$26	$435
Notes receivable as of December 31,	$278	$1,094	$81
Interest expense	$3	$3	$10
Interest earned(1)	$73	$93	$4

(1) Included in Other revenues, net in the Consolidated Statements of Profit.

We have agreements with Caterpillar to purchase, at a discount, certain receivables generated by sales of products to Caterpillar dealers and customers.  Under these programs, we use a portion of collections each week to purchase additional receivables.  Information pertaining to these purchases is as below:

(Millions of dollars)	2010	2009	2008
Purchases made	$16,513	$12,497	$22,056
Discounts earned	$139	$163	$243
Balance as of December 31,	$1,815	$1,073	$2,456
Effective interest rate for receivable purchases as of December 31,	6.74%	5.99%	6.96%

We participate in certain marketing programs sponsored by Caterpillar by providing financing to customers at rates below standard rates.  Under these programs, Caterpillar subsidizes an amount at the outset of the transaction, which we then recognize as revenue over the term of the financing.  During 2010, 2009 and 2008, relative to such programs, we received $117 million, $120 million and $253 million, respectively.

We participate in various benefit plans, which are administered by Caterpillar.  These plans include employee medical plans and postretirement benefit plans.  We reimburse Caterpillar for these charges.  During 2010, 2009 and 2008, these charges amounted to $23 million, $23 million and $26 million, respectively.  In addition, we participate in the Caterpillar stock incentive plans.  In 2010, 2009 and 2008, Caterpillar allocated to us $7 million, $5 million and $7 million, respectively, in expenses related to the cost of stock options.  In addition, Caterpillar provides operational and administrative support, which is integral to the conduct of our business.  In 2010, 2009 and 2008, these operational and support charges for which we reimburse Caterpillar amounted to $23 million, $19 million and $25 million, respectively.

We provide administrative support services to certain Caterpillar subsidiaries.  Caterpillar reimburses us for these charges.  During 2010, 2009 and 2008, these charges amounted to $8 million, $9 million and $12 million, respectively.

When appropriate, we combine certain income tax filings with those of Caterpillar.  In such instances, we pay to or receive from Caterpillar our allocated share of income taxes or credits, in accordance with our tax sharing agreement with Caterpillar.

In 2009, we acquired Caterpillar Japan Limited's noncontrolling interest for $6 million.

NOTE 13 – LEASES

We lease our offices and other property through operating leases.  Rental expense is charged to operations as incurred.  For 2010, 2009 and 2008, total rental expense for operating leases was $16 million, $15 million and $17 million, respectively.  At December 31, 2010, minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year are:

(Millions of dollars)
2011	$13
2012	13
2013	12
2014	11
2015	11
Thereafter	50
Total	$110

NOTE 14 – SEGMENT INFORMATION

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

As noted above, the segment information is presented on a management reporting basis.  Unlike financial reporting, there is no authoritative guidance for management reporting equivalent to U.S. generally accepted accounting principles.

(Millions of dollars)
2010	North America	Europe	Asia- Pacific	Diversified Services	Total
External revenue	$1,220	351	515	466	$2,552
Inter-segment revenue	$23	-	-	-	$23
Profit	$6	69	104	99	$278
Interest expense	$475	91	160	214	$940
Depreciation and amortization expense	$436	90	149	40	$715
Provision for income taxes	$4	(4)	20	20	$40
Assets as of December 31,	$16,462	4,040	4,975	6,922	$32,399
Expenditures for equipment on operating leases and for non- leased equipment	$566	104	159	130	$959

(Millions of dollars)
2009	North America	Europe	Asia- Pacific	Diversified Services	Total
External revenue	$1,351	430	479	454	$2,714
Inter-segment revenue	$46	-	-	-	$46
Profit	$31	73	84	71	$259
Interest expense	$577	142	154	221	$1,094
Depreciation and amortization expense	$475	106	132	29	$742
Provision for income taxes	$7	(13)	18	33	$45
Assets as of December 31,	$18,014	5,105	4,814	6,982	$34,915
Expenditures for equipment on operating leases and for non- leased equipment	$461	71	250	194	$976

(Millions of dollars)
2008	North America	Europe	Asia- Pacific	Diversified Services	Total
External revenue	$1,605	553	433	467	$3,058
Inter-segment revenue	$93	-	-	-	$93
Profit	$132	85	75	93	$385
Interest expense	$647	224	153	228	$1,252
Depreciation and amortization expense	$522	120	95	18	$755
Provision for income taxes	$60	(16)	38	38	$120
Assets as of December 31,	$21,272	5,877	5,106	6,608	$38,863
Expenditures for equipment on operating leases and for non- leased equipment	$957	231	344	76	$1,608

Reconciliation:
(Millions of dollars)	2010	2009	2008
Interest expense:
Interest expense from segments	$940	$1,094	$1,252
Less: Inter-segment Interest expense	(23)	(46)	(93)
Total	$917	$1,048	$1,159

(Millions of dollars)	2010	2009	2008
Assets
Assets from segments	$32,399	$34,915	$38,863
Less: Investment in subsidiaries	(1,117)	(1,080)	(1,027)
Less: Inter-segment balances	(2,530)	(3,187)	(4,754)
Total	$28,752	$30,648	$33,082

Inside and outside the United States:

(Millions of dollars)	2010	2009	2008
Revenue
Inside U.S.	$1,138	$1,338	$1,622
Inside Canada	362	348	396
Inside Australia	222	188	178
All other	830	840	862
Total	$2,552	$2,714	$3,058

Equipment on Operating Leases and Non-Leased Equipment (included in Other Assets), Net	2010	2009	2008
Inside U.S.	$1,044	$1,246	$1,446
Inside Canada	818	901	820
Inside Australia	343	325	230
All other	567	604	646
Total	$2,772	$3,076	$3,142

NOTE 15 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(Millions of dollars)
2010	First quarter	Second quarter	Third quarter	Fourth quarter
Total revenues	$631	$648	$640	$633
Profit before taxes	$71	$95	$89	$74
Profit	$53	$82	$73	$70

2009	First quarter	Second quarter	Third quarter	Fourth quarter
Total revenues	$681	$700	$676	$657
Profit before taxes	$71	$122	$80	$47
Profit	$51	$89	$76	$43

2008	First quarter	Second quarter	Third quarter	Fourth quarter
Total revenues	$786	$778	$760	$734
Profit before taxes	$188	$179	$159	$(8)
Profit	$124	$130	$118	$13

NOTE 16 – SUBSEQUENT EVENT

During January of 2011, we entered into a $2.0 billion committed credit facility with Caterpillar, which expires in February 2019.  Under this agreement, we receive a fee from Caterpillar based on amounts drawn under the credit facility and a commitment fee for the undrawn amounts under the credit facility.