Form 10-Q
period 2011-03-31
CATERPILLAR FINANCIAL SERVICES CORP
filed 2011-05-09
CIK 764764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes [    ]   No [ ✓ ]

As of May 9, 2011, one share of common stock of the registrant was outstanding, which is owned by Caterpillar Inc.

The registrant is a wholly owned subsidiary of Caterpillar Inc. and meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced disclosure format.

UNAUDITED

PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
In addition to the accompanying unaudited consolidated financial statements for Caterpillar Financial Services Corporation (together with its subsidiaries, "Cat Financial," "the Company," "we," "us" or "our"), we suggest that you read our 2010 Annual Report on Form 10-K.  The Company files electronically with the Securities and Exchange Commission (SEC) required reports on Form 8-K, Form 10-Q and Form 10-K.  The public may read and copy any materials the Company has filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site (www.sec.gov) that contains reports, proxies and information statements and other information regarding issuers that file electronically with the SEC.  Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q and any amendments to these reports filed or furnished with the SEC are available free of charge through our Internet site (www.catfinancial.com) as soon as reasonably practicable after filing with the SEC.  Copies may also be obtained free of charge by writing to:  Legal Dept., Caterpillar Financial Services Corporation, 2120 West End Ave., Nashville, Tennessee 37203-0001.  In addition, the public may obtain more detailed information about our parent company, Caterpillar Inc. (together with its subsidiaries, "Caterpillar" or "Cat") by visiting its Internet site (www.cat.com).  None of the information contained at any time on our Internet site, Caterpillar’s or the SEC’s Internet sites is incorporated by reference into this document.

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF PROFIT
(Unaudited)
(Dollars in Millions)
	Three Months Ended
	March 31,
	2011	2010
Revenues:
Retail finance	$314	$345
Operating lease	219	225
Wholesale finance	65	40
Other, net	42	21
Total revenues	640	631

Expenses:
Interest	204	234
Depreciation on equipment leased to others	171	176
General, operating and administrative	90	85
Provision for credit losses	55	54
Other	6	11
Total expenses	526	560

Other income (expense)	1	-

Profit before income taxes	115	71

Provision for income taxes	29	16

Profit of consolidated companies	86	55

Less: Profit attributable to noncontrolling interests	3	2

Profit1	$83	$53

1Profit attributable to Caterpillar Financial Services Corporation.

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in Millions, except share data)

	March 31,	December 31,
	2011	2010
Assets:
Cash and cash equivalents	$1,143	$1,676
Finance receivables
Retail notes receivable	9,112	8,441
Wholesale notes receivable	3,702	2,785
Finance leases and installment sale contracts - Retail	12,643	12,838
Finance leases and installment sale contracts - Wholesale	462	464
	25,919	24,528
Less: Unearned income	(1,405)	(1,422)
Less: Allowance for credit losses	(380)	(363)
Total net finance receivables	24,134	22,743

Notes receivable from Caterpillar	244	278
Equipment on operating leases,
less accumulated depreciation	2,629	2,711
Deferred and refundable income taxes	120	202
Other assets	1,110	1,142
Total assets	$29,380	$28,752

Liabilities and stockholder’s equity:
Payable to dealers and others	$132	$113
Payable to Caterpillar - other	50	54
Accrued expenses	269	295
Income taxes payable	80	90
Payable to Caterpillar - borrowings	-	600
Short-term borrowings	5,218	3,852
Current maturities of long-term debt	3,934	3,430
Long-term debt	15,428	15,932
Deferred income taxes and other liabilities	525	605
Total liabilities	25,636	24,971

Commitments and contingent liabilities (Notes 8 and 9)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid-in amount)	745	745
Additional paid-in capital	2	2
Retained earnings	2,517	2,734
Accumulated other comprehensive income	393	217
Noncontrolling interests	87	83
Total stockholder’s equity	3,744	3,781

Total liabilities and stockholder’s equity	$29,380	$28,752

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Unaudited)
(Dollars in Millions)
Three Months Ended March 31, 2010	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Noncontrolling interests	Total	Comprehensive income/(loss)
Balance at December 31, 2009	$745	$2	$3,062	$264	$70	$4,143
Adjustment to adopt consolidation of variable-interest entities	-	-	(6)	3	-	(3)
Balance at January 1, 2010	$745	$2	$3,056	$267	$70	$4,140
Profit of consolidated companies			53		2	55	$55
Dividend paid to Cat Inc.			(600)			(600)	-
Foreign currency translation,
net of tax of $64				(139)		(139)	(139)
Derivative financial instruments
Gains (losses) deferred,
net of tax of $2				(4)		(4)	(4)
(Gains) losses reclassified to earnings, net of tax of $6				11		11	11
Balance at March 31, 2010	$745	$2	$2,509	$135	$72	$3,463	$(77)

Three Months Ended March 31, 2011
Balance at December 31, 2010	$745	$2	$2,734	$217	$83	$3,781
Profit of consolidated companies			83		3	86	$86
Dividend paid to Cat Inc.			(300)			(300)	-
Foreign currency translation,
net of tax of $63				171	1	172	172
Derivative financial instruments
Gains (losses) deferred,
net of tax of $-				-		-	-
(Gains) losses reclassified to earnings, net of tax of $1				5		5	5
Balance at March 31, 2011	$745	$2	$2,517	$393	$87	$3,744	$263

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)
	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Profit of consolidated companies	$86	$55
Adjustments for non-cash items:
Depreciation and amortization	176	183
Amortization of receivables purchase discount	(45)	(27)
Provision for credit losses	55	54
Gain on sales of receivables	(1)	-
Other, net	4	(77)
Changes in assets and liabilities:
Receivables from others	(28)	(2)
Other receivables/payables with Caterpillar	(15)	-
Payable to dealers and others	16	-
Accrued interest payable	(11)	(16)
Accrued expenses and other liabilities, net	(33)	8
Income taxes payable	72	(22)
Net cash provided by operating activities	276	156
Cash flows from investing activities:
Expenditures for equipment on operating leases and for non-leased equipment	(180)	(174)
Proceeds from disposals of equipment	294	336
Additions to finance receivables	(10,297)	(4,816)
Collections of finance receivables	8,995	5,093
Proceeds from sales of receivables	33	2
Net change in variable lending to Caterpillar	55	(6)
Additions to other notes receivable with Caterpillar	(25)	-
Collections on other notes receivable with Caterpillar	5	-
Restricted cash and cash equivalents activity, net	10	14
Other, net	6	25
Net cash (used in) provided by investing activities	(1,104)	474
Cash flows from financing activities:
Net change in variable lending from Caterpillar	-	(26)
Proceeds from borrowings with Caterpillar	-	600
Payments on borrowings with Caterpillar	(600)	-
Proceeds from debt issued (original maturities greater than three months)	1,261	1,264
Payments on debt issued (original maturities greater than three months)	(1,624)	(2,729)
Short-term borrowings, net (original maturities three months or less)	1,526	167
Dividend paid to Caterpillar	(300)	(600)
Net cash provided by (used in) financing activities	263	(1,324)

Effect of exchange rate changes on cash and cash equivalents	32	(49)

(Decrease) in cash and cash equivalents	(533)	(743)

Cash and cash equivalents at beginning of period	1,676	2,536

Cash and cash equivalents at end of period	$1,143	$1,793

Non-cash activity: On January 1, 2010, we adopted the provisions of the new consolidation of variable-interest entities accounting guidance, which resulted in the consolidation of qualifying special purpose entities related to our asset-backed securitization program which had previously been recorded off-balance sheet. Please refer to Note 4B.

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Notes to Consolidated Financial Statements
(Unaudited)
1.	Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated profit for the three months ended March 31, 2011 and 2010, (b) the consolidated financial position as of March 31, 2011 and December 31, 2010, (c) the consolidated changes in stockholder's equity for the three months ended March 31, 2011 and 2010 and (d) the consolidated cash flows for the three months ended March 31, 2011 and 2010.  The preparation of financial statements, in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the SEC, requires management to make estimates and assumptions that affect the reported amounts.  The most significant estimates are the allowance for credit losses and residual values for leased assets.  Actual results may differ from these estimates.  Certain amounts for prior periods have been reclassified to conform to the current period presentation.

Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

The December 31, 2010 financial position data included herein was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010, but does not include all disclosures required by U.S. GAAP.

Comprehensive income/(loss) is comprised of Profit of consolidated companies, as well as adjustments for foreign currency translation and derivative instruments designated as cash flow hedges.  Total Comprehensive income/(loss) for the three months ended March 31, 2011 and 2010 was income of $263 million and a loss of $77 million, respectively.

We consolidate all variable-interest entities (VIEs) where we are the primary beneficiary.  For VIEs, we assess whether we are the primary beneficiary as prescribed by the accounting guidance on the consolidation of VIEs.  The primary beneficiary of a VIE is the party that has the power to direct the activities that most significantly impact the performance of the entity and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entity.  We adopted the consolidation of variable-interest entities guidance issued in June 2009 effective January 1, 2010.  Please refer to Notes 4B and 8 for more information.

During the third quarter of 2010, management identified a clerical transposition in the preparation of the Consolidated Statements of Cash Flows for the first and second quarters of 2010.  The effect was an understatement of net cash provided by investing activities and an overstatement in net cash provided by operating activities of $28 million and $60 million, for the three months ended March 31, 2010 and six months ended June 30, 2010, respectively.  Management evaluated the impact and concluded the amounts were not material.  Management has revised the March 31, 2010 Consolidated Statement of Cash Flows and will revise the June 30, 2010 Consolidated Statement of Cash Flows in future filings.

UNAUDITED

2.	Accumulated Other Comprehensive Income

Comprehensive income and its components are presented in the Consolidated Statements of Changes in Stockholder's Equity.  Accumulated other comprehensive income, net of tax, consisted of the following as of:

(Millions of dollars)
	March 31, 2011	March 31, 2010
Foreign currency translation	$402	$169
Derivative financial instruments	(9)	(34)
Total Accumulated other comprehensive income	$393	$135

3.	New Accounting Pronouncements

Fair value measurements – In January 2010, the FASB issued accounting guidance that requires the gross presentation of activity within the Level 3 fair value measurement roll forward and details of transfers in and out of Level 1 and 2 fair value measurements.  It also clarifies existing disclosure requirements regarding the level of disaggregation of fair value measurements and disclosures on inputs.  We adopted this new accounting guidance for the quarterly period ended March 31, 2010.  The adoption of this guidance did not have a material impact on our financial statements.  See Note 5 for additional information.

Accounting for transfers of financial assets – In June 2009, the FASB issued accounting guidance on accounting for transfers of financial assets.  This guidance amends previous guidance and includes: the elimination of the qualifying special-purpose entity (QSPE) concept; a new participating interest definition that must be met for transfers of portions of financial assets to be eligible for sale accounting; clarifications and changes to the derecognition criteria for a transfer to be accounted for as a sale; and a change to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor.  Additionally, the guidance requires extensive new disclosures regarding an entity’s involvement in a transfer of financial assets.  Finally, existing QSPEs (prior to the effective date of this guidance) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance upon the elimination of this concept.  We adopted this new guidance on January 1, 2010.  The adoption of this guidance did not have a material impact on our financial statements.  See Note 4B for additional information.

Consolidation of variable interest entities – In June 2009, the FASB issued accounting guidance on the consolidation of VIEs.  This new guidance revises previous guidance by eliminating the exemption for qualifying special purpose entities, by establishing a new approach for determining who should consolidate a VIE and by changing when it is necessary to reassess who should consolidate a VIE.  We adopted this new guidance on January 1, 2010.  The adoption of this guidance resulted in the consolidation of QSPEs related to our asset-backed securitization program that were previously not recorded on our consolidated financial statements.  The restricted assets (Finance leases and installment sale-contracts – Retail, Unearned income, Allowance for credit losses and Other assets) of the consolidated QSPEs totaled $324 million at January 1, 2010.  The liabilities (Accrued expenses, Current maturities of long-term debt and Long-term debt) of the consolidated QSPEs totaled $327 million at January 1, 2010.  See Note 4B for additional information.

UNAUDITED

Disclosures about the credit quality of financing receivables and the allowance for credit losses – In July 2010, the FASB issued accounting guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses.  The guidance expands disclosures for the allowance for credit losses and financing receivables by requiring entities to disclose information at disaggregated levels.  It also requires disclosure of credit quality indicators, past due information and modifications of financing receivables.  Also, in April 2011, the FASB issued guidance clarifying when a restructuring of a receivable should be considered a troubled debt restructuring by providing additional guidance for determining whether the creditor has granted a concession and whether the debtor is experiencing financial difficulties.  For end of period balances, the new disclosures were effective December 31, 2010 and did not have a material impact on our financial statements.  For activity during a reporting period, the disclosures were effective January 1, 2011 and did not have a material impact on our financial statements.  The disclosures related to modifications of financing receivables, as well as the guidance clarifying when a restructured receivable should be considered a troubled debt restructuring will be effective July 1, 2011 and we do not expect the adoption to have a material impact on our financial statements.  See Note 4A for additional information.

4.	Financing Activities

A.	Credit Quality of Financing Receivables and Allowance for Credit Losses

We adopted the accounting guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses as of December 31, 2010.  See Note 3 for additional information.  This guidance requires information to be disclosed at disaggregated levels, defined as portfolio segments and classes.

We apply a systematic methodology to determine the allowance for credit losses for finance receivables.  Based upon our analysis of credit losses and risk factors, our portfolio segments are as follows:

•	Customer - Finance receivables with the customer.
•	Dealer - Finance receivables with Caterpillar dealers.
•	Caterpillar Purchased Receivables - Trade receivables purchased from Caterpillar entities.

We further evaluate our portfolio segments by the class of finance receivables, which is defined as a level of information (below a portfolio segment) in which the finance receivables have the same initial measurement attribute and a similar method for assessing and monitoring credit risk.  Typically, our finance receivables within a geographic area have similar credit risk profiles and methods for assessing and monitoring credit risk.  Our classes, which align with management reporting, are as follows:

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
•
Global Power Finance - Finance receivables related to marine vessels with Caterpillar engines worldwide and Caterpillar electrical power generation, gas compression and co-generation systems and non-Caterpillar equipment that is powered by these systems worldwide.

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

There were no impaired loans or finance leases as of March 31, 2011 and December 31, 2010, for the Dealer and Caterpillar Purchased Receivables portfolio segments.  The average recorded investment for impaired loans and finance leases for the Dealer and Caterpillar Purchased Receivables portfolio segments was $0 for the three months ended March 31, 2011.  The average recorded investment for impaired loans and finance leases for the three months ended March 31, 2010 was $0 for the Caterpillar Purchased Receivables portfolio segment and $32 million for the Dealer portfolio segment, all of which was in the Europe finance receivable class.

Individually impaired loans and finance leases for customers were as follows:

(Millions of dollars)
	As of March 31, 2011			As of December 31, 2010
Impaired Loans and Finance Leases With No Allowance Recorded(1)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Customer
North America	$81	$80	$-	$87	$87	$-
Europe	6	4	-	6	4	-
Asia Pacific	14	14	-	13	13	-
Latin America	4	4	-	3	3	-
Global Power Finance	238	238	-	174	174	-
Total	$343	$340	$-	$283	$281	$-

Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$178	$173	$38	$191	$185	$44
Europe	60	56	16	62	57	15
Asia Pacific	27	26	10	27	27	7
Latin America	46	46	9	44	43	9
Global Power Finance	51	50	9	34	33	4
Total	$362	$351	$82	$358	$345	$79

Total Impaired Loans and Finance Leases
Customer
North America	$259	$253	$38	$278	$272	$44
Europe	66	60	16	68	61	15
Asia Pacific	41	40	10	40	40	7
Latin America	50	50	9	47	46	9
Global Power Finance	289	288	9	208	207	4
Total	$705	$691	$82	$641	$626	$79

(1)There was no related allowance for credit losses due to sufficient collateral value.

UNAUDITED

(Millions of dollars)
	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
Impaired Loans and Finance Leases With No Allowance Recorded(1)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Customer
North America	$84	$1	$21	$-
Europe	7	-	9	-
Asia Pacific	13	-	9	-
Latin America	4	-	4	-
Global Power Finance	211	1	35	-
Total	$319	$2	$78	$-

Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$191	$2	$291	$3
Europe	64	1	94	1
Asia Pacific	27	-	43	1
Latin America	47	1	31	1
Global Power Finance	48	-	16	-
Total	$377	$4	$475	$6

Total Impaired Loans and Finance Leases
Customer
North America	$275	$3	$312	$3
Europe	71	1	103	1
Asia Pacific	40	-	52	1
Latin America	51	1	35	1
Global Power Finance	259	1	51	-
Total	$696	$6	$553	$6

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

As of March 31, 2011 and December 31, 2010, there were no loans or finance leases on non-accrual status for the Dealer or Caterpillar Purchased Receivables portfolio segments.

UNAUDITED

The investment in customer loans and finance leases on non-accrual status was as follows:

(Millions of dollars)
	March 31, 2011	December 31, 2010
Customer
North America	$193	$217
Europe	84	89
Asia Pacific	32	31
Latin America	147	139
Global Power Finance	183	163
Total	$639	$639

Past due loans and finance leases were as follows:

(Millions of dollars)
	March 31, 2011
	31-60	61-90	91+	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$103	$60	$196	$359	$5,380	$5,739	$26
Europe	56	25	103	184	2,335	2,519	26
Asia Pacific	61	42	53	156	4,001	4,157	22
Latin America	38	20	134	192	2,249	2,441	1
Global Power Finance	21	42	60	123	2,895	3,018	12
Dealer
North America	-	-	-	-	2,419	2,419	-
Europe	-	-	-	-	337	337	-
Asia Pacific	-	-	-	-	343	343	-
Latin America	-	-	-	-	648	648	-
Global Power Finance	-	-	-	-	1	1	-
Caterpillar Purchased Receivables
North America	3	1	1	5	1,534	1,539	1
Europe	-	-	-	-	406	406	-
Asia Pacific	-	-	-	-	514	514	-
Latin America	12	-	-	12	362	374	-
Global Power Finance	-	-	1	1	58	59	1
Total	$294	$190	$548	$1,032	$23,482	$24,514	$89

UNAUDITED

(Millions of dollars)
	December 31, 2010
	31-60	61-90	91+	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$139	$44	$228	$411	$6,037	$6,448	$27
Europe	27	12	106	145	2,365	2,510	26
Asia Pacific	63	17	37	117	3,412	3,529	12
Latin America	44	16	144	204	2,222	2,426	1
Global Power Finance	18	17	54	89	2,978	3,067	25
Dealer
North America	-	-	-	-	1,993	1,993	-
Europe	-	-	-	-	344	344	-
Asia Pacific	-	-	-	-	296	296	-
Latin America	-	-	-	-	659	659	-
Global Power Finance	-	-	-	-	19	19	-
Caterpillar Purchased Receivables
North America	3	1	1	5	1,285	1,290	1
Europe	1	-	-	1	109	110	-
Asia Pacific	-	-	-	-	215	215	-
Latin America	-	-	-	-	173	173	-
Global Power Finance	3	-	-	3	24	27	-
Total	$298	$107	$570	$975	$22,131	$23,106	$92

UNAUDITED

Allowance for credit losses

In estimating the Allowance for credit losses, we review loans and finance leases that are past due, non-performing or in bankruptcy.

(Millions of dollars)
	March 31, 2011
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of period	$357	$5	$1	$363
Receivables written off	(54)	-	-	(54)
Recoveries on receivables previously written off	13	-	-	13
Provision for credit losses	52	1	2	55
Adjustment due to sale of receivables	-	-	-	-
Foreign currency translation adjustment	3	-	-	3
Balance at end of period	$371	$6	$3	$380

Individually evaluated for impairment	$82	$-	$-	$82
Collectively evaluated for impairment	289	6	3	298
Ending Balance	$371	$6	$3	$380

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$705	$-	$-	$705
Collectively evaluated for impairment	17,169	3,748	2,892	23,809
Ending Balance	$17,874	$3,748	$2,892	$24,514

UNAUDITED

(Millions of dollars)
Allowance for Credit Losses:	December 31, 2010
Balance at beginning of year	$377
Adjustment to adopt consolidation of variable-interest entities	18
Receivables written off	(288)
Recoveries on receivables previously written off	51
Provision for credit losses	205
Adjustment due to sale of receivables	-
Foreign currency translation adjustment	-
Balance at end of year	$363

	December 31, 2010
	Customer	Dealer	Caterpillar Purchased Receivables	Total
Individually evaluated for impairment	$79	$-	$-	$79
Collectively evaluated for impairment	278	5	1	284
Ending Balance	$357	$5	$1	$363

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$641	$-	$-	$641
Collectively evaluated for impairment	17,339	3,311	1,815	22,465
Ending Balance	$17,980	$3,311	$1,815	$23,106

Credit quality of finance receivables
The credit quality of finance receivables is reviewed on a monthly basis.  Credit quality indicators include performing and non-performing.  Non-performing is defined as finance receivables currently over 120 days past due and/or on non-accrual status or in bankruptcy.  Finance receivables not meeting the criteria listed above are considered performing.  Non-performing receivables have the highest probability for credit loss.  The allowance for credit losses attributable to non-performing receivables is based on the most probable source of repayment, which is normally the liquidation of collateral.  In determining collateral value, we estimate the current fair market value of the collateral and consider credit enhancements such as additional collateral and third-party guarantees.

UNAUDITED

The recorded investment of performing and non-performing finance receivables were as follows:

(Millions of dollars)
	March 31, 2011
	Customer	Dealer	Caterpillar Purchased Receivables	Total
Performing
North America	$5,546	$2,419	$1,539	$9,504
Europe	2,435	337	406	3,178
Asia Pacific	4,125	343	514	4,982
Latin America	2,294	648	374	3,316
Global Power Finance	2,835	1	59	2,895
Total Performing	$17,235	$3,748	$2,892	$23,875
Non-Performing
North America	$193	$-	$-	$193
Europe	84	-	-	84
Asia Pacific	32	-	-	32
Latin America	147	-	-	147
Global Power Finance	183	-	-	183
Total Non-Performing	$639	$-	$-	$639
Total Performing and Non-Performing
North America	$5,739	$2,419	$1,539	$9,697
Europe	2,519	337	406	3,262
Asia Pacific	4,157	343	514	5,014
Latin America	2,441	648	374	3,463
Global Power Finance	3,018	1	59	3,078
Total	$17,874	$3,748	$2,892	$24,514

UNAUDITED

(Millions of dollars)
	December 31, 2010
	Customer	Dealer	Caterpillar Purchased Receivables	Total
Performing
North America	$6,231	$1,993	$1,290	$9,514
Europe	2,421	344	110	2,875
Asia Pacific	3,498	296	215	4,009
Latin America	2,287	659	173	3,119
Global Power Finance	2,904	19	27	2,950
Total Performing	$17,341	$3,311	$1,815	$22,467
Non-Performing
North America	$217	$-	$-	$217
Europe	89	-	-	89
Asia Pacific	31	-	-	31
Latin America	139	-	-	139
Global Power Finance	163	-	-	163
Total Non-Performing	$639	$-	$-	$639
Total Performing and Non-Performing
North America	$6,448	$1,993	$1,290	$9,731
Europe	2,510	344	110	2,964
Asia Pacific	3,529	296	215	4,040
Latin America	2,426	659	173	3,258
Global Power Finance	3,067	19	27	3,113
Total	$17,980	$3,311	$1,815	$23,106

B.	Sales and Servicing of Finance Receivables

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

UNAUDITED

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

The restricted assets (Finance leases and installment sale contracts - Retail, Unearned income, Allowance for credit losses and Other assets) of the consolidated SPE totaled $117 million and $136 million at March 31, 2011 and December 31, 2010, respectively.  The liabilities (Accrued expenses and Current maturities of long-term debt) of the consolidated SPE totaled $48 million and $73 million at March 31, 2011 and December 31, 2010, respectively.

Other Managed Assets
We also sell individual leases and finance receivables to third parties with limited or no recourse to us to either reduce our concentration of credit risk related to certain customers or as an additional source of liquidity.  In accordance with accounting for transfers and servicing of financial assets, the transfers to the third parties are accounted for as sales. We maintain servicing responsibilities for these third-party assets, which totaled $222 million and $225 million as of March 31, 2011 and December 31, 2010, respectively.  Since we do not receive a servicing fee for these assets, a servicing liability is recorded.  As of March 31, 2011 and December 31, 2010, these liabilities were not significant.

C.	Purchases of trade receivables from Caterpillar entities

We purchase trade receivables from Caterpillar entities at a discount.  The discount is an estimate of the amount of financing revenue that would be earned at a market rate on these trade receivables over their expected life.  The discount is amortized into revenue on an effective yield basis over the life of the receivables and recognized as Wholesale finance revenue.  For the three months ended March 31, 2011 and 2010, amortized discounts for the trade receivables were $45 million and $27 million, respectively.  In the Consolidated Statements of Cash Flows, collection of the discount is included in investing activities as the receivables are collected.

5.	Fair Value Measurements

A.	Fair Value Measurements

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

UNAUDITED

Assets and liabilities measured on a recurring basis at fair value included in our Consolidated Statements of Financial Position as of March 31, 2011 and December 31, 2010 are summarized below:

(Millions of dollars)
	March 31, 2011
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Assets
Derivative financial instruments, net	$-	$152	$-	$152
Total Assets	$-	$152	$-	$152
Liabilities
Guarantees	$-	$-	$3	$3
Total Liabilities	$-	$-	$3	$3

	December 31, 2010
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Assets
Derivative financial instruments, net	$-	$189	$-	$189
Total Assets	$-	$189	$-	$189
Liabilities
Guarantees	$-	$-	$3	$3
Total Liabilities	$-	$-	$3	$3

Below are roll-forwards of assets and liabilities measured at fair value using Level 3 inputs for the three months ended March 31, 2011 and 2010.  These instruments were valued using pricing models that, in management’s judgment, reflect the assumptions a marketplace participant would use.

(Millions of dollars)	Guarantees
Balance as of December 31, 2010	$3
Issuance of guarantees	1
Expiration of guarantees	(1)
Balance as of March 31, 2011	$3

(Millions of dollars)	Securitized Retained Interests	Guarantees
Balance as of December 31, 2009	$102	$4
Adjustment to adopt consolidation of variable-interest entities	(102)	-
Issuance of guarantees	-	2
Balance as of March 31, 2010	$-	$6

UNAUDITED

In addition to the amounts above, we had impaired loans of $176 million and $171 million as of March 31, 2011 and December 31, 2010, respectively.  A loan is considered impaired when management determines that collection of contractual amounts due is not probable.  In these cases, an allowance for credit losses is established based primarily on the fair value of associated collateral.  As the collateral's fair value is based on observable market prices and/or current appraised values, the impaired loans are classified as Level 2 measurements.

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

Short-term borrowings – carrying amount approximated fair value.

Long-term debt – fair value on fixed and floating-rate debt was estimated based on quoted market prices.

Please refer to the table below for the fair values of our financial instruments.
(Millions of dollars)	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,143	$1,143	$1,676	$1,676
Foreign currency contracts:
In a receivable position	$8	$8	$6	$6
In a payable position	$(5)	$(5)	$(9)	$(9)
Finance receivables, net (excluding finance leases1)	$16,907	$16,879	$15,444	$15,311
Restricted cash and cash equivalents2	$81	$81	$91	$91
Short-term borrowings	$(5,218)	$(5,218)	$(3,852)	$(3,852)
Long-term debt	$(19,362)	$(20,188)	$(19,362)	$(20,364)
Interest rate swaps:
In a net receivable position	$170	$170	$211	$211
In a net payable position	$(21)	$(21)	$(19)	$(19)
Guarantees	$(3)	$(3)	$(3)	$(3)

1As of March 31, 2011 and December 31, 2010, represents finance leases with a net carrying value of $7,227 million and $7,299 million, respectively.
2 Included in Other assets in the Consolidated Statements of Financial Position.

UNAUDITED

6.	Segment Information

Our segment data is based on disclosure requirements of accounting guidance on segment reporting, which requires that financial information be reported on the basis that is used internally for measuring segment performance.  Internally, we report information for operating segments based on management responsibility.  Our operating segments offer primarily the same types of services within each of the respective segments.  The operating segments are as follows:

•	North America: We have offices in the United States and Canada that serve local dealers and customers. This segment also includes certain unallocated corporate headquarter expenses.
•
Asia-Pacific and Mining: This segment includes offices in Australia, New Zealand, China, Japan, South Korea and Southeast Asia that serve local dealers and customers and also includes large mining customers worldwide.  This segment also provides project financing in various countries.

•
Europe and Global Power Finance: This segment includes our offices that serve dealers and customers in Europe, Africa, Middle East and the Commonwealth of Independent States.  This segment also includes the Global Power Finance Division (GPF), which finances marine vessels with Caterpillar engines worldwide and also provides debt financing for Caterpillar electrical power generation, gas compression and co-generation systems, as well as non-Caterpillar equipment that is powered by these systems worldwide.

•	Latin America: We have offices in Brazil, Mexico and Chile that serve local dealers and customers in Central and South America.

Effective January 1, 2011, changes were made to the executive management responsibilities at Cat Financial in order to provide ongoing improvement to our business.  Prior year data has been reclassified to conform to the 2011 presentation.

Debt and other expenses are allocated from the North America segment to other segments based on their respective portfolios.  The related Interest expense is calculated based on the amount of allocated debt and the rates associated with that debt.  The Provision for credit losses included in each segment's profit is based on each segment's share of the Company's Allowance for credit losses.  Inter-segment revenues result from lending activities between segments and are based on the amount of the respective Inter-segment loans and the rates associated with those loans.

As noted above, the segment information is presented on a management-reporting basis.  Unlike financial reporting, there is no authoritative guidance for management reporting equivalent to U.S. GAAP.

UNAUDITED

Supplemental segment data for the three months ended March 31,
(Millions of dollars) 2011	North America	Europe and GPF	Latin America	Asia-Pacific and Mining	Total
External revenue	$259	$125	$77	$179	$640
Inter-segment revenue	7	-	-	-	7
Profit	16	27	13	27	83

2010	North America	Europe and GPF	Latin America	Asia-Pacific and Mining	Total
External revenue	$262	$130	$72	$167	$631
Inter-segment revenue	7	-	-	-	7
Profit (loss)	(13)	19	18	29	53

(Millions of dollars)	North America	Europe and GPF	Latin America	Asia-Pacific and Mining	Total
Assets as of March 31, 2011	$16,643	$7,522	$3,669	$6,224	$34,058

Assets as of December 31, 2010	$15,774	$7,434	$3,392	$5,799	$32,399

(Millions of dollars) Reconciliation of assets:	March 31, 2011	December 31, 2010
Assets from segments	$34,058	$32,399
Less: Investment in subsidiaries	(1,120)	(1,117)
Less: Inter-segment balances	(3,558)	(2,530)
Total	$29,380	$28,752

UNAUDITED

7.	Derivative Financial Instruments and Risk Management

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

All derivatives are recognized on the Consolidated Statements of Financial Position at their fair value.  On the date the derivative contract is entered into, we designate the derivative as (1) a hedge of the fair value of a recognized asset or liability (fair value hedge), (2) a hedge of a forecasted transaction or the cash flow variability associated with variable-rate debt (cash flow hedge) or (3) an undesignated instrument.  Changes in the fair value of a derivative that is qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged recognized asset or liability that is attributable to the hedged risk, are recorded in current earnings.  Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge are recorded in Accumulated other comprehensive income/(loss) (AOCI) until they are reclassified to earnings in the same period or periods during which the hedged transaction affects earnings.  Changes in the fair value of undesignated derivative instruments and the ineffective portion of designated derivative instruments are reported in current earnings.  Cash flows from designated derivative financial instruments are classified within the same category as the item being hedged on the Consolidated Statements of Cash Flows.  Cash flows from undesignated derivative financial instruments are included in the investing category on the Consolidated Statements of Cash Flows.

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

As of March 31, 2011, $8 million of deferred net losses, net of tax, included in equity, related to our floating-to-fixed interest rate swaps, are expected to be reclassified to Interest expense over the next twelve months.  The actual amount recorded in Interest expense will vary based on interest rates at the time the hedged transactions impact earnings.

We have, at certain times, liquidated fixed-to-floating and floating-to-fixed interest rate swaps that resulted in deferred net gains at the time of liquidation.  The deferred gains associated with these interest rate swaps are included in Long-term debt in the Consolidated Statements of Financial Position and are being amortized to Interest expense over the remaining term of the underlying hedged item.

The location and fair value of derivative instruments reported in the Consolidated Statements of Financial Position are as follows:

(Millions of dollars)
		Asset (Liability) Fair Value
	Consolidated Statements of Financial Position Location	March 31, 2011	December 31, 2010
Designated derivatives
Interest rate contracts	Other assets	$170	$211
Interest rate contracts	Accrued expenses	(21)	(18)
		$149	$193
Undesignated derivatives
Foreign exchange contracts	Other assets	$8	$6
Foreign exchange contracts	Accrued expenses	(5)	(9)
Interest rate contracts	Other assets	-	-
Interest rate contracts	Accrued expenses	-	(1)
		$3	$(4)

UNAUDITED

For the three months ended March 31, 2011 and 2010, the deferred gains (losses) recorded in AOCI on the Consolidated Statements of Changes in Stockholder’s Equity associated with our cash flow interest rate contract hedges are as follows:

(Millions of dollars)
Balance as of December 31, 2010, net of tax of $6	$(14)
Gains (losses) deferred during the year, net of tax of $-	-
(Gains) losses reclassified to earnings, net of tax of $1	5
Balance as of March 31, 2011, net of tax of $5	$(9)

(Millions of dollars)
Balance as of December 31, 2009, net of tax of $21	$(41)
Gains (losses) deferred during the year, net of tax of $2	(4)
(Gains) losses reclassified to earnings, net of tax of $6	11
Balance as of March 31, 2010, net of tax of $17	$(34)

The effect of derivatives designated as hedging instruments on the Consolidated Statements of Profit is as follows:

Fair Value Hedges
(Millions of dollars)
		Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts	Other income (expense)	$(53)	$52	$53	$(51)
		$(53)	$52	$53	$(51)

UNAUDITED

Cash Flow Hedges
(Millions of dollars)
		Three Months Ended March 31, 2011
	Classification of Gains (Losses)	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(6)	$-
Interest rate contracts	Other income (expense)	-	1
		$(6)	$1

		Three Months Ended March 31, 2010
	Classification of Gains (Losses)	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(17)	$-
Interest rate contracts	Other income (expense)	-	1
		$(17)	$1

The effect of derivatives not designated as hedging instruments on the Consolidated Statements of Profit is as follows:

Undesignated Derivatives
(Millions of dollars)
	Classification of Gains or (Losses)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Foreign exchange contracts	Other income (expense)	$-	$23
Interest rate contracts	Other income (expense)	-	1
		$-	$24

UNAUDITED

8.	Guarantees

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

No loss has been experienced or is anticipated under any of these guarantees.  At March 31, 2011 and December 31, 2010, the related liability was $3 million.  The maximum potential amount of future payments (undiscounted and without reduction for any amount that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees are as follows:

(Millions of dollars)	March 31, 2011	December 31, 2010
Customer guarantees	$138	$139
Limited indemnity	15	17
Total guarantees	$153	$156

We provide guarantees to repurchase certain loans of Caterpillar dealers from a special purpose corporation (SPC) that qualifies as a VIE.  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  We have a loan purchase agreement with the SPC that obligates us to purchase certain loans that are not paid at maturity.  We receive a fee for providing this guarantee, which provides a source of liquidity for the SPC.  We are the primary beneficiary of the SPC as our guarantees result in us having both the power to direct the activities that most significantly impact the SPC's economic performance and the obligation to absorb losses, and therefore we have consolidated the financial statements of the SPC.  As of March 31, 2011 and December 31, 2010, the SPC’s assets of $453 million and $365 million, respectively, are primarily comprised of loans to dealers, which are included in Retail notes receivable in the Consolidated Statements of Financial Position, and the SPC's liabilities of $453 million and $365 million, respectively, are primarily comprised of commercial paper, which is included in Short-term borrowings in the Consolidated Statements of Financial Position.  No loss has been experienced or is anticipated under this loan purchase agreement.  Our assets are not available to pay creditors of the SPC, except to the extent we may be obligated to perform under the guarantee, and assets of the SPC are not available to pay our creditors.

9.	Contingencies

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

The provision for income taxes in the first quarter of 2011 reflects an estimated annual effective tax rate of 26 percent compared to 22 percent in first quarter of 2010 and 19 percent for the full year of 2010.  The increase from the full-year 2010 effective tax rate is primarily due to expected changes in the geographic mix of pre-tax profits and the absence of $22 million of benefits included in the 2010 full-year effective tax rate related to prior years.

11.	Committed Credit Facility with Caterpillar

During January of 2011, we entered into a $2.0 billion committed credit facility with Caterpillar, which expires in February 2019.  Under this agreement, we receive a fee from Caterpillar based on amounts drawn under the credit facility and a commitment fee for the undrawn amounts under the credit facility.

12.	Subsequent Event

On April 1, 2011, we settled $250 million of floating rate notes due in 2014, $300 million of fixed rate notes due in 2014 and $450 million of fixed rate notes due in 2016.  The net proceeds will be used for general corporate purposes.

UNAUDITED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW:  FIRST QUARTER 2011 VS. FIRST QUARTER 2010
We reported first-quarter revenues of $640 million, an increase of $9 million, or 1 percent, compared with the first quarter of 2010.  First-quarter profit after tax was $83 million, a $30 million increase from the first quarter of 2010.

•
The increase in revenues was principally due to a $24 million favorable change from returned or repossessed equipment and a favorable impact from miscellaneous net revenue items.  These increases in revenues were partially offset by a $15 million unfavorable impact from lower earning assets (finance receivables and operating leases at constant interest rates) and a $14 million unfavorable impact from lower interest rates on new and existing finance receivables.

•
Profit before income taxes was $115 million for the first quarter of 2011, compared to $71 million for the first quarter of 2010.  The increase was principally due to a $24 million favorable change from returned or repossessed equipment, an $11 million favorable impact from higher net yield on average earning assets and a favorable impact from miscellaneous net revenue items.

•
The Provision for income taxes in the first quarter of 2011 reflects an estimated annual effective tax rate of 26 percent compared to 22 percent in first quarter of 2010 and 19 percent for the full year of 2010.  The increase from the full-year 2010 effective tax rate is primarily due to expected changes in the geographic mix of pre-tax profits and the absence of $22 million of benefits included in the 2010 full-year effective tax rate related to prior years.

•
New retail financing was $2.8 billion, an increase of $947 million, or 52 percent, from the first quarter of 2010.  The increase was primarily related to improvements in our North America and Asia-Pacific operating segments.

•
At the end of the first quarter of 2011, past dues were 3.94 percent, which increased slightly from 3.87 percent at the end of 2010.  The increase in past dues from year-end is primarily due to seasonality impacts.  At the end of the first quarter of 2010, past dues were 6.06 percent.  Write-offs, net of recoveries, were $41 million for the first quarter of 2011, down from $61 million in the fourth quarter of 2010 and $46 million in the first quarter of 2010.

•
As of March 31, 2011, our Allowance for credit losses totaled $380 million or 1.55 percent of net finance receivables, compared with $363 million or 1.57 percent of net finance receivables at year-end 2010.  The allowance for credit losses as of March 31, 2010 was $394 million, which was 1.74 percent of net finance receivables.

UNAUDITED

REVIEW OF CONSOLIDATED STATEMENTS OF PROFIT

THREE MONTHS ENDED MARCH 31, 2011 VS. THREE MONTHS ENDED MARCH 31, 2010

REVENUES
Retail and wholesale revenue for the first quarter of 2011 was $379 million, a decrease of $6 million from the same period in 2010.  The decrease was due to a $15 million unfavorable impact from lower interest rates on new and existing retail and wholesale receivables, partially offset by a $9 million favorable impact from higher average earning assets (finance receivables at constant interest rates).  The annualized average yield was 6.49 percent for the first quarter of 2011, compared to 6.73 percent for the first quarter of 2010.

Operating lease revenue for the first quarter of 2011 was $219 million, a decrease of $6 million from the same period in 2010.  The decrease was due to an $18 million unfavorable impact from lower average earning assets (operating leases at constant interest rates), partially offset by a $12 million favorable impact from higher interest rates on operating leases.

Other revenue, net, for first quarter of 2011 was $42 million, an increase of $21 million from the same period in 2010 primarily due to a $24 million favorable change from returned or repossessed equipment and a $10 million favorable impact from fees earned on the committed credit facility entered into during the first quarter of 2011 between Cat Financial and Caterpillar, partially offset by a $19 million decrease in Interest Income on Notes Receivable from Caterpillar.  Other revenue, net, items were as follows:

(Millions of dollars)	Three Months Ended March 31,
	2011	2010
Finance receivable and operating lease fees (including late charges)	$19	$14
Fees on credit facility with Caterpillar	10	-
Net gain/(loss) on returned or repossessed equipment	6	(18)
Interest income on Note Receivable from Caterpillar	3	22
Miscellaneous other revenue, net	3	3
Gain on sales of receivables	1	-
Total Other revenue, net	$42	$21

EXPENSES
Interest expense for the first quarter of 2011 was $204 million, a decrease of $30 million from the same period in 2010.  This decrease was primarily due to a decrease of 26 basis points in the average cost of borrowing to 3.57 percent for the first quarter of 2011, down from 3.83 percent for the first quarter of 2010, and the impact of a 6 percent decrease in average borrowings.

Depreciation expense on equipment leased to others was $171 million, down $5 million from the first quarter of 2010 due to a decrease in the average operating lease portfolio.

General, operating and administrative expenses were $90 million for the first quarter of 2011, compared to $85 million for the same period in 2010.  The increase was primarily due to an increase in the provision related to incentive pay.  There were 1,584 full-time employees as of March 31, 2011, compared to 1,543 as of March 31, 2010.

UNAUDITED

The Provision for credit losses was $55 million for the first quarter of 2011, up $1 million from the first quarter of 2010.  The increase was due to a $7 million increase in the provision expense related to finance receivables, partially offset by a $6 million decrease in the provision expense for miscellaneous receivables.  The Allowance for credit losses as of March 31, 2011 was 1.55 percent of finance receivables, net of unearned income, compared to 1.74 percent as of March 31, 2010.  See Note 4A of Notes to Consolidated Financial Statements for further discussion.

Other expenses were $6 million for the first quarter of 2011, compared to $11 million for the first quarter of 2010.  The decrease was primarily attributable to lower expenses related to repossessions.

Other income (expense) for the first quarter of 2011 was income of $1 million, compared to $0 for the first quarter of 2010.  Other income (expense) items were as follows:

(Millions of dollars)	Three Months Ended
	March 31,
	2011	2010
Other miscellaneous income	$3	$-

Currency exchange loss	(2)	(27)
Net gain on undesignated foreign exchange contracts (including forward points)	-	23
Net currency exchange loss	(2)	(4)

Net gain from interest rate derivatives	-	4
Total Other income (expense)	$1	$-

The Provision for income taxes was $29 million in the first quarter of 2011, reflecting an estimated annual effective tax rate of 26 percent compared to 22 percent in first quarter of 2010 and 19 percent for the full year of 2010.  The increase from the full-year 2010 effective tax rate is primarily due to expected changes in the geographic mix of pre-tax profits and the absence of $22 million of benefits included in the 2010 full-year effective tax rate related to prior years.

PROFIT
As a result of the performance discussed above, we had profit after tax of $83 million for the first quarter of 2011, up $30 million, or 57 percent, from the first quarter of 2010.

UNAUDITED

REVIEW OF CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

On January 1, 2010, we adopted the provisions of the new consolidation of variable-interest entities accounting guidance.  The adoption of this guidance resulted in the consolidation of qualifying special purpose entities related to our asset-backed securitization program, which had previously been off-balance sheet.

ASSETS
Total assets were $29.380 billion as of March 31, 2011, an increase of $628 million, or 2 percent, from December 31, 2010, principally due to an increase in net finance receivables, partially offset by a decrease in cash and cash equivalents.

New retail financing was $2.8 billion, an increase of $947 million, or 52 percent, from the first quarter of 2010.  The increase was primarily related to improvements in our North America and Asia-Pacific operating segments.

Total Off-Balance Sheet Managed Assets
We manage and service receivables and leases that have been transferred through securitization or sale.  These transactions provide a source of liquidity and allow us to mitigate the concentration of credit risk with certain customers.  These receivables and leases are not available to pay our creditors.

Off-balance sheet managed assets were as follows:

(Millions of dollars)	March 31,	December 31,
	2011	2010
Other Managed Assets
Retail finance leases	$118	$109
Retail installment sale contracts	64	73
Operating leases	33	36
Retail notes receivable	7	7
Total off-balance sheet managed assets	$222	$225

TOTAL PAST DUE FINANCE AND RENTS RECEIVABLES
At the end of the first quarter of 2011, past dues were 3.94 percent, which increased slightly from 3.87 percent at the end of 2010.  The increase in past dues from year-end is primarily due to seasonality impacts.  At the end of the first quarter of 2010, past dues were 6.06 percent.  Write-offs, net of recoveries, were $41 million for the first quarter of 2011, down from $61 million in the fourth quarter of 2010 and $46 million in the first quarter of 2010.

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

We experienced favorable liquidity conditions in all key global funding markets during the first quarter of 2011. Commercial Paper (CP) market liquidity and pricing continued to be favorable, with CP outstanding totaling $4.0 billion at quarter-end supported by the revolving credit facilities.  During the first quarter of 2011, we issued and settled $285 million in medium-term notes.  Throughout the first quarter of 2011, our CP, term debt issuance and year-to-date portfolio cash receipts have provided sufficient liquidity for operations.

In the event that we, or any of our debt securities, experiences a credit rating downgrade it would likely result in an increase in our borrowing costs and make access to certain credit markets more difficult.  While we expect continued growth in the global economy, in the event conditions deteriorate such that access to debt markets becomes unavailable, we would rely on cash flow from our existing portfolio, utilization of existing cash balances, access to our revolving credit facilities and our other credit line facilities and potential borrowings from Caterpillar.  In addition, Caterpillar maintains a support agreement with us, which requires Caterpillar to remain our sole owner and may, under certain circumstances, require Caterpillar to make payments to us should we fail to maintain certain financial ratios.

BORROWINGS
Borrowings consist primarily of short-term and medium-term notes, commercial paper, variable denomination floating rate demand notes and bank borrowings, the combination of which is used to manage interest rate risk and funding requirements.  We also utilize additional funding sources including securitizations of retail installment contracts and finance leases and wholesale receivable commercial paper conduits.

Total borrowings outstanding as of March 31, 2011 were $24.580 billion, an increase of $766 million over December 31, 2010, due to increasing portfolio balances.  Outstanding borrowings were as follows:

(Millions of dollars)	March 31, 2011	December 31, 2010
Medium-term notes, net of unamortized discount	$17,650	$17,681
Commercial paper, net of unamortized discount	4,016	2,710
Bank borrowings – long-term	1,664	1,603
Bank borrowings – short-term	580	479
Variable denomination floating rate demand notes	622	663
Secured borrowings	48	78
Notes payable to Caterpillar	-	600
Total outstanding borrowings	$24,580	$23,814

UNAUDITED

Medium-term notes
We issue medium-term unsecured notes through securities dealers or underwriters in the U.S., Canada, Europe, Australia, Japan, Hong Kong and Argentina to both retail and institutional investors.  These notes are offered in several currencies and with a variety of maturities.  These notes are senior unsecured obligations of the Company.  Medium-term notes outstanding as of March 31, 2011, mature as follows:

(Millions of dollars)
2011	$2,466
2012	4,355
2013	4,361
2014	1,904
2015	850
Thereafter	3,714
Total	$17,650

Medium-term notes issued and settled totaled $285 million and redeemed totaled $419 million for the three months ended March 31, 2011.

Commercial paper
We issue unsecured commercial paper in the U.S., Europe and other international capital markets.  These short-term promissory notes are issued on a discounted basis and are payable at maturity.

Revolving credit facilities
We have three global credit facilities with a syndicate of banks totaling $7.23 billion (Credit Facility) available in the aggregate to both Caterpillar and us to support our commercial paper programs in the event those programs become unavailable and for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of March 31, 2011 was $5.73 billion.

•	The 364-day facility of $3.52 billion expires in September 2011.

•	The five-year facility of $1.62 billion expires in September 2012.

•	The four-year facility of $2.09 billion expires in September 2014.

At March 31, 2011, Caterpillar’s consolidated net worth was $17.27 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined as the consolidated stockholder’s equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income/(loss).

At March 31, 2011, our covenant interest coverage ratio was 1.40 to 1.  This is above the 1.15 to 1 minimum ratio of (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended.

UNAUDITED

In addition, at March 31, 2011, our covenant leverage ratio was 7.12 to 1.  This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31 required by the Credit Facility.

In the event that either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the bank group may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings.  At March 31, 2011, there were no borrowings under the Credit Facility.

Bank borrowings
Credit lines with banks as of March 31, 2011 totaled $3.92 billion.  These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements.  The remaining available credit commitments may be withdrawn any time at the lenders' discretion.  As of March 31, 2011, we had $2.24 billion outstanding against these credit lines compared to $2.08 billion as of December 31, 2010, and were in compliance with all debt covenants under these credit lines.

Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction.  We do not hold reserves to fund the payment of the demand notes.  The notes are offered on a continuous basis by prospectus only.

Notes receivable from/payable to Caterpillar
Under our variable amount lending agreements and other notes receivable with Caterpillar, we may borrow up to $2.16 billion from Caterpillar, and Caterpillar may borrow up to $1.64 billion from us.  The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice.  We had notes receivable of $244 million outstanding under these agreements as of March 31, 2011, compared to notes payable of $600 million and notes receivable of $278 million as of December 31, 2010.

In addition, during the first quarter of 2011, we entered into a $2 billion committed credit facility with Caterpillar, which expires in February 2019.  We receive a fee from Caterpillar based on amounts drawn under the credit facility and a commitment fee for the undrawn amounts under the credit facility.  At March 31, 2011, there were no borrowings under this credit facility.

Secured borrowings
Secured borrowings primarily include the debt related to the asset-backed securitization entities, which were consolidated on January 1, 2010.

OFF-BALANCE SHEET ARRANGEMENTS
We lease all of our facilities.  In addition, we have guarantees with third parties of $153 million as of March 31, 2011.

CASH FLOWS
Operating cash flow was $276 million in the first quarter of 2011, compared with $156 million for the same period a year ago.  Net cash used for investing activities was $1.10 billion for the first quarter of 2011, compared to a source of cash of $474 million for the same period in 2010.  This change is primarily due to higher additions to finance receivables, partially offset by higher collections.  The increased activity is due to higher purchases of trade receivables from Caterpillar and subsequent collections of those receivables.  Net cash provided by financing activities was $263 million for the first quarter of 2011, compared to a use of cash of $1.32 billion in 2010, primarily related to higher funding requirements and lower dividends paid to Caterpillar, partially offset by the net impact of intercompany borrowings.

UNAUDITED

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements, in conformity with generally accepted accounting principles in the United States of America, requires management to make estimates and assumptions that affect reported amounts.  The most significant estimates include those related to the residual values for leased assets and for our allowance for credit losses.  Actual results may differ from these estimates.

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

The Allowance for credit losses attributable to specific accounts is based on the most probable source of repayment, which is normally the liquidation of collateral.  In determining collateral value, we estimate the current fair market value of the collateral and consider credit enhancements such as additional collateral and third-party guarantees. The Allowance for credit losses attributable to the remaining accounts is a general allowance based upon the risk in the portfolio primarily using probabilities of default and an estimate of associated losses.  In addition, qualitative factors not able to be fully captured in previous analysis including industry trends, macroeconomic factors and model imprecision are considered in the evaluation of the adequacy of the Allowance for credit losses.  These qualitative factors are subjective and require a degree of management judgment.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q may be considered "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995.  These statements may relate to future events or our future financial performance, which may involve known and unknown risks and uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by any forward-looking statements.  From time to time, we may also provide forward-looking statements in oral presentations to the public or in other materials we issue to the public.  Forward-looking statements give current expectations or forecasts of future events about the company.  You may identify these statements by the fact that they do not relate to historical or current facts and may use words such as "believes," "expects," "estimates," "anticipates," "will," "should," "plan," "project," "intend," "could" and similar words or phrases.  These statements are only predictions.  Actual events or results may differ materially due to factors that affect international businesses, including changes in economic conditions and challenges in the global financial and credit markets, and change in laws and regulations (including regulations implemented under the Dodd-Frank Wall Street Reform and Consumer Protection Act) and political stability, as well as factors specific to Cat Financial and the markets we serve, including the market’s acceptance of our products and services, the creditworthiness of our customers, interest rate and currency rate fluctuations and estimated residual values of leased equipment.  These risk factors may not be exhaustive.  We operate in a continually changing business environment and new risk factors emerge from time to time.  We cannot predict these new risk factors, nor can we assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements.  Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.  Moreover, we do not assume responsibility for the accuracy and completeness of those statements.  Forward-looking statements are qualified in their entirety by reference to the factors discussed under the captions "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K filed with the Securities and Exchange Commission (SEC) on February 22, 2011, and as supplemented in this Form 10-Q filing.  We do not undertake to update our forward-looking statements.

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

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2011, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

For a discussion of the risks and uncertainties that may affect our business, please see Part I. Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on February 22, 2011, for the year ended December 31, 2010.  There has been no material change in this information for the current quarter.

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

UNAUDITED

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

Caterpillar Financial Services Corporation
(Registrant)
Date: May 9, 2011	By: /s/ Steven R. Elsesser
Steven R. Elsesser, Controller

Date: May 9, 2011	By: /s/ Kent M. Adams
Kent M. Adams, President, Director and Chief Executive Officer