Form 10-Q
period 2011-06-30
CATERPILLAR FINANCIAL SERVICES CORP
filed 2011-08-04
CIK 764764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

Commission File No.    0-13295

CATERPILLAR FINANCIAL SERVICES CORPORATION
(Exact name of Registrant as specified in its charter)
Delaware	37-1105865
(State of incorporation)	(IRS Employer I.D. No.)

2120 West End Ave. Nashville, Tennessee	37203-0001
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (615) 341-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [✓]   No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [✓ ]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [    ]     Accelerated filer [     ]     Non-accelerated filer [ ✓ ]     Smaller reporting company [     ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [    ]   No [ ✓ ]

As of August 4, 2011, one share of common stock of the registrant was outstanding, which is owned by Caterpillar Inc.

The registrant is a wholly owned subsidiary of Caterpillar Inc. and meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced disclosure format.

UNAUDITED

PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
In addition to the accompanying unaudited consolidated financial statements for Caterpillar Financial Services Corporation (together with its subsidiaries, "Cat Financial," "the Company," "we," "us" or "our"), we suggest that you read our 2010 Annual Report on Form 10-K.  The Company files electronically with the Securities and Exchange Commission (SEC) required reports on Form 8-K, Form 10-Q and Form 10-K.  The public may read and copy any materials the Company has filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site (www.sec.gov) that contains reports, proxies and information statements and other information regarding issuers that file electronically with the SEC.  Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q and any amendments to these reports filed or furnished with the SEC are available free of charge through our Internet site (www.catfinancial.com) as soon as reasonably practicable after filing with the SEC.  Copies may also be obtained free of charge by writing to:  Legal Dept., Caterpillar Financial Services Corporation, 2120 West End Ave., Nashville, Tennessee 37203-0001.  In addition, the public may obtain more detailed information about our parent company, Caterpillar Inc. (together with its subsidiaries, "Caterpillar" or "Cat") by visiting its Internet site (www.cat.com).  None of the information contained at any time on our Internet site, Caterpillar’s Internet site or the SEC’s Internet site is incorporated by reference into this document.

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF PROFIT
(Unaudited)
(Dollars in Millions)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Retail finance	$326	$328	$640	$673
Operating lease	221	223	440	448
Wholesale finance	79	46	144	86
Other, net	49	51	91	72
Total revenues	675	648	1,315	1,279

Expenses:
Interest	209	234	413	468
Depreciation on equipment leased to others	176	173	347	349
General, operating and administrative	103	85	193	170
Provision for credit losses	31	51	86	105
Other	8	13	14	24
Total expenses	527	556	1,053	1,116

Other income (expense)	4	3	5	3

Profit before income taxes	152	95	267	166

Provision for income taxes	40	10	69	26

Profit of consolidated companies	112	85	198	140

Less: Profit attributable to noncontrolling interests	5	3	8	5

Profit 1	$107	$82	$190	$135

1 Profit attributable to Caterpillar Financial Services Corporation.

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED
Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in Millions, except share data)

	June 30,	December 31,
	2011	2010
Assets:
Cash and cash equivalents	$1,170	$1,676
Finance receivables
Retail notes receivable	9,060	8,352
Wholesale notes receivable	3,940	2,783
Finance leases and installment sale contracts - Retail	12,657	12,481
Finance leases and installment sale contracts - Wholesale	477	459
	26,134	24,075
Less: Unearned income	(991)	(969)
Less: Allowance for credit losses	(382)	(363)
Total net finance receivables	24,761	22,743

Notes receivable from Caterpillar	250	278
Equipment on operating leases,
less accumulated depreciation	2,673	2,711
Deferred and refundable income taxes	109	202
Other assets	974	1,142
Total assets	$29,937	$28,752

Liabilities and stockholder’s equity:
Payable to dealers and others	$170	$113
Payable to Caterpillar – other	64	54
Accrued expenses	233	295
Income taxes payable	75	90
Payable to Caterpillar - borrowings	-	600
Short-term borrowings	4,058	3,852
Current maturities of long-term debt	3,891	3,430
Long-term debt	17,013	15,932
Deferred income taxes and other liabilities	495	605
Total liabilities	25,999	24,971

Commitments and contingent liabilities (Notes 7 and 9)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid-in amount)	745	745
Additional paid-in capital	2	2
Retained earnings	2,624	2,734
Accumulated other comprehensive income	474	217
Noncontrolling interests	93	83
Total stockholder’s equity	3,938	3,781

Total liabilities and stockholder’s equity	$29,937	$28,752

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Unaudited)
(Dollars in Millions)
Six Months Ended June 30, 2010	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Noncontrolling interests	Total	Comprehensive income/(loss)
Balance at December 31, 2009	$745	$2	$3,062	$264	$70	$4,143
Adjustment to adopt consolidation of variable-interest entities	-	-	(6)	3	-	(3)
Balance at January 1, 2010	$745	$2	$3,056	$267	$70	$4,140
Profit of consolidated companies			135		5	140	$140
Dividend paid to Cat Inc.			(600)			(600)	-
Foreign currency translation,
net of tax of $153				(371)	1	(370)	(370)
Derivative financial instruments
Gains (losses) deferred,
net of tax of $1				(5)		(5)	(5)
(Gains) losses reclassified to earnings, net of tax of $11				21		21	21
Balance at June 30, 2010	$745	$2	$2,591	$(88)	$76	$3,326	$(214)

Six Months Ended June 30, 2011
Balance at December 31, 2010	$745	$2	$2,734	$217	$83	$3,781
Profit of consolidated companies			190		8	198	$198
Dividend paid to Cat Inc.			(300)			(300)	-
Foreign currency translation,
net of tax of $84				249	2	251	251
Derivative financial instruments
Gains (losses) deferred,
net of tax of $-				(1)		(1)	(1)
(Gains) losses reclassified to earnings, net of tax of $3				9		9	9
Balance at June 30, 2011	$745	$2	$2,624	$474	$93	$3,938	$457

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED
Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)
	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Profit of consolidated companies	$198	$140
Adjustments for non-cash items:
Depreciation and amortization	357	363
Amortization of receivables purchase discount	(102)	(60)
Provision for credit losses	86	105
Gain on sales of receivables	(2)	-
Other, net	(44)	(142)
Changes in assets and liabilities:
Receivables from others	13	17
Other receivables/payables with Caterpillar	-	(4)
Payable to dealers and others	16	18
Accrued interest payable	(35)	(28)
Accrued expenses and other liabilities, net	(53)	5
Income taxes payable	93	(52)
Payments on interest rate swaps	-	(1)
Net cash provided by operating activities	527	361

Cash flows from investing activities:
Expenditures for equipment on operating leases and for non-leased equipment	(519)	(387)
Proceeds from disposals of equipment	603	725
Additions to finance receivables	(22,361)	(11,689)
Collections of finance receivables	20,579	11,469
Proceeds from sales of receivables	104	5
Net change in variable lending to Caterpillar	55	(50)
Additions to other notes receivable with Caterpillar	(31)	(87)
Collections on other notes receivable with Caterpillar	6	333
Restricted cash and cash equivalents activity, net	80	30
Other, net	12	13
Net cash (used in) provided by investing activities	(1,472)	362

Cash flows from financing activities:
Net change in variable lending from Caterpillar	-	(26)
Proceeds from borrowings with Caterpillar	-	600
Payments on borrowings with Caterpillar	(600)	-
Proceeds from debt issued (original maturities greater than three months)	5,799	4,125
Payments on debt issued (original maturities greater than three months)	(4,638)	(5,523)
Short-term borrowings, net (original maturities three months or less)	105	(106)
Dividend paid to Caterpillar	(300)	(600)
Net cash provided by (used in) financing activities	366	(1,530)

Effect of exchange rate changes on cash and cash equivalents	73	(86)

(Decrease) in cash and cash equivalents	(506)	(893)
Cash and cash equivalents at beginning of year	1,676	2,536
Cash and cash equivalents at end of period	$1,170	$1,643

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

In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated profit for the three and six months ended June 30, 2011 and 2010, (b) the consolidated financial position as of June 30, 2011 and December 31, 2010, (c) the consolidated changes in stockholder's equity for the six months ended June 30, 2011 and 2010 and (d) the consolidated cash flows for the six months ended June 30, 2011 and 2010.  The preparation of financial statements, in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the SEC, requires management to make estimates and assumptions that affect the reported amounts.  The most significant estimates are the allowance for credit losses and residual values for leased assets.  Actual results may differ from these estimates.  Certain amounts for prior periods have been reclassified to conform to the current period presentation.

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

Comprehensive income/(loss) is comprised of Profit of consolidated companies, as well as adjustments for foreign currency translation and derivative instruments designated as cash flow hedges.  Total Comprehensive income/(loss) for the three months ended June 30, 2011 and 2010 was income of $194 million and a loss of $137 million, respectively.  Total Comprehensive income/(loss) for the six months ended June 30, 2011 and 2010 was income of $457 million and a loss of $214 million, respectively.

We consolidate all variable-interest entities (VIEs) where we are the primary beneficiary.  For VIEs, we assess whether we are the primary beneficiary as prescribed by the accounting guidance on the consolidation of VIEs.  The primary beneficiary of a VIE is the party that has the power to direct the activities that most significantly impact the performance of the entity and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entity.  We adopted the consolidation of variable-interest entities guidance issued in June 2009 effective January 1, 2010.  Please refer to Notes 4B and 7 for more information.

During the third quarter of 2010, management identified a clerical transposition in the preparation of the Consolidated Statements of Cash Flows for the first and second quarters of 2010.  The effect was an understatement of net cash provided by investing activities and an overstatement in net cash provided by operating activities of $28 million and $60 million, for the three months ended March 31, 2010 and six months ended June 30, 2010, respectively.  Management evaluated the impact and concluded the amounts were not material.  Management has revised the March 31, 2010 and June 30, 2010 Consolidated Statement of Cash Flows.

UNAUDITED

2.	Accumulated Other Comprehensive Income

Comprehensive income and its components are presented in the Consolidated Statements of Changes in Stockholder's Equity.  Accumulated other comprehensive income, net of tax, consisted of the following as of:

(Millions of dollars)
	June 30, 2011	June 30, 2010
Foreign currency translation	$480	$(63)
Derivative financial instruments	(6)	(25)
Total Accumulated other comprehensive income	$474	$(88)

3.	New Accounting Pronouncements

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

Consolidation of variable interest entities – In June 2009, the FASB issued accounting guidance on the consolidation of VIEs.  This new guidance revises previous guidance by eliminating the exemption for QSPEs, by establishing a new approach for determining who should consolidate a VIE and by changing when it is necessary to reassess who should consolidate a VIE.  We adopted this new guidance on January 1, 2010.  The adoption of this guidance resulted in the consolidation of QSPEs related to our asset-backed securitization program that were previously not recorded on our consolidated financial statements.  The restricted assets (Finance leases and installment sale contracts – Retail, Unearned income, Allowance for credit losses and Other assets) of the consolidated QSPEs totaled $324 million at January 1, 2010.  The liabilities (Accrued expenses, Current maturities of long-term debt and Long-term debt) of the consolidated QSPEs totaled $327 million at January 1, 2010.  See Note 4B for additional information.

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

Presentation of comprehensive income – In June 2011, the FASB issued accounting guidance on the presentation of comprehensive income.  The guidance provides two options for presenting net income and other comprehensive income.  The total of comprehensive income, the components of net income, and the components of other comprehensive income may be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  This guidance will be effective January 1, 2012 and we do not expect the adoption to have a material impact on our financial statements.

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

There were no impaired loans or finance leases as of June 30, 2011 and December 31, 2010, for the Dealer and Caterpillar Purchased Receivables portfolio segments.  The average recorded investment for impaired loans and finance leases for the Dealer and Caterpillar Purchased Receivables portfolio segments was $0 for the three and six months ended June 30, 2011.  The average recorded investment for impaired loans and finance leases for the three and six months ended June 30, 2010 was $0 for the Caterpillar Purchased Receivables portfolio segment and $31 million and $32 million, respectively, for the Dealer portfolio segment, all of which was in the Europe finance receivable class.

UNAUDITED

Individually impaired loans and finance leases for customers were as follows:

(Millions of dollars)
	As of June 30, 2011			As of December 31, 2010
Impaired Loans and Finance Leases With No Allowance Recorded(1)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Customer
North America	$114	$110	$-	$87	$87	$-
Europe	5	4	-	6	4	-
Asia Pacific	14	14	-	13	13	-
Latin America	12	12	-	3	3	-
Global Power Finance	202	202	-	174	174	-
Total	$347	$342	$-	$283	$281	$-

Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$140	$137	$29	$191	$185	$44
Europe	50	45	14	62	57	15
Asia Pacific	10	9	3	27	27	7
Latin America	47	47	11	44	43	9
Global Power Finance	123	123	26	34	33	4
Total	$370	$361	$83	$358	$345	$79

Total Impaired Loans and Finance Leases
Customer
North America	$254	$247	$29	$278	$272	$44
Europe	55	49	14	68	61	15
Asia Pacific	24	23	3	40	40	7
Latin America	59	59	11	47	46	9
Global Power Finance	325	325	26	208	207	4
Total	$717	$703	$83	$641	$626	$79

(1)There was no related allowance for credit losses due to sufficient collateral value.

UNAUDITED

(Millions of dollars)
	Three Months Ended June 30, 2011		Three Months Ended June 30, 2010
Impaired Loans and Finance Leases With No Allowance Recorded(1)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Customer
North America	$104	$1	$24	$-
Europe	5	-	6	-
Asia Pacific	14	-	7	-
Latin America	10	-	3	-
Global Power Finance	234	-	78	-
Total	$367	$1	$118	$-

Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$162	$2	$327	$4
Europe	53	-	94	1
Asia Pacific	18	1	48	1
Latin America	46	1	34	-
Global Power Finance	72	-	11	-
Total	$351	$4	$514	$6

Total Impaired Loans and Finance Leases
Customer
North America	$266	$3	$351	$4
Europe	58	-	100	1
Asia Pacific	32	1	55	1
Latin America	56	1	37	-
Global Power Finance	306	-	89	-
Total	$718	$5	$632	$6

(1)There was no related allowance for credit losses due to sufficient collateral value.

UNAUDITED

(Millions of dollars)
	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010
Impaired Loans and Finance Leases With No Allowance Recorded(1)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Customer
North America	$97	$2	$23	$-
Europe	6	-	7	-
Asia Pacific	13	-	8	-
Latin America	7	-	3	-
Global Power Finance	215	1	54	-
Total	$338	$3	$95	$-

Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$174	$4	$308	$7
Europe	57	1	94	2
Asia Pacific	21	1	44	2
Latin America	47	2	33	1
Global Power Finance	63	-	14	-
Total	$362	$8	$493	$12

Total Impaired Loans and Finance Leases
Customer
North America	$271	$6	$331	$7
Europe	63	1	101	2
Asia Pacific	34	1	52	2
Latin America	54	2	36	1
Global Power Finance	278	1	68	-
Total	$700	$11	$588	$12

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

As of June 30, 2011 and December 31, 2010, there were no loans or finance leases on non-accrual status for the Dealer or Caterpillar Purchased Receivables portfolio segments.

UNAUDITED

The investment in customer loans and finance leases on non-accrual status was as follows:

(Millions of dollars)
	June 30, 2011	December 31, 2010
Customer
North America	$184	$217
Europe	112	89
Asia Pacific	26	31
Latin America	134	139
Global Power Finance	252	163
Total	$708	$639

Past due loans and finance leases were as follows:

(Millions of dollars)
	June 30, 2011
	31-60	61-90	91+	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$94	$29	$182	$305	$5,425	$5,730	$20
Europe	47	23	132	202	2,300	2,502	28
Asia Pacific	54	23	52	129	4,260	4,389	27
Latin America	37	15	120	172	2,463	2,635	-
Global Power Finance	49	30	88	167	2,856	3,023	24
Dealer
North America	-	-	4	4	2,422	2,426	4
Europe	-	-	-	-	396	396	-
Asia Pacific	-	-	-	-	387	387	-
Latin America	-	-	-	-	646	646	-
Global Power Finance	-	-	-	-	-	-	-
Caterpillar Purchased Receivables
North America	15	5	5	25	1,624	1,649	5
Europe	1	-	-	1	442	443	-
Asia Pacific	1	-	-	1	435	436	-
Latin America	-	-	-	-	461	461	-
Global Power Finance	-	-	-	-	20	20	-
Total	$298	$125	$583	$1,006	$24,137	$25,143	$108

UNAUDITED

(Millions of dollars)
	December 31, 2010
	31-60	61-90	91+	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$139	$44	$228	$411	$6,037	$6,448	$27
Europe	27	12	106	145	2,365	2,510	26
Asia Pacific	63	17	37	117	3,412	3,529	12
Latin America	44	16	144	204	2,222	2,426	1
Global Power Finance	18	17	54	89	2,978	3,067	25
Dealer
North America	-	-	-	-	1,993	1,993	-
Europe	-	-	-	-	344	344	-
Asia Pacific	-	-	-	-	296	296	-
Latin America	-	-	-	-	659	659	-
Global Power Finance	-	-	-	-	19	19	-
Caterpillar Purchased Receivables
North America	3	1	1	5	1,285	1,290	1
Europe	1	-	-	1	109	110	-
Asia Pacific	-	-	-	-	215	215	-
Latin America	-	-	-	-	173	173	-
Global Power Finance	3	-	-	3	24	27	-
Total	$298	$107	$570	$975	$22,131	$23,106	$92

UNAUDITED

Allowance for credit losses

In estimating the Allowance for credit losses, we review loans and finance leases that are past due, non-performing or in bankruptcy.

(Millions of dollars)
	June 30, 2011
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$357	$5	$1	$363
Receivables written off	(97)	-	-	(97)
Recoveries on receivables previously written off	27	-	-	27
Provision for credit losses	81	1	2	84
Adjustment due to sale of receivables	(1)	-	-	(1)
Foreign currency translation adjustment	6	-	-	6
Balance at end of period	$373	$6	$3	$382

Individually evaluated for impairment	$83	$-	$-	$83
Collectively evaluated for impairment	290	6	3	299
Ending Balance	$373	$6	$3	$382

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$717	$-	$-	$717
Collectively evaluated for impairment	17,562	3,855	3,009	24,426
Ending Balance	$18,279	$3,855	$3,009	$25,143

UNAUDITED

(Millions of dollars)
Allowance for Credit Losses:	December 31, 2010
Balance at beginning of year	$377
Adjustment to adopt consolidation of variable-interest entities	18
Receivables written off	(288)
Recoveries on receivables previously written off	51
Provision for credit losses	205
Adjustment due to sale of receivables	-
Foreign currency translation adjustment	-
Balance at end of year	$363

	December 31, 2010
	Customer	Dealer	Caterpillar Purchased Receivables	Total
Individually evaluated for impairment	$79	$-	$-	$79
Collectively evaluated for impairment	278	5	1	284
Ending Balance	$357	$5	$1	$363

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$641	$-	$-	$641
Collectively evaluated for impairment	17,339	3,311	1,815	22,465
Ending Balance	$17,980	$3,311	$1,815	$23,106

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

UNAUDITED

The recorded investment in performing and non-performing finance receivables was as follows:

(Millions of dollars)
	June 30, 2011
	Customer	Dealer	Caterpillar Purchased Receivables	Total
Performing
North America	$5,546	$2,426	$1,649	$9,621
Europe	2,390	396	443	3,229
Asia Pacific	4,363	387	436	5,186
Latin America	2,501	646	461	3,608
Global Power Finance	2,771	-	20	2,791
Total Performing	$17,571	$3,855	$3,009	$24,435
Non-Performing
North America	$184	$-	$-	$184
Europe	112	-	-	112
Asia Pacific	26	-	-	26
Latin America	134	-	-	134
Global Power Finance	252	-	-	252
Total Non-Performing	$708	$-	$-	$708
Total Performing and Non-Performing
North America	$5,730	$2,426	$1,649	$9,805
Europe	2,502	396	443	3,341
Asia Pacific	4,389	387	436	5,212
Latin America	2,635	646	461	3,742
Global Power Finance	3,023	-	20	3,043
Total	$18,279	$3,855	$3,009	$25,143

UNAUDITED

(Millions of dollars)
	December 31, 2010
	Customer	Dealer	Caterpillar Purchased Receivables	Total
Performing
North America	$6,231	$1,993	$1,290	$9,514
Europe	2,421	344	110	2,875
Asia Pacific	3,498	296	215	4,009
Latin America	2,287	659	173	3,119
Global Power Finance	2,904	19	27	2,950
Total Performing	$17,341	$3,311	$1,815	$22,467
Non-Performing
North America	$217	$-	$-	$217
Europe	89	-	-	89
Asia Pacific	31	-	-	31
Latin America	139	-	-	139
Global Power Finance	163	-	-	163
Total Non-Performing	$639	$-	$-	$639
Total Performing and Non-Performing
North America	$6,448	$1,993	$1,290	$9,731
Europe	2,510	344	110	2,964
Asia Pacific	3,529	296	215	4,040
Latin America	2,426	659	173	3,258
Global Power Finance	3,067	19	27	3,113
Total	$17,980	$3,311	$1,815	$23,106

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

On April 25, 2011, we exercised a clean up call on our only outstanding asset-backed securitization transaction.  As a result, we had no assets or liabilities related to a consolidated SPE as of June 30, 2011.  The restricted assets (Finance leases and installment sale contracts - Retail, Unearned income, Allowance for credit losses and Other assets) of the consolidated SPE totaled $136 million at December 31, 2010.  The liabilities (Accrued expenses and Current maturities of long-term debt) of the consolidated SPE totaled $73 million at December 31, 2010.

Other Managed Assets
We also sell individual leases and finance receivables to third parties with limited or no recourse to us to either reduce our concentration of credit risk related to certain customers or as an additional source of liquidity.  In accordance with accounting for transfers and servicing of financial assets, the transfers to the third parties are accounted for as sales. We maintain servicing responsibilities for these third-party assets, which totaled $215 million and $225 million as of June 30, 2011 and December 31, 2010, respectively.  Since we do not receive a servicing fee for these assets, a servicing liability is recorded.  As of June 30, 2011 and December 31, 2010, these liabilities were not significant.

C.	Purchases of trade receivables from Caterpillar entities

We purchase trade receivables from Caterpillar entities at a discount.  The discount is an estimate of the amount of financing revenue that would be earned at a market rate on these trade receivables over their expected life.  The discount is amortized into revenue on an effective yield basis over the life of the receivables and recognized as Wholesale finance revenue.  Amortized discounts for the trade receivables were $57 million and $33 million for the three months ended June 30, 2011 and 2010, respectively, and $102 million and $60 million for the six months ended June 30, 2011 and 2010, respectively.  In the Consolidated Statements of Cash Flows, collection of the discount is included in investing activities as the receivables are collected.

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

As of June 30, 2011, $5 million of deferred net losses, net of tax, included in equity, related to our floating-to-fixed interest rate swaps, are expected to be reclassified to Interest expense over the next twelve months.  The actual amount recorded in Interest expense will vary based on interest rates at the time the hedged transactions impact earnings.

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

The location and fair value of derivative instruments reported in the Consolidated Statements of Financial Position are as follows:

(Millions of dollars)
		Asset (Liability) Fair Value
	Consolidated Statements of Financial Position Location	June 30, 2011	December 31, 2010
Designated derivatives
Interest rate contracts	Other assets	$203	$211
Interest rate contracts	Accrued expenses	(7)	(18)
		$196	$193
Undesignated derivatives
Foreign exchange contracts	Other assets	$5	$6
Foreign exchange contracts	Accrued expenses	(10)	(9)
Interest rate contracts	Other assets	-	-
Interest rate contracts	Accrued expenses	(1)	(1)
		$(6)	$(4)

For the six months ended June 30, 2011 and 2010, the deferred gains (losses) recorded in AOCI on the Consolidated Statements of Changes in Stockholder’s Equity associated with our cash flow interest rate contract hedges are as follows:

(Millions of dollars)
Balance as of December 31, 2010, net of tax of $6	$(14)
Gains (losses) deferred during the year, net of tax of $-	(1)
(Gains) losses reclassified to earnings, net of tax of $3	9
Balance as of June 30, 2011, net of tax of $3	$(6)

(Millions of dollars)
Balance as of December 31, 2009, net of tax of $21	$(41)
Gains (losses) deferred during the year, net of tax of $1	(5)
(Gains) losses reclassified to earnings, net of tax of $11	21
Balance as of June 30, 2010, net of tax of $11	$(25)

The effect of derivatives designated as hedging instruments on the Consolidated Statements of Profit is as follows:

Fair Value Hedges
(Millions of dollars)
		Three Months Ended June 30, 2011		Three Months Ended June 30, 2010
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts	Other income (expense)	$42	$(40)	$88	$(83)
		$42	$(40)	$88	$(83)

		Six Months Ended June 30, 2011		Six Months Ended June 30, 2010
Interest rate contracts	Other income (expense)	$(11)	$12	$141	$(134)
		$(11)	$12	$141	$(134)

UNAUDITED

Cash Flow Hedges
(Millions of dollars)

		Three Months Ended June 30, 2011
	Classification of Gains (Losses)	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(6)	$-
Interest rate contracts	Other income (expense)	-	-
		$(6)	$-

		Three Months Ended June 30, 2010
	Classification of Gains (Losses)	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(15)	$-
Interest rate contracts	Other income (expense)	-	-
		$(15)	$-

		Six Months Ended June 30, 2011
	Classification of Gains (Losses)	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(12)	$-
Interest rate contracts	Other income (expense)	-	1
		$(12)	$1

		Six Months Ended June 30, 2010
	Classification of Gains (Losses)	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(32)	$-
Interest rate contracts	Other income (expense)	-	1
		$(32)	$1

UNAUDITED

The effect of derivatives not designated as hedging instruments on the Consolidated Statements of Profit is as follows:

Undesignated Derivatives
(Millions of dollars)
	Classification of Gains or (Losses)	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
Foreign exchange contracts	Other income (expense)	$(2)	$(12)
Interest rate contracts	Other income (expense)	-	-
		$(2)	$(12)

	Classification of Gains or (Losses)	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Foreign exchange contracts	Other income (expense)	$(2)	$11
Interest rate contracts	Other income (expense)	-	1
		$(2)	$12

6.	Segment Information

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

Supplemental segment data for the three months ended June 30,
(Millions of dollars) 2011	North America	Europe and GPF	Latin America	Asia-Pacific and Mining	Total
External revenue	$259	$128	$89	$199	$675
Inter-segment revenue	8	-	-	-	8
Profit	26	19	21	41	107

2010	North America	Europe and GPF	Latin America	Asia-Pacific and Mining	Total
External revenue	$273	$126	$71	$178	$648
Inter-segment revenue	5	-	-	-	5
Profit	6	20	25	31	82

Supplemental segment data for the six months ended June 30,
(Millions of dollars) 2011	North America	Europe and GPF	Latin America	Asia-Pacific and Mining	Total
External revenue	$518	$253	$166	$378	$1,315
Inter-segment revenue	15	-	-	-	15
Profit	42	46	34	68	190

2010	North America	Europe and GPF	Latin America	Asia-Pacific and Mining	Total
External revenue	$535	$256	$143	$345	$1,279
Inter-segment revenue	12	-	-	-	12
Profit (loss)	(7)	39	43	60	135

(Millions of dollars)	North America	Europe and GPF	Latin America	Asia-Pacific and Mining	Total
Assets as of June 30, 2011	$16,564	$7,498	$3,960	$6,465	$34,487

Assets as of December 31, 2010	$15,774	$7,434	$3,392	$5,799	$32,399

UNAUDITED

(Millions of dollars) Reconciliation of assets:	June 30, 2011	December 31, 2010
Assets from segments	$34,487	$32,399
Less: Investment in subsidiaries	(1,111)	(1,117)
Less: Inter-segment balances	(3,439)	(2,530)
Total	$29,937	$28,752

7.	Guarantees

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

No loss has been experienced or is anticipated under any of these guarantees.  At June 30, 2011 and December 31, 2010, the related liability was $2 million and $3 million, respectively.  The maximum potential amount of future payments (undiscounted and without reduction for any amount that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees are as follows:

(Millions of dollars)	June 30, 2011	December 31, 2010
Customer guarantees	$129	$139
Limited indemnity	14	17
Total guarantees	$143	$156

We provide guarantees to repurchase certain loans of Caterpillar dealers from a special purpose corporation (SPC) that qualifies as a VIE.  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  We have a loan purchase agreement with the SPC that obligates us to purchase certain loans that are not paid at maturity.  We receive a fee for providing this guarantee, which provides a source of liquidity for the SPC.  We are the primary beneficiary of the SPC as our guarantees result in us having both the power to direct the activities that most significantly impact the SPC's economic performance and the obligation to absorb losses, and therefore we have consolidated the financial statements of the SPC.  As of June 30, 2011 and December 31, 2010, the SPC’s assets of $540 million and $365 million, respectively, are primarily comprised of loans to dealers, which are included in Retail notes receivable in the Consolidated Statements of Financial Position, and the SPC's liabilities of $540 million and $365 million, respectively, are primarily comprised of commercial paper, which is included in Short-term borrowings in the Consolidated Statements of Financial Position.  No loss has been experienced or is anticipated under this loan purchase agreement.  Our assets are not available to pay creditors of the SPC, except to the extent we may be obligated to perform under the guarantee, and assets of the SPC are not available to pay our creditors.

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

Assets and liabilities measured on a recurring basis at fair value included in our Consolidated Statements of Financial Position as of June 30, 2011 and December 31, 2010 are summarized below:

(Millions of dollars)
	June 30, 2011
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Assets
Derivative financial instruments, net	$-	$190	$-	$190
Total Assets	$-	$190	$-	$190
Liabilities
Guarantees	$-	$-	$2	$2
Total Liabilities	$-	$-	$2	$2

	December 31, 2010
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Assets
Derivative financial instruments, net	$-	$189	$-	$189
Total Assets	$-	$189	$-	$189
Liabilities
Guarantees	$-	$-	$3	$3
Total Liabilities	$-	$-	$3	$3

Below are roll-forwards of assets and liabilities measured at fair value using Level 3 inputs for the six months ended June 30, 2011 and 2010.  These instruments were valued using pricing models that, in management’s judgment, reflect the assumptions a marketplace participant would use.

(Millions of dollars)	Guarantees
Balance as of December 31, 2010	$3
Issuance of guarantees	1
Expiration of guarantees	(2)
Balance as of June 30, 2011	$2

(Millions of dollars)	Securitized Retained Interests	Guarantees
Balance as of December 31, 2009	$102	$4
Adjustment to adopt consolidation of variable-interest entities	(102)	-
Issuance of guarantees	-	4
Expiration of guarantees	-	(4)
Balance as of June 30, 2010	$-	$4

UNAUDITED

In addition to the amounts above, we had impaired loans of $213 million and $171 million as of June 30, 2011 and December 31, 2010, respectively.  A loan is considered impaired when management determines that collection of contractual amounts due is not probable.  In these cases, an allowance for credit losses is established based primarily on the fair value of associated collateral.  As the collateral's fair value is based on observable market prices and/or current appraised values, the impaired loans are classified as Level 2 measurements.

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

Short-term borrowings – carrying amount approximated fair value.

Long-term debt – fair value on fixed and floating-rate debt was estimated based on quoted market prices.

Please refer to the table below for the fair values of our financial instruments.
(Millions of dollars)	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,170	$1,170	$1,676	$1,676
Foreign currency contracts:
In a receivable position	$5	$5	$6	$6
In a payable position	$(10)	$(10)	$(9)	$(9)
Finance receivables, net (excluding finance leases1)	$17,116	$16,954	$15,444	$15,311
Restricted cash and cash equivalents2	$11	$11	$91	$91
Short-term borrowings	$(4,058)	$(4,058)	$(3,852)	$(3,852)
Long-term debt	$(20,904)	$(21,919)	$(19,362)	$(20,364)
Interest rate swaps:
In a net receivable position	$203	$203	$211	$211
In a net payable position	$(8)	$(8)	$(19)	$(19)
Guarantees	$(2)	$(2)	$(3)	$(3)

1As of June 30, 2011 and December 31, 2010, represents finance leases with a net carrying value of $7,645 million and $7,299 million, respectively.
2 Included in Other assets in the Consolidated Statements of Financial Position.

UNAUDITED

9.	Contingencies

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

The provision for income taxes for the three months and six months ended June 30, 2011 reflects an estimated annual effective tax rate of 26 percent compared to 22 percent for the first six months of 2010 and 19 percent for the full year of 2010. The increase from the full-year 2010 effective tax rate is primarily due to expected changes in the geographic mix of pre-tax profits and the absence of $22 million of benefits included in the 2010 full-year effective tax rate related to prior years. The 2011 estimated annual tax rate is expected to be less than the U.S. corporate tax rate of 35 percent primarily due to profits in tax jurisdictions with lower tax rates.

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

UNAUDITED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW:  SECOND QUARTER 2011 VS. SECOND QUARTER 2010
We reported second-quarter revenues of $675 million, an increase of $27 million, or 4 percent, compared with the second quarter of 2010.  Second-quarter profit after tax was $107 million, a $25 million, or 30 percent, increase from the second quarter of 2010.

•
The increase in revenues was principally due to a $28 million favorable impact from higher earning assets (finance receivables and operating leases at constant interest rates) and a favorable impact from miscellaneous net revenue items, partially offset by a $21 million unfavorable impact from lower interest rates on new and existing finance receivables.

•
Profit before income taxes was $152 million for the second quarter of 2011, compared to $95 million for the second quarter of 2010.  The increase was principally due to a $21 million favorable impact from higher net yield on average earning assets, a $20 million decrease in the provision expense and a favorable impact from miscellaneous net revenue items.  These increases were partially offset by an $18 million increase in general, operating and administrative expense.

•
The provision for income taxes in the second quarter of 2011 reflects an estimated annual effective tax rate of 26 percent compared to 22 percent in the second quarter of 2010.  The 2010 second-quarter tax rate was reduced by a benefit of $10 million related to prior years.  The 2011 estimated annual tax rate is expected to be less than the U.S. corporate tax rate of 35 percent primarily due to profits in tax jurisdictions with lower tax rates.

•
New retail financing was $2.9 billion, an increase of $451 million, or 18 percent, from the second quarter of 2010.  The increase was primarily related to improvements in our Asia-Pacific and Mining and Latin America operating segments.

•
At the end of the second quarter of 2011, past dues were 3.73 percent, a decrease from 3.94 percent at the end of the first quarter of 2011, 3.87 percent at the end of 2010 and 5.33 percent at the end of the second quarter of 2010.  The decrease in past dues reflects the continued improvement in the global economy.  Write-offs, net of recoveries, were $29 million for the second quarter of 2011, down from $52 million in the second quarter of 2010.

•
As of June 30, 2011, our allowance for credit losses totaled $382 million or 1.52 percent of net finance receivables, compared with $363 million or 1.57 percent of net finance receivables at year-end 2010.  The allowance for credit losses as of June 30, 2010, was $383 million, which was 1.70 percent of net finance receivables.

UNAUDITED

REVIEW OF CONSOLIDATED STATEMENTS OF PROFIT

THREE MONTHS ENDED JUNE 30, 2011 VS. THREE MONTHS ENDED JUNE 30, 2010

REVENUES
Retail and wholesale revenue for the second quarter of 2011 was $405 million, an increase of $31 million from the same period in 2010.  The increase was due to a $34 million favorable impact from higher average earning assets (finance receivables at constant interest rates), partially offset by a $3 million unfavorable impact from lower interest rates on new and existing retail and wholesale receivables.  The annualized average yield was 6.53 percent for the second quarter of 2011, compared to 6.61 percent for the second quarter of 2010.

Operating lease revenue for the second quarter of 2011 was $221 million, a decrease of $2 million from the same period in 2010.  The decrease was due to a $6 million unfavorable impact from lower average earning assets (operating leases at constant interest rates), partially offset by a $4 million favorable impact from higher interest rates on operating leases.

Other revenue, net, for second quarter of 2011 was $49 million, a decrease of $2 million from the same period in 2010, primarily due to a $21 million decrease in Interest income on Notes Receivable from Caterpillar, partially offset by a $10 million favorable impact from fees earned on the committed credit facility entered into during 2011 with Caterpillar and a $7 million increase in miscellaneous other revenue, net.  Other revenue, net, items were as follows:

(Millions of dollars)	Three Months Ended June 30,
	2011	2010
Finance receivable and operating lease fees (including late charges)	$14	$18
Net gain on returned or repossessed equipment	11	5
Miscellaneous other revenue, net	10	3
Fees on credit facility with Caterpillar	10	-
Interest income on Note Receivable from Caterpillar	3	24
Gain on sales of receivables	1	-
Service fee income on sold receivables	-	1
Total Other revenue, net	$49	$51

EXPENSES
Interest expense for the second quarter of 2011 was $209 million, a decrease of $25 million from the same period in 2010.  This decrease was primarily due to a decrease of 34 basis points in the average cost of borrowing to 3.46 percent for the second quarter of 2011, down from 3.80 percent for the second quarter of 2010, and the impact of a 2 percent decrease in average borrowings.

Depreciation expense on equipment leased to others was $176 million, up $3 million from the second quarter of 2010.

General, operating and administrative expenses were $103 million for the second quarter of 2011, compared to $85 million for the same period in 2010.  The increase was due to increases in labor costs and other operating expenses.  There were 1,620 full-time employees as of June 30, 2011, compared to 1,544 as of June 30, 2010.

UNAUDITED

The Provision for credit losses was $31 million for the second quarter of 2011, down $20 million from the second quarter of 2010, primarily due to improved portfolio health.  The Allowance for credit losses as of June 30, 2011 was 1.52 percent of finance receivables, net of unearned income, compared to 1.70 percent as of June 30, 2010.  See Note 4A of Notes to Consolidated Financial Statements for further discussion.

Other expenses were $8 million for the second quarter of 2011, compared to $13 million for the second quarter of 2010.  The decrease was primarily attributable to lower expenses related to repossessions.

Other income (expense) for the second quarter of 2011 was $4 million, compared to $3 million for the second quarter of 2010.  Other income (expense) items were as follows:

(Millions of dollars)	Three Months Ended
	June 30,
	2011	2010
Currency exchange gain	$4	$10
Net loss on undesignated foreign exchange contracts (including forward points)	(2)	(12)
Net currency exchange gain/(loss)	2	(2)

Net gain from interest rate derivatives	2	5
Total Other income (expense)	$4	$3

The Provision for income taxes was $40 million in the second quarter of 2011, reflecting an estimated annual effective tax rate of 26 percent compared to 22 percent in the second quarter of 2010 and 19 percent for the full year of 2010.  The increase from the full-year 2010 effective tax rate is primarily due to expected changes in the geographic mix of pre-tax profits and the absence of $22 million of benefits included in the 2010 full-year effective tax rate related to prior years. The 2011 estimated annual tax rate is expected to be less than the U.S. corporate tax rate of 35 percent primarily due to profits in tax jurisdictions with lower tax rates.

PROFIT
As a result of the performance discussed above, profit after tax was $107 million for the second quarter of 2011, up $25 million, or 30 percent, from the second quarter of 2010.

UNAUDITED

SIX MONTHS ENDED JUNE 30, 2011 VS. SIX MONTHS ENDED JUNE 30, 2010

REVENUES
Retail and wholesale revenue for the first six months of 2011 was $784 million, an increase of $25 million from the same period in 2010.  The increase was due to a $43 million favorable impact from higher earning assets (finance receivables at constant interest rates), partially offset by an $18 million unfavorable impact from lower interest rates on new and existing retail and wholesale receivables.  The annualized average yield was 6.51 percent for the first six months of 2011, compared to 6.67 percent for the same period in 2010.

Operating lease revenue for the first six months of 2011 was $440 million, or $8 million lower than the same period in 2010.  The decrease in operating lease revenue was due to a $24 million unfavorable impact from lower average earning assets (operating leases at constant interest rates), partially offset by a $16 million favorable impact from higher interest rates on operating leases.

Other revenue, net, for the first six months of 2011 was $91 million, an increase of $19 million from the same period in 2010, primarily due to a $30 million favorable change from returned or repossessed equipment, a $20 million favorable impact from fees earned on the committed credit facility entered into during 2011 with Caterpillar and a $7 million increase in miscellaneous other revenue, net, partially offset by a $40 million decrease in Interest income on Notes Receivable from Caterpillar.  Other revenue, net, items were as follows:

(Millions of dollars)	Six Months Ended June 30,
	2011	2010
Finance receivable and operating lease fees (including late charges)	$33	$32
Fees on credit facility with Caterpillar	20	-
Net gain/(loss) on returned or repossessed equipment	17	(13)
Miscellaneous other revenue, net	13	6
Interest income on Note Receivable from Caterpillar	6	46
Gain on sales of receivables	2	-
Service fee income on sold receivables	-	1
Total other revenues, net	$91	$72

EXPENSES
Interest expense for the first six months of 2011 was $413 million, a decrease of $55 million from the same period in 2010.  This decrease was primarily due to a reduction of 30 basis points in the average cost of borrowing to 3.51 percent for the six months of 2011, down from 3.81 percent for the first six months of 2010, and the impact of a 4 percent decrease in average borrowings.

Depreciation expense on equipment leased to others was $347 million, down $2 million over the first six months of 2010.

General, operating and administrative expenses were $193 million for the first six months of 2011, compared to $170 million for the same period in 2010.  The increase was due to increases in labor costs and other operating expenses.  There were 1,620 full-time employees as of June 30, 2011, compared to 1,544 as of June 30, 2010.

The Provision for credit losses was $86 million for the first six months of 2011, down $19 million from the first six months of 2010, due to an $11 million decrease in the provision expense related to finance receivables as a result of improved portfolio health, partially offset by the impact of portfolio growth and an $8 million decrease in the provision expense for miscellaneous receivables.  The Allowance for credit losses as of June 30, 2011 was 1.52 percent of finance receivables, net of unearned income, compared to 1.70 percent as of June 30, 2010.  See Note 4A of Notes to Consolidated Financial Statements for further discussion.

Other expenses were $14 million for the first six months of 2011, compared to $24 million for the same period in 2010.  The decrease was primarily attributable to lower expenses related to repossessions.

Other income (expense) for the first six months of 2011 was $5 million, compared to $3 million from the same period in 2010.  Other income (expense) items were as follows:

(Millions of dollars)	Six Months Ended
	June 30,
	2011	2010
Other miscellaneous income	$3	$-
Net gain from interest rate derivatives	2	9

Currency exchange gain/(loss)	2	(17)
Net gain/(loss) on undesignated foreign exchange contracts (including forward points)	(2)	11
Net currency exchange loss	-	(6)

Total Other income (expense)	$5	$3

The Provision for income taxes was $69 million for the first six months of 2011, reflecting an estimated annual effective tax rate of 26 percent compared to 22 percent in the second quarter of 2010 and 19 percent for the full year of 2010.  The increase from the full-year 2010 effective tax rate is primarily due to expected changes in the geographic mix of pre-tax profits and the absence of $22 million of benefits included in the 2010 full-year effective tax rate related to prior years. The 2011 estimated annual tax rate is expected to be less than the U.S. corporate tax rate of 35 percent primarily due to profits in tax jurisdictions with lower tax rates.

PROFIT
As a result of the performance discussed above, profit was $190 million for the first six months of 2011, up $55 million, or 41 percent, from the first six months of 2010.

REVIEW OF CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

ASSETS
Total assets were $29.937 billion as of June 30, 2011, an increase of $1.185 billion, or 4 percent, from December 31, 2010, principally due to an increase in net finance receivables, partially offset by a decrease in cash and cash equivalents.

During the six months ended June 30, 2011, new retail financing was $5.7 billion, an increase of $1.4 billion, or 33 percent, from the same period in 2010.  The increase was primarily related to improvements in our Asia-Pacific and Mining and North America operating segments.

UNAUDITED

Total Off-Balance Sheet Managed Assets
We manage and service receivables and leases that have been transferred through securitization or sale.  These transactions provide a source of liquidity and allow us to mitigate the concentration of credit risk with certain customers.  These receivables and leases are not available to pay our creditors.

Off-balance sheet managed assets were as follows:

(Millions of dollars)	June 30,	December 31,
	2011	2010
Other Managed Assets
Retail finance leases	$131	$109
Retail installment sale contracts	54	73
Operating leases	23	36
Retail notes receivable	7	7
Total off-balance sheet managed assets	$215	$225

TOTAL PAST DUE FINANCE AND RENTS RECEIVABLES
At the end of the second quarter of 2011, past dues were 3.73 percent, a decrease from 3.94 percent at the end of the first quarter of 2011, 3.87 percent at the end of 2010 and 5.33 percent at the end of the second quarter of 2010.  The decrease in past dues reflects the continued improvement in the global economy.  Write-offs, net of recoveries, were $29 million for the second quarter of 2011, down from $52 million in the second quarter of 2010.

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

We continued to experience favorable liquidity conditions and market access across all key global funding markets during the second quarter of 2011.  Commercial Paper (CP) market liquidity and pricing continued to be very favorable, with $2.9 billion in CP balances outstanding at quarter-end supported by a $5.73 billion revolving credit facility. During the second quarter of 2011, we issued term debt in four global markets, including $966 million in the U.S., EUR 690 million in Eurozone, MXN 850 million in Mexico and AUD 130 million in Australia.  To maintain a strong liquidity position, we held cash balances at the end of the second quarter of 2011 totaling $1.2 billion.

In the event that we, or any of our debt securities, experiences a credit rating downgrade it would likely result in an increase in our borrowing costs and make access to certain credit markets more difficult.  While we expect continued growth in the global economy, in the event conditions deteriorate such that access to debt markets becomes unavailable, we would rely on cash flow from our existing portfolio, utilization of existing cash balances, access to our revolving credit facilities and our other credit facilities and potential borrowings from Caterpillar.  In addition, Caterpillar maintains a support agreement with us, which requires Caterpillar to remain our sole owner and may, under certain circumstances, require Caterpillar to make payments to us should we fail to maintain certain financial ratios.

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

Total borrowings outstanding as of June 30, 2011 were $24.962 billion, an increase of $1.148 billion over December 31, 2010, due to increasing portfolio balances.  Outstanding borrowings were as follows:

(Millions of dollars)	June 30, 2011	December 31, 2010
Medium-term notes, net of unamortized discount	$19,114	$17,681
Commercial paper, net of unamortized discount	2,902	2,710
Bank borrowings – long-term	1,790	1,603
Bank borrowings – short-term	568	479
Variable denomination floating rate demand notes	588	663
Secured borrowings	-	78
Notes payable to Caterpillar	-	600
Total outstanding borrowings	$24,962	$23,814

UNAUDITED

Medium-term notes
We issue medium-term unsecured notes through securities dealers or underwriters in the U.S., Canada, Europe, Mexico, Australia, Japan, Hong Kong, and Argentina to both retail and institutional investors.  These notes are offered in several currencies and with a variety of maturities.  These notes are senior unsecured obligations of the Company.  Medium-term notes outstanding as of June 30, 2011, mature as follows:

(Millions of dollars)
2011	$779
2012	4,469
2013	4,806
2014	4,088
2015	868
Thereafter	4,104
Total	$19,114

Medium-term notes issued totaled $3.458 billion and redeemed totaled $2.271 billion for the six months ended June 30, 2011.

Commercial paper
We issue unsecured commercial paper in the U.S., Europe and other international capital markets.  These short-term promissory notes are issued on a discounted basis and are payable at maturity.

Revolving credit facilities
We have three global credit facilities with a syndicate of banks totaling $7.23 billion (Credit Facility) available in the aggregate to both Caterpillar and us to support our commercial paper programs in the event those programs become unavailable and for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of June 30, 2011 was $5.73 billion.

•	The 364-day facility of $3.52 billion expires in September 2011.

•	The five-year facility of $1.62 billion expires in September 2012.

•	The four-year facility of $2.09 billion expires in September 2014.

At June 30, 2011, Caterpillar’s consolidated net worth was $17.94 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined as the consolidated stockholder’s equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income/(loss).

At June 30, 2011, our covenant interest coverage ratio was 1.49 to 1.  This is above the 1.15 to 1 minimum ratio of (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended.

UNAUDITED

In addition, at June 30, 2011, our covenant leverage ratio was 7.41 to 1.  This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31 required by the Credit Facility.

In the event that either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the bank group may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings.  At June 30, 2011, there were no borrowings under the Credit Facility.

Bank borrowings
Credit lines with banks as of June 30, 2011 totaled $4.02 billion.  These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements.  The remaining available credit commitments may be withdrawn any time at the lenders' discretion.  As of June 30, 2011, we had $2.36 billion outstanding against these credit lines compared to $2.08 billion as of December 31, 2010, and were in compliance with all debt covenants under these credit lines.

Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction.  We do not hold reserves to fund the payment of the demand notes.  The notes are offered on a continuous basis by prospectus only.

Notes receivable from/payable to Caterpillar
Under our variable amount lending agreements and other notes receivable with Caterpillar, we may borrow up to $2.17 billion from Caterpillar, and Caterpillar may borrow up to $1.65 billion from us.  The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice.  We had notes receivable of $250 million outstanding under these agreements as of June 30, 2011, compared to notes payable of $600 million and notes receivable of $278 million as of December 31, 2010.

In addition, during the first quarter of 2011, we entered into a $2 billion committed credit facility with Caterpillar, which expires in February 2019.  We receive a fee from Caterpillar based on amounts drawn under the credit facility and a commitment fee for the undrawn amounts under the credit facility.  At June 30, 2011, there were no borrowings under this credit facility.

Secured borrowings
Secured borrowings primarily include the debt related to the asset-backed securitization entities, which were consolidated on January 1, 2010.

OFF-BALANCE SHEET ARRANGEMENTS
We lease all of our facilities.  In addition, we have guarantees with third parties of $143 million as of June 30, 2011.

CASH FLOWS
Operating cash flow was $527 million in the first six months of 2011, compared with $361 million for the same period a year ago.  Net cash used for investing activities was $1.47 billion for the first half of 2011, compared to a source of cash of $362 million for the same period in 2010.  This change is primarily due to higher additions to finance receivables, partially offset by higher collections.  The increased activity is primarily due to higher purchases of trade receivables from Caterpillar and subsequent collections of those receivables.  Net cash provided by financing activities was $366 million for the first half of 2011, compared to a use of cash of $1.53 billion for the same period in 2010, primarily related to higher funding requirements and lower dividends paid to Caterpillar, partially offset by the net impact of intercompany borrowings.

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

UNAUDITED

While management believes it has exercised prudent judgment and applied reasonable assumptions, there can be no assurance that in the future, changes in economic conditions or other factors would not cause changes in the financial health of our customers.  If the financial health of our customers deteriorates, the timing and level of payments received could be impacted and therefore, could result in a change to our estimated losses.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q may be considered "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995.  These statements may relate to future events or our future financial performance, which may involve known and unknown risks and uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by any forward-looking statements.  From time to time, we may also provide forward-looking statements in oral presentations to the public or in other materials we issue to the public.  Forward-looking statements give current expectations or forecasts of future events about the company.  You may identify these statements by the fact that they do not relate to historical or current facts and may use words such as "believes," "expects," "estimates," "anticipates," "will," "should," "plan," "project," "intend," "could" and similar words or phrases.  These statements are only predictions.  Actual events or results may differ materially due to factors that affect international businesses, including changes in economic conditions and challenges in the global financial and credit markets, and change in laws and regulations (including regulations implemented under the Dodd-Frank Wall Street Reform and Consumer Protection Act) and political stability, as well as factors specific to Cat Financial and the markets we serve, including the market’s acceptance of our products and services, the creditworthiness of our customers, interest rate and currency rate fluctuations and estimated residual values of leased equipment.  These risk factors may not be exhaustive.  We operate in a continually changing business environment and new risk factors emerge from time to time.  We cannot predict these new risk factors, nor can we assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements.  Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.  Moreover, we do not assume responsibility for the accuracy and completeness of those statements.  Forward-looking statements are qualified in their entirety by reference to the factors discussed under the captions "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K filed with the Securities and Exchange Commission (SEC) on February 22, 2011, as supplemented in our Form 10-Q filing with the SEC on May 9, 2011 and in this Form 10-Q filing.  We do not undertake to update our forward-looking statements.

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

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

For a discussion of risks and uncertainties that may affect our business, please see Part I. Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on February 22, 2011, for the year ended December 31, 2010.  There has been no material change in this information for the current quarter.

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

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

UNAUDITED

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Caterpillar Financial Services Corporation
(Registrant)
Date: August 4, 2011	By: /s/ Steven R. Elsesser
Steven R. Elsesser, Controller

Date: August 4, 2011	By: /s/ Kent M. Adams
Kent M. Adams, President, Director and Chief Executive Officer