Form 10-Q
period 2011-09-30
CATERPILLAR FINANCIAL SERVICES CORP
filed 2011-11-04
CIK 764764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

Commission File No.   001-11241

CATERPILLAR FINANCIAL SERVICES CORPORATION
(Exact name of Registrant as specified in its charter)
Delaware	37-1105865
(State of incorporation)	(IRS Employer I.D. No.)

2120 West End Ave. Nashville, Tennessee	37203-0001
(Address of principal executive offices)	(Zip Code)
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
Yes [    ]   No [ ✓ ]

As of November 4, 2011, one share of common stock of the registrant was outstanding, which is owned by Caterpillar Inc.

The registrant is a wholly owned subsidiary of Caterpillar Inc. and meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced disclosure format.

UNAUDITED

PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
In addition to the accompanying unaudited consolidated financial statements for Caterpillar Financial Services Corporation (together with its subsidiaries, "Cat Financial," "the Company," "we," "us" or "our"), we suggest that you read our 2010 Annual Report on Form 10-K.  The Company files electronically with the Securities and Exchange Commission (SEC) required reports on Form 8-K, Form 10-Q and Form 10-K.  The public may read and copy any materials the Company has filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site (www.sec.gov) that contains reports, proxies and information statements and other information regarding issuers that file electronically with the SEC.  Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q and any amendments to these reports filed or furnished with the SEC are available free of charge through our Internet site (www.catfinancial.com) as soon as reasonably practicable after filing with the SEC.  Copies may also be obtained free of charge by writing to:  Legal Dept., Caterpillar Financial Services Corporation, 2120 West End Ave., Nashville, Tennessee 37203-0001.  In addition, the public may obtain more detailed information about our parent company, Caterpillar Inc. (together with its subsidiaries, "Caterpillar" or "Cat") by visiting its Internet site (www.caterpillar.com).  None of the information contained at any time on our Internet site, Caterpillar’s Internet site or the SEC’s Internet site is incorporated by reference into this document.

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF PROFIT
(Unaudited)
(Dollars in Millions)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Retail finance	$326	$324	$966	$997
Operating lease	218	218	658	666
Wholesale finance	77	55	221	141
Other, net	47	43	138	115
Total revenues	668	640	1,983	1,919

Expenses:
Interest	211	228	624	696
Depreciation on equipment leased to others	173	169	520	518
General, operating and administrative	103	90	296	260
Provision for credit losses	38	55	124	160
Other	7	10	21	34
Total expenses	532	552	1,585	1,668

Other income (expense)	(10)	1	(5)	4

Profit before income taxes	126	89	393	255

Provision for income taxes	29	13	98	39

Profit of consolidated companies	97	76	295	216

Less: Profit attributable to noncontrolling interests	4	3	12	8

Profit 1	$93	$73	$283	$208

1 Profit attributable to Caterpillar Financial Services Corporation.

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in Millions, except share data)

	September 30,	December 31,
	2011	2010
Assets:
Cash and cash equivalents	$1,453	$1,676
Finance receivables
Retail notes receivable	8,766	8,352
Wholesale notes receivable	3,875	2,783
Finance leases and installment sale contracts - Retail	12,205	12,481
Finance leases and installment sale contracts - Wholesale	361	459
	25,207	24,075
Less: Unearned income	(936)	(969)
Less: Allowance for credit losses	(362)	(363)
Total net finance receivables	23,909	22,743

Notes receivable from Caterpillar	333	278
Equipment on operating leases,
less accumulated depreciation	2,586	2,711
Deferred and refundable income taxes	147	202
Other assets	1,037	1,142
Total assets	$29,465	$28,752

Liabilities and stockholder’s equity:
Payable to dealers and others	$116	$113
Payable to Caterpillar – other	75	54
Accrued expenses	234	295
Income taxes payable	77	90
Payable to Caterpillar - borrowings	-	600
Short-term borrowings	3,548	3,852
Current maturities of long-term debt	3,522	3,430
Long-term debt	17,878	15,932
Deferred income taxes and other liabilities	574	605
Total liabilities	26,024	24,971

Commitments and contingent liabilities (Notes 7 and 9)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid-in amount)	745	745
Additional paid-in capital	2	2
Retained earnings	2,417	2,734
Accumulated other comprehensive income	179	217
Noncontrolling interests	98	83
Total stockholder’s equity	3,441	3,781

Total liabilities and stockholder’s equity	$29,465	$28,752

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Unaudited)
(Dollars in Millions)
Nine Months Ended September 30, 2010	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Noncontrolling interests	Total	Comprehensive income
Balance at December 31, 2009	$745	$2	$3,062	$264	$70	$4,143
Adjustment to adopt consolidation of variable-interest entities	-	-	(6)	3	-	(3)
Balance at January 1, 2010	$745	$2	$3,056	$267	$70	$4,140
Profit of consolidated companies			208		8	216	$216
Dividend paid to Cat Inc.			(600)			(600)	-
Foreign currency translation,
net of tax of $51				(59)	1	(58)	(58)
Derivative financial instruments
Gains (losses) deferred,
net of tax of $2				(6)		(6)	(6)
(Gains) losses reclassified to earnings, net of tax of $14				28		28	28
Balance at September 30, 2010	$745	$2	$2,664	$230	$79	$3,720	$180

Nine Months Ended September 30, 2011
Balance at December 31, 2010	$745	$2	$2,734	$217	$83	$3,781
Profit of consolidated companies			283		12	295	$295
Dividend paid to Cat Inc.			(600)			(600)	-
Foreign currency translation,
net of tax of $15				(45)	3	(42)	(42)
Derivative financial instruments
Gains (losses) deferred,
net of tax of $1				(4)		(4)	(4)
(Gains) losses reclassified to earnings, net of tax of $4				11		11	11
Balance at September 30, 2011	$745	$2	$2,417	$179	$98	$3,441	$260

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)
	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Profit of consolidated companies	$295	$216
Adjustments for non-cash items:
Depreciation and amortization	535	538
Amortization of receivables purchase discount	(157)	(95)
Provision for credit losses	124	160
Gain on sales of receivables	(2)	-
Other, net	(40)	(172)
Changes in assets and liabilities:
Receivables from others	30	53
Other receivables/payables with Caterpillar	7	21
Payable to dealers and others	9	2
Accrued interest payable	(29)	(41)
Accrued expenses and other liabilities, net	(35)	(1)
Income taxes payable	58	(43)
Payments on interest rate swaps	(1)	(1)
Net cash provided by operating activities	794	637

Cash flows from investing activities:
Expenditures for equipment on operating leases and for non-leased equipment	(830)	(677)
Proceeds from disposals of equipment	878	1,046
Additions to finance receivables	(35,196)	(19,168)
Collections of finance receivables	33,329	19,084
Proceeds from sales of receivables	106	13
Net change in variable lending to Caterpillar	55	(186)
Additions to other notes receivable with Caterpillar	(117)	(133)
Collections on other notes receivable with Caterpillar	8	666
Restricted cash and cash equivalents activity, net	84	82
Other, net	4	17
Net cash (used in) provided by investing activities	(1,679)	744

Cash flows from financing activities:
Net change in variable lending from Caterpillar	-	(26)
Proceeds from borrowings with Caterpillar	-	600
Payments on borrowings with Caterpillar	(600)	-
Proceeds from debt issued (original maturities greater than three months)	8,703	5,738
Payments on debt issued (original maturities greater than three months)	(6,080)	(7,972)
Short-term borrowings, net (original maturities three months or less)	(809)	(270)
Dividend paid to Caterpillar	(600)	(600)
Net cash provided by (used in) financing activities	614	(2,530)

Effect of exchange rate changes on cash and cash equivalents	48	(45)

(Decrease) in cash and cash equivalents	(223)	(1,194)
Cash and cash equivalents at beginning of year	1,676	2,536
Cash and cash equivalents at end of period	$1,453	$1,342

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

In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated profit for the three and nine months ended September 30, 2011 and 2010, (b) the consolidated financial position as of September 30, 2011 and December 31, 2010, (c) the consolidated changes in stockholder's equity for the nine months ended September 30, 2011 and 2010 and (d) the consolidated cash flows for the nine months ended September 30, 2011 and 2010.  The preparation of financial statements, in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the SEC, requires management to make estimates and assumptions that affect the reported amounts.  The most significant estimates are the allowance for credit losses and residual values for leased assets.  Actual results may differ from these estimates.  Certain amounts for prior periods have been reclassified to conform to the current period presentation.

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

Comprehensive income/(loss) is comprised of Profit of consolidated companies, as well as adjustments for foreign currency translation and derivative instruments designated as cash flow hedges.  Total Comprehensive income/(loss) for the three months ended September 30, 2011 and 2010 was a loss of $197 million and income of $394 million, respectively.  Total Comprehensive income for the nine months ended September 30, 2011 and 2010 was income of $260 million and $180 million, respectively.

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

Comprehensive income and its components are presented in the Consolidated Statements of Changes in Stockholder's Equity.  Accumulated other comprehensive income, net of tax, consisted of the following as of:

(Millions of dollars)
	September 30, 2011	September 30, 2010
Foreign currency translation	$186	$249
Derivative financial instruments	(7)	(19)
Total Accumulated other comprehensive income	$179	$230

3.	New Accounting Pronouncements

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

UNAUDITED

Disclosures about the credit quality of financing receivables and the allowance for credit losses – In July 2010, the FASB issued accounting guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses.  The guidance expands disclosures for the allowance for credit losses and financing receivables by requiring entities to disclose information at disaggregated levels.  It also requires disclosure of credit quality indicators, past due information and modifications of financing receivables.  Also, in April 2011, the FASB issued guidance clarifying when a restructuring of a receivable should be considered a troubled debt restructuring by providing additional guidance for determining whether the creditor has granted a concession and whether the debtor is experiencing financial difficulties.  For end of period balances, the new disclosures were effective December 31, 2010 and did not have a material impact on our financial statements.  For activity during a reporting period, the disclosures were effective January 1, 2011 and did not have a material impact on our financial statements.  The disclosures related to modifications of financing receivables, as well as the guidance clarifying when a restructured receivable should be considered a troubled debt restructuring were effective July 1, 2011 and did not have a material impact on our financial statements.  See Note 4A for additional information.

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

UNAUDITED

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

There were no impaired loans or finance leases as of September 30, 2011 and December 31, 2010, for the Dealer and Caterpillar Purchased Receivables portfolio segments.  The average recorded investment for impaired loans and finance leases for the Dealer and Caterpillar Purchased Receivables portfolio segments was $0 for the three and nine months ended September 30, 2011.  The average recorded investment for impaired loans and finance leases for the three and nine months ended September 30, 2010 was $0 for the Caterpillar Purchased Receivables portfolio segment and $16 million and $25 million, respectively, for the Dealer portfolio segment, all of which was in the Europe finance receivable class.

UNAUDITED

Individually impaired loans and finance leases for customers were as follows:

(Millions of dollars)
	As of September 30, 2011			As of December 31, 2010
Impaired Loans and Finance Leases With No Allowance Recorded(1)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Customer
North America	$84	$82	$-	$87	$87	$-
Europe	4	3	-	6	4	-
Asia Pacific	14	13	-	13	13	-
Latin America	8	8	-	3	3	-
Global Power Finance	196	196	-	174	174	-
Total	$306	$302	$-	$283	$281	$-

Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$110	$105	$25	$191	$185	$44
Europe	39	35	13	62	57	15
Asia Pacific	21	21	4	27	27	7
Latin America	24	24	5	44	43	9
Global Power Finance	104	103	18	34	33	4
Total	$298	$288	$65	$358	$345	$79

Total Impaired Loans and Finance Leases
Customer
North America	$194	$187	$25	$278	$272	$44
Europe	43	38	13	68	61	15
Asia Pacific	35	34	4	40	40	7
Latin America	32	32	5	47	46	9
Global Power Finance	300	299	18	208	207	4
Total	$604	$590	$65	$641	$626	$79

(1)There was no related allowance for credit losses due to sufficient collateral value.

UNAUDITED

(Millions of dollars)
	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010
Impaired Loans and Finance Leases With No Allowance Recorded(1)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Customer
North America	$92	$1	$43	$1
Europe	5	-	4	-
Asia Pacific	13	1	7	1
Latin America	12	-	4	-
Global Power Finance	231	-	113	-
Total	$353	$2	$171	$2

Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$126	$-	$270	$2
Europe	44	1	84	1
Asia Pacific	19	-	41	-
Latin America	40	-	37	1
Global Power Finance	126	-	10	-
Total	$355	$1	$442	$4

Total Impaired Loans and Finance Leases
Customer
North America	$218	$1	$313	$3
Europe	49	1	88	1
Asia Pacific	32	1	48	1
Latin America	52	-	41	1
Global Power Finance	357	-	123	-
Total	$708	$3	$613	$6

(1)There was no related allowance for credit losses due to sufficient collateral value.

UNAUDITED

(Millions of dollars)
	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
Impaired Loans and Finance Leases With No Allowance Recorded(1)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Customer
North America	$93	$3	$29	$1
Europe	6	-	7	-
Asia Pacific	13	1	7	1
Latin America	8	-	4	-
Global Power Finance	223	1	74	-
Total	$343	$5	$121	$2

Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$160	$4	$292	$9
Europe	53	2	90	3
Asia Pacific	22	1	44	2
Latin America	44	2	34	2
Global Power Finance	79	-	13	-
Total	$358	$9	$473	$16

Total Impaired Loans and Finance Leases
Customer
North America	$253	$7	$321	$10
Europe	59	2	97	3
Asia Pacific	35	2	51	3
Latin America	52	2	38	2
Global Power Finance	302	1	87	-
Total	$701	$14	$594	$18

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

As of September 30, 2011 and December 31, 2010, there were no loans or finance leases on non-accrual status for the Dealer or Caterpillar Purchased Receivables portfolio segments.

UNAUDITED

The investment in customer loans and finance leases on non-accrual status was as follows:

(Millions of dollars)
	September 30, 2011	December 31, 2010
Customer
North America	$150	$217
Europe	112	89
Asia Pacific	39	31
Latin America	116	139
Global Power Finance	211	163
Total	$628	$639

Past due loans and finance leases were as follows:

(Millions of dollars)
	September 30, 2011
	31-60	61-90	91+	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$90	$31	$139	$260	$5,290	$5,550	$13
Europe	31	18	113	162	2,142	2,304	10
Asia Pacific	59	23	53	135	4,307	4,442	16
Latin America	45	17	104	166	2,267	2,433	-
Global Power Finance	52	16	111	179	2,739	2,918	10
Dealer
North America	-	-	-	-	2,377	2,377	-
Europe	-	-	-	-	328	328	-
Asia Pacific	-	-	-	-	433	433	-
Latin America	-	-	-	-	708	708	-
Global Power Finance	-	-	-	-	-	-	-
Caterpillar Purchased Receivables
North America	16	4	6	26	1,486	1,512	6
Europe	1	-	-	1	440	441	-
Asia Pacific	-	-	-	-	391	391	-
Latin America	-	-	-	-	407	407	-
Global Power Finance	-	-	-	-	27	27	-
Total	$294	$109	$526	$929	$23,342	$24,271	$55

UNAUDITED

(Millions of dollars)
	December 31, 2010
	31-60	61-90	91+	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$139	$44	$228	$411	$6,037	$6,448	$27
Europe	27	12	106	145	2,365	2,510	26
Asia Pacific	63	17	37	117	3,412	3,529	12
Latin America	44	16	144	204	2,222	2,426	1
Global Power Finance	18	17	54	89	2,978	3,067	25
Dealer
North America	-	-	-	-	1,993	1,993	-
Europe	-	-	-	-	344	344	-
Asia Pacific	-	-	-	-	296	296	-
Latin America	-	-	-	-	659	659	-
Global Power Finance	-	-	-	-	19	19	-
Caterpillar Purchased Receivables
North America	3	1	1	5	1,285	1,290	1
Europe	1	-	-	1	109	110	-
Asia Pacific	-	-	-	-	215	215	-
Latin America	-	-	-	-	173	173	-
Global Power Finance	3	-	-	3	24	27	-
Total	$298	$107	$570	$975	$22,131	$23,106	$92

UNAUDITED

Allowance for credit losses

In estimating the Allowance for credit losses, we review loans and finance leases that are past due, non-performing or in bankruptcy.

(Millions of dollars)
	September 30, 2011
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$357	$5	$1	$363
Receivables written off	(159)	-	-	(159)
Recoveries on receivables previously written off	39	-	-	39
Provision for credit losses	119	1	2	122
Adjustment due to sale of receivables	(1)	-	-	(1)
Foreign currency translation adjustment	(2)	-	-	(2)
Balance at end of period	$353	$6	$3	$362

Individually evaluated for impairment	$65	$-	$-	$65
Collectively evaluated for impairment	288	6	3	297
Ending Balance	$353	$6	$3	$362

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$604	$-	$-	$604
Collectively evaluated for impairment	17,043	3,846	2,778	23,667
Ending Balance	$17,647	$3,846	$2,778	$24,271

UNAUDITED

(Millions of dollars)
Allowance for Credit Losses:	December 31, 2010
Balance at beginning of year	$377
Adjustment to adopt consolidation of variable-interest entities	18
Receivables written off	(288)
Recoveries on receivables previously written off	51
Provision for credit losses	205
Adjustment due to sale of receivables	-
Foreign currency translation adjustment	-
Balance at end of year	$363

	December 31, 2010
	Customer	Dealer	Caterpillar Purchased Receivables	Total
Individually evaluated for impairment	$79	$-	$-	$79
Collectively evaluated for impairment	278	5	1	284
Ending Balance	$357	$5	$1	$363

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$641	$-	$-	$641
Collectively evaluated for impairment	17,339	3,311	1,815	22,465
Ending Balance	$17,980	$3,311	$1,815	$23,106

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

UNAUDITED

The recorded investment in performing and non-performing finance receivables was as follows:

(Millions of dollars)
	September 30, 2011
	Customer	Dealer	Caterpillar Purchased Receivables	Total
Performing
North America	$5,400	$2,377	$1,512	$9,289
Europe	2,192	328	441	2,961
Asia Pacific	4,403	433	391	5,227
Latin America	2,317	708	407	3,432
Global Power Finance	2,707	-	27	2,734
Total Performing	$17,019	$3,846	$2,778	$23,643
Non-Performing
North America	$150	$-	$-	$150
Europe	112	-	-	112
Asia Pacific	39	-	-	39
Latin America	116	-	-	116
Global Power Finance	211	-	-	211
Total Non-Performing	$628	$-	$-	$628
Total Performing and Non-Performing
North America	$5,550	$2,377	$1,512	$9,439
Europe	2,304	328	441	3,073
Asia Pacific	4,442	433	391	5,266
Latin America	2,433	708	407	3,548
Global Power Finance	2,918	-	27	2,945
Total	$17,647	$3,846	$2,778	$24,271

UNAUDITED

(Millions of dollars)
	December 31, 2010
	Customer	Dealer	Caterpillar Purchased Receivables	Total
Performing
North America	$6,231	$1,993	$1,290	$9,514
Europe	2,421	344	110	2,875
Asia Pacific	3,498	296	215	4,009
Latin America	2,287	659	173	3,119
Global Power Finance	2,904	19	27	2,950
Total Performing	$17,341	$3,311	$1,815	$22,467
Non-Performing
North America	$217	$-	$-	$217
Europe	89	-	-	89
Asia Pacific	31	-	-	31
Latin America	139	-	-	139
Global Power Finance	163	-	-	163
Total Non-Performing	$639	$-	$-	$639
Total Performing and Non-Performing
North America	$6,448	$1,993	$1,290	$9,731
Europe	2,510	344	110	2,964
Asia Pacific	3,529	296	215	4,040
Latin America	2,426	659	173	3,258
Global Power Finance	3,067	19	27	3,113
Total	$17,980	$3,311	$1,815	$23,106

Troubled Debt Restructurings
A restructuring of a loan or finance lease receivable constitutes a troubled debt restructuring (TDR) when the lender grants a concession it would not otherwise consider to a borrower experiencing financial difficulties. Concessions granted may include extended contract maturities, inclusion of interest only periods, below market interest rates, and extended skip payment periods.

TDRs are reviewed along with other receivables as part of management’s ongoing evaluation of the adequacy of the allowance for credit losses.  The allowance for credit losses attributable to TDRs is based on the most probable source of repayment, which is normally the liquidation of collateral.  In determining collateral value, we estimate the current fair market value of the collateral and factor in credit enhancements such as additional collateral and third-party guarantees.

There were no loans or finance lease receivables modified as TDRs during the three and nine months ended September 30, 2011 for the Dealer or Caterpillar Purchased Receivables portfolio segments.

UNAUDITED

Loan and finance lease receivables modified as TDRs during the three and nine months ended September 30, 2011, were as follows:

(Dollars in millions)
	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment
Customer
North America	14	$2	$2	53	$11	$11
Europe	-	-	-	6	7	7
Asia Pacific	-	-	-	-	-	-
Latin America	-	-	-	12	10	10
Global Power Finance (1) (2)	-	-	-	31	113	113
Total(3)	14	$2	$2	102	$141	$141

(1) During the nine months ended September 30, 2011, $11 million of additional funds were subsequently loaned to a borrower whose terms had been modified in a TDR.  The $11 million of additional funds is not reflected in the table above.  At September 30, 2011, remaining commitments to lend additional funds to a borrower whose terms have been modified in a TDR were $2 million.
(2) Three customers comprise $104 million of the $113 million pre-TDR and post-TDR outstanding recorded investment for the nine months ended September 30, 2011.
(3) Modifications include extended contract maturities, inclusion of interest only periods, below market interest rates, and extended skip payment periods.

TDRs with a payment default during the three and nine months ended September 30, 2011, which had been modified within twelve months prior to the default date, were as follows:

(Dollars in millions)

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment
Customer
North America	3	$16	44	$25
Europe	-	-	1	1
Asia Pacific	-	-	-	-
Latin America	7	4	7	4
Global Power Finance	5	65	14	70
Total	15	$85	66	$100

UNAUDITED

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

On April 25, 2011, we exercised a cleanup call on our only outstanding asset-backed securitization transaction.  As a result, we had no assets or liabilities related to a consolidated SPE as of September 30, 2011.  The restricted assets (Finance leases and installment sale contracts - Retail, Unearned income, Allowance for credit losses and Other assets) of the consolidated SPE totaled $136 million at December 31, 2010.  The liabilities (Accrued expenses and Current maturities of long-term debt) of the consolidated SPE totaled $73 million at December 31, 2010.

Other Managed Assets
We also sell individual leases and finance receivables to third parties with limited or no recourse to us to either reduce our concentration of credit risk related to certain customers or as an additional source of liquidity.  In accordance with accounting for transfers and servicing of financial assets, the transfers to the third parties are accounted for as sales. We maintain servicing responsibilities for these third-party assets, which totaled $180 million and $225 million as of September 30, 2011 and December 31, 2010, respectively.  Since we do not receive a servicing fee for these assets, a servicing liability is recorded.  As of September 30, 2011 and December 31, 2010, these liabilities were not significant.

C.	Purchases of trade receivables from Caterpillar entities

We purchase trade receivables from Caterpillar entities at a discount.  The discount is an estimate of the amount of financing revenue that would be earned at a market rate on these trade receivables over their expected life.  The discount is amortized into revenue on an effective yield basis over the life of the receivables and recognized as Wholesale finance revenue.  Amortized discounts for the trade receivables were $55 million and $35 million for the three months ended September 30, 2011 and 2010, respectively, and $157 million and $95 million for the nine months ended September 30, 2011 and 2010, respectively.  In the Consolidated Statements of Cash Flows, collection of the discount is included in investing activities as the receivables are collected.

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

All derivatives are recognized on the Consolidated Statements of Financial Position at their fair value.  On the date the derivative contract is entered into, we designate the derivative as (1) a hedge of the fair value of a recognized asset or liability (fair value hedge), (2) a hedge of a forecasted transaction or the cash flow variability associated with variable-rate debt (cash flow hedge) or (3) an undesignated instrument.  Changes in the fair value of a derivative that is qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged recognized asset or liability that is attributable to the hedged risk, are recorded in current earnings.  Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge are recorded in Accumulated other comprehensive income (loss) (AOCI) on the Consolidated Statements of Financial Position until they are reclassified to earnings in the same period or periods during which the hedged transaction affects earnings.  Changes in the fair value of undesignated derivative instruments and the ineffective portion of designated derivative instruments are reported in current earnings.  Cash flow from designated derivative financial instruments is classified within the same category as the item being hedged on the Consolidated Statements of Cash Flow.  Cash flow from undesignated derivative financial instruments is included in the investing category on the Consolidated Statements of Cash Flows.

We formally document all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions.  This process includes linking all derivatives that are designated as fair value hedges to specific assets and liabilities on the Consolidated Statements of Financial Position and linking cash flow hedges to specific forecasted transactions or variability of cash flow.

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

As of September 30, 2011, $5 million of deferred net losses, net of tax, included in equity (AOCI in the Consolidated Statements of Financial Position), related to our floating-to-fixed interest rate swaps, are expected to be reclassified to Interest expense over the next twelve months.  The actual amount recorded in Interest expense will vary based on interest rates at the time the hedged transactions impact earnings.

We have, at certain times, liquidated fixed-to-floating interest rate swaps that resulted in deferred gains at the time of liquidation.  The deferred gains associated with these interest rate swaps are included in Long-term debt in the Consolidated Statements of Financial Position and are being amortized to Interest expense over the remaining term of the previously designated hedged item.

The location and fair value of derivative instruments reported in the Consolidated Statements of Financial Position are as follows:

(Millions of dollars)
		Asset (Liability) Fair Value
	Consolidated Statements of Financial Position Location	September 30, 2011	December 31, 2010
Designated derivatives
Interest rate contracts	Other assets	$269	$211
Interest rate contracts	Accrued expenses	(7)	(18)
		$262	$193
Undesignated derivatives
Foreign exchange contracts	Other assets	$13	$6
Foreign exchange contracts	Accrued expenses	(20)	(9)
Interest rate contracts	Other assets	-	-
Interest rate contracts	Accrued expenses	(1)	(1)
		$(8)	$(4)

For the nine months ended September 30, 2011 and 2010, the deferred gains (losses) recorded in AOCI on the Consolidated Statements of Changes in Stockholder’s Equity associated with our cash flow interest rate contract hedges are as follows:

(Millions of dollars)
Balance as of December 31, 2010, net of tax of $6	$(14)
Gains (losses) deferred during the year, net of tax of $1	(4)
(Gains) losses reclassified to earnings, net of tax of $4	11
Balance as of September 30, 2011, net of tax of $3	$(7)

(Millions of dollars)
Balance as of December 31, 2009, net of tax of $21	$(41)
Gains (losses) deferred during the year, net of tax of $2	(6)
(Gains) losses reclassified to earnings, net of tax of $14	28
Balance as of September 30, 2010, net of tax of $9	$(19)

UNAUDITED

The effect of derivatives designated as hedging instruments on the Consolidated Statements of Profit is as follows:

Fair Value Hedges
(Millions of dollars)
		Three Months Ended September 30, 2011		Three Months Ended September 30, 2010
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts	Other income (expense)	$70	$(77)	$63	$(61)
		$70	$(77)	$63	$(61)

		Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
Interest rate contracts	Other income (expense)	$59	$(65)	$204	$(195)
		$59	$(65)	$204	$(195)

UNAUDITED

Cash Flow Hedges
(Millions of dollars)

		Three Months Ended September 30, 2011
	Classification of Gains (Losses)	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(3)	$-
Interest rate contracts	Other income (expense)	-	(2)
		$(3)	$(2)

		Three Months Ended September 30, 2010
	Classification of Gains (Losses)	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(10)	$-
Interest rate contracts	Other income (expense)	-	(2)
		$(10)	$(2)

		Nine Months Ended September 30, 2011
	Classification of Gains (Losses)	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(15)	$-
Interest rate contracts	Other income (expense)	-	(1)
		$(15)	$(1)

		Nine Months Ended September 30, 2010
	Classification of Gains (Losses)	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(42)	$-
Interest rate contracts	Other income (expense)	-	(1)
		$(42)	$(1)

UNAUDITED

The effect of derivatives not designated as hedging instruments on the Consolidated Statements of Profit is as follows:

Undesignated Derivatives
(Millions of dollars)
	Classification of Gains or (Losses)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
Foreign exchange contracts	Other income (expense)	$(10)	$12
Interest rate contracts	Other income (expense)	-	2
		$(10)	$14

	Classification of Gains or (Losses)	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Foreign exchange contracts	Other income (expense)	$(12)	$23
Interest rate contracts	Other income (expense)	-	3
		$(12)	$26

6.	Segment Information

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

Supplemental segment data for the three months ended September 30,
(Millions of dollars) 2011	North America	Europe and GPF	Latin America	Asia-Pacific and Mining	Total
External revenue	$250	$122	$93	$203	$668
Inter-segment revenue	12	-	-	-	12
Profit (loss)	31	(1)	25	38	93

2010	North America	Europe and GPF	Latin America	Asia-Pacific and Mining	Total
External revenue	$267	$123	$76	$174	$640
Inter-segment revenue	5	-	-	-	5
Profit (loss)	(3)	23	18	35	73

Supplemental segment data for the nine months ended September 30,
(Millions of dollars) 2011	North America	Europe and GPF	Latin America	Asia-Pacific and Mining	Total
External revenue	$768	$375	$259	$581	$1,983
Inter-segment revenue	27	-	-	-	27
Profit	73	45	59	106	283

2010	North America	Europe and GPF	Latin America	Asia-Pacific and Mining	Total
External revenue	$802	$379	$219	$519	$1,919
Inter-segment revenue	17	-	-	-	17
Profit (loss)	(10)	62	61	95	208

(Millions of dollars)	North America	Europe and GPF	Latin America	Asia-Pacific and Mining	Total
Assets as of September 30, 2011	$16,731	$7,225	$3,786	$6,731	$34,473

Assets as of December 31, 2010	$15,774	$7,434	$3,392	$5,799	$32,399

UNAUDITED

(Millions of dollars) Reconciliation of assets:	September 30, 2011	December 31, 2010
Assets from segments	$34,473	$32,399
Less: Investment in subsidiaries	(1,172)	(1,117)
Less: Inter-segment balances	(3,836)	(2,530)
Total	$29,465	$28,752

7.	Guarantees

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

No loss has been experienced or is anticipated under any of these guarantees.  At September 30, 2011 and December 31, 2010, the related liability was $2 million and $3 million, respectively.  The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees are as follows:

(Millions of dollars)	September 30, 2011	December 31, 2010
Customer guarantees	$127	$139
Limited indemnity	12	17
Total guarantees	$139	$156

We provide guarantees to repurchase certain loans of Caterpillar dealers from a special purpose corporation (SPC) that qualifies as a VIE (see Note 1 for additional information regarding the accounting guidance on the consolidation of VIEs).  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  We have a loan purchase agreement with the SPC that obligates us to purchase certain loans that are not paid at maturity.  We receive a fee for providing this guarantee, which provides a source of liquidity for the SPC.  We are the primary beneficiary of the SPC as our guarantees result in us having both the power to direct the activities that most significantly impact the SPC's economic performance and the obligation to absorb losses, and therefore we have consolidated the financial statements of the SPC.  As of September 30, 2011 and December 31, 2010, the SPC’s assets of $579 million and $365 million, respectively, are primarily comprised of loans to dealers, which are included in Retail notes receivable in the Consolidated Statements of Financial Position, and the SPC's liabilities of $579 million and $365 million, respectively, are primarily comprised of commercial paper, which is included in Short-term borrowings in the Consolidated Statements of Financial Position.  No loss has been experienced or is anticipated under this loan purchase agreement.  Our assets are not available to pay creditors of the SPC, except to the extent we may be obligated to perform under the guarantee, and assets of the SPC are not available to pay our creditors.

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

UNAUDITED

Assets and liabilities measured on a recurring basis at fair value included in our Consolidated Statements of Financial Position as of September 30, 2011 and December 31, 2010 are summarized below:

(Millions of dollars)
	September 30, 2011
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Assets
Derivative financial instruments, net	$-	$254	$-	$254
Total Assets	$-	$254	$-	$254
Liabilities
Guarantees	$-	$-	$2	$2
Total Liabilities	$-	$-	$2	$2

	December 31, 2010
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Assets
Derivative financial instruments, net	$-	$189	$-	$189
Total Assets	$-	$189	$-	$189
Liabilities
Guarantees	$-	$-	$3	$3
Total Liabilities	$-	$-	$3	$3

Below are roll-forwards of assets and liabilities measured at fair value using Level 3 inputs for the nine months ended September 30, 2011 and 2010.  These instruments were valued using pricing models that, in management’s judgment, reflect the assumptions a marketplace participant would use.

(Millions of dollars)	Guarantees
Balance as of December 31, 2010	$3
Issuance of guarantees	2
Expiration of guarantees	(3)
Balance as of September 30, 2011	$2

(Millions of dollars)	Securitized Retained Interests	Guarantees
Balance as of December 31, 2009	$102	$4
Adjustment to adopt consolidation of variable-interest entities	(102)	-
Issuance of guarantees	-	6
Expiration of guarantees	-	(6)
Balance as of September 30, 2010	$-	$4

UNAUDITED

In addition to the amounts above, we had impaired loans with a fair value of $185 million and $171 million as of September 30, 2011 and December 31, 2010, respectively.  A loan is considered impaired when management determines that collection of contractual amounts due is not probable.  In these cases, an allowance for credit losses is established based primarily on the fair value of associated collateral.  As the collateral's fair value is based on observable market prices and/or current appraised values, the impaired loans are classified as Level 2 measurements.

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

Short-term borrowings – carrying amount approximated fair value.

Long-term debt – fair value on fixed and floating-rate debt was estimated based on quoted market prices.

Please refer to the table below for the fair values of our financial instruments.
(Millions of dollars)	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,453	$1,453	$1,676	$1,676
Foreign currency contracts:
In a receivable position	$13	$13	$6	$6
In a payable position	$(20)	$(20)	$(9)	$(9)
Finance receivables, net (excluding finance leases1)	$16,604	$16,358	$15,444	$15,311
Restricted cash and cash equivalents2	$7	$7	$91	$91
Short-term borrowings	$(3,548)	$(3,548)	$(3,852)	$(3,852)
Long-term debt	$(21,400)	$(22,434)	$(19,362)	$(20,364)
Interest rate swaps:
In a net receivable position	$269	$269	$211	$211
In a net payable position	$(8)	$(8)	$(19)	$(19)
Guarantees	$(2)	$(2)	$(3)	$(3)

1As of September 30, 2011 and December 31, 2010, represents finance leases with a net carrying value of $7,305 million and $7,299 million, respectively.
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

The provision for income taxes for the three months and nine months ended September 30, 2011 reflects an estimated annual effective tax rate of 25 percent compared to 24 percent for the first nine months of 2010 and 19 percent for the full year of 2010. The increase from the full-year 2010 effective tax rate is primarily due to expected changes in the geographic mix of pre-tax profits and the absence of $22 million of benefits included in the 2010 full-year effective tax rate related to prior years. The 2011 estimated annual effective tax rate is expected to be less than the U.S. corporate tax rate of 35 percent primarily due to profits in tax jurisdictions with lower tax rates.

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

UNAUDITED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW:  THIRD QUARTER 2011 VS. THIRD QUARTER 2010
We reported third-quarter 2011 revenues of $668 million, an increase of $28 million, or 4 percent, compared with the third quarter of 2010.  Third-quarter profit after tax was $93 million, a $20 million, or 27 percent, increase from the third quarter of 2010.

•
The increase in revenues was principally due to a $28 million favorable impact from higher earning assets (finance receivables and operating leases at constant interest rates) and a favorable impact from miscellaneous net revenue items, partially offset by a $17 million unfavorable impact from lower interest rates on new and existing finance receivables.

•
Profit before income taxes was $126 million for the third quarter of 2011, compared to $89 million for the third quarter of 2010.  The increase was principally due to a $17 million decrease in the provision for credit losses, a $13 million favorable impact from higher net yield on average earning assets, and a favorable impact from miscellaneous net revenue items.  These increases were partially offset by a $13 million increase in general, operating and administrative expense.

•
The provision for income taxes in the third quarter of 2011 reflects an estimated annual effective tax rate of 25 percent compared to 24 percent in the third quarter of 2010. The actual 2010 third-quarter tax rate was reduced by a benefit of $12 million related to prior years. The 2011 estimated annual effective tax rate is expected to be less than the U.S. corporate tax rate of 35 percent primarily due to profits in tax jurisdictions with lower tax rates.

•
New retail financing in the third quarter of 2011 was $2.6 billion, an increase of $161 million, or 6 percent, from the third quarter of 2010.  The increase was primarily a result of improvements in our Asia-Pacific and Mining operating segment.

•
At the end of the third quarter of 2011, past dues were 3.54 percent, a decrease from 3.73 percent at the end of the second quarter of 2011, 3.87 percent at the end of 2010 and 4.88 percent at the end of the third quarter of 2010.  Write-offs, net of recoveries, were $50 million for the third quarter of 2011, down from $78 million in the third quarter of 2010.

•
As of September 30, 2011, our allowance for credit losses totaled $362 million or 1.49 percent of net finance receivables, compared with $363 million or 1.57 percent of net finance receivables at year-end 2010.  The allowance for credit losses as of September 30, 2010, was $367 million, which was 1.61 percent of net finance receivables.

UNAUDITED

REVIEW OF CONSOLIDATED STATEMENTS OF PROFIT

THREE MONTHS ENDED SEPTEMBER 30, 2011 VS. THREE MONTHS ENDED SEPTEMBER 30, 2010

REVENUES
Retail and wholesale revenue for the third quarter of 2011 was $403 million, an increase of $24 million from the same period in 2010.  The increase was due to a $30 million favorable impact from higher average earning assets (finance receivables at constant interest rates), partially offset by a $6 million unfavorable impact from lower interest rates on new and existing retail and wholesale receivables.  The annualized average yield was 6.51 percent for the third quarter of 2011, compared to 6.67 percent for the third quarter of 2010.

Operating lease revenue was $218 million for both the third quarter of 2011 and 2010.  There was a $5 million favorable impact from higher interest rates on operating leases offset by a $5 million unfavorable impact from lower average earning assets (operating leases at constant interest rates).

Other revenue, net, for third quarter of 2011 was $47 million, an increase of $4 million from the same period in 2010, primarily due to a $10 million favorable impact from fees earned on the committed credit facility entered into during 2011 with Caterpillar and a $5 million increase in miscellaneous other revenue, net, partially offset by a $12 million decrease in Interest income on Notes Receivable from Caterpillar.  Other revenue, net, items were as follows:

(Millions of dollars)	Three Months Ended September 30,
	2011	2010
Finance receivable and operating lease fees (including late charges)	$19	$20
Fees on credit facility with Caterpillar	10	-
Miscellaneous other revenue, net	7	2
Net gain on returned or repossessed equipment	6	4
Interest income on Notes Receivable from Caterpillar	5	17
Total Other revenue, net	$47	$43

EXPENSES
Interest expense for the third quarter of 2011 was $211 million, a decrease of $17 million from the same period in 2010.  This decrease was primarily due to a decrease of 42 basis points in the average cost of borrowing to 3.38 percent for the third quarter of 2011, down from 3.80 percent for the third quarter of 2010, partially offset by the impact of a 4 percent increase in average borrowings.

Depreciation expense on equipment leased to others was $173 million, up $4 million from the third quarter of 2010.

General, operating and administrative expenses were $103 million for the third quarter of 2011, compared to $90 million for the same period in 2010.  The increase was due to increases in labor costs and other operating expenses.  There were 1,661 full-time employees as of September 30, 2011, compared to 1,562 as of September 30, 2010.

UNAUDITED

The Provision for credit losses was $38 million for the third quarter of 2011, down $17 million from the third quarter of 2010, primarily due to improved portfolio health.  The Allowance for credit losses as of September 30, 2011 was 1.49 percent of net finance receivables compared to 1.61 percent as of September 30, 2010.  See Note 4A of Notes to Consolidated Financial Statements for further discussion.

Other expenses were $7 million for the third quarter of 2011, compared to $10 million for the third quarter of 2010.  The decrease was primarily attributable to lower expenses related to repossessions.

Other income (expense) for the third quarter of 2011 was expense of $10 million, compared to income of $1 million for the third quarter of 2010.  The decrease in Other income (expense) was due to an $11 million unfavorable impact from interest rate derivative contracts.  Other income (expense) items were as follows:

(Millions of dollars)	Three Months Ended
	September 30,
	2011	2010
Net gain/(loss) from interest rate derivatives	$(9)	$2

Currency exchange gain/(loss)	9	(13)
Net gain/(loss) on undesignated foreign exchange contracts (including forward points)	(10)	12
Net currency exchange loss	(1)	(1)

Total Other income (expense)	$(10)	$1

The Provision for income taxes was $29 million in the third quarter of 2011, reflecting an estimated annual effective tax rate of 25 percent compared to 24 percent in the third quarter of 2010 and 19 percent for the full year of 2010.  The increase from the full-year 2010 effective tax rate is primarily due to expected changes in the geographic mix of pre-tax profits and the absence of $22 million of benefits included in the 2010 full-year effective tax rate related to prior years. The 2011 estimated annual effective tax rate is expected to be less than the U.S. corporate tax rate of 35 percent primarily due to profits in tax jurisdictions with lower tax rates.

PROFIT
As a result of the performance discussed above, profit after tax was $93 million for the third quarter of 2011, an increase of $20 million, or 27 percent, from the third quarter of 2010.

UNAUDITED

NINE MONTHS ENDED SEPTEMBER 30, 2011 VS. NINE MONTHS ENDED SEPTEMBER 30, 2010

REVENUES
Retail and wholesale revenue for the first nine months of 2011 was $1.187 billion, an increase of $49 million from the same period in 2010.  The increase was due to a $73 million favorable impact from higher average earning assets (finance receivables at constant interest rates), partially offset by a $24 million unfavorable impact from lower interest rates on new and existing retail and wholesale receivables.  The annualized average yield was 6.53 percent for the first nine months of 2011, compared to 6.67 percent for the same period in 2010.

Operating lease revenue for the first nine months of 2011 was $658 million, or $8 million lower than the same period in 2010.  The decrease in operating lease revenue was due to a $29 million unfavorable impact from lower average earning assets (operating leases at constant interest rates), partially offset by a $21 million favorable impact from higher interest rates on operating leases.

Other revenue, net, for the first nine months of 2011 was $138 million, an increase of $23 million from the same period in 2010, due to a $32 million favorable change from returned or repossessed equipment, a $30 million favorable impact from fees earned on the committed credit facility entered into during 2011 with Caterpillar and a $13 million increase in miscellaneous other revenue, net, partially offset by a $52 million decrease in Interest income on Notes Receivable from Caterpillar.  Other revenue, net, items were as follows:

(Millions of dollars)	Nine Months Ended September 30,
	2011	2010
Finance receivable and operating lease fees (including late charges)	$52	$52
Fees on credit facility with Caterpillar	30	-
Net gain/(loss) on returned or repossessed equipment	23	(9)
Miscellaneous other revenue, net	22	9
Interest income on Notes Receivable from Caterpillar	11	63
Total Other revenue, net	$138	$115

EXPENSES
Interest expense for the first nine months of 2011 was $624 million, a decrease of $72 million from the same period in 2010.  This decrease was primarily due to a reduction of 34 basis points in the average cost of borrowing to 3.47 percent for the nine months of 2011, down from 3.81 percent for the first nine months of 2010, and the impact of a 1 percent decrease in average borrowings.

Depreciation expense on equipment leased to others was $520 million, up $2 million over the first nine months of 2010.

General, operating and administrative expenses were $296 million for the first nine months of 2011, compared to $260 million for the same period in 2010.  The increase was due to increases in labor costs and other operating expenses.  There were 1,661 full-time employees as of September 30, 2011, compared to 1,562 as of September 30, 2010.

The Provision for credit losses was $124 million for the first nine months of 2011, down $36 million from the first nine months of 2010, due to a $29 million decrease in the provision expense related to finance receivables as a result of improved portfolio health, partially offset by the impact of portfolio growth and a $7 million decrease in the provision expense for miscellaneous receivables.  The Allowance for credit losses as of September 30, 2011 was 1.49 percent of net finance receivables compared to 1.61 percent as of September 30, 2010.  See Note 4A of Notes to Consolidated Financial Statements for further discussion.

UNAUDITED

Other expenses were $21 million for the first nine months of 2011, compared to $34 million for the same period in 2010.  The decrease was primarily attributable to lower expenses related to repossessions.

Other income (expense) for the first nine months of 2011 was expense of $5 million, compared to income of $4 million for the same period in 2010.  The decrease in Other income (expense) was due to an $18 million unfavorable impact from interest rate derivatives contracts, partially offset by a $6 million improvement in net currency exchange loss and a $3 million increase in other miscellaneous income.  Other income (expense) items were as follows:

(Millions of dollars)	Nine Months Ended
	September 30,
	2011		2010
Net gain/(loss) from interest rate derivatives	$	(7)	$11

Currency exchange gain/(loss)		11	(30)
Net gain/(loss) on undesignated foreign exchange contracts (including forward points)		(12)	23
Net currency exchange loss		(1)	(7)

Other miscellaneous income		3	-
Total Other income (expense)	$	(5)	$4

The Provision for income taxes was $98 million for the first nine months of 2011, reflecting an estimated annual effective tax rate of 25 percent compared to 24 percent in the third quarter of 2010 and 19 percent for the full year of 2010.  The increase from the full-year 2010 effective tax rate is primarily due to expected changes in the geographic mix of pre-tax profits and the absence of $22 million of benefits included in the 2010 full-year effective tax rate related to prior years. The 2011 estimated annual effective tax rate is expected to be less than the U.S. corporate tax rate of 35 percent primarily due to profits in tax jurisdictions with lower tax rates.

PROFIT
As a result of the performance discussed above, profit was $283 million for the first nine months of 2011, up $75 million, or 36 percent, from the first nine months of 2010.

REVIEW OF CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

ASSETS
Total assets were $29.465 billion as of September 30, 2011, an increase of $713 million, or 2 percent, from December 31, 2010, principally due to an increase in net finance receivables, partially offset by a decrease in cash and cash equivalents.

During the nine months ended September 30, 2011, new retail financing was $8.3 billion, an increase of $1.6 billion, or 23 percent, from the same period in 2010.  The increase was primarily related to improvements in our Asia-Pacific and Mining and North America operating segments.

UNAUDITED

Total Off-Balance Sheet Managed Assets
We manage and service receivables and leases that have been transferred through securitization or sale.  These transactions provide a source of liquidity and allow us to mitigate the concentration of credit risk with certain customers.  These receivables and leases are not available to pay our creditors.

Off-balance sheet managed assets were as follows:

(Millions of dollars)	September 30,	December 31,
	2011	2010
Other Managed Assets
Retail finance leases	$113	$109
Retail installment sale contracts	42	73
Operating leases	18	36
Retail notes receivable	7	7
Total off-balance sheet managed assets	$180	$225

TOTAL PAST DUE FINANCE AND RENTS RECEIVABLES
At the end of the third quarter of 2011, past dues were 3.54 percent, a decrease from 3.73 percent at the end of the second quarter of 2011, 3.87 percent at the end of 2010 and 4.88 percent at the end of the third quarter of 2010.  Write-offs, net of recoveries, were $120 million for the nine months ended September 30, 2011, down from $176 million for the same period in 2010.

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

We continued to experience favorable liquidity conditions and market access across all key global funding markets during the third quarter of 2011.  Commercial Paper (CP) market liquidity and pricing continued to be very favorable, with $2.6 billion in CP balances outstanding at quarter-end supported by a $6.5 billion revolving credit facility. During the third quarter of 2011, we issued term debt in three global markets, including $773 million in the U.S., RMB 2.3 billion in Hong Kong, and ARS 56.3 million in Argentina.  To maintain a strong liquidity position, we held cash balances at the end of the third quarter of 2011 totaling $1.5 billion.

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

Total borrowings outstanding as of September 30, 2011 were $24.948 billion, an increase of $1.134 billion over December 31, 2010, due to increasing portfolio balances.  Outstanding borrowings were as follows:

(Millions of dollars)	September 30, 2011	December 31, 2010
Medium-term notes, net of unamortized discount	$19,810	$17,681
Commercial paper, net of unamortized discount	2,550	2,710
Bank borrowings – long-term	1,590	1,603
Bank borrowings – short-term	455	479
Variable denomination floating rate demand notes	543	663
Secured borrowings	-	78
Notes payable to Caterpillar	-	600
Total outstanding borrowings	$24,948	$23,814

UNAUDITED

Medium-term notes
We issue medium-term unsecured notes through securities dealers or underwriters in the U.S., Canada, Europe, Australia, Japan, Hong Kong, Argentina and Mexico to both retail and institutional investors.  These notes are offered in several currencies and with a variety of maturities.  These notes are senior unsecured obligations of the Company.  Medium-term notes outstanding as of September 30, 2011, mature as follows:

(Millions of dollars)
2011	$406
2012	4,330
2013	5,083
2014	4,026
2015	875
Thereafter	5,090
Total	$19,810

Medium-term notes issued totaled $4.601 billion and redeemed totaled $2.487 billion for the nine months ended September 30, 2011.

Commercial paper
We issue unsecured commercial paper in the U.S., Europe and other international capital markets.  These short-term promissory notes are issued on a discounted basis and are payable at maturity.

Revolving credit facilities
We have three global credit facilities with a syndicate of banks totaling $8.5 billion (Credit Facility) available in the aggregate to both Caterpillar and us to support our commercial paper programs in the event those programs become unavailable and for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of September 30, 2011 was $6.5 billion.

•	In September 2011, we renewed the 364-day facility. The amount was decreased from $3.52 billion to $2.55 billion and expires in September 2012.

•	In September 2011, we replaced the $1.62 billion five-year facility expiring in September 2012 with a five-year facility of $3.86 billion that expires in September 2016.

•	The four-year facility of $2.09 billion expires in September 2014.

At September 30, 2011, Caterpillar’s consolidated net worth was $18.62 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined as the consolidated stockholder’s equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income/(loss).

At September 30, 2011, our covenant interest coverage ratio was 1.55 to 1.  This is above the 1.15 to 1 minimum ratio calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended.

UNAUDITED

In addition, at September 30, 2011, our covenant leverage ratio was 7.69 to 1.  This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31 required by the Credit Facility.

In the event that either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the bank group may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings.  At September 30, 2011, there were no borrowings under the Credit Facility.

Bank borrowings
Credit lines with banks as of September 30, 2011 totaled $3.77 billion.  These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements.  The remaining available credit commitments may be withdrawn any time at the lenders' discretion.  As of September 30, 2011, we had $2.05 billion outstanding against these credit lines compared to $2.08 billion as of December 31, 2010, and were in compliance with all debt covenants under these credit lines.

Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction.  We do not hold reserves to fund the payment of the demand notes.  The notes are offered on a continuous basis by prospectus only.

Notes receivable from/payable to Caterpillar
Under our variable amount lending agreements and other notes receivable with Caterpillar, we may borrow up to $2.14 billion from Caterpillar, and Caterpillar may borrow up to $1.62 billion from us.  The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice.  We had notes receivable of $333 million outstanding under these agreements as of September 30, 2011, compared to notes payable of $600 million and notes receivable of $278 million as of December 31, 2010.

In addition, during the first quarter of 2011, we entered into a $2 billion committed credit facility with Caterpillar, which expires in February 2019.  We receive a fee from Caterpillar based on amounts drawn under the credit facility and a commitment fee for the undrawn amounts under the credit facility.  At September 30, 2011, there were no borrowings under this credit facility.

Secured borrowings
Secured borrowings primarily include the debt related to the asset-backed securitization entities, which were consolidated on January 1, 2010.

OFF-BALANCE SHEET ARRANGEMENTS
We lease all of our facilities.  In addition, we have guarantees with third parties of $139 million as of September 30, 2011.

CASH FLOWS
Operating cash flow was $794 million in the first nine months of 2011, compared with $637 million for the same period a year ago.  Net cash used for investing activities was $1.68 billion for the first nine months of 2011, compared with a source of cash of $744 million for the same period in 2010.  This change is primarily due to higher additions to finance receivables, partially offset by higher collections.  The increased activity is primarily due to higher purchases of trade receivables from Caterpillar and subsequent collections of those receivables.  Net cash provided by financing activities was $614 million for the first nine months of 2011, compared with a use of cash of $2.53 billion for the same period in 2010, primarily related to higher funding requirements, partially offset by the net impact of intercompany borrowings.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q may be considered "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995.  These statements may relate to future events or our future financial performance, which may involve known and unknown risks and uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by any forward-looking statements.  From time to time, we may also provide forward-looking statements in oral presentations to the public or in other materials we issue to the public.  Forward-looking statements give current expectations or forecasts of future events about the company.  You may identify these statements by the fact that they do not relate to historical or current facts and may use words such as "believes," "expects," "estimates," "anticipates," "will," "should," "plan," "project," "intend," "could" and similar words or phrases.  These statements are only predictions.  Actual events or results may differ materially due to factors that affect international businesses, including changes in economic conditions and challenges in the global financial and credit markets, and change in laws and regulations (including regulations implemented under the Dodd-Frank Wall Street Reform and Consumer Protection Act) and political stability, as well as factors specific to Cat Financial and the markets we serve, including the market’s acceptance of our products and services, the creditworthiness of our customers, interest rate and currency rate fluctuations and estimated residual values of leased equipment.  These risk factors may not be exhaustive.  We operate in a continually changing business environment and new risk factors emerge from time to time.  We cannot predict these new risk factors, nor can we assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements.  Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.  Moreover, we do not assume responsibility for the accuracy and completeness of those statements.  Forward-looking statements are qualified in their entirety by reference to the factors discussed under the captions "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K filed with the Securities and Exchange Commission (SEC) on February 22, 2011, as supplemented in our Form 10-Q filings with the SEC on May 9, 2011, August 4, 2011, and in this Form 10-Q filing.  We do not undertake to update our forward-looking statements.

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

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

10.5
Amendment No. 1 to the 2010 Four-Year Credit Agreement among the Company, Caterpillar, Caterpillar Finance Corporation, Caterpillar International Finance Limited, the Banks named therein, the Local Currency Banks named therein, the Japan Local Currency Banks named therein, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Citibank International PLC and Citibank, N.A. (incorporated by reference from Exhibit 99.7 to the Company’s Current Report on Form 8-K, filed September 16, 2011).

10.6
Five-Year Credit Agreement, dated as of September 15, 2011 (2011 Five-Year Credit Agreement), among the Company, Caterpillar, Caterpillar International Finance Limited, Caterpillar Finance Corporation, certain financial institutions named therein, Citibank, N.A., Citibank International PLC, The Bank of Tokyo-Mitsubishi UFJ Ltd., Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, (incorporated by reference from Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed September 16, 2011).

10.7
Local Currency Addendum to the 2011 Five-Year Credit Agreement among the Company, Caterpillar International Finance Limited, the Local Currency Banks named therein, Citibank, N.A. and Citibank International PLC (incorporated by reference from Exhibit 99.5 to the Company’s Current Report on Form 8-K, filed September 16, 2011).

10.8
Japan Local Currency Addendum to the 2011 Five-Year Credit Agreement among the Company, Caterpillar Finance Corporation, the Japan Local Currency Banks named therein, Citibank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (incorporated by reference from Exhibit 99.6 to the Company’s Current Report on Form 8-K, filed September 16, 2011).

10.9
364-Day Credit Agreement dated September 15, 2011 (2011 364-Day Credit Agreement) among the Company, Caterpillar, Caterpillar International Finance Limited, Caterpillar Finance Corporation, certain financial institutions named therein, Citibank, N.A., Citibank International PLC, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed September 16, 2011).

10.10
Local Currency Addendum to the 2011 364-Day Credit Agreement among the Company, Caterpillar International Finance Limited, the Local Currency Banks named therein, Citibank, N.A. and Citibank International PLC (incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed September 16, 2011).

10.11
Japan Local Currency Addendum to the 2011 364-Day Credit Agreement among the Company, Caterpillar Finance Corporation, the Japan Local Currency Banks named therein, Citibank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (incorporated by reference from Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed September 16, 2011).

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

Caterpillar Financial Services Corporation
(Registrant)
Date: November 4, 2011	By: /s/ Steven R. Elsesser
Steven R. Elsesser, Controller

Date: November 4, 2011	By: /s/ Kent M. Adams
Kent M. Adams, President, Director and Chief Executive Officer