Form 10-K
period 2011-12-31
CATERPILLAR FINANCIAL SERVICES CORP
filed 2012-02-21
CIK 764764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2011

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________.
Commission File No. 001-11241
CATERPILLAR FINANCIAL SERVICES CORPORATION (Exact name of Registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	37-1105865 (I.R.S. Employer Identification No.)
2120 West End Ave., Nashville, Tennessee (Address of principal executive offices)	37203-0001 (Zip Code)
Registrant's telephone number, including area code: (615) 341-1000

The Registrant is a wholly-owned subsidiary of Caterpillar Inc. and meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K, and is therefore filing this Form with the reduced disclosure format.

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Medium-Term Notes, Series G, 2.05% Notes Due 2016	New York Stock Exchange
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

Large accelerated filer [    ]     Accelerated filer [    ]     Non-accelerated filer [✓]     Smaller reporting company [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [    ]   No [✓]

As of February 21, 2012, one share of common stock of the registrant was outstanding, which is owned by Caterpillar Inc.

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

Nature of Operations

Our primary business is to provide retail and wholesale financing alternatives for Caterpillar products to customers and dealers around the world.  Such retail financing is primarily comprised of financing of Caterpillar equipment, machinery and engines.  In addition, we also provide financing for vehicles, power generation facilities and marine vessels that, in most cases, incorporate Caterpillar products.  We also provide wholesale financing to Caterpillar dealers and purchase short-term receivables from Caterpillar.  The various financing plans offered by Cat Financial are primarily designed to increase the opportunity for sales of Caterpillar products and generate financing income for Cat Financial.  A significant portion of our activities is conducted in North America.  However, we have additional offices and subsidiaries in Asia/Pacific, Europe and Latin America.  We have more than 30 years of experience in providing financing for Caterpillar products, contributing to our knowledge of asset values, industry trends, product structuring and customer needs.

The Company’s retail leases and installment sale contracts (totaling 50 percent*) include:

•
Tax leases that are classified as either operating or finance leases for financial accounting purposes, depending on the characteristics of the lease.  For tax purposes, we are considered the owner of the equipment (14 percent*).

•
Finance (non-tax) leases, where the lessee for tax purposes is considered to be the owner of the equipment during the term of the lease, that either require or allow the customer to purchase the equipment for a fixed price at the end of the term (20 percent*).

•	Installment sale contracts, which are equipment loans that enable customers to purchase equipment with a down payment or trade-in and structure payments over time (15 percent*).

•	Governmental lease-purchase plans in the U.S. that offer low interest rates and flexible terms to qualified non-federal government agencies (1 percent*).

The Company’s wholesale notes receivable, finance leases and installment sale contracts (totaling 18 percent*) include:

•	Inventory/rental programs, which provide assistance to dealers by financing their new Caterpillar inventory and rental fleets (7 percent*).

•	Short-term receivables we purchase from Caterpillar at a discount (11 percent*).

The Company’s retail notes receivable (32 percent*) include:

•	Loans that allow customers and dealers to use their Caterpillar equipment or other assets as collateral to obtain financing.

*Indicates the percentage of total portfolio as of December 31, 2011.  We define total portfolio as total net finance receivables plus equipment on operating leases, less accumulated depreciation.  For more information on the above and our concentration of credit risk, please refer to Note 4 of Notes to Consolidated Financial Statements.

Competitive Environment

We operate in a highly competitive environment, with financing for users of Caterpillar equipment available through a variety of sources, principally commercial banks and finance and leasing companies.  Our competitors include Wells Fargo Equipment Finance Inc., General Electric Capital Corporation and various other banks and finance companies.  In addition, many of the manufacturers that compete with Caterpillar also own financial subsidiaries such as Volvo Financial Services, Komatsu Financial L.P. and John Deere Capital Corporation that utilize below-market interest rate programs (subsidized by the manufacturer) to assist machine sales.  We work with Caterpillar to provide a broad array of financial merchandising programs around the world to meet these competitive offers.

We provide financing only when acceptable criteria are met.  Credit decisions are based upon, among other factors, the customer's credit history, financial strength and intended use of equipment.  We typically maintain a security interest in retail financed equipment and require physical damage insurance coverage on financed equipment.  We continue to finance a significant portion of Caterpillar dealers' sales and inventory of Caterpillar products throughout the world (see Note 14 of Notes to Consolidated Financial Statements for more information regarding our segments and geographic areas).  We participate in certain marketing programs sponsored by Caterpillar and/or Caterpillar dealers that allow us to offer financing to customers at interest rates that are below-market rates through subsidies from Caterpillar and/or Caterpillar dealers.  Under these programs, Caterpillar, or the dealer, subsidizes an amount at the outset of the transaction, which we then recognize as revenue over the term of the financing.  These marketing programs provide us with a significant competitive advantage in financing Caterpillar products.

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

Employment

As of December 31, 2011, the Company had 1,670 full-time employees, an increase of 6 percent from December 31, 2010.

Available Information

The Company files electronically with the Securities and Exchange Commission (SEC) required reports on Form 8-K, Form 10-Q, Form 10-K and registration statements on Form S-3 and other forms or reports as required.  The public may read and copy any materials the Company has filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site (www.sec.gov) that contains reports, proxies and information statements and other information regarding issuers that file electronically with the SEC.  Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished with the SEC are available free of charge through Caterpillar’s Internet site (www.caterpillar.com/secfilings) as soon as reasonably practicable after filing with the SEC.  Copies may also be obtained free of charge by writing to:  Legal Dept., Caterpillar Financial Services Corporation, 2120 West End Ave., Nashville, Tennessee 37203-0001.  In addition, the public may obtain more detailed information about our parent company, Caterpillar Inc. (together with its subsidiaries, "Caterpillar" or "Cat") by visiting its Internet site (www.caterpillar.com).  None of the information contained at any time on our Internet site, Caterpillar’s or the SEC’s Internet sites are incorporated by reference into this document.

Item 1A.	Risk Factors.

The statements in this section describe the most significant risks to our business and may contain "forward-looking statements" that are subject to the caption "CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS" presented prior to Item 1 of this report.  The statements in this section should also be considered carefully in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the "Notes to Consolidated Financial Statements" to this Form 10-K.  The risk factors described below are a cautionary discussion of risks, uncertainties and assumptions that we believe are significant to our business. These are factors that, individually or in the aggregate, we believe could make our actual results differ materially from expected or past results. Because it is impossible to predict or identify all such factors, the following factors should not be considered to be a complete discussion of risks and uncertainties.

Disruptions or volatility in global financial markets could adversely impact the industries and markets in which we serve and operate

Global economic conditions may cause volatility and disruptions in the capital and credit markets. Should global economic conditions deteriorate or access to credit markets be reduced, we could experience reduced levels of liquidity and increased credit spreads in the markets we serve.  During the last global economic downturn, financial markets decreased the availability of liquidity, credit and credit capacity for certain issuers, including certain of our customers and Caterpillar dealers and suppliers.  Although we generally generate significant funds from our operations, continuing to meet our cash requirements over the long-term could require substantial liquidity and access to sources of funds, including capital and credit markets.  We have continued to maintain access to key global medium-term note and commercial paper markets, but there can be no assurance that such markets will continue to represent a reliable source of financing.  If global economic conditions were to deteriorate, we could face materially higher financing costs, become unable to access adequate funding to operate and grow our business and/or meet our debt service obligations as they mature, and we could be required to draw upon contractually committed lending agreements primarily provided by global banks and/or by seeking other funding sources.  However, under extreme market conditions, there can be no assurance that such agreements and other funding sources would be available or sufficient.  Any of these events could negatively impact our business, results of operations and financial condition.

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

Central banks and other policy arms of many countries may take actions to vary the amount of liquidity and credit available in an economy.  Changes in liquidity and credit policies could impact the customers and markets we serve or our suppliers, which could adversely impact our business, results of operations and financial condition.

Government policies on taxes and spending also affect our business.  Throughout the world, government spending finances a significant portion of infrastructure development, such as highways, airports, sewer and water systems and dams.  Tax regulations determine depreciation lives and the amount of money users of our products can retain, both of which influence investment decisions.  Unfavorable developments, such as declines in government revenues, decisions to reduce public spending or increases in taxes, could negatively impact our results.

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

Changes in interest rates, foreign currency exchange rates or market liquidity conditions could adversely affect our earnings and/or cash flow

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

An increase in delinquencies, repossessions or net losses could adversely affect our results

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

A decrease in the residual value of the equipment that we finance could adversely affect our results

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

The success of our business depends upon the demand for Caterpillar’s products

Our business is largely dependent upon the demand for Caterpillar’s products and customers’ willingness to enter into financing or leasing agreements, which may be negatively affected by challenging global economic conditions.  As a result, a significant and prolonged decrease in demand could have a material adverse effect on our business, financial condition, results of operations and cash flows.  Our primary business is to provide retail and wholesale financing alternatives for Caterpillar products to customers and Caterpillar dealers.  The demand for Caterpillar’s products and our products and services is influenced by a number of factors, including:

•	General world economic conditions and the level of mining, construction and manufacturing activity;

•	Changes and uncertainties in the monetary and fiscal policies of various governmental and regulatory entities;

•	Fluctuations in demand and prices for certain commodities;

•	Fluctuations in currency exchange rates and interest rates;

•	Political, economic and legislative changes;

•	Caterpillar’s ability to produce products that meet the customer’s needs;

•	Caterpillar’s ability to maintain key dealer relationships;

•	The ability of Caterpillar dealers to sell Caterpillar products and their practices regarding inventory control; and

•	Changes in pricing policies by Caterpillar or its competitors.

Any significant adverse changes to these factors could negatively impact our results.

Changes in the marketing, operational or administrative support that we receive from Caterpillar could adversely affect our results

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

Changes in financial regulation legislation could adversely impact the company and its results of operations and financial condition

The U.S. Dodd–Frank Wall Street Reform and Consumer Protection Act was signed into law in July 2010 and includes extensive provisions regulating the financial services industry. We continue to monitor and evaluate the impact of this legislation, as regulators continue to propose, adopt and enforce the implementing rules.  We are also monitoring other U.S. and international initiatives to further regulate the financial services industry.  If the Dodd-Frank rules, as implemented, or other laws or regulations impose significant costs or restrictions on the company, we could experience an adverse effect on our results of operations and financial condition.

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

Restrictive covenants in our debt agreements could limit our financial and operating flexibility

Cat Financial and our subsidiaries have agreements under which we borrow or have the ability to borrow funds for use in our respective businesses that are utilized primarily to support our commercial paper program and other general corporate purposes.  Certain of these agreements include covenants relating to our financial performance.  The two most significant financial covenants included in these agreements are: (1) a leverage ratio covenant that requires us to maintain a ratio of consolidated debt to consolidated net worth of not greater than 10 to 1, calculated (i) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (ii) at each December 31; and (2) an interest coverage ratio that requires us to maintain a ratio of (i) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (ii) interest expense of not less than 1.15 to 1, in each case, calculated at the end of each calendar quarter for the rolling four-quarter period then most recently ended for us and our subsidiaries on a consolidated basis in accordance with generally accepted accounting principles.  In addition, we are restricted in a number of our agreements from terminating, amending or modifying our support agreement with Caterpillar.  We are also restricted in our ability to incur secured indebtedness or consolidate, merge or sell assets.  Similarly, we are also bound by covenants in various agreements that involve Caterpillar and its obligation to maintain a consolidated net worth of not less than $9 billion at all times during each fiscal year.

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

Changes in accounting guidance could have an adverse effect on our results of operations, as reported in our financial statements

Our consolidated financial statements are subject to the application of GAAP, which is periodically revised and/or expanded.  Accordingly, from time to time we are required to adopt new or revised accounting guidance and related interpretations issued by recognized authoritative bodies, including the Financial Accounting Standards Board and the SEC.  Market conditions have prompted accounting standard setters to issue new guidance, which further interprets or seeks to revise accounting pronouncements related to various transactions, as well as to issue new guidance expanding disclosures.  The impact of accounting pronouncements that have been issued but not yet implemented is disclosed in our annual and quarterly reports on Form 10-K and Form 10-Q.  An assessment of proposed guidance is not provided, as such proposals are subject to change through the exposure process and, therefore, their effects on our financial statements cannot be meaningfully assessed.  It is possible that future accounting guidance we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our business, results of operations and financial condition.

Increased IT security threats and more sophisticated computer crime pose a risk to our systems, networks, products and services

We rely upon IT systems and networks in connection with a variety of business activities and we collect and store sensitive data.  Increased IT security threats and more sophisticated computer crime, including advanced persistent threats, pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data.  A failure of or breach in security could expose the company, our customers and Caterpillar dealers and suppliers to risks of misuse of information or systems, the compromising of confidential information, manipulation and destruction of data, defective products, production downtimes and operations disruptions, which in turn could adversely affect our reputation, competitive position, business and results of operations.  In addition, such breaches in security could result in litigation, regulatory action and potential liability and the costs and operational consequences of implementing further data protection measures.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our corporate headquarters are located in Nashville, Tennessee.  We maintain forty-six offices in total, of which ten are located in North America (nine in the U.S. and one in Canada), twenty-two are located in Europe, one is located in the Middle East, nine are located in Asia/Pacific and four are located in Latin America (see Note 14 of Notes to Consolidated Financial Statements for more information regarding our segments and geographic areas).  All of our offices are leased.

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

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our stock is not publicly traded.  Caterpillar Inc. is the owner of our one outstanding share.  Cash dividends of $600 million were paid to Caterpillar in 2011 and 2010.  A cash dividend was neither declared nor paid in 2009.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW:  2011 VS. 2010

We reported revenues of $2.645 billion, an increase of $93 million, or 4 percent, compared with 2010. Profit after tax was $378 million, a $100 million, or 36 percent, increase from 2010.

•
The increase in revenues was principally due to a $76 million favorable impact from higher average earning assets (finance receivables and operating leases at constant interest rates), a $54 million favorable impact from miscellaneous net revenue items and a $49 million favorable change from returned or repossessed equipment. These increases in revenue were partially offset by an $86 million unfavorable impact from lower interest rates on new and existing finance receivables.

•
Profit before income taxes was $504 million for 2011, compared to $329 million for 2010. The increase was principally due to a $54 million favorable impact from miscellaneous net revenue items, a $49 million improvement in net yield on average earning assets, a $49 million favorable change from returned or repossessed equipment, a $37 million decrease in the provision for credit losses and a $28 million favorable impact from higher average earning assets. These increases in pre-tax profit were partially offset by a $54 million increase in general, operating and administrative expense.

•
The provision for income taxes for 2011 reflects an annual tax rate of 25 percent compared to 19 percent in 2010. The 2011 tax rate was reduced by a benefit of $15 million related to prior years, while the 2010 tax rate was reduced by a benefit of $22 million related to prior years. The annual tax rate increased during 2011 primarily due to changes in our geographic mix of pre-tax profits.

•
New retail financing was $11.32 billion, an increase of $1.9 billion, or 20 percent, from 2010. The increase was primarily related to improvements in our Asia/Pacific and Mining and North America operating segments.

•
During 2011, our overall portfolio quality reflected continued improvement. At the end of 2011, past dues were 2.89 percent, down from 3.54 percent at the end of the third quarter of 2011 and 3.87 percent at the end of 2010.

•
Write-offs, net of recoveries, were $158 million for the full-year 2011, compared to $237 million for 2010. Full-year 2011 write-offs, net of recoveries, were 0.70 percent of average annual retail portfolio, compared to 1.04 percent in 2010.

•
At year-end 2011, our allowance for credit losses totaled $369 million or 1.47 percent of net finance receivables, compared with $363 million or 1.57 percent of net finance receivables at year-end 2010. The overall increase of $6 million in allowance for credit losses during the year reflects a $31 million increase in allowance due to an increase in our net finance receivables portfolio, partially offset by a $25 million decrease associated with the lower allowance rate.

2011 VS. 2010

REVENUES
Retail and wholesale revenue for 2011 was $1.590 billion, an increase of $65 million from 2010.  The increase was due to a $101 million favorable impact from higher average earning assets (finance receivables at constant interest rates), partially offset by a $36 million unfavorable impact from lower interest rates on new and existing retail and wholesale receivables.  The annualized average yield was 6.53 percent for 2011, compared to 6.68 percent in 2010.

Operating lease revenue for 2011 was $870 million, a decrease of $15 million from 2010. The decrease in operating lease revenue was due to a $35 million unfavorable impact from lower average earning assets (operating leases at constant interest rates), partially offset by a $20 million favorable impact from higher interest rates on operating leases.

Other revenue, net, for 2011 was $185 million, an increase of $43 million from 2010 primarily due to a $49 million favorable change from returned or repossessed equipment, a $40 million favorable impact from fees earned on the committed credit facility entered into during 2011 with Caterpillar and a $15 million increase in miscellaneous other revenue, net, partially offset by a $57 million decrease in Interest income on Notes Receivable from Caterpillar.  Other revenue, net, items were as follows:

(Millions of dollars)	2011	2010
Finance receivable and operating lease fees (including late charges)	$68	$72
Fees on credit facility with Caterpillar	40	-
Net gain/(loss) on returned or repossessed equipment	33	(16)
Interest income on Notes Receivable from Caterpillar	16	73
Miscellaneous other revenue, net	28	13
Total Other revenue, net	$185	$142

EXPENSES
Interest expense for 2011 was $827 million, a decrease of $90 million from 2010.  This decrease was primarily due to a reduction of 40 basis points in the average cost of borrowing to 3.40 percent for 2011, down from 3.80 percent for 2010, partially offset by the impact of a 1 percent increase in average borrowings.

Depreciation expense on equipment leased to others was $690 million for both 2011 and 2010.

General, operating and administrative expenses were $412 million for 2011, compared to $358 million for 2010.  The increase was due to increases in labor costs and other operating expenses.  There were 1,670 full-time employees as of December 31, 2011, compared to 1,572 as of December 31, 2010.

The Provision for credit losses was $176 million for 2011, down $37 million from 2010 due to a $35 million decrease in the provision expense related to finance receivables as a result of improved portfolio health, partially offset by the impact of portfolio growth and a $2 million decrease in the provision expense for miscellaneous receivables.  The Allowance for credit losses as of December 31, 2011 was 1.47 percent of net finance receivables compared to 1.57 percent as of December 31, 2010.  See Note 2B of Notes to Consolidated Financial Statements for further discussion.

Other expenses were $27 million for 2011, compared to $47 million for 2010.  The decrease was primarily attributable to fewer repossessions.

Other income (expense) for 2011 was expense of $9 million, compared to income of $2 million for 2010.  The decrease in Other income (expense) was due to a $17 million unfavorable impact from interest rate derivatives contracts, partially offset by a $3 million improvement in net currency exchange loss and a $3 million increase in other miscellaneous income.  Other income (expense) items were as follows:

(Millions of dollars)	2011	2010
Net gain/(loss) from interest rate derivatives	$(7)	$10

Currency exchange gain/(loss)	10	(24)
Net gain/(loss) on undesignated foreign exchange contracts (including forward points)	(15)	16
Net currency exchange loss	(5)	(8)

Other miscellaneous income	3	-
Total Other income (expense)	$(9)	$2

The Provision for income taxes was $111 million for 2011, compared to $40 million for 2010.  The provision for income taxes for 2011 reflects an annual tax rate of 25 percent compared to 19 percent in 2010. The 2011 tax rate was reduced by a benefit of $15 million related to prior years, while the 2010 tax rate was reduced by a benefit of $22 million related to prior years. The annual tax rate increased during 2011 primarily due to changes in our geographic mix of pre-tax profits. See Note 1B of Notes to Consolidated Financial Statements for further discussion.

PROFIT
As a result of the performance discussed above, we had profit of $378 million for 2011, up $100 million, or 36 percent, from 2010.

REVIEW OF CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

ASSETS
Total assets were $30.112 billion as of December 31, 2011, an increase of $1.360 billion, or 5 percent, from December 31, 2010, principally due to an increase in net finance receivables, partially offset by a decrease in cash and cash equivalents.

During 2011, new retail financing was $11.32 billion, an increase of $1.9 billion, or 20 percent, from 2010. The increase was primarily related to improvements in our Asia/Pacific and Mining and North America operating segments.

Total Off-Balance Sheet Managed Assets
We manage and service receivables and leases that have been transferred through securitization or sale.  These transactions provide a source of liquidity and allow us to mitigate the concentration of credit risk with certain customers.  These receivables/leases are not available to pay our creditors.

Off-balance sheet managed assets as of December 31, were as follows:

(Millions of dollars)	2011	2010
Other Managed Assets
Retail finance leases	$133	$109
Retail installment sale contracts	48	73
Retail notes receivable	39	7
Operating leases	15	36
Total off-balance sheet managed assets	$235	$225

TOTAL PAST DUE FINANCE AND RENTS RECEIVABLE
During 2011, our overall portfolio quality reflected continued improvement. At the end of 2011, past dues were 2.89 percent, down from 3.54 percent at the end of the third quarter of 2011 and 3.87 percent at the end of 2010.  Write-offs, net of recoveries, were $158 million for the full-year 2011, compared to $237 million for 2010. Full-year 2011 write-offs, net of recoveries, were 0.70 percent of average annual retail portfolio, compared to 1.04 percent in 2010.

FOURTH QUARTER 2011 VS. FOURTH QUARTER 2010

CONSOLIDATED STATEMENTS OF PROFIT
(Unaudited)
(Dollars in Millions)

	Three Months Ended
	December 31,
	2011	2010
Revenues:
Retail finance	$325	$323
Operating lease	212	219
Wholesale finance	78	64
Other, net	47	27
Total revenues	662	633

Expenses:
Interest	203	221
Depreciation on equipment leased to others	170	172
General, operating and administrative	116	98
Provision for credit losses	52	53
Other	6	13
Total expenses	547	557

Other income (expense)	(4)	(2)

Profit before income taxes	111	74

Provision for income taxes	13	1

Profit of consolidated companies	98	73

Less: Profit attributable to noncontrolling interests	3	3

Profit1	$95	$70

1Profit attributable to Caterpillar Financial Services Corporation.

REVIEW OF CONSOLIDATED STATEMENTS OF PROFIT

THREE MONTHS ENDED DECEMBER 31, 2011 VS. THREE MONTHS ENDED DECEMBER 31, 2010

REVENUES
Retail and wholesale revenue for the fourth quarter of 2011 was $403 million, an increase of $16 million from the same period in 2010.  The increase was due to a $28 million favorable impact from higher average earning assets (finance receivables at constant interest rates), partially offset by a $12 million unfavorable impact from lower interest rates on new and existing retail and wholesale receivables.  The annualized average yield was 6.53 percent for the fourth quarter of 2011, compared to 6.72 percent for the fourth quarter of 2010.

Operating lease revenue was $212 million for the fourth quarter of 2011, a decrease of $7 million from the same period in 2010.  The decrease in operating lease revenue was due to a $6 million unfavorable impact from lower average earning assets (operating leases at constant interest rates) and a $1 million unfavorable impact from lower interest rates on operating leases.

Other revenue, net, for the fourth quarter of 2011 was $47 million, compared to $27 million in the fourth quarter of 2010.  This $20 million increase was primarily due to a $17 million favorable change from returned or repossessed equipment and a $10 million favorable impact from fees earned on the committed credit facility entered into during 2011 with Caterpillar, partially offset by a $5 million decrease in Interest income on Notes Receivable from Caterpillar.  Other revenue, net, items were as follows:

(Millions of dollars)	Three Months Ended December 31,
	2011	2010
Finance receivable and operating lease fees (including late charges)	$16	$20
Fees on credit facility with Caterpillar	10	-
Net gain/(loss) on returned or repossessed equipment	10	(7)
Interest income on Notes Receivable from Caterpillar	5	10
Miscellaneous other revenue, net	6	4
Total Other revenue, net	$47	$27

EXPENSES
Interest expense for the fourth quarter of 2011 was $203 million, a decrease of $18 million from the same period in 2010.  This decrease was primarily due to a reduction of 58 basis points in the average cost of borrowing to 3.20 percent for 2011, down from 3.78 percent for 2010, partially offset by the impact of an 8 percent increase in average borrowings.

Depreciation expense on equipment leased to others was $170 million, down $2 million from the fourth quarter of 2010.

General, operating and administrative expenses were $116 million for the fourth quarter of 2011, compared to $98 million for the same period in 2010.  The increase was due to increases in labor costs and other operating expenses.  There were 1,670 full-time employees as of December 31, 2011, compared to 1,572 as of December 31, 2010.

The Provision for credit losses was $52 million for the fourth quarter of 2011, down $1 million from the fourth quarter of 2010 due to a $6 million decrease in the provision expense related to finance receivables as a result of improved portfolio health, partially offset by the impact of portfolio growth, partially offset by a $5 million increase in the provision expense for miscellaneous receivables.  The Allowance for credit losses as of December 31, 2011 was 1.47 percent of net finance receivables compared to 1.57 percent as of December 31, 2010.  See Note 2B of Notes to Consolidated Financial Statements for further discussion.

Other expenses were $6 million for the fourth quarter of 2011, compared to $13 million for the fourth quarter of 2010. The decrease was primarily attributable to fewer repossessions.

Other income (expense) was expense of $4 million for the fourth quarter of 2011, compared to expense of $2 million for the same period in 2010.  The decrease in Other income (expense) was primarily due to a $3 million unfavorable impact in net currency exchange losses.  Other income (expense) items were as follows:

(Millions of dollars)	Three Months Ended
	December 31,
	2011	2010
Net gain/(loss) from interest rate derivatives	$-	$(1)

Currency exchange gain/(loss)	(1)	6
Net gain/(loss) on undesignated foreign exchange contracts (including forward points)	(3)	(7)
Net currency exchange loss	(4)	(1)

Total Other income (expense)	$(4)	$(2)

The Provision for income taxes was $13 million for the fourth quarter of 2011, compared to $1 million for the fourth quarter of 2010.  The provision for income taxes in the fourth quarter reflects an annual tax rate of 25 percent compared to 19 percent in 2010.  The annual tax rate increased primarily due to changes in our geographic mix of pre-tax profits. Additionally, the 2011 fourth quarter provision for income taxes included a benefit of $18 million related to prior years.  The 2010 fourth quarter provision for income taxes included a $13 million benefit related to a decrease in the 2010 estimated annual effective tax rate.  See Note 1B of Notes to Consolidated Financial Statements for further discussion.

PROFIT
As a result of the performance discussed above, we had profit of $95 million for the fourth quarter of 2011, up $25 million, or 36 percent, from the fourth quarter of 2010.

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

General, operating and administrative expenses were $358 million for 2010, compared to $325 million for 2009.  The increase was primarily due to an increase in the provision related to incentive pay.  In 2009, short-term incentive compensation plans, which are tied to Caterpillar results, did not meet the earnings threshold, and no expense was incurred.  There were 1,572 full-time employees as of December 31, 2010, compared to 1,534 as of December 31, 2009.

The Provision for credit losses was $213 million for 2010, down $18 million from 2009.  The Allowance for credit losses as of December 31, 2010 was 1.57 percent of net finance receivables compared to 1.64 percent as of December 31, 2009.  See Note 2B of Notes to Consolidated Financial Statements for further discussion.

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

During 2010, new retail financing was $9.46 billion, an increase of $1.8 billion, or 24 percent, from 2009.  The increase was primarily related to improvement in our North America, Asia/Pacific and Mining, and Europe and Global Power Finance (GPF) operating segments.

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

Allowance for Credit Losses
Management’s ongoing evaluation of the adequacy of the Allowance for credit losses considers both impaired and unimpaired finance receivables and takes into consideration past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and current economic conditions.  In estimating probable credit losses, we review accounts that are past due, non-performing, in bankruptcy or otherwise identified as at-risk for potential credit loss including accounts which have been modified.  Accounts are identified as at-risk for potential credit loss using information available about the customer, such as financial statements, news reports and published credit ratings, as well as general information regarding industry trends and the economic environment in which our customers operate.

The Allowance for credit losses attributable to specific accounts is based on the most probable source of repayment, which is normally the liquidation of collateral.  In determining collateral value, we estimate the current fair market value of the collateral and consider credit enhancements such as additional collateral and contractual third-party guarantees. The Allowance for credit losses attributable to the remaining accounts is a general allowance based upon the risk in the portfolio primarily using probabilities of default and an estimate of associated losses.  In addition, qualitative factors not able to be fully captured in previous analysis including industry trends, macroeconomic factors and model imprecision are considered in the evaluation of the adequacy of the Allowance for credit losses.  These qualitative factors are subjective and require a degree of management judgment.

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

BORROWINGS
Borrowings consist primarily of medium-term notes, commercial paper, variable denomination floating rate demand notes and bank borrowings, the combination of which is used to manage interest rate risk and funding requirements.  (Please refer to Notes 5, 6, 7 and 8 of Notes to Consolidated Financial Statements for additional discussion.)

Total borrowings outstanding as of December 31, 2011, were $25.526 billion, an increase of $1.712 billion over December 31, 2010, due to increasing portfolio balances.  Outstanding borrowings as of December 31, consisted of:

(Millions of dollars)	2011	2010
Medium-term notes, net of unamortized discount	$20,048	$17,681
Commercial paper, net of unamortized discount	2,818	2,710
Bank borrowings – long-term	1,583	1,603
Bank borrowings – short-term	527	479
Variable denomination floating rate demand notes	550	663
Notes payable to Caterpillar	-	600
Secured borrowings	-	78
Total outstanding borrowings	$25,526	$23,814

Medium-term notes
We issue medium-term unsecured notes through securities dealers or underwriters in the U.S., Canada, Europe, Australia, Japan, Hong Kong, Argentina, and Mexico to both retail and institutional investors.  These notes are offered in several currencies and with a variety of maturities.  These notes are senior unsecured obligations of the Company.  Medium-term notes outstanding as of December 31, 2011, mature as follows:

(Millions of dollars)
2012	$4,348
2013	5,408
2014	4,458
2015	877
2016	1,731
Thereafter	3,226
Total	$20,048

Medium-term notes issued totaled $5.6 billion and redeemed totaled $3.2 billion for the year ended December 31, 2011.

Commercial paper
We issue unsecured commercial paper in the U.S., Europe and other international capital markets.  These short-term promissory notes are issued on a discounted basis and are payable at maturity.

Revolving credit facilities
We have three global credit facilities with a syndicate of banks totaling $8.5 billion (Credit Facility) available in the aggregate to both Caterpillar and us to support our commercial paper programs in the event those programs become unavailable and for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of December 31, 2011 was $6.5 billion.

•	The 364-day facility of $2.55 billion expires in September 2012.

•	The five-year facility of $3.86 billion expires in September 2016.

•	The four-year facility of $2.09 billion expires in September 2014.

At December 31, 2011, Caterpillar’s consolidated net worth was $19.50 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined as the consolidated stockholder’s equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income/(loss).

At December 31, 2011, our covenant interest coverage ratio was 1.60 to 1.  This is above the 1.15 to 1 minimum ratio calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended.

In addition, at December 31, 2011, both our six-month and year-end covenant leverage ratios were 7.88 to 1.  This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31 required by the Credit Facility.

In the event that either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the bank group may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings.  At December 31, 2011, there were no borrowings under the Credit Facility.

Bank borrowings
Credit lines with banks as of December 31, 2011 totaled $3.82 billion.  These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements.  The remaining available credit commitments may be withdrawn any time at the lenders' discretion.  As of December 31, 2011, we had $2.11 billion outstanding against these credit lines compared to $2.08 billion as of December 31, 2010, and were in compliance with all debt covenants under these credit lines.

Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction.  We do not hold reserves to fund the payment of the demand notes.  The notes are offered on a continuous basis by prospectus only.

Notes receivable from/payable to Caterpillar
Under our variable amount lending agreements and other notes receivable with Caterpillar, we may borrow up to $2.12 billion from Caterpillar, and Caterpillar may borrow up to $1.67 billion from us.  The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice.  We had notes receivable of $327 million outstanding as of December 31, 2011, compared to notes payable of $600 million and notes receivable of $278 million as of December 31, 2010.

In addition, during the first quarter of 2011, we entered into a $2 billion committed credit facility with Caterpillar, which expires in February 2019.  We receive a fee from Caterpillar based on amounts drawn under the credit facility and a commitment fee for the undrawn amounts under the credit facility.  At December 31, 2011, there were no borrowings under this credit facility.

Secured borrowings
Secured borrowings primarily include the debt related to the asset-backed securitization entities, which were consolidated on January 1, 2010.

OFF-BALANCE SHEET ARRANGEMENTS
We lease all of our facilities.  In addition, we have potential payment exposure for guarantees issued to third parties totaling $170 million as of December 31, 2011.  Please refer to Notes 9 and 13 of Notes to Consolidated Financial Statements for further information.

Sales of finance receivables
We also sell individual loans and leases where the purchasers have limited or no recourse to us (see Note 9 of Notes to Consolidated Financial Statements for more information related to one limited indemnity related to the sale of certain retail leases).  In 2011, we received $207 million of cash proceeds from the sale of such assets.

CONTRACTUAL OBLIGATIONS
We have committed cash outflow related to long-term debt, operating lease agreements and purchase obligations.  Minimum payments for these obligations are:

(Millions of dollars)	2012	2013	2014	2015	2016	After 2016	Total
Long-term debt	$5,102	$5,816	$4,664	$987	$1,775	$3,287	$21,631
Operating leases	14	13	11	11	10	42	101
Purchase obligations(1)	26	1	-	-	-	-	27
Interest payable on long-term debt	682	476	302	223	205	455	2,343
Total contractual obligations	$5,824	$6,306	$4,977	$1,221	$1,990	$3,784	$24,102

(1)Represents short-term contractual obligations made in the ordinary course of business for contracted services at December 31, 2011.

These contractual obligations do not include unused commitments and lines of credit for dealers and customers discussed in Note 9 of Notes to Consolidated Financial Statements.

CASH FLOWS
Operating cash flow for 2011 was $1.03 billion compared with $884 million for 2010.  Net cash used in investing activities in 2011 was $2.80 billion, compared to a source of cash of $971 million in 2010.  This change is primarily due to higher additions to finance receivables, partially offset by higher collections. The increased activity is primarily due to higher purchases of trade receivables from Caterpillar and subsequent collections of those receivables. Net cash provided by financing activities in 2011 was $1.24 billion, compared to a use of cash of $2.65 billion in 2010, primarily related to higher funding requirements, partially offset by the net impact of intercompany borrowings.

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

In order to properly manage our sensitivity to changes in interest rates, we measure the potential impact of different interest rate assumptions on pre-tax earnings.  All on-balance sheet positions, including derivative financial instruments, are included in the analysis.  The primary assumptions used in the analysis are that there are no new fixed rate assets or liabilities, the proportion of fixed rate debt to fixed rate assets remains unchanged and the level of floating rate assets and debt remain constant.  An analysis of the December 31, 2011 balance sheet, using these assumptions, estimates the impact of a 100 basis point immediate and sustained parallel rise in interest rates to be a $9 million annual decrease to pre-tax earnings.  Last year, similar assumptions and calculations yielded a potential $18 million adverse impact on 2011 pre-tax earnings.

This analysis does not necessarily represent our current outlook of future market interest rate movement, nor does it consider any actions management could undertake in response to changes in interest rates.  Accordingly, no assurance can be given that actual results would be consistent with the results of our analysis.

Foreign exchange rate risk
In managing foreign currency risk, our objective is to minimize earnings volatility resulting from conversion and the remeasurement of net foreign currency balance sheet positions.  Our policy allows the use of foreign currency forward and option contracts to offset the risk of currency mismatch between our assets and liabilities.  An analysis of the December 31, 2011 balance sheet estimates the impact of a 10 percent change in the value of the U.S. dollar relative to all other currencies, except the Chinese Yuan where a 2 percent change was used, to be a $3 million decrease (given an appreciation in the U.S. dollar) or a $3 million increase (given a depreciation in the U.S. dollar) to pre-tax earnings.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Exchange Act Rule 13a-15(e).  Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on our assessment we concluded that, as of December 31, 2011, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2011, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm.  Their report appears immediately following Management’s Report on Internal Control over Financial Reporting.

Changes in Internal Control Over Financial Reporting
During the fourth quarter, there have been no significant changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 14.	Principal Accounting Fees and Services.

As a wholly-owned subsidiary of Caterpillar Inc., our principal accounting fees and services are subject to Caterpillar Inc.’s Audit Committee pre-approval policies and procedures described in its Proxy Statement.  This Proxy Statement can be located at Caterpillar Inc.’s Internet site (www.caterpillar.com), under Investors, Financial Information.  Other than these policies and procedures, the information contained at that Internet site is not incorporated by reference in this filing.  During 2011, all services provided by the external auditor were pre-approved by Caterpillar’s Audit Committee in accordance with such policy.

Fees paid to our auditor’s firm were comprised of the following:

(Millions of dollars)	2011	2010
Audit fees	$3.6	$3.4
Audit-related fees(1)	.5	.4
Tax fees(2)	.4	.3
Total	$4.5	$4.1

(1)"Audit-related fees" principally include agreed upon procedures for securitizations and accounting consultations.

(2)"Tax fees" include, among other things, statutory tax return preparation and review and advising on the impact of changes in local tax laws.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report.
	1.	Financial Statements
		·	Management's Report on Internal Control Over Financial Reporting
		·	Report of Independent Registered Public Accounting Firm
		·	Consolidated Statements of Profit
		·	Consolidated Statements of Financial Position
		·	Consolidated Statements of Changes in Stockholder’s Equity
		·	Consolidated Statements of Cash Flows
		·	Notes to Consolidated Financial Statements

(b)	Exhibits

3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3.1 to the Company’s Form 10 for the year ended December 31, 1984).
3.2	Bylaws of the Company, as amended (incorporated by reference from Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2005).
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

4.7
First Supplemental Indenture, dated as of October 1, 2005, amending the Indenture dated as of July 15, 1991, between the Company and U.S. Bank Trust National Association (as successor to the former Trustee) (incorporated by reference from Exhibit 4.3 to Amendment No. 5 to the Company’s Registration Statement on Form S-3 filed October 20, 2005, Commission File No. 333-114075).

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

10.2
Four-Year Credit Agreement, dated as of September 16, 2010 (2010 Four-Year Credit Agreement), among the Company, Caterpillar, Caterpillar International Finance Limited, Caterpillar Finance Corporation, certain other financial institutions named therein and Citibank, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd., Citibank International PLC, Banc of America Securities LLC, J.P. Morgan Securities LLC and Citigroup Global Markets Inc. (incorporated by reference from Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed September 21, 2010).

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

10.5
Amendment No. 1 to the 2010 Four-Year Credit Agreement among the Company, Caterpillar, Caterpillar Finance Corporation, Caterpillar International Finance Limited, the Banks named therein, the Local Currency Banks, the Japan Local Currency Banks, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Citibank International PLC and Citibank, N.A. (incorporated by reference from Exhibit 99.7 to the Company’s Current Report on Form 8-K, filed September 16, 2011).

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

10.9
Five-Year Credit Agreement, dated as of September 15, 2011 (2011 Five-Year Credit Agreement), among the Company, Caterpillar, Caterpillar International Finance Limited, Caterpillar Finance Corporation, certain financial institutions named therein, Citibank, N.A., Citibank International PLC, The Bank of Tokyo-Mitsubishi UFJ Ltd., Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC (incorporated by reference from Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed September 16, 2011).

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

Caterpillar Financial Services Corporation
(registrant)

Dated: February 21, 2012	By:	/s/ J. Wesley Blumenshine
J. Wesley Blumenshine, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title
February 21, 2012	/s/ Kent M. Adams Kent M. Adams	President, Director and Chief Executive Officer

February 21, 2012	/s/ Edward J. Rapp Edward J. Rapp	Director

February 21, 2012	/s/ James A. Duensing James A. Duensing	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

February 21, 2012	/s/ Steven R. Elsesser Steven R. Elsesser	Controller (Principal Accounting Officer)

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on our assessment we concluded that, as of December 31, 2011, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2011, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm.  Their report appears immediately following Management’s Report on Internal Control Over Financial Reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of Caterpillar Financial Services Corporation:

In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of profit, changes in stockholder's equity and cash flows present fairly, in all material respects, the financial position of Caterpillar Financial Services Corporation and its subsidiaries (the "Company") at December 31, 2011, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 21, 2012

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF PROFIT
For the Years Ended December 31,
 (Dollars in Millions)

	2011	2010	2009
Revenues:
Retail finance	$1,291	$1,320	$1,452
Operating lease	870	885	915
Wholesale finance	299	205	244
Other, net1	185	142	103
Total revenues	2,645	2,552	2,714

Expenses:
Interest	827	917	1,048
Depreciation on equipment leased to others	690	690	713
General, operating and administrative	412	358	325
Provision for credit losses	176	213	231
Other	27	47	49
Total expenses	2,132	2,225	2,366

Other income (expense)	(9)	2	(28)

Profit before income taxes	504	329	320

Provision for income taxes	111	40	45

Profit of consolidated companies	393	289	275

Less: Profit attributable to noncontrolling interests	15	11	16

Profit2	$378	$278	$259

1Includes impairment losses on retained interests:
Total other-than-temporary impairment losses	$-	$-	$46
Portion of losses recognized in Accumulated other comprehensive income/(loss) before taxes	-	-	(12)
Net impairment losses recognized in earnings	$-	$-	$34

2Profit attributable to Caterpillar Financial Services Corporation.

See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
At December 31,
(Dollars in Millions, except share data)

	2011	2010	2009
Assets:
Cash and cash equivalents	$1,176	$1,676	$2,536
Finance receivables (Note 2)
Retail notes receivable	8,840	8,352	8,460
Wholesale notes receivable	4,368	2,783	1,558
Finance leases and installment sale contracts – Retail	12,436	12,481	13,509
Finance leases and installment sale contracts – Wholesale	425	459	500
	26,069	24,075	24,027
Less: Unearned income	(944)	(969)	(1,061)
Less: Allowance for credit losses	(369)	(363)	(377)
Total net finance receivables	24,756	22,743	22,589

Notes receivable from Caterpillar (Note 12)	327	278	1,094
Equipment on operating leases,
less accumulated depreciation (Note 3)	2,611	2,711	2,987
Deferred and refundable income taxes (Note 10)	159	202	123
Other assets	1,083	1,142	1,319
Total assets	$30,112	$28,752	$30,648

Liabilities and stockholder’s equity:
Payable to dealers and others	$109	$113	$160
Payable to Caterpillar – other	67	54	43
Accrued expenses	283	295	404
Income taxes payable	60	90	103
Payable to Caterpillar – borrowings (Note 12)	-	600	26
Short-term borrowings (Note 6)	3,895	3,852	3,721
Current maturities of long-term debt (Note 7)	5,102	3,430	5,399
Long-term debt (Note 7)	16,529	15,932	16,124
Deferred income taxes and other liabilities (Note 10)	597	605	525
Total liabilities	26,642	24,971	26,505

Commitments and contingent liabilities (Note 9)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid-in amount)	745	745	745
Additional paid-in capital	2	2	2
Retained earnings	2,512	2,734	3,062
Accumulated other comprehensive income/(loss)	116	217	264
Noncontrolling interests	95	83	70
Total stockholder’s equity	3,470	3,781	4,143

Total liabilities and stockholder’s equity	$30,112	$28,752	$30,648

See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
For the Years Ended December 31,
 (Dollars in Millions)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Noncontrolling interests	Total	Comprehensive income/(loss)
Balance at December 31, 2008	$745	$-	$2,803	$(37)	$61	$3,572
Profit of consolidated companies			259		16	275	$275
Foreign currency translation,
net of tax of $37				268	1	269	269
Change in ownership for noncontrolling
interests		2			(8)	(6)	-
Derivative financial instruments
Gains (losses) deferred, net of tax of $11				(26)		(26)	(26)
(Gains) losses reclassified to earnings, net of tax of $28				55		55	55
Retained interests
Gains (losses) deferred, net of tax of $91				(16)		(16)	(16)
(Gains) losses reclassified to earnings, net of tax of $11				20		20	20
Balance at December 31, 2009	$745	$2	$3,062	$264	$70	$4,143	$577
Adjustment to adopt consolidation of variable-interest entities			(6)	3	-	(3)
Balance at January 1, 2010	$745	$2	$3,056	$267	$70	$4,140
Profit of consolidated companies			278		11	289	$289
Dividend paid to Cat Inc.			(600)			(600)	-
Foreign currency translation,
net of tax of $73				(77)	2	(75)	(75)
Derivative financial instruments
Gains (losses) deferred, net of tax of $1				(6)		(6)	(6)
(Gains) losses reclassified to earnings, net of tax of $16				33		33	33
Balance at December 31, 2010	$745	$2	$2,734	$217	$83	$3,781	$241

Balance at December 31, 2010	$745	$2	$2,734	$217	$83	$3,781
Profit of consolidated companies			378		15	393	$393
Dividend paid to Cat Inc.			(600)			(600)	-
Foreign currency translation,
net of tax of $24				(109)	4	(105)	(105)
Change in ownership for noncontrolling					(7)	(7)	-
interests
Derivative financial instruments
Gains (losses) deferred, net of tax of $0				(1)		(1)	(1)
(Gains) losses reclassified to earnings, net of tax of $3				9		9	9
Balance at December 31, 2011	$745	$2	$2,512	$116	$95	$3,470	$296

1Includes noncredit component of other-than-temporary impairment losses on retained interests of ($8) million, net of tax of $4 million, for the twelve months ended December 31, 2009. See Note 2C for additional information.

See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
 (Dollars in Millions)
	2011	2010	2009
Cash flows from operating activities:
Profit of consolidated companies	$393	$289	$275
Adjustments for non-cash items:
Depreciation and amortization	710	715	742
Amortization of receivables purchase discount	(212)	(139)	(163)
Provision for credit losses	176	213	231
Gain on sales of receivables	(4)	-	(12)
Other, net	(66)	(189)	(156)
Changes in assets and liabilities:
Receivables from others	16	44	82
Other receivables/payables with Caterpillar	(8)	20	(34)
Payable to dealers and others	2	(16)	(141)
Accrued interest payable	36	24	116
Accrued expenses and other liabilities, net	(49)	4	(59)
Income taxes payable	34	(80)	90
(Payments)/Proceeds on interest rate swaps	(2)	(1)	189
Net cash provided by operating activities	1,026	884	1,160
Cash flows from investing activities:
Expenditures for equipment on operating leases and for non-leased equipment	(1,190)	(959)	(976)
Proceeds from disposals of equipment	1,161	1,383	1,092
Additions to finance receivables	(49,126)	(28,320)	(20,387)
Collections of finance receivables	46,163	27,922	23,934
Proceeds from sales of receivables	207	16	987
Net change in variable lending to Caterpillar	55	(43)	37
Additions to other notes receivable with Caterpillar	(184)	(136)	(1,550)
Collections on other notes receivable with Caterpillar	77	1,005	500
Restricted cash and cash equivalents activity, net	27	74	-
Other, net	6	29	(257)
Net cash (used in) provided by investing activities	(2,804)	971	3,380
Cash flows from financing activities:
Net change in variable lending from Caterpillar	-	(26)	(416)
Proceeds from borrowings with Caterpillar	-	600	-
Payments on borrowings with Caterpillar	(600)	-	-
Proceeds from debt issued (original maturities greater than three months)	10,873	8,108	11,833
Payments on debt issued (original maturities greater than three months)	(8,324)	(11,104)	(11,769)
Short-term borrowings, net (original maturities three months or less)	(103)	369	(2,737)
Dividend paid to Caterpillar	(600)	(600)	-
Acquisition of noncontrolling interest	(7)	-	(6)
Net cash provided by (used in) financing activities	1,239	(2,653)	(3,095)
Effect of exchange rate changes on cash and cash equivalents	39	(62)	11
(Decrease)/increase in cash and cash equivalents	(500)	(860)	1,456
Cash and cash equivalents at beginning of period	1,676	2,536	1,080
Cash and cash equivalents at end of period	$1,176	$1,676	$2,536
Cash paid for interest	$823	$917	$1,038
Cash paid (received) for taxes	$96	$72	$(19)

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

All short-term investments, which consist primarily of highly liquid investments with original maturities of three months or less, are considered to be cash equivalents.

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Nature of operations

Caterpillar Financial Services Corporation, a Delaware corporation organized in 1981 (together with its subsidiaries, "Cat Financial," "the Company," "we" and "our"), is a wholly-owned finance subsidiary of Caterpillar Inc. (together with its other subsidiaries, "Caterpillar" or "Cat").  Our primary business is to provide retail and wholesale financing alternatives for Caterpillar products to customers and dealers around the world.  Such retail financing is primarily comprised of financing of Caterpillar equipment, machinery and engines.  In addition, we also provide financing for vehicles, power generation facilities and marine vessels that, in most cases, incorporate Caterpillar products.  We also provide wholesale financing to Caterpillar dealers and purchase short-term receivables from Caterpillar.

B.	Basis of consolidation

The consolidated financial statements include the accounts of Cat Financial.  Investments in companies that are owned 20 percent to 50 percent or are less than 20 percent owned and for which we have significant influence are accounted for by the equity method.  Investments in companies that are less than 20 percent owned and for which we do not have significant influence are accounted for by the cost method.  All material intercompany balances have been eliminated.  Our assets are not available to pay creditors of any of our affiliates.

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

The provision for income taxes in the fourth quarter of 2011 and for the year ended 2011 has been reduced by $18 million and $15 million, respectively, for the cumulative correction of immaterial errors in deferred taxes related to prior periods.  The 2011 fourth quarter adjustment of $18 million reflects a $20 million benefit to the Latin America segment, offset with $2 million of expense in the Asia/Pacific and Mining segment.  The $15 million benefit for the year ended 2011 reflects an $18 million benefit to the Latin America segment, offset with $3 million of expense in other segments.  Based upon our evaluation of relevant factors related to this matter, we concluded that the uncorrected adjustments in our previously issued consolidated financial statements for any of the periods affected are immaterial and that the impact of recording the cumulative correction in 2011 is not material to our earnings for the full year ending December 31, 2011.

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

Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates and interest rates.  Our Risk Management Policy allows for the use of derivative financial instruments to prudently manage foreign currency exchange rate and interest rate exposures and not for the purpose of creating speculative positions.  Derivatives that we use are primarily foreign currency forward and option contracts and interest rate swaps.  All derivatives are recorded at fair value.  See Note 8 for additional information.

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

Assets and liabilities of foreign subsidiaries (the majority of which use the local currency as their functional currency) are translated at current exchange rates.  The effects of translation adjustments are reported as a separate component of Accumulated other comprehensive income entitled "Foreign currency translation."  Gains and losses resulting from the remeasurement of foreign currency amounts to functional currency are included in Other income (expense) on the Consolidated Statements of Profit.

K.	Sales and servicing of finance receivables

We periodically transfer certain finance receivables relating to our retail installment sale contracts and finance leases to special purpose entities (SPEs) as part of our asset-backed securitization program.  When finance receivables are securitized, we retain interests in the receivables in the form of subordinated certificates, an interest in future cash flows (excess), reserve accounts and servicing rights.  In accordance with the consolidation accounting guidance adopted on January 1, 2010, these SPEs were concluded to be VIEs.  We determined that we were the primary beneficiary based on our power to direct activities through our role as servicer and our obligation to absorb losses and right to receive benefits and therefore consolidated the entities using the carrying amounts of the SPEs’ assets and liabilities.  Prior to January 1, 2010, our retained interests were included in Other assets in our Consolidated Statements of Financial Position at fair value.  We estimated fair value and cash flows using a valuation model and key assumptions for credit losses, prepayment rates and discount rates.

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

L.	Use of estimates in the preparation of financial statements

The preparation of financial statements, in conformity with generally accepted accounting principles in the United States of America, requires management to make estimates and assumptions that affect the reported amounts.  The more significant estimates are the allowance for credit losses, residual values for leased assets and income taxes.  Other significant estimates are the assumptions used to determine the fair value of derivatives and retained interests in securitizations.  Actual results may differ from these estimates.

M.	New accounting pronouncements

Fair value measurements - In January 2010, the FASB issued accounting guidance that requires the gross presentation of activity within the Level 3 fair value measurement roll forward and details of transfers in and out of Level 1 and 2 fair value measurements.  It also clarifies existing disclosure requirements regarding the level of disaggregation of fair value measurements and disclosures on inputs.  We adopted this new accounting guidance for the quarterly period ended March 31, 2010.  The adoption of this guidance did not have a material impact on our financial statements.  See Note 11 for additional information.

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

N.	Accumulated other comprehensive income/(loss)

Comprehensive income/(loss) and its components are presented in the Consolidated Statements of Changes in Stockholder's Equity.  Accumulated other comprehensive income/(loss), net of tax, consisted of the following as of:

(Millions of dollars)
	December 31,
	2011	2010	2009
Foreign currency translation	$122	$231	$308
Derivative financial instruments	(6)	(14)	(41)
Retained interests	-	-	(3)
Total Accumulated other comprehensive income/(loss)	$116	$217	$264

NOTE 2 – FINANCING ACTIVITIES

A.	Contractual Maturities of Finance Receivables

The contractual maturities and future scheduled payments of outstanding receivables, as of December 31, 2011, were:

(Millions of dollars)
Amounts due in	Retail Installment Sale Contracts	Wholesale Installment Sale Contracts	Retail Finance Leases	Wholesale Finance Leases	Retail Notes	Wholesale Notes	Total

2012	$1,854	$121	$3,098	$83	$2,994	$4,205	$12,355
2013	1,271	35	2,040	36	1,942	94	5,418
2014	831	13	1,097	32	1,261	59	3,293
2015	391	3	472	8	997	8	1,879
2016	117	1	215	5	766	2	1,106
Thereafter	19	-	125	-	880	-	1,024
	4,483	173	7,047	164	8,840	4,368	25,075
Guaranteed Residual value	-	-	435	87	-	-	522
Unguaranteed Residual value	-	-	471	1	-	-	472
Less: Unearned income	(65)	(1)	(751)	(20)	(75)	(32)	(944)

Total	$4,418	$172	$7,202	$232	$8,765	$4,336	$25,125
Less: Allowance for credit losses							(369)
Total net finance receivables							$24,756

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

There were no impaired loans or finance leases as of December 31, 2011 and 2010, for the Dealer and Caterpillar Purchased Receivables portfolio segments.  The average recorded investment for impaired loans and finance leases for the Caterpillar Purchased Receivables portfolio segment was $0 during 2011 and 2010.  The average recorded investment for impaired loans and finance leases for the Dealer portfolio segment was $0 during 2011 and $19 million during 2010, all of which was in the Europe finance receivable class.

Individually impaired loans and finance leases for customers were as follows:

(Millions of dollars)
	As of December 31, 2011			As of December 31, 2010
Impaired Loans and Finance Leases With No Allowance Recorded(1)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Customer
North America	$77	$75	$-	$87	$87	$-
Europe	5	4	-	6	4	-
Asia Pacific	12	12	-	13	13	-
Latin America	9	9	-	3	3	-
Global Power Finance	175	170	-	174	174	-
Total	$278	$270	$-	$283	$281	$-

Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$69	$64	$15	$191	$185	$44
Europe	36	33	12	62	57	15
Asia Pacific	26	26	7	27	27	7
Latin America	25	25	6	44	43	9
Global Power Finance	93	92	16	34	33	4
Total	$249	$240	$56	$358	$345	$79

Total Impaired Loans and Finance Leases
Customer
North America	$146	$139	$15	$278	$272	$44
Europe	41	37	12	68	61	15
Asia Pacific	38	38	7	40	40	7
Latin America	34	34	6	47	46	9
Global Power Finance	268	262	16	208	207	4
Total	$527	$510	$56	$641	$626	$79

(1)There was no related allowance for credit losses due to sufficient collateral value.

(Millions of dollars)
	Year Ended December 31, 2011		Year Ended December 31, 2010
Impaired Loans and Finance Leases With No Allowance Recorded(1)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Customer
North America	$90	$4	$39	$2
Europe	5	-	7	-
Asia Pacific	13	1	9	-
Latin America	9	1	5	-
Global Power Finance	212	6	92	-
Total	$329	$12	$152	$2

Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$142	$5	$271	$11
Europe	50	2	85	4
Asia Pacific	23	1	40	3
Latin America	39	2	39	3
Global Power Finance	83	-	17	-
Total	$337	$10	$452	$21

Total Impaired Loans and Finance Leases
Customer
North America	$232	$9	$310	$13
Europe	55	2	92	4
Asia Pacific	36	2	49	3
Latin America	48	3	44	3
Global Power Finance	295	6	109	-
Total	$666	$22	$604	$23

(1)There was no related allowance for credit losses due to sufficient collateral value.

As of December 31, 2009, the impaired loans and finance leases were as follows:

(Millions of dollars)	2009
Impaired loans/finance leases for which there is a related allowance for credit losses (related allowance of $117 million)	$448
Impaired loans/finance leases for which there is no related allowance for credit losses (due to sufficient collateral value)	65
Total investment in impaired loans/finance leases as of December 31,	$513

Average investment in impaired loans/finance leases	$425

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

As of December 31, 2011 and 2010, there were no loans or finance leases on non-accrual status for the Dealer or Caterpillar Purchased Receivables portfolio segments.

The investment in customer loans and finance leases on non-accrual status was as follows:

(Millions of dollars)
	December 31, 2011	December 31, 2010
Customer
North America	$112	$217
Europe	58	89
Asia Pacific	36	31
Latin America	108	139
Global Power Finance	158	163
Total	$472	$639

As of December 31, 2009, the investment in loans and finance leases on non-accrual status was $678 million.

Past due loans and finance leases were as follows:

(Millions of dollars)
	December 31, 2011
	31-60	61-90	91+	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$75	$39	$111	$225	$5,448	$5,673	$9
Europe	27	11	57	95	2,129	2,224	10
Asia Pacific	48	23	50	121	4,575	4,696	14
Latin America	32	15	99	146	2,339	2,485	-
Global Power Finance	14	16	125	155	2,765	2,920	25
Dealer
North America	-	-	2	2	2,412	2,414	2
Europe	-	-	-	-	334	334	-
Asia Pacific	-	-	-	-	516	516	-
Latin America	-	-	-	-	709	709	-
Global Power Finance	-	-	-	-	-	-	-
Caterpillar Purchased Receivables
North America	25	4	6	35	1,801	1,836	6
Europe	3	-	-	3	399	402	-
Asia Pacific	-	-	-	-	465	465	-
Latin America	-	-	-	-	422	422	-
Global Power Finance	-	-	-	-	29	29	-
Total	$224	$108	$450	$782	$24,343	$25,125	$66

(Millions of dollars)
	December 31, 2010
	31-60	61-90	91+	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$139	$44	$228	$411	$6,037	$6,448	$27
Europe	27	12	106	145	2,365	2,510	26
Asia Pacific	63	17	37	117	3,412	3,529	12
Latin America	44	16	144	204	2,222	2,426	1
Global Power Finance	18	17	54	89	2,978	3,067	25
Dealer
North America	-	-	-	-	1,993	1,993	-
Europe	-	-	-	-	344	344	-
Asia Pacific	-	-	-	-	296	296	-
Latin America	-	-	-	-	659	659	-
Global Power Finance	-	-	-	-	19	19	-
Caterpillar Purchased Receivables
North America	3	1	1	5	1,285	1,290	1
Europe	1	-	-	1	109	110	-
Asia Pacific	-	-	-	-	215	215	-
Latin America	-	-	-	-	173	173	-
Global Power Finance	3	-	-	3	24	27	-
Total	$298	$107	$570	$975	$22,131	$23,106	$92

As of December 31, 2009, the investment in loans and finance leases past due over 90 days and still accruing were $134 million.

Allowance for credit losses

In estimating the Allowance for credit losses, we review loans and finance leases that are past due, non-performing or in bankruptcy.

(Millions of dollars)
	December 31, 2011
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$357	$5	$1	$363
Receivables written off	(210)	-	-	(210)
Recoveries on receivables previously written off	52	-	-	52
Provision for credit losses	167	1	2	170
Adjustment due to sale of receivables	(3)	-	-	(3)
Foreign currency translation adjustment	(3)	-	-	(3)
Balance at end of period	$360	$6	$3	$369

Individually evaluated for impairment	$56	$-	$-	$56
Collectively evaluated for impairment	304	6	3	313
Ending Balance	$360	$6	$3	$369

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$527	$-	$-	$527
Collectively evaluated for impairment	17,471	3,973	3,154	24,598
Ending Balance	$17,998	$3,973	$3,154	$25,125

(Millions of dollars)
Allowance for Credit Losses:	December 31, 2010		December 31, 2009
Balance at beginning of year	$377		$395
Adjustment to adopt consolidation of variable-interest entities	18		-
Receivables written off	(288)		(281)
Recoveries on receivables previously written off	51		28
Provision for credit losses	205		225
Adjustment due to sale of receivables	-		-
Foreign currency translation adjustment	-		10
Balance at end of year	$363		$377

Allowance for credit losses as a percent of finance receivables, net of unearned income	1.57%		1.64%

	December 31, 2010
	Customer	Dealer	Caterpillar Purchased Receivables	Total
Individually evaluated for impairment	$79	$-	$-	$79
Collectively evaluated for impairment	278	5	1	284
Ending Balance	$357	$5	$1	$363

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$641	$-	$-	$641
Collectively evaluated for impairment	17,339	3,311	1,815	22,465
Ending Balance	$17,980	$3,311	$1,815	$23,106

Credit quality of finance receivables
The credit quality of finance receivables is reviewed on a monthly basis.  Credit quality indicators include performing and non-performing.  Non-performing is defined as finance receivables currently over 120 days past due and/or on non-accrual status or in bankruptcy.  Finance receivables not meeting the criteria listed above are considered performing.  Non-performing receivables have the highest probability for credit loss.  The allowance for credit losses attributable to non-performing receivables is based on the most probable source of repayment, which is normally the liquidation of collateral.  In determining collateral value, we estimate the current fair market value of the collateral and consider credit enhancements such as additional collateral and contractual third-party guarantees.

The recorded investment of performing and non-performing finance receivables was as follows:

(Millions of dollars)
	December 31, 2011
	Customer	Dealer	Caterpillar Purchased Receivables	Total
Performing
North America	$5,561	$2,414	$1,836	$9,811
Europe	2,166	334	402	2,902
Asia Pacific	4,660	516	465	5,641
Latin America	2,377	709	422	3,508
Global Power Finance	2,762	-	29	2,791
Total Performing	$17,526	$3,973	$3,154	$24,653
Non-Performing
North America	$112	$-	$-	$112
Europe	58	-	-	58
Asia Pacific	36	-	-	36
Latin America	108	-	-	108
Global Power Finance	158	-	-	158
Total Non-Performing	$472	$-	$-	$472
Total Performing and Non-Performing
North America	$5,673	$2,414	$1,836	$9,923
Europe	2,224	334	402	2,960
Asia Pacific	4,696	516	465	5,677
Latin America	2,485	709	422	3,616
Global Power Finance	2,920	-	29	2,949
Total	$17,998	$3,973	$3,154	$25,125

(Millions of dollars)
	December 31, 2010
	Customer	Dealer	Caterpillar Purchased Receivables	Total
Performing
North America	$6,231	$1,993	$1,290	$9,514
Europe	2,421	344	110	2,875
Asia Pacific	3,498	296	215	4,009
Latin America	2,287	659	173	3,119
Global Power Finance	2,904	19	27	2,950
Total Performing	$17,341	$3,311	$1,815	$22,467
Non-Performing
North America	$217	$-	$-	$217
Europe	89	-	-	89
Asia Pacific	31	-	-	31
Latin America	139	-	-	139
Global Power Finance	163	-	-	163
Total Non-Performing	$639	$-	$-	$639
Total Performing and Non-Performing
North America	$6,448	$1,993	$1,290	$9,731
Europe	2,510	344	110	2,964
Asia Pacific	3,529	296	215	4,040
Latin America	2,426	659	173	3,258
Global Power Finance	3,067	19	27	3,113
Total	$17,980	$3,311	$1,815	$23,106

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

TDRs are reviewed along with other receivables as part of management’s ongoing evaluation of the adequacy of the allowance for credit losses.  The allowance for credit losses attributable to TDRs is based on the most probable source of repayment, which is normally the liquidation of collateral.  In determining collateral value, we estimate the current fair market value of the collateral and factor in credit enhancements such as additional collateral and contractual third-party guarantees.

There were no loans or finance lease receivables modified as TDRs during the year ended December 31, 2011 for the Dealer or Caterpillar Purchased Receivables portfolio segments.

Loan and finance lease receivables modified as TDRs during the year ended December 31, 2011, were as follows:

(Dollars in millions)
	Year Ended December 31, 2011
	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment
Customer
North America	71	$13	$13
Europe(1)	7	44	44
Asia Pacific	-	-	-
Latin America	12	10	10
Global Power Finance (2) (3)	35	117	117
Total(4)	125	$184	$184

(1)One customer comprises $43 million of the $44 million pre-TDR and post-TDR outstanding recorded investment for the twelve months ended December 31, 2011.
(2)Three customers comprise $104 million of the $117 million pre-TDR and post-TDR outstanding recorded investment for the twelve months ended December 31, 2011.
(3)During the twelve months ended December 31, 2011, $15 million of additional funds were subsequently loaned to a borrower whose terms had been modified in a TDR.  The $15 million of additional funds is not reflected in the table above.  At December 31, 2011, remaining commitments to lend additional funds to a borrower whose terms have been modified in a TDR were $25 million.
(4)Modifications include extended contract maturities, inclusion of interest only periods, below market interest rates, and extended skip payment periods.

TDRs with a payment default during the year ended December 31, 2011, which had been modified within twelve months prior to the default date, were as follows:

(Dollars in millions)

	Year Ended December 31, 2011
	Number of Contracts	Post-TDR Recorded Investment
Customer
North America	48	$26
Europe	1	1
Asia Pacific	-	-
Latin America	7	4
Global Power Finance(1)	14	70
Total	70	$101

(1)Two customers comprise $65 million of the $70 million post-TDR recorded investment for the twelve months ended December 31, 2011.

C.	Sales and Servicing of Finance Receivables

Periodically, we may securitize certain finance receivables relating to our retail installment sale contracts and finance leases as part of our asset-backed securitization program.  In addition, we have sold interests in wholesale receivables to third-party commercial paper conduits.  These transactions provide a source of liquidity and allow for better management of our balance sheet capacity.  Included in our other managed assets are individual loans and leases that have been sold to third parties to mitigate the concentration of credit risk with certain customers.  None of the receivables that are directly or indirectly sold or transferred to third parties in any of the foregoing transactions are available to pay our creditors.

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

On April 25, 2011, we exercised a cleanup call on our only outstanding asset-backed securitization transaction.  As a result, we had no assets or liabilities related to a consolidated SPE as of December 31, 2011.  The restricted assets (Finance leases and installment sale contracts - Retail, Unearned income, Allowance for credit losses and Other assets) of the consolidated SPE totaled $136 million at December 31, 2010.  The liabilities (Accrued expenses and Current maturities of long-term debt) of the consolidated SPE totaled $73 million at December 31, 2010.

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

To maintain competitiveness in the capital markets and to have effective and efficient use of alternative funding sources, we have provided additional reserve support to previously issued asset-backed securitizations.  During the second quarter of 2009, we deposited $80 million into supplemental reserve accounts for the securitization transactions to maintain the credit ratings assigned to the transactions, as loss experiences were higher than anticipated primarily due to the adverse economic conditions in the United States (U.S.).  Due to the significant value of the deposit in second quarter of 2009, written consent was obtained from the third-party beneficial interest holders of the securitization transactions.  At the time, the QSPE conditions were reviewed and the trusts continued to maintain QSPE status.  These deposits resulted in an increase in our retained interests.

As of December 31, 2009, the fair value of the retained interests in all securitizations of retail finance receivables outstanding totaled $102 million (cost basis of $107 million).  The fair value of the retained interests as of December 31, 2009 that have been in a continuous unrealized loss position for twelve months or longer totaled $102 million (cost basis of $107 million).  Key assumptions used to determine the fair value of the retained interests were:

2009
Cash flow weighted average discount rates on retained interests	7.7% to 12.4%
Weighted-average maturity in months	22
Expected prepayment rate	18.0%
Expected credit losses	4.7% to 4.8%

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

(Millions of dollars)	2009
Total other-than-temporary impairment losses	$46
Portion of losses recognized in Accumulated other comprehensive income/(loss) before taxes(1)	(12)
Net impairment losses recognized in earnings(2)	$34

(1)Balance above excludes $7 million of gross gains recorded in Other Comprehensive Income related to the securitization retained interest for the year ended December 31, 2009.
(2)Recorded in Other revenues, net, on the Consolidated Statements of Profit.

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

Characteristics of securitized retail receivables
(Millions of dollars)	2009
Total securitized principal balance at December 31,	$346
Average securitized principal balance for the year ended December 31,	$583
Loans > 30 days past due at year ended December 31,	$62
Net credit losses during the year	$36

Cash flows from retail securitizations
(Millions of dollars)	2009
Purchases of contracts through clean-up calls	$95
Servicing fees received	$6
Other cash flows received on retained interests	$10

Sale of Interests in Wholesale Receivables
We purchase North American Caterpillar Dealer trade receivables (NACD Receivables) at a discount.  The discount is an estimate of the amount of financing revenue that would be earned at a market rate on the NACD Receivables over their expected life.  During 2009, we sold interests in the NACD Receivables through a revolving structure to third-party commercial paper conduits, asset-backed commercial paper issuers that are SPEs of the sponsor bank and are not consolidated by us.  The transfers to the conduits were accounted for as sales.  The gain, included in Other revenues, net, in our Consolidated Statements of Profit, is principally the difference between the unearned discount on the NACD Receivables sold to the third-party commercial paper conduits and the related costs incurred over their remaining term.  Expected credit losses were assumed to be zero because dealer receivables have historically had no losses and none are expected in the future.  We received an annual servicing fee of approximately 0.5 percent of the average outstanding principal balance of the interests in the NACD Receivables sold to the third-party commercial paper conduits.  We generally do not record a servicing asset or liability since the servicing fee is considered fair market compensation.  During 2009, we recognized a pre-tax gain on the sale of wholesale receivables of $9 million.  As of December 31, 2009, there were no NACD Receivables sold to the conduits.

The cash collections from the NACD Receivables are first applied to satisfy any obligations to the third-party commercial paper conduits.  The third-party commercial paper conduits have no recourse to our assets, other than the NACD Receivables that we continue to hold.

Cash flows from sale of interests in wholesale receivables
(Millions of dollars)	2009
Cash proceeds from sales of receivables to conduits	$887
Servicing fees received	$1
Cash flows received on the interests that continue to be held	$7,548

In addition to the NACD Receivables, we purchase other trade receivables from Caterpillar entities at a discount. The discount is an estimate of the amount of financing revenue that would be earned at a market rate on these trade receivables over their expected life.  The discount is amortized into revenue on an effective yield basis over the life of the receivables and recognized as Wholesale finance revenue.  For the years ended December 31, 2011, 2010 and 2009, amortized discounts for the NACD and other trade receivables were $212 million, $139 million and $163 million, respectively.  In the Consolidated Statements of Cash Flows, collection of the discount is included in investing activities as the receivables are collected.

Other Managed Assets
We also sell individual leases and finance receivables to third parties with limited or no recourse to us to either reduce our concentration of credit risk related to certain customers or as an additional source of liquidity.  In accordance with accounting for transfers and servicing of financial assets, the transfers to the third parties are accounted for as sales. In 2011, 2010 and 2009, we received $207 million, $16 million and $106 million, respectively, of cash proceeds and recognized pre-tax gains of $4, zero and $3 million, respectively, from the sale of such contracts.  We typically maintain servicing responsibilities for these third-party assets, which as of December 31, 2011, 2010 and 2009, totaled $235 million, $225 million and $477 million, respectively.  Since we do not receive a servicing fee for these assets, a servicing liability is recorded.  As of December 31, 2011, 2010 and 2009, these liabilities were not significant.

Total off-balance sheet managed assets as of December 31,
(Millions of dollars)	2011	2010	2009

Securitized Retail Installment Sale Contracts and Finance Leases
Installment sale contracts securitized	$-	$-	$336
Finance leases securitized	-	-	10
Less: Retained interests (included in Other assets)	-	-	(102)
Off-balance sheet securitized retail receivables	$-	$-	$244

Other Managed Assets
Retail finance leases	$133	$109	$190
Retail installment sale contracts	48	73	178
Retail notes receivable	39	7	19
Operating leases	15	36	90
Other managed receivables/leases	$235	$225	$477

Total off-balance sheet managed assets	$235	$225	$721

NOTE 3 – EQUIPMENT ON OPERATING LEASES

Components of equipment on operating leases, less accumulated depreciation as of December 31, were as follows:

(Millions of dollars)	2011	2010	2009
Equipment on operating leases, at cost	$4,082	$4,241	$4,562
Less: Accumulated depreciation	(1,471)	(1,530)	(1,575)
Equipment on operating leases, net	$2,611	$2,711	$2,987

At December 31, 2011, scheduled minimum rental payments for operating leases were as follows:

2012	2013	2014	2015	2016	Thereafter	Total
$704	$478	$270	$128	$49	$26	$1,655

NOTE 4 – CONCENTRATION OF CREDIT RISK

Our portfolio is primarily comprised of receivables under installment sale contracts, receivables arising from leasing transactions, notes receivable and wholesale financing.  Percentages of the total value of our portfolio (total net finance receivables plus equipment on operating leases, less accumulated depreciation) represented by each financing plan as of December 31, were as follows:

	2011	2010	2009
Retail Financing:
Customer loans	23%	24%	25%
Finance (non-tax) leases	20%	21%	22%
Wholesale financing	18%	12%	8%
Installment sale contracts	15%	18%	19%
Tax leases (operating or finance)	14%	16%	18%
Dealer loans	9%	8%	7%
Government lease-purchase contracts	1%	1%	1%

As of December 31, 2011 and 2010, receivables from customers in construction-related industries made up approximately one-third of our total portfolio.  As of December 31, 2009, receivables from customers in construction-related industries made up approximately 40 percent of our total portfolio.  As of December 31, 2011, approximately 40 percent of construction-related receivables relates to customers in North America.  As of December 31, 2010 and 2009, approximately 45 percent of construction-related receivables relates to customers in North America.  No single customer or dealer represented a significant concentration of credit risk.  We typically maintain a security interest in retail financed equipment and require physical damage insurance coverage on all financed equipment.  See Note 14 for further information concerning business segments.

Regarding our derivative instruments, collateral is not generally required of the counterparties or of our Company.  The Company generally enters into International Swap and Derivative Associations (ISDA) master netting agreements, which permit the net settlement of amounts owed.  Our exposure to credit loss in the event of nonperformance by the counterparties is limited to only those gains that we have recorded, but for which we have not yet received cash payment.  The master netting agreements reduce the amount of loss the Company would incur should the counterparties fail to meet their obligations.  As of December 31, 2011, 2010 and 2009, the maximum exposure to credit loss was $342 million, $318 million and $283 million, respectively, before the application of any master netting agreements.  See Note 8 for further information concerning derivatives.

NOTE 5 – CREDIT COMMITMENTS

Revolving credit facilities
We have three global credit facilities with a syndicate of banks totaling $8.5 billion (Credit Facility) available in the aggregate to both Caterpillar and us to support our commercial paper programs in the event those programs become unavailable and for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of December 31, 2011 was $6.5 billion.

•	The 364-day facility of $2.55 billion expires in September 2012.

•	The five-year facility of $3.86 billion expires in September 2016.

•	The four-year facility of $2.09 billion expires in September 2014.

At December 31, 2011, Caterpillar’s consolidated net worth was $19.50 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined as the consolidated stockholder’s equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income/(loss).

At December 31, 2011, our covenant interest coverage ratio was 1.60 to 1.  This is above the 1.15 to 1 minimum ratio calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended.

In addition, at December 31, 2011, both our six-month and year-end covenant leverage ratios were 7.88 to 1.  This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31 required by the Credit Facility.

In the event either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the bank group may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings.  At December 31, 2011, there were no borrowings under the Credit Facility.

Bank borrowings
Credit lines with banks as of December 31, 2011 totaled $3.82 billion.  These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements.  The remaining available credit commitments may be withdrawn any time at the lenders' discretion.  As of December 31, 2011, we had $2.11 billion outstanding against these credit lines compared to $2.08 billion as of December 31, 2010, and were in compliance with all debt covenants under these credit lines.

Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction.  We do not hold reserves to fund the payment of the demand notes.  The notes are offered on a continuous basis by prospectus only.

Notes receivable from/payable to Caterpillar
Under our variable amount lending agreements and other notes receivable with Caterpillar, we may borrow up to $2.12 billion from Caterpillar, and Caterpillar may borrow up to $1.67 billion from us.  The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice.  We had notes receivable of $327 million outstanding as of December 31, 2011, compared to notes payable of $600 million and notes receivable of $278 million as of December 31, 2010.

In addition, during the first quarter of 2011, we entered into a $2 billion committed credit facility with Caterpillar, which expires in February 2019.  We receive a fee from Caterpillar based on amounts drawn under the credit facility and a commitment fee for the undrawn amounts under the credit facility.  At December 31, 2011, there were no borrowings under this credit facility.

Secured borrowings
Secured borrowings primarily include the debt related to the asset-backed securitization entities, which were consolidated on January 1, 2010.

NOTE 6 – SHORT-TERM BORROWINGS

Short-term borrowings outstanding as of December 31, were comprised of the following:

(Millions of dollars)	2011		2010		2009
	Balance	Avg. Rate	Balance	Avg. Rate	Balance		Avg. Rate

Commercial paper, net	$2,818	1.0%	$2,710	1.5%	$2,233		1.3%
Bank Borrowings	527	7.3%	479	4.9%	793	(1)	5.7%
Variable denomination floating rate demand notes	550	0.9%	663	1.1%	695		2.0%
Total	$3,895		$3,852		$3,721

(1)Includes an $11 million short-term note, net.

NOTE 7 – LONG-TERM DEBT

During 2011, we issued $5.647 billion of medium-term notes, of which $4.228 billion were at fixed interest rates and $1.419 billion were at floating interest rates, primarily indexed to LIBOR.  At December 31, 2011, the outstanding medium-term notes had remaining maturities ranging up to 17 years.

Long-term debt outstanding as of December 31, was comprised of the following:

(Millions of dollars)	2011		2010		2009
	Balance	Avg. Rate	Balance	Avg. Rate	Balance	Avg. Rate

Medium-term notes	$20,058	3.9%	$17,690	4.6%	$20,271	4.6%
Unamortized discount	(10)		(9)		(13)
Medium-term notes, net	20,048		17,681		20,258
Bank borrowings	1,583	3.7%	1,603	3.8%	1,265	5.4%
Secured Borrowings	-		78	4.9%	-
Total	$21,631		$19,362		$21,523

Long-term debt outstanding as of December 31, 2011, matures as follows:

(Millions of dollars)
2012	$5,102
2013	5,816
2014	4,664
2015	987
2016	1,775
Thereafter	3,287
Total	$21,631

The above table includes $220 million of medium-term notes that could be called by us at some point in the future at par value.

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

As of December 31, 2011, $4 million of deferred net losses, net of tax, included in equity (AOCI in the Consolidated Statements of Financial Position), related to our floating-to-fixed interest rate swaps, are expected to be reclassified to Interest expense over the next twelve months.  The actual amount recorded in Interest expense will vary based on interest rates at the time the hedged transactions impact earnings.

We have, at certain times, liquidated fixed-to-floating interest rate swaps.  During the first quarter of 2009, we liquidated fixed-to-floating interest rate swaps that resulted in deferred gains of $187 million, which are included in Long-term debt in the Consolidated Statements of Financial Position.  The deferred gains associated with these interest rate swaps are being amortized to Interest expense over the remaining term of the previously designated hedged item.

The location and fair value of derivative instruments reported in the Consolidated Statements of Financial Position are as follows:

(Millions of dollars)
		Asset (Liability) Fair Value
		December 31,
	Consolidated Statements of Financial Position Location	2011	2010	2009
Designated derivatives
Interest rate contracts	Other assets	$248	$211	$145
Interest rate contracts	Accrued expenses	(6)	(18)	(100)
		$242	$193	$45
Undesignated derivatives
Foreign exchange contracts	Other assets	$7	$6	$20
Foreign exchange contracts	Accrued expenses	(16)	(9)	(18)
Interest rate contracts	Other assets	-	-	2
Interest rate contracts	Accrued expenses	(1)	(1)	(6)
		$(10)	$(4)	$(2)

For the years ended December 31, 2011, 2010 and 2009, the deferred gains (losses) recorded in AOCI on the Consolidated Statements of Changes in Stockholder’s Equity associated with our cash flow interest rate contract hedges are as follows:

(Millions of dollars)
Balance as of December 31, 2010, net of tax of $6	$(14)
Gains (losses) deferred during the year, net of tax of $0	(1)
(Gains) losses reclassified to earnings, net of tax of $3	9
Balance as of December 31, 2011, net of tax of $3	$(6)

(Millions of dollars)
Balance as of December 31, 2009, net of tax of $21	$(41)
Gains (losses) deferred during the year, net of tax of $1	(6)
(Gains) losses reclassified to earnings, net of tax of $16	33
Balance as of December 31, 2010, net of tax of $6	$(14)

(Millions of dollars)
Balance as of December 31, 2008, net of tax of $38	$(70)
Gains (losses) deferred during the year, net of tax of $11	(26)
(Gains) losses reclassified to earnings, net of tax of $28	55
Balance as of December 31, 2009, net of tax of $21	$(41)

The effect of derivatives designated as hedging instruments on the Consolidated Statements of Profit is as follows:

Fair Value Hedges
(Millions of dollars)
		Year Ended December 31, 2011
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts	Other income (expense)	$39	$(44)

		Year Ended December 31, 2010
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts	Other income (expense)	$107	$(98)

		Year Ended December 31, 2009
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts	Other income (expense)	$(205)	$220

Cash Flow Hedges
(Millions of dollars)
		Year Ended December 31, 2011
	Classification of Gains (Losses)	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(12)	$-
Interest rate contracts	Other income (expense)	-	(2)
		$(12)	$(2)

		Year Ended December 31, 2010
	Classification of Gains (Losses)	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(49)	$-
Interest rate contracts	Other income (expense)	-	(1)
		$(49)	$(1)

		Year Ended December 31, 2009
	Classification of Gains (Losses)	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(83)	$-
Interest rate contracts	Other income (expense)	-	9
		$(83)	$9

The effect of derivatives not designated as hedging instruments on the Consolidated Statements of Profit is as follows for the years ended December 31:

Undesignated Derivatives
(Millions of dollars)
	Classification of Gains or (Losses)	2011	2010	2009
Foreign exchange contracts	Other income (expense)	$(15)	$16	$(134)
Interest rate contracts	Other income (expense)	-	2	3
		$(15)	$18	$(131)

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

No loss has been experienced or is anticipated under any of these guarantees.  At December 31, 2011, 2010 and 2009, the recorded liability for these guarantees was $2 million, $3 million and $4 million, respectively.  The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees are as follows:

(Millions of dollars)	2011	2010	2009
Guarantees with customers	$159	$139	$157
Limited indemnity	11	17	20
Total guarantees	$170	$156	$177

We provide guarantees to repurchase certain loans of Caterpillar dealers from a special purpose corporation (SPC) that qualifies as a VIE (see Note 1B for additional information regarding the accounting guidance on the consolidation of VIEs).  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  We have a loan purchase agreement with the SPC that obligates us to purchase certain loans that are not paid at maturity.  We receive a fee for providing this guarantee, which provides a source of liquidity for the SPC.  We are the primary beneficiary of the SPC as our guarantees result in us having both the power to direct the activities that most significantly impact the SPC's economic performance and the obligation to absorb losses, and therefore we have consolidated the financial statements of the SPC.  As of December 31, 2011, 2010 and 2009, the SPC’s assets of $586 million, $365 million and $231 million, respectively, are primarily comprised of loans to dealers, which are included in Retail notes receivable in the Consolidated Statements of Financial Position, and the SPC's liabilities of $586 million, $365 million and $231 million, respectively, are primarily comprised of commercial paper, which is included in Short-term borrowings in the Consolidated Statements of Financial Position.  No loss has been experienced or is anticipated under this loan purchase agreement.  Our assets are not available to pay creditors of the SPC, except to the extent we may be obligated to perform under the guarantee, and assets of the SPC are not available to pay our creditors.

We are party to agreements in the normal course of business with selected customers and Caterpillar dealers in which we commit to provide a set dollar amount of financing on a pre-approved basis.  We also provide lines of credit to selected customers and Caterpillar dealers, of which a portion remains unused as of the end of the period.  Commitments and lines of credit generally have fixed expiration dates or other termination clauses.  It has been our experience that not all commitments and lines of credit will be used.  Management applies the same credit policies when making commitments and granting lines of credit as it does for any other financing.  We do not require collateral for these commitments/lines, but if credit is extended, collateral may be required upon funding.  As of December 31, 2011, 2010 and 2009, the amount of the unused commitments and lines of credit for dealers was $6.599 billion, $6.577 billion and $7.486 billion, respectively.  As of December 31, 2011, 2010 and 2009, the amount of the unused commitments and lines of credit for customers was $2.785 billion, $2.613 billion and $2.089 billion, respectively.

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

NOTE 10 – INCOME TAXES

The components of Profit before income taxes for the years ended December 31, were as follows:

(Millions of dollars)	2011	2010	2009
U.S.	$49	$(50)	$(87)
Non-U.S.	455	379	407
Total	$504	$329	$320

Profit (loss) before income taxes, as shown above, is based on the location of the entity to which such earnings are attributable.  Where an entity’s earnings are subject to taxation, however, may not correlate solely to where an entity is located.  Thus, the income tax provision shown below as U.S. or non-U.S. may not correspond to the earnings shown above.

The components of the Provision for income taxes were as follows for the years ended December 31:

(Millions of dollars)	2011	2010	2009
Current income tax provision (benefit):
U.S.	$(14)	$(43)	$(74)
Non-U.S.	164	109	132
State (U.S.)	2	(1)	5
	152	65	63
Deferred income tax provision (benefit):
U.S.	(5)	(8)	3
Non-U.S.	(32)	(14)	(6)
State (U.S.)	(4)	(3)	(15)
	(41)	(25)	(18)

Total Provision for income taxes	$111	$40	$45

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

The actual Provision for income taxes differs from the Provision for income taxes that would result from applying the U.S. statutory rate to Profit before income taxes for the years ended December 31, for the reasons set forth in the following reconciliation:

(Millions of dollars)	2011		2010		2009
Taxes computed at U.S. statutory rates	$176	35.0%	$115	35.0%	$112	35.0%
(Decreases) increases in taxes resulting from:
State Income Tax, net of Federal Tax	(1)	(0.2)%	(2)	(0.6)%	(7)	(2.2)%
Prior Year Non-U.S. tax and interest adjustment – Refund Claim	-	-	(10)	(3.0)%	(6)	(1.9)%
Prior Year Non-U.S. tax and interest adjustment - Other	(15)	(3.0)%	(12)	(3.6)%	-	-
Subsidiaries' results subject to tax rates other than U.S. statutory rates	(46)	(9.1)%	(47)	(14.2)%	(48)	(15.0)%
Other, net	(3)	(0.6)%	(4)	(1.2)%	(6)	(1.9)%
Provision for income taxes	$111	22.1%	$40	12.4%	$45	14.0%

The prior year Non-U.S. tax and interest adjustment recorded in 2011 of $15 million relates to a cumulative correction of immaterial errors in deferred tax amounts reported in prior periods in various non-U.S. tax jurisdictions.

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

(Millions of dollars)	2011	2010	2009
Assets:
Deferred and refundable income taxes	$84	$85	$65

Liabilities:
Deferred income taxes and other liabilities	(584)	(594)	(517)
Deferred income taxes - net	$(500)	$(509)	$(452)

Differences between accounting rules and income tax laws cause differences between the bases of certain assets and liabilities for financial reporting and income tax purposes.  The income tax effects of these differences, to the extent they are temporary, are recorded as deferred income tax assets and liabilities netted by tax jurisdiction and taxpayer.

Our consolidated deferred income taxes consisted of the following components as of December 31:

(Millions of dollars)	2011	2010	2009

Deferred tax assets:
Allowance for credit losses	$114	$91	$78
Tax credit carryforwards	13	24	22
Deferred income taxes on derivative instruments and retained interests	3	7	23
Net operating loss carryforwards	69	92	85
	199	214	208

Deferred income tax liabilities - primarily lease basis differences	(497)	(546)	(558)
Valuation allowance for deferred income tax assets	(9)	(8)	(6)
Deferred income tax on translation adjustment	(193)	(169)	(96)
	(699)	(723)	(660)

Deferred income taxes – net	$(500)	$(509)	$(452)

As of December 31, 2011, amounts and expiration dates of net operating loss (NOL) carryforwards in various U.S. state taxing jurisdictions were:

(Millions of dollars)
2012	2013	2014	2015	2016-2031	Total
$-	$-	$-	$-	$195	$195

The gross deferred income tax asset associated with these NOL carryforwards is $15 million as of December 31, 2011, partially offset by a valuation allowance of $5 million.  The valuation allowance indicates the loss carryforwards are likely to expire prior to utilization.

In some U.S. state income tax jurisdictions, we join with other Caterpillar entities in filing combined income tax returns.  In other U.S. state income tax jurisdictions, we file on a separate, stand-alone basis.

As of December 31, 2011, amounts and expiration dates of NOL carryforwards in various non-U.S. taxing jurisdictions were:

(Millions of dollars)
2012	2013	2014	2015	2016-2027	Unlimited	Total
$-	$-	$3	$5	$75	$152	$235

Valuation allowances totaling $4 million have been recorded at certain non-U.S. subsidiaries that have not yet demonstrated consistent and/or sustainable profitability to support the recognition of net deferred income tax assets.

As of December 31, 2011, amounts and expiration dates of U.S. foreign tax credits available to carry forward were:

(Millions of dollars)
2012-2018	2019	2020	2021	2022	Total
$-	$3	$11	$-	$-	$14

A reconciliation of the beginning and ending amounts of gross unrecognized income tax benefits for uncertain income tax positions, including positions impacting only the timing of income tax benefits is as follows:

(Millions of dollars)	2011	2010	2009

Reconciliation of unrecognized income tax benefits(1):
Balance at beginning of year	$7	$7	$21
Additions for income tax positions related to prior year	-	-	1
Reductions for income tax positions related to prior year	(7)	-	(8)
Reductions for income tax positions related to settlements(2)	-	-	(7)
Balance at end of year	$0	$7	$7

Amount that, if recognized, would impact the effective tax rate	$0	$2	$2

(1)Foreign currency translation amounts are included within each line as applicable.
(2)Includes cash payment or other reduction of assets to settle liability.

We classify interest and penalties on income taxes as a component of the Provision for income taxes.  During the year ended December 31, 2011, we recognized a benefit of less than $1 million in interest and penalties.  During the years ended December 31, 2010 and 2009, we recognized expense of less than $1 million and a benefit of $1 million, respectively.  For the years ended December 31, 2011, 2010 and 2009, the total amount of accrued interest and penalties was $5 million, $5 million and $5 million, respectively.

It is reasonably possible that the amount of unrecognized income tax benefits will change in the next 12 months.  However, we do not expect the change to have a significant impact on our results of operations or financial position.

The U.S. Internal Revenue Service (IRS) is currently examining U.S. tax returns for 2007 to 2009 and has completed its field examination of our U.S. income tax returns for 1992 to 2006 as part of the overall Caterpillar examination.  For tax years 1992 to 1994, Caterpillar expects to litigate issues unrelated to us.  In 2009, we reached a settlement with the IRS for tax years 1995 to 1999. For tax years 2000 to 2006, we are in the appeals process for unagreed adjustments primarily related to export tax benefits unrelated to us.   In the opinion of management, the ultimate disposition of all matters related to each of the aforementioned audit cycles will not have a material adverse effect on our financial position, liquidity or results of operations.

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

Derivative financial instruments
The fair value of interest rate swap derivatives is primarily based on standard industry accepted valuation models that utilize the appropriate market-based forward swap curves and zero-coupon interest rates to determine discounted cash flows.  The fair value of foreign currency forward contracts is based on a standard industry accepted valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward rate.

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

Guarantees
The fair value of guarantees is based on our estimate of the premium a market participant would require to issue the same guarantee in a stand-alone arms-length transaction with an unrelated party.  If quoted or observable market prices are not available, fair value is based upon internally developed models that utilize current market-based assumptions.

Assets and liabilities measured on a recurring basis at fair value included in our Consolidated Statements of Financial Position are summarized below:

(Millions of dollars)
	December 31, 2011
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Assets
Derivative financial instruments, net	$-	$232	$-	$232
Total Assets	$-	$232	$-	$232
Liabilities
Guarantees	$-	$-	$2	$2
Total Liabilities	$-	$-	$2	$2

	December 31, 2010

	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Assets
Derivative financial instruments, net	$-	$189	$-	$189
Total Assets	$-	$189	$-	$189
Liabilities
Guarantees	$-	$-	$3	$3
Total Liabilities	$-	$-	$3	$3

	December 31, 2009
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Assets
Derivative financial instruments, net	$-	$43	$-	$43
Securitized retained interests	-	-	102	102
Total Assets	$-	$43	$102	$145
Liabilities
Guarantees	$-	$-	$4	$4
Total Liabilities	$-	$-	$4	$4

Below are roll-forwards of assets and liabilities measured at fair value using Level 3 inputs for the years ended December 31, 2011, 2010 and 2009.  These instruments were valued using pricing models that, in management’s judgment, reflect the assumptions of a marketplace participant.

(Millions of dollars)	Securitized Retained Interests	Guarantees
Balance as of December 31, 2008	$52	$2
Gains or (losses) included in earnings (realized/unrealized)(1)	(31)	-
Changes in Accumulated other comprehensive income/(loss)	6	-
Purchases, issuances and settlements	75	2
Balance as of December 31, 2009	$102	$4
Adjustment to adopt consolidation of variable-interest entities	(102)	-
Issuance of guarantees	-	7
Expiration of guarantees	-	(8)
Balance as of December 31, 2010	$-	$3
Issuance of guarantees	-	4
Expiration of guarantees	-	(5)
Balance as of December 31, 2011	$-	$2

(1)Included in Other revenues, net, in the Consolidated Statements of Profit.

The amount of unrealized net losses on securitized retained interests included in earnings for the year ended December 31, 2009 related to assets still held at December 31, 2009 was $28 million.  These losses were reported in Other revenues, net, in the Consolidated Statements of Profit.

In addition to the amounts above, we had impaired loans with a fair value of $141 million, $171 million and $208 million as of December 31, 2011, 2010 and 2009, respectively.  A loan is considered impaired when management determines that collection of contractual amounts due is not probable.  In these cases, an allowance for credit losses is established based primarily on the fair value of associated collateral.  As the collateral's fair value is based on observable market prices and/or current appraised values, the impaired loans are classified as Level 2 measurements.

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

Short-term borrowings – carrying amount approximated fair value.

Long-term debt – fair value on fixed and floating-rate debt was estimated based on quoted market prices.

Please refer to the table below for the fair values of our financial instruments.

(Millions of dollars)	2011		2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,176	$1,176	$1,676	$1,676	$2,536	$2,536
Foreign currency contracts:
In a receivable position	$7	$7	$6	$6	$20	$20
In a payable position	$(16)	$(16)	$(9)	$(9)	$(18)	$(18)
Finance receivables, net (excluding finance leases(1))	$17,431	$17,172	$15,444	$15,311	$14,809	$14,952
Restricted cash and cash equivalents(2)	$64	$64	$91	$91	$-	$-
Short-term borrowings	$(3,895)	$(3,895)	$(3,852)	$(3,852)	$(3,721)	$(3,721)
Long-term debt	$(21,631)	$(22,674)	$(19,362)	$(20,364)	$(21,523)	$(22,296)
Interest rate swaps:
In a net receivable position	$248	$248	$211	$211	$147	$147
In a net payable position	$(7)	$(7)	$(19)	$(19)	$(106)	$(106)
Securitized retained interests	$-	$-	$-	$-	$102	$102
Guarantees	$(2)	$(2)	$(3)	$(3)	$(4)	$(4)

(1)As of December 31, 2011, 2010 and 2009, represents finance leases with a net carrying value of $7,325 million, $7,299 million and $7,780 million, respectively.
(2)Included in Other assets in the Consolidated Statements of Financial Position.

NOTE 12 – TRANSACTIONS WITH RELATED PARTIES

We have a Support Agreement with Caterpillar, which provides that Caterpillar will (1) remain, directly or indirectly, our sole owner; (2) cause us to maintain a net worth of at least $20 million and (3) ensure that we maintain a ratio of profit before income taxes and interest expense to interest expense calculated on an annual basis (as defined by the Support Agreement) of not less than 1.15 to 1.  In 2011, 2010 and 2009, Caterpillar did not make any significant capital contributions.  Although this agreement can be modified or terminated by either party, any modification or termination which would adversely affect holders of our debt is required to be approved by holders of 66-2/3 percent of the aggregate outstanding debt.  Any modification or termination which would adversely affect the lenders under the Credit Facility requires their approval.  Caterpillar's obligation under this agreement is not directly enforceable by any of our creditors and does not constitute a guarantee of any of our obligations.  A cash dividend totaling $600 million was paid to Caterpillar in 2011, $300 million was paid in the first quarter of 2011 and $300 million was paid in the third quarter of 2011.  A cash dividend of $600 million was paid to Caterpillar in the first quarter of 2010.  A cash dividend was neither declared nor paid in 2009.

The rates/prices for our transactions with Caterpillar are set based on arms-length transactions.

We have variable amount lending agreements and other notes receivable with Caterpillar.  Under these agreements, we may borrow up to $2.12 billion from Caterpillar, and Caterpillar may borrow up to $1.67 billion from us.  The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice.  During January of 2011, we entered into a $2.0 billion committed credit facility with Caterpillar, which expires in February 2019.  Under this agreement, we receive a fee from Caterpillar based on amounts drawn under the credit facility and a commitment fee for the undrawn amounts under the credit facility.  Information concerning these agreements is as follows:

(Millions of dollars)	2011	2010	2009
Notes payable as of December 31,	$-	$600	$26
Notes receivable as of December 31,	$327	$278	$1,094
Interest expense	$1	$3	$3
Interest income on Notes Receivable with Caterpillar(1)	$16	$73	$93
Fees on credit facility with Caterpillar(1)	$40	$-	$-

(1)Included in Other revenues, net in the Consolidated Statements of Profit.

We have agreements with Caterpillar to purchase, at a discount, certain receivables generated by sales of products to Caterpillar dealers and customers.  Under these programs, we use a portion of collections each week to purchase additional receivables.  Information pertaining to these purchases is as below:

(Millions of dollars)	2011	2010	2009
Purchases made	$32,068	$16,513	$12,497
Discounts earned	$212	$139	$163
Balance as of December 31,	$3,154	$1,815	$1,073

We participate in certain marketing programs sponsored by Caterpillar by providing financing to customers at rates below standard rates.  Under these programs, Caterpillar subsidizes an amount at the outset of the transaction, which we then recognize as revenue over the term of the financing.  During 2011, 2010 and 2009, relative to such programs, we received $131 million, $117 million and $120 million, respectively.

We participate in various benefit plans, which are administered by Caterpillar.  These plans include employee medical plans and postretirement benefit plans.  We reimburse Caterpillar for these charges.  During 2011, 2010 and 2009, these charges amounted to $23 million, $23 million and $23 million, respectively.  Included in these charges are contributions to defined benefit plans in the amount of $7 million, $8 million and $7 million, respectively, for 2011, 2010 and 2009.  These contributions are related to our participation in the following defined benefit plans that are administered by Caterpillar: the Caterpillar Inc. Retirement Income Plan, the Caterpillar Inc. Supplemental Retirement Plan and the Caterpillar Inc. Retiree Benefit Program.  In addition, we participate in the Caterpillar stock incentive plans.  In 2011, 2010 and 2009, Caterpillar allocated to us $8 million, $7 million and $5 million, respectively, in expenses related to stock based compensation.  In addition, Caterpillar provides operational and administrative support, which is integral to the conduct of our business.  In 2011, 2010 and 2009, these operational and support charges for which we reimburse Caterpillar amounted to $27 million, $23 million and $19 million, respectively.

We provide administrative support services to certain Caterpillar subsidiaries.  Caterpillar reimburses us for these charges.  During 2011, 2010 and 2009, these charges amounted to $9 million, $8 million and $9 million, respectively.

When appropriate, we combine certain income tax filings with those of Caterpillar.  In such instances, we pay to or receive from Caterpillar our allocated share of income taxes or credits, in accordance with our tax sharing agreement with Caterpillar.

In 2009, we acquired Caterpillar Japan Limited's noncontrolling interest for $6 million.

NOTE 13 – LEASES

We lease our offices and other property through operating leases.  Rental expense is charged to operations as incurred.  For 2011, 2010 and 2009, total rental expense for operating leases was $15 million, $16 million and $15 million, respectively.  At December 31, 2011, minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year are:

(Millions of dollars)
2012	$14
2013	13
2014	11
2015	11
2016	10
Thereafter	42
Total	$101

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
•
Asia/Pacific and Mining: This segment includes offices in Australia, New Zealand, China, Japan, South Korea and Southeast Asia that serve local dealers and customers and also includes large mining customers worldwide.  This segment also provides project financing in various countries.

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

(Millions of dollars)
2011	North America	Europe and GPF	Latin America	Asia/Pacific and Mining	Total
External revenue	$1,011	505	350	779	$2,645
Inter-segment revenue	$39	-	-	-	$39
Profit(1)	$95	62	87	134	$378
Interest expense	$384	145	127	210	$866
Depreciation and amortization expense	$296	90	47	277	$710
Provision for income taxes(1)	$55	(15)	21	50	$111
Assets as of December 31,	$17,303	6,982	3,948	7,068	$35,301
Expenditures for equipment on operating leases and for non- leased equipment	$534	118	175	363	$1,190

(1) Includes the impact of the out of period adjustments that are disclosed in Note 1B.

(Millions of dollars)
2010	North America	Europe and GPF	Latin America	Asia/Pacific and Mining	Total
External revenue	$1,061	500	297	694	$2,552
Inter-segment revenue	$23	-	-	-	$23
Profit	$(4)	78	84	120	$278
Interest expense	$444	179	121	196	$940
Depreciation and amortization expense	$328	93	29	265	$715
Provision for income taxes	$-	(1)	16	25	$40
Assets as of December 31,	$15,774	7,434	3,392	5,799	$32,399
Expenditures for equipment on operating leases and for non- leased equipment	$390	104	124	341	$959

(Millions of dollars)
2009	North America	Europe and GPF	Latin America	Asia/Pacific and Mining	Total
External revenue	$1,204	589	276	645	$2,714
Inter-segment revenue	$46	-	-	-	$46
Profit	$17	80	59	103	$259
Interest expense	$549	222	135	188	$1,094
Depreciation and amortization expense	$376	108	22	236	$742
Provision for income taxes	$1	(8)	26	26	$45
Assets as of December 31,	$17,362	8,848	3,103	5,602	$34,915
Expenditures for equipment on operating leases and for non-leased equipment	$297	71	193	415	$976

Reconciliation:

(Millions of dollars)	2011	2010	2009
Interest expense:
Interest expense from segments	$866	$940	$1,094
Less: Inter-segment Interest expense	(39)	(23)	(46)
Total	$827	$917	$1,048

(Millions of dollars)	2011	2010	2009
Assets
Assets from segments	$35,301	$32,399	$34,915
Less: Investment in subsidiaries	(1,189)	(1,117)	(1,080)
Less: Inter-segment balances	(4,000)	(2,530)	(3,187)
Total	$30,112	$28,752	$30,648

Inside and outside the United States:

(Millions of dollars)	2011	2010	2009
Revenue
Inside U.S.	$1,112	$1,138	$1,338
Inside Canada	374	362	348
Inside Australia	259	222	188
All other	900	830	840
Total	$2,645	$2,552	$2,714

Equipment on Operating Leases and Non-Leased Equipment (included in Other Assets), Net	2011	2010	2009
Inside U.S.	$986	$1,044	$1,246
Inside Canada	771	818	901
Inside Australia	314	343	325
All other	592	567	604
Total	$2,663	$2,772	$3,076

NOTE 15 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(Millions of dollars)
2011	First quarter	Second quarter	Third quarter	Fourth quarter
Total revenues	$640	$675	$668	$662
Profit before taxes	$115	$152	$126	$111
Profit	$83	$107	$93	$95

2010	First quarter	Second quarter	Third quarter	Fourth quarter
Total revenues	$631	$648	$640	$633
Profit before taxes	$71	$95	$89	$74
Profit	$53	$82	$73	$70

2009	First quarter	Second quarter	Third quarter	Fourth quarter
Total revenues	$681	$700	$676	$657
Profit before taxes	$71	$122	$80	$47
Profit	$51	$89	$76	$43