Form 10-Q
period 2012-03-31
CATERPILLAR FINANCIAL SERVICES CORP
filed 2012-05-07
CIK 764764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Yes [   ] No [ ✓ ]
As of May 7, 2012, one share of common stock of the registrant was outstanding, which is owned by Caterpillar Inc.
The registrant is a wholly owned subsidiary of Caterpillar Inc. and meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced disclosure format.

UNAUDITED

PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
In addition to the accompanying unaudited consolidated financial statements for Caterpillar Financial Services Corporation (together with its subsidiaries, "Cat Financial," "the Company," "we," "us" or "our"), we suggest that you read our 2011 Annual Report on Form 10-K. The Company files electronically with the Securities and Exchange Commission (SEC) required reports on Form 8-K, Form 10-Q and Form 10-K and registration statements on Form S-3 and other forms or reports as required. The public may read and copy any materials the Company has filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxies and information statements and other information regarding issuers that file electronically with the SEC. Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished with the SEC are available free of charge through Caterpillar's Internet site (www.caterpillar.com/secfilings) as soon as reasonably practicable after filing with the SEC. Copies may also be obtained free of charge by writing to: Legal Dept., Caterpillar Financial Services Corporation, 2120 West End Ave., Nashville, Tennessee 37203-0001. In addition, the public may obtain more detailed information about our parent company, Caterpillar Inc. (together with its subsidiaries, "Caterpillar" or "Cat") by visiting its Internet site (www.caterpillar.com). None of the information contained at any time on our Internet site, Caterpillar’s Internet site or the SEC’s Internet site is incorporated by reference into this document.

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF PROFIT
(Unaudited)
(Dollars in Millions)

	Three Months Ended March 31,
	2012	2011

Revenues:
Retail finance	$326	$314
Operating lease	216	219
Wholesale finance	84	65
Other, net	42	42
Total revenues	668	640

Expenses:
Interest	204	204
Depreciation on equipment leased to others	169	171
General, operating and administrative	99	89
Provision for credit losses	19	55
Other	8	7
Total expenses	499	526

Other income (expense)	1	1

Profit before income taxes	170	115

Provision for income taxes	46	29

Profit of consolidated companies	124	86

Less: Profit attributable to noncontrolling interests	4	3

Profit [1]	$120	$83

1 Profit attributable to Caterpillar Financial Services Corporation.

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Millions)

	Three Months Ended March 31,
	2012	2011

Profit of consolidated companies	$124	$86

Other comprehensive income, net of tax:
Foreign currency translation, net of tax (expense)/benefit of : 2012-$28; 2011-$63	106	172
Derivative financial instruments:
Gains (losses) deferred, net of tax (expense)/benefit of: 2012-$-; 2011-$-	—	—
(Gains) losses reclassified to earnings, net of tax (expense)/benefit of: 2012-$-; 2011-$1	1	5
Total Other comprehensive income, net of tax	107	177

Comprehensive income	231	263

Less: Comprehensive income attributable to the noncontrolling interests	3	4

Comprehensive income attributable to Caterpillar Financial Services Corporation	$228	$259

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in Millions, except share data)

	March 31, 2012	December 31, 2011
Assets:
Cash and cash equivalents	$1,152	$1,176
Finance receivables
Retail notes receivable	9,363	8,840
Wholesale notes receivable	4,342	4,368
Finance leases and installment sale contracts - Retail	12,673	12,436
Finance leases and installment sale contracts - Wholesale	382	425
	26,760	26,069
Less: Unearned income	(950)	(944)
Less: Allowance for credit losses	(379)	(369)
Total net finance receivables	25,431	24,756

Notes receivable from Caterpillar	349	327
Equipment on operating leases,
less accumulated depreciation	2,655	2,611
Deferred and refundable income taxes	124	159
Other assets	1,056	1,083
Total assets	$30,767	$30,112

Liabilities and stockholder’s equity:
Payable to dealers and others	$133	$109
Payable to Caterpillar – other	61	67
Accrued expenses	229	283
Income taxes payable	53	60
Short-term borrowings	4,078	3,895
Current maturities of long-term debt	5,433	5,102
Long-term debt	16,780	16,529
Deferred income taxes and other liabilities	549	597
Total liabilities	27,316	26,642

Commitments and contingent liabilities (Notes 7 and 9)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid-in amount)	745	745
Additional paid-in capital	2	2
Retained earnings	2,382	2,512
Accumulated other comprehensive income/(loss)	224	116
Noncontrolling interests	98	95
Total stockholder’s equity	3,451	3,470

Total liabilities and stockholder’s equity	$30,767	$30,112

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Unaudited)
(Dollars in Millions)

Three Months Ended March 31, 2011	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Noncontrolling interests	Total
Balance at December 31, 2010	$745	$2	$2,734	$217	$83	$3,781
Profit of consolidated companies			83		3	86
Dividend paid to Cat Inc.			(300)			(300)
Foreign currency translation, net of tax				171	1	172
Derivative financial instruments, net of tax				5		5
Balance at March 31, 2011	$745	$2	$2,517	$393	$87	$3,744

Three Months Ended March 31, 2012
Balance at December 31, 2011	$745	$2	$2,512	$116	$95	$3,470
Profit of consolidated companies			120		4	124
Dividend paid to Cat Inc.			(250)			(250)
Foreign currency translation, net of tax				107	(1)	106
Derivative financial instruments, net of tax				1		1
Balance at March 31, 2012	$745	$2	$2,382	$224	$98	$3,451

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Profit of consolidated companies	$124	$86
Adjustments for non-cash items:
Depreciation and amortization	174	176
Amortization of receivables purchase discount	(57)	(45)
Provision for credit losses	19	55
Gain on sales of receivables	(1)	(1)
Other, net	(22)	4
Changes in assets and liabilities:
Receivables from others	(6)	(28)
Other receivables/payables with Caterpillar	4	(15)
Payable to dealers and others	6	16
Accrued interest payable	(15)	(11)
Accrued expenses and other liabilities, net	(36)	(33)
Income taxes payable	26	72
Net cash provided by operating activities	216	276

Cash flows from investing activities:
Capital expenditures for equipment on operating leases and other capital expenditures	(343)	(180)
Proceeds from disposals of equipment	212	294
Additions to finance receivables	(13,916)	(10,297)
Collections of finance receivables	13,388	8,995
Proceeds from sales of receivables	39	33
Net change in variable lending to Caterpillar	—	55
Additions to other notes receivable with Caterpillar	(29)	(25)
Collections on other notes receivable with Caterpillar	9	5
Restricted cash and cash equivalents activity, net	37	10
Other, net	(9)	6
Net cash provided by (used for) investing activities	(612)	(1,104)

Cash flows from financing activities:
Payments on borrowings with Caterpillar	—	(600)
Proceeds from debt issued (original maturities greater than three months)	2,355	1,261
Payments on debt issued (original maturities greater than three months)	(2,101)	(1,624)
Short-term borrowings, net (original maturities three months or less)	355	1,526
Dividend paid to Caterpillar	(250)	(300)
Net cash provided by (used for) financing activities	359	263

Effect of exchange rate changes on cash and cash equivalents	13	32

(Decrease) in cash and cash equivalents	(24)	(533)
Cash and cash equivalents at beginning of year	1,176	1,676
Cash and cash equivalents at end of period	$1,152	$1,143

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated profit for the three months ended March 31, 2012 and 2011, (b) the consolidated comprehensive income for the three months ended March 31, 2012 and 2011, (c) the consolidated financial position as of March 31, 2012 and December 31, 2011, (d) the consolidated changes in stockholder's equity for the three months ended March 31, 2012 and 2011 and (e) the consolidated cash flows for the three months ended March 31, 2012 and 2011. The preparation of financial statements, in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the SEC, requires management to make estimates and assumptions that affect the reported amounts. The most significant estimates are the allowance for credit losses and residual values for leased assets. Actual results may differ from these estimates. Certain amounts for prior periods have been reclassified to conform to the current period presentation.
Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2011.
The December 31, 2011 financial position data included herein was derived from the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2011, but does not include all disclosures required by U.S. GAAP.
We consolidate all variable-interest entities (VIEs) where we are the primary beneficiary. For VIEs, we assess whether we are the primary beneficiary as prescribed by the accounting guidance on the consolidation of VIEs. The primary beneficiary of a VIE is the party that has the power to direct the activities that most significantly impact the performance of the entity and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entity. Please refer to Note 7 for more information.

2.	Accumulated Other Comprehensive Income/(Loss)

Comprehensive income/(loss) and its components are presented in the Consolidated Statements of Comprehensive Income. Accumulated other comprehensive income/(loss), net of tax, included in the Consolidated Statements of Changes in Stockholder's Equity, consisted of the following as of:

(Millions of dollars)
	March 31, 2012	March 31, 2011
Foreign currency translation	$229	$402
Derivative financial instruments	(5)	(9)
Total Accumulated other comprehensive income/(loss)	$224	$393

UNAUDITED

3.	New Accounting Pronouncements

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

Presentation of comprehensive income – In June 2011, the FASB issued accounting guidance on the presentation of comprehensive income.  The guidance provides two options for presenting net income and other comprehensive income.  The total of comprehensive income, the components of net income, and the components of other comprehensive income may be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  We elected to present two separate statements. This guidance was effective January 1, 2012. See page 4 for additional information.

4.	Financing Activities

A. Credit Quality of Financing Receivables and Allowance for Credit Losses
We apply a systematic methodology to determine the allowance for credit losses for finance receivables. Based upon our analysis of credit losses and risk factors, our portfolio segments are as follows:

•	Customer - Finance receivables with retail customers.

•	Dealer - Finance receivables with Caterpillar dealers.

•	Caterpillar Purchased Receivables - Trade receivables purchased from Caterpillar entities.

We further evaluate our portfolio segments by the class of finance receivables, which is defined as a level of information (below a portfolio segment) in which the finance receivables have the same initial measurement attribute and a similar method for assessing and monitoring credit risk. Typically, our finance receivables within a geographic area have similar credit risk profiles and methods for assessing and monitoring credit risk. Our classes, which align with management reporting for credit losses, are as follows:

•	North America - Finance receivables originated in the United States or Canada.

•	Europe - Finance receivables originated in Europe, Africa, Middle East and the Commonwealth of Independent States.

•	Asia/Pacific - Finance receivables originated in Australia, New Zealand, China, Japan, South Korea and Southeast Asia.

•	Mining – Finance receivables related to large mining customers worldwide.

•	Latin America - Finance receivables originated in Central and South American countries and Mexico.

•
Caterpillar Power Finance - Finance receivables related to marine vessels with Caterpillar engines worldwide and Caterpillar electrical power generation, gas compression and co-generation systems and non-Caterpillar equipment that is powered by these systems worldwide.

UNAUDITED

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
There were no impaired loans or finance leases as of March 31, 2012 and December 31, 2011, for the Dealer and Caterpillar Purchased Receivables portfolio segments. The average recorded investment for impaired loans and finance leases for the Dealer and Caterpillar Purchased Receivables portfolio segments was zero for the three months ended March 31, 2012 and 2011.

Individually impaired loans and finance leases for customers were as follows:
(Millions of dollars)
	As of March 31, 2012			As of December 31, 2011
Impaired Loans and Finance Leases With No Allowance Recorded(1)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment(2)	Unpaid Principal Balance(2)	Related Allowance
Customer
North America	$56	$55	$—	$83	$80	$—
Europe	45	44	—	47	46	—
Asia/Pacific	4	4	—	4	4	—
Mining	8	8	—	8	8	—
Latin America	4	4	—	9	9	—
Caterpillar Power Finance	214	210	—	175	170	—
Total	$331	$325	$—	$326	$317	$—
Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$72	$67	$15	$69	$64	$15
Europe	44	42	12	36	33	12
Asia/Pacific	24	24	5	13	13	3
Mining	13	13	4	13	13	4
Latin America	26	26	6	25	25	6
Caterpillar Power Finance	79	78	12	93	92	16
Total	$258	$250	$54	$249	$240	$56
Total Impaired Loans and Finance Leases
Customer
North America	$128	$122	$15	$152	$144	$15
Europe	89	86	12	83	79	12
Asia/Pacific	28	28	5	17	17	3
Mining	21	21	4	21	21	4
Latin America	30	30	6	34	34	6
Caterpillar Power Finance	293	288	12	268	262	16
Total	$589	$575	$54	$575	$557	$56

(1)There was no related allowance for credit losses due to sufficient collateral value.
(2)Amounts previously disclosed for the North America and Europe classes have been revised due to immaterial errors.

UNAUDITED

(Millions of dollars)
	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
Impaired Loans and Finance Leases With No Allowance Recorded(1)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Customer
North America	$67	$1	$84	$1
Europe	46	—	7	—
Asia/Pacific	3	—	5	—
Mining	8	—	8	—
Latin America	6	—	4	—
Caterpillar Power Finance	185	1	211	1
Total	$315	$2	$319	$2

Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$72	$—	$191	$2
Europe	40	—	64	1
Asia/Pacific	20	1	27	—
Mining	13	—	—	—
Latin America	26	—	47	1
Caterpillar Power Finance	87	—	48	—
Total	$258	$1	$377	$4

Total Impaired Loans and Finance Leases
Customer
North America	$139	$1	$275	$3
Europe	86	—	71	1
Asia/Pacific	23	1	32	—
Mining	21	—	8	—
Latin America	32	—	51	1
Caterpillar Power Finance	272	1	259	1
Total	$573	$3	$696	$6

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
As of March 31, 2012 and December 31, 2011, there were no loans or finance leases on non-accrual status for the Dealer or Caterpillar Purchased Receivables portfolio segments.

UNAUDITED

The investment in customer loans and finance leases on non-accrual status was as follows:

(Millions of dollars)
	March 31, 2012	December 31, 2011
Customer
North America	$103	$112
Europe	56	58
Asia/Pacific	33	24
Mining	12	12
Latin America	162	108
Caterpillar Power Finance	157	158
Total	$523	$472

Past due loans and finance leases were as follows:

(Millions of dollars)
	March 31, 2012
	31-60	61-90	91+	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$49	$19	$106	$174	$5,439	$5,613	$12
Europe	36	25	61	122	2,185	2,307	13
Asia/Pacific	56	33	57	146	3,086	3,232	24
Mining	—	—	12	12	1,660	1,672	—
Latin America	43	24	147	214	2,441	2,655	—
Caterpillar Power Finance	43	55	105	203	2,927	3,130	13
Dealer
North America	—	—	—	—	2,357	2,357	—
Europe	—	—	—	—	329	329	—
Asia/Pacific	—	—	—	—	532	532	—
Mining	—	—	—	—	1	1	—
Latin America	—	—	—	—	806	806	—
Caterpillar Power Finance	—	—	—	—	—	—	—
Caterpillar Purchased Receivables
North America	15	2	1	18	1,823	1,841	1
Europe	1	—	—	1	496	497	—
Asia/Pacific	—	—	—	—	454	454	—
Mining	—	—	—	—	—	—	—
Latin America	—	—	—	—	354	354	—
Caterpillar Power Finance	—	—	—	—	30	30	—
Total	$243	$158	$489	$890	$24,920	$25,810	$63

UNAUDITED

(Millions of dollars)
	December 31, 2011
	31-60	61-90	91+	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$75	$39	$111	$225	$5,448	$5,673	$9
Europe	27	11	57	95	2,129	2,224	10
Asia/Pacific	48	23	38	109	3,102	3,211	14
Mining	—	—	12	12	1,473	1,485	—
Latin America	32	15	99	146	2,339	2,485	—
Caterpillar Power Finance	14	16	125	155	2,765	2,920	25
Dealer
North America	—	—	2	2	2,412	2,414	2
Europe	—	—	—	—	334	334	—
Asia/Pacific	—	—	—	—	516	516	—
Mining	—	—	—	—	—	—	—
Latin America	—	—	—	—	709	709	—
Caterpillar Power Finance	—	—	—	—	—	—	—
Caterpillar Purchased Receivables
North America	25	4	6	35	1,801	1,836	6
Europe	3	—	—	3	399	402	—
Asia/Pacific	—	—	—	—	465	465	—
Mining	—	—	—	—	—	—	—
Latin America	—	—	—	—	422	422	—
Caterpillar Power Finance	—	—	—	—	29	29	—
Total	$224	$108	$450	$782	$24,343	$25,125	$66

UNAUDITED

Allowance for credit losses

In estimating the Allowance for credit losses, we review loans and finance leases that are past due, non-performing or in bankruptcy. The allowance for credit losses as of March 31, 2012 and December 31, 2011 was as follows:

(Millions of dollars)
	March 31, 2012
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$360	$6	$3	$369
Receivables written off	(24)	—	—	(24)
Recoveries on receivables previously written off	13	—	—	13
Provision for credit losses	18	1	—	19
Adjustment due to sale of receivables	(1)	—	—	(1)
Foreign currency translation adjustment	3	—	—	3
Balance at end of period	$369	$7	$3	$379

Individually evaluated for impairment	$54	$—	$—	$54
Collectively evaluated for impairment	315	7	3	325
Ending Balance	$369	$7	$3	$379

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$589	$—	$—	$589
Collectively evaluated for impairment	18,020	4,025	3,176	25,221
Ending Balance	$18,609	$4,025	$3,176	$25,810

UNAUDITED

(Millions of dollars)
	December 31, 2011
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$357	$5	$1	$363
Receivables written off	(210)	—	—	(210)
Recoveries on receivables previously written off	52	—	—	52
Provision for credit losses	167	1	2	170
Adjustment due to sale of receivables	(3)	—	—	(3)
Foreign currency translation adjustment	(3)	—	—	(3)
Balance at end of year	$360	$6	$3	$369

Individually evaluated for impairment	$56	$—	$—	$56
Collectively evaluated for impairment	304	6	3	313
Ending Balance	$360	$6	$3	$369

Recorded Investment in Finance Receivables(1):
Individually evaluated for impairment	$575	$—	$—	$575
Collectively evaluated for impairment	17,423	3,973	3,154	24,550
Ending Balance	$17,998	$3,973	$3,154	$25,125

(1)Amounts previously disclosed for the customer segment have been revised due to immaterial errors.

Credit quality of finance receivables
The credit quality of finance receivables is reviewed on a monthly basis. Credit quality indicators include performing and non-performing. Non-performing is defined as finance receivables currently over 120 days past due and/or on non-accrual status or in bankruptcy. Finance receivables not meeting the criteria listed above are considered performing. Non-performing receivables have the highest probability for credit loss. The allowance for credit losses attributable to non-performing receivables is based on the most probable source of repayment, which is normally the liquidation of collateral. In determining collateral value, we estimate the current fair market value of the collateral. In addition, we consider credit enhancements such as additional collateral and contractual third-party guarantees in determining the allowance for credit losses attributable to non-performing receivables.

UNAUDITED

The recorded investment in performing and non-performing finance receivables was as follows:

(Millions of dollars)
	March 31, 2012
	Customer	Dealer	Caterpillar Purchased Receivables	Total
Performing
North America	$5,510	$2,357	$1,841	$9,708
Europe	2,251	329	497	3,077
Asia/Pacific	3,199	532	454	4,185
Mining	1,660	1	—	1,661
Latin America	2,493	806	354	3,653
Caterpillar Power Finance	2,973	—	30	3,003
Total Performing	$18,086	$4,025	$3,176	$25,287
Non-Performing
North America	$103	$—	$—	$103
Europe	56	—	—	56
Asia/Pacific	33	—	—	33
Mining	12	—	—	12
Latin America	162	—	—	162
Caterpillar Power Finance	157	—	—	157
Total Non-Performing	$523	$—	$—	$523
Total Performing and Non-Performing
North America	$5,613	$2,357	$1,841	$9,811
Europe	2,307	329	497	3,133
Asia/Pacific	3,232	532	454	4,218
Mining	1,672	1	—	1,673
Latin America	2,655	806	354	3,815
Caterpillar Power Finance	3,130	—	30	3,160
Total	$18,609	$4,025	$3,176	$25,810

UNAUDITED

(Millions of dollars)
	December 31, 2011
	Customer	Dealer	Caterpillar Purchased Receivables	Total
Performing
North America	$5,561	$2,414	$1,836	$9,811
Europe	2,166	334	402	2,902
Asia/Pacific	3,187	516	465	4,168
Mining	1,473	—	—	1,473
Latin America	2,377	709	422	3,508
Caterpillar Power Finance	2,762	—	29	2,791
Total Performing	$17,526	$3,973	$3,154	$24,653
Non-Performing
North America	$112	$—	$—	$112
Europe	58	—	—	58
Asia/Pacific	24	—	—	24
Mining	12	—	—	12
Latin America	108	—	—	108
Caterpillar Power Finance	158	—	—	158
Total Non-Performing	$472	$—	$—	$472
Total Performing and Non-Performing
North America	$5,673	$2,414	$1,836	$9,923
Europe	2,224	334	402	2,960
Asia/Pacific	3,211	516	465	4,192
Mining	1,485	—	—	1,485
Latin America	2,485	709	422	3,616
Caterpillar Power Finance	2,920	—	29	2,949
Total	$17,998	$3,973	$3,154	$25,125

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

TDRs are reviewed along with other receivables as part of management’s ongoing evaluation of the adequacy of the allowance for credit losses. The allowance for credit losses attributable to TDRs is based on the most probable source of repayment, which is normally the liquidation of collateral. In determining collateral value, we estimate the current fair market value of the collateral. In addition, we consider credit enhancements such as additional collateral and contractual third-party guarantees in determining the allowance for credit losses attributable to TDRs.

There were no loans or finance lease receivables modified as TDRs during the three months ended March 31, 2012 and 2011 for the Dealer or Caterpillar Purchased Receivables portfolio segments.

UNAUDITED

Customer loan and finance lease receivables modified as TDRs during the three months ended March 31, 2012 and 2011, were as follows:

(Dollars in millions)
	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment
Customer
North America	23	$2	$2	24	$5	$5
Europe	7	7	7	1	1	1
Asia/Pacific	—	—	—	—	—	—
Mining	—	—	—	—	—	—
Latin America	—	—	—	8	5	5
Caterpillar Power Finance (1) (2)	5	32	32	6	53	53
Total(3)	35	$41	$41	39	$64	$64

(1)Three customers comprise the $32 million pre-TDR and post-TDR outstanding recorded investment for the three months ended March 31, 2012. Four customers comprise the $53 million pre-TDR and post-TDR outstanding recorded investment for the three months ended March 31, 2011.
(2)During the three months ended March 31, 2012, $9 million of additional funds were subsequently loaned to a borrower whose terms had been modified in a TDR. The $9 million of additional funds is not reflected in the table above. At March 31, 2012, remaining commitments to lend additional funds to a borrower whose terms have been modified in a TDR were $14 million.
(3)Modifications include extended contract maturities, inclusion of interest only periods, below market interest rates, and extended skip payment periods.

Customer TDRs with a payment default during the three months ended March 31, 2012 and 2011, which had been modified within twelve months prior to the default date, were as follows:

(Dollars in millions)
	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment
Customer
North America	11	$1	34	$6
Europe	—	—	—	—
Asia/Pacific	—	—	—	—
Mining	—	—	—	—
Latin America	—	—	—	—
Caterpillar Power Finance(1)	14	19	6	5
Total	25	$20	40	$11

(1)Two customers comprise the $19 million post-TDR recorded investment for the three months ended March 31, 2012.

UNAUDITED

B.	Sales and Servicing of Finance Receivables

Individual loans and leases are sold to third parties with limited or no recourse to us to mitigate the concentration of credit risk with certain customers. In accordance with accounting for transfers and servicing of financial assets, the transfers to the third parties are accounted for as sales. We typically maintain servicing responsibilities for these third-party assets, which totaled $256 million and $235 million as of March 31, 2012 and December 31, 2011, respectively. Since we do not receive a servicing fee for these assets, a servicing liability is recorded. As of March 31, 2012 and December 31, 2011, these liabilities were not significant.
In addition, we have periodically securitized certain finance receivables relating to our retail installment sale contracts and finance leases as part of our asset-backed securitization program. On April 25, 2011, we exercised a cleanup call on our only outstanding asset-backed securitization transaction.  As a result, we had no assets or liabilities related to our securitization program as of March 31, 2012 and December 31, 2011.
These transactions provide a source of liquidity and allow for better management of our balance sheet capacity. None of the receivables that are directly or indirectly sold or transferred to third parties in any of the foregoing transactions are available to pay our creditors.

C.	Purchases of trade receivables from Caterpillar entities

We purchase trade receivables from Caterpillar entities at a discount. The discount is an estimate of the amount of financing revenue that would be earned at a market rate on these trade receivables over their expected life. The discount is amortized into revenue on an effective yield basis over the life of the receivables and recognized as Wholesale finance revenue. Amortized discounts for the trade receivables were $57 million and $45 million for the three months ended March 31, 2012 and 2011, respectively. In the Consolidated Statements of Cash Flows, collection of the discount is included in investing activities as the receivables are collected.

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

UNAUDITED

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
As of March 31, 2012, $3 million of deferred net losses, net of tax, included in equity (AOCI in the Consolidated Statements of Financial Position), related to our floating-to-fixed interest rate swaps, are expected to be reclassified to Interest expense over the next twelve months. The actual amount recorded in Interest expense will vary based on interest rates at the time the hedged transactions impact earnings.
We have, at certain times, liquidated fixed-to-floating interest rate swaps that resulted in deferred gains at the time of liquidation. The deferred gains associated with these interest rate swaps are included in Long-term debt in the Consolidated Statements of Financial Position and are being amortized to Interest expense over the remaining term of the previously designated hedged item.

UNAUDITED

The location and fair value of derivative instruments reported in the Consolidated Statements of Financial Position are as follows:

(Millions of dollars)
		Asset (Liability) Fair Value
	Consolidated Statements of Financial Position Location	March 31, 2012	December 31, 2011
Designated derivatives
Interest rate contracts	Other assets	$239	$248
Interest rate contracts	Accrued expenses	(5)	(6)
		$234	$242
Undesignated derivatives
Foreign exchange contracts	Other assets	$10	$7
Foreign exchange contracts	Accrued expenses	(5)	(16)
Interest rate contracts	Accrued expenses	(1)	(1)
		$4	$(10)

For the three months ended March 31, 2012 and 2011, the deferred gains (losses) recorded in AOCI on the Consolidated Statements of Changes in Stockholder’s Equity associated with our cash flow interest rate contract hedges are as follows:

(Millions of dollars)
Balance as of December 31, 2011, net of tax of $3	$(6)
Gains (losses) deferred during the period, net of tax of $-	—
(Gains) losses reclassified to earnings, net of tax of $-	1
Balance as of March 31, 2012, net of tax of $3	$(5)

(Millions of dollars)
Balance as of December 31, 2010, net of tax of $6	$(14)
Gains (losses) deferred during the period, net of tax of $-	—
(Gains) losses reclassified to earnings, net of tax of $1	5
Balance as of March 31, 2011, net of tax of $5	$(9)

UNAUDITED

The effect of derivatives designated as hedging instruments on the Consolidated Statements of Profit is as follows:

Fair Value Hedges
(Millions of dollars)
		Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts	Other income (expense)	$(9)	$15	$(53)	$52

Cash Flow Hedges
(Millions of dollars)
		Three Months Ended March 31, 2012
	Classification of Gains (Losses)	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(1)	$—
Interest rate contracts	Other income (expense)	—	—
		$(1)	$—

		Three Months Ended March 31, 2011
	Classification of Gains (Losses)	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(6)	$—
Interest rate contracts	Other income (expense)	—	1
		$(6)	$1

The effect of derivatives not designated as hedging instruments on the Consolidated Statements of Profit is as follows:

Undesignated Derivatives
(Millions of dollars)		Three Months Ended March 31,
	Classification of Gains (Losses)	2012	2011
Foreign exchange contracts	Other income (expense)	$7	$—
Interest rate contracts	Other income (expense)	—	—
		$7	$—

UNAUDITED

6.	Segment Information

A.     Description of segments

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

•
Europe and Caterpillar Power Finance: This segment includes our offices that serve dealers and customers in Europe, Africa, Middle East and the Commonwealth of Independent States.  This segment also includes Caterpillar Power Finance (CPF), which finances marine vessels with Caterpillar engines worldwide and also provides debt financing for Caterpillar electrical power generation, gas compression and co-generation systems, as well as non-Caterpillar equipment that is powered by these systems worldwide.

•	Asia/Pacific: This segment includes offices in Australia, China, Japan, South Korea and Southeast Asia that serve local dealers and customers.

•	Latin America: We have offices in Brazil, Mexico and Chile that serve local dealers and customers in Central and South America.

•	Mining: This segment includes large mining customers worldwide. This segment also provides project financing in various countries.
To align with changes in our executive management responsibilities at Cat Financial, our management reporting structure was updated effective January 1, 2012. Prior year data has been revised to conform to the 2012 presentation.
B.     Measurement and reconciliations
Debt and other expenses are allocated to operating segments based on their respective portfolios. The related Interest expense is calculated based on the amount of allocated debt and the rates associated with that debt. The Provision for credit losses included in each segment's profit is based on each segment's share of the Company's Allowance for credit losses.
Reconciling items are created based on accounting differences between segment reporting and our consolidated external reporting. For the reconciliation of profit before income taxes, we have grouped the reconciling items as follows:

•
Unallocated:  This item is related to corporate requirements and strategies that are considered to be for the benefit of the entire organization. Also included are the consolidated results of the special purpose corporation (see Note 7 for additional information) and other miscellaneous items.

•	Timing: Timing differences in the recognition of costs between segment reporting and consolidated external reporting.

•	Methodology: Methodology differences between our segment reporting and our external reporting are as follows:

◦	Segment assets include other managed assets for which we typically maintain servicing responsibilities.

◦	Interest expense includes realized forward points on foreign currency forward contracts, with the mark-to-market elements of the forward exchange contracts included as a methodology difference.

◦	The profit attributable to noncontrolling interests is considered a component of segment profit.

UNAUDITED

As noted above, the segment information is presented on a management-reporting basis. Unlike financial reporting, there is no authoritative guidance for management reporting equivalent to U.S. GAAP.
Supplemental segment data and reconciliations to consolidated external reporting for the three months ended March 31,

(Millions of dollars) 2012	Revenues	Segment Profit	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Segment Assets at March 31, 2012	Capital expenditures
North America	$238	$74	$73	$66	$(4)	$10,808	$65
Europe and CPF	120	35	34	19	8	7,033	91
Asia/Pacific	92	36	31	5	4	4,732	58
Latin America	95	34	32	14	3	4,122	21
Mining	112	17	23	65	2	2,864	108
Total Segments	657	196	193	169	13	29,559	343
Unallocated	16	(21)	13	—	1	1,331	—
Timing	(5)	(3)	(3)	—	5	26	—
Methodology	—	(2)	1	—	—	(15)	—
Inter-segment Eliminations	—	—	—	—	—	(134)	—
Total	$668	$170	$204	$169	$19	$30,767	$343

2011	Revenues	Segment Profit	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Segment Assets at December 31, 2011	Capital expenditures
North America	$247	$42	$83	$70	$22	$11,177	$54
Europe and CPF	124	30	37	23	12	6,601	23
Asia/Pacific	71	22	28	3	8	4,557	6
Latin America	77	20	28	10	9	3,947	40
Mining	108	14	22	64	3	2,645	57
Total Segments	627	128	198	170	54	28,927	180
Unallocated	19	(13)	9	1	3	1,350	—
Timing	(6)	1	(2)	—	(2)	67	—
Methodology	—	(1)	(1)	—	—	15	—
Inter-segment Eliminations	—	—	—	—	—	(247)	—
Total	$640	$115	$204	$171	$55	$30,112	$180

7.	Guarantees

We provide loan guarantees to third-party lenders for financing associated with machinery purchased by customers. These guarantees have varying terms and are secured by the machinery. In addition, we participate in standby letters of credit issued to third parties on behalf of our customers. These standby letters of credit have varying terms and beneficiaries and are secured by customer assets.

UNAUDITED

We have provided a limited indemnity to a third-party bank resulting from the assignment of certain leases to that bank. The indemnity is for the possibility that the insurers of these leases would become insolvent. The indemnity expires December 15, 2012 and is unsecured.
No loss has been experienced or is anticipated under any of these guarantees. The related liability was $2 million at March 31, 2012 and December 31, 2011. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees are as follows:

(Millions of dollars)	March 31, 2012	December 31, 2011
Customer guarantees	$163	$159
Limited indemnity	10	11
Total guarantees	$173	$170

We provide guarantees to repurchase certain loans of Caterpillar dealers from a special purpose corporation (SPC) that qualifies as a VIE (see Note 1 for additional information regarding the accounting guidance on the consolidation of VIEs). The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers. This SPC issues commercial paper and uses the proceeds to fund its loan program. We have a loan purchase agreement with the SPC that obligates us to purchase certain loans that are not paid at maturity. We receive a fee for providing this guarantee, which provides a source of liquidity for the SPC. We are the primary beneficiary of the SPC as our guarantees result in us having both the power to direct the activities that most significantly impact the SPC's economic performance and the obligation to absorb losses, and therefore we have consolidated the financial statements of the SPC. As of March 31, 2012 and December 31, 2011, the SPC’s assets of $660 million and $586 million, respectively, are primarily comprised of loans to dealers, which are included in Retail notes receivable in the Consolidated Statements of Financial Position, and the SPC's liabilities of $660 million and $586 million, respectively, are primarily comprised of commercial paper, which is included in Short-term borrowings in the Consolidated Statements of Financial Position. No loss has been experienced or is anticipated under this loan purchase agreement. Our assets are not available to pay creditors of the SPC, except to the extent we may be obligated to perform under the guarantee, and assets of the SPC are not available to pay our creditors.

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

UNAUDITED

When available, we use quoted market prices to determine fair value, and we classify such measurements within Level 1. In some cases where market prices are not available, we make use of observable market-based inputs to calculate fair value, in which case the measurements are classified within Level 2. If quoted or observable market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based parameters such as interest rates, yield curves and currency rates. These measurements are classified within Level 3.

Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation. A measurement may therefore be classified within Level 3 even though there may be significant inputs that are readily observable.

Fair value measurement includes the consideration of nonperformance risk. Nonperformance risk refers to the risk that an obligation (either by a counterparty or us) will not be fulfilled. For financial assets traded in an active market (Level 1), the nonperformance risk is included in the market price. For certain other financial assets and liabilities (Level 2 and 3), our fair value calculations have been adjusted accordingly.

Derivative financial instruments
The fair value of interest rate swap derivatives is primarily based on standard industry accepted models that utilize the appropriate market-based forward swap curves and zero-coupon interest rates to determine discounted cash flows. The fair value of foreign currency forward contracts is based on a standard industry accepted valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward rate.

Guarantees
The fair value of guarantees is based on our estimate of the premium a market participant would require to issue the same guarantee in a stand-alone arms-length transaction with an unrelated party. If quoted or observable market prices are not available, fair value is based upon internally developed models that utilize current market-based assumptions.
Assets and liabilities measured on a recurring basis at fair value included in our Consolidated Statements of Financial Position as of March 31, 2012 and December 31, 2011 are summarized below:

(Millions of dollars)
	March 31, 2012
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Assets
Derivative financial instruments, net	$—	$238	$—	$238
Total Assets	$—	$238	$—	$238
Liabilities
Guarantees	$—	$—	$2	$2
Total Liabilities	$—	$—	$2	$2

	December 31, 2011
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Assets
Derivative financial instruments, net	$—	$232	$—	$232
Total Assets	$—	$232	$—	$232
Liabilities
Guarantees	$—	$—	$2	$2
Total Liabilities	$—	$—	$2	$2

UNAUDITED

Below are roll-forwards of assets and liabilities measured at fair value using Level 3 inputs for the three months ended March 31, 2012 and 2011. These instruments were valued using pricing models that, in management’s judgment, reflect the assumptions of a marketplace participant.

(Millions of dollars)	Guarantees
Balance as of December 31, 2011	$2
Issuance of guarantees	—
Expiration of guarantees	—
Balance as of March 31, 2012	$2

(Millions of dollars)	Guarantees
Balance as of December 31, 2010	$3
Issuance of guarantees	1
Expiration of guarantees	(1)
Balance as of March 31, 2011	$3

Impaired loans
In addition to the amounts above, we had impaired loans with a fair value of $133 million and $141 million as of March 31, 2012 and December 31, 2011, respectively. A loan is considered impaired when management determines that collection of contractual amounts due is not probable. In these cases, an allowance for credit losses is established based primarily on the fair value of associated collateral. As the collateral's fair value is based on observable market prices and/or current appraised values, the impaired loans are classified as Level 2 measurements.

B.	Fair Values of Financial Instruments

In addition to the methods and assumptions we use to record the fair value of financial instruments as discussed in the Fair Value Measurements section above, we used the following methods and assumptions to estimate the fair value of our financial instruments.

Cash and cash equivalents – carrying amount approximated fair value.

Finance receivables, net – fair value was estimated by discounting the future cash flows using current rates representative of receivables with similar remaining maturities.

Restricted cash and cash equivalents – carrying amount approximated fair value.

Short-term borrowings – carrying amount approximated fair value.

Long-term debt – fair value on fixed and floating-rate debt was estimated based on quoted market prices.

UNAUDITED

Please refer to the table below for the fair values of our financial instruments.

(Millions of dollars)	March 31, 2012			December 31, 2011
	Carrying Amount		Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Cash and cash equivalents	$1,152		$1,152	$1,176	$1,176	1
Foreign currency contracts:
In a receivable position	$10	10	$10	$7	$7	2	Note 5
In a payable position	$(5)		$(5)	$(16)	$(16)	2	Note 5
Finance receivables, net (excluding finance leases(1))	$17,968		$17,720	$17,431	$17,172	2	Note 4
Restricted cash and cash equivalents(2)	$27		$27	$64	$64	1
Short-term borrowings	$(4,078)		$(4,078)	$(3,895)	$(3,895)	1
Long-term debt	$(22,213)		$(23,265)	$(21,631)	$(22,674)	1 & 2
Interest rate swaps:
In a net receivable position	$239		$239	$248	$248	2	Note 5
In a net payable position	$(6)		$(6)	$(7)	$(7)	2	Note 5
Guarantees	$(2)		$(2)	$(2)	$(2)	3	Note 7

(1)As of March 31, 2012 and December 31, 2011, represents finance leases with a net carrying value of $7,463 million and $7,325 million, respectively.
(2) Included in Other assets in the Consolidated Statements of Financial Position.

9.	Contingencies

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

The provision for income taxes for the three months ended March 31, 2012 reflects an estimated annual effective tax rate of 27 percent. The provision for income taxes for the three months ended March 31, 2011 reflected an estimated annual effective tax rate of 26 percent.

UNAUDITED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW:  FIRST QUARTER 2012 VS. FIRST QUARTER 2011
We reported first-quarter 2012 revenues of $668 million, an increase of $28 million, or 4 percent, compared with the first quarter of 2011. First-quarter profit after tax was $120 million, a $37 million, or 45 percent, increase from the first quarter of 2011.

•
The increase in revenues was principally due to a $47 million favorable impact from higher average earning assets (finance receivables and operating leases at constant rates), partially offset by a $15 million unfavorable impact from lower rates on new and existing finance receivables and operating leases.

•
Profit before income taxes was $170 million for the first quarter of 2012, compared to $115 million for the first quarter of 2011. The increase was principally due to a $36 million decrease in the provision for credit losses, an $18 million favorable impact from higher average earning assets, and a $13 million improvement in net yield on average earning assets. These increases were partially offset by a $10 million increase in general, operating and administrative expense.

•	The provision for income taxes in the first quarter of 2012 reflects an estimated annual tax rate of 27 percent compared to 26 percent in the first quarter of 2011.

•
New retail financing in the first quarter of 2012 was $3.1 billion, an increase of $292 million, or 11 percent, from the first quarter of 2011. The increase was a result of growth across all operating segments with the exception of North America, which declined slightly.

•
At the end of the first quarter of 2012, past dues were 3.19 percent compared with 2.89 percent at the end of 2011. The increase in past dues from year-end is primarily due to seasonality impacts. At the end of the first quarter of 2011, past dues were 3.94 percent. Write-offs, net of recoveries, were $11 million for the first quarter of 2012, down from $41 million in the first quarter of 2011.

•
As of March 31, 2012, our allowance for credit losses totaled $379 million or 1.47 percent of net finance receivables, compared with $369 million or 1.47 percent of net finance receivables at year-end 2011. The allowance for credit losses as of March 31, 2011, was $380 million, which was 1.55 percent of net finance receivables.

UNAUDITED

REVIEW OF CONSOLIDATED STATEMENTS OF PROFIT
THREE MONTHS ENDED MARCH 31, 2012 VS. THREE MONTHS ENDED MARCH 31, 2011
REVENUES
Retail and wholesale revenue for the first quarter of 2012 was $410 million, an increase of $31 million from the same period in 2011. The increase was due to a $31 million favorable impact from higher average earning assets (finance receivables at constant interest rates). The annualized average yield was 6.47 percent for the three months ended March 31, 2012 and 2011.
Operating lease revenue for the first quarter of 2012 was $216 million, a decrease of $3 million from the same period in 2011. The decrease was due to a $2 million unfavorable impact from lower average earning assets (operating leases at constant rates) and a $1 million unfavorable impact from lower rates on operating leases.
Other revenue, net, items were as follows:

(Millions of dollars)	Three Months Ended March 31,
	2012	2011
Finance receivable and operating lease fees (including late charges)	$18	$19
Fees on credit facility with Caterpillar	10	10
Interest income on Notes Receivable from Caterpillar	5	3
Net gain on returned or repossessed equipment	4	6
Miscellaneous other revenue, net	5	4
Total Other revenue, net	$42	$42

EXPENSES
Interest expense was $204 million for both the first quarter of 2012 and 2011. The average cost of borrowing decreased 36 basis points from 3.57 percent for the first quarter of 2011 to 3.21 for the first quarter of 2012. Average borrowings increased 10 percent.
Depreciation expense on equipment leased to others was $169 million, down $2 million from the first quarter of 2011.
General, operating and administrative expenses were $99 million for the first quarter of 2012, compared to $89 million for the same period in 2011. The increase was due to increases in labor costs and other operating expenses. There were 1,652 full-time employees as of March 31, 2012, compared to 1,584 as of March 31, 2011.

The provision for credit losses was $19 million for the first quarter of 2012, down $36 million from the first quarter of 2011, primarily due to improved portfolio health. The Allowance for credit losses as of March 31, 2012, was 1.47 percent of net finance receivables compared to 1.55 percent as of March 31, 2011. See Note 4A of Notes to Consolidated Financial Statements for further discussion.

Other expenses were $8 million for the first quarter of 2012, up $1 million from the first quarter of 2011.

UNAUDITED

Other income (expense) items were as follows:

(Millions of dollars)	Three Months Ended
	March 31,
	2012	2011
Net gain from interest rate derivatives	$6	$—

Currency exchange loss	(12)	(2)
Net gain on undesignated foreign exchange contracts (including forward points)	7	—
Net currency exchange loss	(5)	(2)

Other miscellaneous income	—	3

Total Other income (expense)	$1	$1

         The provision for income taxes was $46 million in the first quarter of 2012, compared to $29 million for the first quarter of 2011. The provision for income taxes in the first quarter of 2012 reflects an estimated annual tax rate of 27 percent compared to 26 percent in the first quarter of 2011.
PROFIT
As a result of the performance discussed above, profit after tax was $120 million for the first quarter of 2012, an increase of $37 million, or 45 percent, from the first quarter of 2011.
REVIEW OF CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

ASSETS
Total assets were $30.767 billion as of March 31, 2012, an increase of $655 million, or 2 percent, from December 31, 2011, principally due to an increase in net finance receivables.
During the three months ended March 31, 2012, new retail financing was $3.1 billion, an increase of $292 million, or 11 percent, from the first quarter of 2011. The increase was a result of growth across all operating segments with the exception of North America, which declined slightly.
Total Off-Balance Sheet Managed Assets
We manage and service receivables and leases that have been sold to third parties with limited or no recourse to us to mitigate the concentration of credit risk with certain customers. These receivables and leases are not available to pay our creditors.

UNAUDITED

Off-balance sheet managed assets were as follows:

(Millions of dollars)	March 31,	December 31,
	2012	2011
Other Managed Assets
Retail finance leases	$136	$133
Retail installment sale contracts	58	48
Retail notes receivable	40	39
Operating leases	22	15
Total off-balance sheet managed assets	$256	$235

TOTAL PAST DUE FINANCE AND RENTS RECEIVABLES
At the end of the first quarter of 2012, past dues were 3.19 percent compared with 2.89 percent at the end of 2011. The increase in past dues from year-end is primarily due to seasonality impacts. At the end of the first quarter of 2011, past dues were 3.94 percent. Write-offs, net of recoveries, were $11 million for the first quarter of 2012, down from $41 million in the first quarter of 2011.
CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity provide us with the ability to meet our financial obligations on a timely basis. Maintaining and managing adequate capital and liquidity resources includes management of funding sources and their utilization based on current, future and contingent needs. We do not generate material funding through structured finance transactions.
In the event that we, or any of our debt securities, experience a credit rating downgrade, it would likely result in an increase in our borrowing costs and make access to certain credit markets more difficult.  In the event economic conditions deteriorate such that access to debt markets becomes unavailable, we would rely on cash flow from our existing portfolio, utilization of existing cash balances, access to our revolving credit facilities and our other credit facilities and potential borrowings from Caterpillar.  In addition, Caterpillar maintains a support agreement with us, which requires Caterpillar to remain our sole owner and may, under certain circumstances, require Caterpillar to make payments to us should we fail to maintain certain financial ratios.
BORROWINGS
Borrowings consist primarily of medium-term notes, commercial paper, variable denomination floating rate demand notes and bank borrowings, the combination of which is used to manage interest rate risk and funding requirements.

Total borrowings outstanding as of March 31, 2012 were $26.291 billion, an increase of $765 million over December 31, 2011, due to increasing portfolio balances. Outstanding borrowings were as follows:

(Millions of dollars)	March 31, 2012	December 31, 2011
Medium-term notes, net of unamortized discount	$20,608	$20,048
Commercial paper, net of unamortized discount	2,964	2,818
Bank borrowings – long-term	1,605	1,583
Bank borrowings – short-term	553	527
Variable denomination floating rate demand notes	561	550
Total outstanding borrowings	$26,291	$25,526

UNAUDITED

Medium-term notes
We issue medium-term unsecured notes through securities dealers or underwriters in the U.S., Canada, Europe, Australia, Japan, Hong Kong, Argentina and Mexico to both retail and institutional investors. These notes are offered in several currencies and with a variety of maturities. These notes are senior unsecured obligations of the Company. Medium-term notes outstanding as of March 31, 2012, mature as follows:

(Millions of dollars)
2012	$3,716
2013	5,438
2014	4,679
2015	1,688
2016	1,733
Thereafter	3,354
Total	$20,608

Medium-term notes issued totaled $1.287 billion and redeemed totaled $794 million for the three months ended March 31, 2012.
Commercial paper
We issue unsecured commercial paper in the U.S., Europe and other international capital markets. These short-term promissory notes are issued on a discounted basis and are payable at maturity.
Revolving credit facilities
We have three global credit facilities with a syndicate of banks totaling $8.5 billion (Credit Facility) available in the aggregate to both Caterpillar and us to support our commercial paper programs in the event those programs become unavailable and for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of March 31, 2012 was $6.5 billion.

•	The 364-day facility of $2.55 billion expires in September 2012.

•	The four-year facility of $2.09 billion expires in September 2014.

•	The five-year facility of $3.86 billion expires in September 2016.
At March 31, 2012, Caterpillar’s consolidated net worth was $21.47 billion, which was above the $9.00 billion required under the Credit Facility. The consolidated net worth is defined as the consolidated stockholder’s equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income/(loss).

At March 31, 2012, our covenant interest coverage ratio was 1.66 to 1.  This is above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at March 31, 2012, our covenant leverage ratio was 7.89 to 1.  This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

UNAUDITED

In the event that either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the bank group may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings.  At March 31, 2012 and December 31, 2011, there were no borrowings under the Credit Facility.

Bank borrowings
Credit lines with banks as of March 31, 2012 totaled $3.88 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements. The remaining available credit commitments may be withdrawn any time at the lenders' discretion. As of March 31, 2012, we had $2.16 billion outstanding against these credit lines compared to $2.11 billion as of December 31, 2011, and were in compliance with all debt covenants under these credit lines.
Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction. We do not hold reserves to fund the payment of the demand notes. The notes are offered on a continuous basis by prospectus only.
Notes receivable from/payable to Caterpillar
Under our variable amount lending agreements and other notes receivable with Caterpillar, we may borrow up to $2.14 billion from Caterpillar, and Caterpillar may borrow up to $1.69 billion from us. The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice. We had notes receivable of $349 million outstanding under these agreements as of March 31, 2012, compared to notes receivable of $327 million as of December 31, 2011.
Committed Credit Facility
In addition, during the first quarter of 2011, we entered into a $2 billion committed credit facility with Caterpillar, which expires in February 2019. We receive a fee from Caterpillar based on amounts drawn under the credit facility and a commitment fee for the undrawn amounts under the credit facility.  At March 31, 2012 and December 31, 2011, there were no borrowings under this credit facility.
OFF-BALANCE SHEET ARRANGEMENTS
We lease all of our facilities. In addition, we have potential payment exposure for guarantees issued to third parties totaling $173 million as of March 31, 2012.
CASH FLOWS
Operating cash flow was $216 million in the first quarter of 2012, compared with $276 million for the same period a year ago. Net cash used for investing activities was $612 million for the first quarter of 2012, compared with $1.10 billion for the same period in 2011. The change is primarily due to less net cash used for finance receivables due to slower growth in the wholesale notes portfolio. Net cash provided by financing activities was $359 million for the first quarter of 2012, compared to $263 million for the same period in 2011. The change is primarily due to the impact of intercompany borrowings, partially offset by lower funding requirements.

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
The Allowance for credit losses attributable to specific accounts is based on the most probable source of repayment, which is normally the liquidation of collateral. In determining collateral value, we estimate the current fair market value of the collateral. In addition, we consider credit enhancements such as additional collateral and contractual third-party guarantees in determining the allowance for credit losses attributable to non-performing receivables. The Allowance for credit losses attributable to the remaining accounts is a general allowance based upon the risk in the portfolio primarily using probabilities of default and an estimate of associated losses. In addition, qualitative factors not able to be fully captured in previous analysis including industry trends, macroeconomic factors and model imprecision are considered in the evaluation of the adequacy of the Allowance for credit losses. These qualitative factors are subjective and require a degree of management judgment.
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

UNAUDITED

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q may be considered "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements may relate to future events or our future financial performance, which may involve known and unknown risks and uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by any forward-looking statements. From time to time, we may also provide forward-looking statements in oral presentations to the public or in other materials we issue to the public. Forward-looking statements give current expectations or forecasts of future events about the company. You may identify these statements by the fact that they do not relate to historical or current facts and may use words such as "believes," "expects," "estimates," "anticipates," "will," "should," "plan," "project," "intend," "could" and similar words or phrases. These statements are only predictions. Actual events or results may differ materially due to factors that affect international businesses, including changes in economic conditions and challenges in the global financial and credit markets, and change in laws and regulations (including regulations implemented under the Dodd-Frank Wall Street Reform and Consumer Protection Act) and political stability, as well as factors specific to Cat Financial and the markets we serve, including the market’s acceptance of our products and services, the creditworthiness of our customers, interest rate and currency rate fluctuations and estimated residual values of leased equipment. These risk factors may not be exhaustive. We operate in a continually changing business environment and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. Moreover, we do not assume responsibility for the accuracy and completeness of those statements. Forward-looking statements are qualified in their entirety by reference to the factors discussed under the captions "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K filed with the Securities and Exchange Commission (SEC) on February 21, 2012 and in this Form 10-Q filing. We do not undertake to update our forward-looking statements.

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
ITEM 1A.  RISK FACTORS

For a discussion of risks and uncertainties that may affect our business, please see Part I. Item 1A. Risk Factors in our annual report on Form 10-K filed with the SEC on February 21, 2012, for the year ended December 31, 2011. There has been no material change in this information for the current quarter.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description of Exhibit

12	Computation of Ratio of Profit to Fixed Charges
31.1	Certification of Kent M. Adams, President, Director and Chief Executive Officer of Caterpillar Financial Services Corporation, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Caterpillar Financial Services Corporation
(Registrant)
Date: May 7, 2012	By:	/s/ Steven R. Elsesser
Steven R. Elsesser, Controller

Date: May 7, 2012	By:	/s/ Kent M. Adams
Kent M. Adams, President, Director and Chief Executive Officer

UNAUDITED

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

12	Computation of Ratio of Profit to Fixed Charges
31.1	Certification of Kent M. Adams, President, Director and Chief Executive Officer of Caterpillar Financial Services Corporation, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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