Form 10-Q
period 2012-06-30
CATERPILLAR FINANCIAL SERVICES CORP
filed 2012-08-06
CIK 764764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Yes [   ] No [ ✓ ]
As of August 6, 2012, one share of common stock of the registrant was outstanding, which is owned by Caterpillar Inc.
The registrant is a wholly owned subsidiary of Caterpillar Inc. and meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced disclosure format.

UNAUDITED

PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
In addition to the accompanying unaudited consolidated financial statements for Caterpillar Financial Services Corporation (together with its subsidiaries, "Cat Financial," "the Company," "we," "us" or "our"), we suggest that you read our 2011 Annual Report on Form 10-K. The Company files electronically with the Securities and Exchange Commission (SEC) required reports on Form 8-K, Form 10-Q and Form 10-K and registration statements on Form S-3 and other forms or reports as required. The public may read and copy any materials the Company has filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxies and information statements and other information regarding issuers that file electronically with the SEC. Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished with the SEC are available free of charge through Caterpillar Inc.'s Internet site (www.caterpillar.com/secfilings) as soon as reasonably practicable after filing with the SEC. Copies may also be obtained free of charge by writing to: Legal Dept., Caterpillar Financial Services Corporation, 2120 West End Ave., Nashville, Tennessee 37203-0001. In addition, the public may obtain more detailed information about our parent company, Caterpillar Inc. (together with its subsidiaries, "Caterpillar" or "Cat") by visiting its Internet site (www.caterpillar.com). None of the information contained at any time on our Internet site, Caterpillar’s Internet site or the SEC’s Internet site is incorporated by reference into this document.

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF PROFIT
(Unaudited)
(Dollars in Millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues:
Retail finance	$328	$326	$654	$640
Operating lease	214	221	430	440
Wholesale finance	86	79	170	144
Other, net	40	49	82	91
Total revenues	668	675	1,336	1,315

Expenses:
Interest	198	209	402	413
Depreciation on equipment leased to others	172	176	341	347
General, operating and administrative	105	101	204	190
Provision for credit losses	34	31	53	86
Other	5	10	13	17
Total expenses	514	527	1,013	1,053

Other income (expense)	(10)	4	(9)	5

Profit before income taxes	144	152	314	267

Provision for income taxes	39	40	85	69

Profit of consolidated companies	105	112	229	198

Less: Profit attributable to noncontrolling interests	1	5	5	8

Profit [1]	$104	$107	$224	$190

1 Profit attributable to Caterpillar Financial Services Corporation.

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Profit of consolidated companies	$105	$112	$229	$198

Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (expense)/benefit of : 2012-$(47) three months, $(19) six months; 2011-$21 three months, $84 six months	(167)	79	(61)	251
Derivative financial instruments:
Gains (losses) deferred, net of tax (expense)/benefit of: 2012-$1 three months, $1 six months; 2011-$- three months, $- six months	(1)	(1)	(1)	(1)
(Gains) losses reclassified to earnings, net of tax (expense)/benefit of: 2012-$(1) three months, $(1) six months; 2011-$(2) three months, $(3) six months	—	4	1	9
Total Other comprehensive income (loss), net of tax	(168)	82	(61)	259

Comprehensive income (loss)	(63)	194	168	457

Less: Comprehensive income attributable to the noncontrolling interests	2	6	5	10

Comprehensive income (loss) attributable to Caterpillar Financial Services Corporation	$(65)	$188	$163	$447

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in Millions, except share data)

	June 30, 2012	December 31, 2011
Assets:
Cash and cash equivalents	$2,210	$1,176
Finance receivables
Retail notes receivable	10,183	8,840
Wholesale notes receivable	4,156	4,368
Finance leases and installment sale contracts - Retail	12,867	12,436
Finance leases and installment sale contracts - Wholesale	461	425
	27,667	26,069
Less: Unearned income	(951)	(944)
Less: Allowance for credit losses	(393)	(369)
Total net finance receivables	26,323	24,756

Notes receivable from Caterpillar	310	327
Equipment on operating leases,
less accumulated depreciation	2,749	2,611
Deferred and refundable income taxes	123	159
Other assets	1,040	1,083
Total assets	$32,755	$30,112

Liabilities and stockholder’s equity:
Payable to dealers and others	$124	$100
Payable to Caterpillar – other	49	67
Accrued expenses	236	292
Income taxes payable	79	60
Short-term borrowings	4,455	3,895
Current maturities of long-term debt	5,739	5,102
Long-term debt	18,092	16,529
Deferred income taxes and other liabilities	593	597
Total liabilities	29,367	26,642

Commitments and contingent liabilities (Notes 7 and 9)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid-in amount)	745	745
Additional paid-in capital	2	2
Retained earnings	2,486	2,512
Accumulated other comprehensive income/(loss)	55	116
Noncontrolling interests	100	95
Total stockholder’s equity	3,388	3,470

Total liabilities and stockholder’s equity	$32,755	$30,112

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Unaudited)
(Dollars in Millions)

Six Months Ended June 30, 2011	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Noncontrolling interests	Total
Balance at December 31, 2010	$745	$2	$2,734	$217	$83	$3,781
Profit of consolidated companies			190		8	198
Dividend paid to Cat Inc.			(300)			(300)
Foreign currency translation, net of tax				249	2	251
Derivative financial instruments, net of tax				8		8
Balance at June 30, 2011	$745	$2	$2,624	$474	$93	$3,938

Six Months Ended June 30, 2012
Balance at December 31, 2011	$745	$2	$2,512	$116	$95	$3,470
Profit of consolidated companies			224		5	229
Dividend paid to Cat Inc.			(250)			(250)
Foreign currency translation, net of tax				(61)		(61)
Derivative financial instruments, net of tax				—		—
Balance at June 30, 2012	$745	$2	$2,486	$55	$100	$3,388

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Profit of consolidated companies	$229	$198
Adjustments for non-cash items:
Depreciation and amortization	351	357
Amortization of receivables purchase discount	(120)	(102)
Provision for credit losses	53	86
Gain on sales of receivables	(1)	(2)
Other, net	(27)	(44)
Changes in assets and liabilities:
Receivables from others	(29)	13
Other receivables/payables with Caterpillar	(11)	—
Payable to dealers and others	3	16
Accrued interest payable	(7)	(35)
Accrued expenses and other liabilities, net	(31)	(53)
Income taxes payable	59	93
Net cash provided by operating activities	469	527

Cash flows from investing activities:
Capital expenditures for equipment on operating leases and other capital expenditures	(800)	(519)
Proceeds from disposals of equipment	486	603
Additions to finance receivables	(10,012)	(7,734)
Collections of finance receivables	8,017	7,008
Net changes in Caterpillar purchased receivables	117	(1,056)
Proceeds from sales of receivables	85	104
Net change in variable lending to Caterpillar	—	55
Additions to other notes receivable with Caterpillar	(66)	(31)
Collections on other notes receivable with Caterpillar	81	6
Restricted cash and cash equivalents activity, net	36	80
Other, net	(6)	12
Net cash provided by (used for) investing activities	(2,062)	(1,472)

Cash flows from financing activities:
Payments on borrowings with Caterpillar	—	(600)
Proceeds from debt issued (original maturities greater than three months)	7,357	5,799
Payments on debt issued (original maturities greater than three months)	(4,822)	(4,638)
Short-term borrowings, net (original maturities three months or less)	444	105
Dividend paid to Caterpillar	(250)	(300)
Net cash provided by (used for) financing activities	2,729	366

Effect of exchange rate changes on cash and cash equivalents	(102)	73

Increase/(decrease) in cash and cash equivalents	1,034	(506)
Cash and cash equivalents at beginning of year	1,176	1,676
Cash and cash equivalents at end of period	$2,210	$1,170

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated profit for the three and six months ended June 30, 2012 and 2011, (b) the consolidated comprehensive income for the three and six months ended June 30, 2012 and 2011, (c) the consolidated financial position as of June 30, 2012 and December 31, 2011, (d) the consolidated changes in stockholder's equity for the six months ended June 30, 2012 and 2011 and (e) the consolidated cash flows for the six months ended June 30, 2012 and 2011. The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).
Certain amounts for prior periods have been reclassified to conform to the current period presentation. The investing activities on the Consolidated Statements of Cash Flows have additions and collections related to Caterpillar purchased receivables presented on a net basis. These receivables have short durations with a high turnover rate. The total cash flows for investing activities have not changed.
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

Comprehensive income/(loss) and its components are presented in the Consolidated Statements of Comprehensive Income. Accumulated other comprehensive income/(loss), net of tax, included in the Consolidated Statements of Changes in Stockholder's Equity, consisted of the following as of:

(Millions of dollars)
	June 30, 2012	June 30, 2011
Foreign currency translation	$61	$480
Derivative financial instruments	(6)	(6)
Total Accumulated other comprehensive income/(loss)	$55	$474

UNAUDITED

3.	New Accounting Pronouncements

Disclosures about the credit quality of financing receivables and the allowance for credit losses – In July 2010, the Financial Accounting Standards Board (FASB) issued accounting guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses.  The guidance expands disclosures for the allowance for credit losses and financing receivables by requiring entities to disclose information at disaggregated levels.  It also requires disclosure of credit quality indicators, past due information and modifications of financing receivables.  Also, in April 2011, the FASB issued guidance clarifying when a restructuring of a receivable should be considered a troubled debt restructuring by providing additional guidance for determining whether the creditor has granted a concession and whether the debtor is experiencing financial difficulties.  For end of period balances, the new disclosures were effective December 31, 2010 and did not have a material impact on our financial statements.  For activity during a reporting period, the disclosures were effective January 1, 2011 and did not have a material impact on our financial statements. The disclosures related to modifications of financing receivables, as well as the guidance clarifying when a restructured receivable should be considered a troubled debt restructuring were effective July 1, 2011 and did not have a material impact on our financial statements.  See Note 4A for additional information.

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

We further evaluate our portfolio segments by the class of finance receivables, which is defined as a level of information (below a portfolio segment) in which the finance receivables have the same initial measurement attribute and a similar method for assessing and monitoring credit risk. Typically, our finance receivables within a geographic area have similar credit risk profiles and methods for assessing and monitoring credit risk. Our classes, which align with management reporting for credit losses, are as follows:

•	North America - Finance receivables originated in the United States or Canada.

•	Europe - Finance receivables originated in Europe, Africa, Middle East and the Commonwealth of Independent States.

•	Asia/Pacific - Finance receivables originated in Australia, New Zealand, China, Japan, South Korea and Southeast Asia.

•	Mining - Finance receivables related to large mining customers worldwide.

•	Latin America - Finance receivables originated in Central and South American countries and Mexico.

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
There were no impaired loans or finance leases as of June 30, 2012 and December 31, 2011, for the Dealer and Caterpillar Purchased Receivables portfolio segments. The average recorded investment for impaired loans and finance leases for the Dealer and Caterpillar Purchased Receivables portfolio segments was zero for the three and six months ended June 30, 2012 and 2011.

Individually impaired loans and finance leases for the customer portfolio segment were as follows:

(Millions of dollars)
	As of June 30, 2012			As of December 31, 2011
Impaired Loans and Finance Leases With No Allowance Recorded(1)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment(2)	Unpaid Principal Balance(2)	Related Allowance
Customer
North America	$46	$44	$—	$83	$80	$—
Europe	45	44	—	47	46	—
Asia/Pacific	3	3	—	4	4	—
Mining	8	8	—	8	8	—
Latin America	5	5	—	9	9	—
Caterpillar Power Finance	175	174	—	175	170	—
Total	$282	$278	$—	$326	$317	$—
Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$58	$53	$12	$69	$64	$15
Europe	38	38	11	36	33	12
Asia/Pacific	28	28	4	13	13	3
Mining	69	68	7	13	13	4
Latin America	45	45	7	25	25	6
Caterpillar Power Finance	112	108	20	93	92	16
Total	$350	$340	$61	$249	$240	$56
Total Impaired Loans and Finance Leases
Customer
North America	$104	$97	$12	$152	$144	$15
Europe	83	82	11	83	79	12
Asia/Pacific	31	31	4	17	17	3
Mining	77	76	7	21	21	4
Latin America	50	50	7	34	34	6
Caterpillar Power Finance	287	282	20	268	262	16
Total	$632	$618	$61	$575	$557	$56

(1)There was no related allowance for credit losses due to sufficient collateral value.
(2)Amounts previously disclosed have been revised due to immaterial errors.

UNAUDITED

(Millions of dollars)
	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
Impaired Loans and Finance Leases With No Allowance Recorded(1)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment(2)	Interest Income Recognized
Customer
North America	$57	$—	$104	$1
Europe	45	—	8	—
Asia/Pacific	3	—	6	—
Mining	8	—	8	—
Latin America	5	—	10	—
Caterpillar Power Finance	203	1	261	—
Total	$321	$1	$397	$1

Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$66	$1	$162	$2
Europe	40	—	53	—
Asia/Pacific	24	—	18	1
Mining	41	1	—	—
Latin America	40	1	46	1
Caterpillar Power Finance	86	—	72	—
Total	$297	$3	$351	$4

Total Impaired Loans and Finance Leases
Customer
North America	$123	$1	$266	$3
Europe	85	—	61	—
Asia/Pacific	27	—	24	1
Mining	49	1	8	—
Latin America	45	1	56	1
Caterpillar Power Finance	289	1	333	—
Total	$618	$4	$748	$5

(1)There was no related allowance for credit losses due to sufficient collateral value.
(2)Amounts previously disclosed have been revised due to immaterial errors.

UNAUDITED

(Millions of dollars)
	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
Impaired Loans and Finance Leases With No Allowance Recorded(1)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment(2)	Interest Income Recognized
Customer
North America	$63	$1	$97	$2
Europe	45	—	7	—
Asia/Pacific	3	—	5	—
Mining	8	—	8	—
Latin America	6	—	7	—
Caterpillar Power Finance	191	2	231	1
Total	$316	$3	$355	$3

Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$69	$1	$176	$4
Europe	40	—	58	1
Asia/Pacific	22	1	22	1
Mining	29	1	—	—
Latin America	33	1	46	2
Caterpillar Power Finance	87	—	59	—
Total	$280	$4	$361	$8

Total Impaired Loans and Finance Leases
Customer
North America	$132	$2	$273	$6
Europe	85	—	65	1
Asia/Pacific	25	1	27	1
Mining	37	1	8	—
Latin America	39	1	53	2
Caterpillar Power Finance	278	2	290	1
Total	$596	$7	$716	$11

(1)There was no related allowance for credit losses due to sufficient collateral value.
(2)Amounts previously disclosed have been revised due to immaterial errors.
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
As of June 30, 2012 and December 31, 2011, there were no loans or finance leases on non-accrual status for the Dealer or Caterpillar Purchased Receivables portfolio segments.

UNAUDITED

The investment in customer loans and finance leases on non-accrual status was as follows:

(Millions of dollars)
	June 30, 2012	December 31, 2011
Customer
North America	$92	$112
Europe	48	58
Asia/Pacific	30	24
Mining	12	12
Latin America	169	108
Caterpillar Power Finance	297	158
Total	$648	$472

Aging related to loans and finance leases were as follows:

(Millions of dollars)
	June 30, 2012
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$41	$17	$89	$147	$5,572	$5,719	$1
Europe	32	27	56	115	2,204	2,319	10
Asia/Pacific	82	29	42	153	3,209	3,362	15
Mining	4	—	12	16	1,708	1,724	—
Latin America	45	23	157	225	2,354	2,579	—
Caterpillar Power Finance	83	32	177	292	2,876	3,168	14
Dealer
North America	—	—	—	—	2,411	2,411	—
Europe	—	—	—	—	425	425	—
Asia/Pacific	—	—	—	—	991	991	—
Mining	—	—	—	—	1	1	—
Latin America	—	—	—	—	891	891	—
Caterpillar Power Finance	—	—	—	—	—	—	—
Caterpillar Purchased Receivables
North America	16	4	1	21	1,802	1,823	1
Europe	1	—	—	1	383	384	—
Asia/Pacific	—	—	—	—	418	418	—
Mining	—	—	—	—	—	—	—
Latin America	—	—	—	—	473	473	—
Caterpillar Power Finance	2	—	—	2	26	28	—
Total	$306	$132	$534	$972	$25,744	$26,716	$41

UNAUDITED

(Millions of dollars)
	December 31, 2011
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$75	$39	$111	$225	$5,448	$5,673	$9
Europe	27	11	57	95	2,129	2,224	10
Asia/Pacific	48	23	38	109	3,102	3,211	14
Mining	—	—	12	12	1,473	1,485	—
Latin America	32	15	99	146	2,339	2,485	—
Caterpillar Power Finance	14	16	125	155	2,765	2,920	25
Dealer
North America	—	—	2	2	2,412	2,414	2
Europe	—	—	—	—	334	334	—
Asia/Pacific	—	—	—	—	516	516	—
Mining	—	—	—	—	—	—	—
Latin America	—	—	—	—	709	709	—
Caterpillar Power Finance	—	—	—	—	—	—	—
Caterpillar Purchased Receivables
North America	25	4	6	35	1,801	1,836	6
Europe	3	—	—	3	399	402	—
Asia/Pacific	—	—	—	—	465	465	—
Mining	—	—	—	—	—	—	—
Latin America	—	—	—	—	422	422	—
Caterpillar Power Finance	—	—	—	—	29	29	—
Total	$224	$108	$450	$782	$24,343	$25,125	$66

UNAUDITED

Allowance for credit losses

In estimating the Allowance for credit losses, we review loans and finance leases that are past due, non-performing or in bankruptcy. The allowance for credit losses as of June 30, 2012 and December 31, 2011 was as follows:

(Millions of dollars)
	June 30, 2012
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$360	$6	$3	$369
Receivables written off	(50)	—	—	(50)
Recoveries on receivables previously written off	23	—	—	23
Provision for credit losses	51	2	—	53
Adjustment due to sale of receivables	(1)	—	—	(1)
Foreign currency translation adjustment	(1)	—	—	(1)
Balance at end of period	$382	$8	$3	$393

Individually evaluated for impairment	$61	$—	$—	$61
Collectively evaluated for impairment	321	8	3	332
Ending Balance	$382	$8	$3	$393

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$632	$—	$—	$632
Collectively evaluated for impairment	18,239	4,719	3,126	26,084
Ending Balance	$18,871	$4,719	$3,126	$26,716

UNAUDITED

(Millions of dollars)
	December 31, 2011
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$357	$5	$1	$363
Receivables written off	(210)	—	—	(210)
Recoveries on receivables previously written off	52	—	—	52
Provision for credit losses	167	1	2	170
Adjustment due to sale of receivables	(3)	—	—	(3)
Foreign currency translation adjustment	(3)	—	—	(3)
Balance at end of year	$360	$6	$3	$369

Individually evaluated for impairment	$56	$—	$—	$56
Collectively evaluated for impairment	304	6	3	313
Ending Balance	$360	$6	$3	$369

Recorded Investment in Finance Receivables(1):
Individually evaluated for impairment	$575	$—	$—	$575
Collectively evaluated for impairment	17,423	3,973	3,154	24,550
Ending Balance	$17,998	$3,973	$3,154	$25,125

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

UNAUDITED

The recorded investment in performing and non-performing finance receivables was as follows:

(Millions of dollars)
	June 30, 2012
	Customer	Dealer	Caterpillar Purchased Receivables	Total
Performing
North America	$5,627	$2,411	$1,823	$9,861
Europe	2,271	425	384	3,080
Asia/Pacific	3,332	991	418	4,741
Mining	1,712	1	—	1,713
Latin America	2,410	891	473	3,774
Caterpillar Power Finance	2,871	—	28	2,899
Total Performing	$18,223	$4,719	$3,126	$26,068
Non-Performing
North America	$92	$—	$—	$92
Europe	48	—	—	48
Asia/Pacific	30	—	—	30
Mining	12	—	—	12
Latin America	169	—	—	169
Caterpillar Power Finance	297	—	—	297
Total Non-Performing	$648	$—	$—	$648
Total Performing and Non-Performing
North America	$5,719	$2,411	$1,823	$9,953
Europe	2,319	425	384	3,128
Asia/Pacific	3,362	991	418	4,771
Mining	1,724	1	—	1,725
Latin America	2,579	891	473	3,943
Caterpillar Power Finance	3,168	—	28	3,196
Total	$18,871	$4,719	$3,126	$26,716

UNAUDITED

(Millions of dollars)
	December 31, 2011
	Customer	Dealer	Caterpillar Purchased Receivables	Total
Performing
North America	$5,561	$2,414	$1,836	$9,811
Europe	2,166	334	402	2,902
Asia/Pacific	3,187	516	465	4,168
Mining	1,473	—	—	1,473
Latin America	2,377	709	422	3,508
Caterpillar Power Finance	2,762	—	29	2,791
Total Performing	$17,526	$3,973	$3,154	$24,653
Non-Performing
North America	$112	$—	$—	$112
Europe	58	—	—	58
Asia/Pacific	24	—	—	24
Mining	12	—	—	12
Latin America	108	—	—	108
Caterpillar Power Finance	158	—	—	158
Total Non-Performing	$472	$—	$—	$472
Total Performing and Non-Performing
North America	$5,673	$2,414	$1,836	$9,923
Europe	2,224	334	402	2,960
Asia/Pacific	3,211	516	465	4,192
Mining	1,485	—	—	1,485
Latin America	2,485	709	422	3,616
Caterpillar Power Finance	2,920	—	29	2,949
Total	$17,998	$3,973	$3,154	$25,125

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

There were no loans or finance lease receivables modified as TDRs during the three and six months ended June 30, 2012 and 2011 for the Dealer or Caterpillar Purchased Receivables portfolio segments.

UNAUDITED

Loan and finance lease receivables in the customer portfolio segment modified as TDRs during the three and six months ended June 30, 2012 and 2011, were as follows:

(Dollars in millions)
	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment
Customer
North America	18	$2	$2	15	$4	$4
Europe	—	—	—	5	6	6
Asia/Pacific	—	—	—	—	—	—
Mining	—	—	—	—	—	—
Latin America	—	—	—	4	5	5
Caterpillar Power Finance (1) (2)	—	—	—	25	60	60
Total(3)	18	$2	$2	49	$75	$75

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment
Customer
North America	41	$4	$4	39	$9	$9
Europe	7	7	7	6	7	7
Asia/Pacific	—	—	—	—	—	—
Mining	—	—	—	—	—	—
Latin America	—	—	—	12	10	10
Caterpillar Power Finance (1) (2)	5	32	32	31	113	113
Total(3)	53	$43	$43	88	$139	$139

(1)Two customers comprise $55 million of the $60 million pre-TDR and post-TDR outstanding recorded investment for the three months ended June 30, 2011. Three customers comprise the $32 million pre-TDR and post-TDR outstanding recorded investment for the six months ended June 30, 2012. Four customers comprise $105 million of the $113 million pre-TDR and post-TDR outstanding recorded investment for the six months ended June 30, 2011.
(2)During the three and six months ended June 30, 2012, $6 million and $15 million, respectively, of additional funds were subsequently loaned to a borrower whose terms had been modified in a TDR. The $6 million and $15 million of additional funds are not reflected in the tables above as no incremental modifications have been made with the borrower during the periods presented. At June 30, 2012, remaining commitments to lend additional funds to a borrower whose terms have been modified in a TDR were $7 million.
(3)Modifications include extended contract maturities, inclusion of interest only periods, below market interest rates, and extended skip payment periods.

UNAUDITED

TDRs in the customer portfolio segment with a payment default during the three and six months ended June 30, 2012 and 2011, which had been modified within twelve months prior to the default date, were as follows:

(Dollars in millions)
	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment
Customer
North America	14	$1	7	$3
Europe	—	—	1	1
Asia/Pacific	—	—	—	—
Mining	—	—	—	—
Latin America	—	—	—	—
Caterpillar Power Finance	2	2	—	—
Total	16	$3	8	$4

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment
Customer
North America	25	$2	41	$9
Europe	—	—	1	1
Asia/Pacific	—	—	—	—
Mining	—	—	—	—
Latin America	—	—	—	—
Caterpillar Power Finance(1)	16	21	6	5
Total	41	$23	48	$15

(1)Two customers comprise $19 million of the $21 million post-TDR recorded investment for the six months ended June 30, 2012.

B.	Sales and Servicing of Finance Receivables

Individual loans and leases are sold to third parties with limited or no recourse to us to mitigate the concentration of credit risk with certain customers. In accordance with accounting for transfers and servicing of financial assets, the transfers to the third parties are accounted for as sales. We typically maintain servicing responsibilities for these third-party assets, which totaled $270 million and $235 million as of June 30, 2012 and December 31, 2011, respectively. Since we do not receive a servicing fee for these assets, a servicing liability is recorded. As of June 30, 2012 and December 31, 2011, these liabilities were not significant.
In addition, we have periodically securitized certain finance receivables relating to our retail installment sale contracts and finance leases as part of our asset-backed securitization program. On April 25, 2011, we exercised a cleanup call on our only outstanding asset-backed securitization transaction.  As a result, we had no assets or liabilities related to our securitization program as of June 30, 2012 and December 31, 2011.
These transactions provide a source of liquidity and allow for better management of our balance sheet capacity. None of the receivables that are directly or indirectly sold or transferred to third parties in any of the foregoing transactions are available to pay our creditors.

UNAUDITED

C.	Purchases of trade receivables from Caterpillar entities

We purchase trade receivables from Caterpillar entities at a discount. The discount is an estimate of the amount of financing revenue that would be earned at a market rate on these trade receivables over their expected life. The discount is amortized into revenue on an effective yield basis over the life of the receivables and recognized as Wholesale finance revenue. Amortized discounts for the trade receivables were $63 million and $57 million for the three months ended June 30, 2012 and 2011, respectively, and $120 million and $102 million for the six months ended June 30, 2012 and 2011, respectively. In the Consolidated Statements of Cash Flows, collection of the discount is included in investing activities as the receivables are collected.

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

All derivatives are recognized on the Consolidated Statements of Financial Position at their fair value. On the date the derivative contract is entered into, we designate the derivative as (1) a hedge of the fair value of a recognized asset or liability (fair value hedge), (2) a hedge of a forecasted transaction or the cash flow variability associated with variable-rate debt (cash flow hedge) or (3) an undesignated instrument. Changes in the fair value of a derivative that is qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged recognized asset or liability that is attributable to the hedged risk, are recorded in current earnings. Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge are recorded in Accumulated other comprehensive income (loss) (AOCI) to the extent effective on the Consolidated Statements of Financial Position until they are reclassified to earnings in the same period or periods during which the hedged transaction affects earnings. Changes in the fair value of undesignated derivative instruments and the ineffective portion of designated derivative instruments are reported in current earnings. Cash flow from designated derivative financial instruments is classified within the same category as the item being hedged on the Consolidated Statements of Cash Flows. Cash flow from undesignated derivative financial instruments is included in the investing category on the Consolidated Statements of Cash Flows.
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
As of June 30, 2012, $3 million of deferred net losses, net of tax, included in equity (AOCI in the Consolidated Statements of Financial Position), related to our floating-to-fixed interest rate swaps, are expected to be reclassified to Interest expense over the next twelve months. The actual amount recorded in Interest expense will vary based on interest rates at the time the hedged transactions impact earnings.
We have, at certain times, liquidated fixed-to-floating interest rate swaps that resulted in deferred gains at the time of liquidation. The deferred gains associated with these interest rate swaps are included in Long-term debt in the Consolidated Statements of Financial Position and are being amortized to Interest expense over the remaining term of the previously designated hedged item.
The location and fair value of derivative instruments reported in the Consolidated Statements of Financial Position were as follows:

(Millions of dollars)
		Asset (Liability) Fair Value
	Consolidated Statements of Financial Position Location	June 30, 2012	December 31, 2011
Designated derivatives
Interest rate contracts	Other assets	$244	$248
Interest rate contracts	Accrued expenses	(7)	(6)
		$237	$242
Undesignated derivatives
Foreign exchange contracts	Other assets	$11	$7
Foreign exchange contracts	Accrued expenses	(11)	(16)
Interest rate contracts	Accrued expenses	(2)	(1)
		$(2)	$(10)

UNAUDITED

For the six months ended June 30, 2012 and 2011, the deferred gains (losses) recorded in AOCI on the Consolidated Statements of Changes in Stockholder’s Equity associated with our cash flow interest rate contract hedges were as follows:

(Millions of dollars)
Balance as of December 31, 2011, net of tax of $3	$(6)
Gains (losses) deferred during the period, net of tax of $1	(1)
(Gains) losses reclassified to earnings, net of tax of $1	1
Balance as of June 30, 2012, net of tax of $3	$(6)

(Millions of dollars)
Balance as of December 31, 2010, net of tax of $6	$(14)
Gains (losses) deferred during the period, net of tax of $-	(1)
(Gains) losses reclassified to earnings, net of tax of $3	9
Balance as of June 30, 2011, net of tax of $3	$(6)

The effect of derivatives designated as hedging instruments on the Consolidated Statements of Profit was as follows:

Fair Value Hedges
(Millions of dollars)
		Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts	Other income (expense)	$6	$(5)	$42	$(40)

		Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
		Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts	Other income (expense)	$(3)	$10	$(11)	$12

UNAUDITED

Cash Flow Hedges
(Millions of dollars)
		Three Months Ended June 30, 2012
	Classification of Gains (Losses)	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(1)	$—
Interest rate contracts	Other income (expense)	—	(1)
		$(1)	$(1)

		Three Months Ended June 30, 2011
	Classification of Gains (Losses)	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(6)	$—
Interest rate contracts	Other income (expense)	—	—
		$(6)	$—

		Six Months Ended June 30, 2012
	Classification of Gains (Losses)	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(2)	$—
Interest rate contracts	Other income (expense)	—	(1)
		$(2)	$(1)

		Six Months Ended June 30, 2011
	Classification of Gains (Losses)	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(12)	$—
Interest rate contracts	Other income (expense)	—	1
		$(12)	$1

The effect of derivatives not designated as hedging instruments on the Consolidated Statements of Profit was as follows:

Undesignated Derivatives
(Millions of dollars)		Three Months Ended June 30,
	Classification of Gains (Losses)	2012	2011
Foreign exchange contracts	Other income (expense)	$(5)	$(2)
Interest rate contracts	Other income (expense)	—	—
		$(5)	$(2)

		Six Months Ended June 30,
	Classification of Gains (Losses)	2012	2011
Foreign exchange contracts	Other income (expense)	$2	$(2)
Interest rate contracts	Other income (expense)	—	—
		$2	$(2)

UNAUDITED

6.	Segment Information

A.     Description of segments

Our segment data is based on disclosure requirements of accounting guidance on segment reporting, which requires that financial information be reported on the basis that is used internally for measuring segment performance. Internally, we report information for operating segments based on management responsibility. Our operating segments offer primarily the same types of services within each of the respective segments. The operating segments are as follows:

•	North America - We have offices in the United States and Canada that serve local dealers and customers.

•
Europe and Caterpillar Power Finance - This segment includes our offices that serve dealers and customers in Europe, Africa, Middle East and the Commonwealth of Independent States.  This segment also includes Caterpillar Power Finance (CPF), which finances marine vessels with Caterpillar engines worldwide and also provides debt financing for Caterpillar electrical power generation, gas compression and co-generation systems, as well as non-Caterpillar equipment that is powered by these systems worldwide.

•	Asia/Pacific - This segment includes offices in Australia, China, Japan, South Korea and Southeast Asia that serve local dealers and customers.

•	Latin America - We have offices in Brazil, Mexico and Chile that serve local dealers and customers in Central and South America.

•	Mining - This segment includes large mining customers worldwide. This segment also provides project financing in various countries.
To align with changes in our executive management responsibilities at Cat Financial, our management reporting structure was updated effective January 1, 2012. Prior year data has been revised to conform to the 2012 presentation.
B.     Measurement and reconciliations
Debt and other expenses are allocated to operating segments based on their respective portfolios. The related Interest expense is calculated based on the amount of allocated debt and the rates associated with that debt. The Provision for credit losses included in each operating segment's profit is based on each operating segment's share of the Company's Allowance for credit losses.
Reconciling items are created based on accounting differences between operating segment reporting and our consolidated external reporting. For the reconciliation of profit before income taxes, we have grouped the reconciling items as follows:

•
Unallocated - This item is related to corporate requirements and strategies that are considered to be for the benefit of the entire organization. Also included are the consolidated results of the special purpose corporation (see Note 7 for additional information) and other miscellaneous items.

•	Timing - Timing differences in the recognition of costs between operating segment reporting and consolidated external reporting.

•	Methodology - Methodology differences between our operating segment reporting and our external reporting are as follows:

◦	Segment assets include other managed assets for which we typically maintain servicing responsibilities.

◦	Interest expense includes realized forward points on foreign currency forward contracts, with the mark-to-market elements of the forward exchange contracts included as a methodology difference.

◦	The profit attributable to noncontrolling interests is considered a component of segment profit.

UNAUDITED

As noted above, the operating segment information is presented on a management-reporting basis. Unlike financial reporting, there is no authoritative guidance for management reporting equivalent to U.S. GAAP.
Supplemental segment data and reconciliations to consolidated external reporting for the three months ended June 30 was as follows:

(Millions of dollars) 2012	Revenues	Segment Profit	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Segment Assets at June 30, 2012	Capital expenditures
North America	$240	$65	$72	$69	$5	$11,570	$119
Europe and CPF	113	28	32	20	9	7,281	52
Asia/Pacific	95	30	36	5	8	5,254	12
Latin America	94	32	32	15	4	4,292	28
Mining	116	21	23	62	3	3,129	245
Total Segments	658	176	195	171	29	31,526	456
Unallocated	16	(23)	11	1	—	1,437	—
Timing	(6)	(11)	5	—	5	7	1
Methodology	—	2	(13)	—	—	(24)	—
Inter-segment Eliminations	—	—	—	—	—	(191)	—
Total	$668	$144	$198	$172	$34	$32,755	$457

2011	Revenues	Segment Profit	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Segment Assets at December 31, 2011	Capital expenditures
North America	$248	$61	$80	$71	$4	$11,177	$159
Europe and CPF	127	14	36	23	27	6,601	26
Asia/Pacific	84	32	32	5	5	4,557	20
Latin America	89	32	33	10	2	3,947	34
Mining	115	26	22	66	(4)	2,645	97
Total Segments	663	165	203	175	34	28,927	336
Unallocated	17	(12)	3	1	(1)	1,350	3
Timing	(5)	(4)	7	—	(2)	67	—
Methodology	—	3	(4)	—	—	15	—
Inter-segment Eliminations	—	—	—	—	—	(247)	—
Total	$675	$152	$209	$176	$31	$30,112	$339

UNAUDITED

Supplemental segment data and reconciliations to consolidated external reporting for the six months ended June 30 was as follows:

(Millions of dollars) 2012	Revenues	Segment Profit	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Segment Assets at June 30, 2012	Capital expenditures
North America	$478	$139	$145	$135	$1	$11,570	$184
Europe and CPF	233	63	66	39	17	7,281	143
Asia/Pacific	187	66	67	10	12	5,254	70
Latin America	189	66	64	29	7	4,292	49
Mining	228	38	46	127	5	3,129	353
Total Segments	1,315	372	388	340	42	31,526	799
Unallocated	32	(44)	24	1	1	1,437	—
Timing	(11)	(14)	2	—	10	7	1
Methodology	—	—	(12)	—	—	(24)	—
Inter-segment Eliminations	—	—	—	—	—	(191)	—
Total	$1,336	$314	$402	$341	$53	$32,755	$800

2011	Revenues	Segment Profit	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Segment Assets at December 31, 2011	Capital expenditures
North America	$495	$103	$163	$141	$26	$11,177	$213
Europe and CPF	251	44	73	46	39	6,601	49
Asia/Pacific	155	54	60	8	13	4,557	26
Latin America	166	52	61	20	11	3,947	74
Mining	223	40	44	130	(1)	2,645	154
Total Segments	1,290	293	401	345	88	28,927	516
Unallocated	36	(25)	12	2	2	1,350	3
Timing	(11)	(3)	5	—	(4)	67	—
Methodology	—	2	(5)	—	—	15	—
Inter-segment Eliminations	—	—	—	—	—	(247)	—
Total	$1,315	$267	$413	$347	$86	$30,112	$519

7.	Guarantees

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

UNAUDITED

No loss has been experienced or is anticipated under any of these guarantees. At June 30, 2012 and December 31, 2011, the related liability was $2 million. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees was as follows:

(Millions of dollars)	June 30, 2012	December 31, 2011
Customer guarantees	$158	$159
Limited indemnity	8	11
Total guarantees	$166	$170

We provide guarantees to repurchase certain loans of Caterpillar dealers from a special purpose corporation (SPC) that qualifies as a VIE (see Note 1 for additional information regarding the accounting guidance on the consolidation of VIEs). The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers. This SPC issues commercial paper and uses the proceeds to fund its loan program. We have a loan purchase agreement with the SPC that obligates us to purchase certain loans that are not paid at maturity. We receive a fee for providing this guarantee, which provides a source of liquidity for the SPC. We are the primary beneficiary of the SPC as our guarantees result in us having both the power to direct the activities that most significantly impact the SPC's economic performance and the obligation to absorb losses, and therefore we have consolidated the financial statements of the SPC. As of June 30, 2012 and December 31, 2011, the SPC’s assets of $866 million and $586 million, respectively, are primarily comprised of loans to dealers, which are included in Retail notes receivable in the Consolidated Statements of Financial Position, and the SPC's liabilities of $866 million and $586 million, respectively, are primarily comprised of commercial paper, which is included in Short-term borrowings in the Consolidated Statements of Financial Position. No loss has been experienced or is anticipated under this loan purchase agreement. Our assets are not available to pay creditors of the SPC, except to the extent we may be obligated to perform under the guarantee, and assets of the SPC are not available to pay our creditors.

8.	Fair Value Measurements

A.	Fair Value Measurements

The guidance on fair value measurements defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. This guidance also specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions. In accordance with this guidance, fair value measurements are classified under the following hierarchy:

•	Level 1 - Quoted prices for identical instruments in active markets.

•
Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets.

•	Level 3 - Model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable.

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

Guarantees
The fair value of guarantees is based on our estimate of the premium a market participant would require to issue the same guarantee in a stand-alone, arms-length transaction with an unrelated party. If quoted or observable market prices are not available, fair value is based upon internally developed models that utilize current market-based assumptions.
Assets and liabilities measured on a recurring basis at fair value included in our Consolidated Statements of Financial Position as of June 30, 2012 and December 31, 2011 are summarized below:

(Millions of dollars)
	June 30, 2012
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Assets
Derivative financial instruments, net	$—	$235	$—	$235
Total Assets	$—	$235	$—	$235
Liabilities
Guarantees	$—	$—	$2	$2
Total Liabilities	$—	$—	$2	$2

	December 31, 2011
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Assets
Derivative financial instruments, net	$—	$232	$—	$232
Total Assets	$—	$232	$—	$232
Liabilities
Guarantees	$—	$—	$2	$2
Total Liabilities	$—	$—	$2	$2

UNAUDITED

Below are roll-forwards of assets and liabilities measured at fair value using Level 3 inputs for the six months ended June 30, 2012 and 2011. These instruments were valued using pricing models that, in management’s judgment, reflect the assumptions of a marketplace participant.

(Millions of dollars)	Guarantees
Balance as of December 31, 2011	$2
Issuance of guarantees	1
Expiration of guarantees	(1)
Balance as of June 30, 2012	$2

(Millions of dollars)	Guarantees
Balance as of December 31, 2010	$3
Issuance of guarantees	1
Expiration of guarantees	(2)
Balance as of June 30, 2011	$2

Impaired loans
In addition to the amounts above, we had impaired loans with a fair value of $219 million and $141 million as of June 30, 2012 and December 31, 2011, respectively. A loan is considered impaired when management determines that collection of contractual amounts due is not probable. In these cases, an allowance for credit losses is established based primarily on the fair value of associated collateral. As the collateral's fair value is based on observable market prices and/or current appraised values, the impaired loans are classified as Level 2 measurements.

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

Long-term debt – fair value on fixed and floating-rate debt was estimated based on quoted market prices.

UNAUDITED

Please refer to the table below for the fair values of our financial instruments.

(Millions of dollars)	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Cash and cash equivalents	$2,210	$2,210	$1,176	$1,176	1
Foreign currency contracts:
In a receivable position	$11	$11	$7	$7	2	Note 5
In a payable position	$(11)	$(11)	$(16)	$(16)	2	Note 5
Finance receivables, net (excluding finance leases(1))	$18,710	$18,574	$17,431	$17,172	2	Note 4
Restricted cash and cash equivalents(2)	$27	$27	$64	$64	1
Short-term borrowings	$(4,455)	$(4,455)	$(3,895)	$(3,895)	1
Long-term debt	$(23,831)	$(24,859)	$(21,631)	$(22,674)	2
Interest rate swaps:
In a net receivable position	$244	$244	$248	$248	2	Note 5
In a net payable position	$(9)	$(9)	$(7)	$(7)	2	Note 5
Guarantees	$(2)	$(2)	$(2)	$(2)	3	Note 7

(1)As of June 30, 2012 and December 31, 2011, represents finance leases with a net carrying value of $7,613 million and $7,325 million, respectively.
(2) Included in Other assets in the Consolidated Statements of Financial Position.

9.	Contingencies

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

The provision for income taxes in the second quarter of 2012 reflects an estimated annual tax rate of 27 percent compared to 26 percent in the second quarter of 2011.

UNAUDITED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW:  SECOND QUARTER 2012 VS. SECOND QUARTER 2011
We reported second-quarter 2012 revenues of $668 million, a decrease of $7 million, or 1 percent, compared with the second quarter of 2011. Second-quarter 2012 profit after tax was $104 million, a $3 million, or 3 percent, decrease from the second quarter of 2011.

•
The decrease in revenues was principally due to a $28 million unfavorable impact from lower rates on new and existing finance receivables and operating leases and $9 million lower net gains from returned or repossessed equipment, partially offset by a $33 million favorable impact from higher average earning assets (finance receivables and operating leases at constant rates).

•
Profit before income taxes was $144 million for the second quarter of 2012, compared to $152 million for the second quarter of 2011. The decrease was principally due to $9 million lower net gains from returned or repossessed equipment, a $5 million unfavorable impact from currency gains and losses and a $4 million increase in general, operating and administrative expense. These decreases were partially offset by a $13 million favorable impact from higher average earning assets.

•	The provision for income taxes in the second quarter of 2012 reflects an estimated annual tax rate of 27 percent compared to 26 percent in the second quarter of 2011.

•
New retail financing in the second quarter of 2012 was $3.8 billion, an increase of $938 million, or 32 percent, from the second quarter of 2011. The increase was a result of growth across all operating segments, primarily in our Asia/Pacific and Mining operating segments.

•
At the end of the second quarter of 2012, past dues were 3.35 percent compared with 3.19 percent at the end of the first quarter of 2012, 2.89 percent at the end of 2011 and 3.73 percent at the end of the second quarter of 2011. Although past dues have improved when compared with the second quarter of 2011, the increase from the end of 2011 and from the first quarter of 2012 reflects higher delinquencies in our European marine and China portfolios. Write-offs, net of recoveries, were $16 million for the second quarter of 2012, down from $29 million in the second quarter of 2011.

•
As of June 30, 2012, our allowance for credit losses totaled $393 million or 1.47 percent of net finance receivables, compared with $369 million or 1.47 percent of net finance receivables at year-end 2011. The allowance for credit losses as of June 30, 2011, was $382 million, which was 1.52 percent of net finance receivables.

UNAUDITED

REVIEW OF CONSOLIDATED STATEMENTS OF PROFIT
THREE MONTHS ENDED JUNE 30, 2012 VS. THREE MONTHS ENDED JUNE 30, 2011
REVENUES
Retail and wholesale revenue for the second quarter of 2012 was $414 million, an increase of $9 million from the same period in 2011. The increase was due to a $21 million favorable impact from higher average earning assets (finance receivables at constant interest rates), partially offset by a $12 million unfavorable impact from lower interest rates on new and existing retail and wholesale receivables. The annualized average yield was 6.36 percent for the second quarter of 2012, compared to 6.53 percent for the second quarter of 2011.
Operating lease revenue for the second quarter of 2012 was $214 million, a decrease of $7 million from the same period in 2011. The decrease was due to an $8 million unfavorable impact from lower rates on operating leases, partially offset by a $1 million favorable impact from higher average earning assets (operating leases at constant rates).
Other revenue, net, items were as follows:

(Millions of dollars)	Three Months Ended June 30,
	2012	2011
Finance receivable and operating lease fees (including late charges)	$18	$17
Fees on credit facility with Caterpillar	10	10
Interest income on Notes Receivable from Caterpillar	5	3
Net gain on returned or repossessed equipment	2	11
Miscellaneous other revenue, net	5	8
Total Other revenue, net	$40	$49

EXPENSES
Interest expense for the second quarter of 2012 was $198 million, a decrease of $11 million from the same period in 2011. This decrease was primarily due to a reduction of 45 basis points in the average cost of borrowing to 3.01 percent for the second quarter of 2012, down from 3.46 percent for the second quarter of 2011, partially offset by the impact of a 9 percent increase in average borrowings.
Depreciation expense on equipment leased to others was $172 million, down $4 million from the second quarter of 2011.
General, operating and administrative expenses were $105 million for the second quarter of 2012, compared to $101 million for the same period in 2011.

The provision for credit losses was $34 million for the second quarter of 2012, up $3 million from the second quarter of 2011. The Allowance for credit losses as of June 30, 2012, was 1.47 percent of net finance receivables compared to 1.52 percent as of June 30, 2011. See Note 4A of Notes to Consolidated Financial Statements for further discussion.

Other expenses were $5 million for the second quarter of 2012, compared to $10 million for the second quarter of 2011. The decrease was primarily attributable to fewer repossessions.

UNAUDITED

Other income (expense) items were as follows:

(Millions of dollars)	Three Months Ended June 30,
	2012	2011
Net gain from interest rate derivatives	$—	$2
Net currency exchange gain (loss), including forward points	(10)	2
Total Other income (expense)	$(10)	$4

         The provision for income taxes was $39 million in the second quarter of 2012, compared to $40 million for the second quarter of 2011. The provision for income taxes in the second quarter of 2012 reflects an estimated annual tax rate of 27 percent compared to 26 percent in the second quarter of 2011.
PROFIT
As a result of the performance discussed above, profit after tax was $104 million for the second quarter of 2012, a decrease of $3 million, or 3 percent, from the second quarter of 2011.

UNAUDITED

SIX MONTHS ENDED JUNE 30, 2012 VS. SIX MONTHS ENDED JUNE 30, 2011
REVENUES
Retail and wholesale revenue for the first six months of 2012 was $824 million, an increase of $40 million from the same period in 2011. The increase was due to a $52 million favorable impact from higher average earning assets (finance receivables at constant interest rates), partially offset by a $12 million unfavorable impact from lower interest rates on new and existing retail and wholesale receivables. The annualized average yield was 6.42 percent for the first six months of 2012, compared to 6.51 percent for the same period in 2011.
Operating lease revenue for the first six months of 2012 was $430 million, a decrease of $10 million from the same period in 2011. The decrease was due to a $9 million unfavorable impact from lower rates on operating leases and a $1 million unfavorable impact from lower average earning assets (operating leases at constant rates).
Other revenue, net, items were as follows:

(Millions of dollars)	Six Months Ended June 30,
	2012	2011
Finance receivable and operating lease fees (including late charges)	$36	$33
Fees on credit facility with Caterpillar	20	20
Interest income on Notes Receivable from Caterpillar	10	6
Net gain on returned or repossessed equipment	5	17
Miscellaneous other revenue, net	11	15
Total Other revenue, net	$82	$91

EXPENSES
Interest expense for the first six months of 2012 was $402 million, a decrease of $11 million from the same period in 2011. This decrease was primarily due to a reduction of 40 basis points in the average cost of borrowing to 3.11 percent for the first six months of 2012, down from 3.51 percent for the first six months of 2011, partially offset by the impact of a 9 percent increase in average borrowings.
Depreciation expense on equipment leased to others was $341 million, down $6 million from the first six months of 2011.
General, operating and administrative expenses were $204 million for the first six months of 2012, compared to $190 million for the same period in 2011. The increase was due to increases in labor costs and other operating expenses. There were 1,693 full-time employees as of June 30, 2012, compared to 1,620 as of June 30, 2011.

The provision for credit losses was $53 million for the first six months of 2012, down $33 million from the first six months of 2011, primarily due to improved portfolio health. The Allowance for credit losses as of June 30, 2012, was 1.47 percent of net finance receivables compared to 1.52 percent as of June 30, 2011. See Note 4A of Notes to Consolidated Financial Statements for further discussion.

Other expenses were $13 million for the first six months of 2012, down $4 million from the same period in 2011.

UNAUDITED

Other income (expense) items were as follows:

(Millions of dollars)	Six Months Ended June 30,
	2012	2011
Net gain from interest rate derivatives	$6	$2
Net currency exchange loss, including forward points	(15)	—
Other miscellaneous income	—	3
Total Other income (expense)	$(9)	$5

         The provision for income taxes was $85 million for the first six months of 2012, compared to $69 million for the same period in 2011. The provision for income taxes for the six months ended June 30, 2012, reflects an estimated annual tax rate of 27 percent compared to 26 percent for the six months ended June 30, 2011.
PROFIT
As a result of the performance discussed above, profit after tax was $224 million for the first six months of 2012, an increase of $34 million, or 18 percent, from the first six months of 2011.
REVIEW OF CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

ASSETS
Total assets were $32.755 billion as of June 30, 2012, an increase of $2.643 billion, or 9 percent, from December 31, 2011, primarily due to an increase in net finance receivables and an increase in our cash position.
During the six months ended June 30, 2012, new retail financing was $6.898 billion, an increase of $1.23 billion, or 22 percent, from the same period in 2011. The increase was primarily a result of growth in our Asia/Pacific and Mining operating segments.
Total Off-Balance Sheet Managed Assets
We manage and service receivables and leases that have been sold to third parties with limited or no recourse to us to mitigate the concentration of credit risk with certain customers. These receivables and leases are not available to pay our creditors.
Off-balance sheet managed assets were as follows:

(Millions of dollars)
	June 30, 2012	December 31, 2011
Other Managed Assets
Retail finance leases	$134	$133
Retail notes receivable	62	39
Retail installment sale contracts	53	48
Operating leases	21	15
Total off-balance sheet managed assets	$270	$235

UNAUDITED

TOTAL PAST DUE FINANCE AND RENTS RECEIVABLES
At the end of the second quarter of 2012, past dues were 3.35 percent compared with 3.19 percent at the end of the first quarter of 2012, 2.89 percent at the end of 2011 and 3.73 percent at the end of the second quarter of 2011. Although past dues have improved when compared with the second quarter of 2011, the increase from the end of 2011 and from the first quarter of 2012 reflects higher delinquencies in our European marine and China portfolios. Write-offs, net of recoveries, were $16 million for the second quarter of 2012, down from $29 million in the second quarter of 2011.
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

Total borrowings outstanding as of June 30, 2012 were $28.286 billion, an increase of $2.76 billion over December 31, 2011, due to increasing portfolio balances and to provide for an increase in cash position. Outstanding borrowings were as follows:

(Millions of dollars)	June 30, 2012	December 31, 2011
Medium-term notes, net of unamortized discount	$22,296	$20,048
Commercial paper, net of unamortized discount	3,266	2,818
Bank borrowings – long-term	1,535	1,583
Bank borrowings – short-term	674	527
Variable denomination floating rate demand notes	515	550
Total outstanding borrowings	$28,286	$25,526

UNAUDITED

Medium-term notes
We issue medium-term unsecured notes through securities dealers or underwriters in the U.S., Canada, Europe, Australia, Japan, Hong Kong, Argentina and Mexico to both retail and institutional investors. These notes are offered in several currencies and with a variety of maturities. These notes are senior unsecured obligations of the Company. Medium-term notes outstanding as of June 30, 2012, mature as follows:

(Millions of dollars)
2012	$2,148
2013	5,397
2014	4,640
2015	3,346
2016	1,733
Thereafter	5,032
Total	$22,296

Medium-term notes issued totaled $4.767 billion and redeemed totaled $2.352 billion for the six months ended June 30, 2012.
Commercial paper
We issue unsecured commercial paper in the U.S., Europe and other international capital markets. These short-term promissory notes are issued on a discounted basis and are payable at maturity.
Revolving credit facilities
We have three global credit facilities with a syndicate of banks totaling $8.5 billion (Credit Facility) available in the aggregate to both Caterpillar and us to support our commercial paper programs in the event those programs become unavailable and for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of June 30, 2012 was $6.5 billion.

•	The 364-day facility of $2.55 billion expires in September 2012.

•	The four-year facility of $2.09 billion expires in September 2014.

•	The five-year facility of $3.86 billion expires in September 2016.
At June 30, 2012, Caterpillar’s consolidated net worth was $22.39 billion, which was above the $9.00 billion required under the Credit Facility. The consolidated net worth is defined as the consolidated stockholder’s equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income/(loss).

At June 30, 2012, our covenant interest coverage ratio was 1.66 to 1.  This is above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at June 30, 2012, our covenant leverage ratio was 8.30 to 1.  This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

UNAUDITED

In the event that either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the bank group may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings.  At June 30, 2012 and December 31, 2011, there were no borrowings under the Credit Facility.

Bank borrowings
Credit lines with banks as of June 30, 2012 totaled $4.10 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements. The remaining available credit commitments may be withdrawn any time at the lenders' discretion. As of June 30, 2012, we had $2.21 billion outstanding against these credit lines compared to $2.11 billion as of December 31, 2011, and were in compliance with all debt covenants under these credit lines.
Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction. We do not hold reserves to fund the payment of the demand notes. The notes are offered on a continuous basis by prospectus only.
Notes receivable from/payable to Caterpillar
Under our variable amount lending agreements and other notes receivable with Caterpillar, we may borrow up to $2.12 billion from Caterpillar, and Caterpillar may borrow up to $1.60 billion from us. The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice. We had notes receivable of $310 million outstanding under these agreements as of June 30, 2012, compared to notes receivable of $327 million as of December 31, 2011.
Committed Credit Facility
In addition, during the first quarter of 2011, we entered into a $2 billion committed credit facility with Caterpillar, which expires in February 2019. We receive a fee from Caterpillar based on amounts drawn under the credit facility and a commitment fee for the undrawn amounts under the credit facility.  At June 30, 2012 and December 31, 2011, there were no borrowings under this credit facility.
OFF-BALANCE SHEET ARRANGEMENTS
We lease all of our facilities. In addition, we have potential payment exposure for guarantees issued to third parties totaling $166 million as of June 30, 2012.
CASH FLOWS
Operating cash flow was $469 million in the first six months of 2012, compared with $527 million for the same period a year ago. Net cash used for investing activities was $2.06 billion for the first half of 2012, compared with $1.47 billion for the same period in 2011. The change is primarily due to more net cash used for finance receivables and capital expenditures for equipment on operating leases due to increased growth in the portfolio. Net cash provided by financing activities was $2.73 billion for the first half of 2012, compared to $366 million for the same period in 2011. The change is primarily to provide for an increase in our cash position and the impact of intercompany borrowings.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect reported amounts. The most significant estimates include those related to the residual values for leased assets and our allowance for credit losses. Actual results may differ from these estimates.

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

UNAUDITED

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q may be considered "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements may relate to future events or our future financial performance, which may involve known and unknown risks and uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by any forward-looking statements. From time to time, we may also provide forward-looking statements in oral presentations to the public or in other materials we issue to the public. Forward-looking statements give current expectations or forecasts of future events about the company. You may identify these statements by the fact that they do not relate to historical or current facts and may use words such as "believes," "expects," "estimates," "anticipates," "will," "should," "plan," "project," "intend," "could" and similar words or phrases. These statements are only predictions. Actual events or results may differ materially due to factors that affect international businesses, including changes in economic conditions and challenges in the global financial and credit markets, and changes in laws and regulations (including regulations implemented under the Dodd-Frank Wall Street Reform and Consumer Protection Act) and political stability, as well as factors specific to Cat Financial and the markets we serve, including the market’s acceptance of our products and services, the creditworthiness of our customers, interest rate and currency rate fluctuations and estimated residual values of leased equipment. These risk factors may not be exhaustive. We operate in a continually changing business environment and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. Moreover, we do not assume responsibility for the accuracy and completeness of those statements. Forward-looking statements are qualified in their entirety by reference to the factors discussed under the captions "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K filed with the Securities and Exchange Commission (SEC) on February 21, 2012, as supplemented in our Form 10-Q filing with the SEC on May 7, 2012 and in this Form 10-Q filing. We do not undertake to update our forward-looking statements.

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Caterpillar Financial Services Corporation
(Registrant)
Date:	August 6, 2012	By:	/s/ Steven R. Elsesser
Steven R. Elsesser, Controller

Date:	August 6, 2012	By:	/s/ Kent M. Adams
Kent M. Adams, President, Director and Chief Executive Officer

UNAUDITED

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

12	Computation of Ratio of Profit to Fixed Charges
31.1	Certification of Kent M. Adams, President, Director and Chief Executive Officer of Caterpillar Financial Services Corporation, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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