Form 10-Q
period 2012-09-30
CATERPILLAR FINANCIAL SERVICES CORP
filed 2012-11-02
CIK 764764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Yes [   ] No [ ✓ ]
As of November 2, 2012, one share of common stock of the registrant was outstanding, which is owned by Caterpillar Inc.
The registrant is a wholly owned subsidiary of Caterpillar Inc. and meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced disclosure format.

UNAUDITED

PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
In addition to the accompanying unaudited consolidated financial statements for Caterpillar Financial Services Corporation (together with its subsidiaries, "Cat Financial," "the Company," "we," "us" or "our"), we suggest that you read our 2011 Annual Report on Form 10-K, as supplemented by our Current Report on Form 8-K on August 7, 2012 to reflect a change in reportable operating segments. The Company files electronically with the Securities and Exchange Commission (SEC) required reports on Form 8-K, Form 10-Q and Form 10-K and registration statements on Form S-3 and other forms or reports as required. The public may read and copy any materials the Company has filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxies and information statements and other information regarding issuers that file electronically with the SEC. Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished with the SEC are available free of charge through Caterpillar Inc.'s Internet site (www.caterpillar.com/secfilings) as soon as reasonably practicable after filing with the SEC. Copies may also be obtained free of charge by writing to: Legal Dept., Caterpillar Financial Services Corporation, 2120 West End Ave., Nashville, Tennessee 37203-0001. In addition, the public may obtain more detailed information about our parent company, Caterpillar Inc. (together with its subsidiaries, "Caterpillar" or "Cat") by visiting its Internet site (www.caterpillar.com). None of the information contained at any time on our Internet site, Caterpillar’s Internet site or the SEC’s Internet site is incorporated by reference into this document.

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF PROFIT
(Unaudited)
(Dollars in Millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues:
Retail finance	$341	$326	$995	$966
Operating lease	218	218	648	658
Wholesale finance	82	77	252	221
Other, net	37	47	119	138
Total revenues	678	668	2,014	1,983

Expenses:
Interest	201	211	603	624
Depreciation on equipment leased to others	174	173	515	520
General, operating and administrative	104	101	308	291
Provision for credit losses	39	38	92	124
Other	7	9	20	26
Total expenses	525	532	1,538	1,585

Other income (expense)	—	(10)	(9)	(5)

Profit before income taxes	153	126	467	393

Provision for income taxes	41	29	126	98

Profit of consolidated companies	112	97	341	295

Less: Profit attributable to noncontrolling interests	3	4	8	12

Profit [1]	$109	$93	$333	$283

1 Profit attributable to Caterpillar Financial Services Corporation.

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Profit of consolidated companies	$112	$97	$341	$295

Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (expense)/benefit of : 2012-$18 three months, $(1) nine months; 2011-$(69) three months, $15 nine months	89	(293)	28	(42)
Derivative financial instruments:
Gains (losses) deferred, net of tax (expense)/benefit of: 2012-$1 three months, $2 nine months; 2011-$1 three months, $1 nine months	(3)	(3)	(4)	(4)
(Gains) losses reclassified to earnings, net of tax (expense)/benefit of: 2012-$- three months, $(1) nine months; 2011-$(1) three months, $(4) nine months	1	2	2	11
Total Other comprehensive income (loss), net of tax	87	(294)	26	(35)

Comprehensive income (loss)	199	(197)	367	260

Less: Comprehensive income attributable to the noncontrolling interests	2	5	7	15

Comprehensive income (loss) attributable to Caterpillar Financial Services Corporation	$197	$(202)	$360	$245

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in Millions, except share data)

	September 30, 2012	December 31, 2011
Assets:
Cash and cash equivalents	$2,188	$1,176
Finance receivables
Retail notes receivable	10,358	8,840
Wholesale notes receivable	4,160	4,368
Finance leases and installment sale contracts - Retail	13,458	12,436
Finance leases and installment sale contracts - Wholesale	530	425
	28,506	26,069
Less: Unearned income	(990)	(944)
Less: Allowance for credit losses	(404)	(369)
Total net finance receivables	27,112	24,756

Notes receivable from Caterpillar	372	327
Equipment on operating leases,
less accumulated depreciation	2,924	2,611
Deferred and refundable income taxes	151	159
Other assets	1,087	1,083
Total assets	$33,834	$30,112

Liabilities and stockholder’s equity:
Payable to dealers and others	$110	$100
Payable to Caterpillar – other	77	67
Accrued expenses	222	292
Income taxes payable	66	60
Payable to Caterpillar - borrowings	209	—
Short-term borrowings	4,460	3,895
Current maturities of long-term debt	6,993	5,102
Long-term debt	17,516	16,529
Deferred income taxes and other liabilities	594	597
Total liabilities	30,247	26,642

Commitments and contingent liabilities (Notes 7 and 9)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid-in amount)	745	745
Additional paid-in capital	2	2
Retained earnings	2,595	2,512
Accumulated other comprehensive income/(loss)	143	116
Noncontrolling interests	102	95
Total stockholder’s equity	3,587	3,470

Total liabilities and stockholder’s equity	$33,834	$30,112

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Unaudited)
(Dollars in Millions)

Nine Months Ended September 30, 2011	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Noncontrolling interests	Total
Balance at December 31, 2010	$745	$2	$2,734	$217	$83	$3,781
Profit of consolidated companies			283		12	295
Dividend paid to Cat Inc.			(600)			(600)
Foreign currency translation, net of tax				(45)	3	(42)
Derivative financial instruments, net of tax				7		7
Balance at September 30, 2011	$745	$2	$2,417	$179	$98	$3,441

Nine Months Ended September 30, 2012
Balance at December 31, 2011	$745	$2	$2,512	$116	$95	$3,470
Profit of consolidated companies			333		8	341
Dividend paid to Cat Inc.			(250)			(250)
Foreign currency translation, net of tax				29	(1)	28
Derivative financial instruments, net of tax				(2)		(2)
Balance at September 30, 2012	$745	$2	$2,595	$143	$102	$3,587

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Profit of consolidated companies	$341	$295
Adjustments for non-cash items:
Depreciation and amortization	529	535
Amortization of receivables purchase discount	(181)	(157)
Provision for credit losses	92	124
Gain on sales of receivables	(2)	(2)
Other, net	(20)	(40)
Changes in assets and liabilities:
Receivables from others	(61)	30
Other receivables/payables with Caterpillar	16	7
Payable to dealers and others	(12)	9
Accrued interest payable	(14)	(29)
Accrued expenses and other liabilities, net	(12)	(35)
Income taxes payable	24	58
Payments on interest rate swaps	—	(1)
Net cash provided by operating activities	700	794

Cash flows from investing activities:
Capital expenditures for equipment on operating leases and other capital expenditures	(1,232)	(830)
Proceeds from disposals of equipment	688	878
Additions to finance receivables	(14,195)	(12,192)
Collections of finance receivables	11,255	11,158
Net changes in Caterpillar purchased receivables	366	(833)
Proceeds from sales of receivables	109	106
Net change in variable lending to Caterpillar	(47)	55
Additions to other notes receivable with Caterpillar	(92)	(117)
Collections on other notes receivable with Caterpillar	92	8
Restricted cash and cash equivalents activity, net	47	84
Other, net	(1)	4
Net cash provided by (used for) investing activities	(3,010)	(1,679)

Cash flows from financing activities:
Net change in variable lending from Caterpillar	203	—
Payments on borrowings with Caterpillar	—	(600)
Proceeds from debt issued (original maturities greater than three months)	9,617	8,703
Payments on debt issued (original maturities greater than three months)	(6,278)	(6,080)
Short-term borrowings, net (original maturities three months or less)	125	(809)
Dividend paid to Caterpillar	(250)	(600)
Net cash provided by (used for) financing activities	3,417	614

Effect of exchange rate changes on cash and cash equivalents	(95)	48

Increase/(decrease) in cash and cash equivalents	1,012	(223)
Cash and cash equivalents at beginning of year	1,176	1,676
Cash and cash equivalents at end of period	$2,188	$1,453

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated profit for the three and nine months ended September 30, 2012 and 2011, (b) the consolidated comprehensive income for the three and nine months ended September 30, 2012 and 2011, (c) the consolidated financial position as of September 30, 2012 and December 31, 2011, (d) the consolidated changes in stockholder's equity for the nine months ended September 30, 2012 and 2011 and (e) the consolidated cash flows for the nine months ended September 30, 2012 and 2011. The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).
Certain amounts for prior periods have been reclassified to conform to the current period financial statement presentation. The investing activities on the Consolidated Statements of Cash Flows have additions and collections related to Caterpillar purchased receivables presented on a net basis. These receivables have short durations with a high turnover rate. The total cash flows for investing activities have not changed.
Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2011, as supplemented by our Current Report on Form 8-K filed on August 7, 2012 to reflect a change in reportable operating segments.
The December 31, 2011 financial position data included herein was derived from the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2011, as supplemented by our Current Report on Form 8-K filed on August 7, 2012 to reflect a change in reportable operating segments, but does not include all disclosures required by U.S. GAAP.
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

Comprehensive income/(loss) and its components are presented in the Consolidated Statements of Comprehensive Income. Accumulated other comprehensive income/(loss), net of tax, included in the Consolidated Statements of Changes in Stockholder's Equity, consisted of the following as of:

(Millions of dollars)
	September 30, 2012	September 30, 2011
Foreign currency translation	$151	$186
Derivative financial instruments	(8)	(7)
Total Accumulated other comprehensive income/(loss)	$143	$179

UNAUDITED

3.	New Accounting Pronouncements

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

Disclosures about offsetting assets and liabilities – In December 2011, the FASB issued accounting guidance on disclosures about offsetting assets and liabilities. The guidance requires entities to disclose both gross and net information about instruments and transactions that are offset in the statement of financial position as well as instruments and transactions that are subject to an enforceable master netting arrangement or similar agreement. This guidance is effective January 1, 2013, with retrospective application required. We are currently reviewing the impact of this guidance on our financial statements and expect to complete this evaluation in 2012.

UNAUDITED

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
There were no impaired loans or finance leases as of September 30, 2012 and December 31, 2011, for the Dealer and Caterpillar Purchased Receivables portfolio segments. The average recorded investment for impaired loans and finance leases for the Dealer and Caterpillar Purchased Receivables portfolio segments was zero for the three and nine months ended September 30, 2012 and 2011.

UNAUDITED

Individually impaired loans and finance leases for the customer portfolio segment were as follows:

(Millions of dollars)
	As of September 30, 2012			As of December 31, 2011
Impaired Loans and Finance Leases With No Allowance Recorded	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment(1)	Unpaid Principal Balance(1)	Related Allowance
Customer
North America	$42	$41	$—	$83	$80	$—
Europe	44	44	—	47	46	—
Asia/Pacific	4	4	—	4	4	—
Mining	9	9	—	8	8	—
Latin America	7	7	—	9	9	—
Caterpillar Power Finance	269	268	—	175	170	—
Total	$375	$373	$—	$326	$317	$—
Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$38	$34	$9	$69	$64	$15
Europe	50	48	17	36	33	12
Asia/Pacific	34	34	7	13	13	3
Mining	68	67	7	13	13	4
Latin America	53	53	17	25	25	6
Caterpillar Power Finance	112	110	18	93	92	16
Total	$355	$346	$75	$249	$240	$56
Total Impaired Loans and Finance Leases
Customer
North America	$80	$75	$9	$152	$144	$15
Europe	94	92	17	83	79	12
Asia/Pacific	38	38	7	17	17	3
Mining	77	76	7	21	21	4
Latin America	60	60	17	34	34	6
Caterpillar Power Finance	381	378	18	268	262	16
Total	$730	$719	$75	$575	$557	$56

(1)Amounts previously disclosed have been revised due to immaterial errors.

UNAUDITED

(Millions of dollars)
	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
Impaired Loans and Finance Leases With No Allowance Recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment(1)	Interest Income Recognized
Customer
North America	$42	$1	$91	$1
Europe	45	—	10	—
Asia/Pacific	3	—	5	1
Mining	9	—	8	—
Latin America	6	—	11	—
Caterpillar Power Finance	220	1	240	—
Total	$325	$2	$365	$2

Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$51	$—	$126	$—
Europe	44	1	44	1
Asia/Pacific	29	—	9	—
Mining	68	1	10	—
Latin America	58	1	40	—
Caterpillar Power Finance	110	—	126	—
Total	$360	$3	$355	$1

Total Impaired Loans and Finance Leases
Customer
North America	$93	$1	$217	$1
Europe	89	1	54	1
Asia/Pacific	32	—	14	1
Mining	77	1	18	—
Latin America	64	1	51	—
Caterpillar Power Finance	330	1	366	—
Total	$685	$5	$720	$3

(1)Amounts previously disclosed have been revised due to immaterial errors.

UNAUDITED

(Millions of dollars)
	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
Impaired Loans and Finance Leases With No Allowance Recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment(1)	Interest Income Recognized
Customer
North America	$56	$2	$93	$3
Europe	45	—	8	—
Asia/Pacific	3	—	5	1
Mining	8	—	8	—
Latin America	6	—	8	—
Caterpillar Power Finance	204	3	234	1
Total	$322	$5	$356	$5

Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$63	$1	$160	$4
Europe	42	1	53	2
Asia/Pacific	24	1	18	1
Mining	41	2	4	—
Latin America	42	2	44	2
Caterpillar Power Finance	94	—	79	—
Total	$306	$7	$358	$9

Total Impaired Loans and Finance Leases
Customer
North America	$119	$3	$253	$7
Europe	87	1	61	2
Asia/Pacific	27	1	23	2
Mining	49	2	12	—
Latin America	48	2	52	2
Caterpillar Power Finance	298	3	313	1
Total	$628	$12	$714	$14

(1)Amounts previously disclosed have been revised due to immaterial errors.
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
As of September 30, 2012 and December 31, 2011, there were no loans or finance leases on non-accrual status for the Dealer or Caterpillar Purchased Receivables portfolio segments.

UNAUDITED

The investment in customer loans and finance leases on non-accrual status was as follows:

(Millions of dollars)
	September 30, 2012	December 31, 2011
Customer
North America	$77	$112
Europe	44	58
Asia/Pacific	40	24
Mining	12	12
Latin America	150	108
Caterpillar Power Finance	286	158
Total	$609	$472

Aging related to loans and finance leases was as follows:

(Millions of dollars)
	September 30, 2012
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$35	$9	$76	$120	$5,716	$5,836	$—
Europe	28	12	44	84	2,371	2,455	5
Asia/Pacific	76	22	51	149	3,366	3,515	17
Mining	2	—	12	14	1,825	1,839	—
Latin America	57	25	136	218	2,478	2,696	—
Caterpillar Power Finance	17	47	154	218	2,945	3,163	12
Dealer
North America	—	—	—	—	2,759	2,759	—
Europe	—	—	—	—	487	487	—
Asia/Pacific	—	—	—	—	923	923	—
Mining	—	—	—	—	1	1	—
Latin America	—	—	—	—	892	892	—
Caterpillar Power Finance	—	—	—	—	—	—	—
Caterpillar Purchased Receivables
North America	20	5	1	26	1,597	1,623	1
Europe	1	—	—	1	386	387	—
Asia/Pacific	—	—	—	—	516	516	—
Mining	—	—	—	—	—	—	—
Latin America	—	—	—	—	394	394	—
Caterpillar Power Finance	5	1	—	6	24	30	—
Total	$241	$121	$474	$836	$26,680	$27,516	$35

UNAUDITED

(Millions of dollars)
	December 31, 2011
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$75	$39	$111	$225	$5,448	$5,673	$9
Europe	27	11	57	95	2,129	2,224	10
Asia/Pacific	48	23	38	109	3,102	3,211	14
Mining	—	—	12	12	1,473	1,485	—
Latin America	32	15	99	146	2,339	2,485	—
Caterpillar Power Finance	14	16	125	155	2,765	2,920	25
Dealer
North America	—	—	2	2	2,412	2,414	2
Europe	—	—	—	—	334	334	—
Asia/Pacific	—	—	—	—	516	516	—
Mining	—	—	—	—	—	—	—
Latin America	—	—	—	—	709	709	—
Caterpillar Power Finance	—	—	—	—	—	—	—
Caterpillar Purchased Receivables
North America	25	4	6	35	1,801	1,836	6
Europe	3	—	—	3	399	402	—
Asia/Pacific	—	—	—	—	465	465	—
Mining	—	—	—	—	—	—	—
Latin America	—	—	—	—	422	422	—
Caterpillar Power Finance	—	—	—	—	29	29	—
Total	$224	$108	$450	$782	$24,343	$25,125	$66

UNAUDITED

Allowance for credit losses

In estimating the Allowance for credit losses, we review loans and finance leases that are past due, non-performing or in bankruptcy. The Allowance for credit losses as of September 30, 2012 and December 31, 2011 was as follows:

(Millions of dollars)
	September 30, 2012
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$360	$6	$3	$369
Receivables written off	(92)	—	—	(92)
Recoveries on receivables previously written off	36	—	—	36
Provision for credit losses	90	1	—	91
Adjustment due to sale of receivables	(1)	—	—	(1)
Foreign currency translation adjustment	1	—	—	1
Balance at end of period	$394	$7	$3	$404

Individually evaluated for impairment	$75	$—	$—	$75
Collectively evaluated for impairment	319	7	3	329
Ending Balance	$394	$7	$3	$404

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$730	$—	$—	$730
Collectively evaluated for impairment	18,774	5,062	2,950	26,786
Ending Balance	$19,504	$5,062	$2,950	$27,516

UNAUDITED

(Millions of dollars)
	December 31, 2011
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$357	$5	$1	$363
Receivables written off	(210)	—	—	(210)
Recoveries on receivables previously written off	52	—	—	52
Provision for credit losses	167	1	2	170
Adjustment due to sale of receivables	(3)	—	—	(3)
Foreign currency translation adjustment	(3)	—	—	(3)
Balance at end of year	$360	$6	$3	$369

Individually evaluated for impairment	$56	$—	$—	$56
Collectively evaluated for impairment	304	6	3	313
Ending Balance	$360	$6	$3	$369

Recorded Investment in Finance Receivables(1):
Individually evaluated for impairment	$575	$—	$—	$575
Collectively evaluated for impairment	17,423	3,973	3,154	24,550
Ending Balance	$17,998	$3,973	$3,154	$25,125

(1)Amounts previously disclosed for the customer segment have been revised due to immaterial errors.

Credit quality of finance receivables
The credit quality of finance receivables is reviewed on a monthly basis. Credit quality indicators include performing and non-performing. Non-performing is defined as finance receivables currently over 120 days past due and/or on non-accrual status or in bankruptcy. Finance receivables not meeting the criteria listed above are considered performing. Non-performing receivables have the highest probability for credit loss. The allowance for credit losses attributable to non-performing receivables is based on the most probable source of repayment, which is normally the liquidation of collateral. In determining collateral value, we estimate the current fair market value of the collateral. In addition, we may consider credit enhancements such as additional collateral and contractual third-party guarantees in determining the allowance for credit losses attributable to non-performing receivables.

UNAUDITED

The recorded investment in performing and non-performing finance receivables was as follows:

(Millions of dollars)
	September 30, 2012
	Customer	Dealer	Caterpillar Purchased Receivables	Total
Performing
North America	$5,759	$2,759	$1,623	$10,141
Europe	2,411	487	387	3,285
Asia/Pacific	3,475	923	516	4,914
Mining	1,827	1	—	1,828
Latin America	2,546	892	394	3,832
Caterpillar Power Finance	2,877	—	30	2,907
Total Performing	$18,895	$5,062	$2,950	$26,907
Non-Performing
North America	$77	$—	$—	$77
Europe	44	—	—	44
Asia/Pacific	40	—	—	40
Mining	12	—	—	12
Latin America	150	—	—	150
Caterpillar Power Finance	286	—	—	286
Total Non-Performing	$609	$—	$—	$609
Total Performing and Non-Performing
North America	$5,836	$2,759	$1,623	$10,218
Europe	2,455	487	387	3,329
Asia/Pacific	3,515	923	516	4,954
Mining	1,839	1	—	1,840
Latin America	2,696	892	394	3,982
Caterpillar Power Finance	3,163	—	30	3,193
Total	$19,504	$5,062	$2,950	$27,516

UNAUDITED

(Millions of dollars)
	December 31, 2011
	Customer	Dealer	Caterpillar Purchased Receivables	Total
Performing
North America	$5,561	$2,414	$1,836	$9,811
Europe	2,166	334	402	2,902
Asia/Pacific	3,187	516	465	4,168
Mining	1,473	—	—	1,473
Latin America	2,377	709	422	3,508
Caterpillar Power Finance	2,762	—	29	2,791
Total Performing	$17,526	$3,973	$3,154	$24,653
Non-Performing
North America	$112	$—	$—	$112
Europe	58	—	—	58
Asia/Pacific	24	—	—	24
Mining	12	—	—	12
Latin America	108	—	—	108
Caterpillar Power Finance	158	—	—	158
Total Non-Performing	$472	$—	$—	$472
Total Performing and Non-Performing
North America	$5,673	$2,414	$1,836	$9,923
Europe	2,224	334	402	2,960
Asia/Pacific	3,211	516	465	4,192
Mining	1,485	—	—	1,485
Latin America	2,485	709	422	3,616
Caterpillar Power Finance	2,920	—	29	2,949
Total	$17,998	$3,973	$3,154	$25,125

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

TDRs are reviewed along with other receivables as part of management’s ongoing evaluation of the adequacy of the allowance for credit losses. The allowance for credit losses attributable to TDRs is based on the most probable source of repayment, which is normally the liquidation of collateral. In determining collateral value, we estimate the current fair market value of the collateral. In addition, we may consider credit enhancements such as additional collateral and contractual third-party guarantees in determining the allowance for credit losses attributable to TDRs.

There were no loans or finance lease receivables modified as TDRs during the three and nine months ended September 30, 2012 and 2011 for the Dealer or Caterpillar Purchased Receivables portfolio segments.

UNAUDITED

Loan and finance lease receivables in the customer portfolio segment modified as TDRs during the three and nine months ended September 30, 2012 and 2011, were as follows:

(Dollars in millions)
	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment
Customer
North America	17	$4	$4	14	$2	$2
Europe	14	1	1	—	—	—
Asia/Pacific	12	3	3	—	—	—
Mining	—	—	—	—	—	—
Latin America	—	—	—	—	—	—
Caterpillar Power Finance (1) (2)	15	151	151	—	—	—
Total(3)	58	$159	$159	14	$2	$2

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment
Customer
North America	58	$8	$8	53	$11	$11
Europe	21	8	8	6	7	7
Asia/Pacific	12	3	3	—	—	—
Mining	—	—	—	—	—	—
Latin America	—	—	—	12	10	10
Caterpillar Power Finance (1) (2)	20	183	183	31	113	113
Total(3)	111	$202	$202	102	$141	$141

(1) Four customers comprise $148 million of the $151 million pre-TDR and post-TDR outstanding recorded investment for the three months ended September 30, 2012. Seven customers comprise $180 million of the $183 million pre-TDR and post-TDR outstanding recorded investment for the nine months ended September 30, 2012. Three customers comprise $104 million of the $113 million pre-TDR and post-TDR outstanding recorded investment for the nine months ended September 30, 2011.
(2) During the three and nine months ended September 30, 2012, $4 million and $22 million, respectively, of additional funds were subsequently loaned to a borrower whose terms had been modified in a TDR. The $4 million and $22 million of additional funds are not reflected in the tables above as no incremental modifications have been made with the borrower during the periods presented. At September 30, 2012, remaining commitments to lend additional funds to a borrower whose terms have been modified in a TDR were $3 million.
(3) Modifications include extended contract maturities, inclusion of interest only periods, below market interest rates, and extended skip payment periods.

UNAUDITED

TDRs in the customer portfolio segment with a payment default during the three and nine months ended September 30, 2012 and 2011, which had been modified within twelve months prior to the default date, were as follows:

(Dollars in millions)
	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment
Customer
North America	8	$1	3	$16
Europe	—	—	—	—
Asia/Pacific	2	1	—	—
Mining	—	—	—	—
Latin America	—	—	7	4
Caterpillar Power Finance	—	—	5	65
Total	10	$2	15	$85

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment
Customer
North America	39	$3	44	$25
Europe	—	—	1	1
Asia/Pacific	2	1	—	—
Mining	—	—	—	—
Latin America	—	—	7	4
Caterpillar Power Finance	16	21	14	70
Total	57	$25	66	$100

B.	Sales and Servicing of Finance Receivables

Individual loans and leases are sold to third parties with limited or no recourse to us to mitigate the concentration of credit risk with certain customers. In accordance with accounting for transfers and servicing of financial assets, the transfers to the third parties are accounted for as sales. We typically maintain servicing responsibilities for these third-party assets, which totaled $269 million and $235 million as of September 30, 2012 and December 31, 2011, respectively. Because we do not receive a servicing fee for these assets, a servicing liability is recorded. As of September 30, 2012 and December 31, 2011, these liabilities were not significant.
In addition, we have periodically securitized certain finance receivables relating to our retail installment sale contracts and finance leases as part of our asset-backed securitization program. On April 25, 2011, we exercised a cleanup call on our only outstanding asset-backed securitization transaction.  As a result, we had no assets or liabilities related to our securitization program as of September 30, 2012 or December 31, 2011.

UNAUDITED

These transactions provide a source of liquidity and allow for better management of our balance sheet capacity. None of the receivables that are directly or indirectly sold or transferred to third parties in any of the foregoing transactions are available to pay our creditors.

C.	Purchases of trade receivables from Caterpillar entities

We purchase trade receivables from Caterpillar entities at a discount. The discount is an estimate of the amount of financing revenue that would be earned at a market rate on these trade receivables over their expected life. The discount is amortized into revenue on an effective yield basis over the life of the receivables and recognized as Wholesale finance revenue. Amortized discounts for the trade receivables were $61 million and $55 million for the three months ended September 30, 2012 and 2011, respectively, and $181 million and $157 million for the nine months ended September 30, 2012 and 2011, respectively. In the Consolidated Statements of Cash Flows, collection of the discount is included in investing activities as the receivables are collected.

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
As of September 30, 2012, $3 million of deferred net losses, net of tax, included in equity (AOCI in the Consolidated Statements of Financial Position), related to our floating-to-fixed interest rate swaps, are expected to be reclassified to Interest expense over the next twelve months. The actual amount recorded in Interest expense will vary based on interest rates at the time the hedged transactions impact earnings.
We have, at certain times, liquidated fixed-to-floating interest rate swaps that resulted in deferred gains at the time of liquidation. The deferred gains associated with these interest rate swaps are included in Long-term debt in the Consolidated Statements of Financial Position and are being amortized to Interest expense over the remaining term of the previously designated hedged item.
The location and fair value of derivative instruments reported in the Consolidated Statements of Financial Position were as follows:

(Millions of dollars)
		Asset (Liability) Fair Value
	Consolidated Statements of Financial Position Location	September 30, 2012	December 31, 2011
Designated derivatives
Interest rate contracts	Other assets	$252	$248
Interest rate contracts	Accrued expenses	(11)	(6)
		$241	$242
Undesignated derivatives
Foreign exchange contracts	Other assets	$9	$7
Foreign exchange contracts	Accrued expenses	(7)	(16)
Interest rate contracts	Accrued expenses	(2)	(1)
		$—	$(10)

UNAUDITED

For the nine months ended September 30, 2012 and 2011, the deferred gains (losses) recorded in AOCI on the Consolidated Statements of Changes in Stockholder’s Equity associated with our cash flow interest rate contract hedges were as follows:

(Millions of dollars)
Balance as of December 31, 2011, net of tax of $3	$(6)
Gains (losses) deferred during the period, net of tax of $2	(4)
(Gains) losses reclassified to earnings, net of tax of $1	2
Balance as of September 30, 2012, net of tax of $4	$(8)

(Millions of dollars)
Balance as of December 31, 2010, net of tax of $6	$(14)
Gains (losses) deferred during the period, net of tax of $1	(4)
(Gains) losses reclassified to earnings, net of tax of $4	11
Balance as of September 30, 2011, net of tax of $3	$(7)

The effect of derivatives designated as hedging instruments on the Consolidated Statements of Profit was as follows:

Fair Value Hedges
(Millions of dollars)
		Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts	Other income (expense)	$7	$(3)	$70	$(77)

		Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
		Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts	Other income (expense)	$4	$7	$59	$(65)

UNAUDITED

Cash Flow Hedges
(Millions of dollars)
		Three Months Ended September 30, 2012
	Classification of Gains (Losses)	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(1)	$—
Interest rate contracts	Other income (expense)	—	—
		$(1)	$—

		Three Months Ended September 30, 2011
	Classification of Gains (Losses)	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(3)	$—
Interest rate contracts	Other income (expense)	—	(2)
		$(3)	$(2)

		Nine Months Ended September 30, 2012
	Classification of Gains (Losses)	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(3)	$—
Interest rate contracts	Other income (expense)	—	(1)
		$(3)	$(1)

		Nine Months Ended September 30, 2011
	Classification of Gains (Losses)	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(15)	$—
Interest rate contracts	Other income (expense)	—	(1)
		$(15)	$(1)

The effect of derivatives not designated as hedging instruments on the Consolidated Statements of Profit was as follows:

Undesignated Derivatives
(Millions of dollars)		Three Months Ended September 30,
	Classification of Gains (Losses)	2012	2011
Foreign exchange contracts	Other income (expense)	$5	$(10)
Interest rate contracts	Other income (expense)	—	—
		$5	$(10)

		Nine Months Ended September 30,
	Classification of Gains (Losses)	2012	2011
Foreign exchange contracts	Other income (expense)	$7	$(12)
Interest rate contracts	Other income (expense)	—	—
		$7	$(12)

UNAUDITED

6.	Segment Information

A.     Description of segments

Our segment data is based on disclosure requirements of accounting guidance on segment reporting, which requires that financial information be reported on the basis that is used internally for measuring segment performance. Internally, we report information for operating segments based on management responsibility. Our operating segments offer primarily the same types of services within each of the respective segments. The operating segments are as follows:

•	North America - Includes our operations in the United States and Canada that serve local dealers and customers.

•
Europe and Caterpillar Power Finance - This segment includes our operations that serve dealers and customers in Europe, Africa, Middle East and the Commonwealth of Independent States.  This segment also includes Caterpillar Power Finance (CPF), which finances marine vessels with Caterpillar engines worldwide and also provides debt financing for Caterpillar electrical power generation, gas compression and co-generation systems, as well as non-Caterpillar equipment that is powered by these systems worldwide.

•	Asia/Pacific - This segment includes our operations in Australia, China, Japan, South Korea and Southeast Asia that serve local dealers and customers.

•	Latin America - Includes our operations in Brazil, Mexico and Chile that serve local dealers and customers in Central and South America.

•	Mining - This segment includes large mining customers worldwide. This segment also provides project financing in various countries.
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
Supplemental segment data and reconciliations to consolidated external reporting for the three months ended September 30 was as follows:

(Millions of dollars) 2012	Revenues	Segment Profit	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Segment Assets at September 30, 2012	Capital expenditures
North America	$235	$59	$74	$69	$4	$11,969	$201
Europe and CPF	118	27	29	19	18	7,516	41
Asia/Pacific	105	35	41	7	7	5,442	25
Latin America	98	20	32	17	16	4,367	41
Mining	114	17	23	63	5	3,239	124
Total Segments	670	158	199	175	50	32,533	432
Unallocated	14	(21)	10	(1)	(1)	1,408	—
Timing	(6)	7	1	—	(10)	38	—
Methodology	—	9	(9)	—	—	(15)	—
Inter-segment Eliminations	—	—	—	—	—	(130)	—
Total	$678	$153	$201	$174	$39	$33,834	$432

2011	Revenues	Segment Profit	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Segment Assets at December 31, 2011	Capital expenditures
North America	$239	$73	$78	$69	$(9)	$11,177	$167
Europe and CPF	121	(9)	38	22	43	6,601	24
Asia/Pacific	89	34	35	4	5	4,557	8
Latin America	93	37	35	11	(3)	3,947	18
Mining	114	18	22	66	3	2,645	93
Total Segments	656	153	208	172	39	28,927	310
Unallocated	18	(8)	3	1	(2)	1,350	—
Timing	(6)	(8)	3	—	1	67	1
Methodology	—	(11)	(3)	—	—	15	—
Inter-segment Eliminations	—	—	—	—	—	(247)	—
Total	$668	$126	$211	$173	$38	$30,112	$311

UNAUDITED

Supplemental segment data and reconciliations to consolidated external reporting for the nine months ended September 30 was as follows:

(Millions of dollars) 2012	Revenues	Segment Profit	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Segment Assets at September 30, 2012	Capital expenditures
North America	$713	$198	$219	$204	$5	$11,969	$385
Europe and CPF	351	90	95	58	35	7,516	184
Asia/Pacific	292	101	108	17	19	5,442	95
Latin America	287	86	96	46	23	4,367	90
Mining	342	55	69	190	10	3,239	477
Total Segments	1,985	530	587	515	92	32,533	1,231
Unallocated	46	(65)	34	—	—	1,408	—
Timing	(17)	(7)	3	—	—	38	1
Methodology	—	9	(21)	—	—	(15)	—
Inter-segment Eliminations	—	—	—	—	—	(130)	—
Total	$2,014	$467	$603	$515	$92	$33,834	$1,232

2011	Revenues	Segment Profit	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Segment Assets at December 31, 2011	Capital expenditures
North America	$734	$176	$241	$210	$17	$11,177	$380
Europe and CPF	372	35	111	68	82	6,601	73
Asia/Pacific	244	88	95	12	18	4,557	34
Latin America	259	89	96	31	8	3,947	92
Mining	337	58	66	196	2	2,645	247
Total Segments	1,946	446	609	517	127	28,927	826
Unallocated	54	(33)	15	3	—	1,350	3
Timing	(17)	(11)	8	—	(3)	67	1
Methodology	—	(9)	(8)	—	—	15	—
Inter-segment Eliminations	—	—	—	—	—	(247)	—
Total	$1,983	$393	$624	$520	$124	$30,112	$830

7.	Guarantees

We provide loan guarantees to third-party lenders for financing associated with machinery purchased by customers. These guarantees have varying terms and are secured by the machinery being financed. In addition, we participate in standby letters of credit issued to third parties on behalf of our customers. These standby letters of credit have varying terms and beneficiaries and are secured by customer assets.
We have provided a limited indemnity to a third-party bank resulting from the assignment of certain leases to that bank. The indemnity is for the possibility that the insurers of these leases would become insolvent. The indemnity expires December 15, 2012 and is unsecured.

UNAUDITED

No loss has been experienced or is anticipated under any of these guarantees. At September 30, 2012 and December 31, 2011, the related liability was $3 million and $2 million, respectively. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees was as follows:

(Millions of dollars)	September 30, 2012	December 31, 2011
Customer guarantees	$156	$159
Limited indemnity	1	11
Total guarantees	$157	$170

We provide guarantees to repurchase certain loans of Caterpillar dealers from a special purpose corporation (SPC) that qualifies as a VIE (see Note 1 for additional information regarding the accounting guidance on the consolidation of VIEs). The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers. This SPC issues commercial paper and uses the proceeds to fund its loan program. We have a loan purchase agreement with the SPC that obligates us to purchase certain loans that are not paid at maturity. We receive a fee for providing this guarantee, which provides a source of liquidity for the SPC. We are the primary beneficiary of the SPC as our guarantees result in us having both the power to direct the activities that most significantly impact the SPC's economic performance and the obligation to absorb losses, and therefore we have consolidated the financial statements of the SPC. As of September 30, 2012 and December 31, 2011, the SPC’s assets of $940 million and $586 million, respectively, are primarily comprised of loans to dealers, which are included in Retail notes receivable in the Consolidated Statements of Financial Position, and the SPC's liabilities of $940 million and $586 million, respectively, are primarily comprised of commercial paper, which is included in Short-term borrowings in the Consolidated Statements of Financial Position. The assets of the SPC are not available to pay our creditors. We may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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
Assets and liabilities measured on a recurring basis at fair value included in our Consolidated Statements of Financial Position as of September 30, 2012 and December 31, 2011 are summarized below:

(Millions of dollars)
	September 30, 2012
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Assets
Derivative financial instruments, net	$—	$241	$—	$241
Total Assets	$—	$241	$—	$241
Liabilities
Guarantees	$—	$—	$3	$3
Total Liabilities	$—	$—	$3	$3

	December 31, 2011
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Assets
Derivative financial instruments, net	$—	$232	$—	$232
Total Assets	$—	$232	$—	$232
Liabilities
Guarantees	$—	$—	$2	$2
Total Liabilities	$—	$—	$2	$2

UNAUDITED

Below are roll-forwards of assets and liabilities measured at fair value using Level 3 inputs for the nine months ended September 30, 2012 and 2011. These instruments were valued using pricing models that, in management’s judgment, reflect the assumptions of a marketplace participant.

(Millions of dollars)	Guarantees
Balance as of December 31, 2011	$2
Issuance of guarantees	2
Expiration of guarantees	(1)
Balance as of September 30, 2012	$3

(Millions of dollars)	Guarantees
Balance as of December 31, 2010	$3
Issuance of guarantees	2
Expiration of guarantees	(3)
Balance as of September 30, 2011	$2

Impaired loans
In addition to the amounts above, we had impaired loans with a fair value of $201 million and $141 million as of September 30, 2012 and December 31, 2011, respectively. A loan is considered impaired when management determines that collection of contractual amounts due is not probable. In these cases, an allowance for credit losses is established based primarily on the fair value of associated collateral. As the collateral's fair value is based on observable market prices and/or current appraised values, the impaired loans are classified as Level 2 measurements.

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

Long-term debt – fair value on fixed and floating-rate debt was estimated based on quoted market prices.

UNAUDITED

Please refer to the table below for the fair values of our financial instruments.

(Millions of dollars)	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Cash and cash equivalents	$2,188	$2,188	$1,176	$1,176	1
Foreign currency contracts:
In a receivable position	$9	$9	$7	$7	2	Note 5
In a payable position	$(7)	$(7)	$(16)	$(16)	2	Note 5
Finance receivables, net (excluding finance leases(1))	$19,127	$19,066	$17,431	$17,172	2	Note 4
Restricted cash and cash equivalents(2)	$17	$17	$64	$64	1
Short-term borrowings	$(4,460)	$(4,460)	$(3,895)	$(3,895)	1
Long-term debt	$(24,509)	$(25,607)	$(21,631)	$(22,674)	2
Interest rate swaps:
In a net receivable position	$252	$252	$248	$248	2	Note 5
In a net payable position	$(13)	$(13)	$(7)	$(7)	2	Note 5
Guarantees	$(3)	$(3)	$(2)	$(2)	3	Note 7

(1)As of September 30, 2012 and December 31, 2011, represents finance leases with a net carrying value of $7,985 million and $7,325 million, respectively.
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

The provision for income taxes in the third quarter of 2012 reflects an estimated annual tax rate of 27 percent compared with 25 percent in the third quarter of 2011.

UNAUDITED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW:  THIRD QUARTER 2012 VS. THIRD QUARTER 2011
We reported third-quarter 2012 revenues of $678 million, an increase of $10 million, or 1 percent, compared with the third quarter of 2011. Third-quarter 2012 profit after tax was $109 million, a $16 million, or 17 percent, increase from the third quarter of 2011.

•
The increase in revenues was primarily due to a $63 million favorable impact from higher average earning assets (finance receivables and operating leases at constant rates), partially offset by a $44 million unfavorable impact from lower average financing rates on new and existing finance receivables and operating leases and a $9 million unfavorable impact from gains/losses on returned or repossessed equipment.

•
Profit before income taxes was $153 million for the third quarter of 2012, compared with $126 million for the third quarter of 2011. The increase was primarily due to a $26 million favorable impact from higher average earning assets and a $14 million favorable impact from mark-to-market adjustments that were recorded on interest rate derivative contracts. These increases were partially offset by a $9 million unfavorable impact from gains/losses on returned or repossessed equipment.

•	The provision for income taxes in the third quarter of 2012 reflects an estimated annual tax rate of 27 percent compared with 25 percent in the third quarter of 2011.

•
New retail financing in the third quarter of 2012 was $3.21 billion, an increase of $565 million, or 21 percent, from the third quarter of 2011. The increase was a result of growth across all operating segments, with the largest increase occurring in our Europe and Caterpillar Power Finance operating segment.

•
At the end of the third quarter of 2012, past dues were 2.80 percent compared with 3.35 percent at the end of the second quarter of 2012, 2.89 percent at the end of 2011 and 3.54 percent at the end of the third quarter of 2011. All Cat Financial operating segments reported improved past dues. Write-offs, net of recoveries, were $29 million for the third quarter of 2012, down from $50 million in the third quarter of 2011.

•
As of September 30, 2012, our allowance for credit losses totaled $404 million or 1.47 percent of net finance receivables, compared with $369 million or 1.47 percent of net finance receivables at year-end 2011. The allowance for credit losses as of September 30, 2011, was $362 million, which was 1.49 percent of net finance receivables.

UNAUDITED

REVIEW OF CONSOLIDATED STATEMENTS OF PROFIT
THREE MONTHS ENDED SEPTEMBER 30, 2012 VS. THREE MONTHS ENDED SEPTEMBER 30, 2011
REVENUES
Retail and wholesale revenue for the third quarter of 2012 was $423 million, an increase of $20 million from the same period in 2011. The increase was due to a $41 million favorable impact from higher average earning assets (finance receivables at constant interest rates), partially offset by a $21 million unfavorable impact from lower interest rates on new and existing retail and wholesale receivables. The annualized average yield was 6.25 percent for the third quarter of 2012, compared with 6.51 percent for the third quarter of 2011.
Operating lease revenue was $218 million for both the third quarter of 2012 and 2011. The $16 million favorable impact from higher average earning assets (operating leases at constant rates) was offset by a $16 million unfavorable impact from lower average financing rates on operating leases.
Other revenue, net, items were as follows:

(Millions of dollars)	Three Months Ended September 30,
	2012	2011
Finance receivable and operating lease fees (including late charges)	$17	$19
Fees on committed credit facility extended to Caterpillar	10	10
Interest income on Notes Receivable from Caterpillar	6	5
Net gain (loss) on returned or repossessed equipment	(3)	6
Miscellaneous other revenue, net	7	7
Total Other revenue, net	$37	$47

EXPENSES
Interest expense for the third quarter of 2012 was $201 million, a decrease of $10 million from the same period in 2011. This decrease was primarily due to a reduction of 57 basis points in the average cost of borrowing to 2.81 percent for the third quarter of 2012, down from 3.38 percent for the third quarter of 2011, partially offset by the impact of a 14 percent increase in average borrowings.
Depreciation expense on equipment leased to others was $174 million, up $1 million from the third quarter of 2011.
General, operating and administrative expenses were $104 million for the third quarter of 2012, compared with $101 million for the same period in 2011.

The provision for credit losses was $39 million for the third quarter of 2012, up $1 million from the third quarter of 2011. The Allowance for credit losses as of September 30, 2012, was 1.47 percent of net finance receivables compared with 1.49 percent as of September 30, 2011. See Note 4A of Notes to Consolidated Financial Statements for further discussion.

Other expenses were $7 million for the third quarter of 2012, compared with $9 million for the third quarter of 2011.

UNAUDITED

Other income (expense) items were as follows:

(Millions of dollars)	Three Months Ended September 30,
	2012	2011
Net gain (loss) from interest rate derivatives	$4	$(9)
Net currency exchange loss, including forward points	(4)	(1)
Total Other income (expense)	$—	$(10)

         The provision for income taxes was $41 million in the third quarter of 2012, compared with $29 million for the third quarter of 2011. The provision for income taxes in the third quarter of 2012 reflects an estimated annual tax rate of 27 percent compared with 25 percent in the third quarter of 2011.
PROFIT
As a result of the performance discussed above, profit after tax was $109 million for the third quarter of 2012, an increase of $16 million, or 17 percent, from the third quarter of 2011.

UNAUDITED

NINE MONTHS ENDED SEPTEMBER 30, 2012 VS. NINE MONTHS ENDED SEPTEMBER 30, 2011
REVENUES
Retail and wholesale revenue for the first nine months of 2012 was $1.25 billion, an increase of $60 million from the same period in 2011. The increase was due to a $93 million favorable impact from higher average earning assets (finance receivables at constant interest rates), partially offset by a $33 million unfavorable impact from lower interest rates on new and existing retail and wholesale receivables. The annualized average yield was 6.36 percent for the first nine months of 2012, compared with 6.53 percent for the same period in 2011.
Operating lease revenue for the first nine months of 2012 was $648 million, a decrease of $10 million from the same period in 2011. The decrease was due to a $25 million unfavorable impact from lower average financing rates on operating leases, partially offset by a $15 million favorable impact from higher average earning assets (operating leases at constant rates).
Other revenue, net, items were as follows:

(Millions of dollars)	Nine Months Ended September 30,
	2012	2011
Finance receivable and operating lease fees (including late charges)	$53	$52
Fees on committed credit facility extended to Caterpillar	30	30
Interest income on Notes Receivable from Caterpillar	16	11
Net gain on returned or repossessed equipment	2	23
Miscellaneous other revenue, net	18	22
Total Other revenue, net	$119	$138

EXPENSES
Interest expense for the first nine months of 2012 was $603 million, a decrease of $21 million from the same period in 2011. This decrease was primarily due to a reduction of 46 basis points in the average cost of borrowing to 3.01 percent for the first nine months of 2012, down from 3.47 percent for the first nine months of 2011, partially offset by the impact of an 11 percent increase in average borrowings.
Depreciation expense on equipment leased to others was $515 million, down $5 million from the first nine months of 2011.
General, operating and administrative expenses were $308 million for the first nine months of 2012, compared with $291 million for the same period in 2011. The increase was primarily due to an increase in labor costs. There were 1,708 full-time employees as of September 30, 2012, compared with 1,661 as of September 30, 2011.

The provision for credit losses was $92 million for the first nine months of 2012, down $32 million from the first nine months of 2011, as a result of improved portfolio health, partially offset by the impact of portfolio growth. The Allowance for credit losses as of September 30, 2012, was 1.47 percent of net finance receivables compared with 1.49 percent as of September 30, 2011. See Note 4A of Notes to Consolidated Financial Statements for further discussion.

Other expenses were $20 million for the first nine months of 2012, down $6 million from the same period in 2011.

UNAUDITED

Other income (expense) items were as follows:

(Millions of dollars)	Nine Months Ended September 30,
	2012	2011
Net gain (loss) from interest rate derivatives	$10	$(7)
Net currency exchange loss, including forward points	(19)	(1)
Other miscellaneous income	—	3
Total Other income (expense)	$(9)	$(5)

         The provision for income taxes was $126 million for the first nine months of 2012, compared with $98 million for the same period in 2011. The provision for income taxes for the nine months ended September 30, 2012, reflects an estimated annual tax rate of 27 percent compared with 25 percent for the nine months ended September 30, 2011.
PROFIT
As a result of the performance discussed above, profit after tax was $333 million for the first nine months of 2012, an increase of $50 million, or 18 percent, from the first nine months of 2011.
REVIEW OF CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

ASSETS
Total assets were $33.83 billion as of September 30, 2012, an increase of $3.72 billion, or 12 percent, from December 31, 2011, primarily due to an increase in net finance receivables and an increase in our cash position.
During the nine months ended September 30, 2012, new retail financing was $10.11 billion, an increase of $1.80 billion, or 22 percent, from the same period in 2011. The increase was a result of growth across all operating segments, with the largest increases occurring in our Europe and CPF, Asia/Pacific and Mining operating segments.
Total Off-Balance Sheet Managed Assets
We manage and service receivables and leases that have been sold to third parties with limited or no recourse to us to mitigate the concentration of credit risk with certain customers. These receivables and leases are not available to pay our creditors.
Off-balance sheet managed assets were as follows:

(Millions of dollars)
	September 30, 2012	December 31, 2011
Other Managed Assets
Retail finance leases	$117	$133
Retail installment sale contracts	58	48
Retail notes receivable	55	39
Operating leases	39	15
Total off-balance sheet managed assets	$269	$235

UNAUDITED

TOTAL PAST DUE FINANCE AND RENTS RECEIVABLES
At the end of the third quarter of 2012, past dues were 2.80 percent compared with 3.35 percent at the end of the second quarter of 2012, 2.89 percent at the end of 2011 and 3.54 percent at the end of the third quarter of 2011. All Cat Financial operating segments reported improved past dues. Write-offs, net of recoveries, were $29 million for the third quarter of 2012, down from $50 million in the third quarter of 2011.
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

Total borrowings outstanding as of September 30, 2012 were $29.18 billion, an increase of $3.65 billion over December 31, 2011, due to increasing portfolio balances and to provide for an increase in cash position. Outstanding borrowings were as follows:

(Millions of dollars)	September 30, 2012	December 31, 2011
Medium-term notes, net of unamortized discount	$22,932	$20,048
Commercial paper, net of unamortized discount	3,544	2,818
Bank borrowings – long-term	1,577	1,583
Bank borrowings – short-term	429	527
Variable denomination floating rate demand notes	487	550
Notes payable to Caterpillar	209	—
Total outstanding borrowings	$29,178	$25,526

UNAUDITED

Medium-term notes
We issue medium-term unsecured notes through securities dealers or underwriters in the U.S., Canada, Europe, Australia, Japan, Hong Kong, Argentina and Mexico to both retail and institutional investors. These notes are offered in several currencies and with a variety of maturities. These notes are senior unsecured obligations of the Company. Medium-term notes outstanding as of September 30, 2012, mature as follows:

(Millions of dollars)
2012	$1,949
2013	5,441
2014	5,271
2015	3,378
2016	1,733
Thereafter	5,160
Total	$22,932

Medium-term notes issued totaled $5.48 billion and redeemed totaled $2.57 billion for the nine months ended September 30, 2012.
Commercial paper
We issue unsecured commercial paper in the U.S., Europe and other international capital markets. These short-term promissory notes are issued on a discounted basis and are payable at maturity.
Revolving credit facilities
We have three global credit facilities with a syndicate of banks totaling $10.00 billion (Credit Facility) available in the aggregate to both Caterpillar and us for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of September 30, 2012 was $7.25 billion.

•
In September 2012, we renewed the 364-day facility. The amount was increased from $2.55 billion to $3.00 billion (of which $2.18 billion is available to us) and the facility now expires in September 2013.

•
In September 2012, we amended and extended the 2010 four-year facility. The amount was increased from $2.09 billion to $2.60 billion (of which $1.88 billion is available to us) and the facility now expires in September 2015.

•
In September 2012, we amended and extended the 2011 five-year facility. The amount was increased from $3.86 billion to $4.40 billion (of which $3.19 billion is available to us) and the facility now expires in September 2017.

At September 30, 2012, Caterpillar’s consolidated net worth was $24.39 billion, which was above the $9.00 billion required under the Credit Facility. The consolidated net worth is defined in the Credit Facility as the consolidated stockholder’s equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income/(loss).

At September 30, 2012, our covenant interest coverage ratio was 1.69 to 1.  This is above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

UNAUDITED

In addition, at September 30, 2012, our covenant leverage ratio was 8.70 to 1.  This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event that either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the bank group may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings.  At September 30, 2012 and December 31, 2011, there were no borrowings under the Credit Facility.

Bank borrowings
Credit lines with banks as of September 30, 2012 totaled $3.95 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements. The remaining available credit commitments may be withdrawn any time at the lenders' discretion. As of September 30, 2012, we had $2.01 billion outstanding against these credit lines compared with $2.11 billion as of December 31, 2011, and were in compliance with all debt covenants under these credit lines.
Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction. We do not hold reserves to fund the payment of the demand notes. The notes are offered on a continuous basis by prospectus only.
Notes receivable from/payable to Caterpillar
Under our variable amount lending agreements and other notes receivable with Caterpillar, we may borrow up to $2.45 billion from Caterpillar, and Caterpillar may borrow up to $1.66 billion from us. The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice. We had notes receivable of $372 million and notes payable of $209 million outstanding under these agreements as of September 30, 2012, compared with notes receivable of $327 million as of December 31, 2011.
Committed Credit Facility
In addition, during the first quarter of 2011, we extended a $2 billion committed credit facility to Caterpillar, which expires in February 2019. We receive a fee from Caterpillar based on amounts drawn under the credit facility and a commitment fee for the undrawn amounts under the credit facility.  At September 30, 2012 and December 31, 2011, there were no borrowings under this credit facility.
OFF-BALANCE SHEET ARRANGEMENTS
We lease all of our facilities. In addition, we have potential payment exposure for guarantees issued to third parties totaling $157 million as of September 30, 2012.
CASH FLOWS
Operating cash flow was $700 million in the first nine months of 2012, compared with $794 million for the same period a year ago. Net cash used for investing activities was $3.01 billion for the first nine months of 2012, compared with $1.68 billion for the same period in 2011. The change is primarily due to more net cash used for finance receivables and capital expenditures for equipment on operating leases due to increased growth in the portfolio. Net cash provided by financing activities was $3.42 billion for the first nine months of 2012, compared with $614 million for the same period in 2011. The change is primarily related to higher funding requirements, an increase in our cash position and the impact of intercompany borrowings.

UNAUDITED

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect reported amounts. The most significant estimates include those related to the residual values for leased assets, our allowance for credit losses and the income tax reserve. Actual results may differ from these estimates.
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
The allowance for credit losses attributable to specific accounts is based on the most probable source of repayment, which is normally the liquidation of collateral. In determining collateral value, we estimate the current fair market value of the collateral. In addition, we may consider credit enhancements such as additional collateral and contractual third-party guarantees in determining the allowance for credit losses attributable to non-performing receivables. The allowance for credit losses attributable to the remaining accounts is a general allowance based upon the risk in the portfolio primarily using probabilities of default and an estimate of associated losses. In addition, qualitative factors not able to be fully captured in previous analysis including industry trends, macroeconomic factors and model imprecision are considered in the evaluation of the adequacy of the allowance for credit losses. These qualitative factors are subjective and require a degree of management judgment.
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

UNAUDITED

Income Tax Reserve
We are subject to the income tax laws of the many jurisdictions in which we operate. These tax laws are complex, and the manner in which they apply to our facts is sometimes open to interpretation. In establishing the provision for income taxes, we must make judgments about the application of these inherently complex tax laws.
Despite our belief that our tax return positions are consistent with applicable tax laws, we believe that taxing authorities could challenge certain positions. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations or litigation. We record tax benefits for uncertain tax positions based upon management's evaluation of the information available at the reporting date. To be recognized in the financial statements, a tax benefit must be at least more likely than not of being sustained based on technical merits. The benefit for positions meeting the recognition threshold is measured as the largest benefit more likely than not of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Significant judgment is required in making these determinations and adjustments to unrecognized tax benefits may be necessary to reflect actual taxes payable upon settlement. Adjustments related to positions impacting the effective tax rate affect the provision for income taxes. Adjustments related to positions impacting the timing of deductions impact deferred tax assets and liabilities.
Our income tax positions and analysis are based on currently enacted tax law. Future changes in tax law could significantly impact the provision for income taxes, the amount of taxes payable, and the deferred tax asset and liability balances. Deferred tax assets generally represent tax benefits for tax deductions or credits available in future tax returns. Certain estimates and assumptions are required to determine whether it is more likely than not that all or some portion of the benefit of a deferred tax asset will not be realized. In making this assessment, management analyzes and estimates the impact of future taxable income, reversing temporary differences and available prudent and feasible tax planning strategies. Should a change in facts or circumstances lead to a change in judgment about the ultimate realizability of a deferred tax asset, we record or adjust the related valuation allowance in the period that the change in facts and circumstances occurs, along with a corresponding increase or decrease in the provision for income taxes.
A provision for U.S. income taxes has not been recorded on undistributed profits of our non-U.S. subsidiaries that we have determined to be indefinitely reinvested outside the U.S. If management intentions or U.S. tax law changes in the future, there may be a significant negative impact on the provision for income taxes to record an incremental tax liability in the period the change occurs. A deferred tax asset is recognized only if we have definite plans to generate a U.S. tax benefit by repatriating earnings in the foreseeable future.

UNAUDITED

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q may be considered "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements may relate to future events or our future financial performance, which may involve known and unknown risks and uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by any forward-looking statements. From time to time, we may also provide forward-looking statements in oral presentations to the public or in other materials we issue to the public. Forward-looking statements give current expectations or forecasts of future events about the company. You may identify these statements by the fact that they do not relate to historical or current facts and may use words such as "believes," "expects," "estimates," "anticipates," "will," "should," "plan," "project," "intend," "could" and similar words or phrases. These statements are only predictions. Actual events or results may differ materially due to factors that affect international businesses, including changes in economic conditions and challenges in the global financial and credit markets, and changes in laws and regulations (including regulations implemented under the Dodd-Frank Wall Street Reform and Consumer Protection Act) and political stability, as well as factors specific to Cat Financial and the markets we serve, including the market’s acceptance of our products and services, the creditworthiness of our customers, interest rate and currency rate fluctuations and estimated residual values of leased equipment. These risk factors may not be exhaustive. We operate in a continually changing business environment and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. Moreover, we do not assume responsibility for the accuracy and completeness of those statements. Forward-looking statements are qualified in their entirety by reference to the factors discussed under the captions "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K filed with the Securities and Exchange Commission (SEC) on February 21, 2012, as supplemented by our Current Report on Form 8-K filed on August 7, 2012 to reflect a change in reportable operating segments, our Form 10-Q filed with the SEC on August 6, 2012 and in this Form 10-Q filing. We do not undertake to update our forward-looking statements.

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

UNAUDITED

ITEM 6.  EXHIBITS

Exhibit No.	Description of Exhibit

10.1
Credit Agreement (2012 364-Day Credit Agreement), dated as of September 13, 2012, among the Company, Caterpillar Inc., Caterpillar International Finance Limited and Caterpillar Finance Corporation, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank International plc, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed September 17, 2012).

10.2
Local Currency Addendum, dated as of September 13, 2012, to the 2012 364-Day Credit Agreement (incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K filed September 17, 2012).

10.3
Japan Local Currency Addendum, dated as of September 13, 2012, to the 2012 364-Day Credit Agreement (incorporated by reference from Exhibit 99.3 to the Company’s Current Report on Form 8-K filed September 17, 2012).

10.4
Amendment No. 2, dated as of September 13, 2012, to the Credit Agreement (4-Year Facility), dated as of September 16, 2010, by and among the Company, Caterpillar Inc., Caterpillar International Finance Limited and Caterpillar Finance Corporation, the Banks named therein, Local Currency Banks and Japan Local Currency Banks party thereto, Citibank, N.A., as Agent, Citibank International plc, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.4 to the Company’s Current Report on Form 8-K filed September 17, 2012).

10.5
Amendment No. 1, dated as of September 13, 2012, to the Credit Agreement (5-Year Facility), dated as of September 15, 2011, by and among the Company, Caterpillar Inc., Caterpillar International Finance Limited and Caterpillar Finance Corporation, the Banks named therein, Local Currency Banks and Japan Local Currency Banks party thereto, Citibank, N.A., as Agent, Citibank International plc, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.5 to the Company’s Current Report on Form 8-K filed September 17, 2012).

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

Caterpillar Financial Services Corporation
(Registrant)
Date:	November 2, 2012	By:	/s/ Steven R. Elsesser
Steven R. Elsesser, Controller

Date:	November 2, 2012	By:	/s/ Kent M. Adams
Kent M. Adams, President, Director and Chief Executive Officer

UNAUDITED

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1
Credit Agreement (2012 364-Day Credit Agreement), dated as of September 13, 2012, among the Company, Caterpillar Inc., Caterpillar International Finance Limited and Caterpillar Finance Corporation, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank International plc, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed September 17, 2012).

10.2
Local Currency Addendum, dated as of September 13, 2012, to the 2012 364-Day Credit Agreement (incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K filed September 17, 2012).

10.3
Japan Local Currency Addendum, dated as of September 13, 2012, to the 2012 364-Day Credit Agreement (incorporated by reference from Exhibit 99.3 to the Company’s Current Report on Form 8-K filed September 17, 2012).

10.4
Amendment No. 2, dated as of September 13, 2012, to the Credit Agreement (4-Year Facility), dated as of September 16, 2010, by and among the Company, Caterpillar Inc., Caterpillar International Finance Limited and Caterpillar Finance Corporation, the Banks named therein, Local Currency Banks and Japan Local Currency Banks party thereto, Citibank, N.A., as Agent, Citibank International plc, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.4 to the Company’s Current Report on Form 8-K filed September 17, 2012).

10.5
Amendment No. 1, dated as of September 13, 2012, to the Credit Agreement (5-Year Facility), dated as of September 15, 2011, by and among the Company, Caterpillar Inc., Caterpillar International Finance Limited and Caterpillar Finance Corporation, the Banks named therein, Local Currency Banks and Japan Local Currency Banks party thereto, Citibank, N.A., as Agent, Citibank International plc, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.5 to the Company’s Current Report on Form 8-K filed September 17, 2012).

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