Form 10-K
period 2012-12-31
CATERPILLAR FINANCIAL SERVICES CORP
filed 2013-02-19
CIK 764764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2012

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________.
Commission File No. 001-11241
CATERPILLAR FINANCIAL SERVICES CORPORATION (Exact name of Registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	37-1105865 (I.R.S. Employer Identification No.)
2120 West End Ave., Nashville, Tennessee (Address of principal executive offices)	37203-0001 (Zip Code)
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [✓]   No [    ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [    ]   No [✓]

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
Yes [    ]   No [✓]

As of February 19, 2013, one share of common stock of the registrant was outstanding, which is owned by Caterpillar Inc.

PART I

 CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K may be considered "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995.  These statements may relate to future events or our future financial performance, which may involve known and unknown risks and uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by any forward-looking statements.  From time to time, we may also provide forward-looking statements in oral presentations to the public or in other materials we issue to the public.  Forward-looking statements give current expectations or forecasts of future events about the company.  You may identify these statements by the fact that they do not relate to historical or current facts and may use words such as "believes," "expects," "estimates," "anticipates," "will," "should," "plan," "project," "intend," "could" and similar words or phrases.  These statements are only predictions.  Actual events or results may differ materially due to factors that affect international businesses, including changes in economic conditions and ongoing challenges in the global financial and credit markets, and changes in laws and regulations (including regulations implemented under the Dodd-Frank Wall Street Reform and Consumer Protection Act) and political stability, as well as factors specific to Cat Financial and the markets we serve, including the market’s acceptance of our products and services, the creditworthiness of our customers, interest rate and currency rate fluctuations and estimated residual values of leased equipment.  These risk factors may not be exhaustive.  We operate in a continually changing business environment, and new risk factors emerge from time to time.  We cannot predict these new risk factors, nor can we assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements.  Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.  Moreover, we do not assume responsibility for the accuracy and completeness of those statements.  All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the captions "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K and could cause results to differ materially from those projected in the forward-looking statements.  Cat Financial undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You may, however, consult any related disclosures we may make in our subsequent Form 10-Q and Form 8-K reports to the SEC.

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

•
Finance (non-tax) leases, where the lessee for tax purposes is considered to be the owner of the equipment during the term of the lease, that either require or allow the customer to purchase the equipment for a fixed price at the end of the term (19 percent*).

•	Installment sale contracts, which are equipment loans that enable customers to purchase equipment with a down payment or trade-in and structure payments over time (16 percent*).

•	Governmental lease-purchase plans in the U.S. that offer low interest rates and flexible terms to qualified non-federal government agencies (1 percent*).

The Company’s wholesale notes receivable, finance leases and installment sale contracts (totaling 15 percent*) include:

•	Inventory/rental programs, which provide assistance to dealers by financing their new Caterpillar inventory and rental fleets (5 percent*).

•	Short-term receivables we purchase from Caterpillar at a discount (10 percent*).

The Company’s retail notes receivable (35 percent*) include:

•	Loans that allow customers and dealers to use their Caterpillar equipment or other assets as collateral to obtain financing.

*Indicates the percentage of total portfolio as of December 31, 2012.  We define total portfolio as total net finance receivables plus equipment on operating leases, less accumulated depreciation.  For more information on the above and our concentration of credit risk, please refer to Note 4 of Notes to Consolidated Financial Statements.

Competitive Environment

We operate in a highly competitive environment, with financing for users of Caterpillar equipment available through a variety of sources, principally commercial banks and finance and leasing companies.  Our competitors include Wells Fargo Equipment Finance Inc., General Electric Capital Corporation and various other banks and finance companies.  In addition, many of the manufacturers that compete with Caterpillar also own financial subsidiaries such as Volvo Financial Services, Komatsu Financial L.P. and John Deere Capital Corporation that utilize below-market interest rate programs (funded by the manufacturer) to assist machine sales.  We work with Caterpillar to provide a broad array of financial merchandising programs around the world to meet these competitive offers.

We provide financing only when acceptable criteria are met.  Credit decisions are based upon, among other factors, the customer's credit history, financial strength and intended use of equipment.  We typically maintain a security interest in retail financed equipment and require physical damage insurance coverage on financed equipment.  We continue to finance a significant portion of Caterpillar dealers' sales and inventory of Caterpillar products throughout the world (see Note 14 of Notes to Consolidated Financial Statements for more information regarding our segments and geographic areas).  We participate in certain marketing programs sponsored by Caterpillar and/or Caterpillar dealers that allow us to offer financing to customers at interest rates that are below-market rates through financial merchandising programs with Caterpillar and/or Caterpillar dealers.  Under these programs, Caterpillar, or the dealer, funds an amount at the outset of the transaction, which we then recognize as revenue over the term of the financing.  These marketing programs provide us with a significant competitive advantage in financing Caterpillar products.

In certain instances, our operations are subject to supervision and regulation by state, federal and various foreign government authorities and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things, (i) regulate credit granting activities and the administration of loans, (ii) establish maximum interest rates, finance charges and other charges, (iii) require disclosures to customers and investors, (iv) govern secured transactions, (v) set collection, foreclosure, repossession and other trade practices and (vi) regulate the use and reporting of information related to a borrower's credit experience.  Our ability to comply with these and other governmental and legal requirements and restrictions affects our operations.

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

Employment

As of December 31, 2012, the Company had 1,745 full-time employees, an increase of 4 percent from December 31, 2011.

Available Information

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

The extent of any impact on our ability to meet our funding or liquidity needs would depend on several factors, including our operating cash flows, the duration of any market disruptions, changes in counterparty credit risk, the impact of government intervention in financial markets including the effects of any programs or legislation designed to increase or restrict liquidity for certain areas of the market, general credit conditions, the volatility of equity and debt markets, our credit ratings and credit capacity and the cost of financing and other general economic and business conditions.  Market disruption and volatility may also lead to a number of other risks in connection with these events, including but not limited to:

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

•
Our ability to engage in routine funding transactions or borrow from other financial institutions on acceptable terms or at all could be adversely affected by disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations; and

•
Because our counterparties are financial institutions, their ability to perform in accordance with any of our underlying agreements could be adversely affected by market volatility and/or disruptions in the equity and credit markets.

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

Failure to maintain our credit ratings would increase our cost of borrowing and could adversely affect our access to capital markets

Caterpillar and Cat Financial's costs of borrowing and ability to access the capital markets are affected not only by market conditions but also by the short-term and long-term debt ratings assigned to our debt by the major credit rating agencies.  These ratings are based, in significant part, on Caterpillar's and Cat Financial's performance as measured by financial metrics such as interest coverage and leverage ratios, as well as transparency with rating agencies and timeliness of financial reporting.  In 2009, two of the major credit rating agencies modified their outlook for Cat Financial and Caterpillar. Also in 2009, one major credit rating agency that had previously rated Cat Financial and Caterpillar slightly higher than the others downgraded its ratings to a comparable level and assigned a stable outlook.   While the two rating agencies that had modified their outlooks subsequently improved their outlooks to stable, there can be no assurance that Caterpillar’s or Cat Financial’s credit ratings and/or outlooks will not be lowered in the future.

Although Caterpillar and Cat Financial have committed credit facilities to provide liquidity, any downgrades of our credit ratings could increase our cost of borrowing and could have an adverse effect on our access to the capital markets, including restricting, in whole or in part, our access to the commercial paper market.  There can be no assurance that the commercial paper market will continue to be a reliable source of short-term financing for Caterpillar and Cat Financial.  An inability to access the capital markets could have a material adverse effect on our cash flows, results of operations and financial condition.

Changes in interest rates, foreign currency exchange rates or market liquidity conditions could adversely affect our earnings and/or cash flows

Changes in interest rates, foreign currency exchange rates and market liquidity conditions could have a material adverse effect on our earnings and cash flows.  Because a significant number of our loans are made at fixed interest rates, our business is subject to fluctuations in interest rates.  Changes in market interest rates may influence our financing costs, returns on financial investments and the valuation of derivative contracts and could reduce our earnings and/or cash flows.  In addition, because we make a significant number of loans in currencies other than the U.S. dollar, fluctuations in foreign currency exchange rates could also reduce our earnings and cash flows.  We also rely on a number of diversified global debt capital markets and funding programs to provide liquidity for our global operations, including commercial paper, medium-term notes, retail notes, variable denomination floating rate demand notes and bank loans.  Significant changes in market liquidity conditions could impact our access to funding and the associated funding cost and reduce our earnings and cash flows.

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

Our business is significantly influenced by the credit risk associated with our customers and an increase in delinquencies, repossessions or net losses could adversely affect our results

Our business is significantly influenced by the credit risk associated with our customers.  The creditworthiness of each customer and the rate of delinquencies, repossessions and net losses on customer obligations are directly impacted by several factors, including, but not limited to, relevant industry and economic conditions and the availability of capital.  Any increase in delinquencies, repossessions and net losses on customer obligations could have a material adverse effect on our earnings and cash flows.

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

A decrease in the residual value of the equipment that we finance could adversely affect our results

Declines in the residual value of equipment financed by us may reduce our earnings.  The residual value of leased equipment is determined based on its estimated future wholesale market value at the time of the expiration of the lease term.  We estimate the residual value of leased equipment at the inception of the lease based on a number of factors, including historical wholesale market sales prices, past remarketing experience and any known significant market/product trends.  If estimated future market values significantly decline due to economic factors, obsolescence or other adverse circumstances, we may not realize such residual value, which could reduce our earnings, either through an increase in depreciation expense or a decrease in finance revenue.

The success of our business depends upon the demand for Caterpillar’s products

Our primary business is to provide retail and wholesale financing alternatives for Caterpillar products to customers and dealers and is therefore largely dependent upon the demand for Caterpillar’s products and customers’ willingness to enter into financing or leasing agreements, which may be negatively affected by challenging global economic conditions.  As a result, a significant or prolonged decrease in demand could have a material adverse effect on our business, financial condition, results of operations and cash flows.  The demand for Caterpillar’s products and our products and services is influenced by a number of factors, including:

•	General world economic conditions and the level of mining, construction and manufacturing activity;

•	Changes and uncertainties in the monetary and fiscal policies of various governmental and regulatory entities;

•	Fluctuations in demand and prices for certain commodities;

•	Fluctuations in currency exchange rates and interest rates;

•	Political, economic and legislative changes;

•	Caterpillar’s ability to produce products that meet customers' needs;

•	Caterpillar’s ability to maintain key dealer relationships;

•	The ability of Caterpillar dealers to sell Caterpillar products and their practices regarding inventory control; and

•	Changes in pricing policies by Caterpillar or its competitors.

Any significant adverse changes to these factors could negatively impact our results.

Changes in the marketing, operational or administrative support that we receive from Caterpillar could adversely affect our results

We participate in certain marketing programs sponsored by Caterpillar and/or Caterpillar dealers that allow us to offer financing to customers at interest rates that are below-market rates through financial merchandising programs with Caterpillar and/or Caterpillar dealers.  These marketing programs provide us with a significant competitive advantage in financing Caterpillar products.  Any change in these marketing programs or reduction in our ability to offer competitively priced financing to customers could reduce the percentage of Caterpillar products financed by us, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.  Caterpillar also provides us with other types of operational and administrative support, such as the administration of employee benefit plans, which is integral to the conduct of our business.  Any changes in the levels of support from Caterpillar could also negatively impact our results.

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

Changes in financial regulation legislation could adversely impact our results of operations and financial condition

The U.S. Dodd–Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank") was signed into law in July 2010 and includes extensive provisions regulating the financial services industry. We continue to monitor and evaluate the impact of this legislation, as regulators continue to propose, adopt and enforce the implementing rules.  We are also monitoring other U.S. and international initiatives to further regulate the financial services industry. While many of the regulations implementing Dodd-Frank have not yet been adopted, these and other regulatory initiatives are expected to impose additional reporting, capital and other financial requirements that could result in significant costs or restrictions and have an adverse effect on our results of operations and financial condition.

Our global operations are subject to extensive anti-corruption laws and regulations
The U.S. Foreign Corrupt Practices Act and similar foreign anti-corruption laws generally prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence foreign government officials for the purpose of obtaining or retaining business, or obtaining an unfair advantage. Recent years have seen a substantial increase in the global enforcement of anti-corruption laws. Our continued operation and expansion outside the United States, including in developing countries, could increase the risk of such violations. Violations of these laws may result in severe criminal or civil sanctions, could disrupt our business, and result in an adverse effect on our reputation, business and results of operations or financial condition.
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

Restrictive covenants in our debt agreements could limit our financial and operating flexibility

Cat Financial and our subsidiaries have agreements under which we borrow or have the ability to borrow funds for use in our respective businesses that are utilized primarily for general corporate purposes.  Certain of these agreements include covenants relating to our financial performance and financial position.  The two most significant financial covenants included in these agreements are: (1) a leverage ratio covenant that requires us to maintain a ratio of consolidated debt to consolidated net worth of not greater than 10 to 1, calculated (i) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (ii) at each December 31; and (2) an interest coverage ratio that requires us to maintain a ratio of (i) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (ii) interest expense of not less than 1.15 to 1, in each case, calculated at the end of each calendar quarter for the rolling four-quarter period then most recently ended for us and our subsidiaries on a consolidated basis in accordance with generally accepted accounting principles.  In addition, we are restricted in a number of our agreements from terminating, amending or modifying our support agreement with Caterpillar.  We are also restricted in our ability to incur secured indebtedness or consolidate, merge or sell assets.  Similarly, we are also bound by covenants in various agreements that involve Caterpillar and its obligation to maintain a consolidated net worth of not less than $9 billion at all times during each fiscal year.

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

Changes in accounting guidance could have an adverse effect on our results of operations, as reported in our financial statements

Our consolidated financial statements are subject to the application of generally accepted accounting principles in the United States of America, which is periodically revised and/or expanded.  Accordingly, from time to time we are required to adopt new or revised accounting guidance and related interpretations issued by recognized authoritative bodies, including the Financial Accounting Standards Board and the SEC.  Market conditions have prompted accounting standard setters to issue new guidance, which further interprets or seeks to revise accounting pronouncements related to various transactions, as well as to issue new guidance expanding disclosures.  The impact of accounting pronouncements that have been issued but not yet implemented is disclosed in our annual and quarterly reports on Form 10-K and Form 10-Q.  An assessment of proposed guidance is not provided, as such proposals are subject to change through the exposure process and, therefore, their effects on our financial statements cannot be meaningfully assessed.  It is possible that future accounting guidance we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our business, results of operations and financial condition.

Increased information technology security threats and more sophisticated computer crime pose a risk to our systems, networks, products and services
We rely upon information technology systems and networks in connection with a variety of business activities, some of which are managed by third parties. Additionally, we collect and store data that is sensitive to us and our customers. The secure operation of these information technology systems and networks, and the processing and maintenance of this data is critical to our business operations and strategy. Information technology security threats -- from user error to attacks designed to gain unauthorized access to our systems, networks and data -- are increasing in frequency and sophistication. Attacks may range from random attempts to coordinated and targeted attacks, including sophisticated computer crime and advanced persistent threats. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. If an attack against us were to succeed it could expose us and our customers, dealers and suppliers to misuse of information or systems, the compromising of confidential information, manipulation and destruction of data, defective products, production downtimes and operations disruptions. The occurrence of any of these events could adversely affect our reputation, competitive position, business and results of operations. In addition, such breaches in security could result in litigation, regulatory action and potential liability and the costs and operational consequences of implementing further data protection measures.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our corporate headquarters are located in Nashville, Tennessee.  We maintain forty-six offices in total, of which nine are located in North America (eight in the U.S. and one in Canada), twenty-one are located in Europe, one is located in the Middle East, nine are located in Asia/Pacific and six are located in Latin America (see Note 14 of Notes to Consolidated Financial Statements for more information regarding our segments and geographic areas).  All of our offices are leased.

Item 3.	Legal Proceedings.

We are involved in unresolved legal actions that arise in the normal course of business.  The majority of these unresolved actions involve claims to recover collateral, claims pursuant to customer bankruptcies and the pursuit of deficiency amounts.  Although it is not possible to predict with certainty the outcome of our unresolved legal actions, we believe that these unresolved legal actions will neither individually nor in the aggregate have a material adverse effect on our consolidated financial position, liquidity or results of operations.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our stock is not publicly traded.  Caterpillar Inc. is the owner of our one outstanding share.  Cash dividends of $250 million, $600 million and $600 million were paid to Caterpillar in 2012, 2011 and 2010, respectively.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW:  2012 VS. 2011

We reported revenues of $2.69 billion in 2012, an increase of $48 million, or 2 percent, compared with 2011. Profit after tax was $432 million, a $54 million, or 14 percent, increase from 2011.

•
The increase in revenues was primarily due to a $223 million favorable impact from higher average earning assets (finance receivables and operating leases at constant rates), partially offset by a $139 million unfavorable impact from lower average financing rates on new and existing finance receivables and operating leases and a $33 million unfavorable impact from returned or repossessed equipment.

•
Profit before income taxes was $591 million for 2012, compared with $504 million for 2011. The increase was primarily due to an $89 million favorable impact from higher average earning assets, a $22 million favorable impact from mark-to-market adjustments that were recorded on interest rate derivative contracts and a $15 million decrease in the provision for credit losses. These increases in pre-tax profit were partially offset by a $33 million unfavorable impact from returned or repossessed equipment.

•	The Provision for income taxes reflects an annual tax rate of 25 percent for both 2012 and 2011. The 2011 Provision for income taxes included a $15 million benefit related to prior years.

•
New retail financing for 2012 was $13.96 billion, an increase of $2.63 billion, or 23 percent, from 2011. The increase was a result of growth across all operating segments, with the largest increases occurring in our Europe and Caterpillar Power Finance, Asia/Pacific and Mining operating segments.

•
During 2012, our overall portfolio quality reflected continued improvement. At the end of 2012, past dues were 2.26 percent compared with 2.80 percent at the end of the third quarter of 2012 and 2.89 percent at the end of 2011.

•
Write-offs, net of recoveries, were $102 million for the full-year 2012, compared with $158 million for 2011. Full-year 2012 write-offs, net of recoveries, were 0.42 percent of average annual retail portfolio, compared with 0.70 percent in 2011.

•
At year-end 2012, our Allowance for credit losses totaled $426 million or 1.49 percent of net finance receivables, compared with $369 million or 1.47 percent of net finance receivables at year-end 2011. The overall increase of $57 million in Allowance for credit losses during the year reflects a $51 million increase in allowance due to an increase in our net finance receivables portfolio and a $6 million increase associated with the higher allowance rate.

REVIEW OF CONSOLIDATED STATEMENTS OF PROFIT

2012 VS. 2011

REVENUES
Retail and wholesale revenue for 2012 was $1.68 billion, an increase of $87 million from 2011.  The increase was due to a $145 million favorable impact from higher average earning assets (finance receivables at constant interest rates), partially offset by a $58 million unfavorable impact from lower interest rates on new and existing retail and wholesale receivables.  The annualized average yield was 6.31 percent for 2012, compared with 6.53 percent in 2011.

Operating lease revenue for 2012 was $860 million, a decrease of $10 million from 2011. The decrease in operating lease revenue was due to a $49 million unfavorable impact from lower average financing rates on operating leases, partially offset by a $39 million favorable impact from higher average earning assets (operating leases at constant rates).

Other revenue, net, items were as follows:

(Millions of dollars)
	2012	2011
Finance receivable and operating lease fees (including late charges)	$70	$68
Fees on committed credit facility extended to Caterpillar	41	40
Interest income on Notes Receivable from Caterpillar	21	16
Net gain on returned or repossessed equipment	—	33
Miscellaneous other revenue, net	24	28
Total Other revenue, net	$156	$185

EXPENSES
Interest expense for 2012 was $801 million, a decrease of $26 million from 2011.  This decrease was primarily due to a reduction of 47 basis points in the average cost of borrowing to 2.93 percent for 2012, down from 3.40 percent for 2011, partially offset by the impact of a 12 percent increase in average borrowings.

Depreciation expense on equipment leased to others was $688 million, down $2 million from 2011.

General, operating and administrative expenses were $416 million for 2012, compared with $405 million for 2011.  The increase was primarily due to increases in labor costs. There were 1,745 full-time employees as of December 31, 2012, compared with 1,670 as of December 31, 2011.

The Provision for credit losses was $161 million for 2012, down $15 million from 2011 due to an $11 million decrease in the provision expense related to finance receivables (a result of a decrease in write-offs, net of recoveries, partially offset by the impact of an increase in the allowance rate and portfolio growth) and a $4 million decrease in the provision expense for miscellaneous receivables.  The Allowance for credit losses as of December 31, 2012 was 1.49 percent of net finance receivables compared with 1.47 percent as of December 31, 2011.  See Note 2B of Notes to Consolidated Financial Statements for further discussion.

Other expenses were $29 million for 2012, compared with $34 million for 2011.

Other income (expense) items were as follows:

(Millions of dollars)
	2012	2011
Net gain (loss) from interest rate derivatives	$15	$(7)
Net currency exchange loss, including forward points	(22)	(5)
Other miscellaneous income	—	3
Total Other income (expense)	$(7)	$(9)

The Provision for income taxes was $148 million for 2012, compared with $111 million for 2011.  The Provision for income taxes reflects an annual tax rate of 25 percent for both 2012 and 2011. The 2011 Provision for income taxes included a $15 million benefit related to prior years. See Note 1B of Notes to Consolidated Financial Statements for further discussion.

PROFIT
As a result of the performance discussed above, we had profit of $432 million for 2012, an increase of $54 million, or 14 percent, from 2011.

REVIEW OF CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

ASSETS
Total assets were $34.74 billion as of December 31, 2012, an increase of $4.63 billion, or 15 percent, from December 31, 2011, primarily due to an increase in net finance receivables and an increase in our cash position.

During 2012, new retail financing was $13.96 billion, an increase of $2.63 billion, or 23 percent, from 2011. The increase was a result of growth across all operating segments, with the largest increases occurring in our Europe and Caterpillar Power Finance, Asia/Pacific and Mining operating segments.

Total Off-Balance Sheet Managed Assets
We manage and service receivables and leases that have been sold to third parties with limited or no recourse to us to mitigate the concentration of credit risk with certain customers.  These receivables/leases are not available to pay our creditors.

Off-balance sheet managed assets as of December 31, were as follows:

(Millions of dollars)
	2012	2011
Retail finance leases	$116	$133
Retail installment sale contracts	66	48
Operating leases	60	15
Retail notes receivable	49	39
Total off-balance sheet managed assets	$291	$235

TOTAL PAST DUE FINANCE AND RENTS RECEIVABLE
During 2012, our overall portfolio quality reflected continued improvement. At the end of 2012, past dues were 2.26 percent compared with 2.80 percent at the end of the third quarter of 2012 and 2.89 percent at the end of 2011. Write-offs, net of recoveries, were $102 million for the full-year 2012, compared with $158 million for 2011. Full-year 2012 write-offs, net of recoveries, were 0.42 percent of average annual retail portfolio, compared with 0.70 percent in 2011.

FOURTH QUARTER 2012 VS. FOURTH QUARTER 2011

CONSOLIDATED STATEMENTS OF PROFIT
(Dollars in Millions)

	Three Months Ended December 31,
	2012	2011
Revenues:
Retail finance	$347	$325
Operating lease	212	212
Wholesale finance	83	78
Other, net	37	47
Total revenues	679	662

Expenses:
Interest	198	203
Depreciation on equipment leased to others	173	170
General, operating and administrative	108	114
Provision for credit losses	69	52
Other	9	8
Total expenses	557	547

Other income (expense)	2	(4)

Profit before income taxes	124	111

Provision for income taxes	22	13

Profit of consolidated companies	102	98

Less: Profit attributable to noncontrolling interests	3	3

Profit[1]	$99	$95

1 Profit attributable to Caterpillar Financial Services Corporation.

REVIEW OF CONSOLIDATED STATEMENTS OF PROFIT

THREE MONTHS ENDED DECEMBER 31, 2012 VS. THREE MONTHS ENDED DECEMBER 31, 2011

REVENUES
Retail and wholesale revenue for the fourth quarter of 2012 was $430 million, an increase of $27 million from the same period in 2011.  The increase was due to a $52 million favorable impact from higher average earning assets (finance receivables at constant interest rates), partially offset by a $25 million unfavorable impact from lower interest rates on new and existing retail and wholesale receivables.  The annualized average yield was 6.15 percent for the fourth quarter of 2012, compared with 6.53 percent for the fourth quarter of 2011.

Operating lease revenue was $212 million for both the fourth quarter of 2012 and 2011.  The $24 million favorable impact from higher average earning assets (operating leases at constant rates) was offset by a $24 million unfavorable impact from lower average financing rates on operating leases.

Other revenue, net, items were as follows:

(Millions of dollars)	Three Months Ended December 31,
	2012	2011
Finance receivable and operating lease fees (including late charges)	$17	$16
Fees on committed credit facility extended to Caterpillar	11	10
Interest income on Notes Receivable from Caterpillar	5	5
Net gain (loss) on returned or repossessed equipment	(2)	10
Miscellaneous other revenue, net	6	6
Total Other revenue, net	$37	$47

EXPENSES
Interest expense for the fourth quarter of 2012 was $198 million, a decrease of $5 million from the same period in 2011.  This decrease was primarily due to a reduction of 49 basis points in the average cost of borrowing to 2.71 percent for 2012, down from 3.20 percent for 2011, partially offset by the impact of a 16 percent increase in average borrowings.

Depreciation expense on equipment leased to others was $173 million, up $3 million from the fourth quarter of 2011.

General, operating and administrative expenses were $108 million for the fourth quarter of 2012, compared with $114 million for the same period in 2011.  The decrease was primarily due to lower incentive compensation expense. There were 1,745 full-time employees as of December 31, 2012, compared with 1,670 as of December 31, 2011.

The Provision for credit losses was $69 million for the fourth quarter of 2012, up $17 million from the fourth quarter of 2011 due to a $20 million increase in the provision expense related to finance receivables (a result of the impact of an increase in the allowance rate and an increase in write-offs, net of recoveries), partially offset by a $3 million decrease in the provision expense for miscellaneous receivables.  The Allowance for credit losses as of December 31, 2012 was 1.49 percent of net finance receivables compared with 1.47 percent as of December 31, 2011.  See Note 2B of Notes to Consolidated Financial Statements for further discussion.

Other expenses were $9 million for the fourth quarter of 2012, compared with $8 million for the fourth quarter of 2011.

Other income (expense) items were as follows:

(Millions of dollars)	Three Months Ended December 31,
	2012	2011
Net gain from interest rate derivatives	$5	$—
Net currency exchange loss, including forward points	(3)	(4)
Total Other income (expense)	$2	$(4)

The Provision for income taxes was $22 million for the fourth quarter of 2012, compared with $13 million for the fourth quarter of 2011.  The Provision for income taxes in the fourth quarter reflects an annual tax rate of 25 percent for both 2012 and 2011.  The 2011 fourth-quarter Provision for income taxes included an $18 million benefit related to prior years.

PROFIT
As a result of the performance discussed above, we had profit of $99 million for the fourth quarter of 2012, an increase of $4 million, or 4 percent, from the fourth quarter of 2011.

2011 VS. 2010

REVENUES
Retail and wholesale revenue for 2011 was $1.59 billion, an increase of $65 million from 2010.  The increase was due to a $101 million favorable impact from higher average earning assets (finance receivables at constant interest rates), partially offset by a $36 million unfavorable impact from lower interest rates on new and existing retail and wholesale receivables.  The annualized average yield was 6.53 percent for 2011, compared with 6.68 percent in 2010.

Operating lease revenue for 2011 was $870 million, a decrease of $15 million from 2010. The decrease in operating lease revenue was due to a $35 million unfavorable impact from lower average earning assets (operating leases at constant rates), partially offset by a $20 million favorable impact from higher average financing rates on operating leases.

Other revenue, net, items were as follows:

(Millions of dollars)
	2011	2010
Finance receivable and operating lease fees (including late charges)	$68	$72
Fees on committed credit facility extended to Caterpillar	40	—
Net gain (loss) on returned or repossessed equipment	33	(16)
Interest income on Notes Receivable from Caterpillar	16	73
Miscellaneous other revenue, net	28	13
Total Other revenue, net	$185	$142

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

General, operating and administrative expenses were $405 million for 2011, compared with $351 million for 2010.  The increase was due to increases in labor costs and other operating expenses.  There were 1,670 full-time employees as of December 31, 2011, compared with 1,572 as of December 31, 2010.

The Provision for credit losses was $176 million for 2011, down $37 million from 2010 due to a $35 million decrease in the provision expense related to finance receivables as a result of improved portfolio health, partially offset by the impact of portfolio growth and a $2 million decrease in the provision expense for miscellaneous receivables.  The Allowance for credit losses as of December 31, 2011 was 1.47 percent of net finance receivables compared with 1.57 percent as of December 31, 2010.  See Note 2B of Notes to Consolidated Financial Statements for further discussion.

Other expenses were $34 million for 2011, compared with $54 million for 2010.  The decrease was primarily attributable to fewer repossessions.

Other income (expense) items were as follows:

(Millions of dollars)
	2011	2010
Net gain (loss) from interest rate derivatives	$(7)	$10
Net currency exchange loss, including forward points	(5)	(8)
Other miscellaneous income	3	—
Total Other income (expense)	$(9)	$2

The Provision for income taxes was $111 million for 2011, compared with $40 million for 2010.  The Provision for income taxes for 2011 reflects an annual tax rate of 25 percent compared with 19 percent in 2010. The 2011 tax rate was reduced by a benefit of $15 million related to prior years, while the 2010 tax rate was reduced by a benefit of $22 million related to prior years. The annual tax rate increased during 2011 primarily due to changes in our geographic mix of pre-tax profits. See Note 1B of Notes to Consolidated Financial Statements for further discussion.

PROFIT
As a result of the performance discussed above, we had profit of $378 million for 2011, up $100 million, or 36 percent, from 2010.

REVIEW OF CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

ASSETS
Total assets were $30.11 billion as of December 31, 2011, an increase of $1.36 billion, or 5 percent, from December 31, 2010, principally due to an increase in net finance receivables, partially offset by a decrease in cash and cash equivalents.

During 2011, new retail financing was $11.32 billion, an increase of $1.9 billion, or 20 percent, from 2010. The increase was primarily related to growth in our Mining, Asia/Pacific and North America operating segments.

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

TOTAL PAST DUE FINANCE AND RENTS RECEIVABLE
During 2011, our overall portfolio quality reflected continued improvement. At the end of 2011, past dues were 2.89 percent, down from 3.54 percent at the end of the third quarter of 2011 and 3.87 percent at the end of 2010.  Write-offs, net of recoveries, were $158 million for the full-year 2011, compared with $237 million for 2010. Full-year 2011 write-offs, net of recoveries, were 0.70 percent of average annual retail portfolio, compared with 1.04 percent in 2010.

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity provide us with the ability to meet our financial obligations on a timely basis.  Maintaining and managing adequate capital and liquidity resources includes management of funding sources and their utilization based on current, future and contingent needs.  Our cash balances are held in numerous locations throughout the world. We expect to meet our United States funding needs without repatriating undistributed profits that are indefinitely reinvested outside the United States. We do not generate material funding through structured finance transactions.

In the event that we, or any of our debt securities, experience a credit rating downgrade it would likely result in an increase in our borrowing costs and make access to certain credit markets more difficult.  In the event economic conditions deteriorate such that access to debt markets becomes unavailable, we would rely on cash flows from our existing portfolio, utilization of existing cash balances, access to our revolving credit facilities and our other credit facilities and potential borrowings from Caterpillar.  In addition, Caterpillar maintains a support agreement with us, which requires Caterpillar to remain as our sole owner and which may, under certain circumstances, require Caterpillar to make payments to us should we fail to maintain certain financial ratios.

BORROWINGS
Borrowings consist primarily of medium-term notes, commercial paper, bank borrowings and variable denomination floating rate demand notes, the combination of which is used to manage interest rate risk and funding requirements.  (Please refer to Notes 5, 6, 7 and 8 of Notes to Consolidated Financial Statements for additional discussion.)

Total borrowings outstanding as of December 31, 2012, were $29.94 billion, an increase of $4.41 billion over December 31, 2011, due to increasing portfolio balances and to provide for increased liquidity.  Outstanding borrowings as of December 31 were as follows:

(Millions of dollars)
	2012	2011
Medium-term notes, net of unamortized discount	$23,475	$20,048
Commercial paper, net of unamortized discount	3,654	2,818
Bank borrowings – long-term	1,602	1,583
Bank borrowings – short-term	418	527
Variable denomination floating rate demand notes	579	550
Notes payable to Caterpillar	208	—
Total outstanding borrowings	$29,936	$25,526

Medium-term notes
We issue medium-term unsecured notes through securities dealers or underwriters in the U.S., Canada, Europe, Australia, Japan, Hong Kong, Argentina and Mexico to both retail and institutional investors.  These notes are offered in several currencies and with a variety of maturities.  These notes are senior unsecured obligations of the Company.  Medium-term notes outstanding as of December 31, 2012, mature as follows:

(Millions of dollars)
2013	$5,439
2014	5,978
2015	4,408
2016	1,911
2017	2,639
Thereafter	3,100
Total	$23,475

Medium-term notes issued totaled $8.03 billion and redeemed totaled $4.51 billion for the year ended December 31, 2012.

Commercial paper
We issue unsecured commercial paper in the U.S., Europe and other international capital markets.  These short-term promissory notes are issued on a discounted basis and are payable at maturity.

Revolving credit facilities
We have three global credit facilities with a syndicate of banks totaling $10.00 billion (Credit Facility) available in the aggregate to both Caterpillar and us for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of December 31, 2012 was $7.25 billion.

•	The 364-day facility of $3.00 billion (of which $2.18 billion is available to us) expires in September 2013.

•	The 2010 four-year facility, as amended, of $2.60 billion (of which $1.88 billion is available to us) expires in September 2015.

•	The 2011 five-year facility, as amended, of $4.40 billion (of which $3.19 billion is available to us) expires in September 2017.

At December 31, 2012, Caterpillar’s consolidated net worth was $24.50 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined in the Credit Facility as the consolidated stockholder’s equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income/(loss).

At December 31, 2012, our covenant interest coverage ratio was 1.70 to 1.  This is above the 1.15 to 1 minimum ratio calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at December 31, 2012, our six-month covenant leverage ratio was 8.70 to 1 and our year-end covenant leverage ratio was 8.74 to 1.  This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event that either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the bank group may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings.  At December 31, 2012, there were no borrowings under the Credit Facility.

Bank borrowings
Credit lines with banks as of December 31, 2012 totaled $4.40 billion.  These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements.  The remaining available credit commitments may be withdrawn any time at the lenders' discretion.  As of December 31, 2012, we had $2.02 billion outstanding against these credit lines compared with $2.11 billion as of December 31, 2011, and were in compliance with all debt covenants under these credit lines.

Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction.  We do not hold reserves to fund the payment of the demand notes.  The notes are offered on a continuous basis by prospectus only.

Notes receivable from/payable to Caterpillar
Under our variable amount lending agreements and other notes receivable with Caterpillar, we may borrow up to $2.45 billion from Caterpillar, and Caterpillar may borrow up to $1.66 billion from us.  The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice.  We had notes receivable of $360 million and notes payable of $208 million outstanding under these agreements as of December 31, 2012, compared with notes receivable of $327 million as of December 31, 2011.

Committed credit facility
In addition, during the first quarter of 2011, we extended a $2 billion committed credit facility to Caterpillar, which expires in February 2019.  We receive a fee from Caterpillar based on amounts drawn under the credit facility and a commitment fee for the undrawn amounts under the credit facility.  At December 31, 2012, there were no borrowings under this credit facility.

OFF-BALANCE SHEET ARRANGEMENTS
We lease all of our facilities.  In addition, we have potential payment exposure for guarantees issued to third parties totaling $151 million as of December 31, 2012.  Please refer to Notes 9 and 13 of Notes to Consolidated Financial Statements for further information.

Transfers of receivables
Certain finance receivables and equipment on operating leases are sold to third parties with limited or no recourse to us to mitigate the concentration of credit risk with certain customers.  In 2012, we received $206 million of cash proceeds from the sale of such assets.

CONTRACTUAL OBLIGATIONS
We have committed cash outflow related to long-term debt, operating lease agreements and purchase obligations.  Minimum payments for these obligations are:

(Millions of dollars)
	2013	2014	2015	2016	2017	After 2017	Total
Long-term debt	$5,991	$6,559	$4,648	$2,027	$2,693	$3,159	$25,077
Operating leases	14	13	12	10	10	36	95
Purchase obligations(1)	23	1	—	—	—	—	24
Interest payable on long-term debt	627	447	307	253	195	226	2,055
Total contractual obligations	$6,655	$7,020	$4,967	$2,290	$2,898	$3,421	$27,251

(1)Represents short-term contractual obligations made in the ordinary course of business for contracted services at December 31, 2012.

These contractual obligations do not include unused commitments and lines of credit for dealers and customers discussed in Note 9 of Notes to Consolidated Financial Statements.

CASH FLOWS
The net cash provided by financing and operating activities was used primarily to fund continued growth in our finance receivable and operating lease portfolios. Operating cash flow for 2012 was $1.10 billion compared with $1.03 billion for 2011. Net cash used for investing activities in 2012 was $4.35 billion compared with $2.80 billion for 2011. The change is primarily due to more net cash used for finance receivables and capital expenditures for equipment on operating leases due to increased growth in the portfolio. Net cash provided by financing activities in 2012 was $4.25 billion compared with $1.24 billion in 2011. The change is primarily attributable to a net increase in debt in order to meet higher portfolio funding requirements and provide for increased liquidity and the net impact of our various lending arrangements with Caterpillar.

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

The Allowance for credit losses attributable to specific accounts is based on the most probable source of repayment, which is normally the liquidation of collateral.  In determining collateral value, we estimate the current fair market value of the collateral. In addition, consideration is given to credit enhancements such as additional collateral and contractual third-party guarantees in determining the Allowance for credit losses attributable to non-performing receivables. The Allowance for credit losses attributable to the remaining accounts is a general allowance based upon the risk in the portfolio primarily using probabilities of default and an estimate of associated losses.  In addition, qualitative factors not able to be fully captured in previous analysis including industry trends, macroeconomic factors and model imprecision are considered in the evaluation of the adequacy of the Allowance for credit losses.  These qualitative factors are subjective and require a degree of management judgment.

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

In order to properly manage our sensitivity to changes in interest rates, we measure the potential impact of different interest rate assumptions on pre-tax earnings.  All on-balance sheet positions, including derivative financial instruments, are included in the analysis.  The primary assumptions used in the analysis are that there are no new fixed rate assets or liabilities, the proportion of fixed rate debt to fixed rate assets remains unchanged and the level of floating rate assets and debt remains constant.  An analysis of the December 31, 2012 balance sheet, using these assumptions, estimates the impact of a 100 basis point immediate and sustained parallel rise in interest rates to have an adverse impact to pre-tax earnings of less than $1 million.  Last year, similar assumptions and calculations yielded a potential $9 million adverse impact on annual pre-tax earnings.

This analysis does not necessarily represent our current outlook of future market interest rate movement, nor does it consider any actions management could undertake in response to changes in interest rates.  Accordingly, no assurance can be given that actual results would be consistent with the results of our analysis.

Foreign exchange rate risk
In managing foreign currency risk, our objective is to minimize earnings volatility resulting from conversion and the remeasurement of net foreign currency balance sheet positions and related future transactions. Our policy allows the use of foreign currency forward, option and cross currency contracts to offset the risk of currency mismatch between our assets and liabilities and exchange rate risk associated with related future transactions. An analysis of the December 31, 2012 balance sheet estimates the impact of a 10 percent change in the value of the U.S. dollar relative to all other currencies, except the Chinese Yuan where a 2 percent change was used, to have an impact to pre-tax earnings of less than $1 million. The same analysis performed on the December 31, 2011 balance sheet resulted in an estimated $3 million impact on annual pre-tax earnings.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Exchange Act Rule 13a-15(e).  Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on our assessment we concluded that, as of December 31, 2012, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2012, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm.  Their report appears immediately following Management’s Report on Internal Control over Financial Reporting.

Changes in Internal Control Over Financial Reporting
During the fourth quarter, there have been no significant changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 14.	Principal Accounting Fees and Services.

As a wholly-owned subsidiary of Caterpillar Inc., our principal accounting fees and services are subject to Caterpillar Inc.’s Audit Committee pre-approval policies and procedures described in its Proxy Statement.  This Proxy Statement can be located at Caterpillar Inc.’s Internet site (www.caterpillar.com), under Investors, Financial Information, Proxy Statement.  Other than these policies and procedures, the information contained at that Internet site is not incorporated by reference in this filing.  During 2012, all services provided by the external auditor were pre-approved by Caterpillar’s Audit Committee in accordance with such policy.

Fees for professional services provided by our auditors include the following:

(Millions of dollars)
	2012	2011
Audit fees(1)	$3.9	$3.9
Audit-related fees(2)	.3	.2
Tax fees(3)	.5	.4
Total	$4.7	$4.5

 (1) "Audit fees" principally includes audit and review of financial statements (including internal control over financial reporting), statutory and subsidiary audits, SEC registration statements, comfort letters and consents.
 (2) "Audit-related fees" principally includes accounting consultations and pre- or post- implementation reviews of processes or systems.
(3) "Tax fees" include, among other things, statutory tax return preparation and review and advising on the impact of changes in local tax laws.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report.
	1	Financial Statements
		·	Management's Report on Internal Control Over Financial Reporting
		·	Report of Independent Registered Public Accounting Firm
		·	Consolidated Statements of Profit
		·	Consolidated Statements of Comprehensive Income
		·	Consolidated Statements of Financial Position
		·	Consolidated Statements of Changes in Stockholder’s Equity
		·	Consolidated Statements of Cash Flows
		·	Notes to Consolidated Financial Statements
(b)	Exhibits

3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3.1 to the Company’s Form 10 for the year ended December 31, 1984).
3.2	Bylaws of the Company, as amended (incorporated by reference from Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2005).
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

The registrant hereby undertakes upon request to furnish the Commission with a copy of any instrument with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis.

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

10.6
Amendment No. 2 to the 2010 Four-Year Credit Agreement among the Company, Caterpillar, Caterpillar Finance Corporation, Caterpillar International Finance Limited, the Banks named therein, the Local Currency Banks, the Japan Local Currency Banks, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Citibank International plc and Citibank, N.A. (incorporated by reference from Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed September 17, 2012).

10.7
364-Day Credit Agreement dated September 13, 2012 (2012 364-Day Credit Agreement) among the Company, Caterpillar, Caterpillar International Finance Limited, Caterpillar Finance Corporation, certain financial institutions named therein, Citibank, N.A., Citibank International plc, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed September 17, 2012).

10.8
Local Currency Addendum to the 2012 364-Day Credit Agreement among the Company, Caterpillar International Finance Limited, the Local Currency Banks named therein, Citibank, N.A. and Citibank International plc (incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed September 17, 2012).

10.9
Japan Local Currency Addendum to the 2012 364-Day Credit Agreement among the Company, Caterpillar Finance Corporation, the Japan Local Currency Banks named therein, Citibank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (incorporated by reference from Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed September 17, 2012).

10.10
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

10.12
Japan Local Currency Addendum to the 2011 Five-Year Credit Agreement among the Company, Caterpillar Finance Corporation, the Japan Local Currency Banks named therein, Citibank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (incorporated by reference from Exhibit 99.6 to the Company’s Current Report on Form 8-K, filed September 16, 2011).

10.13
Amendment No. 1 to the 2011 Five-Year Credit Agreement among the Company, Caterpillar, Caterpillar Finance Corporation, Caterpillar International Finance Limited, the Banks named therein, the Local Currency Banks, the Japan Local Currency Banks, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Citibank International plc and Citibank, N.A. (incorporated by reference from Exhibit 99.5 to the Company’s Current Report on Form 8-K, filed September 17, 2012).

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

Caterpillar Financial Services Corporation
(Registrant)

Date:	February 19, 2013	By:	/s/ J. Wesley Blumenshine
J. Wesley Blumenshine, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

February 19, 2013	/s/ Kent M. Adams	President, Director and Chief Executive Officer
Kent M. Adams

February 19, 2013	/s/ Bradley M. Halverson	Director
Bradley M. Halverson

February 19, 2013	/s/ James A. Duensing	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
James A. Duensing

February 19, 2013	/s/ Steven R. Elsesser	Controller (Principal Accounting Officer)
Steven R. Elsesser

EXHIBIT INDEX

3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3.1 to the Company’s Form 10 for the year ended December 31, 1984).
3.2	Bylaws of the Company, as amended (incorporated by reference from Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2005).
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

The registrant hereby undertakes upon request to furnish the Commission with a copy of any instrument with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis.

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

10.6
Amendment No. 2 to the 2010 Four-Year Credit Agreement among the Company, Caterpillar, Caterpillar Finance Corporation, Caterpillar International Finance Limited, the Banks named therein, the Local Currency Banks, the Japan Local Currency Banks, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Citibank International plc and Citibank, N.A. (incorporated by reference from Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed September 17, 2012).

10.7
364-Day Credit Agreement dated September 13, 2012 (2012 364-Day Credit Agreement) among the Company, Caterpillar, Caterpillar International Finance Limited, Caterpillar Finance Corporation, certain financial institutions named therein, Citibank, N.A., Citibank International plc, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed September 17, 2012).

10.8
Local Currency Addendum to the 2012 364-Day Credit Agreement among the Company, Caterpillar International Finance Limited, the Local Currency Banks named therein, Citibank, N.A. and Citibank International plc (incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed September 17, 2012).

10.9
Japan Local Currency Addendum to the 2012 364-Day Credit Agreement among the Company, Caterpillar Finance Corporation, the Japan Local Currency Banks named therein, Citibank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (incorporated by reference from Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed September 17, 2012).

10.10
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

10.12
Japan Local Currency Addendum to the 2011 Five-Year Credit Agreement among the Company, Caterpillar Finance Corporation, the Japan Local Currency Banks named therein, Citibank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (incorporated by reference from Exhibit 99.6 to the Company’s Current Report on Form 8-K, filed September 16, 2011).

10.13
Amendment No. 1 to the 2011 Five-Year Credit Agreement among the Company, Caterpillar, Caterpillar Finance Corporation, Caterpillar International Finance Limited, the Banks named therein, the Local Currency Banks, the Japan Local Currency Banks, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Citibank International plc and Citibank, N.A. (incorporated by reference from Exhibit 99.5 to the Company’s Current Report on Form 8-K, filed September 17, 2012).

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on our assessment we concluded that, as of December 31, 2012, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2012, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm.  Their report appears immediately following Management’s Report on Internal Control Over Financial Reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of Caterpillar Financial Services Corporation:

In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of profit, comprehensive income, changes in stockholder's equity and cash flows present fairly, in all material respects, the financial position of Caterpillar Financial Services Corporation and its subsidiaries (the "Company") at December 31, 2012, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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
February 19, 2013

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF PROFIT
For the Years Ended December 31,
(Dollars in Millions)

	2012	2011	2010
Revenues:
Retail finance	$1,342	$1,291	$1,320
Operating lease	860	870	885
Wholesale finance	335	299	205
Other, net	156	185	142
Total revenues	2,693	2,645	2,552

Expenses:
Interest	801	827	917
Depreciation on equipment leased to others	688	690	690
General, operating and administrative	416	405	351
Provision for credit losses	161	176	213
Other	29	34	54
Total expenses	2,095	2,132	2,225

Other income (expense)	(7)	(9)	2

Profit before income taxes	591	504	329

Provision for income taxes	148	111	40

Profit of consolidated companies	443	393	289

Less: Profit attributable to noncontrolling interests	11	15	11

Profit[1]	$432	$378	$278

 1 Profit attributable to Caterpillar Financial Services Corporation.

See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31,
(Dollars in Millions)

	2012	2011	2010

Profit of consolidated companies	$443	$393	$289

Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (expense)/benefit of: 2012-$19; 2011-$(24); 2010-$(73)	62	(105)	(75)
Derivative financial instruments:
Gains (losses) deferred, net of tax (expense)/benefit of: 2012-$-; 2011-$-; 2010-$1	1	(1)	(6)
(Gains) losses reclassified to earnings, net of tax (expense)/benefit of: 2012-$1; 2011-$(3); 2010-$(16)	(3)	9	33
Total Other comprehensive income (loss), net of tax	60	(97)	(48)

Comprehensive income (loss)	503	296	241

Less: Comprehensive income attributable to the noncontrolling interests	11	12	13

Comprehensive income (loss) attributable to Caterpillar Financial Services Corporation	$492	$284	$228

See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
At December 31,
(Dollars in Millions, except share data)

	2012	2011	2010
Assets:
Cash and cash equivalents	$2,080	$1,176	$1,676
Finance receivables (Note 2)
Retail notes receivable	11,111	8,840	8,352
Wholesale notes receivable	4,238	4,368	2,783
Finance leases and installment sale contracts – Retail	13,589	12,436	12,481
Finance leases and installment sale contracts – Wholesale	643	425	459
	29,581	26,069	24,075
Less: Unearned income	(998)	(944)	(969)
Less: Allowance for credit losses	(426)	(369)	(363)
Total net finance receivables	28,157	24,756	22,743

Notes receivable from Caterpillar (Note 12)	360	327	278
Equipment on operating leases,
less accumulated depreciation (Note 3)	2,959	2,611	2,711
Deferred and refundable income taxes (Note 10)	115	159	202
Other assets	1,071	1,083	1,142
Total assets	$34,742	$30,112	$28,752

Liabilities and stockholder’s equity:
Payable to dealers and others	$109	$100	$105
Payable to Caterpillar – other	85	67	54
Accrued expenses	267	292	303
Income taxes payable	70	60	90
Payable to Caterpillar – borrowings (Note 12)	208	—	600
Short-term borrowings (Note 6)	4,651	3,895	3,852
Current maturities of long-term debt (Note 7)	5,991	5,102	3,430
Long-term debt (Note 7)	19,086	16,529	15,932
Deferred income taxes and other liabilities (Note 10)	552	597	605
Total liabilities	31,019	26,642	24,971

Commitments and contingent liabilities (Note 9)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid-in amount)	745	745	745
Additional paid-in capital	2	2	2
Retained earnings	2,694	2,512	2,734
Accumulated other comprehensive income/(loss)	176	116	217
Noncontrolling interests	106	95	83
Total stockholder’s equity	3,723	3,470	3,781

Total liabilities and stockholder’s equity	$34,742	$30,112	$28,752

 See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
For the Years Ended December 31,
(Dollars in Millions)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Noncontrolling interests	Total
Balance at December 31, 2009	$745	$2	$3,062	$264	$70	$4,143
Adjustment to adopt consolidation of variable-interest entities			(6)	3	—	(3)
Balance at January 1, 2010	$745	$2	$3,056	$267	$70	$4,140
Profit of consolidated companies			278		11	289
Dividend paid to Cat Inc.			(600)			(600)
Foreign currency translation, net of tax				(77)	2	(75)
Derivative financial instruments, net of tax				27		27
Balance at December 31, 2010	$745	$2	$2,734	$217	$83	$3,781

Balance at December 31, 2010	$745	$2	$2,734	$217	$83	$3,781
Profit of consolidated companies			378		15	393
Dividend paid to Cat Inc.			(600)			(600)
Foreign currency translation, net of tax				(109)	4	(105)
Change in ownership for noncontrolling interests					(7)	(7)
Derivative financial instruments, net of tax				8		8
Balance at December 31, 2011	$745	$2	$2,512	$116	$95	$3,470

Balance at December 31, 2011	$745	$2	$2,512	$116	$95	$3,470
Profit of consolidated companies			432		11	443
Dividend paid to Cat Inc.			(250)			(250)
Foreign currency translation, net of tax				62	—	62
Derivative financial instruments, net of tax				(2)		(2)
Balance at December 31, 2012	$745	$2	$2,694	$176	$106	$3,723

See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
 (Dollars in Millions)

	2012	2011	2010
Cash flows from operating activities:
Profit of consolidated companies	$443	$393	$289
Adjustments for non-cash items:
Depreciation and amortization	707	710	715
Amortization of receivables purchase discount	(241)	(212)	(139)
Provision for credit losses	161	176	213
Gain on sales of receivables	(3)	(4)	—
Other, net	(4)	(66)	(189)
Changes in assets and liabilities:
Receivables from others	(22)	16	44
Other receivables/payables with Caterpillar	15	(8)	20
Payable to dealers and others	(34)	2	(16)
Accrued interest payable	44	36	24
Accrued expenses and other liabilities, net	(15)	(49)	4
Income taxes payable	48	34	(80)
Payments on interest rate swaps	(4)	(2)	(1)
Net cash provided by operating activities	1,095	1,026	884
Cash flows from investing activities:
Capital expenditures for equipment on operating leases and other capital expenditures	(1,660)	(1,190)	(959)
Proceeds from disposals of equipment	875	1,161	1,383
Additions to finance receivables	(18,754)	(17,058)	(11,807)
Collections of finance receivables	14,789	15,259	11,999
Net changes in Caterpillar purchased receivables	250	(1,164)	(590)
Proceeds from sales of receivables	144	207	16
Net change in variable lending to Caterpillar	(32)	55	(43)
Additions to other notes receivable with Caterpillar	(107)	(184)	(136)
Collections on other notes receivable with Caterpillar	103	77	1,005
Restricted cash and cash equivalents activity, net	45	27	74
Other, net	(4)	6	29
Net cash (used in) provided by investing activities	(4,351)	(2,804)	971
Cash flows from financing activities:
Net change in variable lending from Caterpillar	203	—	(26)
Proceeds from borrowings with Caterpillar	—	—	600
Payments on borrowings with Caterpillar	—	(600)	—
Proceeds from debt issued (original maturities greater than three months)	13,806	10,873	8,108
Payments on debt issued (original maturities greater than three months)	(9,987)	(8,324)	(11,104)
Short-term borrowings, net (original maturities three months or less)	475	(103)	369
Dividend paid to Caterpillar	(250)	(600)	(600)
Acquisition of noncontrolling interest	—	(7)	—
Net cash provided by (used in) financing activities	4,247	1,239	(2,653)
Effect of exchange rate changes on cash and cash equivalents	(87)	39	(62)
Increase/(decrease) in cash and cash equivalents	904	(500)	(860)
Cash and cash equivalents at beginning of period	1,176	1,676	2,536
Cash and cash equivalents at end of period	$2,080	$1,176	$1,676
Cash paid for interest	$797	$823	$917
Cash paid for taxes	$101	$96	$72
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

We consolidate all variable-interest entities (VIEs) where we are the primary beneficiary.  For VIEs, we assess whether we are the primary beneficiary as prescribed by the accounting guidance on the consolidation of VIEs.  The primary beneficiary of a VIE is the party that has the power to direct the activities that most significantly impact the performance of the entity and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entity.  We adopted the consolidation of variable-interest entities guidance issued in June 2009 effective January 1, 2010.  Please refer to Note 9 for more information.

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

The Provision for income taxes for the year ended 2011 has been reduced by $15 million for the cumulative correction of immaterial errors in deferred taxes related to prior periods.  Based upon our evaluation of relevant factors related to this matter, we concluded that the uncorrected adjustments in our previously issued consolidated financial statements for any of the periods affected are immaterial and that the impact of recording the cumulative correction in 2011 was not material to our earnings for the full year ending December 31, 2011.

C. Recognition of earned income

•
Retail finance revenue on finance leases and installment sale contracts is recognized over the term of the contract at a constant rate of return on the scheduled outstanding principal balance.  Revenue on retail notes is recognized based on the daily balance of retail receivables outstanding and the applicable effective interest rate.

•	Operating lease revenue is recorded on a straight-line basis in the period earned over the life of the contract.

•
Wholesale finance revenue on installment sale contracts and finance leases related to financing dealer inventory and rental fleets is recognized over the term of the contract at a constant rate of return on the scheduled outstanding principal balance.  Revenue on wholesale notes is recognized based on the daily balance of wholesale receivables outstanding and the applicable effective interest rate.

•	Loan origination and commitment fees are deferred and amortized to revenue using the interest method over the life of the finance receivables.

Recognition of income is suspended when management determines that collection of future income is not probable (generally after 120 days past due except in locations where local regulatory requirements dictate a different method, or instances in which relevant information is known that warrants placing the loan or finance lease on non-accrual status).  Accrual is resumed, and previously suspended income is recognized, when the receivable becomes contractually current and/or collection doubts are removed.  Cash receipts on impaired finance receivables are first recorded against the receivable and then to any unrecognized income.  A finance receivable is considered impaired, based on current information and events, if it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan or finance lease. We consider a loan or finance lease past due if any portion of a contractual payment is due and unpaid for more than 30 days.

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

G. Derivative financial instruments

Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates and interest rates.  Our Risk Management Policy allows for the use of derivative financial instruments to prudently manage foreign currency exchange rate and interest rate exposures and not for the purpose of creating speculative positions.  Derivatives that we use are primarily foreign currency forward and option contracts, cross currency contracts and interest rate swaps.  All derivatives are recorded at fair value.  See Note 8 for additional information.

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

K. Use of estimates in the preparation of financial statements

The preparation of financial statements, in conformity with generally accepted accounting principles in the United States of America, requires management to make estimates and assumptions that affect the reported amounts.  Significant estimates include the Allowance for credit losses, residual values for leased assets, income taxes and the assumptions used to determine the fair value of derivatives. Actual results may differ from these estimates.

L. New accounting pronouncements

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

Disclosures about offsetting assets and liabilities – In December 2011, the FASB issued accounting guidance on disclosures about offsetting assets and liabilities. The guidance requires entities to disclose both gross and net information about instruments and transactions that are offset in the statement of financial position, as well as instruments and transactions that are subject to an enforceable master netting arrangement or similar agreement. In January 2013, the FASB issued guidance clarifying the scope of the disclosures to apply only to derivatives, including bifurcated embedded derivatives, repurchase and reverse repurchase agreements, and securities lending and securities borrowing transactions. This guidance is effective January 1, 2013, with retrospective application required. We do not expect the adoption to have a material impact on our financial statements.

Reporting of amounts reclassified out of accumulated other comprehensive income – In February 2013, the FASB issued accounting guidance on the reporting of reclassifications out of accumulated other comprehensive income.  The guidance requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount is reclassified to net income in its entirety in the same reporting period.  For other amounts not required to be reclassified in their entirety to net income in the same reporting period, a cross reference to other disclosures that provide additional detail about the reclassification amounts is required.  This guidance is effective January 1, 2013.  We do not expect the adoption to have a material impact on our financial statements.

M. Accumulated other comprehensive income/(loss)

Comprehensive income/(loss) and its components are presented in the Consolidated Statements of Comprehensive Income.  Accumulated other comprehensive income/(loss), net of tax, included in the Consolidated Statements of Changes in Stockholder's Equity, consisted of the following as of:

(Millions of dollars)
	December 31,
	2012	2011	2010
Foreign currency translation	$184	$122	$231
Derivative financial instruments	(8)	(6)	(14)
Total Accumulated other comprehensive income/(loss)	$176	$116	$217

NOTE 2 – FINANCING ACTIVITIES

A. Contractual Maturities of Finance Receivables

The contractual maturities and future scheduled payments of outstanding receivables, as of December 31, 2012, were:

(Millions of dollars)
Amounts due in	Retail Installment Sale Contracts	Wholesale Installment Sale Contracts	Retail Finance Leases	Wholesale Finance Leases	Retail Notes	Wholesale Notes	Total
2013	$1,931	$286	$3,239	$103	$4,069	$3,873	$13,501
2014	1,440	13	2,180	66	1,837	166	5,702
2015	961	8	1,252	48	1,715	180	4,164
2016	491	3	618	25	1,175	13	2,325
2017	183	—	249	6	1,454	6	1,898
Thereafter	31	—	125	—	861	—	1,017
	5,037	310	7,663	248	11,111	4,238	28,607
Guaranteed residual value	—	—	420	57	—	—	477
Unguaranteed residual value	—	—	469	28	—	—	497
Less: Unearned income	(74)	—	(772)	(25)	(87)	(40)	(998)
Total	$4,963	$310	$7,780	$308	$11,024	$4,198	$28,583
Less: Allowance for credit losses							(426)
Total net finance receivables							$28,157

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

Impaired loans and finance leases
For all classes, a loan or finance lease is considered impaired, based on current information and events, if it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan or finance lease.  Loans and finance leases reviewed for impairment include loans and finance leases that are past due, non-performing or in bankruptcy. Recognition of income is suspended and the loan or finance lease is placed on non-accrual status when management determines that collection of future income is not probable (generally after 120 days past due except in locations where local regulatory requirements dictate a different method, or instances in which relevant information is known that warrants placing the loan or finance lease on non-accrual status).  Accrual is resumed, and previously suspended income is recognized, when the loan or finance lease becomes contractually current and/or collection doubts are removed. Cash receipts on impaired loans or finance leases are recorded against the receivable and then to any unrecognized income.

There were no impaired loans or finance leases as of December 31, 2012, 2011 and 2010, for the Dealer and Caterpillar Purchased Receivables portfolio segments.  The average recorded investment for impaired loans and finance leases for the Caterpillar Purchased Receivables portfolio segment was zero during 2012, 2011 and 2010.  The average recorded investment for impaired loans and finance leases for the Dealer portfolio segment was zero during 2012 and 2011 and $19 million during 2010, all of which was in the Europe finance receivable class.

Individually impaired loans and finance leases for customers were as follows:

(Millions of dollars)
	As of December 31, 2012			As of December 31, 2011
Impaired Loans and Finance Leases With No Allowance Recorded	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment(1)	Unpaid Principal Balance(1)	Related Allowance
Customer
North America	$28	$27	$—	$83	$80	$—
Europe	45	45	—	47	46	—
Asia/Pacific	2	2	—	4	4	—
Mining	1	1	—	8	8	—
Latin America	7	7	—	9	9	—
Caterpillar Power Finance	295	295	—	175	170	—
Total	$378	$377	$—	$326	$317	$—
Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$47	$43	$10	$69	$64	$15
Europe	40	37	14	36	33	12
Asia/Pacific	35	35	8	13	13	3
Mining	23	23	5	13	13	4
Latin America	43	43	12	25	25	6
Caterpillar Power Finance	116	112	24	93	92	16
Total	$304	$293	$73	$249	$240	$56
Total Impaired Loans and Finance Leases
Customer
North America	$75	$70	$10	$152	$144	$15
Europe	85	82	14	83	79	12
Asia/Pacific	37	37	8	17	17	3
Mining	24	24	5	21	21	4
Latin America	50	50	12	34	34	6
Caterpillar Power Finance	411	407	24	268	262	16
Total	$682	$670	$73	$575	$557	$56

(1) Amounts previously disclosed have been revised due to immaterial errors.

(Millions of dollars)
	As of December 31, 2010
Impaired Loans and Finance Leases With No Allowance Recorded	Recorded Investment	Unpaid Principal Balance	Related Allowance
Customer
North America	$87	$87	$—
Europe	6	4	—
Asia/Pacific	5	5	—
Mining	8	8	—
Latin America	3	3	—
Caterpillar Power Finance	174	174	—
Total	$283	$281	$—
Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$191	$185	$44
Europe	62	57	15
Asia/Pacific	27	27	7
Mining	—	—	—
Latin America	44	43	9
Caterpillar Power Finance	34	33	4
Total	$358	$345	$79
Total Impaired Loans and Finance Leases
Customer
North America	$278	$272	$44
Europe	68	61	15
Asia/Pacific	32	32	7
Mining	8	8	—
Latin America	47	46	9
Caterpillar Power Finance	208	207	4
Total	$641	$626	$79

(Millions of dollars)
	Year Ended December 31, 2012		Year Ended December 31, 2011		Year Ended December 31, 2010
Impaired Loans and Finance Leases With No Allowance Recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment(1)	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Customer
North America	$50	$3	$91	$4	$39	$2
Europe	45	1	11	—	7	—
Asia/Pacific	3	—	5	—	6	—
Mining	8	—	8	1	3	—
Latin America	6	—	9	1	5	—
Caterpillar Power Finance	220	2	221	6	92	—
Total	$332	$6	$345	$12	$152	$2

Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$58	$1	$142	$5	$271	$11
Europe	43	2	50	2	85	4
Asia/Pacific	27	2	17	1	34	3
Mining	38	2	6	—	6	—
Latin America	43	2	39	2	39	3
Caterpillar Power Finance	99	—	83	—	17	—
Total	$308	$9	$337	$10	$452	$21

Total Impaired Loans and Finance Leases
Customer
North America	$108	$4	$233	$9	$310	$13
Europe	88	3	61	2	92	4
Asia/Pacific	30	2	22	1	40	3
Mining	46	2	14	1	9	—
Latin America	49	2	48	3	44	3
Caterpillar Power Finance	319	2	304	6	109	—
Total	$640	$15	$682	$22	$604	$23

(1) Amounts previously disclosed have been revised due to immaterial errors.

Non-accrual and past due loans and finance leases
For all classes, we consider a loan or finance lease past due if any portion of a contractual payment is due and unpaid for more than 30 days.  Recognition of income is suspended and the loan or finance lease is placed on non-accrual status when management determines that collection of future income is not probable (generally after 120 days past due except in locations where local regulatory requirements dictate a different method, or in instances in which relevant information is known that warrants placing the loan or finance lease on non-accrual status).  Accrual is resumed, and previously suspended income is recognized, when the loan or finance lease becomes contractually current and/or collection doubts are removed.

As of December 31, 2012, 2011 and 2010, there were no loans or finance leases on non-accrual status for the Dealer or Caterpillar Purchased Receivables portfolio segments.

The investment in customer loans and finance leases on non-accrual status as of December 31, was as follows:

(Millions of dollars)
	2012	2011	2010
Customer
North America	$59	$112	$217
Europe	38	58	89
Asia/Pacific	36	24	24
Mining	12	12	7
Latin America	148	108	139
Caterpillar Power Finance	220	158	163
Total	$513	$472	$639

Aging related to loans and finance leases was as follows:

(Millions of dollars)
	December 31, 2012
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$35	$8	$52	$95	$5,889	$5,984	$—
Europe	23	9	36	68	2,487	2,555	6
Asia/Pacific	53	19	54	126	3,354	3,480	18
Mining	—	1	12	13	1,960	1,973	—
Latin America	62	19	138	219	2,500	2,719	—
Caterpillar Power Finance	15	14	126	155	3,017	3,172	4
Dealer
North America	—	—	—	—	2,931	2,931	—
Europe	—	—	—	—	652	652	—
Asia/Pacific	—	—	—	—	945	945	—
Mining	—	—	—	—	1	1	—
Latin America	—	—	—	—	1,057	1,057	—
Caterpillar Power Finance	—	—	—	—	—	—	—
Caterpillar Purchased Receivables
North America	17	3	2	22	1,334	1,356	2
Europe	1	—	—	1	331	332	—
Asia/Pacific	—	—	—	—	868	868	—
Mining	—	—	—	—	—	—	—
Latin America	—	—	—	—	547	547	—
Caterpillar Power Finance	—	—	1	1	10	11	1
Total	$206	$73	$421	$700	$27,883	$28,583	$31

(Millions of dollars)
	December 31, 2011
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$75	$39	$111	$225	$5,448	$5,673	$9
Europe	27	11	57	95	2,129	2,224	10
Asia/Pacific	48	23	38	109	3,102	3,211	14
Mining	—	—	12	12	1,473	1,485	—
Latin America	32	15	99	146	2,339	2,485	—
Caterpillar Power Finance	14	16	125	155	2,765	2,920	25
Dealer
North America	—	—	2	2	2,412	2,414	2
Europe	—	—	—	—	334	334	—
Asia/Pacific	—	—	—	—	516	516	—
Mining	—	—	—	—	—	—	—
Latin America	—	—	—	—	709	709	—
Caterpillar Power Finance	—	—	—	—	—	—	—
Caterpillar Purchased Receivables
North America	25	4	6	35	1,801	1,836	6
Europe	3	—	—	3	399	402	—
Asia/Pacific	—	—	—	—	465	465	—
Mining	—	—	—	—	—	—	—
Latin America	—	—	—	—	422	422	—
Caterpillar Power Finance	—	—	—	—	29	29	—
Total	$224	$108	$450	$782	$24,343	$25,125	$66

(Millions of dollars)
	December 31, 2010
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$139	$44	$228	$411	$6,037	$6,448	$27
Europe	27	12	106	145	2,365	2,510	26
Asia/Pacific	63	17	37	117	2,537	2,654	12
Mining	—	—	—	—	875	875	—
Latin America	44	16	144	204	2,222	2,426	1
Caterpillar Power Finance	18	17	54	89	2,978	3,067	25
Dealer
North America	—	—	—	—	1,993	1,993	—
Europe	—	—	—	—	344	344	—
Asia/Pacific	—	—	—	—	296	296	—
Mining	—	—	—	—	—	—	—
Latin America	—	—	—	—	659	659	—
Caterpillar Power Finance	—	—	—	—	19	19	—
Caterpillar Purchased Receivables
North America	3	1	1	5	1,285	1,290	1
Europe	1	—	—	1	109	110	—
Asia/Pacific	—	—	—	—	204	204	—
Mining	—	—	—	—	11	11	—
Latin America	—	—	—	—	173	173	—
Caterpillar Power Finance	3	—	—	3	24	27	—
Total	$298	$107	$570	$975	$22,131	$23,106	$92

Allowance for credit losses

In estimating the Allowance for credit losses, we review loans and finance leases that are past due, non-performing or in bankruptcy. An analysis of the Allowance for credit losses was as follows:

(Millions of dollars)
	December 31, 2012
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$360	$6	$3	$369
Receivables written off	(149)	—	—	(149)
Recoveries on receivables previously written off	47	—	—	47
Provision for credit losses	157	3	—	160
Adjustment due to sale of receivables	(2)	—	—	(2)
Foreign currency translation adjustment	1	—	—	1
Balance at end of year	$414	$9	$3	$426

Individually evaluated for impairment	$73	$—	$—	$73
Collectively evaluated for impairment	341	9	3	353
Ending Balance	$414	$9	$3	$426

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$682	$—	$—	$682
Collectively evaluated for impairment	19,201	5,586	3,114	27,901
Ending Balance	$19,883	$5,586	$3,114	$28,583

(Millions of dollars)
	December 31, 2011
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$357	$5	$1	$363
Receivables written off	(210)	—	—	(210)
Recoveries on receivables previously written off	52	—	—	52
Provision for credit losses	167	1	2	170
Adjustment due to sale of receivables	(3)	—	—	(3)
Foreign currency translation adjustment	(3)	—	—	(3)
Balance at end of year	$360	$6	$3	$369

Individually evaluated for impairment	$56	$—	$—	$56
Collectively evaluated for impairment	304	6	3	313
Ending Balance	$360	$6	$3	$369

Recorded Investment in Finance Receivables(1):
Individually evaluated for impairment	$575	$—	$—	$575
Collectively evaluated for impairment	17,423	3,973	3,154	24,550
Ending Balance	$17,998	$3,973	$3,154	$25,125

(1) Amounts previously disclosed for the customer segment have been revised due to immaterial errors.

(Millions of dollars)
Allowance for Credit Losses:			December 31, 2010
Balance at beginning of year			$377
Adjustment to adopt consolidation of variable-interest entities			18
Receivables written off			(288)
Recoveries on receivables previously written off			51
Provision for credit losses			205
Adjustment due to sale of receivables			—
Foreign currency translation adjustment			—
Balance at end of year			$363

Allowance for credit losses as a percent of finance receivables, net of unearned income			1.57%

	December 31, 2010
	Customer	Dealer	Caterpillar Purchased Receivables	Total
Individually evaluated for impairment	$79	$—	$—	$79
Collectively evaluated for impairment	278	5	1	284
Ending Balance	$357	$5	$1	$363

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$641	$—	$—	$641
Collectively evaluated for impairment	17,339	3,311	1,815	22,465
Ending Balance	$17,980	$3,311	$1,815	$23,106

Credit quality of finance receivables
The credit quality of finance receivables is reviewed on a monthly basis.  Credit quality indicators include performing and non-performing.  Non-performing is defined as finance receivables currently over 120 days past due and/or on non-accrual status or in bankruptcy.  Finance receivables not meeting the criteria listed above are considered performing.  Non-performing receivables have the highest probability for credit loss.  The Allowance for credit losses attributable to non-performing receivables is based on the most probable source of repayment, which is normally the liquidation of collateral.  In determining collateral value, we estimate the current fair market value of the collateral. In addition, consideration is given to credit enhancements such as additional collateral and contractual third-party guarantees in determining the Allowance for credit losses attributable to non-performing receivables.

The recorded investment in performing and non-performing finance receivables was as follows:

(Millions of dollars)
	December 31, 2012
	Customer	Dealer	Caterpillar Purchased Receivables	Total
Performing
North America	$5,925	$2,931	$1,356	$10,212
Europe	2,517	652	332	3,501
Asia/Pacific	3,444	945	868	5,257
Mining	1,961	1	—	1,962
Latin America	2,571	1,057	547	4,175
Caterpillar Power Finance	2,952	—	11	2,963
Total Performing	$19,370	$5,586	$3,114	$28,070
Non-Performing
North America	$59	$—	$—	$59
Europe	38	—	—	38
Asia/Pacific	36	—	—	36
Mining	12	—	—	12
Latin America	148	—	—	148
Caterpillar Power Finance	220	—	—	220
Total Non-Performing	$513	$—	$—	$513
Total Performing and Non-Performing
North America	$5,984	$2,931	$1,356	$10,271
Europe	2,555	652	332	3,539
Asia/Pacific	3,480	945	868	5,293
Mining	1,973	1	—	1,974
Latin America	2,719	1,057	547	4,323
Caterpillar Power Finance	3,172	—	11	3,183
Total	$19,883	$5,586	$3,114	$28,583

(Millions of dollars)
	December 31, 2011
	Customer	Dealer	Caterpillar Purchased Receivables	Total
Performing
North America	$5,561	$2,414	$1,836	$9,811
Europe	2,166	334	402	2,902
Asia/Pacific	3,187	516	465	4,168
Mining	1,473	—	—	1,473
Latin America	2,377	709	422	3,508
Caterpillar Power Finance	2,762	—	29	2,791
Total Performing	$17,526	$3,973	$3,154	$24,653
Non-Performing
North America	$112	$—	$—	$112
Europe	58	—	—	58
Asia/Pacific	24	—	—	24
Mining	12	—	—	12
Latin America	108	—	—	108
Caterpillar Power Finance	158	—	—	158
Total Non-Performing	$472	$—	$—	$472
Total Performing and Non-Performing
North America	$5,673	$2,414	$1,836	$9,923
Europe	2,224	334	402	2,960
Asia/Pacific	3,211	516	465	4,192
Mining	1,485	—	—	1,485
Latin America	2,485	709	422	3,616
Caterpillar Power Finance	2,920	—	29	2,949
Total	$17,998	$3,973	$3,154	$25,125

(Millions of dollars)
	December 31, 2010
	Customer	Dealer	Caterpillar Purchased Receivables	Total
Performing
North America	$6,231	$1,993	$1,290	$9,514
Europe	2,421	344	110	2,875
Asia/Pacific	2,630	296	204	3,130
Mining	868	—	11	879
Latin America	2,287	659	173	3,119
Caterpillar Power Finance	2,904	19	27	2,950
Total Performing	$17,341	$3,311	$1,815	$22,467
Non-Performing
North America	$217	$—	$—	$217
Europe	89	—	—	89
Asia/Pacific	24	—	—	24
Mining	7	—	—	7
Latin America	139	—	—	139
Caterpillar Power Finance	163	—	—	163
Total Non-Performing	$639	$—	$—	$639
Total Performing and Non-Performing
North America	$6,448	$1,993	$1,290	$9,731
Europe	2,510	344	110	2,964
Asia/Pacific	2,654	296	204	3,154
Mining	875	—	11	886
Latin America	2,426	659	173	3,258
Caterpillar Power Finance	3,067	19	27	3,113
Total	$17,980	$3,311	$1,815	$23,106

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

TDRs are reviewed along with other receivables as part of management’s ongoing evaluation of the adequacy of the Allowance for credit losses.  The Allowance for credit losses attributable to TDRs is based on the most probable source of repayment, which is normally the liquidation of collateral.  In determining collateral value, we estimate the current fair market value of the collateral. In addition, consideration is given to credit enhancements such as additional collateral and contractual third-party guarantees in determining the Allowance for credit losses attributable to TDRs.

There were no loans or finance lease receivables modified as TDRs during the years ended December 31, 2012 and 2011 for the Dealer or Caterpillar Purchased Receivables portfolio segments.

Loan and finance lease receivables in the customer portfolio segment modified as TDRs during the years ended December 31, 2012 and 2011, were as follows:

(Dollars in millions)
	Year Ended December 31, 2012			Year Ended December 31, 2011
	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment
Customer
North America	98	$15	$15	71	$13	$13
Europe(1)	21	8	8	7	44	44
Asia/Pacific	12	3	3	—	—	—
Mining	—	—	—	—	—	—
Latin America	41	5	5	12	10	10
Caterpillar Power Finance(2)(3)	27	253	253	35	117	117
Total(4)	199	$284	$284	125	$184	$184

(1) One customer comprises $43 million of the $44 million pre-TDR and post-TDR outstanding recorded investment for the year ended December 31, 2011.
(2) Ten customers comprise $248 million of the $253 million pre-TDR and post-TDR outstanding recorded investment for the year ended December 31, 2012. Three customers comprise $104 million of the $117 million pre-TDR and post-TDR outstanding recorded investment for the year ended December 31, 2011.
(3) During the years ended December 31, 2012 and 2011, $24 million and $15 million, respectively, of additional funds were subsequently loaned to a borrower whose terms had been modified in a TDR.  The $24 million and $15 million of additional funds are not reflected in the tables above as no incremental modifications have been made with the borrower during the periods presented.  At December 31, 2012, remaining commitments to lend additional funds to a borrower whose terms have been modified in a TDR were $1 million.
(4) Modifications include extended contract maturities, inclusion of interest only periods, below market interest rates, and extended skip payment periods.

TDRs in the customer portfolio segment with a payment default during the years ended December 31, 2012 and 2011, which had been modified within twelve months prior to the default date, were as follows:

(Dollars in millions)
	Year Ended December 31, 2012		Year Ended December 31, 2011
	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment
Customer
North America	49	$4	48	$26
Europe	—	—	1	1
Asia/Pacific	2	1	—	—
Mining	—	—	—	—
Latin America	—	—	7	4
Caterpillar Power Finance(1)	16	21	14	70
Total	67	$26	70	$101

(1) Two customers comprise $19 million of the $21 million post-TDR recorded investment for the year ended December 31, 2012. Two customers comprise $65 million of the $70 million post-TDR recorded investment for the year ended December 31, 2011.

C. Transfers of Receivables

Securitized Retail Installment Sale Contracts and Finance Leases
We have periodically transferred certain finance receivables relating to our retail installment sale contracts and finance leases to special purpose entities (SPEs) as part of our asset-backed securitization program. These SPEs were concluded to be VIEs. We determined that we were the primary beneficiary based on our power to direct activities through our role as servicer and our obligation to absorb losses and right to receive benefits and therefore consolidated these securitization SPEs.

On April 25, 2011, we exercised a cleanup call on our only outstanding asset-backed securitization transaction.  As a result, we had no assets or liabilities related to our securitization program as of December 31, 2012 or 2011. The restricted assets (Finance leases and installment sale contracts - Retail, Unearned income, Allowance for credit losses and Other assets) of the consolidated SPE totaled $136 million as of December 31, 2010. The liabilities (Accrued expenses and Current maturities of long-term debt) of the consolidated SPE totaled $73 million as of December 31, 2010.
Off-Balance Sheet Managed Assets
Certain finance receivables and equipment on operating leases are sold to third parties with limited or no recourse to us to mitigate the concentration of credit risk with certain customers and are generally accounted for as sales. In 2012, 2011 and 2010, we received $206 million, $207 million and $16 million, respectively, of cash proceeds and recognized pre-tax gains of $3 million, $4 million and zero, respectively, from the sale of such assets.  We typically maintain servicing responsibilities for these third-party assets, which totaled $291 million, $235 million and $225 million as of December 31, 2012, 2011 and 2010, respectively.  Because we do not receive a servicing fee for these assets, a servicing liability is recorded.  As of December 31, 2012, 2011 and 2010, these liabilities were not material.

Total off-balance sheet managed assets as of December 31 were as follows:

(Millions of dollars)
	2012	2011	2010

Retail finance leases	$116	$133	$109
Retail installment sale contracts	66	48	73
Operating leases	60	15	36
Retail notes receivable	49	39	7
Total off-balance sheet managed assets	$291	$235	$225

None of the receivables that are directly or indirectly sold or transferred to third parties in any of the foregoing transactions are available to pay our creditors.
D. Purchase of Trade Receivables from Caterpillar Entities

We purchase trade receivables from Caterpillar entities at a discount. The discount is an estimate of the amount of financing revenue that would be earned at a market rate on these trade receivables over their expected life.  The discount is amortized into revenue on an effective yield basis over the life of the receivables and recognized as Wholesale finance revenue.  For the years ended December 31, 2012, 2011 and 2010, amortized discounts for the trade receivables were $241 million, $212 million and $139 million, respectively.  In the Consolidated Statements of Cash Flows, collection of the discount is included in investing activities as the receivables are collected.

NOTE 3 – EQUIPMENT ON OPERATING LEASES

Components of equipment on operating leases, less accumulated depreciation as of December 31, were as follows:

(Millions of dollars)
	2012	2011	2010
Equipment on operating leases, at cost	$4,410	$4,082	$4,241
Less: Accumulated depreciation	(1,451)	(1,471)	(1,530)
Equipment on operating leases, net	$2,959	$2,611	$2,711

At December 31, 2012, scheduled minimum rental payments for operating leases were as follows:

2013	2014	2015	2016	2017	Thereafter	Total
$754	$523	$318	$172	$63	$19	$1,849

NOTE 4 – CONCENTRATION OF CREDIT RISK

Financial instruments with potential credit risk consist primarily of finance receivables. Additionally, to a lesser extent, we have potential credit risk associated with counterparties to derivative contracts.

As of December 31, 2012, 2011 and 2010, receivables from customers in construction-related industries made up approximately one-third of our total portfolio.  As of December 31, 2012 and 2011, approximately 40 percent of construction-related receivables related to customers in North America.  As of December 31, 2010, approximately 45 percent of construction-related receivables related to customers in North America.  No single customer or dealer represented a significant concentration of credit risk.  We typically maintain a security interest in retail financed equipment and require physical damage insurance coverage on all financed equipment.  See Note 14 for further information concerning business segments.

Regarding our derivative instruments, collateral is not generally required of the counterparties or of us.  We generally enter into International Swaps and Derivatives Association (ISDA) master netting agreements, which permit the net settlement of amounts owed.  Our exposure to credit loss in the event of nonperformance by the counterparties is limited to only those gains that we have recorded, but for which we have not yet received cash payment.  The master netting agreements reduce the amount of loss the Company would incur should the counterparties fail to meet their obligations.  As of December 31, 2012, 2011 and 2010, the maximum exposure to credit loss was $306 million, $342 million and $318 million, respectively, before the application of any master netting agreements.  See Note 8 for further information concerning derivatives.

NOTE 5 – CREDIT COMMITMENTS

Revolving credit facilities
We have three global credit facilities with a syndicate of banks totaling $10.00 billion (Credit Facility) available in the aggregate to both Caterpillar and us for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of December 31, 2012 was $7.25 billion.

•	The 364-day facility of $3.00 billion (of which $2.18 billion is available to us) expires in September 2013.

•	The 2010 four-year facility, as amended, of $2.60 billion (of which $1.88 billion is available to us) expires in September 2015.

•	The 2011 five-year facility, as amended, of $4.40 billion (of which $3.19 billion is available to us) expires in September 2017.

At December 31, 2012, Caterpillar’s consolidated net worth was $24.50 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined in the Credit Facility as the consolidated stockholder’s equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income/(loss).

At December 31, 2012, our covenant interest coverage ratio was 1.70 to 1.  This is above the 1.15 to 1 minimum ratio calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at December 31, 2012, our six-month covenant leverage ratio was 8.70 to 1 and our year-end covenant leverage ratio was 8.74 to 1.  This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the bank group may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings.  At December 31, 2012, there were no borrowings under the Credit Facility.

Bank borrowings
Credit lines with banks as of December 31, 2012 totaled $4.40 billion.  These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements.  The remaining available credit commitments may be withdrawn any time at the lenders' discretion.  As of December 31, 2012, we had $2.02 billion outstanding against these credit lines compared with $2.11 billion as of December 31, 2011, and were in compliance with all debt covenants under these credit lines.

Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction.  We do not hold reserves to fund the payment of the demand notes.  The notes are offered on a continuous basis by prospectus only.

Notes receivable from/payable to Caterpillar
Under our variable amount lending agreements and other notes receivable with Caterpillar, we may borrow up to $2.45 billion from Caterpillar, and Caterpillar may borrow up to $1.66 billion from us.  The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice.  We had notes receivable of $360 million and notes payable of $208 million outstanding under these agreements as of December 31, 2012, compared with notes receivable of $327 million as of December 31, 2011.

Committed credit facility
In addition, during the first quarter of 2011, we extended a $2 billion committed credit facility to Caterpillar, which expires in February 2019.  We receive a fee from Caterpillar based on amounts drawn under the credit facility and a commitment fee for the undrawn amounts under the credit facility.  At December 31, 2012, there were no borrowings under this credit facility.

NOTE 6 – SHORT-TERM BORROWINGS

Short-term borrowings outstanding as of December 31, were comprised of the following:

(Millions of dollars)
	2012		2011		2010
	Balance	Avg. Rate	Balance	Avg. Rate	Balance	Avg. Rate
Commercial paper, net	$3,654	0.6%	$2,818	1.0%	$2,710	1.5%
Bank borrowings	418	5.6%	527	7.3%	479	4.9%
Variable denomination floating rate demand notes	579	0.8%	550	0.9%	663	1.1%
Total	$4,651		$3,895		$3,852

NOTE 7 – LONG-TERM DEBT

During 2012, we issued $8.03 billion of medium-term notes, of which $6.58 billion were at fixed interest rates and $1.45 billion were at floating interest rates, primarily indexed to LIBOR.  At December 31, 2012, the outstanding medium-term notes had remaining maturities ranging up to 10 years.

Long-term debt outstanding as of December 31, was comprised of the following:

(Millions of dollars)
	2012		2011		2010
	Balance	Avg. Rate	Balance	Avg. Rate	Balance	Avg. Rate
Medium-term notes	$23,488	3.2%	$20,058	3.9%	$17,690	4.6%
Unamortized discount	(13)		(10)		(9)
Medium-term notes, net	23,475		20,048		17,681
Bank borrowings	1,602	4.1%	1,583	3.7%	1,603	3.8%
Secured borrowings	—		—		78	4.9%
Total	$25,077		$21,631		$19,362

 Long-term debt outstanding as of December 31, 2012, matures as follows:

(Millions of dollars)

2013	$5,991
2014	6,559
2015	4,648
2016	2,027
2017	2,693
Thereafter	3,159
Total	$25,077

NOTE 8 – DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

Our earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates and interest rates.  Our Risk Management Policy (policy) allows for the use of derivative financial instruments to prudently manage foreign currency exchange rate and interest rate exposures.  Our policy specifies that derivatives are not to be used for speculative purposes.  Derivatives that we use are primarily foreign currency forward and option contracts, cross currency contracts and interest rate swaps.  Our derivative activities are subject to the management, direction and control of our senior financial officers.  Risk management practices, including the use of financial derivative instruments, are presented to the Audit Committee of the Caterpillar Inc. Board of Directors at least annually.

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

Foreign Currency Exchange Rate Risk
In managing foreign currency risk, our objective is to minimize earnings volatility resulting from conversion, and the remeasurement of net foreign currency balance sheet positions and future transactions denominated in foreign currencies.  Our policy allows the use of foreign currency forward, option, and cross currency contracts to offset the risk of currency mismatch between our receivables and debt, and exchange rate risk associated with future transactions denominated in foreign currencies.  Substantially all such foreign currency forward, option and cross currency contracts are undesignated.

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

As of December 31, 2012, $3 million of deferred net losses, net of tax, included in equity (AOCI in the Consolidated Statements of Financial Position), related to our floating-to-fixed interest rate swaps, are expected to be reclassified to Interest expense over the next twelve months.  The actual amount recorded in Interest expense will vary based on interest rates at the time the hedged transactions impact earnings.

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

The location and fair value of derivative instruments reported in the Consolidated Statements of Financial Position were as follows:

(Millions of dollars)
		Asset (Liability) Fair Value
		December 31,
	Consolidated Statements of Financial Position Location	2012	2011	2010
Designated derivatives
Interest rate contracts	Other assets	$226	$248	$211
Interest rate contracts	Accrued expenses	(8)	(6)	(18)
		$218	$242	$193
Undesignated derivatives
Foreign exchange contracts	Other assets	$10	$7	$6
Foreign exchange contracts	Accrued expenses	(5)	(16)	(9)
Cross currency contracts	Accrued expenses	(1)	—	—
Interest rate contracts	Other assets	2	—	—
Interest rate contracts	Accrued expenses	(1)	(1)	(1)
		$5	$(10)	$(4)

For the years ended December 31, 2012, 2011 and 2010, the deferred gains (losses) recorded in AOCI on the Consolidated Statements of Changes in Stockholder’s Equity associated with our cash flow interest rate contract hedges were as follows:

(Millions of dollars)
Balance as of December 31, 2011, net of tax of $3	$(6)
Gains (losses) deferred during the year, net of tax of $-	1
(Gains) losses reclassified to earnings, net of tax of $(1)	(3)
Balance as of December 31, 2012, net of tax of $4	$(8)

(Millions of dollars)
Balance as of December 31, 2010, net of tax of $6	$(14)
Gains (losses) deferred during the year, net of tax of $-	(1)
(Gains) losses reclassified to earnings, net of tax of $3	9
Balance as of December 31, 2011, net of tax of $3	$(6)

(Millions of dollars)
Balance as of December 31, 2009, net of tax of $21	$(41)
Gains (losses) deferred during the year, net of tax of $1	(6)
(Gains) losses reclassified to earnings, net of tax of $16	33
Balance as of December 31, 2010, net of tax of $6	$(14)

The effect of derivatives designated as hedging instruments on the Consolidated Statements of Profit was as follows:

Fair Value Hedges
(Millions of dollars)
		Year Ended December 31, 2012
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts	Other income (expense)	$(20)	$36

		Year Ended December 31, 2011
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts	Other income (expense)	$39	$(44)

		Year Ended December 31, 2010
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts	Other income (expense)	$107	$(98)

Cash Flow Hedges
(Millions of dollars)
		Year Ended December 31, 2012
	Classification of Gains (Losses)	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$4	$—
Interest rate contracts	Other income (expense)	—	(1)
		$4	$(1)

		Year Ended December 31, 2011
	Classification of Gains (Losses)	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(12)	$—
Interest rate contracts	Other income (expense)	—	(2)
		$(12)	$(2)

		Year Ended December 31, 2010
	Classification of Gains (Losses)	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(49)	$—
Interest rate contracts	Other income (expense)	—	(1)
		$(49)	$(1)

The effect of derivatives not designated as hedging instruments on the Consolidated Statements of Profit was as follows for the years ended December 31:

Undesignated Derivatives
(Millions of dollars)
	Classification of Gains (Losses)	2012	2011	2010
Foreign exchange contracts	Other income (expense)	$7	$(15)	$16
Cross currency contracts	Other income (expense)	(1)	—	—
Interest rate contracts	Other income (expense)	—	—	2
		$6	$(15)	$18

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

We provided a limited indemnity to a third-party bank resulting from the assignment of certain leases to that bank.  The indemnity was for the possibility that the insurers of these leases would become insolvent.  The indemnity expired December 15, 2012.

No loss has been experienced or is anticipated under any of these guarantees.  At December 31, 2012, 2011 and 2010, the related liability was $2 million, $2 million and $3 million, respectively.  The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees was as follows:

(Millions of dollars)
	2012	2011	2010
Guarantees with customers	$151	$159	$139
Limited indemnity	—	11	17
Total guarantees	$151	$170	$156

We provide guarantees to repurchase certain loans of Caterpillar dealers from a special purpose corporation (SPC) that qualifies as a VIE (see Note 1B for additional information regarding the accounting guidance on the consolidation of VIEs).  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  We have a loan purchase agreement with the SPC that obligates us to purchase certain loans that are not paid at maturity.  We receive a fee for providing this guarantee, which provides a source of liquidity for the SPC.  We are the primary beneficiary of the SPC as our guarantees result in us having both the power to direct the activities that most significantly impact the SPC's economic performance and the obligation to absorb losses, and therefore we have consolidated the financial statements of the SPC.  As of December 31, 2012, 2011 and 2010, the SPC’s assets of $927 million, $586 million and $365 million, respectively, are primarily comprised of loans to dealers, which are included in Retail notes receivable in the Consolidated Statements of Financial Position, and the SPC's liabilities of $927 million, $586 million and $365 million, respectively, are primarily comprised of commercial paper, which is included in Short-term borrowings in the Consolidated Statements of Financial Position.  The assets of the SPC are not available to pay our creditors. We may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

We are party to agreements in the normal course of business with selected customers and Caterpillar dealers in which we commit to provide a set dollar amount of financing on a pre-approved basis.  We also provide lines of credit to selected customers and Caterpillar dealers, of which a portion remains unused as of the end of the period.  Commitments and lines of credit generally have fixed expiration dates or other termination clauses.  It has been our experience that not all commitments and lines of credit will be used.  Management applies the same credit policies when making commitments and granting lines of credit as it does for any other financing.  We do not require collateral for these commitments/lines, but if credit is extended, collateral may be required upon funding.  As of December 31, 2012, 2011 and 2010, the amount of the unused commitments and lines of credit for dealers was $10.97 billion, $6.60 billion and $6.58 billion, respectively.  As of December 31, 2012, 2011 and 2010, the amount of the unused commitments and lines of credit for customers was $4.69 billion, $2.79 billion and $2.61 billion, respectively.

We are involved in unresolved legal actions that arise in the normal course of business.  The majority of these unresolved actions involve claims to recover collateral, claims pursuant to customer bankruptcies and the pursuit of deficiency amounts.  Although it is not possible to predict with certainty the outcome of our unresolved legal actions, we believe that these unresolved legal actions will neither individually nor in the aggregate have a material adverse effect on our consolidated financial position, liquidity or results of operations.

NOTE 10 – INCOME TAXES

The components of Profit before income taxes for the years ended December 31, were as follows:

(Millions of dollars)
	2012	2011	2010
U.S.	$38	$49	$(50)
Non-U.S.	553	455	379
Total	$591	$504	$329

Profit (loss) before income taxes, as shown above, is based on the location of the entity to which such earnings are attributable.  Where an entity’s earnings are subject to taxation, however, may not correlate solely to where an entity is located.  Thus, the income tax provision shown below as U.S. or non-U.S. may not correspond to the earnings shown above.

The components of the Provision for income taxes were as follows for the years ended December 31:

(Millions of dollars)
	2012	2011	2010
Current income tax provision (benefit):
U.S.	$14	$(14)	$(43)
Non-U.S.	179	164	109
State (U.S.)	(2)	2	(1)
	191	152	65

Deferred income tax provision (benefit):
U.S.	(13)	(5)	(8)
Non-U.S.	(27)	(32)	(14)
State (U.S.)	(3)	(4)	(3)
	(43)	(41)	(25)

Total Provision for income taxes	$148	$111	$40

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

The actual Provision for income taxes differs from the Provision for income taxes that would result from applying the U.S. statutory rate to Profit before income taxes for the years ended December 31, for the reasons set forth in the following reconciliation:

(Millions of dollars)
	2012		2011		2010
Taxes computed at U.S. statutory rates	$207	35.0%	$176	35.0%	$115	35.0%
(Decreases) increases in taxes resulting from:
State Income Tax, net of Federal Tax	(3)	(0.5)%	(1)	(0.2)%	(2)	(0.6)%
Prior Year Non-U.S. tax and interest adjustment – Refund Claim	—	—%	—	—%	(10)	(3.0)%
Prior Year Non-U.S. tax and interest adjustment – Other	—	—%	(15)	(3.0)%	(12)	(3.6)%
Subsidiaries' results subject to tax rates other than U.S. statutory rates	(50)	(8.6)%	(46)	(9.1)%	(47)	(14.2)%
Other, net	(6)	(1.0)%	(3)	(0.6)%	(4)	(1.2)%
Provision for income taxes	$148	24.9%	$111	22.1%	$40	12.4%

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

Accounting for income taxes under generally accepted accounting principles in the United States of America requires individual tax-paying entities of the Company to offset deferred income tax assets and liabilities within each particular tax jurisdiction and present them as a single amount in the Consolidated Statements of Financial Position.  Amounts in different tax jurisdictions cannot be offset against each other.  The amounts of deferred income taxes at December 31, included in the following lines in our Consolidated Statements of Financial Position were:

(Millions of dollars)
	2012	2011	2010
Assets:
Deferred and refundable income taxes	$104	$84	$85
Liabilities:
Deferred income taxes and other liabilities	(539)	(584)	(594)
Deferred income taxes, net	$(435)	$(500)	$(509)

Differences between accounting rules and income tax laws cause differences between the bases of certain assets and liabilities for financial reporting and income tax purposes.  The income tax effects of these differences, to the extent they are temporary, are recorded as deferred income tax assets and liabilities netted by tax jurisdiction and taxpayer.

Our consolidated deferred income taxes consisted of the following components as of December 31:

(Millions of dollars)
	2012	2011	2010
Deferred tax assets:
Allowance for credit losses	$156	$114	$91
Tax credit carryforwards	—	13	24
Net operating loss carryforwards	59	69	92
	215	196	207

Deferred income tax liabilities (primarily lease basis differences)	(468)	(494)	(539)

Valuation allowance for deferred income tax assets	(9)	(9)	(8)

Deferred income tax on translation adjustment	(173)	(193)	(169)

Deferred income taxes, net	$(435)	$(500)	$(509)

As of December 31, 2012, amounts and expiration dates of net operating loss (NOL) carryforwards in various U.S. state taxing jurisdictions were:

(Millions of dollars)
2013	2014	2015	2016	2017-2031	Total
$—	$—	$—	$—	$205	$205

The gross deferred income tax asset associated with these NOL carryforwards is $16 million as of December 31, 2012, partially offset by a valuation allowance of $5 million.  The valuation allowance indicates the loss carryforwards are likely to expire prior to utilization.

In some U.S. state income tax jurisdictions, we join with other Caterpillar entities in filing combined income tax returns.  In other U.S. state income tax jurisdictions, we file on a separate, stand-alone basis.

As of December 31, 2012, amounts and expiration dates of NOL carryforwards in various non-U.S. taxing jurisdictions were:

(Millions of dollars)
2013	2014	2015	2016	2017-2027	Unlimited	Total
$—	$3	$4	$1	$46	$134	$188

Valuation allowances totaling $4 million have been recorded at certain non-U.S. subsidiaries that have not yet demonstrated consistent and/or sustainable profitability to support the recognition of net deferred income tax assets.

A reconciliation of the beginning and ending amounts of gross unrecognized income tax benefits for uncertain income tax positions, including positions impacting only the timing of income tax benefits was as follows:

(Millions of dollars)
	2012	2011	2010
Reconciliation of unrecognized income tax benefits(1):
Balance at beginning of year	$—	$7	$7
Additions for income tax positions related to prior year	2	—	—
Reductions for income tax positions related to prior year	—	(7)	—
Balance at end of year	$2	$—	$7

Amount that, if recognized, would impact the effective tax rate	$2	$—	$2

(1) Foreign currency translation amounts are included within each line as applicable.

We classify interest and penalties on income taxes as a component of the Provision for income taxes.  During the year ended December 31, 2012, we recognized a benefit of $5 million in interest and penalties.  During the years ended December 31, 2011 and 2010, we recognized a benefit of less than $1 million and an expense of less than $1 million, respectively.  As of December 31, 2012, 2011 and 2010, the total amount of accrued interest and penalties was less than $1 million, $5 million and $5 million, respectively.

It is reasonably possible that the amount of unrecognized income tax benefits will change in the next 12 months.  The U.S. Internal Revenue Service (IRS) is currently examining U.S. tax returns for 2007 to 2009. In 2012 we reached a settlement with the IRS for tax years 2000 to 2006, which resulted in an immaterial favorable impact in our 2012 financial results.   In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, liquidity or results of operations.

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

Derivative financial instruments
The fair value of interest rate swap derivatives is primarily based on standard industry accepted models that utilize the appropriate market-based forward swap curves and zero-coupon interest rates to determine discounted cash flows.  The fair value of foreign currency forward and cross currency contracts is based on a standard industry accepted valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward rate.

Guarantees
The fair value of guarantees is based on our estimate of the premium a market participant would require to issue the same guarantee in a stand-alone, arms-length transaction with an unrelated party.  If quoted or observable market prices are not available, fair value is based upon internally developed models that utilize current market-based assumptions.

Assets and liabilities measured on a recurring basis at fair value included in our Consolidated Statements of Financial Position are summarized below:

(Millions of dollars)
	December 31, 2012
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Assets
Derivative financial instruments, net	$—	$223	$—	$223
Total Assets	$—	$223	$—	$223
Liabilities
Guarantees	$—	$—	$2	$2
Total Liabilities	$—	$—	$2	$2

	December 31, 2011
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Assets
Derivative financial instruments, net	$—	$232	$—	$232
Total Assets	$—	$232	$—	$232
Liabilities
Guarantees	$—	$—	$2	$2
Total Liabilities	$—	$—	$2	$2

	December 31, 2010
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Assets
Derivative financial instruments, net	$—	$189	$—	$189
Total Assets	$—	$189	$—	$189
Liabilities
Guarantees	$—	$—	$3	$3
Total Liabilities	$—	$—	$3	$3

Below are roll-forwards of assets and liabilities measured at fair value using Level 3 inputs for the years ended December 31, 2012, 2011 and 2010.  These instruments were valued using pricing models that, in management’s judgment, reflect the assumptions of a marketplace participant.

(Millions of dollars)	Securitized Retained Interests	Guarantees
Balance as of December 31, 2009	$102	$4
Adjustment to adopt consolidation of variable-interest entities	(102)	—
Issuance of guarantees	—	7
Expiration of guarantees	—	(8)
Balance as of December 31, 2010	$—	$3
Issuance of guarantees	—	4
Expiration of guarantees	—	(5)
Balance as of December 31, 2011	$—	$2
Issuance of guarantees	—	2
Expiration of guarantees	—	(2)
Balance as of December 31, 2012	$—	$2

Impaired loans
In addition to the amounts above, our impaired loans are subject to measurement at fair value on a nonrecurring basis. A loan is considered impaired when management determines that collection of contractual amounts due is not probable. In these cases, an Allowance for credit losses may be established based primarily on the fair value of associated collateral. As the collateral's fair value is based on observable market prices and/or current appraised values, the impaired loans are classified as Level 2 measurements. We had impaired loans carried at the fair value of the underlying collateral value of $161 million, $141 million and $171 million as of December 31, 2012, 2011 and 2010, respectively.

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

Short-term borrowings – carrying amount approximated fair value.

Long-term debt – fair value for fixed and floating-rate debt was estimated based on quoted market prices.

Please refer to the table below for the fair values of our financial instruments.

(Millions of dollars)	2012		2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Cash and cash equivalents	$2,080	$2,080	$1,176	$1,176	$1,676	$1,676	1
Foreign currency contracts:
In a receivable position	$10	$10	$7	$7	$6	$6	2	Note 8
In a payable position	$(5)	$(5)	$(16)	$(16)	$(9)	$(9)	2	Note 8
Cross currency contracts	$(1)	$(1)	$—	$—	$—	$—	2	Note 8
Finance receivables, net (excluding finance leases(1))	$20,189	$20,079	$17,431	$17,172	$15,444	$15,311	2	Note 2
Restricted cash and cash equivalents(2)	$19	$19	$64	$64	$91	$91	1
Short-term borrowings	$(4,651)	$(4,651)	$(3,895)	$(3,895)	$(3,852)	$(3,852)	1	Note 6
Long-term debt	$(25,077)	$(26,063)	$(21,631)	$(22,674)	$(19,362)	$(20,364)	2	Note 7
Interest rate swaps:
In a net receivable position	$228	$228	$248	$248	$211	$211	2	Note 8
In a net payable position	$(9)	$(9)	$(7)	$(7)	$(19)	$(19)	2	Note 8
Guarantees	$(2)	$(2)	$(2)	$(2)	$(3)	$(3)	3	Note 9

(1) As of December 31, 2012, 2011 and 2010, represents finance leases with a net carrying value of $7,968 million, $7,325 million and $7,299 million, respectively.
(2) Included in Other assets in the Consolidated Statements of Financial Position.

NOTE 12 – TRANSACTIONS WITH RELATED PARTIES

We have a Support Agreement with Caterpillar, which provides that Caterpillar will (1) remain, directly or indirectly, our sole owner; (2) cause us to maintain a tangible net worth of at least $20 million and (3) ensure that we maintain a ratio of profit before income taxes and interest expense to interest expense (as defined by the Support Agreement) of not less than 1.15 to 1, calculated on an annual basis.  In 2012, 2011 and 2010, Caterpillar did not make any significant capital contributions.  Although this agreement can be modified by agreement or terminated by either party, any termination or any modification which would adversely affect holders of our debt requires the consent of holders of 66-2/3 percent in principal amount of outstanding debt of each series so affected.  Any modification or termination which would adversely affect the lenders under the Credit Facility requires their consent.  Caterpillar's obligation under this agreement is not directly enforceable by any of our creditors and does not constitute a guarantee of any of our obligations.  A cash dividend of $250 million was paid to Caterpillar in the first quarter of 2012. A cash dividend totaling $600 million was paid to Caterpillar in 2011, $300 million was paid in the first quarter of 2011 and $300 million was paid in the third quarter of 2011.  A cash dividend of $600 million was paid to Caterpillar in the first quarter of 2010.

We have variable amount lending agreements and other notes receivable with Caterpillar.  Under these agreements, we may borrow up to $2.45 billion from Caterpillar, and Caterpillar may borrow up to $1.66 billion from us.  The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice.  During January of 2011, we extended a $2 billion committed credit facility to Caterpillar, which expires in February 2019.  Under this agreement, we receive a fee from Caterpillar based on amounts drawn under the credit facility and a commitment fee for the undrawn amounts under the credit facility.  Information concerning these agreements was as follows:

(Millions of dollars)
	2012	2011	2010
Notes payable as of December 31,	$208	$—	$600
Notes receivable as of December 31,	$360	$327	$278
Interest expense	$4	$1	$3
Interest income on Notes Receivable with Caterpillar(1)	$21	$16	$73
Fees on committed credit facility extended to Caterpillar(1)	$41	$40	$—

(1) Included in Other revenues, net in the Consolidated Statements of Profit.

We have agreements with Caterpillar to purchase certain trade receivables at a discount. Information pertaining to these purchases was as follows:

(Millions of dollars)
	2012	2011	2010
Purchases made	$36,665	$32,068	$16,513
Discounts earned	$241	$212	$139
Balance as of December 31,	$3,114	$3,154	$1,815

We participate in certain marketing programs sponsored by Caterpillar by providing financing to customers at interest rates that are below market rates.  Under these programs, Caterpillar funds an amount at the outset of the transaction, which we then recognize as revenue over the term of the financing.  During 2012, 2011 and 2010, relative to such programs, we received $160 million, $131 million and $117 million, respectively.

We participate in various benefit plans, which are administered by Caterpillar.  These plans include employee medical plans and postretirement benefit plans.  We reimburse Caterpillar for these charges.  During 2012, 2011 and 2010, these charges amounted to $26 million, $23 million and $23 million, respectively.  Included in these charges are contributions to defined benefit plans in the amount of $7 million, $7 million and $8 million, respectively, for 2012, 2011 and 2010.  These contributions are related to our participation in the following defined benefit plans that are administered by Caterpillar: the Caterpillar Inc. Retirement Income Plan, the Caterpillar Inc. Supplemental Retirement Plan and the Caterpillar Inc. Retiree Benefit Program.  In addition, we participate in the Caterpillar stock incentive plans.  In 2012, 2011 and 2010, Caterpillar allocated to us $10 million, $8 million and $7 million, respectively, in expenses related to stock based compensation.  In addition, Caterpillar provides operational and administrative support, which is integral to the conduct of our business.  In 2012, 2011 and 2010, these operational and support charges for which we reimburse Caterpillar amounted to $32 million, $27 million and $23 million, respectively.

We provide administrative support services to certain Caterpillar subsidiaries.  Caterpillar reimburses us for these charges.  During 2012, 2011 and 2010, these charges amounted to $10 million, $9 million and $8 million, respectively.

When appropriate, we combine certain income tax filings with those of Caterpillar.  In such instances, we pay to or receive from Caterpillar our allocated share of income taxes or credits, in accordance with our tax sharing agreement with Caterpillar.

NOTE 13 – LEASES

We lease our offices and other property through operating leases.  Rental expense is charged to operations as incurred.  For 2012, 2011 and 2010, total rental expense for operating leases was $16 million, $15 million and $16 million, respectively.  At December 31, 2012, minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year were as follows:

(Millions of dollars)
2013	$14
2014	13
2015	12
2016	10
2017	10
Thereafter	36
Total	$95

NOTE 14 – SEGMENT INFORMATION

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
Reconciling items are created based on accounting differences between operating segment reporting and our consolidated external reporting. For the reconciliation of profit before income taxes, we have grouped the reconciling items as follows:

•
Unallocated - This item is related to corporate requirements and strategies that are considered to be for the benefit of the entire organization. Also included are the consolidated results of the special purpose corporation (see Note 9 for additional information) and other miscellaneous items.

•	Timing - Timing differences in the recognition of costs between operating segment reporting and consolidated external reporting.

•	Methodology - Methodology differences between our operating segment reporting and our external reporting are as follows:

◦	Segment assets include off-balance sheet managed assets for which we typically maintain servicing responsibilities.

◦	Interest expense includes realized forward points on foreign currency forward contracts, with the mark-to-market elements of the forward exchange contracts included as a methodology difference.

◦	The profit attributable to noncontrolling interests is considered a component of segment profit.

As noted above, the operating segment information is presented on a management-reporting basis. Unlike financial reporting, there is no authoritative guidance for management reporting equivalent to generally accepted accounting principles in the United States of America.

Supplemental segment data and reconciliations to consolidated external reporting for the years ended December 31 was as follows:

(Millions of dollars) 2012	Revenues	Segment Profit	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Segment Assets at December 31, 2012	Capital expenditures
North America	$950	$258	$288	$274	$15	$11,945	$565
Europe and CPF	466	97	122	76	65	7,598	243
Asia/Pacific	399	142	145	23	24	5,956	133
Latin America	389	122	130	64	26	4,817	172
Mining	451	61	90	250	27	3,225	545
Total Segments	2,655	680	775	687	157	33,541	1,658
Unallocated	62	(93)	46	1	—	1,409	—
Timing	(24)	(11)	5	—	4	17	2
Methodology	—	15	(25)	—	—	(61)	—
Inter-segment Eliminations	—	—	—	—	—	(164)	—
Total	$2,693	$591	$801	$688	$161	$34,742	$1,660

2011	Revenues	Segment Profit	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Segment Assets at December 31, 2011	Capital expenditures
North America	$966	$221	$314	$276	$34	$11,177	$530
Europe and CPF	502	53	148	89	105	6,601	118
Asia/Pacific	333	111	130	16	28	4,557	42
Latin America	350	110	128	47	17	3,947	175
Mining	446	76	87	260	3	2,645	321
Total Segments	2,597	571	807	688	187	28,927	1,186
Unallocated	70	(55)	22	2	2	1,350	3
Timing	(22)	(6)	12	—	(13)	67	1
Methodology	—	(6)	(14)	—	—	15	—
Inter-segment Eliminations	—	—	—	—	—	(247)	—
Total	$2,645	$504	$827	$690	$176	$30,112	$1,190

2010	Revenues	Segment Profit	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Segment Assets at December 31, 2010	Capital expenditures
North America	$985	$46	$380	$302	$120	$11,111	$512
Europe and CPF	498	79	182	92	50	6,884	120
Asia/Pacific	441	96	138	133	25	4,315	21
Latin America	297	101	121	29	9	3,391	109
Mining	252	48	62	131	(3)	1,523	156
Total Segments	2,473	370	883	687	201	27,224	918
Unallocated	104	(19)	28	3	—	1,617	40
Timing	(25)	(31)	14	—	12	113	1
Methodology	—	9	(8)	—	—	(21)	—
Inter-segment Eliminations	—	—	—	—	—	(181)	—
Total	$2,552	$329	$917	$690	$213	$28,752	$959

Inside and outside the United States:

(Millions of dollars)
	2012	2011	2010
Revenues
Inside U.S.	$1,142	$1,112	$1,138
Inside Canada	347	374	362
Inside Australia	301	259	222
All other	903	900	830
Total	$2,693	$2,645	$2,552

Equipment on Operating Leases and Non-Leased Equipment (included in Other Assets), Net	2012	2011	2010
Inside U.S.	$1,218	$986	$1,044
Inside Canada	761	771	818
Inside Australia	342	314	343
All other	742	592	567
Total	$3,063	$2,663	$2,772

NOTE 15 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(Millions of dollars)
2012	First quarter	Second quarter	Third quarter	Fourth quarter
Total revenues	$668	$668	$678	$679
Profit before income taxes	$170	$144	$153	$124
Profit	$120	$104	$109	$99

2011	First quarter	Second quarter	Third quarter	Fourth quarter
Total revenues	$640	$675	$668	$662
Profit before income taxes	$115	$152	$126	$111
Profit	$83	$107	$93	$95

2010	First quarter	Second quarter	Third quarter	Fourth quarter
Total revenues	$631	$648	$640	$633
Profit before income taxes	$71	$95	$89	$74
Profit	$53	$82	$73	$70