Form 10-Q
period 2013-03-31
CATERPILLAR FINANCIAL SERVICES CORP
filed 2013-05-02
CIK 764764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Yes [   ] No [ ✓ ]
As of May 2, 2013, one share of common stock of the registrant was outstanding, which is owned by Caterpillar Inc.
The registrant is a wholly owned subsidiary of Caterpillar Inc. and meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced disclosure format.

UNAUDITED

PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In addition to the accompanying unaudited consolidated financial statements for Caterpillar Financial Services Corporation (together with its subsidiaries, "Cat Financial," "the Company," "we," "us" or "our"), we suggest that you read our 2012 Annual Report on Form 10-K. The Company files electronically with the Securities and Exchange Commission (SEC) required reports on Form 8-K, Form 10-Q, Form 10-K and registration statements on Form S-3 and other forms or reports as required. The public may read and copy any materials the Company has filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxies and information statements and other information regarding issuers that file electronically with the SEC. Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished with the SEC are available free of charge through Caterpillar Inc.'s Internet site (www.caterpillar.com/secfilings) as soon as reasonably practicable after filing with the SEC. Copies may also be obtained free of charge by writing to: Legal Dept., Caterpillar Financial Services Corporation, 2120 West End Ave., Nashville, Tennessee 37203-0001. In addition, the public may obtain more detailed information about our parent company, Caterpillar Inc. (together with its subsidiaries, "Caterpillar" or "Cat") by visiting its Internet site (www.caterpillar.com). None of the information contained at any time on our Internet site, Caterpillar’s Internet site or the SEC’s Internet site is incorporated by reference into this document.

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF PROFIT
(Unaudited)
(Dollars in Millions)

	Three Months Ended March 31,
	2013	2012

Revenues:
Retail finance	$347	$326
Operating lease	220	216
Wholesale finance	77	84
Other, net	36	42
Total revenues	680	668

Expenses:
Interest	191	204
Depreciation on equipment leased to others	175	169
General, operating and administrative	103	99
Provision for credit losses	16	19
Other	5	8
Total expenses	490	499

Other income (expense)	(3)	1

Profit before income taxes	187	170

Provision for income taxes	43	46

Profit of consolidated companies	144	124

Less: Profit attributable to noncontrolling interests	3	4

Profit [1]	$141	$120

1 Profit attributable to Caterpillar Financial Services Corporation.

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Millions)

	Three Months Ended March 31,
	2013	2012

Profit of consolidated companies	$144	$124

Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (expense)/benefit of: 2013-$(30); 2012-$28	(104)	106
Derivative financial instruments:
Gains (losses) deferred, net of tax (expense)/benefit of: 2013-$-; 2012-$-	—	—
(Gains) losses reclassified to earnings, net of tax (expense)/benefit of: 2013-$-; 2012-$-	1	1
Total Other comprehensive income (loss), net of tax	(103)	107

Comprehensive income (loss)	41	231

Less: Comprehensive income attributable to the noncontrolling interests	3	3

Comprehensive income (loss) attributable to Caterpillar Financial Services Corporation	$38	$228

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in Millions, except share data)

	March 31, 2013	December 31, 2012
Assets:
Cash and cash equivalents	$2,256	$2,080
Finance receivables
Retail notes receivable	11,176	11,111
Wholesale notes receivable	4,176	4,238
Finance leases and installment sale contracts - Retail	13,728	13,589
Finance leases and installment sale contracts - Wholesale	672	643
	29,752	29,581
Less: Unearned income	(972)	(998)
Less: Allowance for credit losses	(429)	(426)
Total net finance receivables	28,351	28,157

Notes receivable from Caterpillar	322	360
Equipment on operating leases,
less accumulated depreciation	2,977	2,959
Deferred and refundable income taxes	109	115
Other assets	1,072	1,071
Total assets	$35,087	$34,742

Liabilities and stockholder’s equity:
Payable to dealers and others	$123	$109
Payable to Caterpillar – other	77	85
Accrued expenses	240	267
Income taxes payable	85	70
Payable to Caterpillar - borrowings	209	208
Short-term borrowings	4,315	4,651
Current maturities of long-term debt	7,153	5,991
Long-term debt	18,572	19,086
Deferred income taxes and other liabilities	549	552
Total liabilities	31,323	31,019

Commitments and contingent liabilities (Notes 7 and 9)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid-in amount)	745	745
Additional paid-in capital	2	2
Retained earnings	2,835	2,694
Accumulated other comprehensive income/(loss)	73	176
Noncontrolling interests	109	106
Total stockholder’s equity	3,764	3,723

Total liabilities and stockholder’s equity	$35,087	$34,742

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Unaudited)
(Dollars in Millions)

Three Months Ended March 31, 2012	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Noncontrolling interests	Total
Balance at December 31, 2011	$745	$2	$2,512	$116	$95	$3,470
Profit of consolidated companies			120		4	124
Dividend paid to Cat Inc.			(250)			(250)
Foreign currency translation, net of tax				107	(1)	106
Derivative financial instruments, net of tax				1		1
Balance at March 31, 2012	$745	$2	$2,382	$224	$98	$3,451

Three Months Ended March 31, 2013
Balance at December 31, 2012	$745	$2	$2,694	$176	$106	$3,723
Profit of consolidated companies			141		3	144
Foreign currency translation, net of tax				(104)	—	(104)
Derivative financial instruments, net of tax				1		1
Balance at March 31, 2013	$745	$2	$2,835	$73	$109	$3,764

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Profit of consolidated companies	$144	$124
Adjustments for non-cash items:
Depreciation and amortization	179	174
Amortization of receivables purchase discount	(58)	(57)
Provision for credit losses	16	19
Gain on sales of receivables	(1)	(1)
Other, net	—	(22)
Changes in assets and liabilities:
Receivables from others	(36)	(6)
Other receivables/payables with Caterpillar	8	4
Payable to dealers and others	(1)	6
Accrued interest payable	(29)	(30)
Accrued expenses and other liabilities, net	(50)	(36)
Income taxes payable	24	26
Net cash provided by operating activities	196	201

Cash flows from investing activities:
Capital expenditures for equipment on operating leases and other capital expenditures	(320)	(343)
Proceeds from disposals of equipment	154	212
Additions to finance receivables	(3,337)	(4,759)
Collections of finance receivables	2,939	4,188
Net changes in Caterpillar purchased receivables	(14)	43
Proceeds from sales of receivables	66	39
Net change in variable lending to Caterpillar	32	—
Additions to other notes receivable with Caterpillar	—	(29)
Collections on other notes receivable with Caterpillar	6	9
Restricted cash and cash equivalents activity, net	(20)	37
Other, net	2	(9)
Net cash provided by (used for) investing activities	(492)	(612)

Cash flows from financing activities:
Proceeds from debt issued (original maturities greater than three months)	2,665	2,355
Payments on debt issued (original maturities greater than three months)	(2,576)	(2,087)
Short-term borrowings, net (original maturities three months or less)	386	356
Dividend paid to Caterpillar	—	(250)
Net cash provided by (used for) financing activities	475	374

Effect of exchange rate changes on cash and cash equivalents	(3)	13

Increase/(decrease) in cash and cash equivalents	176	(24)
Cash and cash equivalents at beginning of year	2,080	1,176
Cash and cash equivalents at end of period	$2,256	$1,152

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated profit for the three months ended March 31, 2013 and 2012, (b) the consolidated comprehensive income for the three months ended March 31, 2013 and 2012, (c) the consolidated financial position as of March 31, 2013 and December 31, 2012, (d) the consolidated changes in stockholder's equity for the three months ended March 31, 2013 and 2012 and (e) the consolidated cash flows for the three months ended March 31, 2013 and 2012. The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

We have revised previously reported cash flows from operating and financing activities for the three month period ended March 31, 2012 to correct the treatment of interest payments on certain bank borrowings.  Cash provided by operating activities decreased from the amounts previously reported by $15 million for the three month period ended March 31, 2012, and cash provided by financing activities increased by the same amount.  Revisions will be made to previously reported amounts in future filings.  Cash provided by operating activities will decrease by $57 million and $53 million for the years ended December 31, 2012 and 2011, respectively, and the unaudited cash flows  from operating activities will decrease by $29 million and $44 million for the six and nine month periods ended June 30 and September 30, 2012, respectively.  Cash provided by financing activities will increase by the same amounts for the respective periods.  Management has concluded that the impact was not material to any quarterly or annual period.

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

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2012.

The December 31, 2012 financial position data included herein was derived from the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2012, but does not include all disclosures required by U.S. GAAP.

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

UNAUDITED

2.	Accumulated Other Comprehensive Income/(Loss)

Comprehensive income/(loss) and its components are presented in the Consolidated Statements of Comprehensive Income. Changes in Accumulated other comprehensive income/(loss), net of tax, included in the Consolidated Statements of Changes in Stockholder's Equity, consisted of the following:

(Millions of dollars)	Foreign currency translation	Derivative financial instruments	Total

Balance at March 31, 2012	$229	$(5)	$224

Three Months Ended March 31, 2013
Balance at December 31, 2012	$184	$(8)	$176
Other comprehensive income/(loss) before reclassifications	(104)	—	(104)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	1	1
Other comprehensive income/(loss)	(104)	1	(103)
Balance at March 31, 2013	$80	$(7)	$73

The effect of the reclassifications out of Accumulated other comprehensive income/(loss) on the Consolidated Statements of Profit was as follows:

(Millions of dollars)		Three Months Ended March 31,
	Classification of income (expense)	2013
Foreign exchange contracts	Other income (expense)	$—
Interest rate contracts	Interest expense	(1)
Reclassifications before tax		(1)
Tax (provision) benefit		—
Total reclassifications from Accumulated other comprehensive income/(loss)		$(1)

3.	New Accounting Pronouncements

Disclosures about offsetting assets and liabilities – In December 2011, the Financial Accounting Standards Board (FASB) issued accounting guidance on disclosures about offsetting assets and liabilities. The guidance requires entities to disclose both gross and net information about instruments and transactions that are offset in the statement of financial position, as well as instruments and transactions that are subject to an enforceable master netting arrangement or similar agreement. In January 2013, the FASB issued guidance clarifying the scope of the disclosures to apply only to derivatives, including bifurcated embedded derivatives, repurchase and reverse repurchase agreements and securities lending and securities borrowing transactions. This guidance was effective January 1, 2013, with retrospective application required. The guidance did not have a material impact on our financial statements. See Note 5 for additional information.

Reporting of amounts reclassified out of accumulated other comprehensive income – In February 2013, the FASB issued accounting guidance on the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount is reclassified to net income in its entirety in the same reporting period. For other amounts not required to be reclassified in their entirety to net income in the same reporting period, a cross reference to other disclosures that provide additional detail about the reclassification amounts is required. This guidance was effective January 1, 2013 and did not have a material impact on our financial statements. See Note 2 for additional information.

UNAUDITED

Joint and several liability arrangements – In February 2013, the FASB issued accounting guidance on the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements. The guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The entity is also required to disclose the nature and amount of the obligation as well as any other information about those obligations. This guidance is effective January 1, 2014, with retrospective application required. We are currently reviewing the impact of this guidance on our financial statements and expect to complete this evaluation in 2013.

Parent's accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity – In March 2013, the FASB issued accounting guidance on the parent's accounting for the cumulative translation adjustment (CTA) upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. The new standard clarifies existing guidance regarding when the CTA should be released into earnings upon various deconsolidation and consolidation transactions. This guidance is effective January 1, 2014. We do not expect the adoption to have a material impact on our financial statements.

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

There were no impaired loans or finance leases as of March 31, 2013 and December 31, 2012, for the Dealer and Caterpillar Purchased Receivables portfolio segments. The average recorded investment for impaired loans and finance leases for the Dealer and Caterpillar Purchased Receivables portfolio segments was zero for the three months ended March 31, 2013 and 2012.

UNAUDITED

Individually impaired loans and finance leases for the Customer portfolio segment were as follows:

(Millions of dollars)
	As of March 31, 2013			As of December 31, 2012
Impaired Loans and Finance Leases With No Allowance Recorded	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Customer
North America	$25	$23	$—	$28	$27	$—
Europe	44	44	—	45	45	—
Asia/Pacific	5	5	—	2	2	—
Mining	—	—	—	1	1	—
Latin America	8	8	—	7	7	—
Caterpillar Power Finance	285	285	—	295	295	—
Total	$367	$365	$—	$378	$377	$—
Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$39	$36	$12	$47	$43	$10
Europe	37	34	11	40	37	14
Asia/Pacific	48	48	11	35	35	8
Mining	40	39	9	23	23	5
Latin America	60	60	18	43	43	12
Caterpillar Power Finance	145	141	40	116	112	24
Total	$369	$358	$101	$304	$293	$73
Total Impaired Loans and Finance Leases
Customer
North America	$64	$59	$12	$75	$70	$10
Europe	81	78	11	85	82	14
Asia/Pacific	53	53	11	37	37	8
Mining	40	39	9	24	24	5
Latin America	68	68	18	50	50	12
Caterpillar Power Finance	430	426	40	411	407	24
Total	$736	$723	$101	$682	$670	$73

UNAUDITED

(Millions of dollars)
	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
Impaired Loans and Finance Leases With No Allowance Recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Customer
North America	$28	$1	$67	$1
Europe	45	—	46	—
Asia/Pacific	4	—	3	—
Mining	—	—	8	—
Latin America	9	—	6	—
Caterpillar Power Finance	285	—	185	1
Total	$371	$1	$315	$2

Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$42	$—	$72	$—
Europe	41	1	40	—
Asia/Pacific	43	1	20	1
Mining	32	—	13	—
Latin America	54	1	26	—
Caterpillar Power Finance	131	—	87	—
Total	$343	$3	$258	$1

Total Impaired Loans and Finance Leases
Customer
North America	$70	$1	$139	$1
Europe	86	1	86	—
Asia/Pacific	47	1	23	1
Mining	32	—	21	—
Latin America	63	1	32	—
Caterpillar Power Finance	416	—	272	1
Total	$714	$4	$573	$3

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

As of March 31, 2013 and December 31, 2012, there were no loans or finance leases on non-accrual status for the Dealer or Caterpillar Purchased Receivables portfolio segments.

UNAUDITED

The investment in customer loans and finance leases on non-accrual status was as follows:

(Millions of dollars)
	March 31, 2013	December 31, 2012
Customer
North America	$48	$59
Europe	41	38
Asia/Pacific	53	36
Mining	12	12
Latin America	167	148
Caterpillar Power Finance	196	220
Total	$517	$513

Aging related to loans and finance leases was as follows:

(Millions of dollars)
	March 31, 2013
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$27	$7	$43	$77	$5,921	$5,998	$1
Europe	33	16	41	90	2,411	2,501	6
Asia/Pacific	62	34	81	177	3,256	3,433	30
Mining	5	—	12	17	2,102	2,119	—
Latin America	87	26	152	265	2,592	2,857	—
Caterpillar Power Finance	8	31	92	131	3,082	3,213	2
Dealer
North America	—	—	—	—	2,776	2,776	—
Europe	—	—	—	—	684	684	—
Asia/Pacific	—	—	—	—	983	983	—
Mining	—	—	—	—	1	1	—
Latin America	—	—	—	—	1,049	1,049	—
Caterpillar Power Finance	—	—	—	—	—	—	—
Caterpillar Purchased Receivables
North America	17	3	1	21	1,487	1,508	1
Europe	2	—	—	2	452	454	—
Asia/Pacific	—	—	—	—	761	761	—
Mining	—	—	—	—	—	—	—
Latin America	—	—	—	—	433	433	—
Caterpillar Power Finance	—	1	—	1	9	10	—
Total	$241	$118	$422	$781	$27,999	$28,780	$40

UNAUDITED

(Millions of dollars)
	December 31, 2012
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$35	$8	$52	$95	$5,889	$5,984	$—
Europe	23	9	36	68	2,487	2,555	6
Asia/Pacific	53	19	54	126	3,354	3,480	18
Mining	—	1	12	13	1,960	1,973	—
Latin America	62	19	138	219	2,500	2,719	—
Caterpillar Power Finance	15	14	126	155	3,017	3,172	4
Dealer
North America	—	—	—	—	2,931	2,931	—
Europe	—	—	—	—	652	652	—
Asia/Pacific	—	—	—	—	945	945	—
Mining	—	—	—	—	1	1	—
Latin America	—	—	—	—	1,057	1,057	—
Caterpillar Power Finance	—	—	—	—	—	—	—
Caterpillar Purchased Receivables
North America	17	3	2	22	1,334	1,356	2
Europe	1	—	—	1	331	332	—
Asia/Pacific	—	—	—	—	868	868	—
Mining	—	—	—	—	—	—	—
Latin America	—	—	—	—	547	547	—
Caterpillar Power Finance	—	—	1	1	10	11	1
Total	$206	$73	$421	$700	$27,883	$28,583	$31

UNAUDITED

Allowance for credit losses
In estimating the Allowance for credit losses, we review loans and finance leases that are past due, non-performing or in bankruptcy. An analysis of the Allowance for credit losses was as follows:

(Millions of dollars)
	March 31, 2013
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$414	$9	$3	$426
Receivables written off	(22)	—	—	(22)
Recoveries on receivables previously written off	12	—	—	12
Provision for credit losses	15	1	—	16
Adjustment due to sale of receivables	(1)	—	—	(1)
Foreign currency translation adjustment	(2)	—	—	(2)
Balance at end of period	$416	$10	$3	$429

Individually evaluated for impairment	$101	$—	$—	$101
Collectively evaluated for impairment	315	10	3	328
Ending Balance	$416	$10	$3	$429

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$736	$—	$—	$736
Collectively evaluated for impairment	19,385	5,493	3,166	28,044
Ending Balance	$20,121	$5,493	$3,166	$28,780

(Millions of dollars)
	December 31, 2012
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$360	$6	$3	$369
Receivables written off	(149)	—	—	(149)
Recoveries on receivables previously written off	47	—	—	47
Provision for credit losses	157	3	—	160
Adjustment due to sale of receivables	(2)	—	—	(2)
Foreign currency translation adjustment	1	—	—	1
Balance at end of year	$414	$9	$3	$426

Individually evaluated for impairment	$73	$—	$—	$73
Collectively evaluated for impairment	341	9	3	353
Ending Balance	$414	$9	$3	$426

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$682	$—	$—	$682
Collectively evaluated for impairment	19,201	5,586	3,114	27,901
Ending Balance	$19,883	$5,586	$3,114	$28,583

UNAUDITED

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

The recorded investment in performing and non-performing finance receivables was as follows:

(Millions of dollars)
	March 31, 2013
	Customer	Dealer	Caterpillar Purchased Receivables	Total
Performing
North America	$5,950	$2,776	$1,508	$10,234
Europe	2,460	684	454	3,598
Asia/Pacific	3,380	983	761	5,124
Mining	2,107	1	—	2,108
Latin America	2,690	1,049	433	4,172
Caterpillar Power Finance	3,017	—	10	3,027
Total Performing	$19,604	$5,493	$3,166	$28,263
Non-Performing
North America	$48	$—	$—	$48
Europe	41	—	—	41
Asia/Pacific	53	—	—	53
Mining	12	—	—	12
Latin America	167	—	—	167
Caterpillar Power Finance	196	—	—	196
Total Non-Performing	$517	$—	$—	$517
Total Performing and Non-Performing
North America	$5,998	$2,776	$1,508	$10,282
Europe	2,501	684	454	3,639
Asia/Pacific	3,433	983	761	5,177
Mining	2,119	1	—	2,120
Latin America	2,857	1,049	433	4,339
Caterpillar Power Finance	3,213	—	10	3,223
Total	$20,121	$5,493	$3,166	$28,780

UNAUDITED

(Millions of dollars)
	December 31, 2012
	Customer	Dealer	Caterpillar Purchased Receivables	Total
Performing
North America	$5,925	$2,931	$1,356	$10,212
Europe	2,517	652	332	3,501
Asia/Pacific	3,444	945	868	5,257
Mining	1,961	1	—	1,962
Latin America	2,571	1,057	547	4,175
Caterpillar Power Finance	2,952	—	11	2,963
Total Performing	$19,370	$5,586	$3,114	$28,070
Non-Performing
North America	$59	$—	$—	$59
Europe	38	—	—	38
Asia/Pacific	36	—	—	36
Mining	12	—	—	12
Latin America	148	—	—	148
Caterpillar Power Finance	220	—	—	220
Total Non-Performing	$513	$—	$—	$513
Total Performing and Non-Performing
North America	$5,984	$2,931	$1,356	$10,271
Europe	2,555	652	332	3,539
Asia/Pacific	3,480	945	868	5,293
Mining	1,973	1	—	1,974
Latin America	2,719	1,057	547	4,323
Caterpillar Power Finance	3,172	—	11	3,183
Total	$19,883	$5,586	$3,114	$28,583

Troubled debt restructurings
A restructuring of a loan constitutes a troubled debt restructuring (TDR) when the lender grants a concession it would not otherwise consider to a borrower experiencing financial difficulties. Concessions granted may include extended contract maturities, inclusion of interest only periods, below market interest rates, and extended skip payment periods.

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

There were no loans modified as TDRs during the three months ended March 31, 2013 and 2012 for the Dealer or Caterpillar Purchased Receivables portfolio segments.

UNAUDITED

Loans in the Customer portfolio segment modified as TDRs during the three months ended March 31, 2013 and 2012, were as follows:

(Dollars in millions)
	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment
Customer
North America	10	$2	$2	23	$2	$2
Europe	—	—	—	7	7	7
Caterpillar Power Finance(1)	4	36	37	5	32	32
Total(2)	14	$38	$39	35	$41	$41

(1) During the three months ended March 31, 2013, $5 million of additional funds were subsequently loaned to a borrower whose terms had been modified in a TDR. The $5 million of additional funds is not reflected in the table above as no incremental modifications have been made with the borrower during the period presented. At March 31, 2013, remaining commitments to lend additional funds to a borrower whose terms have been modified in a TDR were $30 million.
(2) Modifications include extended contract maturities, inclusion of interest only periods, below market interest rates, and extended skip payment periods.

TDRs in the Customer portfolio segment with a payment default during the three months ended March 31, 2013 and 2012, which had been modified within twelve months prior to the default date, were as follows:

(Dollars in millions)
	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment
Customer
North America	8	$2	11	$1
Caterpillar Power Finance	2	3	14	19
Total	10	$5	25	$20

B.	Transfers of Receivables
Certain finance receivables and equipment on operating leases are sold to third parties with limited or no recourse to us to mitigate the concentration of credit risk with certain customers and are generally accounted for as sales. We typically maintain servicing responsibilities for these third-party assets, which totaled $278 million and $291 million as of March 31, 2013 and December 31, 2012, respectively. Because we do not receive a servicing fee for these assets, a servicing liability is recorded. As of March 31, 2013 and December 31, 2012, these liabilities were not material. These assets are not available to pay our creditors.

C.	Purchases of Trade Receivables from Caterpillar Entities
We purchase trade receivables from Caterpillar entities at a discount. The discount is an estimate of the amount of financing revenue that would be earned at a market rate on these trade receivables over their expected life. The discount is amortized into revenue on an effective yield basis over the life of the receivables and recognized as Wholesale finance revenue. Amortized discounts for the trade receivables were $58 million and $57 million for the three months ended March 31, 2013 and 2012, respectively. In the Consolidated Statements of Cash Flows, collection of the discount is included in investing activities as the receivables are collected.

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

UNAUDITED

As of March 31, 2013, $4 million of deferred net losses, net of tax, included in equity (AOCI in the Consolidated Statements of Financial Position), related to our floating-to-fixed interest rate swaps, are expected to be reclassified to Interest expense over the next twelve months.  The actual amount recorded in Interest expense will vary based on interest rates at the time the hedged transactions impact earnings.

We have, at certain times, liquidated fixed-to-floating interest rate swaps that resulted in deferred gains at the time of liquidation.  The deferred gains associated with these interest rate swaps are included in Long-term debt in the Consolidated Statements of Financial Position and are being amortized to Interest expense over the remaining term of the previously designated hedged item.

The location and fair value of derivative instruments reported in the Consolidated Statements of Financial Position were as follows:

(Millions of dollars)
		Asset (Liability) Fair Value
	Consolidated Statements of Financial Position Location	March 31, 2013	December 31, 2012
Designated derivatives
Interest rate contracts	Other assets	$198	$226
Interest rate contracts	Accrued expenses	(8)	(8)
		$190	$218
Undesignated derivatives
Foreign exchange contracts	Other assets	$9	$10
Foreign exchange contracts	Accrued expenses	(16)	(5)
Cross currency contracts	Accrued expenses	(4)	(1)
Interest rate contracts	Other assets	1	2
Interest rate contracts	Accrued expenses	(1)	(1)
		$(11)	$5

For the three months ended March 31, 2013 and 2012, the deferred gains (losses) recorded in AOCI on the Consolidated Statements of Changes in Stockholder’s Equity associated with our cash flow interest rate contract hedges were as follows:

(Millions of dollars)
Balance as of December 31, 2012, net of tax of $4	$(8)
Gains (losses) deferred during the period, net of tax of $-	—
(Gains) losses reclassified to earnings, net of tax of $-	1
Balance as of March 31, 2013, net of tax of $4	$(7)

(Millions of dollars)
Balance as of December 31, 2011, net of tax of $3	$(6)
Gains (losses) deferred during the period, net of tax of $-	—
(Gains) losses reclassified to earnings, net of tax of $-	1
Balance as of March 31, 2012, net of tax of $3	$(5)

UNAUDITED

The effect of derivatives designated as hedging instruments on the Consolidated Statements of Profit was as follows:

Fair Value Hedges
(Millions of dollars)
		Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts	Other income (expense)	$(29)	$30	$(9)	$15

Cash Flow Hedges
(Millions of dollars)
Three Months Ended March 31, 2013
	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(1)	$—
Interest rate contracts	Other income (expense)	—	—
		$(1)	$—

Three Months Ended March 31, 2012
	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(1)	$—
Interest rate contracts	Other income (expense)	—	—
		$(1)	$—

The effect of derivatives not designated as hedging instruments on the Consolidated Statements of Profit was as follows:

Undesignated Derivatives
(Millions of dollars)		Three Months Ended March 31,
	Classification	2013	2012
Foreign exchange contracts	Other income (expense)	$(11)	$7
Cross currency contracts	Other income (expense)	(4)	—
Interest rate contracts	Other income (expense)	—	—
		$(15)	$7

Balance sheet offsetting
We enter into International Swaps and Derivatives Association (ISDA) master netting agreements that permit the net settlement of amounts owed under their respective derivative contracts. Under these master netting agreements, net settlement generally permits us or the counterparty to determine the net amount payable for contracts due on the same date and in the same currency for similar types of derivative transactions. The master netting agreements generally also provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event.

Collateral is generally not required of the counterparties or us under the master netting agreements. As of March 31, 2013 and December 31, 2012, no cash collateral was received or pledged under the master netting agreements.

UNAUDITED

The effect of the net settlement provisions of the master netting agreements on our derivative balances upon an event of default or a termination event is as follows:

Offsetting of Derivative Assets and Liabilities
(Millions of dollars)
	March 31, 2013	December 31, 2012
Derivative Assets
Gross Amount of Recognized Assets	$208	$238
Gross Amounts Offset	—	—
Net Amount of Assets(1)	208	238
Gross Amounts Not Offset
Financial Instruments	(19)	(12)
Cash Collateral Received	—	—
Net Amount	$189	$226

Derivative Liabilities
Gross Amount of Recognized Liabilities	$(29)	$(15)
Gross Amounts Offset	—	—
Net Amount of Liabilities(1)	(29)	(15)
Gross Amounts Not Offset
Financial Instruments	19	12
Cash Collateral Received	—	—
Net Amount	$(10)	$(3)

(1) As presented in the Consolidated Statements of Financial Position.

UNAUDITED

6.	Segment Information

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

B.     Measurement and Reconciliations

Cash, debt and other expenses are allocated to operating segments based on their respective portfolios. The related Interest expense is calculated based on the amount of allocated debt and the rates associated with that debt. Effective January 1, 2013, the performance of each segment is assessed based on a consistent leverage ratio. The Provision for credit losses included in each operating segment's profit is based on each operating segment's share of the Company's Allowance for credit losses.

To align with changes in executive management responsibilities and measurement of segment performance, our management reporting was updated effective January 1, 2013. Prior year data has been revised to conform to the 2013 presentation.

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

•	Timing - Timing differences in the recognition of costs between operating segment reporting and consolidated external reporting.

•	Methodology - Methodology differences between our operating segment reporting and our external reporting are as follows:

◦	Segment assets include off-balance sheet managed assets for which we typically maintain servicing responsibilities.

◦	The impact of the difference between the actual leverage and the segment leverage ratios is included as a methodology difference.

◦	Interest expense includes realized forward points on foreign currency forward contracts, with the mark-to-market elements of the forward exchange contracts included as a methodology difference.

◦	The profit attributable to noncontrolling interests is considered a component of segment profit.

As noted above, the operating segment information is presented on a management-reporting basis. Unlike financial reporting, there is no authoritative guidance for management reporting equivalent to U.S. GAAP.

UNAUDITED

Supplemental segment data and reconciliations to consolidated external reporting for the three months ended March 31 was as follows:

(Millions of dollars) 2013	Revenues	Segment Profit	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Segment Assets at March 31, 2013	Capital expenditures
North America	$225	$64	$65	$70	$(1)	$11,467	$108
Europe and CPF	122	37	28	19	9	7,901	31
Asia/Pacific	106	46	35	7	2	6,083	11
Latin America	106	28	36	20	8	5,084	64
Mining	110	14	20	58	11	3,377	105
Total Segments	669	189	184	174	29	33,912	319
Unallocated	17	(16)	15	1	(1)	1,371	1
Timing	(6)	9	—	—	(12)	28	—
Methodology	—	5	(8)	—	—	(78)	—
Inter-segment Eliminations	—	—	—	—	—	(146)	—
Total	$680	$187	$191	$175	$16	$35,087	$320

2012	Revenues	Segment Profit	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Segment Assets at December 31, 2012	Capital expenditures
North America	$236	$72	$71	$66	$(4)	$11,305	$65
Europe and CPF	120	31	38	19	8	7,785	91
Asia/Pacific	92	32	35	5	4	6,151	58
Latin America	95	30	36	14	3	4,973	21
Mining	112	17	24	65	2	3,212	108
Total Segments	655	182	204	169	13	33,426	343
Unallocated	18	(19)	16	—	1	1,529	—
Timing	(5)	(7)	—	—	5	17	—
Methodology	—	14	(16)	—	—	(61)	—
Inter-segment Eliminations	—	—	—	—	—	(169)	—
Total	$668	$170	$204	$169	$19	$34,742	$343

7.	Guarantees

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

 No loss has been experienced or is anticipated under any of these guarantees.  At March 31, 2013 and December 31, 2012, the related liability was $2 million. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees was $58 million and $61 million at March 31, 2013 and December 31, 2012, respectively. We have revised previously reported guarantee commitments to remove guarantees of consolidated subsidiary debt included in prior period amounts.

UNAUDITED

We provide guarantees to repurchase certain loans of Caterpillar dealers from a special purpose corporation (SPC) that qualifies as a VIE (see Note 1 for additional information regarding the accounting guidance on the consolidation of VIEs).  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  We have a loan purchase agreement with the SPC that obligates us to purchase certain loans that are not paid at maturity.  We receive a fee for providing this guarantee, which provides a source of liquidity for the SPC.  We are the primary beneficiary of the SPC as our guarantees result in us having both the power to direct the activities that most significantly impact the SPC's economic performance and the obligation to absorb losses, and therefore we have consolidated the financial statements of the SPC.  As of March 31, 2013 and December 31, 2012, the SPC’s assets of $804 million and $927 million, respectively, are primarily comprised of loans to dealers, which are included in Retail notes receivable in the Consolidated Statements of Financial Position, and the SPC's liabilities of $804 million and $927 million, respectively, are primarily comprised of commercial paper, which is included in Short-term borrowings in the Consolidated Statements of Financial Position. The assets of the SPC are not available to pay our creditors. We may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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

UNAUDITED

Assets and liabilities measured on a recurring basis at fair value included in our Consolidated Statements of Financial Position as of March 31, 2013 and December 31, 2012 are summarized below:

(Millions of dollars)
	March 31, 2013
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Assets
Derivative financial instruments, net	$—	$179	$—	$179
Total Assets	$—	$179	$—	$179
Liabilities
Guarantees	$—	$—	$2	$2
Total Liabilities	$—	$—	$2	$2

	December 31, 2012
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Assets
Derivative financial instruments, net	$—	$223	$—	$223
Total Assets	$—	$223	$—	$223
Liabilities
Guarantees	$—	$—	$2	$2
Total Liabilities	$—	$—	$2	$2

Below are roll-forwards of assets and liabilities measured at fair value using Level 3 inputs for the three months ended March 31, 2013 and 2012. These instruments were valued using pricing models that, in management’s judgment, reflect the assumptions of a marketplace participant.

(Millions of dollars)	Guarantees
Balance as of December 31, 2012	$2
Issuance of guarantees	1
Expiration of guarantees	(1)
Balance as of March 31, 2013	$2

(Millions of dollars)	Guarantees
Balance as of December 31, 2011	$2
Issuance of guarantees	—
Expiration of guarantees	—
Balance as of March 31, 2012	$2

Impaired loans
In addition to the amounts above, our impaired loans are subject to measurement at fair value on a nonrecurring basis. A loan is considered impaired when management determines that collection of contractual amounts due is not probable. In these cases, an Allowance for credit losses may be established based primarily on the fair value of associated collateral. As the collateral's fair value is based on observable market prices and/or current appraised values, the impaired loans are classified as Level 2 measurements. We had impaired loans carried at the fair value of the underlying collateral value of $190 million and $161 million as of March 31, 2013 and December 31, 2012, respectively.

UNAUDITED

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
Short-term borrowings – carrying amount approximated fair value.
Long-term debt – fair value for fixed and floating-rate debt was estimated based on quoted market prices.

Please refer to the table below for the fair values of our financial instruments.

(Millions of dollars)	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Cash and cash equivalents	$2,256	$2,256	$2,080	$2,080	1
Foreign currency contracts:
In a receivable position	$9	$9	$10	$10	2	Note 5
In a payable position	$(16)	$(16)	$(5)	$(5)	2	Note 5
Cross currency contracts	$(4)	$(4)	$(1)	$(1)	2	Note 5
Finance receivables, net (excluding finance leases(1))	$20,343	$20,184	$20,189	$20,079	2	Note 4
Restricted cash and cash equivalents(2)	$39	$39	$19	$19	1
Short-term borrowings	$(4,315)	$(4,315)	$(4,651)	$(4,651)	1
Long-term debt	$(25,725)	$(26,675)	$(25,077)	$(26,063)	2
Interest rate swaps:
In a net receivable position	$199	$199	$228	$228	2	Note 5
In a net payable position	$(9)	$(9)	$(9)	$(9)	2	Note 5
Guarantees	$(2)	$(2)	$(2)	$(2)	3	Note 7

(1)As of March 31, 2013 and December 31, 2012, represents finance leases with a net carrying value of $8,008 million and $7,968 million, respectively.
(2) Included in Other assets in the Consolidated Statements of Financial Position.

9.	Contingencies

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

The Provision for income taxes reflects an estimated annual tax rate of 27 percent for the first quarter of 2013 and 2012. The first quarter 2013 estimated annual tax rate of 27 percent excludes a benefit of $7 million reflecting the impact of the American Taxpayer Relief Act.

UNAUDITED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW:  FIRST QUARTER 2013 VS. FIRST QUARTER 2012

We reported first-quarter 2013 revenues of $680 million, an increase of $12 million, or 2 percent, compared with the first quarter of 2012. First-quarter 2013 profit after tax was $141 million, a $21 million, or 18 percent, increase from the first quarter of 2012.

•
The increase in revenues was primarily due to an $82 million favorable impact from higher average earning assets (finance receivables and operating leases at constant rates), partially offset by a $63 million unfavorable impact from lower average financing rates on new and existing finance receivables and operating leases and an $8 million unfavorable impact from returned or repossessed equipment.

•
Profit before income taxes was $187 million for the first quarter of 2013, compared with $170 million for the first quarter of 2012. The increase was primarily due to a $34 million favorable impact from higher average earning assets, partially offset by an $8 million unfavorable impact from returned or repossessed equipment and a $6 million unfavorable impact due to the absence of favorable mark-to-market adjustments that were recorded on interest rate derivative contracts in the first quarter of 2012.

•
The Provision for income taxes reflects an estimated annual tax rate of 27 percent for the first quarter of 2013 and 2012. The first quarter 2013 estimated annual tax rate of 27 percent excludes a benefit of $7 million reflecting the impact of the American Taxpayer Relief Act.

•
New retail financing in the first quarter of 2013 was $2.90 billion, a decrease of $162 million, or 5 percent, from the first quarter of 2012. The decrease was primarily related to our Asia/Pacific, Europe and Caterpillar Power Finance and Latin America operating segments, partially offset by growth in our North America operating segment.

•
At the end of the first quarter of 2013, past dues were 2.52 percent compared with 2.26 percent at the end of 2012. The increase in past dues from year-end is due to seasonality impacts. At the end of the first quarter of 2012, past dues were 3.19 percent. Write-offs, net of recoveries, were $10 million for the first quarter of 2013, down from $11 million for the first quarter of 2012.

•
As of March 31, 2013, our Allowance for credit losses totaled $429 million or 1.49 percent of net finance receivables, compared with $426 million or 1.49 percent of net finance receivables at year-end 2012. The Allowance for credit losses as of March 31, 2012, was $379 million or 1.47 percent of net finance receivables.

UNAUDITED

REVIEW OF CONSOLIDATED STATEMENTS OF PROFIT
THREE MONTHS ENDED MARCH 31, 2013 VS. THREE MONTHS ENDED MARCH 31, 2012

REVENUES
Retail and wholesale revenue for the first quarter of 2013 was $424 million, an increase of $14 million from the same period in 2012. The increase was due to a $53 million favorable impact from higher average earning assets (finance receivables at constant interest rates), partially offset by a $39 million unfavorable impact from lower interest rates on new and existing retail and wholesale receivables. The annualized average yield was 5.92 percent for the first quarter of 2013, compared with 6.47 percent for the first quarter of 2012.

Operating lease revenue for the first quarter of 2013 was $220 million, an increase of $4 million from the same period in 2012. The increase was due to a $28 million favorable impact from higher average earning assets (operating leases at constant rates), partially offset by a $24 million unfavorable impact from lower average financing rates on operating leases.

Other revenue, net, items were as follows:

(Millions of dollars)	Three Months Ended March 31,
	2013	2012
Finance receivable and operating lease fees (including late charges)	$19	$18
Fees on committed credit facility extended to Caterpillar	10	10
Interest income on Notes Receivable from Caterpillar	5	5
Net gain (loss) on returned or repossessed equipment	(4)	4
Miscellaneous other revenue, net	6	5
Total Other revenue, net	$36	$42

EXPENSES
Interest expense for the first quarter of 2013 was $191 million, a decrease of $13 million from the same period in 2012. This decrease was primarily due to a reduction of 60 basis points in the average cost of borrowing to 2.61 percent for the first quarter of 2013, down from 3.21 percent for the first quarter of 2012, partially offset by the impact of a 17 percent increase in average borrowings.

Depreciation expense on equipment leased to others was $175 million, up $6 million from the first quarter of 2012 due to an increase in the average operating lease portfolio.

General, operating and administrative expenses were $103 million for the first quarter of 2013, compared with $99 million for the same period in 2012.

The Provision for credit losses was $16 million for the first quarter of 2013, down $3 million from the first quarter of 2012. The Allowance for credit losses as of March 31, 2013, was 1.49 percent of net finance receivables compared with 1.47 percent as of March 31, 2012. See Note 4A of Notes to Consolidated Financial Statements for further discussion.

Other expenses were $5 million for the first quarter of 2013, compared with $8 million for the first quarter of 2012.

Other income (expense) items were as follows:

(Millions of dollars)	Three Months Ended March 31,
	2013	2012
Net gain from interest rate derivatives	$—	$6
Net currency exchange loss, including forward points	(3)	(5)
Total Other income (expense)	$(3)	$1

UNAUDITED

The Provision for income taxes was $43 million in the first quarter of 2013, compared with $46 million for the first quarter of 2012. The Provision for income taxes reflects an estimated annual tax rate of 27 percent for the first quarter of 2013 and 2012. The first quarter 2013 estimated annual tax rate of 27 percent excludes a benefit of $7 million reflecting the impact of the American Taxpayer Relief Act.

PROFIT
As a result of the performance discussed above, profit after tax was $141 million for the first quarter of 2013, an increase of $21 million, or 18 percent, from the first quarter of 2012.

REVIEW OF CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

ASSETS
Total assets were $35.09 billion as of March 31, 2013, an increase of $345 million, or 1 percent, from December 31, 2012, primarily due to an increase in net finance receivables and an increase in our cash position.

During the three months ended March 31, 2013, new retail financing was $2.90 billion, a decrease of $162 million, or 5 percent, from the same period in 2012. The decrease was primarily related to our Asia/Pacific, Europe and Caterpillar Power Finance and Latin America operating segments, partially offset by growth in our North America operating segment.

Off-Balance Sheet Managed Assets
We manage and service receivables and leases that have been sold to third parties with limited or no recourse to us to mitigate the concentration of credit risk with certain customers. These receivables/leases are not available to pay our creditors.

Off-balance sheet managed assets were as follows:

(Millions of dollars)
	March 31, 2013	December 31, 2012
Retail finance leases	$96	$116
Retail notes receivable	68	49
Retail installment sale contracts	57	66
Operating leases	57	60
Total off-balance sheet managed assets	$278	$291

TOTAL PAST DUE FINANCE AND RENTS RECEIVABLES
At the end of the first quarter of 2013, past dues were 2.52 percent compared with 2.26 percent at the end of 2012. The increase in past dues from year-end is due to seasonality impacts. At the end of the first quarter of 2012, past dues were 3.19 percent. Write-offs, net of recoveries, were $10 million for the first quarter of 2013, down from $11 million for the first quarter of 2012.

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

Total borrowings outstanding as of March 31, 2013 were $30.25 billion, an increase of $313 million over December 31, 2012, due to increasing portfolio balances and to provide for increased liquidity. Outstanding borrowings were as follows:

(Millions of dollars)	March 31, 2013	December 31, 2012
Medium-term notes, net of unamortized discount	$24,093	$23,475
Commercial paper, net of unamortized discount	3,246	3,654
Bank borrowings – long-term	1,632	1,602
Bank borrowings – short-term	464	418
Variable denomination floating rate demand notes	605	579
Notes payable to Caterpillar	209	208
Total outstanding borrowings	$30,249	$29,936

Medium-term notes
We issue medium-term unsecured notes through securities dealers or underwriters in the U.S., Canada, Europe, Australia, Japan, Hong Kong, Argentina and Mexico to both retail and institutional investors. These notes are offered in several currencies and with a variety of maturities. These notes are senior unsecured obligations of the Company. Medium-term notes outstanding as of March 31, 2013, mature as follows:

(Millions of dollars)
2013	$4,422
2014	5,950
2015	5,012
2016	2,513
2017	2,631
Thereafter	3,565
Total	$24,093

Medium-term notes issued totaled $1.76 billion and redeemed totaled $1.00 billion for the three months ended March 31, 2013.

UNAUDITED

Commercial paper
We issue unsecured commercial paper in the U.S., Europe and other international capital markets. These short-term promissory notes are issued on a discounted basis and are payable at maturity.

Revolving credit facilities
We have three global credit facilities with a syndicate of banks totaling $10.00 billion (Credit Facility) available in the aggregate to both Caterpillar and us for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of March 31, 2013 was $7.25 billion.

•	The 364-day facility of $3.00 billion (of which $2.18 billion is available to us) expires in September 2013.

•	The 2010 four-year facility, as amended, of $2.60 billion (of which $1.88 billion is available to us) expires in September 2015.

•	The 2011 five-year facility, as amended, of $4.40 billion (of which $3.19 billion is available to us) expires in September 2017.

At March 31, 2013, Caterpillar’s consolidated net worth was $25.10 billion, which was above the $9.00 billion required under the Credit Facility. The consolidated net worth is defined in the Credit Facility as the consolidated stockholder’s equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income/(loss).

At March 31, 2013, our covenant interest coverage ratio was 1.75 to 1.  This is above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at March 31, 2013, our covenant leverage ratio was 8.63 to 1.  This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event that either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the bank group may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings.  At March 31, 2013 and December 31, 2012, there were no borrowings under the Credit Facility.

Bank borrowings
Credit lines with banks as of March 31, 2013 totaled $4.76 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements. The remaining available credit commitments may be withdrawn any time at the lenders' discretion. As of March 31, 2013, we had $2.10 billion outstanding against these credit lines compared with $2.02 billion as of December 31, 2012, and were in compliance with all debt covenants under these credit lines.

Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction. We do not hold reserves to fund the payment of the demand notes. The notes are offered on a continuous basis by prospectus only.

Notes receivable from/payable to Caterpillar
Under our variable amount lending agreements and other notes receivable with Caterpillar, we may borrow up to $2.42 billion from Caterpillar, and Caterpillar may borrow up to $1.65 billion from us. The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice. We had notes receivable of $322 million and notes payable of $209 million outstanding under these agreements as of March 31, 2013, compared with notes receivable of $360 million and notes payable of $208 million as of December 31, 2012.

UNAUDITED

Committed credit facility
In addition, in 2011, we extended a $2 billion committed credit facility to Caterpillar, which expires in February 2019. We receive a fee from Caterpillar based on amounts drawn under the credit facility and a commitment fee for the undrawn amounts under the credit facility.  At March 31, 2013 and December 31, 2012, there were no borrowings under this credit facility.

OFF-BALANCE SHEET ARRANGEMENTS
We lease all of our facilities. In addition, we have potential payment exposure for guarantees issued to third parties totaling $58 million as of March 31, 2013.

CASH FLOWS
Operating cash flow was $196 million in the first quarter of 2013, compared with $201 million for the same period a year ago. Net cash used for investing activities was $492 million for the first quarter of 2013, compared with $612 million for the same period in 2012. The change is primarily due to less net cash used for finance receivables due to slower growth in the portfolio. Net cash provided by financing activities was $475 million for the first quarter of 2013, compared with $374 million for the same period in 2012. The change is primarily due to the absence of dividends paid to Caterpillar, partially offset by lower funding requirements.

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

UNAUDITED

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

UNAUDITED

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q may be considered "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements may relate to future events or our future financial performance, which may involve known and unknown risks and uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by any forward-looking statements. From time to time, we may also provide forward-looking statements in oral presentations to the public or in other materials we issue to the public. Forward-looking statements give current expectations or forecasts of future events about the company. You may identify these statements by the fact that they do not relate to historical or current facts and may use words such as "believes," "expects," "estimates," "anticipates," "will," "should," "plan," "project," "intend," "could" and similar words or phrases. These statements are only predictions. Actual events or results may differ materially due to factors that affect international businesses, including changes in economic conditions and ongoing challenges in the global financial and credit markets, and changes in laws and regulations (including regulations implemented under the Dodd-Frank Wall Street Reform and Consumer Protection Act) and political stability, as well as factors specific to Cat Financial and the markets we serve, including the market’s acceptance of our products and services, the creditworthiness of our customers, interest rate and currency rate fluctuations and estimated residual values of leased equipment. These risk factors may not be exhaustive. We operate in a continually changing business environment and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. Moreover, we do not assume responsibility for the accuracy and completeness of those statements. Forward-looking statements are qualified in their entirety by reference to the factors discussed under the captions "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K filed with the Securities and Exchange Commission (SEC) on February 19, 2013 and in this Form 10-Q filing. We do not undertake to update our forward-looking statements.

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

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

For a discussion of risks and uncertainties that may affect our business, please see Part I. Item 1A. Risk Factors in our annual report on Form 10-K filed with the SEC on February 19, 2013, for the year ended December 31, 2012. There has been no material change in this information for the current quarter.

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

Caterpillar Financial Services Corporation
(Registrant)
Date:	May 2, 2013	By:	/s/ Steven R. Elsesser
Steven R. Elsesser, Controller

Date:	May 2, 2013	By:	/s/ Kent M. Adams
Kent M. Adams, President, Director and Chief Executive Officer

UNAUDITED

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

12	Computation of Ratio of Profit to Fixed Charges
31.1	Certification of Kent M. Adams, President, Director and Chief Executive Officer of Caterpillar Financial Services Corporation, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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