Form 10-Q
period 2013-06-30
CATERPILLAR FINANCIAL SERVICES CORP
filed 2013-08-02
CIK 764764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Yes [   ] No [ ✓ ]
As of August 2, 2013, one share of common stock of the registrant was outstanding, which is owned by Caterpillar Inc.
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

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF PROFIT
(Unaudited)
(Dollars in Millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues:
Retail finance	$352	$328	$699	$654
Operating lease	229	214	449	430
Wholesale finance	80	86	157	170
Other, net	33	40	69	82
Total revenues	694	668	1,374	1,336

Expenses:
Interest	187	198	378	402
Depreciation on equipment leased to others	183	172	358	341
General, operating and administrative	108	105	211	204
Provision for credit losses	31	34	47	53
Other	5	5	10	13
Total expenses	514	514	1,004	1,013

Other income (expense)	(22)	(10)	(25)	(9)

Profit before income taxes	158	144	345	314

Provision for income taxes	44	39	87	85

Profit of consolidated companies	114	105	258	229

Less: Profit attributable to noncontrolling interests	3	1	6	5

Profit [1]	$111	$104	$252	$224

1 Profit attributable to Caterpillar Financial Services Corporation.

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Profit of consolidated companies	$114	$105	$258	$229

Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (expense)/benefit of: 2013-$21 three months, $(9) six months; 2012-$(47) three months, $(19) six months	(61)	(167)	(165)	(61)
Derivative financial instruments:
Gains (losses) deferred, net of tax (expense)/benefit of: 2013-$(1) three months, $(1) six months; 2012-$1 three months, $1 six months	2	(1)	2	(1)
(Gains) losses reclassified to earnings, net of tax (expense)/benefit of: 2013-$(1) three months, $(1) six months; 2012-$(1) three months, $(1) six months	1	—	2	1
Total Other comprehensive income (loss), net of tax	(58)	(168)	(161)	(61)

Comprehensive income (loss)	56	(63)	97	168

Less: Comprehensive income attributable to the noncontrolling interests	5	2	8	5

Comprehensive income (loss) attributable to Caterpillar Financial Services Corporation	$51	$(65)	$89	$163

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in Millions, except share data)

	June 30, 2013	December 31, 2012
Assets:
Cash and cash equivalents	$2,004	$2,080
Finance receivables
Retail notes receivable	10,856	11,111
Wholesale notes receivable	4,265	4,238
Finance leases and installment sale contracts - Retail	14,075	13,589
Finance leases and installment sale contracts - Wholesale	650	643
	29,846	29,581
Less: Unearned income	(967)	(998)
Less: Allowance for credit losses	(422)	(426)
Total net finance receivables	28,457	28,157

Notes receivable from Caterpillar	337	360
Equipment on operating leases,
less accumulated depreciation	3,075	2,959
Deferred and refundable income taxes	112	115
Other assets	1,054	1,071
Total assets	$35,039	$34,742

Liabilities and stockholder’s equity:
Payable to dealers and others	$146	$109
Payable to Caterpillar – other	66	85
Accrued expenses	234	267
Income taxes payable	65	70
Payable to Caterpillar - borrowings	185	208
Short-term borrowings	5,119	4,651
Current maturities of long-term debt	7,248	5,991
Long-term debt	17,731	19,086
Deferred income taxes and other liabilities	525	552
Total liabilities	31,319	31,019

Commitments and contingent liabilities (Notes 7 and 9)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid-in amount)	745	745
Additional paid-in capital	2	2
Retained earnings	2,846	2,694
Accumulated other comprehensive income/(loss)	13	176
Noncontrolling interests	114	106
Total stockholder’s equity	3,720	3,723

Total liabilities and stockholder’s equity	$35,039	$34,742

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Unaudited)
(Dollars in Millions)

Six Months Ended June 30, 2012	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Noncontrolling interests	Total
Balance at December 31, 2011	$745	$2	$2,512	$116	$95	$3,470
Profit of consolidated companies			224		5	229
Dividend paid to Cat Inc.			(250)			(250)
Foreign currency translation, net of tax				(61)		(61)
Derivative financial instruments, net of tax				—		—
Balance at June 30, 2012	$745	$2	$2,486	$55	$100	$3,388

Six Months Ended June 30, 2013
Balance at December 31, 2012	$745	$2	$2,694	$176	$106	$3,723
Profit of consolidated companies			252		6	258
Dividend paid to Cat Inc.			(100)			(100)
Foreign currency translation, net of tax				(167)	2	(165)
Derivative financial instruments, net of tax				4		4
Balance at June 30, 2013	$745	$2	$2,846	$13	$114	$3,720

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Profit of consolidated companies	$258	$229
Adjustments for non-cash items:
Depreciation and amortization	368	351
Amortization of receivables purchase discount	(120)	(120)
Provision for credit losses	47	53
Gain on sales of receivables	(1)	(1)
Other, net	33	(27)
Changes in assets and liabilities:
Receivables from others	(18)	(29)
Other receivables/payables with Caterpillar	(10)	(11)
Payable to dealers and others	(26)	3
Accrued interest payable	(25)	(36)
Accrued expenses and other liabilities, net	(46)	(31)
Income taxes payable	(7)	59
Payments on interest rate swaps	(2)	—
Net cash provided by operating activities	451	440

Cash flows from investing activities:
Capital expenditures for equipment on operating leases and other capital expenditures	(771)	(800)
Proceeds from disposals of equipment	312	486
Additions to finance receivables	(6,917)	(10,012)
Collections of finance receivables	5,969	8,017
Net changes in Caterpillar purchased receivables	(63)	117
Proceeds from sales of receivables	90	85
Net change in variable lending to Caterpillar	32	—
Additions to other notes receivable with Caterpillar	(22)	(66)
Collections on other notes receivable with Caterpillar	13	81
Restricted cash and cash equivalents activity, net	(23)	36
Other, net	(7)	(6)
Net cash provided by (used for) investing activities	(1,387)	(2,062)

Cash flows from financing activities:
Proceeds from debt issued (original maturities greater than three months)	5,067	7,357
Payments on debt issued (original maturities greater than three months)	(5,300)	(4,794)
Short-term borrowings, net (original maturities three months or less)	1,216	445
Dividend paid to Caterpillar	(100)	(250)
Net cash provided by (used for) financing activities	883	2,758

Effect of exchange rate changes on cash and cash equivalents	(23)	(102)

Increase/(decrease) in cash and cash equivalents	(76)	1,034
Cash and cash equivalents at beginning of year	2,080	1,176
Cash and cash equivalents at end of period	$2,004	$2,210

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated profit for the three and six months ended June 30, 2013 and 2012, (b) the consolidated comprehensive income for the three and six months ended June 30, 2013 and 2012, (c) the consolidated financial position as of June 30, 2013 and December 31, 2012, (d) the consolidated changes in stockholder's equity for the six months ended June 30, 2013 and 2012 and (e) the consolidated cash flows for the six months ended June 30, 2013 and 2012. The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

We have revised previously reported cash flows from operating and financing activities for the six month period ended June 30, 2012 to correct the treatment of interest payments on certain bank borrowings.  Cash provided by operating activities decreased from the amounts previously reported by $29 million for the six month period ended June 30, 2012, and cash provided by financing activities increased by the same amount.  Revisions will be made to previously reported amounts in future filings.  Cash provided by operating activities will decrease by $57 million and $53 million for the years ended December 31, 2012 and 2011, respectively, and the unaudited cash flows from operating activities will decrease by $44 million for the nine month period ended September 30, 2012.  Cash provided by financing activities will increase by the same amounts for the respective periods.  Management has concluded that the impact was not material to any quarterly or annual period.

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

Comprehensive income/(loss) and its components are presented in the Consolidated Statements of Comprehensive Income. Changes in Accumulated other comprehensive income/(loss), net of tax, included in the Consolidated Statements of Changes in Stockholder's Equity, consisted of the following:

(Millions of dollars)	Foreign currency translation	Derivative financial instruments	Total

Balance at June 30, 2012	$61	$(6)	$55

Three Months Ended June 30, 2013
Balance at March 31, 2013	$80	$(7)	$73
Other comprehensive income/(loss) before reclassifications	(63)	2	(61)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	1	1
Other comprehensive income/(loss)	(63)	3	(60)
Balance at June 30, 2013	$17	$(4)	$13

Six Months Ended June 30, 2013
Balance at December 31, 2012	$184	$(8)	$176
Other comprehensive income/(loss) before reclassifications	(167)	2	(165)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	2	2
Other comprehensive income/(loss)	(167)	4	(163)
Balance at June 30, 2013	$17	$(4)	$13

The effect of the reclassifications out of Accumulated other comprehensive income/(loss) on the Consolidated Statements of Profit was as follows:

(Millions of dollars)
	Classification of income (expense)	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Foreign exchange contracts	Other income (expense)	$—	$—
Interest rate contracts	Interest expense	(2)	(3)
Reclassifications before tax		(2)	(3)
Tax (provision) benefit		1	1
Total reclassifications from Accumulated other comprehensive income/(loss)		$(1)	$(2)

UNAUDITED

3.	New Accounting Pronouncements

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

Presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists – In July 2013, the FASB issued accounting guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  The guidance requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward in the financial statements if available under the applicable tax jurisdiction.   The guidance is effective January 1, 2014.  We do not expect the adoption to have a material impact on our financial statements.

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

During the second quarter of 2013, we changed the classification of certain loans and finance leases previously reported as impaired.  While these loans and finance leases had been incorrectly reported as impaired, the related allowance for these loans and finance leases was appropriately measured; therefore, this change had no impact on the Allowance for credit losses.  The impact of incorrectly reporting these loans and finance leases as impaired was not considered material to previously issued financial statements; however, prior period impaired loan and finance lease balances reported in Notes 4 and 8 have been revised.

There were no impaired loans or finance leases as of June 30, 2013 and December 31, 2012, for the Dealer and Caterpillar Purchased Receivables portfolio segments. The average recorded investment for impaired loans and finance leases for the Dealer and Caterpillar Purchased Receivables portfolio segments was zero for the three and six months ended June 30, 2013 and 2012.

UNAUDITED

Individually impaired loans and finance leases for the Customer portfolio segment were as follows:

(Millions of dollars)
	As of June 30, 2013			As of December 31, 2012
Impaired Loans and Finance Leases With No Allowance Recorded	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Customer
North America	$27	$25	$—	$28	$27	$—
Europe	48	48	—	45	45	—
Asia/Pacific	5	4	—	2	2	—
Mining	1	1	—	1	1	—
Latin America	10	10	—	7	7	—
Caterpillar Power Finance	270	270	—	295	295	—
Total	$361	$358	$—	$378	$377	$—
Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$11	$8	$3	$25	$23	$7
Europe	22	18	8	28	26	11
Asia/Pacific	14	14	3	19	19	4
Mining	—	—	—	—	—	—
Latin America	35	36	15	30	30	8
Caterpillar Power Finance	166	162	48	113	109	24
Total	$248	$238	$77	$215	$207	$54
Total Impaired Loans and Finance Leases
Customer
North America	$38	$33	$3	$53	$50	$7
Europe	70	66	8	73	71	11
Asia/Pacific	19	18	3	21	21	4
Mining	1	1	—	1	1	—
Latin America	45	46	15	37	37	8
Caterpillar Power Finance	436	432	48	408	404	24
Total	$609	$596	$77	$593	$584	$54

UNAUDITED

(Millions of dollars)
	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
Impaired Loans and Finance Leases With No Allowance Recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Customer
North America	$28	$2	$57	$—
Europe	45	—	45	—
Asia/Pacific	5	—	3	—
Mining	4	—	8	—
Latin America	9	—	5	—
Caterpillar Power Finance	287	1	203	1
Total	$378	$3	$321	$1

Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$17	$—	$26	$—
Europe	21	—	23	—
Asia/Pacific	16	—	14	—
Mining	2	—	—	—
Latin America	41	—	17	—
Caterpillar Power Finance	151	—	79	—
Total	$248	$—	$159	$—

Total Impaired Loans and Finance Leases
Customer
North America	$45	$2	$83	$—
Europe	66	—	68	—
Asia/Pacific	21	—	17	—
Mining	6	—	8	—
Latin America	50	—	22	—
Caterpillar Power Finance	438	1	282	1
Total	$626	$3	$480	$1

UNAUDITED

(Millions of dollars)
	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
Impaired Loans and Finance Leases With No Allowance Recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Customer
North America	$28	$3	$63	$1
Europe	45	—	45	—
Asia/Pacific	5	—	3	—
Mining	3	—	8	—
Latin America	9	—	6	—
Caterpillar Power Finance	286	1	191	2
Total	$376	$4	$316	$3

Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$20	$—	$26	$—
Europe	24	1	24	—
Asia/Pacific	17	1	13	1
Mining	1	—	—	—
Latin America	38	1	18	—
Caterpillar Power Finance	139	—	80	—
Total	$239	$3	$161	$1

Total Impaired Loans and Finance Leases
Customer
North America	$48	$3	$89	$1
Europe	69	1	69	—
Asia/Pacific	22	1	16	1
Mining	4	—	8	—
Latin America	47	1	24	—
Caterpillar Power Finance	425	1	271	2
Total	$615	$7	$477	$4

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

As of June 30, 2013 and December 31, 2012, there were no loans or finance leases on non-accrual status for the Dealer or Caterpillar Purchased Receivables portfolio segments.

UNAUDITED

The investment in customer loans and finance leases on non-accrual status was as follows:

(Millions of dollars)
	June 30, 2013	December 31, 2012
Customer
North America	$37	$59
Europe	38	38
Asia/Pacific	45	36
Mining	12	12
Latin America	197	148
Caterpillar Power Finance	182	220
Total	$511	$513

Aging related to loans and finance leases was as follows:

(Millions of dollars)
	June 30, 2013
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$26	$6	$29	$61	$6,077	$6,138	$1
Europe	32	13	39	84	2,553	2,637	12
Asia/Pacific	80	29	59	168	3,277	3,445	14
Mining	3	—	12	15	2,183	2,198	—
Latin America	66	33	173	272	2,459	2,731	—
Caterpillar Power Finance	10	40	109	159	3,030	3,189	18
Dealer
North America	—	—	—	—	2,941	2,941	—
Europe	—	—	—	—	635	635	—
Asia/Pacific	1	—	—	1	725	726	—
Mining	—	—	—	—	5	5	—
Latin America	—	—	—	—	997	997	—
Caterpillar Power Finance	—	—	—	—	1	1	—
Caterpillar Purchased Receivables
North America	16	2	—	18	1,730	1,748	—
Europe	6	3	2	11	457	468	2
Asia/Pacific	19	—	—	19	662	681	—
Mining	—	—	—	—	—	—	—
Latin America	—	—	—	—	330	330	—
Caterpillar Power Finance	—	1	—	1	8	9	—
Total	$259	$127	$423	$809	$28,070	$28,879	$47

UNAUDITED

(Millions of dollars)
	December 31, 2012
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$35	$8	$52	$95	$5,889	$5,984	$—
Europe	23	9	36	68	2,487	2,555	6
Asia/Pacific	53	19	54	126	3,354	3,480	18
Mining	—	1	12	13	1,960	1,973	—
Latin America	62	19	138	219	2,500	2,719	—
Caterpillar Power Finance	15	14	126	155	3,017	3,172	4
Dealer
North America	—	—	—	—	2,931	2,931	—
Europe	—	—	—	—	652	652	—
Asia/Pacific	—	—	—	—	945	945	—
Mining	—	—	—	—	1	1	—
Latin America	—	—	—	—	1,057	1,057	—
Caterpillar Power Finance	—	—	—	—	—	—	—
Caterpillar Purchased Receivables
North America	17	3	2	22	1,334	1,356	2
Europe	1	—	—	1	331	332	—
Asia/Pacific	—	—	—	—	868	868	—
Mining	—	—	—	—	—	—	—
Latin America	—	—	—	—	547	547	—
Caterpillar Power Finance	—	—	1	1	10	11	1
Total	$206	$73	$421	$700	$27,883	$28,583	$31

UNAUDITED

Allowance for credit losses
In estimating the Allowance for credit losses, we review loans and finance leases that are past due, non-performing or in bankruptcy. An analysis of the Allowance for credit losses was as follows:

(Millions of dollars)
	June 30, 2013
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$414	$9	$3	$426
Receivables written off	(64)	—	—	(64)
Recoveries on receivables previously written off	27	—	—	27
Provision for credit losses	39	1	—	40
Adjustment due to sale of receivables	(1)	—	—	(1)
Foreign currency translation adjustment	(6)	—	—	(6)
Balance at end of period	$409	$10	$3	$422

Individually evaluated for impairment	$77	$—	$—	$77
Collectively evaluated for impairment	332	10	3	345
Ending Balance	$409	$10	$3	$422

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$609	$—	$—	$609
Collectively evaluated for impairment	19,729	5,305	3,236	28,270
Ending Balance	$20,338	$5,305	$3,236	$28,879

(Millions of dollars)
	December 31, 2012
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$360	$6	$3	$369
Receivables written off	(149)	—	—	(149)
Recoveries on receivables previously written off	47	—	—	47
Provision for credit losses	157	3	—	160
Adjustment due to sale of receivables	(2)	—	—	(2)
Foreign currency translation adjustment	1	—	—	1
Balance at end of year	$414	$9	$3	$426

Individually evaluated for impairment	$54	$—	$—	$54
Collectively evaluated for impairment	360	9	3	372
Ending Balance	$414	$9	$3	$426

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$593	$—	$—	$593
Collectively evaluated for impairment	19,290	5,586	3,114	27,990
Ending Balance	$19,883	$5,586	$3,114	$28,583

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

The recorded investment in performing and non-performing finance receivables was as follows:

(Millions of dollars)
	June 30, 2013
	Customer	Dealer	Caterpillar Purchased Receivables	Total
Performing
North America	$6,101	$2,941	$1,748	$10,790
Europe	2,599	635	468	3,702
Asia/Pacific	3,400	726	681	4,807
Mining	2,186	5	—	2,191
Latin America	2,534	997	330	3,861
Caterpillar Power Finance	3,007	1	9	3,017
Total Performing	$19,827	$5,305	$3,236	$28,368
Non-Performing
North America	$37	$—	$—	$37
Europe	38	—	—	38
Asia/Pacific	45	—	—	45
Mining	12	—	—	12
Latin America	197	—	—	197
Caterpillar Power Finance	182	—	—	182
Total Non-Performing	$511	$—	$—	$511
Total Performing and Non-Performing
North America	$6,138	$2,941	$1,748	$10,827
Europe	2,637	635	468	3,740
Asia/Pacific	3,445	726	681	4,852
Mining	2,198	5	—	2,203
Latin America	2,731	997	330	4,058
Caterpillar Power Finance	3,189	1	9	3,199
Total	$20,338	$5,305	$3,236	$28,879

UNAUDITED

(Millions of dollars)
	December 31, 2012
	Customer	Dealer	Caterpillar Purchased Receivables	Total
Performing
North America	$5,925	$2,931	$1,356	$10,212
Europe	2,517	652	332	3,501
Asia/Pacific	3,444	945	868	5,257
Mining	1,961	1	—	1,962
Latin America	2,571	1,057	547	4,175
Caterpillar Power Finance	2,952	—	11	2,963
Total Performing	$19,370	$5,586	$3,114	$28,070
Non-Performing
North America	$59	$—	$—	$59
Europe	38	—	—	38
Asia/Pacific	36	—	—	36
Mining	12	—	—	12
Latin America	148	—	—	148
Caterpillar Power Finance	220	—	—	220
Total Non-Performing	$513	$—	$—	$513
Total Performing and Non-Performing
North America	$5,984	$2,931	$1,356	$10,271
Europe	2,555	652	332	3,539
Asia/Pacific	3,480	945	868	5,293
Mining	1,973	1	—	1,974
Latin America	2,719	1,057	547	4,323
Caterpillar Power Finance	3,172	—	11	3,183
Total	$19,883	$5,586	$3,114	$28,583

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

There were no loans or finance lease receivables modified as TDRs during the three and six months ended June 30, 2013 and 2012 for the Dealer or Caterpillar Purchased Receivables portfolio segments.

UNAUDITED

Loans and finance lease receivables in the Customer portfolio segment modified as TDRs during the three and six months ended June 30, 2013 and 2012, were as follows:

(Dollars in millions)
	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment
Customer
North America	22	$2	$3	18	$2	$2
Europe	8	1	1	—	—	—
Latin America	6	1	1	—	—	—
Total(2)	36	$4	$5	18	$2	$2

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment
Customer
North America	32	$4	$5	41	$4	$4
Europe	8	1	1	7	7	7
Latin America	6	1	1	—	—	—
Caterpillar Power Finance(1)	4	36	37	5	32	32
Total(2)	50	$42	$44	53	$43	$43

(1) During the three and six months ended June 30, 2013, $7 million and $12 million, respectively, of additional funds were subsequently loaned to a borrower whose terms had been modified in a TDR. The $7 million and $12 million of additional funds is not reflected in the table above as no incremental modifications have been made with the borrower during the period presented. At June 30, 2013, remaining commitments to lend additional funds to a borrower whose terms have been modified in a TDR were $19 million.
(2) Modifications include extended contract maturities, inclusion of interest only periods, below market interest rates, and extended skip payment periods.

TDRs in the Customer portfolio segment with a payment default during the three and six months ended June 30, 2013 and 2012, which had been modified within twelve months prior to the default date, were as follows:

(Dollars in millions)
	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment
Customer
North America	5	$1	14	$1
Caterpillar Power Finance	—	—	2	2
Total	5	$1	16	$3

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment
Customer
North America	13	$3	25	$2
Caterpillar Power Finance	2	3	16	21
Total	15	$6	41	$23

UNAUDITED

B.	Transfers of Receivables
Certain finance receivables and equipment on operating leases are sold to third parties with limited or no recourse to us to mitigate the concentration of credit risk with certain customers and are generally accounted for as sales. We typically maintain servicing responsibilities for these third-party assets, which totaled $273 million and $291 million as of June 30, 2013 and December 31, 2012, respectively. Because we do not receive a servicing fee for these assets, a servicing liability is recorded. As of June 30, 2013 and December 31, 2012, these liabilities were not material. These assets are not available to pay our creditors.

C.	Purchases of Trade Receivables from Caterpillar Entities
We purchase trade receivables from Caterpillar entities at a discount. The discount is an estimate of the amount of financing revenue that would be earned at a market rate on these trade receivables over their expected life. The discount is amortized into revenue on an effective yield basis over the life of the receivables and recognized as Wholesale finance revenue. Amortized discounts for the trade receivables were $62 million and $63 million for the three months ended June 30, 2013 and 2012, respectively, and $120 million for each of the six months ended June 30, 2013 and 2012. In the Consolidated Statements of Cash Flows, collection of the discount is included in investing activities as the receivables are collected.

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

As of June 30, 2013, $3 million of deferred net losses, net of tax, included in equity (AOCI in the Consolidated Statements of Financial Position), related to our floating-to-fixed interest rate swaps, are expected to be reclassified to Interest expense over the next twelve months.  The actual amount recorded in Interest expense will vary based on interest rates at the time the hedged transactions impact earnings.

We have, at certain times, liquidated fixed-to-floating interest rate swaps that resulted in deferred gains at the time of liquidation.  The deferred gains associated with these interest rate swaps are included in Long-term debt in the Consolidated Statements of Financial Position and are being amortized to Interest expense over the remaining term of the previously designated hedged item.

The location and fair value of derivative instruments reported in the Consolidated Statements of Financial Position were as follows:

(Millions of dollars)
		Asset (Liability) Fair Value
	Consolidated Statements of Financial Position Location	June 30, 2013	December 31, 2012
Designated derivatives
Interest rate contracts	Other assets	$153	$226
Interest rate contracts	Accrued expenses	(6)	(8)
		$147	$218
Undesignated derivatives
Foreign exchange contracts	Other assets	$10	$10
Foreign exchange contracts	Accrued expenses	(3)	(5)
Cross currency contracts	Other assets	6	—
Cross currency contracts	Accrued expenses	—	(1)
Interest rate contracts	Other assets	1	2
Interest rate contracts	Accrued expenses	—	(1)
		$14	$5

UNAUDITED

For the six months ended June 30, 2013 and 2012, the deferred gains (losses) recorded in AOCI on the Consolidated Statements of Changes in Stockholder’s Equity associated with our cash flow interest rate contract hedges were as follows:

(Millions of dollars)
Balance as of December 31, 2012, net of tax of $4	$(8)
Gains (losses) deferred during the period, net of tax of $(1)	2
(Gains) losses reclassified to earnings, net of tax of $1	2
Balance as of June 30, 2013, net of tax of $2	$(4)

(Millions of dollars)
Balance as of December 31, 2011, net of tax of $3	$(6)
Gains (losses) deferred during the period, net of tax of $1	(1)
(Gains) losses reclassified to earnings, net of tax of $1	1
Balance as of June 30, 2012, net of tax of $3	$(6)

The effect of derivatives designated as hedging instruments on the Consolidated Statements of Profit was as follows:

Fair Value Hedges
(Millions of dollars)
		Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts	Other income (expense)	$(49)	$50	$6	$(5)

		Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts	Other income (expense)	$(78)	$80	$(3)	$10

UNAUDITED

Cash Flow Hedges
(Millions of dollars)
		Three Months Ended June 30, 2013
	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(2)	$—
Interest rate contracts	Other income (expense)	—	—
		$(2)	$—

		Three Months Ended June 30, 2012
	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(1)	$—
Interest rate contracts	Other income (expense)	—	(1)
		$(1)	$(1)

		Six Months Ended June 30, 2013
	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(3)	$—
Interest rate contracts	Other income (expense)	—	—
		$(3)	$—

		Six Months Ended June 30, 2012
	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(2)	$—
Interest rate contracts	Other income (expense)	—	(1)
		$(2)	$(1)

The effect of derivatives not designated as hedging instruments on the Consolidated Statements of Profit was as follows:

Undesignated Derivatives
(Millions of dollars)		Three Months Ended June 30,
	Classification	2013	2012
Foreign exchange contracts	Other income (expense)	$5	$(5)
Cross currency contracts	Other income (expense)	11	—
Interest rate contracts	Other income (expense)	—	—
		$16	$(5)

		Six Months Ended June 30,
	Classification	2013	2012
Foreign exchange contracts	Other income (expense)	$(6)	$2
Cross currency contracts	Other income (expense)	7	—
Interest rate contracts	Other income (expense)	—	—
		$1	$2

UNAUDITED

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

Collateral is generally not required of the counterparties or us under the master netting agreements. As of June 30, 2013 and December 31, 2012, no cash collateral was received or pledged under the master netting agreements.

The effect of the net settlement provisions of the master netting agreements on our derivative balances upon an event of default or a termination event is as follows:

Offsetting of Derivative Assets and Liabilities
(Millions of dollars)
	June 30, 2013	December 31, 2012
Derivative Assets
Gross Amount of Recognized Assets	$170	$238
Gross Amounts Offset	—	—
Net Amount of Assets(1)	170	238
Gross Amounts Not Offset
Financial Instruments	(8)	(12)
Cash Collateral Received	—	—
Net Amount	$162	$226

Derivative Liabilities
Gross Amount of Recognized Liabilities	$(9)	$(15)
Gross Amounts Offset	—	—
Net Amount of Liabilities(1)	(9)	(15)
Gross Amounts Not Offset
Financial Instruments	8	12
Cash Collateral Received	—	—
Net Amount	$(1)	$(3)

(1) As presented in the Consolidated Statements of Financial Position.

UNAUDITED

6.	Segment Information

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

•	Timing - Timing differences in the recognition of costs between operating segment reporting and consolidated external reporting.

•	Methodology - Methodology differences between our operating segment reporting and our consolidated external reporting are as follows:

◦	Segment assets include off-balance sheet managed assets for which we typically maintain servicing responsibilities.

◦	The impact of the difference between the actual leverage and the segment leverage ratios is included as a methodology difference.

◦	Interest expense includes realized forward points on foreign currency forward contracts, with the mark-to-market elements of the forward exchange contracts included as a methodology difference.

◦	The profit attributable to noncontrolling interests is considered a component of segment profit.

As noted above, the operating segment information is presented on a management-reporting basis. Unlike financial reporting, there is no authoritative guidance for management reporting equivalent to U.S. GAAP.

UNAUDITED

Supplemental segment data and reconciliations to consolidated external reporting for the three months ended June 30 was as follows:

(Millions of dollars) 2013	Revenues	Segment Profit	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Segment Assets at June 30, 2013	Capital expenditures
North America	$236	$74	$66	$71	$(2)	$11,994	$207
Europe and CPF	120	30	26	20	17	8,003	69
Asia/Pacific	103	45	33	6	2	5,721	13
Latin America	105	32	37	22	1	4,846	60
Mining	117	24	21	64	3	3,485	101
Total Segments	681	205	183	183	21	34,049	450
Unallocated	20	(20)	15	—	(1)	1,449	—
Timing	(7)	(39)	—	—	11	—	1
Methodology	—	12	(11)	—	—	(112)	—
Inter-segment Eliminations	—	—	—	—	—	(347)	—
Total	$694	$158	$187	$183	$31	$35,039	$451

2012	Revenues	Segment Profit	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Segment Assets at December 31, 2012	Capital expenditures
North America	$236	$67	$68	$69	$5	$11,305	$119
Europe and CPF	114	26	35	20	9	7,785	52
Asia/Pacific	96	28	37	5	8	6,151	12
Latin America	94	30	34	15	4	4,973	28
Mining	116	20	22	62	3	3,212	245
Total Segments	656	171	196	171	29	33,426	456
Unallocated	18	(24)	14	1	—	1,529	—
Timing	(6)	(5)	—	—	5	17	1
Methodology	—	2	(12)	—	—	(61)	—
Inter-segment Eliminations	—	—	—	—	—	(169)	—
Total	$668	$144	$198	$172	$34	$34,742	$457

UNAUDITED

Supplemental segment data and reconciliations to consolidated external reporting for the six months ended June 30 was as follows:

(Millions of dollars) 2013	Revenues	Segment Profit	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Segment Assets at June 30, 2013	Capital expenditures
North America	$461	$138	$131	$141	$(3)	$11,994	$315
Europe and CPF	242	67	54	39	26	8,003	100
Asia/Pacific	209	91	68	13	4	5,721	24
Latin America	211	60	73	42	9	4,846	124
Mining	227	38	41	122	14	3,485	206
Total Segments	1,350	394	367	357	50	34,049	769
Unallocated	37	(36)	30	1	(2)	1,449	1
Timing	(13)	(30)	—	—	(1)	—	1
Methodology	—	17	(19)	—	—	(112)	—
Inter-segment Eliminations	—	—	—	—	—	(347)	—
Total	$1,374	$345	$378	$358	$47	$35,039	$771

2012	Revenues	Segment Profit	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Segment Assets at December 31, 2012	Capital expenditures
North America	$472	$139	$139	$135	$1	$11,305	$184
Europe and CPF	234	57	73	39	17	7,785	143
Asia/Pacific	188	60	72	10	12	6,151	70
Latin America	189	60	70	29	7	4,973	49
Mining	228	37	46	127	5	3,212	353
Total Segments	1,311	353	400	340	42	33,426	799
Unallocated	36	(43)	30	1	1	1,529	—
Timing	(11)	(12)	—	—	10	17	1
Methodology	—	16	(28)	—	—	(61)	—
Inter-segment Eliminations	—	—	—	—	—	(169)	—
Total	$1,336	$314	$402	$341	$53	$34,742	$800

7.	Guarantees

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

 No loss has been experienced or is anticipated under any of these guarantees.  At June 30, 2013 and December 31, 2012, the related liability was $2 million. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees was $47 million and $61 million at June 30, 2013 and December 31, 2012, respectively.

UNAUDITED

We provide guarantees to repurchase certain loans of Caterpillar dealers from a special purpose corporation (SPC) that qualifies as a VIE (see Note 1 for additional information regarding the accounting guidance on the consolidation of VIEs).  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  We have a loan purchase agreement with the SPC that obligates us to purchase certain loans that are not paid at maturity.  We receive a fee for providing this guarantee, which provides a source of liquidity for the SPC.  We are the primary beneficiary of the SPC as our guarantees result in us having both the power to direct the activities that most significantly impact the SPC's economic performance and the obligation to absorb losses, and therefore we have consolidated the financial statements of the SPC.  As of June 30, 2013 and December 31, 2012, the SPC’s assets of $889 million and $927 million, respectively, are primarily comprised of loans to dealers, which are included in Retail notes receivable in the Consolidated Statements of Financial Position, and the SPC's liabilities of $889 million and $927 million, respectively, are primarily comprised of commercial paper, which is included in Short-term borrowings in the Consolidated Statements of Financial Position. The assets of the SPC are not available to pay our creditors. We may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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

UNAUDITED

Assets and liabilities measured on a recurring basis at fair value included in our Consolidated Statements of Financial Position as of June 30, 2013 and December 31, 2012 are summarized below:

(Millions of dollars)
	June 30, 2013
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Assets
Derivative financial instruments, net	$—	$161	$—	$161
Total Assets	$—	$161	$—	$161
Liabilities
Guarantees	$—	$—	$2	$2
Total Liabilities	$—	$—	$2	$2

	December 31, 2012
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Assets
Derivative financial instruments, net	$—	$223	$—	$223
Total Assets	$—	$223	$—	$223
Liabilities
Guarantees	$—	$—	$2	$2
Total Liabilities	$—	$—	$2	$2

Below are roll-forwards of assets and liabilities measured at fair value using Level 3 inputs for the six months ended June 30, 2013 and 2012. These instruments were valued using pricing models that, in management’s judgment, reflect the assumptions of a marketplace participant.

(Millions of dollars)	Guarantees
Balance as of December 31, 2012	$2
Issuance of guarantees	2
Expiration of guarantees	(2)
Balance as of June 30, 2013	$2

(Millions of dollars)	Guarantees
Balance as of December 31, 2011	$2
Issuance of guarantees	1
Expiration of guarantees	(1)
Balance as of June 30, 2012	$2

Impaired loans
In addition to the amounts above, our impaired loans are subject to measurement at fair value on a nonrecurring basis. A loan is considered impaired when management determines that collection of contractual amounts due is not probable. In these cases, an Allowance for credit losses may be established based primarily on the fair value of associated collateral. As the collateral's fair value is based on observable market prices and/or current appraised values, the impaired loans are classified as Level 2 measurements. We had impaired loans carried at the fair value of the underlying collateral value of $131 million and $117 million as of June 30, 2013 and December 31, 2012, respectively.

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
Short-term borrowings – carrying amount approximated fair value.
Long-term debt – fair value for fixed and floating-rate debt was estimated based on quoted market prices.

Please refer to the table below for the fair values of our financial instruments.

(Millions of dollars)	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Cash and cash equivalents	$2,004	$2,004	$2,080	$2,080	1
Foreign currency contracts:
In a receivable position	$10	$10	$10	$10	2	Note 5
In a payable position	$(3)	$(3)	$(5)	$(5)	2	Note 5
Cross currency contracts
In a receivable position	$6	$6	$—	$—	2	Note 5
In a payable position	$—	$—	$(1)	$(1)	2	Note 5
Finance receivables, net (excluding finance leases(1))	$20,393	$20,262	$20,189	$20,079	2	Note 4
Restricted cash and cash equivalents(2)	$42	$42	$19	$19	1
Short-term borrowings	$(5,119)	$(5,119)	$(4,651)	$(4,651)	1
Long-term debt	$(24,979)	$(25,607)	$(25,077)	$(26,063)	2
Interest rate swaps:
In a net receivable position	$154	$154	$228	$228	2	Note 5
In a net payable position	$(6)	$(6)	$(9)	$(9)	2	Note 5
Guarantees	$(2)	$(2)	$(2)	$(2)	3	Note 7

(1)As of June 30, 2013 and December 31, 2012, represents finance leases with a net carrying value of $8,064 million and $7,968 million, respectively.
(2) Included in Other assets in the Consolidated Statements of Financial Position.

9.	Contingencies

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

The Provision for income taxes reflects an estimated annual tax rate of 27 percent for the second quarters of both 2013 and 2012. The 2013 estimated annual tax rate of 27 percent excludes a benefit of $7 million reflecting the impact of the American Taxpayer Relief Act.

UNAUDITED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW:  SECOND QUARTER 2013 VS. SECOND QUARTER 2012

We reported second-quarter 2013 revenues of $694 million, an increase of $26 million, or 4 percent, compared with the second quarter of 2012. Second-quarter 2013 profit after tax was $111 million, a $7 million, or 7 percent, increase from the second quarter of 2012.

•
The increase in revenues was due to a $74 million favorable impact from higher average earning assets (finance receivables and operating leases at constant rates), partially offset by a $40 million unfavorable impact from lower average financing rates on new and existing finance receivables and operating leases and an $8 million unfavorable impact from returned or repossessed equipment.

•
Profit before income taxes was $158 million for the second quarter of 2013, compared with $144 million for the second quarter of 2012. The increase was primarily due to a $31 million favorable impact from higher average earning assets and a $7 million improvement in net yield on average earning assets. These increases were partially offset by a $22 million unfavorable impact from currency gains and losses and an $8 million unfavorable impact from returned or repossessed equipment.

•	The provision for income taxes reflects an estimated annual tax rate of 27 percent for the second quarters of both 2013 and 2012.

•
New retail financing in the second quarter of 2013 was $3.39 billion, a decrease of $452 million, or 12 percent, from the second quarter of 2012. The decrease was primarily within the Asia/Pacific and Latin America operating segments, partially offset by growth in the North America operating segment.

•
At the end of the second quarter of 2013, past dues were 2.64 percent compared with 2.52 percent at the end of the first quarter of 2013, 2.26 percent at the end of 2012 and 3.35 percent at the end of the second quarter of 2012. Although past dues have improved when compared with the second quarter of 2012, the increase from the end of 2012 and from the first quarter of 2013 reflects higher past dues in the Latin American, Asia/Pacific, and European portfolios. Write-offs, net of recoveries, were $27 million for the second quarter of 2013, up from $16 million for the second quarter of 2012.

•
As of June 30, 2013, our allowance for credit losses totaled $422 million or 1.46 percent of net finance receivables, compared with $426 million or 1.49 percent of net finance receivables at year-end 2012. The allowance for credit losses as of June 30, 2012, was $393 million or 1.47 percent of net finance receivables.

UNAUDITED

REVIEW OF CONSOLIDATED STATEMENTS OF PROFIT
THREE MONTHS ENDED JUNE 30, 2013 VS. THREE MONTHS ENDED JUNE 30, 2012

REVENUES
Retail and wholesale revenue for the second quarter of 2013 was $432 million, an increase of $18 million from the same period in 2012. The increase was due to a $46 million favorable impact from higher average earning assets (finance receivables at constant interest rates), partially offset by a $28 million unfavorable impact from lower interest rates on new and existing retail and wholesale receivables. The annualized average yield was 5.98 percent for the second quarter of 2013, compared with 6.36 percent for the second quarter of 2012.

Operating lease revenue for the second quarter of 2013 was $229 million, an increase of $15 million from the same period in 2012. The increase was due to a $28 million favorable impact from higher average earning assets (operating leases at constant rates), partially offset by a $13 million unfavorable impact from lower average financing rates on operating leases.

Other revenue, net, items were as follows:

(Millions of dollars)	Three Months Ended June 30,
	2013	2012
Finance receivable and operating lease fees (including late charges)	$19	$18
Fees on committed credit facility extended to Caterpillar	10	10
Interest income on Notes Receivable from Caterpillar	5	5
Net gain (loss) on returned or repossessed equipment	(7)	1
Miscellaneous other revenue, net	6	6
Total Other revenue, net	$33	$40

EXPENSES
Interest expense for the second quarter of 2013 was $187 million, a decrease of $11 million from the same period in 2012. This decrease was primarily due to a reduction of 50 basis points in the average cost of borrowing to 2.51 percent for the second quarter of 2013, down from 3.01 percent for the second quarter of 2012, partially offset by the impact of a 13 percent increase in average borrowings.

Depreciation expense on equipment leased to others was $183 million, up $11 million from the second quarter of 2012 due to an increase in the average operating lease portfolio.

General, operating and administrative expenses were $108 million for the second quarter of 2013, compared with $105 million for the same period in 2012.

The Provision for credit losses was $31 million for the second quarter of 2013, down $3 million from the second quarter of 2012. The Allowance for credit losses as of June 30, 2013, was 1.46 percent of net finance receivables compared with 1.47 percent as of June 30, 2012. See Note 4A of Notes to Consolidated Financial Statements for further discussion.

Other expenses were $5 million for the second quarters of both 2013 and 2012.

Other income (expense) items were as follows:

(Millions of dollars)	Three Months Ended June 30,
	2013	2012
Net gain from interest rate derivatives	$5	$—
Net currency exchange loss, including forward points	(27)	(10)
Total Other income (expense)	$(22)	$(10)

UNAUDITED

The Provision for income taxes was $44 million in the second quarter of 2013, compared with $39 million for the second quarter of 2012. The Provision for income taxes reflects an estimated annual tax rate of 27 percent for the second quarters of both 2013 and 2012.

PROFIT
As a result of the performance discussed above, profit after tax was $111 million for the second quarter of 2013, an increase of $7 million, or 7 percent, from the second quarter of 2012.

UNAUDITED

SIX MONTHS ENDED JUNE 30, 2013 VS. SIX MONTHS ENDED JUNE 30, 2012

REVENUES
Retail and wholesale revenue for the first six months of 2013 was $856 million, an increase of $32 million from the same period in 2012. The increase was due to a $99 million favorable impact from higher average earning assets (finance receivables at constant interest rates), partially offset by a $67 million unfavorable impact from lower interest rates on new and existing retail and wholesale receivables. The annualized average yield was 5.95 percent for the first six months of 2013, compared with 6.42 percent for the same period in 2012.

Operating lease revenue for the first six months of 2013 was $449 million, an increase of $19 million from the same period in 2012. The increase was due to a $56 million favorable impact from higher average earning assets (operating leases at constant rates), partially offset by a $37 million unfavorable impact from lower average financing rates on operating leases.

Other revenue, net, items were as follows:

(Millions of dollars)	Six Months Ended June 30,
	2013	2012
Finance receivable and operating lease fees (including late charges)	$38	$36
Fees on committed credit facility extended to Caterpillar	20	20
Interest income on Notes Receivable from Caterpillar	10	10
Net gain (loss) on returned or repossessed equipment	(11)	5
Miscellaneous other revenue, net	12	11
Total Other revenue, net	$69	$82

EXPENSES
Interest expense for the first six months of 2013 was $378 million, a decrease of $24 million from the same period in 2012. This decrease was primarily due to a reduction of 55 basis points in the average cost of borrowing to 2.56 percent for the first six months of 2013, down from 3.11 percent for the first six months of 2012, partially offset by the impact of a 15 percent increase in average borrowings.

Depreciation expense on equipment leased to others was $358 million, up $17 million from the first six months of 2012 due to an increase in the average operating lease portfolio.

General, operating and administrative expenses were $211 million for the first six months of 2013, compared with $204 million for the same period in 2012. The increase was primarily due to an increase in labor costs. There were 1,751 full-time employees as of June 30, 2013, compared with 1,693 as of June 30, 2012.

The Provision for credit losses was $47 million for the first six months of 2013, down $6 million from the first six months of 2012, due to a $13 million decrease in the provision expense related to finance receivables (a result of slower growth in the portfolio and the impact of a decrease in the allowance rate, partially offset by an increase in write-offs, net of recoveries), partially offset by a $7 million increase in the provision expense for miscellaneous receivables. The Allowance for credit losses as of June 30, 2013, was 1.46 percent of net finance receivables compared with 1.47 percent as of June 30, 2012. See Note 4A of Notes to Consolidated Financial Statements for further discussion.

Other expenses were $10 million for the first six months of 2013, down $3 million from the same period in 2012.

UNAUDITED

Other income (expense) items were as follows:

(Millions of dollars)	Six Months Ended June 30,
	2013	2012
Net gain from interest rate derivatives	$5	$6
Net currency exchange loss, including forward points	(30)	(15)
Total Other income (expense)	$(25)	$(9)

The Provision for income taxes was $87 million for the first six months of 2013, compared with $85 million for the same period in 2012. The Provision for income taxes for the six months ended June 30, 2013 and 2012 reflects an estimated annual tax rate of 27 percent. The 2013 estimated annual tax rate of 27 percent excludes a benefit of $7 million reflecting the impact of the American Taxpayer Relief Act.

PROFIT
As a result of the performance discussed above, profit after tax was $252 million for the first six months of 2013, an increase of $28 million, or 13 percent, from the first six months of 2012.

REVIEW OF CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

ASSETS
Total assets were $35.04 billion as of June 30, 2013, an increase of $297 million, or 1 percent, from December 31, 2012, primarily due to an increase in net finance receivables.

During the six months ended June 30, 2013, new retail financing was $6.28 billion, a decrease of $614 million, or 9 percent, from the same period in 2012. The decrease was primarily within the Asia/Pacific and Latin America operating segments, partially offset by growth in the North America operating segment.

Off-Balance Sheet Managed Assets
We manage and service receivables and leases that have been sold to third parties with limited or no recourse to us to mitigate the concentration of credit risk with certain customers. These receivables/leases are not available to pay our creditors.

Off-balance sheet managed assets were as follows:

(Millions of dollars)
	June 30, 2013	December 31, 2012
Retail finance leases	$102	$116
Retail notes receivable	63	49
Operating leases	57	60
Retail installment sale contracts	51	66
Total off-balance sheet managed assets	$273	$291

TOTAL PAST DUE FINANCE AND RENTS RECEIVABLES
At the end of the second quarter of 2013, past dues were 2.64 percent compared with 2.52 percent at the end of the first quarter of 2013, 2.26 percent at the end of 2012 and 3.35 percent at the end of the second quarter of 2012. Although past dues have improved when compared with the second quarter of 2012, the increase from the end of 2012 and from the first quarter of 2013 reflects higher past dues in the Latin American, Asia/Pacific, and European portfolios. Write-offs, net of recoveries, were $27 million for the second quarter of 2013, up from $16 million for the second quarter of 2012.

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

Total borrowings outstanding as of June 30, 2013 were $30.28 billion, an increase of $347 million over December 31, 2012, due to increasing portfolio balances. Outstanding borrowings were as follows:

(Millions of dollars)	June 30, 2013	December 31, 2012
Medium-term notes, net of unamortized discount	$23,460	$23,475
Commercial paper, net of unamortized discount	3,948	3,654
Bank borrowings – long-term	1,519	1,602
Bank borrowings – short-term	552	418
Variable denomination floating rate demand notes	619	579
Notes payable to Caterpillar	185	208
Total outstanding borrowings	$30,283	$29,936

Medium-term notes
We issue medium-term unsecured notes through securities dealers or underwriters in the U.S., Canada, Europe, Australia, Japan, Hong Kong, Argentina and Mexico to both retail and institutional investors. These notes are offered in several currencies and with a variety of maturities. These notes are senior unsecured obligations of the Company. Medium-term notes outstanding as of June 30, 2013, mature as follows:

(Millions of dollars)
2013	$2,401
2014	5,935
2015	5,494
2016	3,035
2017	2,637
Thereafter	3,958
Total	$23,460

Medium-term notes issued totaled $3.37 billion and redeemed totaled $2.99 billion for the six months ended June 30, 2013.

UNAUDITED

Commercial paper
We issue unsecured commercial paper in the U.S., Europe and other international capital markets. These short-term promissory notes are issued on a discounted basis and are payable at maturity.

Revolving credit facilities
We have three global credit facilities with a syndicate of banks totaling $10.00 billion (Credit Facility) available in the aggregate to both Caterpillar and us for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of June 30, 2013 was $7.25 billion.

•	The 364-day facility of $3.00 billion (of which $2.18 billion is available to us) expires in September 2013.

•	The 2010 four-year facility, as amended, of $2.60 billion (of which $1.88 billion is available to us) expires in September 2015.

•	The 2011 five-year facility, as amended, of $4.40 billion (of which $3.19 billion is available to us) expires in September 2017.

At June 30, 2013, Caterpillar’s consolidated net worth was $24.32 billion, which was above the $9.00 billion required under the Credit Facility. The consolidated net worth is defined in the Credit Facility as the consolidated stockholders' equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income/(loss).

At June 30, 2013, our covenant interest coverage ratio was 1.77 to 1.  This is above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at June 30, 2013, our covenant leverage ratio was 8.47 to 1.  This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event that either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the bank group may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings.  At June 30, 2013 and December 31, 2012, there were no borrowings under the Credit Facility.

Bank borrowings
Credit lines with banks as of June 30, 2013 totaled $4.61 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements. The remaining available credit commitments may be withdrawn any time at the lenders' discretion. As of June 30, 2013, we had $2.07 billion outstanding against these credit lines compared with $2.02 billion as of December 31, 2012, and were in compliance with all debt covenants under these credit lines.

Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction. We do not hold reserves to fund the payment of the demand notes. The notes are offered on a continuous basis by prospectus only.

Notes receivable from/payable to Caterpillar
Under our variable amount lending agreements and other notes receivable with Caterpillar, we may borrow up to $2.40 billion from Caterpillar, and Caterpillar may borrow up to $1.66 billion from us. The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice. We had notes receivable of $337 million and notes payable of $185 million outstanding under these agreements as of June 30, 2013, compared with notes receivable of $360 million and notes payable of $208 million as of December 31, 2012.

UNAUDITED

Committed credit facility
In addition, in 2011, we extended a $2 billion committed credit facility to Caterpillar, which expires in February 2019. We receive a fee from Caterpillar based on amounts drawn under the credit facility and a commitment fee for the undrawn amounts under the credit facility.  At June 30, 2013 and December 31, 2012, there were no borrowings under this credit facility.

OFF-BALANCE SHEET ARRANGEMENTS
We lease all of our facilities. In addition, we have potential payment exposure for guarantees issued to third parties totaling $47 million as of June 30, 2013.

CASH FLOWS
Operating cash flow was $451 million in the first six months of 2013, compared with $440 million for the same period a year ago. Net cash used for investing activities was $1.39 billion for the first half of 2013, compared with $2.06 billion for the same period in 2012. The change is primarily due to less net cash used for finance receivables due to slower growth in the portfolio. Net cash provided by financing activities was $883 million for the first half of 2013, compared with $2.76 billion for the same period in 2012. The change is primarily due to lower debt issuances needed to maintain our desired cash position and lower funding requirements for investing activities.

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

UNAUDITED

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q may be considered "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements may relate to future events or our future financial performance, which may involve known and unknown risks and uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by any forward-looking statements. From time to time, we may also provide forward-looking statements in oral presentations to the public or in other materials we issue to the public. Forward-looking statements give current expectations or forecasts of future events about the company. You may identify these statements by the fact that they do not relate to historical or current facts and may use words such as "believes," "expects," "estimates," "anticipates," "will," "should," "plan," "project," "intend," "could" and similar words or phrases. These statements are only predictions. Actual events or results may differ materially due to factors that affect international businesses, including changes in economic conditions and ongoing challenges in the global financial and credit markets, and changes in laws and regulations (including regulations implemented under the Dodd-Frank Wall Street Reform and Consumer Protection Act) and political stability, as well as factors specific to Cat Financial and the markets we serve, including the market’s acceptance of our products and services, the creditworthiness of our customers, interest rate and currency rate fluctuations and estimated residual values of leased equipment. These risk factors may not be exhaustive. We operate in a continually changing business environment and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. Moreover, we do not assume responsibility for the accuracy and completeness of those statements. Forward-looking statements are qualified in their entirety by reference to the factors discussed under the captions "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K filed with the Securities and Exchange Commission (SEC) on February 19, 2013, as supplemented in our Form 10-Q filing with the SEC on May 2, 2013 and in this Form 10-Q filing. We do not undertake to update our forward-looking statements.

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

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Caterpillar Financial Services Corporation
(Registrant)
Date:	August 2, 2013	By:	/s/ Steven R. Elsesser
Steven R. Elsesser, Controller

Date:	August 2, 2013	By:	/s/ Kent M. Adams
Kent M. Adams, President, Director and Chief Executive Officer

UNAUDITED

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

12	Computation of Ratio of Profit to Fixed Charges
31.1	Certification of Kent M. Adams, President, Director and Chief Executive Officer of Caterpillar Financial Services Corporation, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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