Form 10-Q
period 2013-09-30
CATERPILLAR FINANCIAL SERVICES CORP
filed 2013-11-01
CIK 764764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Yes [   ] No [ ✓ ]
As of November 1, 2013, one share of common stock of the registrant was outstanding, which is owned by Caterpillar Inc.
The registrant is a wholly owned subsidiary of Caterpillar Inc. and meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced disclosure format.

UNAUDITED

PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In addition to the accompanying unaudited consolidated financial statements for Caterpillar Financial Services Corporation (together with its subsidiaries, "Cat Financial," "the Company," "we," "us" or "our"), we suggest that you read our 2012 Annual Report on Form 10-K, as supplemented by our Current Report on Form 8-K filed on September 27, 2013 to reflect certain revisions to the consolidated financial statements. The Company files electronically with the Securities and Exchange Commission (SEC) required reports on Form 8-K, Form 10-Q, Form 10-K and registration statements on Form S-3 and other forms or reports as required. The public may read and copy any materials the Company has filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxies and information statements and other information regarding issuers that file electronically with the SEC. Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished with the SEC are available free of charge through Caterpillar Inc.'s Internet site (www.caterpillar.com/secfilings) as soon as reasonably practicable after filing with the SEC. Copies may also be obtained free of charge by writing to: Legal Dept., Caterpillar Financial Services Corporation, 2120 West End Ave., Nashville, Tennessee 37203-0001. In addition, the public may obtain more detailed information about our parent company, Caterpillar Inc. (together with its subsidiaries, "Caterpillar" or "Cat") by visiting its Internet site (www.caterpillar.com). None of the information contained at any time on our Internet site, Caterpillar’s Internet site or the SEC’s Internet site is incorporated by reference into this document.

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF PROFIT
(Unaudited)
(Dollars in Millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues:
Retail finance	$343	$341	$1,042	$995
Operating lease	238	218	687	648
Wholesale finance	72	82	229	252
Other, net	45	37	114	119
Total revenues	698	678	2,072	2,014

Expenses:
Interest	179	201	557	603
Depreciation on equipment leased to others	198	174	556	515
General, operating and administrative	106	104	317	308
Provision for credit losses	39	39	86	92
Other	6	7	16	20
Total expenses	528	525	1,532	1,538

Other income (expense)	(5)	—	(30)	(9)

Profit before income taxes	165	153	510	467

Provision for income taxes	44	41	131	126

Profit of consolidated companies	121	112	379	341

Less: Profit attributable to noncontrolling interests	3	3	9	8

Profit [1]	$118	$109	$370	$333

1 Profit attributable to Caterpillar Financial Services Corporation.

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Profit of consolidated companies	$121	$112	$379	$341

Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (expense)/benefit of: 2013 $33 three months, $24 nine months; 2012 $18 three months, $(1) nine months	118	89	(47)	28
Derivative financial instruments:
Gains (losses) deferred, net of tax (expense)/benefit of: 2013 $1 three months, $0 nine months; 2012 $1 three months, $2 nine months	(2)	(3)	—	(4)
(Gains) losses reclassified to earnings, net of tax (expense)/benefit of: 2013 $0 three months, $(1) nine months; 2012 $0 three months, $(1) nine months	1	1	3	2
Total Other comprehensive income (loss), net of tax	117	87	(44)	26

Comprehensive income (loss)	238	199	335	367

Less: Comprehensive income attributable to the noncontrolling interests	4	2	12	7

Comprehensive income (loss) attributable to Caterpillar Financial Services Corporation	$234	$197	$323	$360

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in Millions, except share data)

	September 30, 2013	December 31, 2012
Assets:
Cash and cash equivalents	$2,044	$2,080
Finance receivables
Retail notes receivable	11,105	11,111
Wholesale notes receivable	3,695	4,238
Finance leases and installment sale contracts - Retail	14,408	13,589
Finance leases and installment sale contracts - Wholesale	637	643
	29,845	29,581
Less: Unearned income	(971)	(998)
Less: Allowance for credit losses	(404)	(426)
Total net finance receivables	28,470	28,157

Notes receivable from Caterpillar	330	360
Equipment on operating leases,
less accumulated depreciation	3,279	2,959
Deferred and refundable income taxes	161	115
Other assets	1,024	1,071
Total assets	$35,308	$34,742

Liabilities and stockholder’s equity:
Payable to dealers and others	$117	$109
Payable to Caterpillar – other	73	85
Accrued expenses	200	267
Income taxes payable	67	70
Payable to Caterpillar - borrowings	186	208
Short-term borrowings	5,557	4,651
Current maturities of long-term debt	6,565	5,991
Long-term debt	18,064	19,086
Deferred income taxes and other liabilities	521	552
Total liabilities	31,350	31,019

Commitments and contingent liabilities (Notes 7 and 9)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid-in amount)	745	745
Additional paid-in capital	2	2
Retained earnings	2,964	2,694
Accumulated other comprehensive income/(loss)	129	176
Noncontrolling interests	118	106
Total stockholder’s equity	3,958	3,723

Total liabilities and stockholder’s equity	$35,308	$34,742

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Unaudited)
(Dollars in Millions)

Nine Months Ended September 30, 2012	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Noncontrolling interests	Total
Balance at December 31, 2011	$745	$2	$2,512	$116	$95	$3,470
Profit of consolidated companies			333		8	341
Dividend paid to Cat Inc.			(250)			(250)
Foreign currency translation, net of tax				29	(1)	28
Derivative financial instruments, net of tax				(2)		(2)
Balance at September 30, 2012	$745	$2	$2,595	$143	$102	$3,587

Nine Months Ended September 30, 2013
Balance at December 31, 2012	$745	$2	$2,694	$176	$106	$3,723
Profit of consolidated companies			370		9	379
Dividend paid to Cat Inc.			(100)			(100)
Foreign currency translation, net of tax				(50)	3	(47)
Derivative financial instruments, net of tax				3		3
Balance at September 30, 2013	$745	$2	$2,964	$129	$118	$3,958

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Profit of consolidated companies	$379	$341
Adjustments for non-cash items:
Depreciation and amortization	570	529
Amortization of receivables purchase discount	(175)	(181)
Provision for credit losses	86	92
Gain on sales of receivables	(2)	(2)
Other, net	57	(20)
Changes in assets and liabilities:
Receivables from others	10	(61)
Other receivables/payables with Caterpillar	2	16
Payable to dealers and others	(76)	(12)
Accrued interest payable	(65)	(58)
Accrued expenses and other liabilities, net	(22)	(12)
Income taxes payable	(49)	24
Payments on interest rate swaps	(2)	—
Net cash provided by operating activities	713	656

Cash flows from investing activities:
Capital expenditures for equipment on operating leases and other capital expenditures	(1,244)	(1,232)
Proceeds from disposals of equipment	507	688
Additions to finance receivables	(10,400)	(14,195)
Collections of finance receivables	8,806	11,255
Net changes in Caterpillar purchased receivables	600	366
Proceeds from sales of receivables	111	109
Net change in variable lending to Caterpillar	32	(47)
Additions to other notes receivable with Caterpillar	(22)	(92)
Collections on other notes receivable with Caterpillar	20	92
Restricted cash and cash equivalents activity, net	4	47
Other, net	(1)	(1)
Net cash provided by (used for) investing activities	(1,587)	(3,010)

Cash flows from financing activities:
Net change in variable lending from Caterpillar	—	203
Proceeds from debt issued (original maturities greater than three months)	6,854	9,617
Payments on debt issued (original maturities greater than three months)	(7,636)	(6,237)
Short-term borrowings, net (original maturities three months or less)	1,735	128
Dividend paid to Caterpillar	(100)	(250)
Net cash provided by (used for) financing activities	853	3,461

Effect of exchange rate changes on cash and cash equivalents	(15)	(95)

Increase/(decrease) in cash and cash equivalents	(36)	1,012
Cash and cash equivalents at beginning of year	2,080	1,176
Cash and cash equivalents at end of period	$2,044	$2,188

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated profit for the three and nine months ended September 30, 2013 and 2012, (b) the consolidated comprehensive income for the three and nine months ended September 30, 2013 and 2012, (c) the consolidated financial position as of September 30, 2013 and December 31, 2012, (d) the consolidated changes in stockholder's equity for the nine months ended September 30, 2013 and 2012 and (e) the consolidated cash flows for the nine months ended September 30, 2013 and 2012. The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

We have revised previously reported cash flows from operating and financing activities for the nine month period ended September 30, 2012 to correct the treatment of interest payments on certain bank borrowings.  Cash provided by operating activities decreased from the amounts previously reported by $44 million for the nine month period ended September 30, 2012, and cash provided by financing activities increased by the same amount. Management has concluded that the impact was not material to any quarterly or annual period.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2012, as supplemented by our Current Report on Form 8-K filed on September 27, 2013 to reflect certain revisions to the consolidated financial statements.

The December 31, 2012 financial position data included herein was derived from the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2012, as supplemented by our Current Report on Form 8-K filed on September 27, 2013 to reflect certain revisions to the consolidated financial statements, but does not include all disclosures required by U.S. GAAP.

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

Comprehensive income/(loss) and its components are presented in the Consolidated Statements of Comprehensive Income. Changes in Accumulated other comprehensive income/(loss), net of tax, included in the Consolidated Statements of Changes in Stockholder's Equity, consisted of the following:

(Millions of dollars)	Foreign currency translation	Derivative financial instruments	Total

Balance at September 30, 2012	$151	$(8)	$143

Three Months Ended September 30, 2013
Balance at June 30, 2013	$17	$(4)	$13
Other comprehensive income/(loss) before reclassifications	117	(2)	115
Amounts reclassified from accumulated other comprehensive income/(loss)	—	1	1
Other comprehensive income/(loss)	117	(1)	116
Balance at September 30, 2013	$134	$(5)	$129

Nine Months Ended September 30, 2013
Balance at December 31, 2012	$184	$(8)	$176
Other comprehensive income/(loss) before reclassifications	(50)	—	(50)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	3	3
Other comprehensive income/(loss)	(50)	3	(47)
Balance at September 30, 2013	$134	$(5)	$129

The effect of the reclassifications out of Accumulated other comprehensive income/(loss) on the Consolidated Statements of Profit was as follows:

(Millions of dollars)
	Classification of income (expense)	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Foreign exchange contracts	Other income (expense)	$—	$—
Interest rate contracts	Interest expense	(1)	(4)
Reclassifications before tax		(1)	(4)
Tax (provision) benefit		—	1
Total reclassifications from Accumulated other comprehensive income/(loss)		$(1)	$(3)

UNAUDITED

3.	New Accounting Pronouncements

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

Impaired loans and finance leases
For all classes, a loan or finance lease is considered impaired, based on current information and events, if it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan or finance lease. Loans and finance leases reviewed for impairment include loans and finance leases that are past due, non-performing or in bankruptcy. Recognition of income is suspended and the loan or finance lease is placed on non-accrual status when management determines that collection of future income is not probable (generally after 120 days past due except in locations where local regulatory requirements dictate a different method, or instances in which relevant information is known that warrants placing the loan or finance lease on non-accrual status). Accrual is resumed and previously suspended income is recognized, when the loan or finance lease becomes contractually current and/or collection doubts are removed. Cash receipts on impaired loans or finance leases are recorded against the receivable and then to any unrecognized income.

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

There were no impaired loans or finance leases as of September 30, 2013 and December 31, 2012, for the Dealer and Caterpillar Purchased Receivables portfolio segments. The average recorded investment for impaired loans and finance leases for the Dealer and Caterpillar Purchased Receivables portfolio segments was zero for the three and nine months ended September 30, 2013 and 2012.

UNAUDITED

Individually impaired loans and finance leases for the Customer portfolio segment were as follows:

(Millions of dollars)
	As of September 30, 2013			As of December 31, 2012
Impaired Loans and Finance Leases With No Allowance Recorded	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Customer
North America	$20	$19	$—	$28	$27	$—
Europe	53	52	—	45	45	—
Asia/Pacific	2	2	—	2	2	—
Mining	127	127	—	1	1	—
Latin America	16	16	—	7	7	—
Caterpillar Power Finance	305	304	—	295	295	—
Total	$523	$520	$—	$378	$377	$—
Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$16	$14	$4	$25	$23	$7
Europe	19	15	7	28	26	11
Asia/Pacific	22	22	6	19	19	4
Mining	—	—	—	—	—	—
Latin America	62	62	18	30	30	8
Caterpillar Power Finance	94	89	25	113	109	24
Total	$213	$202	$60	$215	$207	$54
Total Impaired Loans and Finance Leases
Customer
North America	$36	$33	$4	$53	$50	$7
Europe	72	67	7	73	71	11
Asia/Pacific	24	24	6	21	21	4
Mining	127	127	—	1	1	—
Latin America	78	78	18	37	37	8
Caterpillar Power Finance	399	393	25	408	404	24
Total	$736	$722	$60	$593	$584	$54

UNAUDITED

(Millions of dollars)
	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
Impaired Loans and Finance Leases With No Allowance Recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Customer
North America	$23	$—	$41	$1
Europe	52	—	45	—
Asia/Pacific	3	—	3	—
Mining	96	2	9	1
Latin America	14	—	6	—
Caterpillar Power Finance	280	1	219	—
Total	$468	$3	$323	$2

Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$14	$—	$25	$—
Europe	21	—	27	1
Asia/Pacific	18	—	15	—
Mining	—	—	—	—
Latin America	53	1	37	1
Caterpillar Power Finance	156	1	106	—
Total	$262	$2	$210	$2

Total Impaired Loans and Finance Leases
Customer
North America	$37	$—	$66	$1
Europe	73	—	72	1
Asia/Pacific	21	—	18	—
Mining	96	2	9	1
Latin America	67	1	43	1
Caterpillar Power Finance	436	2	325	—
Total	$730	$5	$533	$4

UNAUDITED

(Millions of dollars)
	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
Impaired Loans and Finance Leases With No Allowance Recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Customer
North America	$26	$3	$56	$2
Europe	48	—	45	—
Asia/Pacific	4	—	4	—
Mining	40	2	8	1
Latin America	11	—	6	—
Caterpillar Power Finance	285	2	204	2
Total	$414	$7	$323	$5

Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$18	$—	$25	$—
Europe	23	1	26	1
Asia/Pacific	18	1	13	1
Mining	1	—	—	—
Latin America	44	2	26	1
Caterpillar Power Finance	143	1	87	—
Total	$247	$5	$177	$3

Total Impaired Loans and Finance Leases
Customer
North America	$44	$3	$81	$2
Europe	71	1	71	1
Asia/Pacific	22	1	17	1
Mining	41	2	8	1
Latin America	55	2	32	1
Caterpillar Power Finance	428	3	291	2
Total	$661	$12	$500	$8

Non-accrual and past due loans and finance leases
For all classes, we consider a loan or finance lease past due if any portion of a contractual payment is due and unpaid for more than 30 days. Recognition of income is suspended and the loan or finance lease is placed on non-accrual status when management determines that collection of future income is not probable (generally after 120 days past due except in locations where local regulatory requirements dictate a different method, or instances in which relevant information is known that warrants placing the loan or finance lease on non-accrual status). Accrual is resumed and previously suspended income is recognized, when the loan or finance lease becomes contractually current and/or collection doubts are removed.

As of September 30, 2013 and December 31, 2012, there were no loans or finance leases on non-accrual status for the Dealer or Caterpillar Purchased Receivables portfolio segments.

UNAUDITED

The investment in customer loans and finance leases on non-accrual status was as follows:

(Millions of dollars)
	September 30, 2013	December 31, 2012
Customer
North America	$39	$59
Europe	41	38
Asia/Pacific	51	36
Mining	31	12
Latin America	194	148
Caterpillar Power Finance	141	220
Total	$497	$513

Aging related to loans and finance leases was as follows:

(Millions of dollars)
	September 30, 2013
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$33	$9	$29	$71	$6,271	$6,342	$—
Europe	32	16	36	84	2,682	2,766	8
Asia/Pacific	65	42	61	168	3,264	3,432	16
Mining	—	—	12	12	2,281	2,293	—
Latin America	63	34	189	286	2,491	2,777	5
Caterpillar Power Finance	7	18	69	94	3,025	3,119	1
Dealer
North America	—	—	—	—	3,113	3,113	—
Europe	—	—	—	—	687	687	—
Asia/Pacific	—	—	—	—	716	716	—
Mining	—	—	—	—	5	5	—
Latin America	—	—	1	1	980	981	1
Caterpillar Power Finance	—	—	—	—	—	—	—
Caterpillar Purchased Receivables
North America	20	4	1	25	1,302	1,327	1
Europe	3	1	1	5	457	462	—
Asia/Pacific	—	—	—	—	346	346	—
Mining	—	—	—	—	—	—	—
Latin America	—	—	—	—	497	497	—
Caterpillar Power Finance	3	—	—	3	8	11	—
Total	$226	$124	$399	$749	$28,125	$28,874	$32

UNAUDITED

(Millions of dollars)
	December 31, 2012
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$35	$8	$52	$95	$5,889	$5,984	$—
Europe	23	9	36	68	2,487	2,555	6
Asia/Pacific	53	19	54	126	3,354	3,480	18
Mining	—	1	12	13	1,960	1,973	—
Latin America	62	19	138	219	2,500	2,719	—
Caterpillar Power Finance	15	14	126	155	3,017	3,172	4
Dealer
North America	—	—	—	—	2,931	2,931	—
Europe	—	—	—	—	652	652	—
Asia/Pacific	—	—	—	—	945	945	—
Mining	—	—	—	—	1	1	—
Latin America	—	—	—	—	1,057	1,057	—
Caterpillar Power Finance	—	—	—	—	—	—	—
Caterpillar Purchased Receivables
North America	17	3	2	22	1,334	1,356	2
Europe	1	—	—	1	331	332	—
Asia/Pacific	—	—	—	—	868	868	—
Mining	—	—	—	—	—	—	—
Latin America	—	—	—	—	547	547	—
Caterpillar Power Finance	—	—	1	1	10	11	1
Total	$206	$73	$421	$700	$27,883	$28,583	$31

UNAUDITED

Allowance for credit losses
In estimating the Allowance for credit losses, we review loans and finance leases that are past due, non-performing or in bankruptcy. An analysis of the Allowance for credit losses was as follows:

(Millions of dollars)
	September 30, 2013
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$414	$9	$3	$426
Receivables written off	(133)	—	—	(133)
Recoveries on receivables previously written off	38	—	—	38
Provision for credit losses	76	2	—	78
Adjustment due to sale of receivables	(1)	—	—	(1)
Foreign currency translation adjustment	(4)	—	—	(4)
Balance at end of period	$390	$11	$3	$404

Individually evaluated for impairment	$60	$—	$—	$60
Collectively evaluated for impairment	330	11	3	344
Ending Balance	$390	$11	$3	$404

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$736	$—	$—	$736
Collectively evaluated for impairment	19,993	5,502	2,643	28,138
Ending Balance	$20,729	$5,502	$2,643	$28,874

(Millions of dollars)
	December 31, 2012
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$360	$6	$3	$369
Receivables written off	(149)	—	—	(149)
Recoveries on receivables previously written off	47	—	—	47
Provision for credit losses	157	3	—	160
Adjustment due to sale of receivables	(2)	—	—	(2)
Foreign currency translation adjustment	1	—	—	1
Balance at end of year	$414	$9	$3	$426

Individually evaluated for impairment	$54	$—	$—	$54
Collectively evaluated for impairment	360	9	3	372
Ending Balance	$414	$9	$3	$426

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$593	$—	$—	$593
Collectively evaluated for impairment	19,290	5,586	3,114	27,990
Ending Balance	$19,883	$5,586	$3,114	$28,583

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

The recorded investment in performing and non-performing finance receivables was as follows:

(Millions of dollars)
	September 30, 2013
	Customer	Dealer	Caterpillar Purchased Receivables	Total
Performing
North America	$6,303	$3,113	$1,327	$10,743
Europe	2,725	687	462	3,874
Asia/Pacific	3,381	716	346	4,443
Mining	2,262	5	—	2,267
Latin America	2,583	981	497	4,061
Caterpillar Power Finance	2,978	—	11	2,989
Total Performing	$20,232	$5,502	$2,643	$28,377
Non-Performing
North America	$39	$—	$—	$39
Europe	41	—	—	41
Asia/Pacific	51	—	—	51
Mining	31	—	—	31
Latin America	194	—	—	194
Caterpillar Power Finance	141	—	—	141
Total Non-Performing	$497	$—	$—	$497
Total Performing and Non-Performing
North America	$6,342	$3,113	$1,327	$10,782
Europe	2,766	687	462	3,915
Asia/Pacific	3,432	716	346	4,494
Mining	2,293	5	—	2,298
Latin America	2,777	981	497	4,255
Caterpillar Power Finance	3,119	—	11	3,130
Total	$20,729	$5,502	$2,643	$28,874

UNAUDITED

(Millions of dollars)
	December 31, 2012
	Customer	Dealer	Caterpillar Purchased Receivables	Total
Performing
North America	$5,925	$2,931	$1,356	$10,212
Europe	2,517	652	332	3,501
Asia/Pacific	3,444	945	868	5,257
Mining	1,961	1	—	1,962
Latin America	2,571	1,057	547	4,175
Caterpillar Power Finance	2,952	—	11	2,963
Total Performing	$19,370	$5,586	$3,114	$28,070
Non-Performing
North America	$59	$—	$—	$59
Europe	38	—	—	38
Asia/Pacific	36	—	—	36
Mining	12	—	—	12
Latin America	148	—	—	148
Caterpillar Power Finance	220	—	—	220
Total Non-Performing	$513	$—	$—	$513
Total Performing and Non-Performing
North America	$5,984	$2,931	$1,356	$10,271
Europe	2,555	652	332	3,539
Asia/Pacific	3,480	945	868	5,293
Mining	1,973	1	—	1,974
Latin America	2,719	1,057	547	4,323
Caterpillar Power Finance	3,172	—	11	3,183
Total	$19,883	$5,586	$3,114	$28,583

Troubled debt restructurings
A restructuring of a loan or finance lease receivable constitutes a troubled debt restructuring (TDR) when the lender grants a concession it would not otherwise consider to a borrower experiencing financial difficulties. Concessions granted may include extended contract maturities, inclusion of interest only periods, below market interest rates and extended skip payment periods.

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

There were no loans or finance lease receivables modified as TDRs during the three and nine months ended September 30, 2013 and 2012 for the Dealer or Caterpillar Purchased Receivables portfolio segments.

UNAUDITED

Loans and finance lease receivables in the Customer portfolio segment modified as TDRs during the three and nine months ended September 30, 2013 and 2012, were as follows:

(Dollars in millions)	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment
Customer
North America	14	$1	$—	17	$4	$4
Europe	7	5	5	14	1	1
Asia/Pacific	—	—	—	12	3	3
Mining	45	123	123	—	—	—
Latin America	10	1	1	—	—	—
Caterpillar Power Finance(1)	6	65	67	15	151	151
Total(2)	82	$195	$196	58	$159	$159

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment
Customer
North America	46	$5	$5	58	$8	$8
Europe	15	6	6	21	8	8
Asia/Pacific	—	—	—	12	3	3
Mining	45	123	123	—	—	—
Latin America	16	2	2	—	—	—
Caterpillar Power Finance(1)	10	101	104	20	183	183
Total(2)	132	$237	$240	111	$202	$202

(1) During the three and nine months ended September 30, 2013, $13 million and $25 million, respectively, of additional funds were subsequently loaned to a borrower whose terms had been modified in a TDR. The $13 million and $25 million of additional funds is not reflected in the table above as no incremental modifications have been made with the borrower during the periods presented. At September 30, 2013, remaining commitments to lend additional funds to a borrower whose terms have been modified in a TDR were $4 million.
(2) Modifications include extended contract maturities, inclusion of interest only periods, below market interest rates and extended skip payment periods.

UNAUDITED

TDRs in the Customer portfolio segment with a payment default during the three and nine months ended September 30, 2013 and 2012, which had been modified within twelve months prior to the default date, were as follows:

(Dollars in millions)	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment
Customer
North America	5	$1	8	$1
Europe	5	—	—	—
Asia/Pacific	—	—	2	1
Total	10	$1	10	$2

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment
Customer
North America	18	$4	39	$3
Europe	5	—	—	—
Asia/Pacific	—	—	2	1
Caterpillar Power Finance	2	3	16	21
Total	25	$7	57	$25

B.	Transfers of Receivables
Certain finance receivables and equipment on operating leases are sold to third parties with limited or no recourse to us to mitigate the concentration of credit risk with certain customers and are generally accounted for as sales. We typically maintain servicing responsibilities for these third-party assets, which totaled $278 million and $291 million as of September 30, 2013 and December 31, 2012, respectively. Because we do not receive a servicing fee for these assets, a servicing liability is recorded. As of September 30, 2013 and December 31, 2012, these liabilities were not material. None of the receivables that are directly or indirectly sold or transfered to third parties in any of the foregoing transactions are available to pay our creditors.

C.	Purchases of Trade Receivables from Caterpillar Entities
We purchase trade receivables from Caterpillar entities at a discount. The discount is an estimate of the amount of financing revenue that would be earned at a market rate on these trade receivables over their expected life. The discount is amortized into revenue on an effective yield basis over the life of the receivables and recognized as Wholesale finance revenue. Amortized discounts for the trade receivables were $55 million and $61 million for the three months ended September 30, 2013 and 2012, respectively, and $175 million and $181 million for the nine months ended September 30, 2013 and 2012, respectively. In the Consolidated Statements of Cash Flows, collection of the discount is included in investing activities as the receivables are collected.

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

All derivatives are recognized on the Consolidated Statements of Financial Position at their fair value.  On the date the derivative contract is entered into, we designate the derivative as (1) a hedge of the fair value of a recognized asset or liability (fair value hedge), (2) a hedge of a forecasted transaction or the cash flow variability associated with variable-rate debt (cash flow hedge) or (3) an undesignated instrument.  Changes in the fair value of a derivative that is qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged recognized asset or liability that is attributable to the hedged risk, are recorded in current earnings.  Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge are recorded in Accumulated other comprehensive income (loss) (AOCI), to the extent effective, on the Consolidated Statements of Financial Position until they are reclassified to earnings in the same period or periods during which the hedged transaction affects earnings.  Changes in the fair value of undesignated derivative instruments and the ineffective portion of designated derivative instruments are reported in current earnings.  Cash flows from designated derivative financial instruments are classified within the same category as the item being hedged on the Consolidated Statements of Cash Flows.  Cash flows from undesignated derivative financial instruments are included in the investing category on the Consolidated Statements of Cash Flows.

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

Foreign currency exchange rate risk
In managing foreign currency risk, our objective is to minimize earnings volatility resulting from conversion and the remeasurement of net foreign currency balance sheet positions and future transactions denominated in foreign currencies.  Our policy allows the use of foreign currency forward, option and cross currency contracts to offset the risk of currency mismatch between our receivables and debt and exchange rate risk associated with future transactions denominated in foreign currencies.  Substantially all such foreign currency forward, option and cross currency contracts are undesignated.

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

UNAUDITED

As of September 30, 2013, $3 million of deferred net losses, net of tax, included in equity (AOCI in the Consolidated Statements of Financial Position), related to our floating-to-fixed interest rate swaps, are expected to be reclassified to Interest expense over the next twelve months.  The actual amount recorded in Interest expense will vary based on interest rates at the time the hedged transactions impact earnings.

We have, at certain times, liquidated fixed-to-floating interest rate swaps that resulted in deferred gains at the time of liquidation.  The deferred gains associated with these interest rate swaps are included in Long-term debt in the Consolidated Statements of Financial Position and are being amortized to Interest expense over the remaining term of the previously designated hedged item.

The location and fair value of derivative instruments reported in the Consolidated Statements of Financial Position were as follows:

(Millions of dollars)
		Asset (Liability) Fair Value
	Consolidated Statements of Financial Position Location	September 30, 2013	December 31, 2012
Designated derivatives
Interest rate contracts	Other assets	$142	$226
Interest rate contracts	Accrued expenses	(6)	(8)
		$136	$218
Undesignated derivatives
Foreign exchange contracts	Other assets	$13	$10
Foreign exchange contracts	Accrued expenses	(7)	(5)
Cross currency contracts	Other assets	8	—
Cross currency contracts	Accrued expenses	—	(1)
Interest rate contracts	Other assets	—	2
Interest rate contracts	Accrued expenses	—	(1)
		$14	$5

For the nine months ended September 30, 2013 and 2012, the deferred gains (losses) recorded in AOCI on the Consolidated Statements of Changes in Stockholder’s Equity associated with our cash flow interest rate contract hedges were as follows:

(Millions of dollars)
Balance as of December 31, 2012, net of tax of $4	$(8)
Gains (losses) deferred during the period, net of tax of $0	—
(Gains) losses reclassified to earnings, net of tax of $1	3
Balance as of September 30, 2013, net of tax of $3	$(5)

(Millions of dollars)
Balance as of December 31, 2011, net of tax of $3	$(6)
Gains (losses) deferred during the period, net of tax of $2	(4)
(Gains) losses reclassified to earnings, net of tax of $1	2
Balance as of September 30, 2012, net of tax of $4	$(8)

UNAUDITED

The effect of derivatives designated as hedging instruments on the Consolidated Statements of Profit was as follows:

Fair Value Hedges
(Millions of dollars)
		Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts	Other income (expense)	$(9)	$12	$7	$(3)

		Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts	Other income (expense)	$(87)	$92	$4	$7

Cash Flow Hedges
(Millions of dollars)
		Three Months Ended September 30, 2013
	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(1)	$—
Interest rate contracts	Other income (expense)	—	—
		$(1)	$—

		Three Months Ended September 30, 2012
	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(1)	$—
Interest rate contracts	Other income (expense)	—	—
		$(1)	$—

		Nine Months Ended September 30, 2013
	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(4)	$—
Interest rate contracts	Other income (expense)	—	—
		$(4)	$—

		Nine Months Ended September 30, 2012
	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(3)	$—
Interest rate contracts	Other income (expense)	—	(1)
		$(3)	$(1)

UNAUDITED

The effect of derivatives not designated as hedging instruments on the Consolidated Statements of Profit was as follows:

Undesignated Derivatives
(Millions of dollars)		Three Months Ended September 30,
	Classification	2013	2012
Foreign exchange contracts	Other income (expense)	$3	$5
Cross currency contracts	Other income (expense)	—	—
Interest rate contracts	Other income (expense)	(1)	—
		$2	$5

		Nine Months Ended September 30,
	Classification	2013	2012
Foreign exchange contracts	Other income (expense)	$(3)	$7
Cross currency contracts	Other income (expense)	7	—
Interest rate contracts	Other income (expense)	(1)	—
		$3	$7

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

Collateral is generally not required of the counterparties or us under the master netting agreements. As of September 30, 2013 and December 31, 2012, no cash collateral was received or pledged under the master netting agreements.

The effect of the net settlement provisions of the master netting agreements on our derivative balances upon an event of default or a termination event is as follows:

Offsetting of Derivative Assets and Liabilities
(Millions of dollars)
	September 30, 2013	December 31, 2012
Derivative Assets
Gross Amount of Recognized Assets	$163	$238
Gross Amounts Offset	—	—
Net Amount of Assets(1)	163	238
Gross Amounts Not Offset
Financial Instruments	(9)	(12)
Cash Collateral Received	—	—
Net Amount	$154	$226

Derivative Liabilities
Gross Amount of Recognized Liabilities	$(13)	$(15)
Gross Amounts Offset	—	—
Net Amount of Liabilities(1)	(13)	(15)
Gross Amounts Not Offset
Financial Instruments	9	12
Cash Collateral Received	—	—
Net Amount	$(4)	$(3)

(1) As presented in the Consolidated Statements of Financial Position.

UNAUDITED

6.	Segment Information

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

UNAUDITED

Supplemental segment data and reconciliations to consolidated external reporting for the three months ended September 30 was as follows:

(Millions of dollars) 2013	Revenues	Segment Profit	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Segment Assets at September 30, 2013	Capital expenditures
North America	$242	$77	$64	$73	$(1)	$11,839	$212
Europe and CPF	128	25	26	22	25	8,214	80
Asia/Pacific	97	37	35	6	3	5,364	8
Latin America	100	19	29	24	13	5,052	60
Mining	121	23	20	73	(2)	3,575	113
Total Segments	688	181	174	198	38	34,044	473
Unallocated	16	(20)	14	—	3	1,606	—
Timing	(6)	1	—	—	(2)	55	—
Methodology	—	3	(9)	—	—	(129)	—
Inter-segment Eliminations	—	—	—	—	—	(268)	—
Total	$698	$165	$179	$198	$39	$35,308	$473

2012	Revenues	Segment Profit	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Segment Assets at December 31, 2012	Capital expenditures
North America	$232	$62	$67	$69	$4	$11,305	$201
Europe and CPF	117	24	31	19	17	7,785	41
Asia/Pacific	104	33	44	7	7	6,151	25
Latin America	98	17	35	16	16	4,973	41
Mining	114	17	23	63	5	3,212	124
Total Segments	665	153	200	174	49	33,426	432
Unallocated	19	(23)	14	—	—	1,529	—
Timing	(6)	8	—	—	(10)	17	—
Methodology	—	15	(13)	—	—	(61)	—
Inter-segment Eliminations	—	—	—	—	—	(169)	—
Total	$678	$153	$201	$174	$39	$34,742	$432

UNAUDITED

Supplemental segment data and reconciliations to consolidated external reporting for the nine months ended September 30 was as follows:

(Millions of dollars) 2013	Revenues	Segment Profit	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Segment Assets at September 30, 2013	Capital expenditures
North America	$703	$215	$195	$214	$(4)	$11,839	$527
Europe and CPF	370	92	80	61	51	8,214	180
Asia/Pacific	306	128	103	19	7	5,364	32
Latin America	311	79	102	66	22	5,052	184
Mining	348	61	61	195	12	3,575	319
Total Segments	2,038	575	541	555	88	34,044	1,242
Unallocated	53	(56)	44	1	1	1,606	1
Timing	(19)	(29)	—	—	(3)	55	1
Methodology	—	20	(28)	—	—	(129)	—
Inter-segment Eliminations	—	—	—	—	—	(268)	—
Total	$2,072	$510	$557	$556	$86	$35,308	$1,244

2012	Revenues	Segment Profit	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Segment Assets at December 31, 2012	Capital expenditures
North America	$704	$201	$206	$204	$5	$11,305	$385
Europe and CPF	351	81	104	58	34	7,785	184
Asia/Pacific	292	93	116	17	19	6,151	95
Latin America	287	77	105	45	23	4,973	90
Mining	342	54	69	190	10	3,212	477
Total Segments	1,976	506	600	514	91	33,426	1,231
Unallocated	55	(66)	44	1	1	1,529	—
Timing	(17)	(4)	—	—	—	17	1
Methodology	—	31	(41)	—	—	(61)	—
Inter-segment Eliminations	—	—	—	—	—	(169)	—
Total	$2,014	$467	$603	$515	$92	$34,742	$1,232

7.	Guarantees

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

 No loss has been experienced or is anticipated under any of these guarantees.  At September 30, 2013 and December 31, 2012, the related liability was $3 million and $2 million, respectively. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees was $46 million and $61 million at September 30, 2013 and December 31, 2012, respectively.

UNAUDITED

We provide guarantees to repurchase certain loans of Caterpillar dealers from a special purpose corporation (SPC) that qualifies as a VIE (see Note 1 for additional information regarding the accounting guidance on the consolidation of VIEs).  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  We have a loan purchase agreement with the SPC that obligates us to purchase certain loans that are not paid at maturity.  We receive a fee for providing this guarantee, which provides a source of liquidity for the SPC.  We are the primary beneficiary of the SPC as our guarantees result in us having both the power to direct the activities that most significantly impact the SPC's economic performance and the obligation to absorb losses and therefore we have consolidated the financial statements of the SPC.  As of September 30, 2013 and December 31, 2012, the SPC’s assets of $1.04 billion and $927 million, respectively, are primarily comprised of loans to dealers, which are included in Retail notes receivable in the Consolidated Statements of Financial Position and the SPC's liabilities of $1.04 billion and $927 million, respectively, are primarily comprised of commercial paper, which is included in Short-term borrowings in the Consolidated Statements of Financial Position. The assets of the SPC are not available to pay our creditors. We may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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

When available, we use quoted market prices to determine fair value and we classify such measurements within Level 1. In some cases where market prices are not available, we make use of observable market-based inputs to calculate fair value, in which case the measurements are classified within Level 2.  If quoted or observable market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based parameters such as interest rates, yield curves and currency rates.  These measurements are classified within Level 3.

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

UNAUDITED

Assets and liabilities measured on a recurring basis at fair value included in our Consolidated Statements of Financial Position as of September 30, 2013 and December 31, 2012 are summarized below:

(Millions of dollars)
	September 30, 2013
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Assets
Derivative financial instruments, net	$—	$150	$—	$150
Total Assets	$—	$150	$—	$150
Liabilities
Guarantees	$—	$—	$3	$3
Total Liabilities	$—	$—	$3	$3

	December 31, 2012
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Assets
Derivative financial instruments, net	$—	$223	$—	$223
Total Assets	$—	$223	$—	$223
Liabilities
Guarantees	$—	$—	$2	$2
Total Liabilities	$—	$—	$2	$2

Below are roll-forwards of assets and liabilities measured at fair value using Level 3 inputs for the nine months ended September 30, 2013 and 2012. These instruments were valued using pricing models that, in management’s judgment, reflect the assumptions of a marketplace participant.

(Millions of dollars)	Guarantees
Balance as of December 31, 2012	$2
Issuance of guarantees	2
Expiration of guarantees	(1)
Balance as of September 30, 2013	$3

(Millions of dollars)	Guarantees
Balance as of December 31, 2011	$2
Issuance of guarantees	2
Expiration of guarantees	(1)
Balance as of September 30, 2012	$3

Impaired loans
In addition to the amounts above, our impaired loans are subject to measurement at fair value on a nonrecurring basis. A loan is considered impaired when management determines that collection of contractual amounts due is not probable. In these cases, an Allowance for credit losses may be established based primarily on the fair value of associated collateral. As the collateral's fair value is based on observable market prices and/or current appraised values, the impaired loans are classified as Level 2 measurements. We had impaired loans carried at the fair value of the underlying collateral value of $109 million and $117 million as of September 30, 2013 and December 31, 2012, respectively.

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
Short-term borrowings – carrying amount approximated fair value.
Long-term debt – fair value for fixed and floating-rate debt was estimated based on quoted market prices.

Please refer to the table below for the fair values of our financial instruments.

(Millions of dollars)	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Cash and cash equivalents	$2,044	$2,044	$2,080	$2,080	1
Foreign currency contracts:
In a receivable position	$13	$13	$10	$10	2	Note 5
In a payable position	$(7)	$(7)	$(5)	$(5)	2	Note 5
Cross currency contracts
In a receivable position	$8	$8	$—	$—	2	Note 5
In a payable position	$—	$—	$(1)	$(1)	2	Note 5
Finance receivables, net (excluding finance leases(1))	$20,333	$20,134	$20,189	$20,079	2	Note 4
Restricted cash and cash equivalents(2)	$15	$15	$19	$19	1
Short-term borrowings	$(5,557)	$(5,557)	$(4,651)	$(4,651)	1
Long-term debt	$(24,629)	$(25,239)	$(25,077)	$(26,063)	2
Interest rate swaps:
In a net receivable position	$142	$142	$228	$228	2	Note 5
In a net payable position	$(6)	$(6)	$(9)	$(9)	2	Note 5
Guarantees	$(3)	$(3)	$(2)	$(2)	3	Note 7

(1)As of September 30, 2013 and December 31, 2012, represents finance leases with a net carrying value of $8,137 million and $7,968 million, respectively.
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

The Provision for income taxes reflects an estimated annual tax rate of 27 percent for the third quarters of both 2013 and 2012. The 2013 estimated annual tax rate of 27 percent excludes a benefit of $7 million reflecting the impact of the American Taxpayer Relief Act.

UNAUDITED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW:  THIRD QUARTER 2013 VS. THIRD QUARTER 2012

We reported third-quarter 2013 revenues of $698 million, an increase of $20 million, or 3 percent, compared with the third quarter of 2012. Third-quarter 2013 profit after tax was $118 million, a $9 million, or 8 percent, increase from the third quarter of 2012.

•
The increase in revenues was primarily due to a $40 million favorable impact from higher average earning assets (finance receivables and operating leases at constant rates), partially offset by a $26 million unfavorable impact from lower average financing rates on new and existing finance receivables and operating leases.

•
Profit before income taxes was $165 million for the third quarter of 2013, compared with $153 million for the third quarter of 2012. The increase was primarily due to an $18 million favorable impact from higher average earning assets.

•	The provision for income taxes reflects an estimated annual tax rate of 27 percent for the third quarters of both 2013 and 2012.

•
New retail financing in the third quarter of 2013 was $3.17 billion, a decrease of $42 million, or 1 percent, from the third quarter of 2012. New retail financing decreased across all operating segments with the exception of North America, which increased.

•
At the end of the third quarter of 2013, past dues were 2.45 percent compared with 2.64 percent at the end of the second quarter of 2013, 2.26 percent at the end of 2012 and 2.80 percent at the end of the third quarter of 2012. Write-offs, net of recoveries, were $58 million for the third quarter of 2013, up from $29 million for the third quarter of 2012. The increase in write-offs is primarily related to our European marine portfolio and was previously provided for in the allowance for credit losses.

•
As of September 30, 2013, our allowance for credit losses totaled $404 million or 1.40 percent of net finance receivables, compared with $426 million or 1.49 percent of net finance receivables at year-end 2012. The allowance for credit losses as of September 30, 2012, was $404 million or 1.47 percent of net finance receivables.

UNAUDITED

REVIEW OF CONSOLIDATED STATEMENTS OF PROFIT
THREE MONTHS ENDED SEPTEMBER 30, 2013 VS. THREE MONTHS ENDED SEPTEMBER 30, 2012

REVENUES
Retail and wholesale revenue for the third quarter of 2013 was $415 million, a decrease of $8 million from the same period in 2012. The decrease was due to a $32 million unfavorable impact from lower interest rates on new and existing retail and wholesale receivables, partially offset by a $24 million favorable impact from higher average earning assets (finance receivables at constant interest rates). The annualized average yield was 5.79 percent for the third quarter of 2013, compared with 6.25 percent for the third quarter of 2012.

Operating lease revenue for the third quarter of 2013 was $238 million, an increase of $20 million from the same period in 2012. The increase was due to a $27 million favorable impact from higher average earning assets (operating leases at constant rates), partially offset by a $7 million unfavorable impact from lower average financing rates on operating leases.

Other revenue, net, items were as follows:

(Millions of dollars)	Three Months Ended September 30,
	2013	2012
Finance receivable and operating lease fees (including late charges)	$21	$17
Fees on committed credit facility extended to Caterpillar	10	10
Net gain (loss) on returned or repossessed equipment	6	(3)
Interest income on Notes Receivable from Caterpillar	4	6
Miscellaneous other revenue, net	4	7
Total Other revenue, net	$45	$37

EXPENSES
Interest expense for the third quarter of 2013 was $179 million, a decrease of $22 million from the same period in 2012. This decrease was primarily due to a reduction of 43 basis points in the average cost of borrowing to 2.38 percent for the third quarter of 2013, down from 2.81 percent for the third quarter of 2012, partially offset by the impact of a 5 percent increase in average borrowings.

Depreciation expense on equipment leased to others was $198 million, up $24 million from the third quarter of 2012 due to an increase in the average operating lease portfolio.

General, operating and administrative expenses were $106 million for the third quarter of 2013, compared with $104 million for the same period in 2012.

The Provision for credit losses was $39 million for the third quarters of both 2013 and 2012. The impact of a decrease in the allowance rate and slower growth in the portfolio was offset by an increase in write-offs, net of recoveries. The Allowance for credit losses as of September 30, 2013, was 1.40 percent of net finance receivables compared with 1.47 percent as of September 30, 2012. See Note 4A of Notes to Consolidated Financial Statements for further discussion.

Other expenses were $6 million for the third quarter of 2013, down $1 million from the same period in 2012.

Other income (expense) items were as follows:

(Millions of dollars)	Three Months Ended September 30,
	2013	2012
Net gain from interest rate derivatives	$1	$4
Net currency exchange loss, including forward points	(6)	(4)
Total Other income (expense)	$(5)	$—

UNAUDITED

The Provision for income taxes was $44 million in the third quarter of 2013, compared with $41 million for the third quarter of 2012. The Provision for income taxes reflects an estimated annual tax rate of 27 percent for the third quarters of both 2013 and 2012.

PROFIT
As a result of the performance discussed above, profit after tax was $118 million for the third quarter of 2013, an increase of $9 million, or 8 percent, from the third quarter of 2012.

UNAUDITED

NINE MONTHS ENDED SEPTEMBER 30, 2013 VS. NINE MONTHS ENDED SEPTEMBER 30, 2012

REVENUES
Retail and wholesale revenue for the first nine months of 2013 was $1.27 billion, an increase of $24 million from the same period in 2012. The increase was due to a $123 million favorable impact from higher average earning assets (finance receivables at constant interest rates), partially offset by a $99 million unfavorable impact from lower interest rates on new and existing retail and wholesale receivables. The annualized average yield was 5.90 percent for the first nine months of 2013, compared with 6.36 percent for the same period in 2012.

Operating lease revenue for the first nine months of 2013 was $687 million, an increase of $39 million from the same period in 2012. The increase was due to an $83 million favorable impact from higher average earning assets (operating leases at constant rates), partially offset by a $44 million unfavorable impact from lower average financing rates on operating leases.

Other revenue, net, items were as follows:

(Millions of dollars)	Nine Months Ended September 30,
	2013	2012
Finance receivable and operating lease fees (including late charges)	$59	$53
Fees on committed credit facility extended to Caterpillar	30	30
Interest income on Notes Receivable from Caterpillar	14	16
Net gain (loss) on returned or repossessed equipment	(5)	2
Miscellaneous other revenue, net	16	18
Total Other revenue, net	$114	$119

EXPENSES
Interest expense for the first nine months of 2013 was $557 million, a decrease of $46 million from the same period in 2012. This decrease was primarily due to a reduction of 51 basis points in the average cost of borrowing to 2.50 percent for the first nine months of 2013, down from 3.01 percent for the first nine months of 2012, partially offset by the impact of an 11 percent increase in average borrowings.

Depreciation expense on equipment leased to others was $556 million, up $41 million from the first nine months of 2012 due to an increase in the average operating lease portfolio.

General, operating and administrative expenses were $317 million for the first nine months of 2013, compared with $308 million for the same period in 2012. The increase was primarily due to an increase in labor costs. There were 1,750 full-time employees as of September 30, 2013, compared with 1,708 as of September 30, 2012.

The Provision for credit losses was $86 million for the first nine months of 2013, down $6 million from the first nine months of 2012, due to a $13 million decrease in the provision expense related to finance receivables (a result of the impact of a decrease in the allowance rate and slower growth in the portfolio, partially offset by an increase in write-offs, net of recoveries), partially offset by a $7 million increase in the provision expense for miscellaneous receivables. The Allowance for credit losses as of September 30, 2013, was 1.40 percent of net finance receivables compared with 1.47 percent as of September 30, 2012. See Note 4A of Notes to Consolidated Financial Statements for further discussion.

Other expenses were $16 million for the first nine months of 2013, down $4 million from the same period in 2012.

UNAUDITED

Other income (expense) items were as follows:

(Millions of dollars)	Nine Months Ended September 30,
	2013	2012
Net gain from interest rate derivatives	$6	$10
Net currency exchange loss, including forward points	(36)	(19)
Total Other income (expense)	$(30)	$(9)

The Provision for income taxes was $131 million for the first nine months of 2013, compared with $126 million for the same period in 2012. The Provision for income taxes for the nine months ended September 30, 2013 and 2012 reflects an estimated annual tax rate of 27 percent. The 2013 estimated annual tax rate of 27 percent excludes a benefit of $7 million reflecting the impact of the American Taxpayer Relief Act.

PROFIT
As a result of the performance discussed above, profit after tax was $370 million for the first nine months of 2013, an increase of $37 million, or 11 percent, from the first nine months of 2012.

REVIEW OF CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

ASSETS
Total assets were $35.31 billion as of September 30, 2013, an increase of $566 million, or 2 percent, from December 31, 2012, primarily due to an increase in equipment on operating leases, net, and an increase in net finance receivables.

During the nine months ended September 30, 2013, new retail financing was $9.45 billion, a decrease of $656 million, or 6 percent, from the same period in 2012. New retail financing decreased across all operating segments with the exception of North America, which increased.

Off-Balance Sheet Managed Assets
We manage and service receivables and leases that have been sold to third parties with limited or no recourse to us to mitigate the concentration of credit risk with certain customers. These receivables/leases are not available to pay our creditors.

Off-balance sheet managed assets were as follows:

(Millions of dollars)
	September 30, 2013	December 31, 2012
Retail finance leases	$113	$116
Operating leases	61	60
Retail notes receivable	57	49
Retail installment sale contracts	47	66
Total off-balance sheet managed assets	$278	$291

TOTAL PAST DUE FINANCE AND RENTS RECEIVABLES
At the end of the third quarter of 2013, past dues were 2.45 percent compared with 2.64 percent at the end of the second quarter of 2013, 2.26 percent at the end of 2012 and 2.80 percent at the end of the third quarter of 2012. Write-offs, net of recoveries, were $58 million for the third quarter of 2013, up from $29 million for the third quarter of 2012. The increase in write-offs is primarily related to our European marine portfolio and was previously provided for in the allowance for credit losses.

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

Total borrowings outstanding as of September 30, 2013 were $30.37 billion, an increase of $436 million over December 31, 2012, due to increasing portfolio balances. Outstanding borrowings were as follows:

(Millions of dollars)	September 30, 2013	December 31, 2012
Medium-term notes, net of unamortized discount	$23,164	$23,475
Commercial paper, net of unamortized discount	4,249	3,654
Bank borrowings – long-term	1,465	1,602
Bank borrowings – short-term	555	418
Variable denomination floating rate demand notes	753	579
Notes payable to Caterpillar	186	208
Total outstanding borrowings	$30,372	$29,936

Medium-term notes
We issue medium-term unsecured notes through securities dealers or underwriters in the U.S., Canada, Europe, Australia, Japan, Hong Kong, Argentina and Mexico to both retail and institutional investors. These notes are offered in several currencies and with a variety of maturities. These notes are senior unsecured obligations of the Company. Medium-term notes outstanding as of September 30, 2013, mature as follows:

(Millions of dollars)
2013	$921
2014	5,970
2015	5,788
2016	3,572
2017	2,649
Thereafter	4,264
Total	$23,164

Medium-term notes issued totaled $4.46 billion and redeemed totaled $4.47 billion for the nine months ended September 30, 2013.

UNAUDITED

Commercial paper
We issue unsecured commercial paper in the U.S., Europe and other international capital markets. These short-term promissory notes are issued on a discounted basis and are payable at maturity.

Revolving credit facilities
We have three global credit facilities with a syndicate of banks totaling $10.00 billion (Credit Facility) available in the aggregate to both Caterpillar and us for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of September 30, 2013 was $7.25 billion.

•	In September 2013, we renewed the 364-day facility. The 364-day facility of $3.00 billion (of which $2.18 billion is available to us) now expires in September 2014.

•
In September 2013, we amended and extended the 2010 four-year facility. The 2010 four-year facility, as amended, of $2.60 billion (of which $1.88 billion is available to us) now expires in September 2016.

•
In September 2013, we amended and extended the 2011 five-year facility. The 2011 five-year facility, as amended, of $4.40 billion (of which $3.19 billion is available to us) now expires in September 2018.

At September 30, 2013, Caterpillar’s consolidated net worth was $24.71 billion, which was above the $9.00 billion required under the Credit Facility. The consolidated net worth is defined in the Credit Facility as the consolidated stockholders' equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income/(loss).

At September 30, 2013, our covenant interest coverage ratio was 1.81 to 1.  This is above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at September 30, 2013, our covenant leverage ratio was 8.27 to 1.  This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event that either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the bank group may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings.  At September 30, 2013 and December 31, 2012, there were no borrowings under the Credit Facility.

Bank borrowings
Credit lines with banks as of September 30, 2013 totaled $4.52 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements. The remaining available credit commitments may be withdrawn any time at the lenders' discretion. As of September 30, 2013 and December 31, 2012, we had $2.02 billion outstanding against these credit lines and were in compliance with all debt covenants under these credit lines.

Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction. We do not hold reserves to fund the payment of the demand notes. The notes are offered on a continuous basis by prospectus only.

Notes receivable from/payable to Caterpillar
Under our variable amount lending agreements and other notes receivable with Caterpillar, we may borrow up to $1.34 billion from Caterpillar and Caterpillar may borrow up to $1.29 billion from us. The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice. We had notes receivable of $330 million and notes payable of $186 million outstanding under these agreements as of September 30, 2013, compared with notes receivable of $360 million and notes payable of $208 million as of December 31, 2012.

UNAUDITED

Committed credit facility
In addition, in 2011, we extended a $2 billion committed credit facility to Caterpillar, which expires in February 2019. We receive a fee from Caterpillar based on amounts drawn under the credit facility and a commitment fee for the undrawn amounts under the credit facility.  At September 30, 2013 and December 31, 2012, there were no borrowings under this credit facility.

OFF-BALANCE SHEET ARRANGEMENTS
We lease all of our facilities. In addition, we have potential payment exposure for guarantees issued to third parties totaling $46 million as of September 30, 2013.

CASH FLOWS
Operating cash flow was $713 million in the first nine months of 2013, compared with $656 million for the same period a year ago. Net cash used for investing activities was $1.59 billion for the first nine months of 2013, compared with $3.01 billion for the same period in 2012. The change is primarily due to less net cash used for finance receivables due to slower growth in the portfolio. Net cash provided by financing activities was $853 million for the first nine months of 2013, compared with $3.46 billion for the same period in 2012. The change is primarily due to lower debt issuances needed to maintain our desired cash position and lower funding requirements for investing activities.

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

Income tax reserve
We are subject to the income tax laws of the many jurisdictions in which we operate. These tax laws are complex and the manner in which they apply to our facts is sometimes open to interpretation. In establishing the Provision for income taxes, we must make judgments about the application of these inherently complex tax laws.

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

Our income tax positions and analysis are based on currently enacted tax law. Future changes in tax law could significantly impact the Provision for income taxes, the amount of taxes payable and the deferred tax asset and liability balances. Deferred tax assets generally represent tax benefits for tax deductions or credits available in future tax returns. Certain estimates and assumptions are required to determine whether it is more likely than not that all or some portion of the benefit of a deferred tax asset will not be realized. In making this assessment, management analyzes and estimates the impact of future taxable income, reversing temporary differences and available prudent and feasible tax planning strategies. Should a change in facts or circumstances lead to a change in judgment about the ultimate realizability of a deferred tax asset, we record or adjust the related valuation allowance in the period that the change in facts and circumstances occurs, along with a corresponding increase or decrease in the Provision for income taxes.

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

UNAUDITED

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q may be considered "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements may relate to future events or our future financial performance, which may involve known and unknown risks and uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by any forward-looking statements. From time to time, we may also provide forward-looking statements in oral presentations to the public or in other materials we issue to the public. Forward-looking statements give current expectations or forecasts of future events about the company. You may identify these statements by the fact that they do not relate to historical or current facts and may use words such as "believes," "expects," "estimates," "anticipates," "will," "should," "plan," "project," "intend," "could" and similar words or phrases. These statements are only predictions. Actual events or results may differ materially due to factors that affect international businesses, including changes in economic conditions and ongoing challenges in the global financial and credit markets and changes in laws and regulations (including regulations implemented under the Dodd-Frank Wall Street Reform and Consumer Protection Act) and political stability, as well as factors specific to Cat Financial and the markets we serve, including the market’s acceptance of our products and services, the creditworthiness of our customers, interest rate and currency rate fluctuations and estimated residual values of leased equipment. These risk factors may not be exhaustive. We operate in a continually changing business environment and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. Moreover, we do not assume responsibility for the accuracy and completeness of those statements. Forward-looking statements are qualified in their entirety by reference to the factors discussed under the captions "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K filed with the Securities and Exchange Commission (SEC) on February 19, 2013, as supplemented by our Current Report on Form 8-K filed on September 27, 2013 to reflect certain revisions to the consolidated financial statements, our Form 10-Q filings with the SEC on May 2, 2013, August 2, 2013 and in this Form 10-Q filing. We do not undertake to update our forward-looking statements.

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

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

10.1
Credit Agreement (2013 364-Day Credit Agreement), dated as of September 12, 2013, among the Company, Caterpillar Inc., Caterpillar International Finance Limited and Caterpillar Finance Corporation, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank International plc, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed September 17, 2013).

10.2
Local Currency Addendum, dated as of September 12, 2013, to the 2013 364-Day Credit Agreement (incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K filed September 17, 2013).

10.3
Japan Local Currency Addendum, dated as of September 12, 2013, to the 2013 364-Day Credit Agreement (incorporated by reference from Exhibit 99.3 to the Company’s Current Report on Form 8-K filed September 17, 2013).

10.4
Omnibus Amendment No. 3, dated as of September 12, 2013, to the Credit Agreement (4-Year Facility), dated as of September 16, 2010 and Amendment No. 1 to Local Currency Addendum to the 4-Year Facility, by and among the Company, Caterpillar Inc., Caterpillar International Finance Limited and Caterpillar Finance Corporation, the Banks named therein, Local Currency Banks and Japan Local Currency Banks party thereto, Citibank, N.A., as Agent, Citibank International plc, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.4 to the Company’s Current Report on Form 8-K filed September 17, 2013).

10.5
Omnibus Amendment No. 2, dated as of September 12, 2013, to the Credit Agreement (5-Year Facility) and Amendment No. 1 to Local Currency Addendum to the 5-Year Facility, dated as of September 15, 2011, by and among the Company, Caterpillar Inc., Caterpillar International Finance Limited and Caterpillar Finance Corporation, the Banks named therein, Local Currency Banks and Japan Local Currency Banks party thereto, Citibank, N.A., as Agent, Citibank International plc, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.5 to the Company’s Current Report on Form 8-K filed September 17, 2013).

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

Caterpillar Financial Services Corporation
(Registrant)
Date:	November 1, 2013	By:	/s/ Jeffry D. Everett
Jeffry D. Everett, Controller

Date:	November 1, 2013	By:	/s/ Kent M. Adams
Kent M. Adams, President, Director and Chief Executive Officer

UNAUDITED

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1
Credit Agreement (2013 364-Day Credit Agreement), dated as of September 12, 2013, among the Company, Caterpillar Inc., Caterpillar International Finance Limited and Caterpillar Finance Corporation, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank International plc, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed September 17, 2013).

10.2
Local Currency Addendum, dated as of September 12, 2013, to the 2013 364-Day Credit Agreement (incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K filed September 17, 2013).

10.3
Japan Local Currency Addendum, dated as of September 12, 2013, to the 2013 364-Day Credit Agreement (incorporated by reference from Exhibit 99.3 to the Company’s Current Report on Form 8-K filed September 17, 2013).

10.4
Omnibus Amendment No. 3, dated as of September 12, 2013, to the Credit Agreement (4-Year Facility), dated as of September 16, 2010 and Amendment No. 1 to Local Currency Addendum to the 4-Year Facility, by and among the Company, Caterpillar Inc., Caterpillar International Finance Limited and Caterpillar Finance Corporation, the Banks named therein, Local Currency Banks and Japan Local Currency Banks party thereto, Citibank, N.A., as Agent, Citibank International plc, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.4 to the Company’s Current Report on Form 8-K filed September 17, 2013).

10.5
Omnibus Amendment No. 2, dated as of September 12, 2013, to the Credit Agreement (5-Year Facility) and Amendment No. 1 to Local Currency Addendum to the 5-Year Facility, dated as of September 15, 2011, by and among the Company, Caterpillar Inc., Caterpillar International Finance Limited and Caterpillar Finance Corporation, the Banks named therein, Local Currency Banks and Japan Local Currency Banks party thereto, Citibank, N.A., as Agent, Citibank International plc, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.5 to the Company’s Current Report on Form 8-K filed September 17, 2013).

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