Form 10-K
period 2013-12-31
CATERPILLAR FINANCIAL SERVICES CORP
filed 2014-02-18
CIK 764764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2013

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________.
Commission File No. 001-11241
CATERPILLAR FINANCIAL SERVICES CORPORATION (Exact name of Registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	37-1105865 (I.R.S. Employer Identification No.)
2120 West End Ave., Nashville, Tennessee (Address of principal executive offices)	37203-0001 (Zip Code)
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
Yes [    ]   No [✓]

As of February 18, 2014, one share of common stock of the registrant was outstanding, which is owned by Caterpillar Inc.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K may be considered "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995.  These statements may relate to future events or our future financial performance, which may involve known and unknown risks and uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by any forward-looking statements.  From time to time, we may also provide forward-looking statements in oral presentations to the public or in other materials we issue to the public.  Forward-looking statements give current expectations or forecasts of future events about the company.  You may identify these statements by the fact that they do not relate to historical or current facts and may use words such as "believes," "expects," "estimates," "anticipates," "will," "should," "plan," "project," "intend," "could" and similar words or phrases.  These statements are only predictions.  Actual events or results may differ materially due to factors that affect international businesses, including changes in economic conditions and disruptions in the global financial and credit markets, and changes in laws and regulations (including regulations implemented under the Dodd-Frank Wall Street Reform and Consumer Protection Act) and political stability, as well as factors specific to Cat Financial and the markets we serve, including the market’s acceptance of our products and services, the creditworthiness of our customers, interest rate and currency rate fluctuations and estimated residual values of leased equipment.  These risk factors may not be exhaustive.  We operate in a continually changing business environment, and new risk factors emerge from time to time.  We cannot predict these new risk factors, nor can we assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements.  Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.  Moreover, we do not assume responsibility for the accuracy and completeness of those statements.  All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the captions "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K and could cause results to differ materially from those projected in the forward-looking statements.  Cat Financial undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You may, however, consult any related disclosures we may make in our subsequent Form 10-Q and Form 8-K reports filed with the SEC.

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

The Company’s retail leases and installment sale contracts (totaling 53 percent*) include:

•
Tax leases that are classified as either operating or finance leases for financial accounting purposes, depending on the characteristics of the lease.  For tax purposes, we are considered the owner of the equipment (15 percent*).

•
Finance (non-tax) leases, where the lessee for tax purposes is considered to be the owner of the equipment during the term of the lease, that either require or allow the customer to purchase the equipment for a fixed price at the end of the term (19 percent*).

•	Installment sale contracts, which are equipment loans that enable customers to purchase equipment with a down payment or trade-in and structure payments over time (18 percent*).

•	Governmental lease-purchase plans in the U.S. that offer low interest rates and flexible terms to qualified non-federal government agencies (1 percent*).

The Company’s wholesale notes receivable, finance leases and installment sale contracts (totaling 14 percent*) include:

•	Inventory/rental programs, which provide assistance to dealers by financing their new Caterpillar inventory and rental fleets (5 percent*).

•	Short-term receivables we purchase from Caterpillar at a discount (9 percent*).

The Company’s retail notes receivable (33 percent*) include:

•	Loans that allow customers and dealers to use their Caterpillar equipment or other assets as collateral to obtain financing.

*Indicates the percentage of total portfolio as of December 31, 2013.  We define total portfolio as total net finance receivables plus equipment on operating leases, less accumulated depreciation.

Competitive Environment

We operate in a highly competitive environment, with financing for users of Caterpillar equipment available through a variety of sources, principally commercial banks and finance and leasing companies.  Our competitors include Wells Fargo Equipment Finance Inc., General Electric Capital Corporation and various other banks and finance companies.  In addition, many of the manufacturers that compete with Caterpillar also own financial subsidiaries such as Volvo Financial Services, Komatsu Financial L.P. and John Deere Capital Corporation that utilize below-market interest rate programs (funded by the manufacturer) to assist machine sales.  We work with Caterpillar to provide a broad array of financial merchandising programs around the world in order to offer below market interest rates.

We provide financing only when acceptable criteria are met.  Credit decisions are based upon, among other factors, the customer's credit history, financial strength and intended use of equipment.  We typically maintain a security interest in retail financed equipment and require physical damage insurance coverage on financed equipment.  We continue to finance a significant portion of Caterpillar dealers' sales and inventory of Caterpillar products throughout the world (see Note 15 of Notes to Consolidated Financial Statements for more information regarding our segments and geographic areas).  We participate in certain marketing programs sponsored by Caterpillar and/or Caterpillar dealers that allow us to offer financing to customers at interest rates that are below-market rates.  Under these programs, Caterpillar, or the dealer, funds an amount at the outset of the transaction, which we then recognize as revenue over the term of the financing.  These marketing programs provide us with a significant competitive advantage in financing Caterpillar products.

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

We also have agreements with Caterpillar that are significant to our operation.  These agreements provide us with certain types of operational and administrative support from Caterpillar such as the administration of employee benefit plans, financial support, funding support and various forms of corporate services that are integral to the conduct of our business.  For more information on these agreements, please refer to Note 13 of Notes to Consolidated Financial Statements.

Employment

As of December 31, 2013, the Company had 1,767 full-time employees, an increase of 1 percent from December 31, 2012.

Available Information

The Company files electronically with the Securities and Exchange Commission ("SEC") required reports on Form 8-K, Form 10-Q, Form 10-K and registration statements on Form S-3 and other forms or reports as required.  The public may read and copy any materials the Company has filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site (www.sec.gov) that contains reports, proxies and information statements and other information regarding issuers that file electronically with the SEC.  Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished with the SEC are available free of charge through Caterpillar’s Internet site (www.caterpillar.com/secfilings) as soon as reasonably practicable after filing with the SEC.  Copies may also be obtained free of charge by writing to:  Legal Dept., Caterpillar Financial Services Corporation, 2120 West End Ave., Nashville, Tennessee 37203-0001.  In addition, the public may obtain more detailed information about our parent company, Caterpillar by visiting its Internet site (www.caterpillar.com).  None of the information contained at any time on our Internet site, Caterpillar’s or the SEC’s Internet sites is incorporated by reference into this document.

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

•
Multiple and potentially conflicting legal and regulatory requirements that are subject to change, including but not limited to, those legal and regulatory requirements described in Item 1 of this report under the heading Competitive Environment;

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

Failure to maintain our credit ratings would increase our cost of borrowing and could adversely affect our access to capital markets
Caterpillar and Cat Financial's costs of borrowing and ability to access the capital markets are affected not only by market conditions but also by the short-term and long-term debt ratings assigned to our respective debt by the major credit rating agencies.  These ratings are based, in significant part, on each of Caterpillar's and Cat Financial's performance as measured by financial metrics such as interest coverage and leverage ratios, as well as transparency with rating agencies and timeliness of financial reporting.   There can be no assurance that Caterpillar or Cat Financial will be able to maintain their credit ratings and failure of either Caterpillar or Cat Financial to do so could adversely affect our cost of funds, liquidity, competitive position and access to the capital markets, including restricting, in whole or in part, our access to the commercial paper market.  There can be no assurance that the commercial paper market will continue to be a reliable source of short-term financing for Cat Financial or an available source of short-term financing for Caterpillar.  An inability to access the capital markets could have a material adverse effect on our cash flows, results of operations and financial condition.
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
Although we manage interest rate, foreign currency exchange rate and market liquidity risks with a variety of techniques, including a match funding program, the selective use of derivatives and a broadly diversified funding program, there can be no assurance that fluctuations in interest rates, currency exchange rates and market liquidity conditions will not have a material adverse effect on our earnings and cash flows.  If any of the variety of instruments and strategies we use to hedge our exposure to these various types of risk is ineffective, we may incur losses.
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
In addition, although we evaluate and adjust our Allowance for credit losses related to past due and non-performing receivables on a regular basis, adverse economic conditions or other factors that might cause deterioration of the financial health of our customers could change the timing and level of payments received and necessitate an increase in our estimated losses, which could also have a material adverse effect on our earnings and cash flows.
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

Changes in the marketing, operational or administrative support that we receive from Caterpillar could adversely affect our results
We participate in certain marketing programs sponsored by Caterpillar and/or Caterpillar dealers that allow us to offer financing to customers at interest rates that are below-market rates.  These marketing programs provide us with a significant competitive advantage in financing Caterpillar products.  Any change in these marketing programs or reduction in our ability to offer competitively priced financing to customers could reduce the percentage of Caterpillar products financed by us, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.  Caterpillar also provides us with other types of operational and administrative support, such as the administration of employee benefit plans, which is integral to the conduct of our business.  Any changes in the levels of support from Caterpillar could also negatively impact our results.
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
New regulations or changes in financial services regulation could adversely impact our results of operations and financial condition
Our operations are highly regulated by governmental authorities in the locations where we operate, which can impose significant additional costs and/or restrictions on our business. In the U.S. for example, our operations are subject to the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank"). Dodd-Frank was signed into law in July 2010 and includes extensive provisions regulating the financial services industry. Many of the regulations implementing the derivatives provisions of Dodd-Frank became effective in 2013 and additional requirements will become effective in 2014. As such, we have become and could continue to become subject to additional regulatory costs both directly and indirectly, through increased costs of doing business with more marketing intermediaries that are now subject to extensive regulation pursuant to Dodd-Frank. For example, derivatives dealers may seek to pass to us the cost of any margin, capital or other regulatory requirements that they are subject to under Dodd-Frank. As the regulatory regime is still developing and important additional regulations have yet to be adopted, the ultimate costs of Dodd-Frank on our business remains uncertain. However, such costs could be significant and could have an adverse effect on our results of operations and financial condition. Additional regulations in the U.S. or internationally impacting the financial services industry could also add significant cost or operational constraints that might have an adverse effect on our results of operations and financial condition.

Our global operations are subject to extensive anti-corruption laws and regulations
The U.S. Foreign Corrupt Practices Act and similar foreign anti-corruption laws generally prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence foreign government officials for the purpose of obtaining or retaining business, or obtaining an unfair advantage. Recent years have seen a substantial increase in the global enforcement of anti-corruption laws. Our continued operation and expansion outside the United States, including in developing countries, could increase the risk of such violations. Notwithstanding the compliance programs applicable to our international operations, violations of these laws may result in severe criminal or civil sanctions, could disrupt our business, and result in an adverse effect on our reputation, business and results of operations or financial condition.
We may incur additional tax expense or become subject to additional tax exposure
We are subject to income taxes in the United States and numerous foreign jurisdictions, and our domestic and international tax liabilities are dependent upon the distribution of income among these different jurisdictions.  Our Provision for income taxes and related tax payments in the future could be adversely affected by numerous factors, including, but not limited to, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws and regulations. For example, our effective tax rate is reduced due to a provision of United States tax law that defers the imposition of United States tax on certain active financial services income until that income is repatriated to the United States as a dividend. This provision, which expired at the end of 2013, has been extended by Congress multiple times since 1999 but there is no assurance that it will continue to be extended. If this provision is not extended, we expect our effective tax rate to increase significantly after 2014. We are also subject to the continuous examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities.  The results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures may have an adverse effect on the Company’s Provision for income taxes and related tax payments.
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
Increased information technology security threats and more sophisticated computer crime pose a risk to our systems, networks, products and services
We rely upon information technology systems and networks in connection with a variety of business activities, some of which are managed by third parties. Additionally, we collect and store data that is sensitive to us and our customers. The secure operation of these information technology systems and networks, and the processing and maintenance of this data is critical to our business operations and strategy. Information technology security threats -- from user error to attacks designed to gain unauthorized access to our systems, networks and data -- are increasing in frequency and sophistication. Attacks may range from random attempts to coordinated and targeted attacks, including sophisticated computer crime and advanced persistent threats. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. If an attack against us were to succeed it could expose us and our customers, dealers and suppliers to misuse of information or systems, the compromising of confidential information, manipulation and destruction of data, defective products and operations disruptions. The occurrence of any of these events could adversely affect our reputation, competitive position, business and results of operations. In addition, such breaches in security could result in litigation, regulatory action and potential liability and the costs and operational consequences of implementing further data protection measures.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our corporate headquarters are located in Nashville, Tennessee.  We maintain forty-six offices in total, of which nine are located in North America (eight in the U.S. and one in Canada), twenty-one are located in Europe, one is located in the Middle East, nine are located in Asia/Pacific and six are located in Latin America (see Note 15 of Notes to Consolidated Financial Statements for more information regarding our segments and geographic areas).  All of our offices are leased.

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

Our stock is not publicly traded.  Caterpillar Inc. is the owner of our one outstanding share.  Cash dividends of $200 million, $250 million and $600 million were paid to Caterpillar in 2013, 2012 and 2011, respectively.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW:  2013 VS. 2012

We reported revenues of $2.78 billion for 2013, an increase of $90 million, or 3 percent, compared with 2012. Profit after tax was $530 million, a $98 million, or 23 percent, increase from 2012.

•
The increase in revenues was primarily due to a $229 million favorable impact from higher average earning assets, partially offset by a $123 million unfavorable impact from lower average financing rates on new and existing finance receivables and operating leases and a $14 million unfavorable impact from returned or repossessed equipment.

•
Profit before income taxes was $718 million for 2013, compared with $591 million for 2012. The increase was primarily due to a $97 million favorable impact from higher average earning assets and a $67 million decrease in the provision for credit losses. These increases were partially offset by a $14 million unfavorable impact from returned or repossessed equipment.

•
The provision for income taxes reflects an annual tax rate of 25 percent for both 2013 and 2012. The 2013 annual tax rate of 25 percent excludes a benefit of $7 million, reflecting the impact of the American Taxpayer Relief Act.

•
New retail financing for 2013 was $13.09 billion, a decrease of $868 million, or 6 percent, from 2012. New retail financing decreased across all operating segments with the exception of North America, which increased.

•	At the end of 2013, past dues were 2.37 percent, compared with 2.45 percent at the end of the third quarter of 2013 and 2.26 percent at the end of 2012.

•
Write-offs, net of recoveries, were $123 million for 2013, compared with $102 million for 2012. Full-year 2013 write-offs, net of recoveries, were 0.46 percent of average annual retail portfolio, compared with 0.42 percent in 2012. The increase in write-offs was primarily related to our European marine portfolio and was previously provided for in the Allowance for credit losses.

•
At year-end 2013, our Allowance for credit losses totaled $378 million or 1.30 percent of net finance receivables, compared with $426 million or 1.49 percent of net finance receivables at year-end 2012. The overall decrease of $48 million in Allowance for credit losses during the year reflects a $55 million decrease associated with the lower allowance rate, partially offset by a $7 million increase in allowance due to an increase in our net finance receivables portfolio.

2013 VS. 2012

REVIEW OF CONSOLIDATED STATEMENTS OF PROFIT

REVENUES
Retail and wholesale revenue for 2013 was $1.69 billion, an increase of $17 million from 2012.  The increase was due to a $139 million favorable impact from higher average earning assets, partially offset by a $122 million unfavorable impact from lower interest rates on new and existing retail and wholesale receivables.  The annualized average yield was 5.88 percent for 2013, compared with 6.31 percent in 2012.

Operating lease revenue for 2013 was $945 million, an increase of $85 million from 2012. The increase in operating lease revenue was due to a $121 million favorable impact from higher average earning assets, partially offset by a $36 million unfavorable impact from lower average financing rates on operating leases.

Other revenue, net, items were as follows:

(Millions of dollars)
	2013	2012
Finance receivable and operating lease fees (including late charges)	$76	$70
Fees on committed credit facility extended to Caterpillar	41	41
Interest income on Notes Receivable from Caterpillar	19	21
Net loss on returned or repossessed equipment	(14)	—
Miscellaneous other revenue, net	22	24
Total Other revenue, net	$144	$156

EXPENSES
Interest expense for 2013 was $734 million, a decrease of $67 million from 2012.  This decrease was primarily due to a reduction of 48 basis points in the average cost of borrowing to 2.45 percent for 2013, down from 2.93 percent for 2012, partially offset by the impact of a 9 percent increase in average borrowings.

Depreciation expense on equipment leased to others was $768 million, up $80 million from 2012 due to an increase in the average operating lease portfolio.

General, operating and administrative expenses were $427 million for 2013, compared with $416 million for 2012.  The increase was primarily due to increases in personnel costs. There were 1,767 full-time employees as of December 31, 2013, compared with 1,745 as of December 31, 2012.

The Provision for credit losses was $94 million for 2013 compared with $161 million in 2012. The decrease was primarily due to a reduction in provision expense for finance receivables (the result of a decrease in the allowance rate and slower growth in the portfolio, partially offset by an increase in write-offs, net of recoveries).  The Allowance for credit losses as of December 31, 2013 was 1.30 percent of net finance receivables compared with 1.49 percent as of December 31, 2012.  The lower allowance rate reflects write-offs taken in 2013, primarily related to our European marine portfolio that had been previously provided for in the Allowance for credit losses, favorable changes in our estimated probabilities of default (due to improved financial health of our customers), continued refinements of estimated loss emergence periods and general improvement in the economic conditions of the industries we serve. See Note 3B of Notes to Consolidated Financial Statements for further discussion.

Other expenses were $24 million for 2013, compared with $29 million for 2012.

Other income (expense) items were as follows:

(Millions of dollars)
	2013	2012
Net gain from interest rate derivatives	$4	$15
Net currency exchange loss, including forward points	(22)	(22)
Total Other income (expense)	$(18)	$(7)

The Provision for income taxes was $174 million for 2013, compared with $148 million for 2012.  The Provision for income taxes reflects an annual tax rate of 25 percent for both 2013 and 2012. The 2013 annual tax rate of 25 percent excludes a benefit of $7 million, reflecting the impact of the American Taxpayer Relief Act.

PROFIT
As a result of the performance discussed above, we had profit of $530 million for 2013, an increase of $98 million, or 23 percent, from 2012.

REVIEW OF CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

ASSETS
Total assets were $35.14 billion as of December 31, 2013, an increase of $396 million, or 1 percent, from December 31, 2012, primarily due to an increase in equipment on operating leases, net and an increase in net finance receivables, partially offset by a decrease in our cash position.

During 2013, new retail financing was $13.09 billion, a decrease of $868 million, or 6 percent, from 2012. New retail financing decreased across all operating segments with the exception of North America, which increased.

Total Off-Balance Sheet Managed Assets
We manage and service receivables and leases that have been sold to third parties with limited or no recourse to us to mitigate the concentration of credit risk with certain customers.  These receivables/leases are not available to pay our creditors.

Off-balance sheet managed assets as of December 31, were as follows:

(Millions of dollars)
	2013	2012
Retail notes receivable	$126	$49
Retail finance leases	103	116
Operating leases	61	60
Retail installment sale contracts	32	66
Total off-balance sheet managed assets	$322	$291

TOTAL PAST DUE FINANCE AND RENTS RECEIVABLE
At the end of 2013, past dues were 2.37 percent, compared with 2.45 percent at the end of the third quarter of 2013 and 2.26 percent at the end of 2012. Write-offs, net of recoveries, were $123 million for 2013, compared with $102 million for 2012. Full-year 2013 write-offs, net of recoveries, were 0.46 percent of average annual retail portfolio, compared with 0.42 percent in 2012. The increase in write-offs was primarily related to our European marine portfolio and was previously provided for in the Allowance for credit losses.

FOURTH QUARTER 2013 VS. FOURTH QUARTER 2012

CONSOLIDATED STATEMENTS OF PROFIT
(Dollars in Millions)

	Three Months Ended December 31,
	2013	2012
Revenues:
Retail finance	$346	$347
Operating lease	258	212
Wholesale finance	77	83
Other, net	30	37
Total revenues	711	679

Expenses:
Interest	177	198
Depreciation on equipment leased to others	212	173
General, operating and administrative	110	108
Provision for credit losses	8	69
Other	8	9
Total expenses	515	557

Other income (expense)	12	2

Profit before income taxes	208	124

Provision for income taxes	43	22

Profit of consolidated companies	165	102

Less: Profit attributable to noncontrolling interests	5	3

Profit[1]	$160	$99

1 Profit attributable to Caterpillar Financial Services Corporation.

THREE MONTHS ENDED DECEMBER 31, 2013 VS. THREE MONTHS ENDED DECEMBER 31, 2012

REVIEW OF CONSOLIDATED STATEMENTS OF PROFIT

REVENUES
Retail and wholesale revenue for the fourth quarter of 2013 was $423 million, a decrease of $7 million from the same period in 2012.  The decrease was due to a $23 million unfavorable impact from lower interest rates on new and existing retail and wholesale receivables, partially offset by a $16 million favorable impact from higher average earning assets.  The annualized average yield was 5.83 percent for the fourth quarter of 2013, compared with 6.15 percent for the fourth quarter of 2012.

Operating lease revenue for the fourth quarter of 2013 was $258 million, an increase of $46 million from the same period in 2012.  The increase was due to a $38 million favorable impact from higher average earning assets and an $8 million favorable impact from higher average financing rates on operating leases.

Other revenue, net, items were as follows:

(Millions of dollars)	Three Months Ended December 31,
	2013	2012
Finance receivable and operating lease fees (including late charges)	$17	$17
Fees on committed credit facility extended to Caterpillar	11	11
Interest income on Notes Receivable from Caterpillar	5	5
Net loss on returned or repossessed equipment	(9)	(2)
Miscellaneous other revenue, net	6	6
Total Other revenue, net	$30	$37

EXPENSES
Interest expense for the fourth quarter of 2013 was $177 million, a decrease of $21 million from the same period in 2012.  This decrease was primarily due to a reduction of 41 basis points in the average cost of borrowing to 2.30 percent for 2013, down from 2.71 percent for 2012, partially offset by the impact of a 4 percent increase in average borrowings.

Depreciation expense on equipment leased to others was $212 million, up $39 million from the fourth quarter of 2012 due to an increase in the average operating lease portfolio.

General, operating and administrative expenses were $110 million for the fourth quarter of 2013, compared with $108 million for the same period in 2012.

The Provision for credit losses was $8 million for the fourth quarter of 2013 compared with $69 million from the fourth quarter of 2012. The decrease was primarily due to a reduction in provision expense for finance receivables (the result of a decrease in the allowance rate, a decrease in write-offs, net of recoveries and slower growth in the portfolio).  The Allowance for credit losses as of December 31, 2013 was 1.30 percent of net finance receivables compared with 1.49 percent as of December 31, 2012. The lower allowance rate reflects write-offs taken in 2013, primarily related to our European marine portfolio that had been previously provided for in the Allowance for credit losses, favorable changes in our estimated probabilities of default (due to improved financial health of our customers), continued refinements of estimated loss emergence periods and general improvement in the economic conditions of the industries we serve. See Note 3B of Notes to Consolidated Financial Statements for further discussion.

Other expenses were $8 million for the fourth quarter of 2013, compared with $9 million for the fourth quarter of 2012.

Other income (expense) items were as follows:

(Millions of dollars)	Three Months Ended December 31,
	2013	2012
Net currency exchange gain (loss), including forward points	$14	$(3)
Net gain (loss) from interest rate derivatives	(2)	5
Total Other income (expense)	$12	$2

The Provision for income taxes was $43 million for the fourth quarter of 2013, compared with $22 million for the fourth quarter of 2012.  The Provision for income taxes reflects an annual tax rate of 25 percent for the fourth quarters of both 2013 and 2012.

PROFIT
As a result of the performance discussed above, we had profit of $160 million for the fourth quarter of 2013, an increase of $61 million, or 62 percent, from the fourth quarter of 2012.

2012 VS. 2011

REVIEW OF CONSOLIDATED STATEMENTS OF PROFIT

REVENUES
Retail and wholesale revenue for 2012 was $1.68 billion, an increase of $87 million from 2011.  The increase was due to a $145 million favorable impact from higher average earning assets, partially offset by a $58 million unfavorable impact from lower interest rates on new and existing retail and wholesale receivables.  The annualized average yield was 6.31 percent for 2012, compared with 6.53 percent in 2011.

Operating lease revenue for 2012 was $860 million, a decrease of $10 million from 2011. The decrease in operating lease revenue was due to a $49 million unfavorable impact from lower average financing rates on operating leases, partially offset by a $39 million favorable impact from higher average earning assets.

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

General, operating and administrative expenses were $416 million for 2012, compared with $405 million for 2011.  The increase was primarily due to increases in personnel costs. There were 1,745 full-time employees as of December 31, 2012, compared with 1,670 as of December 31, 2011.

The Provision for credit losses was $161 million for 2012, down $15 million from 2011 due to an $11 million decrease in the provision expense related to finance receivables (a result of a decrease in write-offs, net of recoveries, partially offset by the impact of an increase in the allowance rate and portfolio growth) and a $4 million decrease in the provision expense for miscellaneous receivables.  The Allowance for credit losses as of December 31, 2012 was 1.49 percent of net finance receivables compared with 1.47 percent as of December 31, 2011.  See Note 3B of Notes to Consolidated Financial Statements for further discussion.

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

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity provide us with the ability to meet our financial obligations on a timely basis.  Maintaining and managing adequate capital and liquidity resources includes management of funding sources and their utilization based on current, future and contingent needs. Throughout 2013, we experienced favorable liquidity conditions. We intend to maintain a strong cash and liquidity position. We ended 2013 with $1.32 billion of cash, a decrease of $760 million from year-end 2012. Our cash balances are held in numerous locations throughout the world with approximately $465 million held by our non-U.S. subsidiaries. Amounts held outside the United States are available for general corporate use and could be used in the United States without incurring significant additional U.S. taxes. We expect to meet our United States funding needs without repatriating undistributed profits that are indefinitely reinvested outside the United States. We do not generate material funding through structured finance transactions.

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

BORROWINGS
Borrowings consist primarily of medium-term notes, commercial paper, bank borrowings and variable denomination floating rate demand notes, the combination of which is used to manage interest rate risk and funding requirements.  (Please refer to Notes 6, 7, 8 and 9 of Notes to Consolidated Financial Statements for additional discussion.)

Total borrowings outstanding as of December 31, 2013, were $30.09 billion, an increase of $157 million over December 31, 2012, primarily due to increasing portfolio balances.  Outstanding borrowings as of December 31 were as follows:

(Millions of dollars)
	2013	2012
Medium-term notes, net of unamortized discount	$23,829	$23,475
Commercial paper, net of unamortized discount	2,502	3,654
Bank borrowings – long-term	1,483	1,602
Bank borrowings – short-term	545	418
Variable denomination floating rate demand notes	616	579
Notes payable to Caterpillar	1,118	208
Total outstanding borrowings	$30,093	$29,936

Medium-term notes
We issue medium-term unsecured notes through securities dealers or underwriters in the U.S., Canada, Europe, Australia, Japan, Hong Kong, Argentina and Mexico to both retail and institutional investors.  These notes are offered in several currencies and with a variety of maturities.  These notes are senior unsecured obligations of the Company.  Medium-term notes outstanding as of December 31, 2013, mature as follows:

(Millions of dollars)
2014	$5,973
2015	6,050
2016	4,567
2017	2,622
2018	2,289
Thereafter	2,328
Total	$23,829

Medium-term notes issued totaled $6.15 billion and redeemed totaled $5.39 billion for the year ended December 31, 2013.

Commercial paper
We issue unsecured commercial paper in the U.S., Europe and other international capital markets.  These short-term promissory notes are issued on a discounted basis and are payable at maturity.

Revolving credit facilities
We have three global credit facilities with a syndicate of banks totaling $10.00 billion (Credit Facility) available in the aggregate to both Caterpillar and us for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of December 31, 2013 was $7.25 billion.

•	The 364-day facility of $3.00 billion (of which $2.18 billion is available to us) expires in September 2014.

•	The 2010 four-year facility, as amended in September 2013, of $2.60 billion (of which $1.88 billion is available to us) expires in September 2016.

•	The 2011 five-year facility, as amended in September 2013, of $4.40 billion (of which $3.19 billion is available to us) expires in September 2018.

At December 31, 2013, Caterpillar’s consolidated net worth was $25.03 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined in the Credit Facility as the consolidated stockholders' equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income/(loss).

At December 31, 2013, our covenant interest coverage ratio was 1.96 to 1.  This is above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at December 31, 2013, our six-month covenant leverage ratio was 8.14 to 1 and our year-end covenant leverage ratio was 7.99 to 1.  This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event that either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings.  At December 31, 2013, there were no borrowings under the Credit Facility.

Bank borrowings
Credit lines with banks as of December 31, 2013 totaled $4.28 billion.  These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements.  The remaining available credit commitments may be withdrawn any time at the lenders' discretion.  As of December 31, 2013, we had $2.03 billion outstanding against these credit lines compared with $2.02 billion as of December 31, 2012, and were in compliance with all debt covenants under these credit lines.

Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction.  We do not hold reserves to fund the payment of the demand notes.  The notes are offered on a continuous basis by prospectus only.

Notes receivable from/payable to Caterpillar
Under our variable amount lending agreements and other notes receivable with Caterpillar, we may borrow up to $2.33 billion from Caterpillar and Caterpillar may borrow up to $1.29 billion from us.  The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice.  We had notes receivable of $345 million and notes payable of $1.12 billion outstanding under these agreements as of December 31, 2013, compared with notes receivable of $360 million and notes payable of $208 million as of December 31, 2012.

Committed credit facility
In addition, in 2011, we extended a $2 billion committed credit facility to Caterpillar, which expires in February 2019.  We receive a fee from Caterpillar based on amounts drawn under the credit facility and a commitment fee for the undrawn amounts under the credit facility.  At December 31, 2013, there were no borrowings under this credit facility.

OFF-BALANCE SHEET ARRANGEMENTS
We lease all of our facilities.  In addition, we have potential payment exposure for guarantees issued to third parties totaling $55 million as of December 31, 2013.  Please refer to Notes 10 and 14 of Notes to Consolidated Financial Statements for further information.

Transfers of receivables
Certain finance receivables and equipment on operating leases are sold to third parties with limited or no recourse to us to mitigate the concentration of credit risk with certain customers.  In 2013, we received $243 million of cash proceeds from the sale of such assets. We typically maintain servicing responsibilities for these third-party assets.

CONTRACTUAL OBLIGATIONS
We have committed cash outflow related to long-term debt, operating lease agreements and purchase obligations.  Minimum payments for these obligations are:

(Millions of dollars)
	2014	2015	2016	2017	2018	After 2018	Total
Long-term debt	$6,592	$6,446	$4,796	$2,747	$2,350	$2,381	$25,312
Operating leases	15	14	12	12	11	29	93
Purchase obligations(1)	15	2	1	—	—	—	18
Interest payable on long-term debt	553	394	323	248	182	184	1,884
Total contractual obligations	$7,175	$6,856	$5,132	$3,007	$2,543	$2,594	$27,307

(1)Represents short-term contractual obligations made in the ordinary course of business for contracted services at December 31, 2013.

These contractual obligations do not include unused commitments and lines of credit for dealers and customers discussed in Note 10 of Notes to Consolidated Financial Statements.

CASH FLOWS
Operating cash flow for 2013 was $1.10 billion compared with $1.04 billion for 2012. Net cash used for investing activities in 2013 was $2.53 billion compared with $4.35 billion for 2012. The change is primarily due to less net cash used for finance receivables due to slower growth in the portfolio. Net cash provided by financing activities in 2013 was $697 million compared with $4.30 billion in 2012. The change is primarily due to lower funding requirements for investing activities, the net impact of our various lending arrangements with Caterpillar and the use of existing cash.

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

Allowance for credit losses
The Allowance for credit losses is an estimate of the losses inherent in our finance receivable portfolio and includes consideration of accounts that have been individually identified as impaired, as well as pools of finance receivables where it is probable that certain receivables in the pool are impaired but the individual accounts cannot yet be identified.   In identifying and measuring impairment, management takes into consideration past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and current economic conditions.  In estimating probable credit losses, we review accounts that are past due, non-performing, in bankruptcy or otherwise identified as at-risk for potential credit loss including accounts which have been modified.  Accounts are identified as at-risk for potential credit loss using information available about the customer, such as financial statements, news reports and published credit ratings, as well as general information regarding industry trends and the economic environment in which our customers operate.

The Allowance for credit losses attributable to specific accounts is based on the most probable source of repayment, which is normally the liquidation of collateral.  In determining collateral value, we estimate the current fair market value of the collateral less selling costs. We also consider credit enhancements such as additional collateral and contractual third-party guarantees. The Allowance for credit losses attributable to the remaining accounts not yet individually identified as impaired is estimated utilizing probabilities of default and the estimated loss given default.  In addition, qualitative factors not able to be fully captured in previous analysis including industry trends, macroeconomic factors and model imprecision are considered in the evaluation of the adequacy of the Allowance for credit losses.  These qualitative factors are subjective and require a degree of management judgment.

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

In order to properly manage our sensitivity to changes in interest rates, we measure the potential impact of different interest rate assumptions on pre-tax earnings.  All on-balance sheet positions, including derivative financial instruments, are included in the analysis.  The primary assumptions used in the analysis are that there are no new fixed rate assets or liabilities, the proportion of fixed rate debt to fixed rate assets remains unchanged and the level of floating rate assets and debt remains constant.  An analysis of the December 31, 2013 balance sheet, using these assumptions, estimates the impact of a 100 basis point immediate and sustained adverse change in interest rates to have a minimal impact on pre-tax earnings.  Last year, similar assumptions and calculations yielded a potential adverse impact to pre-tax earnings of less than $1 million.

This analysis does not necessarily represent our current outlook of future market interest rate movement, nor does it consider any actions management could undertake in response to changes in interest rates.  Accordingly, no assurance can be given that actual results would be consistent with the results of our analysis.

Foreign exchange rate risk
In managing foreign currency risk, our objective is to minimize earnings volatility resulting from conversion and the remeasurement of net foreign currency balance sheet positions and related expected future transactions. Our policy allows the use of foreign currency forward, option and cross currency contracts to offset the risk of currency mismatch between our assets and liabilities and exchange rate risk associated with related expected future transactions. An analysis of the December 31, 2013 balance sheet estimates the impact of a 10 percent change in the value of the U.S. dollar relative to all other currencies, except the Chinese Yuan where a 2 percent change was used, to have an impact to pre-tax earnings of less than $1 million. The same analysis performed on the December 31, 2012 balance sheet resulted in an estimated impact to pre-tax earnings of less than $1 million.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Exchange Act Rule 13a-15(e).  Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992).  Based on our assessment we concluded that, as of December 31, 2013, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2013, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm.  Their report appears immediately following Management’s Report on Internal Control over Financial Reporting.

Changes in Internal Control Over Financial Reporting
During the fourth quarter, there have been no significant changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 14.	Principal Accounting Fees and Services.

As a wholly-owned subsidiary of Caterpillar Inc., our principal accounting fees and services are subject to Caterpillar Inc.’s Audit Committee pre-approval policies and procedures described in its Proxy Statement.  This Proxy Statement can be located at Caterpillar Inc.’s Internet site (www.caterpillar.com), under Investors, Financial Information, Proxy Statement.  Other than these policies and procedures, the information contained at that Internet site is not incorporated by reference in this filing.  During 2013, all services provided by the external auditor were pre-approved by Caterpillar’s Audit Committee in accordance with such policy.

Fees for professional services provided by our auditors include the following:

(Millions of dollars)
	2013	2012
Audit fees(1)	$3.9	$3.9
Audit-related fees(2)	—	.3
Tax fees(3)	.4	.5
Total	$4.3	$4.7

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

10.7
Omnibus Amendment No. 3, dated as of September 12, 2013, to the 2010 Four-Year Credit Agreement and Amendment No. 1 to Local Currency Addendum to the 2010 Four-Year Credit Agreement, by and among the Company, Caterpillar, Caterpillar International Finance Limited and Caterpillar Finance Corporation, the Banks named therein, Local Currency Banks and Japan Local Currency Banks party thereto, Citibank, N.A., as Agent, Citibank International plc, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.4 to the Company’s Current Report on Form 8-K filed September 17, 2013).

10.8
364-Day Credit Agreement dated September 12, 2013 (2013 364-Day Credit Agreement) among the Company, Caterpillar, Caterpillar International Finance Limited, Caterpillar Finance Corporation, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank International plc, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed September 17, 2013).

10.9
Local Currency Addendum, dated as of September 12, 2013, to the 2013 364-Day Credit Agreement among the Company, Caterpillar International Finance Limited, the Local Currency Banks named therein, Citibank, N.A. and Citibank International plc (incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed September 17, 2013).

10.10
Japan Local Currency Addendum, dated as of September 12, 2013, to the 2013 364-Day Credit Agreement among the Company, Caterpillar Finance Corporation, the Japan Local Currency Banks named therein, Citibank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (incorporated by reference from Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed September 17, 2013).

10.11
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

10.14
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

10.15
Omnibus Amendment No. 2, dated as of September 12, 2013, to the 2011 Five-Year Credit Agreement and Amendment No. 1 to Local Currency Addendum to the 2011 Five-Year Credit Agreement dated as of September 15, 2011, by and among the Company, Caterpillar, Caterpillar International Finance Limited and Caterpillar Finance Corporation, the Banks named therein, Local Currency Banks and Japan Local Currency Banks party thereto, Citibank, N.A., as Agent, Citibank International plc, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.5 to the Company’s Current Report on Form 8-K filed September 17, 2013).

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

Caterpillar Financial Services Corporation
(Registrant)

Date:	February 18, 2014	By:	/s/ J. Wesley Blumenshine
J. Wesley Blumenshine, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

February 18, 2014	/s/ Kent M. Adams	President, Director and Chief Executive Officer
Kent M. Adams

February 18, 2014	/s/ Bradley M. Halverson	Director
Bradley M. Halverson

February 18, 2014	/s/ James A. Duensing	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
James A. Duensing

February 18, 2014	/s/ Jeffry D. Everett	Controller (Principal Accounting Officer)
Jeffry D. Everett

EXHIBIT INDEX

3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3.1 to the Company’s Form 10 for the year ended December 31, 1984).
3.2	Bylaws of the Company, as amended (incorporated by reference from Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2005).
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

10.7
Omnibus Amendment No. 3, dated as of September 12, 2013, to the 2010 Four-Year Credit Agreement and Amendment No. 1 to Local Currency Addendum to the 2010 Four-Year Credit Agreement, by and among the Company, Caterpillar, Caterpillar International Finance Limited and Caterpillar Finance Corporation, the Banks named therein, Local Currency Banks and Japan Local Currency Banks party thereto, Citibank, N.A., as Agent, Citibank International plc, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.4 to the Company’s Current Report on Form 8-K filed September 17, 2013).

10.8
364-Day Credit Agreement dated September 12, 2013 (2013 364-Day Credit Agreement) among the Company, Caterpillar, Caterpillar International Finance Limited, Caterpillar Finance Corporation, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank International plc, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed September 17, 2013).

10.9
Local Currency Addendum, dated as of September 12, 2013, to the 2013 364-Day Credit Agreement among the Company, Caterpillar International Finance Limited, the Local Currency Banks named therein, Citibank, N.A. and Citibank International plc (incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed September 17, 2013).

10.10
Japan Local Currency Addendum, dated as of September 12, 2013, to the 2013 364-Day Credit Agreement among the Company, Caterpillar Finance Corporation, the Japan Local Currency Banks named therein, Citibank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (incorporated by reference from Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed September 17, 2013).

10.11
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

10.14
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

10.15
Omnibus Amendment No. 2, dated as of September 12, 2013, to the 2011 Five-Year Credit Agreement and Amendment No. 1 to Local Currency Addendum to the 2011 Five-Year Credit Agreement dated as of September 15, 2011, by and among the Company, Caterpillar, Caterpillar International Finance Limited and Caterpillar Finance Corporation, the Banks named therein, Local Currency Banks and Japan Local Currency Banks party thereto, Citibank, N.A., as Agent, Citibank International plc, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.5 to the Company’s Current Report on Form 8-K filed September 17, 2013).

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992).  Based on our assessment we concluded that, as of December 31, 2013, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2013, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm.  Their report appears immediately following Management’s Report on Internal Control Over Financial Reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of Caterpillar Financial Services Corporation:

In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of profit, comprehensive income, changes in stockholder’s equity and cash flows present fairly, in all material respects, the financial position of Caterpillar Financial Services Corporation and its subsidiaries at December 31, 2013, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 18, 2014

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF PROFIT
For the Years Ended December 31,
(Dollars in Millions)

	2013	2012	2011
Revenues:
Retail finance	$1,388	$1,342	$1,291
Operating lease	945	860	870
Wholesale finance	306	335	299
Other, net	144	156	185
Total revenues	2,783	2,693	2,645

Expenses:
Interest	734	801	827
Depreciation on equipment leased to others	768	688	690
General, operating and administrative	427	416	405
Provision for credit losses	94	161	176
Other	24	29	34
Total expenses	2,047	2,095	2,132

Other income (expense)	(18)	(7)	(9)

Profit before income taxes	718	591	504

Provision for income taxes	174	148	111

Profit of consolidated companies	544	443	393

Less: Profit attributable to noncontrolling interests	14	11	15

Profit[1]	$530	$432	$378

 1 Profit attributable to Caterpillar Financial Services Corporation.

See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31,
(Dollars in Millions)

	2013	2012	2011

Profit of consolidated companies	$544	$443	$393

Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (expense)/benefit of: 2013-$41; 2012-$19; 2011-$(24)	(59)	62	(105)
Derivative financial instruments:
Gains (losses) deferred, net of tax (expense)/benefit of: 2013-$1; 2012-$0; 2011-$0	(1)	1	(1)
(Gains) losses reclassified to earnings, net of tax (expense)/benefit of: 2013-$(2); 2012-$1; 2011-$(3)	4	(3)	9
Total Other comprehensive income (loss), net of tax	(56)	60	(97)

Comprehensive income (loss)	488	503	296

Less: Comprehensive income attributable to the noncontrolling interests	17	11	12

Comprehensive income (loss) attributable to Caterpillar Financial Services Corporation	$471	$492	$284

See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
At December 31,
(Dollars in Millions, except share data)

	2013	2012	2011
Assets:
Cash and cash equivalents	$1,320	$2,080	$1,176
Finance receivables (Note 3)
Retail notes receivable	10,863	11,111	8,840
Wholesale notes receivable	4,153	4,238	4,368
Finance leases and installment sale contracts – Retail	14,582	13,589	12,436
Finance leases and installment sale contracts – Wholesale	480	643	425
	30,078	29,581	26,069
Less: Unearned income	(976)	(998)	(944)
Less: Allowance for credit losses	(378)	(426)	(369)
Total net finance receivables	28,724	28,157	24,756

Notes receivable from Caterpillar (Note 13)	345	360	327
Equipment on operating leases,
less accumulated depreciation (Note 4)	3,530	2,959	2,611
Deferred and refundable income taxes (Note 11)	160	115	159
Other assets	1,059	1,071	1,083
Total assets	$35,138	$34,742	$30,112

Liabilities and stockholder’s equity:
Payable to dealers and others	$118	$109	$100
Payable to Caterpillar – other	96	85	67
Accrued expenses	251	267	292
Income taxes payable	52	70	60
Payable to Caterpillar – borrowings (Note 13)	1,118	208	—
Short-term borrowings (Note 7)	3,663	4,651	3,895
Current maturities of long-term debt (Note 8)	6,592	5,991	5,102
Long-term debt (Note 8)	18,720	19,086	16,529
Deferred income taxes and other liabilities (Note 11)	517	552	597
Total liabilities	31,127	31,019	26,642

Commitments and contingent liabilities (Note 10)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid-in amount)	745	745	745
Additional paid-in capital	2	2	2
Retained earnings	3,024	2,694	2,512
Accumulated other comprehensive income/(loss)	117	176	116
Noncontrolling interests	123	106	95
Total stockholder’s equity	4,011	3,723	3,470

Total liabilities and stockholder’s equity	$35,138	$34,742	$30,112

 See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
For the Years Ended December 31,
(Dollars in Millions)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Noncontrolling interests	Total
Balance at December 31, 2010	$745	$2	$2,734	$217	$83	$3,781
Profit of consolidated companies			378		15	393
Dividend paid to Caterpillar			(600)			(600)
Foreign currency translation, net of tax				(109)	4	(105)
Change in ownership for noncontrolling interests					(7)	(7)
Derivative financial instruments, net of tax				8		8
Balance at December 31, 2011	$745	$2	$2,512	$116	$95	$3,470

Balance at December 31, 2011	$745	$2	$2,512	$116	$95	$3,470
Profit of consolidated companies			432		11	443
Dividend paid to Caterpillar			(250)			(250)
Foreign currency translation, net of tax				62	—	62
Derivative financial instruments, net of tax				(2)		(2)
Balance at December 31, 2012	$745	$2	$2,694	$176	$106	$3,723

Balance at December 31, 2012	$745	$2	$2,694	$176	$106	$3,723
Profit of consolidated companies			530		14	544
Dividend paid to Caterpillar			(200)			(200)
Foreign currency translation, net of tax				(62)	3	(59)
Derivative financial instruments, net of tax				3		3
Balance at December 31, 2013	$745	$2	$3,024	$117	$123	$4,011

See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
 (Dollars in Millions)

	2013	2012	2011
Cash flows from operating activities:
Profit of consolidated companies	$544	$443	$393
Adjustments for non-cash items:
Depreciation and amortization	788	707	710
Amortization of receivables purchase discount	(233)	(241)	(212)
Provision for credit losses	94	161	176
Gain on sales of receivables	(4)	(3)	(4)
Other, net	60	(4)	(66)
Changes in assets and liabilities:
Receivables from others	26	(22)	16
Other receivables/payables with Caterpillar	5	15	(8)
Payable to dealers and others	(95)	(34)	2
Accrued interest payable	(22)	(13)	(17)
Accrued expenses and other liabilities, net	3	(15)	(49)
Income taxes payable	(65)	48	34
Payments on interest rate swaps	(2)	(4)	(2)
Net cash provided by operating activities	1,099	1,038	973
Cash flows from investing activities:
Capital expenditures for equipment on operating leases and other capital expenditures	(1,806)	(1,660)	(1,190)
Proceeds from disposals of equipment	681	875	1,161
Additions to finance receivables	(14,095)	(18,754)	(17,058)
Collections of finance receivables	12,257	14,789	15,259
Net changes in Caterpillar purchased receivables	181	250	(1,164)
Proceeds from sales of receivables	227	144	207
Net change in variable lending to Caterpillar	32	(32)	55
Additions to other notes receivable with Caterpillar	(45)	(107)	(184)
Collections on other notes receivable with Caterpillar	29	103	77
Restricted cash and cash equivalents activity, net	2	45	27
Other, net	3	(4)	6
Net cash (used in) provided by investing activities	(2,534)	(4,351)	(2,804)
Cash flows from financing activities:
Net change in variable lending from Caterpillar	(65)	203	—
Proceeds from borrowings with Caterpillar	1,000	—	—
Payments on borrowings with Caterpillar	—	—	(600)
Proceeds from debt issued (original maturities greater than three months)	9,133	13,806	10,873
Payments on debt issued (original maturities greater than three months)	(9,101)	(9,935)	(8,277)
Short-term borrowings, net (original maturities three months or less)	(70)	480	(97)
Dividend paid to Caterpillar	(200)	(250)	(600)
Acquisition of noncontrolling interest	—	—	(7)
Net cash provided by (used in) financing activities	697	4,304	1,292
Effect of exchange rate changes on cash and cash equivalents	(22)	(87)	39
Increase/(decrease) in cash and cash equivalents	(760)	904	(500)
Cash and cash equivalents at beginning of period	2,080	1,176	1,676
Cash and cash equivalents at end of period	$1,320	$2,080	$1,176

Cash paid for interest	$713	$797	$823
Cash paid for taxes	$192	$101	$96
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

We consolidate all variable-interest entities (VIEs) where we are the primary beneficiary. For VIEs, we assess whether we are the primary beneficiary as prescribed by the accounting guidance on the consolidation of VIEs. The primary beneficiary of a VIE is the party that has the power to direct the activities that most significantly impact the performance of the entity and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entity. Please refer to Note 10 for more information.

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

G. Derivative Financial Instruments

Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates and interest rates.  Our Risk Management Policy allows for the use of derivative financial instruments to prudently manage foreign currency exchange rate and interest rate exposures and not for the purpose of creating speculative positions.  Derivatives that we use are primarily foreign currency forward and option contracts, cross currency contracts and interest rate swaps.  All derivatives are recorded at fair value.  See Note 9 for additional information.

H. Allowance for Credit Losses

The Allowance for credit losses is an estimate of the losses inherent in our finance receivable portfolio and includes consideration of accounts that have been individually identified as impaired, as well as pools of finance receivables where it is probable that certain receivables in the pool are impaired but the individual accounts cannot yet be identified.  In identifying and measuring impairment, management takes into consideration past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and current economic conditions. In estimating probable credit losses, we review accounts that are past due, non-performing, in bankruptcy or otherwise identified as at-risk for potential credit loss including accounts which have been modified. Accounts are identified as at-risk for potential credit loss using information available about the customer, such as financial statements, news reports and published credit ratings, as well as general information regarding industry trends and the economic environment in which our customers operate.

The Allowance for credit losses attributable to specific accounts is based on the most probable source of repayment, which is normally the liquidation of collateral. In determining collateral value, we estimate the current fair market value of the collateral less selling costs. We also consider credit enhancements such as additional collateral and contractual third-party guarantees. The Allowance for credit losses attributable to the remaining accounts not yet individually identified as impaired is estimated utilizing probabilities of default and the estimated loss given default. In addition, qualitative factors not able to be fully captured in previous analysis including industry trends, macroeconomic factors and model imprecision are considered in the evaluation of the adequacy of the Allowance for credit losses. These qualitative factors are subjective and require a degree of management judgment.

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

When appropriate, we combine certain income tax filings with those of Caterpillar.  In such instances, in accordance with our tax sharing agreement with Caterpillar, we generally pay to or receive from Caterpillar our allocated share of income taxes or credits based on our relative share of taxable income or loss.

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

NOTE 2 – ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

Comprehensive income/(loss) and its components are presented in the Consolidated Statements of Comprehensive Income. Changes in Accumulated other comprehensive income/(loss), net of tax, included in the Consolidated Statements of Changes in Stockholder's Equity, consisted of the following:

(Millions of dollars)	Foreign currency translation	Derivative financial instruments	Total

Balance at December 31, 2011	$122	$(6)	$116

Balance at December 31, 2012	$184	$(8)	$176

Balance at December 31, 2012	$184	$(8)	$176
Other comprehensive income/(loss) before reclassifications	(62)	(1)	(63)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	4	4
Other comprehensive income/(loss)	(62)	3	(59)
Balance at December 31, 2013	$122	$(5)	$117

The effect of the reclassifications out of Accumulated other comprehensive income/(loss) on the Consolidated Statements of Profit during the year ended December 31, 2013 was as follows:

(Millions of dollars)
	Classification of income (expense)	2013
Foreign exchange contracts	Other income (expense)	$—
Interest rate contracts	Interest expense	(6)
Reclassifications before tax		(6)
Tax (provision) benefit		2
Total reclassifications from Accumulated other comprehensive income/(loss)		$(4)

NOTE 3 – FINANCING ACTIVITIES
A. Contractual Maturities of Finance Receivables

The contractual maturities and future scheduled payments of outstanding receivables, as of December 31, 2013, were:

(Millions of dollars)
Amounts due in	Retail Installment Sale Contracts	Wholesale Installment Sale Contracts	Retail Finance Leases	Wholesale Finance Leases	Retail Notes	Wholesale Notes	Total
2014	$2,218	$145	$3,277	$84	$3,628	$3,749	$13,101
2015	1,709	24	2,215	64	2,263	231	6,506
2016	1,156	14	1,314	37	1,758	150	4,429
2017	626	3	595	17	1,475	18	2,734
2018	215	—	207	9	669	5	1,105
Thereafter	29	—	139	—	1,070	—	1,238
	5,953	186	7,747	211	10,863	4,153	29,113
Guaranteed residual value	—	—	386	58	—	—	444
Unguaranteed residual value	—	—	496	25	—	—	521
Less: Unearned income	(100)	(1)	(739)	(22)	(89)	(25)	(976)
Total	$5,853	$185	$7,890	$272	$10,774	$4,128	$29,102
Less: Allowance for credit losses							(378)
Total net finance receivables							$28,724

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

There were no impaired loans or finance leases as of December 31, 2013, 2012 and 2011, for the Dealer and Caterpillar Purchased Receivables portfolio segments.  The average recorded investment for impaired loans and finance leases for the Dealer and Caterpillar Purchased Receivables portfolio segments was zero during 2013, 2012 and 2011.

Individually impaired loans and finance leases for the Customer portfolio segment were as follows:

(Millions of dollars)
	As of December 31, 2013			As of December 31, 2012
Impaired Loans and Finance Leases With No Allowance Recorded	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Customer
North America	$23	$22	$—	$28	$27	$—
Europe	48	47	—	45	45	—
Asia/Pacific	7	7	—	2	2	—
Mining	134	134	—	1	1	—
Latin America	11	11	—	7	7	—
Caterpillar Power Finance	223	222	—	295	295	—
Total	$446	$443	$—	$378	$377	$—
Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$13	$13	$4	$25	$23	$7
Europe	20	19	7	28	26	11
Asia/Pacific	17	17	2	19	19	4
Mining	—	—	—	—	—	—
Latin America	23	23	6	30	30	8
Caterpillar Power Finance	110	106	51	113	109	24
Total	$183	$178	$70	$215	$207	$54
Total Impaired Loans and Finance Leases
Customer
North America	$36	$35	$4	$53	$50	$7
Europe	68	66	7	73	71	11
Asia/Pacific	24	24	2	21	21	4
Mining	134	134	—	1	1	—
Latin America	34	34	6	37	37	8
Caterpillar Power Finance	333	328	51	408	404	24
Total	$629	$621	$70	$593	$584	$54

(Millions of dollars)
	As of December 31, 2011
Impaired Loans and Finance Leases With No Allowance Recorded	Recorded Investment	Unpaid Principal Balance	Related Allowance
Customer
North America	$83	$80	$—
Europe	47	46	—
Asia/Pacific	4	4	—
Mining	8	8	—
Latin America	9	9	—
Caterpillar Power Finance	175	170	—
Total	$326	$317	$—
Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$23	$20	$6
Europe	22	21	8
Asia/Pacific	9	9	3
Mining	—	—	—
Latin America	19	19	4
Caterpillar Power Finance	85	85	13
Total	$158	$154	$34
Total Impaired Loans and Finance Leases
Customer
North America	$106	$100	$6
Europe	69	67	8
Asia/Pacific	13	13	3
Mining	8	8	—
Latin America	28	28	4
Caterpillar Power Finance	260	255	13
Total	$484	$471	$34

(Millions of dollars)
	Year Ended December 31, 2013		Year Ended December 31, 2012		Year Ended December 31, 2011
Impaired Loans and Finance Leases With No Allowance Recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Customer
North America	$25	$3	$50	$3	$91	$4
Europe	49	1	45	1	11	—
Asia/Pacific	4	—	3	—	5	—
Mining	61	3	8	—	8	1
Latin America	11	—	6	—	9	1
Caterpillar Power Finance	271	5	220	2	221	6
Total	$421	$12	$332	$6	$345	$12
Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$18	$1	$25	$1	$56	$2
Europe	22	1	27	1	20	—
Asia/Pacific	18	1	15	1	11	1
Mining	1	—	—	—	—	—
Latin America	44	2	27	2	11	—
Caterpillar Power Finance	135	1	94	—	61	—
Total	$238	$6	$188	$5	$159	$3
Total Impaired Loans and Finance Leases
Customer
North America	$43	$4	$75	$4	$147	$6
Europe	71	2	72	2	31	—
Asia/Pacific	22	1	18	1	16	1
Mining	62	3	8	—	8	1
Latin America	55	2	33	2	20	1
Caterpillar Power Finance	406	6	314	2	282	6
Total	$659	$18	$520	$11	$504	$15

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

As of December 31, 2013, 2012 and 2011, there were no loans or finance leases on non-accrual status for the Dealer or Caterpillar Purchased Receivables portfolio segments.

The investment in customer loans and finance leases on non-accrual status as of December 31, was as follows:

(Millions of dollars)
	2013	2012	2011
Customer
North America	$26	$59	$112
Europe	28	38	58
Asia/Pacific	50	36	24
Mining	23	12	12
Latin America	179	148	108
Caterpillar Power Finance	119	220	158
Total	$425	$513	$472

Aging related to loans and finance leases was as follows:

(Millions of dollars)
	December 31, 2013
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$37	$12	$24	$73	$6,522	$6,595	$—
Europe	26	15	29	70	2,805	2,875	6
Asia/Pacific	55	46	59	160	3,174	3,334	11
Mining	3	—	12	15	2,128	2,143	—
Latin America	54	25	165	244	2,474	2,718	5
Caterpillar Power Finance	55	30	60	145	2,946	3,091	—
Dealer
North America	—	—	—	—	3,034	3,034	—
Europe	—	—	—	—	569	569	—
Asia/Pacific	—	—	—	—	706	706	—
Mining	—	—	—	—	5	5	—
Latin America	—	—	—	—	940	940	—
Caterpillar Power Finance	—	—	—	—	—	—	—
Caterpillar Purchased Receivables
North America	26	5	2	33	1,539	1,572	2
Europe	2	1	1	4	423	427	—
Asia/Pacific	—	—	—	—	468	468	—
Mining	—	—	—	—	—	—	—
Latin America	—	—	—	—	616	616	—
Caterpillar Power Finance	—	—	1	1	8	9	1
Total	$258	$134	$353	$745	$28,357	$29,102	$25

(Millions of dollars)
	December 31, 2012
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$35	$8	$52	$95	$5,889	$5,984	$—
Europe	23	9	36	68	2,487	2,555	6
Asia/Pacific	53	19	54	126	3,354	3,480	18
Mining	—	1	12	13	1,960	1,973	—
Latin America	62	19	138	219	2,500	2,719	—
Caterpillar Power Finance	15	14	126	155	3,017	3,172	4
Dealer
North America	—	—	—	—	2,931	2,931	—
Europe	—	—	—	—	652	652	—
Asia/Pacific	—	—	—	—	945	945	—
Mining	—	—	—	—	1	1	—
Latin America	—	—	—	—	1,057	1,057	—
Caterpillar Power Finance	—	—	—	—	—	—	—
Caterpillar Purchased Receivables
North America	17	3	2	22	1,334	1,356	2
Europe	1	—	—	1	331	332	—
Asia/Pacific	—	—	—	—	868	868	—
Mining	—	—	—	—	—	—	—
Latin America	—	—	—	—	547	547	—
Caterpillar Power Finance	—	—	1	1	10	11	1
Total	$206	$73	$421	$700	$27,883	$28,583	$31

(Millions of dollars)
	December 31, 2011
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$75	$39	$111	$225	$5,448	$5,673	$9
Europe	27	11	57	95	2,129	2,224	10
Asia/Pacific	48	23	38	109	3,102	3,211	14
Mining	—	—	12	12	1,473	1,485	—
Latin America	32	15	99	146	2,339	2,485	—
Caterpillar Power Finance	14	16	125	155	2,765	2,920	25
Dealer
North America	—	—	2	2	2,412	2,414	2
Europe	—	—	—	—	334	334	—
Asia/Pacific	—	—	—	—	516	516	—
Mining	—	—	—	—	—	—	—
Latin America	—	—	—	—	709	709	—
Caterpillar Power Finance	—	—	—	—	—	—	—
Caterpillar Purchased Receivables
North America	25	4	6	35	1,801	1,836	6
Europe	3	—	—	3	399	402	—
Asia/Pacific	—	—	—	—	465	465	—
Mining	—	—	—	—	—	—	—
Latin America	—	—	—	—	422	422	—
Caterpillar Power Finance	—	—	—	—	29	29	—
Total	$224	$108	$450	$782	$24,343	$25,125	$66

Allowance for credit losses
The Allowance for credit losses as of December 31, 2013 was $378 million or 1.30 percent of net finance receivables compared with $426 million or 1.49 percent as of December 31, 2012.  The overall decrease of $48 million in Allowance for credit losses during the year reflects a $55 million decrease associated with the lower allowance rate, partially offset by a $7 million increase due to an increase in our net finance receivables portfolio. The lower allowance rate reflects write-offs taken in 2013, primarily related to our European marine portfolio that had been previously provided for in the Allowance for credit losses, favorable changes in our estimated probabilities of default (due to improved financial health of our customers), continued refinements of estimated loss emergence periods and general improvement in the economic conditions of the industries we serve.

The Allowance for credit losses as of December 31, 2012 was $426 million or 1.49 percent of net finance receivables compared with $369 million or 1.47 percent as of December 31, 2011. The overall increase of $57 million in Allowance for credit losses during the year reflects a $51 million increase in allowance due to an increase in our net finance receivables portfolio and a $6 million increase associated with the higher allowance rate.

An analysis of the Allowance for credit losses during 2013, 2012 and 2011 was as follows:

(Millions of dollars)
	December 31, 2013
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$414	$9	$3	$426
Receivables written off	(179)	—	—	(179)
Recoveries on receivables previously written off	56	—	—	56
Provision for credit losses	83	1	—	84
Adjustment due to sale of receivables	(3)	—	—	(3)
Foreign currency translation adjustment	(6)	—	—	(6)
Balance at end of year	$365	$10	$3	$378

Individually evaluated for impairment	$70	$—	$—	$70
Collectively evaluated for impairment	295	10	3	308
Ending Balance	$365	$10	$3	$378

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$629	$—	$—	$629
Collectively evaluated for impairment	20,127	5,254	3,092	28,473
Ending Balance	$20,756	$5,254	$3,092	$29,102

(Millions of dollars)
	December 31, 2012
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$360	$6	$3	$369
Receivables written off	(149)	—	—	(149)
Recoveries on receivables previously written off	47	—	—	47
Provision for credit losses	157	3	—	160
Adjustment due to sale of receivables	(2)	—	—	(2)
Foreign currency translation adjustment	1	—	—	1
Balance at end of year	$414	$9	$3	$426

Individually evaluated for impairment	$54	$—	$—	$54
Collectively evaluated for impairment	360	9	3	372
Ending Balance	$414	$9	$3	$426

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$593	$—	$—	$593
Collectively evaluated for impairment	19,290	5,586	3,114	27,990
Ending Balance	$19,883	$5,586	$3,114	$28,583

(Millions of dollars)
	December 31, 2011
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$357	$5	$1	$363
Receivables written off	(210)	—	—	(210)
Recoveries on receivables previously written off	52	—	—	52
Provision for credit losses	167	1	2	170
Adjustment due to sale of receivables	(3)	—	—	(3)
Foreign currency translation adjustment	(3)	—	—	(3)
Balance at end of year	$360	$6	$3	$369

Individually evaluated for impairment	$34	$—	$—	$34
Collectively evaluated for impairment	326	6	3	335
Ending Balance	$360	$6	$3	$369

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$484	$—	$—	$484
Collectively evaluated for impairment	17,514	3,973	3,154	24,641
Ending Balance	$17,998	$3,973	$3,154	$25,125

Credit quality of finance receivables
The credit quality of finance receivables is reviewed on a monthly basis. Credit quality indicators include performing and non-performing. Non-performing is defined as finance receivables currently over 120 days past due and/or on non-accrual status or in bankruptcy. Finance receivables not meeting the criteria listed above are considered performing. Non-performing receivables have the highest probability for credit loss. The Allowance for credit losses attributable to non-performing receivables is based on the most probable source of repayment, which is normally the liquidation of collateral. In determining collateral value, we estimate the current fair market value of the collateral less selling costs. In addition, consideration is given to credit enhancements such as additional collateral and contractual third-party guarantees in determining the Allowance for credit losses attributable to non-performing receivables.

The recorded investment in performing and non-performing finance receivables was as follows:

(Millions of dollars)
	December 31, 2013
	Customer	Dealer	Caterpillar Purchased Receivables	Total
Performing
North America	$6,569	$3,034	$1,572	$11,175
Europe	2,847	569	427	3,843
Asia/Pacific	3,284	706	468	4,458
Mining	2,120	5	—	2,125
Latin America	2,539	940	616	4,095
Caterpillar Power Finance	2,972	—	9	2,981
Total Performing	$20,331	$5,254	$3,092	$28,677
Non-Performing
North America	$26	$—	$—	$26
Europe	28	—	—	28
Asia/Pacific	50	—	—	50
Mining	23	—	—	23
Latin America	179	—	—	179
Caterpillar Power Finance	119	—	—	119
Total Non-Performing	$425	$—	$—	$425
Total Performing and Non-Performing
North America	$6,595	$3,034	$1,572	$11,201
Europe	2,875	569	427	3,871
Asia/Pacific	3,334	706	468	4,508
Mining	2,143	5	—	2,148
Latin America	2,718	940	616	4,274
Caterpillar Power Finance	3,091	—	9	3,100
Total	$20,756	$5,254	$3,092	$29,102

(Millions of dollars)
	December 31, 2012
	Customer	Dealer	Caterpillar Purchased Receivables	Total
Performing
North America	$5,925	$2,931	$1,356	$10,212
Europe	2,517	652	332	3,501
Asia/Pacific	3,444	945	868	5,257
Mining	1,961	1	—	1,962
Latin America	2,571	1,057	547	4,175
Caterpillar Power Finance	2,952	—	11	2,963
Total Performing	$19,370	$5,586	$3,114	$28,070
Non-Performing
North America	$59	$—	$—	$59
Europe	38	—	—	38
Asia/Pacific	36	—	—	36
Mining	12	—	—	12
Latin America	148	—	—	148
Caterpillar Power Finance	220	—	—	220
Total Non-Performing	$513	$—	$—	$513
Total Performing and Non-Performing
North America	$5,984	$2,931	$1,356	$10,271
Europe	2,555	652	332	3,539
Asia/Pacific	3,480	945	868	5,293
Mining	1,973	1	—	1,974
Latin America	2,719	1,057	547	4,323
Caterpillar Power Finance	3,172	—	11	3,183
Total	$19,883	$5,586	$3,114	$28,583

(Millions of dollars)
	December 31, 2011
	Customer	Dealer	Caterpillar Purchased Receivables	Total
Performing
North America	$5,561	$2,414	$1,836	$9,811
Europe	2,166	334	402	2,902
Asia/Pacific	3,187	516	465	4,168
Mining	1,473	—	—	1,473
Latin America	2,377	709	422	3,508
Caterpillar Power Finance	2,762	—	29	2,791
Total Performing	$17,526	$3,973	$3,154	$24,653
Non-Performing
North America	$112	$—	$—	$112
Europe	58	—	—	58
Asia/Pacific	24	—	—	24
Mining	12	—	—	12
Latin America	108	—	—	108
Caterpillar Power Finance	158	—	—	158
Total Non-Performing	$472	$—	$—	$472
Total Performing and Non-Performing
North America	$5,673	$2,414	$1,836	$9,923
Europe	2,224	334	402	2,960
Asia/Pacific	3,211	516	465	4,192
Mining	1,485	—	—	1,485
Latin America	2,485	709	422	3,616
Caterpillar Power Finance	2,920	—	29	2,949
Total	$17,998	$3,973	$3,154	$25,125

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

TDRs are reviewed along with other receivables as part of management’s ongoing evaluation of the adequacy of the Allowance for credit losses. The Allowance for credit losses attributable to TDRs is based on the most probable source of repayment, which is normally the liquidation of collateral. In determining collateral value, we estimate the current fair market value of the collateral less selling costs. In addition, consideration is given to credit enhancements such as additional collateral and contractual third-party guarantees in determining the Allowance for credit losses attributable to TDRs.

There were no loans or finance lease receivables modified as TDRs during the years ended December 31, 2013, 2012 and 2011 for the Dealer or Caterpillar Purchased Receivables portfolio segments.

Loans and finance lease receivables in the Customer portfolio segment modified as TDRs during the years ended December 31, 2013, 2012 and 2011, were as follows:

(Dollars in millions)
	Year Ended December 31, 2013
	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment
Customer
North America	62	$9	$9
Europe	51	7	7
Asia/Pacific	3	1	1
Mining	45	123	123
Latin America	16	2	2
Caterpillar Power Finance(1)	17	153	157
Total(2)	194	$295	$299

	Year Ended December 31, 2012
	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment
Customer
North America	98	$15	$15
Europe	21	8	8
Asia/Pacific	12	3	3
Latin America	41	5	5
Caterpillar Power Finance(1)	27	253	253
Total(2)	199	$284	$284

	Year Ended December 31, 2011
	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment
Customer
North America	71	$13	$13
Europe	7	44	44
Latin America	12	10	10
Caterpillar Power Finance(1)	35	117	117
Total(2)	125	$184	$184

(1) During the years ended December 31, 2013, 2012 and 2011, $25 million, $24 million and $15 million, respectively, of additional funds were subsequently loaned to a borrower whose terms had been modified in a TDR.  The $25 million, $24 million and $15 million of additional funds are not reflected in the tables above as no incremental modifications have been made with the borrower during the periods presented.  At December 31, 2013, remaining commitments to lend additional funds to a borrower whose terms have been modified in a TDR were $6 million.
(2) Modifications include extended contract maturities, inclusion of interest only periods, below market interest rates, and extended skip payment periods.

TDRs in the Customer portfolio segment with a payment default during the years ended December 31, 2013, 2012 and 2011, which had been modified within twelve months prior to the default date, were as follows:

(Dollars in millions)
	Year Ended December 31, 2013		Year Ended December 31, 2012		Year Ended December 31, 2011
	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment
Customer
North America	19	$4	49	$4	48	$26
Europe	5	—	—	—	1	1
Asia/Pacific	—	—	2	1	—	—
Latin America	—	—	—	—	7	4
Caterpillar Power Finance	2	3	16	21	14	70
Total	26	$7	67	$26	70	$101

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
On April 25, 2011, we exercised a cleanup call on our only outstanding asset-backed securitization transaction.  As a result, we had no assets or liabilities related to our securitization program as of December 31, 2013, 2012 or 2011.
Off-balance sheet managed assets
Certain finance receivables and equipment on operating leases are sold to third parties with limited or no recourse to us to mitigate the concentration of credit risk with certain customers and are generally accounted for as sales. In 2013, 2012 and 2011, we received $243 million, $206 million and $207 million, respectively, of cash proceeds and recognized pre-tax gains of $4 million, $3 million and $4 million, respectively, from the sale of such assets.  We typically maintain servicing responsibilities for these third-party assets, which totaled $322 million, $291 million and $235 million as of December 31, 2013, 2012 and 2011, respectively.  Because we do not receive a servicing fee for these assets, a servicing liability is recorded.  As of December 31, 2013, 2012 and 2011, these liabilities were not material. None of the receivables that are directly or indirectly sold or transferred to third parties in any of the foregoing transactions are available to pay our creditors.

Total off-balance sheet managed assets as of December 31, were as follows:

(Millions of dollars)
	2013	2012	2011
Retail notes receivable	$126	$49	$39
Retail finance leases	103	116	133
Operating leases	61	60	15
Retail installment sale contracts	32	66	48
Total off-balance sheet managed assets	$322	$291	$235

D. Purchases of Trade Receivables from Caterpillar Entities

We purchase trade receivables from Caterpillar entities at a discount. The discount is an estimate of the amount of financing revenue that would be earned at a market rate on these trade receivables over their expected life. The discount is amortized into revenue on an effective yield basis over the life of the receivables and recognized as Wholesale finance revenue. For the years ended December 31, 2013, 2012 and 2011, amortized discounts for the trade receivables were $233 million, $241 million and $212 million, respectively.  In the Consolidated Statements of Cash Flows, collection of the discount is included in investing activities as the receivables are collected.

NOTE 4 – EQUIPMENT ON OPERATING LEASES

Components of equipment on operating leases, less accumulated depreciation as of December 31, were as follows:

(Millions of dollars)
	2013	2012	2011
Equipment on operating leases, at cost	$5,111	$4,410	$4,082
Less: Accumulated depreciation	(1,581)	(1,451)	(1,471)
Equipment on operating leases, net	$3,530	$2,959	$2,611

At December 31, 2013, scheduled minimum rental payments for operating leases were as follows:

2014	2015	2016	2017	2018	Thereafter	Total
$874	$597	$359	$179	$88	$33	$2,130

NOTE 5 – CONCENTRATION OF CREDIT RISK

Financial instruments with potential credit risk consist primarily of finance receivables. Additionally, to a lesser extent, we have potential credit risk associated with counterparties to derivative contracts.

As of December 31, 2013, 2012 and 2011, receivables from customers in construction-related industries made up approximately one-third of our total portfolio.  As of December 31, 2013, 2012 and 2011, approximately 40 percent of construction-related receivables related to customers in North America.  No single customer or dealer represented a significant concentration of credit risk.  We typically maintain a security interest in retail financed equipment and require physical damage insurance coverage on all financed equipment.  See Note 15 for further information concerning business segments.

Regarding our derivative instruments, collateral is not generally required of the counterparties or of us.  We generally enter into International Swaps and Derivatives Association (ISDA) master netting agreements, which permit the net settlement of amounts owed.  Our exposure to credit loss in the event of nonperformance by the counterparties is limited to only those gains that we have recorded, but for which we have not yet received cash payment.  The master netting agreements reduce the amount of loss the Company would incur should the counterparties fail to meet their obligations.  As of December 31, 2013, 2012 and 2011, the maximum exposure to credit loss, including accrued interest, was $178 million, $306 million and $342 million, respectively, before the application of any master netting agreements.  See Note 9 for further information concerning derivatives.

NOTE 6 – CREDIT COMMITMENTS

Revolving credit facilities
We have three global credit facilities with a syndicate of banks totaling $10.00 billion (Credit Facility) available in the aggregate to both Caterpillar and us for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of December 31, 2013 was $7.25 billion.

•	The 364-day facility of $3.00 billion (of which $2.18 billion is available to us) expires in September 2014.

•	The 2010 four-year facility, as amended in September 2013, of $2.60 billion (of which $1.88 billion is available to us) expires in September 2016.

•	The 2011 five-year facility, as amended in September 2013, of $4.40 billion (of which $3.19 billion is available to us) expires in September 2018.

At December 31, 2013, Caterpillar’s consolidated net worth was $25.03 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined in the Credit Facility as the consolidated stockholders' equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income/(loss).

At December 31, 2013, our covenant interest coverage ratio was 1.96 to 1.  This is above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at December 31, 2013, our six-month covenant leverage ratio was 8.14 to 1 and our year-end covenant leverage ratio was 7.99 to 1.  This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event that either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings.  At December 31, 2013, there were no borrowings under the Credit Facility.

Bank borrowings
Credit lines with banks as of December 31, 2013 totaled $4.28 billion.  These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements.  The remaining available credit commitments may be withdrawn any time at the lenders' discretion.  As of December 31, 2013, we had $2.03 billion outstanding against these credit lines compared with $2.02 billion as of December 31, 2012, and were in compliance with all debt covenants under these credit lines.

Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction.  We do not hold reserves to fund the payment of the demand notes.  The notes are offered on a continuous basis by prospectus only.

Notes receivable from/payable to Caterpillar
Under our variable amount lending agreements and other notes receivable with Caterpillar, we may borrow up to $2.33 billion from Caterpillar and Caterpillar may borrow up to $1.29 billion from us.  The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice.  We had notes receivable of $345 million and notes payable of $1.12 billion outstanding under these agreements as of December 31, 2013, compared with notes receivable of $360 million and notes payable of $208 million as of December 31, 2012.

Committed credit facility
In addition, in 2011, we extended a $2 billion committed credit facility to Caterpillar, which expires in February 2019.  We receive a fee from Caterpillar based on amounts drawn under the credit facility and a commitment fee for the undrawn amounts under the credit facility.  At December 31, 2013, there were no borrowings under this credit facility.

NOTE 7 – SHORT-TERM BORROWINGS

Short-term borrowings outstanding as of December 31, were comprised of the following:

(Millions of dollars)
	2013		2012		2011
	Balance	Avg. Rate	Balance	Avg. Rate	Balance	Avg. Rate
Commercial paper, net	$2,502	0.5%	$3,654	0.6%	$2,818	1.0%
Bank borrowings	545	6.4%	418	5.6%	527	7.3%
Variable denomination floating rate demand notes	616	0.8%	579	0.8%	550	0.9%
Total	$3,663		$4,651		$3,895

NOTE 8 – LONG-TERM DEBT

During 2013, we issued $6.15 billion of medium-term notes, of which $3.99 billion were at fixed interest rates and $2.16 billion were at floating interest rates, primarily indexed to LIBOR.  At December 31, 2013, the outstanding medium-term notes had remaining maturities ranging up to 12 years.

Long-term debt outstanding as of December 31, was comprised of the following:

(Millions of dollars)
	2013		2012		2011
	Balance	Avg. Rate	Balance	Avg. Rate	Balance	Avg. Rate
Medium-term notes	$23,837	2.8%	$23,488	3.2%	$20,058	3.9%
Unamortized discount	(8)		(13)		(10)
Medium-term notes, net	23,829		23,475		20,048
Bank borrowings	1,483	3.2%	1,602	4.1%	1,583	3.7%
Total	$25,312		$25,077		$21,631

 Long-term debt outstanding as of December 31, 2013, matures as follows:

(Millions of dollars)
2014	$6,592
2015	6,446
2016	4,796
2017	2,747
2018	2,350
Thereafter	2,381
Total	$25,312

NOTE 9 – DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

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

Foreign currency exchange rate risk
We have net foreign currency balance sheet positions and expected future transactions denominated in foreign currencies, thereby creating exposure to movements in foreign exchange rates. In managing foreign currency risk, our objective is to minimize earnings volatility resulting from conversion and the remeasurement of net foreign currency balance sheet positions and expected future transactions denominated in foreign currencies.  Our policy allows the use of foreign currency forward, option and cross currency contracts to offset the risk of currency mismatch between our receivables and debt and exchange rate risk associated with expected future transactions denominated in foreign currencies.  Substantially all such foreign currency forward, option and cross currency contracts are undesignated.

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

As of December 31, 2013, $3 million of deferred net losses, net of tax, included in equity (AOCI in the Consolidated Statements of Financial Position), related to our floating-to-fixed interest rate swaps, are expected to be reclassified to Interest expense over the next twelve months.  The actual amount recorded in Interest expense will vary based on interest rates at the time the hedged transactions impact earnings.

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

The location and fair value of derivative instruments reported in the Consolidated Statements of Financial Position were as follows:

(Millions of dollars)
		Asset (Liability) Fair Value
		December 31,
	Consolidated Statements of Financial Position Location	2013	2012	2011
Designated derivatives
Interest rate contracts	Other assets	$122	$226	$248
Interest rate contracts	Accrued expenses	(6)	(8)	(6)
		$116	$218	$242
Undesignated derivatives
Foreign exchange contracts	Other assets	$7	$10	$7
Foreign exchange contracts	Accrued expenses	(4)	(5)	(16)
Cross currency contracts	Other assets	9	—	—
Cross currency contracts	Accrued expenses	—	(1)	—
Interest rate contracts	Other assets	—	2	—
Interest rate contracts	Accrued expenses	—	(1)	(1)
		$12	$5	$(10)

For the years ended December 31, 2013, 2012 and 2011, the deferred gains (losses) recorded in AOCI on the Consolidated Statements of Changes in Stockholder’s Equity associated with our cash flow interest rate contract hedges were as follows:

(Millions of dollars)
Balance as of December 31, 2012, net of tax of $4	$(8)
Gains (losses) deferred during the year, net of tax of $1	(1)
(Gains) losses reclassified to earnings, net of tax of $2	4
Balance as of December 31, 2013, net of tax of $3	$(5)

(Millions of dollars)
Balance as of December 31, 2011, net of tax of $3	$(6)
Gains (losses) deferred during the year, net of tax of $0	1
(Gains) losses reclassified to earnings, net of tax of $(1)	(3)
Balance as of December 31, 2012, net of tax of $4	$(8)

(Millions of dollars)
Balance as of December 31, 2010, net of tax of $6	$(14)
Gains (losses) deferred during the year, net of tax of $0	(1)
(Gains) losses reclassified to earnings, net of tax of $3	9
Balance as of December 31, 2011, net of tax of $3	$(6)

The effect of derivatives designated as hedging instruments on the Consolidated Statements of Profit was as follows:

Fair Value Hedges
(Millions of dollars)
		Year Ended December 31, 2013
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts	Other income (expense)	$(107)	$114

		Year Ended December 31, 2012
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts	Other income (expense)	$(20)	$36

		Year Ended December 31, 2011
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts	Other income (expense)	$39	$(44)

Cash Flow Hedges
(Millions of dollars)
		Year Ended December 31, 2013
	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(6)	$—
Interest rate contracts	Other income (expense)	—	1
		$(6)	$1

		Year Ended December 31, 2012
	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$4	$—
Interest rate contracts	Other income (expense)	—	(1)
		$4	$(1)

		Year Ended December 31, 2011
	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(12)	$—
Interest rate contracts	Other income (expense)	—	(2)
		$(12)	$(2)

The effect of derivatives not designated as hedging instruments on the Consolidated Statements of Profit was as follows for the years ended December 31:

Undesignated Derivatives
(Millions of dollars)
	Classification	2013	2012	2011
Foreign exchange contracts	Other income (expense)	$3	$7	$(15)
Cross currency contracts	Other income (expense)	5	(1)	—
Interest rate contracts	Other income (expense)	(3)	—	—
		$5	$6	$(15)

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

Collateral is generally not required of the counterparties or us under the master netting agreements. As of December 31, 2013, 2012 and 2011, no cash collateral was received or pledged under the master netting agreements.

The effect of the net settlement provisions of the master netting agreements on our derivative balances upon an event of default or a termination event as of December 31, was as follows:

Offsetting of Derivative Assets and Liabilities
(Millions of dollars)
	2013	2012	2011
Derivative Assets
Gross Amount of Recognized Assets	$138	$238	$255
Gross Amounts Offset	—	—	—
Net Amount of Assets(1)	138	238	255
Gross Amounts Not Offset
Financial Instruments	(9)	(12)	(11)
Cash Collateral Received	—	—	—
Net Amount	$129	$226	$244

Derivative Liabilities
Gross Amount of Recognized Liabilities	$(10)	$(15)	$(23)
Gross Amounts Offset	—	—	—
Net Amount of Liabilities(1)	(10)	(15)	(23)
Gross Amounts Not Offset
Financial Instruments	9	12	11
Cash Collateral Received	—	—	—
Net Amount	$(1)	$(3)	$(12)

(1) As presented in the Consolidated Statements of Financial Position.

NOTE 10 – COMMITMENTS AND CONTINGENT LIABILITIES
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

 No loss has been experienced or is anticipated under any of these guarantees.  At December 31, 2013, 2012 and 2011, the related liability was $1 million, $2 million and $2 million, respectively.  The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees was as follows:

(Millions of dollars)
	2013	2012	2011
Guarantees with customers	$55	$61	$69
Limited indemnity	—	—	11
Total guarantees	$55	$61	$80

We provide guarantees to repurchase certain loans of Caterpillar dealers from a special purpose corporation (SPC) that qualifies as a VIE (see Note 1 for additional information regarding the accounting guidance on the consolidation of VIEs).  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  We have a loan purchase agreement with the SPC that obligates us to purchase certain loans that are not paid at maturity.  We receive a fee for providing this guarantee, which provides a source of liquidity for the SPC.  We are the primary beneficiary of the SPC as our guarantees result in us having both the power to direct the activities that most significantly impact the SPC's economic performance and the obligation to absorb losses and therefore we have consolidated the financial statements of the SPC.  As of December 31, 2013, 2012 and 2011, the SPC’s assets of $1.01 billion, $927 million and $586 million, respectively, are primarily comprised of loans to dealers, which are included in Retail notes receivable in the Consolidated Statements of Financial Position, and the SPC's liabilities of $1.01 billion, $927 million and $586 million, respectively, are primarily comprised of commercial paper, which is included in Short-term borrowings in the Consolidated Statements of Financial Position.  The assets of the SPC are not available to pay our creditors. We may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.
We are party to agreements in the normal course of business with selected customers and Caterpillar dealers in which we commit to provide a set dollar amount of financing on a pre-approved basis.  We also provide lines of credit to certain customers and Caterpillar dealers, of which a portion remains unused as of the end of the period.  Commitments and lines of credit generally have fixed expiration dates or other termination clauses.  It has been our experience that not all commitments and lines of credit will be used.  Management applies the same credit policies when making commitments and granting lines of credit as it does for any other financing.  We do not require collateral for these commitments/lines, but if credit is extended, collateral may be required upon funding.  As of December 31, 2013, 2012 and 2011, the amount of the unused commitments and lines of credit for dealers was $10.63 billion, $10.97 billion and $6.60 billion, respectively.  As of December 31, 2013, 2012 and 2011, the amount of the unused commitments and lines of credit for customers was $4.64 billion, $4.69 billion and $2.79 billion, respectively.
We are involved in unresolved legal actions that arise in the normal course of business. Although it is not possible to predict with certainty the outcome of our unresolved legal actions, we believe that these unresolved legal actions will neither individually nor in the aggregate have a material adverse effect on our consolidated financial position, liquidity or results of operations.

NOTE 11 – INCOME TAXES

The components of Profit before income taxes for the years ended December 31, were as follows:

(Millions of dollars)
	2013	2012	2011
U.S.	$94	$38	$49
Non-U.S.	624	553	455
Total	$718	$591	$504

Profit (loss) before income taxes, as shown above, is based on the location of the entity to which such earnings are attributable.  Where an entity’s earnings are subject to taxation, however, may not correlate solely to where an entity is located.  Thus, the income tax provision shown below as U.S. or non-U.S. may not correspond to the earnings shown above.

The components of the Provision for income taxes were as follows for the years ended December 31:

(Millions of dollars)
	2013	2012	2011
Current income tax provision (benefit):
U.S.	$(14)	$14	$(14)
Non-U.S.	183	179	164
State (U.S.)	—	(2)	2
	169	191	152

Deferred income tax provision (benefit):
U.S.	18	(13)	(5)
Non-U.S.	(12)	(27)	(32)
State (U.S.)	(1)	(3)	(4)
	5	(43)	(41)

Total Provision for income taxes	$174	$148	$111

Current income tax provision is the amount of income taxes reported or expected to be reported on our income tax returns.  Generally, under our tax sharing agreement with Caterpillar, we have paid to or received from (or will pay to or will receive from) Caterpillar, our allocated share of certain income tax liabilities or benefits based on our relative share of taxable income or loss.

The actual Provision for income taxes differs from the Provision for income taxes that would result from applying the U.S. statutory rate to Profit before income taxes for the years ended December 31, for the reasons set forth in the following reconciliation:

(Millions of dollars)
	2013		2012		2011
Taxes computed at U.S. statutory rates	$251	35.0%	$207	35.0%	$176	35.0%
(Decreases) increases in taxes resulting from:
State Income Tax, net of Federal Tax	(1)	(0.1)%	(3)	(0.5)%	(1)	(0.2)%
Prior Year Non-U.S. tax and interest adjustment – Other	—	—%	—	—%	(15)	(3.0)%
Subsidiaries' results subject to tax rates other than U.S. statutory rates	(69)	(9.6)%	(50)	(8.6)%	(46)	(9.1)%
Other, net	(7)	(1.0)%	(6)	(1.0)%	(3)	(0.6)%
Provision for income taxes	$174	24.3%	$148	24.9%	$111	22.1%

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

(Millions of dollars)
	2013	2012	2011
Assets:
Deferred and refundable income taxes	$97	$104	$84
Liabilities:
Deferred income taxes and other liabilities	(505)	(539)	(584)
Deferred income taxes, net	$(408)	$(435)	$(500)

Differences between accounting rules and income tax laws cause differences between the bases of certain assets and liabilities for financial reporting and income tax purposes.  The income tax effects of these differences, to the extent they are temporary, are recorded as deferred income tax assets and liabilities netted by tax jurisdiction and taxpayer.

Our consolidated deferred income taxes consisted of the following components as of December 31:

(Millions of dollars)
	2013	2012	2011
Deferred tax assets:
Allowance for credit losses	$139	$156	$114
Tax credit carryforwards	—	—	13
Net operating loss carryforwards	56	59	69
	195	215	196

Deferred income tax liabilities (primarily lease basis differences)	(461)	(468)	(494)

Valuation allowance for deferred income tax assets	(9)	(9)	(9)

Deferred income tax on translation adjustment	(133)	(173)	(193)

Deferred income taxes, net	$(408)	$(435)	$(500)

As of December 31, 2013, amounts and expiration dates of net operating loss (NOL) carryforwards in various U.S. state taxing jurisdictions were:

(Millions of dollars)
2014	2015	2016	2017	2018-2029	Total
$—	$—	$—	$6	$212	$218

The gross deferred income tax asset associated with these NOL carryforwards is $17 million as of December 31, 2013, partially offset by a valuation allowance of $6 million.  The valuation allowance indicates the loss carryforwards are likely to expire prior to utilization.

In some U.S. state income tax jurisdictions, we join with other Caterpillar entities in filing combined income tax returns.  In other U.S. state income tax jurisdictions, we file on a separate, stand-alone basis.

As of December 31, 2013, amounts and expiration dates of NOL carryforwards in various non-U.S. taxing jurisdictions were:

(Millions of dollars)
2014	2015	2016	2017	2018-2029	Unlimited	Total
$2	$3	$1	$1	$32	$137	$176

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

A reconciliation of the beginning and ending amounts of gross unrecognized income tax benefits for uncertain income tax positions, including positions impacting only the timing of income tax benefits was as follows:

(Millions of dollars)
	2013	2012	2011
Reconciliation of unrecognized income tax benefits(1):
Balance at beginning of year	$2	$—	$7
Additions for income tax positions related to prior year	—	2	—
Reductions for income tax positions related to prior year	—	—	(7)
Reductions for income tax positions related to settlements(2)	(2)	—	—
Balance at end of year	$—	$2	$—

Amount that, if recognized, would impact the effective tax rate	$—	$2	$—

(1) Foreign currency translation amounts are included within each line as applicable.
(2) Includes cash payment or other reduction of assets to settle liability.

We classify interest and penalties on income taxes as a component of the Provision for income taxes.  During the years ended December 31, 2013, 2012 and 2011, we recognized a benefit of less than $1 million, a benefit of $5 million and a benefit of less than $1 million in interest and penalties, respectively.  As of December 31, 2013, 2012 and 2011, the total amount of accrued interest and penalties was less than $1 million, less than $1 million and $5 million, respectively.

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

NOTE 12 – FAIR VALUE MEASUREMENTS

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

Assets and liabilities measured on a recurring basis at fair value included in our Consolidated Statements of Financial Position are summarized below:

(Millions of dollars)
	December 31, 2013
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Assets
Derivative financial instruments, net	$—	$128	$—	$128
Total Assets	$—	$128	$—	$128
Liabilities
Guarantees	$—	$—	$1	$1
Total Liabilities	$—	$—	$1	$1

	December 31, 2012
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Assets
Derivative financial instruments, net	$—	$223	$—	$223
Total Assets	$—	$223	$—	$223
Liabilities
Guarantees	$—	$—	$2	$2
Total Liabilities	$—	$—	$2	$2

	December 31, 2011
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Assets
Derivative financial instruments, net	$—	$232	$—	$232
Total Assets	$—	$232	$—	$232
Liabilities
Guarantees	$—	$—	$2	$2
Total Liabilities	$—	$—	$2	$2

Below are roll-forwards of assets and liabilities measured at fair value using Level 3 inputs for the years ended December 31, 2013, 2012 and 2011.  These instruments were valued using pricing models that, in management’s judgment, reflect the assumptions of a marketplace participant.

(Millions of dollars)	Guarantees
Balance as of December 31, 2010	$3
Issuance of guarantees	4
Expiration of guarantees	(5)
Balance as of December 31, 2011	$2
Issuance of guarantees	2
Expiration of guarantees	(2)
Balance as of December 31, 2012	$2
Issuance of guarantees	2
Expiration of guarantees	(3)
Balance as of December 31, 2013	$1

Impaired loans
In addition to the amounts above, our impaired loans are subject to measurement at fair value on a nonrecurring basis. A loan is considered impaired when management determines that collection of contractual amounts due is not probable. In these cases, an Allowance for credit losses may be established based primarily on the fair value of associated collateral. As the collateral's fair value is based on observable market prices and/or current appraised values, the impaired loans are classified as Level 2 measurements. We had impaired loans carried at the fair value of the underlying collateral value of $81 million, $117 million and $96 million as of December 31, 2013, 2012 and 2011, respectively.

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
Short-term borrowings – carrying amount approximated fair value.
Long-term debt – fair value for fixed and floating-rate debt was estimated based on quoted market prices.

Please refer to the table below for the fair values of our financial instruments.

(Millions of dollars)	2013		2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Cash and cash equivalents	$1,320	$1,320	$2,080	$2,080	$1,176	$1,176	1
Foreign currency contracts:
In a receivable position	$7	$7	$10	$10	$7	$7	2	Note 9
In a payable position	$(4)	$(4)	$(5)	$(5)	$(16)	$(16)	2	Note 9
Cross currency contracts
In a receivable position	$9	$9	$—	$—	$—	$—	2	Note 9
In a payable position	$—	$—	$(1)	$(1)	$—	$—	2	Note 9
Finance receivables, net (excluding finance leases(1))	$20,667	$20,469	$20,189	$20,079	$17,431	$17,172	2	Note 3
Restricted cash and cash equivalents(2)	$17	$17	$19	$19	$64	$64	1
Short-term borrowings	$(3,663)	$(3,663)	$(4,651)	$(4,651)	$(3,895)	$(3,895)	1	Note 7
Long-term debt	$(25,312)	$(25,849)	$(25,077)	$(26,063)	$(21,631)	$(22,674)	2	Note 8
Interest rate swaps:
In a net receivable position	$122	$122	$228	$228	$248	$248	2	Note 9
In a net payable position	$(6)	$(6)	$(9)	$(9)	$(7)	$(7)	2	Note 9
Guarantees	$(1)	$(1)	$(2)	$(2)	$(2)	$(2)	3	Note 10

(1) As of December 31, 2013, 2012 and 2011, represents finance leases with a net carrying value of $8.06 billion, $7.97 billion and $7.33 billion, respectively.
(2) Included in Other assets in the Consolidated Statements of Financial Position.

NOTE 13 – TRANSACTIONS WITH RELATED PARTIES

We have a Support Agreement with Caterpillar, which provides that Caterpillar will (1) remain, directly or indirectly, our sole owner; (2) cause us to maintain a tangible net worth of at least $20 million and (3) ensure that we maintain a ratio of profit before income taxes and interest expense to interest expense (as defined by the Support Agreement) of not less than 1.15 to 1, calculated on an annual basis.  In 2013, 2012 and 2011, Caterpillar did not make any significant capital contributions.  Although this agreement can be modified by agreement or terminated by either party, any termination or any modification which would adversely affect holders of our debt requires the consent of holders of 66-2/3 percent in principal amount of outstanding debt of each series so affected.  Any modification or termination which would adversely affect the lenders under the Credit Facility requires their consent.  Caterpillar's obligation under this agreement is not directly enforceable by any of our creditors and does not constitute a guarantee of any of our obligations.  A cash dividend totaling $200 million was paid to Caterpillar in 2013, $100 million was paid in the second quarter of 2013 and $100 million was paid in the fourth quarter of 2013. A cash dividend of $250 million was paid to Caterpillar in the first quarter of 2012. A cash dividend totaling $600 million was paid to Caterpillar in 2011, $300 million was paid in the first quarter of 2011 and $300 million was paid in the third quarter of 2011.

We have variable amount lending agreements and other notes receivable with Caterpillar.  Under these agreements, we may borrow up to $2.33 billion from Caterpillar, and Caterpillar may borrow up to $1.29 billion from us.  The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice.  In 2011, we extended a $2 billion committed credit facility to Caterpillar, which expires in February 2019.  Under this agreement, we receive a fee from Caterpillar based on amounts drawn under the credit facility and a commitment fee for the undrawn amounts under the credit facility.  Information concerning these agreements was as follows:

(Millions of dollars)
	2013	2012	2011
Notes payable as of December 31,	$1,118	$208	$—
Notes receivable as of December 31,	$345	$360	$327
Interest expense	$7	$4	$1
Interest income on Notes Receivable with Caterpillar(1)	$19	$21	$16
Fees on committed credit facility extended to Caterpillar(1)	$41	$41	$40

(1) Included in Other revenues, net in the Consolidated Statements of Profit.

We have agreements with Caterpillar to purchase certain trade receivables at a discount. Information pertaining to these purchases was as follows:

(Millions of dollars)
	2013	2012	2011
Purchases made	$33,018	$36,665	$32,068
Discounts earned	$233	$241	$212
Balance as of December 31,	$3,092	$3,114	$3,154

We participate in certain marketing programs sponsored by Caterpillar by providing financing to customers at interest rates that are below market rates.  Under these programs, Caterpillar funds an amount at the outset of the transaction, which we then recognize as revenue over the term of the financing.  During 2013, 2012 and 2011, relative to such programs, we received $189 million, $160 million and $131 million, respectively.

We participate in various benefit plans, which are administered by Caterpillar.  These plans include employee medical plans and postretirement benefit plans.  We reimburse Caterpillar for these charges.  During 2013, 2012 and 2011, these charges amounted to $27 million, $26 million and $23 million, respectively.  Included in these charges are contributions to defined benefit plans in the amount of $7 million for each of 2013, 2012 and 2011.  These contributions are related to our participation in the following defined benefit plans that are administered by Caterpillar: the Caterpillar Inc. Retirement Income Plan, the Caterpillar Inc. Supplemental Retirement Plan and the Caterpillar Inc. Retiree Benefit Program. The total cost of the defined benefit plans is determined by actuarial valuation and we receive an allocation of the service and prior service cost based on headcount.  Further information about these plans is available in Caterpillar’s 2013 Annual Report on Form 10-K filed separately with the Securities and Exchange Commission.

We participate in the Caterpillar stock incentive plans.  In 2013, 2012 and 2011, Caterpillar allocated to us $11 million, $10 million and $8 million, respectively, in expenses related to stock based compensation.

Caterpillar provides operational and administrative support, which is integral to the conduct of our business.  In 2013, 2012 and 2011, these operational and support charges for which we reimburse Caterpillar amounted to $33 million, $32 million and $27 million, respectively. In addition, we provide administrative support services to certain Caterpillar subsidiaries.  Caterpillar reimburses us for these charges.  During 2013, 2012 and 2011, these charges amounted to $12 million, $10 million and $9 million, respectively.

When appropriate, we combine certain income tax filings with those of Caterpillar.  In such instances, in accordance with our tax sharing agreement with Caterpillar, we generally pay to or receive from Caterpillar our allocated share of income taxes or credits based on our relative share of taxable income or loss.

NOTE 14 – LEASES

We lease our offices and other property through operating leases.  Rental expense is charged to operations as incurred.  For 2013, 2012 and 2011, total rental expense for operating leases was $17 million, $16 million and $15 million, respectively.  At December 31, 2013, minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year were as follows:

(Millions of dollars)
2014	$15
2015	14
2016	12
2017	12
2018	11
Thereafter	29
Total	$93

NOTE 15 – SEGMENT INFORMATION

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

Reconciling items are created based on accounting differences between operating segment reporting and our consolidated external reporting. For the reconciliation of profit before income taxes, we have grouped the reconciling items as follows:

•
Unallocated - This item is related to corporate requirements and strategies that are considered to be for the benefit of the entire organization. Also included are the consolidated results of the special purpose corporation (see Note 10 for additional information) and other miscellaneous items.

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

Supplemental segment data and reconciliations to consolidated external reporting for the years ended December 31 was as follows:

(Millions of dollars) 2013	Revenues	Segment Profit	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Segment Assets at December 31, 2013	Capital expenditures
North America	$946	$286	$259	$293	$—	$12,158	$782
Europe and CPF	505	146	110	86	47	8,068	242
Asia/Pacific	399	168	135	25	5	5,272	54
Latin America	414	92	137	93	32	4,953	272
Mining	472	85	79	270	12	3,441	453
Total Segments	2,736	777	720	767	96	33,892	1,803
Unallocated	73	(73)	53	1	2	1,595	1
Timing	(26)	(10)	—	—	(4)	68	2
Methodology	—	24	(39)	—	—	(190)	—
Inter-segment Eliminations	—	—	—	—	—	(227)	—
Total	$2,783	$718	$734	$768	$94	$35,138	$1,806

2012	Revenues	Segment Profit	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Segment Assets at December 31, 2012	Capital expenditures
North America	$938	$263	$270	$274	$15	$11,305	$565
Europe and CPF	467	84	134	76	65	7,785	243
Asia/Pacific	399	132	155	23	24	6,151	133
Latin America	389	111	141	64	26	4,973	172
Mining	451	60	90	250	27	3,212	545
Total Segments	2,644	650	790	687	157	33,426	1,658
Unallocated	73	(93)	61	1	1	1,529	—
Timing	(24)	(6)	—	—	3	17	2
Methodology	—	40	(50)	—	—	(61)	—
Inter-segment Eliminations	—	—	—	—	—	(169)	—
Total	$2,693	$591	$801	$688	$161	$34,742	$1,660

2011	Revenues	Segment Profit	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Segment Assets at December 31, 2011	Capital expenditures
North America	$959	$222	$303	$276	$34	$10,867	$530
Europe and CPF	506	37	166	89	105	6,922	118
Asia/Pacific	333	112	129	16	28	4,605	42
Latin America	350	111	127	47	17	3,995	175
Mining	446	72	90	260	3	2,635	321
Total Segments	2,594	554	815	688	187	29,024	1,186
Unallocated	73	(92)	69	2	2	1,253	3
Timing	(22)	6	—	—	(13)	67	1
Methodology	—	36	(57)	—	—	15	—
Inter-segment Eliminations	—	—	—	—	—	(247)	—
Total	$2,645	$504	$827	$690	$176	$30,112	$1,190

Inside and outside the United States:

(Millions of dollars)
	2013	2012	2011
Revenues
Inside U.S.	$1,043	$1,009	$991
Inside Canada	329	330	324
Inside Australia	287	302	297
All other	1,124	1,052	1,033
Total	$2,783	$2,693	$2,645

Equipment on Operating Leases and Non-Leased Equipment (included in Other Assets), Net	2013	2012	2011
Inside U.S.	$1,423	$1,204	$1,046
Inside Canada	729	735	639
Inside Australia	434	336	292
All other	1,037	788	686
Total	$3,623	$3,063	$2,663

NOTE 16 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(Millions of dollars)
2013	First quarter	Second quarter	Third quarter	Fourth quarter
Total revenues	$680	$694	$698	$711
Profit before income taxes	$187	$158	$165	$208
Profit	$141	$111	$118	$160

2012	First quarter	Second quarter	Third quarter	Fourth quarter
Total revenues	$668	$668	$678	$679
Profit before income taxes	$170	$144	$153	$124
Profit	$120	$104	$109	$99

2011	First quarter	Second quarter	Third quarter	Fourth quarter
Total revenues	$640	$675	$668	$662
Profit before income taxes	$115	$152	$126	$111
Profit	$83	$107	$93	$95