Form 10-Q
period 2014-03-31
CATERPILLAR FINANCIAL SERVICES CORP
filed 2014-05-02
CIK 764764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Yes [   ] No [ ✓ ]
As of May 2, 2014, one share of common stock of the registrant was outstanding, which is owned by Caterpillar Inc.
The registrant is a wholly owned subsidiary of Caterpillar Inc. and meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced disclosure format.

UNAUDITED

PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In addition to the accompanying unaudited consolidated financial statements for Caterpillar Financial Services Corporation (together with its subsidiaries, "Cat Financial," "the Company," "we," "us" or "our"), we suggest that you read our 2013 Annual Report on Form 10-K. The Company files electronically with the Securities and Exchange Commission (SEC) required reports on Form 8-K, Form 10-Q, Form 10-K and registration statements on Form S-3 and other forms or reports as required. The public may read and copy any materials the Company has filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxies and information statements and other information regarding issuers that file electronically with the SEC. Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished with the SEC are available free of charge through Caterpillar Inc.'s Internet site (www.caterpillar.com/secfilings) as soon as reasonably practicable after filing with the SEC. Copies may also be obtained free of charge by writing to: Legal Dept., Caterpillar Financial Services Corporation, 2120 West End Ave., Nashville, Tennessee 37203-0001. In addition, the public may obtain more detailed information about our parent company, Caterpillar Inc. (together with its subsidiaries, "Caterpillar" or "Cat") by visiting its Internet site (www.caterpillar.com). None of the information contained at any time on our Internet site, Caterpillar’s Internet site or the SEC’s Internet site is incorporated by reference into this document.

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF PROFIT
(Unaudited)
(Dollars in Millions)

	Three Months Ended March 31,
	2014	2013

Revenues:
Retail finance	$337	$347
Operating lease	262	220
Wholesale finance	73	77
Other, net	41	36
Total revenues	713	680

Expenses:
Interest	162	191
Depreciation on equipment leased to others	216	175
General, operating and administrative	101	103
Provision for credit losses	33	16
Other	8	5
Total expenses	520	490

Other income (expense)	(5)	(3)

Profit before income taxes	188	187

Provision for income taxes	49	43

Profit of consolidated companies	139	144

Less: Profit attributable to noncontrolling interests	3	3

Profit [1]	$136	$141

1 Profit attributable to Caterpillar Financial Services Corporation.

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Millions)

	Three Months Ended March 31,
	2014	2013

Profit of consolidated companies	$139	$144

Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (expense)/benefit of: 2014 $0; 2013 $(30)	4	(104)
Derivative financial instruments:
Gains (losses) deferred, net of tax (expense)/benefit of: 2014 $0; 2013 $0	(2)	—
(Gains) losses reclassified to earnings, net of tax (expense)/benefit of: 2014 $0; 2013 $0	1	1
Total Other comprehensive income (loss), net of tax	3	(103)

Comprehensive income (loss)	142	41

Less: Comprehensive income attributable to the noncontrolling interests	2	3

Comprehensive income (loss) attributable to Caterpillar Financial Services Corporation	$140	$38

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in Millions, except share data)

	March 31, 2014	December 31, 2013
Assets:
Cash and cash equivalents	$1,135	$1,320
Finance receivables
Retail notes receivable	11,149	10,863
Wholesale notes receivable	4,510	4,153
Finance leases and installment sale contracts - Retail	14,616	14,582
Finance leases and installment sale contracts - Wholesale	464	480
	30,739	30,078
Less: Unearned income	(939)	(976)
Less: Allowance for credit losses	(373)	(378)
Total net finance receivables	29,427	28,724

Notes receivable from Caterpillar	337	345
Equipment on operating leases,
less accumulated depreciation	3,464	3,530
Deferred and refundable income taxes	132	160
Other assets	1,093	1,059
Total assets	$35,588	$35,138

Liabilities and stockholder’s equity:
Payable to dealers and others	$118	$118
Payable to Caterpillar – other	96	96
Accrued expenses	212	251
Income taxes payable	77	52
Payable to Caterpillar - borrowings	1,122	1,118
Short-term borrowings	4,497	3,663
Current maturities of long-term debt	6,016	6,592
Long-term debt	18,803	18,720
Deferred income taxes and other liabilities	494	517
Total liabilities	31,435	31,127

Commitments and contingent liabilities (Notes 7 and 9)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid-in amount)	745	745
Additional paid-in capital	2	2
Retained earnings	3,160	3,024
Accumulated other comprehensive income/(loss)	121	117
Noncontrolling interests	125	123
Total stockholder’s equity	4,153	4,011

Total liabilities and stockholder’s equity	$35,588	$35,138

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Unaudited)
(Dollars in Millions)

Three Months Ended March 31, 2013	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Noncontrolling interests	Total
Balance at December 31, 2012	$745	$2	$2,694	$176	$106	$3,723
Profit of consolidated companies			141		3	144
Foreign currency translation, net of tax				(104)	—	(104)
Derivative financial instruments, net of tax				1		1
Balance at March 31, 2013	$745	$2	$2,835	$73	$109	$3,764

Three Months Ended March 31, 2014
Balance at December 31, 2013	$745	$2	$3,024	$117	$123	$4,011
Profit of consolidated companies			136		3	139
Foreign currency translation, net of tax				5	(1)	4
Derivative financial instruments, net of tax				(1)		(1)
Balance at March 31, 2014	$745	$2	$3,160	$121	$125	$4,153

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Profit of consolidated companies	$139	$144
Adjustments for non-cash items:
Depreciation and amortization	219	179
Amortization of receivables purchase discount	(58)	(58)
Provision for credit losses	33	16
Gain on sales of receivables	(1)	(1)
Other, net	(6)	—
Changes in assets and liabilities:
Receivables from others	(6)	(36)
Other receivables/payables with Caterpillar	8	8
Payable to dealers and others	(19)	(1)
Accrued interest payable	(32)	(29)
Accrued expenses and other liabilities, net	(44)	(50)
Income taxes payable	63	24
Net cash provided by operating activities	296	196

Cash flows from investing activities:
Capital expenditures for equipment on operating leases and other capital expenditures	(269)	(320)
Proceeds from disposals of equipment	160	154
Additions to finance receivables	(3,218)	(3,337)
Collections of finance receivables	2,873	2,939
Net changes in Caterpillar purchased receivables	(339)	(14)
Proceeds from sales of receivables	23	66
Net change in variable lending to Caterpillar	—	32
Collections on other notes receivable with Caterpillar	8	6
Restricted cash and cash equivalents activity, net	(34)	(20)
Other, net	3	2
Net cash provided by (used for) investing activities	(793)	(492)

Cash flows from financing activities:
Proceeds from debt issued (original maturities greater than three months)	2,146	2,665
Payments on debt issued (original maturities greater than three months)	(2,773)	(2,576)
Short-term borrowings, net (original maturities three months or less)	942	386
Net cash provided by (used for) financing activities	315	475

Effect of exchange rate changes on cash and cash equivalents	(3)	(3)

Increase/(decrease) in cash and cash equivalents	(185)	176
Cash and cash equivalents at beginning of year	1,320	2,080
Cash and cash equivalents at end of period	$1,135	$2,256

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated profit for the three months ended March 31, 2014 and 2013, (b) the consolidated comprehensive income for the three months ended March 31, 2014 and 2013, (c) the consolidated financial position as of March 31, 2014 and December 31, 2013, (d) the consolidated changes in stockholder's equity for the three months ended March 31, 2014 and 2013 and (e) the consolidated cash flows for the three months ended March 31, 2014 and 2013. The preparation of financial statements, in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), requires management to make estimates and assumptions that affect reported amounts.  The most significant estimates include those related to the residual values for leased assets, our Allowance for credit losses and the income tax reserve.  Actual results may differ from these estimates.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2013.

The December 31, 2013 financial position data included herein was derived from the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2013, but does not include all disclosures required by U.S. GAAP.

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

Comprehensive income/(loss) and its components are presented in the Consolidated Statements of Comprehensive Income. Changes in Accumulated other comprehensive income/(loss), net of tax, included in the Consolidated Statements of Changes in Stockholder's Equity, consisted of the following:

(Millions of dollars)	Foreign currency translation	Derivative financial instruments	Total

Three Months Ended March 31, 2013
Balance at December 31, 2012	$184	$(8)	$176
Other comprehensive income/(loss) before reclassifications	(104)	—	(104)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	1	1
Other comprehensive income/(loss)	(104)	1	(103)
Balance at March 31, 2013	$80	$(7)	$73

Three Months Ended March 31, 2014
Balance at December 31, 2013	$122	$(5)	$117
Other comprehensive income/(loss) before reclassifications	5	(2)	3
Amounts reclassified from accumulated other comprehensive income/(loss)	—	1	1
Other comprehensive income/(loss)	5	(1)	4
Balance at March 31, 2014	$127	$(6)	$121

UNAUDITED

The effect of the reclassifications out of Accumulated other comprehensive income/(loss) on the Consolidated Statements of Profit was as follows:

(Millions of dollars)		Three Months Ended March 31,
	Classification of income (expense)	2014	2013
Foreign exchange contracts	Other income (expense)	$—	$—
Interest rate contracts	Interest expense	(1)	(1)
Reclassifications before tax		(1)	(1)
Tax (provision) benefit		—	—
Total reclassifications from Accumulated other comprehensive income/(loss)		$(1)	$(1)

3.	New Accounting Pronouncements

Joint and several liability arrangements – In February 2013, the Financial Accounting Standards Board (FASB) issued accounting guidance on the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements. The guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The entity is also required to disclose the nature and amount of the obligation as well as any other information about those obligations. This guidance was effective January 1, 2014, with retrospective application required. The guidance did not have a material impact on our financial statements.

Parent's accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity – In March 2013, the FASB issued accounting guidance on the parent's accounting for the cumulative translation adjustment (CTA) upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. The new standard clarifies existing guidance regarding when the CTA should be released into earnings upon various deconsolidation and consolidation transactions. The guidance was effective January 1, 2014. The guidance did not have a material impact on our financial statements.

Presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists – In July 2013, the FASB issued accounting guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  The guidance requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward in the financial statements if available under the applicable tax jurisdiction. The guidance was effective January 1, 2014. The guidance did not have a material impact on our financial statements.

Reporting discontinued operations and disclosures of disposals of components of an entity – In April 2014, the FASB issued accounting guidance for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The guidance defines a discontinued operation as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. This guidance is effective January 1, 2015. We do not expect the adoption to have a material impact on our financial statements.

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

During the second quarter of 2013, we changed the classification of certain loans and finance leases previously reported as impaired.  While these loans and finance leases had been incorrectly reported as impaired, the related allowance for these loans and finance leases was appropriately measured; therefore, this change had no impact on the Allowance for credit losses.  The impact of incorrectly reporting these loans and finance leases as impaired was not considered material to previously issued financial statements; however, prior period impaired loan and finance lease balances for the three months ended March 31, 2013 have been revised.

There were no impaired loans or finance leases as of March 31, 2014 and December 31, 2013, for the Dealer and Caterpillar Purchased Receivables portfolio segments. The average recorded investment for impaired loans and finance leases for the Dealer and Caterpillar Purchased Receivables portfolio segments was zero for the three months ended March 31, 2014 and 2013.

UNAUDITED

Individually impaired loans and finance leases for the Customer portfolio segment were as follows:

(Millions of dollars)
	As of March 31, 2014			As of December 31, 2013
Impaired Loans and Finance Leases With No Allowance Recorded	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Customer
North America	$24	$23	$—	$23	$22	$—
Europe	47	47	—	48	47	—
Asia/Pacific	5	5	—	7	7	—
Mining	133	133	—	134	134	—
Latin America	37	37	—	11	11	—
Caterpillar Power Finance	156	156	—	223	222	—
Total	$402	$401	$—	$446	$443	$—
Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$8	$8	$3	$13	$13	$4
Europe	17	16	6	20	19	7
Asia/Pacific	13	13	3	17	17	2
Mining	32	32	12	—	—	—
Latin America	28	28	8	23	23	6
Caterpillar Power Finance	55	54	18	110	106	51
Total	$153	$151	$50	$183	$178	$70
Total Impaired Loans and Finance Leases
Customer
North America	$32	$31	$3	$36	$35	$4
Europe	64	63	6	68	66	7
Asia/Pacific	18	18	3	24	24	2
Mining	165	165	12	134	134	—
Latin America	65	65	8	34	34	6
Caterpillar Power Finance	211	210	18	333	328	51
Total	$555	$552	$50	$629	$621	$70

UNAUDITED

(Millions of dollars)
	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
Impaired Loans and Finance Leases With No Allowance Recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Customer
North America	$25	$1	$28	$1
Europe	48	—	45	—
Asia/Pacific	6	—	4	—
Mining	134	2	—	—
Latin America	17	—	9	—
Caterpillar Power Finance	205	2	285	—
Total	$435	$5	$371	$1

Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$10	$—	$24	$—
Europe	19	—	34	—
Asia/Pacific	16	—	26	1
Mining	24	—	19	—
Latin America	24	—	52	1
Caterpillar Power Finance	82	1	128	—
Total	$175	$1	$283	$2

Total Impaired Loans and Finance Leases
Customer
North America	$35	$1	$52	$1
Europe	67	—	79	—
Asia/Pacific	22	—	30	1
Mining	158	2	19	—
Latin America	41	—	61	1
Caterpillar Power Finance	287	3	413	—
Total	$610	$6	$654	$3

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

As of March 31, 2014 and December 31, 2013, there were no loans or finance leases on non-accrual status for the Dealer or Caterpillar Purchased Receivables portfolio segments.

UNAUDITED

The investment in customer loans and finance leases on non-accrual status was as follows:

(Millions of dollars)
	March 31, 2014	December 31, 2013
Customer
North America	$29	$26
Europe	31	28
Asia/Pacific	57	50
Mining	21	23
Latin America	165	179
Caterpillar Power Finance	82	119
Total	$385	$425

Aging related to loans and finance leases was as follows:

(Millions of dollars)
	March 31, 2014
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$38	$14	$30	$82	$6,632	$6,714	$1
Europe	31	19	35	85	2,786	2,871	6
Asia/Pacific	55	28	91	174	3,139	3,313	35
Mining	—	—	11	11	2,193	2,204	—
Latin America	85	39	143	267	2,598	2,865	4
Caterpillar Power Finance	27	19	102	148	2,960	3,108	24
Dealer
North America	—	—	—	—	3,057	3,057	—
Europe	—	—	—	—	533	533	—
Asia/Pacific	—	—	—	—	687	687	—
Mining	—	—	—	—	4	4	—
Latin America	—	—	—	—	931	931	—
Caterpillar Power Finance	—	—	—	—	—	—	—
Caterpillar Purchased Receivables
North America	7	4	2	13	1,731	1,744	1
Europe	2	—	—	2	537	539	—
Asia/Pacific	—	—	—	—	684	684	—
Mining	—	—	—	—	—	—	—
Latin America	—	—	—	—	535	535	—
Caterpillar Power Finance	—	—	—	—	11	11	—
Total	$245	$123	$414	$782	$29,018	$29,800	$71

UNAUDITED

(Millions of dollars)
	December 31, 2013
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$37	$12	$24	$73	$6,522	$6,595	$—
Europe	26	15	29	70	2,805	2,875	6
Asia/Pacific	55	46	59	160	3,174	3,334	11
Mining	3	—	12	15	2,128	2,143	—
Latin America	54	25	165	244	2,474	2,718	5
Caterpillar Power Finance	55	30	60	145	2,946	3,091	—
Dealer
North America	—	—	—	—	3,034	3,034	—
Europe	—	—	—	—	569	569	—
Asia/Pacific	—	—	—	—	706	706	—
Mining	—	—	—	—	5	5	—
Latin America	—	—	—	—	940	940	—
Caterpillar Power Finance	—	—	—	—	—	—	—
Caterpillar Purchased Receivables
North America	26	5	2	33	1,539	1,572	2
Europe	2	1	1	4	423	427	—
Asia/Pacific	—	—	—	—	468	468	—
Mining	—	—	—	—	—	—	—
Latin America	—	—	—	—	616	616	—
Caterpillar Power Finance	—	—	1	1	8	9	1
Total	$258	$134	$353	$745	$28,357	$29,102	$25

UNAUDITED

Allowance for credit losses
An analysis of the Allowance for credit losses was as follows:

(Millions of dollars)
	March 31, 2014
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$365	$10	$3	$378
Receivables written off	(52)	—	—	(52)
Recoveries on receivables previously written off	14	—	—	14
Provision for credit losses	32	—	1	33
Balance at end of period	$359	$10	$4	$373

Individually evaluated for impairment	$50	$—	$—	$50
Collectively evaluated for impairment	309	10	4	323
Ending Balance	$359	$10	$4	$373

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$555	$—	$—	$555
Collectively evaluated for impairment	20,520	5,212	3,513	29,245
Ending Balance	$21,075	$5,212	$3,513	$29,800

(Millions of dollars)
	December 31, 2013
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$414	$9	$3	$426
Receivables written off	(179)	—	—	(179)
Recoveries on receivables previously written off	56	—	—	56
Provision for credit losses	83	1	—	84
Adjustment due to sale of receivables	(3)	—	—	(3)
Foreign currency translation adjustment	(6)	—	—	(6)
Balance at end of year	$365	$10	$3	$378

Individually evaluated for impairment	$70	$—	$—	$70
Collectively evaluated for impairment	295	10	3	308
Ending Balance	$365	$10	$3	$378

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$629	$—	$—	$629
Collectively evaluated for impairment	20,127	5,254	3,092	28,473
Ending Balance	$20,756	$5,254	$3,092	$29,102

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

The recorded investment in performing and non-performing finance receivables was as follows:

(Millions of dollars)
	March 31, 2014
	Customer	Dealer	Caterpillar Purchased Receivables	Total
Performing
North America	$6,685	$3,057	$1,744	$11,486
Europe	2,840	533	539	3,912
Asia/Pacific	3,256	687	684	4,627
Mining	2,183	4	—	2,187
Latin America	2,700	931	535	4,166
Caterpillar Power Finance	3,026	—	11	3,037
Total Performing	$20,690	$5,212	$3,513	$29,415
Non-Performing
North America	$29	$—	$—	$29
Europe	31	—	—	31
Asia/Pacific	57	—	—	57
Mining	21	—	—	21
Latin America	165	—	—	165
Caterpillar Power Finance	82	—	—	82
Total Non-Performing	$385	$—	$—	$385
Total Performing and Non-Performing
North America	$6,714	$3,057	$1,744	$11,515
Europe	2,871	533	539	3,943
Asia/Pacific	3,313	687	684	4,684
Mining	2,204	4	—	2,208
Latin America	2,865	931	535	4,331
Caterpillar Power Finance	3,108	—	11	3,119
Total	$21,075	$5,212	$3,513	$29,800

UNAUDITED

(Millions of dollars)
	December 31, 2013
	Customer	Dealer	Caterpillar Purchased Receivables	Total
Performing
North America	$6,569	$3,034	$1,572	$11,175
Europe	2,847	569	427	3,843
Asia/Pacific	3,284	706	468	4,458
Mining	2,120	5	—	2,125
Latin America	2,539	940	616	4,095
Caterpillar Power Finance	2,972	—	9	2,981
Total Performing	$20,331	$5,254	$3,092	$28,677
Non-Performing
North America	$26	$—	$—	$26
Europe	28	—	—	28
Asia/Pacific	50	—	—	50
Mining	23	—	—	23
Latin America	179	—	—	179
Caterpillar Power Finance	119	—	—	119
Total Non-Performing	$425	$—	$—	$425
Total Performing and Non-Performing
North America	$6,595	$3,034	$1,572	$11,201
Europe	2,875	569	427	3,871
Asia/Pacific	3,334	706	468	4,508
Mining	2,143	5	—	2,148
Latin America	2,718	940	616	4,274
Caterpillar Power Finance	3,091	—	9	3,100
Total	$20,756	$5,254	$3,092	$29,102

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

There were no loans or finance lease receivables modified as TDRs during the three months ended March 31, 2014 and 2013 for the Dealer or Caterpillar Purchased Receivables portfolio segments.

UNAUDITED

Loans and finance lease receivables in the Customer portfolio segment modified as TDRs were as follows:

(Dollars in millions)	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment
Customer
North America	3	$2	$2	10	$2	$2
Europe	3	5	5	—	—	—
Mining	1	11	10	—	—	—
Latin America	1	29	28	—	—	—
Caterpillar Power Finance(1)	1	1	1	4	36	37
Total(2)	9	$48	$46	14	$38	$39

(1) During the three months ended March 31, 2014, there were no additional funds subsequently loaned to a borrower whose terms had been modified in a TDR. During the three months ended March 31, 2013, $5 million of additional funds were subsequently loaned to a borrower whose terms had been modified in a TDR. The $5 million of additional funds is not reflected in the table above as no incremental modifications have been made with the borrower during the periods presented. At March 31, 2014, remaining commitments to lend additional funds to a borrower whose terms have been modified in a TDR were $3 million.
(2) Modifications include extended contract maturities, inclusion of interest only periods, below market interest rates and extended skip payment periods.

TDRs in the Customer portfolio segment with a payment default during the three months ended March 31, 2014 and 2013, which had been modified within twelve months prior to the default date, were as follows:

(Dollars in millions)	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment
Customer
North America	7	$1	8	$2
Europe	7	1	—	—
Caterpillar Power Finance	—	—	2	3
Total	14	$2	10	$5

B.	Transfers of Receivables
Certain finance receivables and equipment on operating leases are sold to third parties with limited or no recourse to us to mitigate the concentration of credit risk with certain customers and are generally accounted for as sales. We typically maintain servicing responsibilities for these third-party assets, which totaled $308 million and $322 million as of March 31, 2014 and December 31, 2013, respectively. Because we do not receive a servicing fee for these assets, a servicing liability is recorded. As of March 31, 2014 and December 31, 2013, these liabilities were $1 million and $2 million, respectively. These assets are not available to pay our creditors.

C.	Purchases of Trade Receivables from Caterpillar Entities
We purchase trade receivables from Caterpillar entities at a discount. The discount is an estimate of the amount of financing revenue that would be earned at a market rate on these trade receivables over their expected life. The discount is amortized into revenue on an effective yield basis over the life of the receivables and recognized as Wholesale finance revenue. Amortized discounts for the trade receivables were $58 million for the three months ended March 31, 2014 and 2013. In the Consolidated Statements of Cash Flows, collection of the discount is included in investing activities as the receivables are collected.

UNAUDITED

5.	Derivative Financial Instruments and Risk Management

Our earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates and interest rates.  Our Risk Management Policy (policy) allows for the use of derivative financial instruments to prudently manage foreign currency exchange rate and interest rate exposures.  Our policy specifies that derivatives are not to be used for speculative purposes.  Derivatives that we use are primarily foreign currency forward, option and cross currency contracts and interest rate swaps.  Our derivative activities are subject to the management, direction and control of our senior financial officers.  Risk management practices, including the use of financial derivative instruments, are presented to the Audit Committee of the Caterpillar Inc. Board of Directors at least annually.

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

UNAUDITED

As of March 31, 2014, $3 million of deferred net losses, net of tax, included in equity (AOCI in the Consolidated Statements of Financial Position), related to our floating-to-fixed interest rate swaps, are expected to be reclassified to Interest expense over the next twelve months.  The actual amount recorded in Interest expense will vary based on interest rates at the time the hedged transactions impact earnings.

We have, at certain times, liquidated fixed-to-floating interest rate swaps that resulted in deferred gains at the time of liquidation.  The deferred gains associated with these interest rate swaps are included in Long-term debt in the Consolidated Statements of Financial Position and are being amortized to Interest expense over the remaining term of the previously designated hedged item.

The location and fair value of derivative instruments reported in the Consolidated Statements of Financial Position were as follows:

(Millions of dollars)
		Asset (Liability) Fair Value
	Consolidated Statements of Financial Position Location	March 31, 2014	December 31, 2013
Designated derivatives
Interest rate contracts	Other assets	$108	$122
Interest rate contracts	Accrued expenses	(6)	(6)
		$102	$116
Undesignated derivatives
Foreign exchange contracts	Other assets	$4	$7
Foreign exchange contracts	Accrued expenses	(6)	(4)
Cross currency contracts	Other assets	7	9
		$5	$12

The total notional amounts of the derivative instruments were $6.52 billion and $6.74 billion as of March 31, 2014 and December 31, 2013, respectively. The notional amounts of the derivative financial instruments do not represent amounts exchanged by the parties. The amounts exchanged by the parties are calculated by reference to the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates and interest rates.

For the three months ended March 31, 2014 and 2013, the deferred gains (losses) recorded in AOCI on the Consolidated Statements of Changes in Stockholder’s Equity associated with our cash flow interest rate contract hedges were as follows:

(Millions of dollars)
Balance as of December 31, 2013, net of tax of $3	$(5)
Gains (losses) deferred during the period, net of tax of $0	(2)
(Gains) losses reclassified to earnings, net of tax of $0	1
Balance as of March 31, 2014, net of tax of $3	$(6)

(Millions of dollars)
Balance as of December 31, 2012, net of tax of $4	$(8)
Gains (losses) deferred during the period, net of tax of $0	—
(Gains) losses reclassified to earnings, net of tax of $0	1
Balance as of March 31, 2013, net of tax of $4	$(7)

UNAUDITED

The effect of derivatives designated as hedging instruments on the Consolidated Statements of Profit was as follows:

Fair Value Hedges
(Millions of dollars)
		Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts	Other income (expense)	$(13)	$15	$(29)	$30

Cash Flow Hedges
(Millions of dollars)
Three Months Ended March 31, 2014
	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(1)	$—
Interest rate contracts	Other income (expense)	—	—
		$(1)	$—

Three Months Ended March 31, 2013
	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(1)	$—
Interest rate contracts	Other income (expense)	—	—
		$(1)	$—

The effect of derivatives not designated as hedging instruments on the Consolidated Statements of Profit was as follows:

Undesignated Derivatives
(Millions of dollars)		Three Months Ended March 31,
	Classification	2014	2013
Foreign exchange contracts	Other income (expense)	$(1)	$(11)
Cross currency contracts	Other income (expense)	(4)	(4)
		$(5)	$(15)

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

Collateral is generally not required of the counterparties or us under the master netting agreements. As of March 31, 2014 and December 31, 2013, no cash collateral was received or pledged under the master netting agreements.

The effect of the net settlement provisions of the master netting agreements on our derivative balances upon an event of default or a termination event was as follows:

Offsetting of Derivative Assets and Liabilities
(Millions of dollars)
	March 31, 2014	December 31, 2013
Derivative Assets
Gross Amount of Recognized Assets	$119	$138
Gross Amounts Offset	—	—
Net Amount of Assets(1)	119	138
Gross Amounts Not Offset
Financial Instruments	(7)	(9)
Cash Collateral Received	—	—
Net Amount	$112	$129

Derivative Liabilities
Gross Amount of Recognized Liabilities	$(12)	$(10)
Gross Amounts Offset	—	—
Net Amount of Liabilities(1)	(12)	(10)
Gross Amounts Not Offset
Financial Instruments	7	9
Cash Collateral Pledged	—	—
Net Amount	$(5)	$(1)

(1) As presented in the Consolidated Statements of Financial Position.

UNAUDITED

6.	Segment Information

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

UNAUDITED

Supplemental segment data and reconciliations to consolidated external reporting for the three months ended March 31 was as follows:

(Millions of dollars) 2014	Revenues	Segment Profit	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Segment Assets at March 31, 2014	Capital expenditures
North America	$247	$77	$60	$80	$3	$12,459	$130
Europe and CPF	130	41	24	26	9	8,160	31
Asia/Pacific	92	39	28	6	6	5,286	10
Latin America	105	29	32	27	1	5,011	35
Mining	125	10	18	77	13	3,553	63
Total Segments	699	196	162	216	32	34,469	269
Unallocated	21	(13)	12	—	—	1,514	—
Timing	(7)	(2)	—	—	1	20	—
Methodology	—	7	(12)	—	—	(191)	—
Inter-segment Eliminations	—	—	—	—	—	(224)	—
Total	$713	$188	$162	$216	$33	$35,588	$269

2013	Revenues	Segment Profit	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Segment Assets at December 31, 2013	Capital expenditures
North America	$225	$64	$65	$70	$(1)	$12,158	$108
Europe and CPF	122	37	28	19	9	8,068	31
Asia/Pacific	106	46	35	7	2	5,272	11
Latin America	106	28	36	20	8	4,953	64
Mining	110	14	20	58	11	3,441	105
Total Segments	669	189	184	174	29	33,892	319
Unallocated	17	(16)	15	1	(1)	1,595	1
Timing	(6)	9	—	—	(12)	68	—
Methodology	—	5	(8)	—	—	(190)	—
Inter-segment Eliminations	—	—	—	—	—	(227)	—
Total	$680	$187	$191	$175	$16	$35,138	$320

7.	Guarantees

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

No loss has been experienced or is anticipated under any of these guarantees.  At March 31, 2014 and December 31, 2013, the related liability was $1 million. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees was $56 million and $55 million at March 31, 2014 and December 31, 2013, respectively.

UNAUDITED

We provide guarantees to repurchase certain loans of Caterpillar dealers from a special purpose corporation (SPC) that qualifies as a VIE (see Note 1 for additional information regarding the accounting guidance on the consolidation of VIEs).  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  We have a loan purchase agreement with the SPC that obligates us to purchase certain loans that are not paid at maturity.  We receive a fee for providing this guarantee, which provides a source of liquidity for the SPC.  We are the primary beneficiary of the SPC as our guarantees result in us having both the power to direct the activities that most significantly impact the SPC's economic performance and the obligation to absorb losses and therefore we have consolidated the financial statements of the SPC.  As of March 31, 2014 and December 31, 2013, the SPC’s assets of $981 million and $1.01 billion, respectively, are primarily comprised of loans to dealers, which are included in Retail notes receivable in the Consolidated Statements of Financial Position, and the SPC's liabilities of $981 million and $1.01 billion, respectively, are primarily comprised of commercial paper, which is included in Short-term borrowings in the Consolidated Statements of Financial Position.  The assets of the SPC are not available to pay our creditors. We may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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

UNAUDITED

Assets and liabilities measured on a recurring basis at fair value included in our Consolidated Statements of Financial Position are summarized below:

(Millions of dollars)
	March 31, 2014
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Assets
Derivative financial instruments, net	$—	$107	$—	$107
Total Assets	$—	$107	$—	$107
Liabilities
Guarantees	$—	$—	$1	$1
Total Liabilities	$—	$—	$1	$1

	December 31, 2013
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Assets
Derivative financial instruments, net	$—	$128	$—	$128
Total Assets	$—	$128	$—	$128
Liabilities
Guarantees	$—	$—	$1	$1
Total Liabilities	$—	$—	$1	$1

Below are roll-forwards of assets and liabilities measured at fair value using Level 3 inputs for the three months ended March 31, 2014 and 2013. These instruments were valued using pricing models that, in management’s judgment, reflect the assumptions of a marketplace participant.

(Millions of dollars)	Guarantees
Balance as of December 31, 2013	$1
Issuance of guarantees	—
Expiration of guarantees	—
Balance as of March 31, 2014	$1

(Millions of dollars)	Guarantees
Balance as of December 31, 2012	$2
Issuance of guarantees	1
Expiration of guarantees	(1)
Balance as of March 31, 2013	$2

Impaired loans
In addition to the amounts above, our impaired loans are subject to measurement at fair value on a nonrecurring basis. A loan is considered impaired when management determines that collection of contractual amounts due is not probable. In these cases, an Allowance for credit losses may be established based primarily on the fair value of associated collateral. As the collateral's fair value is based on observable market prices and/or current appraised values, the impaired loans are classified as Level 2 measurements. We had impaired loans carried at the fair value of the underlying collateral value of $75 million and $81 million as of March 31, 2014 and December 31, 2013, respectively.

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
Short-term borrowings – carrying amount approximated fair value.
Long-term debt – fair value for fixed and floating-rate debt was estimated based on quoted market prices.

Please refer to the table below for the fair values of our financial instruments.

(Millions of dollars)	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Cash and cash equivalents	$1,135	$1,135	$1,320	$1,320	1
Foreign currency contracts:
In a receivable position	$4	$4	$7	$7	2	Note 5
In a payable position	$(6)	$(6)	$(4)	$(4)	2	Note 5
Cross currency contracts
In a receivable position	$7	$7	$9	$9	2	Note 5
Finance receivables, net (excluding finance leases(1))	$21,331	$20,983	$20,667	$20,469	2	Note 4
Restricted cash and cash equivalents(2)	$51	$51	$17	$17	1
Short-term borrowings	$(4,497)	$(4,497)	$(3,663)	$(3,663)	1
Long-term debt	$(24,819)	$(25,399)	$(25,312)	$(25,849)	2
Interest rate swaps:
In a net receivable position	$108	$108	$122	$122	2	Note 5
In a net payable position	$(6)	$(6)	$(6)	$(6)	2	Note 5
Guarantees	$(1)	$(1)	$(1)	$(1)	3	Note 7

(1)As of March 31, 2014 and December 31, 2013, represents finance leases with a net carrying value of $8.10 billion and $8.06 billion, respectively.
(2) Included in Other assets in the Consolidated Statements of Financial Position.

9.	Contingencies

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

The Provision for income taxes reflects an estimated annual tax rate of 26 percent for the first quarter of 2014 compared with 27 percent in the first quarter of 2013. The decrease in rate is primarily due to changes in the geographic mix of pre-tax profits. The first-quarter 2013 estimated annual tax rate of 27 percent excludes a benefit of $7 million, reflecting the impact of the American Taxpayer Relief Act.

UNAUDITED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW:  FIRST QUARTER 2014 VS. FIRST QUARTER 2013

We reported first-quarter 2014 revenues of $713 million, an increase of $33 million, or 5 percent, compared with the first quarter of 2013. First-quarter 2014 profit after tax was $136 million, a $5 million, or 4 percent, decrease from the first quarter of 2013.

•	The increase in revenues was primarily due to a $23 million favorable impact from higher average earning assets and an $8 million favorable impact from returned or repossessed equipment.

•
Profit before income taxes was $188 million for the first quarter of 2014, compared with $187 million for the first quarter of 2013. The increase was primarily due to a $10 million favorable impact from higher average earning assets and an $8 million favorable impact from returned or repossessed equipment, mostly offset by a $17 million increase in provision for credit losses.

•
The provision for income taxes reflects an estimated annual tax rate of 26 percent in the first quarter of 2014 compared with 27 percent in the first quarter of 2013. The decrease in rate is primarily due to changes in the geographic mix of pre-tax profits. The first-quarter 2013 estimated annual tax rate of 27 percent excludes a benefit of $7 million, reflecting the impact of the American Taxpayer Relief Act.

•
During the first quarter of 2014, new retail financing was $2.80 billion, a decrease of $102 million, or 4 percent, from the first quarter of 2013. The decrease was primarily related to the Mining and Asia/Pacific operating segments, partially offset by improvements in the North America operating segment.

•
At the end of the first quarter of 2014, past dues were 2.44 percent, compared with 2.37 percent at the end of 2013. The slight increase in past dues compared to year-end 2013 was primarily due to seasonality impacts. At the end of the first quarter of 2013, past dues were 2.52 percent. Write-offs, net of recoveries, were $38 million for the first quarter of 2014, compared with $10 million for the first quarter of 2013. The increase was primarily related to higher write-offs in the Latin American marine portfolio that were previously provided for in the allowance for credit losses.

•
As of March 31, 2014, our allowance for credit losses totaled $373 million or 1.25 percent of net finance receivables, compared with $378 million or 1.30 percent of net finance receivables at year-end 2013. The allowance for credit losses as of March 31, 2013, was $429 million or 1.49 percent of net finance receivables.

UNAUDITED

REVIEW OF CONSOLIDATED STATEMENTS OF PROFIT
THREE MONTHS ENDED MARCH 31, 2014 VS. THREE MONTHS ENDED MARCH 31, 2013

REVENUES
Retail and wholesale revenue for the first quarter of 2014 was $410 million, a decrease of $14 million from the same period in 2013. The decrease was due to a $22 million unfavorable impact from lower interest rates on new and existing retail and wholesale receivables, partially offset by an $8 million favorable impact from higher average earning assets. The annualized average yield was 5.62 percent for the first quarter of 2014, compared with 5.92 percent for the first quarter of 2013.

Operating lease revenue for the first quarter of 2014 was $262 million, an increase of $42 million from the same period in 2013. The increase was due to a $38 million favorable impact from higher average earning assets and a $4 million favorable impact from higher average financing rates on operating leases.

Other revenue, net, items were as follows:

(Millions of dollars)	Three Months Ended March 31,
	2014	2013
Finance receivable and operating lease fees (including late charges)	$16	$19
Fees on committed credit facility extended to Caterpillar	10	10
Interest income on Notes Receivable from Caterpillar	5	5
Net gain (loss) on returned or repossessed equipment	4	(4)
Miscellaneous other revenue, net	6	6
Total Other revenue, net	$41	$36

EXPENSES
Interest expense for the first quarter of 2014 was $162 million, a decrease of $29 million from the same period in 2013. This decrease was primarily due to a reduction of 45 basis points in the average cost of borrowing to 2.16 percent for the first quarter of 2014, down from 2.61 percent for the first quarter of 2013, partially offset by the impact of a 3 percent increase in average borrowings.

Depreciation expense on equipment leased to others was $216 million, up $41 million from the first quarter of 2013 due to an increase in the average operating lease portfolio.

General, operating and administrative expenses were $101 million for the first quarter of 2014, compared with $103 million for the same period in 2013.

Provision for credit losses was $33 million for the first quarter of 2014 compared with $16 million for the same period in 2013. The increase was primarily due to an increase in provision expense for finance receivables (the result of an increase in write-offs, net of recoveries, and growth in the portfolio, partially offset by a decrease in the allowance rate).

At the end of the first quarter of 2014, past dues were 2.44 percent, compared with 2.37 percent at the end of 2013. The slight increase in past dues compared to year-end 2013 was primarily due to seasonality impacts. At the end of the first quarter of 2013, past dues were 2.52 percent. Write-offs, net of recoveries, were $38 million for the first quarter of 2014, compared with $10 million for the first quarter of 2013. The increase was primarily related to higher write-offs in the Latin American marine portfolio that were previously provided for in the allowance for credit losses. Total non-performing finance receivables, which represent finance receivables currently over 120 days past due and/or on non-accrual status or in bankruptcy, were $385 million and $425 million at March 31, 2014 and December 31, 2013, respectively. Total non-performing finance receivables as a percentage of total finance receivables were 1.29 percent and 1.46 percent at March 31, 2014 and December 31, 2013, respectively.

UNAUDITED

Our Allowance for credit losses as of March 31, 2014 was $373 million or 1.25 percent of net finance receivables compared with $378 million or 1.30 percent as of December 31, 2013. The lower allowance rate is primarily due to write-offs taken in the first quarter of 2014, partially offset by an allowance increase tied to adverse political and economic developments in a global region that we currently serve. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and current economic conditions. We believe our allowance is sufficient to provide for losses on our existing finance receivable portfolio.

Other expenses were $8 million for the first quarter of 2014, up $3 million from the same period in 2013.

Other income (expense) items were as follows:

(Millions of dollars)	Three Months Ended March 31,
	2014	2013
Net gain from interest rate derivatives	$—	$—
Net currency exchange loss, including forward points	(5)	(3)
Total Other income (expense)	$(5)	$(3)

The Provision for income taxes was $49 million in the first quarter of 2014, compared with $43 million for the first quarter of 2013. The Provision for income taxes reflects an estimated annual tax rate of 26 percent in the first quarter of 2014 compared with 27 percent in the first quarter of 2013. The decrease in rate is primarily due to changes in the geographic mix of pre-tax profits. The first-quarter 2013 estimated annual tax rate of 27 percent excludes a benefit of $7 million, reflecting the impact of the American Taxpayer Relief Act.

PROFIT
As a result of the performance discussed above, profit after tax was $136 million for the first quarter of 2014, a decrease of $5 million, or 4 percent, from the first quarter of 2013.

REVIEW OF CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

ASSETS
Total assets were $35.59 billion as of March 31, 2014, an increase of $450 million, or 1 percent, from December 31, 2013, primarily due to an increase in net finance receivables, partially offset by a decrease in our cash position.

During the three months ended March 31, 2014, new retail financing was $2.80 billion, a decrease of $102 million, or 4 percent, from the same period in 2013. The decrease was primarily related to the Mining and Asia/Pacific operating segments, partially offset by improvements in the North America operating segment.

Off-Balance Sheet Managed Assets
We manage and service receivables and leases that have been sold to third parties with limited or no recourse to us to mitigate the concentration of credit risk with certain customers. These receivables/leases are not available to pay our creditors.

Off-balance sheet managed assets were as follows:

(Millions of dollars)
	March 31, 2014	December 31, 2013
Retail notes receivable	$118	$126
Retail finance leases	79	103
Operating leases	71	61
Retail installment sale contracts	40	32
Total off-balance sheet managed assets	$308	$322

UNAUDITED

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity provide us with the ability to meet our financial obligations on a timely basis.  Maintaining and managing adequate capital and liquidity resources includes management of funding sources and their utilization based on current, future and contingent needs. Throughout the first quarter of 2014, we experienced favorable liquidity conditions. We intend to maintain a strong cash and liquidity position. We ended the first quarter of 2014 with $1.14 billion of cash, a decrease of $185 million from year-end 2013. Our cash balances are held in numerous locations throughout the world with approximately $208 million held by our non-U.S. subsidiaries. Amounts held outside the United States are available for general corporate use and could be used in the United States without incurring significant additional U.S. taxes. We expect to meet our United States funding needs without repatriating undistributed profits that are indefinitely reinvested outside the United States. We do not generate material funding through structured finance transactions.

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

Total borrowings outstanding as of March 31, 2014 were $30.44 billion, an increase of $345 million over December 31, 2013, primarily due to increasing portfolio balances. Outstanding borrowings were as follows:

(Millions of dollars)	March 31, 2014	December 31, 2013
Medium-term notes, net of unamortized discount	$23,253	$23,829
Commercial paper, net of unamortized discount	3,289	2,502
Bank borrowings – long-term	1,566	1,483
Bank borrowings – short-term	556	545
Variable denomination floating rate demand notes	652	616
Notes payable to Caterpillar	1,122	1,118
Total outstanding borrowings	$30,438	$30,093

Medium-term notes
We issue medium-term unsecured notes through securities dealers or underwriters in the U.S., Canada, Europe, Australia, Japan, Hong Kong, Argentina and Mexico to both retail and institutional investors. These notes are offered in several currencies and with a variety of maturities. These notes are senior unsecured obligations of the Company. Medium-term notes outstanding as of March 31, 2014, mature as follows:

(Millions of dollars)
2014	$3,865
2015	6,042
2016	4,773
2017	3,718
2018	2,278
Thereafter	2,577
Total	$23,253

Medium-term notes issued totaled $1.57 billion and redeemed totaled $2.12 billion for the three months ended March 31, 2014.

UNAUDITED

Commercial paper
We issue unsecured commercial paper in the U.S., Europe and other international capital markets.  These short-term promissory notes are issued on a discounted basis and are payable at maturity.

Revolving credit facilities
We have three global credit facilities with a syndicate of banks totaling $10.00 billion (Credit Facility) available in the aggregate to both Caterpillar and us for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of March 31, 2014 was $7.25 billion.

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

At March 31, 2014, Caterpillar’s consolidated net worth was $24.44 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined in the Credit Facility as the consolidated stockholders' equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income/(loss).

At March 31, 2014, our covenant interest coverage ratio was 2.00 to 1.  This is above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at March 31, 2014, our covenant leverage ratio was 7.92 to 1.  This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event that either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings.  At March 31, 2014 and December 31, 2013, there were no borrowings under the Credit Facility.

Bank borrowings
Credit lines with banks as of March 31, 2014 totaled $4.57 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements.  The remaining available credit commitments may be withdrawn any time at the lenders' discretion.  As of March 31, 2014 and December 31, 2013, we had $2.12 billion and $2.03 billion, respectively, outstanding against these credit lines and were in compliance with all debt covenants under these credit lines.

Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction.  We do not hold reserves to fund the payment of the demand notes.  The notes are offered on a continuous basis by prospectus only.

Notes receivable from/payable to Caterpillar
Under our variable amount lending agreements and other notes receivable with Caterpillar, we may borrow up to $2.34 billion from Caterpillar and Caterpillar may borrow up to $1.29 billion from us.  The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice.  We had notes receivable of $337 million and notes payable of $1.12 billion outstanding under these agreements as of March 31, 2014, compared with notes receivable of $345 million and notes payable of $1.12 billion as of December 31, 2013.

UNAUDITED

Committed credit facility
In addition, in 2011, we extended a $2 billion committed credit facility to Caterpillar, which expires in February 2019.  We receive a fee from Caterpillar based on amounts drawn under the credit facility and a commitment fee for the undrawn amounts under the credit facility.  At March 31, 2014 and December 31, 2013, there were no borrowings under this credit facility.

OFF-BALANCE SHEET ARRANGEMENTS
We lease all of our facilities. In addition, we have potential payment exposure for guarantees issued to third parties totaling $56 million as of March 31, 2014.

CASH FLOWS
Operating cash flow was $296 million in the first quarter of 2014, compared with $196 million for the same period a year ago. Net cash used for investing activities was $793 million for the first quarter of 2014, compared with $492 million for the same period in 2013. The change was primarily due to more net cash used for finance receivables due to increased growth in the portfolio. Net cash provided by financing activities was $315 million for the first quarter of 2014, compared with $475 million for the same period in 2013. The change was primarily due to lower net debt issuances and the use of existing cash to fund our investing activities.

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

UNAUDITED

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

UNAUDITED

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q may be considered "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements may relate to future events or our future financial performance, which may involve known and unknown risks and uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by any forward-looking statements. From time to time, we may also provide forward-looking statements in oral presentations to the public or in other materials we issue to the public. Forward-looking statements give current expectations or forecasts of future events about the company. You may identify these statements by the fact that they do not relate to historical or current facts and may use words such as "believes," "expects," "estimates," "anticipates," "will," "should," "plan," "project," "intend," "could" and similar words or phrases. These statements are only predictions. Actual events or results may differ materially due to factors that affect international businesses, including changes in economic conditions and disruptions in the global financial and credit markets and changes in laws and regulations (including regulations implemented under the Dodd-Frank Wall Street Reform and Consumer Protection Act) and political stability, as well as factors specific to Cat Financial and the markets we serve, including the market’s acceptance of our products and services, the creditworthiness of our customers, interest rate and currency rate fluctuations and estimated residual values of leased equipment. These risk factors may not be exhaustive. We operate in a continually changing business environment and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. Moreover, we do not assume responsibility for the accuracy and completeness of those statements. Forward-looking statements are qualified in their entirety by reference to the factors discussed under the captions "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K filed with the Securities and Exchange Commission (SEC) on February 18, 2014, and in this Form 10-Q filing. We do not undertake to update our forward-looking statements.

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

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

For a discussion of risks and uncertainties that may affect our business, please see Part I. Item 1A. Risk Factors in our annual report on Form 10-K filed with the SEC on February 18, 2014, for the year ended December 31, 2013. There has been no material change in this information for the current quarter.

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

Caterpillar Financial Services Corporation
(Registrant)
Date:	May 2, 2014	By:	/s/ Jeffry D. Everett
Jeffry D. Everett, Controller

Date:	May 2, 2014	By:	/s/ Kent M. Adams
Kent M. Adams, President, Director and Chief Executive Officer

UNAUDITED

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

12	Computation of Ratio of Profit to Fixed Charges
31.1	Certification of Kent M. Adams, President, Director and Chief Executive Officer of Caterpillar Financial Services Corporation, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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