Form 10-Q
period 2014-06-30
CATERPILLAR FINANCIAL SERVICES CORP
filed 2014-08-01
CIK 764764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Yes [   ] No [ ✓ ]
As of August 1, 2014, one share of common stock of the registrant was outstanding, which is owned by Caterpillar Inc.
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

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF PROFIT
(Unaudited)
(Dollars in Millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues:
Retail finance	$345	$352	$682	$699
Operating lease	259	229	521	449
Wholesale finance	83	80	156	157
Other, net	41	33	82	69
Total revenues	728	694	1,441	1,374

Expenses:
Interest	155	187	317	378
Depreciation on equipment leased to others	213	183	429	358
General, operating and administrative	112	108	213	211
Provision for credit losses	35	31	68	47
Other	7	5	15	10
Total expenses	522	514	1,042	1,004

Other income (expense)	—	(22)	(5)	(25)

Profit before income taxes	206	158	394	345

Provision for income taxes	58	44	107	87

Profit of consolidated companies	148	114	287	258

Less: Profit attributable to noncontrolling interests	2	3	5	6

Profit [1]	$146	$111	$282	$252

1 Profit attributable to Caterpillar Financial Services Corporation.

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Profit of consolidated companies	$148	$114	$287	$258

Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (expense)/benefit of: 2014 $(9) three months, $(9) six months; 2013 $21 three months, $(9) six months	32	(61)	36	(165)
Derivative financial instruments:
Gains (losses) deferred, net of tax (expense)/benefit of: 2014 $1 three months, $1 six months; 2013 $(1) three months, $(1) six months	(2)	2	(4)	2
(Gains) losses reclassified to earnings, net of tax (expense)/benefit of: 2014 $0 three months, $0 six months; 2013 $(1) three months, $(1) six months	1	1	2	2
Total Other comprehensive income (loss), net of tax	31	(58)	34	(161)

Comprehensive income (loss)	179	56	321	97

Less: Comprehensive income attributable to the noncontrolling interests	2	5	4	8

Comprehensive income (loss) attributable to Caterpillar Financial Services Corporation	$177	$51	$317	$89

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in Millions, except share data)

	June 30, 2014	December 31, 2013
Assets:
Cash and cash equivalents	$1,192	$1,320
Finance receivables
Retail notes receivable	11,316	10,863
Wholesale notes receivable	4,556	4,153
Finance leases and installment sale contracts - Retail	15,112	14,582
Finance leases and installment sale contracts - Wholesale	451	480
	31,435	30,078
Less: Unearned income	(955)	(976)
Less: Allowance for credit losses	(387)	(378)
Total net finance receivables	30,093	28,724

Notes receivable from Caterpillar	329	345
Equipment on operating leases,
less accumulated depreciation	3,628	3,530
Deferred and refundable income taxes	129	160
Other assets	1,116	1,059
Total assets	$36,487	$35,138

Liabilities and stockholder’s equity:
Payable to dealers and others	$124	$118
Payable to Caterpillar – other	69	96
Accrued expenses	189	251
Income taxes payable	145	52
Payable to Caterpillar - borrowings	1,124	1,118
Short-term borrowings	5,534	3,663
Current maturities of long-term debt	6,873	6,592
Long-term debt	17,812	18,720
Deferred income taxes and other liabilities	485	517
Total liabilities	32,355	31,127

Commitments and contingent liabilities (Notes 7 and 9)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid-in amount)	745	745
Additional paid-in capital	2	2
Retained earnings	3,106	3,024
Accumulated other comprehensive income/(loss)	152	117
Noncontrolling interests	127	123
Total stockholder’s equity	4,132	4,011

Total liabilities and stockholder’s equity	$36,487	$35,138

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Unaudited)
(Dollars in Millions)

Six Months Ended June 30, 2013	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Noncontrolling interests	Total
Balance at December 31, 2012	$745	$2	$2,694	$176	$106	$3,723
Profit of consolidated companies			252		6	258
Dividend paid to Caterpillar			(100)			(100)
Foreign currency translation, net of tax				(167)	2	(165)
Derivative financial instruments, net of tax				4		4
Balance at June 30, 2013	$745	$2	$2,846	$13	$114	$3,720

Six Months Ended June 30, 2014
Balance at December 31, 2013	$745	$2	$3,024	$117	$123	$4,011
Profit of consolidated companies			282		5	287
Dividend paid to Caterpillar			(200)			(200)
Foreign currency translation, net of tax				37	(1)	36
Derivative financial instruments, net of tax				(2)		(2)
Balance at June 30, 2014	$745	$2	$3,106	$152	$127	$4,132

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Profit of consolidated companies	$287	$258
Adjustments for non-cash items:
Depreciation and amortization	436	368
Amortization of receivables purchase discount	(123)	(120)
Provision for credit losses	68	47
Gain on sales of receivables	(4)	(1)
Other, net	6	33
Changes in assets and liabilities:
Receivables from others	(1)	(18)
Other receivables/payables with Caterpillar	(22)	(10)
Payable to dealers and others	(42)	(26)
Accrued interest payable	(66)	(25)
Accrued expenses and other liabilities, net	(13)	(46)
Income taxes payable	130	(7)
Payments on interest rate swaps	(1)	(2)
Net cash provided by operating activities	655	451

Cash flows from investing activities:
Capital expenditures for equipment on operating leases and other capital expenditures	(779)	(771)
Proceeds from disposals of equipment	386	312
Additions to finance receivables	(7,223)	(6,917)
Collections of finance receivables	5,995	5,969
Net changes in Caterpillar purchased receivables	(109)	(63)
Proceeds from sales of receivables	107	90
Net change in variable lending to Caterpillar	—	32
Additions to other notes receivable with Caterpillar	—	(22)
Collections on other notes receivable with Caterpillar	16	13
Restricted cash and cash equivalents activity, net	(44)	(23)
Other, net	(9)	(7)
Net cash provided by (used for) investing activities	(1,660)	(1,387)

Cash flows from financing activities:
Proceeds from debt issued (original maturities greater than three months)	4,961	5,067
Payments on debt issued (original maturities greater than three months)	(5,574)	(5,300)
Short-term borrowings, net (original maturities three months or less)	1,740	1,216
Dividend paid to Caterpillar	(200)	(100)
Net cash provided by (used for) financing activities	927	883

Effect of exchange rate changes on cash and cash equivalents	(50)	(23)

Increase/(decrease) in cash and cash equivalents	(128)	(76)
Cash and cash equivalents at beginning of year	1,320	2,080
Cash and cash equivalents at end of period	$1,192	$2,004

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated profit for the three and six months ended June 30, 2014 and 2013, (b) the consolidated comprehensive income for the three and six months ended June 30, 2014 and 2013, (c) the consolidated financial position as of June 30, 2014 and December 31, 2013, (d) the consolidated changes in stockholder's equity for the six months ended June 30, 2014 and 2013 and (e) the consolidated cash flows for the six months ended June 30, 2014 and 2013. The preparation of financial statements, in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), requires management to make estimates and assumptions that affect reported amounts.  The most significant estimates include those related to the residual values for leased assets, our Allowance for credit losses and the income tax reserve.  Actual results may differ from these estimates.

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

Comprehensive income/(loss) and its components are presented in the Consolidated Statements of Comprehensive Income. Changes in Accumulated other comprehensive income/(loss), net of tax, included in the Consolidated Statements of Changes in Stockholder's Equity, consisted of the following:

(Millions of dollars)	Foreign currency translation	Derivative financial instruments	Total

Three Months Ended June 30, 2013
Balance at March 31, 2013	$80	$(7)	$73
Other comprehensive income/(loss) before reclassifications	(63)	2	(61)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	1	1
Other comprehensive income/(loss)	(63)	3	(60)
Balance at June 30, 2013	$17	$(4)	$13

Three Months Ended June 30, 2014
Balance at March 31, 2014	$127	$(6)	$121
Other comprehensive income/(loss) before reclassifications	32	(2)	30
Amounts reclassified from accumulated other comprehensive income/(loss)	—	1	1
Other comprehensive income/(loss)	32	(1)	31
Balance at June 30, 2014	$159	$(7)	$152

Six Months Ended June 30, 2013
Balance at December 31, 2012	$184	$(8)	$176
Other comprehensive income/(loss) before reclassifications	(167)	2	(165)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	2	2
Other comprehensive income/(loss)	(167)	4	(163)
Balance at June 30, 2013	$17	$(4)	$13

Six Months Ended June 30, 2014
Balance at December 31, 2013	$122	$(5)	$117
Other comprehensive income/(loss) before reclassifications	37	(4)	33
Amounts reclassified from accumulated other comprehensive income/(loss)	—	2	2
Other comprehensive income/(loss)	37	(2)	35
Balance at June 30, 2014	$159	$(7)	$152

The effect of the reclassifications out of Accumulated other comprehensive income/(loss) on the Consolidated Statements of Profit was as follows:

(Millions of dollars)		Three Months Ended June 30,		Six Months Ended June 30,
	Classification of income (expense)	2014	2013	2014	2013
Foreign exchange contracts	Other income (expense)	$—	$—	$—	$—
Interest rate contracts	Interest expense	(1)	(2)	(2)	(3)
Reclassifications before tax		(1)	(2)	(2)	(3)
Tax (provision) benefit		—	1	—	1
Total reclassifications from Accumulated other comprehensive income/(loss)		$(1)	$(1)	$(2)	$(2)

UNAUDITED

3.	New Accounting Pronouncements

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

Revenue recognition – In May 2014, the FASB issued new revenue recognition guidance to provide a single, comprehensive revenue recognition model for all contracts with customers. Under the new guidance, an entity will recognize revenue to depict the transfer of promised goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. A five step model has been introduced for an entity to apply when recognizing revenue. The new guidance also includes enhanced disclosure requirements and is effective January 1, 2017. Entities have the option to apply the new guidance under a retrospective approach to each prior reporting period presented, or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the Consolidated Statement of Changes in Stockholder's Equity. We are in the process of evaluating the application and implementation of the new guidance.

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

There were no impaired loans or finance leases as of June 30, 2014 and December 31, 2013, for the Dealer and Caterpillar Purchased Receivables portfolio segments. The average recorded investment for impaired loans and finance leases for the Dealer and Caterpillar Purchased Receivables portfolio segments was zero for the three and six months ended June 30, 2014 and 2013.

UNAUDITED

Individually impaired loans and finance leases for the Customer portfolio segment were as follows:

(Millions of dollars)
	As of June 30, 2014			As of December 31, 2013
Impaired Loans and Finance Leases With No Allowance Recorded	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Customer
North America	$20	$20	$—	$23	$22	$—
Europe	46	46	—	48	47	—
Asia/Pacific	1	1	—	7	7	—
Mining	42	42	—	134	134	—
Latin America	38	38	—	11	11	—
Caterpillar Power Finance	150	149	—	223	222	—
Total	$297	$296	$—	$446	$443	$—
Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$15	$15	$7	$13	$13	$4
Europe	14	14	5	20	19	7
Asia/Pacific	17	17	4	17	17	2
Mining	114	114	11	—	—	—
Latin America	10	10	3	23	23	6
Caterpillar Power Finance	89	88	24	110	106	51
Total	$259	$258	$54	$183	$178	$70
Total Impaired Loans and Finance Leases
Customer
North America	$35	$35	$7	$36	$35	$4
Europe	60	60	5	68	66	7
Asia/Pacific	18	18	4	24	24	2
Mining	156	156	11	134	134	—
Latin America	48	48	3	34	34	6
Caterpillar Power Finance	239	237	24	333	328	51
Total	$556	$554	$54	$629	$621	$70

UNAUDITED

(Millions of dollars)
	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
Impaired Loans and Finance Leases With No Allowance Recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Customer
North America	$22	$—	$28	$2
Europe	47	—	45	—
Asia/Pacific	4	—	5	—
Mining	87	1	4	—
Latin America	37	—	9	—
Caterpillar Power Finance	162	1	287	1
Total	$359	$2	$378	$3
Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$13	$—	$17	$—
Europe	16	—	21	—
Asia/Pacific	14	1	16	—
Mining	73	2	2	—
Latin America	17	—	41	—
Caterpillar Power Finance	63	—	151	—
Total	$196	$3	$248	$—
Total Impaired Loans and Finance Leases
Customer
North America	$35	$—	$45	$2
Europe	63	—	66	—
Asia/Pacific	18	1	21	—
Mining	160	3	6	—
Latin America	54	—	50	—
Caterpillar Power Finance	225	1	438	1
Total	$555	$5	$626	$3

UNAUDITED

(Millions of dollars)
	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
Impaired Loans and Finance Leases With No Allowance Recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Customer
North America	$23	$1	$28	$3
Europe	47	—	45	—
Asia/Pacific	5	—	5	—
Mining	107	3	3	—
Latin America	26	—	9	—
Caterpillar Power Finance	188	3	286	1
Total	$396	$7	$376	$4
Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$11	$—	$20	$—
Europe	18	—	24	1
Asia/Pacific	15	1	17	1
Mining	51	2	1	—
Latin America	20	—	38	1
Caterpillar Power Finance	75	1	139	—
Total	$190	$4	$239	$3
Total Impaired Loans and Finance Leases
Customer
North America	$34	$1	$48	$3
Europe	65	—	69	1
Asia/Pacific	20	1	22	1
Mining	158	5	4	—
Latin America	46	—	47	1
Caterpillar Power Finance	263	4	425	1
Total	$586	$11	$615	$7

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

As of June 30, 2014 and December 31, 2013, there were no loans or finance leases on non-accrual status for the Dealer or Caterpillar Purchased Receivables portfolio segments.

UNAUDITED

The investment in customer loans and finance leases on non-accrual status was as follows:

(Millions of dollars)
	June 30, 2014	December 31, 2013
Customer
North America	$27	$26
Europe	30	28
Asia/Pacific	80	50
Mining	26	23
Latin America	192	179
Caterpillar Power Finance	118	119
Total	$473	$425

Aging related to loans and finance leases was as follows:

(Millions of dollars)
	June 30, 2014
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$34	$9	$31	$74	$6,926	$7,000	$5
Europe	45	25	35	105	2,860	2,965	10
Asia/Pacific	67	33	94	194	3,195	3,389	16
Mining	4	—	12	16	2,119	2,135	—
Latin America	68	46	164	278	2,692	2,970	2
Caterpillar Power Finance	13	—	130	143	3,045	3,188	17
Dealer
North America	—	—	—	—	3,352	3,352	—
Europe	—	—	—	—	539	539	—
Asia/Pacific	—	—	—	—	696	696	—
Mining	—	—	—	—	4	4	—
Latin America	—	—	—	—	880	880	—
Caterpillar Power Finance	—	—	—	—	—	—	—
Caterpillar Purchased Receivables
North America	22	9	3	34	1,928	1,962	3
Europe	3	1	—	4	501	505	—
Asia/Pacific	—	—	—	—	400	400	—
Mining	—	—	—	—	—	—	—
Latin America	—	—	—	—	487	487	—
Caterpillar Power Finance	1	1	—	2	6	8	—
Total	$257	$124	$469	$850	$29,630	$30,480	$53

UNAUDITED

(Millions of dollars)
	December 31, 2013
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$37	$12	$24	$73	$6,522	$6,595	$—
Europe	26	15	29	70	2,805	2,875	6
Asia/Pacific	55	46	59	160	3,174	3,334	11
Mining	3	—	12	15	2,128	2,143	—
Latin America	54	25	165	244	2,474	2,718	5
Caterpillar Power Finance	55	30	60	145	2,946	3,091	—
Dealer
North America	—	—	—	—	3,034	3,034	—
Europe	—	—	—	—	569	569	—
Asia/Pacific	—	—	—	—	706	706	—
Mining	—	—	—	—	5	5	—
Latin America	—	—	—	—	940	940	—
Caterpillar Power Finance	—	—	—	—	—	—	—
Caterpillar Purchased Receivables
North America	26	5	2	33	1,539	1,572	2
Europe	2	1	1	4	423	427	—
Asia/Pacific	—	—	—	—	468	468	—
Mining	—	—	—	—	—	—	—
Latin America	—	—	—	—	616	616	—
Caterpillar Power Finance	—	—	1	1	8	9	1
Total	$258	$134	$353	$745	$28,357	$29,102	$25

UNAUDITED

Allowance for credit losses
An analysis of the Allowance for credit losses was as follows:

(Millions of dollars)
	June 30, 2014
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$365	$10	$3	$378
Receivables written off	(83)	—	—	(83)
Recoveries on receivables previously written off	26	—	—	26
Provision for credit losses	67	—	—	67
Adjustment due to sale of receivables	(2)	—	—	(2)
Foreign currency translation adjustment	1	—	—	1
Balance at end of period	$374	$10	$3	$387

Individually evaluated for impairment	$54	$—	$—	$54
Collectively evaluated for impairment	320	10	3	333
Ending Balance	$374	$10	$3	$387

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$556	$—	$—	$556
Collectively evaluated for impairment	21,091	5,471	3,362	29,924
Ending Balance	$21,647	$5,471	$3,362	$30,480

(Millions of dollars)
	December 31, 2013
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$414	$9	$3	$426
Receivables written off	(179)	—	—	(179)
Recoveries on receivables previously written off	56	—	—	56
Provision for credit losses	83	1	—	84
Adjustment due to sale of receivables	(3)	—	—	(3)
Foreign currency translation adjustment	(6)	—	—	(6)
Balance at end of year	$365	$10	$3	$378

Individually evaluated for impairment	$70	$—	$—	$70
Collectively evaluated for impairment	295	10	3	308
Ending Balance	$365	$10	$3	$378

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$629	$—	$—	$629
Collectively evaluated for impairment	20,127	5,254	3,092	28,473
Ending Balance	$20,756	$5,254	$3,092	$29,102

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

The recorded investment in performing and non-performing finance receivables was as follows:

(Millions of dollars)
	June 30, 2014
	Customer	Dealer	Caterpillar Purchased Receivables	Total
Performing
North America	$6,973	$3,352	$1,962	$12,287
Europe	2,935	539	505	3,979
Asia/Pacific	3,309	696	400	4,405
Mining	2,109	4	—	2,113
Latin America	2,778	880	487	4,145
Caterpillar Power Finance	3,070	—	8	3,078
Total Performing	$21,174	$5,471	$3,362	$30,007
Non-Performing
North America	$27	$—	$—	$27
Europe	30	—	—	30
Asia/Pacific	80	—	—	80
Mining	26	—	—	26
Latin America	192	—	—	192
Caterpillar Power Finance	118	—	—	118
Total Non-Performing	$473	$—	$—	$473
Total Performing and Non-Performing
North America	$7,000	$3,352	$1,962	$12,314
Europe	2,965	539	505	4,009
Asia/Pacific	3,389	696	400	4,485
Mining	2,135	4	—	2,139
Latin America	2,970	880	487	4,337
Caterpillar Power Finance	3,188	—	8	3,196
Total	$21,647	$5,471	$3,362	$30,480

UNAUDITED

(Millions of dollars)
	December 31, 2013
	Customer	Dealer	Caterpillar Purchased Receivables	Total
Performing
North America	$6,569	$3,034	$1,572	$11,175
Europe	2,847	569	427	3,843
Asia/Pacific	3,284	706	468	4,458
Mining	2,120	5	—	2,125
Latin America	2,539	940	616	4,095
Caterpillar Power Finance	2,972	—	9	2,981
Total Performing	$20,331	$5,254	$3,092	$28,677
Non-Performing
North America	$26	$—	$—	$26
Europe	28	—	—	28
Asia/Pacific	50	—	—	50
Mining	23	—	—	23
Latin America	179	—	—	179
Caterpillar Power Finance	119	—	—	119
Total Non-Performing	$425	$—	$—	$425
Total Performing and Non-Performing
North America	$6,595	$3,034	$1,572	$11,201
Europe	2,875	569	427	3,871
Asia/Pacific	3,334	706	468	4,508
Mining	2,143	5	—	2,148
Latin America	2,718	940	616	4,274
Caterpillar Power Finance	3,091	—	9	3,100
Total	$20,756	$5,254	$3,092	$29,102

Troubled debt restructurings
A restructuring of a loan or finance lease receivable constitutes a troubled debt restructuring (TDR) when the lender grants a concession it would not otherwise consider to a borrower experiencing financial difficulties. Concessions granted may include extended contract maturities, inclusion of interest only periods, below market interest rates, extended skip payment periods and reduction of principal and/or accrued interest.

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

There were no loans or finance lease receivables modified as TDRs during the three and six months ended June 30, 2014 and 2013 for the Dealer or Caterpillar Purchased Receivables portfolio segments.

UNAUDITED

Loans and finance lease receivables in the Customer portfolio segment modified as TDRs were as follows:

(Dollars in millions)	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment
Customer
North America	1	$—	$—	22	$2	$3
Europe	5	2	2	8	1	1
Mining	1	32	23	—	—	—
Latin America	1	—	—	6	1	1
Caterpillar Power Finance(1)	5	35	34	—	—	—
Total(2)	13	$69	$59	36	$4	$5

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment
Customer
North America	4	$2	$2	32	$4	$5
Europe	8	7	7	8	1	1
Mining	2	43	33	—	—	—
Latin America	2	29	28	6	1	1
Caterpillar Power Finance(1)	6	36	35	4	36	37
Total(2)	22	$117	$105	50	$42	$44

(1) During the three and six months ended June 30, 2014, there were no additional funds subsequently loaned to a borrower whose terms had been modified in a TDR. During the three and six months ended June 30, 2013, $7 million and $12 million, respectively, of additional funds were subsequently loaned to a borrower whose terms had been modified in a TDR. The $7 and $12 million of additional funds are not reflected in the table above as no incremental modifications have been made with the borrower during the periods presented. At June 30, 2014, remaining commitments to lend additional funds to a borrower whose terms have been modified in a TDR were $2 million.
(2) Modifications include extended contract maturities, inclusion of interest only periods, below market interest rates, extended skip payment periods and reduction of principal and/or accrued interest.

TDRs in the Customer portfolio segment with a payment default during the three and six months ended June 30, 2014 and 2013, which had been modified within twelve months prior to the default date, were as follows:

(Dollars in millions)	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment
Customer
North America	—	$—	5	$1
Total	—	$—	5	$1

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment
Customer
North America	7	$1	13	$3
Europe	7	1	—	—
Caterpillar Power Finance	—	—	2	3
Total	14	$2	15	$6

UNAUDITED

B.	Transfers of Receivables
Certain finance receivables and equipment on operating leases are sold to third parties with limited or no recourse to us to mitigate the concentration of credit risk with certain customers and are generally accounted for as sales. We typically maintain servicing responsibilities for these third-party assets, which totaled $308 million and $322 million as of June 30, 2014 and December 31, 2013, respectively. Because we do not receive a servicing fee for these assets, a servicing liability is recorded. As of June 30, 2014 and December 31, 2013, these liabilities were $1 million and $2 million, respectively. These assets are not available to pay our creditors.

C.	Purchases of Trade Receivables from Caterpillar Entities
We purchase trade receivables from Caterpillar entities at a discount. The discount is an estimate of the amount of financing revenue that would be earned at a market rate on these trade receivables over their expected life. The discount is amortized into revenue on an effective yield basis over the life of the receivables and recognized as Wholesale finance revenue. Amortized discounts for the trade receivables were $65 million and $62 million for the three months ended June 30, 2014 and 2013, respectively, and $123 million and $120 million for the six months ended June 30, 2014 and 2013, respectively. In the Consolidated Statements of Cash Flows, collection of the discount is included in investing activities as the receivables are collected.

5.	Derivative Financial Instruments and Risk Management

Our earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates and interest rates.  Our Risk Management Policy (policy) allows for the use of derivative financial instruments to prudently manage foreign currency exchange rate and interest rate exposures.  Our policy specifies that derivatives are not to be used for speculative purposes.  Derivatives that we use are primarily foreign currency forward, option and cross currency contracts and interest rate swaps.  Our derivative activities are subject to the management, direction and control of our senior financial officers.  Risk management practices, including the use of financial derivative instruments, are presented to our Board of Directors and the Audit Committee of the Caterpillar Inc. Board of Directors at least annually.

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

As of June 30, 2014, $4 million of deferred net losses, net of tax, included in equity (AOCI in the Consolidated Statements of Financial Position), related to our floating-to-fixed interest rate swaps, are expected to be reclassified to Interest expense over the next twelve months.  The actual amount recorded in Interest expense will vary based on interest rates at the time the hedged transactions impact earnings.

We have, at certain times, liquidated fixed-to-floating interest rate swaps that resulted in deferred gains at the time of liquidation.  The deferred gains associated with these interest rate swaps are included in Long-term debt in the Consolidated Statements of Financial Position and are being amortized to Interest expense over the remaining term of the previously designated hedged item.

The location and fair value of derivative instruments reported in the Consolidated Statements of Financial Position were as follows:

(Millions of dollars)
		Asset (Liability) Fair Value
	Consolidated Statements of Financial Position Location	June 30, 2014	December 31, 2013
Designated derivatives
Interest rate contracts	Other assets	$101	$122
Interest rate contracts	Accrued expenses	(8)	(6)
		$93	$116
Undesignated derivatives
Foreign exchange contracts	Other assets	$4	$7
Foreign exchange contracts	Accrued expenses	(5)	(4)
Cross currency contracts	Other assets	5	9
		$4	$12

UNAUDITED

The total notional amounts of the derivative instruments were $5.97 billion and $6.74 billion as of June 30, 2014 and December 31, 2013, respectively. The notional amounts of the derivative financial instruments do not represent amounts exchanged by the parties. The amounts exchanged by the parties are calculated by reference to the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates and interest rates.

For the six months ended June 30, 2014 and 2013, the deferred gains (losses) recorded in AOCI on the Consolidated Statements of Changes in Stockholder’s Equity associated with our cash flow interest rate contract hedges were as follows:

(Millions of dollars)
Balance as of December 31, 2013, net of tax of $3	$(5)
Gains (losses) deferred during the period, net of tax of $1	(4)
(Gains) losses reclassified to earnings, net of tax of $0	2
Balance as of June 30, 2014, net of tax of $4	$(7)

(Millions of dollars)
Balance as of December 31, 2012, net of tax of $4	$(8)
Gains (losses) deferred during the period, net of tax of $(1)	2
(Gains) losses reclassified to earnings, net of tax of $1	2
Balance as of June 30, 2013, net of tax of $2	$(4)

The effect of derivatives designated as hedging instruments on the Consolidated Statements of Profit was as follows:

Fair Value Hedges
(Millions of dollars)
		Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts	Other income (expense)	$(6)	$8	$(49)	$50

		Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts	Other income (expense)	$(19)	$23	$(78)	$80

UNAUDITED

Cash Flow Hedges
(Millions of dollars)
Three Months Ended June 30, 2014
	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(1)	$—
Interest rate contracts	Other income (expense)	—	—
		$(1)	$—

Three Months Ended June 30, 2013
	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(2)	$—
Interest rate contracts	Other income (expense)	—	—
		$(2)	$—

Six Months Ended June 30, 2014
	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(2)	$—
Interest rate contracts	Other income (expense)	—	—
		$(2)	$—

Six Months Ended June 30, 2013
	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(3)	$—
Interest rate contracts	Other income (expense)	—	—
		$(3)	$—

The effect of derivatives not designated as hedging instruments on the Consolidated Statements of Profit was as follows:

Undesignated Derivatives
(Millions of dollars)		Three Months Ended June 30,
	Classification	2014	2013
Foreign exchange contracts	Other income (expense)	$(9)	$5
Cross currency contracts	Other income (expense)	(3)	11
		$(12)	$16

		Six Months Ended June 30,
	Classification	2014	2013
Foreign exchange contracts	Other income (expense)	$(10)	$(6)
Cross currency contracts	Other income (expense)	(7)	7
		$(17)	$1

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

Collateral is generally not required of the counterparties or us under the master netting agreements. As of June 30, 2014 and December 31, 2013, no cash collateral was received or pledged under the master netting agreements.

The effect of the net settlement provisions of the master netting agreements on our derivative balances upon an event of default or a termination event was as follows:

Offsetting of Derivative Assets and Liabilities
(Millions of dollars)
	June 30, 2014	December 31, 2013
Derivative Assets
Gross Amount of Recognized Assets	$110	$138
Gross Amounts Offset	—	—
Net Amount of Assets(1)	110	138
Gross Amounts Not Offset
Financial Instruments	(8)	(9)
Cash Collateral Received	—	—
Net Amount	$102	$129

Derivative Liabilities
Gross Amount of Recognized Liabilities	$(13)	$(10)
Gross Amounts Offset	—	—
Net Amount of Liabilities(1)	(13)	(10)
Gross Amounts Not Offset
Financial Instruments	8	9
Cash Collateral Pledged	—	—
Net Amount	$(5)	$(1)

(1) As presented in the Consolidated Statements of Financial Position.

UNAUDITED

6.	Segment Information

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

UNAUDITED

Supplemental segment data and reconciliations to consolidated external reporting for the three months ended June 30 was as follows:

(Millions of dollars) 2014	Revenues	Segment Profit	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Segment Assets at June 30, 2014	Capital expenditures
North America	$265	$90	$55	$87	$6	$13,248	$348
Europe and CPF	123	34	23	25	10	8,253	33
Asia/Pacific	95	29	30	6	12	5,284	7
Latin America	112	38	32	26	(1)	4,993	25
Mining	123	23	16	68	8	3,440	95
Total Segments	718	214	156	212	35	35,218	508
Unallocated	17	(21)	11	1	3	1,664	1
Timing	(7)	—	—	—	(3)	26	1
Methodology	—	13	(12)	—	—	(197)	—
Inter-segment Eliminations	—	—	—	—	—	(224)	—
Total	$728	$206	$155	$213	$35	$36,487	$510

2013	Revenues	Segment Profit	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Segment Assets at December 31, 2013	Capital expenditures
North America	$236	$74	$66	$71	$(2)	$12,158	$207
Europe and CPF	120	30	26	20	17	8,068	69
Asia/Pacific	103	45	33	6	2	5,272	13
Latin America	105	32	37	22	1	4,953	60
Mining	117	24	21	64	3	3,441	101
Total Segments	681	205	183	183	21	33,892	450
Unallocated	20	(20)	15	—	(1)	1,595	—
Timing	(7)	(39)	—	—	11	68	1
Methodology	—	12	(11)	—	—	(190)	—
Inter-segment Eliminations	—	—	—	—	—	(227)	—
Total	$694	$158	$187	$183	$31	$35,138	$451

UNAUDITED

Supplemental segment data and reconciliations to consolidated external reporting for the six months ended June 30 was as follows:

(Millions of dollars) 2014	Revenues	Segment Profit	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Segment Assets at June 30, 2014	Capital expenditures
North America	$512	$167	$115	$167	$9	$13,248	$478
Europe and CPF	253	75	47	51	19	8,253	64
Asia/Pacific	187	68	58	12	18	5,284	17
Latin America	217	67	64	53	—	4,993	60
Mining	248	33	34	145	21	3,440	158
Total Segments	1,417	410	318	428	67	35,218	777
Unallocated	38	(34)	23	1	3	1,664	1
Timing	(14)	(2)	—	—	(2)	26	1
Methodology	—	20	(24)	—	—	(197)	—
Inter-segment Eliminations	—	—	—	—	—	(224)	—
Total	$1,441	$394	$317	$429	$68	$36,487	$779

2013	Revenues	Segment Profit	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Segment Assets at December 31, 2013	Capital expenditures
North America	$461	$138	$131	$141	$(3)	$12,158	$315
Europe and CPF	242	67	54	39	26	8,068	100
Asia/Pacific	209	91	68	13	4	5,272	24
Latin America	211	60	73	42	9	4,953	124
Mining	227	38	41	122	14	3,441	206
Total Segments	1,350	394	367	357	50	33,892	769
Unallocated	37	(36)	30	1	(2)	1,595	1
Timing	(13)	(30)	—	—	(1)	68	1
Methodology	—	17	(19)	—	—	(190)	—
Inter-segment Eliminations	—	—	—	—	—	(227)	—
Total	$1,374	$345	$378	$358	$47	$35,138	$771

7.	Guarantees

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

No significant loss has been experienced or is anticipated under any of these guarantees.  At June 30, 2014 and December 31, 2013, the related liability was $1 million. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees was $52 million and $55 million at June 30, 2014 and December 31, 2013, respectively.

UNAUDITED

We provide guarantees to repurchase certain loans of Caterpillar dealers from a special purpose corporation (SPC) that qualifies as a VIE (see Note 1 for additional information regarding the accounting guidance on the consolidation of VIEs).  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  We have a loan purchase agreement with the SPC that obligates us to purchase certain loans that are not paid at maturity.  We receive a fee for providing this guarantee, which provides a source of liquidity for the SPC.  We are the primary beneficiary of the SPC as our guarantees result in us having both the power to direct the activities that most significantly impact the SPC's economic performance and the obligation to absorb losses and therefore we have consolidated the financial statements of the SPC.  As of June 30, 2014 and December 31, 2013, the SPC’s assets of $1.18 billion and $1.01 billion, respectively, are primarily comprised of loans to dealers, which are included in Retail notes receivable in the Consolidated Statements of Financial Position, and the SPC's liabilities of $1.18 billion and $1.01 billion, respectively, are primarily comprised of commercial paper, which is included in Short-term borrowings in the Consolidated Statements of Financial Position.  The assets of the SPC are not available to pay our creditors. We may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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

UNAUDITED

Assets and liabilities measured on a recurring basis at fair value included in our Consolidated Statements of Financial Position are summarized below:

(Millions of dollars)
	June 30, 2014
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Assets
Derivative financial instruments, net	$—	$97	$—	$97
Total Assets	$—	$97	$—	$97
Liabilities
Guarantees	$—	$—	$1	$1
Total Liabilities	$—	$—	$1	$1

	December 31, 2013
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Assets
Derivative financial instruments, net	$—	$128	$—	$128
Total Assets	$—	$128	$—	$128
Liabilities
Guarantees	$—	$—	$1	$1
Total Liabilities	$—	$—	$1	$1

Below are roll-forwards of liabilities measured at fair value using Level 3 inputs for the six months ended June 30, 2014 and 2013. These instruments were valued using pricing models that, in management’s judgment, reflect the assumptions of a marketplace participant.

(Millions of dollars)	Guarantees
Balance as of December 31, 2013	$1
Issuance of guarantees	—
Expiration of guarantees	—
Balance as of June 30, 2014	$1

(Millions of dollars)	Guarantees
Balance as of December 31, 2012	$2
Issuance of guarantees	2
Expiration of guarantees	(2)
Balance as of June 30, 2013	$2

Impaired loans
In addition to the amounts above, our impaired loans are subject to measurement at fair value on a nonrecurring basis. A loan is considered impaired when management determines that collection of contractual amounts due is not probable. In these cases, an Allowance for credit losses may be established based primarily on the fair value of associated collateral. As the collateral's fair value is based on observable market prices and/or current appraised values, the impaired loans are classified as Level 2 measurements. We had impaired loans carried at the fair value of the underlying collateral value of $179 million and $81 million as of June 30, 2014 and December 31, 2013, respectively.

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
Short-term borrowings – carrying amount approximated fair value.
Long-term debt – fair value for fixed and floating-rate debt was estimated based on quoted market prices.

Please refer to the table below for the fair values of our financial instruments.

(Millions of dollars)	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Cash and cash equivalents	$1,192	$1,192	$1,320	$1,320	1
Foreign currency contracts:
In a receivable position	$4	$4	$7	$7	2	Note 5
In a payable position	$(5)	$(5)	$(4)	$(4)	2	Note 5
Cross currency contracts
In a receivable position	$5	$5	$9	$9	2	Note 5
Finance receivables, net (excluding finance leases(1))	$21,759	$21,457	$20,667	$20,469	2	Note 4
Restricted cash and cash equivalents(2)	$61	$61	$17	$17	1
Short-term borrowings	$(5,534)	$(5,534)	$(3,663)	$(3,663)	1
Long-term debt	$(24,685)	$(25,327)	$(25,312)	$(25,849)	2
Interest rate swaps:
In a net receivable position	$101	$101	$122	$122	2	Note 5
In a net payable position	$(8)	$(8)	$(6)	$(6)	2	Note 5
Guarantees	$(1)	$(1)	$(1)	$(1)	3	Note 7

(1)As of June 30, 2014 and December 31, 2013, represents finance leases with a net carrying value of $8.33 billion and $8.06 billion, respectively.
(2) Included in Other assets in the Consolidated Statements of Financial Position.

9.	Contingencies

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

The Provision for income taxes reflects an estimated annual tax rate of 27 percent for the second quarters of both 2014 and 2013. The 2013 estimated annual tax rate of 27 percent excludes a benefit of $7 million, reflecting the impact of the American Taxpayer Relief Act.

UNAUDITED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW:  SECOND QUARTER 2014 VS. SECOND QUARTER 2013

We reported second-quarter 2014 revenues of $728 million, an increase of $34 million, or 5 percent, compared with the second quarter of 2013. Second-quarter 2014 profit after tax was $146 million, a $35 million, or 32 percent, increase from the second quarter of 2013.

•	The increase in revenues was primarily due to a $36 million favorable impact from higher average earning assets.

•
Profit before income taxes was $206 million for the second quarter of 2014, compared with $158 million for the second quarter of 2013. The increase was primarily due to the absence of a $23 million currency loss in the second quarter of 2013, a $17 million favorable impact from higher average earning assets and a $16 million improvement on net yield on average earning assets.

•	The provision for income taxes reflects an estimated annual tax rate of 27 percent for the second quarters of both 2014 and 2013.

•
During the second quarter of 2014, retail new business volume was $3.44 billion, an increase of $56 million, or 2 percent, from the second quarter of 2013. The increase was primarily related to increases in sales of Cat equipment in North America, partially offset by decreases in Mining.

•
At the end of the second quarter of 2014, past dues were 2.63 percent, compared with 2.44 percent at the end of the first quarter of 2014, 2.37 percent at the end of 2013 and 2.64 percent at the end of the second quarter of 2013. The increase in past dues from the first quarter of 2014 and the end of 2013 reflects higher past dues in the Latin American, Asia/Pacific and European portfolios. Write-offs, net of recoveries, were $19 million for the second quarter of 2014, compared with $27 million for the second quarter of 2013.

•
As of June 30, 2014, our allowance for credit losses totaled $387 million or 1.27 percent of net finance receivables, compared with $373 million or 1.25 percent of net finance receivables as of March 31, 2014, $378 million or 1.30 percent of net finance receivables at year-end 2013 and $422 million or 1.46 percent of net finance receivables as of June 30, 2013.

UNAUDITED

REVIEW OF CONSOLIDATED STATEMENTS OF PROFIT
THREE MONTHS ENDED JUNE 30, 2014 VS. THREE MONTHS ENDED JUNE 30, 2013

REVENUES
Retail revenue for the second quarter of 2014 was $345 million, a decrease of $7 million from the same period in 2013. The decrease was due to a $23 million unfavorable impact from lower interest rates on new and existing retail finance receivables, partially offset by a $16 million favorable impact from higher average earning assets. For the quarter ended June 30, 2014, retail average earning assets were $25.15 billion, an increase of $1.09 billion from the same period in 2013. The annualized average yield was 5.49 percent for the second quarter of 2014, compared with 5.85 percent for the second quarter of 2013.

Operating lease revenue for the second quarter of 2014 was $259 million, an increase of $30 million from the same period in 2013. The increase was due to a $37 million favorable impact from higher average earning assets, partially offset by a $7 million unfavorable impact from lower average financing rates on operating leases.

Wholesale revenue for the second quarter of 2014 was $83 million, an increase of $3 million from the same period in 2013. The increase was due to a $2 million favorable impact from higher average earning assets and a $1 million favorable impact from higher interest rates on new and existing wholesale finance receivables. For the quarter ended June 30, 2014, wholesale average earning assets were $4.98 billion, an increase of $138 million from the same period in 2013. The annualized average yield was 6.61 percent for the second quarter of 2014, compared with 6.64 percent for the second quarter of 2013.

Other revenue, net, items were as follows:

(Millions of dollars)	Three Months Ended June 30,
	2014	2013
Finance receivable and operating lease fees (including late charges)	$23	$19
Fees on committed credit facility extended to Caterpillar	10	10
Interest income on Notes Receivable from Caterpillar	5	5
Net loss on returned or repossessed equipment	(6)	(7)
Miscellaneous other revenue, net	9	6
Total Other revenue, net	$41	$33

EXPENSES
Interest expense for the second quarter of 2014 was $155 million, a decrease of $32 million from the same period in 2013. This decrease was primarily due to a reduction of 50 basis points in the average cost of borrowing to 2.01 percent for the second quarter of 2014, down from 2.51 percent for the second quarter of 2013, partially offset by the impact of a 3 percent increase in average borrowings.

Depreciation expense on equipment leased to others was $213 million, up $30 million from the second quarter of 2013 due to an increase in the average operating lease portfolio.

General, operating and administrative expenses were $112 million for the second quarter of 2014, compared with $108 million for the same period in 2013.

Provision for credit losses was $35 million for the second quarter of 2014 compared with $31 million for the same period in 2013. The increase was primarily due to an increase in provision expense for finance receivables (the result of an unfavorable impact from changes in the allowance rate and growth in the portfolio, partially offset by a decrease in write-offs, net of recoveries), partially offset by a decrease in provision expense for miscellaneous receivables. Write-offs, net of recoveries, were $19 million for the second quarter of 2014, compared with $27 million for the second quarter of 2013.

Other expenses were $7 million for the second quarter of 2014, up $2 million from the same period in 2013.

UNAUDITED

Other income (expense) items were as follows:

(Millions of dollars)	Three Months Ended June 30,
	2014	2013
Net gain from interest rate derivatives	$1	$5
Net currency exchange loss, including forward points	(1)	(27)
Total Other income (expense)	$—	$(22)

The Provision for income taxes was $58 million in the second quarter of 2014, compared with $44 million for the second quarter of 2013. The Provision for income taxes reflects an estimated annual tax rate of 27 percent for the second quarters of both 2014 and 2013.

PROFIT
As a result of the performance discussed above, profit after tax was $146 million for the second quarter of 2014, an increase of $35 million, or 32 percent, from the second quarter of 2013.

UNAUDITED

SIX MONTHS ENDED JUNE 30, 2014 VS. SIX MONTHS ENDED JUNE 30, 2013

REVENUES
Retail revenue for the first six months of 2014 was $682 million, a decrease of $17 million from the same period in 2013. The decrease was due to a $43 million unfavorable impact from lower interest rates on new and existing retail finance receivables, partially offset by a $26 million favorable impact from higher average earning assets. For the six months ended June 30, 2014, retail average earning assets were $24.87 billion, an increase of $898 million from the same period in 2013. The annualized average yield was 5.49 percent for the first six months of 2014, compared with 5.83 percent for the same period in 2013.

Operating lease revenue for the first six months of 2014 was $521 million, an increase of $72 million from the same period in 2013. The increase was due to a $75 million favorable impact from higher average earning assets, partially offset by a $3 million unfavorable impact from lower average financing rates on operating leases.

Wholesale revenue for the first six months of 2014 was $156 million, a decrease of $1 million from the same period in 2013. The decrease was due to lower interest rates on new and existing wholesale finance receivables. For the six months ended June 30, 2014, wholesale average earning assets were $4.79 billion, a decrease of $6 million from the same period in 2013. The annualized average yield was 6.50 percent for the first six months of 2014, compared with 6.56 percent for the same period in 2013.

Other revenue, net, items were as follows:

(Millions of dollars)	Six Months Ended June 30,
	2014	2013
Finance receivable and operating lease fees (including late charges)	$39	$38
Fees on committed credit facility extended to Caterpillar	20	20
Interest income on Notes Receivable from Caterpillar	10	10
Net loss on returned or repossessed equipment	(2)	(11)
Miscellaneous other revenue, net	15	12
Total Other revenue, net	$82	$69

EXPENSES
Interest expense for the first six months of 2014 was $317 million, a decrease of $61 million from the same period in 2013. This decrease was primarily due to a reduction of 48 basis points in the average cost of borrowing to 2.08 percent for the first six months of 2014, down from 2.56 percent for the first six months of 2013, partially offset by the impact of a 3 percent increase in average borrowings.

Depreciation expense on equipment leased to others was $429 million, up $71 million from the first six months of 2013 due to an increase in the average operating lease portfolio.

General, operating and administrative expenses were $213 million for the first six months of 2014, compared with $211 million for the same period in 2013.

Provision for credit losses was $68 million for the first six months of 2014, compared with $47 million from the same period in 2013. The increase was primarily due to an increase in provision expense for finance receivables (the result of an increase in write-offs, net of recoveries and growth in the portfolio), partially offset by a decrease in provision expense for miscellaneous receivables.

At the end of the second quarter of 2014, past dues were 2.63 percent, compared with 2.44 percent at the end of the first quarter of 2014, 2.37 percent at the end of 2013 and 2.64 percent at the end of the second quarter of 2013. The increase in past dues from the first quarter of 2014 and the end of 2013 reflects higher past dues in the Latin American, Asia/Pacific and European portfolios. Write-offs, net of recoveries, were $57 million for the first six months of 2014, compared with $37 million for the same period in 2013. Total non-performing finance receivables, which represent finance receivables currently over 120 days past due and/or on non-accrual status or in bankruptcy, were $473 million and $425 million at June 30, 2014 and December 31, 2013, respectively. Total non-performing finance receivables as a percentage of total finance receivables were 1.55 percent and 1.46 percent at June 30, 2014 and December 31, 2013, respectively.

UNAUDITED

Our Allowance for credit losses as of June 30, 2014 was $387 million or 1.27 percent of net finance receivables compared with $378 million or 1.30 percent as of December 31, 2013. The lower allowance rate is primarily due to write-offs taken in the first six months of 2014, partially offset by an allowance increase tied to adverse political and economic developments in several markets that we currently serve. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and current economic conditions. We believe our allowance is sufficient to provide for losses inherent in our existing finance receivable portfolio as of June 30, 2014.

Other expenses were $15 million for the first six months of 2014, up $5 million from the same period in 2013.

Other income (expense) items were as follows:

(Millions of dollars)	Six Months Ended June 30,
	2014	2013
Net gain from interest rate derivatives	$1	$5
Net currency exchange loss, including forward points	(6)	(30)
Total Other income (expense)	$(5)	$(25)

The Provision for income taxes was $107 million for the first six months of 2014, compared with $87 million for the same period in 2013. The Provision for income taxes reflects an estimated annual tax rate of 27 percent for both the six months ended June 30, 2014 and 2013. The 2013 estimated annual tax rate of 27 percent excludes a benefit of $7 million, reflecting the impact of the American Taxpayer Relief Act.

PROFIT
As a result of the performance discussed above, profit after tax was $282 million for the first six months of 2014, an increase of $30 million, or 12 percent, from the first six months of 2013.

REVIEW OF CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

ASSETS
Total assets were $36.49 billion as of June 30, 2014, an increase of $1.35 billion, or 4 percent, from December 31, 2013, primarily due to an increase in net finance receivables.

New Business Volume
New retail financing for the six months ended June 30, 2014 was $5.48 billion, a decrease of $39 million, or 1 percent, from the same period in 2013. New operating lease activity (which is substantially related to retail) for the six months ended June 30, 2014 was $782 million, an increase of $6 million, or 1 percent, from the same period in 2013. New wholesale financing activity for the six months ended June 30, 2014 was $19.86 billion, an increase of $2.33 billion, or 13 percent, from the same period in 2013. New wholesale financing increased primarily due to increases in purchases of trade receivables from Caterpillar.

Off-Balance Sheet Managed Assets
We manage and service receivables and leases that have been sold to third parties with limited or no recourse to us to mitigate the concentration of credit risk with certain customers. These receivables/leases are not available to pay our creditors.

Off-balance sheet managed assets were as follows:

(Millions of dollars)
	June 30, 2014	December 31, 2013
Retail notes receivable	$112	$126
Operating leases	83	61
Retail finance leases	69	103
Retail installment sale contracts	44	32
Total off-balance sheet managed assets	$308	$322

UNAUDITED

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity provide us with the ability to meet our financial obligations on a timely basis.  Maintaining and managing adequate capital and liquidity resources includes management of funding sources and their utilization based on current, future and contingent needs. Throughout the second quarter of 2014, we experienced favorable liquidity conditions. We intend to maintain a strong cash and liquidity position. We ended the second quarter of 2014 with $1.19 billion of cash, a decrease of $128 million from year-end 2013. Our cash balances are held in numerous locations throughout the world with approximately $436 million held by our non-U.S. subsidiaries. Amounts held outside the United States are available for general corporate use and could be used in the United States without incurring significant additional U.S. taxes. We expect to meet our United States funding needs without repatriating undistributed profits that are indefinitely reinvested outside the United States. We do not generate material funding through structured finance transactions.

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

Total borrowings outstanding as of June 30, 2014 were $31.34 billion, an increase of $1.25 billion over December 31, 2013, primarily due to increasing portfolio balances. Outstanding borrowings were as follows:

(Millions of dollars)	June 30, 2014	December 31, 2013
Medium-term notes, net of unamortized discount	$23,102	$23,829
Commercial paper, net of unamortized discount	4,348	2,502
Bank borrowings – long-term	1,583	1,483
Bank borrowings – short-term	610	545
Variable denomination floating rate demand notes	576	616
Notes payable to Caterpillar	1,124	1,118
Total outstanding borrowings	$31,343	$30,093

Medium-term notes
We issue medium-term unsecured notes through securities dealers or underwriters in the U.S., Canada, Europe, Australia, Japan, Hong Kong, Argentina and Mexico to both retail and institutional investors. These notes are offered in several currencies and with a variety of maturities. These notes are senior unsecured obligations of the Company. Medium-term notes outstanding as of June 30, 2014, mature as follows:

(Millions of dollars)
2014	$1,726
2015	6,061
2016	5,098
2017	4,353
2018	2,287
Thereafter	3,577
Total	$23,102

Medium-term notes issued totaled $3.52 billion and redeemed totaled $4.25 billion for the six months ended June 30, 2014.

UNAUDITED

Commercial paper
We issue unsecured commercial paper in the U.S., Europe and other international capital markets.  These short-term promissory notes are issued on a discounted basis and are payable at maturity.

Revolving credit facilities
We have three global credit facilities with a syndicate of banks totaling $10.00 billion (Credit Facility) available in the aggregate to both Caterpillar and us for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of June 30, 2014 was $7.25 billion.

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

At June 30, 2014, Caterpillar’s consolidated net worth was $24.90 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined in the Credit Facility as the consolidated stockholders' equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income/(loss).

At June 30, 2014, our covenant interest coverage ratio was 2.13 to 1.  This is above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at June 30, 2014, our covenant leverage ratio was 7.83 to 1.  This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event that either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings.  At June 30, 2014 and December 31, 2013, there were no borrowings under the Credit Facility.

Bank borrowings
Credit lines with banks as of June 30, 2014 totaled $4.68 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements.  The remaining available credit commitments may be withdrawn any time at the lenders' discretion.  As of June 30, 2014 and December 31, 2013, we had $2.19 billion and $2.03 billion, respectively, outstanding against these credit lines and were in compliance with all debt covenants under these credit lines.

Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction.  We do not hold reserves to fund the payment of the demand notes.  The notes are offered on a continuous basis by prospectus only.

Notes receivable from/payable to Caterpillar
Under our variable amount lending agreements and other notes receivable with Caterpillar, we may borrow up to $2.35 billion from Caterpillar and Caterpillar may borrow up to $1.29 billion from us.  The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice.  We had notes receivable of $329 million and notes payable of $1.12 billion outstanding under these agreements as of June 30, 2014, compared with notes receivable of $345 million and notes payable of $1.12 billion as of December 31, 2013.

UNAUDITED

Committed credit facility
In addition, in 2011, we extended a $2 billion committed credit facility to Caterpillar, which expires in February 2019.  We receive a fee from Caterpillar based on amounts drawn under the credit facility and a commitment fee for the undrawn amounts under the credit facility.  At June 30, 2014 and December 31, 2013, there were no borrowings under this credit facility.

OFF-BALANCE SHEET ARRANGEMENTS
We lease all of our facilities. In addition, we have potential payment exposure for guarantees issued to third parties totaling $52 million as of June 30, 2014.

CASH FLOWS
Operating cash flow was $655 million in the first six months of 2014, compared with $451 million for the same period a year ago. Net cash used for investing activities was $1.66 billion for the first six months of 2014, compared with $1.39 billion for the same period in 2013. The change was primarily due to more net cash used for finance receivables due to increased growth in the portfolio. Net cash provided by financing activities was $927 million for the first six months of 2014, compared with $883 million for the same period in 2013. The change was primarily due to higher net debt issuances used to fund our investing activities.

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

UNAUDITED

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q may be considered "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements may relate to future events or our future financial performance, which may involve known and unknown risks and uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by any forward-looking statements. From time to time, we may also provide forward-looking statements in oral presentations to the public or in other materials we issue to the public. Forward-looking statements give current expectations or forecasts of future events about the company. You may identify these statements by the fact that they do not relate to historical or current facts and may use words such as "believes," "expects," "estimates," "anticipates," "will," "should," "plan," "project," "intend," "could" and similar words or phrases. These statements are only predictions. Actual events or results may differ materially due to factors that affect international businesses, including changes in economic conditions and disruptions in the global financial and credit markets and changes in laws and regulations (including regulations implemented under the Dodd-Frank Wall Street Reform and Consumer Protection Act) and political stability, as well as factors specific to Cat Financial and the markets we serve, including the market’s acceptance of our products and services, the creditworthiness of our customers, interest rate and currency rate fluctuations and estimated residual values of leased equipment. These risk factors may not be exhaustive. We operate in a continually changing business environment and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. Moreover, we do not assume responsibility for the accuracy and completeness of those statements. Forward-looking statements are qualified in their entirety by reference to the factors discussed under the captions "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K filed with the Securities and Exchange Commission (SEC) on February 18, 2014 for the year ended December 31, 2013, as supplemented in our Form 10-Q filing with the SEC on May 2, 2014 and in this Form 10-Q filing. We do not undertake to update our forward-looking statements.

UNAUDITED

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report.  Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting
During the second quarter of 2014, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Caterpillar Financial Services Corporation
(Registrant)
Date:	August 1, 2014	By:	/s/Jeffry D. Everett
Jeffry D. Everett, Controller

Date:	August 1, 2014	By:	/s/Kent M. Adams
Kent M. Adams, President, Director and Chief Executive Officer

UNAUDITED

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

12	Computation of Ratio of Profit to Fixed Charges
31.1	Certification of Kent M. Adams, President, Director and Chief Executive Officer of Caterpillar Financial Services Corporation, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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