Form 10-K/A
period 2013-12-31
CATERPILLAR FINANCIAL SERVICES CORP
filed 2014-11-14
CIK 764764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K/A
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

EXPLANATORY NOTE

In preparing Caterpillar Financial Corporation’s (together with its subsidiaries, "Cat Financial," "the Company," "we" and "our") consolidated financial statements for the quarter ended September 30, 2014, we identified immaterial errors impacting our previously issued financial statements, which led to the discovery of deficiencies in our internal control over financial reporting. We evaluated these control deficiencies, together with previously identified control deficiencies and concluded that a material weakness relating to our Allowance for credit losses existed as of September 30, 2014. This caused us to reevaluate our previous conclusions on internal control over financial reporting as of December 31, 2013, and we have now concluded that the material weakness relating to our Allowance for credit losses existed as of December 31, 2013. As a result, we have restated our December 31, 2013 report on internal control over financial reporting included in this Form 10-K/A, and we have also concluded that our disclosure controls and procedures were not effective as of December 31, 2013.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We identified the below material weakness in our internal control over financial reporting as of September 30, 2014 and also determined that this material weakness existed as of December 31, 2013.

We did not design and maintain effective internal controls over the accuracy and completeness of information about loans identified as being impaired, which are used in evaluating the adequacy of our Allowance for credit losses. Specifically, we did not design or implement controls necessary to monitor the effectiveness of subsidiary level controls relating to compliance with Company policies and procedures for evaluating loans for impairment.

The material weakness described above resulted in immaterial errors impacting our previously issued financial statements for the interim periods ended June 30, 2014 and March 31, 2014 and the interim and annual periods ended December 31, 2013, 2012 and 2011. The net impact on Profit of these errors relating to Allowance for credit losses, together with other unrelated immaterial errors as described in Note 1 to the consolidated financial statements, was an overstatement/(understatement) of Profit of ($2 million) and $5 million for the three months ended June 30, 2014 and March 31, 2014, respectively, and $17 million, $4 million, and $4 million for the years ended December 31, 2013, 2012, and 2011, respectively. We evaluated these errors and concluded that they did not, individually or in the aggregate, result in a material misstatement of our previously issued consolidated financial statements.

Notwithstanding the material weakness described above, we have concluded that our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 and our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2014 and March 31, 2014, as previously filed with the Securities and Exchange Commission ("SEC"), are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented and that they may still be relied upon. The revisions to correct the identified immaterial errors are reflected in the revised consolidated financial statements included in this Form 10-K/A and in concurrently filed Forms 10-Q/A for the quarters ended June 30, 2014 and March 31, 2014.

In response to the material weakness relating to our Allowance for credit losses, the Company has developed and is executing a remediation plan with the oversight of our Chief Executive Officer and Chief Financial Officer as described below.

The following actions have been taken to strengthen our internal controls and organizational structure:

•
The Company has replaced a member of management, responsible for ensuring compliance with Company policies and procedures related to identifying and evaluating loans for impairment, at the subsidiary location where the control failure was identified.

•
Cat Financial corporate management performed a subsidiary level review to identify any other subsidiaries not complying with policies and procedures related to identifying and evaluating loans for impairment. As a result of this review, we discovered one additional international subsidiary that was providing incomplete credit loss reporting as a result of a control deficiency at that subsidiary location. The impact of this control deficiency has been included in the evaluation and conclusions documented above. No other such control deficiencies were identified.

•
The Company has conducted training sessions for our local subsidiary management responsible for reinforcing the understanding of our policies and procedures that impact the Allowance for credit losses at the subsidiaries where the control deficiencies were identified.

The Company also currently anticipates further improving its policies and procedures by:

•
Strengthening our oversight controls to ensure compliance at the subsidiary level with Company policies and procedures impacting the Allowance for credit losses. Those oversight controls will be designed to operate at a level of precision sufficient to detect an error resulting from a related control failure at the subsidiary level before it results in a material misstatement of our consolidated financial statements; and

•
Strengthening our testing of controls designed to ensure compliance at the subsidiary level with Company policies and procedures impacting the Allowance for credit losses to provide effective and timely identification of control deficiencies.

This Form 10-K/A amends Management's Report on Internal Control Over Financial Reporting for the year ended December 31, 2013 as originally filed with the SEC on February 18, 2014 (the "Original Filing"). This Form 10-K/A also amends the Original Filing to correct immaterial errors as described in Note 1 to the consolidated financial statements. Revisions to the Original Filing have been made to the following items solely as a result of and to reflect these revisions:

•Item 1A - Risk Factors
•Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
•Item 8 - Financial Statements and Supplementary Data
•Item 9A - Controls and Procedures
•Item 15 - Exhibits

In accordance with applicable SEC rules, this Form 10-K/A includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.

Except for this amendment, no other changes have been made to the Original Filing. This Form 10-K/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing date, or to modify or update those disclosures affected by subsequent events.

Concurrently with the filing of this Form 10-K/A, we are also filing amendments to our Forms 10-Q for the quarterly periods ended March 31, 2014 and June 30, 2014. Future Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q will reflect the revisions for financial information included in this Form 10-K/A and the Forms 10-Q/A for the quarterly periods ended March 31, 2014 and June 30, 2014.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this amended Annual Report on Form 10-K/A may be considered "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995.  These statements may relate to future events or our future financial performance, which may involve known and unknown risks and uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by any forward-looking statements.  From time to time, we may also provide forward-looking statements in oral presentations to the public or in other materials we issue to the public.  Forward-looking statements give current expectations or forecasts of future events about the company.  You may identify these statements by the fact that they do not relate to historical or current facts and may use words such as "believes," "expects," "estimates," "anticipates," "will," "should," "plan," "project," "intend," "could" and similar words or phrases.  These statements are only predictions.  Actual events or results may differ materially due to factors that affect international businesses, including changes in economic conditions and disruptions in the global financial and credit markets, and changes in laws and regulations (including regulations implemented under the Dodd-Frank Wall Street Reform and Consumer Protection Act) and political stability, as well as factors specific to Cat Financial and the markets we serve, including the market’s acceptance of our products and services, the creditworthiness of our customers, interest rate and currency rate fluctuations and estimated residual values of leased equipment.  These risk factors may not be exhaustive.  We operate in a continually changing business environment, and new risk factors emerge from time to time.  We cannot predict these new risk factors, nor can we assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements.  Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.  Moreover, we do not assume responsibility for the accuracy and completeness of those statements.  All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the captions "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K/A and could cause results to differ materially from those projected in the forward-looking statements.  Cat Financial undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You may, however, consult any related disclosures we may make in our subsequent Form 10-Q and Form 8-K reports filed with the SEC.

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

The statements in this section describe the most significant risks to our business and may contain "forward-looking statements" that are subject to the caption "CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS" presented prior to Item 1 of this report.  The statements in this section should also be considered carefully in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the "Notes to Consolidated Financial Statements" to this Form 10-K/A.  The risk factors described below are a cautionary discussion of risks, uncertainties and assumptions that we believe are significant to our business. These are factors that, individually or in the aggregate, we believe could make our actual results differ materially from expected or past results. Because it is impossible to predict or identify all such factors, the following factors should not be considered to be a complete discussion of risks and uncertainties.

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
We have determined that a material weakness exists in our internal control over financial reporting which could, if not remediated, have a material adverse impact on our ability to produce timely and accurate financial statements.

We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As discussed in Item 9A, we identified a material weakness in our internal control over financial reporting as of September 30, 2014, which we also concluded existed as of December 31, 2013. As a result of this material weakness, we concluded that our internal controls over financial reporting were not effective as of December 31, 2013 and that our disclosure controls and procedures were not effective as of December 31, 2013.

A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We have taken a number of actions and continue to devote significant time and attention to remedy the identified material weakness in internal control over financial reporting (see Item 9A for a description of the identified material weakness and related remediation plan). However, if we do not complete our remediation in a timely manner or if our remediation plan is inadequate, there will continue to be an increased risk of future material misstatements in our annual or interim financial statements.

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

The discussion below amends Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Form 10-K for the year ended December 31, 2013, as originally filed with the SEC on February 18, 2014 and reflects revisions to the financial statements for the correction of immaterial errors as described in Note 1 to the consolidated financial statements.

OVERVIEW:  2013 VS. 2012

We reported revenues of $2.79 billion for 2013, an increase of $92 million, or 3 percent, compared with 2012. Profit after tax was $513 million, an $85 million, or 20 percent, increase from 2012.

•
The increase in revenues was primarily due to a $229 million favorable impact from higher average earning assets, partially offset by a $121 million unfavorable impact from lower average financing rates on new and existing finance receivables and operating leases and a $14 million unfavorable impact from returned or repossessed equipment.

•
Profit before income taxes was $694 million for 2013, compared with $584 million for 2012. The increase was primarily due to a $97 million favorable impact from higher average earning assets and a $62 million decrease in the provision for credit losses. These increases were partially offset by a $23 million unfavorable impact from currency gains and losses and a $14 million unfavorable impact from returned or repossessed equipment.

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

•	At the end of 2013, past dues were 2.47 percent, compared with 2.51 percent at the end of the third quarter of 2013 and 2.31 percent at the end of 2012.

•
Write-offs, net of recoveries, were $124 million for 2013, compared with $103 million for 2012. Full-year 2013 write-offs, net of recoveries, were 0.46 percent of average annual retail portfolio, compared with 0.42 percent in 2012. The increase in write-offs was primarily related to our European marine portfolio and was previously provided for in the Allowance for credit losses.

•
At year-end 2013, our Allowance for credit losses totaled $387 million or 1.33 percent of net finance receivables, compared with $429 million or 1.50 percent of net finance receivables at year-end 2012. The overall decrease of $42 million in Allowance for credit losses during the year reflects a $49 million decrease associated with the lower allowance rate, partially offset by a $7 million increase in allowance due to an increase in our net finance receivables portfolio.

2013 VS. 2012

REVIEW OF CONSOLIDATED STATEMENTS OF PROFIT

REVENUES
Retail and wholesale revenue for 2013 was $1.69 billion, an increase of $16 million from 2012.  The increase was due to a $139 million favorable impact from higher average earning assets, partially offset by a $123 million unfavorable impact from lower interest rates on new and existing retail and wholesale receivables.  The annualized average yield was 5.88 percent for 2013, compared with 6.31 percent in 2012.

Operating lease revenue for 2013 was $948 million, an increase of $88 million from 2012. The increase in operating lease revenue was due to a $121 million favorable impact from higher average earning assets, partially offset by a $33 million unfavorable impact from lower average financing rates on operating leases.

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

Depreciation expense on equipment leased to others was $770 million, up $82 million from 2012 due to an increase in the average operating lease portfolio.

General, operating and administrative expenses were $427 million for 2013, compared with $416 million for 2012.  The increase was primarily due to increases in personnel costs. There were 1,767 full-time employees as of December 31, 2013, compared with 1,745 as of December 31, 2012.

The Provision for credit losses was $101 million for 2013 compared with $163 million in 2012. The decrease was primarily due to a reduction in provision expense for finance receivables (the result of a decrease in the allowance rate and slower growth in the portfolio, partially offset by an increase in write-offs, net of recoveries).  The Allowance for credit losses as of December 31, 2013 was 1.33 percent of net finance receivables compared with 1.50 percent as of December 31, 2012.  The lower allowance rate reflects write-offs taken in 2013, primarily related to our European marine portfolio that had been previously provided for in the Allowance for credit losses, favorable changes in our estimated probabilities of default (due to improved financial health of our customers), continued refinements of estimated loss emergence periods and general improvement in the economic conditions of the industries we serve. See Note 3B of Notes to Consolidated Financial Statements for further discussion.

Other expenses were $24 million for 2013, compared with $29 million for 2012.

Other income (expense) items were as follows:

(Millions of dollars)
	2013	2012
Net gain (loss) from interest rate derivatives	$(2)	$6
Net currency exchange loss, including forward points	(33)	(18)
Total Other income (expense)	$(35)	$(12)

The Provision for income taxes was $167 million for 2013, compared with $145 million for 2012.  The Provision for income taxes reflects an annual tax rate of 25 percent for both 2013 and 2012. The 2013 annual tax rate of 25 percent excludes a benefit of $7 million, reflecting the impact of the American Taxpayer Relief Act.

PROFIT
As a result of the performance discussed above, we had profit of $513 million for 2013, an increase of $85 million, or 20 percent, from 2012.

REVIEW OF CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

ASSETS
Total assets were $35.11 billion as of December 31, 2013, an increase of $379 million, or 1 percent, from December 31, 2012, primarily due to an increase in equipment on operating leases, net and an increase in net finance receivables, partially offset by a decrease in our cash position.

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

TOTAL PAST DUE FINANCE AND RENTS RECEIVABLE
At the end of 2013, past dues were 2.47 percent, compared with 2.51 percent at the end of the third quarter of 2013 and 2.31 percent at the end of 2012. Write-offs, net of recoveries, were $124 million for 2013, compared with $103 million for 2012. Full-year 2013 write-offs, net of recoveries, were 0.46 percent of average annual retail portfolio, compared with 0.42 percent in 2012. The increase in write-offs was primarily related to our European marine portfolio and was previously provided for in the Allowance for credit losses.

FOURTH QUARTER 2013 VS. FOURTH QUARTER 2012

CONSOLIDATED STATEMENTS OF PROFIT
(Dollars in Millions)

	Three Months Ended December 31,
	2013	2012
Revenues:
Retail finance	$345	$347
Operating lease	259	212
Wholesale finance	77	83
Other, net	30	37
Total revenues	711	679

Expenses:
Interest	177	198
Depreciation on equipment leased to others	212	173
General, operating and administrative	110	108
Provision for credit losses	10	70
Other	8	9
Total expenses	517	558

Other income (expense)	10	(5)

Profit before income taxes	204	116

Provision for income taxes	41	19

Profit of consolidated companies	163	97

Less: Profit attributable to noncontrolling interests	5	3

Profit[1]	$158	$94

1 Profit attributable to Caterpillar Financial Services Corporation.

THREE MONTHS ENDED DECEMBER 31, 2013 VS. THREE MONTHS ENDED DECEMBER 31, 2012

REVIEW OF CONSOLIDATED STATEMENTS OF PROFIT

REVENUES
Retail and wholesale revenue for the fourth quarter of 2013 was $422 million, a decrease of $8 million from the same period in 2012.  The decrease was due to a $24 million unfavorable impact from lower interest rates on new and existing retail and wholesale receivables, partially offset by a $16 million favorable impact from higher average earning assets.  The annualized average yield was 5.81 percent for the fourth quarter of 2013, compared with 6.15 percent for the fourth quarter of 2012.

Operating lease revenue for the fourth quarter of 2013 was $259 million, an increase of $47 million from the same period in 2012.  The increase was due to a $38 million favorable impact from higher average earning assets and a $9 million favorable impact from higher average financing rates on operating leases.

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

The Provision for credit losses was $10 million for the fourth quarter of 2013 compared with $70 million from the fourth quarter of 2012. The decrease was primarily due to a reduction in provision expense for finance receivables (the result of a decrease in the allowance rate, a decrease in write-offs, net of recoveries and slower growth in the portfolio).  The Allowance for credit losses as of December 31, 2013 was 1.33 percent of net finance receivables compared with 1.50 percent as of December 31, 2012. The lower allowance rate reflects write-offs taken in 2013, primarily related to our European marine portfolio that had been previously provided for in the Allowance for credit losses, favorable changes in our estimated probabilities of default (due to improved financial health of our customers), continued refinements of estimated loss emergence periods and general improvement in the economic conditions of the industries we serve. See Note 3B of Notes to Consolidated Financial Statements for further discussion.

Other expenses were $8 million for the fourth quarter of 2013, compared with $9 million for the fourth quarter of 2012.

Other income (expense) items were as follows:

(Millions of dollars)	Three Months Ended December 31,
	2013	2012
Net currency exchange gain (loss), including forward points	$14	$(7)
Net gain (loss) from interest rate derivatives	(4)	2
Total Other income (expense)	$10	$(5)

The Provision for income taxes was $41 million for the fourth quarter of 2013, compared with $19 million for the fourth quarter of 2012.  The Provision for income taxes reflects an annual tax rate of 25 percent for the fourth quarters of both 2013 and 2012.

PROFIT
As a result of the performance discussed above, we had profit of $158 million for the fourth quarter of 2013, an increase of $64 million, or 68 percent, from the fourth quarter of 2012.

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

The Provision for credit losses was $163 million for 2012, down $14 million from 2011 due to a $10 million decrease in the provision expense related to finance receivables (a result of a decrease in write-offs, net of recoveries, partially offset by the impact of an increase in the allowance rate and portfolio growth) and a $4 million decrease in the provision expense for miscellaneous receivables.  The Allowance for credit losses as of December 31, 2012 was 1.50 percent of net finance receivables compared with 1.48 percent as of December 31, 2011.  See Note 3B of Notes to Consolidated Financial Statements for further discussion.

Other expenses were $29 million for 2012, compared with $34 million for 2011.

Other income (expense) items were as follows:

(Millions of dollars)
	2012	2011
Net gain (loss) from interest rate derivatives	$6	$(10)
Net currency exchange loss, including forward points	(18)	(7)
Other miscellaneous income	—	3
Total Other income (expense)	$(12)	$(14)

The Provision for income taxes was $145 million for 2012, compared with $109 million for 2011.  The Provision for income taxes reflects an annual tax rate of 25 percent for both 2012 and 2011. The 2011 Provision for income taxes included a $15 million benefit related to prior years.

PROFIT
As a result of the performance discussed above, we had profit of $428 million for 2012, an increase of $54 million, or 14 percent, from 2011.

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

TOTAL PAST DUE FINANCE AND RENTS RECEIVABLE
During 2012, our overall portfolio quality reflected continued improvement. At the end of 2012, past dues were 2.31 percent compared with 2.84 percent at the end of the third quarter of 2012 and 2.92 percent at the end of 2011. Write-offs, net of recoveries, were $103 million for the full-year 2012, compared with $159 million for 2011. Full-year 2012 write-offs, net of recoveries, were 0.42 percent of average annual retail portfolio, compared with 0.70 percent in 2011.

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

Total borrowings outstanding as of December 31, 2013, were $30.11 billion, an increase of $162 million over December 31, 2012, primarily due to increasing portfolio balances.  Outstanding borrowings as of December 31 were as follows:

(Millions of dollars)
	2013	2012
Medium-term notes, net of unamortized discount	$23,846	$23,487
Commercial paper, net of unamortized discount	2,502	3,654
Bank borrowings – long-term	1,483	1,602
Bank borrowings – short-term	545	418
Variable denomination floating rate demand notes	616	579
Notes payable to Caterpillar	1,118	208
Total outstanding borrowings	$30,110	$29,948

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

(Millions of dollars)
2014	$5,973
2015	6,050
2016	4,567
2017	2,622
2018	2,289
Thereafter	2,345
Total	$23,846

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

At December 31, 2013, our covenant interest coverage ratio was 1.93 to 1.  This is above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at December 31, 2013, our six-month covenant leverage ratio was 8.18 to 1 and our year-end covenant leverage ratio was 8.04 to 1.  This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

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

CONTRACTUAL OBLIGATIONS
We have committed cash outflow related to long-term debt, operating lease agreements and purchase obligations.  Minimum payments for these obligations are:

(Millions of dollars)
	2014	2015	2016	2017	2018	After 2018	Total
Long-term debt	$6,592	$6,446	$4,796	$2,747	$2,350	$2,398	$25,329
Operating leases	15	14	12	12	11	29	93
Purchase obligations(1)	15	2	1	—	—	—	18
Interest payable on long-term debt	553	394	323	248	182	184	1,884
Total contractual obligations	$7,175	$6,856	$5,132	$3,007	$2,543	$2,611	$27,324

(1)Represents short-term contractual obligations made in the ordinary course of business for contracted services at December 31, 2013.

These contractual obligations do not include unused commitments and lines of credit for dealers and customers discussed in Note 10 of Notes to Consolidated Financial Statements.

CASH FLOWS
Operating cash flow for 2013 was $1.10 billion compared with $1.03 billion for 2012. Net cash used for investing activities in 2013 was $2.53 billion compared with $4.35 billion for 2012. The change is primarily due to less net cash used for finance receivables due to slower growth in the portfolio. Net cash provided by financing activities in 2013 was $697 million compared with $4.30 billion in 2012. The change is primarily due to lower funding requirements for investing activities, the net impact of our various lending arrangements with Caterpillar and the use of existing cash.

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

While management believes it has exercised prudent judgment and applied reasonable assumptions, there can be no assurance that in the future, changes in economic conditions or other factors would not cause changes in the financial health of our customers.  If the financial health of our customers deteriorates, the timing and level of payments received could be impacted and therefore, could result in a change to our estimated losses. Please see Item 9A for discussion of a material weakness in our internal control over financial reporting relating to the Allowance for credit losses and our related remediation plan.

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

Evaluation of Disclosure Controls and Procedures
In connection with the filing of our Form 10-K on February 18, 2014, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Exchange Act Rule 13a-15(e), as of December 31, 2013.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Subsequent to the evaluation made in connection with the filing of our Form 10-K on February 18, 2014, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2013 due to the material weakness in our internal control over financial reporting relating to our Allowance for credit losses discussed below. Notwithstanding the material weakness, management has concluded that our consolidated financial statements for the periods covered by and included in this Form 10-K/A are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America.

Management’s Report on Internal Control over Financial Reporting (as restated)
The management of Cat Financial is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Exchange Act Rule 13a-15(f).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the filing of our Form 10-K on February 18, 2014, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (1992). Based on our assessment, we concluded that, as of December 31, 2013, our internal control over financial reporting was effective based on those criteria.

Subsequent to the evaluation made in connection with the filing of our Form 10-K on February 18, 2014, in preparing our consolidated financial statements for the quarter ended September 30, 2014, we identified immaterial errors impacting our previously issued financial statements, which led to the discovery of deficiencies in our internal control over financial reporting. We evaluated these control deficiencies, together with control deficiencies previously identified, and concluded that a material weakness relating to our Allowance for credit losses existed as of September 30, 2014. This caused us to reevaluate our previous conclusion on internal control over financial reporting as of December 31, 2013, and we have now concluded that the material weakness relating to our Allowance for credit losses existed as of December 31, 2013 and that we did not maintain effective internal control over financial reporting as of December 31, 2013.

Description of material weakness
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the below material weakness in our internal control over financial reporting as of September 30, 2014. Management also determined that this material weakness existed as of December 31, 2013.

We did not design and maintain effective internal controls over the accuracy and completeness of information about loans identified as being impaired, which are used in evaluating the adequacy of our Allowance for credit losses. Specifically, we did not design or implement controls necessary to monitor the effectiveness of subsidiary level controls relating to compliance with Company policies and procedures for evaluating loans for impairment.

The material weakness described above resulted in immaterial adjustments to our Allowance for credit losses, deferred tax accounts, Provision for credit losses, and income tax expense, as well as related financial statement disclosures and revisions to our consolidated financial statements and disclosures for the years ended December 31, 2013, 2012, and 2011. Accordingly, the material weakness did not result in a material misstatement of our consolidated financial statements and disclosures for the years ended December 31, 2013, 2012, or 2011. Additionally, this material weakness could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report which appears herein.

Remediation plan for material weakness in internal control over financial reporting
In response to the material weakness relating to our Allowance for credit losses, the Company has developed and is executing a remediation plan with the oversight of our Chief Executive Officer and Chief Financial Officer as described below.

The following actions have been taken to strengthen our internal controls and organizational structure:

•
The Company has replaced a member of management, responsible for ensuring compliance with Company policies and procedures related to identifying and evaluating loans for impairment, at the subsidiary location where the control failure was identified.

•
Cat Financial corporate management performed a subsidiary level review to identify any other subsidiaries not complying with policies and procedures related to identifying and evaluating loans for impairment. As a result of this review, we discovered one additional international subsidiary that was providing incomplete credit loss reporting as a result of a control deficiency at that subsidiary location. The impact of this control deficiency has been included in the evaluation and conclusions documented above. No other such control deficiencies were identified.

•
The Company has conducted training sessions for our local subsidiary management responsible for reinforcing the understanding of our policies and procedures that impact the Allowance for credit losses at the subsidiaries where the control deficiencies were identified.

The Company also currently anticipates further improving its policies and procedures by:

•
Strengthening our oversight controls to ensure compliance at the subsidiary level with Company policies and procedures impacting the Allowance for credit losses. Those oversight controls will be designed to operate at a level of precision sufficient to detect an error resulting from a related control failure at the subsidiary level before it results in a material misstatement of our consolidated financial statements; and

•
Strengthening our testing of controls designed to ensure compliance at the subsidiary level with Company policies and procedures impacting the Allowance for credit losses to provide effective and timely identification of control deficiencies.

 We believe these additional internal controls will be effective in remediating the material weakness described above and we will continue to devote significant time and attention to these remedial efforts. However, the material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter covered by this Annual Report on Form 10-K/A that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Caterpillar Financial Services Corporation
(Registrant)

Date:	November 14, 2014	By:	/s/ Leslie S. Zmugg
Leslie S. Zmugg, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

November 14, 2014	/s/ Kent M. Adams	President, Director and Chief Executive Officer
Kent M. Adams

November 14, 2014	/s/ Bradley M. Halverson	Director
Bradley M. Halverson

November 14, 2014	/s/ James A. Duensing	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
James A. Duensing

November 14, 2014	/s/ Jeffry D. Everett	Controller (Principal Accounting Officer)
Jeffry D. Everett

EXHIBIT INDEX

3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3.1 to the Company’s Form 10 for the year ended December 31, 1984).
3.2	Bylaws of the Company, as amended (incorporated by reference from Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2005).
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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING (as restated)

The management of Cat Financial is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Exchange Act Rule 13a-15(f).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the filing of our Form 10-K on February 18, 2014, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (1992). Based on our assessment, we concluded that, as of December 31, 2013, our internal control over financial reporting was effective based on those criteria.

Subsequent to the evaluation made in connection with the filing of our Form 10-K on February 18, 2014, in preparing our consolidated financial statements for the quarter ended September 30, 2014, we identified immaterial errors impacting our previously issued financial statements, which led to the discovery of deficiencies in our internal control over financial reporting. We evaluated these control deficiencies, together with control deficiencies previously identified, and concluded that a material weakness relating to our Allowance for credit losses existed as of September 30, 2014. This caused us to reevaluate our previous conclusion on internal control over financial reporting as of December 31, 2013, and we have now concluded that the material weakness relating to our Allowance for credit losses existed as of December 31, 2013 and that we did not maintain effective internal control over financial reporting as of December 31, 2013.

Description of material weakness
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the below material weakness in our internal control over financial reporting as of September 30, 2014. Management also determined that this material weakness existed as of December 31, 2013.

We did not design and maintain effective internal controls over the accuracy and completeness of information about loans identified as being impaired, which are used in evaluating the adequacy of our Allowance for credit losses. Specifically, we did not design or implement controls necessary to monitor the effectiveness of subsidiary level controls relating to compliance with Company policies and procedures for evaluating loans for impairment.

The material weakness described above resulted in immaterial adjustments to our Allowance for credit losses, deferred tax accounts, Provision for credit losses, and income tax expense, as well as related financial statement disclosures and revisions to our consolidated financial statements and disclosures for the years ended December 31, 2013, 2012, and 2011. Accordingly, the material weakness did not result in a material misstatement of our consolidated financial statements and disclosures for the years ended December 31, 2013, 2012, or 2011. Additionally, this material weakness could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report which appears herein.

REMEDIATION PLAN FOR MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In response to the material weakness relating to our Allowance for credit losses, the Company has developed and is executing a remediation plan with the oversight of our Chief Executive Officer and Chief Financial Officer as described below.

The following actions have been taken to strengthen our internal controls and organizational structure:

•
The Company has replaced a member of management, responsible for ensuring compliance with Company policies and procedures related to identifying and evaluating loans for impairment, at the subsidiary location where the control failure was identified.

•
Cat Financial corporate management performed a subsidiary level review to identify any other subsidiaries not complying with policies and procedures related to identifying and evaluating loans for impairment. As a result of this review, we discovered one additional international subsidiary that was providing incomplete credit loss reporting as a result of a control deficiency at that subsidiary location. The impact of this control deficiency has been included in the evaluation and conclusions documented above. No other such control deficiencies were identified.

•
The Company has conducted training sessions for our local subsidiary management responsible for reinforcing the understanding of our policies and procedures that impact the Allowance for credit losses at the subsidiaries where the control deficiencies were identified.

The Company also currently anticipates further improving its policies and procedures by:

•
Strengthening our oversight controls to ensure compliance at the subsidiary level with Company policies and procedures impacting the Allowance for credit losses. Those oversight controls will be designed to operate at a level of precision sufficient to detect an error resulting from a related control failure at the subsidiary level before it results in a material misstatement of our consolidated financial statements; and

•
Strengthening our testing of controls designed to ensure compliance at the subsidiary level with Company policies and procedures impacting the Allowance for credit losses to provide effective and timely identification of control deficiencies.

 We believe these additional internal controls will be effective in remediating the material weakness described above and we will continue to devote significant time and attention to these remedial efforts. However, the material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of Caterpillar Financial Services Corporation:

In our opinion, the accompanying consolidated statement of financial position and the related consolidated statements of profit, comprehensive income, changes in stockholder’s equity and cash flows present fairly, in all material respects, the financial position of Caterpillar Financial Services Corporation and its subsidiaries (the “Company’) at December 31, 2013, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2013. However, management has subsequently determined that a material weakness in internal control over financial reporting existed as of that date, related to the completeness and accuracy of loans identified as being impaired, which are used in evaluating the adequacy of the Company’s allowance for credit losses. Accordingly, management’s report has been restated and our present opinion on the internal control over financial reporting of the Company as presented herein, is different from that expressed in our previous report.  Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting existed as of that date related to the completeness and accuracy of loans identified as being impaired, which are used in evaluating the adequacy of the Company’s allowance for credit losses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in the accompanying Management’s Report on Internal Control over Financial Reporting. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audits of the 2013 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report referred to above. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Peoria, Illinois
February 18, 2014, except for the effects of the revisions described in Note 1 to the consolidated financial statements and the matter described in the fourth paragraph of Management’s Report on Internal Control Over Financial Reporting, as to which the date is November 14, 2014

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF PROFIT
For the Years Ended December 31,
(Dollars in Millions)

	2013	2012	2011
Revenues:
Retail finance	$1,387	$1,342	$1,291
Operating lease	948	860	870
Wholesale finance	306	335	299
Other, net	144	156	185
Total revenues	2,785	2,693	2,645

Expenses:
Interest	734	801	827
Depreciation on equipment leased to others	770	688	690
General, operating and administrative	427	416	405
Provision for credit losses	101	163	177
Other	24	29	34
Total expenses	2,056	2,097	2,133

Other income (expense)	(35)	(12)	(14)

Profit before income taxes	694	584	498

Provision for income taxes	167	145	109

Profit of consolidated companies	527	439	389

Less: Profit attributable to noncontrolling interests	14	11	15

Profit[1]	$513	$428	$374

 1 Profit attributable to Caterpillar Financial Services Corporation.

See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31,
(Dollars in Millions)

	2013	2012	2011

Profit of consolidated companies	$527	$439	$389

Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (expense)/benefit of: 2013-$41; 2012-$19; 2011-$(24)	(59)	62	(105)
Derivative financial instruments:
Gains (losses) deferred, net of tax (expense)/benefit of: 2013-$1; 2012-$0; 2011-$0	(1)	1	(1)
(Gains) losses reclassified to earnings, net of tax (expense)/benefit of: 2013-$(2); 2012-$1; 2011-$(3)	4	(3)	9
Total Other comprehensive income (loss), net of tax	(56)	60	(97)

Comprehensive income (loss)	471	499	292

Less: Comprehensive income attributable to the noncontrolling interests	17	11	12

Comprehensive income (loss) attributable to Caterpillar Financial Services Corporation	$454	$488	$280

See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
At December 31,
(Dollars in Millions, except share data)

	2013	2012	2011
Assets:
Cash and cash equivalents	$1,320	$2,080	$1,176
Finance receivables (Note 3)
Retail notes receivable	10,858	10,990	8,801
Wholesale notes receivable	4,153	4,238	4,368
Finance leases and installment sale contracts – Retail	14,551	13,695	12,465
Finance leases and installment sale contracts – Wholesale	480	643	425
	30,042	29,566	26,059
Less: Unearned income	(976)	(998)	(944)
Less: Allowance for credit losses	(387)	(429)	(371)
Total net finance receivables	28,679	28,139	24,744

Notes receivable from Caterpillar (Note 13)	345	360	327
Equipment on operating leases,
less accumulated depreciation (Note 4)	3,544	2,970	2,618
Deferred and refundable income taxes (Note 11)	166	115	159
Other assets	1,060	1,071	1,083
Total assets	$35,114	$34,735	$30,107

Liabilities and stockholder’s equity:
Payable to dealers and others	$118	$109	$100
Payable to Caterpillar – other	80	73	59
Accrued expenses	251	267	292
Income taxes payable	52	70	60
Payable to Caterpillar – borrowings (Note 13)	1,118	208	—
Short-term borrowings (Note 7)	3,663	4,651	3,895
Current maturities of long-term debt (Note 8)	6,592	5,991	5,102
Long-term debt (Note 8)	18,737	19,098	16,532
Deferred income taxes and other liabilities (Note 11)	512	548	596
Total liabilities	31,123	31,015	26,636

Commitments and contingent liabilities (Note 10)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid-in amount)	745	745	745
Additional paid-in capital	2	2	2
Retained earnings	3,004	2,691	2,513
Accumulated other comprehensive income/(loss)	117	176	116
Noncontrolling interests	123	106	95
Total stockholder’s equity	3,991	3,720	3,471

Total liabilities and stockholder’s equity	$35,114	$34,735	$30,107

 See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
For the Years Ended December 31,
(Dollars in Millions)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Noncontrolling interests	Total
Balance at December 31, 2010	$745	$2	$2,739	$217	$83	$3,786
Profit of consolidated companies			374		15	389
Dividend paid to Caterpillar			(600)			(600)
Foreign currency translation, net of tax				(109)	4	(105)
Change in ownership for noncontrolling interests					(7)	(7)
Derivative financial instruments, net of tax				8		8
Balance at December 31, 2011	$745	$2	$2,513	$116	$95	$3,471

Balance at December 31, 2011	$745	$2	$2,513	$116	$95	$3,471
Profit of consolidated companies			428		11	439
Dividend paid to Caterpillar			(250)			(250)
Foreign currency translation, net of tax				62	—	62
Derivative financial instruments, net of tax				(2)		(2)
Balance at December 31, 2012	$745	$2	$2,691	$176	$106	$3,720

Balance at December 31, 2012	$745	$2	$2,691	$176	$106	$3,720
Profit of consolidated companies			513		14	527
Dividend paid to Caterpillar			(200)			(200)
Foreign currency translation, net of tax				(62)	3	(59)
Derivative financial instruments, net of tax				3		3
Balance at December 31, 2013	$745	$2	$3,004	$117	$123	$3,991

See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
 (Dollars in Millions)

	2013	2012	2011
Cash flows from operating activities:
Profit of consolidated companies	$527	$439	$389
Adjustments for non-cash items:
Depreciation and amortization	790	707	710
Amortization of receivables purchase discount	(233)	(241)	(212)
Provision for credit losses	101	163	177
Gain on sales of receivables	(4)	(3)	(4)
Other, net	77	1	(61)
Changes in assets and liabilities:
Receivables from others	25	(22)	16
Other receivables/payables with Caterpillar	1	11	(13)
Payable to dealers and others	(95)	(34)	2
Accrued interest payable	(22)	(13)	(17)
Accrued expenses and other liabilities, net	(4)	(18)	(51)
Income taxes payable	(65)	48	34
Payments on interest rate swaps	(2)	(4)	(2)
Net cash provided by operating activities	1,096	1,034	968
Cash flows from investing activities:
Capital expenditures for equipment on operating leases and other capital expenditures	(1,822)	(1,660)	(1,190)
Proceeds from disposals of equipment	681	875	1,161
Additions to finance receivables	(14,075)	(18,750)	(17,053)
Collections of finance receivables	12,256	14,789	15,259
Net changes in Caterpillar purchased receivables	181	250	(1,164)
Proceeds from sales of receivables	227	144	207
Net change in variable lending to Caterpillar	32	(32)	55
Additions to other notes receivable with Caterpillar	(45)	(107)	(184)
Collections on other notes receivable with Caterpillar	29	103	77
Restricted cash and cash equivalents activity, net	2	45	27
Other, net	3	(4)	6
Net cash (used in) provided by investing activities	(2,531)	(4,347)	(2,799)
Cash flows from financing activities:
Net change in variable lending from Caterpillar	(65)	203	—
Proceeds from borrowings with Caterpillar	1,000	—	—
Payments on borrowings with Caterpillar	—	—	(600)
Proceeds from debt issued (original maturities greater than three months)	9,133	13,806	10,873
Payments on debt issued (original maturities greater than three months)	(9,101)	(9,935)	(8,277)
Short-term borrowings, net (original maturities three months or less)	(70)	480	(97)
Dividend paid to Caterpillar	(200)	(250)	(600)
Acquisition of noncontrolling interest	—	—	(7)
Net cash provided by (used in) financing activities	697	4,304	1,292
Effect of exchange rate changes on cash and cash equivalents	(22)	(87)	39
Increase/(decrease) in cash and cash equivalents	(760)	904	(500)
Cash and cash equivalents at beginning of period	2,080	1,176	1,676
Cash and cash equivalents at end of period	$1,320	$2,080	$1,176

Cash paid for interest	$713	$797	$823
Cash paid for taxes	$192	$101	$96
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

Revision of prior period financial statements
In preparing our consolidated financial statements for the quarter ended September 30, 2014, we identified immaterial errors that impacted our previously issued consolidated financial statements for the interim periods ended March 31, 2014 and June 30, 2014 and the interim and annual periods ended December 31, 2013, 2012 and 2011. The prior period errors primarily relate to our Allowance for credit losses and our valuation of debt instruments in fair value hedges. Specifically as relating to our Allowance for credit losses, at one of our international subsidiary locations, an internal audit review during the second quarter 2014 identified certain finance receivables not appropriately evaluated for impairment. As a result, management performed a subsidiary level analysis during the third quarter which discovered one additional international subsidiary that was providing incomplete credit loss reporting. Both errors impacted management’s evaluation of the adequacy of the Allowance for credit losses. With respect to fair value hedges, when debt instruments in fair value hedge transactions matured in 2014, management controls identified carrying value adjustments associated with the matured debt remaining on the balance sheet. Upon investigation, we learned that an incorrect discount rate was being used to value the hedged debt over the term of the hedge relationship.

We evaluated these errors and concluded that they did not, individually or in the aggregate, result in a material misstatement of our previously issued consolidated financial statements. However, if the entire correction was recorded out-of-period in the third quarter of 2014, the cumulative amount would have been material to estimated Profit for the year ending December 31, 2014 and would have impacted comparisons to prior periods. As such, the revisions for these corrections are reflected in the financial information of the applicable prior periods and will be reflected in future filings containing such financial information.

The following tables present the effect of these revisions for the financial statement line items impacted in the affected periods included within this annual financial report.

Revised Consolidated Statements of Profit Amounts

(Millions of dollars)
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
	Year Ended December 31, 2013			Year Ended December 31, 2012
Retail finance	$1,388	$(1)	$1,387	$1,342	$—	$1,342
Operating lease revenue	945	3	948	860	—	860
Total revenues	2,783	2	2,785	2,693	—	2,693
Depreciation on equipment leased to others	768	2	770	688	—	688
Provision for credit losses	94	7	101	161	2	163
Total expenses	2,047	9	2,056	2,095	2	2,097
Other income (expense)	(18)	(17)	(35)	(7)	(5)	(12)
Profit before income taxes	718	(24)	694	591	(7)	584
Provision for income taxes	174	(7)	167	148	(3)	145
Profit of consolidated companies	544	(17)	527	443	(4)	439
Profit	$530	$(17)	$513	$432	$(4)	$428

(Millions of dollars)
	As Previously Reported	Adjustment	As Revised
	Year Ended December 31, 2011
Provision for credit losses	$176	$1	$177
Total expenses	2,132	1	2,133
Other income (expense)	(9)	(5)	(14)
Profit before income taxes	504	(6)	498
Provision for income taxes	111	(2)	109
Profit of consolidated companies	393	(4)	389
Profit	$378	$(4)	$374

Revised Consolidated Statements of Comprehensive Income Amounts

(Millions of dollars)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
	Year Ended December 31, 2013			Year Ended December 31, 2012
Profit of consolidated companies	$544	$(17)	$527	$443	$(4)	$439
Comprehensive income (loss)	488	(17)	471	503	(4)	499
Comprehensive income (loss) attributable to Caterpillar Financial Services Corporation	$471	$(17)	$454	$492	$(4)	$488

(Millions of dollars)	As Previously Reported	Adjustment	As Revised
	Year Ended December 31, 2011
Profit of consolidated companies	$393	$(4)	$389
Comprehensive income (loss)	296	(4)	292
Comprehensive income (loss) attributable to Caterpillar Financial Services Corporation	$284	$(4)	$280

Revised Consolidated Statements of Financial Position Amounts

(Millions of dollars)
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
	December 31, 2013			December 31, 2012
Retail notes receivable	$10,863	$(5)	$10,858	$11,111	$(121)	$10,990
Finance leases and installment sale contracts - Retail	14,582	(31)	14,551	13,589	106	13,695
Total finance receivables	30,078	(36)	30,042	29,581	(15)	29,566
Less: Allowance for credit losses	(378)	(9)	(387)	(426)	(3)	(429)
Total net finance receivables	28,724	(45)	28,679	28,157	(18)	28,139
Equipment on operating leases, less accumulated depreciation	3,530	14	3,544	2,959	11	2,970
Deferred and refundable income taxes	160	6	166	115	—	115
Other assets	1,059	1	1,060	1,071	—	1,071
Total assets	$35,138	$(24)	$35,114	$34,742	$(7)	$34,735
Payable to Caterpillar - other	$96	$(16)	$80	$85	$(12)	$73
Long-term debt	18,720	17	18,737	19,086	12	19,098
Deferred income taxes and other liabilities	517	(5)	512	552	(4)	548
Total liabilities	31,127	(4)	31,123	31,019	(4)	31,015
Retained earnings	3,024	(20)	3,004	2,694	(3)	2,691
Total stockholder's equity	4,011	(20)	3,991	3,723	(3)	3,720
Total liabilities and stockholder's equity	$35,138	$(24)	$35,114	$34,742	$(7)	$34,735

(Millions of dollars)
	As Previously Reported	Adjustment	As Revised
	December 31, 2011
Retail notes receivable	$8,840	$(39)	$8,801
Finance leases and installment sale contracts - Retail	12,436	29	12,465
Total finance receivables	26,069	(10)	26,059
Less: Allowance for credit losses	(369)	(2)	(371)
Total net finance receivables	24,756	(12)	24,744
Equipment on operating leases, less accumulated depreciation	2,611	7	2,618
Total assets	$30,112	$(5)	$30,107
Payable to Caterpillar - other	$67	$(8)	$59
Long-term debt	16,529	3	16,532
Deferred income taxes and other liabilities	597	(1)	596
Total liabilities	26,642	(6)	26,636
Retained earnings	2,512	1	2,513
Total stockholder's equity	3,470	1	3,471
Total liabilities and stockholder's equity	$30,112	$(5)	$30,107

Revised Consolidated Statements of Changes in Stockholder's Equity Amounts

(Millions of dollars)
	As Previously Reported	Adjustment	As Revised		As Previously Reported	Adjustment	As Revised
	December 31, 2013				December 31, 2012
Profit	$530	$(17)	$513	Profit	$432	$(4)	$428
Retained Earnings - Balance at December 31, 2013	$3,024	$(20)	$3,004	Retained Earnings - Balance at December 31, 2012	$2,694	$(3)	$2,691

(Millions of dollars)
	As Previously Reported	Adjustment	As Revised
	December 31, 2011
Profit	$378	$(4)	$374
Retained Earnings - Balance at December 31, 2011	$2,512	$1	$2,513

Revised Consolidated Statements of Cash Flows Amounts

(Millions of dollars)
	As Previously Reported	Adjustment	As Revised
	Year Ended December 31, 2013
Profit of consolidated companies	$544	$(17)	$527
Depreciation and amortization	788	2	790
Provision for credit losses	94	7	101
Other, net	60	17	77
Receivables from others	26	(1)	25
Other receivables/payables with Caterpillar	5	(4)	1
Accrued expenses and other liabilities, net	3	(7)	(4)
Net cash provided by operating activities	1,099	(3)	1,096
Expenditures for equipment on operating leases and for non-leased equipment	(1,806)	(16)	(1,822)
Additions to finance receivables	(14,095)	20	(14,075)
Collections of finance receivables	12,257	(1)	12,256
Net cash provided by (used for) investing activities	$(2,534)	$3	$(2,531)

(Millions of dollars)
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
	Year Ended December 31, 2012			Year Ended December 31, 2011
Profit of consolidated companies	$443	$(4)	$439	$393	$(4)	$389
Provision for credit losses	161	2	163	176	1	177
Other, net	(4)	5	1	(66)	5	(61)
Other receivables/payables with Caterpillar	15	(4)	11	(8)	(5)	(13)
Accrued expenses and other liabilities, net	(15)	(3)	(18)	(49)	(2)	(51)
Net cash provided by operating activities	1,038	(4)	1,034	973	(5)	968
Additions to finance receivables	(18,754)	4	(18,750)	(17,058)	5	(17,053)
Net cash provided by (used for) investing activities	$(4,351)	$4	$(4,347)	$(2,804)	$5	$(2,799)

The Notes to the Consolidated Financial Statements have been revised to reflect the above revisions for all periods presented.

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

NOTE 3 – FINANCING ACTIVITIES
A. Contractual Maturities of Finance Receivables

The contractual maturities and future scheduled payments of outstanding receivables, as of December 31, 2013, were:

(Millions of dollars)
Amounts due in	Retail Installment Sale Contracts	Wholesale Installment Sale Contracts	Retail Finance Leases	Wholesale Finance Leases	Retail Notes	Wholesale Notes	Total
2014	$2,218	$145	$3,265	$84	$3,626	$3,749	$13,087
2015	1,709	24	2,207	64	2,262	231	6,497
2016	1,156	14	1,309	37	1,757	150	4,423
2017	626	3	593	17	1,474	18	2,731
2018	215	—	206	9	669	5	1,104
Thereafter	29	—	139	—	1,070	—	1,238
	5,953	186	7,719	211	10,858	4,153	29,080
Guaranteed residual value	—	—	385	58	—	—	443
Unguaranteed residual value	—	—	494	25	—	—	519
Less: Unearned income	(100)	(1)	(739)	(22)	(89)	(25)	(976)
Total	$5,853	$185	$7,859	$272	$10,769	$4,128	$29,066
Less: Allowance for credit losses							(387)
Total net finance receivables							$28,679

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

Individually impaired loans and finance leases for the Customer portfolio segment were as follows:

(Millions of dollars)
	As of December 31, 2013			As of December 31, 2012
Impaired Loans and Finance Leases With No Allowance Recorded	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Customer
North America	$23	$22	$—	$28	$27	$—
Europe	48	47	—	45	45	—
Asia/Pacific	7	7	—	2	2	—
Mining	134	134	—	1	1	—
Latin America	11	11	—	7	7	—
Caterpillar Power Finance	223	222	—	295	295	—
Total	$446	$443	$—	$378	$377	$—
Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$13	$13	$4	$25	$23	$7
Europe	20	19	7	28	26	11
Asia/Pacific	17	17	2	19	19	4
Mining	—	—	—	—	—	—
Latin America	33	33	9	36	36	10
Caterpillar Power Finance	110	106	51	113	109	24
Total	$193	$188	$73	$221	$213	$56
Total Impaired Loans and Finance Leases
Customer
North America	$36	$35	$4	$53	$50	$7
Europe	68	66	7	73	71	11
Asia/Pacific	24	24	2	21	21	4
Mining	134	134	—	1	1	—
Latin America	44	44	9	43	43	10
Caterpillar Power Finance	333	328	51	408	404	24
Total	$639	$631	$73	$599	$590	$56

(Millions of dollars)
	As of December 31, 2011
Impaired Loans and Finance Leases With No Allowance Recorded	Recorded Investment	Unpaid Principal Balance	Related Allowance
Customer
North America	$83	$80	$—
Europe	47	46	—
Asia/Pacific	4	4	—
Mining	8	8	—
Latin America	9	9	—
Caterpillar Power Finance	175	170	—
Total	$326	$317	$—
Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$23	$20	$6
Europe	22	21	8
Asia/Pacific	9	9	3
Mining	—	—	—
Latin America	23	23	6
Caterpillar Power Finance	85	85	13
Total	$162	$158	$36
Total Impaired Loans and Finance Leases
Customer
North America	$106	$100	$6
Europe	69	67	8
Asia/Pacific	13	13	3
Mining	8	8	—
Latin America	32	32	6
Caterpillar Power Finance	260	255	13
Total	$488	$475	$36

(Millions of dollars)
	Year Ended December 31, 2013		Year Ended December 31, 2012		Year Ended December 31, 2011
Impaired Loans and Finance Leases With No Allowance Recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Customer
North America	$25	$3	$50	$3	$91	$4
Europe	49	1	45	1	11	—
Asia/Pacific	4	—	3	—	5	—
Mining	61	3	8	—	8	1
Latin America	11	—	6	—	9	1
Caterpillar Power Finance	271	5	220	2	221	6
Total	$421	$12	$332	$6	$345	$12
Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$18	$1	$25	$1	$56	$2
Europe	22	1	27	1	20	—
Asia/Pacific	18	1	15	1	11	1
Mining	1	—	—	—	—	—
Latin America	52	2	32	2	15	—
Caterpillar Power Finance	135	1	94	—	61	—
Total	$246	$6	$193	$5	$163	$3
Total Impaired Loans and Finance Leases
Customer
North America	$43	$4	$75	$4	$147	$6
Europe	71	2	72	2	31	—
Asia/Pacific	22	1	18	1	16	1
Mining	62	3	8	—	8	1
Latin America	63	2	38	2	24	1
Caterpillar Power Finance	406	6	314	2	282	6
Total	$667	$18	$525	$11	$508	$15

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

The investment in customer loans and finance leases on non-accrual status as of December 31, was as follows:

(Millions of dollars)
	2013	2012	2011
Customer
North America	$26	$59	$112
Europe	28	38	58
Asia/Pacific	50	36	24
Mining	23	12	12
Latin America	210	163	116
Caterpillar Power Finance	119	220	158
Total	$456	$528	$480

Aging related to loans and finance leases was as follows:

(Millions of dollars)
	December 31, 2013
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$37	$12	$24	$73	$6,507	$6,580	$6
Europe	26	15	29	70	2,805	2,875	8
Asia/Pacific	55	46	59	160	3,158	3,318	11
Mining	3	—	12	15	2,128	2,143	—
Latin America	54	25	196	275	2,438	2,713	5
Caterpillar Power Finance	55	30	60	145	2,946	3,091	—
Dealer
North America	—	—	—	—	3,034	3,034	—
Europe	—	—	—	—	569	569	—
Asia/Pacific	—	—	—	—	706	706	—
Mining	—	—	—	—	5	5	—
Latin America	—	—	—	—	940	940	—
Caterpillar Power Finance	—	—	—	—	—	—	—
Caterpillar Purchased Receivables
North America	26	5	2	33	1,539	1,572	2
Europe	2	1	1	4	423	427	—
Asia/Pacific	—	—	—	—	468	468	—
Mining	—	—	—	—	—	—	—
Latin America	—	—	—	—	616	616	—
Caterpillar Power Finance	—	—	1	1	8	9	1
Total	$258	$134	$384	$776	$28,290	$29,066	$33

(Millions of dollars)
	December 31, 2012
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$35	$8	$52	$95	$5,889	$5,984	$3
Europe	23	9	36	68	2,487	2,555	9
Asia/Pacific	53	19	54	126	3,343	3,469	18
Mining	—	1	12	13	1,960	1,973	—
Latin America	62	19	153	234	2,481	2,715	—
Caterpillar Power Finance	15	14	126	155	3,017	3,172	4
Dealer
North America	—	—	—	—	2,931	2,931	—
Europe	—	—	—	—	652	652	—
Asia/Pacific	—	—	—	—	945	945	—
Mining	—	—	—	—	1	1	—
Latin America	—	—	—	—	1,057	1,057	—
Caterpillar Power Finance	—	—	—	—	—	—	—
Caterpillar Purchased Receivables
North America	17	3	2	22	1,334	1,356	2
Europe	1	—	—	1	331	332	—
Asia/Pacific	—	—	—	—	868	868	—
Mining	—	—	—	—	—	—	—
Latin America	—	—	—	—	547	547	—
Caterpillar Power Finance	—	—	1	1	10	11	1
Total	$206	$73	$436	$715	$27,853	$28,568	$37

(Millions of dollars)
	December 31, 2011
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$75	$39	$111	$225	$5,448	$5,673	$9
Europe	27	11	57	95	2,129	2,224	10
Asia/Pacific	48	23	38	109	3,095	3,204	14
Mining	—	—	12	12	1,473	1,485	—
Latin America	32	15	107	154	2,328	2,482	—
Caterpillar Power Finance	14	16	125	155	2,765	2,920	25
Dealer
North America	—	—	2	2	2,412	2,414	2
Europe	—	—	—	—	334	334	—
Asia/Pacific	—	—	—	—	516	516	—
Mining	—	—	—	—	—	—	—
Latin America	—	—	—	—	709	709	—
Caterpillar Power Finance	—	—	—	—	—	—	—
Caterpillar Purchased Receivables
North America	25	4	6	35	1,801	1,836	6
Europe	3	—	—	3	399	402	—
Asia/Pacific	—	—	—	—	465	465	—
Mining	—	—	—	—	—	—	—
Latin America	—	—	—	—	422	422	—
Caterpillar Power Finance	—	—	—	—	29	29	—
Total	$224	$108	$458	$790	$24,325	$25,115	$66

Allowance for credit losses
The Allowance for credit losses as of December 31, 2013 was $387 million or 1.33 percent of net finance receivables compared with $429 million or 1.50 percent as of December 31, 2012.  The overall decrease of $42 million in Allowance for credit losses during the year reflects a $49 million decrease associated with the lower allowance rate, partially offset by a $7 million increase due to an increase in our net finance receivables portfolio. The lower allowance rate reflects write-offs taken in 2013, primarily related to our European marine portfolio that had been previously provided for in the Allowance for credit losses, favorable changes in our estimated probabilities of default (due to improved financial health of our customers), continued refinements of estimated loss emergence periods and general improvement in the economic conditions of the industries we serve.

The Allowance for credit losses as of December 31, 2012 was $429 million or 1.50 percent of net finance receivables compared with $371 million or 1.48 percent as of December 31, 2011. The overall increase of $58 million in Allowance for credit losses during the year reflects a $51 million increase in allowance due to an increase in our net finance receivables portfolio and a $7 million increase associated with the higher allowance rate.

An analysis of the Allowance for credit losses during 2013, 2012 and 2011 was as follows:

(Millions of dollars)
	December 31, 2013
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$417	$9	$3	$429
Receivables written off	(180)	—	—	(180)
Recoveries on receivables previously written off	56	—	—	56
Provision for credit losses	90	1	—	91
Adjustment due to sale of receivables	(3)	—	—	(3)
Foreign currency translation adjustment	(6)	—	—	(6)
Balance at end of year	$374	$10	$3	$387

Individually evaluated for impairment	$73	$—	$—	$73
Collectively evaluated for impairment	301	10	3	314
Ending Balance	$374	$10	$3	$387

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$639	$—	$—	$639
Collectively evaluated for impairment	20,081	5,254	3,092	28,427
Ending Balance	$20,720	$5,254	$3,092	$29,066

(Millions of dollars)
	December 31, 2012
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$362	$6	$3	$371
Receivables written off	(150)	—	—	(150)
Recoveries on receivables previously written off	47	—	—	47
Provision for credit losses	159	3	—	162
Adjustment due to sale of receivables	(2)	—	—	(2)
Foreign currency translation adjustment	1	—	—	1
Balance at end of year	$417	$9	$3	$429

Individually evaluated for impairment	$56	$—	$—	$56
Collectively evaluated for impairment	361	9	3	373
Ending Balance	$417	$9	$3	$429

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$599	$—	$—	$599
Collectively evaluated for impairment	19,269	5,586	3,114	27,969
Ending Balance	$19,868	$5,586	$3,114	$28,568

(Millions of dollars)
	December 31, 2011
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$358	$5	$1	$364
Receivables written off	(211)	—	—	(211)
Recoveries on receivables previously written off	52	—	—	52
Provision for credit losses	169	1	2	172
Adjustment due to sale of receivables	(3)	—	—	(3)
Foreign currency translation adjustment	(3)	—	—	(3)
Balance at end of year	$362	$6	$3	$371

Individually evaluated for impairment	$36	$—	$—	$36
Collectively evaluated for impairment	326	6	3	335
Ending Balance	$362	$6	$3	$371

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$488	$—	$—	$488
Collectively evaluated for impairment	17,500	3,973	3,154	24,627
Ending Balance	$17,988	$3,973	$3,154	$25,115

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

The recorded investment in performing and non-performing finance receivables was as follows:

(Millions of dollars)
	December 31, 2013
	Customer	Dealer	Caterpillar Purchased Receivables	Total
Performing
North America	$6,554	$3,034	$1,572	$11,160
Europe	2,847	569	427	3,843
Asia/Pacific	3,268	706	468	4,442
Mining	2,120	5	—	2,125
Latin America	2,503	940	616	4,059
Caterpillar Power Finance	2,972	—	9	2,981
Total Performing	$20,264	$5,254	$3,092	$28,610
Non-Performing
North America	$26	$—	$—	$26
Europe	28	—	—	28
Asia/Pacific	50	—	—	50
Mining	23	—	—	23
Latin America	210	—	—	210
Caterpillar Power Finance	119	—	—	119
Total Non-Performing	$456	$—	$—	$456
Total Performing and Non-Performing
North America	$6,580	$3,034	$1,572	$11,186
Europe	2,875	569	427	3,871
Asia/Pacific	3,318	706	468	4,492
Mining	2,143	5	—	2,148
Latin America	2,713	940	616	4,269
Caterpillar Power Finance	3,091	—	9	3,100
Total	$20,720	$5,254	$3,092	$29,066

(Millions of dollars)
	December 31, 2012
	Customer	Dealer	Caterpillar Purchased Receivables	Total
Performing
North America	$5,925	$2,931	$1,356	$10,212
Europe	2,517	652	332	3,501
Asia/Pacific	3,433	945	868	5,246
Mining	1,961	1	—	1,962
Latin America	2,552	1,057	547	4,156
Caterpillar Power Finance	2,952	—	11	2,963
Total Performing	$19,340	$5,586	$3,114	$28,040
Non-Performing
North America	$59	$—	$—	$59
Europe	38	—	—	38
Asia/Pacific	36	—	—	36
Mining	12	—	—	12
Latin America	163	—	—	163
Caterpillar Power Finance	220	—	—	220
Total Non-Performing	$528	$—	$—	$528
Total Performing and Non-Performing
North America	$5,984	$2,931	$1,356	$10,271
Europe	2,555	652	332	3,539
Asia/Pacific	3,469	945	868	5,282
Mining	1,973	1	—	1,974
Latin America	2,715	1,057	547	4,319
Caterpillar Power Finance	3,172	—	11	3,183
Total	$19,868	$5,586	$3,114	$28,568

(Millions of dollars)
	December 31, 2011
	Customer	Dealer	Caterpillar Purchased Receivables	Total
Performing
North America	$5,561	$2,414	$1,836	$9,811
Europe	2,166	334	402	2,902
Asia/Pacific	3,180	516	465	4,161
Mining	1,473	—	—	1,473
Latin America	2,366	709	422	3,497
Caterpillar Power Finance	2,762	—	29	2,791
Total Performing	$17,508	$3,973	$3,154	$24,635
Non-Performing
North America	$112	$—	$—	$112
Europe	58	—	—	58
Asia/Pacific	24	—	—	24
Mining	12	—	—	12
Latin America	116	—	—	116
Caterpillar Power Finance	158	—	—	158
Total Non-Performing	$480	$—	$—	$480
Total Performing and Non-Performing
North America	$5,673	$2,414	$1,836	$9,923
Europe	2,224	334	402	2,960
Asia/Pacific	3,204	516	465	4,185
Mining	1,485	—	—	1,485
Latin America	2,482	709	422	3,613
Caterpillar Power Finance	2,920	—	29	2,949
Total	$17,988	$3,973	$3,154	$25,115

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

Loans and finance lease receivables in the Customer portfolio segment modified as TDRs during the years ended December 31, 2013, 2012 and 2011, were as follows:

(Dollars in millions)
	Year Ended December 31, 2013
	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment
Customer
North America	62	$9	$9
Europe	51	7	7
Asia/Pacific	3	1	1
Mining	45	123	123
Latin America	32	3	3
Caterpillar Power Finance(1)	17	153	157
Total(2)	210	$296	$300

	Year Ended December 31, 2012
	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment
Customer
North America	98	$15	$15
Europe	21	8	8
Asia/Pacific	12	3	3
Latin America	41	5	5
Caterpillar Power Finance(1)	27	253	253
Total(2)	199	$284	$284

	Year Ended December 31, 2011
	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment
Customer
North America	71	$13	$13
Europe	7	44	44
Latin America	12	10	10
Caterpillar Power Finance(1)	35	117	117
Total(2)	125	$184	$184

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

NOTE 4 – EQUIPMENT ON OPERATING LEASES

Components of equipment on operating leases, less accumulated depreciation as of December 31, were as follows:

(Millions of dollars)
	2013	2012	2011
Equipment on operating leases, at cost	$5,127	$4,421	$4,089
Less: Accumulated depreciation	(1,583)	(1,451)	(1,471)
Equipment on operating leases, net	$3,544	$2,970	$2,618

At December 31, 2013, scheduled minimum rental payments for operating leases were as follows:

2014	2015	2016	2017	2018	Thereafter	Total
$880	$601	$361	$180	$89	$33	$2,144

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

At December 31, 2013, our covenant interest coverage ratio was 1.93 to 1.  This is above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at December 31, 2013, our six-month covenant leverage ratio was 8.18 to 1 and our year-end covenant leverage ratio was 8.04 to 1.  This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

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

Long-term debt outstanding as of December 31, was comprised of the following:

(Millions of dollars)
	2013		2012		2011
	Balance	Avg. Rate	Balance	Avg. Rate	Balance	Avg. Rate
Medium-term notes	$23,854	2.8%	$23,500	3.2%	$20,061	3.9%
Unamortized discount	(8)		(13)		(10)
Medium-term notes, net	23,846		23,487		20,051
Bank borrowings	1,483	3.2%	1,602	4.1%	1,583	3.7%
Total	$25,329		$25,089		$21,634

 Long-term debt outstanding as of December 31, 2013, matures as follows:

(Millions of dollars)
2014	$6,592
2015	6,446
2016	4,796
2017	2,747
2018	2,350
Thereafter	2,398
Total	$25,329

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

The effect of derivatives designated as hedging instruments on the Consolidated Statements of Profit was as follows:

Fair Value Hedges
(Millions of dollars)
		Year Ended December 31, 2013
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts	Other income (expense)	$(107)	$109

		Year Ended December 31, 2012
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts	Other income (expense)	$(20)	$27

		Year Ended December 31, 2011
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts	Other income (expense)	$39	$(47)

Cash Flow Hedges
(Millions of dollars)
		Year Ended December 31, 2013
	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(6)	$—
Interest rate contracts	Other income (expense)	—	1
		$(6)	$1

		Year Ended December 31, 2012
	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$4	$—
Interest rate contracts	Other income (expense)	—	(1)
		$4	$(1)

		Year Ended December 31, 2011
	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(12)	$—
Interest rate contracts	Other income (expense)	—	(2)
		$(12)	$(2)

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

NOTE 11 – INCOME TAXES

The components of Profit before income taxes for the years ended December 31, were as follows:

(Millions of dollars)
	2013	2012	2011
U.S.	$91	$31	$46
Non-U.S.	603	553	452
Total	$694	$584	$498

Profit (loss) before income taxes, as shown above, is based on the location of the entity to which such earnings are attributable.  Where an entity’s earnings are subject to taxation, however, may not correlate solely to where an entity is located.  Thus, the income tax provision shown below as U.S. or non-U.S. may not correspond to the earnings shown above.

The components of the Provision for income taxes were as follows for the years ended December 31:

(Millions of dollars)
	2013	2012	2011
Current income tax provision (benefit):
U.S.	$(14)	$14	$(14)
Non-U.S.	183	179	164
State (U.S.)	—	(2)	2
	169	191	152

Deferred income tax provision (benefit):
U.S.	17	(16)	(6)
Non-U.S.	(18)	(27)	(33)
State (U.S.)	(1)	(3)	(4)
	(2)	(46)	(43)

Total Provision for income taxes	$167	$145	$109

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

The actual Provision for income taxes differs from the Provision for income taxes that would result from applying the U.S. statutory rate to Profit before income taxes for the years ended December 31, for the reasons set forth in the following reconciliation:

(Millions of dollars)
	2013		2012		2011
Taxes computed at U.S. statutory rates	$243	35.0%	$204	35.0%	$174	35.0%
(Decreases) increases in taxes resulting from:
State Income Tax, net of Federal Tax	(1)	(0.1)%	(3)	(0.5)%	(1)	(0.2)%
Prior Year Non-U.S. tax and interest adjustment – Other	—	—%	—	—%	(15)	(3.0)%
Subsidiaries' results subject to tax rates other than U.S. statutory rates	(68)	(9.8)%	(50)	(8.6)%	(46)	(9.2)%
Other, net	(7)	(1.0)%	(6)	(1.0)%	(3)	(0.6)%
Provision for income taxes	$167	24.1%	$145	24.9%	$109	22.0%

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

(Millions of dollars)
	2013	2012	2011
Assets:
Deferred and refundable income taxes	$103	$104	$84
Liabilities:
Deferred income taxes and other liabilities	(500)	(535)	(583)
Deferred income taxes, net	$(397)	$(431)	$(499)

Differences between accounting rules and income tax laws cause differences between the bases of certain assets and liabilities for financial reporting and income tax purposes.  The income tax effects of these differences, to the extent they are temporary, are recorded as deferred income tax assets and liabilities netted by tax jurisdiction and taxpayer.

Our consolidated deferred income taxes consisted of the following components as of December 31:

(Millions of dollars)
	2013	2012	2011
Deferred tax assets:
Allowance for credit losses	$144	$159	$116
Tax credit carryforwards	—	—	13
Net operating loss carryforwards	56	59	69
	200	218	198

Deferred income tax liabilities (primarily lease basis differences)	(455)	(467)	(495)

Valuation allowance for deferred income tax assets	(9)	(9)	(9)

Deferred income tax on translation adjustment	(133)	(173)	(193)

Deferred income taxes, net	$(397)	$(431)	$(499)

As of December 31, 2013, amounts and expiration dates of net operating loss (NOL) carryforwards in various U.S. state taxing jurisdictions were:

(Millions of dollars)
2014	2015	2016	2017	2018-2029	Total
$—	$—	$—	$6	$212	$218

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

Impaired loans
In addition to the amounts above, our impaired loans are subject to measurement at fair value on a nonrecurring basis. A loan is considered impaired when management determines that collection of contractual amounts due is not probable. In these cases, an Allowance for credit losses may be established based primarily on the fair value of associated collateral. As the collateral's fair value is based on observable market prices and/or current appraised values, the impaired loans are classified as Level 2 measurements. We had impaired loans carried at the fair value of the underlying collateral value of $88 million, $122 million and $99 million as of December 31, 2013, 2012 and 2011, respectively.

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
Short-term borrowings – carrying amount approximated fair value.
Long-term debt – fair value for fixed and floating-rate debt was estimated based on quoted market prices.

Please refer to the table below for the fair values of our financial instruments.

(Millions of dollars)	2013		2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Cash and cash equivalents	$1,320	$1,320	$2,080	$2,080	$1,176	$1,176	1
Foreign currency contracts:
In a receivable position	$7	$7	$10	$10	$7	$7	2	Note 9
In a payable position	$(4)	$(4)	$(5)	$(5)	$(16)	$(16)	2	Note 9
Cross currency contracts
In a receivable position	$9	$9	$—	$—	$—	$—	2	Note 9
In a payable position	$—	$—	$(1)	$(1)	$—	$—	2	Note 9
Finance receivables, net (excluding finance leases(1))	$20,657	$20,459	$20,065	$19,956	$17,390	$17,132	2	Note 3
Restricted cash and cash equivalents(2)	$17	$17	$19	$19	$64	$64	1
Short-term borrowings	$(3,663)	$(3,663)	$(4,651)	$(4,651)	$(3,895)	$(3,895)	1	Note 7
Long-term debt	$(25,329)	$(25,849)	$(25,089)	$(26,063)	$(21,634)	$(22,674)	2	Note 8
Interest rate swaps:
In a net receivable position	$122	$122	$228	$228	$248	$248	2	Note 9
In a net payable position	$(6)	$(6)	$(9)	$(9)	$(7)	$(7)	2	Note 9
Guarantees	$(1)	$(1)	$(2)	$(2)	$(2)	$(2)	3	Note 10

(1) As of December 31, 2013, 2012 and 2011, represents finance leases with a net carrying value of $8.02 billion, $8.07 billion and $7.35 billion, respectively.
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

Supplemental segment data and reconciliations to consolidated external reporting for the years ended December 31 was as follows:

(Millions of dollars) 2013	Revenues	Segment Profit	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Segment Assets at December 31, 2013	Capital expenditures
North America	$946	$283	$259	$293	$—	$12,160	$782
Europe and CPF	505	146	110	86	47	8,068	242
Asia/Pacific	399	156	135	25	9	5,251	54
Latin America	414	89	137	93	35	4,947	272
Mining	474	85	79	272	12	3,441	469
Total Segments	2,738	759	720	769	103	33,867	1,819
Unallocated	73	(73)	53	1	2	1,595	1
Timing	(26)	(10)	—	—	(4)	68	2
Methodology	—	18	(39)	—	—	(189)	—
Inter-segment Eliminations	—	—	—	—	—	(227)	—
Total	$2,785	$694	$734	$770	$101	$35,114	$1,822

2012	Revenues	Segment Profit	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Segment Assets at December 31, 2012	Capital expenditures
North America	$938	$264	$270	$274	$15	$11,309	$565
Europe and CPF	467	84	134	76	65	7,785	243
Asia/Pacific	399	134	155	23	24	6,144	133
Latin America	389	109	141	64	28	4,969	172
Mining	451	60	90	250	27	3,212	545
Total Segments	2,644	651	790	687	159	33,419	1,658
Unallocated	73	(93)	61	1	1	1,529	—
Timing	(24)	(6)	—	—	3	17	2
Methodology	—	32	(50)	—	—	(61)	—
Inter-segment Eliminations	—	—	—	—	—	(169)	—
Total	$2,693	$584	$801	$688	$163	$34,735	$1,660

2011	Revenues	Segment Profit	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Segment Assets at December 31, 2011	Capital expenditures
North America	$959	$220	$303	$276	$34	$10,870	$530
Europe and CPF	506	37	166	89	105	6,922	118
Asia/Pacific	333	113	129	16	28	4,600	42
Latin America	350	109	127	47	18	3,992	175
Mining	446	72	90	260	3	2,635	321
Total Segments	2,594	551	815	688	188	29,019	1,186
Unallocated	73	(92)	69	2	2	1,253	3
Timing	(22)	6	—	—	(13)	67	1
Methodology	—	33	(57)	—	—	15	—
Inter-segment Eliminations	—	—	—	—	—	(247)	—
Total	$2,645	$498	$827	$690	$177	$30,107	$1,190

Inside and outside the United States:

(Millions of dollars)
	2013	2012	2011
Revenues
Inside U.S.	$1,045	$1,009	$991
Inside Canada	329	330	324
Inside Australia	287	302	297
All other	1,124	1,052	1,033
Total	$2,785	$2,693	$2,645

Equipment on Operating Leases and Non-Leased Equipment (included in Other Assets), Net	2013	2012	2011
Inside U.S.	$1,437	$1,204	$1,046
Inside Canada	729	741	643
Inside Australia	434	341	295
All other	1,037	788	686
Total	$3,637	$3,074	$2,670

NOTE 16 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(Millions of dollars)
2013	First quarter	Second quarter	Third quarter	Fourth quarter
Total revenues	$680	$695	$699	$711
Profit before income taxes	$185	$141	$164	$204
Profit	$140	$98	$117	$158

2012	First quarter	Second quarter	Third quarter	Fourth quarter
Total revenues	$668	$668	$678	$679
Profit before income taxes	$173	$135	$160	$116
Profit	$122	$98	$114	$94

2011	First quarter	Second quarter	Third quarter	Fourth quarter
Total revenues	$640	$675	$668	$662
Profit before income taxes	$114	$151	$122	$111
Profit	$82	$107	$90	$95