Form 10-Q/A
period 2014-03-31
CATERPILLAR FINANCIAL SERVICES CORP
filed 2014-11-14
CIK 764764

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

EXPLANATORY NOTE

In preparing Caterpillar Financial Corporation’s (together with its subsidiaries, "Cat Financial," "the Company," "we" and "our") consolidated financial statements for the quarter ended September 30, 2014, we identified immaterial errors impacting our previously issued financial statements, which led to the discovery of deficiencies in our internal control over financial reporting. We evaluated these control deficiencies, together with previously identified control deficiencies and concluded that a material weakness relating to our Allowance for credit losses existed as of September 30, 2014. This caused us to reevaluate our previous conclusions on internal control over financial reporting as of December 31, 2013, and we have now concluded that the material weakness relating to our Allowance for credit losses existed as of December 31, 2013. As a result, we have restated our December 31, 2013 report on internal control over financial reporting. As a result of the material weakness and our restated report on internal control over financial reporting, we have also concluded that our disclosure controls and procedures were not effective as of March 31, 2014.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We identified the below material weakness in our internal control over financial reporting as of September 30, 2014 and also determined that this material weakness existed as of March 31, 2014.

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

Notwithstanding the material weakness described above, we have concluded that our consolidated financial statements included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, as previously filed with the Securities and Exchange Commission ("SEC"), are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented and that they may still be relied upon. The revisions to correct the identified immaterial errors are reflected in the revised consolidated financial statements included in this Form 10-Q/A for the quarter ended March 31, 2014.

In response to the material weakness relating to our Allowance for credit losses, the Company has developed and is executing a remediation plan with the oversight of our Chief Executive Officer and Chief Financial Officer as described below.

The following actions have been taken to strengthen our internal controls and organizational structure:

•
The Company has replaced a member of management responsible for ensuring compliance with Company policies and procedures related to identifying and evaluating loans for impairment at the subsidiary location where the control failure was identified.

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

This Form 10-Q/A amends our Form 10-Q for the quarter ended March 31, 2014 as originally filed with the SEC on May 2, 2014 (the "Original Filing") to correct immaterial errors as described in Note 1 to the consolidated financial statements. Revisions to the Original Filing have been made to the following items solely as a result of and to reflect these revisions:

•Item 1 - Financial Statements
•Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
•Item 4 - Controls and Procedures
•Item 6 - Exhibits

In accordance with applicable SEC rules, this Form 10-Q/A includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.

Except for this amendment, no other changes have been made to the Original Filing. This Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing date, or to modify or update those disclosures affected by subsequent events.

Future Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q will reflect the revisions for financial information included in this Amendment, as applicable.

UNAUDITED

PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In addition to the accompanying unaudited consolidated financial statements for Caterpillar Financial Services Corporation (together with its subsidiaries, "Cat Financial," "the Company," "we," "us" or "our"), we suggest that you read our amended 2013 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (SEC) on November 14, 2014. The Company files electronically with the SEC required reports on Form 8-K, Form 10-Q, Form 10-K and registration statements on Form S-3 and other forms or reports as required. The public may read and copy any materials the Company has filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxies and information statements and other information regarding issuers that file electronically with the SEC. Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished with the SEC are available free of charge through Caterpillar Inc.'s Internet site (www.caterpillar.com/secfilings) as soon as reasonably practicable after filing with the SEC. Copies may also be obtained free of charge by writing to: Legal Dept., Caterpillar Financial Services Corporation, 2120 West End Ave., Nashville, Tennessee 37203-0001. In addition, the public may obtain more detailed information about our parent company, Caterpillar Inc. (together with its subsidiaries, "Caterpillar" or "Cat") by visiting its Internet site (www.caterpillar.com). None of the information contained at any time on our Internet site, Caterpillar’s Internet site or the SEC’s Internet site is incorporated by reference into this document.

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF PROFIT
(Unaudited)
(Dollars in Millions)

	Three Months Ended March 31,
	2014	2013

Revenues:
Retail finance	$338	$347
Operating lease	259	220
Wholesale finance	73	77
Other, net	41	36
Total revenues	711	680

Expenses:
Interest	162	191
Depreciation on equipment leased to others	214	175
General, operating and administrative	101	103
Provision for credit losses	37	17
Other	8	5
Total expenses	522	491

Other income (expense)	(7)	(4)

Profit before income taxes	182	185

Provision for income taxes	48	42

Profit of consolidated companies	134	143

Less: Profit attributable to noncontrolling interests	3	3

Profit [1]	$131	$140

1 Profit attributable to Caterpillar Financial Services Corporation.

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Millions)

	Three Months Ended March 31,
	2014	2013

Profit of consolidated companies	$134	$143

Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (expense)/benefit of: 2014 $0; 2013 $(30)	4	(104)
Derivative financial instruments:
Gains (losses) deferred, net of tax (expense)/benefit of: 2014 $0; 2013 $0	(2)	—
(Gains) losses reclassified to earnings, net of tax (expense)/benefit of: 2014 $0; 2013 $0	1	1
Total Other comprehensive income (loss), net of tax	3	(103)

Comprehensive income (loss)	137	40

Less: Comprehensive income attributable to the noncontrolling interests	2	3

Comprehensive income (loss) attributable to Caterpillar Financial Services Corporation	$135	$37

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in Millions, except share data)

	March 31, 2014	December 31, 2013
Assets:
Cash and cash equivalents	$1,135	$1,320
Finance receivables
Retail notes receivable	11,143	10,858
Wholesale notes receivable	4,510	4,153
Finance leases and installment sale contracts - Retail	14,580	14,551
Finance leases and installment sale contracts - Wholesale	464	480
	30,697	30,042
Less: Unearned income	(939)	(976)
Less: Allowance for credit losses	(384)	(387)
Total net finance receivables	29,374	28,679

Notes receivable from Caterpillar	337	345
Equipment on operating leases,
less accumulated depreciation	3,464	3,544
Deferred and refundable income taxes	139	166
Other assets	1,093	1,060
Total assets	$35,542	$35,114

Liabilities and stockholder’s equity:
Payable to dealers and others	$118	$118
Payable to Caterpillar – other	60	80
Accrued expenses	212	251
Income taxes payable	78	52
Payable to Caterpillar - borrowings	1,122	1,118
Short-term borrowings	4,497	3,663
Current maturities of long-term debt	6,016	6,592
Long-term debt	18,822	18,737
Deferred income taxes and other liabilities	489	512
Total liabilities	31,414	31,123

Commitments and contingent liabilities (Notes 7 and 9)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid-in amount)	745	745
Additional paid-in capital	2	2
Retained earnings	3,135	3,004
Accumulated other comprehensive income/(loss)	121	117
Noncontrolling interests	125	123
Total stockholder’s equity	4,128	3,991

Total liabilities and stockholder’s equity	$35,542	$35,114

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Unaudited)
(Dollars in Millions)

Three Months Ended March 31, 2013	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Noncontrolling interests	Total
Balance at December 31, 2012	$745	$2	$2,691	$176	$106	$3,720
Profit of consolidated companies			140		3	143
Foreign currency translation, net of tax				(104)	—	(104)
Derivative financial instruments, net of tax				1		1
Balance at March 31, 2013	$745	$2	$2,831	$73	$109	$3,760

Three Months Ended March 31, 2014
Balance at December 31, 2013	$745	$2	$3,004	$117	$123	$3,991
Profit of consolidated companies			131		3	134
Foreign currency translation, net of tax				5	(1)	4
Derivative financial instruments, net of tax				(1)		(1)
Balance at March 31, 2014	$745	$2	$3,135	$121	$125	$4,128

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Profit of consolidated companies	$134	$143
Adjustments for non-cash items:
Depreciation and amortization	217	179
Amortization of receivables purchase discount	(58)	(58)
Provision for credit losses	37	17
Gain on sales of receivables	(1)	(1)
Other, net	(2)	1
Changes in assets and liabilities:
Receivables from others	(6)	(36)
Other receivables/payables with Caterpillar	(12)	7
Payable to dealers and others	(19)	(1)
Accrued interest payable	(32)	(29)
Accrued expenses and other liabilities, net	(45)	(51)
Income taxes payable	63	24
Net cash provided by operating activities	276	195

Cash flows from investing activities:
Capital expenditures for equipment on operating leases and other capital expenditures	(269)	(336)
Proceeds from disposals of equipment	160	154
Additions to finance receivables	(3,198)	(3,320)
Collections of finance receivables	2,873	2,939
Net changes in Caterpillar purchased receivables	(339)	(14)
Proceeds from sales of receivables	23	66
Net change in variable lending to Caterpillar	—	32
Collections on other notes receivable with Caterpillar	8	6
Restricted cash and cash equivalents activity, net	(34)	(20)
Other, net	3	2
Net cash provided by (used for) investing activities	(773)	(491)

Cash flows from financing activities:
Proceeds from debt issued (original maturities greater than three months)	2,146	2,665
Payments on debt issued (original maturities greater than three months)	(2,773)	(2,576)
Short-term borrowings, net (original maturities three months or less)	942	386
Net cash provided by (used for) financing activities	315	475

Effect of exchange rate changes on cash and cash equivalents	(3)	(3)

Increase/(decrease) in cash and cash equivalents	(185)	176
Cash and cash equivalents at beginning of year	1,320	2,080
Cash and cash equivalents at end of period	$1,135	$2,256

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

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q/A should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes thereto included in our amended annual report on Form 10-K/A for the year ended December 31, 2013 filed with the SEC on November 14, 2014.

The December 31, 2013 financial position data included herein was derived from the audited consolidated financial statements included in our amended annual report on Form 10-K/A for the year ended December 31, 2013 filed with the SEC on November 14, 2014, but does not include all disclosures required by U.S. GAAP.

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

Revision of prior period financial statements
In preparing our consolidated financial statements for the quarter ended September 30, 2014, we identified immaterial errors that impacted our previously issued consolidated financial statements for the interim periods ended March 31, 2014 and June 30, 2014 and the interim and annual periods ended December 31, 2013, 2012 and 2011. The prior period errors primarily relate to our Allowance for credit losses and our valuation of debt instruments in fair value hedges.  Specifically as relating to our Allowance for credit losses, at one of our international subsidiary locations, an internal audit review during the second quarter 2014 identified certain finance receivables not appropriately evaluated for impairment. As a result, management performed a subsidiary level analysis during the third quarter which discovered one additional international subsidiary that was providing incomplete credit loss reporting. Both errors impacted management’s evaluation of the adequacy of the Allowance for credit losses. With respect to the fair value hedges, when debt instruments in fair value hedge transactions matured in 2014, management controls identified carrying value adjustments associated with the matured debt remaining on the balance sheet.  Upon investigation, we learned that an incorrect discount rate was being used to value the hedged debt over the term of the hedge relationship.

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

The following tables present the effect of these revisions for the financial statement line items impacted in the affected periods included within this quarterly financial report.

UNAUDITED

Revised Consolidated Statements of Profit Amounts

(Millions of dollars)
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
Retail finance	$337	$1	$338	$347	$—	$347
Operating lease revenue	262	(3)	259	220	—	220
Total revenues	713	(2)	711	680	—	680
Depreciation on equipment leased to others	216	(2)	214	175	—	175
Provision for credit losses	33	4	37	16	1	17
Total expenses	520	2	522	490	1	491
Other income (expense)	(5)	(2)	(7)	(3)	(1)	(4)
Profit before income taxes	188	(6)	182	187	(2)	185
Provision for income taxes	49	(1)	48	43	(1)	42
Profit of consolidated companies	139	(5)	134	144	(1)	143
Profit	$136	$(5)	$131	$141	$(1)	$140

Revised Consolidated Statements of Comprehensive Income Amounts

(Millions of dollars)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
	Three Months Ended, March 31, 2014			Three Months Ended March 31, 2013
Profit of consolidated companies	$139	$(5)	$134	$144	$(1)	$143
Comprehensive income (loss)	142	(5)	137	41	(1)	40
Comprehensive income (loss) attributable to Caterpillar Financial Services Corporation	$140	$(5)	$135	$38	$(1)	$37

UNAUDITED

Revised Consolidated Statements of Financial Position Amounts

(Millions of dollars)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
	March 31, 2014			December 31, 2013
Retail notes receivable	$11,149	$(6)	$11,143	$10,863	$(5)	$10,858
Finance leases and installment sale contracts - Retail	14,616	(36)	14,580	14,582	(31)	14,551
Total finance receivables	30,739	(42)	30,697	30,078	(36)	30,042
Less: Allowance for credit losses	(373)	(11)	(384)	(378)	(9)	(387)
Total net finance receivables	29,427	(53)	29,374	28,724	(45)	28,679
Equipment on operating leases, less accumulated depreciation	3,464	—	3,464	3,530	14	3,544
Deferred and refundable income taxes	132	7	139	160	6	166
Other assets	1,093	—	1,093	1,059	1	1,060
Total assets	$35,588	$(46)	$35,542	$35,138	$(24)	$35,114
Payable to Caterpillar - other	$96	$(36)	$60	$96	$(16)	$80
Income taxes payable	77	1	78	52	—	52
Long-term debt	18,803	19	18,822	18,720	17	18,737
Deferred income taxes and other liabilities	494	(5)	489	517	(5)	512
Total liabilities	31,435	(21)	31,414	31,127	(4)	31,123
Retained earnings	3,160	(25)	3,135	3,024	(20)	3,004
Total stockholder's equity	4,153	(25)	4,128	4,011	(20)	3,991
Total liabilities and stockholder's equity	$35,588	$(46)	$35,542	$35,138	$(24)	$35,114

(Millions of dollars)	As Previously Reported	Adjustment	As Revised
	March 31, 2013
Retail notes receivable	$11,176	$(4)	$11,172
Finance leases and installment sale contracts - Retail	13,728	(28)	13,700
Total finance receivables	29,752	(32)	29,720
Less: Allowance for credit losses	(429)	(3)	(432)
Total net finance receivables	28,351	(35)	28,316
Equipment on operating leases, less accumulated depreciation	2,977	27	3,004
Other assets	1,072	1	1,073
Total assets	$35,087	$(7)	$35,080
Payable to Caterpillar - other	$77	$(12)	$65
Long-term debt	18,572	14	18,586
Deferred income taxes and other liabilities	549	(5)	544
Total liabilities	31,323	(3)	31,320
Retained earnings	2,835	(4)	2,831
Total stockholder's equity	3,764	(4)	3,760
Total liabilities and stockholder's equity	$35,087	$(7)	$35,080

UNAUDITED

Revised Consolidated Statements of Changes in Stockholder's Equity Amounts

(Millions of dollars)
	As Previously Reported	Adjustment	As Revised		As Previously Reported	Adjustment	As Revised
	March 31, 2014				March 31, 2013
Profit	$136	$(5)	$131	Profit	$141	$(1)	$140
Retained Earnings - Balance at March 31, 2014	$3,160	$(25)	$3,135	Retained Earnings - Balance at March 31, 2013	$2,835	$(4)	$2,831

Revised Consolidated Statements of Cash Flows Amounts

(Millions of dollars)
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
Profit of consolidated companies	$139	$(5)	$134	$144	$(1)	$143
Depreciation and amortization	219	(2)	217	179	—	179
Provision for credit losses	33	4	37	16	1	17
Other, net	(6)	4	(2)	—	1	1
Other receivables/payables with Caterpillar	8	(20)	(12)	8	(1)	7
Accrued expenses and other liabilities, net	(44)	(1)	(45)	(50)	(1)	(51)
Net cash provided by operating activities	296	(20)	276	196	(1)	195
Expenditures for equipment on operating leases and for non-leased equipment	(269)	—	(269)	(320)	(16)	(336)
Additions to finance receivables	(3,218)	20	(3,198)	(3,337)	17	(3,320)
Net cash provided by (used for) investing activities	$(793)	$20	$(773)	$(492)	$1	$(491)

The Notes to the Consolidated Financial Statements have been revised to reflect the above revisions for all periods presented.

UNAUDITED

2.	Accumulated Other Comprehensive Income/(Loss)

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

UNAUDITED

Individually impaired loans and finance leases for the Customer portfolio segment were as follows:

(Millions of dollars)
	As of March 31, 2014			As of December 31, 2013
Impaired Loans and Finance Leases With No Allowance Recorded	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Customer
North America	$24	$23	$—	$23	$22	$—
Europe	47	47	—	48	47	—
Asia/Pacific	5	5	—	7	7	—
Mining	133	133	—	134	134	—
Latin America	37	37	—	11	11	—
Caterpillar Power Finance	156	156	—	223	222	—
Total	$402	$401	$—	$446	$443	$—
Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$8	$8	$3	$13	$13	$4
Europe	17	16	6	20	19	7
Asia/Pacific	13	13	3	17	17	2
Mining	32	32	12	—	—	—
Latin America	38	38	11	33	33	9
Caterpillar Power Finance	55	54	18	110	106	51
Total	$163	$161	$53	$193	$188	$73
Total Impaired Loans and Finance Leases
Customer
North America	$32	$31	$3	$36	$35	$4
Europe	64	63	6	68	66	7
Asia/Pacific	18	18	3	24	24	2
Mining	165	165	12	134	134	—
Latin America	75	75	11	44	44	9
Caterpillar Power Finance	211	210	18	333	328	51
Total	$565	$562	$53	$639	$631	$73

UNAUDITED

(Millions of dollars)
	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
Impaired Loans and Finance Leases With No Allowance Recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Customer
North America	$25	$1	$28	$1
Europe	48	—	45	—
Asia/Pacific	6	—	4	—
Mining	134	2	—	—
Latin America	17	—	9	—
Caterpillar Power Finance	205	2	285	—
Total	$435	$5	$371	$1

Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$10	$—	$24	$—
Europe	19	—	34	—
Asia/Pacific	16	—	26	1
Mining	24	—	19	—
Latin America	34	—	59	1
Caterpillar Power Finance	82	1	128	—
Total	$185	$1	$290	$2

Total Impaired Loans and Finance Leases
Customer
North America	$35	$1	$52	$1
Europe	67	—	79	—
Asia/Pacific	22	—	30	1
Mining	158	2	19	—
Latin America	51	—	68	1
Caterpillar Power Finance	287	3	413	—
Total	$620	$6	$661	$3

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

UNAUDITED

The investment in customer loans and finance leases on non-accrual status was as follows:

(Millions of dollars)
	March 31, 2014	December 31, 2013
Customer
North America	$29	$26
Europe	31	28
Asia/Pacific	57	50
Mining	21	23
Latin America	203	210
Caterpillar Power Finance	82	119
Total	$423	$456

Aging related to loans and finance leases was as follows:

(Millions of dollars)
	March 31, 2014
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$38	$14	$30	$82	$6,632	$6,714	$5
Europe	31	19	35	85	2,786	2,871	9
Asia/Pacific	55	28	91	174	3,103	3,277	36
Mining	—	—	11	11	2,193	2,204	—
Latin America	85	39	181	305	2,554	2,859	4
Caterpillar Power Finance	27	19	102	148	2,960	3,108	24
Dealer
North America	—	—	—	—	3,057	3,057	—
Europe	—	—	—	—	533	533	—
Asia/Pacific	—	—	—	—	687	687	—
Mining	—	—	—	—	4	4	—
Latin America	—	—	—	—	931	931	—
Caterpillar Power Finance	—	—	—	—	—	—	—
Caterpillar Purchased Receivables
North America	7	4	2	13	1,731	1,744	1
Europe	2	—	—	2	537	539	—
Asia/Pacific	—	—	—	—	684	684	—
Mining	—	—	—	—	—	—	—
Latin America	—	—	—	—	535	535	—
Caterpillar Power Finance	—	—	—	—	11	11	—
Total	$245	$123	$452	$820	$28,938	$29,758	$79

UNAUDITED

(Millions of dollars)
	December 31, 2013
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$37	$12	$24	$73	$6,507	$6,580	$6
Europe	26	15	29	70	2,805	2,875	8
Asia/Pacific	55	46	59	160	3,158	3,318	11
Mining	3	—	12	15	2,128	2,143	—
Latin America	54	25	196	275	2,438	2,713	5
Caterpillar Power Finance	55	30	60	145	2,946	3,091	—
Dealer
North America	—	—	—	—	3,034	3,034	—
Europe	—	—	—	—	569	569	—
Asia/Pacific	—	—	—	—	706	706	—
Mining	—	—	—	—	5	5	—
Latin America	—	—	—	—	940	940	—
Caterpillar Power Finance	—	—	—	—	—	—	—
Caterpillar Purchased Receivables
North America	26	5	2	33	1,539	1,572	2
Europe	2	1	1	4	423	427	—
Asia/Pacific	—	—	—	—	468	468	—
Mining	—	—	—	—	—	—	—
Latin America	—	—	—	—	616	616	—
Caterpillar Power Finance	—	—	1	1	8	9	1
Total	$258	$134	$384	$776	$28,290	$29,066	$33

UNAUDITED

Allowance for credit losses
An analysis of the Allowance for credit losses was as follows:

(Millions of dollars)
	March 31, 2014
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$374	$10	$3	$387
Receivables written off	(53)	—	—	(53)
Recoveries on receivables previously written off	14	—	—	14
Provision for credit losses	35	—	1	36
Balance at end of period	$370	$10	$4	$384

Individually evaluated for impairment	$53	$—	$—	$53
Collectively evaluated for impairment	317	10	4	331
Ending Balance	$370	$10	$4	$384

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$565	$—	$—	$565
Collectively evaluated for impairment	20,468	5,212	3,513	29,193
Ending Balance	$21,033	$5,212	$3,513	$29,758

(Millions of dollars)
	December 31, 2013
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$417	$9	$3	$429
Receivables written off	(180)	—	—	(180)
Recoveries on receivables previously written off	56	—	—	56
Provision for credit losses	90	1	—	91
Adjustment due to sale of receivables	(3)	—	—	(3)
Foreign currency translation adjustment	(6)	—	—	(6)
Balance at end of year	$374	$10	$3	$387

Individually evaluated for impairment	$73	$—	$—	$73
Collectively evaluated for impairment	301	10	3	314
Ending Balance	$374	$10	$3	$387

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$639	$—	$—	$639
Collectively evaluated for impairment	20,081	5,254	3,092	28,427
Ending Balance	$20,720	$5,254	$3,092	$29,066

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

The recorded investment in performing and non-performing finance receivables was as follows:

(Millions of dollars)
	March 31, 2014
	Customer	Dealer	Caterpillar Purchased Receivables	Total
Performing
North America	$6,685	$3,057	$1,744	$11,486
Europe	2,840	533	539	3,912
Asia/Pacific	3,220	687	684	4,591
Mining	2,183	4	—	2,187
Latin America	2,656	931	535	4,122
Caterpillar Power Finance	3,026	—	11	3,037
Total Performing	$20,610	$5,212	$3,513	$29,335
Non-Performing
North America	$29	$—	$—	$29
Europe	31	—	—	31
Asia/Pacific	57	—	—	57
Mining	21	—	—	21
Latin America	203	—	—	203
Caterpillar Power Finance	82	—	—	82
Total Non-Performing	$423	$—	$—	$423
Total Performing and Non-Performing
North America	$6,714	$3,057	$1,744	$11,515
Europe	2,871	533	539	3,943
Asia/Pacific	3,277	687	684	4,648
Mining	2,204	4	—	2,208
Latin America	2,859	931	535	4,325
Caterpillar Power Finance	3,108	—	11	3,119
Total	$21,033	$5,212	$3,513	$29,758

UNAUDITED

(Millions of dollars)
	December 31, 2013
	Customer	Dealer	Caterpillar Purchased Receivables	Total
Performing
North America	$6,554	$3,034	$1,572	$11,160
Europe	2,847	569	427	3,843
Asia/Pacific	3,268	706	468	4,442
Mining	2,120	5	—	2,125
Latin America	2,503	940	616	4,059
Caterpillar Power Finance	2,972	—	9	2,981
Total Performing	$20,264	$5,254	$3,092	$28,610
Non-Performing
North America	$26	$—	$—	$26
Europe	28	—	—	28
Asia/Pacific	50	—	—	50
Mining	23	—	—	23
Latin America	210	—	—	210
Caterpillar Power Finance	119	—	—	119
Total Non-Performing	$456	$—	$—	$456
Total Performing and Non-Performing
North America	$6,580	$3,034	$1,572	$11,186
Europe	2,875	569	427	3,871
Asia/Pacific	3,318	706	468	4,492
Mining	2,143	5	—	2,148
Latin America	2,713	940	616	4,269
Caterpillar Power Finance	3,091	—	9	3,100
Total	$20,720	$5,254	$3,092	$29,066

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

UNAUDITED

Loans and finance lease receivables in the Customer portfolio segment modified as TDRs were as follows:

(Dollars in millions)	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment
Customer
North America	3	$2	$2	10	$2	$2
Europe	3	5	5	—	—	—
Mining	1	11	10	—	—	—
Latin America	10	30	29	—	—	—
Caterpillar Power Finance(1)	1	1	1	4	36	37
Total(2)	18	$49	$47	14	$38	$39

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

UNAUDITED

The effect of derivatives designated as hedging instruments on the Consolidated Statements of Profit was as follows:

Fair Value Hedges
(Millions of dollars)
		Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts	Other income (expense)	$(13)	$13	$(29)	$28

Cash Flow Hedges
(Millions of dollars)
Three Months Ended March 31, 2014
	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(1)	$—
Interest rate contracts	Other income (expense)	—	—
		$(1)	$—

Three Months Ended March 31, 2013
	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(1)	$—
Interest rate contracts	Other income (expense)	—	—
		$(1)	$—

The effect of derivatives not designated as hedging instruments on the Consolidated Statements of Profit was as follows:

Undesignated Derivatives
(Millions of dollars)		Three Months Ended March 31,
	Classification	2014	2013
Foreign exchange contracts	Other income (expense)	$(1)	$(11)
Cross currency contracts	Other income (expense)	(4)	(4)
		$(5)	$(15)

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

UNAUDITED

Supplemental segment data and reconciliations to consolidated external reporting for the three months ended March 31 was as follows:

(Millions of dollars) 2014	Revenues	Segment Profit	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Segment Assets at March 31, 2014	Capital expenditures
North America	$247	$77	$60	$80	$3	$12,459	$130
Europe and CPF	130	41	24	26	9	8,160	31
Asia/Pacific	92	38	28	6	7	5,246	10
Latin America	105	26	32	27	4	5,004	35
Mining	123	10	18	75	13	3,553	63
Total Segments	697	192	162	214	36	34,422	269
Unallocated	21	(13)	12	—	—	1,514	—
Timing	(7)	(2)	—	—	1	20	—
Methodology	—	5	(12)	—	—	(190)	—
Inter-segment Eliminations	—	—	—	—	—	(224)	—
Total	$711	$182	$162	$214	$37	$35,542	$269

2013	Revenues	Segment Profit	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Segment Assets at December 31, 2013	Capital expenditures
North America	$225	$65	$65	$70	$(1)	$12,160	$108
Europe and CPF	122	37	28	19	9	8,068	31
Asia/Pacific	106	46	35	7	2	5,251	11
Latin America	106	27	36	20	9	4,947	64
Mining	110	14	20	58	11	3,441	121
Total Segments	669	189	184	174	30	33,867	335
Unallocated	17	(16)	15	1	(1)	1,595	1
Timing	(6)	9	—	—	(12)	68	—
Methodology	—	3	(8)	—	—	(189)	—
Inter-segment Eliminations	—	—	—	—	—	(227)	—
Total	$680	$185	$191	$175	$17	$35,114	$336

7.	Guarantees

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

Impaired loans
In addition to the amounts above, our impaired loans are subject to measurement at fair value on a nonrecurring basis. A loan is considered impaired when management determines that collection of contractual amounts due is not probable. In these cases, an Allowance for credit losses may be established based primarily on the fair value of associated collateral. As the collateral's fair value is based on observable market prices and/or current appraised values, the impaired loans are classified as Level 2 measurements. We had impaired loans carried at the fair value of the underlying collateral value of $82 million and $88 million as of March 31, 2014 and December 31, 2013, respectively.

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
Short-term borrowings – carrying amount approximated fair value.
Long-term debt – fair value for fixed and floating-rate debt was estimated based on quoted market prices.

Please refer to the table below for the fair values of our financial instruments.

(Millions of dollars)	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Cash and cash equivalents	$1,135	$1,135	$1,320	$1,320	1
Foreign currency contracts:
In a receivable position	$4	$4	$7	$7	2	Note 5
In a payable position	$(6)	$(6)	$(4)	$(4)	2	Note 5
Cross currency contracts
In a receivable position	$7	$7	$9	$9	2	Note 5
Finance receivables, net (excluding finance leases(1))	$21,319	$20,971	$20,657	$20,459	2	Note 4
Restricted cash and cash equivalents(2)	$51	$51	$17	$17	1
Short-term borrowings	$(4,497)	$(4,497)	$(3,663)	$(3,663)	1
Long-term debt	$(24,838)	$(25,399)	$(25,329)	$(25,849)	2
Interest rate swaps:
In a net receivable position	$108	$108	$122	$122	2	Note 5
In a net payable position	$(6)	$(6)	$(6)	$(6)	2	Note 5
Guarantees	$(1)	$(1)	$(1)	$(1)	3	Note 7

(1)As of March 31, 2014 and December 31, 2013, represents finance leases with a net carrying value of $8.06 billion and $8.02 billion, respectively.
(2) Included in Other assets in the Consolidated Statements of Financial Position.

9.	Contingencies

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

UNAUDITED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below amends Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Form 10-Q for the quarter ended March 31, 2014, as originally filed with the SEC on May 2, 2014 and reflects revisions to the financial statements for the correction of immaterial errors as described in Note 1 to the consolidated financial statements.

OVERVIEW:  FIRST QUARTER 2014 VS. FIRST QUARTER 2013

We reported first-quarter 2014 revenues of $711 million, an increase of $31 million, or 5 percent, compared with the first quarter of 2013. First-quarter 2014 profit after tax was $131 million, a $9 million, or 6 percent, decrease from the first quarter of 2013.

•	The increase in revenues was due to a $23 million favorable impact from higher average earning assets and an $8 million favorable impact from returned or repossessed equipment.

•
Profit before income taxes was $182 million for the first quarter of 2014, compared with $185 million for the first quarter of 2013. The decrease was primarily due to a $20 million increase in provision for credit losses, mostly offset by a $10 million favorable impact from higher average earning assets and an $8 million favorable impact from returned or repossessed equipment.

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

•
At the end of the first quarter of 2014, past dues were 2.56 percent, compared with 2.47 percent at the end of 2013. The increase in past dues compared to year-end 2013 was primarily due to seasonality impacts. At the end of the first quarter of 2013, past dues were 2.58 percent. Write-offs, net of recoveries, were $39 million for the first quarter of 2014, compared with $10 million for the first quarter of 2013. The increase was primarily related to higher write-offs in the Latin American marine portfolio that were previously provided for in the allowance for credit losses.

•
As of March 31, 2014, our allowance for credit losses totaled $384 million or 1.29 percent of net finance receivables, compared with $387 million or 1.33 percent of net finance receivables at year-end 2013. The allowance for credit losses as of March 31, 2013, was $432 million or 1.50 percent of net finance receivables.

UNAUDITED

REVIEW OF CONSOLIDATED STATEMENTS OF PROFIT
THREE MONTHS ENDED MARCH 31, 2014 VS. THREE MONTHS ENDED MARCH 31, 2013

REVENUES
Retail and wholesale revenue for the first quarter of 2014 was $411 million, a decrease of $13 million from the same period in 2013. The decrease was due to a $21 million unfavorable impact from lower interest rates on new and existing retail and wholesale receivables, partially offset by an $8 million favorable impact from higher average earning assets. The annualized average yield was 5.63 percent for the first quarter of 2014, compared with 5.92 percent for the first quarter of 2013.

Operating lease revenue for the first quarter of 2014 was $259 million, an increase of $39 million from the same period in 2013. The increase was due to a $38 million favorable impact from higher average earning assets and a $1 million favorable impact from higher average financing rates on operating leases.

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

Depreciation expense on equipment leased to others was $214 million, up $39 million from the first quarter of 2013 due to an increase in the average operating lease portfolio.

General, operating and administrative expenses were $101 million for the first quarter of 2014, compared with $103 million for the same period in 2013.

Provision for credit losses was $37 million for the first quarter of 2014 compared with $17 million for the same period in 2013. The increase was primarily due to an increase in provision expense for finance receivables (the result of an increase in write-offs, net of recoveries, and growth in the portfolio, partially offset by a decrease in the allowance rate).

At the end of the first quarter of 2014, past dues were 2.56 percent, compared with 2.47 percent at the end of 2013. The increase in past dues compared to year-end 2013 was primarily due to seasonality impacts. At the end of the first quarter of 2013, past dues were 2.58 percent. Write-offs, net of recoveries, were $39 million for the first quarter of 2014, compared with $10 million for the first quarter of 2013. The increase was primarily related to higher write-offs in the Latin American marine portfolio that were previously provided for in the allowance for credit losses. Total non-performing finance receivables, which represent finance receivables currently over 120 days past due and/or on non-accrual status or in bankruptcy, were $423 million and $456 million at March 31, 2014 and December 31, 2013, respectively. Total non-performing finance receivables as a percentage of total finance receivables were 1.42 percent and 1.57 percent at March 31, 2014 and December 31, 2013, respectively.

UNAUDITED

Our Allowance for credit losses as of March 31, 2014 was $384 million or 1.29 percent of net finance receivables compared with $387 million or 1.33 percent as of December 31, 2013. The lower allowance rate is primarily due to write-offs taken in the first quarter of 2014, partially offset by an allowance increase tied to adverse political and economic developments in a global region that we currently serve. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and current economic conditions. We believe our allowance is sufficient to provide for losses on our existing finance receivable portfolio.

Other expenses were $8 million for the first quarter of 2014, up $3 million from the same period in 2013.

Other income (expense) items were as follows:

(Millions of dollars)	Three Months Ended March 31,
	2014	2013
Net loss from interest rate derivatives	$(2)	$(2)
Net currency exchange loss, including forward points	(5)	(2)
Total Other income (expense)	$(7)	$(4)

The Provision for income taxes was $48 million in the first quarter of 2014, compared with $42 million for the first quarter of 2013. The Provision for income taxes reflects an estimated annual tax rate of 26 percent in the first quarter of 2014 compared with 27 percent in the first quarter of 2013. The decrease in rate is primarily due to changes in the geographic mix of pre-tax profits. The first-quarter 2013 estimated annual tax rate of 27 percent excludes a benefit of $7 million, reflecting the impact of the American Taxpayer Relief Act.

PROFIT
As a result of the performance discussed above, profit after tax was $131 million for the first quarter of 2014, a decrease of $9 million, or 6 percent, from the first quarter of 2013.

REVIEW OF CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

ASSETS
Total assets were $35.54 billion as of March 31, 2014, an increase of $428 million, or 1 percent, from December 31, 2013, primarily due to an increase in net finance receivables, partially offset by a decrease in our cash position.

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

Total borrowings outstanding as of March 31, 2014 were $30.46 billion, an increase of $347 million over December 31, 2013, primarily due to increasing portfolio balances. Outstanding borrowings were as follows:

(Millions of dollars)	March 31, 2014	December 31, 2013
Medium-term notes, net of unamortized discount	$23,272	$23,846
Commercial paper, net of unamortized discount	3,289	2,502
Bank borrowings – long-term	1,566	1,483
Bank borrowings – short-term	556	545
Variable denomination floating rate demand notes	652	616
Notes payable to Caterpillar	1,122	1,118
Total outstanding borrowings	$30,457	$30,110

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

(Millions of dollars)
2014	$3,865
2015	6,042
2016	4,773
2017	3,718
2018	2,278
Thereafter	2,596
Total	$23,272

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

At March 31, 2014, our covenant interest coverage ratio was 1.97 to 1.  This is above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at March 31, 2014, our covenant leverage ratio was 7.97 to 1.  This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

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

CASH FLOWS
Operating cash flow was $276 million in the first quarter of 2014, compared with $195 million for the same period a year ago. Net cash used for investing activities was $773 million for the first quarter of 2014, compared with $491 million for the same period in 2013. The change was primarily due to more net cash used for finance receivables due to increased growth in the portfolio. Net cash provided by financing activities was $315 million for the first quarter of 2014, compared with $475 million for the same period in 2013. The change was primarily due to lower net debt issuances and the use of existing cash to fund our investing activities.

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

While management believes it has exercised prudent judgment and applied reasonable assumptions, there can be no assurance that in the future, changes in economic conditions or other factors would not cause changes in the financial health of our customers.  If the financial health of our customers deteriorates, the timing and level of payments received could be impacted and therefore, could result in a change to our estimated losses. Please see Item 4 for discussion of a material weakness in our internal control over financial reporting relating to the Allowance for credit losses and our related remediation plan.

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

UNAUDITED

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this amended Quarterly Report on Form 10-Q/A may be considered "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements may relate to future events or our future financial performance, which may involve known and unknown risks and uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by any forward-looking statements. From time to time, we may also provide forward-looking statements in oral presentations to the public or in other materials we issue to the public. Forward-looking statements give current expectations or forecasts of future events about the company. You may identify these statements by the fact that they do not relate to historical or current facts and may use words such as "believes," "expects," "estimates," "anticipates," "will," "should," "plan," "project," "intend," "could" and similar words or phrases. These statements are only predictions. Actual events or results may differ materially due to factors that affect international businesses, including changes in economic conditions and disruptions in the global financial and credit markets and changes in laws and regulations (including regulations implemented under the Dodd-Frank Wall Street Reform and Consumer Protection Act) and political stability, as well as factors specific to Cat Financial and the markets we serve, including the market’s acceptance of our products and services, the creditworthiness of our customers, interest rate and currency rate fluctuations and estimated residual values of leased equipment. These risk factors may not be exhaustive. We operate in a continually changing business environment and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. Moreover, we do not assume responsibility for the accuracy and completeness of those statements. Forward-looking statements are qualified in their entirety by reference to the factors discussed under the captions "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K/A filed with the SEC on November 14, 2014, and in this Form 10-Q/A filing. We do not undertake to update our forward-looking statements.

UNAUDITED

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
In connection with the filing of our Form 10-Q on May 2, 2014, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2014.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2014.

Subsequent to the evaluation made in connection with the filing of our Form 10-Q on May 2, 2014, our CEO and CFO concluded that disclosure controls and procedures were not effective as of March 31, 2014 due to the material weakness in our internal control over financial reporting relating to our Allowance for credit losses discussed below. Notwithstanding the material weakness, management has concluded that our consolidated financial statements for the periods covered by and included in this Form 10-Q/A are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America.

Description of material weakness
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the below material weakness in our internal control over financial reporting as of September 30, 2014. Management also determined that this material weakness existed as of March 31, 2014.

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

The material weakness described above resulted in immaterial adjustments to our Allowance for credit losses, deferred tax accounts, Provision for credit losses, and income tax expense, as well as related financial statement disclosures and revisions to our consolidated financial statements and disclosures for the quarter ended March 31, 2014. Accordingly, the material weakness did not result in a material misstatement of our consolidated financial statements and disclosures for the quarter ended March 31, 2014. Additionally, this material weakness could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following actions have been taken to strengthen our internal controls and organizational structure:

•
The Company has replaced a member of management responsible for ensuring compliance with Company policies and procedures related to identifying and evaluating loans for impairment at the subsidiary location where the control failure was identified.

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

UNAUDITED

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

ITEM 1A.  RISK FACTORS

For a discussion of risks and uncertainties that may affect our business, please see Part I. Item 1A. Risk Factors in our amended annual report on Form 10-K/A filed with the SEC on November 14, 2014 for the year ended December 31, 2013. There has been no material change in this information for the current quarter.

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

Caterpillar Financial Services Corporation
(Registrant)
Date:	November 14, 2014	By:	/s/ Jeffry D. Everett
Jeffry D. Everett, Controller

Date:	November 14, 2014	By:	/s/ Kent M. Adams
Kent M. Adams, President, Director and Chief Executive Officer

UNAUDITED

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

12	Computation of Ratio of Profit to Fixed Charges
31.1	Certification of Kent M. Adams, President, Director and Chief Executive Officer of Caterpillar Financial Services Corporation, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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