Form 10-Q/A
period 2014-06-30
CATERPILLAR FINANCIAL SERVICES CORP
filed 2014-11-14
CIK 764764

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

EXPLANATORY NOTE

In preparing Caterpillar Financial Corporation’s (together with its subsidiaries, "Cat Financial," "the Company," "we" and "our") consolidated financial statements for the quarter ended September 30, 2014, we identified immaterial errors impacting our previously issued financial statements, which led to the discovery of deficiencies in our internal control over financial reporting. We evaluated these control deficiencies, together with previously identified control deficiencies and concluded that a material weakness relating to our Allowance for credit losses existed as of September 30, 2014. This caused us to reevaluate our previous conclusions on internal control over financial reporting as of December 31, 2013, and we have now concluded that the material weakness relating to our Allowance for credit losses existed as of December 31, 2013. As a result, we have restated our December 31, 2013 report on internal control over financial reporting. As a result of the material weakness and our restated report on internal control over financial reporting, we have also concluded that our disclosure controls and procedures were not effective as of June 30, 2014.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We identified the below material weakness in our internal control over financial reporting as of September 30, 2014 and also determined that this material weakness existed as of June 30, 2014.

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

The material weakness described above resulted in immaterial errors impacting our previously issued financial statements for the interim periods ended June 30, 2014 and March 31, 2014 and the interim and annual periods ended December 31, 2013, 2012 and 2011. The net impact on Profit of these errors relating to Allowance for credit losses, together with other immaterial errors, was an overstatement/(understatement) of Profit of ($2 million) and $5 million for the three months ended June 30, 2014 and March 31, 2014, respectively, and $17 million, $4 million, and $4 million for the years ended December 31, 2013, 2012, and 2011, respectively. We evaluated these errors and concluded that they did not, individually or in the aggregate, result in a material misstatement of our previously issued consolidated financial statements.

Notwithstanding the material weakness described above, we have concluded that our consolidated financial statements included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, as previously filed with the Securities and Exchange Commission ("SEC"), are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented and that they may still be relied upon. The revisions to correct the identified immaterial errors are reflected in the revised consolidated financial statements included in this Form 10-Q/A for the quarter ended June 30, 2014.

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

This Form 10-Q/A amends our Form 10-Q for the quarter ended June 30, 2014 as originally filed with the SEC on August 1, 2014 (the "Original Filing") to correct immaterial errors as described in Note 1 to the consolidated financial statements. Revisions to the Original Filing have been made to the following items solely as a result of and to reflect these revisions:

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

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF PROFIT
(Unaudited)
(Dollars in Millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues:
Retail finance	$345	$352	$683	$699
Operating lease	259	230	518	450
Wholesale finance	83	80	156	157
Other, net	41	33	82	69
Total revenues	728	695	1,439	1,375

Expenses:
Interest	155	187	317	378
Depreciation on equipment leased to others	213	184	427	359
General, operating and administrative	112	108	213	211
Provision for credit losses	31	34	68	51
Other	7	5	15	10
Total expenses	518	518	1,040	1,009

Other income (expense)	(2)	(36)	(9)	(40)

Profit before income taxes	208	141	390	326

Provision for income taxes	58	40	106	82

Profit of consolidated companies	150	101	284	244

Less: Profit attributable to noncontrolling interests	2	3	5	6

Profit [1]	$148	$98	$279	$238

1 Profit attributable to Caterpillar Financial Services Corporation.

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Profit of consolidated companies	$150	$101	$284	$244

Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (expense)/benefit of: 2014 $(9) three months, $(9) six months; 2013 $21 three months, $(9) six months	32	(61)	36	(165)
Derivative financial instruments:
Gains (losses) deferred, net of tax (expense)/benefit of: 2014 $1 three months, $1 six months; 2013 $(1) three months, $(1) six months	(2)	2	(4)	2
(Gains) losses reclassified to earnings, net of tax (expense)/benefit of: 2014 $0 three months, $0 six months; 2013 $(1) three months, $(1) six months	1	1	2	2
Total Other comprehensive income (loss), net of tax	31	(58)	34	(161)

Comprehensive income (loss)	181	43	318	83

Less: Comprehensive income attributable to the noncontrolling interests	2	5	4	8

Comprehensive income (loss) attributable to Caterpillar Financial Services Corporation	$179	$38	$314	$75

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in Millions, except share data)

	June 30, 2014	December 31, 2013
Assets:
Cash and cash equivalents	$1,192	$1,320
Finance receivables
Retail notes receivable	11,310	10,858
Wholesale notes receivable	4,556	4,153
Finance leases and installment sale contracts - Retail	15,096	14,551
Finance leases and installment sale contracts - Wholesale	451	480
	31,413	30,042
Less: Unearned income	(955)	(976)
Less: Allowance for credit losses	(395)	(387)
Total net finance receivables	30,063	28,679

Notes receivable from Caterpillar	329	345
Equipment on operating leases,
less accumulated depreciation	3,628	3,544
Deferred and refundable income taxes	136	166
Other assets	1,116	1,060
Total assets	$36,464	$35,114

Liabilities and stockholder’s equity:
Payable to dealers and others	$124	$118
Payable to Caterpillar – other	53	80
Accrued expenses	189	251
Income taxes payable	146	52
Payable to Caterpillar - borrowings	1,124	1,118
Short-term borrowings	5,534	3,663
Current maturities of long-term debt	6,873	6,592
Long-term debt	17,833	18,737
Deferred income taxes and other liabilities	479	512
Total liabilities	32,355	31,123

Commitments and contingent liabilities (Notes 7 and 9)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid-in amount)	745	745
Additional paid-in capital	2	2
Retained earnings	3,083	3,004
Accumulated other comprehensive income/(loss)	152	117
Noncontrolling interests	127	123
Total stockholder’s equity	4,109	3,991

Total liabilities and stockholder’s equity	$36,464	$35,114

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Unaudited)
(Dollars in Millions)

Six Months Ended June 30, 2013	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Noncontrolling interests	Total
Balance at December 31, 2012	$745	$2	$2,691	$176	$106	$3,720
Profit of consolidated companies			238		6	244
Dividend paid to Caterpillar			(100)			(100)
Foreign currency translation, net of tax				(167)	2	(165)
Derivative financial instruments, net of tax				4		4
Balance at June 30, 2013	$745	$2	$2,829	$13	$114	$3,703

Six Months Ended June 30, 2014
Balance at December 31, 2013	$745	$2	$3,004	$117	$123	$3,991
Profit of consolidated companies			279		5	284
Dividend paid to Caterpillar			(200)			(200)
Foreign currency translation, net of tax				37	(1)	36
Derivative financial instruments, net of tax				(2)		(2)
Balance at June 30, 2014	$745	$2	$3,083	$152	$127	$4,109

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Profit of consolidated companies	$284	$244
Adjustments for non-cash items:
Depreciation and amortization	434	369
Amortization of receivables purchase discount	(123)	(120)
Provision for credit losses	68	51
Gain on sales of receivables	(4)	(1)
Other, net	12	48
Changes in assets and liabilities:
Receivables from others	(1)	(19)
Other receivables/payables with Caterpillar	(22)	(15)
Payable to dealers and others	(42)	(26)
Accrued interest payable	(66)	(25)
Accrued expenses and other liabilities, net	(14)	(51)
Income taxes payable	130	(7)
Payments on interest rate swaps	(1)	(2)
Net cash provided by operating activities	655	446

Cash flows from investing activities:
Capital expenditures for equipment on operating leases and other capital expenditures	(779)	(787)
Proceeds from disposals of equipment	386	312
Additions to finance receivables	(7,223)	(6,896)
Collections of finance receivables	5,995	5,969
Net changes in Caterpillar purchased receivables	(109)	(63)
Proceeds from sales of receivables	107	90
Net change in variable lending to Caterpillar	—	32
Additions to other notes receivable with Caterpillar	—	(22)
Collections on other notes receivable with Caterpillar	16	13
Restricted cash and cash equivalents activity, net	(44)	(23)
Other, net	(9)	(7)
Net cash provided by (used for) investing activities	(1,660)	(1,382)

Cash flows from financing activities:
Proceeds from debt issued (original maturities greater than three months)	4,961	5,067
Payments on debt issued (original maturities greater than three months)	(5,574)	(5,300)
Short-term borrowings, net (original maturities three months or less)	1,740	1,216
Dividend paid to Caterpillar	(200)	(100)
Net cash provided by (used for) financing activities	927	883

Effect of exchange rate changes on cash and cash equivalents	(50)	(23)

Increase/(decrease) in cash and cash equivalents	(128)	(76)
Cash and cash equivalents at beginning of year	1,320	2,080
Cash and cash equivalents at end of period	$1,192	$2,004

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

UNAUDITED

Revised Consolidated Statements of Profit Amounts

(Millions of dollars)
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
Retail finance	$345	$—	$345	$682	$1	$683
Operating lease revenue	259	—	259	521	(3)	518
Total revenues	728	—	728	1,441	(2)	1,439
Depreciation on equipment leased to others	213	—	213	429	(2)	427
Provision for credit losses	35	(4)	31	68	—	68
Total expenses	522	(4)	518	1,042	(2)	1,040
Other income (expense)	—	(2)	(2)	(5)	(4)	(9)
Profit before income taxes	206	2	208	394	(4)	390
Provision for income taxes	58	—	58	107	(1)	106
Profit of consolidated companies	148	2	150	287	(3)	284
Profit	$146	$2	$148	$282	$(3)	$279

(Millions of dollars)
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
Operating lease revenue	$229	$1	$230	$449	$1	$450
Total revenues	694	1	695	1,374	1	1,375
Depreciation on equipment leased to others	183	1	184	358	1	359
Provision for credit losses	31	3	34	47	4	51
Total expenses	514	4	518	1,004	5	1,009
Other income (expense)	(22)	(14)	(36)	(25)	(15)	(40)
Profit before income taxes	158	(17)	141	345	(19)	326
Provision for income taxes	44	(4)	40	87	(5)	82
Profit of consolidated companies	114	(13)	101	258	(14)	244
Profit	$111	$(13)	$98	$252	$(14)	$238

Revised Consolidated Statements of Comprehensive Income Amounts

(Millions of dollars)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
Profit of consolidated companies	$148	$2	$150	$287	$(3)	$284
Comprehensive income (loss)	179	2	181	321	(3)	318
Comprehensive income (loss) attributable to Caterpillar Financial Services Corporation	$177	$2	$179	$317	$(3)	$314

UNAUDITED

(Millions of dollars)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
Profit of consolidated companies	$114	$(13)	$101	$258	$(14)	$244
Comprehensive income (loss)	56	(13)	43	97	(14)	83
Comprehensive income (loss) attributable to Caterpillar Financial Services Corporation	$51	$(13)	$38	$89	$(14)	$75

Revised Consolidated Statements of Financial Position Amounts

(Millions of dollars)
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
	June 30, 2014			December 31, 2013
Retail notes receivable	$11,316	$(6)	$11,310	$10,863	$(5)	$10,858
Finance leases and installment sale contracts - Retail	15,112	(16)	15,096	14,582	(31)	14,551
Total finance receivables	31,435	(22)	31,413	30,078	(36)	30,042
Less: Allowance for credit losses	(387)	(8)	(395)	(378)	(9)	(387)
Total net finance receivables	30,093	(30)	30,063	28,724	(45)	28,679
Equipment on operating leases, less accumulated depreciation	3,628	—	3,628	3,530	14	3,544
Deferred and refundable income taxes	129	7	136	160	6	166
Other assets	1,116	—	1,116	1,059	1	1,060
Total assets	$36,487	$(23)	$36,464	$35,138	$(24)	$35,114
Payable to Caterpillar - other	$69	$(16)	$53	$96	$(16)	$80
Income taxes payable	145	1	146	52	—	52
Long-term debt	17,812	21	17,833	18,720	17	18,737
Deferred income taxes and other liabilities	485	(6)	479	517	(5)	512
Total liabilities	32,355	—	32,355	31,127	(4)	31,123
Retained earnings	3,106	(23)	3,083	3,024	(20)	3,004
Total stockholder's equity	4,132	(23)	4,109	4,011	(20)	3,991
Total liabilities and stockholder's equity	$36,487	$(23)	$36,464	$35,138	$(24)	$35,114

UNAUDITED

(Millions of dollars)
	As Previously Reported	Adjustment	As Revised
	June 30, 2013
Retail notes receivable	$10,856	$(4)	$10,852
Finance leases and installment sale contracts - Retail	14,075	(33)	14,042
Total finance receivables	29,846	(37)	29,809
Less: Allowance for credit losses	(422)	(6)	(428)
Total net finance receivables	28,457	(43)	28,414
Equipment on operating leases, less accumulated depreciation	3,075	15	3,090
Deferred and refundable income taxes	112	4	116
Other assets	1,054	1	1,055
Total assets	$35,039	$(23)	$35,016
Payable to Caterpillar - other	$66	$(17)	$49
Long-term debt	17,731	16	17,747
Deferred income taxes and other liabilities	525	(5)	520
Total liabilities	31,319	(6)	31,313
Retained earnings	2,846	(17)	2,829
Total stockholder's equity	3,720	(17)	3,703
Total liabilities and stockholder's equity	$35,039	$(23)	$35,016

Revised Consolidated Statements of Changes in Stockholder's Equity Amounts

(Millions of dollars)
	As Previously Reported	Adjustment	As Revised		As Previously Reported	Adjustment	As Revised
	June 30, 2014				June 30, 2013
Profit	$282	$(3)	$279	Profit	$252	$(14)	$238
Retained Earnings - Balance at June 30, 2014	$3,106	$(23)	$3,083	Retained Earnings - Balance at June 30, 2013	$2,846	$(17)	$2,829

UNAUDITED

Revised Consolidated Statements of Cash Flows Amounts

(Millions of dollars)
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
Profit of consolidated companies	$287	$(3)	$284	$258	$(14)	$244
Depreciation and amortization	436	(2)	434	368	1	369
Provision for credit losses	68	—	68	47	4	51
Other, net	6	6	12	33	15	48
Receivables from others	(1)	—	(1)	(18)	(1)	(19)
Other receivables/payables with Caterpillar	(22)	—	(22)	(10)	(5)	(15)
Accrued expenses and other liabilities, net	(13)	(1)	(14)	(46)	(5)	(51)
Net cash provided by operating activities	655	—	655	451	(5)	446
Expenditures for equipment on operating leases and for non-leased equipment	(779)	—	(779)	(771)	(16)	(787)
Additions to finance receivables	(7,223)	—	(7,223)	(6,917)	21	(6,896)
Net cash provided by (used for) investing activities	$(1,660)	$—	$(1,660)	$(1,387)	$5	$(1,382)

The Notes to the Consolidated Financial Statements have been revised to reflect the above revisions for all periods presented.

UNAUDITED

2.	Accumulated Other Comprehensive Income/(Loss)

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

UNAUDITED

Individually impaired loans and finance leases for the Customer portfolio segment were as follows:

(Millions of dollars)
	As of June 30, 2014			As of December 31, 2013
Impaired Loans and Finance Leases With No Allowance Recorded	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Customer
North America	$20	$20	$—	$23	$22	$—
Europe	46	46	—	48	47	—
Asia/Pacific	1	1	—	7	7	—
Mining	42	42	—	134	134	—
Latin America	38	38	—	11	11	—
Caterpillar Power Finance	150	149	—	223	222	—
Total	$297	$296	$—	$446	$443	$—
Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$15	$15	$7	$13	$13	$4
Europe	14	14	5	20	19	7
Asia/Pacific	17	17	4	17	17	2
Mining	114	114	11	—	—	—
Latin America	20	20	6	33	33	9
Caterpillar Power Finance	89	88	24	110	106	51
Total	$269	$268	$57	$193	$188	$73
Total Impaired Loans and Finance Leases
Customer
North America	$35	$35	$7	$36	$35	$4
Europe	60	60	5	68	66	7
Asia/Pacific	18	18	4	24	24	2
Mining	156	156	11	134	134	—
Latin America	58	58	6	44	44	9
Caterpillar Power Finance	239	237	24	333	328	51
Total	$566	$564	$57	$639	$631	$73

UNAUDITED

(Millions of dollars)
	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
Impaired Loans and Finance Leases With No Allowance Recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Customer
North America	$22	$—	$28	$2
Europe	47	—	45	—
Asia/Pacific	4	—	5	—
Mining	87	1	4	—
Latin America	37	—	9	—
Caterpillar Power Finance	162	1	287	1
Total	$359	$2	$378	$3
Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$13	$—	$17	$—
Europe	16	—	21	—
Asia/Pacific	14	1	16	—
Mining	73	2	2	—
Latin America	27	—	48	—
Caterpillar Power Finance	63	—	151	—
Total	$206	$3	$255	$—
Total Impaired Loans and Finance Leases
Customer
North America	$35	$—	$45	$2
Europe	63	—	66	—
Asia/Pacific	18	1	21	—
Mining	160	3	6	—
Latin America	64	—	57	—
Caterpillar Power Finance	225	1	438	1
Total	$565	$5	$633	$3

UNAUDITED

(Millions of dollars)
	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
Impaired Loans and Finance Leases With No Allowance Recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Customer
North America	$23	$1	$28	$3
Europe	47	—	45	—
Asia/Pacific	5	—	5	—
Mining	107	3	3	—
Latin America	26	—	9	—
Caterpillar Power Finance	188	3	286	1
Total	$396	$7	$376	$4
Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$11	$—	$20	$—
Europe	18	—	24	1
Asia/Pacific	15	1	17	1
Mining	51	2	1	—
Latin America	30	—	45	1
Caterpillar Power Finance	75	1	139	—
Total	$200	$4	$246	$3
Total Impaired Loans and Finance Leases
Customer
North America	$34	$1	$48	$3
Europe	65	—	69	1
Asia/Pacific	20	1	22	1
Mining	158	5	4	—
Latin America	56	—	54	1
Caterpillar Power Finance	263	4	425	1
Total	$596	$11	$622	$7

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

UNAUDITED

The investment in customer loans and finance leases on non-accrual status was as follows:

(Millions of dollars)
	June 30, 2014	December 31, 2013
Customer
North America	$27	$26
Europe	30	28
Asia/Pacific	80	50
Mining	26	23
Latin America	239	210
Caterpillar Power Finance	118	119
Total	$520	$456

Aging related to loans and finance leases was as follows:

(Millions of dollars)
	June 30, 2014
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$34	$9	$31	$74	$6,926	$7,000	$5
Europe	45	25	35	105	2,860	2,965	10
Asia/Pacific	67	33	94	194	3,179	3,373	16
Mining	4	—	12	16	2,119	2,135	—
Latin America	68	46	211	325	2,639	2,964	2
Caterpillar Power Finance	13	—	130	143	3,045	3,188	17
Dealer
North America	—	—	—	—	3,352	3,352	—
Europe	—	—	—	—	539	539	—
Asia/Pacific	—	—	—	—	696	696	—
Mining	—	—	—	—	4	4	—
Latin America	—	—	—	—	880	880	—
Caterpillar Power Finance	—	—	—	—	—	—	—
Caterpillar Purchased Receivables
North America	22	9	3	34	1,928	1,962	3
Europe	3	1	—	4	501	505	—
Asia/Pacific	—	—	—	—	400	400	—
Mining	—	—	—	—	—	—	—
Latin America	—	—	—	—	487	487	—
Caterpillar Power Finance	1	1	—	2	6	8	—
Total	$257	$124	$516	$897	$29,561	$30,458	$53

UNAUDITED

(Millions of dollars)
	December 31, 2013
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$37	$12	$24	$73	$6,507	$6,580	$6
Europe	26	15	29	70	2,805	2,875	8
Asia/Pacific	55	46	59	160	3,158	3,318	11
Mining	3	—	12	15	2,128	2,143	—
Latin America	54	25	196	275	2,438	2,713	5
Caterpillar Power Finance	55	30	60	145	2,946	3,091	—
Dealer
North America	—	—	—	—	3,034	3,034	—
Europe	—	—	—	—	569	569	—
Asia/Pacific	—	—	—	—	706	706	—
Mining	—	—	—	—	5	5	—
Latin America	—	—	—	—	940	940	—
Caterpillar Power Finance	—	—	—	—	—	—	—
Caterpillar Purchased Receivables
North America	26	5	2	33	1,539	1,572	2
Europe	2	1	1	4	423	427	—
Asia/Pacific	—	—	—	—	468	468	—
Mining	—	—	—	—	—	—	—
Latin America	—	—	—	—	616	616	—
Caterpillar Power Finance	—	—	1	1	8	9	1
Total	$258	$134	$384	$776	$28,290	$29,066	$33

UNAUDITED

Allowance for credit losses
An analysis of the Allowance for credit losses was as follows:

(Millions of dollars)
	June 30, 2014
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$374	$10	$3	$387
Receivables written off	(84)	—	—	(84)
Recoveries on receivables previously written off	26	—	—	26
Provision for credit losses	67	—	—	67
Adjustment due to sale of receivables	(2)	—	—	(2)
Foreign currency translation adjustment	1	—	—	1
Balance at end of period	$382	$10	$3	$395

Individually evaluated for impairment	$57	$—	$—	$57
Collectively evaluated for impairment	325	10	3	338
Ending Balance	$382	$10	$3	$395

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$566	$—	$—	$566
Collectively evaluated for impairment	21,059	5,471	3,362	29,892
Ending Balance	$21,625	$5,471	$3,362	$30,458

(Millions of dollars)
	December 31, 2013
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$417	$9	$3	$429
Receivables written off	(180)	—	—	(180)
Recoveries on receivables previously written off	56	—	—	56
Provision for credit losses	90	1	—	91
Adjustment due to sale of receivables	(3)	—	—	(3)
Foreign currency translation adjustment	(6)	—	—	(6)
Balance at end of year	$374	$10	$3	$387

Individually evaluated for impairment	$73	$—	$—	$73
Collectively evaluated for impairment	301	10	3	314
Ending Balance	$374	$10	$3	$387

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$639	$—	$—	$639
Collectively evaluated for impairment	20,081	5,254	3,092	28,427
Ending Balance	$20,720	$5,254	$3,092	$29,066

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

The recorded investment in performing and non-performing finance receivables was as follows:

(Millions of dollars)
	June 30, 2014
	Customer	Dealer	Caterpillar Purchased Receivables	Total
Performing
North America	$6,973	$3,352	$1,962	$12,287
Europe	2,935	539	505	3,979
Asia/Pacific	3,293	696	400	4,389
Mining	2,109	4	—	2,113
Latin America	2,725	880	487	4,092
Caterpillar Power Finance	3,070	—	8	3,078
Total Performing	$21,105	$5,471	$3,362	$29,938
Non-Performing
North America	$27	$—	$—	$27
Europe	30	—	—	30
Asia/Pacific	80	—	—	80
Mining	26	—	—	26
Latin America	239	—	—	239
Caterpillar Power Finance	118	—	—	118
Total Non-Performing	$520	$—	$—	$520
Total Performing and Non-Performing
North America	$7,000	$3,352	$1,962	$12,314
Europe	2,965	539	505	4,009
Asia/Pacific	3,373	696	400	4,469
Mining	2,135	4	—	2,139
Latin America	2,964	880	487	4,331
Caterpillar Power Finance	3,188	—	8	3,196
Total	$21,625	$5,471	$3,362	$30,458

UNAUDITED

(Millions of dollars)
	December 31, 2013
	Customer	Dealer	Caterpillar Purchased Receivables	Total
Performing
North America	$6,554	$3,034	$1,572	$11,160
Europe	2,847	569	427	3,843
Asia/Pacific	3,268	706	468	4,442
Mining	2,120	5	—	2,125
Latin America	2,503	940	616	4,059
Caterpillar Power Finance	2,972	—	9	2,981
Total Performing	$20,264	$5,254	$3,092	$28,610
Non-Performing
North America	$26	$—	$—	$26
Europe	28	—	—	28
Asia/Pacific	50	—	—	50
Mining	23	—	—	23
Latin America	210	—	—	210
Caterpillar Power Finance	119	—	—	119
Total Non-Performing	$456	$—	$—	$456
Total Performing and Non-Performing
North America	$6,580	$3,034	$1,572	$11,186
Europe	2,875	569	427	3,871
Asia/Pacific	3,318	706	468	4,492
Mining	2,143	5	—	2,148
Latin America	2,713	940	616	4,269
Caterpillar Power Finance	3,091	—	9	3,100
Total	$20,720	$5,254	$3,092	$29,066

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

UNAUDITED

Loans and finance lease receivables in the Customer portfolio segment modified as TDRs were as follows:

(Dollars in millions)	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment
Customer
North America	1	$—	$—	22	$2	$3
Europe	5	2	2	8	1	1
Mining	1	32	23	—	—	—
Latin America	18	1	1	10	1	1
Caterpillar Power Finance(1)	5	35	34	—	—	—
Total(2)	30	$70	$60	40	$4	$5

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment
Customer
North America	4	$2	$2	32	$4	$5
Europe	8	7	7	8	1	1
Mining	2	43	33	—	—	—
Latin America	28	31	30	10	1	1
Caterpillar Power Finance(1)	6	36	35	4	36	37
Total(2)	48	$119	$107	54	$42	$44

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

For the six months ended June 30, 2014 and 2013, the deferred gains (losses) recorded in AOCI on the Consolidated Statements of Changes in Stockholder’s Equity associated with our cash flow interest rate contract hedges were as follows:

(Millions of dollars)
Balance as of December 31, 2013, net of tax of $3	$(5)
Gains (losses) deferred during the period, net of tax of $1	(4)
(Gains) losses reclassified to earnings, net of tax of $0	2
Balance as of June 30, 2014, net of tax of $4	$(7)

(Millions of dollars)
Balance as of December 31, 2012, net of tax of $4	$(8)
Gains (losses) deferred during the period, net of tax of $(1)	2
(Gains) losses reclassified to earnings, net of tax of $1	2
Balance as of June 30, 2013, net of tax of $2	$(4)

The effect of derivatives designated as hedging instruments on the Consolidated Statements of Profit was as follows:

Fair Value Hedges
(Millions of dollars)
		Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts	Other income (expense)	$(6)	$6	$(49)	$48

		Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts	Other income (expense)	$(19)	$19	$(78)	$76

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

UNAUDITED

Supplemental segment data and reconciliations to consolidated external reporting for the three months ended June 30 was as follows:

(Millions of dollars) 2014	Revenues	Segment Profit	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Segment Assets at June 30, 2014	Capital expenditures
North America	$265	$90	$55	$87	$6	$13,248	$348
Europe and CPF	123	34	23	25	10	8,253	33
Asia/Pacific	95	34	30	6	7	5,268	7
Latin America	112	37	32	26	—	4,985	25
Mining	123	23	16	68	8	3,440	95
Total Segments	718	218	156	212	31	35,194	508
Unallocated	17	(21)	11	1	3	1,664	1
Timing	(7)	—	—	—	(3)	26	1
Methodology	—	11	(12)	—	—	(196)	—
Inter-segment Eliminations	—	—	—	—	—	(224)	—
Total	$728	$208	$155	$213	$31	$36,464	$510

2013	Revenues	Segment Profit	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Segment Assets at December 31, 2013	Capital expenditures
North America	$236	$70	$66	$71	$(2)	$12,160	$207
Europe and CPF	120	30	26	20	17	8,068	69
Asia/Pacific	103	34	33	6	4	5,251	13
Latin America	105	32	37	22	2	4,947	60
Mining	118	24	21	65	3	3,441	101
Total Segments	682	190	183	184	24	33,867	450
Unallocated	20	(20)	15	—	(1)	1,595	—
Timing	(7)	(39)	—	—	11	68	1
Methodology	—	10	(11)	—	—	(189)	—
Inter-segment Eliminations	—	—	—	—	—	(227)	—
Total	$695	$141	$187	$184	$34	$35,114	$451

UNAUDITED

Supplemental segment data and reconciliations to consolidated external reporting for the six months ended June 30 was as follows:

(Millions of dollars) 2014	Revenues	Segment Profit	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Segment Assets at June 30, 2014	Capital expenditures
North America	$512	$167	$115	$167	$9	$13,248	$478
Europe and CPF	253	75	47	51	19	8,253	64
Asia/Pacific	187	72	58	12	14	5,268	17
Latin America	217	63	64	53	4	4,985	60
Mining	246	33	34	143	21	3,440	158
Total Segments	1,415	410	318	426	67	35,194	777
Unallocated	38	(34)	23	1	3	1,664	1
Timing	(14)	(2)	—	—	(2)	26	1
Methodology	—	16	(24)	—	—	(196)	—
Inter-segment Eliminations	—	—	—	—	—	(224)	—
Total	$1,439	$390	$317	$427	$68	$36,464	$779

2013	Revenues	Segment Profit	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Segment Assets at December 31, 2013	Capital expenditures
North America	$461	$135	$131	$141	$(3)	$12,160	$315
Europe and CPF	242	67	54	39	26	8,068	100
Asia/Pacific	209	80	68	13	6	5,251	24
Latin America	211	59	73	42	11	4,947	124
Mining	228	38	41	123	14	3,441	222
Total Segments	1,351	379	367	358	54	33,867	785
Unallocated	37	(36)	30	1	(2)	1,595	1
Timing	(13)	(30)	—	—	(1)	68	1
Methodology	—	13	(19)	—	—	(189)	—
Inter-segment Eliminations	—	—	—	—	—	(227)	—
Total	$1,375	$326	$378	$359	$51	$35,114	$787

7.	Guarantees

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

Impaired loans
In addition to the amounts above, our impaired loans are subject to measurement at fair value on a nonrecurring basis. A loan is considered impaired when management determines that collection of contractual amounts due is not probable. In these cases, an Allowance for credit losses may be established based primarily on the fair value of associated collateral. As the collateral's fair value is based on observable market prices and/or current appraised values, the impaired loans are classified as Level 2 measurements. We had impaired loans carried at the fair value of the underlying collateral value of $186 million and $88 million as of June 30, 2014 and December 31, 2013, respectively.

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
Short-term borrowings – carrying amount approximated fair value.
Long-term debt – fair value for fixed and floating-rate debt was estimated based on quoted market prices.

Please refer to the table below for the fair values of our financial instruments.

(Millions of dollars)	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Cash and cash equivalents	$1,192	$1,192	$1,320	$1,320	1
Foreign currency contracts:
In a receivable position	$4	$4	$7	$7	2	Note 5
In a payable position	$(5)	$(5)	$(4)	$(4)	2	Note 5
Cross currency contracts
In a receivable position	$5	$5	$9	$9	2	Note 5
Finance receivables, net (excluding finance leases(1))	$21,745	$21,443	$20,657	$20,459	2	Note 4
Restricted cash and cash equivalents(2)	$61	$61	$17	$17	1
Short-term borrowings	$(5,534)	$(5,534)	$(3,663)	$(3,663)	1
Long-term debt	$(24,706)	$(25,327)	$(25,329)	$(25,849)	2
Interest rate swaps:
In a net receivable position	$101	$101	$122	$122	2	Note 5
In a net payable position	$(8)	$(8)	$(6)	$(6)	2	Note 5
Guarantees	$(1)	$(1)	$(1)	$(1)	3	Note 7

(1)As of June 30, 2014 and December 31, 2013, represents finance leases with a net carrying value of $8.32 billion and $8.02 billion, respectively.
(2) Included in Other assets in the Consolidated Statements of Financial Position.

9.	Contingencies

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

UNAUDITED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below amends Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Form 10-Q for the quarter ended June 30, 2014, as originally filed with the SEC on August 1, 2014 and reflects revisions to the financial statements for the correction of immaterial errors as described in Note 1 to the consolidated financial statements.

OVERVIEW:  SECOND QUARTER 2014 VS. SECOND QUARTER 2013

We reported second-quarter 2014 revenues of $728 million, an increase of $33 million, or 5 percent, compared with the second quarter of 2013. Second-quarter 2014 profit after tax was $148 million, a $50 million, or 51 percent, increase from the second quarter of 2013.

•	The increase in revenues was primarily due to a $36 million favorable impact from higher average earning assets.

•
Profit before income taxes was $208 million for the second quarter of 2014, compared with $141 million for the second quarter of 2013. The increase was primarily due to the absence of a $36 million currency loss in the second quarter of 2013, a $17 million favorable impact from higher average earning assets and a $16 million improvement on net yield on average earning assets.

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

•
At the end of the second quarter of 2014, past dues were 2.77 percent, compared with 2.56 percent at the end of the first quarter of 2014, 2.47 percent at the end of 2013 and 2.71 percent at the end of the second quarter of 2013. The increase in past dues from the first quarter of 2014 and the end of 2013 reflects higher past dues in the Latin American, Asia/Pacific and European portfolios. Write-offs, net of recoveries, were $19 million for the second quarter of 2014, compared with $27 million for the second quarter of 2013.

•
As of June 30, 2014, our allowance for credit losses totaled $395 million or 1.30 percent of net finance receivables, compared with $384 million or 1.29 percent of net finance receivables as of March 31, 2014, $387 million or 1.33 percent of net finance receivables at year-end 2013 and $428 million or 1.48 percent of net finance receivables as of June 30, 2013.

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

Operating lease revenue for the second quarter of 2014 was $259 million, an increase of $29 million from the same period in 2013. The increase was due to a $37 million favorable impact from higher average earning assets, partially offset by an $8 million unfavorable impact from lower average financing rates on operating leases.

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

Depreciation expense on equipment leased to others was $213 million, up $29 million from the second quarter of 2013 due to an increase in the average operating lease portfolio.

General, operating and administrative expenses were $112 million for the second quarter of 2014, compared with $108 million for the same period in 2013.

Provision for credit losses was $31 million for the second quarter of 2014 compared with $34 million for the same period in 2013. The decrease was primarily due to a decrease in provision expense for miscellaneous receivables, partially offset by an increase in provision expense for finance receivables (the result of an unfavorable impact from changes in the allowance rate and growth in the portfolio, partially offset by a decrease in write-offs, net of recoveries). Write-offs, net of recoveries, were $19 million for the second quarter of 2014, compared with $27 million for the second quarter of 2013.

Other expenses were $7 million for the second quarter of 2014, up $2 million from the same period in 2013.

UNAUDITED

Other income (expense) items were as follows:

(Millions of dollars)	Three Months Ended June 30,
	2014	2013
Net gain (loss) from interest rate derivatives	$(1)	$3
Net currency exchange loss, including forward points	(1)	(39)
Total Other income (expense)	$(2)	$(36)

The Provision for income taxes was $58 million in the second quarter of 2014, compared with $40 million for the second quarter of 2013. The Provision for income taxes reflects an estimated annual tax rate of 27 percent for the second quarters of both 2014 and 2013.

PROFIT
As a result of the performance discussed above, profit after tax was $148 million for the second quarter of 2014, an increase of $50 million, or 51 percent, from the second quarter of 2013.

UNAUDITED

SIX MONTHS ENDED JUNE 30, 2014 VS. SIX MONTHS ENDED JUNE 30, 2013

REVENUES
Retail revenue for the first six months of 2014 was $683 million, a decrease of $16 million from the same period in 2013. The decrease was due to a $42 million unfavorable impact from lower interest rates on new and existing retail finance receivables, partially offset by a $26 million favorable impact from higher average earning assets. For the six months ended June 30, 2014, retail average earning assets were $24.87 billion, an increase of $898 million from the same period in 2013. The annualized average yield was 5.49 percent for the first six months of 2014, compared with 5.83 percent for the same period in 2013.

Operating lease revenue for the first six months of 2014 was $518 million, an increase of $68 million from the same period in 2013. The increase was due to a $75 million favorable impact from higher average earning assets, partially offset by a $7 million unfavorable impact from lower average financing rates on operating leases.

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

Depreciation expense on equipment leased to others was $427 million, up $68 million from the first six months of 2013 due to an increase in the average operating lease portfolio.

General, operating and administrative expenses were $213 million for the first six months of 2014, compared with $211 million for the same period in 2013.

Provision for credit losses was $68 million for the first six months of 2014, compared with $51 million from the same period in 2013. The increase was primarily due to an increase in provision expense for finance receivables (the result of an increase in write-offs, net of recoveries and growth in the portfolio, partially offset by a favorable impact from changes in the allowance rate), partially offset by a decrease in provision expense for miscellaneous receivables.

At the end of the second quarter of 2014, past dues were 2.77 percent, compared with 2.56 percent at the end of the first quarter of 2014, 2.47 percent at the end of 2013 and 2.71 percent at the end of the second quarter of 2013. The increase in past dues from the first quarter of 2014 and the end of 2013 reflects higher past dues in the Latin American, Asia/Pacific and European portfolios. Write-offs, net of recoveries, were $58 million for the first six months of 2014, compared with $37 million for the same period in 2013. Total non-performing finance receivables, which represent finance receivables currently over 120 days past due and/or on non-accrual status or in bankruptcy, were $520 million and $456 million at June 30, 2014 and December 31, 2013, respectively. Total non-performing finance receivables as a percentage of total finance receivables were 1.71 percent and 1.57 percent at June 30, 2014 and December 31, 2013, respectively.

UNAUDITED

Our Allowance for credit losses as of June 30, 2014 was $395 million or 1.30 percent of net finance receivables compared with $387 million or 1.33 percent as of December 31, 2013. The lower allowance rate is primarily due to write-offs taken in the first six months of 2014, partially offset by an allowance increase tied to adverse political and economic developments in several markets that we currently serve. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and current economic conditions. We believe our allowance is sufficient to provide for losses inherent in our existing finance receivable portfolio as of June 30, 2014.

Other expenses were $15 million for the first six months of 2014, up $5 million from the same period in 2013.

Other income (expense) items were as follows:

(Millions of dollars)	Six Months Ended June 30,
	2014	2013
Net gain (loss) from interest rate derivatives	$(3)	$1
Net currency exchange loss, including forward points	(6)	(41)
Total Other income (expense)	$(9)	$(40)

The Provision for income taxes was $106 million for the first six months of 2014, compared with $82 million for the same period in 2013. The Provision for income taxes reflects an estimated annual tax rate of 27 percent for both the six months ended June 30, 2014 and 2013. The 2013 estimated annual tax rate of 27 percent excludes a benefit of $7 million, reflecting the impact of the American Taxpayer Relief Act.

PROFIT
As a result of the performance discussed above, profit after tax was $279 million for the first six months of 2014, an increase of $41 million, or 17 percent, from the first six months of 2013.

REVIEW OF CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

ASSETS
Total assets were $36.46 billion as of June 30, 2014, an increase of $1.35 billion, or 4 percent, from December 31, 2013, primarily due to an increase in net finance receivables.

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

Total borrowings outstanding as of June 30, 2014 were $31.36 billion, an increase of $1.25 billion over December 31, 2013, primarily due to increasing portfolio balances. Outstanding borrowings were as follows:

(Millions of dollars)	June 30, 2014	December 31, 2013
Medium-term notes, net of unamortized discount	$23,123	$23,846
Commercial paper, net of unamortized discount	4,348	2,502
Bank borrowings – long-term	1,583	1,483
Bank borrowings – short-term	610	545
Variable denomination floating rate demand notes	576	616
Notes payable to Caterpillar	1,124	1,118
Total outstanding borrowings	$31,364	$30,110

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

(Millions of dollars)
2014	$1,726
2015	6,061
2016	5,098
2017	4,353
2018	2,287
Thereafter	3,598
Total	$23,123

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

At June 30, 2014, our covenant interest coverage ratio was 2.12 to 1.  This is above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at June 30, 2014, our covenant leverage ratio was 7.89 to 1.  This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

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

CASH FLOWS
Operating cash flow was $655 million in the first six months of 2014, compared with $446 million for the same period a year ago. Net cash used for investing activities was $1.66 billion for the first six months of 2014, compared with $1.38 billion for the same period in 2013. The change was primarily due to more net cash used for finance receivables due to increased growth in the portfolio. Net cash provided by financing activities was $927 million for the first six months of 2014, compared with $883 million for the same period in 2013. The change was primarily due to higher net debt issuances used to fund our investing activities.

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

UNAUDITED

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this amended Quarterly Report on Form 10-Q/A may be considered "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements may relate to future events or our future financial performance, which may involve known and unknown risks and uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by any forward-looking statements. From time to time, we may also provide forward-looking statements in oral presentations to the public or in other materials we issue to the public. Forward-looking statements give current expectations or forecasts of future events about the company. You may identify these statements by the fact that they do not relate to historical or current facts and may use words such as "believes," "expects," "estimates," "anticipates," "will," "should," "plan," "project," "intend," "could" and similar words or phrases. These statements are only predictions. Actual events or results may differ materially due to factors that affect international businesses, including changes in economic conditions and disruptions in the global financial and credit markets and changes in laws and regulations (including regulations implemented under the Dodd-Frank Wall Street Reform and Consumer Protection Act) and political stability, as well as factors specific to Cat Financial and the markets we serve, including the market’s acceptance of our products and services, the creditworthiness of our customers, interest rate and currency rate fluctuations and estimated residual values of leased equipment. These risk factors may not be exhaustive. We operate in a continually changing business environment and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. Moreover, we do not assume responsibility for the accuracy and completeness of those statements. Forward-looking statements are qualified in their entirety by reference to the factors discussed under the captions "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K/A for the year ended December 31, 2013 filed with the Securities and Exchange Commission (SEC) on November 14, 2014 and supplemented in our Form 10-Q/A filing with the SEC on November 14, 2014 and in this Form 10-Q/A filing. We do not undertake to update our forward-looking statements.

UNAUDITED

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
In connection with the filing of our Form 10-Q on August 1, 2014, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2014.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2014.

Subsequent to the evaluation made in connection with the filing of our Form 10-Q on August 1, 2014, our CEO and CFO concluded that disclosure controls and procedures were not effective as of June 30, 2014 due to the material weakness in our internal control over financial reporting relating to our Allowance for credit losses discussed below. Notwithstanding the material weakness, management has concluded that our consolidated financial statements for the periods covered by and included in this Form 10-Q/A are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America.

Description of material weakness
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the below material weakness in our internal control over financial reporting as of September 30, 2014. Management also determined that this material weakness existed as of June 30, 2014.

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

The material weakness described above resulted in immaterial adjustments to our Allowance for credit losses, deferred tax accounts, Provision for credit losses, and income tax expense, as well as related financial statement disclosures and revisions to our consolidated financial statements and disclosures for the quarter ended June 30, 2014. Accordingly, the material weakness did not result in a material misstatement of our consolidated financial statements and disclosures for the quarter ended June 30, 2014. Additionally, this material weakness could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected.

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

Caterpillar Financial Services Corporation
(Registrant)
Date:	November 14, 2014	By:	/s/Jeffry D. Everett
Jeffry D. Everett, Controller

Date:	November 14, 2014	By:	/s/Kent M. Adams
Kent M. Adams, President, Director and Chief Executive Officer

UNAUDITED

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

12	Computation of Ratio of Profit to Fixed Charges
31.1	Certification of Kent M. Adams, President, Director and Chief Executive Officer of Caterpillar Financial Services Corporation, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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