Form 10-Q
period 2014-09-30
CATERPILLAR FINANCIAL SERVICES CORP
filed 2014-11-14
CIK 764764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Yes [   ] No [ ✓ ]
As of November 14, 2014, one share of common stock of the registrant was outstanding, which is owned by Caterpillar Inc.
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

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF PROFIT
(Unaudited)
(Dollars in Millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues:
Retail finance	$348	$343	$1,031	$1,042
Operating lease	279	239	797	689
Wholesale finance	78	72	234	229
Other, net	38	45	120	114
Total revenues	743	699	2,182	2,074

Expenses:
Interest	158	179	475	557
Depreciation on equipment leased to others	226	199	653	558
General, operating and administrative	108	106	321	317
Provision for credit losses	38	40	106	91
Other	9	6	24	16
Total expenses	539	530	1,579	1,539

Other income (expense)	(7)	(5)	(16)	(45)

Profit before income taxes	197	164	587	490

Provision for income taxes	47	44	153	126

Profit of consolidated companies	150	120	434	364

Less: Profit attributable to noncontrolling interests	2	3	7	9

Profit [1]	$148	$117	$427	$355

1 Profit attributable to Caterpillar Financial Services Corporation.

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Profit of consolidated companies	$150	$120	$434	$364

Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (expense)/benefit of: 2014 $(77) three months, $(86) nine months; 2013 $33 three months, $24 nine months	(316)	118	(280)	(47)
Derivative financial instruments:
Gains (losses) deferred, net of tax (expense)/benefit of: 2014 $1 three months, $2 nine months; 2013 $1 three months, $0 nine months	(1)	(2)	(5)	—
(Gains) losses reclassified to earnings, net of tax (expense)/benefit of: 2014 $(1) three months, $(1) nine months; 2013 $0 three months, $(1) nine months	1	1	3	3
Total Other comprehensive income (loss), net of tax	(316)	117	(282)	(44)

Comprehensive income (loss)	(166)	237	152	320

Less: Comprehensive income attributable to the noncontrolling interests	2	4	6	12

Comprehensive income (loss) attributable to Caterpillar Financial Services Corporation	$(168)	$233	$146	$308

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in Millions, except share data)

	September 30, 2014	December 31, 2013
Assets:
Cash and cash equivalents	$1,070	$1,320
Finance receivables
Retail notes receivable	11,121	10,858
Wholesale notes receivable	4,285	4,153
Finance leases and installment sale contracts - Retail	14,669	14,551
Finance leases and installment sale contracts - Wholesale	419	480
	30,494	30,042
Less: Unearned income	(910)	(976)
Less: Allowance for credit losses	(405)	(387)
Total net finance receivables	29,179	28,679

Notes receivable from Caterpillar	350	345
Equipment on operating leases,
less accumulated depreciation	3,609	3,544
Deferred and refundable income taxes	131	166
Other assets	1,041	1,060
Total assets	$35,380	$35,114

Liabilities and stockholder’s equity:
Payable to dealers and others	$132	$118
Payable to Caterpillar – other	52	80
Accrued expenses	211	251
Income taxes payable	112	52
Payable to Caterpillar - borrowings	1,116	1,118
Short-term borrowings	4,429	3,663
Current maturities of long-term debt	6,157	6,592
Long-term debt	18,686	18,737
Deferred income taxes and other liabilities	542	512
Total liabilities	31,437	31,123

Commitments and contingent liabilities (Notes 7 and 9)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid-in amount)	745	745
Additional paid-in capital	2	2
Retained earnings	3,231	3,004
Accumulated other comprehensive income/(loss)	(164)	117
Noncontrolling interests	129	123
Total stockholder’s equity	3,943	3,991

Total liabilities and stockholder’s equity	$35,380	$35,114

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Unaudited)
(Dollars in Millions)

Nine Months Ended September 30, 2013	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Noncontrolling interests	Total
Balance at December 31, 2012	$745	$2	$2,691	$176	$106	$3,720
Profit of consolidated companies			355		9	364
Dividend paid to Caterpillar			(100)			(100)
Foreign currency translation, net of tax				(50)	3	(47)
Derivative financial instruments, net of tax				3		3
Balance at September 30, 2013	$745	$2	$2,946	$129	$118	$3,940

Nine Months Ended September 30, 2014
Balance at December 31, 2013	$745	$2	$3,004	$117	$123	$3,991
Profit of consolidated companies			427		7	434
Dividend paid to Caterpillar			(200)			(200)
Foreign currency translation, net of tax				(279)	(1)	(280)
Derivative financial instruments, net of tax				(2)		(2)
Balance at September 30, 2014	$745	$2	$3,231	$(164)	$129	$3,943

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Profit of consolidated companies	$434	$364
Adjustments for non-cash items:
Depreciation and amortization	663	572
Amortization of receivables purchase discount	(183)	(175)
Provision for credit losses	106	91
Gain on sales of receivables	(5)	(2)
Other, net	(6)	72
Changes in assets and liabilities:
Receivables from others	(11)	8
Other receivables/payables with Caterpillar	4	4
Payable to dealers and others	(17)	(76)
Accrued interest payable	(66)	(65)
Accrued expenses and other liabilities, net	(14)	(27)
Income taxes payable	98	(49)
Payments on interest rate swaps	—	(2)
Net cash provided by operating activities	1,003	715

Cash flows from investing activities:
Capital expenditures for equipment on operating leases and other capital expenditures	(1,206)	(1,260)
Proceeds from disposals of equipment	566	507
Additions to finance receivables	(10,793)	(10,386)
Collections of finance receivables	9,278	8,806
Net changes in Caterpillar purchased receivables	246	600
Proceeds from sales of receivables	157	111
Net change in variable lending to Caterpillar	—	32
Additions to other notes receivable with Caterpillar	(30)	(22)
Collections on other notes receivable with Caterpillar	25	20
Restricted cash and cash equivalents activity, net	3	4
Other, net	(23)	(1)
Net cash provided by (used for) investing activities	(1,777)	(1,589)

Cash flows from financing activities:
Proceeds from debt issued (original maturities greater than three months)	7,112	6,854
Payments on debt issued (original maturities greater than three months)	(7,114)	(7,636)
Short-term borrowings, net (original maturities three months or less)	791	1,735
Dividend paid to Caterpillar	(200)	(100)
Net cash provided by (used for) financing activities	589	853

Effect of exchange rate changes on cash and cash equivalents	(65)	(15)

Increase/(decrease) in cash and cash equivalents	(250)	(36)
Cash and cash equivalents at beginning of year	1,320	2,080
Cash and cash equivalents at end of period	$1,070	$2,044

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated profit for the three and nine months ended September 30, 2014 and 2013, (b) the consolidated comprehensive income for the three and nine months ended September 30, 2014 and 2013, (c) the consolidated financial position as of September 30, 2014 and December 31, 2013, (d) the consolidated changes in stockholder's equity for the nine months ended September 30, 2014 and 2013 and (e) the consolidated cash flows for the nine months ended September 30, 2014 and 2013. The preparation of financial statements, in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), requires management to make estimates and assumptions that affect reported amounts.  The most significant estimates include those related to the residual values for leased assets, our Allowance for credit losses and the income tax reserve.  Actual results may differ from these estimates.

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

UNAUDITED

Revised Consolidated Statements of Profit Amounts

(Millions of dollars)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
Operating lease revenue	$238	$1	$239	$687	$2	$689
Total revenues	698	1	699	2,072	2	2,074
Depreciation on equipment leased to others	198	1	199	556	2	558
Provision for credit losses	39	1	40	86	5	91
Total expenses	528	2	530	1,532	7	1,539
Other income (expense)	(5)	—	(5)	(30)	(15)	(45)
Profit before income taxes	165	(1)	164	510	(20)	490
Provision for income taxes	44	—	44	131	(5)	126
Profit of consolidated companies	121	(1)	120	379	(15)	364
Profit	$118	$(1)	$117	$370	$(15)	$355

Revised Consolidated Statements of Comprehensive Income Amounts

(Millions of dollars)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
Profit of consolidated companies	$121	$(1)	$120	$379	$(15)	$364
Comprehensive income (loss)	238	(1)	237	335	(15)	320
Comprehensive income (loss) attributable to Caterpillar Financial Services Corporation	$234	$(1)	$233	$323	$(15)	$308

Revised Consolidated Statements of Financial Position Amounts

(Millions of dollars)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
	December 31, 2013			September 30, 2013
Retail notes receivable	$10,863	$(5)	$10,858	$11,105	$(4)	$11,101
Finance leases and installment sale contracts - Retail	14,582	(31)	14,551	14,408	(27)	14,381
Total finance receivables	30,078	(36)	30,042	29,845	(31)	29,814
Less: Allowance for credit losses	(378)	(9)	(387)	(404)	(8)	(412)
Total net finance receivables	28,724	(45)	28,679	28,470	(39)	28,431
Equipment on operating leases, less accumulated depreciation	3,530	14	3,544	3,279	16	3,295
Deferred and refundable income taxes	160	6	166	161	5	166
Other assets	1,059	1	1,060	1,024	1	1,025
Total assets	$35,138	$(24)	$35,114	$35,308	$(17)	$35,291
Payable to Caterpillar - other	$96	$(16)	$80	$73	$(10)	$63
Long-term debt	18,720	17	18,737	18,064	15	18,079
Deferred income taxes and other liabilities	517	(5)	512	521	(4)	517
Total liabilities	31,127	(4)	31,123	31,350	1	31,351
Retained earnings	3,024	(20)	3,004	2,964	(18)	2,946
Total stockholder's equity	4,011	(20)	3,991	3,958	(18)	3,940
Total liabilities and stockholder's equity	$35,138	$(24)	$35,114	$35,308	$(17)	$35,291

UNAUDITED

Revised Consolidated Statements of Changes in Stockholder's Equity Amounts

(Millions of dollars)
	As Previously Reported	Adjustment	As Revised
	September 30, 2013
Profit	$370	$(15)	$355
Retained Earnings - Balance at September 30, 2013	$2,964	$(18)	$2,946

Revised Consolidated Statements of Cash Flows Amounts

(Millions of dollars)	As Previously Reported	Adjustment	As Revised
	Nine Months Ended September 30, 2013
Profit of consolidated companies	$379	$(15)	$364
Depreciation and amortization	570	2	572
Provision for credit losses	86	5	91
Other, net	57	15	72
Receivables from others	10	(2)	8
Other receivables/payables with Caterpillar	2	2	4
Accrued expenses and other liabilities, net	(22)	(5)	(27)
Net cash provided by operating activities	713	2	715
Expenditures for equipment on operating leases and for non-leased equipment	(1,244)	(16)	(1,260)
Additions to finance receivables	(10,400)	14	(10,386)
Net cash provided by (used for) investing activities	$(1,587)	$(2)	$(1,589)

The Notes to the Consolidated Financial Statements have been revised to reflect the above revisions for all periods presented.

UNAUDITED

2.	Accumulated Other Comprehensive Income/(Loss)

Comprehensive income/(loss) and its components are presented in the Consolidated Statements of Comprehensive Income. Changes in Accumulated other comprehensive income/(loss), net of tax, included in the Consolidated Statements of Changes in Stockholder's Equity, consisted of the following:

(Millions of dollars)	Foreign currency translation	Derivative financial instruments	Total

Three Months Ended September 30, 2013
Balance at June 30, 2013	$17	$(4)	$13
Other comprehensive income/(loss) before reclassifications	117	(2)	115
Amounts reclassified from accumulated other comprehensive income/(loss)	—	1	1
Other comprehensive income/(loss)	117	(1)	116
Balance at September 30, 2013	$134	$(5)	$129

Three Months Ended September 30, 2014
Balance at June 30, 2014	$159	$(7)	$152
Other comprehensive income/(loss) before reclassifications	(316)	(1)	(317)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	1	1
Other comprehensive income/(loss)	(316)	—	(316)
Balance at September 30, 2014	$(157)	$(7)	$(164)

Nine Months Ended September 30, 2013
Balance at December 31, 2012	$184	$(8)	$176
Other comprehensive income/(loss) before reclassifications	(50)	—	(50)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	3	3
Other comprehensive income/(loss)	(50)	3	(47)
Balance at September 30, 2013	$134	$(5)	$129

Nine Months Ended September 30, 2014
Balance at December 31, 2013	$122	$(5)	$117
Other comprehensive income/(loss) before reclassifications	(279)	(5)	(284)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	3	3
Other comprehensive income/(loss)	(279)	(2)	(281)
Balance at September 30, 2014	$(157)	$(7)	$(164)

The effect of the reclassifications out of Accumulated other comprehensive income/(loss) on the Consolidated Statements of Profit was as follows:

(Millions of dollars)		Three Months Ended September 30,		Nine Months Ended September 30,
	Classification of income (expense)	2014	2013	2014	2013
Foreign exchange contracts	Other income (expense)	$—	$—	$—	$—
Interest rate contracts	Interest expense	(2)	(1)	(4)	(4)
Reclassifications before tax		(2)	(1)	(4)	(4)
Tax (provision) benefit		1	—	1	1
Total reclassifications from Accumulated other comprehensive income/(loss)		$(1)	$(1)	$(3)	$(3)

UNAUDITED

3.	New Accounting Pronouncements

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

There were no impaired loans or finance leases as of September 30, 2014 and December 31, 2013, for the Dealer and Caterpillar Purchased Receivables portfolio segments. The average recorded investment for impaired loans and finance leases for the Dealer and Caterpillar Purchased Receivables portfolio segments was zero for the three and nine months ended September 30, 2014 and 2013.

UNAUDITED

Individually impaired loans and finance leases for the Customer portfolio segment were as follows:

(Millions of dollars)
	As of September 30, 2014			As of December 31, 2013
Impaired Loans and Finance Leases With No Allowance Recorded	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Customer
North America	$15	$15	$—	$23	$22	$—
Europe	46	46	—	48	47	—
Asia/Pacific	1	1	—	7	7	—
Mining	10	10	—	134	134	—
Latin America	37	37	—	11	11	—
Caterpillar Power Finance	121	120	—	223	222	—
Total	$230	$229	$—	$446	$443	$—
Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$7	$7	$2	$13	$13	$4
Europe	33	32	9	20	19	7
Asia/Pacific	22	22	7	17	17	2
Mining	144	142	14	—	—	—
Latin America	43	43	14	33	33	9
Caterpillar Power Finance	137	137	41	110	106	51
Total	$386	$383	$87	$193	$188	$73
Total Impaired Loans and Finance Leases
Customer
North America	$22	$22	$2	$36	$35	$4
Europe	79	78	9	68	66	7
Asia/Pacific	23	23	7	24	24	2
Mining	154	152	14	134	134	—
Latin America	80	80	14	44	44	9
Caterpillar Power Finance	258	257	41	333	328	51
Total	$616	$612	$87	$639	$631	$73

UNAUDITED

(Millions of dollars)
	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
Impaired Loans and Finance Leases With No Allowance Recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Customer
North America	$19	$—	$23	$—
Europe	47	1	52	—
Asia/Pacific	1	—	3	—
Mining	29	—	96	2
Latin America	37	—	14	—
Caterpillar Power Finance	143	1	280	1
Total	$276	$2	$468	$3
Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$10	$—	$14	$—
Europe	24	1	21	—
Asia/Pacific	26	—	18	—
Mining	127	2	—	—
Latin America	34	1	61	1
Caterpillar Power Finance	100	1	156	1
Total	$321	$5	$270	$2
Total Impaired Loans and Finance Leases
Customer
North America	$29	$—	$37	$—
Europe	71	2	73	—
Asia/Pacific	27	—	21	—
Mining	156	2	96	2
Latin America	71	1	75	1
Caterpillar Power Finance	243	2	436	2
Total	$597	$7	$738	$5

UNAUDITED

(Millions of dollars)
	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
Impaired Loans and Finance Leases With No Allowance Recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Customer
North America	$22	$1	$26	$3
Europe	47	1	48	—
Asia/Pacific	4	—	4	—
Mining	82	3	40	2
Latin America	29	—	11	—
Caterpillar Power Finance	174	4	285	2
Total	$358	$9	$414	$7
Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$10	$—	$18	$—
Europe	21	1	23	1
Asia/Pacific	19	1	18	1
Mining	75	4	1	—
Latin America	33	1	52	2
Caterpillar Power Finance	84	2	143	1
Total	$242	$9	$255	$5
Total Impaired Loans and Finance Leases
Customer
North America	$32	$1	$44	$3
Europe	68	2	71	1
Asia/Pacific	23	1	22	1
Mining	157	7	41	2
Latin America	62	1	63	2
Caterpillar Power Finance	258	6	428	3
Total	$600	$18	$669	$12

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

As of September 30, 2014 and December 31, 2013, there were no loans or finance leases on non-accrual status for the Dealer or Caterpillar Purchased Receivables portfolio segments.

UNAUDITED

The investment in customer loans and finance leases on non-accrual status was as follows:

(Millions of dollars)
	September 30, 2014	December 31, 2013
Customer
North America	$23	$26
Europe	38	28
Asia/Pacific	91	50
Mining	40	23
Latin America	241	210
Caterpillar Power Finance	130	119
Total	$563	$456

Aging related to loans and finance leases was as follows:

(Millions of dollars)
	September 30, 2014
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$47	$8	$24	$79	$7,078	$7,157	$4
Europe	19	20	36	75	2,722	2,797	8
Asia/Pacific	67	50	107	224	2,924	3,148	18
Mining	4	4	11	19	2,065	2,084	—
Latin America	70	30	239	339	2,551	2,890	16
Caterpillar Power Finance	24	28	95	147	2,947	3,094	—
Dealer
North America	—	—	—	—	3,390	3,390	—
Europe	—	—	—	—	503	503	—
Asia/Pacific	—	—	—	—	654	654	—
Mining	—	—	—	—	7	7	—
Latin America	—	—	—	—	864	864	—
Caterpillar Power Finance	—	—	—	—	—	—	—
Caterpillar Purchased Receivables
North America	15	3	1	19	1,676	1,695	1
Europe	4	5	1	10	439	449	1
Asia/Pacific	—	—	—	—	377	377	—
Mining	—	—	—	—	—	—	—
Latin America	—	—	—	—	461	461	—
Caterpillar Power Finance	—	—	1	1	13	14	1
Total	$250	$148	$515	$913	$28,671	$29,584	$49

UNAUDITED

(Millions of dollars)
	December 31, 2013
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$37	$12	$24	$73	$6,507	$6,580	$6
Europe	26	15	29	70	2,805	2,875	8
Asia/Pacific	55	46	59	160	3,158	3,318	11
Mining	3	—	12	15	2,128	2,143	—
Latin America	54	25	196	275	2,438	2,713	5
Caterpillar Power Finance	55	30	60	145	2,946	3,091	—
Dealer
North America	—	—	—	—	3,034	3,034	—
Europe	—	—	—	—	569	569	—
Asia/Pacific	—	—	—	—	706	706	—
Mining	—	—	—	—	5	5	—
Latin America	—	—	—	—	940	940	—
Caterpillar Power Finance	—	—	—	—	—	—	—
Caterpillar Purchased Receivables
North America	26	5	2	33	1,539	1,572	2
Europe	2	1	1	4	423	427	—
Asia/Pacific	—	—	—	—	468	468	—
Mining	—	—	—	—	—	—	—
Latin America	—	—	—	—	616	616	—
Caterpillar Power Finance	—	—	1	1	8	9	1
Total	$258	$134	$384	$776	$28,290	$29,066	$33

UNAUDITED

Allowance for credit losses
An analysis of the Allowance for credit losses was as follows:

(Millions of dollars)
	September 30, 2014
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$374	$10	$3	$387
Receivables written off	(110)	—	—	(110)
Recoveries on receivables previously written off	36	—	—	36
Provision for credit losses	105	—	—	105
Adjustment due to sale of receivables	(2)	—	—	(2)
Foreign currency translation adjustment	(11)	—	—	(11)
Balance at end of period	$392	$10	$3	$405

Individually evaluated for impairment	$87	$—	$—	$87
Collectively evaluated for impairment	305	10	3	318
Ending Balance	$392	$10	$3	$405

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$616	$—	$—	$616
Collectively evaluated for impairment	20,554	5,418	2,996	28,968
Ending Balance	$21,170	$5,418	$2,996	$29,584

(Millions of dollars)
	December 31, 2013
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$417	$9	$3	$429
Receivables written off	(180)	—	—	(180)
Recoveries on receivables previously written off	56	—	—	56
Provision for credit losses	90	1	—	91
Adjustment due to sale of receivables	(3)	—	—	(3)
Foreign currency translation adjustment	(6)	—	—	(6)
Balance at end of year	$374	$10	$3	$387

Individually evaluated for impairment	$73	$—	$—	$73
Collectively evaluated for impairment	301	10	3	314
Ending Balance	$374	$10	$3	$387

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$639	$—	$—	$639
Collectively evaluated for impairment	20,081	5,254	3,092	28,427
Ending Balance	$20,720	$5,254	$3,092	$29,066

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

The recorded investment in performing and non-performing finance receivables was as follows:

(Millions of dollars)
	September 30, 2014
	Customer	Dealer	Caterpillar Purchased Receivables	Total
Performing
North America	$7,134	$3,390	$1,695	$12,219
Europe	2,759	503	449	3,711
Asia/Pacific	3,057	654	377	4,088
Mining	2,044	7	—	2,051
Latin America	2,649	864	461	3,974
Caterpillar Power Finance	2,964	—	14	2,978
Total Performing	$20,607	$5,418	$2,996	$29,021
Non-Performing
North America	$23	$—	$—	$23
Europe	38	—	—	38
Asia/Pacific	91	—	—	91
Mining	40	—	—	40
Latin America	241	—	—	241
Caterpillar Power Finance	130	—	—	130
Total Non-Performing	$563	$—	$—	$563
Total Performing and Non-Performing
North America	$7,157	$3,390	$1,695	$12,242
Europe	2,797	503	449	3,749
Asia/Pacific	3,148	654	377	4,179
Mining	2,084	7	—	2,091
Latin America	2,890	864	461	4,215
Caterpillar Power Finance	3,094	—	14	3,108
Total	$21,170	$5,418	$2,996	$29,584

UNAUDITED

(Millions of dollars)
	December 31, 2013
	Customer	Dealer	Caterpillar Purchased Receivables	Total
Performing
North America	$6,554	$3,034	$1,572	$11,160
Europe	2,847	569	427	3,843
Asia/Pacific	3,268	706	468	4,442
Mining	2,120	5	—	2,125
Latin America	2,503	940	616	4,059
Caterpillar Power Finance	2,972	—	9	2,981
Total Performing	$20,264	$5,254	$3,092	$28,610
Non-Performing
North America	$26	$—	$—	$26
Europe	28	—	—	28
Asia/Pacific	50	—	—	50
Mining	23	—	—	23
Latin America	210	—	—	210
Caterpillar Power Finance	119	—	—	119
Total Non-Performing	$456	$—	$—	$456
Total Performing and Non-Performing
North America	$6,580	$3,034	$1,572	$11,186
Europe	2,875	569	427	3,871
Asia/Pacific	3,318	706	468	4,492
Mining	2,143	5	—	2,148
Latin America	2,713	940	616	4,269
Caterpillar Power Finance	3,091	—	9	3,100
Total	$20,720	$5,254	$3,092	$29,066

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

There were no loans or finance lease receivables modified as TDRs during the three and nine months ended September 30, 2014 and 2013 for the Dealer or Caterpillar Purchased Receivables portfolio segments.

UNAUDITED

Loans and finance lease receivables in the Customer portfolio segment modified as TDRs were as follows:

(Dollars in millions)	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment
Customer
North America	20	$9	$3	14	$1	$—
Europe	—	—	—	7	5	5
Mining	45	122	124	45	123	123
Latin America	3	—	—	10	1	1
Caterpillar Power Finance(1)	7	44	46	6	65	67
Total(2)	75	$175	$173	82	$195	$196

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment
Customer
North America	24	$11	$5	46	$5	$5
Europe	8	7	7	15	6	6
Mining	47	165	157	45	123	123
Latin America	31	31	30	20	2	2
Caterpillar Power Finance(1)	13	80	81	10	101	104
Total(2)	123	$294	$280	136	$237	$240

(1) During the three and nine months ended September 30, 2014, there were no additional funds subsequently loaned to a borrower whose terms had been modified in a TDR. During the three and nine months ended September 30, 2013, $13 million and $25 million, respectively, of additional funds were subsequently loaned to a borrower whose terms had been modified in a TDR. The $13 million and $25 million of additional funds are not reflected in the table above as no incremental modifications have been made with the borrower during the periods presented. At September 30, 2014, there were no remaining commitments to lend additional funds to a borrower whose terms have been modified in a TDR.
(2) Modifications include extended contract maturities, inclusion of interest only periods, below market interest rates, extended skip payment periods and reduction of principal and/or accrued interest.

UNAUDITED

TDRs in the Customer portfolio segment with a payment default during the three and nine months ended September 30, 2014 and 2013, which had been modified within twelve months prior to the default date, were as follows:

(Dollars in millions)	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment
Customer
North America	3	$—	5	$1
Europe	5	1	5	—
Latin America	7	—	—	—
Total	15	$1	10	$1

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment
Customer
North America	10	$1	18	$4
Europe	12	2	5	—
Latin America	7	—	—	—
Caterpillar Power Finance	—	—	2	3
Total	29	$3	25	$7

B.	Transfers of Receivables
Certain finance receivables and equipment on operating leases are sold to third parties with limited or no recourse to us to mitigate the concentration of credit risk with certain customers and are generally accounted for as sales. We typically maintain servicing responsibilities for these third-party assets, which totaled $318 million and $322 million as of September 30, 2014 and December 31, 2013, respectively. Because we do not receive a servicing fee for these assets, a servicing liability is recorded. As of September 30, 2014 and December 31, 2013, these liabilities were $1 million and $2 million, respectively. These assets are not available to pay our creditors.

C.	Purchases of Trade Receivables from Caterpillar Entities
We purchase trade receivables from Caterpillar entities at a discount. The discount is an estimate of the amount of financing revenue that would be earned at a market rate on these trade receivables over their expected life. The discount is amortized into revenue on an effective yield basis over the life of the receivables and recognized as Wholesale finance revenue. Amortized discounts for the trade receivables were $60 million and $55 million for the three months ended September 30, 2014 and 2013, respectively, and $183 million and $175 million for the nine months ended September 30, 2014 and 2013, respectively. In the Consolidated Statements of Cash Flows, collection of the discount is included in investing activities as the receivables are collected.

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

UNAUDITED

As of September 30, 2014, $4 million of deferred net losses, net of tax, included in equity (AOCI in the Consolidated Statements of Financial Position), related to our floating-to-fixed interest rate swaps, are expected to be reclassified to Interest expense over the next twelve months.  The actual amount recorded in Interest expense will vary based on interest rates at the time the hedged transactions impact earnings.

We have, at certain times, liquidated fixed-to-floating interest rate swaps that resulted in deferred gains at the time of liquidation.  The deferred gains associated with these interest rate swaps are included in Long-term debt in the Consolidated Statements of Financial Position and are being amortized to Interest expense over the remaining term of the previously designated hedged item.

The location and fair value of derivative instruments reported in the Consolidated Statements of Financial Position were as follows:

(Millions of dollars)
		Asset (Liability) Fair Value
	Consolidated Statements of Financial Position Location	September 30, 2014	December 31, 2013
Designated derivatives
Interest rate contracts	Other assets	$83	$122
Interest rate contracts	Accrued expenses	(9)	(6)
		$74	$116
Undesignated derivatives
Foreign exchange contracts	Other assets	$10	$7
Foreign exchange contracts	Accrued expenses	(22)	(4)
Cross currency contracts	Other assets	12	9
		$—	$12

The total notional amounts of the derivative instruments were $5.57 billion and $6.74 billion as of September 30, 2014 and December 31, 2013, respectively. The notional amounts of the derivative financial instruments do not represent amounts exchanged by the parties. The amounts exchanged by the parties are calculated by reference to the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates and interest rates.

For the nine months ended September 30, 2014 and 2013, the deferred gains (losses) recorded in AOCI on the Consolidated Statements of Changes in Stockholder’s Equity associated with our cash flow interest rate contract hedges were as follows:

(Millions of dollars)
Balance as of December 31, 2013, net of tax of $3	$(5)
Gains (losses) deferred during the period, net of tax of $2	(5)
(Gains) losses reclassified to earnings, net of tax of $1	3
Balance as of September 30, 2014, net of tax of $4	$(7)

(Millions of dollars)
Balance as of December 31, 2012, net of tax of $4	$(8)
Gains (losses) deferred during the period, net of tax of $0	—
(Gains) losses reclassified to earnings, net of tax of $1	3
Balance as of September 30, 2013, net of tax of $3	$(5)

UNAUDITED

The effect of derivatives designated as hedging instruments on the Consolidated Statements of Profit was as follows:

Fair Value Hedges
(Millions of dollars)
		Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts	Other income (expense)	$(19)	$18	$(9)	$13

		Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts	Other income (expense)	$(38)	$37	$(87)	$89

Cash Flow Hedges
(Millions of dollars)
Three Months Ended September 30, 2014
	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(2)	$—
Interest rate contracts	Other income (expense)	—	—
		$(2)	$—

Three Months Ended September 30, 2013
	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(1)	$—
Interest rate contracts	Other income (expense)	—	—
		$(1)	$—

Nine Months Ended September 30, 2014
	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(4)	$—
Interest rate contracts	Other income (expense)	—	—
		$(4)	$—

Nine Months Ended September 30, 2013
	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(4)	$—
Interest rate contracts	Other income (expense)	—	—
		$(4)	$—

UNAUDITED

The effect of derivatives not designated as hedging instruments on the Consolidated Statements of Profit was as follows:

Undesignated Derivatives
(Millions of dollars)		Three Months Ended September 30,
	Classification	2014	2013
Foreign exchange contracts	Other income (expense)	$(25)	$3
Cross currency contracts	Other income (expense)	6	—
Interest rate contracts	Other income (expense)	—	(1)
		$(19)	$2

		Nine Months Ended September 30,
	Classification	2014	2013
Foreign exchange contracts	Other income (expense)	$(35)	$(3)
Cross currency contracts	Other income (expense)	(1)	7
Interest rate contracts	Other income (expense)	—	(1)
		$(36)	$3

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

Collateral is generally not required of the counterparties or us under the master netting agreements. As of September 30, 2014 and December 31, 2013, no cash collateral was received or pledged under the master netting agreements.

The effect of the net settlement provisions of the master netting agreements on our derivative balances upon an event of default or a termination event was as follows:

Offsetting of Derivative Assets and Liabilities
(Millions of dollars)
	September 30, 2014	December 31, 2013
Derivative Assets
Gross Amount of Recognized Assets	$105	$138
Gross Amounts Offset	—	—
Net Amount of Assets(1)	105	138
Gross Amounts Not Offset
Financial Instruments	(15)	(9)
Cash Collateral Received	—	—
Net Amount	$90	$129

Derivative Liabilities
Gross Amount of Recognized Liabilities	$(31)	$(10)
Gross Amounts Offset	—	—
Net Amount of Liabilities(1)	(31)	(10)
Gross Amounts Not Offset
Financial Instruments	15	9
Cash Collateral Pledged	—	—
Net Amount	$(16)	$(1)

(1) As presented in the Consolidated Statements of Financial Position.

UNAUDITED

6.	Segment Information

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

•	Timing - Timing differences in the recognition of costs between operating segment reporting and consolidated external reporting.

•	Methodology - Methodology differences between our operating segment reporting and our consolidated external reporting are as follows:

◦	Segment assets include off-balance sheet managed assets for which we typically maintain servicing responsibilities.

◦	The impact of the difference between the actual leverage and the segment leverage ratios is included as a methodology difference.

◦	Interest expense includes realized forward points on foreign currency forward contracts, with the mark-to-market elements of the forward exchange contracts included as a methodology difference.

◦	The net gain or loss from interest rate derivatives is included as a methodology difference.

◦	The profit attributable to noncontrolling interests is considered a component of segment profit.

As noted above, the operating segment information is presented on a management-reporting basis. Unlike financial reporting, there is no authoritative guidance for management reporting equivalent to U.S. GAAP.

UNAUDITED

Supplemental segment data and reconciliations to consolidated external reporting for the three months ended September 30 was as follows:

(Millions of dollars) 2014	Revenues	Segment Profit	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Segment Assets at September 30, 2014	Capital expenditures
North America	$274	$97	$61	$94	$(4)	$13,302	$308
Europe and CPF	126	30	21	25	18	7,797	41
Asia/Pacific	94	32	30	6	9	4,973	6
Latin America	125	37	34	33	8	4,845	22
Mining	116	18	16	68	6	3,242	50
Total Segments	735	214	162	226	37	34,159	427
Unallocated	15	(22)	12	—	(1)	1,623	—
Timing	(7)	(5)	—	—	2	28	—
Methodology	—	10	(16)	—	—	(218)	—
Inter-segment Eliminations	—	—	—	—	—	(212)	—
Total	$743	$197	$158	$226	$38	$35,380	$427

2013	Revenues	Segment Profit	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Segment Assets at December 31, 2013	Capital expenditures
North America	$242	$77	$64	$73	$(1)	$12,160	$212
Europe and CPF	128	25	26	22	25	8,068	80
Asia/Pacific	97	36	35	6	4	5,251	8
Latin America	100	19	29	24	13	4,947	60
Mining	122	23	20	74	(2)	3,441	113
Total Segments	689	180	174	199	39	33,867	473
Unallocated	16	(20)	14	—	3	1,595	—
Timing	(6)	1	—	—	(2)	68	—
Methodology	—	3	(9)	—	—	(189)	—
Inter-segment Eliminations	—	—	—	—	—	(227)	—
Total	$699	$164	$179	$199	$40	$35,114	$473

UNAUDITED

Supplemental segment data and reconciliations to consolidated external reporting for the nine months ended September 30 was as follows:

(Millions of dollars) 2014	Revenues	Segment Profit	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Segment Assets at September 30, 2014	Capital expenditures
North America	$786	$264	$176	$261	$5	$13,302	$786
Europe and CPF	379	105	68	76	37	7,797	105
Asia/Pacific	281	104	88	18	23	4,973	23
Latin America	342	100	98	86	12	4,845	82
Mining	362	51	50	211	27	3,242	208
Total Segments	2,150	624	480	652	104	34,159	1,204
Unallocated	53	(56)	35	1	2	1,623	1
Timing	(21)	(7)	—	—	—	28	1
Methodology	—	26	(40)	—	—	(218)	—
Inter-segment Eliminations	—	—	—	—	—	(212)	—
Total	$2,182	$587	$475	$653	$106	$35,380	$1,206

2013	Revenues	Segment Profit	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Segment Assets at December 31, 2013	Capital expenditures
North America	$703	$212	$195	$214	$(4)	$12,160	$527
Europe and CPF	370	92	80	61	51	8,068	180
Asia/Pacific	306	116	103	19	10	5,251	32
Latin America	311	78	102	66	24	4,947	184
Mining	350	61	61	197	12	3,441	335
Total Segments	2,040	559	541	557	93	33,867	1,258
Unallocated	53	(56)	44	1	1	1,595	1
Timing	(19)	(29)	—	—	(3)	68	1
Methodology	—	16	(28)	—	—	(189)	—
Inter-segment Eliminations	—	—	—	—	—	(227)	—
Total	$2,074	$490	$557	$558	$91	$35,114	$1,260

7.	Guarantees

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

No significant loss has been experienced or is anticipated under any of these guarantees.  At September 30, 2014 and December 31, 2013, the related liability was $1 million. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees was $56 million and $55 million at September 30, 2014 and December 31, 2013, respectively.

UNAUDITED

We provide guarantees to repurchase certain loans of Caterpillar dealers from a special purpose corporation (SPC) that qualifies as a VIE (see Note 1 for additional information regarding the accounting guidance on the consolidation of VIEs).  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  We have a loan purchase agreement with the SPC that obligates us to purchase certain loans that are not paid at maturity.  We receive a fee for providing this guarantee, which provides a source of liquidity for the SPC.  We are the primary beneficiary of the SPC as our guarantees result in us having both the power to direct the activities that most significantly impact the SPC's economic performance and the obligation to absorb losses and therefore we have consolidated the financial statements of the SPC.  As of September 30, 2014 and December 31, 2013, the SPC’s assets of $1.12 billion and $1.01 billion, respectively, are primarily comprised of loans to dealers, which are included in Retail notes receivable in the Consolidated Statements of Financial Position, and the SPC's liabilities of $1.12 billion and $1.01 billion, respectively, are primarily comprised of commercial paper, which is included in Short-term borrowings in the Consolidated Statements of Financial Position.  The assets of the SPC are not available to pay our creditors. We may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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

UNAUDITED

Assets and liabilities measured on a recurring basis at fair value included in our Consolidated Statements of Financial Position are summarized below:

(Millions of dollars)
	September 30, 2014
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Assets
Derivative financial instruments, net	$—	$74	$—	$74
Total Assets	$—	$74	$—	$74
Liabilities
Guarantees	$—	$—	$1	$1
Total Liabilities	$—	$—	$1	$1

	December 31, 2013
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Assets
Derivative financial instruments, net	$—	$128	$—	$128
Total Assets	$—	$128	$—	$128
Liabilities
Guarantees	$—	$—	$1	$1
Total Liabilities	$—	$—	$1	$1

Below are roll-forwards of liabilities measured at fair value using Level 3 inputs for the nine months ended September 30, 2014 and 2013. These instruments were valued using pricing models that, in management’s judgment, reflect the assumptions of a marketplace participant.

(Millions of dollars)	Guarantees
Balance as of December 31, 2013	$1
Issuance of guarantees	—
Expiration of guarantees	—
Balance as of September 30, 2014	$1

(Millions of dollars)	Guarantees
Balance as of December 31, 2012	$2
Issuance of guarantees	2
Expiration of guarantees	(1)
Balance as of September 30, 2013	$3

Impaired loans
In addition to the amounts above, our impaired loans are subject to measurement at fair value on a nonrecurring basis. A loan is considered impaired when management determines that collection of contractual amounts due is not probable. In these cases, an Allowance for credit losses may be established based primarily on the fair value of associated collateral. As the collateral's fair value is based on observable market prices and/or current appraised values, the impaired loans are classified as Level 2 measurements. We had impaired loans carried at the fair value of the underlying collateral value of $250 million and $88 million as of September 30, 2014 and December 31, 2013, respectively.

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
Short-term borrowings – carrying amount approximated fair value.
Long-term debt – fair value for fixed and floating-rate debt was estimated based on quoted market prices.

Please refer to the table below for the fair values of our financial instruments.

(Millions of dollars)	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Cash and cash equivalents	$1,070	$1,070	$1,320	$1,320	1
Foreign currency contracts:
In a receivable position	$10	$10	$7	$7	2	Note 5
In a payable position	$(22)	$(22)	$(4)	$(4)	2	Note 5
Cross currency contracts
In a receivable position	$12	$12	$9	$9	2	Note 5
Finance receivables, net (excluding finance leases(1))	$21,201	$20,803	$20,657	$20,459	2	Note 4
Restricted cash and cash equivalents(2)	$14	$14	$17	$17	1
Short-term borrowings	$(4,429)	$(4,429)	$(3,663)	$(3,663)	1
Long-term debt	$(24,843)	$(25,357)	$(25,329)	$(25,849)	2
Interest rate swaps:
In a net receivable position	$83	$83	$122	$122	2	Note 5
In a net payable position	$(9)	$(9)	$(6)	$(6)	2	Note 5
Guarantees	$(1)	$(1)	$(1)	$(1)	3	Note 7

(1)As of September 30, 2014 and December 31, 2013, represents finance leases with a net carrying value of $7.98 billion and $8.02 billion, respectively.
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

The Provision for income taxes reflects an estimated annual tax rate of 26 percent in the third quarter of 2014 compared with 27 percent in the third quarter of 2013. The decrease in rate is primarily due to changes in the geographic mix of pre-tax profits. The 2013 estimated annual tax rate of 27 percent excludes a benefit of $7 million, reflecting the impact of the American Taxpayer Relief Act.

UNAUDITED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below reflects revisions to the prior period financial statements for the correction of immaterial errors as described in Note 1 to the consolidated financial statements.

OVERVIEW:  THIRD QUARTER 2014 VS. THIRD QUARTER 2013

We reported third-quarter 2014 revenues of $743 million, an increase of $44 million, or 6 percent, compared with the third quarter of 2013. Third-quarter 2014 profit after tax was $148 million, a $31 million, or 26 percent, increase from the third quarter of 2013.

•	The increase in revenues was primarily due to a $37 million favorable impact from higher average earning assets.

•
Profit before income taxes was $197 million for the third quarter of 2014, compared with $164 million for the third quarter of 2013. The increase was primarily due to a $23 million improvement on net yield on average earning assets and a $16 million favorable impact from higher average earning assets.

•
The provision for income taxes reflects an estimated annual tax rate of 26 percent in the third quarter of 2014, compared with 27 percent in the third quarter of 2013. The decrease in rate is primarily due to changes in the geographic mix of pre-tax profits.

•
During the third quarter of 2014, retail new business volume was $3.13 billion, a decrease of $38 million, or 1 percent, from the third quarter of 2013. The decrease was primarily related to lower volume in Mining, partially offset by increases in Cat equipment sales in North America.

•
At the end of the third quarter of 2014, past dues were 2.81 percent, compared with 2.77 percent at the end of the second quarter of 2014, 2.47 percent at the end of 2013 and 2.51 percent at the end of the third quarter of 2013. The increase reflects higher past dues in the Latin American, Asia/Pacific and European portfolios. Write-offs, net of recoveries, were $16 million for the third quarter of 2014, compared with $58 million for the third quarter of 2013.

•
As of September 30, 2014, our allowance for credit losses totaled $405 million or 1.37 percent of net finance receivables, compared with $395 million or 1.30 percent of net finance receivables as of June 30, 2014, $387 million or 1.33 percent of net finance receivables at year-end 2013 and $412 million or 1.43 percent of net finance receivables as of September 30, 2013.

UNAUDITED

REVIEW OF CONSOLIDATED STATEMENTS OF PROFIT
THREE MONTHS ENDED SEPTEMBER 30, 2014 VS. THREE MONTHS ENDED SEPTEMBER 30, 2013

REVENUES
Retail revenue for the third quarter of 2014 was $348 million, an increase of $5 million from the same period in 2013. The increase was due to a $13 million favorable impact from higher average earning assets, partially offset by an $8 million unfavorable impact from lower interest rates on new and existing retail finance receivables. For the quarter ended September 30, 2014, retail average earning assets were $25.32 billion, an increase of $1.08 billion from the same period in 2013. The annualized average yield was 5.50 percent for the third quarter of 2014, compared with 5.66 percent for the third quarter of 2013.

Operating lease revenue for the third quarter of 2014 was $279 million, an increase of $40 million from the same period in 2013. The increase was due to a $33 million favorable impact from higher average earning assets and a $7 million favorable impact from higher average financing rates on operating leases.

Wholesale revenue for the third quarter of 2014 was $78 million, an increase of $6 million from the same period in 2013. The increase was due to a favorable impact from higher average earning assets. For the quarter ended September 30, 2014, wholesale average earning assets were $4.77 billion, an increase of $333 million from the same period in 2013. The annualized average yield was 6.59 percent for the third quarter of 2014, compared with 6.52 percent for the third quarter of 2013.

Other revenue, net, items were as follows:

(Millions of dollars)	Three Months Ended September 30,
	2014	2013
Finance receivable and operating lease fees (including late charges)	$17	$21
Fees on committed credit facility extended to Caterpillar	10	10
Interest income on Notes Receivable from Caterpillar	4	4
Net gain on returned or repossessed equipment	1	6
Miscellaneous other revenue, net	6	4
Total Other revenue, net	$38	$45

EXPENSES
Interest expense for the third quarter of 2014 was $158 million, a decrease of $21 million from the same period in 2013. This decrease was primarily due to a reduction of 32 basis points in the average cost of borrowing to 2.06 percent for the third quarter of 2014, down from 2.38 percent for the third quarter of 2013, partially offset by the impact of a 3 percent increase in average borrowings.

Depreciation expense on equipment leased to others was $226 million, up $27 million from the third quarter of 2013 due to an increase in the average operating lease portfolio.

General, operating and administrative expenses were $108 million for the third quarter of 2014, compared with $106 million for the same period in 2013.

Provision for credit losses was $38 million for the third quarter of 2014, compared with $40 million for the same period in 2013. The decrease was primarily due to a decrease in provision expense for finance receivables due to a decrease in write-offs, net of recoveries, partially offset by an unfavorable impact from changes in the allowance rate and growth in the portfolio. Write-offs, net of recoveries, were $16 million for the third quarter of 2014, compared with $58 million for the third quarter of 2013.

Other expenses were $9 million for the third quarter of 2014, up $3 million from the same period in 2013.

UNAUDITED

Other income (expense) items were as follows:

(Millions of dollars)	Three Months Ended September 30,
	2014	2013
Net gain (loss) from interest rate derivatives	$(1)	$1
Net currency exchange loss, including forward points	(6)	(6)
Total Other income (expense)	$(7)	$(5)

The Provision for income taxes was $47 million for the third quarter of 2014, compared with $44 million for the third quarter of 2013. The Provision for income taxes reflects an estimated annual tax rate of 26 percent in the third quarter of 2014, compared with 27 percent in the third quarter of 2013. The decrease in rate is primarily due to changes in the geographic mix of pre-tax profits.

PROFIT
As a result of the performance discussed above, profit after tax was $148 million for the third quarter of 2014, an increase of $31 million, or 26 percent, from the third quarter of 2013.
NINE MONTHS ENDED SEPTEMBER 30, 2014 VS. NINE MONTHS ENDED SEPTEMBER 30, 2013

REVENUES
Retail revenue for the first nine months of 2014 was $1.03 billion, a decrease of $11 million from the same period in 2013. The decrease was due to a $50 million unfavorable impact from lower interest rates on new and existing retail finance receivables, partially offset by a $39 million favorable impact from higher average earning assets. For the nine months ended September 30, 2014, retail average earning assets were $24.98 billion, an increase of $912 million from the same period in 2013. The annualized average yield was 5.50 percent for the first nine months of 2014, compared with 5.77 percent for the same period in 2013.

Operating lease revenue for the first nine months of 2014 was $797 million, an increase of $108 million from the same period in 2013. The increase was due to a favorable impact from higher average earning assets.

Wholesale revenue for the first nine months of 2014 was $234 million, an increase of $5 million from the same period in 2013. The increase was due to a $6 million favorable impact from higher average earning assets, partially offset by a $1 million unfavorable impact from lower interest rates on new and existing wholesale finance receivables. For the nine months ended September 30, 2014, wholesale average earning assets were $4.77 billion, an increase of $119 million from the same period in 2013. The annualized average yield was 6.56 percent for the first nine months of 2014, compared with 6.59 percent for the same period in 2013.

Other revenue, net, items were as follows:

(Millions of dollars)	Nine Months Ended September 30,
	2014	2013
Finance receivable and operating lease fees (including late charges)	$56	$59
Fees on committed credit facility extended to Caterpillar	30	30
Interest income on Notes Receivable from Caterpillar	14	14
Net loss on returned or repossessed equipment	(1)	(5)
Miscellaneous other revenue, net	21	16
Total Other revenue, net	$120	$114

UNAUDITED

EXPENSES
Interest expense for the first nine months of 2014 was $475 million, a decrease of $82 million from the same period in 2013. This decrease was primarily due to a reduction of 43 basis points in the average cost of borrowing to 2.07 percent for the first nine months of 2014, down from 2.50 percent for the first nine months of 2013, partially offset by the impact of a 3 percent increase in average borrowings.

Depreciation expense on equipment leased to others was $653 million, up $95 million from the first nine months of 2013 due to an increase in the average operating lease portfolio.

General, operating and administrative expenses were $321 million for the first nine months of 2014, compared with $317 million for the same period in 2013.

Provision for credit losses was $106 million for the first nine months of 2014, compared with $91 million for the same period in 2013. The increase was primarily due to an increase in provision expense for finance receivables resulting from an unfavorable impact from changes in the allowance rate and growth in the portfolio, partially offset by a decrease in write-offs, net of recoveries. This increase was partially offset by a decrease in provision expense for miscellaneous receivables.

At the end of the third quarter of 2014, past dues were 2.81 percent, compared with 2.77 percent at the end of the second quarter of 2014, 2.47 percent at the end of 2013 and 2.51 percent at the end of the third quarter of 2013. The increase reflects higher past dues in the Latin American, Asia/Pacific and European portfolios. Write-offs, net of recoveries, were $74 million for the first nine months of 2014, compared with $95 million for the same period in 2013. Total non-performing finance receivables, which represent finance receivables currently over 120 days past due and/or on non-accrual status or in bankruptcy, were $563 million and $456 million at September 30, 2014 and December 31, 2013, respectively. Total non-performing finance receivables as a percentage of total finance receivables were 1.90 percent and 1.57 percent at September 30, 2014 and December 31, 2013, respectively.

Our Allowance for credit losses as of September 30, 2014 was $405 million or 1.37 percent of net finance receivables compared with $387 million or 1.33 percent as of December 31, 2013. The increase is primarily due to an allowance increase tied to adverse political and economic developments in several markets that we currently serve, partially offset by write-offs taken in the first nine months of 2014. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and current economic conditions. We believe our allowance is sufficient to provide for losses inherent in our existing finance receivable portfolio as of September 30, 2014.

Other expenses were $24 million for the first nine months of 2014, up $8 million from the same period in 2013.

Other income (expense) items were as follows:

(Millions of dollars)	Nine Months Ended September 30,
	2014	2013
Net gain (loss) from interest rate derivatives	$(4)	$2
Net currency exchange loss, including forward points	(12)	(47)
Total Other income (expense)	$(16)	$(45)

The Provision for income taxes was $153 million for the first nine months of 2014, compared with $126 million for the same period in 2013. The Provision for income taxes reflects an estimated annual tax rate of 26 percent for the nine months ended September 30, 2014 compared with 27 percent for the nine months ended September 30, 2013. The decrease in rate is primarily due to changes in the geographic mix of pre-tax profits. The 2013 estimated annual tax rate of 27 percent excludes a benefit of $7 million, reflecting the impact of the American Taxpayer Relief Act.

PROFIT
As a result of the performance discussed above, profit after tax was $427 million for the first nine months of 2014, an increase of $72 million, or 20 percent, from the first nine months of 2013.

UNAUDITED

REVIEW OF CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

ASSETS
Total assets were $35.38 billion as of September 30, 2014, an increase of $266 million, or 1 percent, from December 31, 2013, primarily due to an increase in net finance receivables, partially offset by a decrease in our cash position.

New Business Volume
New retail financing for the nine months ended September 30, 2014 was $8.21 billion, a decrease of $24 million, from the same period in 2013. New operating lease activity (which is substantially related to retail) for the nine months ended September 30, 2014 was $1.20 billion, a decrease of $57 million, or 5 percent, from the same period in 2013. New operating lease activity decreased primarily due to decreased rentals of Cat equipment. New wholesale financing activity for the nine months ended September 30, 2014 was $29.62 billion, an increase of $3.64 billion, or 14 percent, from the same period in 2013. New wholesale financing increased primarily due to increases in purchases of trade receivables from Caterpillar.

Off-Balance Sheet Managed Assets
We manage and service receivables and leases that have been sold to third parties with limited or no recourse to us to mitigate the concentration of credit risk with certain customers. These receivables/leases are not available to pay our creditors.

Off-balance sheet managed assets were as follows:

(Millions of dollars)
	September 30, 2014	December 31, 2013
Retail notes receivable	$126	$126
Operating leases	86	61
Retail finance leases	67	103
Retail installment sale contracts	39	32
Total off-balance sheet managed assets	$318	$322

UNAUDITED

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity provide us with the ability to meet our financial obligations on a timely basis.  Maintaining and managing adequate capital and liquidity resources includes management of funding sources and their utilization based on current, future and contingent needs. Throughout the third quarter of 2014, we experienced favorable liquidity conditions. We intend to maintain a strong cash and liquidity position. We ended the third quarter of 2014 with $1.07 billion of cash, a decrease of $250 million from year-end 2013. Our cash balances are held in numerous locations throughout the world with approximately $465 million held by our non-U.S. subsidiaries. Amounts held outside the United States are available for general corporate use and could be used in the United States without incurring significant additional U.S. taxes. We expect to meet our United States funding needs without repatriating undistributed profits that are indefinitely reinvested outside the United States. We do not generate material funding through structured finance transactions.

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

Total borrowings outstanding as of September 30, 2014 were $30.39 billion, an increase of $278 million over December 31, 2013, primarily due to increasing portfolio balances. Outstanding borrowings were as follows:

(Millions of dollars)	September 30, 2014	December 31, 2013
Medium-term notes, net of unamortized discount	$23,327	$23,846
Commercial paper, net of unamortized discount	3,344	2,502
Bank borrowings – long-term	1,516	1,483
Bank borrowings – short-term	488	545
Variable denomination floating rate demand notes	597	616
Notes payable to Caterpillar	1,116	1,118
Total outstanding borrowings	$30,388	$30,110

Medium-term notes
We issue medium-term unsecured notes through securities dealers or underwriters in the U.S., Canada, Europe, Australia, Japan, Hong Kong, Argentina and Mexico to both retail and institutional investors. These notes are offered in several currencies and with a variety of maturities. These notes are senior unsecured obligations of the Company. Medium-term notes outstanding as of September 30, 2014, mature as follows:

(Millions of dollars)
2014	$932
2015	5,923
2016	5,054
2017	5,090
2018	2,294
Thereafter	4,034
Total	$23,327

Medium-term notes issued totaled $4.88 billion and redeemed totaled $5.03 billion for the nine months ended September 30, 2014.

UNAUDITED

Commercial paper
We issue unsecured commercial paper in the U.S., Europe and other international capital markets.  These short-term promissory notes are issued on a discounted basis and are payable at maturity.

Revolving credit facilities
We have three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and us for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of September 30, 2014 was $7.75 billion.

•	In September 2014, we renewed the 364-day facility. The 364-day facility of $3.15 billion (of which $2.33 billion is available to us) now expires in September 2015.

•
In September 2014, we amended and extended the 2010 four-year facility. The 2010 four-year facility, as amended, of $2.73 billion (of which $2.01 billion is available to us) now expires in September 2017.

•
In September 2014, we amended and extended the 2011 five-year facility. The 2011 five-year facility, as amended, of $4.62 billion (of which $3.41 billion is available to us) now expires in September 2019.

At September 30, 2014, Caterpillar’s consolidated net worth was $22.79 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined in the Credit Facility as the consolidated stockholders' equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income/(loss).

At September 30, 2014, our covenant interest coverage ratio was 2.21 to 1.  This is above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at September 30, 2014, our covenant leverage ratio was 7.89 to 1.  This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event that either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings.  At September 30, 2014 and December 31, 2013, there were no borrowings under the Credit Facility.

Bank borrowings
Credit lines with banks as of September 30, 2014 totaled $4.20 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements.  The remaining available credit commitments may be withdrawn any time at the lenders' discretion.  As of September 30, 2014 and December 31, 2013, we had $2.00 billion and $2.03 billion, respectively, outstanding against these credit lines and were in compliance with all debt covenants under these credit lines.

Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction.  We do not hold reserves to fund the payment of the demand notes.  The notes are offered on a continuous basis by prospectus only.

Notes receivable from/payable to Caterpillar
Under our variable amount lending agreements and other notes receivable with Caterpillar, we may borrow up to $2.33 billion from Caterpillar and Caterpillar may borrow up to $1.29 billion from us.  The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice.  We had notes receivable of $350 million and notes payable of $1.12 billion outstanding under these agreements as of September 30, 2014, compared with notes receivable of $345 million and notes payable of $1.12 billion as of December 31, 2013.

UNAUDITED

Committed credit facility
In addition, in 2011, we extended a $2 billion committed credit facility to Caterpillar, which expires in February 2019.  We receive a fee from Caterpillar based on amounts drawn under the credit facility and a commitment fee for the undrawn amounts under the credit facility.  At September 30, 2014 and December 31, 2013, there were no borrowings under this credit facility.

OFF-BALANCE SHEET ARRANGEMENTS
We lease all of our facilities. In addition, we have potential payment exposure for guarantees issued to third parties totaling $56 million as of September 30, 2014.

CASH FLOWS
Operating cash flow was $1.0 billion in the first nine months of 2014, compared with $715 million for the same period a year ago. Net cash used for investing activities was $1.78 billion for the first nine months of 2014, compared with $1.59 billion for the same period in 2013. The change was primarily due to net intercompany purchased receivables. Net cash provided by financing activities was $589 million for the first nine months of 2014, compared with $853 million for the same period in 2013. The change was primarily due to lower net debt issuances and a higher dividend paid to Caterpillar.

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

Income taxes
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

UNAUDITED

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q may be considered "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements may relate to future events or our future financial performance, which may involve known and unknown risks and uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by any forward-looking statements. From time to time, we may also provide forward-looking statements in oral presentations to the public or in other materials we issue to the public. Forward-looking statements give current expectations or forecasts of future events about the company. You may identify these statements by the fact that they do not relate to historical or current facts and may use words such as "believes," "expects," "estimates," "anticipates," "will," "should," "plan," "project," "intend," "could" and similar words or phrases. These statements are only predictions. Actual events or results may differ materially due to factors that affect international businesses, including changes in economic conditions and disruptions in the global financial and credit markets and changes in laws and regulations (including regulations implemented under the Dodd-Frank Wall Street Reform and Consumer Protection Act) and political stability, as well as factors specific to Cat Financial and the markets we serve, including the market’s acceptance of our products and services, the creditworthiness of our customers, interest rate and currency rate fluctuations and estimated residual values of leased equipment. These risk factors may not be exhaustive. We operate in a continually changing business environment and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. Moreover, we do not assume responsibility for the accuracy and completeness of those statements. Forward-looking statements are qualified in their entirety by reference to the factors discussed under the captions "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K/A filed with the Securities and Exchange Commission (SEC) on November 14, 2014 for the year ended December 31, 2013, as supplemented in our Form 10-Q/A filings with the SEC on November 14, 2014 and in this Form 10-Q filing. We do not undertake to update our forward-looking statements.

UNAUDITED

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2014 due to the material weakness in internal control over financial reporting relating to our Allowance for credit losses discussed below. Notwithstanding the material weakness, management has concluded that our consolidated financial statements for the periods covered by and included in this Form 10-Q are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America.

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

The material weakness described above resulted in immaterial adjustments to our Allowance for credit losses, deferred tax accounts, Provision for credit losses, and income tax expense, as well as related financial statement disclosures and revisions to our consolidated financial statements and disclosures for the quarter ended September 30, 2014. Accordingly, the material weakness did not result in a material misstatement of our consolidated financial statements and disclosures for the quarter ended September 30, 2014. Additionally, this material weakness could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected.

Changes in Internal Control over Financial Reporting
During the third quarter of 2014, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Credit Agreement (2014 364-Day Credit Agreement), dated as of September 11, 2014, among the Company, Caterpillar Inc., Caterpillar International Finance Limited and Caterpillar Finance Corporation, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank International plc, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed September 16, 2014).

10.2
Local Currency Addendum, dated as of September 11, 2014, to the 2014 364-Day Credit Agreement (incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K filed September 16, 2014).

10.3
Japan Local Currency Addendum, dated as of September 11, 2014, to the 2014 364-Day Credit Agreement (incorporated by reference from Exhibit 99.3 to the Company’s Current Report on Form 8-K filed September 16, 2014).

10.4
Omnibus Amendment No. 4, dated as of September 11, 2014, to the Credit Agreement (4-Year Facility), dated as of September 16, 2010 and Amendment No. 2 to Local Currency Addendum to the 4-Year Facility, by and among the Company, Caterpillar Inc., Caterpillar International Finance Limited and Caterpillar Finance Corporation, the Banks named therein, Local Currency Banks and Japan Local Currency Banks party thereto, Citibank, N.A., as Agent, Citibank International plc, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.4 to the Company’s Current Report on Form 8-K filed September 16, 2014).

10.5
Omnibus Amendment No. 3, dated as of September 11, 2014, to the Credit Agreement (5-Year Facility) and Amendment No. 2 to Local Currency Addendum to the 5-Year Facility, dated as of September 15, 2011, by and among the Company, Caterpillar Inc., Caterpillar International Finance Limited and Caterpillar Finance Corporation, the Banks named therein, Local Currency Banks and Japan Local Currency Banks party thereto, Citibank, N.A., as Agent, Citibank International plc, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.5 to the Company’s Current Report on Form 8-K filed September 16, 2014).

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

10.1
Credit Agreement (2014 364-Day Credit Agreement), dated as of September 11, 2014, among the Company, Caterpillar Inc., Caterpillar International Finance Limited and Caterpillar Finance Corporation, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank International plc, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed September 16, 2014).

10.2
Local Currency Addendum, dated as of September 11, 2014, to the 2014 364-Day Credit Agreement (incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K filed September 16, 2014).

10.3
Japan Local Currency Addendum, dated as of September 11, 2014, to the 2014 364-Day Credit Agreement (incorporated by reference from Exhibit 99.3 to the Company’s Current Report on Form 8-K filed September 16, 2014).

10.4
Omnibus Amendment No. 4, dated as of September 11, 2014, to the Credit Agreement (4-Year Facility), dated as of September 16, 2010 and Amendment No. 2 to Local Currency Addendum to the 4-Year Facility, by and among the Company, Caterpillar Inc., Caterpillar International Finance Limited and Caterpillar Finance Corporation, the Banks named therein, Local Currency Banks and Japan Local Currency Banks party thereto, Citibank, N.A., as Agent, Citibank International plc, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.4 to the Company’s Current Report on Form 8-K filed September 16, 2014).

10.5
Omnibus Amendment No. 3, dated as of September 11, 2014, to the Credit Agreement (5-Year Facility) and Amendment No. 2 to Local Currency Addendum to the 5-Year Facility, dated as of September 15, 2011, by and among the Company, Caterpillar Inc., Caterpillar International Finance Limited and Caterpillar Finance Corporation, the Banks named therein, Local Currency Banks and Japan Local Currency Banks party thereto, Citibank, N.A., as Agent, Citibank International plc, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.5 to the Company’s Current Report on Form 8-K filed September 16, 2014).

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