Form 10-K
period 2014-12-31
CATERPILLAR FINANCIAL SERVICES CORP
filed 2015-02-17
CIK 764764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2014

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________.
Commission File No. 001-11241
CATERPILLAR FINANCIAL SERVICES CORPORATION (Exact name of Registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	37-1105865 (I.R.S. Employer Identification No.)
2120 West End Ave., Nashville, Tennessee (Address of principal executive offices)	37203-0001 (Zip Code)
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
Yes [    ]   No [✓]

As of February 17, 2015, one share of common stock of the registrant was outstanding, which is owned by Caterpillar Inc.

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

The Company’s retail leases and installment sale contracts (totaling 52 percent*) include:

•
Tax leases that are classified as either operating or finance leases for financial accounting purposes, depending on the characteristics of the lease.  For tax purposes, we are considered the owner of the equipment (15 percent*).

•
Finance (non-tax) leases, where the lessee for tax purposes is considered to be the owner of the equipment during the term of the lease, that either require or allow the customer to purchase the equipment for a fixed price at the end of the term (18 percent*).

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

*Indicates the percentage of total portfolio as of December 31, 2014.  We define total portfolio as total net finance receivables plus equipment on operating leases, less accumulated depreciation.

Competitive Environment

We operate in a highly competitive environment, with financing for users of Caterpillar equipment available through a variety of sources, principally commercial banks and finance and leasing companies.  Our competitors include Wells Fargo Equipment Finance Inc., General Electric Capital Corporation and various other banks and finance companies.  In addition, many of the manufacturers that compete with Caterpillar also own financial subsidiaries such as Volvo Financial Services, Komatsu Financial L.P. and John Deere Capital Corporation that utilize below market interest rate programs (funded by the manufacturer) to assist machine sales.  We work with Caterpillar to provide a broad array of financial merchandising programs around the world in order to offer below market interest rates.

We provide financing only when acceptable criteria are met.  Credit decisions are based upon, among other factors, the customer's credit history, financial strength and intended use of equipment.  We typically maintain a security interest in retail financed equipment and require physical damage insurance coverage on financed equipment.  We continue to finance a significant portion of Caterpillar dealers' sales and inventory of Caterpillar products throughout the world (see Note 15 of Notes to Consolidated Financial Statements for more information regarding our segments and geographic areas).  We participate in certain marketing programs sponsored by Caterpillar and/or Caterpillar dealers that allow us to offer financing to customers at interest rates that are below market rates.  Under these programs, Caterpillar, or the dealer, funds an amount at the outset of the transaction, which we then recognize as revenue over the term of the financing.  These marketing programs provide us with a significant competitive advantage in financing Caterpillar products.

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

Employment

As of December 31, 2014, the Company had 1,802 full-time employees, an increase of 2 percent from December 31, 2013.

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

Failure to maintain our credit ratings would increase our cost of borrowing and could adversely affect our access to capital markets
Caterpillar and Cat Financial's costs of borrowing and ability to access the capital markets are affected not only by market conditions but also by the short-term and long-term debt ratings assigned to our respective debt by the major credit rating agencies.  These ratings are based, in significant part, on each of Caterpillar's and Cat Financial's performance as measured by financial metrics such as interest coverage and leverage ratios, as well as transparency with rating agencies and timeliness of financial reporting.   There can be no assurance that Caterpillar or Cat Financial will be able to maintain their credit ratings. Although Caterpillar and Cat Financial have committed credit facilities to provide liquidity, any downgrades of our credit ratings could increase our cost of borrowing and could adversely affect our liquidity, competitive position and access to the capital markets, including restricting, in whole or in part, our access to the commercial paper market.  There can be no assurance that the commercial paper market will continue to be a reliable source of short-term financing for Cat Financial or an available source of short-term financing for Caterpillar.  An inability to access the capital markets could have a material adverse effect on our cash flows, results of operations and financial condition.
Changes in interest rates, foreign currency exchange rates or market liquidity conditions could adversely affect our earnings and/or cash flows
Changes in interest rates, foreign currency exchange rates and market liquidity conditions could have a material adverse effect on our earnings and cash flows. Because our financial results are reported in U.S. dollars, but our operations are conducted internationally, currency exchange rates can have a significant impact on our results.  Additionally, because a significant number of our loans are made at fixed interest rates, our business is subject to fluctuations in interest rates.  Changes in market interest rates may influence our financing costs, returns on financial investments and the valuation of derivative contracts and could reduce our earnings and/or cash flows.  In addition, because we make a significant number of loans in currencies other than the U.S. dollar, fluctuations in foreign currency exchange rates could also reduce our earnings and cash flows.  We also rely on a number of diversified global debt capital markets and funding programs to provide liquidity for our global operations, including commercial paper, medium-term notes, retail notes, variable denomination floating rate demand notes and bank loans.  Significant changes in market liquidity conditions could impact our access to funding and the associated funding cost and reduce our earnings and cash flows.
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
A decrease in the residual value of the equipment that we finance could adversely affect our results
Declines in the residual value of equipment financed by us may reduce our earnings.  The residual value of leased equipment is determined based on its estimated end-of-term market value at the time of the expiration of the lease term.  We estimate the residual value of leased equipment at the inception of the lease based on a number of factors, including historical wholesale market sales prices, past remarketing experience and any known significant market/product trends.  If estimated end-of-term market values significantly decline due to economic factors, obsolescence or other adverse circumstances, we may not realize such residual value, which could reduce our earnings, either through an increase in depreciation expense or a decrease in finance revenue.

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

Changes in the marketing, operational or administrative support that we receive from Caterpillar could adversely affect our results
We participate in certain marketing programs sponsored by Caterpillar and/or Caterpillar dealers that allow us to offer financing to customers at interest rates that are below market rates.  These marketing programs provide us with a significant competitive advantage in financing Caterpillar products.  Any change in these marketing programs or reduction in our ability to offer competitively priced financing to customers could reduce the percentage of Caterpillar products financed by us, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.  Caterpillar also provides us with other types of operational and administrative support, such as the administration of employee benefit plans, which is integral to the conduct of our business.  Any changes in the levels of support from Caterpillar could also negatively impact our results.
The success of our business depends on our ability to develop, produce and market quality products and services that meet our customers’ needs
We operate in a highly competitive environment, with financing for users of Caterpillar equipment available through a variety of sources, principally commercial banks and finance and leasing companies.  Increasing competition may adversely affect our business if we are unable to match the products and services of our competitors.  Also, as noted above, any changes to the marketing programs sponsored by Caterpillar and/or Caterpillar dealers, which allow us to offer financing to customers at interest rates that are below market rates, could have a materially adverse effect on our business.
New regulations or changes in financial services regulation could adversely impact our results of operations and financial condition

Our operations are highly regulated by governmental authorities in the locations where we operate, which can impose significant additional costs and/or restrictions on our business. In the U.S. for example, certain of our activities are subject to the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank"). Dodd-Frank was signed into law in July 2010 and is a comprehensive financial reform act that includes extensive provisions regulating the financial services industry. Certain aspects of Dodd-Frank remain to be implemented under the rulemaking and regulatory authority of the Securities and Exchange Commission, the Commodity Futures Trading Commission and federal banking regulators. As such, we have become and could continue to become subject to additional regulatory costs both directly and indirectly, through increased costs of doing business with market intermediaries that are now subject to extensive regulation pursuant to Dodd-Frank and other regulatory initiatives. For example, derivatives dealers may seek to pass to us the cost of any margin, capital or other regulatory requirements to which they become subject under Dodd-Frank or other regulatory reforms. As the regulatory regime is still developing and the rulemaking process has been progressing slowly, the ultimate costs and impact of Dodd-Frank and other regulatory initiatives on our business remains uncertain and may not be known for years. However, such costs could be significant and could have an adverse effect on our results of operations and financial condition. Additional regulations in the U.S. or internationally impacting the financial services industry could also add significant cost or operational constraints that might have an adverse effect on our results of operations and financial condition.

Our global operations are subject to extensive trade and anti-corruption laws and regulations
Due to the international scope of our operations, we are subject to a complex system of laws and regulations, including U.S. regulations issued by the Office of Foreign Assets Control. Any alleged or actual violations may subject us to government scrutiny, investigation and civil and criminal penalties, and may limit our ability to provide financing outside the United States and/or potentially require us to divest portions of our existing portfolio under certain circumstances.  Furthermore, embargoes and sanctions imposed by the U.S. and other governments prohibiting providing financing to specific persons or countries exposes us to criminal and civil sanctions. We cannot predict the nature, scope or effect of future regulatory requirements to which our operations might be subject or the manner in which existing laws might be administered or interpreted.
In addition, the U.S. Foreign Corrupt Practices Act and similar anti-corruption laws of other countries generally prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence foreign government officials for the purpose of obtaining or retaining business, or obtaining an unfair advantage. Recent years have seen a substantial increase in the global enforcement of anti-corruption laws. Our continued operation and expansion outside the United States, including in developing countries, could increase the risk of such violations. Notwithstanding the compliance programs applicable to our international operations, violations of these laws may result in severe criminal or civil sanctions, could disrupt our business, and result in an adverse effect on our reputation, business and results of operations or financial condition.
We may incur additional tax expense or become subject to additional tax exposure
We are subject to income taxes in the United States and numerous foreign jurisdictions, and our domestic and international tax liabilities are dependent upon the distribution of income among these different jurisdictions.  Our Provision for income taxes and related tax payments in the future could be adversely affected by numerous factors, including, but not limited to, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws and regulations. For example, our effective tax rate is reduced due to a provision of United States tax law that defers the imposition of United States tax on certain active financial services income until that income is repatriated to the United States as a dividend. This provision, which expired at the end of 2014, has been extended by Congress multiple times since 1999 but there is no assurance that it will continue to be extended. If this provision is not extended, we expect our effective tax rate to increase significantly after 2015. We are also subject to the continuous examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities.  The results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures may have an adverse effect on the Company’s Provision for income taxes and related tax payments.
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
We have determined that a material weakness exists in our internal control over financial reporting which could, if not remediated, have a material adverse impact on our ability to produce timely and accurate financial statements

We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As previously reported in our 2013 amended Annual Report on Form 10-K/A and also discussed in Item 9A below, we identified a material weakness in our internal control over financial reporting as of September 30, 2014, which we also concluded existed as of December 31, 2013. As a result of this material weakness, we concluded that our internal controls over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2013.
A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. While we have taken a number of actions and continue to devote significant time and attention to remedy the identified material weakness in internal control over financial reporting (see Item 9A for a description of the identified material weakness and related remediation plan), we are still in the process of implementing and testing these processes and procedures and additional time is required to complete implementation and to assess and ensure the sustainability of these procedures and we have therefore concluded that our internal controls over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2014. If we do not complete our remediation in a timely manner or if our remediation plan is inadequate, there will continue to be an increased risk of future material misstatements in our annual or interim financial statements.

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

Our stock is not publicly traded.  Caterpillar Inc. is the owner of our one outstanding share.  Cash dividends of $400 million, $200 million and $250 million were paid to Caterpillar in 2014, 2013 and 2012, respectively.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW:  2014 VS. 2013

We reported revenues of $2.89 billion for 2014, an increase of $100 million, or 4 percent, compared with 2013. Profit after tax was $535 million, a $22 million, or 4 percent, increase from 2013.

•
The increase in revenues was primarily due to a $110 million favorable impact from higher average earning assets, partially offset by a $20 million unfavorable impact from lower average financing rates.

•
Profit before income taxes was $753 million for 2014, compared with $694 million for 2013. The increase was primarily due to a $49 million favorable net impact from higher average earning assets and a $40 million improvement in net yield on average earning assets, partially offset by a $38 million increase in provision for credit losses (largely a result of the absence of a favorable adjustment that occurred during the fourth quarter of 2013).

•
The provision for income taxes reflects an annual tax rate of 28 percent for 2014, compared with 25 percent for 2013. The 2013 annual tax rate of 25 percent excludes a benefit of $7 million, reflecting the impact of the American Taxpayer Relief Act. The increase in the annual tax rate is primarily due to an unfavorable geographic mix of profits from a tax perspective.

•
Retail new business volume for 2014 was $12.68 billion, a decrease of $414 million, or 3 percent, from 2013. The decrease was primarily related to lower volume in Mining and Asia, partially offset by increases in North America.

•	At the end of 2014, past dues were 2.17 percent, compared with 2.81 percent at the end of the third quarter of 2014 and 2.47 percent at the end of 2013.

•
Write-offs, net of recoveries, were $99 million for 2014, compared with $124 million for 2013. Full-year 2014 write-offs, net of recoveries, were 0.35 percent of average annual retail portfolio, compared with 0.46 percent in 2013.

•
At year-end 2014, our allowance for credit losses totaled $401 million or 1.36 percent of net finance receivables, compared with $387 million or 1.33 percent of net finance receivables at year-end 2013. The overall increase of $14 million in allowance for credit losses during the year reflects a $9 million increase associated with the higher allowance rate and a $5 million increase in allowance due to an increase in our net finance receivables portfolio. The higher allowance rate reflects an allowance increase tied to adverse political and economic developments in several markets that we currently serve, partially offset by write-offs taken in 2014.

2014 VS. 2013

REVIEW OF CONSOLIDATED STATEMENTS OF PROFIT

REVENUES
Retail revenue for 2014 was $1.37 billion, a decrease of $21 million from 2013.  The decrease was due to a $64 million unfavorable impact from lower interest rates on retail finance receivables, partially offset by a $43 million favorable impact from higher average earning assets.  For the year ended December 31, 2014, retail average earning assets were $24.93 billion, an increase of $752 million from 2013. The annualized average yield was 5.48 percent for 2014, compared with 5.74 percent in 2013.

Operating lease revenue for 2014 was $1.06 billion, an increase of $109 million from 2013. The increase in operating lease revenue was due to a $122 million favorable impact from higher average earning assets, partially offset by a $13 million unfavorable impact from lower average financing rates on operating leases.

Wholesale revenue for 2014 was $311 million, an increase of $5 million from 2013. The increase was due to a $9 million favorable impact from higher average earning assets, partially offset by a $4 million unfavorable impact from lower interest rates on wholesale finance receivables. For the year ended December 31, 2014, wholesale average earning assets were $4.75 billion, an increase of $127 million from 2013. The annualized average yield was 6.54 percent for 2014, compared with 6.62 percent in 2013.

Other revenue, net, items were as follows:

(Millions of dollars)
	2014	2013
Finance receivable and operating lease fees (including late charges)	$74	$76
Fees on committed credit facility extended to Caterpillar	41	41
Interest income on Notes Receivable from Caterpillar	18	19
Net loss on returned or repossessed equipment	(3)	(14)
Miscellaneous other revenue, net	21	22
Total Other revenue, net	$151	$144

EXPENSES
Interest expense for 2014 was $631 million, a decrease of $103 million from 2013.  This decrease was primarily due to a reduction of 38 basis points in the average cost of borrowing to 2.07 percent for 2014, down from 2.45 percent for 2013, partially offset by the impact of a 2 percent increase in average borrowings.

Depreciation expense on equipment leased to others was $870 million, up $100 million from 2013 due to an increase in the average operating lease portfolio.

General, operating and administrative expenses were $433 million for 2014, compared with $427 million for 2013.

Provision for credit losses was $139 million for 2014 compared with $101 million in 2013. The increase was primarily due to an increase in provision expense for finance receivables, resulting from an unfavorable impact from changes in the allowance rate (largely a result of the absence of a favorable adjustment that occurred during the fourth quarter of 2013) and growth in the portfolio, partially offset by a decrease in write-offs, net of recoveries.  This increase was partially offset by a decrease in provision expense for miscellaneous receivables.

At the end of 2014, past dues were 2.17 percent, compared with 2.81 percent at the end of the third quarter of 2014 and 2.47 percent at the end of 2013. Write-offs, net of recoveries, were $99 million for 2014, compared with $124 million for 2013. Total non-performing finance receivables, which represent finance receivables currently over 120 days past due and/or on non-accrual status or in bankruptcy, were $472 million and $456 million at December 31, 2014 and 2013, respectively. Total non-performing finance receivables as a percentage of total finance receivables were 1.60 percent and 1.57 percent at December 31, 2014 and 2013, respectively.

Our Allowance for credit losses as of December 31, 2014 was $401 million or 1.36 percent of net finance receivables compared with $387 million or 1.33 percent as of December 31, 2013. The higher allowance rate reflects an allowance increase tied to adverse political and economic developments in several markets that we currently serve, partially offset by write-offs taken in 2014. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and current economic conditions. We believe our allowance is sufficient to provide for losses inherent in our existing finance receivable portfolio as of December 31, 2014.

Other expenses, consisting primarily of repossession-related expenses, were $37 million for 2014, compared with $24 million for 2013.

Other income (expense) items were as follows:

(Millions of dollars)
	2014	2013
Net loss from interest rate derivatives	$(6)	$(2)
Net currency exchange loss, including forward points	(16)	(33)
Total Other income (expense)	$(22)	$(35)

The Provision for income taxes was $209 million for 2014, compared with $167 million for 2013.  The Provision for income taxes reflects an annual tax rate of 28 percent for 2014, compared with 25 percent for 2013. The 2013 annual tax rate of 25 percent excludes a benefit of $7 million, reflecting the impact of the American Taxpayer Relief Act. The increase in the annual tax rate is primarily due to an unfavorable geographic mix of profits from a tax perspective.

PROFIT
As a result of the performance discussed above, profit after tax was $535 million for 2014, an increase of $22 million, or 4 percent, from 2013.

REVIEW OF CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

ASSETS
Total assets were $35.18 billion as of December 31, 2014, an increase of $62 million from December 31, 2013, primarily due to an increase in net finance receivables and an increase in equipment on operating leases, net, partially offset by a decrease in our cash position.

New Business Volume
New retail financing for 2014 was $11.12 billion, a decrease of $247 million, or 2 percent, from 2013. New operating lease activity (which is substantially related to retail) for 2014 was $1.61 billion, a decrease of $209 million, or 11 percent, from 2013. New operating lease activity decreased primarily due to lower rentals of Cat equipment. New wholesale financing activity for 2014 was $39.43 billion, an increase of $4.34 billion, or 12 percent, from 2013. New wholesale financing increased primarily due to higher purchases of trade receivables from Caterpillar.

Total Off-Balance Sheet Managed Assets
We manage and service receivables and leases that have been sold to third parties with limited or no recourse to us to mitigate the concentration of credit risk with certain customers.  These receivables/leases are not available to pay our creditors.

Off-balance sheet managed assets as of December 31, were as follows:

(Millions of dollars)
	2014	2013
Retail notes receivable	$121	$126
Operating leases	93	61
Retail finance leases	59	103
Retail installment sale contracts	43	32
Total off-balance sheet managed assets	$316	$322

FOURTH QUARTER 2014 VS. FOURTH QUARTER 2013

CONSOLIDATED STATEMENTS OF PROFIT
(Dollars in Millions)

	Three Months Ended December 31,
	2014	2013
Revenues:
Retail finance	$335	$345
Operating lease	260	259
Wholesale finance	77	77
Other, net	31	30
Total revenues	703	711

Expenses:
Interest	156	177
Depreciation on equipment leased to others	217	212
General, operating and administrative	112	110
Provision for credit losses	33	10
Other	13	8
Total expenses	531	517

Other income (expense)	(6)	10

Profit before income taxes	166	204

Provision for income taxes	56	41

Profit of consolidated companies	110	163

Less: Profit attributable to noncontrolling interests	2	5

Profit[1]	$108	$158

1 Profit attributable to Caterpillar Financial Services Corporation.

THREE MONTHS ENDED DECEMBER 31, 2014 VS. THREE MONTHS ENDED DECEMBER 31, 2013

REVIEW OF CONSOLIDATED STATEMENTS OF PROFIT

REVENUES
Retail revenue for the fourth quarter of 2014 was $335 million, a decrease of $10 million from the same period in 2013.  The decrease was due to a $14 million unfavorable impact from lower interest rates on retail finance receivables, partially offset by a $4 million favorable impact from higher average earning assets.  For the quarter ended December 31, 2014, retail average earning assets were $24.78 billion, an increase of $246 million from the same period in 2013. The annualized average yield was 5.41 percent for the fourth quarter of 2014, compared with 5.62 percent for the fourth quarter of 2013.

Operating lease revenue for the fourth quarter of 2014 was $260 million, an increase of $1 million from the same period in 2013.  The increase was due to a $14 million favorable impact from higher average earning assets, partially offset by a $13 million unfavorable impact from lower average financing rates on operating leases.

Wholesale revenue for the fourth quarters of both 2014 and 2013 was $77 million. The $3 million favorable impact from higher average earning assets was offset by a $3 million unfavorable impact from lower interest rates on wholesale finance receivables. For the quarter ended December 31, 2014, wholesale average earning assets were $4.69 billion, an increase of $212 million from the same period in 2013. The annualized average yield was 6.51 percent for the fourth quarter of 2014, compared with 6.84 percent for the fourth quarter of 2013.

Other revenue, net, items were as follows:

(Millions of dollars)	Three Months Ended December 31,
	2014	2013
Finance receivable and operating lease fees (including late charges)	$18	$17
Fees on committed credit facility extended to Caterpillar	11	11
Interest income on Notes Receivable from Caterpillar	4	5
Net loss on returned or repossessed equipment	(2)	(9)
Miscellaneous other revenue, net	—	6
Total Other revenue, net	$31	$30

EXPENSES
Interest expense for the fourth quarter of 2014 was $156 million, a decrease of $21 million from the same period in 2013.  This decrease was due to a reduction of 26 basis points in the average cost of borrowing to 2.04 percent for the fourth quarter of 2014, down from 2.30 percent for the fourth quarter of 2013.

Depreciation expense on equipment leased to others was $217 million, up $5 million from the fourth quarter of 2013.

General, operating and administrative expenses were $112 million for the fourth quarter of 2014, compared with $110 million for the same period in 2013.

Provision for credit losses was $33 million for the fourth quarter of 2014 compared with $10 million in the fourth quarter of 2013. The increase was primarily due to an increase in provision expense for finance receivables due to an unfavorable impact from changes in the allowance rate (largely a result of the absence of a favorable adjustment that occurred during the fourth quarter of 2013), partially offset by a decrease in write-offs, net of recoveries. Write-offs, net of recoveries, were $25 million for the fourth quarter of 2014, compared with $29 million for the fourth quarter of 2013.

Other expenses, consisting primarily of repossession-related expenses, were $13 million for the fourth quarter of 2014, compared with $8 million for the fourth quarter of 2013.

Other income (expense) items were as follows:

(Millions of dollars)	Three Months Ended December 31,
	2014	2013
Net loss from interest rate derivatives	$(2)	$(4)
Net currency exchange gain (loss), including forward points	(4)	14
Total Other income (expense)	$(6)	$10

The Provision for income taxes was $56 million for the fourth quarter of 2014, compared with $41 million for the fourth quarter of 2013.  The Provision for income taxes reflects an annual tax rate of 28 percent for the fourth quarter of 2014, compared with 25 percent for 2013. The increase in the annual tax rate is primarily due to an unfavorable geographic mix of profits from a tax perspective.

PROFIT
As a result of the performance discussed above, profit after tax was $108 million for the fourth quarter of 2014, a decrease of $50 million, or 32 percent, from the fourth quarter of 2013.

2013 VS. 2012

REVIEW OF CONSOLIDATED STATEMENTS OF PROFIT

REVENUES
Retail and wholesale revenue for 2013 was $1.69 billion, an increase of $16 million from 2012.  The increase was due to a $139 million favorable impact from higher average earning assets, partially offset by a $123 million unfavorable impact from lower interest rates on retail and wholesale receivables.  The annualized average yield was 5.88 percent for 2013, compared with 6.31 percent in 2012.

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

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity provide us with the ability to meet our financial obligations on a timely basis.  Maintaining and managing adequate capital and liquidity resources includes management of funding sources and their utilization based on current, future and contingent needs. Throughout 2014, we experienced favorable liquidity conditions. We ended 2014 with $857 million of cash, a decrease of $463 million from year-end 2013. Our cash balances are held in numerous locations throughout the world with approximately $536 million held by our non-U.S. subsidiaries. Amounts held outside the United States are available for general corporate use and could be used in the United States without incurring significant additional U.S. taxes. We expect to meet our United States funding needs without repatriating undistributed profits that are indefinitely reinvested outside the United States. We do not generate material funding through structured finance transactions.

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

Total borrowings outstanding as of December 31, 2014, were $30.38 billion, an increase of $271 million over December 31, 2013, primarily due to increasing portfolio balances.  Outstanding borrowings as of December 31 were as follows:

(Millions of dollars)
	2014	2013
Medium-term notes, net of unamortized discount	$23,090	$23,846
Commercial paper, net of unamortized discount	3,688	2,502
Bank borrowings – long-term	1,484	1,483
Bank borrowings – short-term	411	545
Variable denomination floating rate demand notes	600	616
Notes payable to Caterpillar	1,108	1,118
Total outstanding borrowings	$30,381	$30,110

Medium-term notes
We issue medium-term unsecured notes through securities dealers or underwriters in the U.S., Canada, Europe, Australia, Japan, Hong Kong, Argentina and Mexico to both retail and institutional investors.  These notes are offered in several currencies and with a variety of maturities.  These notes are senior unsecured obligations of the Company.  Medium-term notes outstanding as of December 31, 2014, mature as follows:

(Millions of dollars)
2015	$5,796
2016	5,010
2017	5,228
2018	2,282
2019	2,318
Thereafter	2,456
Total	$23,090

Medium-term notes issued totaled $5.84 billion and redeemed totaled $5.96 billion for the year ended December 31, 2014.

Commercial paper
We issue unsecured commercial paper in the U.S., Europe and other international capital markets.  These short-term promissory notes are issued on a discounted basis and are payable at maturity.

Revolving credit facilities
We have three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and us for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of December 31, 2014 was $7.75 billion.

•	The 364-day facility of $3.15 billion (of which $2.33 billion is available to us) expires in September 2015.

•	The 2010 four-year facility, as amended in September 2014, of $2.73 billion (of which $2.01 billion is available to us) expires in September 2017.

•	The 2011 five-year facility, as amended in September 2014, of $4.62 billion (of which $3.41 billion is available to us) expires in September 2019.

At December 31, 2014, Caterpillar’s consolidated net worth was $22.23 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined in the Credit Facility as the consolidated stockholders' equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income/(loss).

At December 31, 2014, our covenant interest coverage ratio was 2.19 to 1.  This is above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at December 31, 2014, our six-month covenant leverage ratio was 7.79 to 1 and our year-end covenant leverage ratio was 7.83 to 1.  This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event that either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings.  At December 31, 2014, there were no borrowings under the Credit Facility.

Bank borrowings
Credit lines with banks as of December 31, 2014 totaled $4.06 billion.  These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements.  The remaining available credit commitments may be withdrawn any time at the lenders' discretion.  As of December 31, 2014, we had $1.90 billion outstanding against these credit lines compared with $2.03 billion as of December 31, 2013, and were in compliance with all debt covenants under these credit lines.

Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction.  We do not hold reserves to fund the payment of the demand notes.  The notes are offered on a continuous basis by prospectus only.

Notes receivable from/payable to Caterpillar
Under our variable amount lending agreements and other notes receivable with Caterpillar, we may borrow up to $2.31 billion from Caterpillar and Caterpillar may borrow up to $1.29 billion from us.  The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice.  We had notes receivable of $414 million and notes payable of $1.11 billion outstanding under these agreements as of December 31, 2014, compared with notes receivable of $345 million and notes payable of $1.12 billion as of December 31, 2013.

Committed credit facility
We extended a $2 billion committed credit facility to Caterpillar, which expires in February 2019.  We receive a fee from Caterpillar based on amounts drawn under the credit facility and a commitment fee for the undrawn amounts under the credit facility.  At December 31, 2014, there were no borrowings under this credit facility.

OFF-BALANCE SHEET ARRANGEMENTS
We lease all of our facilities.  In addition, we have potential payment exposure for guarantees issued to third parties totaling $42 million as of December 31, 2014.  Please refer to Notes 10 and 14 of Notes to Consolidated Financial Statements for further information.

Transfers of receivables
Certain finance receivables and equipment on operating leases are sold to third parties with limited or no recourse to us to mitigate the concentration of credit risk with certain customers.  In 2014, we received $244 million of cash proceeds from the sale of such assets. We typically maintain servicing responsibilities for these third-party assets.

CONTRACTUAL OBLIGATIONS
We have committed cash outflow related to long-term debt, operating lease agreements and purchase obligations.  Minimum payments for these obligations are:

(Millions of dollars)
	2015	2016	2017	2018	2019	After 2019	Total
Long-term debt	$6,283	$5,507	$5,487	$2,411	$2,381	$2,505	$24,574
Operating leases	16	13	12	11	10	21	83
Purchase obligations(1)	21	3	—	—	—	—	24
Interest payable on long-term debt	496	421	331	241	123	256	1,868
Total contractual obligations	$6,816	$5,944	$5,830	$2,663	$2,514	$2,782	$26,549

(1)Represents short-term contractual obligations made in the ordinary course of business for contracted services at December 31, 2014.

These contractual obligations do not include unused commitments and lines of credit for dealers and customers discussed in Note 10 of Notes to Consolidated Financial Statements.

CASH FLOWS
Operating cash flow for 2014 was $1.34 billion compared with $1.10 billion for 2013. Net cash used for investing activities in 2014 was $2.56 billion compared with $2.53 billion for 2013. Net cash provided by financing activities in 2014 was $835 million compared with $697 million in 2013. The change is primarily due to higher funding requirements for investing activities resulting from reduced use of existing cash in 2014 as compared to 2013 and an increase in dividends paid to Caterpillar.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements, in conformity with generally accepted accounting principles in the United States of America, requires management to make estimates and assumptions that affect reported amounts.  The most significant estimates include those related to the residual values for leased assets, our Allowance for credit losses and income taxes.  Actual results may differ from these estimates.

Residual values for leased assets
Lease residual values are an estimate of the market value of leased equipment at the end of the lease term and are based on an analysis of historical wholesale market sales prices, projected forward on a level trend line without consideration for inflation or possible future pricing action.  At the inception of the lease, residual values are estimated with consideration of the following critical factors: market size and demand, any known significant market/product trends, total expected hours of usage, machine configuration, application, location, model changes, quantities and past re-marketing experience, third-party residual guarantees and contractual customer purchase options.  Many of these factors are gathered in an application survey that is completed prior to quotation.  The lease agreement also clearly defines applicable return conditions and remedies for non-compliance, to ensure that the leased equipment will be in good operating condition upon return.  Model changes and updates, as well as market strength and product acceptance, are monitored and adjustments are made to residual values in accordance with the significance of any such changes.  Remarketing sales staff works closely with customers and dealers to manage the sale of lease returns and the recovery of residual exposure.

During the term of the leases, residual values are monitored.  If estimated end-of-term market values of leased equipment reflect a non-temporary impairment due to economic factors, obsolescence or other adverse circumstances, the residual value of the leased equipment is adjusted so that the carrying value at end of lease term will approximate the estimated end-of-term market value. For equipment on operating leases, adjustments are made on a straight-line basis over the remaining term of the lease through depreciation expense.  For finance leases, adjustments are recognized at the time of assessment through a reduction of finance revenue.

At December 31, 2014, the aggregate residual value of equipment on operating leases was $1.98 billion. Without consideration of other factors such as third-party residual guarantees or contractual customer purchase options, a 10 percent non-temporary decrease in the market value of our equipment subject to operating leases would reduce residual value estimates and result in recognition of approximately $80 million of additional annual depreciation expense.

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

Income taxes are based on the statutory tax rate of the jurisdiction where earnings are subject to taxation which may differ from the jurisdiction where that entity is incorporated. Taxes are paid in the jurisdictions where earnings are subject to taxation. The annual tax rate differs from the U.S. statutory rate primarily due to results of non-U.S. subsidiaries being subject to statutory tax rates which are generally lower than the U.S. rate of 35%.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We use derivative financial instruments to prudently manage foreign currency exchange rate and interest rate exposure that we encounter as a part of our normal business.  Our Risk Management Policy prevents us from using these instruments for speculative purposes.

Interest rate risk
We have a match-funding policy that addresses interest rate risk by aligning the interest rate profile (fixed or floating rate) of our debt portfolio with the interest rate profile of our receivables portfolio within predetermined ranges on an ongoing basis.  In connection with that policy, we use interest rate derivative instruments to modify the debt structure to match assets within the receivables portfolio.  This matched funding reduces the volatility of margins between interest-bearing assets and interest-bearing liabilities, regardless of the direction interest rates move.

In order to properly manage our sensitivity to changes in interest rates, we measure the potential impact of different interest rate assumptions on pre-tax earnings.  All on-balance sheet positions, including derivative financial instruments, are included in the analysis.  The primary assumptions used in the analysis are that there are no new fixed rate assets or liabilities, the proportion of fixed rate debt to fixed rate assets remains unchanged and the level of floating rate assets and debt remains constant.  An analysis of the December 31, 2014 balance sheet, using these assumptions, estimates the impact of a 100 basis point immediate and sustained adverse change in interest rates to have a potential $5 million adverse impact on pre-tax earnings.  Last year, similar assumptions and calculations yielded a potential minimal impact on pre-tax earnings.

This analysis does not necessarily represent our current outlook of future market interest rate movement, nor does it consider any actions management could undertake in response to changes in interest rates.  Accordingly, no assurance can be given that actual results would be consistent with the results of our analysis.

Foreign exchange rate risk
In managing foreign currency risk, our objective is to minimize earnings volatility resulting from conversion and the remeasurement of net foreign currency balance sheet positions and expected future transactions denominated in foreign currencies. Our policy allows the use of foreign currency forward, option and cross currency contracts to offset the risk of currency mismatch between our assets and liabilities and exchange rate risk associated with expected future transactions denominated in foreign currencies. An analysis of the December 31, 2014 balance sheet estimates the impact of a 10 percent change in the value of the U.S. dollar relative to all other currencies, to have an impact to pre-tax earnings of less than $1 million. A similar analysis performed on the December 31, 2013 balance sheet resulted in an estimated impact to pre-tax earnings of less than $1 million.

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

Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Exchange Act Rule 13a-15(e), as of December 31, 2014. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2014 due to the material weakness in internal control over financial reporting relating to our Allowance for credit losses discussed below. Notwithstanding the material weakness, management has concluded that our consolidated financial statements for the periods covered by and included in this Form 10-K are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessment, we concluded that the material weakness relating to our Allowance for credit losses still exists as of December 31, 2014 and, as a result, we did not maintain effective internal control over financial reporting as of December 31, 2014.

Description of material weakness
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed in our amended Annual Report on Form 10-K/A for the year ended December 31, 2013, management identified the below material weakness in our internal control over financial reporting which still exists as of December 31, 2014.

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

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report which appears herein.

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

The Company is also in the process of implementing and testing the following:

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

 While significant progress has been made to enhance the internal controls over financial reporting relating to our Allowance for credit losses as described above, we are still in the process of implementing and testing these processes and procedures and additional time is required to complete implementation and to assess and ensure the sustainability of these procedures. We believe the above actions will be effective in remediating the material weakness described above and we will continue to devote significant time and attention to these remedial efforts. However, the material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in internal control over financial reporting
During the fourth quarter of 2014, in response to the material weakness relating to our Allowance for credit losses, the Company began implementing changes to its internal control over financial reporting as described above. There have been no other changes in the Company’s internal control over financial reporting that occurred during the fourth quarter covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 14.	Principal Accounting Fees and Services.

As a wholly-owned subsidiary of Caterpillar Inc., our principal accounting fees and services are subject to Caterpillar Inc.’s Audit Committee pre-approval policies and procedures described in its Proxy Statement.  This Proxy Statement can be located at Caterpillar Inc.’s Internet site (www.caterpillar.com), under Investors, Financial Information, Proxy Statement.  Other than these policies and procedures, the information contained at that Internet site is not incorporated by reference in this filing.  During 2014, all services provided by the external auditor were pre-approved by Caterpillar’s Audit Committee in accordance with such policy.

Fees for professional services provided by our auditors include the following:

(Millions of dollars)
	2014	2013
Audit fees(1)	$4.5	$3.9
Audit-related fees(2)	.2	—
Tax fees(3)	.1	.4
Total	$4.8	$4.3

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

10.8
Omnibus Amendment No. 4, dated as of September 11, 2014, to the 2010 Four-Year Credit Agreement and Amendment No. 2 to Local Currency Addendum to the 2010 Four-Year Credit Agreement, by and among the Company, Caterpillar, Caterpillar International Finance Limited and Caterpillar Finance Corporation, the Banks named therein, Local Currency Banks and Japan Local Currency Banks party thereto, Citibank, N.A., as Agent, Citibank International plc, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.4 to the Company’s Current Report on Form 8-K filed September 16, 2014).

10.9
364-Day Credit Agreement dated September 11, 2014 (2014 364-Day Credit Agreement) among the Company, Caterpillar, Caterpillar International Finance Limited, Caterpillar Finance Corporation, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank International plc, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed September 16, 2014).

10.10
Local Currency Addendum, dated as of September 11, 2014, to the 2014 364-Day Credit Agreement among the Company, Caterpillar International Finance Limited, the Local Currency Banks named therein, Citibank, N.A. and Citibank International plc (incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed September 16, 2014).

10.11
Japan Local Currency Addendum, dated as of September 11, 2014, to the 2014 364-Day Credit Agreement among the Company, Caterpillar Finance Corporation, the Japan Local Currency Banks named therein, Citibank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (incorporated by reference from Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed September 16, 2014).

10.12
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

10.15
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

10.16
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

10.17
Omnibus Amendment No. 3, dated as of September 11, 2014, to the 2011 Five-Year Credit Agreement and Amendment No. 2 to Local Currency Addendum to the 2011 Five-Year Credit Agreement dated as of September 15, 2011, by and among the Company, Caterpillar, Caterpillar International Finance Limited and Caterpillar Finance Corporation, the Banks named therein, Local Currency Banks and Japan Local Currency Banks party thereto, Citibank, N.A., as Agent, Citibank International plc, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.5 to the Company’s Current Report on Form 8-K filed September 16, 2014).

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

Caterpillar Financial Services Corporation
(Registrant)

Date:	February 17, 2015	By:	/s/Leslie S. Zmugg
Leslie S. Zmugg, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

February 17, 2015	/s/Kent M. Adams	President, Director and Chief Executive Officer
Kent M. Adams

February 17, 2015	/s/Bradley M. Halverson	Director
Bradley M. Halverson

February 17, 2015	/s/James A. Duensing	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
James A. Duensing

February 17, 2015	/s/Jeffry D. Everett	Controller (Principal Accounting Officer)
Jeffry D. Everett

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of Caterpillar Financial Services Corporation:

In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of profit, comprehensive income, changes in stockholder’s equity and cash flows present fairly, in all material respects, the financial position of Caterpillar Financial Services Corporation and its subsidiaries at December 31, 2014, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the accuracy and completeness of information about loans identified as being impaired, which are used in evaluating the adequacy of our Allowance for credit losses existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 17, 2015

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF PROFIT
For the Years Ended December 31,
(Dollars in Millions)

	2014	2013	2012
Revenues:
Retail finance	$1,366	$1,387	$1,342
Operating lease	1,057	948	860
Wholesale finance	311	306	335
Other, net	151	144	156
Total revenues	2,885	2,785	2,693

Expenses:
Interest	631	734	801
Depreciation on equipment leased to others	870	770	688
General, operating and administrative	433	427	416
Provision for credit losses	139	101	163
Other	37	24	29
Total expenses	2,110	2,056	2,097

Other income (expense)	(22)	(35)	(12)

Profit before income taxes	753	694	584

Provision for income taxes	209	167	145

Profit of consolidated companies	544	527	439

Less: Profit attributable to noncontrolling interests	9	14	11

Profit[1]	$535	$513	$428

 1 Profit attributable to Caterpillar Financial Services Corporation.

See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31,
(Dollars in Millions)

	2014	2013	2012

Profit of consolidated companies	$544	$527	$439

Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (expense)/benefit of: 2014-$(119); 2013-$41; 2012-$19	(481)	(59)	62
Derivative financial instruments:
Gains (losses) deferred, net of tax (expense)/benefit of: 2014-$2; 2013-$1; 2012-$0	(4)	(1)	1
(Gains) losses reclassified to earnings, net of tax expense/(benefit) of: 2014-$(2); 2013-$(2); 2012-$1	4	4	(3)
Total Other comprehensive income (loss), net of tax	(481)	(56)	60

Comprehensive income (loss)	63	471	499

Less: Comprehensive income attributable to the noncontrolling interests	9	17	11

Comprehensive income (loss) attributable to Caterpillar Financial Services Corporation	$54	$454	$488

See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
At December 31,
(Dollars in Millions, except share data)

	2014	2013	2012
Assets:
Cash and cash equivalents	$857	$1,320	$2,080
Finance receivables (Note 3)
Retail notes receivable	11,005	10,858	10,990
Wholesale notes receivable	4,514	4,153	4,238
Finance leases and installment sale contracts – Retail	14,455	14,551	13,695
Finance leases and installment sale contracts – Wholesale	384	480	643
	30,358	30,042	29,566
Less: Unearned income	(883)	(976)	(998)
Less: Allowance for credit losses	(401)	(387)	(429)
Total net finance receivables	29,074	28,679	28,139

Notes receivable from Caterpillar (Note 13)	414	345	360
Equipment on operating leases,
less accumulated depreciation (Note 4)	3,624	3,544	2,970
Deferred and refundable income taxes (Note 11)	206	166	115
Other assets	1,001	1,060	1,071
Total assets	$35,176	$35,114	$34,735

Liabilities and stockholder’s equity:
Payable to dealers and others	$113	$118	$109
Payable to Caterpillar – other	69	80	73
Accrued expenses	212	251	267
Income taxes payable	66	52	70
Payable to Caterpillar – borrowings (Note 13)	1,108	1,118	208
Short-term borrowings (Note 7)	4,699	3,663	4,651
Current maturities of long-term debt (Note 8)	6,283	6,592	5,991
Long-term debt (Note 8)	18,291	18,737	19,098
Deferred income taxes and other liabilities (Note 11)	681	512	548
Total liabilities	31,522	31,123	31,015

Commitments and contingent liabilities (Note 10)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid-in amount)	745	745	745
Additional paid-in capital	2	2	2
Retained earnings	3,139	3,004	2,691
Accumulated other comprehensive income/(loss)	(364)	117	176
Noncontrolling interests	132	123	106
Total stockholder’s equity	3,654	3,991	3,720

Total liabilities and stockholder’s equity	$35,176	$35,114	$34,735

 See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
For the Years Ended December 31,
(Dollars in Millions)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Noncontrolling interests	Total
Balance at December 31, 2011	$745	$2	$2,513	$116	$95	$3,471
Profit of consolidated companies			428		11	439
Dividend paid to Caterpillar			(250)			(250)
Foreign currency translation, net of tax				62	—	62
Derivative financial instruments, net of tax				(2)		(2)
Balance at December 31, 2012	$745	$2	$2,691	$176	$106	$3,720

Balance at December 31, 2012	$745	$2	$2,691	$176	$106	$3,720
Profit of consolidated companies			513		14	527
Dividend paid to Caterpillar			(200)			(200)
Foreign currency translation, net of tax				(62)	3	(59)
Derivative financial instruments, net of tax				3		3
Balance at December 31, 2013	$745	$2	$3,004	$117	$123	$3,991

Balance at December 31, 2013	$745	$2	$3,004	$117	$123	$3,991
Profit of consolidated companies			535		9	544
Dividend paid to Caterpillar			(400)			(400)
Foreign currency translation, net of tax				(481)	—	(481)
Derivative financial instruments, net of tax				—		—
Balance at December 31, 2014	$745	$2	$3,139	$(364)	$132	$3,654

See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
 (Dollars in Millions)

	2014	2013	2012
Cash flows from operating activities:
Profit of consolidated companies	$544	$527	$439
Adjustments for non-cash items:
Depreciation and amortization	883	790	707
Amortization of receivables purchase discount	(243)	(233)	(241)
Provision for credit losses	139	101	163
Gain on sales of receivables	(5)	(4)	(3)
Other, net	(4)	77	1
Changes in assets and liabilities:
Receivables from others	10	25	(22)
Other receivables/payables with Caterpillar	23	1	11
Payable to dealers and others	(26)	(95)	(34)
Accrued interest payable	(60)	(22)	(13)
Accrued expenses and other liabilities, net	108	(4)	(18)
Income taxes payable	(33)	(65)	48
Payments on interest rate swaps	2	(2)	(4)
Net cash provided by operating activities	1,338	1,096	1,034
Cash flows from investing activities:
Capital expenditures for equipment on operating leases and other capital expenditures	(1,627)	(1,822)	(1,660)
Proceeds from disposals of equipment	771	681	875
Additions to finance receivables	(14,396)	(14,075)	(18,750)
Collections of finance receivables	12,608	12,256	14,789
Net changes in Caterpillar purchased receivables	10	181	250
Proceeds from sales of receivables	179	227	144
Net change in variable lending to Caterpillar	—	32	(32)
Additions to other notes receivable with Caterpillar	(103)	(45)	(107)
Collections on other notes receivable with Caterpillar	34	29	103
Restricted cash and cash equivalents activity, net	6	2	45
Other, net	(40)	3	(4)
Net cash (used in) provided by investing activities	(2,558)	(2,531)	(4,347)
Cash flows from financing activities:
Net change in variable lending from Caterpillar	—	(65)	203
Proceeds from borrowings with Caterpillar	—	1,000	—
Proceeds from debt issued (original maturities greater than three months)	8,655	9,133	13,806
Payments on debt issued (original maturities greater than three months)	(8,463)	(9,101)	(9,935)
Short-term borrowings, net (original maturities three months or less)	1,043	(70)	480
Dividend paid to Caterpillar	(400)	(200)	(250)
Net cash provided by (used in) financing activities	835	697	4,304
Effect of exchange rate changes on cash and cash equivalents	(78)	(22)	(87)
Increase/(decrease) in cash and cash equivalents	(463)	(760)	904
Cash and cash equivalents at beginning of period	1,320	2,080	1,176
Cash and cash equivalents at end of period	$857	$1,320	$2,080

Cash paid for interest	$674	$713	$797
Cash paid for taxes	$175	$192	$101
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

•
Wholesale finance revenue on finance leases and installment sale contracts related to financing dealer inventory and rental fleets is recognized over the term of the contract at a constant rate of return on the scheduled outstanding principal balance.  Revenue on wholesale notes is recognized based on the daily balance of wholesale receivables outstanding and the applicable effective interest rate.

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

During the term of the leases, residual values are monitored.  If estimated end-of-term market values of leased equipment reflect a non-temporary impairment due to economic factors, obsolescence or other adverse circumstances, the residual value of the leased equipment is adjusted so that the carrying value at end of lease term will approximate the estimated end-of-term market value. For equipment on operating leases, adjustments are made on a straight-line basis over the remaining term of the lease through depreciation expense.  For finance leases, adjustments are recognized at the time of assessment through a reduction of finance revenue.

F. Debt Issuance Costs

Debt issuance costs are capitalized and amortized to Interest expense over the term of the debt issue.

G. Derivative Financial Instruments

Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates and interest rates.  Our Risk Management Policy allows for the use of derivative financial instruments to prudently manage foreign currency exchange rate and interest rate exposures and not for the purpose of creating speculative positions.  Derivatives that we use are primarily foreign currency forward, option, and cross currency contracts and interest rate swaps.  All derivatives are recorded at fair value.  See Note 9 for additional information.

H. Allowance for Credit Losses

The Allowance for credit losses is an estimate of the losses inherent in our finance receivable portfolio and includes consideration of accounts that have been individually identified as impaired, as well as pools of finance receivables where it is probable that certain receivables in the pool are impaired but the individual accounts cannot yet be identified.  In identifying and measuring impairment, management takes into consideration past loss experience, known and inherent risks in the portfolio, adverse situations that affect the borrower’s ability to repay, estimated value of underlying collateral and current economic conditions. In estimating probable credit losses, we review accounts that are past due, non-performing, in bankruptcy or otherwise identified as at-risk for potential credit loss including accounts which have been modified. Accounts are identified as at-risk for potential credit loss using information available about the customer, such as financial statements, news reports and published credit ratings, as well as general information regarding industry trends and the economic environment in which our customers operate.

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

We join Caterpillar in the filing of a consolidated U.S. Federal income tax return and certain state income tax returns.  In accordance with our tax sharing agreement with Caterpillar, we generally pay to or receive from Caterpillar our allocated share of income taxes or credits reflected in these consolidated filings. This amount is calculated on a separate return basis by taking taxable income times the applicable statutory tax rate.

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

L. New Accounting Pronouncements

Parent's accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity – In March 2013, the Financial Accounting Standards Board (FASB) issued accounting guidance on the parent's accounting for the cumulative translation adjustment (CTA) upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. The new standard clarifies existing guidance regarding when the CTA should be released into earnings upon various deconsolidation and consolidation transactions. The guidance was effective January 1, 2014 and did not have a material impact on our financial statements.

Presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists – In July 2013, the FASB issued accounting guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  The guidance requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward in the financial statements if available under the applicable tax jurisdiction. The guidance was effective January 1, 2014 and did not have a material impact on our financial statements.

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

NOTE 2 – ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

Comprehensive income/(loss) and its components are presented in the Consolidated Statements of Comprehensive Income. Changes in Accumulated other comprehensive income/(loss), net of tax, included in the Consolidated Statements of Changes in Stockholder's Equity, consisted of the following:

(Millions of dollars)	Foreign currency translation	Derivative financial instruments	Total

Balance at December 31, 2012	$184	$(8)	$176
Other comprehensive income/(loss) before reclassifications	(62)	(1)	(63)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	4	4
Other comprehensive income/(loss)	(62)	3	(59)
Balance at December 31, 2013	$122	$(5)	$117
Other comprehensive income/(loss) before reclassifications	(481)	(4)	(485)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	4	4
Other comprehensive income/(loss)	(481)	—	(481)
Balance at December 31, 2014	$(359)	$(5)	$(364)

The effect of the reclassifications out of Accumulated other comprehensive income/(loss) on the Consolidated Statements of Profit during the years ended December 31, 2014 and 2013 was as follows:

(Millions of dollars)
	Classification of income (expense)	2014	2013
Foreign exchange contracts	Other income (expense)	$—	$—
Interest rate contracts	Interest expense	(6)	(6)
Reclassifications before tax		(6)	(6)
Tax (provision) benefit		2	2
Total reclassifications from Accumulated other comprehensive income/(loss)		$(4)	$(4)

NOTE 3 – FINANCING ACTIVITIES
A. Contractual Maturities of Finance Receivables

The contractual maturities and future scheduled payments of outstanding receivables, as of December 31, 2014, were:

(Millions of dollars)
Amounts due in	Retail Installment Sale Contracts	Wholesale Installment Sale Contracts	Retail Finance Leases	Wholesale Finance Leases	Retail Notes	Wholesale Notes	Total
2015	$2,420	$88	$2,999	$67	$3,984	$4,033	$13,591
2016	1,828	17	2,096	54	2,238	262	6,495
2017	1,246	8	1,184	33	1,896	202	4,569
2018	623	3	524	16	1,069	17	2,252
2019	189	—	213	3	848	—	1,253
Thereafter	13	—	132	2	970	—	1,117
	6,319	116	7,148	175	11,005	4,514	29,277
Guaranteed residual value	—	—	352	69	—	—	421
Unguaranteed residual value	—	—	636	24	—	—	660
Less: Unearned income	(113)	—	(639)	(20)	(87)	(24)	(883)
Total	$6,206	$116	$7,497	$248	$10,918	$4,490	$29,475
Less: Allowance for credit losses							(401)
Total net finance receivables							$29,074

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

There were no impaired loans or finance leases as of December 31, 2014, 2013 and 2012, for the Dealer and Caterpillar Purchased Receivables portfolio segments.  The average recorded investment for impaired loans and finance leases for the Dealer and Caterpillar Purchased Receivables portfolio segments was zero during 2014, 2013 and 2012.

Individually impaired loans and finance leases for the Customer portfolio segment were as follows:

(Millions of dollars)
	As of December 31, 2014			As of December 31, 2013
Impaired Loans and Finance Leases With No Allowance Recorded	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Customer
North America	$14	$14	$—	$23	$22	$—
Europe	44	43	—	48	47	—
Asia/Pacific	2	2	—	7	7	—
Mining	29	29	—	134	134	—
Latin America	34	34	—	11	11	—
Caterpillar Power Finance	129	128	—	223	222	—
Total	$252	$250	$—	$446	$443	$—
Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$6	$6	$1	$13	$13	$4
Europe	12	12	4	20	19	7
Asia/Pacific	29	29	8	17	17	2
Mining	138	137	9	—	—	—
Latin America	42	42	12	33	33	9
Caterpillar Power Finance	135	134	41	110	106	51
Total	$362	$360	$75	$193	$188	$73
Total Impaired Loans and Finance Leases
Customer
North America	$20	$20	$1	$36	$35	$4
Europe	56	55	4	68	66	7
Asia/Pacific	31	31	8	24	24	2
Mining	167	166	9	134	134	—
Latin America	76	76	12	44	44	9
Caterpillar Power Finance	264	262	41	333	328	51
Total	$614	$610	$75	$639	$631	$73

(Millions of dollars)
	As of December 31, 2012
Impaired Loans and Finance Leases With No Allowance Recorded	Recorded Investment	Unpaid Principal Balance	Related Allowance
Customer
North America	$28	$27	$—
Europe	45	45	—
Asia/Pacific	2	2	—
Mining	1	1	—
Latin America	7	7	—
Caterpillar Power Finance	295	295	—
Total	$378	$377	$—
Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$25	$23	$7
Europe	28	26	11
Asia/Pacific	19	19	4
Mining	—	—	—
Latin America	36	36	10
Caterpillar Power Finance	113	109	24
Total	$221	$213	$56
Total Impaired Loans and Finance Leases
Customer
North America	$53	$50	$7
Europe	73	71	11
Asia/Pacific	21	21	4
Mining	1	1	—
Latin America	43	43	10
Caterpillar Power Finance	408	404	24
Total	$599	$590	$56

(Millions of dollars)
	Year Ended December 31, 2014		Year Ended December 31, 2013		Year Ended December 31, 2012
Impaired Loans and Finance Leases With No Allowance Recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Customer
North America	$20	$1	$25	$3	$50	$3
Europe	47	1	49	1	45	1
Asia/Pacific	3	—	4	—	3	—
Mining	69	3	61	3	8	—
Latin America	30	—	11	—	6	—
Caterpillar Power Finance	164	6	271	5	220	2
Total	$333	$11	$421	$12	$332	$6
Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$9	$—	$18	$1	$25	$1
Europe	21	1	22	1	27	1
Asia/Pacific	23	1	18	1	15	1
Mining	90	7	1	—	—	—
Latin America	36	1	52	2	32	2
Caterpillar Power Finance	96	2	135	1	94	—
Total	$275	$12	$246	$6	$193	$5
Total Impaired Loans and Finance Leases
Customer
North America	$29	$1	$43	$4	$75	$4
Europe	68	2	71	2	72	2
Asia/Pacific	26	1	22	1	18	1
Mining	159	10	62	3	8	—
Latin America	66	1	63	2	38	2
Caterpillar Power Finance	260	8	406	6	314	2
Total	$608	$23	$667	$18	$525	$11

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

As of December 31, 2014, 2013 and 2012, there were no loans or finance leases on non-accrual status for the Dealer portfolio segment. As of December 31, 2014, there was $4 million in loans or finance leases on non-accrual status for the Caterpillar Purchased Receivables portfolio segment, all of which was in the Europe finance receivable class. As of December 31, 2013 and 2012, there were no loans or finance leases on non-accrual status for the Caterpillar Purchased Receivables portfolio segment.

The investment in customer loans and finance leases on non-accrual status as of December 31, was as follows:

(Millions of dollars)
	2014	2013	2012
Customer
North America	$27	$26	$59
Europe	28	28	38
Asia/Pacific	54	50	36
Mining	62	23	12
Latin America	201	210	163
Caterpillar Power Finance	96	119	220
Total	$468	$456	$528

Aging related to loans and finance leases was as follows:

(Millions of dollars)
	December 31, 2014
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$46	$8	$27	$81	$7,291	$7,372	$4
Europe	16	23	29	68	2,607	2,675	6
Asia/Pacific	29	22	69	120	2,773	2,893	16
Mining	28	—	11	39	2,084	2,123	—
Latin America	55	23	196	274	2,583	2,857	8
Caterpillar Power Finance	1	4	64	69	3,079	3,148	1
Dealer
North America	—	—	—	—	3,209	3,209	—
Europe	—	—	—	—	467	467	—
Asia/Pacific	—	—	—	—	637	637	—
Mining	—	—	—	—	3	3	—
Latin America	—	—	—	—	853	853	—
Caterpillar Power Finance	—	—	—	—	—	—	—
Caterpillar Purchased Receivables
North America	23	5	1	29	1,916	1,945	1
Europe	4	1	5	10	429	439	1
Asia/Pacific	—	—	—	—	401	401	—
Mining	—	—	—	—	—	—	—
Latin America	6	5	—	11	420	431	—
Caterpillar Power Finance	—	—	1	1	21	22	1
Total	$208	$91	$403	$702	$28,773	$29,475	$38

(Millions of dollars)
	December 31, 2013
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$37	$12	$24	$73	$6,507	$6,580	$6
Europe	26	15	29	70	2,805	2,875	8
Asia/Pacific	55	46	59	160	3,158	3,318	11
Mining	3	—	12	15	2,128	2,143	—
Latin America	54	25	196	275	2,438	2,713	5
Caterpillar Power Finance	55	30	60	145	2,946	3,091	—
Dealer
North America	—	—	—	—	3,034	3,034	—
Europe	—	—	—	—	569	569	—
Asia/Pacific	—	—	—	—	706	706	—
Mining	—	—	—	—	5	5	—
Latin America	—	—	—	—	940	940	—
Caterpillar Power Finance	—	—	—	—	—	—	—
Caterpillar Purchased Receivables
North America	26	5	2	33	1,539	1,572	2
Europe	2	1	1	4	423	427	—
Asia/Pacific	—	—	—	—	468	468	—
Mining	—	—	—	—	—	—	—
Latin America	—	—	—	—	616	616	—
Caterpillar Power Finance	—	—	1	1	8	9	1
Total	$258	$134	$384	$776	$28,290	$29,066	$33

(Millions of dollars)
	December 31, 2012
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$35	$8	$52	$95	$5,889	$5,984	$3
Europe	23	9	36	68	2,487	2,555	9
Asia/Pacific	53	19	54	126	3,343	3,469	18
Mining	—	1	12	13	1,960	1,973	—
Latin America	62	19	153	234	2,481	2,715	—
Caterpillar Power Finance	15	14	126	155	3,017	3,172	4
Dealer
North America	—	—	—	—	2,931	2,931	—
Europe	—	—	—	—	652	652	—
Asia/Pacific	—	—	—	—	945	945	—
Mining	—	—	—	—	1	1	—
Latin America	—	—	—	—	1,057	1,057	—
Caterpillar Power Finance	—	—	—	—	—	—	—
Caterpillar Purchased Receivables
North America	17	3	2	22	1,334	1,356	2
Europe	1	—	—	1	331	332	—
Asia/Pacific	—	—	—	—	868	868	—
Mining	—	—	—	—	—	—	—
Latin America	—	—	—	—	547	547	—
Caterpillar Power Finance	—	—	1	1	10	11	1
Total	$206	$73	$436	$715	$27,853	$28,568	$37

Allowance for credit losses
An analysis of the Allowance for credit losses was as follows:

(Millions of dollars)
	December 31, 2014
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$374	$10	$3	$387
Receivables written off	(146)	—	—	(146)
Recoveries on receivables previously written off	47	—	—	47
Provision for credit losses	136	—	—	136
Adjustment due to sale of receivables	(3)	—	—	(3)
Foreign currency translation adjustment	(20)	—	—	(20)
Balance at end of year	$388	$10	$3	$401

Individually evaluated for impairment	$75	$—	$—	$75
Collectively evaluated for impairment	313	10	3	326
Ending Balance	$388	$10	$3	$401

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$614	$—	$—	$614
Collectively evaluated for impairment	20,454	5,169	3,238	28,861
Ending Balance	$21,068	$5,169	$3,238	$29,475

(Millions of dollars)
	December 31, 2013
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$417	$9	$3	$429
Receivables written off	(180)	—	—	(180)
Recoveries on receivables previously written off	56	—	—	56
Provision for credit losses	90	1	—	91
Adjustment due to sale of receivables	(3)	—	—	(3)
Foreign currency translation adjustment	(6)	—	—	(6)
Balance at end of year	$374	$10	$3	$387

Individually evaluated for impairment	$73	$—	$—	$73
Collectively evaluated for impairment	301	10	3	314
Ending Balance	$374	$10	$3	$387

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$639	$—	$—	$639
Collectively evaluated for impairment	20,081	5,254	3,092	28,427
Ending Balance	$20,720	$5,254	$3,092	$29,066

(Millions of dollars)
	December 31, 2012
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$362	$6	$3	$371
Receivables written off	(150)	—	—	(150)
Recoveries on receivables previously written off	47	—	—	47
Provision for credit losses	159	3	—	162
Adjustment due to sale of receivables	(2)	—	—	(2)
Foreign currency translation adjustment	1	—	—	1
Balance at end of year	$417	$9	$3	$429

Individually evaluated for impairment	$56	$—	$—	$56
Collectively evaluated for impairment	361	9	3	373
Ending Balance	$417	$9	$3	$429

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$599	$—	$—	$599
Collectively evaluated for impairment	19,269	5,586	3,114	27,969
Ending Balance	$19,868	$5,586	$3,114	$28,568

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

The recorded investment in performing and non-performing finance receivables was as follows:

(Millions of dollars)
	December 31, 2014
	Customer	Dealer	Caterpillar Purchased Receivables	Total
Performing
North America	$7,345	$3,209	$1,945	$12,499
Europe	2,647	467	435	3,549
Asia/Pacific	2,839	637	401	3,877
Mining	2,061	3	—	2,064
Latin America	2,656	853	431	3,940
Caterpillar Power Finance	3,052	—	22	3,074
Total Performing	$20,600	$5,169	$3,234	$29,003
Non-Performing
North America	$27	$—	$—	$27
Europe	28	—	4	32
Asia/Pacific	54	—	—	54
Mining	62	—	—	62
Latin America	201	—	—	201
Caterpillar Power Finance	96	—	—	96
Total Non-Performing	$468	$—	$4	$472
Total Performing and Non-Performing
North America	$7,372	$3,209	$1,945	$12,526
Europe	2,675	467	439	3,581
Asia/Pacific	2,893	637	401	3,931
Mining	2,123	3	—	2,126
Latin America	2,857	853	431	4,141
Caterpillar Power Finance	3,148	—	22	3,170
Total	$21,068	$5,169	$3,238	$29,475

(Millions of dollars)
	December 31, 2013
	Customer	Dealer	Caterpillar Purchased Receivables	Total
Performing
North America	$6,554	$3,034	$1,572	$11,160
Europe	2,847	569	427	3,843
Asia/Pacific	3,268	706	468	4,442
Mining	2,120	5	—	2,125
Latin America	2,503	940	616	4,059
Caterpillar Power Finance	2,972	—	9	2,981
Total Performing	$20,264	$5,254	$3,092	$28,610
Non-Performing
North America	$26	$—	$—	$26
Europe	28	—	—	28
Asia/Pacific	50	—	—	50
Mining	23	—	—	23
Latin America	210	—	—	210
Caterpillar Power Finance	119	—	—	119
Total Non-Performing	$456	$—	$—	$456
Total Performing and Non-Performing
North America	$6,580	$3,034	$1,572	$11,186
Europe	2,875	569	427	3,871
Asia/Pacific	3,318	706	468	4,492
Mining	2,143	5	—	2,148
Latin America	2,713	940	616	4,269
Caterpillar Power Finance	3,091	—	9	3,100
Total	$20,720	$5,254	$3,092	$29,066

(Millions of dollars)
	December 31, 2012
	Customer	Dealer	Caterpillar Purchased Receivables	Total
Performing
North America	$5,925	$2,931	$1,356	$10,212
Europe	2,517	652	332	3,501
Asia/Pacific	3,433	945	868	5,246
Mining	1,961	1	—	1,962
Latin America	2,552	1,057	547	4,156
Caterpillar Power Finance	2,952	—	11	2,963
Total Performing	$19,340	$5,586	$3,114	$28,040
Non-Performing
North America	$59	$—	$—	$59
Europe	38	—	—	38
Asia/Pacific	36	—	—	36
Mining	12	—	—	12
Latin America	163	—	—	163
Caterpillar Power Finance	220	—	—	220
Total Non-Performing	$528	$—	$—	$528
Total Performing and Non-Performing
North America	$5,984	$2,931	$1,356	$10,271
Europe	2,555	652	332	3,539
Asia/Pacific	3,469	945	868	5,282
Mining	1,973	1	—	1,974
Latin America	2,715	1,057	547	4,319
Caterpillar Power Finance	3,172	—	11	3,183
Total	$19,868	$5,586	$3,114	$28,568

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

There were no loans or finance lease receivables modified as TDRs during the years ended December 31, 2014, 2013 and 2012 for the Dealer or Caterpillar Purchased Receivables portfolio segments.

Loans and finance lease receivables in the Customer portfolio segment modified as TDRs during the years ended December 31, 2014, 2013 and 2012, were as follows:

(Dollars in millions)
	Year Ended December 31, 2014
	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment
Customer
North America	34	$12	$7
Europe	8	7	7
Asia/Pacific	2	—	—
Mining	51	185	176
Latin America	35	31	30
Caterpillar Power Finance(1)	18	137	139
Total(2)	148	$372	$359

	Year Ended December 31, 2013
	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment
Customer
North America	62	$9	$9
Europe	51	7	7
Asia/Pacific	3	1	1
Mining	45	123	123
Latin America	32	3	3
Caterpillar Power Finance(1)	17	153	157
Total(2)	210	$296	$300

	Year Ended December 31, 2012
	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment
Customer
North America	98	$15	$15
Europe	21	8	8
Asia/Pacific	12	3	3
Latin America	41	5	5
Caterpillar Power Finance(1)	27	253	253
Total(2)	199	$284	$284

(1) During the year ended December 31, 2014, no additional funds were subsequently loaned to a borrower whose terms had been modified in a TDR. During the years ended December 31, 2013 and 2012, $25 million and $24 million, respectively, of additional funds were subsequently loaned to a borrower whose terms had been modified in a TDR.  The $25 million and $24 million, respectively, of additional funds are not reflected in the tables above as no incremental modifications have been made with the borrower during the periods presented.  At December 31, 2014, there were no remaining commitments to lend additional funds to a borrower whose terms have been modified in a TDR.
(2) Modifications include extended contract maturities, inclusion of interest only periods, below market interest rates, extended skip payment periods and reduction of principal and/or accrued interest.

TDRs in the Customer portfolio segment with a payment default during the years ended December 31, 2014, 2013 and 2012, which had been modified within twelve months prior to the default date, were as follows:

(Dollars in millions)
	Year Ended December 31, 2014		Year Ended December 31, 2013		Year Ended December 31, 2012
	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment
Customer
North America	11	$1	19	$4	49	$4
Europe	46	2	5	—	—	—
Asia/Pacific	—	—	—	—	2	1
Latin America	11	1	—	—	—	—
Caterpillar Power Finance	—	—	2	3	16	21
Total	68	$4	26	$7	67	$26

C. Transfers of Receivables

Off-balance sheet managed assets
Certain finance receivables and equipment on operating leases are sold to third parties with limited or no recourse to us to mitigate the concentration of credit risk with certain customers and are generally accounted for as sales. In 2014, 2013 and 2012, we received $244 million, $243 million and $206 million, respectively, of cash proceeds and recognized pre-tax gains of $7 million, $4 million and $3 million, respectively, from the sale of such assets.  We typically maintain servicing responsibilities for these third-party assets, which totaled $316 million, $322 million and $291 million as of December 31, 2014, 2013 and 2012, respectively.  Because we do not receive a servicing fee for these assets, a servicing liability is recorded.  As of December 31, 2014, 2013 and 2012, these liabilities were $1 million, $2 million and $1 million, respectively. These assets are not available to pay our creditors.

Total off-balance sheet managed assets as of December 31, were as follows:

(Millions of dollars)
	2014	2013	2012
Retail notes receivable	$121	$126	$49
Operating leases	93	61	60
Retail finance leases	59	103	116
Retail installment sale contracts	43	32	66
Total off-balance sheet managed assets	$316	$322	$291

D. Purchases of Trade Receivables from Caterpillar Entities

We purchase trade receivables from Caterpillar entities at a discount. The discount is an estimate of the amount of financing revenue that would be earned at a market rate on these trade receivables over their expected life. The discount is amortized into revenue on an effective yield basis over the life of the receivables and recognized as Wholesale finance revenue. For the years ended December 31, 2014, 2013 and 2012, amortized discounts for the trade receivables were $243 million, $233 million and $241 million, respectively.  In the Consolidated Statements of Cash Flows, collection of the discount is included in investing activities as the receivables are collected.

NOTE 4 – EQUIPMENT ON OPERATING LEASES

Components of equipment on operating leases, less accumulated depreciation as of December 31, were as follows:

(Millions of dollars)
	2014	2013	2012
Equipment on operating leases, at cost	$5,273	$5,127	$4,421
Less: Accumulated depreciation	(1,649)	(1,583)	(1,451)
Equipment on operating leases, net	$3,624	$3,544	$2,970

At December 31, 2014, scheduled minimum rental payments for operating leases were as follows:

2015	2016	2017	2018	2019	Thereafter	Total
$904	$587	$333	$166	$63	$15	$2,068

NOTE 5 – CONCENTRATION OF CREDIT RISK

Financial instruments with potential credit risk consist primarily of finance receivables. Additionally, to a lesser extent, we have potential credit risk associated with counterparties to derivative contracts.

As of December 31, 2014, 2013 and 2012, receivables from customers in construction-related industries made up approximately one-third of our total portfolio.  As of December 31, 2014, approximately 50 percent of construction-related receivables related to customers in North America. As of December 31, 2013 and 2012, approximately 40 percent of construction-related receivables related to customers in North America.  No single customer or dealer represented a significant concentration of credit risk.  We typically maintain a security interest in retail financed equipment and require physical damage insurance coverage on all financed equipment.  See Note 15 for further information concerning business segments.

Regarding our derivative instruments, collateral is generally not required of the counterparties or of us.  We enter into International Swaps and Derivatives Association (ISDA) master netting agreements that permit the net settlement of amounts owed under their respective derivative contracts. Under these master netting agreements, net settlement generally permits us or the counterparty to determine the net amount payable for contracts due on the same date and in the same currency for similar types of derivative transactions. The master netting agreements generally also provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event. Our exposure to credit loss in the event of nonperformance by the counterparties is limited to only those gains that we have recorded, but for which we have not yet received cash payment.  The master netting agreements reduce the amount of loss the Company would incur should the counterparties fail to meet their obligations.  As of December 31, 2014, 2013 and 2012, the maximum exposure to credit loss, including accrued interest, was $123 million, $178 million and $306 million, respectively, before the application of any master netting agreements.  See Note 9 for further information concerning derivatives.

NOTE 6 – CREDIT COMMITMENTS

Revolving credit facilities
We have three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and us for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of December 31, 2014 was $7.75 billion.

•	The 364-day facility of $3.15 billion (of which $2.33 billion is available to us) expires in September 2015.

•	The 2010 four-year facility, as amended in September 2014, of $2.73 billion (of which $2.01 billion is available to us) expires in September 2017.

•	The 2011 five-year facility, as amended in September 2014, of $4.62 billion (of which $3.41 billion is available to us) expires in September 2019.

At December 31, 2014, Caterpillar’s consolidated net worth was $22.23 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined in the Credit Facility as the consolidated stockholders' equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income/(loss).

At December 31, 2014, our covenant interest coverage ratio was 2.19 to 1.  This is above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at December 31, 2014, our six-month covenant leverage ratio was 7.79 to 1 and our year-end covenant leverage ratio was 7.83 to 1.  This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event that either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings.  At December 31, 2014, there were no borrowings under the Credit Facility.

Bank borrowings
Credit lines with banks as of December 31, 2014 totaled $4.06 billion.  These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements.  The remaining available credit commitments may be withdrawn any time at the lenders' discretion.  As of December 31, 2014, we had $1.90 billion outstanding against these credit lines compared with $2.03 billion as of December 31, 2013, and were in compliance with all debt covenants under these credit lines.

Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction.  We do not hold reserves to fund the payment of the demand notes.  The notes are offered on a continuous basis by prospectus only.

Notes receivable from/payable to Caterpillar
Under our variable amount lending agreements and other notes receivable with Caterpillar, we may borrow up to $2.31 billion from Caterpillar and Caterpillar may borrow up to $1.29 billion from us.  The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice.  We had notes receivable of $414 million and notes payable of $1.11 billion outstanding under these agreements as of December 31, 2014, compared with notes receivable of $345 million and notes payable of $1.12 billion as of December 31, 2013.

Committed credit facility
We extended a $2 billion committed credit facility to Caterpillar, which expires in February 2019.  We receive a fee from Caterpillar based on amounts drawn under the credit facility and a commitment fee for the undrawn amounts under the credit facility.  At December 31, 2014, there were no borrowings under this credit facility.

NOTE 7 – SHORT-TERM BORROWINGS

Short-term borrowings outstanding as of December 31, were comprised of the following:

(Millions of dollars)
	2014		2013		2012
	Balance	Avg. Rate	Balance	Avg. Rate	Balance	Avg. Rate
Commercial paper, net	$3,688	0.3%	$2,502	0.5%	$3,654	0.6%
Bank borrowings	411	6.8%	545	6.4%	418	5.6%
Variable denomination floating rate demand notes	600	0.8%	616	0.8%	579	0.8%
Total	$4,699		$3,663		$4,651

NOTE 8 – LONG-TERM DEBT

During 2014, we issued $5.84 billion of medium-term notes, of which $4.46 billion were at fixed interest rates and $1.38 billion were at floating interest rates, primarily indexed to LIBOR.  At December 31, 2014, the outstanding medium-term notes had remaining maturities ranging up to 12 years.

Long-term debt outstanding as of December 31, was comprised of the following:

(Millions of dollars)
	2014		2013		2012
	Balance	Avg. Rate	Balance	Avg. Rate	Balance	Avg. Rate
Medium-term notes	$23,094	2.4%	$23,854	2.8%	$23,500	3.2%
Unamortized discount	(4)		(8)		(13)
Medium-term notes, net	23,090		23,846		23,487
Bank borrowings	1,484	3.4%	1,483	3.2%	1,602	4.1%
Total	$24,574		$25,329		$25,089

 Long-term debt outstanding as of December 31, 2014, matures as follows:

(Millions of dollars)
2015	$6,283
2016	5,507
2017	5,487
2018	2,411
2019	2,381
Thereafter	2,505
Total	$24,574

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

All derivatives are recognized on the Consolidated Statements of Financial Position at their fair value.  On the date the derivative contract is entered into, the derivative instrument is (1) designated as a hedge of the fair value of a recognized asset or liability (fair value hedge), (2) designated as a hedge of a forecasted transaction or the cash flow variability associated with variable-rate debt (cash flow hedge) or (3) undesignated.  Changes in the fair value of a derivative that is qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged recognized asset or liability that is attributable to the hedged risk, are recorded in current earnings.  Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge are recorded in Accumulated other comprehensive income/(loss) (AOCI), to the extent effective, on the Consolidated Statements of Financial Position until they are reclassified to earnings in the same period or periods during which the hedged transaction affects earnings.  Changes in the fair value of undesignated derivative instruments and the ineffective portion of designated derivative instruments are reported in current earnings.  Cash flows from designated derivative financial instruments are classified within the same category as the item being hedged on the Consolidated Statements of Cash Flows.  Cash flows from undesignated derivative financial instruments are included in the investing category on the Consolidated Statements of Cash Flows.

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

Foreign currency exchange rate risk
We have net foreign currency balance sheet positions and expected future transactions denominated in foreign currencies, thereby creating exposure to movements in foreign exchange rates. In managing foreign currency risk, our objective is to minimize earnings volatility resulting from conversion and the remeasurement of net foreign currency balance sheet positions and expected future transactions denominated in foreign currencies.  Our policy allows the use of foreign currency forward, option and cross currency contracts to offset the risk of currency mismatch between our assets and liabilities and exchange rate risk associated with expected future transactions denominated in foreign currencies.  Substantially all such foreign currency forward, option and cross currency contracts are undesignated.

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

As of December 31, 2014, $1 million of deferred net losses, net of tax, included in equity (AOCI in the Consolidated Statements of Financial Position), related to our floating-to-fixed interest rate swaps, are expected to be reclassified to Interest expense over the next twelve months.  The actual amount recorded in Interest expense will vary based on interest rates at the time the hedged transactions impact earnings.

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

The location and fair value of derivative instruments reported in the Consolidated Statements of Financial Position were as follows:

(Millions of dollars)
		Asset (Liability) Fair Value
		December 31,
	Consolidated Statements of Financial Position Location	2014	2013	2012
Designated derivatives
Interest rate contracts	Other assets	$79	$122	$226
Interest rate contracts	Accrued expenses	(8)	(6)	(8)
		$71	$116	$218
Undesignated derivatives
Foreign exchange contracts	Other assets	$5	$7	$10
Foreign exchange contracts	Accrued expenses	(15)	(4)	(5)
Cross currency contracts	Other assets	17	9	—
Cross currency contracts	Accrued expenses	—	—	(1)
Interest rate contracts	Other assets	—	—	2
Interest rate contracts	Accrued expenses	—	—	(1)
		$7	$12	$5

The total notional amounts of derivative instruments was $5.25 billion, $6.74 billion and $9.82 billion as of December 31, 2014, 2013, and 2012, respectively. The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties. The amounts exchanged by the parties are calculated by reference to the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates and interest rates.

For the years ended December 31, 2014, 2013 and 2012, the deferred gains (losses) recorded in AOCI on the Consolidated Statements of Changes in Stockholder’s Equity associated with our cash flow interest rate contract hedges were as follows:

(Millions of dollars)
Balance as of December 31, 2013, net of tax of $3	$(5)
Gains (losses) deferred during the year, net of tax of $2	(4)
(Gains) losses reclassified to earnings, net of tax of $2	4
Balance as of December 31, 2014, net of tax of $3	$(5)

(Millions of dollars)
Balance as of December 31, 2012, net of tax of $4	$(8)
Gains (losses) deferred during the year, net of tax of $1	(1)
(Gains) losses reclassified to earnings, net of tax of $2	4
Balance as of December 31, 2013, net of tax of $3	$(5)

(Millions of dollars)
Balance as of December 31, 2011, net of tax of $3	$(6)
Gains (losses) deferred during the year, net of tax of $0	1
(Gains) losses reclassified to earnings, net of tax of $(1)	(3)
Balance as of December 31, 2012, net of tax of $4	$(8)

The effect of derivatives designated as hedging instruments on the Consolidated Statements of Profit was as follows:

Fair Value Hedges
(Millions of dollars)
		Year Ended December 31, 2014
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts	Other income (expense)	$(41)	$40

		Year Ended December 31, 2013
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts	Other income (expense)	$(107)	$109

		Year Ended December 31, 2012
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts	Other income (expense)	$(20)	$27

Cash Flow Hedges
(Millions of dollars)
		Year Ended December 31, 2014
	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(6)	$—
Interest rate contracts	Other income (expense)	—	—
		$(6)	$—

		Year Ended December 31, 2013
	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(6)	$—
Interest rate contracts	Other income (expense)	—	1
		$(6)	$1

		Year Ended December 31, 2012
	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$4	$—
Interest rate contracts	Other income (expense)	—	(1)
		$4	$(1)

The effect of derivatives not designated as hedging instruments on the Consolidated Statements of Profit was as follows for the years ended December 31:

Undesignated Derivatives
(Millions of dollars)
	Classification	2014	2013	2012
Foreign exchange contracts	Other income (expense)	$(49)	$3	$7
Cross currency contracts	Other income (expense)	2	5	(1)
Interest rate contracts	Other income (expense)	—	(3)	—
		$(47)	$5	$6

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

Collateral is generally not required of the counterparties or us under the master netting agreements. As of December 31, 2014, 2013 and 2012, no cash collateral was received or pledged under the master netting agreements.

The effect of net settlement provisions of the master netting agreements on our derivative balances upon an event of default or a termination event as of December 31, was as follows:

Offsetting of Derivative Assets and Liabilities
(Millions of dollars)
	2014	2013	2012
Derivative Assets
Gross Amount of Recognized Assets	$101	$138	$238
Gross Amounts Offset	—	—	—
Net Amount of Assets(1)	101	138	238
Gross Amounts Not Offset	(8)	(9)	(12)
Net Amount	$93	$129	$226

Derivative Liabilities
Gross Amount of Recognized Liabilities	$(23)	$(10)	$(15)
Gross Amounts Offset	—	—	—
Net Amount of Liabilities(1)	(23)	(10)	(15)
Gross Amounts Not Offset	8	9	12
Net Amount	$(15)	$(1)	$(3)

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

 No significant loss has been experienced or is anticipated under any of these guarantees.  At December 31, 2014, 2013 and 2012, the related liability was $1 million, $1 million and $2 million, respectively.  The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees was $42 million, $55 million and $61 million, at December 31, 2014, 2013 and 2012, respectively.

We provide guarantees to repurchase certain loans of Caterpillar dealers from a special purpose corporation (SPC) that qualifies as a VIE (see Note 1 for additional information regarding the accounting guidance on the consolidation of VIEs).  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  We have a loan purchase agreement with the SPC that obligates us to purchase certain loans that are not paid at maturity.  We receive a fee for providing this guarantee, which provides a source of liquidity for the SPC.  We are the primary beneficiary of the SPC as our guarantees result in us having both the power to direct the activities that most significantly impact the SPC's economic performance and the obligation to absorb losses and therefore we have consolidated the financial statements of the SPC.  As of December 31, 2014, 2013 and 2012, the SPC’s assets of $1.09 billion, $1.01 billion and $927 million, respectively, are primarily comprised of loans to dealers, which are included in Retail notes receivable in the Consolidated Statements of Financial Position, and the SPC's liabilities of $1.08 billion, $1.01 billion and $927 million, respectively, are primarily comprised of commercial paper, which is included in Short-term borrowings in the Consolidated Statements of Financial Position.  The assets of the SPC are not available to pay our creditors. We may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.
We are party to agreements in the normal course of business with selected customers and Caterpillar dealers in which we commit to provide a set dollar amount of financing on a pre-approved basis.  We also provide lines of credit to certain customers and Caterpillar dealers, of which a portion remains unused as of the end of the period.  Commitments and lines of credit generally have fixed expiration dates or other termination clauses.  It has been our experience that not all commitments and lines of credit will be used.  Management applies the same credit policies when making commitments and granting lines of credit as it does for any other financing.  We do not require collateral for these commitments/lines, but if credit is extended, collateral may be required upon funding.  As of December 31, 2014, 2013 and 2012, the amount of the unused commitments and lines of credit for dealers was $12.55 billion, $10.63 billion and $10.97 billion, respectively.  As of December 31, 2014, 2013 and 2012, the amount of the unused commitments and lines of credit for customers was $4.00 billion, $4.64 billion and $4.69 billion, respectively.
We are involved in unresolved legal actions that arise in the normal course of business. Although it is not possible to predict with certainty the outcome of our unresolved legal actions, we believe that these unresolved legal actions will neither individually nor in the aggregate have a material adverse effect on our consolidated financial position, liquidity or results of operations.

NOTE 11 – INCOME TAXES

The components of Profit before income taxes for the years ended December 31, were as follows:

(Millions of dollars)
	2014	2013	2012
U.S.	$207	$91	$31
Non-U.S.	546	603	553
Total	$753	$694	$584

Profit before income taxes, as shown above, is based on the location of the entity to which such earnings are attributable.  Where an entity’s earnings are subject to taxation, however, may not correlate solely to where an entity is located.  For example, the profit before tax reported in the United States may be subject to tax by non-U.S. jurisdictions and profit before tax outside the United States may be subject to tax in the United States. Thus, the income tax provision shown below as U.S. or non-U.S. may not correspond to the earnings shown above.

The components of the Provision for income taxes were as follows for the years ended December 31:

(Millions of dollars)
	2014	2013	2012
Current income tax provision (benefit):
U.S.	$14	$(14)	$14
Non-U.S.	138	183	179
State (U.S.)	(1)	—	(2)
	151	169	191

Deferred income tax provision (benefit):
U.S.	44	17	(16)
Non-U.S.	13	(18)	(27)
State (U.S.)	1	(1)	(3)
	58	(2)	(46)

Total Provision for income taxes	$209	$167	$145

Current income tax provision is the amount of income taxes reported or expected to be reported on our income tax returns.  We join Caterpillar in the filing of a consolidated U.S. Federal income tax return and certain state income tax returns.  In accordance with our tax sharing agreement with Caterpillar, we generally pay to or receive from Caterpillar our allocated share of income taxes or credits reflected in these consolidated filings. This amount is calculated on a separate return basis by taking taxable income times the applicable statutory tax rate.

The actual Provision for income taxes differs from the Provision for income taxes that would result from applying the U.S. statutory rate to Profit before income taxes for the years ended December 31, for the reasons set forth in the following reconciliation:

(Millions of dollars)
	2014		2013		2012
Taxes computed at U.S. statutory rates	$264	35.0%	$243	35.0%	$204	35.0%
(Decreases) increases in taxes resulting from:
State Income Tax, net of Federal Tax	—	—%	(1)	(0.1)%	(3)	(0.5)%
Subsidiaries' results subject to tax rates other than U.S. statutory rates	(53)	(7.0)%	(68)	(9.8)%	(50)	(8.6)%
Other, net	(2)	(0.2)%	(7)	(1.0)%	(6)	(1.0)%
Provision for income taxes	$209	27.8%	$167	24.1%	$145	24.9%

We have recorded income tax expense at U.S. tax rates on all profits, except for undistributed profits of non-U.S. subsidiaries of approximately $2 billion, which are considered indefinitely reinvested.  Determination of the amount of unrecognized deferred income tax liability related to indefinitely reinvested profits is not feasible. If U.S. tax law changes in the future, there may be a significant negative impact on the provision for income taxes to record an incremental tax liability in the period the change occurs.

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

(Millions of dollars)
	2014	2013	2012
Assets:
Deferred and refundable income taxes	$94	$103	$104
Liabilities:
Deferred income taxes and other liabilities	(668)	(500)	(535)
Deferred income taxes, net	$(574)	$(397)	$(431)

Differences between accounting rules and income tax laws cause differences between the bases of certain assets and liabilities for financial reporting and income tax purposes.  The income tax effects of these differences, to the extent they are temporary, are recorded as deferred income tax assets and liabilities netted by tax jurisdiction and taxpayer.

Our consolidated deferred income taxes consisted of the following components as of December 31:

(Millions of dollars)
	2014	2013	2012
Deferred tax assets:
Allowance for credit losses	$149	$144	$159
Net operating loss carryforwards	46	56	59
	195	200	218

Deferred income tax liabilities (primarily lease basis differences)	(514)	(455)	(467)

Valuation allowance for deferred income tax assets	(3)	(9)	(9)

Deferred income tax on translation adjustment	(252)	(133)	(173)

Deferred income taxes, net	$(574)	$(397)	$(431)

As of December 31, 2014, amounts and expiration dates of net operating loss (NOL) carryforwards in various U.S. state taxing jurisdictions were:

(Millions of dollars)
2015	2016	2017	2018	2019-2030	Total
$—	$—	$—	$6	$130	$136

The gross deferred income tax asset associated with these NOL carryforwards is $11 million as of December 31, 2014, partially offset by a valuation allowance of less than $1 million.  The valuation allowance indicates the loss carryforwards are likely to expire prior to utilization.

In some U.S. state income tax jurisdictions, we join with other Caterpillar entities in filing combined income tax returns.  In other U.S. state income tax jurisdictions, we file on a separate, stand-alone basis.

As of December 31, 2014, amounts and expiration dates of NOL carryforwards in various non-U.S. taxing jurisdictions were:

(Millions of dollars)
2015	2016	2017	2018	2019-2030	Unlimited	Total
$3	$1	$—	$—	$14	$139	$157

Valuation allowances totaling $2 million have been recorded at certain non-U.S. subsidiaries that have not yet demonstrated consistent and/or sustainable profitability to support the recognition of net deferred income tax assets.

A reconciliation of the beginning and ending amounts of gross unrecognized income tax benefits for uncertain income tax positions, including positions impacting only the timing of income tax benefits was as follows:

(Millions of dollars)
	2014	2013	2012
Reconciliation of unrecognized income tax benefits(1):
Balance at beginning of year	$—	$2	$—
Additions for income tax positions related to prior year	—	—	2
Reductions for income tax positions related to settlements(2)	—	(2)	—
Balance at end of year	$—	$—	$2

Amount that, if recognized, would impact the effective tax rate	$—	$—	$2

(1) Foreign currency translation amounts are included within each line as applicable.
(2) Includes cash payment or other reduction of assets to settle liability.

We classify interest and penalties on income taxes as a component of the Provision for income taxes.  During the years ended December 31, 2014, 2013 and 2012, we recognized a benefit of less than $1 million, a benefit of less than $1 million and a benefit of $5 million in interest and penalties, respectively.  As of December 31, 2014, 2013 and 2012, the total amount of accrued interest and penalties was less than $1 million.

It is reasonably possible that the amount of unrecognized income tax benefits will change in the next 12 months.  On January 30, 2015, Caterpillar received a Revenue Agent's Report (RAR) from the Internal Revenue Service (IRS) indicating the end of field examination of our U.S. tax returns for 2007 to 2009. In the opinion of management, the ultimate disposition of the matters raised in this report will not have a material adverse effect on our financial position, liquidity or results of operations. We expect the IRS field examination of our U.S. tax returns for 2010 to 2012 to begin in 2015.

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

Assets and liabilities measured on a recurring basis at fair value included in our Consolidated Statements of Financial Position are summarized below:

(Millions of dollars)
	December 31, 2014
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Assets
Derivative financial instruments, net	$—	$78	$—	$78
Total Assets	$—	$78	$—	$78
Liabilities
Guarantees	$—	$—	$1	$1
Total Liabilities	$—	$—	$1	$1

	December 31, 2013
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Assets
Derivative financial instruments, net	$—	$128	$—	$128
Total Assets	$—	$128	$—	$128
Liabilities
Guarantees	$—	$—	$1	$1
Total Liabilities	$—	$—	$1	$1

	December 31, 2012
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Assets
Derivative financial instruments, net	$—	$223	$—	$223
Total Assets	$—	$223	$—	$223
Liabilities
Guarantees	$—	$—	$2	$2
Total Liabilities	$—	$—	$2	$2

Below are roll-forwards of assets and liabilities measured at fair value using Level 3 inputs for the years ended December 31, 2014, 2013 and 2012.  These instruments were valued using pricing models that, in management’s judgment, reflect the assumptions of a marketplace participant.

(Millions of dollars)	Guarantees
Balance as of December 31, 2011	$2
Issuance of guarantees	2
Expiration of guarantees	(2)
Balance as of December 31, 2012	$2
Issuance of guarantees	2
Expiration of guarantees	(3)
Balance as of December 31, 2013	$1
Issuance of guarantees	1
Expiration of guarantees	(1)
Balance as of December 31, 2014	$1

Impaired loans
In addition to the amounts above, our impaired loans are subject to measurement at fair value on a nonrecurring basis. A loan is considered impaired when management determines that collection of contractual amounts due is not probable. In these cases, an Allowance for credit losses may be established based primarily on the fair value of associated collateral. As the collateral's fair value is based on observable market prices and/or current appraised values, the impaired loans are classified as Level 2 measurements. We had impaired loans carried at the fair value of the underlying collateral value of $248 million, $88 million and $122 million as of December 31, 2014, 2013 and 2012, respectively.

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
Short-term borrowings – carrying amount approximated fair value.
Long-term debt – fair value for fixed and floating-rate debt was estimated based on quoted market prices.

Please refer to the table below for the fair values of our financial instruments.

(Millions of dollars)	2014		2013		2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Cash and cash equivalents	$857	$857	$1,320	$1,320	$2,080	$2,080	1
Foreign currency contracts:
In a receivable position	$5	$5	$7	$7	$10	$10	2	Note 9
In a payable position	$(15)	$(15)	$(4)	$(4)	$(5)	$(5)	2	Note 9
Cross currency contracts
In a receivable position	$17	$17	$9	$9	$—	$—	2	Note 9
In a payable position	$—	$—	$—	$—	$(1)	$(1)	2	Note 9
Finance receivables, net (excluding finance leases(1))	$21,434	$21,093	$20,657	$20,459	$20,065	$19,956	3	Note 3
Restricted cash and cash equivalents(2)	$11	$11	$17	$17	$19	$19	1
Short-term borrowings	$(4,699)	$(4,699)	$(3,663)	$(3,663)	$(4,651)	$(4,651)	1	Note 7
Long-term debt	$(24,574)	$(25,103)	$(25,329)	$(25,849)	$(25,089)	$(26,063)	2	Note 8
Interest rate swaps:
In a net receivable position	$79	$79	$122	$122	$228	$228	2	Note 9
In a net payable position	$(8)	$(8)	$(6)	$(6)	$(9)	$(9)	2	Note 9
Guarantees	$(1)	$(1)	$(1)	$(1)	$(2)	$(2)	3	Note 10

(1) As of December 31, 2014, 2013 and 2012, represents finance leases with a net carrying value of $7.64 billion, $8.02 billion and $8.07 billion, respectively.
(2) Included in Other assets in the Consolidated Statements of Financial Position.

NOTE 13 – TRANSACTIONS WITH RELATED PARTIES

We have a Support Agreement with Caterpillar, which provides that Caterpillar will (1) remain, directly or indirectly, our sole owner; (2) cause us to maintain a tangible net worth of at least $20 million and (3) ensure that we maintain a ratio of profit before income taxes and interest expense to interest expense (as defined by the Support Agreement) of not less than 1.15 to 1, calculated on an annual basis. Although this agreement can be modified by agreement or terminated by either party, any termination or any modification which would adversely affect holders of our debt requires the consent of holders of 66-2/3 percent in principal amount of outstanding debt of each series so affected.  Any modification or termination which would adversely affect the lenders under the Credit Facility requires their consent.  Caterpillar's obligation under this agreement is not directly enforceable by any of our creditors and does not constitute a guarantee of any of our obligations.  A cash dividend of $400 million, $200 million and $250 million was paid to Caterpillar in 2014, 2013 and 2012, respectively.

We have variable amount lending agreements and other notes receivable with Caterpillar.  Under these agreements, we may borrow up to $2.31 billion from Caterpillar, and Caterpillar may borrow up to $1.29 billion from us.  The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice.  We extended a $2 billion committed credit facility to Caterpillar, which expires in February 2019.  Under this agreement, we receive a fee from Caterpillar based on amounts drawn under the credit facility and a commitment fee for the undrawn amounts under the credit facility.  Information concerning these agreements was as follows:

(Millions of dollars)
	2014	2013	2012
Notes payable as of December 31,	$1,108	$1,118	$208
Notes receivable as of December 31,	$414	$345	$360
Interest expense	$7	$7	$4
Interest income on Notes Receivable with Caterpillar(1)	$18	$19	$21
Fees on committed credit facility extended to Caterpillar(1)	$41	$41	$41

(1) Included in Other revenues, net in the Consolidated Statements of Profit.

We have agreements with Caterpillar to purchase certain trade receivables at a discount. Information pertaining to these purchases was as follows:

(Millions of dollars)
	2014	2013	2012
Purchases made	$36,816	$33,018	$36,665
Discounts earned	$243	$233	$241
Balance as of December 31,	$3,238	$3,092	$3,114

We participate in certain marketing programs sponsored by Caterpillar by providing financing to customers at interest rates that are below market rates.  Under these programs, Caterpillar funds an amount at the outset of the transaction, which we then recognize as revenue over the term of the financing.  During 2014, 2013 and 2012, relative to such programs, we received $173 million, $189 million and $160 million, respectively.

We participate in various benefit plans, which are administered by Caterpillar.  These plans include employee medical plans and postretirement benefit plans.  We reimburse Caterpillar for these charges.  During 2014, 2013 and 2012, these charges amounted to $30 million, $27 million and $26 million, respectively.  Included in these charges are contributions to defined benefit plans in the amount of $7 million for each of 2014, 2013 and 2012.  These contributions are related to our participation in the following defined benefit plans that are administered by Caterpillar: the Caterpillar Inc. Retirement Income Plan, the Caterpillar Inc. Supplemental Retirement Plan and the Caterpillar Inc. Retiree Benefit Program. The total cost of the defined benefit plans is determined by actuarial valuation and we receive an allocation of the service and prior service cost based on headcount. We participate in the Caterpillar stock incentive plans.  In 2014, 2013 and 2012, Caterpillar allocated to us $11 million, $11 million and $10 million, respectively, in expenses related to stock based compensation.  Further information about these plans is available in Caterpillar’s 2014 Annual Report on Form 10-K filed separately with the Securities and Exchange Commission.

Caterpillar provides operational and administrative support, which is integral to the conduct of our business.  In 2014, 2013 and 2012, these operational and support charges for which we reimburse Caterpillar amounted to $37 million, $33 million and $32 million, respectively. In addition, we provide administrative support services to certain Caterpillar subsidiaries.  Caterpillar reimburses us for these charges.  During 2014, 2013 and 2012, these charges amounted to $12 million, $12 million and $10 million, respectively.

We join Caterpillar in the filing of a consolidated U.S. Federal income tax return and certain state income tax returns.  In accordance with our tax sharing agreement with Caterpillar, we generally pay to or receive from Caterpillar our allocated share of income taxes or credits reflected in these consolidated filings. This amount is calculated on a separate return basis by taking taxable income times the applicable statutory tax rate.

NOTE 14 – LEASES

We lease our offices and other property through operating leases.  Rental expense is charged to operations as incurred.  For 2014, 2013 and 2012, total rental expense for operating leases was $17 million, $17 million and $16 million, respectively.  At December 31, 2014, minimum payments for operating leases having initial non-cancelable terms in excess of one year were as follows:

(Millions of dollars)
2015	$16
2016	13
2017	12
2018	11
2019	10
Thereafter	21
Total	$83

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

Supplemental segment data and reconciliations to consolidated external reporting for the years ended December 31 was as follows:

(Millions of dollars) 2014	Revenues	Segment Profit	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Segment Assets at December 31, 2014	Capital expenditures
North America	$1,067	$355	$240	$361	$3	$13,661	$1,077
Europe and CPF	498	134	88	98	50	7,601	133
Asia/Pacific	368	129	116	24	35	4,767	34
Latin America	449	124	130	114	22	4,676	111
Mining	461	64	65	272	29	3,161	269
Total Segments	2,843	806	639	869	139	33,866	1,624
Unallocated	70	(82)	48	1	2	1,648	1
Timing	(28)	(8)	—	—	(2)	120	2
Methodology	—	37	(56)	—	—	(215)	—
Inter-segment Eliminations	—	—	—	—	—	(243)	—
Total	$2,885	$753	$631	$870	$139	$35,176	$1,627

2013	Revenues	Segment Profit	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Segment Assets at December 31, 2013	Capital expenditures
North America	$946	$283	$259	$293	$—	$12,160	$782
Europe and CPF	505	146	110	86	47	8,068	242
Asia/Pacific	399	156	135	25	9	5,251	54
Latin America	414	89	137	93	35	4,947	272
Mining	474	85	79	272	12	3,441	469
Total Segments	2,738	759	720	769	103	33,867	1,819
Unallocated	73	(73)	53	1	2	1,595	1
Timing	(26)	(10)	—	—	(4)	68	2
Methodology	—	18	(39)	—	—	(189)	—
Inter-segment Eliminations	—	—	—	—	—	(227)	—
Total	$2,785	$694	$734	$770	$101	$35,114	$1,822

2012	Revenues	Segment Profit	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Segment Assets at December 31, 2012	Capital expenditures
North America	$938	$264	$270	$274	$15	$11,309	$565
Europe and CPF	467	84	134	76	65	7,785	243
Asia/Pacific	399	134	155	23	24	6,144	133
Latin America	389	109	141	64	28	4,969	172
Mining	451	60	90	250	27	3,212	545
Total Segments	2,644	651	790	687	159	33,419	1,658
Unallocated	73	(93)	61	1	1	1,529	—
Timing	(24)	(6)	—	—	3	17	2
Methodology	—	32	(50)	—	—	(61)	—
Inter-segment Eliminations	—	—	—	—	—	(169)	—
Total	$2,693	$584	$801	$688	$163	$34,735	$1,660

Inside and outside the United States:

(Millions of dollars)
	2014	2013	2012
Revenues
Inside U.S.	$1,219	$1,045	$1,009
Inside Canada	259	329	330
Inside Australia	261	287	302
All other	1,146	1,124	1,052
Total	$2,885	$2,785	$2,693

Equipment on Operating Leases and Non-Leased Equipment (included in Other Assets), Net	2014	2013	2012
Inside U.S.	$1,696	$1,437	$1,204
Inside Canada	756	729	741
Inside Australia	358	434	341
All other	896	1,037	788
Total	$3,706	$3,637	$3,074

NOTE 16 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(Millions of dollars)
2014	First quarter	Second quarter	Third quarter	Fourth quarter
Total revenues	$711	$728	$743	$703
Profit before income taxes	$182	$208	$197	$166
Profit	$131	$148	$148	$108

2013	First quarter	Second quarter	Third quarter	Fourth quarter
Total revenues	$680	$695	$699	$711
Profit before income taxes	$185	$141	$164	$204
Profit	$140	$98	$117	$158