Form 10-Q
period 2015-03-31
CATERPILLAR FINANCIAL SERVICES CORP
filed 2015-05-01
CIK 764764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Yes [   ] No [ ✓ ]
As of May 1, 2015, one share of common stock of the registrant was outstanding, which is owned by Caterpillar Inc.
The registrant is a wholly owned subsidiary of Caterpillar Inc. and meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced disclosure format.

UNAUDITED

PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In addition to the accompanying unaudited consolidated financial statements for Caterpillar Financial Services Corporation (together with its subsidiaries, "Cat Financial," "the Company," "we," "us" or "our"), we suggest that you read our 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 17, 2015. The Company files electronically with the SEC required reports on Form 8-K, Form 10-Q, Form 10-K and registration statements on Form S-3 and other forms or reports as required. The public may read and copy any materials the Company has filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxies and information statements and other information regarding issuers that file electronically with the SEC. Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished with the SEC are available free of charge through Caterpillar Inc.'s Internet site (www.caterpillar.com/secfilings) as soon as reasonably practicable after filing with the SEC. Copies may also be obtained free of charge by writing to: Legal Dept., Caterpillar Financial Services Corporation, 2120 West End Ave., Nashville, Tennessee 37203-0001. In addition, the public may obtain more detailed information about our parent company, Caterpillar Inc. (together with its subsidiaries, "Caterpillar" or "Cat") by visiting its Internet site (www.caterpillar.com). None of the information contained at any time on our Internet site, Caterpillar’s Internet site or the SEC’s Internet site is incorporated by reference into this document.

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF PROFIT
(Unaudited)
(Dollars in Millions)

	Three Months Ended March 31,
	2015	2014

Revenues:
Retail finance	$320	$338
Operating lease	256	259
Wholesale finance	73	73
Other, net	40	41
Total revenues	689	711

Expenses:
Interest	151	162
Depreciation on equipment leased to others	212	214
General, operating and administrative	103	101
Provision for credit losses	18	37
Other	9	8
Total expenses	493	522

Other income (expense)	(9)	(7)

Profit before income taxes	187	182

Provision for income taxes	52	48

Profit of consolidated companies	135	134

Less: Profit attributable to noncontrolling interests	2	3

Profit [1]	$133	$131

1 Profit attributable to Caterpillar Financial Services Corporation.

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Millions)

	Three Months Ended March 31,
	2015	2014

Profit of consolidated companies	$135	$134

Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (expense)/benefit of: 2015 $(100); 2014 $0	(402)	4
Derivative financial instruments:
Gains (losses) deferred, net of tax (expense)/benefit of: 2015 $(1); 2014 $0	1	(2)
(Gains) losses reclassified to earnings, net of tax expense/(benefit) of: 2015 $0; 2014 $0	1	1
Total Other comprehensive income (loss), net of tax	(400)	3

Comprehensive income (loss)	(265)	137

Less: Comprehensive income attributable to the noncontrolling interests	1	2

Comprehensive income (loss) attributable to Caterpillar Financial Services Corporation	$(266)	$135

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in Millions, except share data)

	March 31, 2015	December 31, 2014
Assets:
Cash and cash equivalents	$1,147	$857
Finance receivables
Retail notes receivable	10,685	11,005
Wholesale notes receivable	4,285	4,514
Finance leases and installment sale contracts - Retail	13,819	14,455
Finance leases and installment sale contracts - Wholesale	436	384
	29,225	30,358
Less: Unearned income	(816)	(883)
Less: Allowance for credit losses	(392)	(401)
Total net finance receivables	28,017	29,074

Notes receivable from Caterpillar	454	414
Equipment on operating leases,
less accumulated depreciation	3,525	3,624
Deferred and refundable income taxes	189	206
Other assets	1,009	1,001
Total assets	$34,341	$35,176

Liabilities and stockholder’s equity:
Payable to dealers and others	$134	$113
Payable to Caterpillar – other	46	69
Accrued expenses	206	212
Income taxes payable	38	66
Payable to Caterpillar - borrowings	1,100	1,108
Short-term borrowings	5,259	4,699
Current maturities of long-term debt	6,192	6,283
Long-term debt	17,308	18,291
Deferred income taxes and other liabilities	769	681
Total liabilities	31,052	31,522

Commitments and contingent liabilities (Notes 7 and 9)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid-in amount)	745	745
Additional paid-in capital	2	2
Retained earnings	3,172	3,139
Accumulated other comprehensive income/(loss)	(763)	(364)
Noncontrolling interests	133	132
Total stockholder’s equity	3,289	3,654

Total liabilities and stockholder’s equity	$34,341	$35,176

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Unaudited)
(Dollars in Millions)

Three Months Ended March 31, 2014	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Noncontrolling interests	Total
Balance at December 31, 2013	$745	$2	$3,004	$117	$123	$3,991
Profit of consolidated companies			131		3	134
Foreign currency translation, net of tax				5	(1)	4
Derivative financial instruments, net of tax				(1)		(1)
Balance at March 31, 2014	$745	$2	$3,135	$121	$125	$4,128

Three Months Ended March 31, 2015
Balance at December 31, 2014	$745	$2	$3,139	$(364)	$132	$3,654
Profit of consolidated companies			133		2	135
Dividend paid to Caterpillar			(100)			(100)
Foreign currency translation, net of tax				(401)	(1)	(402)
Derivative financial instruments, net of tax				2		2
Balance at March 31, 2015	$745	$2	$3,172	$(763)	$133	$3,289

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Profit of consolidated companies	$135	$134
Adjustments for non-cash items:
Depreciation and amortization	215	217
Amortization of receivables purchase discount	(58)	(58)
Provision for credit losses	18	37
Gain on sales of receivables	—	(1)
Other, net	(47)	(2)
Changes in assets and liabilities:
Receivables from others	(29)	(6)
Other receivables/payables with Caterpillar	1	(12)
Payable to dealers and others	34	(19)
Accrued interest payable	13	(32)
Accrued expenses and other liabilities, net	(21)	(45)
Income taxes payable	(16)	63
Other assets, net	2	—
Net cash provided by operating activities	247	276

Cash flows from investing activities:
Capital expenditures for equipment on operating leases and other capital expenditures	(294)	(269)
Proceeds from disposals of equipment	159	160
Additions to finance receivables	(2,901)	(3,198)
Collections of finance receivables	2,953	2,873
Net changes in Caterpillar purchased receivables	118	(339)
Proceeds from sales of receivables	43	23
Additions to other notes receivable with Caterpillar	(50)	—
Collections on other notes receivable with Caterpillar	11	8
Restricted cash and cash equivalents activity, net	(5)	(34)
Settlements of derivatives	(37)	3
Net cash provided by (used for) investing activities	(3)	(773)

Cash flows from financing activities:
Proceeds from debt issued (original maturities greater than three months)	1,527	2,146
Payments on debt issued (original maturities greater than three months)	(2,313)	(2,773)
Short-term borrowings, net (original maturities three months or less)	950	942
Dividend paid to Caterpillar	(100)	—
Net cash provided by (used for) financing activities	64	315

Effect of exchange rate changes on cash and cash equivalents	(18)	(3)

Increase/(decrease) in cash and cash equivalents	290	(185)
Cash and cash equivalents at beginning of year	857	1,320
Cash and cash equivalents at end of period	$1,147	$1,135

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated profit for the three months ended March 31, 2015 and 2014, (b) the consolidated comprehensive income for the three months ended March 31, 2015 and 2014, (c) the consolidated financial position as of March 31, 2015 and December 31, 2014, (d) the consolidated changes in stockholder's equity for the three months ended March 31, 2015 and 2014 and (e) the consolidated cash flows for the three months ended March 31, 2015 and 2014. The preparation of financial statements, in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), requires management to make estimates and assumptions that affect reported amounts.  The most significant estimates include those related to the residual values for leased assets, our Allowance for credit losses and income taxes.  Actual results may differ from these estimates.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 17, 2015.

The December 31, 2014 financial position data included herein was derived from the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 17, 2015, but does not include all disclosures required by U.S. GAAP.

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

Comprehensive income/(loss) and its components are presented in the Consolidated Statements of Comprehensive Income. Changes in Accumulated other comprehensive income/(loss), net of tax, included in the Consolidated Statements of Changes in Stockholder's Equity, consisted of the following:

(Millions of dollars)	Foreign currency translation	Derivative financial instruments	Total

Three Months Ended March 31, 2014
Balance at December 31, 2013	$122	$(5)	$117
Other comprehensive income/(loss) before reclassifications	5	(2)	3
Amounts reclassified from accumulated other comprehensive income/(loss)	—	1	1
Other comprehensive income/(loss)	5	(1)	4
Balance at March 31, 2014	$127	$(6)	$121

Three Months Ended March 31, 2015
Balance at December 31, 2014	$(359)	$(5)	$(364)
Other comprehensive income/(loss) before reclassifications	(401)	1	(400)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	1	1
Other comprehensive income/(loss)	(401)	2	(399)
Balance at March 31, 2015	$(760)	$(3)	$(763)

UNAUDITED

The effect of the reclassifications out of Accumulated other comprehensive income/(loss) on the Consolidated Statements of Profit was as follows:

(Millions of dollars)		Three Months Ended March 31,
	Classification of income (expense)	2015	2014
Foreign exchange contracts	Other income (expense)	$—	$—
Interest rate contracts	Interest expense	(1)	(1)
Reclassifications before tax		(1)	(1)
Tax (provision) benefit		—	—
Total reclassifications from Accumulated other comprehensive income/(loss)		$(1)	$(1)

3.	New Accounting Pronouncements

Reporting discontinued operations and disclosures of disposals of components of an entity – In April 2014, the Financial Accounting Standards Board (FASB) issued accounting guidance for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The guidance defines a discontinued operation as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. This guidance was effective January 1, 2015 and did not have a material impact on our financial statements.

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

Variable interest entities – In February 2015, the FASB issued accounting guidance on the consolidation of VIEs. The new guidance revises previous guidance by establishing an analysis for determining whether a limited partnership or similar entity is a VIE and whether outsourced decision-maker fees are considered variable interests. In addition, the new guidance revises how a reporting entity evaluates economics and related parties when assessing who should consolidate a VIE. This guidance is effective January 1, 2016. We do not expect the adoption to have a material impact on our financial statements.

Presentation of debt issuance costs – In April 2015, the FASB issued accounting guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability. Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as an asset. This guidance is effective January 1, 2016. We do not expect the adoption to have a material impact on our financial statements.

UNAUDITED

4.	Financing Activities
A. Credit Quality of Finance Receivables and Allowance for Credit Losses
We apply a systematic methodology to determine the Allowance for credit losses for finance receivables. Based upon our analysis of credit losses and risk factors, our portfolio segments are as follows:

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

Impaired finance receivables
For all classes, a finance receivable is considered impaired, based on current information and events, if it is probable that we will be unable to collect all amounts due according to the contractual terms of the finance receivable. Finance receivables reviewed for impairment include those that are past due, non-performing or in bankruptcy. Recognition of income is suspended and the finance receivable is placed on non-accrual status when management determines that collection of future income is not probable (generally after 120 days past due except in locations where local regulatory requirements dictate a different method, or instances in which relevant information is known that warrants placing the finance receivable on non-accrual status). Accrual is resumed and previously suspended income is recognized, when the finance receivable becomes contractually current and/or collection doubts are removed. Cash receipts on impaired finance receivables are recorded against the receivable and then to any unrecognized income.

There were no impaired finance receivables as of March 31, 2015 and December 31, 2014, for the Dealer and Caterpillar Purchased Receivables portfolio segments. The average recorded investment for impaired finance receivables within the Dealer and Caterpillar Purchased Receivables portfolio segments was zero for the three months ended March 31, 2015 and 2014.

UNAUDITED

Individually impaired finance receivables for the Customer portfolio segment were as follows:

(Millions of dollars)
	As of March 31, 2015			As of December 31, 2014
Impaired Finance Receivables With No Allowance Recorded	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Customer
North America	$13	$13	$—	$14	$14	$—
Europe	43	43	—	44	43	—
Asia/Pacific	6	6	—	2	2	—
Mining	119	119	—	29	29	—
Latin America	32	32	—	34	34	—
Caterpillar Power Finance	189	188	—	129	128	—
Total	$402	$401	$—	$252	$250	$—
Impaired Finance Receivables With An Allowance Recorded
Customer
North America	$6	$6	$2	$6	$6	$1
Europe	17	17	4	12	12	4
Asia/Pacific	25	24	8	29	29	8
Mining	43	43	6	138	137	9
Latin America	48	48	16	42	42	12
Caterpillar Power Finance	123	123	38	135	134	41
Total	$262	$261	$74	$362	$360	$75
Total Impaired Finance Receivables
Customer
North America	$19	$19	$2	$20	$20	$1
Europe	60	60	4	56	55	4
Asia/Pacific	31	30	8	31	31	8
Mining	162	162	6	167	166	9
Latin America	80	80	16	76	76	12
Caterpillar Power Finance	312	311	38	264	262	41
Total	$664	$662	$74	$614	$610	$75

UNAUDITED

(Millions of dollars)
	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
Impaired Finance Receivables With No Allowance Recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Customer
North America	$14	$—	$25	$1
Europe	44	—	48	—
Asia/Pacific	4	—	6	—
Mining	102	2	134	2
Latin America	32	—	17	—
Caterpillar Power Finance	135	1	205	2
Total	$331	$3	$435	$5
Impaired Finance Receivables With An Allowance Recorded
Customer
North America	$6	$—	$10	$—
Europe	14	—	19	—
Asia/Pacific	26	—	16	—
Mining	63	1	24	—
Latin America	46	1	34	—
Caterpillar Power Finance	128	—	82	1
Total	$283	$2	$185	$1
Total Impaired Finance Receivables
Customer
North America	$20	$—	$35	$1
Europe	58	—	67	—
Asia/Pacific	30	—	22	—
Mining	165	3	158	2
Latin America	78	1	51	—
Caterpillar Power Finance	263	1	287	3
Total	$614	$5	$620	$6

Non-accrual and past due finance receivables
For all classes, we consider a finance receivable past due if any portion of a contractual payment is due and unpaid for more than 30 days. Recognition of income is suspended and the finance receivable is placed on non-accrual status when management determines that collection of future income is not probable (generally after 120 days past due except in locations where local regulatory requirements dictate a different method, or instances in which relevant information is known that warrants placing the finance receivable on non-accrual status). Accrual is resumed and previously suspended income is recognized, when the finance receivable becomes contractually current and/or collection doubts are removed.

As of March 31, 2015 and December 31, 2014, there were no finance receivables on non-accrual status for the Dealer portfolio segment. As of March 31, 2015 and December 31, 2014, there was $5 million and $4 million, respectively, in finance receivables on non-accrual status for the Caterpillar Purchased Receivables portfolio segment, all of which was in the Europe finance receivable class.

UNAUDITED

The investment in customer finance receivables on non-accrual status was as follows:

(Millions of dollars)
	March 31, 2015	December 31, 2014
Customer
North America	$31	$27
Europe	43	28
Asia/Pacific	44	54
Mining	124	62
Latin America	213	201
Caterpillar Power Finance	143	96
Total	$598	$468

Aging related to finance receivables was as follows:

(Millions of dollars)
	March 31, 2015
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$37	$14	$35	$86	$7,337	$7,423	$9
Europe	26	15	43	84	2,335	2,419	6
Asia/Pacific	73	32	64	169	2,518	2,687	24
Mining	20	10	76	106	1,883	1,989	50
Latin America	100	47	190	337	2,181	2,518	—
Caterpillar Power Finance	17	1	87	105	3,055	3,160	1
Dealer
North America	—	—	—	—	3,266	3,266	—
Europe	—	—	—	—	463	463	—
Asia/Pacific	2	—	—	2	596	598	—
Mining	—	—	—	—	3	3	—
Latin America	—	—	—	—	800	800	—
Caterpillar Power Finance	—	—	—	—	—	—	—
Caterpillar Purchased Receivables
North America	8	2	1	11	1,937	1,948	1
Europe	1	—	5	6	418	424	—
Asia/Pacific	—	—	—	—	384	384	—
Mining	—	—	—	—	—	—	—
Latin America	—	—	—	—	311	311	—
Caterpillar Power Finance	2	—	—	2	14	16	—
Total	$286	$121	$501	$908	$27,501	$28,409	$91

UNAUDITED

(Millions of dollars)
	December 31, 2014
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$46	$8	$27	$81	$7,291	$7,372	$4
Europe	16	23	29	68	2,607	2,675	6
Asia/Pacific	29	22	69	120	2,773	2,893	16
Mining	28	—	11	39	2,084	2,123	—
Latin America	55	23	196	274	2,583	2,857	8
Caterpillar Power Finance	1	4	64	69	3,079	3,148	1
Dealer
North America	—	—	—	—	3,209	3,209	—
Europe	—	—	—	—	467	467	—
Asia/Pacific	—	—	—	—	637	637	—
Mining	—	—	—	—	3	3	—
Latin America	—	—	—	—	853	853	—
Caterpillar Power Finance	—	—	—	—	—	—	—
Caterpillar Purchased Receivables
North America	23	5	1	29	1,916	1,945	1
Europe	4	1	5	10	429	439	1
Asia/Pacific	—	—	—	—	401	401	—
Mining	—	—	—	—	—	—	—
Latin America	6	5	—	11	420	431	—
Caterpillar Power Finance	—	—	1	1	21	22	1
Total	$208	$91	$403	$702	$28,773	$29,475	$38

UNAUDITED

Allowance for credit losses
An analysis of the Allowance for credit losses was as follows:

(Millions of dollars)
	March 31, 2015
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$388	$10	$3	$401
Receivables written off	(23)	—	—	(23)
Recoveries on receivables previously written off	11	—	—	11
Provision for credit losses	18	(1)	—	17
Adjustment due to sale of receivables	—	—	—	—
Foreign currency translation adjustment	(14)	—	—	(14)
Balance at end of period	$380	$9	$3	$392

Individually evaluated for impairment	$74	$—	$—	$74
Collectively evaluated for impairment	306	9	3	318
Ending Balance	$380	$9	$3	$392

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$664	$—	$—	$664
Collectively evaluated for impairment	19,532	5,130	3,083	27,745
Ending Balance	$20,196	$5,130	$3,083	$28,409

(Millions of dollars)
	December 31, 2014
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$374	$10	$3	$387
Receivables written off	(146)	—	—	(146)
Recoveries on receivables previously written off	47	—	—	47
Provision for credit losses	136	—	—	136
Adjustment due to sale of receivables	(3)	—	—	(3)
Foreign currency translation adjustment	(20)	—	—	(20)
Balance at end of year	$388	$10	$3	$401

Individually evaluated for impairment	$75	$—	$—	$75
Collectively evaluated for impairment	313	10	3	326
Ending Balance	$388	$10	$3	$401

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$614	$—	$—	$614
Collectively evaluated for impairment	20,454	5,169	3,238	28,861
Ending Balance	$21,068	$5,169	$3,238	$29,475

UNAUDITED

Credit quality of finance receivables
The credit quality of finance receivables is reviewed on a monthly basis. Credit quality indicators include performing and non-performing. Non-performing is defined as finance receivables currently over 120 days past due and/or on non-accrual status or in bankruptcy. Finance receivables not meeting the criteria listed above are considered performing. Non-performing finance receivables have the highest probability for credit loss. The Allowance for credit losses attributable to non-performing finance receivables is based on the most probable source of repayment, which is normally the liquidation of collateral. In determining collateral value, we estimate the current fair market value of the collateral less selling costs. In addition, consideration is given to credit enhancements such as additional collateral and contractual third-party guarantees in determining the Allowance for credit losses attributable to non-performing finance receivables.

The recorded investment in performing and non-performing finance receivables was as follows:

(Millions of dollars)
	March 31, 2015
	Customer	Dealer	Caterpillar Purchased Receivables	Total
Performing
North America	$7,392	$3,266	$1,948	$12,606
Europe	2,376	463	419	3,258
Asia/Pacific	2,643	598	384	3,625
Mining	1,865	3	—	1,868
Latin America	2,305	800	311	3,416
Caterpillar Power Finance	3,017	—	16	3,033
Total Performing	$19,598	$5,130	$3,078	$27,806
Non-Performing
North America	$31	$—	$—	$31
Europe	43	—	5	48
Asia/Pacific	44	—	—	44
Mining	124	—	—	124
Latin America	213	—	—	213
Caterpillar Power Finance	143	—	—	143
Total Non-Performing	$598	$—	$5	$603
Total Performing and Non-Performing
North America	$7,423	$3,266	$1,948	$12,637
Europe	2,419	463	424	3,306
Asia/Pacific	2,687	598	384	3,669
Mining	1,989	3	—	1,992
Latin America	2,518	800	311	3,629
Caterpillar Power Finance	3,160	—	16	3,176
Total	$20,196	$5,130	$3,083	$28,409

UNAUDITED

(Millions of dollars)
	December 31, 2014
	Customer	Dealer	Caterpillar Purchased Receivables	Total
Performing
North America	$7,345	$3,209	$1,945	$12,499
Europe	2,647	467	435	3,549
Asia/Pacific	2,839	637	401	3,877
Mining	2,061	3	—	2,064
Latin America	2,656	853	431	3,940
Caterpillar Power Finance	3,052	—	22	3,074
Total Performing	$20,600	$5,169	$3,234	$29,003
Non-Performing
North America	$27	$—	$—	$27
Europe	28	—	4	32
Asia/Pacific	54	—	—	54
Mining	62	—	—	62
Latin America	201	—	—	201
Caterpillar Power Finance	96	—	—	96
Total Non-Performing	$468	$—	$4	$472
Total Performing and Non-Performing
North America	$7,372	$3,209	$1,945	$12,526
Europe	2,675	467	439	3,581
Asia/Pacific	2,893	637	401	3,931
Mining	2,123	3	—	2,126
Latin America	2,857	853	431	4,141
Caterpillar Power Finance	3,148	—	22	3,170
Total	$21,068	$5,169	$3,238	$29,475

Troubled debt restructurings
A restructuring of a finance receivable constitutes a troubled debt restructuring (TDR) when the lender grants a concession it would not otherwise consider to a borrower experiencing financial difficulties. Concessions granted may include extended contract maturities, inclusion of interest only periods, below market interest rates, extended skip payment periods and reduction of principal and/or accrued interest.

TDRs are reviewed along with other finance receivables as part of management’s ongoing evaluation of the adequacy of the Allowance for credit losses. The Allowance for credit losses attributable to TDRs is based on the most probable source of repayment, which is normally the liquidation of collateral. In determining collateral value, we estimate the current fair market value of the collateral less selling costs. In addition, consideration is given to credit enhancements such as additional collateral and contractual third-party guarantees in determining the Allowance for credit losses attributable to TDRs. There were no remaining commitments to lend additional funds to a borrower whose terms have been modified in a TDR as of March 31, 2015 and December 31, 2014.

There were no finance receivables modified as TDRs during the three months ended March 31, 2015 and 2014 for the Dealer or Caterpillar Purchased Receivables portfolio segments.

UNAUDITED

Finance receivables in the Customer portfolio segment modified as TDRs were as follows:

(Dollars in millions)	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
Customer
North America	3	$1	$1	3	$2	$2
Europe	—	—	—	3	5	5
Mining	—	—	—	1	11	10
Latin America	—	—	—	10	30	29
Caterpillar Power Finance	2	83	80	1	1	1
Total(1)	5	$84	$81	18	$49	$47

(1) Modifications include extended contract maturities, inclusion of interest only periods, below market interest rates, extended skip payment periods and reduction of principal and/or accrued interest.

TDRs in the Customer portfolio segment with a payment default during the three months ended March 31, 2015 and 2014, which had been modified within twelve months prior to the default date, were as follows:

(Dollars in millions)	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment
Customer
North America	4	$1	7	$1
Europe	—	—	7	1
Latin America	1	—	—	—
Total	5	$1	14	$2

B.	Transfers of Receivables
Certain finance receivables and equipment on operating leases are sold to third parties with limited or no recourse to us to mitigate the concentration of credit risk with certain customers and are generally accounted for as sales. We typically maintain servicing responsibilities for these third-party assets, which totaled $331 million and $316 million as of March 31, 2015 and December 31, 2014, respectively. Because we do not receive a servicing fee for these assets, a servicing liability is recorded. As of March 31, 2015 and December 31, 2014, these liabilities were $1 million. These assets are not available to pay our creditors.

C.	Purchases of Trade Receivables from Caterpillar Entities
We purchase trade receivables from Caterpillar entities at a discount. The discount is an estimate of the amount of financing revenue that would be earned at a market rate on these trade receivables over their expected life. The discount is amortized into revenue on an effective yield basis over the life of the receivables and recognized as Wholesale finance revenue. Amortized discounts for the trade receivables were $58 million for the three months ended March 31, 2015 and 2014. In the Consolidated Statements of Cash Flows, collection of the discount is included in investing activities as the receivables are collected.

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

UNAUDITED

As of March 31, 2015, $1 million of deferred net losses, net of tax, included in equity (AOCI in the Consolidated Statements of Financial Position), related to our floating-to-fixed interest rate swaps, are expected to be reclassified to Interest expense over the next twelve months.  The actual amount recorded in Interest expense will vary based on interest rates at the time the hedged transactions impact earnings.

We have, at certain times, liquidated fixed-to-floating interest rate swaps that resulted in deferred gains at the time of liquidation.  The deferred gains associated with these interest rate swaps are included in Long-term debt in the Consolidated Statements of Financial Position and are being amortized to Interest expense over the remaining term of the previously designated hedged item.

The location and fair value of derivative instruments reported in the Consolidated Statements of Financial Position were as follows:

(Millions of dollars)
		Asset (Liability) Fair Value
	Consolidated Statements of Financial Position Location	March 31, 2015	December 31, 2014
Designated derivatives
Interest rate contracts	Other assets	$77	$79
Interest rate contracts	Accrued expenses	(6)	(8)
		$71	$71
Undesignated derivatives
Foreign exchange contracts	Other assets	$8	$5
Foreign exchange contracts	Accrued expenses	(18)	(15)
Cross currency contracts	Other assets	27	17
		$17	$7

The total notional amounts of the derivative instruments were $4.75 billion and $5.25 billion as of March 31, 2015 and December 31, 2014, respectively. The notional amounts of the derivative financial instruments do not represent amounts exchanged by the parties. The amounts exchanged by the parties are calculated by reference to the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates and interest rates.

For the three months ended March 31, 2015 and 2014, the deferred gains (losses) recorded in AOCI on the Consolidated Statements of Changes in Stockholder’s Equity associated with our cash flow interest rate contract hedges were as follows:

(Millions of dollars)
Balance as of December 31, 2014, net of tax of $3	$(5)
Gains (losses) deferred during the period, net of tax of $1	1
(Gains) losses reclassified to earnings, net of tax of $0	1
Balance as of March 31, 2015, net of tax of $2	$(3)

(Millions of dollars)
Balance as of December 31, 2013, net of tax of $3	$(5)
Gains (losses) deferred during the period, net of tax of $0	(2)
(Gains) losses reclassified to earnings, net of tax of $0	1
Balance as of March 31, 2014, net of tax of $3	$(6)

UNAUDITED

The effect of derivatives designated as hedging instruments on the Consolidated Statements of Profit was as follows:

Fair Value Hedges
(Millions of dollars)
		Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts	Other income (expense)	$(1)	$1	$(13)	$13

Cash Flow Hedges
(Millions of dollars)
Three Months Ended March 31, 2015
	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(1)	$—
Interest rate contracts	Other income (expense)	—	—
		$(1)	$—

Three Months Ended March 31, 2014
	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(1)	$—
Interest rate contracts	Other income (expense)	—	—
		$(1)	$—

The effect of derivatives not designated as hedging instruments on the Consolidated Statements of Profit was as follows:

Undesignated Derivatives
(Millions of dollars)		Three Months Ended March 31,
	Classification	2015	2014
Foreign exchange contracts	Other income (expense)	$(38)	$(1)
Cross currency contracts	Other income (expense)	10	(4)
		$(28)	$(5)

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

Collateral is generally not required of the counterparties or us under the master netting agreements. As of March 31, 2015 and December 31, 2014, no cash collateral was received or pledged under the master netting agreements.

The effect of net settlement provisions of the master netting agreements on our derivative balances upon an event of default or a termination event was as follows:

Offsetting of Derivative Assets and Liabilities
(Millions of dollars)
	March 31, 2015	December 31, 2014
Derivative Assets
Gross Amount of Recognized Assets	$112	$101
Gross Amounts Offset	—	—
Net Amount of Assets(1)	112	101
Gross Amounts Not Offset	(14)	(8)
Net Amount	$98	$93

Derivative Liabilities
Gross Amount of Recognized Liabilities	$(24)	$(23)
Gross Amounts Offset	—	—
Net Amount of Liabilities(1)	(24)	(23)
Gross Amounts Not Offset	14	8
Net Amount	$(10)	$(15)

(1) As presented in the Consolidated Statements of Financial Position.

UNAUDITED

6.	Segment Information

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

UNAUDITED

Supplemental segment data and reconciliations to consolidated external reporting for the three months ended March 31 was as follows:

(Millions of dollars) 2015	Revenues	Segment Profit	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Segment Assets at March 31, 2015	Capital expenditures
North America	$284	$97	$63	$101	$(4)	$13,818	$176
Europe and CPF	113	35	17	21	13	7,327	20
Asia/Pacific	80	20	31	5	9	4,586	4
Latin America	102	24	29	27	6	4,181	24
Mining	100	29	14	58	(10)	3,013	69
Total Segments	679	205	154	212	14	32,925	293
Unallocated	18	(19)	16	—	—	1,748	—
Timing	(8)	(11)	—	—	4	103	1
Methodology	—	12	(19)	—	—	(221)	—
Inter-segment Eliminations	—	—	—	—	—	(214)	—
Total	$689	$187	$151	$212	$18	$34,341	$294

2014	Revenues	Segment Profit	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Segment Assets at December 31, 2014	Capital expenditures
North America	$247	$77	$60	$80	$3	$13,661	$130
Europe and CPF	130	41	24	26	9	7,601	31
Asia/Pacific	92	38	28	6	7	4,767	10
Latin America	105	26	32	27	4	4,676	35
Mining	123	10	18	75	13	3,161	63
Total Segments	697	192	162	214	36	33,866	269
Unallocated	21	(13)	12	—	—	1,648	—
Timing	(7)	(2)	—	—	1	120	—
Methodology	—	5	(12)	—	—	(215)	—
Inter-segment Eliminations	—	—	—	—	—	(243)	—
Total	$711	$182	$162	$214	$37	$35,176	$269

7.	Guarantees

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

No significant loss has been experienced or is anticipated under any of these guarantees.  At March 31, 2015 and December 31, 2014, the related liability was $1 million. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees was $52 million and $42 million at March 31, 2015 and December 31, 2014, respectively.

UNAUDITED

We provide guarantees to repurchase certain loans of Caterpillar dealers from a special purpose corporation (SPC) that qualifies as a VIE (see Note 1 for additional information regarding the accounting guidance on the consolidation of VIEs).  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  We have a loan purchase agreement with the SPC that obligates us to purchase certain loans that are not paid at maturity.  We receive a fee for providing this guarantee, which provides a source of liquidity for the SPC.  We are the primary beneficiary of the SPC as our guarantees result in us having both the power to direct the activities that most significantly impact the SPC's economic performance and the obligation to absorb losses and therefore we have consolidated the financial statements of the SPC.  As of March 31, 2015 and December 31, 2014, the SPC’s assets of $1.14 billion and $1.09 billion, respectively, are primarily comprised of loans to dealers, which are included in Retail notes receivable in the Consolidated Statements of Financial Position, and the SPC's liabilities of $1.14 billion and $1.08 billion, respectively, are primarily comprised of commercial paper, which is included in Short-term borrowings in the Consolidated Statements of Financial Position.  The assets of the SPC are not available to pay our creditors. We may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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

UNAUDITED

Assets and liabilities measured on a recurring basis at fair value included in our Consolidated Statements of Financial Position are summarized below:

(Millions of dollars)
	March 31, 2015
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Assets
Derivative financial instruments, net	$—	$88	$—	$88
Total Assets	$—	$88	$—	$88
Liabilities
Guarantees	$—	$—	$1	$1
Total Liabilities	$—	$—	$1	$1

	December 31, 2014
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Assets
Derivative financial instruments, net	$—	$78	$—	$78
Total Assets	$—	$78	$—	$78
Liabilities
Guarantees	$—	$—	$1	$1
Total Liabilities	$—	$—	$1	$1

Below are roll-forwards of liabilities measured at fair value using Level 3 inputs for the three months ended March 31, 2015 and 2014. These instruments were valued using pricing models that, in management’s judgment, reflect the assumptions of a marketplace participant.

(Millions of dollars)	Guarantees
Balance as of December 31, 2014	$1
Issuance of guarantees	—
Expiration of guarantees	—
Balance as of March 31, 2015	$1

(Millions of dollars)	Guarantees
Balance as of December 31, 2013	$1
Issuance of guarantees	—
Expiration of guarantees	—
Balance as of March 31, 2014	$1

Impaired loans
In addition to the amounts above, our impaired loans are subject to measurement at fair value on a nonrecurring basis. A loan is considered impaired when management determines that collection of contractual amounts due is not probable. In these cases, an Allowance for credit losses may be established based primarily on the fair value of associated collateral. As the collateral's fair value is based on observable market prices and/or current appraised values, the impaired loans are classified as Level 2 measurements. We had impaired loans carried at the fair value of the underlying collateral value of $151 million and $248 million as of March 31, 2015 and December 31, 2014, respectively.

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
Short-term borrowings – carrying amount approximated fair value.
Long-term debt – fair value for fixed and floating-rate debt was estimated based on quoted market prices.

Please refer to the table below for the fair values of our financial instruments.

(Millions of dollars)	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Cash and cash equivalents	$1,147	$1,147	$857	$857	1
Foreign currency contracts:
In a receivable position	$8	$8	$5	$5	2	Note 5
In a payable position	$(18)	$(18)	$(15)	$(15)	2	Note 5
Cross currency contracts
In a receivable position	$27	$27	$17	$17	2	Note 5
Finance receivables, net (excluding finance leases(1))	$20,918	$20,688	$21,434	$21,093	3	Note 4
Restricted cash and cash equivalents(2)	$16	$16	$11	$11	1
Short-term borrowings	$(5,259)	$(5,259)	$(4,699)	$(4,699)	1
Long-term debt	$(23,500)	$(24,107)	$(24,574)	$(25,103)	2
Interest rate swaps:
In a net receivable position	$77	$77	$79	$79	2	Note 5
In a net payable position	$(6)	$(6)	$(8)	$(8)	2	Note 5
Guarantees	$(1)	$(1)	$(1)	$(1)	3	Note 7

(1)As of March 31, 2015 and December 31, 2014, represents finance leases with a net carrying value of $7.10 billion and $7.64 billion, respectively.
(2) Included in Other assets in the Consolidated Statements of Financial Position.

9.	Contingencies

We are involved in unresolved legal actions that arise in the normal course of business. Although it is not possible to predict with certainty the outcome of our unresolved legal actions, we believe that these unresolved legal actions will neither individually nor in the aggregate have a material adverse effect on our consolidated results of operations, financial position or liquidity.

10.	Income Taxes

The Provision for income taxes reflects an estimated annual tax rate of 28 percent in the first quarter of 2015 compared with 26 percent in the first quarter of 2014. The increase in the estimated annual tax rate is primarily due to changes in the geographic mix of pre-tax profits.

UNAUDITED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW:  FIRST QUARTER 2015 VS. FIRST QUARTER 2014

We reported first-quarter 2015 revenues of $689 million, a decrease of $22 million, or 3 percent, compared with the first quarter of 2014. First-quarter 2015 profit after tax was $133 million, a $2 million, or 2 percent, increase from the first quarter of 2014.

•	The decrease in revenues was primarily due to a $13 million unfavorable impact from lower average financing rates and a $7 million unfavorable impact from lower average earning assets.

•
Profit before income taxes was $187 million for the first quarter of 2015, compared with $182 million for the first quarter of 2014. The increase was primarily due to a $19 million decrease in provision for credit losses, partially offset by a $7 million decrease in net yield on average earning assets and a $3 million unfavorable net impact from lower average earning assets.

•
The provision for income taxes reflects an estimated annual tax rate of 28 percent in the first quarter of 2015, compared with 26 percent in the first quarter of 2014. The increase in the estimated annual tax rate is primarily due to changes in the geographic mix of pre-tax profits.

•
During the first quarter of 2015, retail new business volume was $2.47 billion, a decrease of $329 million, or 12 percent, from the first quarter of 2014. The decrease was primarily related to lower volume in Latin America, Asia and Mining, partially offset by increases in North America.

•
At the end of the first quarter of 2015, past dues were 3.08 percent, compared with 2.17 percent at the end of 2014. The increase in past dues compared to year-end 2014 was primarily due to the performance of the Latin American and Mining portfolios and seasonality impacts. At the end of the first quarter of 2014, past dues were 2.56 percent. Write-offs, net of recoveries, were $12 million for the first quarter of 2015, compared with $39 million for the first quarter of 2014.

•
As of March 31, 2015, our allowance for credit losses totaled $392 million or 1.38 percent of net finance receivables, compared with $401 million or 1.36 percent of net finance receivables at year-end 2014. The allowance for credit losses as of March 31, 2014, was $384 million or 1.29 percent of net finance receivables.

UNAUDITED

REVIEW OF CONSOLIDATED STATEMENTS OF PROFIT
THREE MONTHS ENDED MARCH 31, 2015 VS. THREE MONTHS ENDED MARCH 31, 2014

REVENUES
Retail revenue for the first quarter of 2015 was $320 million, a decrease of $18 million from the same period in 2014. The decrease was due to a $12 million unfavorable impact from lower interest rates on retail finance receivables and a $6 million unfavorable impact from lower average earning assets. For the quarter ended March 31, 2015, retail average earning assets were $24.17 billion, a decrease of $411 million from the same period in 2014. The annualized average yield was 5.30 percent for the first quarter of 2015, compared with 5.50 percent for the first quarter of 2014.

Operating lease revenue for the first quarter of 2015 was $256 million, a decrease of $3 million from the same period in 2014. The decrease was due to an $8 million unfavorable impact from lower average financing rates on operating leases, partially offset by a $5 million favorable impact from higher average earning assets.

Wholesale revenue was $73 million for the first quarter of both 2015 and 2014. The $1 million favorable impact from higher interest rates on wholesale finance receivables was offset by a $1 million unfavorable impact from lower average earning assets. For the quarter ended March 31, 2015, wholesale average earning assets were $4.54 billion, a decrease of $85 million from the same period in 2014. The annualized average yield was 6.47 percent for the first quarter of 2015, compared with 6.34 percent for the first quarter of 2014.

Other revenue, net, items were as follows:

(Millions of dollars)	Three Months Ended March 31,
	2015	2014
Finance receivable and operating lease fees (including late charges)	$16	$16
Fees on committed credit facility extended to Caterpillar	10	10
Interest income on Notes Receivable from Caterpillar	5	5
Net gain on returned or repossessed equipment	3	4
Miscellaneous other revenue, net	6	6
Total Other revenue, net	$40	$41

EXPENSES
Interest expense for the first quarter of 2015 was $151 million, a decrease of $11 million from the same period in 2014. This decrease was primarily due to a reduction of 9 basis points in the average cost of borrowing to 2.07 percent for the first quarter of 2015, down from 2.16 percent for the first quarter of 2014 and the impact of a 3 percent decrease in average borrowings.

Depreciation expense on equipment leased to others was $212 million, down $2 million from the first quarter of 2014.

General, operating and administrative expenses were $103 million for the first quarter of 2015, compared with $101 million for the same period in 2014.

Provision for credit losses was $18 million for the first quarter of 2015, compared with $37 million for the same period in 2014. The decrease was primarily due to a decrease in write-offs, net of recoveries, and a favorable impact from changes in portfolio balances, partially offset by an unfavorable impact from changes in the allowance rate.

At the end of the first quarter of 2015, past dues were 3.08 percent, compared with 2.17 percent at the end of 2014. The increase in past dues compared to year-end 2014 was primarily due to the performance of the Latin American and Mining portfolios and seasonality impacts. At the end of the first quarter of 2014, past dues were 2.56 percent. Write-offs, net of recoveries, were $12 million for the first quarter of 2015, compared with $39 million for the first quarter of 2014. Total non-performing finance receivables, which represent finance receivables currently over 120 days past due and/or on non-accrual status or in bankruptcy, were $603 million and $472 million at March 31, 2015 and December 31, 2014, respectively. Total non-performing finance receivables as a percentage of total finance receivables were 2.12 percent and 1.60 percent at March 31, 2015 and December 31, 2014, respectively.

UNAUDITED

Our Allowance for credit losses as of March 31, 2015 was $392 million or 1.38 percent of net finance receivables compared with $401 million or 1.36 percent of net finance receivables as of December 31, 2014. The overall decrease of $9 million during the first quarter is driven by a decrease in our net finance receivables portfolio, partially offset by an increase in the allowance rate.  The higher allowance rate reflects an unfavorable change in the credit quality metrics of our portfolio during the first quarter, partially offset by a favorable change in our loss given default assumption. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and current economic conditions. We believe our allowance is sufficient to provide for losses inherent in our existing finance receivable portfolio as of March 31, 2015.

Other expenses, consisting primarily of repossession-related expenses, were $9 million for the first quarter of 2015, up $1 million from the same period in 2014.

Other income (expense) items were as follows:

(Millions of dollars)	Three Months Ended March 31,
	2015	2014
Net loss from interest rate derivatives	$—	$(2)
Net currency exchange loss, including forward points	(9)	(5)
Total Other income (expense)	$(9)	$(7)

The Provision for income taxes was $52 million for the first quarter of 2015, compared with $48 million for the first quarter of 2014. The Provision for income taxes reflects an estimated annual tax rate of 28 percent in the first quarter of 2015, compared with 26 percent in the first quarter of 2014. The increase in the estimated annual tax rate is primarily due to changes in the geographic mix of pre-tax profits.

PROFIT
As a result of the performance discussed above, profit after tax was $133 million for the first quarter of 2015, an increase of $2 million, or 2 percent, from the first quarter of 2014.

REVIEW OF CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

ASSETS
Total assets were $34.34 billion as of March 31, 2015, a decrease of $835 million, or 2 percent, from December 31, 2014, primarily due to a decrease in net finance receivables, partially offset by an increase in our cash position.

New Business Volume
New retail financing for the three months ended March 31, 2015 was $2.18 billion, a decrease of $359 million, or 14 percent, from the same period in 2014. New retail financing decreased primarily due to lower volume in Latin America and Asia. New operating lease activity (which is substantially related to retail) for the three months ended March 31, 2015 was $296 million, an increase of $20 million, or 7 percent, from the same period in 2014. New operating lease activity increased primarily due to higher rentals of Cat equipment in North America, offset by lower rentals of Cat equipment in global markets. New wholesale financing activity for the three months ended March 31, 2015 was $9.64 billion, an increase of $469 million, or 5 percent, from the same period in 2014. New wholesale financing increased primarily due to higher purchases of trade receivables from Caterpillar.

Off-Balance Sheet Managed Assets
We manage and service receivables and leases that have been sold to third parties with limited or no recourse to us to mitigate the concentration of credit risk with certain customers. These receivables/leases are not available to pay our creditors.

Off-balance sheet managed assets were as follows:

UNAUDITED

(Millions of dollars)	March 31, 2015	December 31, 2014
Retail notes receivable	$138	$121
Operating leases	92	93
Retail installment sale contracts	53	43
Retail finance leases	48	59
Total off-balance sheet managed assets	$331	$316

UNAUDITED

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity provide us with the ability to meet our financial obligations on a timely basis.  Maintaining and managing adequate capital and liquidity resources includes management of funding sources and their utilization based on current, future and contingent needs. Throughout the first quarter of 2015, we experienced favorable liquidity conditions. We ended the first quarter of 2015 with $1.15 billion of cash, an increase of $290 million from year-end 2014. Our cash balances are held in numerous locations throughout the world with approximately $567 million held by our non-U.S. subsidiaries. Amounts held outside the United States are available for general corporate use and could be used in the United States without incurring significant additional U.S. taxes. We expect to meet our United States funding needs without repatriating undistributed profits that are indefinitely reinvested outside the United States.

BORROWINGS
Borrowings consist primarily of medium-term notes, commercial paper, bank borrowings and variable denomination floating rate demand notes, the combination of which is used to manage interest rate risk and funding requirements.

Total borrowings outstanding as of March 31, 2015 were $29.86 billion, a decrease of $522 million over December 31, 2014, primarily due to decreasing portfolio balances. Outstanding borrowings were as follows:

(Millions of dollars)	March 31, 2015	December 31, 2014
Medium-term notes, net of unamortized discount	$22,244	$23,090
Commercial paper, net of unamortized discount	4,365	3,688
Bank borrowings – long-term	1,256	1,484
Bank borrowings – short-term	286	411
Variable denomination floating rate demand notes	608	600
Notes payable to Caterpillar	1,100	1,108
Total outstanding borrowings	$29,859	$30,381

Medium-term notes
We issue medium-term unsecured notes through securities dealers or underwriters in the U.S., Canada, Europe, Australia, Japan, Hong Kong, Argentina and Mexico to both retail and institutional investors. These notes are offered in several currencies and with a variety of maturities. These notes are senior unsecured obligations of the Company. Medium-term notes outstanding as of March 31, 2015, mature as follows:

(Millions of dollars)
2015	$4,162
2016	4,935
2017	5,351
2018	2,412
2019	2,311
Thereafter	3,073
Total	$22,244

Medium-term notes issued totaled $1.05 billion and redeemed totaled $1.51 billion for the three months ended March 31, 2015.

UNAUDITED

Commercial paper
We issue unsecured commercial paper in the U.S., Europe and other international capital markets.  These short-term promissory notes are issued on a discounted basis and are payable at maturity.

Revolving credit facilities
We have three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and us for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of March 31, 2015 was $7.75 billion.

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

At March 31, 2015, Caterpillar’s consolidated net worth was $22.34 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined in the Credit Facility as the consolidated stockholders' equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income/(loss).

At March 31, 2015, our covenant interest coverage ratio was 2.22 to 1.  This is above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at March 31, 2015, our covenant leverage ratio was 7.69 to 1.  This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event that either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings.  At March 31, 2015 and December 31, 2014, there were no borrowings under the Credit Facility.

Bank borrowings
Credit lines with banks as of March 31, 2015 totaled $3.83 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements.  The remaining available credit commitments may be withdrawn any time at the lenders' discretion.  As of March 31, 2015 and December 31, 2014, we had $1.54 billion and $1.90 billion, respectively, outstanding against these credit lines and were in compliance with all debt covenants under these credit lines.

Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction.  We do not hold reserves to fund the payment of the demand notes.  The notes are offered on a continuous basis by prospectus only.

Notes receivable from/payable to Caterpillar
Under our variable amount lending agreements and other notes receivable with Caterpillar, we may borrow up to $2.29 billion from Caterpillar and Caterpillar may borrow up to $1.29 billion from us.  The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice.  We had notes receivable of $454 million and notes payable of $1.10 billion outstanding under these agreements as of March 31, 2015, compared with notes receivable of $414 million and notes payable of $1.11 billion as of December 31, 2014.

UNAUDITED

Committed credit facility
We extended a $2 billion committed credit facility to Caterpillar, which expires in February 2019.  We receive a fee from Caterpillar based on amounts drawn under the credit facility and a commitment fee for the undrawn amounts under the credit facility.  At March 31, 2015 and December 31, 2014, there were no borrowings under this credit facility.

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

OFF-BALANCE SHEET ARRANGEMENTS
We lease all of our facilities. In addition, we have potential payment exposure for guarantees issued to third parties totaling $52 million as of March 31, 2015.

CASH FLOWS
Operating cash flow was $247 million in the first three months of 2015, compared with $276 million for the same period a year ago. Net cash used for investing activities was $3 million for the first three months of 2015, compared with $773 million for the same period in 2014. The change was primarily due to the net impact of intercompany purchased receivables and lower levels of retail financing. Net cash provided by financing activities was $64 million for the first three months of 2015, compared with $315 million for the same period in 2014. The change was primarily due to lower funding requirements.

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

UNAUDITED

Despite our belief that our tax return positions are consistent with applicable tax laws, we believe that taxing authorities could challenge certain positions. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations or litigation. We record tax benefits for uncertain tax positions based upon management's evaluation of the information available at the reporting date. To be recognized in the financial statements, a tax benefit must be at least more likely than not of being sustained based on the technical merits of the position. The benefit for positions meeting the recognition threshold is measured as the largest benefit more likely than not of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Significant judgment is required in making these determinations and adjustments to unrecognized tax benefits may be necessary to reflect actual taxes payable upon settlement. Adjustments related to positions impacting the effective tax rate affect the Provision for income taxes. Adjustments related to positions impacting the timing of income or deductions impact deferred tax assets and liabilities.

Our income tax positions and analysis are based on currently enacted tax law. Future changes in tax law could significantly impact the Provision for income taxes, the amount of taxes payable and the deferred tax asset and liability balances. Deferred tax assets generally represent tax benefits for tax deductions or credits available in future tax returns. Certain estimates and assumptions are required to determine whether it is more likely than not that all or some portion of the benefit of a deferred tax asset will not be realized. In making this assessment, management analyzes and estimates the impact of future taxable income, reversing temporary differences and available prudent and feasible tax planning strategies. Should a change in facts or circumstances lead to a change in judgment about the realizability of a deferred tax asset, we record or adjust the related valuation allowance in the period that the change in facts and circumstances occurs, along with a corresponding increase or decrease in the Provision for income taxes.

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

UNAUDITED

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q may be considered "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements may relate to future events or our future financial performance, which may involve known and unknown risks and uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by any forward-looking statements. From time to time, we may also provide forward-looking statements in oral presentations to the public or in other materials we issue to the public. Forward-looking statements give current expectations or forecasts of future events about the company. You may identify these statements by the fact that they do not relate to historical or current facts and may use words such as "believes," "expects," "estimates," "anticipates," "will," "should," "plan," "project," "intend," "could" and similar words or phrases. These statements are only predictions. Actual events or results may differ materially due to factors that affect international businesses, including changes in economic conditions and disruptions in the global financial and credit markets and changes in laws and regulations (including regulations implemented under the Dodd-Frank Wall Street Reform and Consumer Protection Act) and political stability, as well as factors specific to Cat Financial and the markets we serve, including the market’s acceptance of our products and services, the creditworthiness of our customers, interest rate and currency rate fluctuations and estimated residual values of leased equipment. These risk factors may not be exhaustive. We operate in a continually changing business environment and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. Moreover, we do not assume responsibility for the accuracy and completeness of those statements. Forward-looking statements are qualified in their entirety by reference to the factors discussed under the captions "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K filed with the Securities and Exchange Commission (SEC) on February 17, 2015 for the year ended December 31, 2014, and in this Form 10-Q filing. We do not undertake to update our forward-looking statements.

UNAUDITED

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2015 due to the material weakness in internal control over financial reporting relating to our Allowance for credit losses discussed below. Notwithstanding the material weakness, management has concluded that our consolidated financial statements for the periods covered by and included in this Form 10-Q are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America.

As previously disclosed in our amended 2013 Annual Report on Form 10-K/A filed on November 14, 2014, we did not design and maintain effective internal controls over the accuracy and completeness of information about loans identified as being impaired, which are used in evaluating the adequacy of our Allowance for credit losses. Specifically, we did not design or implement controls necessary to monitor the effectiveness of subsidiary level controls relating to compliance with Company policies and procedures for evaluating loans for impairment.

The material weakness described above resulted in immaterial adjustments to our Allowance for credit losses, deferred tax accounts, Provision for credit losses, and income tax expense, as well as related financial statement disclosures and revisions to our consolidated financial statements and disclosures for the interim periods ended March 31, 2014, June 30, 2014, March 31, 2013, June 30, 2013, and September 30, 2013 and the annual periods ended December 31, 2013, 2012 and 2011. Additionally, this material weakness could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. Management determined that this material weakness continued to exist at March 31, 2015.

Changes in internal control over financial reporting
During the quarter ended March 31, 2015, the Company continued implementing and testing the remediation efforts described below. There have been no changes in the Company's internal control over financial reporting during the first quarter of 2015 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

UNAUDITED

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are involved in unresolved legal actions that arise in the normal course of business. Although it is not possible to predict with certainty the outcome of our unresolved legal actions, we believe that these unresolved legal actions will neither individually nor in the aggregate have a material adverse effect on our consolidated results of operations, financial position or liquidity.

ITEM 1A.  RISK FACTORS

For a discussion of risks and uncertainties that may affect our business, please see Part I. Item 1A. Risk Factors in our annual report on Form 10-K filed with the SEC on February 17, 2015 for the year ended December 31, 2014. There has been no material change in this information for the current quarter.

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

Caterpillar Financial Services Corporation
(Registrant)
Date:	May 1, 2015	By:	/s/Jeffry D. Everett
Jeffry D. Everett, Controller

Date:	May 1, 2015	By:	/s/Kent M. Adams
Kent M. Adams, President, Director and Chief Executive Officer