Form 10-Q
period 2015-06-30
CATERPILLAR FINANCIAL SERVICES CORP
filed 2015-07-31
CIK 764764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Yes [   ] No [ ✓ ]
As of July 31, 2015, one share of common stock of the registrant was outstanding, which is owned by Caterpillar Inc.
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

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF PROFIT
(Unaudited)
(Dollars in Millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues:
Retail finance	$313	$345	$633	$683
Operating lease	256	259	512	518
Wholesale finance	75	83	148	156
Other, net	39	41	79	82
Total revenues	683	728	1,372	1,439

Expenses:
Interest	150	155	301	317
Depreciation on equipment leased to others	210	213	422	427
General, operating and administrative	108	112	211	213
Provision for credit losses	49	31	67	68
Other	11	7	20	15
Total expenses	528	518	1,021	1,040

Other income (expense)	(5)	(2)	(14)	(9)

Profit before income taxes	150	208	337	390

Provision for income taxes	46	58	98	106

Profit of consolidated companies	104	150	239	284

Less: Profit attributable to noncontrolling interests	—	2	2	5

Profit [1]	$104	$148	$237	$279

1 Profit attributable to Caterpillar Financial Services Corporation.

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Profit of consolidated companies	$104	$150	$239	$284

Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (expense)/benefit of: 2015 $34 three months, $(66) six months; 2014 $(9) three months, $(9) six months	136	32	(266)	36
Derivative financial instruments:
Gains (losses) deferred, net of tax (expense)/benefit of: 2015 $0 three months, $(1) six months; 2014 $1 three months, $1 six months	—	(2)	1	(4)
(Gains) losses reclassified to earnings, net of tax expense/(benefit) of: 2015 $(1) three months, $(1) six months; 2014 $0 three months, $0 six months	1	1	2	2
Total Other comprehensive income (loss), net of tax	137	31	(263)	34

Comprehensive income (loss)	241	181	(24)	318

Less: Comprehensive income attributable to the noncontrolling interests	2	2	3	4

Comprehensive income (loss) attributable to Caterpillar Financial Services Corporation	$239	$179	$(27)	$314

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in Millions, except share data)

	June 30, 2015	December 31, 2014
Assets:
Cash and cash equivalents	$1,129	$857
Finance receivables
Retail notes receivable	10,721	11,005
Wholesale notes receivable	4,292	4,514
Finance leases and installment sale contracts - Retail	13,913	14,455
Finance leases and installment sale contracts - Wholesale	444	384
	29,370	30,358
Less: Unearned income	(817)	(883)
Less: Allowance for credit losses	(405)	(401)
Total net finance receivables	28,148	29,074

Notes receivable from Caterpillar	431	414
Equipment on operating leases,
less accumulated depreciation	3,563	3,624
Deferred and refundable income taxes	119	206
Other assets	1,102	1,001
Total assets	$34,492	$35,176

Liabilities and stockholder’s equity:
Payable to dealers and others	$163	$113
Payable to Caterpillar - other	45	69
Accrued expenses	186	212
Income taxes payable	102	66
Payable to Caterpillar - borrowings	1,101	1,108
Short-term borrowings	6,226	4,699
Current maturities of long-term debt	4,623	6,283
Long-term debt	17,948	18,291
Deferred income taxes and other liabilities	718	681
Total liabilities	31,112	31,522

Commitments and contingent liabilities (Notes 7 and 9)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid-in amount)	745	745
Additional paid-in capital	2	2
Retained earnings	3,126	3,139
Accumulated other comprehensive income/(loss)	(628)	(364)
Noncontrolling interests	135	132
Total stockholder’s equity	3,380	3,654

Total liabilities and stockholder’s equity	$34,492	$35,176

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Unaudited)
(Dollars in Millions)

Six Months Ended June 30, 2014	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Noncontrolling interests	Total
Balance at December 31, 2013	$745	$2	$3,004	$117	$123	$3,991
Profit of consolidated companies			279		5	284
Dividend paid to Caterpillar			(200)			(200)
Foreign currency translation, net of tax				37	(1)	36
Derivative financial instruments, net of tax				(2)		(2)
Balance at June 30, 2014	$745	$2	$3,083	$152	$127	$4,109

Six Months Ended June 30, 2015
Balance at December 31, 2014	$745	$2	$3,139	$(364)	$132	$3,654
Profit of consolidated companies			237		2	239
Dividend paid to Caterpillar			(250)			(250)
Foreign currency translation, net of tax				(267)	1	(266)
Derivative financial instruments, net of tax				3		3
Balance at June 30, 2015	$745	$2	$3,126	$(628)	$135	$3,380

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Profit of consolidated companies	$239	$284
Adjustments for non-cash items:
Depreciation and amortization	428	434
Amortization of receivables purchase discount	(116)	(123)
Provision for credit losses	67	68
Gain on sales of receivables	(1)	(4)
Other, net	(15)	12
Changes in assets and liabilities:
Receivables from others	(29)	(1)
Other receivables/payables with Caterpillar	(25)	(22)
Payable to dealers and others	35	(42)
Accrued interest payable	(1)	(66)
Accrued expenses and other liabilities, net	(35)	(15)
Income taxes payable	119	130
Other assets, net	2	—
Net cash provided by operating activities	668	655

Cash flows from investing activities:
Capital expenditures for equipment on operating leases and other capital expenditures	(636)	(779)
Proceeds from disposals of equipment	328	386
Additions to finance receivables	(6,171)	(7,223)
Collections of finance receivables	5,965	5,995
Net changes in Caterpillar purchased receivables	295	(109)
Proceeds from sales of receivables	74	107
Additions to other notes receivable with Caterpillar	(50)	—
Collections on other notes receivable with Caterpillar	33	16
Restricted cash and cash equivalents activity, net	(5)	(44)
Settlements of derivatives	(41)	(9)
Net cash provided by (used for) investing activities	(208)	(1,660)

Cash flows from financing activities:
Proceeds from debt issued (original maturities greater than three months)	3,688	4,961
Payments on debt issued (original maturities greater than three months)	(5,580)	(5,574)
Short-term borrowings, net (original maturities three months or less)	1,966	1,740
Dividend paid to Caterpillar	(250)	(200)
Net cash provided by (used for) financing activities	(176)	927

Effect of exchange rate changes on cash and cash equivalents	(12)	(50)

Increase/(decrease) in cash and cash equivalents	272	(128)
Cash and cash equivalents at beginning of year	857	1,320
Cash and cash equivalents at end of period	$1,129	$1,192

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated profit for the three and six months ended June 30, 2015 and 2014, (b) the consolidated comprehensive income for the three and six months ended June 30, 2015 and 2014, (c) the consolidated financial position as of June 30, 2015 and December 31, 2014, (d) the consolidated changes in stockholder's equity for the six months ended June 30, 2015 and 2014 and (e) the consolidated cash flows for the six months ended June 30, 2015 and 2014. The preparation of financial statements, in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), requires management to make estimates and assumptions that affect reported amounts.  The most significant estimates include those related to the residual values for leased assets, our Allowance for credit losses and income taxes.  Actual results may differ from these estimates.

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

Comprehensive income/(loss) and its components are presented in the Consolidated Statements of Comprehensive Income. Changes in Accumulated other comprehensive income/(loss), net of tax, included in the Consolidated Statements of Changes in Stockholder's Equity, consisted of the following:

(Millions of dollars)	Foreign currency translation	Derivative financial instruments	Total

Three Months Ended June 30, 2014
Balance at March 31, 2014	$127	$(6)	$121
Other comprehensive income/(loss) before reclassifications	32	(2)	30
Amounts reclassified from accumulated other comprehensive income/(loss)	—	1	1
Other comprehensive income/(loss)	32	(1)	31
Balance at June 30, 2014	$159	$(7)	$152

Three Months Ended June 30, 2015
Balance at March 31, 2015	$(760)	$(3)	$(763)
Other comprehensive income/(loss) before reclassifications	134	—	134
Amounts reclassified from accumulated other comprehensive income/(loss)	—	1	1
Other comprehensive income/(loss)	134	1	135
Balance at June 30, 2015	$(626)	$(2)	$(628)

Six Months Ended June 30, 2014
Balance at December 31, 2013	$122	$(5)	$117
Other comprehensive income/(loss) before reclassifications	37	(4)	33
Amounts reclassified from accumulated other comprehensive income/(loss)	—	2	2
Other comprehensive income/(loss)	37	(2)	35
Balance at June 30, 2014	$159	$(7)	$152

Six Months Ended June 30, 2015
Balance at December 31, 2014	$(359)	$(5)	$(364)
Other comprehensive income/(loss) before reclassifications	(267)	1	(266)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	2	2
Other comprehensive income/(loss)	(267)	3	(264)
Balance at June 30, 2015	$(626)	$(2)	$(628)

The effect of the reclassifications out of Accumulated other comprehensive income/(loss) on the Consolidated Statements of Profit was as follows:

(Millions of dollars)		Three Months Ended June 30,		Six Months Ended June 30,
	Classification of income (expense)	2015	2014	2015	2014
Foreign exchange contracts	Other income (expense)	$—	$—	$—	$—
Interest rate contracts	Interest expense	(2)	(1)	(3)	(2)
Reclassifications before tax		(2)	(1)	(3)	(2)
Tax (provision) benefit		1	—	1	—
Total reclassifications from Accumulated other comprehensive income/(loss)		$(1)	$(1)	$(2)	$(2)

UNAUDITED

3.	New Accounting Pronouncements

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

Revenue recognition – In May 2014, the FASB issued new revenue recognition guidance to provide a single, comprehensive revenue recognition model for all contracts with customers. Under the new guidance, an entity will recognize revenue to depict the transfer of promised goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. A five step model has been introduced for an entity to apply when recognizing revenue. The new guidance also includes enhanced disclosure requirements and is effective January 1, 2018, with early adoption permitted for January 1, 2017. Entities have the option to apply the new guidance under a retrospective approach to each prior reporting period presented, or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the Consolidated Statement of Changes in Stockholder's Equity. We are in the process of evaluating the application and implementation of the new guidance.

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

UNAUDITED

Impaired finance receivables
For all classes, a finance receivable is considered impaired, based on current information and events, if it is probable that we will be unable to collect all amounts due according to the contractual terms of the finance receivable. Finance receivables reviewed for impairment include those that are past due, non-performing or in bankruptcy. Recognition of income is suspended and the finance receivable is placed on non-accrual status when management determines that collection of future income is not probable (generally after 120 days past due, except in locations where local regulatory requirements dictate a different method or instances in which relevant information is known that warrants placing the finance receivable on non-accrual status earlier). Accrual is resumed and previously suspended income is recognized when the finance receivable becomes contractually current and/or collection doubts are removed. Cash receipts on impaired finance receivables are recorded against the receivable and then to any unrecognized income.

There were no impaired finance receivables as of June 30, 2015 and December 31, 2014, for the Dealer and Caterpillar Purchased Receivables portfolio segments. The average recorded investment for impaired finance receivables within the Dealer and Caterpillar Purchased Receivables portfolio segments was zero for the three and six months ended June 30, 2015 and 2014.

Individually impaired finance receivables for the Customer portfolio segment were as follows:

(Millions of dollars)
	As of June 30, 2015			As of December 31, 2014
Impaired Finance Receivables With No Allowance Recorded	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Customer
North America	$11	$11	$—	$14	$14	$—
Europe	43	42	—	44	43	—
Asia/Pacific	1	1	—	2	2	—
Mining	66	66	—	29	29	—
Latin America	32	32	—	34	34	—
Caterpillar Power Finance	149	149	—	129	128	—
Total	$302	$301	$—	$252	$250	$—
Impaired Finance Receivables With An Allowance Recorded
Customer
North America	$6	$6	$2	$6	$6	$1
Europe	15	13	5	12	12	4
Asia/Pacific	70	70	19	29	29	8
Mining	23	23	6	138	137	9
Latin America	54	54	20	42	42	12
Caterpillar Power Finance	138	137	46	135	134	41
Total	$306	$303	$98	$362	$360	$75
Total Impaired Finance Receivables
Customer
North America	$17	$17	$2	$20	$20	$1
Europe	58	55	5	56	55	4
Asia/Pacific	71	71	19	31	31	8
Mining	89	89	6	167	166	9
Latin America	86	86	20	76	76	12
Caterpillar Power Finance	287	286	46	264	262	41
Total	$608	$604	$98	$614	$610	$75

UNAUDITED

(Millions of dollars)
	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
Impaired Finance Receivables With No Allowance Recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Customer
North America	$12	$—	$22	$—
Europe	42	—	47	—
Asia/Pacific	3	—	4	—
Mining	80	1	87	1
Latin America	32	—	37	—
Caterpillar Power Finance	176	1	162	1
Total	$345	$2	$359	$2
Impaired Finance Receivables With An Allowance Recorded
Customer
North America	$6	$—	$13	$—
Europe	15	1	16	—
Asia/Pacific	41	1	14	1
Mining	62	—	73	2
Latin America	51	—	27	—
Caterpillar Power Finance	132	1	63	—
Total	$307	$3	$206	$3
Total Impaired Finance Receivables
Customer
North America	$18	$—	$35	$—
Europe	57	1	63	—
Asia/Pacific	44	1	18	1
Mining	142	1	160	3
Latin America	83	—	64	—
Caterpillar Power Finance	308	2	225	1
Total	$652	$5	$565	$5

UNAUDITED

(Millions of dollars)
	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
Impaired Loans and Finance Leases With No Allowance Recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Customer
North America	$13	$—	$23	$1
Europe	43	—	47	—
Asia/Pacific	3	—	5	—
Mining	87	3	107	3
Latin America	32	—	26	—
Caterpillar Power Finance	151	2	188	3
Total	$329	$5	$396	$7
Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$6	$—	$11	$—
Europe	14	1	18	—
Asia/Pacific	34	1	15	1
Mining	66	1	51	2
Latin America	49	1	30	—
Caterpillar Power Finance	131	1	75	1
Total	$300	$5	$200	$4
Total Impaired Loans and Finance Leases
Customer
North America	$19	$—	$34	$1
Europe	57	1	65	—
Asia/Pacific	37	1	20	1
Mining	153	4	158	5
Latin America	81	1	56	—
Caterpillar Power Finance	282	3	263	4
Total	$629	$10	$596	$11

Non-accrual and past due finance receivables
For all classes, we consider a finance receivable past due if any portion of a contractual payment is due and unpaid for more than 30 days. Recognition of income is suspended and the finance receivable is placed on non-accrual status when management determines that collection of future income is not probable (generally after 120 days past due, except in locations where local regulatory requirements dictate a different method or instances in which relevant information is known that warrants placing the finance receivable on non-accrual status earlier). Accrual is resumed and previously suspended income is recognized when the finance receivable becomes contractually current and/or collection doubts are removed.

As of June 30, 2015 and December 31, 2014, there were no finance receivables on non-accrual status for the Dealer portfolio segment. As of June 30, 2015 and December 31, 2014, there was $5 million and $4 million, respectively, in finance receivables on non-accrual status for the Caterpillar Purchased Receivables portfolio segment, all of which was in the Europe finance receivable class.

UNAUDITED

The investment in Customer finance receivables on non-accrual status was as follows:

(Millions of dollars)
	June 30, 2015	December 31, 2014
Customer
North America	$28	$27
Europe	40	28
Asia/Pacific	40	54
Mining	155	62
Latin America	236	201
Caterpillar Power Finance	119	96
Total	$618	$468

Aging related to finance receivables was as follows:

(Millions of dollars)
	June 30, 2015
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$56	$17	$29	$102	$7,608	$7,710	$6
Europe	22	15	38	75	2,434	2,509	6
Asia/Pacific	58	25	50	133	2,380	2,513	14
Mining	2	—	72	74	1,878	1,952	10
Latin America	90	45	223	358	2,134	2,492	—
Caterpillar Power Finance	2	1	89	92	3,020	3,112	1
Dealer
North America	—	—	—	—	3,462	3,462	—
Europe	—	—	—	—	403	403	—
Asia/Pacific	—	—	—	—	627	627	—
Mining	—	—	—	—	3	3	—
Latin America	—	—	—	—	765	765	—
Caterpillar Power Finance	—	—	—	—	3	3	—
Caterpillar Purchased Receivables
North America	20	4	1	25	1,856	1,881	1
Europe	3	3	5	11	392	403	—
Asia/Pacific	—	—	—	—	361	361	—
Mining	—	—	—	—	—	—	—
Latin America	—	—	—	—	345	345	—
Caterpillar Power Finance	2	—	—	2	10	12	—
Total	$255	$110	$507	$872	$27,681	$28,553	$38

UNAUDITED

(Millions of dollars)
	December 31, 2014
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$46	$8	$27	$81	$7,291	$7,372	$4
Europe	16	23	29	68	2,607	2,675	6
Asia/Pacific	29	22	69	120	2,773	2,893	16
Mining	28	—	11	39	2,084	2,123	—
Latin America	55	23	196	274	2,583	2,857	8
Caterpillar Power Finance	1	4	64	69	3,079	3,148	1
Dealer
North America	—	—	—	—	3,209	3,209	—
Europe	—	—	—	—	467	467	—
Asia/Pacific	—	—	—	—	637	637	—
Mining	—	—	—	—	3	3	—
Latin America	—	—	—	—	853	853	—
Caterpillar Power Finance	—	—	—	—	—	—	—
Caterpillar Purchased Receivables
North America	23	5	1	29	1,916	1,945	1
Europe	4	1	5	10	429	439	1
Asia/Pacific	—	—	—	—	401	401	—
Mining	—	—	—	—	—	—	—
Latin America	6	5	—	11	420	431	—
Caterpillar Power Finance	—	—	1	1	21	22	1
Total	$208	$91	$403	$702	$28,773	$29,475	$38

UNAUDITED

Allowance for credit losses
An analysis of the Allowance for credit losses was as follows:

(Millions of dollars)
	June 30, 2015
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$388	$10	$3	$401
Receivables written off	(72)	—	—	(72)
Recoveries on receivables previously written off	22	—	—	22
Provision for credit losses	67	(1)	—	66
Adjustment due to sale of receivables	(1)	—	—	(1)
Foreign currency translation adjustment	(11)	—	—	(11)
Balance at end of period	$393	$9	$3	$405

Individually evaluated for impairment	$98	$—	$—	$98
Collectively evaluated for impairment	295	9	3	307
Ending Balance	$393	$9	$3	$405

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$608	$—	$—	$608
Collectively evaluated for impairment	19,680	5,263	3,002	27,945
Ending Balance	$20,288	$5,263	$3,002	$28,553

(Millions of dollars)
	December 31, 2014
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$374	$10	$3	$387
Receivables written off	(146)	—	—	(146)
Recoveries on receivables previously written off	47	—	—	47
Provision for credit losses	136	—	—	136
Adjustment due to sale of receivables	(3)	—	—	(3)
Foreign currency translation adjustment	(20)	—	—	(20)
Balance at end of year	$388	$10	$3	$401

Individually evaluated for impairment	$75	$—	$—	$75
Collectively evaluated for impairment	313	10	3	326
Ending Balance	$388	$10	$3	$401

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$614	$—	$—	$614
Collectively evaluated for impairment	20,454	5,169	3,238	28,861
Ending Balance	$21,068	$5,169	$3,238	$29,475

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

The recorded investment in performing and non-performing finance receivables was as follows:

(Millions of dollars)
	June 30, 2015
	Customer	Dealer	Caterpillar Purchased Receivables	Total
Performing
North America	$7,682	$3,462	$1,881	$13,025
Europe	2,469	403	398	3,270
Asia/Pacific	2,473	627	361	3,461
Mining	1,797	3	—	1,800
Latin America	2,256	765	345	3,366
Caterpillar Power Finance	2,993	3	12	3,008
Total Performing	$19,670	$5,263	$2,997	$27,930
Non-Performing
North America	$28	$—	$—	$28
Europe	40	—	5	45
Asia/Pacific	40	—	—	40
Mining	155	—	—	155
Latin America	236	—	—	236
Caterpillar Power Finance	119	—	—	119
Total Non-Performing	$618	$—	$5	$623
Total Performing and Non-Performing
North America	$7,710	$3,462	$1,881	$13,053
Europe	2,509	403	403	3,315
Asia/Pacific	2,513	627	361	3,501
Mining	1,952	3	—	1,955
Latin America	2,492	765	345	3,602
Caterpillar Power Finance	3,112	3	12	3,127
Total	$20,288	$5,263	$3,002	$28,553

UNAUDITED

(Millions of dollars)
	December 31, 2014
	Customer	Dealer	Caterpillar Purchased Receivables	Total
Performing
North America	$7,345	$3,209	$1,945	$12,499
Europe	2,647	467	435	3,549
Asia/Pacific	2,839	637	401	3,877
Mining	2,061	3	—	2,064
Latin America	2,656	853	431	3,940
Caterpillar Power Finance	3,052	—	22	3,074
Total Performing	$20,600	$5,169	$3,234	$29,003
Non-Performing
North America	$27	$—	$—	$27
Europe	28	—	4	32
Asia/Pacific	54	—	—	54
Mining	62	—	—	62
Latin America	201	—	—	201
Caterpillar Power Finance	96	—	—	96
Total Non-Performing	$468	$—	$4	$472
Total Performing and Non-Performing
North America	$7,372	$3,209	$1,945	$12,526
Europe	2,675	467	439	3,581
Asia/Pacific	2,893	637	401	3,931
Mining	2,123	3	—	2,126
Latin America	2,857	853	431	4,141
Caterpillar Power Finance	3,148	—	22	3,170
Total	$21,068	$5,169	$3,238	$29,475

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

TDRs are reviewed along with other finance receivables as part of management’s ongoing evaluation of the adequacy of the Allowance for credit losses. The Allowance for credit losses attributable to TDRs is based on the most probable source of repayment, which is normally the liquidation of collateral. In determining collateral value, we estimate the current fair market value of the collateral less selling costs. In addition, consideration is given to credit enhancements such as additional collateral and contractual third-party guarantees in determining the Allowance for credit losses attributable to TDRs. There were no remaining commitments to lend additional funds to a borrower whose terms have been modified in a TDR as of June 30, 2015 and December 31, 2014.

There were no finance receivables modified as TDRs during the three and six months ended June 30, 2015 and 2014 for the Dealer or Caterpillar Purchased Receivables portfolio segments.

UNAUDITED

Finance receivables in the Customer portfolio segment modified as TDRs were as follows:

(Dollars in millions)	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
Customer
North America	1	$—	$—	1	$—	$—
Europe	19	2	2	5	2	2
Asia/Pacific	20	25	25	—	—	—
Mining	—	—	—	1	32	23
Latin America	—	—	—	18	1	1
Caterpillar Power Finance	2	21	21	5	35	34
Total(1)	42	$48	$48	30	$70	$60

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
Customer
North America	4	$1	$1	4	$2	$2
Europe	19	2	2	8	7	7
Asia/Pacific	20	25	25	—	—	—
Mining	—	—	—	2	43	33
Latin America	—	—	—	28	31	30
Caterpillar Power Finance	4	104	101	6	36	35
Total(1)	47	$132	$129	48	$119	$107

(1) Modifications include extended contract maturities, inclusion of interest only periods, below market interest rates, extended skip payment periods and reduction of principal and/or accrued interest.

TDRs in the Customer portfolio segment with a payment default during the three and six months ended June 30, 2015 and 2014, which had been modified within twelve months prior to the default date, were as follows:

(Dollars in millions)	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment
Customer
North America	1	$—	—	$—
Total	1	$—	—	$—

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment
Customer
North America	5	$1	7	$1
Europe	—	—	7	1
Latin America	1	—	—	—
Total	6	$1	14	$2

UNAUDITED

B.	Transfers of Receivables
Certain finance receivables and equipment on operating leases are sold by us to third parties with limited or no recourse to us to mitigate the concentration of credit risk with certain customers and are generally accounted for as sales. We typically maintain servicing responsibilities for these third-party assets, which totaled $312 million and $316 million as of June 30, 2015 and December 31, 2014, respectively. Because we do not receive a servicing fee for these assets, a servicing liability is recorded. As of June 30, 2015 and December 31, 2014, these liabilities were $1 million. These assets are not available to pay our creditors.

C.	Purchases of Trade Receivables from Caterpillar Entities
We purchase trade receivables from Caterpillar entities at a discount. The discount is an estimate of the amount of financing revenue that would be earned at a market rate on these trade receivables over their expected life. The discount is amortized into revenue on an effective yield basis over the life of the receivables and recognized as Wholesale finance revenue. Amortized discounts for the trade receivables were $58 million and $65 million for the three months ended June 30, 2015 and 2014, respectively, and $116 million and $123 million for the six months ended June 30, 2015 and 2014, respectively. In the Consolidated Statements of Cash Flows, collection of the discount is included in investing activities as the receivables are collected.

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

Interest rate risk
Interest rate movements create a degree of risk by affecting the amount of our interest payments and the value of our fixed-rate debt.  Our practice is to use interest rate swaps to manage our exposure to interest rate changes.

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

As of June 30, 2015, $1 million of deferred net losses, net of tax, included in equity (AOCI in the Consolidated Statements of Financial Position), related to our floating-to-fixed interest rate swaps, are expected to be reclassified to Interest expense over the next twelve months.  The actual amount recorded in Interest expense will vary based on interest rates at the time the hedged transactions impact earnings.

We have, at certain times, liquidated fixed-to-floating interest rate swaps that resulted in deferred gains at the time of liquidation.  The deferred gains associated with these interest rate swaps are included in Long-term debt in the Consolidated Statements of Financial Position and are being amortized to Interest expense over the remaining term of the previously designated hedged item.

The location and fair value of derivative instruments reported in the Consolidated Statements of Financial Position were as follows:

(Millions of dollars)
		Asset (Liability) Fair Value
	Consolidated Statements of Financial Position Location	June 30, 2015	December 31, 2014
Designated derivatives
Interest rate contracts	Other assets	$64	$79
Interest rate contracts	Accrued expenses	(5)	(8)
		$59	$71
Undesignated derivatives
Foreign exchange contracts	Other assets	$5	$5
Foreign exchange contracts	Accrued expenses	(6)	(15)
Cross currency contracts	Other assets	26	17
		$25	$7

The total notional amounts of the derivative instruments were $4.10 billion and $5.25 billion as of June 30, 2015 and December 31, 2014, respectively. The notional amounts of the derivative financial instruments do not represent amounts exchanged by the parties. The amounts exchanged by the parties are calculated by reference to the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates and interest rates.

UNAUDITED

For the six months ended June 30, 2015 and 2014, the deferred gains (losses) recorded in AOCI on the Consolidated Statements of Changes in Stockholder’s Equity associated with our cash flow interest rate contract hedges were as follows:

(Millions of dollars)
Balance as of December 31, 2014, net of tax (expense)/benefit of $3	$(5)
Gains (losses) deferred during the period, net of tax (expense)/benefit of $(1)	1
(Gains) losses reclassified to earnings, net of tax expense/(benefit) of $(1)	2
Balance as of June 30, 2015, net of tax (expense)/benefit of $1	$(2)

(Millions of dollars)
Balance as of December 31, 2013, net of tax (expense)/benefit of $3	$(5)
Gains (losses) deferred during the period, net of tax (expense)/benefit of $1	(4)
(Gains) losses reclassified to earnings, net of tax expense/(benefit) of $0	2
Balance as of June 30, 2014, net of tax (expense)/benefit of $4	$(7)

The effect of derivatives designated as hedging instruments on the Consolidated Statements of Profit was as follows:

Fair Value Hedges
(Millions of dollars)
		Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts	Other income (expense)	$(13)	$12	$(6)	$6

		Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts	Other income (expense)	$(14)	$13	$(19)	$19

UNAUDITED

Cash Flow Hedges
(Millions of dollars)
Three Months Ended June 30, 2015
	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(2)	$—
Interest rate contracts	Other income (expense)	—	—
		$(2)	$—

Three Months Ended June 30, 2014
	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(1)	$—
Interest rate contracts	Other income (expense)	—	—
		$(1)	$—

Six Months Ended June 30, 2015
	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(3)	$—
Interest rate contracts	Other income (expense)	—	—
		$(3)	$—

Six Months Ended June 30, 2014
	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(2)	$—
Interest rate contracts	Other income (expense)	—	—
		$(2)	$—

The effect of derivatives not designated as hedging instruments on the Consolidated Statements of Profit was as follows:

Undesignated Derivatives
(Millions of dollars)		Three Months Ended June 30,
	Classification	2015	2014
Foreign exchange contracts	Other income (expense)	$6	$(9)
Cross currency contracts	Other income (expense)	(2)	(3)
		$4	$(12)

		Six Months Ended June 30,
	Classification	2015	2014
Foreign exchange contracts	Other income (expense)	$(32)	$(10)
Cross currency contracts	Other income (expense)	8	(7)
		$(24)	$(17)

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

Collateral is generally not required of the counterparties or us under the master netting agreements. As of June 30, 2015 and December 31, 2014, no cash collateral was received or pledged under the master netting agreements.

The effect of net settlement provisions of the master netting agreements on our derivative balances upon an event of default or a termination event was as follows:

Offsetting of Derivative Assets and Liabilities
(Millions of dollars)
	June 30, 2015	December 31, 2014
Derivative Assets
Gross Amount of Recognized Assets	$95	$101
Gross Amounts Offset	—	—
Net Amount of Assets(1)	95	101
Gross Amounts Not Offset	(7)	(8)
Net Amount	$88	$93

Derivative Liabilities
Gross Amount of Recognized Liabilities	$(11)	$(23)
Gross Amounts Offset	—	—
Net Amount of Liabilities(1)	(11)	(23)
Gross Amounts Not Offset	7	8
Net Amount	$(4)	$(15)

(1) As presented in the Consolidated Statements of Financial Position.

UNAUDITED

6.	Segment Information

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

UNAUDITED

Supplemental segment data and reconciliations to consolidated external reporting for the three months ended June 30 was as follows:

(Millions of dollars) 2015	Revenues	Segment Profit	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Segment Assets at June 30, 2015	Capital expenditures
North America	$290	$93	$64	$100	$6	$14,352	$278
Europe and CPF	104	31	17	20	6	7,354	32
Asia/Pacific	77	15	27	5	11	4,290	13
Latin America	101	15	30	27	15	4,151	19
Mining	100	11	14	58	12	2,992	—
Total Segments	672	165	152	210	50	33,139	342
Unallocated	18	(27)	16	—	—	1,762	—
Timing	(7)	(3)	—	—	(1)	26	—
Methodology	—	15	(18)	—	—	(215)	—
Inter-segment Eliminations	—	—	—	—	—	(220)	—
Total	$683	$150	$150	$210	$49	$34,492	$342

2014	Revenues	Segment Profit	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Segment Assets at December 31, 2014	Capital expenditures
North America	$265	$90	$55	$87	$6	$13,661	$348
Europe and CPF	123	34	23	25	10	7,601	33
Asia/Pacific	95	34	30	6	7	4,767	7
Latin America	112	37	32	26	—	4,676	25
Mining	123	23	16	68	8	3,161	95
Total Segments	718	218	156	212	31	33,866	508
Unallocated	17	(21)	11	1	3	1,648	1
Timing	(7)	—	—	—	(3)	120	1
Methodology	—	11	(12)	—	—	(215)	—
Inter-segment Eliminations	—	—	—	—	—	(243)	—
Total	$728	$208	$155	$213	$31	$35,176	$510

UNAUDITED

Supplemental segment data and reconciliations to consolidated external reporting for the six months ended June 30 was as follows:

(Millions of dollars) 2015	Revenues	Segment Profit	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Segment Assets at June 30, 2015	Capital expenditures
North America	$574	$190	$127	$201	$2	$14,352	$454
Europe and CPF	217	66	34	41	19	7,354	52
Asia/Pacific	157	35	58	10	20	4,290	17
Latin America	203	39	59	54	21	4,151	43
Mining	200	40	28	116	2	2,992	69
Total Segments	1,351	370	306	422	64	33,139	635
Unallocated	36	(46)	32	—	—	1,762	—
Timing	(15)	(14)	—	—	3	26	1
Methodology	—	27	(37)	—	—	(215)	—
Inter-segment Eliminations	—	—	—	—	—	(220)	—
Total	$1,372	$337	$301	$422	$67	$34,492	$636

2014	Revenues	Segment Profit	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Segment Assets at December 31, 2014	Capital expenditures
North America	$512	$167	$115	$167	$9	$13,661	$478
Europe and CPF	253	75	47	51	19	7,601	64
Asia/Pacific	187	72	58	12	14	4,767	17
Latin America	217	63	64	53	4	4,676	60
Mining	246	33	34	143	21	3,161	158
Total Segments	1,415	410	318	426	67	33,866	777
Unallocated	38	(34)	23	1	3	1,648	1
Timing	(14)	(2)	—	—	(2)	120	1
Methodology	—	16	(24)	—	—	(215)	—
Inter-segment Eliminations	—	—	—	—	—	(243)	—
Total	$1,439	$390	$317	$427	$68	$35,176	$779

7.	Guarantees

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

No significant loss has been experienced or is anticipated under any of these guarantees.  At June 30, 2015 and December 31, 2014, the related liability was $1 million. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees was $56 million and $42 million at June 30, 2015 and December 31, 2014, respectively.

UNAUDITED

We provide guarantees to repurchase certain loans of Caterpillar dealers from a special purpose corporation (SPC) that qualifies as a VIE (see Note 1 for additional information regarding the accounting guidance on the consolidation of VIEs).  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  We have a loan purchase agreement with the SPC that obligates us to purchase certain loans that are not paid at maturity.  We receive a fee for providing this guarantee, which provides a source of liquidity for the SPC.  We are the primary beneficiary of the SPC as our guarantees result in us having both the power to direct the activities that most significantly impact the SPC's economic performance and the obligation to absorb losses and therefore we have consolidated the financial statements of the SPC.  As of June 30, 2015 and December 31, 2014, the SPC’s assets of $1.19 billion and $1.09 billion, respectively, are primarily comprised of loans to dealers, which are included in Retail notes receivable in the Consolidated Statements of Financial Position, and the SPC's liabilities of $1.19 billion and $1.08 billion, respectively, are primarily comprised of commercial paper, which is included in Short-term borrowings in the Consolidated Statements of Financial Position.  The assets of the SPC are not available to pay our creditors. We may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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

UNAUDITED

Assets and liabilities measured on a recurring basis at fair value included in our Consolidated Statements of Financial Position are summarized below:

(Millions of dollars)
	June 30, 2015
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Assets
Derivative financial instruments, net	$—	$84	$—	$84
Total Assets	$—	$84	$—	$84
Liabilities
Guarantees	$—	$—	$1	$1
Total Liabilities	$—	$—	$1	$1

	December 31, 2014
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Assets
Derivative financial instruments, net	$—	$78	$—	$78
Total Assets	$—	$78	$—	$78
Liabilities
Guarantees	$—	$—	$1	$1
Total Liabilities	$—	$—	$1	$1

Below are roll-forwards of liabilities measured at fair value using Level 3 inputs for the six months ended June 30, 2015 and 2014. These instruments were valued using pricing models that, in management’s judgment, reflect the assumptions of a marketplace participant.

(Millions of dollars)	Guarantees
Balance as of December 31, 2014	$1
Issuance of guarantees	—
Expiration of guarantees	—
Balance as of June 30, 2015	$1

(Millions of dollars)	Guarantees
Balance as of December 31, 2013	$1
Issuance of guarantees	—
Expiration of guarantees	—
Balance as of June 30, 2014	$1

Impaired loans
In addition to the amounts above, our impaired loans are subject to measurement at fair value on a nonrecurring basis. A loan is considered impaired when management determines that collection of contractual amounts due is not probable. In these cases, an Allowance for credit losses may be established based primarily on the fair value of associated collateral. As the collateral's fair value is based on observable market prices and/or current appraised values, the impaired loans are classified as Level 2 measurements. We had impaired loans carried at the fair value of the underlying collateral value of $136 million and $248 million as of June 30, 2015 and December 31, 2014, respectively.

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
Short-term borrowings – carrying amount approximated fair value.
Long-term debt – fair value for fixed and floating-rate debt was estimated based on quoted market prices.

Please refer to the table below for the fair values of our financial instruments.

(Millions of dollars)	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Cash and cash equivalents	$1,129	$1,129	$857	$857	1
Foreign currency contracts:
In a receivable position	$5	$5	$5	$5	2	Note 5
In a payable position	$(6)	$(6)	$(15)	$(15)	2	Note 5
Cross currency contracts
In a receivable position	$26	$26	$17	$17	2	Note 5
Finance receivables, net (excluding finance leases(1))	$21,067	$20,834	$21,434	$21,093	3	Note 4
Restricted cash and cash equivalents(2)	$16	$16	$11	$11	1
Short-term borrowings	$(6,226)	$(6,226)	$(4,699)	$(4,699)	1
Long-term debt	$(22,571)	$(23,010)	$(24,574)	$(25,103)	2
Interest rate swaps:
In a net receivable position	$64	$64	$79	$79	2	Note 5
In a net payable position	$(5)	$(5)	$(8)	$(8)	2	Note 5
Guarantees	$(1)	$(1)	$(1)	$(1)	3	Note 7

(1)As of June 30, 2015 and December 31, 2014, represents finance leases with a net carrying value of $7.08 billion and $7.64 billion, respectively.
(2) Included in Other assets in the Consolidated Statements of Financial Position.

9.	Contingencies

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

The Provision for income taxes reflects an estimated annual tax rate of 29 percent in the second quarter of 2015 compared with 27 percent in the second quarter of 2014. The increase in the estimated annual tax rate is primarily due to changes in the geographic mix of pre-tax profits.

UNAUDITED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW:  SECOND QUARTER 2015 VS. SECOND QUARTER 2014

We reported second-quarter 2015 revenues of $683 million, a decrease of $45 million, or 6 percent, compared with the second quarter of 2014. Second-quarter 2015 profit after tax was $104 million, a $44 million, or 30 percent decrease from the second quarter of 2014.

•	The decrease in revenues was primarily due to a $29 million unfavorable impact from lower average earning assets and an $18 million unfavorable impact from lower average financing rates.

•
Profit before income taxes was $150 million for the second quarter of 2015, compared with $208 million for the second quarter of 2014. The decrease was primarily due to a $25 million decrease in net yield on average earning assets, an $18 million increase in provision for credit losses and a $14 million unfavorable net impact from lower average earning assets.

•
The provision for income taxes reflects an estimated annual tax rate of 29 percent in the second quarter of 2015, compared with 27 percent in the second quarter of 2014. The increase in the estimated annual tax rate is primarily due to changes in the geographic mix of pre-tax profits.

•
During the second quarter of 2015, retail new business volume was $2.74 billion, a decrease of $703 million, or 20 percent, from the second quarter of 2014. The decrease was related to lower volume across all geographic regions, except for North America, which was relatively flat.

•
At the end of the second quarter of 2015, past dues were 2.97 percent, compared with 2.77 percent at the end of the second quarter of 2014. The increase was primarily due to higher delinquencies in the Latin America and Mining portfolios. At the end of 2014, past dues were 2.17 percent. Write-offs, net of recoveries, were $38 million for the second quarter of 2015, compared with $19 million for the second quarter of 2014.

•
As of June 30, 2015, our allowance for credit losses totaled $405 million, or 1.42 percent of net finance receivables, compared with $395 million, or 1.30 percent of net finance receivables at June 30, 2014. The allowance for credit losses at year-end 2014 was $401 million, or 1.36 percent of net finance receivables.

UNAUDITED

REVIEW OF CONSOLIDATED STATEMENTS OF PROFIT
THREE MONTHS ENDED JUNE 30, 2015 VS. THREE MONTHS ENDED JUNE 30, 2014

REVENUES
Retail revenue for the second quarter of 2015 was $313 million, a decrease of $32 million from the same period in 2014. The decrease was due to a $16 million unfavorable impact from lower interest rates on retail finance receivables and a $16 million unfavorable impact from lower average earning assets. For the quarter ended June 30, 2015, retail average earning assets were $23.92 billion, a decrease of $1.23 billion from the same period in 2014. The annualized average yield was 5.24 percent for the second quarter of 2015, compared with 5.49 percent for the second quarter of 2014.

Operating lease revenue for the second quarter of 2015 was $256 million, a decrease of $3 million from the same period in 2014. The decrease was due to an unfavorable impact from lower average financing rates on operating leases.

Wholesale revenue for the second quarter of 2015 was $75 million, a decrease of $8 million from the same period in 2014. The decrease was due to a $6 million unfavorable impact from lower average earning assets and a $2 million unfavorable impact from lower interest rates on wholesale finance receivables. For the quarter ended June 30, 2015, wholesale average earning assets were $4.63 billion, a decrease of $349 million from the same period in 2014. The annualized average yield was 6.42 percent for the second quarter of 2015, compared with 6.61 percent for the second quarter of 2014.

Other revenue, net, items were as follows:

(Millions of dollars)	Three Months Ended June 30,
	2015	2014
Finance receivable and operating lease fees (including late charges)	$19	$23
Fees on committed credit facility extended to Caterpillar	10	10
Interest income on Notes Receivable from Caterpillar	6	5
Net loss on returned or repossessed equipment	(3)	(6)
Miscellaneous other revenue, net	7	9
Total Other revenue, net	$39	$41

EXPENSES
Interest expense for the second quarter of 2015 was $150 million, a decrease of $5 million from the same period in 2014. This decrease was primarily due to the impact of a 4 percent decrease in average borrowings, partially offset by an increase of 3 basis points in the average cost of borrowing to 2.04 percent for the second quarter of 2015, up from 2.01 percent for the second quarter of 2014.

Depreciation expense on equipment leased to others was $210 million, down $3 million from the second quarter of 2014.

General, operating and administrative expenses were $108 million for the second quarter of 2015, compared with $112 million for the same period in 2014.

Provision for credit losses was $49 million for the second quarter of 2015, compared with $31 million for the same period in 2014. The increase was primarily due to an increase in write-offs, net of recoveries, and an unfavorable impact from changes in the allowance rate, partially offset by a favorable impact from changes in portfolio balances.

At the end of the second quarter of 2015, past dues were 2.97 percent, compared with 3.08 percent at the end of the first quarter of 2015, 2.17 percent at the end of 2014 and 2.77 percent at the end of the second quarter of 2014. The increase in past dues compared to the second quarter of 2014 was primarily due to higher delinquencies in the Latin America and Mining portfolios. Write-offs, net of recoveries, were $38 million for the second quarter of 2015, compared with $19 million for the second quarter of 2014. Total non-performing finance receivables, which represent finance receivables currently over 120 days past due and/or on non-accrual status or in bankruptcy, were $623 million and $472 million at June 30, 2015 and December 31, 2014, respectively. Total non-performing finance receivables as a percentage of total finance receivables were 2.18 percent and 1.60 percent at June 30, 2015 and December 31, 2014, respectively.

UNAUDITED

Our Allowance for credit losses as of June 30, 2015 was $405 million or 1.42 percent of net finance receivables compared with $401 million or 1.36 percent of net finance receivables as of December 31, 2014. The overall increase of $4 million during the first six months of 2015 is driven by an increase in the allowance rate, partially offset by a decrease in our net finance receivables portfolio.  The higher allowance rate reflects an unfavorable change in the credit quality metrics of our portfolio during the first six months of 2015, partially offset by a favorable change in our loss given default assumption. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and current economic conditions. We believe our allowance is sufficient to provide for losses inherent in our existing finance receivable portfolio as of June 30, 2015.

Other expenses, consisting primarily of repossession-related expenses, were $11 million for the second quarter of 2015, up $4 million from the same period in 2014.

Other income (expense) items were as follows:

(Millions of dollars)	Three Months Ended June 30,
	2015	2014
Net loss from interest rate derivatives	$(1)	$(1)
Net currency exchange loss, including forward points	(4)	(1)
Total Other income (expense)	$(5)	$(2)

The Provision for income taxes was $46 million for the second quarter of 2015, compared with $58 million for the second quarter of 2014. The Provision for income taxes reflects an estimated annual tax rate of 29 percent in the second quarter of 2015, compared with 27 percent in the second quarter of 2014. The increase in the estimated annual tax rate is primarily due to changes in the geographic mix of pre-tax profits.

PROFIT
As a result of the performance discussed above, profit after tax was $104 million for the second quarter of 2015, a decrease of $44 million, or 30 percent, from the second quarter of 2014.
SIX MONTHS ENDED JUNE 30, 2015 VS. SIX MONTHS ENDED JUNE 30, 2014

REVENUES
Retail revenue for the first six months of 2015 was $633 million, a decrease of $50 million from the same period in 2014. The decrease was due to a $28 million unfavorable impact from lower interest rates on retail finance receivables and a $22 million unfavorable impact from lower average earning assets. For the six months ended June 30, 2015, retail average earning assets were $24.09 billion, a decrease of $775 million from the same period in 2014. The annualized average yield was 5.26 percent for the first six months of 2015, compared with 5.49 percent for the same period in 2014.

Operating lease revenue for the first six months of 2015 was $512 million, a decrease of $6 million from the same period in 2014. The decrease was due to an $11 million unfavorable impact from lower average financing rates on operating leases, partially offset by a $5 million favorable impact from higher average earning assets.

Wholesale revenue for the first six months of 2015 was $148 million, a decrease of $8 million from the same period in 2014. The decrease was due to a $7 million unfavorable impact from lower average earning assets and a $1 million unfavorable impact from lower interest rates on wholesale finance receivables. For the six months ended June 30, 2015, wholesale average earning assets were $4.58 billion, a decrease of $212 million from the same period in 2014. The annualized average yield was 6.46 percent for the first six months of 2015, compared with 6.50 percent for the same period in 2014.

UNAUDITED

Other revenue, net, items were as follows:

(Millions of dollars)	Six Months Ended June 30,
	2015	2014
Finance receivable and operating lease fees (including late charges)	$35	$39
Fees on committed credit facility extended to Caterpillar	20	20
Interest income on Notes Receivable from Caterpillar	11	10
Net loss on returned or repossessed equipment	—	(2)
Miscellaneous other revenue, net	13	15
Total Other revenue, net	$79	$82

EXPENSES
Interest expense for the first six months of 2015 was $301 million, a decrease of $16 million from the same period in 2014. This decrease was primarily due to the impact of a 4 percent decrease in average borrowings and a reduction of 2 basis points in the average cost of borrowing to 2.06 percent for the first six months of 2015, down from 2.08 percent for the first six months of 2014.

Depreciation expense on equipment leased to others was $422 million, down $5 million from the first six months of 2014.

General, operating and administrative expenses were $211 million for the first six months of 2015, compared with $213 million for the same period in 2014.

Provision for credit losses was $67 million for the first six months of 2015, compared with $68 million for the same period in 2014. The decrease was primarily due to a favorable impact from changes in portfolio balances and a decrease in write-offs, net of recoveries, partially offset by an unfavorable impact from changes in the allowance rate. Write-offs, net of recoveries, were $50 million for the first six months of 2015, compared with $58 million for the same period in 2014.

Other expenses, consisting primarily of repossession-related expenses, were $20 million for the first six months of 2015, up $5 million from the same period in 2014.

Other income (expense) items were as follows:

(Millions of dollars)	Six Months Ended June 30,
	2015	2014
Net loss from interest rate derivatives	$(1)	$(3)
Net currency exchange loss, including forward points	(13)	(6)
Total Other income (expense)	$(14)	$(9)

The Provision for income taxes was $98 million for the first six months of 2015, compared with $106 million for the same period in 2014. The Provision for income taxes reflects an estimated annual tax rate of 29 percent for the six months ended June 30, 2015 compared with 27 percent for the six months ended June 30, 2014. The increase in the estimated annual tax rate is primarily due to changes in the geographic mix of pre-tax profits.

PROFIT
As a result of the performance discussed above, profit after tax was $237 million for the first six months of 2015, a decrease of $42 million, or 15 percent, from the first six months of 2014.

UNAUDITED

REVIEW OF CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

ASSETS
Total assets were $34.49 billion as of June 30, 2015, a decrease of $684 million, or 2 percent, from December 31, 2014, primarily due to a decrease in net finance receivables, partially offset by an increase in our cash position.

New Business Volume
New retail financing for the six months ended June 30, 2015 was $4.60 billion, a decrease of $885 million, or 16 percent, from the same period in 2014. New retail financing decreased primarily due to lower volume in Asia/Pacific, Latin America and Europe, partially offset by higher volume in North America. New operating lease activity (which is substantially related to retail) for the six months ended June 30, 2015 was $634 million, a decrease of $148 million, or 19 percent, from the same period in 2014. New operating lease activity decreased primarily due to lower rentals of Cat equipment across all geographic regions. New wholesale financing activity for the six months ended June 30, 2015 was $19.28 billion, a decrease of $581 million, or 3 percent, from the same period in 2014. New wholesale financing decreased primarily due to lower purchases of trade receivables from Caterpillar.

Off-Balance Sheet Managed Assets
We manage and service receivables and leases that have been sold by us to third parties with limited or no recourse to us to mitigate the concentration of credit risk with certain customers. These assets are not available to pay our creditors.

Off-balance sheet managed assets were as follows:

(Millions of dollars)	June 30, 2015	December 31, 2014
Retail notes receivable	$131	$121
Operating leases	86	93
Retail installment sale contracts	51	43
Retail finance leases	44	59
Total off-balance sheet managed assets	$312	$316

UNAUDITED

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity provide us with the ability to meet our financial obligations on a timely basis.  Maintaining and managing adequate capital and liquidity resources includes management of funding sources and their utilization based on current, future and contingent needs. Throughout the second quarter of 2015, we experienced favorable liquidity conditions. We ended the second quarter of 2015 with $1.13 billion of cash, an increase of $272 million from year-end 2014. Our cash balances are held in numerous locations throughout the world with approximately $370 million held by our non-U.S. subsidiaries. Amounts held outside the United States are available for general corporate use and could be used in the United States without incurring significant additional U.S. taxes. We expect to meet our United States funding needs without repatriating undistributed profits that are indefinitely reinvested outside the United States.

BORROWINGS
Borrowings consist primarily of medium-term notes, commercial paper, bank borrowings and variable denomination floating rate demand notes, the combination of which is used to manage interest rate risk and funding requirements.

Total borrowings outstanding as of June 30, 2015 were $29.90 billion, a decrease of $483 million over December 31, 2014, primarily due to decreasing portfolio balances. Outstanding borrowings were as follows:

(Millions of dollars)	June 30, 2015	December 31, 2014
Medium-term notes, net of unamortized discount	$21,330	$23,090
Commercial paper, net of unamortized discount	5,286	3,688
Bank borrowings – long-term	1,241	1,484
Bank borrowings – short-term	292	411
Variable denomination floating rate demand notes	648	600
Notes payable to Caterpillar	1,101	1,108
Total outstanding borrowings	$29,898	$30,381

Medium-term notes
We issue medium-term unsecured notes through securities dealers or underwriters in the U.S., Canada, Europe, Australia, Japan, Hong Kong, Argentina and Mexico to both retail and institutional investors. These notes are offered in several currencies and with a variety of maturities. These notes are senior unsecured obligations of the Company. Medium-term notes outstanding as of June 30, 2015, mature as follows:

(Millions of dollars)
2015	$1,391
2016	4,953
2017	5,683
2018	3,416
2019	2,475
Thereafter	3,412
Total	$21,330

Medium-term notes issued totaled $2.85 billion and redeemed totaled $4.31 billion for the six months ended June 30, 2015.

UNAUDITED

Commercial paper
We issue unsecured commercial paper in the U.S., Europe and other international capital markets.  These short-term promissory notes are issued on a discounted basis and are payable at maturity.

Revolving credit facilities
We have three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and us for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of June 30, 2015 was $7.75 billion. Our three global credit facilities are:

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

At June 30, 2015, Caterpillar’s consolidated net worth was $22.34 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined in the Credit Facility as the consolidated stockholders' equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income/(loss).

At June 30, 2015, our covenant interest coverage ratio was 2.13 to 1.  This is above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at June 30, 2015, our covenant leverage ratio was 7.60 to 1.  This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event that either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings.  At June 30, 2015 and December 31, 2014, there were no borrowings under the Credit Facility.

Bank borrowings
Credit lines with banks as of June 30, 2015 totaled $3.94 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements.  The remaining available credit commitments may be withdrawn any time at the lenders' discretion.  As of June 30, 2015 and December 31, 2014, we had $1.53 billion and $1.90 billion, respectively, outstanding against these credit lines and were in compliance with all debt covenants under these credit lines.

Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction.  We do not hold reserves to fund the payment of the demand notes.  The notes are offered on a continuous basis.

Notes receivable from/payable to Caterpillar
Under our variable amount lending agreements and other notes receivable with Caterpillar, we may borrow up to $2.30 billion from Caterpillar and Caterpillar may borrow up to $1.29 billion from us.  The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice.  We had notes receivable of $431 million and notes payable of $1.10 billion outstanding under these agreements as of June 30, 2015, compared with notes receivable of $414 million and notes payable of $1.11 billion as of December 31, 2014.

UNAUDITED

Committed credit facility
We extended a $2 billion committed credit facility to Caterpillar, which expires in February 2019.  We receive a fee from Caterpillar based on amounts drawn under the credit facility and a commitment fee for the undrawn amounts under the credit facility.  At June 30, 2015 and December 31, 2014, there were no borrowings under this credit facility.

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

OFF-BALANCE SHEET ARRANGEMENTS
We lease all of our facilities. In addition, we have potential payment exposure for guarantees issued to third parties totaling $56 million as of June 30, 2015.

CASH FLOWS
Operating cash flow was $668 million in the first six months of 2015, compared with $655 million for the same period a year ago. Net cash used for investing activities was $208 million for the first six months of 2015, compared with $1.66 billion for the same period in 2014. The change was primarily due to lower levels of retail financing. Net cash used by financing activities was $176 million for the first six months of 2015, compared with $927 million net cash provided by financing activities for the same period in 2014. The change was primarily due to lower funding requirements.

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

Income taxes are based on the statutory tax rate of the jurisdiction where earnings are subject to taxation which may differ from the jurisdiction where that entity is incorporated. Taxes are paid in the jurisdictions where earnings are subject to taxation. The effective tax rate differs from the U.S. statutory rate primarily due to results of non-U.S. subsidiaries being subject to statutory tax rates which are generally lower than the U.S. rate of 35%.

UNAUDITED

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q may be considered "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements may relate to future events or our future financial performance, which may involve known and unknown risks and uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by any forward-looking statements. From time to time, we may also provide forward-looking statements in oral presentations to the public or in other materials we issue to the public. Forward-looking statements give current expectations or forecasts of future events about the company. You may identify these statements by the fact that they do not relate to historical or current facts and may use words such as "believes," "expects," "estimates," "anticipates," "will," "should," "plan," "project," "intend," "could" and similar words or phrases. These statements are only predictions. Actual events or results may differ materially due to factors that affect international businesses, including changes in economic conditions and disruptions in the global financial and credit markets and changes in laws and regulations (including regulations implemented under the Dodd-Frank Wall Street Reform and Consumer Protection Act) and political stability, as well as factors specific to Cat Financial and the markets we serve, including the market’s acceptance of our products and services, the creditworthiness of our customers, interest rate and currency rate fluctuations and estimated residual values of leased equipment. These risk factors may not be exhaustive. We operate in a continually changing business environment and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. Moreover, we do not assume responsibility for the accuracy and completeness of those statements. Forward-looking statements are qualified in their entirety by reference to the factors discussed under the caption "Risk Factors" in our Form 10-K filed with the Securities and Exchange Commission (SEC) on February 17, 2015 for the year ended December 31, 2014, as supplemented in our Form 10-Q filed with the SEC on May 1, 2015 and in this Form 10-Q filing. We do not undertake to update our forward-looking statements.

UNAUDITED

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2015 due to the material weakness in internal control over financial reporting relating to our Allowance for credit losses discussed below. Notwithstanding the material weakness, management has concluded that our consolidated financial statements for the periods covered by and included in this Form 10-Q are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America.

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

The material weakness described above resulted in immaterial adjustments to our Allowance for credit losses, deferred tax accounts, Provision for credit losses, and income tax expense, as well as related financial statement disclosures and revisions to our consolidated financial statements and disclosures for the interim periods ended March 31, 2014, June 30, 2014, March 31, 2013, June 30, 2013, and September 30, 2013 and the annual periods ended December 31, 2013, 2012 and 2011. Additionally, this material weakness could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. Management determined that this material weakness continued to exist at June 30, 2015.

Changes in internal control over financial reporting
During the quarter ended June 30, 2015, the Company continued monitoring and testing the remediation efforts described below. There have been no changes in the Company's internal control over financial reporting during the second quarter of 2015 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Remediation plan for material weakness in internal control over financial reporting
In response to the material weakness relating to our Allowance for credit losses, the Company has executed a remediation plan with the oversight of our Chief Executive Officer and Chief Financial Officer as described below.

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

•
The Company has strengthened oversight controls to ensure compliance at the subsidiary level with Company policies and procedures impacting the Allowance for credit losses. Those oversight controls have been designed to operate at a level of precision sufficient to detect an error resulting from a related control failure at the subsidiary level before it results in a material misstatement of our consolidated financial statements; and

•
The Company has strengthened the testing of controls to ensure compliance at the subsidiary level with Company policies and procedures impacting the Allowance for credit losses to provide effective and timely identification of control deficiencies.

UNAUDITED

While significant progress has been made to enhance the internal controls over financial reporting relating to our Allowance for credit losses as described above, we are continuing to test and monitor these processes and procedures and additional time is required to assess and ensure the sustainability of these procedures. We believe the above actions will be effective in remediating the material weakness described above and we will continue to devote time and attention to these remedial efforts. However, the material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

Caterpillar Financial Services Corporation
(Registrant)
Date:	July 31, 2015	By:	/s/Jeffry D. Everett
Jeffry D. Everett, Controller

Date:	July 31, 2015	By:	/s/Kent M. Adams
Kent M. Adams, President, Director and Chief Executive Officer