Form 10-Q
period 2015-09-30
CATERPILLAR FINANCIAL SERVICES CORP
filed 2015-10-30
CIK 764764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Yes [   ] No [ ✓ ]
As of October 30, 2015, one share of common stock of the registrant was outstanding, which is owned by Caterpillar Inc.
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

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF PROFIT
(Unaudited)
(Dollars in Millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues:
Retail finance	$307	$348	$940	$1,031
Operating lease	246	279	758	797
Wholesale finance	69	78	217	234
Other, net	31	38	110	120
Total revenues	653	743	2,025	2,182

Expenses:
Interest	144	158	445	475
Depreciation on equipment leased to others	207	226	629	653
General, operating and administrative	104	108	315	321
Provision for credit losses	22	38	89	106
Other	12	9	32	24
Total expenses	489	539	1,510	1,579

Other income (expense)	(11)	(7)	(25)	(16)

Profit before income taxes	153	197	490	587

Provision for income taxes	44	47	142	153

Profit of consolidated companies	109	150	348	434

Less: Profit attributable to noncontrolling interests	—	2	2	7

Profit [1]	$109	$148	$346	$427

1 Profit attributable to Caterpillar Financial Services Corporation.

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Profit of consolidated companies	$109	$150	$348	$434

Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (expense)/benefit of: 2015 $(2) three months, $(68) nine months; 2014 $(77) three months, $(86) nine months	(206)	(316)	(472)	(280)
Derivative financial instruments:
Gains (losses) deferred, net of tax (expense)/benefit of: 2015 $0 three months, $(1) nine months; 2014 $1 three months, $2 nine months	(1)	(1)	—	(5)
(Gains) losses reclassified to earnings, net of tax expense/(benefit) of: 2015 $0 three months, $(1) nine months; 2014 $(1) three months, $(1) nine months	1	1	3	3
Total Other comprehensive income (loss), net of tax	(206)	(316)	(469)	(282)

Comprehensive income (loss)	(97)	(166)	(121)	152

Less: Comprehensive income (loss) attributable to the noncontrolling interests	(6)	2	(3)	6

Comprehensive income (loss) attributable to Caterpillar Financial Services Corporation	$(91)	$(168)	$(118)	$146

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in Millions, except share data)

	September 30, 2015	December 31, 2014
Assets:
Cash and cash equivalents	$1,023	$857
Finance receivables
Retail notes receivable	10,499	11,005
Wholesale notes receivable	3,890	4,514
Finance leases and installment sale contracts - Retail	13,574	14,455
Finance leases and installment sale contracts - Wholesale	421	384
	28,384	30,358
Less: Unearned income	(793)	(883)
Less: Allowance for credit losses	(348)	(401)
Total net finance receivables	27,243	29,074

Notes receivable from Caterpillar	469	414
Equipment on operating leases,
less accumulated depreciation	3,512	3,624
Deferred and refundable income taxes	103	206
Other assets	1,167	1,001
Total assets	$33,517	$35,176

Liabilities and stockholder’s equity:
Payable to dealers and others	$128	$113
Payable to Caterpillar - other	55	69
Accrued expenses	181	212
Income taxes payable	44	66
Payable to Caterpillar - borrowings	1,093	1,108
Short-term borrowings	6,068	4,699
Current maturities of long-term debt	5,739	6,283
Long-term debt	16,211	18,291
Deferred income taxes and other liabilities	715	681
Total liabilities	30,234	31,522

Commitments and contingent liabilities (Notes 7 and 9)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid-in amount)	745	745
Additional paid-in capital	2	2
Retained earnings	3,235	3,139
Accumulated other comprehensive income/(loss)	(828)	(364)
Noncontrolling interests	129	132
Total stockholder’s equity	3,283	3,654

Total liabilities and stockholder’s equity	$33,517	$35,176

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Unaudited)
(Dollars in Millions)

Nine Months Ended September 30, 2014	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Noncontrolling interests	Total
Balance at December 31, 2013	$745	$2	$3,004	$117	$123	$3,991
Profit of consolidated companies			427		7	434
Dividend paid to Caterpillar			(200)			(200)
Foreign currency translation, net of tax				(279)	(1)	(280)
Derivative financial instruments, net of tax				(2)		(2)
Balance at September 30, 2014	$745	$2	$3,231	$(164)	$129	$3,943

Nine Months Ended September 30, 2015
Balance at December 31, 2014	$745	$2	$3,139	$(364)	$132	$3,654
Profit of consolidated companies			346		2	348
Dividend paid to Caterpillar			(250)			(250)
Foreign currency translation, net of tax				(467)	(5)	(472)
Derivative financial instruments, net of tax				3		3
Balance at September 30, 2015	$745	$2	$3,235	$(828)	$129	$3,283

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Profit of consolidated companies	$348	$434
Adjustments for non-cash items:
Depreciation and amortization	639	663
Amortization of receivables purchase discount	(169)	(183)
Provision for credit losses	89	106
Gain on sales of receivables	(2)	(5)
Other, net	15	(6)
Changes in assets and liabilities:
Receivables from others	(41)	(11)
Other receivables/payables with Caterpillar	(16)	4
Payable to dealers and others	55	(17)
Accrued interest payable	(5)	(66)
Accrued expenses and other liabilities, net	(30)	(14)
Income taxes payable	72	98
Other assets, net	2	—
Net cash provided by operating activities	957	1,003

Cash flows from investing activities:
Capital expenditures for equipment on operating leases and other capital expenditures	(993)	(1,206)
Proceeds from disposals of equipment	418	566
Additions to finance receivables	(9,434)	(10,793)
Collections of finance receivables	9,000	9,278
Net changes in Caterpillar purchased receivables	758	246
Proceeds from sales of receivables	101	157
Additions to other notes receivable with Caterpillar	(100)	(30)
Collections on other notes receivable with Caterpillar	46	25
Restricted cash and cash equivalents activity, net	1	3
Settlements of derivatives	(43)	(23)
Net cash provided by (used for) investing activities	(246)	(1,777)

Cash flows from financing activities:
Proceeds from debt issued (original maturities greater than three months)	4,079	7,112
Payments on debt issued (original maturities greater than three months)	(6,259)	(7,114)
Short-term borrowings, net (original maturities three months or less)	1,917	791
Dividend paid to Caterpillar	(250)	(200)
Net cash provided by (used for) financing activities	(513)	589

Effect of exchange rate changes on cash and cash equivalents	(32)	(65)

Increase/(decrease) in cash and cash equivalents	166	(250)
Cash and cash equivalents at beginning of year	857	1,320
Cash and cash equivalents at end of period	$1,023	$1,070

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated profit for the three and nine months ended September 30, 2015 and 2014, (b) the consolidated comprehensive income for the three and nine months ended September 30, 2015 and 2014, (c) the consolidated financial position as of September 30, 2015 and December 31, 2014, (d) the consolidated changes in stockholder's equity for the nine months ended September 30, 2015 and 2014 and (e) the consolidated cash flows for the nine months ended September 30, 2015 and 2014. The preparation of financial statements, in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), requires management to make estimates and assumptions that affect reported amounts.  The most significant estimates include those related to the residual values for leased assets, our Allowance for credit losses and income taxes.  Actual results may differ from these estimates.

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

Comprehensive income/(loss) and its components are presented in the Consolidated Statements of Comprehensive Income. Changes in Accumulated other comprehensive income/(loss), net of tax, included in the Consolidated Statements of Changes in Stockholder's Equity, consisted of the following:

(Millions of dollars)	Foreign currency translation	Derivative financial instruments	Total

Three Months Ended September 30, 2014
Balance at June 30, 2014	$159	$(7)	$152
Other comprehensive income/(loss) before reclassifications	(316)	(1)	(317)
Amounts reclassified from accumulated other comprehensive (income)/loss	—	1	1
Other comprehensive income/(loss)	(316)	—	(316)
Balance at September 30, 2014	$(157)	$(7)	$(164)

Three Months Ended September 30, 2015
Balance at June 30, 2015	$(626)	$(2)	$(628)
Other comprehensive income/(loss) before reclassifications	(200)	(1)	(201)
Amounts reclassified from accumulated other comprehensive (income)/loss	—	1	1
Other comprehensive income/(loss)	(200)	—	(200)
Balance at September 30, 2015	$(826)	$(2)	$(828)

Nine Months Ended September 30, 2014
Balance at December 31, 2013	$122	$(5)	$117
Other comprehensive income/(loss) before reclassifications	(279)	(5)	(284)
Amounts reclassified from accumulated other comprehensive (income)/loss	—	3	3
Other comprehensive income/(loss)	(279)	(2)	(281)
Balance at September 30, 2014	$(157)	$(7)	$(164)

Nine Months Ended September 30, 2015
Balance at December 31, 2014	$(359)	$(5)	$(364)
Other comprehensive income/(loss) before reclassifications	(467)	—	(467)
Amounts reclassified from accumulated other comprehensive (income)/loss	—	3	3
Other comprehensive income/(loss)	(467)	3	(464)
Balance at September 30, 2015	$(826)	$(2)	$(828)

The effect of the reclassifications out of Accumulated other comprehensive income/(loss) on the Consolidated Statements of Profit was as follows:

(Millions of dollars)		Three Months Ended September 30,		Nine Months Ended September 30,
	Classification of income (expense)	2015	2014	2015	2014
Foreign exchange contracts	Other income (expense)	$—	$—	$—	$—
Interest rate contracts	Interest expense	(1)	(2)	(4)	(4)
Reclassifications before tax		(1)	(2)	(4)	(4)
Tax (provision) benefit		—	1	1	1
Total reclassifications from Accumulated other comprehensive income/(loss)		$(1)	$(1)	$(3)	$(3)

UNAUDITED

3.	New Accounting Pronouncements

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

Presentation of debt issuance costs – In April 2015, the FASB issued accounting guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability. Prior to the issuance of the new guidance, debt issuance costs were required to be presented in the balance sheet as an asset. This guidance is effective January 1, 2016. We do not expect the adoption to have a material impact on our financial statements.

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

There were no impaired finance receivables as of September 30, 2015 and December 31, 2014, for the Dealer and Caterpillar Purchased Receivables portfolio segments. The average recorded investment for impaired finance receivables within the Dealer and Caterpillar Purchased Receivables portfolio segments was zero for the three and nine months ended September 30, 2015 and 2014.

Individually impaired finance receivables for the Customer portfolio segment were as follows:

(Millions of dollars)
	As of September 30, 2015			As of December 31, 2014
Impaired Finance Receivables With No Allowance Recorded	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Customer
North America	$10	$10	$—	$14	$14	$—
Europe	43	42	—	44	43	—
Asia/Pacific	2	1	—	2	2	—
Mining	56	56	—	29	29	—
Latin America	31	31	—	34	34	—
Caterpillar Power Finance	191	191	—	129	128	—
Total	$333	$331	$—	$252	$250	$—
Impaired Finance Receivables With An Allowance Recorded
Customer
North America	$13	$13	$3	$6	$6	$1
Europe	9	8	4	12	12	4
Asia/Pacific	48	48	9	29	29	8
Mining	13	13	5	138	137	9
Latin America	60	60	22	42	42	12
Caterpillar Power Finance	89	88	39	135	134	41
Total	$232	$230	$82	$362	$360	$75
Total Impaired Finance Receivables
Customer
North America	$23	$23	$3	$20	$20	$1
Europe	52	50	4	56	55	4
Asia/Pacific	50	49	9	31	31	8
Mining	69	69	5	167	166	9
Latin America	91	91	22	76	76	12
Caterpillar Power Finance	280	279	39	264	262	41
Total	$565	$561	$82	$614	$610	$75

UNAUDITED

(Millions of dollars)
	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
Impaired Finance Receivables With No Allowance Recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Customer
North America	$10	$1	$19	$—
Europe	43	—	47	1
Asia/Pacific	1	—	1	—
Mining	63	—	29	—
Latin America	32	—	37	—
Caterpillar Power Finance	165	1	143	1
Total	$314	$2	$276	$2
Impaired Finance Receivables With An Allowance Recorded
Customer
North America	$10	$—	$10	$—
Europe	15	—	24	1
Asia/Pacific	63	—	26	—
Mining	9	—	127	2
Latin America	69	1	34	1
Caterpillar Power Finance	125	2	100	1
Total	$291	$3	$321	$5
Total Impaired Finance Receivables
Customer
North America	$20	$1	$29	$—
Europe	58	—	71	2
Asia/Pacific	64	—	27	—
Mining	72	—	156	2
Latin America	101	1	71	1
Caterpillar Power Finance	290	3	243	2
Total	$605	$5	$597	$7

UNAUDITED

(Millions of dollars)
	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
Impaired Finance Receivables With No Allowance Recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Customer
North America	$12	$1	$22	$1
Europe	43	—	47	1
Asia/Pacific	2	—	4	—
Mining	80	3	82	3
Latin America	32	—	29	—
Caterpillar Power Finance	157	3	174	4
Total	$326	$7	$358	$9
Impaired Finance Receivables With An Allowance Recorded
Customer
North America	$7	$—	$10	$—
Europe	15	1	21	1
Asia/Pacific	42	1	19	1
Mining	47	1	75	4
Latin America	56	2	33	1
Caterpillar Power Finance	128	3	84	2
Total	$295	$8	$242	$9
Total Impaired Finance Receivables
Customer
North America	$19	$1	$32	$1
Europe	58	1	68	2
Asia/Pacific	44	1	23	1
Mining	127	4	157	7
Latin America	88	2	62	1
Caterpillar Power Finance	285	6	258	6
Total	$621	$15	$600	$18

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

As of September 30, 2015 and December 31, 2014, there were no finance receivables on non-accrual status for the Dealer portfolio segment. As of September 30, 2015 and December 31, 2014, there was $6 million and $4 million, respectively, in finance receivables on non-accrual status for the Caterpillar Purchased Receivables portfolio segment, all of which was in the Europe finance receivable class.

UNAUDITED

The investment in Customer finance receivables on non-accrual status was as follows:

(Millions of dollars)
	September 30, 2015	December 31, 2014
Customer
North America	$30	$27
Europe	46	28
Asia/Pacific	25	54
Mining	133	62
Latin America	260	201
Caterpillar Power Finance	114	96
Total	$608	$468

Aging related to finance receivables was as follows:

(Millions of dollars)
	September 30, 2015
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$46	$18	$29	$93	$7,723	$7,816	$4
Europe	29	11	48	88	2,399	2,487	7
Asia/Pacific	46	23	34	103	2,175	2,278	10
Mining	18	1	58	77	1,771	1,848	—
Latin America	42	42	204	288	1,919	2,207	—
Caterpillar Power Finance	6	—	47	53	3,119	3,172	6
Dealer
North America	—	—	—	—	3,528	3,528	—
Europe	—	—	—	—	400	400	—
Asia/Pacific	—	—	—	—	584	584	—
Mining	—	—	—	—	7	7	—
Latin America	—	—	—	—	724	724	—
Caterpillar Power Finance	—	—	—	—	3	3	—
Caterpillar Purchased Receivables
North America	21	5	2	28	1,461	1,489	2
Europe	2	1	6	9	341	350	—
Asia/Pacific	—	—	—	—	369	369	—
Mining	—	—	—	—	—	—	—
Latin America	—	—	—	—	323	323	—
Caterpillar Power Finance	—	—	—	—	6	6	—
Total	$210	$101	$428	$739	$26,852	$27,591	$29

UNAUDITED

(Millions of dollars)
	December 31, 2014
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$46	$8	$27	$81	$7,291	$7,372	$4
Europe	16	23	29	68	2,607	2,675	6
Asia/Pacific	29	22	69	120	2,773	2,893	16
Mining	28	—	11	39	2,084	2,123	—
Latin America	55	23	196	274	2,583	2,857	8
Caterpillar Power Finance	1	4	64	69	3,079	3,148	1
Dealer
North America	—	—	—	—	3,209	3,209	—
Europe	—	—	—	—	467	467	—
Asia/Pacific	—	—	—	—	637	637	—
Mining	—	—	—	—	3	3	—
Latin America	—	—	—	—	853	853	—
Caterpillar Power Finance	—	—	—	—	—	—	—
Caterpillar Purchased Receivables
North America	23	5	1	29	1,916	1,945	1
Europe	4	1	5	10	429	439	1
Asia/Pacific	—	—	—	—	401	401	—
Mining	—	—	—	—	—	—	—
Latin America	6	5	—	11	420	431	—
Caterpillar Power Finance	—	—	1	1	21	22	1
Total	$208	$91	$403	$702	$28,773	$29,475	$38

UNAUDITED

Allowance for credit losses
Our Allowance for credit losses as of September 30, 2015 was $348 million or 1.26 percent of net finance receivables compared with $401 million or 1.36 percent of net finance receivables as of December 31, 2014, which is a decrease of $53 million. The decrease in allowance rate is a result of write-offs taken in 2015 that had been previously reserved for and changes in our estimate of the loss emergence period and loss given default, partially offset by an increase in allowance related to unfavorable changes in the credit quality of our portfolio during 2015. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and current economic conditions. We believe our allowance is sufficient to provide for losses inherent in our existing finance receivable portfolio as of September 30, 2015.

An analysis of the Allowance for credit losses was as follows:

(Millions of dollars)
	September 30, 2015
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$388	$10	$3	$401
Receivables written off	(151)	—	—	(151)
Recoveries on receivables previously written off	32	—	—	32
Provision for credit losses	89	(1)	—	88
Adjustment due to sale of receivables	(1)	—	—	(1)
Foreign currency translation adjustment	(21)	—	—	(21)
Balance at end of period	$336	$9	$3	$348

Individually evaluated for impairment	$82	$—	$—	$82
Collectively evaluated for impairment	254	9	3	266
Ending Balance	$336	$9	$3	$348

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$565	$—	$—	$565
Collectively evaluated for impairment	19,243	5,246	2,537	27,026
Ending Balance	$19,808	$5,246	$2,537	$27,591

UNAUDITED

(Millions of dollars)
	December 31, 2014
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$374	$10	$3	$387
Receivables written off	(146)	—	—	(146)
Recoveries on receivables previously written off	47	—	—	47
Provision for credit losses	136	—	—	136
Adjustment due to sale of receivables	(3)	—	—	(3)
Foreign currency translation adjustment	(20)	—	—	(20)
Balance at end of year	$388	$10	$3	$401

Individually evaluated for impairment	$75	$—	$—	$75
Collectively evaluated for impairment	313	10	3	326
Ending Balance	$388	$10	$3	$401

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$614	$—	$—	$614
Collectively evaluated for impairment	20,454	5,169	3,238	28,861
Ending Balance	$21,068	$5,169	$3,238	$29,475

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

UNAUDITED

The recorded investment in performing and non-performing finance receivables was as follows:

(Millions of dollars)
	September 30, 2015
	Customer	Dealer	Caterpillar Purchased Receivables	Total
Performing
North America	$7,786	$3,528	$1,489	$12,803
Europe	2,441	400	344	3,185
Asia/Pacific	2,253	584	369	3,206
Mining	1,715	7	—	1,722
Latin America	1,947	724	323	2,994
Caterpillar Power Finance	3,058	3	6	3,067
Total Performing	$19,200	$5,246	$2,531	$26,977
Non-Performing
North America	$30	$—	$—	$30
Europe	46	—	6	52
Asia/Pacific	25	—	—	25
Mining	133	—	—	133
Latin America	260	—	—	260
Caterpillar Power Finance	114	—	—	114
Total Non-Performing	$608	$—	$6	$614
Total Performing and Non-Performing
North America	$7,816	$3,528	$1,489	$12,833
Europe	2,487	400	350	3,237
Asia/Pacific	2,278	584	369	3,231
Mining	1,848	7	—	1,855
Latin America	2,207	724	323	3,254
Caterpillar Power Finance	3,172	3	6	3,181
Total	$19,808	$5,246	$2,537	$27,591

UNAUDITED

(Millions of dollars)
	December 31, 2014
	Customer	Dealer	Caterpillar Purchased Receivables	Total
Performing
North America	$7,345	$3,209	$1,945	$12,499
Europe	2,647	467	435	3,549
Asia/Pacific	2,839	637	401	3,877
Mining	2,061	3	—	2,064
Latin America	2,656	853	431	3,940
Caterpillar Power Finance	3,052	—	22	3,074
Total Performing	$20,600	$5,169	$3,234	$29,003
Non-Performing
North America	$27	$—	$—	$27
Europe	28	—	4	32
Asia/Pacific	54	—	—	54
Mining	62	—	—	62
Latin America	201	—	—	201
Caterpillar Power Finance	96	—	—	96
Total Non-Performing	$468	$—	$4	$472
Total Performing and Non-Performing
North America	$7,372	$3,209	$1,945	$12,526
Europe	2,675	467	439	3,581
Asia/Pacific	2,893	637	401	3,931
Mining	2,123	3	—	2,126
Latin America	2,857	853	431	4,141
Caterpillar Power Finance	3,148	—	22	3,170
Total	$21,068	$5,169	$3,238	$29,475

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

TDRs are reviewed along with other finance receivables as part of management’s ongoing evaluation of the adequacy of the Allowance for credit losses. The Allowance for credit losses attributable to TDRs is based on the most probable source of repayment, which is normally the liquidation of collateral. In determining collateral value, we estimate the current fair market value of the collateral less selling costs. In addition, consideration is given to credit enhancements such as additional collateral and contractual third-party guarantees in determining the Allowance for credit losses attributable to TDRs. There were no remaining commitments to lend additional funds to a borrower whose terms have been modified in a TDR as of September 30, 2015 and December 31, 2014.

There were no finance receivables modified as TDRs during the three and nine months ended September 30, 2015 and 2014 for the Dealer or Caterpillar Purchased Receivables portfolio segments.

UNAUDITED

Finance receivables in the Customer portfolio segment modified as TDRs were as follows:

(Dollars in millions)	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
Customer
North America	6	$—	$—	20	$9	$3
Europe	4	—	—	—	—	—
Asia/Pacific	1	1	1	—	—	—
Mining	2	15	14	45	122	124
Latin America	10	1	2	3	—	—
Caterpillar Power Finance	8	93	79	7	44	46
Total(1)	31	$110	$96	75	$175	$173

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
Customer
North America	10	$1	$1	24	$11	$5
Europe	23	2	2	8	7	7
Asia/Pacific	21	26	26	—	—	—
Mining	2	15	14	47	165	157
Latin America	10	1	2	31	31	30
Caterpillar Power Finance	12	197	180	13	80	81
Total(1)	78	$242	$225	123	$294	$280

(1) Modifications include extended contract maturities, inclusion of interest only periods, below market interest rates, extended skip payment periods and reduction of principal and/or accrued interest.

TDRs in the Customer portfolio segment with a payment default during the three and nine months ended September 30, 2015 and 2014, which had been modified within twelve months prior to the default date, were as follows:

(Dollars in millions)	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment
Customer
North America	5	$—	3	$—
Europe	—	—	5	1
Latin America	—	—	7	—
Total	5	$—	15	$1

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment
Customer
North America	10	$1	10	$1
Europe	—	—	12	2
Latin America	1	—	7	—
Total	11	$1	29	$3

UNAUDITED

B.	Off-Balance Sheet Managed Assets
Certain finance receivables and equipment on operating leases are sold by us to third parties with limited or no recourse in order to mitigate our concentration of credit risk with certain customers and are generally accounted for as sales. We typically maintain servicing responsibilities for these assets, which totaled $308 million and $316 million as of September 30, 2015 and December 31, 2014, respectively. Because we do not receive a servicing fee for these assets, a servicing liability is recorded. As of September 30, 2015 and December 31, 2014, these liabilities were $2 million and $1 million, respectively. These assets are not available to pay our creditors.

C.	Purchases of Trade Receivables from Caterpillar Entities
We purchase trade receivables from Caterpillar entities at a discount. The discount is an estimate of the amount of financing revenue that would be earned at a market rate on these trade receivables over their expected life. The discount is amortized into revenue on an effective yield basis over the life of the receivables and recognized as Wholesale finance revenue. Amortized discounts for the trade receivables were $53 million and $60 million for the three months ended September 30, 2015 and 2014, respectively, and $169 million and $183 million for the nine months ended September 30, 2015 and 2014, respectively. In the Consolidated Statements of Cash Flows, collection of the discount is included in investing activities as the receivables are collected.

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

UNAUDITED

Foreign currency exchange rate risk
We have balance sheet positions and expected future transactions denominated in foreign currencies, thereby creating exposure to movements in exchange rates. In managing foreign currency risk, our objective is to minimize earnings volatility resulting from conversion and the remeasurement of net foreign currency balance sheet positions and future transactions denominated in foreign currencies.  Our policy allows the use of foreign currency forward, option and cross currency contracts to offset the risk of currency mismatch between our assets and liabilities and exchange rate risk associated with future transactions denominated in foreign currencies.  Substantially all such foreign currency forward, option and cross currency contracts are undesignated.

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

As of September 30, 2015, $1 million of deferred net losses, net of tax, included in equity (AOCI in the Consolidated Statements of Financial Position), related to our floating-to-fixed interest rate swaps, are expected to be reclassified to Interest expense over the next twelve months.  The actual amount recorded in Interest expense will vary based on interest rates at the time the hedged transactions impact earnings.

We have, at certain times, liquidated fixed-to-floating interest rate swaps that resulted in deferred gains at the time of liquidation.  The deferred gains associated with these interest rate swaps are included in Long-term debt in the Consolidated Statements of Financial Position and are being amortized to Interest expense over the remaining term of the previously designated hedged item.

The location and fair value of derivative instruments reported in the Consolidated Statements of Financial Position were as follows:

(Millions of dollars)
		Asset (Liability) Fair Value
	Consolidated Statements of Financial Position Location	September 30, 2015	December 31, 2014
Designated derivatives
Interest rate contracts	Other assets	$66	$79
Interest rate contracts	Accrued expenses	(4)	(8)
		$62	$71
Undesignated derivatives
Foreign exchange contracts	Other assets	$3	$5
Foreign exchange contracts	Accrued expenses	(5)	(15)
Cross currency contracts	Other assets	35	17
		$33	$7

The total notional amounts of the derivative instruments were $3.79 billion and $5.25 billion as of September 30, 2015 and December 31, 2014, respectively. The notional amounts of the derivative financial instruments do not represent amounts exchanged by the parties. The amounts exchanged by the parties are calculated by reference to the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates and interest rates.

UNAUDITED

For the nine months ended September 30, 2015 and 2014, the deferred gains (losses) recorded in AOCI on the Consolidated Statements of Changes in Stockholder’s Equity associated with our cash flow interest rate contract hedges were as follows:

(Millions of dollars)
Balance as of December 31, 2014, net of tax (expense)/benefit of $3	$(5)
Gains (losses) deferred during the period, net of tax (expense)/benefit of $(1)	—
(Gains) losses reclassified to earnings, net of tax expense/(benefit) of $(1)	3
Balance as of September 30, 2015, net of tax (expense)/benefit of $1	$(2)

(Millions of dollars)
Balance as of December 31, 2013, net of tax (expense)/benefit of $3	$(5)
Gains (losses) deferred during the period, net of tax (expense)/benefit of $2	(5)
(Gains) losses reclassified to earnings, net of tax expense/(benefit) of $(1)	3
Balance as of September 30, 2014, net of tax (expense)/benefit of $4	$(7)

The effect of derivatives designated as hedging instruments on the Consolidated Statements of Profit was as follows:

Fair Value Hedges
(Millions of dollars)
		Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts	Other income (expense)	$3	$(3)	$(19)	$18

		Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts	Other income (expense)	$(11)	$10	$(38)	$37

UNAUDITED

Cash Flow Hedges
(Millions of dollars)
Three Months Ended September 30, 2015
	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(1)	$—
Interest rate contracts	Other income (expense)	—	—
		$(1)	$—

Three Months Ended September 30, 2014
	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(2)	$—
Interest rate contracts	Other income (expense)	—	—
		$(2)	$—

Nine Months Ended September 30, 2015
	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(4)	$—
Interest rate contracts	Other income (expense)	—	—
		$(4)	$—

Nine Months Ended September 30, 2014
	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(4)	$—
Interest rate contracts	Other income (expense)	—	—
		$(4)	$—

The effect of derivatives not designated as hedging instruments on the Consolidated Statements of Profit was as follows:

Undesignated Derivatives
(Millions of dollars)		Three Months Ended September 30,
	Classification	2015	2014
Foreign exchange contracts	Other income (expense)	$(2)	$(25)
Cross currency contracts	Other income (expense)	8	6
		$6	$(19)

		Nine Months Ended September 30,
	Classification	2015	2014
Foreign exchange contracts	Other income (expense)	$(34)	$(35)
Cross currency contracts	Other income (expense)	16	(1)
		$(18)	$(36)

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

Collateral is generally not required of the counterparties or us under the master netting agreements. As of September 30, 2015 and December 31, 2014, no cash collateral was received or pledged under the master netting agreements.

The effect of net settlement provisions of the master netting agreements on our derivative balances upon an event of default or a termination event was as follows:

Offsetting of Derivative Assets and Liabilities
(Millions of dollars)
	September 30, 2015	December 31, 2014
Derivative Assets
Gross Amount of Recognized Assets	$104	$101
Gross Amounts Offset	—	—
Net Amount of Assets(1)	104	101
Gross Amounts Not Offset	(7)	(8)
Net Amount	$97	$93

Derivative Liabilities
Gross Amount of Recognized Liabilities	$(9)	$(23)
Gross Amounts Offset	—	—
Net Amount of Liabilities(1)	(9)	(23)
Gross Amounts Not Offset	7	8
Net Amount	$(2)	$(15)

(1) As presented in the Consolidated Statements of Financial Position.

UNAUDITED

6.	Segment Information

A.     Description of Segments

Our segment data is based on disclosure requirements of accounting guidance on segment reporting, which requires that financial information be reported on the basis that is used internally for measuring segment performance. Internally, we report information for operating segments based on management responsibility. Our operating segments offer primarily the same types of services within each of the respective segments. The operating segments are as follows:

•	North America - Includes our operations in the United States and Canada that serve local dealers and customers.

•	Europe - This segment includes our operations that serve dealers and customers in Europe, Africa, Middle East and the Commonwealth of Independent States.

•	Asia/Pacific - This segment includes our operations in Australia, China, Japan, South Korea and Southeast Asia that serve local dealers and customers.

•
Latin America and Caterpillar Power Finance - This segment includes our operations in Brazil, Mexico and Chile that serve local dealers and customers in Central and South America. This segment also includes Caterpillar Power Finance (CPF), which finances marine vessels with Caterpillar engines worldwide and also provides debt financing for Caterpillar electrical power generation, gas compression and co-generation systems, as well as non-Caterpillar equipment that is powered by these systems worldwide.

•	Mining - This segment includes large mining customers worldwide. This segment also provides project financing in various countries.

To align with changes in executive management responsibilities, our segment reporting was updated effective July 1, 2015. Prior year data has been revised to conform to the current period segment presentation.

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

UNAUDITED

Supplemental segment data and reconciliations to consolidated external reporting for the three months ended September 30 was as follows:

(Millions of dollars) 2015	Revenues	Segment Profit	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Segment Assets at September 30, 2015	Capital expenditures
North America	$291	$99	$66	$102	$(4)	$14,078	$292
Europe	70	29	8	18	—	3,987	31
Asia/Pacific	66	17	22	5	2	3,921	2
Latin America and CPF	126	20	36	25	18	7,156	31
Mining	90	3	13	57	8	2,879	—
Total Segments	643	168	145	207	24	32,021	356
Unallocated	18	(26)	17	—	(1)	1,891	—
Timing	(8)	(3)	—	—	(1)	27	1
Methodology	—	14	(18)	—	—	(201)	—
Inter-segment Eliminations	—	—	—	—	—	(221)	—
Total	$653	$153	$144	$207	$22	$33,517	$357

2014	Revenues	Segment Profit	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Segment Assets at December 31, 2014	Capital expenditures
North America	$274	$97	$61	$94	$(4)	$13,661	$308
Europe	89	34	12	24	(4)	4,276	41
Asia/Pacific	94	32	30	6	9	4,767	6
Latin America and CPF	162	33	43	34	30	8,001	22
Mining	116	18	16	68	6	3,161	50
Total Segments	735	214	162	226	37	33,866	427
Unallocated	15	(22)	12	—	(1)	1,648	—
Timing	(7)	(5)	—	—	2	120	—
Methodology	—	10	(16)	—	—	(215)	—
Inter-segment Eliminations	—	—	—	—	—	(243)	—
Total	$743	$197	$158	$226	$38	$35,176	$427

UNAUDITED

Supplemental segment data and reconciliations to consolidated external reporting for the nine months ended September 30 was as follows:

(Millions of dollars) 2015	Revenues	Segment Profit	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Segment Assets at September 30, 2015	Capital expenditures
North America	$865	$289	$193	$303	$(2)	$14,078	$746
Europe	216	85	24	57	—	3,987	83
Asia/Pacific	223	52	80	15	22	3,921	19
Latin America and CPF	400	69	113	81	58	7,156	74
Mining	290	43	41	173	10	2,879	69
Total Segments	1,994	538	451	629	88	32,021	991
Unallocated	54	(72)	49	—	(1)	1,891	—
Timing	(23)	(17)	—	—	2	27	2
Methodology	—	41	(55)	—	—	(201)	—
Inter-segment Eliminations	—	—	—	—	—	(221)	—
Total	$2,025	$490	$445	$629	$89	$33,517	$993

2014	Revenues	Segment Profit	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Segment Assets at December 31, 2014	Capital expenditures
North America	$786	$264	$176	$261	$5	$13,661	$786
Europe	271	90	40	72	5	4,276	105
Asia/Pacific	281	104	88	18	23	4,767	23
Latin America and CPF	450	115	126	90	44	8,001	82
Mining	362	51	50	211	27	3,161	208
Total Segments	2,150	624	480	652	104	33,866	1,204
Unallocated	53	(56)	35	1	2	1,648	1
Timing	(21)	(7)	—	—	—	120	1
Methodology	—	26	(40)	—	—	(215)	—
Inter-segment Eliminations	—	—	—	—	—	(243)	—
Total	$2,182	$587	$475	$653	$106	$35,176	$1,206

7.	Guarantees

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

No significant loss has been experienced or is anticipated under any of these guarantees.  At September 30, 2015 and December 31, 2014, the related liability was $1 million. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees was $50 million and $42 million at September 30, 2015 and December 31, 2014, respectively.

UNAUDITED

We provide guarantees to repurchase certain loans of Caterpillar dealers from a special purpose corporation (SPC) that qualifies as a VIE (see Note 1 for additional information regarding the accounting guidance on the consolidation of VIEs).  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  We have a loan purchase agreement with the SPC that obligates us to purchase certain loans that are not paid at maturity.  We receive a fee for providing this guarantee, which provides a source of liquidity for the SPC.  We are the primary beneficiary of the SPC as our guarantees result in us having both the power to direct the activities that most significantly impact the SPC's economic performance and the obligation to absorb losses and therefore we have consolidated the financial statements of the SPC.  As of September 30, 2015 and December 31, 2014, the SPC’s assets of $1.29 billion and $1.09 billion, respectively, are primarily comprised of loans to dealers, which are included in Retail notes receivable in the Consolidated Statements of Financial Position, and the SPC's liabilities of $1.29 billion and $1.08 billion, respectively, are primarily comprised of commercial paper, which is included in Short-term borrowings in the Consolidated Statements of Financial Position.  The assets of the SPC are not available to pay our creditors. We may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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

Derivative financial instruments are measured on a recurring basis at fair value and are classified as Level 2 measurements.  We had derivative financial instrument, net assets included in our Consolidated Statements of Financial Position of $95 million and $78 million as of September 30, 2015 and December 31, 2014, respectively.

UNAUDITED

Impaired loans
Our impaired loans are subject to measurement at fair value on a nonrecurring basis. A loan is considered impaired when management determines that collection of contractual amounts due is not probable. In these cases, an Allowance for credit losses may be established based primarily on the fair value of associated collateral. As the collateral's fair value is based on observable market prices and/or current appraised values, the impaired loans are classified as Level 2 measurements. We had impaired loans carried at the fair value of the underlying collateral value of $94 million and $248 million as of September 30, 2015 and December 31, 2014, respectively.

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
Guarantees – fair value of guarantees is based on our estimate of the premium a market participant would require to issue the same guarantee in a stand-alone, arms-length transaction with an unrelated party.  If quoted or observable market prices are not available, fair value is based upon internally developed models that utilize current market-based assumptions.

Please refer to the table below for the fair values of our financial instruments.

(Millions of dollars)	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Cash and cash equivalents	$1,023	$1,023	$857	$857	1
Foreign currency contracts:
In a receivable position	$3	$3	$5	$5	2	Note 5
In a payable position	$(5)	$(5)	$(15)	$(15)	2	Note 5
Cross currency contracts
In a receivable position	$35	$35	$17	$17	2	Note 5
Finance receivables, net (excluding finance leases(1))	$20,572	$20,345	$21,434	$21,093	3	Note 4
Restricted cash and cash equivalents(2)	$10	$10	$11	$11	1
Short-term borrowings	$(6,068)	$(6,068)	$(4,699)	$(4,699)	1
Long-term debt	$(21,950)	$(22,311)	$(24,574)	$(25,103)	2
Interest rate swaps:
In a net receivable position	$66	$66	$79	$79	2	Note 5
In a net payable position	$(4)	$(4)	$(8)	$(8)	2	Note 5
Guarantees	$(1)	$(1)	$(1)	$(1)	3	Note 7

(1)As of September 30, 2015 and December 31, 2014, represents finance leases with a net carrying value of $6.67 billion and $7.64 billion, respectively.
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

The Provision for income taxes reflects an estimated annual tax rate of 29 percent in the third quarter of 2015 compared with 26 percent in the third quarter of 2014. The increase in the estimated annual tax rate is primarily due to changes in the geographic mix of pre-tax profits.

UNAUDITED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW:  THIRD QUARTER 2015 VS. THIRD QUARTER 2014

We reported third-quarter 2015 revenues of $653 million, a decrease of $90 million, or 12 percent, compared with the third quarter of 2014. Third-quarter 2015 profit after tax was $109 million, a $39 million, or 26 percent decrease from the third quarter of 2014.

•	The decrease in revenues was primarily due to a $45 million unfavorable impact from lower average earning assets and a $38 million unfavorable impact from lower average financing rates.

•
Profit before income taxes was $153 million for the third quarter of 2015, compared with $197 million for the third quarter of 2014. The decrease was primarily due to a $26 million decrease in net yield on average earning assets reflecting changes in the geographic mix of margin and currency impact and a $21 million unfavorable net impact from lower average earning assets.

•
The provision for income taxes reflects an estimated annual tax rate of 29 percent in the third quarter of 2015, compared with 26 percent in the third quarter of 2014. The increase in the estimated annual tax rate is primarily due to changes in the geographic mix of pre-tax profits.

•
During the third quarter of 2015, retail new business volume was $2.86 billion, a decrease of $275 million, or 9 percent, from the third quarter of 2014. The decrease was primarily related to lower volume in Latin America, Asia and Europe, with North America remaining relatively flat.

•
At the end of the third quarter of 2015, past dues were 2.68 percent, compared with 2.81 percent at the end of the third quarter of 2014. Write-offs, net of recoveries, were $69 million for the third quarter of 2015, compared with $16 million for the third quarter of 2014. The increase in write-offs, net of recoveries, was primarily driven by the mining and marine portfolios.

•
As of September 30, 2015, our allowance for credit losses totaled $348 million, or 1.26 percent of net finance receivables, compared with $405 million, or 1.37 percent of net finance receivables as of September 30, 2014. The allowance for credit losses at year-end 2014 was $401 million, or 1.36 percent of net finance receivables.

UNAUDITED

REVIEW OF CONSOLIDATED STATEMENTS OF PROFIT
THREE MONTHS ENDED SEPTEMBER 30, 2015 VS. THREE MONTHS ENDED SEPTEMBER 30, 2014

REVENUES
Retail revenue for the third quarter of 2015 was $307 million, a decrease of $41 million from the same period in 2014. The decrease was due to a $22 million unfavorable impact from lower average earning assets and a $19 million unfavorable impact from lower interest rates on retail finance receivables. For the quarter ended September 30, 2015, retail average earning assets were $23.61 billion, a decrease of $1.71 billion from the same period in 2014. The annualized average yield was 5.18 percent for the third quarter of 2015, compared with 5.50 percent for the third quarter of 2014.

Operating lease revenue for the third quarter of 2015 was $246 million, a decrease of $33 million from the same period in 2014. The decrease was due to a $26 million unfavorable impact from lower average financing rates on operating leases and a $7 million unfavorable impact from lower average earning assets.

Wholesale revenue for the third quarter of 2015 was $69 million, a decrease of $9 million from the same period in 2014. The decrease was due to an $8 million unfavorable impact from lower average earning assets and a $1 million unfavorable impact from lower interest rates on wholesale finance receivables. For the quarter ended September 30, 2015, wholesale average earning assets were $4.33 billion, a decrease of $448 million from the same period in 2014. The annualized average yield was 6.40 percent for the third quarter of 2015, compared with 6.59 percent for the third quarter of 2014.

Other revenue, net, items were as follows:

(Millions of dollars)	Three Months Ended September 30,
	2015	2014
Finance receivable and operating lease fees (including late charges)	$17	$17
Fees on committed credit facility extended to Caterpillar	10	10
Interest income on Notes Receivable from Caterpillar	5	4
Net gain (loss) on returned or repossessed equipment	(6)	1
Miscellaneous other revenue, net	5	6
Total Other revenue, net	$31	$38

EXPENSES
Interest expense for the third quarter of 2015 was $144 million, a decrease of $14 million from the same period in 2014. This decrease was primarily due to the impact of a 5 percent decrease in average borrowings and a decrease of 10 basis points in the average cost of borrowing to 1.96 percent for the third quarter of 2015, down from 2.06 percent for the third quarter of 2014.

Depreciation expense on equipment leased to others was $207 million, down $19 million from the third quarter of 2014. Changes in depreciation expense on equipment leased to others are driven by fluctuations in the depreciable basis of the underlying equipment and the lease term of our operating lease portfolio.

General, operating and administrative expenses were $104 million for the third quarter of 2015, compared with $108 million for the same period in 2014.

Provision for credit losses was $22 million for the third quarter of 2015, compared with $38 million for the same period in 2014. The decrease was primarily due to a favorable impact from changes in the allowance rate driven by changes in certain assumptions within the allowance for credit loss model. During the third quarter of 2015, as a result of management's review, the loss emergence period and loss given default assumptions were updated and resulted in a decrease to the Allowance for credit losses of $45 million. The favorable impact from changes in the allowance rate was partially offset by an unfavorable impact from changes in the credit quality of our portfolio. Write-offs, net of recoveries, were $69 million for the third quarter of 2015, compared with $16 million for the third quarter of 2014. The increase in write-offs, net of recoveries, was primarily driven by the mining and marine portfolios.

Other expenses, consisting primarily of repossession-related expenses, were $12 million for the third quarter of 2015, up $3 million from the same period in 2014.

UNAUDITED

Other income (expense) items were as follows:

(Millions of dollars)	Three Months Ended September 30,
	2015	2014
Net loss from interest rate derivatives	$(2)	$(1)
Net currency exchange loss, including forward points	(9)	(6)
Total Other income (expense)	$(11)	$(7)

The Provision for income taxes was $44 million for the third quarter of 2015, compared with $47 million for the third quarter of 2014. The Provision for income taxes reflects an estimated annual tax rate of 29 percent in the third quarter of 2015, compared with 26 percent in the third quarter of 2014. The increase in the estimated annual tax rate is primarily due to changes in the geographic mix of pre-tax profits.

PROFIT
As a result of the performance discussed above, profit after tax was $109 million for the third quarter of 2015, a decrease of $39 million, or 26 percent, from the third quarter of 2014.
NINE MONTHS ENDED SEPTEMBER 30, 2015 VS. NINE MONTHS ENDED SEPTEMBER 30, 2014

REVENUES
Retail revenue for the first nine months of 2015 was $940 million, a decrease of $91 million from the same period in 2014. The decrease was due to a $47 million unfavorable impact from lower interest rates on retail finance receivables and a $44 million unfavorable impact from lower average earning assets. For the nine months ended September 30, 2015, retail average earning assets were $23.92 billion, a decrease of $1.06 billion from the same period in 2014. The annualized average yield was 5.24 percent for the first nine months of 2015, compared with 5.50 percent for the same period in 2014.

Operating lease revenue for the first nine months of 2015 was $758 million, a decrease of $39 million from the same period in 2014. The decrease was due to a $37 million unfavorable impact from lower average financing rates on operating leases and a $2 million unfavorable impact from lower average earning assets.

Wholesale revenue for the first nine months of 2015 was $217 million, a decrease of $17 million from the same period in 2014. The decrease was due to a $15 million unfavorable impact from lower average earning assets and a $2 million unfavorable impact from lower interest rates on wholesale finance receivables. For the nine months ended September 30, 2015, wholesale average earning assets were $4.46 billion, a decrease of $301 million from the same period in 2014. The annualized average yield was 6.48 percent for the first nine months of 2015, compared with 6.56 percent for the same period in 2014.

Other revenue, net, items were as follows:

(Millions of dollars)	Nine Months Ended September 30,
	2015	2014
Finance receivable and operating lease fees (including late charges)	$52	$56
Fees on committed credit facility extended to Caterpillar	30	30
Interest income on Notes Receivable from Caterpillar	16	14
Net loss on returned or repossessed equipment	(6)	(1)
Miscellaneous other revenue, net	18	21
Total Other revenue, net	$110	$120

UNAUDITED

EXPENSES
Interest expense for the first nine months of 2015 was $445 million, a decrease of $30 million from the same period in 2014. This decrease was primarily due to the impact of a 4 percent decrease in average borrowings and a reduction of 4 basis points in the average cost of borrowing to 2.03 percent for the first nine months of 2015, down from 2.07 percent for the first nine months of 2014.

Depreciation expense on equipment leased to others was $629 million, down $24 million from the first nine months of 2014. Changes in depreciation expense on equipment leased to others are driven by fluctuations in the depreciable basis of the underlying equipment and the lease term of our operating lease portfolio.

General, operating and administrative expenses were $315 million for the first nine months of 2015, compared with $321 million for the same period in 2014.

Provision for credit losses was $89 million for the first nine months of 2015, compared with $106 million for the same period in 2014. The decrease was primarily due to a favorable impact from changes in the allowance rate driven by changes in certain assumptions within the allowance for credit loss model. During 2015, as a result of management's review, the loss emergence period and loss given default assumptions were updated and resulted in a decrease to the Allowance for credit losses of $66 million. The favorable impact from changes in the allowance rate was partially offset by an unfavorable impact from changes in the credit quality of our portfolio. Write-offs, net of recoveries, were $119 million for the first nine months of 2015, compared with $74 million for the same period in 2014.

Other expenses, consisting primarily of repossession-related expenses, were $32 million for the first nine months of 2015, up $8 million from the same period in 2014.

Other income (expense) items were as follows:

(Millions of dollars)	Nine Months Ended September 30,
	2015	2014
Net loss from interest rate derivatives	$(3)	$(4)
Net currency exchange loss, including forward points	(22)	(12)
Total Other income (expense)	$(25)	$(16)

The Provision for income taxes was $142 million for the first nine months of 2015, compared with $153 million for the same period in 2014. The Provision for income taxes reflects an estimated annual tax rate of 29 percent for the nine months ended September 30, 2015 compared with 26 percent for the nine months ended September 30, 2014. The increase in the estimated annual tax rate is primarily due to changes in the geographic mix of pre-tax profits.

PROFIT
As a result of the performance discussed above, profit after tax was $346 million for the first nine months of 2015, a decrease of $81 million, or 19 percent, from the first nine months of 2014.

UNAUDITED

REVIEW OF CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

ASSETS
Total assets were $33.52 billion as of September 30, 2015, a decrease of $1.66 billion, or 5 percent, from December 31, 2014, primarily due to a decrease in net finance receivables.

Our Allowance for credit losses as of September 30, 2015 was $348 million or 1.26 percent of net finance receivables compared with $401 million or 1.36 percent of net finance receivables as of December 31, 2014, which is a decrease of $53 million. The decrease in allowance rate is a result of write-offs taken in 2015 that had been previously reserved for and changes in our estimate of the loss emergence period and loss given default, partially offset by an increase in allowance related to unfavorable changes in the credit quality of our portfolio during 2015. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and current economic conditions. We believe our allowance is sufficient to provide for losses inherent in our existing finance receivable portfolio as of September 30, 2015.

Total non-performing finance receivables, which represent finance receivables currently over 120 days past due and/or on non-accrual status or in bankruptcy, were $614 million and $472 million at September 30, 2015 and December 31, 2014, respectively. Total non-performing finance receivables as a percentage of total finance receivables were 2.23 percent and 1.60 percent at September 30, 2015 and December 31, 2014, respectively.

New Business Volume
New retail financing for the nine months ended September 30, 2015 was $7.09 billion, a decrease of $1.11 billion, or 14 percent, from the same period in 2014. New retail financing decreased primarily due to lower volume in Latin America, Asia and Europe, partially offset by higher volume in North America. New operating lease activity (which is substantially related to retail) for the nine months ended September 30, 2015 was $997 million, a decrease of $201 million, or 17 percent, from the same period in 2014. New operating lease activity decreased primarily due to lower rentals of Cat equipment in North America and Mining. New wholesale financing activity for the nine months ended September 30, 2015 was $27.71 billion, a decrease of $1.91 billion, or 6 percent, from the same period in 2014. New wholesale financing decreased primarily due to lower purchases of trade receivables from Caterpillar.

Off-Balance Sheet Managed Assets
We manage and service receivables and leases that have been sold by us to third parties with limited or no recourse in order to mitigate our concentration of credit risk with certain customers. These assets are not available to pay our creditors.

Off-balance sheet managed assets were as follows:

(Millions of dollars)	September 30, 2015	December 31, 2014
Retail notes receivable	$124	$121
Operating leases	88	93
Retail installment sale contracts	61	43
Retail finance leases	35	59
Total off-balance sheet managed assets	$308	$316

UNAUDITED

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity provide us with the ability to meet our financial obligations on a timely basis.  Maintaining and managing adequate capital and liquidity resources includes management of funding sources and their utilization based on current, future and contingent needs. Throughout the third quarter of 2015, we experienced favorable liquidity conditions. We ended the third quarter of 2015 with $1.02 billion of cash, an increase of $166 million from year-end 2014. Our cash balances are held in numerous locations throughout the world with approximately $344 million held by our non-U.S. subsidiaries. Amounts held outside the United States are available for general corporate use and could be used in the United States without incurring significant additional U.S. taxes. We expect to meet our United States funding needs without repatriating undistributed profits that are indefinitely reinvested outside the United States.

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

Total borrowings outstanding as of September 30, 2015 were $29.11 billion, a decrease of $1.27 billion over December 31, 2014, primarily due to decreasing portfolio balances. Outstanding borrowings were as follows:

(Millions of dollars)	September 30, 2015	December 31, 2014
Medium-term notes, net of unamortized discount	$20,924	$23,090
Commercial paper, net of unamortized discount	5,162	3,688
Bank borrowings – long-term	1,026	1,484
Bank borrowings – short-term	264	411
Variable denomination floating rate demand notes	642	600
Notes payable to Caterpillar	1,093	1,108
Total outstanding borrowings	$29,111	$30,381

Medium-term notes
We issue medium-term unsecured notes through securities dealers or underwriters in the U.S., Canada, Europe, Australia, Japan, Hong Kong, Argentina and Mexico to both retail and institutional investors. These notes are offered in several currencies and with a variety of maturities. These notes are senior unsecured obligations of the Company. Medium-term notes outstanding as of September 30, 2015, mature as follows:

(Millions of dollars)
2015	$1,112
2016	4,910
2017	5,630
2018	3,389
2019	2,463
Thereafter	3,420
Total	$20,924

Medium-term notes issued totaled $2.87 billion and redeemed totaled $4.58 billion for the nine months ended September 30, 2015.

UNAUDITED

Commercial paper
We issue unsecured commercial paper in the U.S., Europe and other international capital markets.  These short-term promissory notes are issued on a discounted basis and are payable at maturity.

Revolving credit facilities
We have three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and us for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of September 30, 2015 was $7.75 billion.

•	In September 2015, we entered into a 364-day facility. The 364-day facility of $3.15 billion (of which $2.33 billion is available to us) expires in September 2016.

•
In September 2015, we amended and restated the 2010 four-year facility (as amended and restated, the "three-year facility"). The three-year facility of $2.73 billion (of which $2.01 billion is available to us) now expires in September 2018.

•
In September 2015, we amended and restated the 2011 five-year facility (as amended and restated, the "five-year facility"). The five-year facility of $4.62 billion (of which $3.41 billion is available to us) now expires in September 2020.

At September 30, 2015, Caterpillar’s consolidated net worth was $21.01 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined in the Credit Facility as the consolidated stockholders' equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income/(loss).

At September 30, 2015, our covenant interest coverage ratio was 2.09 to 1.  This is above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at September 30, 2015, our covenant leverage ratio was 7.49 to 1.  This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event that either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings.  At September 30, 2015 and December 31, 2014, there were no borrowings under the Credit Facility.

Bank borrowings
Credit lines with banks as of September 30, 2015 totaled $3.62 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements.  The remaining available credit commitments may be withdrawn any time at the lenders' discretion.  As of September 30, 2015 and December 31, 2014, we had $1.29 billion and $1.90 billion, respectively, outstanding against these credit lines and were in compliance with all debt covenants under these credit lines.

Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction.  We do not hold reserves to fund the payment of the demand notes.  The notes are offered on a continuous basis.

Notes receivable from/payable to Caterpillar
Under our variable amount lending agreements and other notes receivable with Caterpillar, we may borrow up to $2.28 billion from Caterpillar and Caterpillar may borrow up to $1.29 billion from us.  The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice.  We had notes receivable of $469 million and notes payable of $1.09 billion outstanding under these agreements as of September 30, 2015, compared with notes receivable of $414 million and notes payable of $1.11 billion as of December 31, 2014.

UNAUDITED

Committed credit facility
We extended a $2 billion committed credit facility to Caterpillar, which expires in February 2019.  We receive a fee from Caterpillar based on amounts drawn under the credit facility and a commitment fee for the undrawn amounts under the credit facility.  At September 30, 2015 and December 31, 2014, there were no borrowings under this credit facility.

OFF-BALANCE SHEET ARRANGEMENTS
We lease all of our facilities. In addition, we have potential payment exposure for guarantees issued to third parties totaling $50 million as of September 30, 2015.

CASH FLOWS
Operating cash flow was $957 million in the first nine months of 2015, compared with $1.00 billion for the same period a year ago. Net cash used for investing activities was $246 million for the first nine months of 2015, compared with $1.78 billion for the same period in 2014. The change was primarily due to lower levels of new financing. Net cash used by financing activities was $513 million for the first nine months of 2015, compared with $589 million net cash provided by financing activities for the same period in 2014. The change was primarily due to lower funding requirements.

CRITICAL ACCOUNTING POLICIES

For a discussion of the Company’s critical accounting policies, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2014 Annual Report on Form 10-K.

UNAUDITED

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q may be considered "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements may relate to future events or our future financial performance, which may involve known and unknown risks and uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by any forward-looking statements. From time to time, we may also provide forward-looking statements in oral presentations to the public or in other materials we issue to the public. Forward-looking statements give current expectations or forecasts of future events about the company. You may identify these statements by the fact that they do not relate to historical or current facts and may use words such as "believes," "expects," "estimates," "anticipates," "will," "should," "plan," "project," "intend," "could" and similar words or phrases. These statements are only predictions. Actual events or results may differ materially due to factors that affect international businesses, including changes in economic conditions and disruptions in the global financial and credit markets and changes in laws and regulations (including regulations implemented under the Dodd-Frank Wall Street Reform and Consumer Protection Act) and political stability, as well as factors specific to Cat Financial and the markets we serve, including the market’s acceptance of our products and services, the creditworthiness of our customers, interest rate and currency rate fluctuations and estimated residual values of leased equipment. These risk factors may not be exhaustive. We operate in a continually changing business environment and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. Moreover, we do not assume responsibility for the accuracy and completeness of those statements. Forward-looking statements are qualified in their entirety by reference to the factors discussed under the caption "Risk Factors" in our Form 10-K filed with the Securities and Exchange Commission (SEC) on February 17, 2015 for the year ended December 31, 2014, as supplemented in our Form 10-Q filings with the SEC on May 1, 2015, July 31, 2015 and in this Form 10-Q filing. We do not undertake to update our forward-looking statements.

UNAUDITED

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2015 due to the material weakness in internal control over financial reporting relating to our Allowance for credit losses discussed below. Notwithstanding the material weakness, management has concluded that our consolidated financial statements for the periods covered by and included in this Form 10-Q are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America.

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

The material weakness described above resulted in immaterial adjustments to our Allowance for credit losses, deferred tax accounts, Provision for credit losses, and income tax expense, as well as related financial statement disclosures and revisions to our consolidated financial statements and disclosures for the interim periods ended March 31, 2014, June 30, 2014, March 31, 2013, June 30, 2013, and September 30, 2013 and the annual periods ended December 31, 2013, 2012 and 2011. Additionally, this material weakness could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. Management determined that this material weakness continued to exist at September 30, 2015.

Changes in internal control over financial reporting
During the quarter ended September 30, 2015, the Company continued monitoring and testing the remediation efforts described below. There have been no changes in the Company's internal control over financial reporting during the third quarter of 2015 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

10.1
Credit Agreement (2015 364-Day Credit Agreement), dated as of September 10, 2015, among the Company, Caterpillar Inc., Caterpillar International Finance Limited and Caterpillar Finance Corporation, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank International Limited, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed September 16, 2015).

10.2
Local Currency Addendum, dated as of September 10, 2015, to the 2015 364-Day Credit Agreement (incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K filed September 16, 2015).

10.3
Japan Local Currency Addendum, dated as of September 10, 2015, to the 2015 364-Day Credit Agreement (incorporated by reference from Exhibit 99.3 to the Company’s Current Report on Form 8-K filed September 16, 2015).

10.4
Amended and Restated Credit Agreement (3-Year Facility), dated as of September 10, 2015, by and among the Company, Caterpillar Inc., Caterpillar International Finance Limited and Caterpillar Finance Corporation, the Banks named therein, Local Currency Banks and Japan Local Currency Banks party thereto, Citibank, N.A., as Agent, Citibank International Limited, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.4 to the Company’s Current Report on Form 8-K filed September 16, 2015).

10.5	Local Currency Addendum, dated as of September 10, 2015, to the 3-Year Facility (incorporated by reference from Exhibit 99.5 to the Company’s Current Report on Form 8-K filed September 16, 2015).
10.6
Japan Local Currency Addendum, dated as of September 10, 2015, to the 3-Year Facility (incorporated by reference from Exhibit 99.6 to the Company’s Current Report on Form 8-K filed September 16, 2015).

10.7
Amended and Restated Credit Agreement (5-Year Facility), dated as of September 10, 2015, by and among the Company, Caterpillar Inc., Caterpillar International Finance Limited and Caterpillar Finance Corporation, the Banks named therein, Local Currency Banks and Japan Local Currency Banks party thereto, Citibank, N.A., as Agent, Citibank International Limited, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.7 to the Company’s Current Report on Form 8-K filed September 16, 2015).

10.8	Local Currency Addendum, dated as of September 10, 2015, to the 5-Year Facility (incorporated by reference from Exhibit 99.8 to the Company’s Current Report on Form 8-K filed September 16, 2015).
10.9
Japan Local Currency Addendum, dated as of September 10, 2015, to the 5-Year Facility (incorporated by reference from Exhibit 99.9 to the Company’s Current Report on Form 8-K filed September 16, 2015).

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

Caterpillar Financial Services Corporation
(Registrant)
Date:	October 30, 2015	By:	/s/Jeffry D. Everett
Jeffry D. Everett, Controller

Date:	October 30, 2015	By:	/s/Kent M. Adams
Kent M. Adams, President, Director and Chief Executive Officer