Form 10-K
period 2015-12-31
CATERPILLAR FINANCIAL SERVICES CORP
filed 2016-02-16
CIK 764764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2015

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________.
Commission File No. 001-11241
CATERPILLAR FINANCIAL SERVICES CORPORATION (Exact name of Registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	37-1105865 (I.R.S. Employer Identification No.)
2120 West End Ave., Nashville, Tennessee (Address of principal executive offices)	37203-0001 (Zip Code)
Registrant's telephone number, including area code: (615) 341-1000

The Registrant is a wholly-owned subsidiary of Caterpillar Inc. and meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K, and is therefore filing this Form with the reduced disclosure format.

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Medium-Term Notes, Series G, 2.05% Notes Due 2016	New York Stock Exchange
Medium-Term Notes, Series H, 3.300% Notes Due 2024	New York Stock Exchange
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
Yes [    ]   No [✓]

As of February 16, 2016, one share of common stock of the registrant was outstanding, which is owned by Caterpillar Inc.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K may be considered "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995.  These statements may relate to future events or our future financial performance, which may involve known and unknown risks and uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by any forward-looking statements.  From time to time, we may also provide forward-looking statements in oral presentations to the public or in other materials we issue to the public.  Forward-looking statements give current expectations or forecasts of future events about the company.  You may identify these statements by the fact that they do not relate to historical or current facts and may use words such as "believes," "expects," "estimates," "anticipates," "will," "should," "plan," "project," "intend," "could" and similar words or phrases.  These statements are only predictions.  Actual events or results may differ materially due to factors that affect international businesses, including changes in economic conditions and disruptions in the global financial and credit markets, and changes in laws and regulations and political stability, as well as factors specific to Cat Financial and the markets we serve, including the market’s acceptance of our products and services, the creditworthiness of our customers, interest rate and currency rate fluctuations and estimated residual values of leased equipment.  These risk factors may not be exhaustive.  We operate in a continually changing business environment, and new risk factors emerge from time to time.  We cannot predict these new risk factors, nor can we assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements.  Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.  Moreover, we do not assume responsibility for the accuracy and completeness of those statements.  All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the captions "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K and could cause results to differ materially from those projected in the forward-looking statements.  Cat Financial undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You may, however, consult any related disclosures we may make in our subsequent Form 10-Q and Form 8-K reports filed with the Securities and Exchange Commission ("SEC").

Item 1.	Business.

General

Caterpillar Financial Services Corporation was organized in 1981 in the State of Delaware (together with its subsidiaries, "Cat Financial," "the Company," "we" or "our").  We are a wholly-owned finance subsidiary of Caterpillar Inc. (together with its other subsidiaries, "Caterpillar" or "Cat") and our corporate headquarters is located in Nashville, Tennessee.

Nature of Operations

Our primary business is to provide retail and wholesale financing alternatives for Caterpillar products to customers and dealers around the world.  Retail financing is primarily comprised of financing of Caterpillar equipment, machinery and engines.  In addition, we also provide financing for vehicles, power generation facilities and marine vessels that, in most cases, incorporate Caterpillar products.  We also provide wholesale financing to Caterpillar dealers and purchase short-term receivables from Caterpillar.  The various financing plans offered by Cat Financial are primarily designed to increase the opportunity for sales of Caterpillar products and generate financing income for Cat Financial.  A significant portion of our activities is conducted in North America.  However, we have additional offices and subsidiaries in Latin America, Europe and Asia/Pacific.  We have more than 30 years of experience in providing financing for Caterpillar products, contributing to our knowledge of asset values, industry trends, product structuring and customer needs.

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

•	Installment sale contracts, which are equipment loans that enable customers to purchase equipment with a down payment or trade-in and structure payments over time (21 percent*).

•	Governmental lease-purchase plans in the U.S. that offer low interest rates and flexible terms to qualified non-federal government agencies (1 percent*).

The Company’s wholesale notes receivable, finance leases and installment sale contracts (totaling 13 percent*) include:

•	Inventory/rental programs, which provide assistance to dealers by financing their new Caterpillar inventory and rental fleets (5 percent*).

•	Short-term receivables we purchase from Caterpillar at a discount (8 percent*).

The Company’s retail notes receivable (34 percent*) include:

•	Loans that allow customers and dealers to use their Caterpillar equipment or other assets as collateral to obtain financing.

*Indicates the percentage of total portfolio as of December 31, 2015.  We define total portfolio as finance receivables, net plus equipment on operating leases, less accumulated depreciation.

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

We provide financing only when certain criteria are met.  Credit decisions are based on a variety of credit quality factors, including prior payment experience, customer financial information, credit-rating agency ratings, loan-to-value ratios and other internal metrics. We typically maintain a security interest in retail financed equipment and require physical damage insurance coverage on financed equipment.  We finance a significant portion of Caterpillar dealers' sales and inventory of Caterpillar equipment throughout the world (see Note 16 of Notes to Consolidated Financial Statements for more information regarding our segments and geographic areas).  Our competitive position is improved by marketing programs offered in conjunction with Caterpillar and/or Caterpillar dealers that allow us to periodically offer financing to customers at interest rates that are below market rates.  Under these programs, Caterpillar, or the dealer, funds an amount at the outset of the transaction, which we then recognize as revenue over the term of the financing.  We believe that these marketing programs provide us with a significant competitive advantage in financing Caterpillar products.

In certain instances, our operations are subject to supervision and regulation by state, federal and various foreign governmental authorities and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions which, among other things, (i) regulate credit granting activities and the administration of loans, (ii) establish maximum interest rates, finance charges and other charges, (iii) require disclosures to customers and investors, (iv) govern secured transactions, (v) set collection, foreclosure, repossession and other trade practices and (vi) regulate the use and reporting of information related to a borrower's credit experience.  Our ability to comply with these and other governmental and legal requirements and restrictions affects our operations.

We also have agreements with Caterpillar that are significant to our operations.  These agreements provide us with certain types of operational and administrative support from Caterpillar such as the administration of employee benefit plans, financial support, funding support and various forms of corporate services that are integral to the conduct of our business.  For more information on these agreements, please refer to Note 14 of Notes to Consolidated Financial Statements.

Employment

As of December 31, 2015, the Company had 1,857 full-time employees, an increase of 1 percent from December 31, 2014.

Available Information

The Company files electronically with the SEC required reports on Form 8-K, Form 10-Q, Form 10-K and registration statements on Form S-3 and other forms or reports as required.  The public may read and copy any materials the Company has filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.  Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished with the SEC are available free of charge through Caterpillar’s website (www.caterpillar.com/secfilings) as soon as reasonably practicable after filing with the SEC.  Copies may also be obtained free of charge by writing to:  Legal Dept., Caterpillar Financial Services Corporation, 2120 West End Ave., Nashville, Tennessee 37203-0001.  In addition, the public may obtain more detailed information about our parent company, Caterpillar by visiting its website (www.caterpillar.com).  None of the information contained at any time on our website, Caterpillar’s or the SEC’s websites is incorporated by reference into this document.

Item 1A.	Risk Factors.

The statements in this section describe the most significant risks to our business and may contain "forward-looking statements" that are subject to the caption "CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS" presented prior to Item 1 of this report.  The statements in this section should also be considered carefully in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the "Notes to Consolidated Financial Statements" to this Form 10-K.  The risk factors described below are a cautionary discussion of risks, uncertainties and assumptions that we believe are significant to our business. These are factors that, individually or in the aggregate, we believe could make our actual results differ materially from expected or past results. Because it is impossible to predict or identify all such factors, the following factors should not be considered to be a complete discussion of risks, uncertainties and assumptions.

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
The extent of any impact on our ability to meet our funding or liquidity needs would depend on several factors, including our operating cash flows, the duration of any market disruptions, changes in counterparty credit risk, the impact of government intervention in financial markets including the effects of any programs or legislation designed to increase or restrict liquidity for certain areas of the market, general credit conditions, the volatility of equity and debt markets, our credit ratings and credit capacity and the cost of financing and other general economic and business conditions.  Market disruption and volatility may also lead to a number of other risks in connection with these events, including but not limited to:

•
Market developments that may affect the demand for Caterpillar products and/or customer confidence levels and may cause declines in the demand for financing and adverse changes in payment patterns, causing increases in delinquencies and default rates, which could impact our write-offs and provision for credit losses;

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

Changes in interest rates, foreign currency exchange rates or market liquidity conditions could adversely affect our earnings and/or cash flows
Changes in interest rates, foreign currency exchange rates and market liquidity conditions could have a material adverse effect on our earnings and cash flows. Because our financial results are reported in U.S. dollars, but our operations are conducted internationally, currency exchange rates can have a significant impact on our results.  Additionally, because a significant number of our loans are made at fixed interest rates, our business is impacted by fluctuations in interest rates.  Changes in market interest rates may influence our financing costs, returns on financial investments and the valuation of derivative contracts and could reduce our earnings and/or cash flows.  In addition, because we make a significant number of loans in currencies other than the U.S. dollar, fluctuations in foreign currency exchange rates could also reduce our earnings and cash flows.  We also rely on a number of diversified global debt capital markets and funding programs to provide liquidity for our global operations, including commercial paper, medium-term notes, retail notes, variable denomination floating rate demand notes and bank loans.  Significant changes in market liquidity conditions could impact our access to funding and the associated funding cost and reduce our earnings and cash flows.
Although we manage interest rate, foreign currency exchange rate and market liquidity risks with a variety of techniques, including a match-funding program that addresses interest rate risk by aligning the interest rate profile (fixed or floating rate and duration) of our debt portfolio with the interest rate profile of our receivables portfolio within predetermined ranges on an ongoing basis, the selective use of derivatives and a broadly diversified funding program, there can be no assurance that fluctuations in interest rates, currency exchange rates and market liquidity conditions will not have a material adverse effect on our earnings and cash flows.  If any of the variety of instruments and strategies we use to hedge our exposure to these various types of risk is ineffective, we may incur losses.
Changes in government monetary or fiscal policies may negatively impact our results
Most countries where Caterpillar products and services are sold have established central banks to regulate monetary systems and influence economic activities, generally by adjusting interest rates.  Interest rate changes affect overall economic growth, which in turn affects Caterpillar’s sales and our financing activities.  Interest rate changes also affect customers’ abilities to finance machine purchases, can change the optimal time to keep machines in a fleet and can impact the ability of Caterpillar’s suppliers to finance the production of parts and components necessary to manufacture and support Caterpillar products.  Increases in interest rates could negatively impact Caterpillar sales and create supply chain inefficiencies that could in turn adversely impact our business, results of operations and financial condition.
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
Our global operations are exposed to political and economic risks, commercial instability and events beyond our control in the countries in which we operate
Our global operations are dependent upon products manufactured, purchased, sold and financed in the U.S. and internationally, including in countries with political and economic instability.  Some countries have greater political and economic volatility and greater vulnerability to infrastructure and labor disruptions than others.  Operating and seeking to expand business in a number of different regions and countries exposes us to a number of risks, including:

•
Multiple and potentially conflicting legal and regulatory requirements that are subject to change, including but not limited to, those legal and regulatory requirements described in Item 1 of this report under the heading Competitive Environment;

•	Imposition of currency restrictions, restrictions on repatriation of earnings or other restraints;

•	Difficulty of enforcing agreements and collecting receivables through foreign legal systems;

•	Imposition of new or additional trade and economic sanctions laws imposed by the U.S. or foreign governments;

•	National and international conflict;

•	War or terrorist acts; and

•	Political and economic instability or civil unrest that may severely disrupt economic activity in affected countries.

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

•	General world economic conditions and the level of energy, mining, construction and manufacturing activity;

•	Changes and uncertainties in the monetary and fiscal policies of various governmental and regulatory entities;

•	Fluctuations in demand and prices for certain commodities;

•	Fluctuations in currency exchange rates and interest rates;

•	Political, economic and legislative changes;

•	Caterpillar’s ability to produce products that meet customers' needs;

•	Caterpillar’s ability to maintain key dealer relationships;

•	The ability of Caterpillar dealers to sell Caterpillar products and their practices regarding inventory control; and

•	Changes in pricing policies by Caterpillar or its competitors.

Any significant adverse changes to these factors could negatively impact our results.

Changes in the marketing, operational or administrative support that we receive from Caterpillar could adversely affect our results
We participate in certain marketing programs offered in conjunction with Caterpillar and/or Caterpillar dealers that allow us to offer financing to customers at interest rates that are below market rates.  These marketing programs provide us with a significant competitive advantage in financing Caterpillar products.  Any change in these marketing programs or reduction in our ability to offer competitively priced financing to customers could reduce the percentage of Caterpillar products financed by us, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.  Caterpillar also provides us with other types of operational and administrative support, such as the administration of employee benefit plans, which is integral to the conduct of our business.  Any changes in the levels of support from Caterpillar could also negatively impact our results.
The success of our business depends on our ability to develop, produce and market quality products and services that meet our customers’ needs
We operate in a highly competitive environment, with financing for users of Caterpillar equipment available through a variety of sources, principally commercial banks and finance and leasing companies.  Increasing competition may adversely affect our business if we are unable to match the products and services of our competitors.  Also, as noted above, any changes to the marketing programs offered in conjunction with Caterpillar and/or Caterpillar dealers, which allow us to offer financing to customers at interest rates that are below market rates, could have a materially adverse effect on our business.
New regulations or changes in financial services regulation could adversely impact our results of operations and financial condition

Our operations are highly regulated by governmental authorities in the locations where we operate, which can impose significant additional costs and/or restrictions on our business. In the U.S. for example, certain of our activities are subject to the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank"), a comprehensive financial reform act signed into law in July 2010 that includes extensive provisions regulating the financial services industry. Certain aspects of Dodd-Frank remain to be implemented under the rulemaking and regulatory authority of the SEC, the Commodity Futures Trading Commission and federal banking regulators. As such, we have become and could continue to become subject to additional regulatory costs that could be significant and could have an adverse effect on our results of operations and financial condition. Additional regulations in the U.S. or internationally impacting the financial services industry could also add significant cost or operational constraints that might have an adverse effect on our results of operations and financial condition.

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
Changes in accounting guidance could have an adverse effect on our results of operations, as reported in our financial statements
Our consolidated financial statements are subject to the application of generally accepted accounting principles in the United States of America, which is periodically revised and/or expanded.  Accordingly, from time to time we are required to adopt new or revised accounting guidance and related interpretations issued by recognized authoritative bodies, including the Financial Accounting Standards Board and the SEC.  Market conditions have prompted accounting standard setters to issue new guidance, which further interprets or seeks to revise accounting pronouncements related to various transactions, as well as to issue new guidance expanding disclosures.  The impact of accounting pronouncements that have been issued but not yet implemented is disclosed in our annual and quarterly reports on Form 10-K and Form 10-Q.  An assessment of proposed guidance is not provided, as such proposals are subject to change through the exposure process and, therefore, their effects on our financial statements cannot be meaningfully assessed.  It is possible that future accounting guidance we are required to adopt, or future changes in accounting principles, could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our business, results of operations and financial condition.

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

Our corporate headquarters are located in Nashville, Tennessee.  We maintain forty-five offices in total, of which nine are located in North America (eight in the U.S. and one in Canada), twenty are located in Europe, one is located in Africa, one is located in the Middle East, eight are located in Asia/Pacific and six are located in Latin America (see Note 16 of Notes to Consolidated Financial Statements for more information regarding our segments and geographic areas).  All of our offices are leased.

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

Our stock is not publicly traded.  Caterpillar Inc. is the owner of our one outstanding share.  Cash dividends of $600 million, $400 million and $200 million were paid to Caterpillar in 2015, 2014 and 2013, respectively.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW:  2015 VS. 2014

We reported revenues of $2.67 billion for 2015, a decrease of $212 million, or 7 percent, compared with 2014. Profit after tax was $460 million, a $75 million, or 14 percent, decrease from 2014.

•	The decrease in revenues was primarily due to a $117 million unfavorable impact from lower average earning assets and an $80 million unfavorable impact from lower average financing rates.

•
Profit before income taxes was $619 million for 2015, compared with $753 million for 2014. The decrease was primarily due to a $68 million decrease in net yield on average earning assets reflecting geographic mix changes and currency impacts and a $55 million unfavorable impact from lower average earning assets.

•
The provision for income taxes reflects an annual tax rate of 26 percent for 2015, compared with 28 percent for 2014. The decrease in the annual tax rate is primarily due to foreign tax credits and changes in the geographic mix of profits.

•
Retail new business volume for 2015 was $11.42 billion, a decrease of $1.26 billion, or 10 percent, from 2014. The decrease was primarily related to lower volume across most regions, partially offset by an increase in North America.

•	At the end of 2015, past dues were 2.14 percent, compared with 2.17 percent at the end of 2014.

•	Write-offs, net of recoveries, were $155 million for 2015, compared with $99 million for 2014. The increase in write-offs, net of recoveries, was primarily driven by the mining and marine portfolios.

•
As of December 31, 2015, our allowance for credit losses totaled $338 million or 1.22 percent of net finance receivables, compared with $401 million or 1.36 percent of net finance receivables at year-end 2014.

2015 VS. 2014

REVIEW OF CONSOLIDATED STATEMENTS OF PROFIT

REVENUES
Retail revenue for 2015 was $1.24 billion, a decrease of $123 million from 2014.  The decrease was due to a $63 million unfavorable impact from lower interest rates on retail finance receivables and a $60 million unfavorable impact from lower average earning assets.  For the year ended December 31, 2015, retail average earning assets were $23.83 billion, a decrease of $1.10 billion from 2014. The average yield was 5.22 percent for 2015, compared with 5.48 percent in 2014.

Operating lease revenue for 2015 was $1.01 billion, a decrease of $45 million from 2014. The decrease in operating lease revenue was due to a $38 million unfavorable impact from lower average rental rates on operating leases and a $7 million unfavorable impact from lower average earning assets.

Wholesale revenue for 2015 was $285 million, a decrease of $26 million from 2014. The decrease was due to a $24 million unfavorable impact from lower average earning assets and a $2 million unfavorable impact from lower interest rates on wholesale finance receivables. For the year ended December 31, 2015, wholesale average earning assets were $4.38 billion, a decrease of $371 million from 2014. The average yield was 6.50 percent for 2015, compared with 6.54 percent in 2014.

Other revenue, net, items were as follows:

(Millions of dollars)
	2015	2014
Finance receivable and operating lease fees (including late charges)	$68	$74
Fees on committed credit facility extended to Caterpillar	40	41
Interest income on Notes Receivable from Caterpillar	21	18
Net loss on returned or repossessed equipment	(18)	(3)
Miscellaneous other revenue, net	22	21
Total Other revenue, net	$133	$151

EXPENSES
Interest expense for 2015 was $593 million, a decrease of $38 million from 2014.  This decrease was primarily due to a 4 percent decrease in average borrowings and a decrease of 4 basis points in the average cost of borrowing to 2.03 percent for 2015, down from 2.07 percent for 2014.

Depreciation expense on equipment leased to others was $836 million, down $34 million from 2014. Changes in depreciation expense on equipment leased to others are driven by fluctuations in the depreciable basis of the underlying equipment and the lease term of our operating lease portfolio.

General, operating and administrative expenses were $415 million for 2015, compared with $433 million for 2014. This decrease was primarily due to lower incentive compensation expense.

Provision for credit losses was $119 million for 2015 compared with $139 million in 2014. The decrease was primarily due to a favorable impact from changes in the allowance rate driven by changes in certain assumptions within the allowance for credit loss model. During 2015, as a result of management's review, the loss emergence period and loss given default assumptions were updated and resulted in a decrease to the allowance for credit losses of $66 million. The favorable impact from changes in the allowance rate was partially offset by an increase in write-offs, net of recoveries ($155 million for 2015, compared with $99 million for 2014). The increase in write-offs, net of recoveries, was primarily driven by the mining and marine portfolios.

Other expenses were $64 million for 2015, compared with $37 million for 2014. The increase was primarily due to employee separation charges and an increase in repossession-related expenses.

Other income (expense) items were as follows:

(Millions of dollars)
	2015	2014
Net loss from interest rate derivatives	$(3)	$(6)
Net currency exchange loss, including forward points	(24)	(16)
Total Other income (expense)	$(27)	$(22)

The Provision for income taxes was $158 million for 2015, compared with $209 million for 2014.  The Provision for income taxes reflects an annual tax rate of 26 percent for 2015, compared with 28 percent for 2014. The decrease in the annual tax rate is primarily due to foreign tax credits and changes in the geographic mix of profits.

PROFIT
As a result of the performance discussed above, profit after tax was $460 million for 2015, a decrease of $75 million, or 14 percent, from 2014.

REVIEW OF CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

ASSETS
Total assets were $33.90 billion as of December 31, 2015, a decrease of $1.27 billion from December 31, 2014, primarily due to a decrease in net finance receivables.

Our allowance for credit losses as of December 31, 2015 was $338 million or 1.22 percent of net finance receivables compared with $401 million or 1.36 percent as of December 31, 2014, which is a decrease of $63 million. The decrease in allowance rate is primarily a result of changes in our estimate of the loss emergence period and loss given default. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and current economic conditions. We believe our allowance is sufficient to provide for losses inherent in our existing finance receivable portfolio as of December 31, 2015.

Total non-performing finance receivables, which represent finance receivables currently on non-accrual status, were $485 million and $468 million at December 31, 2015 and 2014, respectively. Total non-performing finance receivables as a percentage of total finance receivables were 1.75 percent and 1.59 percent at December 31, 2015 and 2014, respectively.

New Business Volume
New retail financing for 2015 was $9.99 billion, a decrease of $1.13 billion, or 10 percent, from 2014. New retail financing decreased due to lower volume across all regions except for North America where volume increased. New operating lease activity (which is substantially related to retail) for 2015 was $1.47 billion, a decrease of $146 million, or 9 percent, from 2014. New operating lease activity decreased primarily due to lower rentals of Cat equipment across all regions. New wholesale financing activity for 2015 was $35.54 billion, a decrease of $3.89 billion, or 10 percent, from 2014. New wholesale financing decreased primarily due to lower purchases of trade receivables from Caterpillar.

Off-Balance Sheet Managed Assets
We manage and service receivables and leases that have been sold by us to third parties with limited or no recourse in order to mitigate our concentration of credit risk with certain customers.  These assets are not available to pay our creditors. Off-balance sheet managed assets as of December 31, were as follows:

(Millions of dollars)
	2015	2014
Retail notes receivable	$113	$121
Operating leases	81	93
Retail installment sale contracts	67	43
Retail finance leases	49	59
Total off-balance sheet managed assets	$310	$316

FOURTH QUARTER 2015 VS. FOURTH QUARTER 2014

CONSOLIDATED STATEMENTS OF PROFIT
(Dollars in Millions)

	Three Months Ended December 31,
	2015	2014
Revenues:
Retail finance	$303	$335
Operating lease	254	260
Wholesale finance	68	77
Other, net	23	31
Total revenues	648	703

Expenses:
Interest	148	156
Depreciation on equipment leased to others	207	217
General, operating and administrative	100	112
Provision for credit losses	30	33
Other	32	13
Total expenses	517	531

Other income (expense)	(2)	(6)

Profit before income taxes	129	166

Provision for income taxes	16	56

Profit of consolidated companies	113	110

Less: Profit (loss) attributable to noncontrolling interests	(1)	2

Profit[1]	$114	$108

1 Profit attributable to Caterpillar Financial Services Corporation.

THREE MONTHS ENDED DECEMBER 31, 2015 VS. THREE MONTHS ENDED DECEMBER 31, 2014

REVIEW OF CONSOLIDATED STATEMENTS OF PROFIT

REVENUES
Retail revenue for the fourth quarter of 2015 was $303 million, a decrease of $32 million from the same period in 2014.  The decrease was due to a $16 million unfavorable impact from lower interest rates on retail finance receivables and a $16 million unfavorable impact from lower average earning assets.  For the quarter ended December 31, 2015, retail average earning assets were $23.46 billion, a decrease of $1.32 billion from the same period in 2014. The annualized average yield was 5.17 percent for the fourth quarter of 2015, compared with 5.41 percent for the fourth quarter of 2014.

Operating lease revenue for the fourth quarter of 2015 was $254 million, a decrease of $6 million from the same period in 2014.  The decrease was due to a $5 million unfavorable impact from lower average earning assets and a $1 million unfavorable impact from lower average rental rates on operating leases.

Wholesale revenue for the fourth quarter of 2015 was $68 million, a decrease of $9 million from the same period in 2014. The decrease was due to an unfavorable impact from lower average earning assets. For the quarter ended December 31, 2015, wholesale average earning assets were $4.13 billion, a decrease of $553 million from the same period in 2014. The annualized average yield was 6.54 percent for the fourth quarter of 2015, compared with 6.51 percent for the fourth quarter of 2014.

Other revenue, net, items were as follows:

(Millions of dollars)	Three Months Ended December 31,
	2015	2014
Finance receivable and operating lease fees (including late charges)	$16	$18
Fees on committed credit facility extended to Caterpillar	10	11
Interest income on Notes Receivable from Caterpillar	5	4
Net loss on returned or repossessed equipment	(12)	(2)
Miscellaneous other revenue, net	4	—
Total Other revenue, net	$23	$31

EXPENSES
Interest expense for the fourth quarter of 2015 was $148 million, a decrease of $8 million from the same period in 2014.  This decrease was primarily due to a 5 percent decrease in average borrowings.

Depreciation expense on equipment leased to others was $207 million, down $10 million from the fourth quarter of 2014. Changes in depreciation expense on equipment leased to others are driven by fluctuations in the depreciable basis of the underlying equipment and the lease term of our operating lease portfolio.

General, operating and administrative expenses were $100 million for the fourth quarter of 2015, compared with $112 million for the same period in 2014. This decrease was primarily due to lower incentive compensation expense.

Provision for credit losses was $30 million for the fourth quarter of 2015 compared with $33 million in the fourth quarter of 2014. The decrease was primarily due to a favorable impact from changes in the allowance rate and a favorable impact from changes in portfolio balances, partially offset by an increase in write-offs, net of recoveries. Write-offs, net of recoveries, were $36 million for the fourth quarter of 2015, compared with $25 million for the fourth quarter of 2014.

Other expenses were $32 million for the fourth quarter of 2015, compared with $13 million for the fourth quarter of 2014. The increase was primarily due to employee separation charges.

Other income (expense) items were as follows:

(Millions of dollars)	Three Months Ended December 31,
	2015	2014
Net loss from interest rate derivatives	$—	$(2)
Net currency exchange loss, including forward points	(2)	(4)
Total Other income (expense)	$(2)	$(6)

The Provision for income taxes was $16 million for the fourth quarter of 2015, compared with $56 million for the fourth quarter of 2014.  The Provision for income taxes reflects an annual tax rate of 26 percent for 2015, compared with 28 percent for 2014. The decrease in the annual tax rate is primarily due to foreign tax credits and changes in the geographic mix of profits.

PROFIT
As a result of the performance discussed above, profit after tax was $114 million for the fourth quarter of 2015, an increase of $6 million, or 6 percent, from the fourth quarter of 2014.

2014 VS. 2013

REVIEW OF CONSOLIDATED STATEMENTS OF PROFIT

REVENUES
Retail revenue for 2014 was $1.37 billion, a decrease of $21 million from 2013.  The decrease was due to a $64 million unfavorable impact from lower interest rates on retail finance receivables, partially offset by a $43 million favorable impact from higher average earning assets.  For the year ended December 31, 2014, retail average earning assets were $24.93 billion, an increase of $752 million from 2013. The average yield was 5.48 percent for 2014, compared with 5.74 percent in 2013.

Operating lease revenue for 2014 was $1.06 billion, an increase of $109 million from 2013. The increase in operating lease revenue was due to a $122 million favorable impact from higher average earning assets, partially offset by a $13 million unfavorable impact from lower average rental rates on operating leases.

Wholesale revenue for 2014 was $311 million, an increase of $5 million from 2013. The increase was due to a $9 million favorable impact from higher average earning assets, partially offset by a $4 million unfavorable impact from lower interest rates on wholesale finance receivables. For the year ended December 31, 2014, wholesale average earning assets were $4.75 billion, an increase of $127 million from 2013. The average yield was 6.54 percent for 2014, compared with 6.62 percent in 2013.

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

EXPENSES
Interest expense for 2014 was $631 million, a decrease of $103 million from 2013.  This decrease was primarily due to a decrease of 38 basis points in the average cost of borrowing to 2.07 percent for 2014, down from 2.45 percent for 2013, partially offset by the impact of a 2 percent increase in average borrowings.

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

Total non-performing finance receivables, which represent finance receivables currently on non-accrual status, were $468 million and $456 million at December 31, 2014 and 2013, respectively. Total non-performing finance receivables as a percentage of total finance receivables were 1.59 percent and 1.57 percent at December 31, 2014 and 2013, respectively.

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

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity provide us with the ability to meet our financial obligations on a timely basis.  Maintaining and managing adequate capital and liquidity resources includes management of funding sources and their utilization based on current, future and contingent needs. Throughout 2015, we experienced favorable liquidity conditions. We ended 2015 with $1.02 billion of cash, an increase of $159 million from year-end 2014. Our cash balances are held in numerous locations throughout the world with approximately $342 million held by our non-U.S. subsidiaries. Amounts held by non-U.S. subsidiaries are available for general corporate use and could be used in the United States without incurring significant additional U.S. taxes. We expect to meet our United States funding needs without repatriating undistributed profits that are indefinitely reinvested outside the United States.

BORROWINGS
Borrowings consist primarily of medium-term notes, commercial paper, bank borrowings and variable denomination floating rate demand notes, the combination of which is used to manage interest rate risk and funding requirements. (Please refer to Notes 6, 7, 8 and 9 of Notes to Consolidated Financial Statements for additional discussion.)

In the event that we, or any of our debt securities, experience a credit rating downgrade it would likely result in an increase in our borrowing costs and make access to certain credit markets more difficult.  In the event economic conditions deteriorate such that access to debt markets becomes unavailable, we would rely on cash flows from our existing portfolio, existing cash balances, access to our revolving credit facilities and our other credit facilities and potential borrowings from Caterpillar.  In addition, Caterpillar maintains a support agreement with us, which requires Caterpillar to remain as our sole owner and may, under certain circumstances, require Caterpillar to make payments to us should we fail to maintain certain financial ratios.

Total borrowings outstanding as of December 31, 2015, were $29.66 billion, a decrease of $722 million over December 31, 2014, primarily due to decreasing portfolio funding requirements.  Outstanding borrowings as of December 31 were as follows:

(Millions of dollars)
	2015	2014
Medium-term notes, net of unamortized discount	$20,610	$23,090
Commercial paper, net of unamortized discount	5,811	3,688
Bank borrowings – long-term	995	1,484
Bank borrowings – short-term	440	411
Variable denomination floating rate demand notes	707	600
Notes payable to Caterpillar	1,096	1,108
Total outstanding borrowings	$29,659	$30,381

Medium-term notes
We issue medium-term unsecured notes through securities dealers or underwriters in the U.S., Canada, Europe, Australia, Japan, Hong Kong, Argentina and Mexico to both retail and institutional investors. These notes are offered in several currencies and with a variety of maturities. These notes are senior unsecured obligations of the Company. Medium-term notes outstanding as of December 31, 2015, mature as follows:

(Millions of dollars)
2016	$4,897
2017	5,609
2018	4,008
2019	2,456
2020	1,100
Thereafter	2,540
Total	$20,610

Medium-term notes issued totaled $3.76 billion and redeemed totaled $5.69 billion for the year ended December 31, 2015.

Commercial paper
We issue unsecured commercial paper in the U.S., Europe and other international capital markets.  These short-term promissory notes are issued on a discounted basis and are payable at maturity.

Revolving credit facilities
We have three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and us for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of December 31, 2015 was $7.75 billion.

•	The 364-day facility of $3.15 billion (of which $2.33 billion is available to us) expires in September 2016.

•	The three-year facility, as amended and restated in September 2015, of $2.73 billion (of which $2.01 billion is available to us) expires in September 2018.

•	The five-year facility, as amended and restated in September 2015, of $4.62 billion (of which $3.41 billion is available to us) expires in September 2020.

At December 31, 2015, Caterpillar’s consolidated net worth was $19.92 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined in the Credit Facility as the consolidated stockholders' equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income/(loss).

At December 31, 2015, our covenant interest coverage ratio was 2.05 to 1.  This is above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at December 31, 2015, our six-month covenant leverage ratio was 7.49 to 1 and our year-end covenant leverage ratio was 7.93 to 1.  This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event that either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings.  At December 31, 2015, there were no borrowings under the Credit Facility.

Bank borrowings
Credit lines with banks as of December 31, 2015 totaled $3.57 billion.  These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements.  The remaining available credit commitments may be withdrawn any time at the lenders' discretion.  As of December 31, 2015, we had $1.44 billion outstanding against these credit lines and were in compliance with all debt covenants under these credit lines.

Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction.  We do not hold reserves to fund the payment of the demand notes.  The notes are offered on a continuous basis.

Notes receivable from/payable to Caterpillar
Under our variable amount lending agreements and other notes receivable with Caterpillar, we may borrow up to $2.28 billion from Caterpillar and Caterpillar may borrow up to $1.29 billion from us.  The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice.  We had notes receivable of $490 million and notes payable of $1.10 billion outstanding under these agreements as of December 31, 2015.

Committed credit facility
We extended a $2 billion committed credit facility to Caterpillar, which expires in February 2019.  We receive a fee from Caterpillar based on amounts drawn under the credit facility and a commitment fee for the undrawn amounts under the credit facility.  At December 31, 2015, there were no borrowings under this credit facility.

OFF-BALANCE SHEET ARRANGEMENTS
We lease all of our facilities.  In addition, we have potential payment exposure for guarantees issued to third parties totaling $39 million as of December 31, 2015.  Please refer to Notes 11 and 15 of Notes to Consolidated Financial Statements for further information.

Managed Assets
Certain finance receivables and equipment on operating leases are sold by us to third parties with limited or no recourse in order to mitigate our concentration of credit risk with certain customers.  In 2015, we received $128 million of cash proceeds from the sale of such assets. We typically maintain servicing responsibilities for these assets.

CONTRACTUAL OBLIGATIONS
We have committed cash outflow related to long-term debt, operating lease agreements and purchase obligations.  Minimum payments for these obligations are:

(Millions of dollars)
	2016	2017-2018	2019-2020	After 2020	Total
Long-term debt	$5,362	$10,020	$3,656	$2,567	$21,605
Operating leases	15	27	25	16	83
Purchase obligations(1)	20	1	—	—	21
Interest payable on long-term debt	476	669	239	203	1,587
Total contractual obligations	$5,873	$10,717	$3,920	$2,786	$23,296

(1)Represents short-term contractual obligations made in the ordinary course of business for contracted services at December 31, 2015.

These contractual obligations do not include unused commitments and lines of credit for dealers and customers discussed in Note 11 of Notes to Consolidated Financial Statements.

CASH FLOWS
Operating cash flow for 2015 was $1.27 billion compared with $1.34 billion for 2014. Net cash used for investing activities in 2015 was $841 million compared with $2.56 billion for 2014. The change was primarily due to lower levels of financing. Net cash used for financing activities was $228 million in 2015 compared with $835 million net cash provided by financing activities in 2014. The change was primarily due to lower funding requirements.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts.  The more significant estimates include: residual values for leased assets, allowance for credit losses and income taxes. We have incorporated many years of data into the determination of each of these estimates and we have not historically experienced significant adjustments. These assumptions are reviewed at least annually with the Audit Committee of the Caterpillar Inc. Board of Directors. Following are the methods and assumptions used in determining our estimates and an indication of the risks inherent in each.

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

At December 31, 2015, the aggregate residual value of equipment on operating leases was $2.09 billion. Without consideration of other factors such as third-party residual guarantees or contractual customer purchase options, a 10 percent non-temporary decrease in the market value of our equipment subject to operating leases would reduce residual value estimates and result in recognition of approximately $80 million of additional annual depreciation expense.

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

Accounts are identified for individual review based on past-due status and information available about the customer, such as financial statements, news reports and published credit ratings, as well as general information regarding industry trends and the economic environment in which our customers operate. The allowance for credit losses attributable to finance receivables that are individually evaluated and determined to be impaired is based either on the present value of expected future cash flows discounted at the receivables' effective interest rate or the fair value of the collateral for collateral-dependent receivables.  In determining collateral value, we estimate the current fair market value of the collateral less selling costs. We also consider credit enhancements such as additional collateral and contractual third-party guarantees. The allowance for credit losses attributable to the remaining accounts not yet individually identified as impaired is estimated based on loss forecast models utilizing probabilities of default, our estimate of the loss emergence period and the estimated loss given default.  In addition, qualitative factors not able to be fully captured in our loss forecast models including industry trends, macroeconomic factors and model imprecision are considered in the evaluation of the adequacy of the allowance for credit losses.  These qualitative factors are subjective and require a degree of management judgment.

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

Income taxes are based on the statutory tax rate of the jurisdiction where earnings are subject to taxation which may differ from the jurisdiction where that entity is incorporated. Taxes are paid in the jurisdictions where earnings are subject to taxation. The effective tax rate differs from the U.S. statutory rate in part due to results of non-U.S. subsidiaries being subject to statutory tax rates which are generally lower than the U.S. rate of 35 percent.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

In the normal course of business, our earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates and interest rates. We use derivative financial instruments to manage foreign currency exchange rate and interest rate exposures.  Our Risk Management Policy prevents us from using these instruments for speculative purposes.

Interest rate risk
Interest rate movements create a degree of risk by affecting the amount of our interest payments and the value of our fixed rate debt. Our practice is to use interest rate swaps to manage our exposure to interest rate changes.

We have a match-funding policy that addresses interest rate risk by aligning the interest rate profile (fixed or floating rate and duration) of our debt portfolio with the interest rate profile of our receivables portfolio within predetermined ranges on an ongoing basis.  In connection with that policy, we use interest rate derivative instruments to modify the debt structure to match assets within the receivables portfolio.  This matched funding reduces the volatility of margins between interest-bearing assets and interest-bearing liabilities, regardless of the direction interest rates move.

In order to properly manage our sensitivity to changes in interest rates, we measure the potential impact of different interest rate assumptions on pre-tax earnings.  All on-balance sheet positions, including derivative financial instruments, are included in the analysis.  The primary assumptions used in the analysis are that there are no new fixed rate assets or liabilities, the proportion of fixed rate debt to fixed rate assets remains unchanged and the level of floating rate assets and debt remains constant.  An analysis of the December 31, 2015 balance sheet, using these assumptions, estimates the impact of a 100 basis point immediate and sustained adverse change in interest rates to have a potential $13 million adverse impact on pre-tax earnings.  Last year, similar assumptions and calculations yielded a potential $5 million adverse impact on pre-tax earnings.

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

In managing foreign currency risk, our objective is to minimize earnings volatility resulting from conversion and the remeasurement of net foreign currency balance sheet positions and expected future transactions denominated in foreign currencies. Our policy allows the use of foreign currency forward, option and cross currency contracts to offset the risk of currency mismatch between our assets and liabilities and exchange rate risk associated with expected future transactions denominated in foreign currencies. An analysis of the December 31, 2015 balance sheet estimates the net impact of a 10 percent adverse change in the value of the U.S. dollar relative to all other currencies, to have a net impact to pre-tax earnings of less than $1 million. A similar analysis performed on the December 31, 2014 balance sheet resulted in an estimated net impact to pre-tax earnings of less than $1 million.

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

Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Exchange Act Rule 13a-15(e), as of December 31, 2015. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2015.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessment, we concluded that, as of December 31, 2015, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Remediation of previously disclosed material weakness
As first disclosed in our amended 2013 Annual Report on Form 10-K/A filed on November 14, 2014, we did not design and maintain effective internal controls over the accuracy and completeness of information about loans identified as being impaired, which is used in evaluating the adequacy of our allowance for credit losses. Specifically, we did not design or implement controls necessary to monitor the effectiveness of subsidiary level controls relating to compliance with Company policies and procedures for evaluating loans for impairment.

The following actions were taken to strengthen our internal controls and organizational structure:

•
The Company replaced a member of management responsible for ensuring compliance with Company policies and procedures related to identifying and evaluating loans for impairment at the subsidiary location where the control failure was identified.

•
Cat Financial corporate management performed a subsidiary level review to identify any other subsidiaries not complying with policies and procedures related to identifying and evaluating loans for impairment.

•	The Company conducted training sessions for local subsidiary management to reinforce the understanding of our policies and procedures that impact the allowance for credit losses.

•
Additional oversight controls designed to operate at a level of precision sufficient to detect an error resulting from a control failure at the subsidiary level before it results in a material misstatement of our consolidated financial statements were implemented to ensure compliance at the subsidiary level with Company policies and procedures impacting the allowance for credit losses.

•
Control testing designed to ensure compliance at the subsidiary level with Company policies and procedures impacting the allowance for credit losses was strengthened in order to provide effective and timely identification of control deficiencies.

The enhanced procedural and review controls that were implemented as described above have been tested and found to be effective. As a result, management has concluded the above actions are effective in remediating the material weakness related to our allowance for credit losses as of December 31, 2015.

Changes in internal control over financial reporting
There have been no changes in the Company's internal control over financial reporting during the fourth quarter of 2015 covered by this Annual Report on Form 10-K that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 14.	Principal Accounting Fees and Services.

As a wholly-owned subsidiary of Caterpillar Inc., our principal accounting fees and services are subject to Caterpillar Inc.’s Audit Committee pre-approval policies and procedures described in its Proxy Statement.  This Proxy Statement can be located at Caterpillar Inc.’s Internet site (www.caterpillar.com), under Investors, Financial Information, Proxy Statement.  Other than these policies and procedures, the information contained at that Internet site is not incorporated by reference in this filing.  During 2015, all services provided by the external auditor were pre-approved by Caterpillar’s Audit Committee in accordance with such policy.

Fees for professional services provided by our auditors include the following:

(Millions of dollars)
	2015	2014
Audit fees(1)	$4.8	$4.5
Audit-related fees(2)	.1	.2
Tax fees(3)	.2	.1
Total	$5.1	$4.8

(1) "Audit fees" principally includes audit and review of financial statements (including internal control over financial reporting), statutory and subsidiary audits, SEC registration statements, comfort letters and consents.
(2) "Audit-related fees" principally includes accounting consultations and pre- or post- implementation reviews of processes or systems.
(3) "Tax fees" include, among other things, statutory tax return preparation and review and advising on the impact of changes in local tax laws.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report.
1	Financial Statements:
	·	Report of Independent Registered Public Accounting Firm
	·	Consolidated Statements of Profit
	·	Consolidated Statements of Comprehensive Income
	·	Consolidated Statements of Financial Position
	·	Consolidated Statements of Changes in Stockholder’s Equity
	·	Consolidated Statements of Cash Flows
	·	Notes to Consolidated Financial Statements
2	Financial Statement Schedules:
	·	All schedules are omitted because the required information is shown in the financial statements or the notes thereto or considered to be immaterial.
3	Exhibits

3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3.1 to the Company’s Form 10 for the year ended December 31, 1984).
3.2	Bylaws of the Company, as amended (incorporated by reference from Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2005).
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

10.2
364-Day Credit Agreement dated as of September 10, 2015 (2015 364-Day Credit Agreement) among the Company, Caterpillar Inc., Caterpillar International Finance Limited and Caterpillar Finance Corporation, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank International Limited, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed September 16, 2015).

10.3
Local Currency Addendum, dated as of September 10, 2015, to the 2015 364-Day Credit Agreement among the Company, Caterpillar International Finance Limited, the Local Currency Banks named therein, Citibank, N.A. and Citibank International Limited (incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed September 16, 2015).

10.4
Japan Local Currency Addendum, dated as of September 10, 2015, to the 2015 364-Day Credit Agreement among the Company, Caterpillar Finance Corporation, the Japan Local Currency Banks named therein, Citibank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (incorporated by reference from Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed September 16, 2015).

10.5
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

10.6
Local Currency Addendum to the 3-Year Facility among the Company, Caterpillar International Finance Limited, the Local Currency Banks named therein, Citibank, N.A. and Citibank International Limited (incorporated by reference from Exhibit 99.5 to the Company’s Current Report on Form 8-K filed September 16, 2015).

10.7
Japan Local Currency Addendum to the 3-Year Facility among the Company, Caterpillar Finance Corporation, the Japan Local Currency Banks named therein, Citibank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (incorporated by reference from Exhibit 99.6 to the Company’s Current Report on Form 8-K filed September 16, 2015).

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

10.9
Local Currency Addendum to the 5-Year Facility among the Company, Caterpillar International Finance Limited, the Local Currency Banks named therein, Citibank, N.A. and Citibank International Limited (incorporated by reference from Exhibit 99.8 to the Company’s Current Report on Form 8-K, filed September 16, 2015).

10.10
Japan Local Currency Addendum to the 5-Year Facility among the Company, Caterpillar Finance Corporation, the Japan Local Currency Banks named therein, Citibank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (incorporated by reference from Exhibit 99.9 to the Company’s Current Report on Form 8-K, filed September 16, 2015).

12	Computation of Ratio of Earnings to Fixed Charges.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Kent M. Adams, President, Director and Chief Executive Officer of Caterpillar Financial Services Corporation, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Caterpillar Financial Services Corporation
(Registrant)

Date:	February 16, 2016	By:	/s/Leslie S. Zmugg
Leslie S. Zmugg, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

February 16, 2016	/s/Kent M. Adams	President, Director and Chief Executive Officer
Kent M. Adams

February 16, 2016	/s/Bradley M. Halverson	Director
Bradley M. Halverson

February 16, 2016	/s/James A. Duensing	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
James A. Duensing

February 16, 2016	/s/Jeffry D. Everett	Controller (Principal Accounting Officer)
Jeffry D. Everett

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of Caterpillar Financial Services Corporation:

In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of profit, comprehensive income, changes in stockholder’s equity and cash flows present fairly, in all material respects, the financial position of Caterpillar Financial Services Corporation and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
Nashville, Tennessee
February 16, 2016

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF PROFIT
For the Years Ended December 31,
(Dollars in Millions)

	2015	2014	2013
Revenues:
Retail finance	$1,243	$1,366	$1,387
Operating lease	1,012	1,057	948
Wholesale finance	285	311	306
Other, net	133	151	144
Total revenues	2,673	2,885	2,785

Expenses:
Interest	593	631	734
Depreciation on equipment leased to others	836	870	770
General, operating and administrative	415	433	427
Provision for credit losses	119	139	101
Other	64	37	24
Total expenses	2,027	2,110	2,056

Other income (expense)	(27)	(22)	(35)

Profit before income taxes	619	753	694

Provision for income taxes	158	209	167

Profit of consolidated companies	461	544	527

Less: Profit attributable to noncontrolling interests	1	9	14

Profit[1]	$460	$535	$513

 1 Profit attributable to Caterpillar Financial Services Corporation.

See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31,
(Dollars in Millions)

	2015	2014	2013

Profit of consolidated companies	$461	$544	$527

Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (expense)/benefit of: 2015-$(91); 2014-$(119); 2013-$41	(545)	(481)	(59)
Derivative financial instruments:
Gains (losses) deferred, net of tax (expense)/benefit of: 2015-$(1); 2014-$2; 2013-$1	2	(4)	(1)
(Gains) losses reclassified to earnings, net of tax expense/(benefit) of: 2015-$(2); 2014-$(2); 2013-$(2)	3	4	4
Total Other comprehensive income (loss), net of tax	(540)	(481)	(56)

Comprehensive income (loss)	(79)	63	471

Less: Comprehensive income (loss) attributable to the noncontrolling interests	(6)	9	17

Comprehensive income (loss) attributable to Caterpillar Financial Services Corporation	$(73)	$54	$454

See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
At December 31,
(Dollars in Millions, except share data)

	2015	2014
Assets:
Cash and cash equivalents	$1,016	$857
Finance receivables, net (Note 3)	27,388	29,074
Notes receivable from Caterpillar (Note 14)	490	414
Equipment on operating leases,
less accumulated depreciation (Note 4)	3,564	3,624
Deferred and refundable income taxes (Note 12)	240	206
Other assets (Note 5)	1,205	1,001
Total assets	$33,903	$35,176

Liabilities and stockholder’s equity:
Payable to dealers and others	$137	$113
Payable to Caterpillar – other	62	69
Accrued expenses	200	212
Income taxes payable	47	66
Payable to Caterpillar – borrowings (Note 14)	1,096	1,108
Short-term borrowings (Note 8)	6,958	4,699
Current maturities of long-term debt (Note 9)	5,362	6,283
Long-term debt (Note 9)	16,243	18,291
Deferred income taxes and other liabilities (Note 12)	823	681
Total liabilities	30,928	31,522

Commitments and contingent liabilities (Note 11)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid-in amount)	745	745
Additional paid-in capital	2	2
Retained earnings	2,999	3,139
Accumulated other comprehensive income/(loss)	(897)	(364)
Noncontrolling interests	126	132
Total stockholder’s equity	2,975	3,654

Total liabilities and stockholder’s equity	$33,903	$35,176

 See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
For the Years Ended December 31,
(Dollars in Millions)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Noncontrolling interests	Total
Balance at December 31, 2012	$745	$2	$2,691	$176	$106	$3,720
Profit of consolidated companies			513		14	527
Dividend paid to Caterpillar			(200)			(200)
Foreign currency translation, net of tax				(62)	3	(59)
Derivative financial instruments, net of tax				3		3
Balance at December 31, 2013	$745	$2	$3,004	$117	$123	$3,991
Profit of consolidated companies			535		9	544
Dividend paid to Caterpillar			(400)			(400)
Foreign currency translation, net of tax				(481)	—	(481)
Derivative financial instruments, net of tax				—		—
Balance at December 31, 2014	$745	$2	$3,139	$(364)	$132	$3,654
Profit of consolidated companies			460		1	461
Dividend paid to Caterpillar			(600)			(600)
Foreign currency translation, net of tax				(538)	(7)	(545)
Derivative financial instruments, net of tax				5		5
Balance at December 31, 2015	$745	$2	$2,999	$(897)	$126	$2,975

See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
 (Dollars in Millions)

	2015	2014	2013
Cash flows from operating activities:
Profit of consolidated companies	$461	$544	$527
Adjustments for non-cash items:
Depreciation and amortization	848	883	790
Amortization of receivables purchase discount	(222)	(243)	(233)
Provision for credit losses	119	139	101
Gain on sales of receivables	(2)	(5)	(4)
Other, net	31	(4)	77
Changes in assets and liabilities:
Receivables from others	(43)	10	25
Other receivables/payables with Caterpillar	(17)	23	1
Payable to dealers and others	83	(26)	(95)
Accrued interest payable	7	(60)	(22)
Accrued expenses and other liabilities, net	76	107	(6)
Income taxes payable	(74)	(33)	(65)
Other assets, net	4	3	—
Net cash provided by operating activities	1,271	1,338	1,096
Cash flows from investing activities:
Capital expenditures for equipment on operating leases and other capital expenditures	(1,461)	(1,627)	(1,822)
Proceeds from disposals of equipment	583	771	681
Additions to finance receivables	(12,928)	(14,396)	(14,075)
Collections of finance receivables	12,225	12,608	12,256
Net changes in Caterpillar purchased receivables	745	10	181
Proceeds from sales of receivables	136	179	227
Net change in variable lending to Caterpillar	—	—	32
Additions to other notes receivable with Caterpillar	(134)	(103)	(45)
Collections on other notes receivable with Caterpillar	58	34	29
Restricted cash and cash equivalents activity, net	(7)	6	2
Settlements of derivatives	(58)	(40)	3
Net cash provided by (used for) investing activities	(841)	(2,558)	(2,531)
Cash flows from financing activities:
Net change in variable lending from Caterpillar	—	—	(65)
Proceeds from borrowings with Caterpillar	—	—	1,000
Proceeds from debt issued (original maturities greater than three months)	5,129	8,655	9,133
Payments on debt issued (original maturities greater than three months)	(7,775)	(8,463)	(9,101)
Short-term borrowings, net (original maturities three months or less)	3,018	1,043	(70)
Dividend paid to Caterpillar	(600)	(400)	(200)
Net cash provided by (used for) financing activities	(228)	835	697
Effect of exchange rate changes on cash and cash equivalents	(43)	(78)	(22)
Increase/(decrease) in cash and cash equivalents	159	(463)	(760)
Cash and cash equivalents at beginning of period	857	1,320	2,080
Cash and cash equivalents at end of period	$1,016	$857	$1,320

Cash paid for interest	$579	$674	$713
Cash paid for taxes	$125	$175	$192
All short-term investments, which consist primarily of highly liquid investments with original maturities of three months or less, are considered to be cash equivalents.
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Nature of Operations

Caterpillar Financial Services Corporation, a Delaware corporation organized in 1981 (together with its subsidiaries, "Cat Financial," "the Company," "we" and "our"), is a wholly-owned finance subsidiary of Caterpillar Inc. (together with its other subsidiaries, "Caterpillar" or "Cat").  Our primary business is to provide retail and wholesale financing alternatives for Caterpillar products to customers and dealers around the world.  Retail financing is primarily comprised of financing of Caterpillar equipment, machinery and engines.  In addition, we also provide financing for vehicles, power generation facilities and marine vessels that, in most cases, incorporate Caterpillar products.  We also provide wholesale financing to Caterpillar dealers and purchase short-term receivables from Caterpillar. The various financing plans offered by Cat Financial are primarily designed to increase the opportunity for sales of Caterpillar products and generate financing income for Cat Financial.  A significant portion of our activities is conducted in North America.  However, we have additional offices and subsidiaries in Latin America, Europe and Asia/Pacific.

B. Basis of Presentation

The accompanying consolidated financial statements include the accounts of Cat Financial and consolidated variable interest entities (VIEs) in which Cat Financial is the primary beneficiary.
We consolidate all variable-interest entities (VIEs) where we are the primary beneficiary. For VIEs, we assess whether we are the primary beneficiary as prescribed by the accounting guidance on the consolidation of VIEs. The primary beneficiary of a VIE is the party that has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entity. Please refer to Note 11 for more information.
We have customers that are VIEs of which we are not the primary beneficiary. Although we have provided financial support to these entities and therefore have a variable interest, we do not have the power to direct the activities that most significantly impact their economic performance. Our maximum exposure to loss from our involvement with these VIEs is limited to the credit risk inherently present in the financial support that we have provided. These risks are evaluated and reflected in our financial statements as part of our overall portfolio of finance receivables and related allowance for credit losses.
Certain amounts for prior years have been reclassified to conform with current-year financial statement presentation.
C. Recognition of Earned Income

Finance revenue is recorded over the life of the related finance receivable using the interest method, including the accretion of certain direct origination costs that are deferred. Revenue from rental payments received on operating leases is recognized on a straight-line basis over the term of the lease.

Recognition of finance revenue and operating lease revenue is suspended and the account is placed on non-accrual status when management determines that collection of future income is not probable (generally after 120 days past due).  Recognition is resumed, and previously suspended income is recognized, when the account becomes current and collection of remaining amounts is considered probable.

We participate in certain marketing programs offered in conjunction with Caterpillar and/or Caterpillar dealers that allow us to periodically offer financing to customers at interest rates that are below market rates.  Under these marketing programs, Caterpillar and/or the dealer funds an amount at the outset of the transaction, which we then recognize as revenue over the term of the financing.  The funds we receive from Caterpillar and/or the dealer equal an amount that when combined with the customer’s contractual interest provides us with a market interest rate.

D. Depreciation

Depreciation for equipment on operating leases is recognized using the straight-line method over the lease term, typically one to seven years.  The depreciable basis is the original cost of the equipment less the estimated residual value of the equipment at the end of the lease term.

E. Residual Values

The residuals for leases classified as operating leases are included in Equipment on operating leases.  The residuals for leases classified as finance leases, in accordance with lease accounting, are included in finance receivables.

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

F. Derivative Financial Instruments

Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates and interest rates.  Our Risk Management Policy (policy) allows for the use of derivative financial instruments to manage foreign currency exchange rate and interest rate exposures. Our policy specifies that derivatives are not to be used for speculative purposes.  Derivatives that we use are primarily foreign currency forward, option, and cross currency contracts and interest rate swaps.  All derivatives are recorded at fair value. See Note 10 for additional information.

G. Allowance for Credit Losses

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

Accounts are identified for individual review based on past-due status and information available about the customer, such as financial statements, news reports and published credit ratings, as well as general information regarding industry trends and the economic environment in which our customers operate. The allowance for credit losses attributable to finance receivables that are individually evaluated and determined to be impaired is based either on the present value of expected future cash flows discounted at the receivables' effective interest rate or the fair value of the collateral for collateral-dependent receivables.  In determining collateral value, we estimate the current fair market value of the collateral less selling costs. We also consider credit enhancements such as additional collateral and contractual third-party guarantees. The allowance for credit losses attributable to the remaining accounts not yet individually identified as impaired is estimated based on loss forecast models utilizing probabilities of default, our estimate of the loss emergence period and the estimated loss given default.  In addition, qualitative factors not able to be fully captured in our loss forecast models including industry trends, macroeconomic factors and model imprecision are considered in the evaluation of the adequacy of the allowance for credit losses.  These qualitative factors are subjective and require a degree of management judgment.

Receivable balances, including accrued interest, are written off against the allowance for credit losses when, in the judgment of management, they are considered uncollectible (generally upon repossession of the collateral). The amount of the write-off is determined by comparing the fair value of the collateral, less cost to sell, to the recorded investment. Subsequent recoveries, if any, are credited to the allowance for credit losses when received.

H. Income Taxes

The Provision for income taxes is determined using the asset and liability approach taking into account guidance related to uncertain tax positions.  Tax laws require items to be included in tax filings at different times than the items are reflected in the financial statements.  A current liability is recognized for the estimated taxes payable for the current year.  Deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid.  Deferred taxes are adjusted for enacted changes in tax rates and tax laws.  Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

We join Caterpillar in the filing of a consolidated U.S. Federal income tax return and certain state income tax returns.  In accordance with our tax sharing agreement with Caterpillar, we generally pay to or receive from Caterpillar our allocated share of income taxes or credits reflected in these consolidated filings. This amount is calculated on a separate return basis by taking taxable income times the applicable statutory tax rate and includes payment for certain tax attributes earned during the year.

I. Foreign Currency Translation

The functional currency for most of our subsidiaries is the respective local currency. Gains and losses resulting from the remeasurement of foreign currency amounts to the functional currency are included in Other income (expense) in the Consolidated Statements of Profit. Gains and losses resulting from translating assets and liabilities from the functional currency to U.S. dollars are included in Accumulated other comprehensive income/(loss) in the Consolidated Statements of Financial Position.

J. Use of Estimates in the Preparation of Financial Statements

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

K. New Accounting Pronouncements

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

Variable interest entities – In February 2015, the FASB issued accounting guidance on the consolidation of VIEs. The new guidance revises previous guidance by establishing an analysis for determining whether a limited partnership or similar entity is a VIE and whether outsourced decision-maker fees are considered variable interests. In addition, the new guidance revises how a reporting entity evaluates economics and related parties when assessing who should consolidate a VIE. This guidance was effective January 1, 2016 and did not have a material impact on our financial statements.

Presentation of debt issuance costs – In April 2015, the FASB issued accounting guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability. Prior to the issuance of the new guidance, debt issuance costs were required to be presented in the balance sheet as an asset. This guidance was effective January 1, 2016 and did not have a material impact on our financial statements.

Recognition and measurement of financial assets and financial liabilities – In January 2016, the FASB issued accounting guidance that affects the accounting for equity investments, financial liabilities accounted for under the fair value option and the presentation and disclosure requirements for financial instruments. Under the new guidance, all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification for equity securities with readily determinable fair values. For financial liabilities when the fair value option has been elected, changes in fair value due to instrument-specific credit risk will be recognized separately in other comprehensive income. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new guidance is effective January 1, 2018, with the cumulative effect adjustment from initially applying the new guidance recognized in the Statement of Financial Position as of the beginning of the year of adoption. We do not expect the adoption to have a material impact on our financial statements.

NOTE 2 – ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

Comprehensive income/(loss) and its components are presented in the Consolidated Statements of Comprehensive Income. Changes in Accumulated other comprehensive income/(loss), net of tax, included in the Consolidated Statements of Changes in Stockholder's Equity, consisted of the following:

(Millions of dollars)	Foreign currency translation	Derivative financial instruments	Total

Balance at December 31, 2012	$184	$(8)	$176
Other comprehensive income/(loss) before reclassifications	(62)	(1)	(63)
Amounts reclassified from accumulated other comprehensive (income)/loss	—	4	4
Other comprehensive income/(loss)	(62)	3	(59)
Balance at December 31, 2013	$122	$(5)	$117
Other comprehensive income/(loss) before reclassifications	(481)	(4)	(485)
Amounts reclassified from accumulated other comprehensive (income)/loss	—	4	4
Other comprehensive income/(loss)	(481)	—	(481)
Balance at December 31, 2014	$(359)	$(5)	$(364)
Other comprehensive income/(loss) before reclassifications	(538)	2	(536)
Amounts reclassified from accumulated other comprehensive (income)/loss	—	3	3
Other comprehensive income/(loss)	(538)	5	(533)
Balance at December 31, 2015	$(897)	$—	$(897)

The effect of the reclassifications out of Accumulated other comprehensive income/(loss) on the Consolidated Statements of Profit during the years ended December 31, 2015, 2014 and 2013 was as follows:

(Millions of dollars)
	Classification of income (expense)	2015	2014	2013
Cross currency contracts	Other income (expense)	$1	$—	$—
Interest rate contracts	Interest expense	(6)	(6)	(6)
Reclassifications before tax		(5)	(6)	(6)
Tax (provision) benefit		2	2	2
Total reclassifications from Accumulated other comprehensive income/(loss)		$(3)	$(4)	$(4)

NOTE 3 – FINANCE RECEIVABLES
A summary of finance receivables included in the Consolidated Statements of Financial Position as of December 31, was as follows:

(Millions of dollars)
	2015	2014
Finance leases and installment sale contracts – Retail	$13,728	$14,455
Retail notes receivable	10,616	11,005
Wholesale notes receivable	3,887	4,514
Finance leases and installment sale contracts – Wholesale	289	384
	28,520	30,358
Less: Unearned income	(794)	(883)
Less: Allowance for credit losses	(338)	(401)
Total finance receivables, net	$27,388	$29,074

Maturities of our finance receivables, as of December 31, 2015, reflect contractual repayments due from borrowers and were as follows:

(Millions of dollars)
Amounts due in	Retail Installment Sale Contracts	Wholesale Installment Sale Contracts	Retail Finance Leases	Wholesale Finance Leases	Retail Notes	Wholesale Notes	Total
2016	$2,597	$48	$2,543	$53	$4,297	$3,495	$13,033
2017	2,015	7	1,661	52	1,940	232	5,907
2018	1,368	3	939	38	1,450	158	3,956
2019	699	1	425	18	1,024	2	2,169
2020	202	—	170	6	929	—	1,307
Thereafter	11	—	98	2	976	—	1,087
Total	6,892	59	5,836	169	10,616	3,887	27,459
Guaranteed residual value	—	—	334	35	—	—	369
Unguaranteed residual value	—	—	666	26	—	—	692
Total	$6,892	$59	$6,836	$230	$10,616	$3,887	$28,520

Our finance receivables generally may be repaid or refinanced without penalty prior to contractual maturity and we also sell finance receivables to third parties to mitigate the concentration of credit risk with certain customers.  Accordingly, this presentation should not be regarded as a forecast of future cash collections.

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

Accounts are identified for individual review based on past-due status and information available about the customer, such as financial statements, news reports and published credit ratings, as well as general information regarding industry trends and the economic environment in which our customers operate. The allowance for credit losses attributable to finance receivables that are individually evaluated and determined to be impaired is based either on the present value of expected future cash flows discounted at the receivables' effective interest rate or the fair value of the collateral for collateral-dependent receivables.  In determining collateral value, we estimate the current fair market value of the collateral less selling costs. We also consider credit enhancements such as additional collateral and contractual third-party guarantees. The allowance for credit losses attributable to the remaining accounts not yet individually identified as impaired is estimated based on loss forecast models utilizing probabilities of default, our estimate of the loss emergence period and the estimated loss given default.  In addition, qualitative factors not able to be fully captured in our loss forecast models including industry trends, macroeconomic factors and model imprecision are considered in the evaluation of the adequacy of the allowance for credit losses.  These qualitative factors are subjective and require a degree of management judgment.

Our allowance for credit losses is segregated into three portfolio segments:

•	Customer - Finance receivables with retail customers.

•	Dealer - Finance receivables with Caterpillar dealers.

•	Caterpillar Purchased Receivables - Trade receivables purchased from Caterpillar entities.

A portfolio segment is the level at which the Company develops a systematic methodology for determining its allowance for credit losses.

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

Our allowance for credit losses as of December 31, 2015 was $338 million or 1.22 percent of net finance receivables compared with $401 million or 1.36 percent as of December 31, 2014, which is a decrease of $63 million. The decrease in allowance rate is primarily a result of changes in our estimate of the loss emergence period and loss given default. An analysis of the allowance for credit losses was as follows:

(Millions of dollars)
	December 31, 2015
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$388	$10	$3	$401
Receivables written off	(196)	—	—	(196)
Recoveries on receivables previously written off	41	—	—	41
Provision for credit losses	119	(1)	(1)	117
Adjustment due to sale of receivables	(2)	—	—	(2)
Foreign currency translation adjustment	(23)	—	—	(23)
Balance at end of year	$327	$9	$2	$338

Individually evaluated for impairment	$65	$—	$—	$65
Collectively evaluated for impairment	262	9	2	273
Ending Balance	$327	$9	$2	$338

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$601	$—	$—	$601
Collectively evaluated for impairment	19,431	5,093	2,601	27,125
Ending Balance	$20,032	$5,093	$2,601	$27,726

(Millions of dollars)
	December 31, 2014
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$374	$10	$3	$387
Receivables written off	(146)	—	—	(146)
Recoveries on receivables previously written off	47	—	—	47
Provision for credit losses	136	—	—	136
Adjustment due to sale of receivables	(3)	—	—	(3)
Foreign currency translation adjustment	(20)	—	—	(20)
Balance at end of year	$388	$10	$3	$401

Individually evaluated for impairment	$75	$—	$—	$75
Collectively evaluated for impairment	313	10	3	326
Ending Balance	$388	$10	$3	$401

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$614	$—	$—	$614
Collectively evaluated for impairment	20,454	5,169	3,238	28,861
Ending Balance	$21,068	$5,169	$3,238	$29,475

Credit quality of finance receivables
At origination, we evaluate credit risk based on a variety of credit quality factors including prior payment experience, customer financial information, credit-rating agency ratings, loan-to-value ratios and other internal metrics. On an ongoing basis, we monitor credit quality based on past-due status and collection experience as there is a meaningful correlation between the past-due status of customers and the risk of loss.

In determining past-due status, we consider the entire finance receivable balance past due when any installment is over 30 days past due. The tables below summarize our recorded investment of finance receivables by aging category.

(Millions of dollars)
	December 31, 2015
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$45	$12	$30	$87	$8,031	$8,118	$4
Europe	18	7	44	69	2,358	2,427	9
Asia/Pacific	22	12	21	55	2,108	2,163	6
Mining	6	1	68	75	1,793	1,868	1
Latin America	45	31	199	275	1,998	2,273	—
Caterpillar Power Finance	—	1	35	36	3,147	3,183	2
Dealer
North America	—	—	—	—	3,387	3,387	—
Europe	—	—	—	—	330	330	—
Asia/Pacific	—	—	—	—	611	611	—
Mining	—	—	—	—	4	4	—
Latin America	—	—	—	—	758	758	—
Caterpillar Power Finance	—	—	—	—	3	3	—
Caterpillar Purchased Receivables
North America	16	5	1	22	1,386	1,408	1
Europe	4	—	4	8	307	315	3
Asia/Pacific	—	—	—	—	407	407	—
Mining	—	—	—	—	—	—	—
Latin America	—	—	—	—	454	454	—
Caterpillar Power Finance	—	1	—	1	16	17	—
Total	$156	$70	$402	$628	$27,098	$27,726	$26

(Millions of dollars)
	December 31, 2014
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$46	$8	$27	$81	$7,291	$7,372	$4
Europe	16	23	29	68	2,607	2,675	6
Asia/Pacific	29	22	69	120	2,773	2,893	16
Mining	28	—	11	39	2,084	2,123	—
Latin America	55	23	196	274	2,583	2,857	8
Caterpillar Power Finance	1	4	64	69	3,079	3,148	1
Dealer
North America	—	—	—	—	3,209	3,209	—
Europe	—	—	—	—	467	467	—
Asia/Pacific	—	—	—	—	637	637	—
Mining	—	—	—	—	3	3	—
Latin America	—	—	—	—	853	853	—
Caterpillar Power Finance	—	—	—	—	—	—	—
Caterpillar Purchased Receivables
North America	23	5	1	29	1,916	1,945	1
Europe	4	1	5	10	429	439	1
Asia/Pacific	—	—	—	—	401	401	—
Mining	—	—	—	—	—	—	—
Latin America	6	5	—	11	420	431	—
Caterpillar Power Finance	—	—	1	1	21	22	1
Total	$208	$91	$403	$702	$28,773	$29,475	$38

Impaired finance receivables
For all classes, a finance receivable is considered impaired, based on current information and events, if it is probable that we will be unable to collect all amounts due according to the contractual terms. Impaired finance receivables include finance receivables that have been restructured and are considered to be Troubled Debt Restructures.

There were no impaired finance receivables as of December 31, 2015, 2014 and 2013, for the Dealer and Caterpillar Purchased Receivables portfolio segments.  Our recorded investment in impaired finance receivables and the related unpaid principal balances and allowance for the Customer portfolio segment were as follows:

(Millions of dollars)
	As of December 31, 2015			As of December 31, 2014
Impaired Finance Receivables With No Allowance Recorded	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
North America	$12	$12	$—	$14	$14	$—
Europe	41	41	—	44	43	—
Asia/Pacific	1	1	—	2	2	—
Mining	84	84	—	29	29	—
Latin America	28	28	—	34	34	—
Caterpillar Power Finance	242	241	—	129	128	—
Total	$408	$407	$—	$252	$250	$—
Impaired Finance Receivables With An Allowance Recorded
North America	$14	$13	$4	$6	$6	$1
Europe	11	10	5	12	12	4
Asia/Pacific	34	34	4	29	29	8
Mining	11	11	3	138	137	9
Latin America	53	53	21	42	42	12
Caterpillar Power Finance	70	70	28	135	134	41
Total	$193	$191	$65	$362	$360	$75
Total Impaired Finance Receivables
North America	$26	$25	$4	$20	$20	$1
Europe	52	51	5	56	55	4
Asia/Pacific	35	35	4	31	31	8
Mining	95	95	3	167	166	9
Latin America	81	81	21	76	76	12
Caterpillar Power Finance	312	311	28	264	262	41
Total	$601	$598	$65	$614	$610	$75

(Millions of dollars)
	Year Ended December 31, 2015		Year Ended December 31, 2014		Year Ended December 31, 2013
Impaired Finance Receivables With No Allowance Recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
North America	$12	$1	$20	$1	$25	$3
Europe	42	1	47	1	49	1
Asia/Pacific	2	—	3	—	4	—
Mining	75	3	69	3	61	3
Latin America	31	—	30	—	11	—
Caterpillar Power Finance	170	5	164	6	271	5
Total	$332	$10	$333	$11	$421	$12
Impaired Finance Receivables With An Allowance Recorded
North America	$9	$—	$9	$—	$18	$1
Europe	14	1	21	1	22	1
Asia/Pacific	44	2	23	1	18	1
Mining	39	1	90	7	1	—
Latin America	56	3	36	1	52	2
Caterpillar Power Finance	115	3	96	2	135	1
Total	$277	$10	$275	$12	$246	$6
Total Impaired Finance Receivables
North America	$21	$1	$29	$1	$43	$4
Europe	56	2	68	2	71	2
Asia/Pacific	46	2	26	1	22	1
Mining	114	4	159	10	62	3
Latin America	87	3	66	1	63	2
Caterpillar Power Finance	285	8	260	8	406	6
Total	$609	$20	$608	$23	$667	$18

Recognition of income is suspended and the finance receivable is placed on non-accrual status when management determines that collection of future income is not probable (generally after 120 days past due). Recognition is resumed and previously suspended income is recognized when the finance receivable becomes current and collection of remaining amounts is considered probable. Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms.

As of December 31, 2015 and 2014, there were no finance receivables on non-accrual status for the Dealer portfolio segment. As of December 31, 2015 and 2014, there was $1 million and $4 million, respectively, in finance receivables on non-accrual status for the Caterpillar Purchased Receivables portfolio segment, all of which was in the Europe finance receivable class. The investment in Customer finance receivables on non-accrual status as of December 31, was as follows:

(Millions of dollars)
	2015	2014
North America	$31	$27
Europe	39	28
Asia/Pacific	15	54
Mining	106	62
Latin America	217	201
Caterpillar Power Finance	77	96
Total	$485	$468

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

As of December 31, 2015, there were $3 million of additional funds committed to lend to a borrower whose terms have been modified in a TDR. There were no remaining commitments to lend additional funds to a borrower whose terms have been modified in a TDR as of December 31, 2014 and 2013.

There were no finance receivables modified as TDRs during the years ended December 31, 2015, 2014 and 2013 for the Dealer or Caterpillar Purchased Receivables portfolio segments. Finance receivables in the Customer portfolio segment modified as TDRs during the years ended December 31, 2015, 2014 and 2013, were as follows:

(Dollars in millions)	Year Ended December 31, 2015
	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
North America	14	$1	$1
Europe	23	2	2
Asia/Pacific	21	26	26
Mining	4	65	65
Latin America	11	1	2
Caterpillar Power Finance	21	259	242
Total	94	$354	$338

	Year Ended December 31, 2014
	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
North America	34	$12	$7
Europe	8	7	7
Asia/Pacific	2	—	—
Mining	51	185	176
Latin America	35	31	30
Caterpillar Power Finance	18	137	139
Total	148	$372	$359

	Year Ended December 31, 2013
	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
North America	62	$9	$9
Europe	51	7	7
Asia/Pacific	3	1	1
Mining	45	123	123
Latin America	32	3	3
Caterpillar Power Finance	17	153	157
Total	210	$296	$300

During the years ended December 31, 2015 and 2013, $4 million and $25 million, respectively, of additional funds were subsequently loaned to a borrower whose terms had been modified in a TDR. The $4 million and $25 million of additional funds are not reflected in the tables above as no incremental modifications have been made with those borrowers during the periods presented. During the year ended December 31, 2014, no additional funds were subsequently loaned to a borrower whose terms had been modified in a TDR.

TDRs in the Customer portfolio segment with a payment default during the years ended December 31, 2015, 2014 and 2013, which had been modified within twelve months prior to the default date, were as follows:

(Dollars in millions)	Year Ended December 31, 2015		Year Ended December 31, 2014		Year Ended December 31, 2013
	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment
North America	12	$1	11	$1	19	$4
Europe	—	—	46	2	5	—
Latin America	12	1	11	1	—	—
Caterpillar Power Finance	—	—	—	—	2	3
Total	24	$2	68	$4	26	$7

NOTE 4 – EQUIPMENT ON OPERATING LEASES

Components of equipment on operating leases, less accumulated depreciation as of December 31, were as follows:

(Millions of dollars)
	2015	2014
Equipment on operating leases, at cost	$5,202	$5,273
Less: Accumulated depreciation	(1,638)	(1,649)
Equipment on operating leases, net	$3,564	$3,624

At December 31, 2015, scheduled minimum rental payments for operating leases were as follows:

2016	2017	2018	2019	2020	Thereafter	Total
$818	$522	$308	$142	$49	$12	$1,851

NOTE 5 – OTHER ASSETS

The components of other assets as of December 31, were as follows:

(Millions of dollars)
	2015	2014
Collateral held for resale, at net realizable value	$560	$321
Customer and other miscellaneous receivables	421	428
Other	224	252
Total other assets	$1,205	$1,001

NOTE 6 – CONCENTRATION OF CREDIT RISK

Financial instruments with potential credit risk consist primarily of finance receivables. Additionally, to a lesser extent, we have potential credit risk associated with counterparties to derivative contracts.

As of December 31, 2015 and 2014, receivables from customers in construction-related industries made up approximately one-third of our total portfolio of which customers in North America were approximately 60 percent and 50 percent, respectively. No single customer or dealer represented a significant concentration of credit risk.  We typically maintain a security interest in retail financed equipment and in some instances, wholesale financed equipment. We also require physical damage insurance coverage on all financed equipment.  See Note 16 for further information concerning business segments.

For derivative contracts, collateral is generally not required of the counterparties or of us.  We enter into International Swaps and Derivatives Association (ISDA) master netting agreements that permit the net settlement of amounts owed under their respective derivative contracts.  Our exposure to credit loss in the event of nonperformance by the counterparties is limited to only those gains that we have recorded, but for which we have not yet received cash payment. The master netting agreements reduce the amount of loss the company would incur should the counterparties fail to meet their obligations.  At December 31, 2015 and 2014, the maximum exposure to credit loss, was $91 million and $101 million, respectively, before the application of any master netting agreements.  See Note 10 for further information concerning derivatives.

NOTE 7 – CREDIT COMMITMENTS

Revolving credit facilities
We have three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and us for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of December 31, 2015 was $7.75 billion.

•	The 364-day facility of $3.15 billion (of which $2.33 billion is available to us) expires in September 2016.

•	The three-year facility, as amended and restated in September 2015, of $2.73 billion (of which $2.01 billion is available to us) expires in September 2018.

•	The five-year facility, as amended and restated in September 2015, of $4.62 billion (of which $3.41 billion is available to us) expires in September 2020.

At December 31, 2015, Caterpillar’s consolidated net worth was $19.92 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined in the Credit Facility as the consolidated stockholders' equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income/(loss).

At December 31, 2015, our covenant interest coverage ratio was 2.05 to 1.  This is above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at December 31, 2015, our six-month covenant leverage ratio was 7.49 to 1 and our year-end covenant leverage ratio was 7.93 to 1.  This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event that either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings.  At December 31, 2015, there were no borrowings under the Credit Facility.

Bank borrowings
Credit lines with banks as of December 31, 2015 totaled $3.57 billion.  These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements.  The remaining available credit commitments may be withdrawn any time at the lenders' discretion.  As of December 31, 2015 and 2014, we had $1.44 billion and $1.90 billion, respectively, outstanding against these credit lines and were in compliance with all debt covenants under these credit lines.

Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction.  We do not hold reserves to fund the payment of the demand notes.  The notes are offered on a continuous basis.

Notes receivable from/payable to Caterpillar
Under our variable amount lending agreements and other notes receivable with Caterpillar, we may borrow up to $2.28 billion from Caterpillar and Caterpillar may borrow up to $1.29 billion from us.  The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice.  We had notes receivable of $490 million and notes payable of $1.10 billion outstanding under these agreements as of December 31, 2015, compared with notes receivable of $414 million and notes payable of $1.11 billion as of December 31, 2014.

Committed credit facility
We extended a $2 billion committed credit facility to Caterpillar, which expires in February 2019.  We receive a fee from Caterpillar based on amounts drawn under the credit facility and a commitment fee for the undrawn amounts under the credit facility.  At December 31, 2015, there were no borrowings under this credit facility.

NOTE 8 – SHORT-TERM BORROWINGS

Short-term borrowings outstanding as of December 31, were comprised of the following:

(Millions of dollars)
	2015		2014
	Balance	Avg. Rate	Balance	Avg. Rate
Commercial paper, net	$5,811	0.5%	$3,688	0.3%
Bank borrowings	440	9.3%	411	6.8%
Variable denomination floating rate demand notes	707	0.8%	600	0.8%
Total	$6,958		$4,699

NOTE 9 – LONG-TERM DEBT

During 2015, we issued $3.76 billion of medium-term notes, of which $2.87 billion were at fixed interest rates and $891 million were at floating interest rates, primarily indexed to LIBOR.  At December 31, 2015, the outstanding medium-term notes had remaining maturities ranging up to 12 years. Debt issuance costs are capitalized and amortized to Interest expense using the straight-line method over the term of the debt issuance. The balance of our Medium-term notes contains unamortized fair value adjustments for debt in a fair value hedge relationship.

Long-term debt outstanding as of December 31, was comprised of the following:

(Millions of dollars)
	2015		2014
	Balance	Avg. Rate	Balance	Avg. Rate
Medium-term notes	$20,611	2.4%	$23,094	2.4%
Unamortized discount	(1)		(4)
Medium-term notes, net	20,610		23,090
Bank borrowings	995	4.0%	1,484	3.4%
Total	$21,605		$24,574

 Long-term debt outstanding as of December 31, 2015, matures as follows:

(Millions of dollars)
2016	$5,362
2017	5,866
2018	4,154
2019	2,531
2020	1,125
Thereafter	2,567
Total	$21,605

NOTE 10 – DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

Our earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates and interest rates.  Our Risk Management Policy (policy) allows for the use of derivative financial instruments to manage foreign currency exchange rate and interest rate exposures.  Our policy specifies that derivatives are not to be used for speculative purposes.  Derivatives that we use are primarily foreign currency forward, option and cross currency contracts and interest rate swaps.  Our derivative activities are subject to the management, direction and control of our senior financial officers.  Risk management practices, including the use of financial derivative instruments, are presented to our Board of Directors and the Audit Committee of the Caterpillar Inc. Board of Directors at least annually.

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

We have a match-funding policy that addresses interest rate risk by aligning the interest rate profile (fixed or floating rate and duration) of our debt portfolio with the interest rate profile of our receivables portfolio within predetermined ranges on an ongoing basis.  In connection with that policy, we use interest rate derivative instruments to modify the debt structure to match assets within the receivables portfolio.  This matched funding reduces the volatility of margins between interest-bearing assets and interest-bearing liabilities, regardless of which direction interest rates move.

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

As of December 31, 2015, less than $1 million of deferred net losses, net of tax, included in equity (AOCI in the Consolidated Statements of Financial Position), related to our floating-to-fixed interest rate swaps, are expected to be reclassified to Interest expense over the next twelve months.  The actual amount recorded in Interest expense will vary based on interest rates at the time the hedged transactions impact earnings.

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

The location and fair value of derivative instruments reported in the Consolidated Statements of Financial Position were as follows:

(Millions of dollars)
		Asset (Liability) Fair Value
		December 31,
	Consolidated Statements of Financial Position Location	2015	2014
Designated derivatives
Interest rate contracts	Other assets	$51	$79
Interest rate contracts	Accrued expenses	(4)	(8)
Cross currency contracts	Other assets	1	—
		$48	$71
Undesignated derivatives
Foreign exchange contracts	Other assets	$3	$5
Foreign exchange contracts	Accrued expenses	(6)	(15)
Cross currency contracts	Other assets	36	17
		$33	$7

The total notional amounts of the derivative instruments were $3.54 billion and $5.25 billion as of December 31, 2015 and 2014, respectively. The notional amounts of the derivative financial instruments do not represent amounts exchanged by the parties. The amounts exchanged by the parties are calculated by reference to the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates and interest rates.

For the years ended December 31, 2015, 2014 and 2013, the deferred gains (losses) recorded in AOCI on the Consolidated Statements of Changes in Stockholder’s Equity associated with our cash flow interest rate contract hedges were as follows:

(Millions of dollars)
Balance as of December 31, 2014, net of tax (expense)/benefit of $3	$(5)
Gains (losses) deferred during the year, net of tax (expense)/benefit of $(1)	2
(Gains) losses reclassified to earnings, net of tax expense/(benefit) of $(2)	3
Balance as of December 31, 2015, net of tax (expense)/benefit of $0	$—

(Millions of dollars)
Balance as of December 31, 2013, net of tax (expense)/benefit of $3	$(5)
Gains (losses) deferred during the year, net of tax (expense)/benefit of $2	(4)
(Gains) losses reclassified to earnings, net of tax expense/(benefit) of $(2)	4
Balance as of December 31, 2014, net of tax (expense)/benefit of $3	$(5)

(Millions of dollars)
Balance as of December 31, 2012, net of tax (expense)/benefit of $4	$(8)
Gains (losses) deferred during the year, net of tax (expense)/benefit of $1	(1)
(Gains) losses reclassified to earnings, net of tax expense/(benefit) of $(2)	4
Balance as of December 31, 2013, net of tax (expense)/benefit of $3	$(5)

The effect of derivatives designated as hedging instruments on the Consolidated Statements of Profit was as follows:

Fair Value Hedges
(Millions of dollars)
		Year Ended December 31, 2015
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts	Other income (expense)	$(27)	$26

		Year Ended December 31, 2014
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts	Other income (expense)	$(41)	$40

		Year Ended December 31, 2013
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts	Other income (expense)	$(107)	$109

Cash Flow Hedges
(Millions of dollars)
		Year Ended December 31, 2015
	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(6)	$—
Interest rate contracts	Other income (expense)	—	—
Cross currency contracts	Other income (expense)	1	—
		$(5)	$—

		Year Ended December 31, 2014
	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(6)	$—
Interest rate contracts	Other income (expense)	—	—
		$(6)	$—

		Year Ended December 31, 2013
	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(6)	$—
Interest rate contracts	Other income (expense)	—	1
		$(6)	$1

The effect of derivatives not designated as hedging instruments on the Consolidated Statements of Profit was as follows for the years ended December 31:

Undesignated Derivatives
(Millions of dollars)
	Classification	2015	2014	2013
Foreign exchange contracts	Other income (expense)	$(50)	$(49)	$3
Cross currency contracts	Other income (expense)	16	2	5
Interest rate contracts	Other income (expense)	—	—	(3)
		$(34)	$(47)	$5

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

Collateral is generally not required of the counterparties or us under the master netting agreements. As of December 31, 2015, 2014 and 2013, no cash collateral was received or pledged under the master netting agreements.

The effect of net settlement provisions of the master netting agreements on our derivative balances upon an event of default or a termination event as of December 31, was as follows:

Offsetting of Derivative Assets and Liabilities
(Millions of dollars)
	2015	2014
Derivative Assets
Gross Amount of Recognized Assets	$91	$101
Gross Amounts Offset	—	—
Net Amount of Assets(1)	91	101
Gross Amounts Not Offset	(5)	(8)
Net Amount	$86	$93

Derivative Liabilities
Gross Amount of Recognized Liabilities	$(10)	$(23)
Gross Amounts Offset	—	—
Net Amount of Liabilities(1)	(10)	(23)
Gross Amounts Not Offset	5	8
Net Amount	$(5)	$(15)

(1) As presented in the Consolidated Statements of Financial Position.

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

 No significant loss has been experienced or is anticipated under any of these guarantees.  At December 31, 2015 and 2014, the related liability was less than $1 million and $1 million, respectively.  The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees was $39 million and $42 million, at December 31, 2015 and 2014, respectively.

We provide guarantees to repurchase certain loans of Caterpillar dealers from a special purpose corporation (SPC) that qualifies as a VIE (see Note 1 for additional information regarding the accounting guidance on the consolidation of VIEs).  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  We have a loan purchase agreement with the SPC that obligates us to purchase certain loans that are not paid at maturity.  We receive a fee for providing this guarantee, which provides a source of liquidity for the SPC.  We are the primary beneficiary of the SPC as our guarantees result in us having both the power to direct the activities that most significantly impact the SPC's economic performance and the obligation to absorb losses and therefore we have consolidated the financial statements of the SPC.  As of December 31, 2015 and 2014, the SPC’s assets of $1.21 billion and $1.09 billion, respectively, were primarily comprised of loans to dealers, which are included in Retail notes receivable in the Consolidated Statements of Financial Position, and the SPC's liabilities of $1.21 billion and $1.08 billion, respectively, were primarily comprised of commercial paper, which is included in Short-term borrowings in the Consolidated Statements of Financial Position.  The assets of the SPC are not available to pay our creditors. We may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.
We are party to agreements in the normal course of business with selected customers and Caterpillar dealers in which we commit to provide a set dollar amount of financing on a pre-approved basis.  We also provide lines of credit to certain customers and Caterpillar dealers, of which a portion remains unused as of the end of the period.  Commitments and lines of credit generally have fixed expiration dates or other termination clauses.  It has been our experience that not all commitments and lines of credit will be used.  Management applies the same credit policies when making commitments and granting lines of credit as it does for any other financing.  We do not require collateral for these commitments/lines, but if credit is extended, collateral may be required upon funding.  As of December 31, 2015 and 2014, the amount of the unused commitments and lines of credit for dealers was $13.12 billion and $12.55 billion, respectively.  As of December 31, 2015 and 2014, the amount of the unused commitments and lines of credit for customers was $3.57 billion and $4.00 billion, respectively.
We are involved in unresolved legal actions that arise in the normal course of business. Although it is not possible to predict with certainty the outcome of our unresolved legal actions, we believe that these unresolved legal actions will neither individually nor in the aggregate have a material adverse effect on our consolidated results of operations, financial position or liquidity.

NOTE 12 – INCOME TAXES

The components of Profit before income taxes for the years ended December 31, were as follows:

(Millions of dollars)
	2015	2014	2013
U.S.	$230	$207	$91
Non-U.S.	389	546	603
Total	$619	$753	$694

Profit before income taxes, as shown above, is based on the location of the entity to which such earnings are attributable.  Where an entity’s earnings are subject to taxation, however, may not correlate solely to where an entity is located.  For example, the profit before income tax reported in the U.S. may be subject to tax by non-U.S. jurisdictions and profit before income tax outside the U.S. may be subject to tax in the U.S. Thus, the income tax provision shown below as U.S. or non-U.S. may not correspond to the earnings shown above.

The components of the Provision for income taxes were as follows for the years ended December 31:

(Millions of dollars)
	2015	2014	2013
Current income tax provision (benefit):
U.S.	$(21)	$14	$(14)
Non-U.S.	109	138	183
State (U.S.)	2	(1)	—
	90	151	169

Deferred income tax provision (benefit):
U.S.	45	44	17
Non-U.S.	21	13	(18)
State (U.S.)	2	1	(1)
	68	58	(2)

Total Provision for income taxes	$158	$209	$167

Current income tax provision is the amount of income taxes reported or expected to be reported on our income tax returns.  We join Caterpillar in the filing of a consolidated U.S. Federal income tax return and certain state income tax returns.  In accordance with our tax sharing agreement with Caterpillar, we generally pay to or receive from Caterpillar our allocated share of income taxes or credits reflected in these consolidated filings. This amount is calculated on a separate return basis by taking taxable income times the applicable statutory tax rate and includes payment for certain tax attributes earned during the year.

The actual Provision for income taxes differs from the Provision for income taxes that would result from applying the U.S. statutory rate to Profit before income taxes for the years ended December 31, for the reasons set forth in the following reconciliation:

(Millions of dollars)
	2015		2014		2013
Taxes computed at U.S. statutory rates	$217	35.0%	$264	35.0%	$243	35.0%
(Decreases) increases in taxes resulting from:
State Income Tax, net of Federal Tax	3	0.5%	—	—%	(1)	(0.1)%
Subsidiaries' results subject to tax rates other than U.S. statutory rates	(19)	(3.1)%	(53)	(7.0)%	(68)	(9.8)%
Income from non-U.S. subsidiaries taxed at U.S. statutory rates, net of foreign tax credits	(39)	(6.3)%	—	—%	—	—%
Other, net	(4)	(0.6)%	(2)	(0.2)%	(7)	(1.0)%
Provision for income taxes	$158	25.5%	$209	27.8%	$167	24.1%

 We have recorded income tax expense at U.S. tax rates on all profits, except for undistributed profits of non-U.S. subsidiaries of approximately $2 billion, which are considered indefinitely reinvested.  Upon distribution of these profits in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and in some instances withholding taxes payable to the various non-U.S. jurisdictions. Determination of the amount of unrecognized deferred income tax liability related to indefinitely reinvested profits is not feasible primarily due to the complexity of the legal entity structure and U.S. and local tax laws. If U.S. tax law changes in the future, there may be a significant negative impact on the provision for income taxes to record an incremental tax liability in the period the change occurs. At December 31, 2015, cash held by non-U.S. subsidiaries was approximately $342 million.

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

(Millions of dollars)
	2015	2014
Assets:
Deferred and refundable income taxes	$75	$94
Liabilities:
Deferred income taxes and other liabilities	(812)	(668)
Deferred income taxes, net	$(737)	$(574)

Differences between accounting rules and income tax laws cause differences between the bases of certain assets and liabilities for financial reporting and income tax purposes.  The income tax effects of these differences, to the extent they are temporary, are recorded as deferred income tax assets and liabilities netted by tax jurisdiction and taxpayer.

Our consolidated deferred income taxes consisted of the following components as of December 31:

(Millions of dollars)
	2015	2014
Deferred income tax assets:
Allowance for credit losses	$142	$149
Tax carryforwards	48	46
	190	195

Deferred income tax liabilities (primarily lease basis differences)	(574)	(514)

Valuation allowance for deferred income tax assets	(10)	(3)

Deferred income tax on translation adjustment	(343)	(252)

Deferred income taxes, net	$(737)	$(574)

As of December 31, 2015, amounts and expiration dates of net operating loss (NOL) carryforwards in various U.S. state taxing jurisdictions were:

(Millions of dollars)
2016	2017	2018	2019	2020-2031	Total
$—	$2	$6	$4	$119	$131

The gross deferred income tax asset associated with these NOL carryforwards is $10 million as of December 31, 2015.

In some U.S. state income tax jurisdictions, we join with other Caterpillar entities in filing combined income tax returns.  In other U.S. state income tax jurisdictions, we file on a separate, stand-alone basis.

As of December 31, 2015, amounts and expiration dates of NOL carryforwards in various non-U.S. taxing jurisdictions were:

(Millions of dollars)
2016	2017	2018	2019	2020-2031	Unlimited	Total
$—	$—	$—	$—	$6	$50	$56

Valuation allowances totaling $10 million have been recorded at certain non-U.S. subsidiaries that have not yet demonstrated consistent and/or sustainable profitability to support the recognition of net deferred income tax assets.

As of December 31, 2015, approximately $26 million of U.S. foreign tax credits were available for carryforward. These credits expire in 2025 and 2026.

A reconciliation of the beginning and ending amounts of gross unrecognized income tax benefits for uncertain income tax positions, including positions impacting only the timing of income tax benefits was as follows:

(Millions of dollars)
	2015	2014
Reconciliation of unrecognized income tax benefits(1):
Balance at beginning of year	$—	$—
Additions for income tax positions related to prior year	2	—
Reductions for income tax positions related to settlements(2)	(2)	—
Balance at end of year	$—	$—

Amount that, if recognized, would impact the effective tax rate	$—	$—

(1) Foreign currency translation amounts are included within each line as applicable.
(2) Includes cash payment or other reduction of assets to settle liability.

We classify interest and penalties on income taxes as a component of the Provision for income taxes.  During the years ended December 31, 2015, 2014 and 2013, we recognized an expense of less than $1 million, a benefit of less than $1 million and a benefit of less than $1 million in interest and penalties, respectively.  As of December 31, 2015 and 2014, the total amount of accrued interest and penalties was less than $1 million.

On January 30, 2015, Caterpillar received a Revenue Agent's Report (RAR) from the Internal Revenue Service (IRS) indicating the end of field examination of our U.S. tax returns for 2007 to 2009. In the opinion of management, the ultimate disposition of the matters raised in this report will not have a material adverse effect on our consolidated financial position, liquidity or results of operations. The IRS field examination of our U.S. tax returns for 2010 to 2012 began in 2015. In our major non-U.S. jurisdictions, tax years are typically subject to examination for three to six years. Due to the uncertainty related to the timing and potential outcome of audits, we cannot estimate the range of reasonably possible change in unrecognized tax benefits in the next 12 months.

NOTE 13 – FAIR VALUE MEASUREMENTS

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

Derivative financial instruments are measured on a recurring basis at fair value and are classified as Level 2 measurements.  We had derivative financial instruments in a net asset position, included in our Consolidated Statements of Financial Position of $81 million and $78 million as of December 31, 2015 and 2014, respectively.

Impaired loans
Our impaired loans are subject to measurement at fair value on a nonrecurring basis and are classified as Level 3 measurements. A loan is considered impaired when management determines that collection of contractual amounts due is not probable. In these cases, an allowance for credit losses may be established based either on the present value of expected future cash flows discounted at the receivables' effective interest rate, or the fair value of the collateral for collateral-dependent receivables. In determining collateral value, we estimate the current fair market value of the collateral less selling costs. We had impaired loans carried at the fair value of the underlying collateral value of $91 million and $248 million as of December 31, 2015 and 2014, respectively.

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

Please refer to the table below for the fair values of our financial instruments.

(Millions of dollars)	2015		2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Cash and cash equivalents	$1,016	$1,016	$857	$857	1
Foreign currency contracts:
In a receivable position	$3	$3	$5	$5	2	Note 10
In a payable position	$(6)	$(6)	$(15)	$(15)	2	Note 10
Cross currency contracts
In a receivable position	$37	$37	$17	$17	2	Note 10
Finance receivables, net (excluding finance leases(1))	$20,935	$20,925	$21,434	$21,093	3	Note 3
Restricted cash and cash equivalents(2)	$18	$18	$11	$11	1
Short-term borrowings	$(6,958)	$(6,958)	$(4,699)	$(4,699)	1	Note 8
Long-term debt	$(21,605)	$(21,904)	$(24,574)	$(25,103)	2	Note 9
Interest rate swaps:
In a net receivable position	$51	$51	$79	$79	2	Note 10
In a net payable position	$(4)	$(4)	$(8)	$(8)	2	Note 10
Guarantees	$—	$—	$(1)	$(1)	3	Note 11

(1) As of December 31, 2015 and 2014, represents finance leases with a net carrying value of $6.45 billion and $7.64 billion, respectively.
(2) Included in Other assets in the Consolidated Statements of Financial Position.

NOTE 14 – TRANSACTIONS WITH RELATED PARTIES

We have a Support Agreement with Caterpillar, which provides that Caterpillar will (1) remain, directly or indirectly, our sole owner; (2) cause us to maintain a tangible net worth of at least $20 million and (3) ensure that we maintain a ratio of profit before income taxes and interest expense to interest expense (as defined by the Support Agreement) of not less than 1.15 to 1, calculated on an annual basis. Although this agreement can be modified or terminated by either party, any termination or any modification which would adversely affect holders of our debt requires the consent of holders of 66-2/3 percent in principal amount of outstanding debt of each series so affected.  Any modification or termination which would adversely affect the lenders under the Credit Facility requires their consent.  Caterpillar's obligation under this agreement is not directly enforceable by any of our creditors and does not constitute a guarantee of any of our obligations.  A cash dividend of $600 million, $400 million and $200 million was paid to Caterpillar in 2015, 2014 and 2013, respectively.

We have variable amount lending agreements and other notes receivable with Caterpillar.  Under these agreements, we may borrow up to $2.28 billion from Caterpillar, and Caterpillar may borrow up to $1.29 billion from us.  The agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice.  We extended a $2 billion committed credit facility to Caterpillar, which expires in February 2019.  Under this agreement, we receive a fee from Caterpillar based on amounts drawn under the credit facility and a commitment fee for the undrawn amounts under the credit facility.  Information concerning these agreements was as follows:

(Millions of dollars)
	2015	2014	2013
Notes payable as of December 31,	$1,096	$1,108	$1,118
Notes receivable as of December 31,	$490	$414	$345
Interest expense	$6	$7	$7
Interest income on Notes Receivable with Caterpillar(1)	$21	$18	$19
Fees on committed credit facility extended to Caterpillar(1)	$40	$41	$41

(1) Included in Other revenues, net in the Consolidated Statements of Profit.

We have agreements with Caterpillar to purchase certain trade receivables at a discount. Information pertaining to these purchases was as follows:

(Millions of dollars)
	2015	2014	2013
Purchases made	$33,154	$36,816	$33,018
Discounts earned	$222	$243	$233
Balance as of December 31,	$2,601	$3,238	$3,092

We participate in certain marketing programs offered in conjunction with Caterpillar that allow us to periodically offer financing to customers at interest rates that are below market rates.  Under these marketing programs, Caterpillar funds an amount at the outset of the transaction, which we then recognize as revenue over the term of the financing.  During 2015, 2014 and 2013, relative to such programs, we received $188 million, $173 million and $189 million, respectively. We have finance receivables and equipment on operating leases, net of depreciation, with Caterpillar wholly-owned dealers of $49 million and $58 million as of December 31, 2015 and 2014, respectively. For the years ended December 31, 2015, 2014 and 2013, we recognized revenues of $9 million, $11 million and $11 million, respectively, related to these finance receivables and operating leases.  For the years ended December 31, 2015, 2014 and 2013, we recognized depreciation related to these operating leases of $7 million, $9 million and $9 million, respectively. At December 31, 2015 and 2014, $418 million and $568 million, respectively, of our portfolio is subject to guarantees by Caterpillar.

We participate in various benefit plans, which are administered by Caterpillar.  These plans include employee medical plans and postretirement benefit plans.  We reimburse Caterpillar for these charges.  During 2015, 2014 and 2013, these charges amounted to $29 million, $30 million and $27 million, respectively.  Included in these charges are contributions to defined benefit plans in the amount of $7 million for each of 2015, 2014 and 2013.  These contributions are related to our participation in the following defined benefit plans that are administered by Caterpillar: the Caterpillar Inc. Retirement Income Plan, the Caterpillar Inc. Supplemental Retirement Plan and the Caterpillar Inc. Retiree Benefit Program. The total cost of the defined benefit plans is determined by actuarial valuation and we receive an allocation of the service and prior service cost based on headcount. We participate in the Caterpillar stock incentive plans.  In 2015, 2014 and 2013, Caterpillar allocated to us $12 million, $11 million and $11 million, respectively, in expenses related to stock based compensation.  Further information about these plans is available in Caterpillar’s 2015 Annual Report on Form 10-K filed separately with the Securities and Exchange Commission.

Caterpillar provides operational and administrative support, which is integral to the conduct of our business.  In 2015, 2014 and 2013, these operational and support charges for which we reimburse Caterpillar amounted to $37 million, $37 million and $33 million, respectively. In addition, we provide administrative support services to certain Caterpillar subsidiaries.  Caterpillar reimburses us for these charges.  During 2015, 2014 and 2013, these charges amounted to $12 million in each year.

We join Caterpillar in the filing of a consolidated U.S. Federal income tax return and certain state income tax returns.  In accordance with our tax sharing agreement with Caterpillar, we generally pay to or receive from Caterpillar our allocated share of income taxes or credits reflected in these consolidated filings. This amount is calculated on a separate return basis by taking taxable income times the applicable statutory tax rate and includes payment for certain tax attributes earned during the year.

NOTE 15 – LEASES

We lease our offices and other property through operating leases.  Rental expense is charged to operations as incurred.  For 2015, 2014 and 2013, total rental expense for operating leases was $16 million, $17 million and $17 million, respectively.  At December 31, 2015, minimum payments for operating leases having initial non-cancelable terms in excess of one year were as follows:

(Millions of dollars)
2016	$15
2017	14
2018	13
2019	13
2020	12
Thereafter	16
Total	$83

NOTE 16 – SEGMENT AND GEOGRAPHIC INFORMATION

A.     Basis for Segment Information

We report information internally for operating segments based on management responsibility. Our operating segments offer financing to customers and dealers for the purchase and lease of Caterpillar and other equipment, as well as financing for Caterpillar sales to dealers. Financing plans include operating and finance leases, installment sale contracts, working capital loans and wholesale financing plans within each of the respective segments.

B.     Description of Segments

We have 5 operating segments that offer financing services. Following is a brief description of our segments.

•	North America - Includes our operations in the United States and Canada.

•	Europe - Includes our operations in Europe, Africa, Middle East and the Commonwealth of Independent States.

•	Asia/Pacific - Includes our operations in Australia, China, Japan, South Korea and Southeast Asia.

•
Latin America and Caterpillar Power Finance - Includes our operations in Brazil, Mexico and Chile that serve local dealers and customers in Central and South America. This segment also includes Caterpillar Power Finance (CPF), which finances marine vessels with Caterpillar engines worldwide and also provides debt financing for Caterpillar electrical power generation, gas compression and co-generation systems, as well as non-Caterpillar equipment that is powered by these systems worldwide.

•	Mining - Serves large mining customers worldwide and provides project financing in various countries.

C.     Segment Measurement and Reconciliations

Cash, debt and other expenses are allocated to our segments based on their respective portfolios. The related Interest expense is calculated based on the amount of allocated debt and the rates associated with that debt. The performance of each segment is assessed based on a consistent leverage ratio. The Provision for credit losses is based on each segment's respective portfolio. Capital expenditures include expenditures for equipment on operating leases and other miscellaneous capital expenditures.

Reconciling items are created based on accounting differences between segment reporting and consolidated external reporting. For the reconciliation of profit before income taxes, we have grouped the reconciling items as follows:

•
Unallocated - This item is related to corporate requirements and strategies that are considered to be for the benefit of the entire organization. Also included are the consolidated results of the special purpose corporation (see Note 11 for additional information) and other miscellaneous items.

•	Timing - Timing differences in the recognition of costs between segment reporting and consolidated external reporting.

•	Methodology - Methodology differences between segment reporting and consolidated external reporting are as follows:

◦	Segment assets include off-balance sheet managed assets for which we maintain servicing responsibilities.

◦	The impact of differences between the actual leverage and the segment leverage ratios.

◦	Interest expense includes realized forward points on foreign currency forward contracts.

◦	The net gain or loss from interest rate derivatives.

◦	The profit attributable to noncontrolling interests is considered a component of segment profit.

As noted above, the segment information is presented on a management-reporting basis. Unlike financial reporting, there is no authoritative guidance for management reporting equivalent to generally accepted accounting principles.

Supplemental segment data and reconciliations to consolidated external reporting for the years ended December 31 was as follows:

(Millions of dollars) 2015	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at December 31, 2015	Capital expenditures
North America	$1,156	$370	$261	$409	$7	$14,444	$1,118
Europe	284	96	31	76	3	3,758	136
Asia/Pacific	285	65	100	21	29	3,924	37
Latin America and CPF	533	108	152	104	64	7,381	89
Mining	373	47	54	225	14	2,848	69
Total Segments	2,631	686	598	835	117	32,355	1,449
Unallocated	72	(96)	69	1	—	1,847	9
Timing	(30)	(32)	—	—	2	164	3
Methodology	—	61	(74)	—	—	(216)	—
Inter-segment Eliminations (1)	—	—	—	—	—	(247)	—
Total	$2,673	$619	$593	$836	$119	$33,903	$1,461

2014	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at December 31, 2014	Capital expenditures
North America	$1,067	$355	$240	$361	$3	$13,661	$1,068
Europe	353	114	52	94	10	4,276	133
Asia/Pacific	368	129	116	24	35	4,767	34
Latin America and CPF	594	144	166	118	62	8,001	111
Mining	461	64	65	272	29	3,161	269
Total Segments	2,843	806	639	869	139	33,866	1,615
Unallocated	70	(82)	48	1	2	1,648	10
Timing	(28)	(8)	—	—	(2)	120	2
Methodology	—	37	(56)	—	—	(215)	—
Inter-segment Eliminations (1)	—	—	—	—	—	(243)	—
Total	$2,885	$753	$631	$870	$139	$35,176	$1,627

2013	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at December 31, 2013	Capital expenditures
North America	$946	$283	$259	$293	$—	$12,160	$773
Europe	347	109	59	80	13	4,720	241
Asia/Pacific	399	156	135	25	9	5,251	54
Latin America and CPF	572	126	188	99	69	8,295	273
Mining	474	85	79	272	12	3,441	469
Total Segments	2,738	759	720	769	103	33,867	1,810
Unallocated	73	(73)	53	1	2	1,595	10
Timing	(26)	(10)	—	—	(4)	68	2
Methodology	—	18	(39)	—	—	(189)	—
Inter-segment Eliminations (1)	—	—	—	—	—	(227)	—
Total	$2,785	$694	$734	$770	$101	$35,114	$1,822

(1) Elimination is primarily related to intercompany loans.

Geographic information:

(Millions of dollars)
	2015	2014	2013
Revenues
Inside U.S.	$1,330	$1,219	$1,045
Inside Canada	198	259	329
Inside Australia	200	261	287
All other	945	1,146	1,124
Total	$2,673	$2,885	$2,785

Equipment on Operating Leases and Non-Leased Equipment (included in Other Assets), Net	2015	2014
Inside U.S.	$2,058	$1,696
Inside Canada	572	756
Inside Australia	282	358
All other	716	896
Total	$3,628	$3,706

NOTE 17 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(Millions of dollars)
2015	First quarter	Second quarter	Third quarter	Fourth quarter
Total revenues	$689	$683	$653	$648
Profit before income taxes	$187	$150	$153	$129
Profit	$133	$104	$109	$114

2014	First quarter	Second quarter	Third quarter	Fourth quarter
Total revenues	$711	$728	$743	$703
Profit before income taxes	$182	$208	$197	$166
Profit	$131	$148	$148	$108

NOTE 18 – EMPLOYEE SEPARATION CHARGES

Our accounting for employee separations is dependent upon how the particular program is designed. For voluntary programs, eligible separation costs are recognized at the time of employee acceptance unless the acceptance requires explicit approval by the Company. For involuntary programs, eligible costs are recognized when management has approved the program, the affected employees have been properly notified and the costs are estimable.

In September 2015, Caterpillar Inc. announced restructuring and cost reduction actions to lower operating costs in response to current economic and business conditions. As part of the announcement, we offered a voluntary retirement enhancement program to qualifying U.S. employees. After employee acceptance, this program required Company approval, which occurred in the fourth quarter of 2015. During 2015, we recognized employee separation charges of $15 million, which is included in Other expenses in the Consolidated Statements of Profit, primarily related to the voluntary retirement enhancement program. The following table summarizes the 2015 separation activity:

(Millions of dollars)
Liability balance at December 31, 2014	$—
Increase in liability (separation charges)	15
Reduction in liability (payments and other adjustments)	(5)
Liability balance at December 31, 2015	$10

The remaining liability balance as of December 31, 2015, represents costs for employees who have not yet separated from the Company or whose full severance has not yet been paid. These remaining costs are expected to be paid in 2016.