Form 10-Q
period 2016-03-31
CATERPILLAR FINANCIAL SERVICES CORP
filed 2016-05-02
CIK 764764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Yes [   ] No [ ✓ ]
As of May 2, 2016, one share of common stock of the registrant was outstanding, which is owned by Caterpillar Inc.
The registrant is a wholly owned subsidiary of Caterpillar Inc. and meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced disclosure format.

UNAUDITED

PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In addition to the accompanying unaudited consolidated financial statements for Caterpillar Financial Services Corporation (together with its subsidiaries, "Cat Financial," "the Company," "we," "us" or "our"), we suggest that you read our 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 16, 2016. The Company files electronically with the SEC required reports on Form 8-K, Form 10-Q, Form 10-K and registration statements on Form S-3 and other forms or reports as required. The public may read and copy any materials the Company has filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished with the SEC are available free of charge through Caterpillar Inc.'s website (www.caterpillar.com/secfilings) as soon as reasonably practicable after filing with the SEC. Copies may also be obtained free of charge by writing to: Legal Dept., Caterpillar Financial Services Corporation, 2120 West End Ave., Nashville, Tennessee 37203-0001. In addition, the public may obtain more detailed information about our parent company, Caterpillar Inc. (together with its subsidiaries, "Caterpillar" or "Cat") by visiting its website (www.caterpillar.com). None of the information contained at any time on our website, Caterpillar’s or the SEC’s websites is incorporated by reference into this document.

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF PROFIT
(Unaudited)
(Dollars in Millions)

	Three Months Ended March 31,
	2016	2015

Revenues:
Retail finance	$298	$320
Operating lease	245	256
Wholesale finance	69	73
Other, net	31	40
Total revenues	643	689

Expenses:
Interest	155	151
Depreciation on equipment leased to others	203	212
General, operating and administrative	98	103
Provision for credit losses	29	18
Other	10	9
Total expenses	495	493

Other income (expense)	(3)	(9)

Profit before income taxes	145	187

Provision for income taxes	44	52

Profit of consolidated companies	101	135

Less: Profit attributable to noncontrolling interests	1	2

Profit [1]	$100	$133

1 Profit attributable to Caterpillar Financial Services Corporation.

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Millions)

	Three Months Ended March 31,
	2016	2015

Profit of consolidated companies	$101	$135

Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (expense)/benefit of: 2016 $37; 2015 $(100)	173	(402)
Derivative financial instruments:
Gains (losses) deferred, net of tax (expense)/benefit of: 2016 $0; 2015 $(1)	(1)	1
(Gains) losses reclassified to earnings, net of tax expense/(benefit) of: 2016 $0; 2015 $0	2	1
Total Other comprehensive income (loss), net of tax	174	(400)

Comprehensive income (loss)	275	(265)

Less: Comprehensive income (loss) attributable to the noncontrolling interests	2	1

Comprehensive income (loss) attributable to Caterpillar Financial Services Corporation	$273	$(266)

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in Millions, except share data)

	March 31, 2016	December 31, 2015
Assets:
Cash and cash equivalents	$1,023	$1,016
Finance receivables, net	27,794	27,388
Notes receivable from Caterpillar	1,531	490
Equipment on operating leases,
less accumulated depreciation	3,577	3,564
Deferred and refundable income taxes	225	240
Other assets	1,190	1,169
Total assets	$35,340	$33,867

Liabilities and stockholder’s equity:
Payable to dealers and others	$138	$137
Payable to Caterpillar - other	53	62
Accrued expenses	184	200
Income taxes payable	37	47
Payable to Caterpillar - borrowings	2,028	1,096
Short-term borrowings	7,804	6,958
Current maturities of long-term debt	5,508	5,360
Long-term debt	15,556	16,209
Deferred income taxes and other liabilities	782	823
Total liabilities	32,090	30,892

Commitments and contingent liabilities (Notes 7 and 9)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid-in amount)	745	745
Additional paid-in capital	2	2
Retained earnings	3,099	2,999
Accumulated other comprehensive income/(loss)	(724)	(897)
Noncontrolling interests	128	126
Total stockholder’s equity	3,250	2,975

Total liabilities and stockholder’s equity	$35,340	$33,867

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Unaudited)
(Dollars in Millions)

Three Months Ended March 31, 2015	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Noncontrolling interests	Total
Balance at December 31, 2014	$745	$2	$3,139	$(364)	$132	$3,654
Profit of consolidated companies			133		2	135
Dividend paid to Caterpillar			(100)			(100)
Foreign currency translation, net of tax				(401)	(1)	(402)
Derivative financial instruments, net of tax				2		2
Balance at March 31, 2015	$745	$2	$3,172	$(763)	$133	$3,289

Three Months Ended March 31, 2016
Balance at December 31, 2015	$745	$2	$2,999	$(897)	$126	$2,975
Profit of consolidated companies			100		1	101
Dividend paid to Caterpillar			—			—
Foreign currency translation, net of tax				172	1	173
Derivative financial instruments, net of tax				1		1
Balance at March 31, 2016	$745	$2	$3,099	$(724)	$128	$3,250

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Profit of consolidated companies	$101	$135
Adjustments for non-cash items:
Depreciation and amortization	206	215
Amortization of receivables purchase discount	(55)	(58)
Provision for credit losses	29	18
Other, net	39	(47)
Changes in assets and liabilities:
Receivables from others	4	(29)
Other receivables/payables with Caterpillar	(8)	1
Payable to dealers and others	8	34
Accrued interest payable	(4)	13
Accrued expenses and other liabilities, net	(33)	(21)
Income taxes payable	17	(16)
Other assets, net	—	2
Net cash provided by operating activities	304	247

Cash flows from investing activities:
Capital expenditures for equipment on operating leases and other capital expenditures	(297)	(294)
Proceeds from disposals of equipment	152	159
Additions to finance receivables	(2,662)	(2,901)
Collections of finance receivables	2,848	2,953
Net changes in Caterpillar purchased receivables	(229)	118
Proceeds from sales of receivables	10	43
Net change in variable lending to Caterpillar	(1,000)	—
Additions to other notes receivable with Caterpillar	(55)	(50)
Collections on other notes receivable with Caterpillar	14	11
Restricted cash and cash equivalents activity, net	5	(5)
Settlements of derivatives	(12)	(37)
Net cash provided by (used for) investing activities	(1,226)	(3)

Cash flows from financing activities:
Net change in variable lending from Caterpillar	674	—
Proceeds from borrowings with Caterpillar	253	—
Proceeds from debt issued (original maturities greater than three months)	1,210	1,527
Payments on debt issued (original maturities greater than three months)	(1,703)	(2,313)
Short-term borrowings, net (original maturities three months or less)	482	950
Dividend paid to Caterpillar	—	(100)
Net cash provided by (used for) financing activities	916	64

Effect of exchange rate changes on cash and cash equivalents	13	(18)

Increase/(decrease) in cash and cash equivalents	7	290
Cash and cash equivalents at beginning of year	1,016	857
Cash and cash equivalents at end of period	$1,023	$1,147

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated profit for the three months ended March 31, 2016 and 2015, (b) the consolidated comprehensive income for the three months ended March 31, 2016 and 2015, (c) the consolidated financial position as of March 31, 2016 and December 31, 2015, (d) the consolidated changes in stockholder's equity for the three months ended March 31, 2016 and 2015 and (e) the consolidated cash flows for the three months ended March 31, 2016 and 2015. The preparation of financial statements, in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), requires management to make estimates and assumptions that affect reported amounts.  The most significant estimates include those related to the residual values for leased assets, our allowance for credit losses and income taxes.  Actual results may differ from these estimates. Certain amounts for prior periods have been reclassified to conform to the current period financial statement presentation.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2015 (2015 Form 10-K) filed with the SEC on February 16, 2016.

The December 31, 2015 financial position data included herein was derived from the audited consolidated financial statements included in the 2015 Form 10-K, but does not include all disclosures required by U.S. GAAP.

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

Comprehensive income/(loss) and its components are presented in the Consolidated Statements of Comprehensive Income. Changes in Accumulated other comprehensive income/(loss), net of tax, included in the Consolidated Statements of Changes in Stockholder's Equity, consisted of the following:

(Millions of dollars)	Foreign currency translation	Derivative financial instruments	Total

Three Months Ended March 31, 2015
Balance at December 31, 2014	$(359)	$(5)	$(364)
Other comprehensive income/(loss) before reclassifications	(401)	1	(400)
Amounts reclassified from accumulated other comprehensive (income)/loss	—	1	1
Other comprehensive income/(loss)	(401)	2	(399)
Balance at March 31, 2015	$(760)	$(3)	$(763)

Three Months Ended March 31, 2016
Balance at December 31, 2015	$(897)	$—	$(897)
Other comprehensive income/(loss) before reclassifications	172	(1)	171
Amounts reclassified from accumulated other comprehensive (income)/loss	—	2	2
Other comprehensive income/(loss)	172	1	173
Balance at March 31, 2016	$(725)	$1	$(724)

The effect of the reclassifications out of Accumulated other comprehensive income/(loss) on the Consolidated Statements of Profit was as follows:

(Millions of dollars)		Three Months Ended March 31,
	Classification of income (expense)	2016	2015
Cross currency contracts	Other income (expense)	$—	$—
Interest rate contracts	Interest expense	(2)	(1)
Reclassifications before tax		(2)	(1)
Tax (provision) benefit		—	—
Total reclassifications from Accumulated other comprehensive income/(loss)		$(2)	$(1)

3.	New Accounting Pronouncements

Revenue recognition – In May 2014, the Financial Accounting Standards Board (FASB) issued new revenue recognition guidance to provide a single, comprehensive revenue recognition model for all contracts with customers. Under the new guidance, an entity will recognize revenue to depict the transfer of promised goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. A five step model has been introduced for an entity to apply when recognizing revenue. The new guidance also includes enhanced disclosure requirements and is effective January 1, 2018, with early adoption permitted for January 1, 2017. Entities have the option to apply the new guidance under a retrospective approach to each prior reporting period presented, or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the Consolidated Statement of Changes in Stockholder's Equity. We plan to adopt the new guidance effective January 1, 2018 and are in the process of evaluating the effect of the new guidance on our financial statements.

UNAUDITED

Variable interest entities – In February 2015, the FASB issued accounting guidance on the consolidation of VIEs. The new guidance revises previous guidance by establishing an analysis for determining whether a limited partnership or similar entity is a VIE and whether outsourced decision-maker fees are considered variable interests. In addition, the new guidance revises how a reporting entity evaluates economics and related parties when assessing who should consolidate a VIE. The guidance was effective January 1, 2016 and did not have a material impact on our financial statements.

Presentation of debt issuance costs – In April 2015, the FASB issued accounting guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability. Prior to the issuance of the new guidance, debt issuance costs were required to be presented in the balance sheet as an asset. The guidance was effective January 1, 2016 and was applied retrospectively. The adoption did not have a material impact on our financial statements.

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

Lease accounting – In February 2016, the FASB issued accounting guidance that revises the accounting for leases. Under the new guidance, lessees are required to recognize a right-of-use asset and a lease liability for all leases. The new guidance will continue to classify leases as either financing or operating, with classification affecting the pattern of expense recognition. The accounting applied by a lessor under the new guidance will be substantially equivalent to current lease accounting guidance. The new guidance is effective January 1, 2019 with early adoption permitted. The new standard is required to be applied with a modified retrospective approach to each prior reporting period presented and provides for certain practical expedients. We are in the process of evaluating the effect of the new guidance on our financial statements.

4.	Finance Receivables

A summary of finance receivables included in the Consolidated Statements of Financial Position was as follows:

(Millions of dollars)
	March 31, 2016	December 31, 2015
Finance leases and installment sale contracts – Retail	$13,829	$13,728
Retail notes receivable	10,602	10,616
Wholesale notes receivable	4,207	3,887
Finance leases and installment sale contracts – Wholesale	272	289
	28,910	28,520
Less: Unearned income	(776)	(794)
Recorded investment in finance receivables	28,134	27,726
Less: Allowance for credit losses	(340)	(338)
Total finance receivables, net	$27,794	$27,388

UNAUDITED

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

We further evaluate our portfolio segments by the class of finance receivables, which is defined as a level of information (below a portfolio segment) in which the finance receivables have the same initial measurement attribute and a similar method for assessing and monitoring credit risk. Typically, our finance receivables within a geographic area have similar credit risk profiles and methods for assessing and monitoring credit risk. Our classes, which align with management reporting for credit losses, are as follows:

•	North America - Finance receivables originated in the United States or Canada.

•	Europe - Finance receivables originated in Europe, Africa, Middle East and the Commonwealth of Independent States.

•	Asia/Pacific - Finance receivables originated in Australia, New Zealand, China, Japan, South Korea and Southeast Asia.

•	Mining - Finance receivables related to large mining customers worldwide and provides project financing in various countries.

•	Latin America - Finance receivables originated in Central and South American countries and Mexico.

•
Caterpillar Power Finance - Finance receivables related to marine vessels with Caterpillar engines worldwide and Caterpillar electrical power generation, gas compression and co-generation systems and non-Caterpillar equipment that is powered by these systems worldwide.

UNAUDITED

Our allowance for credit losses as of March 31, 2016 was $340 million or 1.21 percent of net finance receivables compared with $338 million or 1.22 percent as of December 31, 2015. An analysis of the allowance for credit losses was as follows:

(Millions of dollars)
	March 31, 2016
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$327	$9	$2	$338
Receivables written off	(38)	—	—	(38)
Recoveries on receivables previously written off	7	—	—	7
Provision for credit losses	29	(1)	—	28
Adjustment due to sale of receivables	—	—	—	—
Foreign currency translation adjustment	5	—	—	5
Balance at end of period	$330	$8	$2	$340

Individually evaluated for impairment	$58	$—	$—	$58
Collectively evaluated for impairment	272	8	2	282
Ending Balance	$330	$8	$2	$340

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$606	$—	$—	$606
Collectively evaluated for impairment	19,498	5,101	2,929	27,528
Ending Balance	$20,104	$5,101	$2,929	$28,134

(Millions of dollars)
	December 31, 2015
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$388	$10	$3	$401
Receivables written off	(196)	—	—	(196)
Recoveries on receivables previously written off	41	—	—	41
Provision for credit losses	119	(1)	(1)	117
Adjustment due to sale of receivables	(2)	—	—	(2)
Foreign currency translation adjustment	(23)	—	—	(23)
Balance at end of year	$327	$9	$2	$338

Individually evaluated for impairment	$65	$—	$—	$65
Collectively evaluated for impairment	262	9	2	273
Ending Balance	$327	$9	$2	$338

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$601	$—	$—	$601
Collectively evaluated for impairment	19,431	5,093	2,601	27,125
Ending Balance	$20,032	$5,093	$2,601	$27,726

UNAUDITED

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

(Millions of dollars)
	March 31, 2016
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Recorded Investment in Finance Receivables	91+ Still Accruing
Customer
North America	$62	$29	$30	$121	$8,038	$8,159	$5
Europe	15	11	64	90	2,364	2,454	12
Asia/Pacific	36	22	29	87	2,089	2,176	12
Mining	16	13	62	91	1,691	1,782	1
Latin America	54	114	243	411	1,916	2,327	1
Caterpillar Power Finance	5	14	28	47	3,159	3,206	—
Dealer
North America	—	—	—	—	3,358	3,358	—
Europe	—	—	—	—	329	329	—
Asia/Pacific	—	—	—	—	676	676	—
Mining	—	—	—	—	8	8	—
Latin America	—	—	—	—	727	727	—
Caterpillar Power Finance	—	—	—	—	3	3	—
Caterpillar Purchased Receivables
North America	13	3	1	17	1,651	1,668	1
Europe	1	—	4	5	368	373	—
Asia/Pacific	1	—	—	1	470	471	—
Mining	—	—	—	—	—	—	—
Latin America	—	—	—	—	411	411	—
Caterpillar Power Finance	—	—	—	—	6	6	—
Total	$203	$206	$461	$870	$27,264	$28,134	$32

UNAUDITED

(Millions of dollars)
	December 31, 2015
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Recorded Investment in Finance Receivables	91+ Still Accruing
Customer
North America	$45	$12	$30	$87	$8,031	$8,118	$4
Europe	18	7	44	69	2,358	2,427	9
Asia/Pacific	22	12	21	55	2,108	2,163	6
Mining	6	1	68	75	1,793	1,868	1
Latin America	45	31	199	275	1,998	2,273	—
Caterpillar Power Finance	—	1	35	36	3,147	3,183	2
Dealer
North America	—	—	—	—	3,387	3,387	—
Europe	—	—	—	—	330	330	—
Asia/Pacific	—	—	—	—	611	611	—
Mining	—	—	—	—	4	4	—
Latin America	—	—	—	—	758	758	—
Caterpillar Power Finance	—	—	—	—	3	3	—
Caterpillar Purchased Receivables
North America	16	5	1	22	1,386	1,408	1
Europe	4	—	4	8	307	315	3
Asia/Pacific	—	—	—	—	407	407	—
Mining	—	—	—	—	—	—	—
Latin America	—	—	—	—	454	454	—
Caterpillar Power Finance	—	1	—	1	16	17	—
Total	$156	$70	$402	$628	$27,098	$27,726	$26

UNAUDITED

Impaired finance receivables
For all classes, a finance receivable is considered impaired, based on current information and events, if it is probable that we will be unable to collect all amounts due according to the contractual terms. Impaired finance receivables include finance receivables that have been restructured and are considered to be Troubled Debt Restructures.

There were no impaired finance receivables as of March 31, 2016 and December 31, 2015, for the Dealer and Caterpillar Purchased Receivables portfolio segments. Our recorded investment in impaired finance receivables and the related unpaid principal balances and allowance for the Customer portfolio segment were as follows:

(Millions of dollars)
	As of March 31, 2016			As of December 31, 2015
Impaired Finance Receivables With No Allowance Recorded	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
North America	$20	$20	$—	$12	$12	$—
Europe	39	39	—	41	41	—
Asia/Pacific	4	4	—	1	1	—
Mining	79	79	—	84	84	—
Latin America	27	27	—	28	28	—
Caterpillar Power Finance	268	267	—	242	241	—
Total	$437	$436	$—	$408	$407	$—
Impaired Finance Receivables With An Allowance Recorded
North America	$15	$13	$4	$14	$13	$4
Europe	11	11	6	11	10	5
Asia/Pacific	35	35	5	34	34	4
Mining	11	11	4	11	11	3
Latin America	53	53	22	53	53	21
Caterpillar Power Finance	44	44	17	70	70	28
Total	$169	$167	$58	$193	$191	$65
Total Impaired Finance Receivables
North America	$35	$33	$4	$26	$25	$4
Europe	50	50	6	52	51	5
Asia/Pacific	39	39	5	35	35	4
Mining	90	90	4	95	95	3
Latin America	80	80	22	81	81	21
Caterpillar Power Finance	312	311	17	312	311	28
Total	$606	$603	$58	$601	$598	$65

UNAUDITED

(Millions of dollars)
	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
Impaired Finance Receivables With No Allowance Recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
North America	$14	$—	$14	$—
Europe	40	—	44	—
Asia/Pacific	2	—	4	—
Mining	81	1	102	2
Latin America	27	—	32	—
Caterpillar Power Finance	253	3	135	1
Total	$417	$4	$331	$3
Impaired Finance Receivables With An Allowance Recorded
North America	$14	$—	$6	$—
Europe	12	—	14	—
Asia/Pacific	33	1	26	—
Mining	11	—	63	1
Latin America	51	1	46	1
Caterpillar Power Finance	59	—	128	—
Total	$180	$2	$283	$2
Total Impaired Finance Receivables
North America	$28	$—	$20	$—
Europe	52	—	58	—
Asia/Pacific	35	1	30	—
Mining	92	1	165	3
Latin America	78	1	78	1
Caterpillar Power Finance	312	3	263	1
Total	$597	$6	$614	$5

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

As of March 31, 2016 and December 31, 2015, there were no finance receivables on non-accrual status for the Dealer portfolio segment. As of March 31, 2016 and December 31, 2015, there was $4 million and $1 million, respectively, in finance receivables on non-accrual status for the Caterpillar Purchased Receivables portfolio segment, all of which was in the Europe finance receivable class. The investment in Customer finance receivables on non-accrual status was as follows:

(Millions of dollars)
	March 31, 2016	December 31, 2015
North America	$40	$31
Europe	56	39
Asia/Pacific	18	15
Mining	135	106
Latin America	262	217
Caterpillar Power Finance	57	77
Total	$568	$485

UNAUDITED

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

As of March 31, 2016 and December 31, 2015, there were $2 million and $3 million, respectively, of additional funds committed to lend to a borrower whose terms have been modified in a TDR.

There were no finance receivables modified as TDRs during the three months ended March 31, 2016 and 2015 for the Dealer or Caterpillar Purchased Receivables portfolio segments. Finance receivables in the Customer portfolio segment modified as TDRs were as follows:

(Dollars in millions)	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
North America	11	$10	$10	3	$1	$1
Asia/Pacific	4	3	3	—	—	—
Latin America	2	—	—	—	—	—
Caterpillar Power Finance	4	39	27	2	83	80
Total	21	$52	$40	5	$84	$81

During the three months ended March 31, 2016, $1 million of additional funds were subsequently loaned to a borrower whose terms had been modified in a TDR. The $1 million of additional funds is not reflected in the table above as no incremental modifications have been made with the borrower during the periods presented. During the three months ended March 31, 2015, no additional funds were subsequently loaned to a borrower whose terms had been modified in a TDR.

TDRs in the Customer portfolio segment with a payment default during the three months ended March 31, 2016 and 2015, which had been modified within twelve months prior to the default date, were as follows:

(Dollars in millions)	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment
North America	4	$—	4	$1
Europe	13	1	—	—
Asia/Pacific	3	—	—	—
Latin America	1	—	1	—
Total	21	$1	5	$1

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

We have a match-funding policy that addresses interest rate risk by aligning the interest rate profile (fixed or floating rate and duration) of our debt portfolio with the interest rate profile of our finance receivable portfolio within predetermined ranges on an ongoing basis.  In connection with that policy, we use interest rate derivative instruments to modify the debt structure to match assets within the finance receivable portfolio.  This matched funding reduces the volatility of margins between interest-bearing assets and interest-bearing liabilities, regardless of which direction interest rates move.

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

UNAUDITED

As of March 31, 2016, less than $1 million of deferred net losses, net of tax, included in equity (AOCI in the Consolidated Statements of Financial Position), related to our floating-to-fixed interest rate swaps, are expected to be reclassified to Interest expense over the next twelve months.  The actual amount recorded in Interest expense will vary based on interest rates at the time the hedged transactions impact earnings.

We have, at certain times, liquidated fixed-to-floating interest rate swaps that resulted in deferred gains at the time of liquidation.  The deferred gains associated with these interest rate swaps are included in Long-term debt in the Consolidated Statements of Financial Position and are being amortized to Interest expense over the remaining term of the previously designated hedged item.

The location and fair value of derivative instruments reported in the Consolidated Statements of Financial Position were as follows:

(Millions of dollars)
		Asset (Liability) Fair Value
	Consolidated Statements of Financial Position Location	March 31, 2016	December 31, 2015
Designated derivatives
Interest rate contracts	Other assets	$55	$51
Interest rate contracts	Accrued expenses	(3)	(4)
Cross currency contracts	Other assets	—	1
		$52	$48
Undesignated derivatives
Foreign exchange contracts	Other assets	$22	$3
Foreign exchange contracts	Accrued expenses	(10)	(6)
Cross currency contracts	Other assets	32	36
		$44	$33

The total notional amounts of the derivative instruments were $3.95 billion and $3.54 billion as of March 31, 2016 and December 31, 2015, respectively. The notional amounts of the derivative financial instruments do not represent amounts exchanged by the parties. The amounts exchanged by the parties are calculated by reference to the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates and interest rates.

For the three months ended March 31, 2016 and 2015, the deferred gains (losses) recorded in AOCI on the Consolidated Statements of Changes in Stockholder’s Equity associated with our cash flow interest rate contract hedges were as follows:

(Millions of dollars)
Balance as of December 31, 2015, net of tax (expense)/benefit of $0	$—
Gains (losses) deferred during the period, net of tax (expense)/benefit of $0	(1)
(Gains) losses reclassified to earnings, net of tax expense/(benefit) of $0	2
Balance as of March 31, 2016, net of tax (expense)/benefit of $0	$1

(Millions of dollars)
Balance as of December 31, 2014, net of tax (expense)/benefit of $3	$(5)
Gains (losses) deferred during the period, net of tax (expense)/benefit of $(1)	1
(Gains) losses reclassified to earnings, net of tax expense/(benefit) of $0	1
Balance as of March 31,2015, net of tax (expense)/benefit of $2	$(3)

UNAUDITED

The effect of derivatives designated as hedging instruments on the Consolidated Statements of Profit was as follows:

Fair Value Hedges
(Millions of dollars)
		Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts	Other income (expense)	$3	$(4)	$(1)	$1

Cash Flow Hedges
(Millions of dollars)
Three Months Ended March 31, 2016
	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(2)	$—
Interest rate contracts	Other income (expense)	—	—
Cross currency contracts	Other income (expense)	—	—
		$(2)	$—

Three Months Ended March 31, 2015
	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(1)	$—
Interest rate contracts	Other income (expense)	—	—
		$(1)	$—

The effect of derivatives not designated as hedging instruments on the Consolidated Statements of Profit was as follows:

Undesignated Derivatives
(Millions of dollars)		Three Months Ended March 31,
	Classification	2016	2015
Foreign exchange contracts	Other income (expense)	$1	$(38)
Cross currency contracts	Other income (expense)	(5)	10
		$(4)	$(28)

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

Collateral is generally not required of the counterparties or us under the master netting agreements. As of March 31, 2016 and December 31, 2015, no cash collateral was received or pledged under the master netting agreements.

The effect of net settlement provisions of the master netting agreements on our derivative balances upon an event of default or a termination event was as follows:

Offsetting of Derivative Assets and Liabilities
(Millions of dollars)
	March 31, 2016	December 31, 2015
Derivative Assets
Gross Amount of Recognized Assets	$109	$91
Gross Amounts Offset	—	—
Net Amount of Assets(1)	109	91
Gross Amounts Not Offset	(5)	(5)
Net Amount	$104	$86

Derivative Liabilities
Gross Amount of Recognized Liabilities	$(13)	$(10)
Gross Amounts Offset	—	—
Net Amount of Liabilities(1)	(13)	(10)
Gross Amounts Not Offset	5	5
Net Amount	$(8)	$(5)

(1) As presented in the Consolidated Statements of Financial Position.

UNAUDITED

6.	Segment Information

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

B.     Description of Segments

We have 5 operating segments that offer financing services. Following is a brief description of our segments.

•	North America - Includes our operations in the United States and Canada.

•	Europe - Includes our operations in Europe, Africa, Middle East and the Commonwealth of Independent States.

•	Asia/Pacific - Includes our operations in Australia, New Zealand, China, Japan, South Korea and Southeast Asia.

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

•	Timing - Timing differences in the recognition of costs between segment reporting and consolidated external reporting.

•	Methodology - Methodology differences between segment reporting and consolidated external reporting are as follows:

◦	Segment assets include off-balance sheet managed assets for which we maintain servicing responsibilities.

◦	The impact of differences between the actual leverage and the segment leverage ratios.

◦	Interest expense includes realized forward points on foreign currency forward contracts.

◦	The net gain or loss from interest rate derivatives.

◦	The profit attributable to noncontrolling interests is considered a component of segment profit.

UNAUDITED

Supplemental segment data and reconciliations to consolidated external reporting for the three months ended March 31 was as follows:

(Millions of dollars) 2016	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at March 31, 2016	Capital expenditures
North America	$300	$82	$73	$109	$9	$14,973	$172
Europe	66	20	8	20	2	3,860	38
Asia/Pacific	61	21	20	6	(1)	3,918	10
Latin America and CPF	125	27	42	17	17	7,320	17
Mining	81	10	13	51	4	2,761	58
Total Segments	633	160	156	203	31	32,832	295
Unallocated	18	(32)	24	—	—	2,820	1
Timing	(8)	(4)	—	—	(2)	147	1
Methodology	—	21	(25)	—	—	(194)	—
Inter-segment Eliminations (1)	—	—	—	—	—	(265)	—
Total	$643	$145	$155	$203	$29	$35,340	$297

2015	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at December 31, 2015	Capital expenditures
North America	$284	$97	$63	$101	$(4)	$14,419	$176
Europe	75	30	8	20	—	3,758	20
Asia/Pacific	80	20	31	5	9	3,923	4
Latin America and CPF	140	29	38	28	19	7,376	24
Mining	102	30	15	58	(10)	2,947	69
Total Segments	681	206	155	212	14	32,423	293
Unallocated	16	(20)	15	—	—	1,743	—
Timing	(8)	(11)	—	—	4	164	1
Methodology	—	12	(19)	—	—	(216)	—
Inter-segment Eliminations (1)	—	—	—	—	—	(247)	—
Total	$689	$187	$151	$212	$18	$33,867	$294

(1) Elimination is primarily related to intercompany loans.

7.	Guarantees

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

No significant loss has been experienced or is anticipated under any of these guarantees.  At March 31, 2016 and December 31, 2015, the related liability was less than $1 million. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees was $52 million and $39 million at March 31, 2016 and December 31, 2015, respectively.

UNAUDITED

We provide guarantees to repurchase certain loans of Caterpillar dealers from a special purpose corporation (SPC) that qualifies as a VIE (see Note 1 for additional information regarding the accounting guidance on the consolidation of VIEs).  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  We have a loan purchase agreement with the SPC that obligates us to purchase certain loans that are not paid at maturity.  We receive a fee for providing this guarantee, which provides a source of liquidity for the SPC.  We are the primary beneficiary of the SPC as our guarantees result in us having both the power to direct the activities that most significantly impact the SPC's economic performance and the obligation to absorb losses and therefore we have consolidated the financial statements of the SPC.  As of March 31, 2016 and December 31, 2015, the SPC’s assets of $1.23 billion and $1.21 billion, respectively, were primarily comprised of loans to dealers, which are included in Finance receivables, net in the Consolidated Statements of Financial Position, and the SPC's liabilities of $1.23 billion and $1.21 billion, respectively, were primarily comprised of commercial paper, which is included in Short-term borrowings in the Consolidated Statements of Financial Position.  The assets of the SPC are not available to pay our creditors. We may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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

Derivative financial instruments are measured on a recurring basis at fair value and are classified as Level 2 measurements.  We had derivative financial instruments in a net asset position, included in our Consolidated Statements of Financial Position of $96 million and $81 million as of March 31, 2016 and December 31, 2015, respectively.

UNAUDITED

Impaired loans
Our impaired loans are subject to measurement at fair value on a nonrecurring basis and are classified as Level 3 measurements. A loan is considered impaired when management determines that collection of contractual amounts due is not probable. In these cases, an allowance for credit losses may be established based either on the present value of expected future cash flows discounted at the receivables' effective interest rate, or the fair value of the collateral for collateral-dependent receivables. In determining collateral value, we estimate the current fair market value of the collateral less selling costs. We had impaired loans carried at the fair value of the underlying collateral value of $69 million and $91 million as of March 31, 2016 and December 31, 2015, respectively.

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

Please refer to the table below for the fair values of our financial instruments.

(Millions of dollars)	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Cash and cash equivalents	$1,023	$1,023	$1,016	$1,016	1
Foreign currency contracts:
In a receivable position	$22	$22	$3	$3	2	Note 5
In a payable position	$(10)	$(10)	$(6)	$(6)	2	Note 5
Cross currency contracts
In a receivable position	$32	$32	$37	$37	2	Note 5
Finance receivables, net (excluding finance leases(1))	$21,384	$21,422	$20,935	$20,925	3	Note 4
Restricted cash and cash equivalents(2)	$13	$13	$18	$18	1
Short-term borrowings	$(7,804)	$(7,804)	$(6,958)	$(6,958)	1
Long-term debt	$(21,064)	$(21,596)	$(21,569)	$(21,904)	2
Interest rate swaps:
In a net receivable position	$55	$55	$51	$51	2	Note 5
In a net payable position	$(3)	$(3)	$(4)	$(4)	2	Note 5
Guarantees	$—	$—	$—	$—	3	Note 7

(1)As of March 31, 2016 and December 31, 2015, represents finance leases with a net carrying value of $6.41 billion and $6.45 billion, respectively.
(2) Included in Other assets in the Consolidated Statements of Financial Position.

UNAUDITED

9.	Contingencies

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

The Provision for income taxes reflects an estimated annual tax rate of 30 percent in the first quarter of 2016 compared with 28 percent in the first quarter of 2015. The increase in the estimated annual tax rate is primarily due to changes in the geographic mix of profits.

11.	Employee Separation Charges

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

In September 2015, Caterpillar Inc. announced restructuring and cost reduction actions to lower operating costs in response to weak economic and business conditions. As part of the announcement, we offered a voluntary retirement enhancement program to qualifying U.S. employees. For the year-ended December 31, 2015, we recognized employee separation charges of $15 million, which is included in Other expenses in the Consolidated Statements of Profit, primarily related to the voluntary retirement enhancement program. The following table summarizes the 2015 and 2016 separation activity:

(Millions of dollars)
Liability balance at December 31, 2014	$—
Increase in liability (separation charges)	15
Reduction in liability (payments)	(5)
Liability balance at December 31, 2015	$10
Increase in liability (separation charges)	—
Reduction in liability (payments)	(10)
Liability balance at March 31, 2016	$—

UNAUDITED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW:  FIRST QUARTER 2016 VS. FIRST QUARTER 2015

We reported first-quarter 2016 revenues of $643 million, a decrease of $46 million, or 7 percent, compared with the first quarter of 2015. First-quarter 2016 profit was $100 million, a $33 million, or 25 percent, decrease from the first quarter of 2015.

•	The decrease in revenues was primarily due to a $23 million unfavorable impact from lower average earning assets and a $13 million unfavorable impact from lower average financing rates.

•
Profit before income taxes was $145 million for the first quarter of 2016, compared with $187 million for the first quarter of 2015. The decrease was primarily due to a $17 million decrease in net yield on average earning assets reflecting geographic mix changes and currency impacts, an $11 million increase in provision for credit losses and a $10 million unfavorable impact from lower average earning assets.

•
The provision for income taxes reflects an estimated annual tax rate of 30 percent in the first quarter of 2016, compared with 28 percent in the first quarter of 2015. The increase in the estimated annual tax rate is primarily due to changes in the geographic mix of profits.

•
During the first quarter of 2016, retail new business volume was $2.29 billion, a decrease of $173 million, or 7 percent, from the first quarter of 2015. The decrease was primarily related to lower volume in the mining and marine portfolios.

•
At the end of the first quarter of 2016, past dues were 2.78 percent, compared with 3.08 percent at the end of the first quarter of 2015. Write-offs, net of recoveries, were $31 million for the first quarter of 2016, compared with $12 million for the first quarter of 2015. The increase in write-offs, net of recoveries, was primarily driven by the Caterpillar Power Finance and North American portfolios.

•
As of March 31, 2016, the allowance for credit losses totaled $340 million, or 1.21 percent of net finance receivables, compared with $392 million, or 1.38 percent of net finance receivables at March 31, 2015. The allowance for credit losses at year-end 2015 was $338 million, or 1.22 percent of net finance receivables.

UNAUDITED

REVIEW OF CONSOLIDATED STATEMENTS OF PROFIT
THREE MONTHS ENDED MARCH 31, 2016 VS. THREE MONTHS ENDED MARCH 31, 2015

REVENUES
Retail revenue for the first quarter of 2016 was $298 million, a decrease of $22 million from the same period in 2015. The decrease was due to a $13 million unfavorable impact from lower interest rates on retail finance receivables and a $9 million unfavorable impact from lower average earning assets. For the quarter ended March 31, 2016, retail average earning assets were $23.52 billion, a decrease of $654 million from the same period in 2015. The annualized average yield was 5.07 percent for the first quarter of 2016, compared with 5.30 percent for the first quarter of 2015.

Operating lease revenue for the first quarter of 2016 was $245 million, a decrease of $11 million from the same period in 2015. The decrease was due to a $10 million unfavorable impact from lower average rental rates on operating leases and a $1 million unfavorable impact from lower average earning assets.

Wholesale revenue for the first quarter of 2016 was $69 million, a decrease of $4 million from the same period in 2015. The decrease was due to an $8 million unfavorable impact from lower average earning assets, partially offset by a $4 million favorable impact from higher interest rates on wholesale finance receivables. For the quarter ended March 31, 2016, wholesale average earning assets were $4.01 billion, a decrease of $529 million from the same period in 2015. The annualized average yield was 6.87 percent for the first quarter of 2016, compared with 6.47 percent for the first quarter of 2015.

Other revenue, net, items were as follows:

(Millions of dollars)	Three Months Ended March 31,
	2016	2015
Finance receivable and operating lease fees (including late charges)	$17	$16
Fees on committed credit facility extended to Caterpillar	10	10
Interest income on Notes Receivable from Caterpillar	6	5
Net gain (loss) on returned or repossessed equipment	(6)	3
Miscellaneous other revenue, net	4	6
Total Other revenue, net	$31	$40

EXPENSES
Interest expense for the first quarter of 2016 was $155 million, an increase of $4 million from the same period in 2015. This increase was primarily due to an increase of 5 basis points in the average cost of borrowing to 2.12 percent for the first quarter of 2016, up from 2.07 percent for the first quarter of 2015.

Depreciation expense on equipment leased to others was $203 million, down $9 million from the first quarter of 2015. Changes in depreciation expense on equipment leased to others are driven by fluctuations in the depreciable basis of the underlying equipment and the lease term of our operating lease portfolio.

General, operating and administrative expenses were $98 million for the first quarter of 2016, compared with $103 million for the same period in 2015. This decrease was primarily due to lower personnel costs, including incentive compensation expense.

Provision for credit losses was $29 million for the first quarter of 2016, compared with $18 million for the same period in 2015. The increase was primarily due to an increase in write-offs, net of recoveries, partially offset by a favorable impact from changes in the allowance rate. Write-offs, net of recoveries, were $31 million for the first quarter of 2016, compared with $12 million for the first quarter of 2015. The increase in write-offs, net of recoveries, was primarily driven by the Caterpillar Power Finance and North American portfolios.

Other expenses, consisting primarily of repossession-related expenses, were $10 million for the first quarter of 2016, up $1 million from the same period in 2015.

UNAUDITED

Other income (expense) items were as follows:

(Millions of dollars)	Three Months Ended March 31,
	2016	2015
Net loss from interest rate derivatives	$(2)	$—
Net currency exchange loss, including forward points	(1)	(9)
Total Other income (expense)	$(3)	$(9)

The Provision for income taxes was $44 million for the first quarter of 2016, compared with $52 million for the first quarter of 2015. The Provision for income taxes reflects an estimated annual tax rate of 30 percent in the first quarter of 2016, compared with 28 percent in the first quarter of 2015. The increase in the estimated annual tax rate is primarily due to changes in the geographic mix of profits.

PROFIT
As a result of the performance discussed above, profit was $100 million for the first quarter of 2016, a decrease of $33 million, or 25 percent, from the first quarter of 2015.

REVIEW OF CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

ASSETS
Total assets were $35.34 billion as of March 31, 2016, an increase of $1.47 billion, or 4 percent, from December 31, 2015, primarily due to the impact of lending activity with Caterpillar.

Our allowance for credit losses as of March 31, 2016 was $340 million or 1.21 percent of net finance receivables compared with $338 million or 1.22 percent as of December 31, 2015. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and current economic conditions. We believe our allowance is sufficient to provide for losses inherent in our existing finance receivable portfolio as of March 31, 2016.

Total non-performing finance receivables, which represent finance receivables currently on non-accrual status, were $568 million and $485 million at March 31, 2016 and December 31, 2015, respectively. Total non-performing finance receivables as a percentage of total finance receivables were 2.02 percent and 1.75 percent at March 31, 2016 and December 31, 2015, respectively.

New Business Volume
New retail financing for the three months ended March 31, 2016 was $2.00 billion, a decrease of $181 million, or 8 percent, from the same period in 2015. New retail financing decreased primarily due to lower volume in the marine and mining portfolios. New operating lease activity (which is substantially related to retail) for the three months ended March 31, 2016 was $300 million, an increase of $5 million, or 2 percent, from the same period in 2015. New wholesale financing activity for the three months ended March 31, 2016 was $7.83 billion, a decrease of $1.81 billion, or 19 percent, from the same period in 2015. New wholesale financing decreased primarily due to lower purchases of trade receivables from Caterpillar.

Off-Balance Sheet Managed Assets
We manage and service receivables and leases that have been sold by us to third parties with limited or no recourse in order to mitigate our concentration of credit risk with certain customers. These assets are not available to pay our creditors. Off-balance sheet managed assets were as follows:

(Millions of dollars)	March 31, 2016	December 31, 2015
Retail notes receivable	$98	$113
Operating leases	78	81
Retail installment sale contracts	70	67
Retail finance leases	41	49
Total off-balance sheet managed assets	$287	$310

UNAUDITED

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity provide us with the ability to meet our financial obligations on a timely basis.  Maintaining and managing adequate capital and liquidity resources includes management of funding sources and their utilization based on current, future and contingent needs. Throughout the first quarter of 2016, we experienced favorable liquidity conditions. We ended the first quarter of 2016 with $1.02 billion of cash, a slight increase from year-end 2015. Our cash balances are held in numerous locations throughout the world with approximately $262 million held by our non-U.S. subsidiaries. Amounts held by non-U.S. subsidiaries are available for general corporate use and could be used in the United States without incurring significant additional U.S. taxes. We expect to meet our United States funding needs without repatriating undistributed profits that are indefinitely reinvested outside the United States.

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

Total borrowings outstanding as of March 31, 2016 were $30.90 billion, an increase of $1.27 billion over December 31, 2015, primarily due to the impact of lending activity with Caterpillar. Outstanding borrowings were as follows:

(Millions of dollars)	March 31, 2016	December 31, 2015
Medium-term notes, net of unamortized discount and debt issuance costs	$20,039	$20,574
Commercial paper, net of unamortized discount	6,619	5,811
Bank borrowings – long-term	1,025	995
Bank borrowings – short-term	554	440
Variable denomination floating rate demand notes	631	707
Notes payable to Caterpillar	2,028	1,096
Total outstanding borrowings	$30,896	$29,623

Medium-term notes
We issue medium-term unsecured notes through securities dealers or underwriters in the U.S., Canada, Europe, Australia, Japan, Hong Kong, Argentina and Mexico to both retail and institutional investors. These notes are offered in several currencies and with a variety of maturities. These notes are senior unsecured obligations of the Company. Medium-term notes outstanding as of March 31, 2016, mature as follows:

(Millions of dollars)
2016	$3,406
2017	5,675
2018	4,846
2019	2,464
2020	1,111
Thereafter	2,537
Total	$20,039

Medium-term notes issued totaled $788 million and redeemed totaled $1.53 billion for the three months ended March 31, 2016.

UNAUDITED

Commercial paper
We issue unsecured commercial paper in the U.S., Europe and other international capital markets.  These short-term promissory notes are issued on a discounted basis and are payable at maturity.

Revolving credit facilities
We have three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and us for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of March 31, 2016 was $7.75 billion.

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

At March 31, 2016, Caterpillar’s consolidated net worth was $15.71 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined in the Credit Facility as the consolidated stockholders' equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income/(loss).

At March 31, 2016, our covenant interest coverage ratio was 1.98 to 1.  This is above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at March 31, 2016, our covenant leverage ratio was 7.70 to 1.  This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event that either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At March 31, 2016, there were no borrowings under the Credit Facility.

Bank borrowings
Credit lines with banks as of March 31, 2016 totaled $3.92 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements.  The remaining available credit commitments may be withdrawn any time at the lenders' discretion.  As of March 31, 2016, we had $1.58 billion outstanding against these credit lines and were in compliance with all debt covenants under these credit lines.

Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction.  We do not hold reserves to fund the payment of the demand notes.  The notes are offered on a continuous basis.

Notes receivable from/payable to Caterpillar
Under our variable amount and term lending agreements and other notes receivable with Caterpillar, we may borrow up to $3.30 billion from Caterpillar and Caterpillar may borrow up to $1.79 billion from us.  The variable amount lending agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice.  The term lending agreements have remaining maturities ranging up to ten years. We had notes payable of $2.03 billion and notes receivable of $1.53 billion outstanding under these agreements as of March 31, 2016.

UNAUDITED

Committed credit facility
We extended a $2 billion committed credit facility to Caterpillar, which expires in February 2019.  We receive a fee from Caterpillar based on amounts drawn under the credit facility and a commitment fee for the undrawn amounts under the credit facility.  At March 31, 2016, there were no borrowings under this credit facility.

OFF-BALANCE SHEET ARRANGEMENTS
We lease all of our facilities. In addition, we have potential payment exposure for guarantees issued to third parties totaling $52 million as of March 31, 2016.

CASH FLOWS
Operating cash flow was $304 million in the first three months of 2016, compared with $247 million for the same period a year ago. Net cash used for investing activities was $1.23 billion for the first three months of 2016, compared with $3 million for the same period in 2015. The change was primarily due to the impact of lending activity with Caterpillar. Net cash provided by financing activities was $916 million for the first three months of 2016, compared with $64 million for the same period in 2015. The change was primarily due to the impact of borrowings with Caterpillar.

CRITICAL ACCOUNTING POLICIES

For a discussion of the Company’s critical accounting policies, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2015 Annual Report on Form 10-K.

UNAUDITED

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q may be considered "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements may relate to future events or our future financial performance, which may involve known and unknown risks and uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by any forward-looking statements. From time to time, we may also provide forward-looking statements in oral presentations to the public or in other materials we issue to the public. Forward-looking statements give current expectations or forecasts of future events about the company. You may identify these statements by the fact that they do not relate to historical or current facts and may use words such as "believes," "expects," "estimates," "anticipates," "will," "should," "plan," "project," "intend," "could" and similar words or phrases. These statements are only predictions. Actual events or results may differ materially due to factors that affect international businesses, including changes in economic conditions and disruptions in the global financial and credit markets and changes in laws and regulations and political stability, as well as factors specific to Cat Financial and the markets we serve, including the market’s acceptance of our products and services, the creditworthiness of our customers, interest rate and currency rate fluctuations and estimated residual values of leased equipment. These risk factors may not be exhaustive. We operate in a continually changing business environment and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. Moreover, we do not assume responsibility for the accuracy and completeness of those statements. Forward-looking statements are qualified in their entirety by reference to the factors discussed under the caption "Risk Factors" in our Form 10-K filed with the Securities and Exchange Commission (SEC) on February 16, 2016 for the year ended December 31, 2015, and in this Form 10-Q filing. We do not undertake to update our forward-looking statements.

UNAUDITED

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective as of the end of the period covered by this quarterly report.

Changes in internal control over financial reporting
There have been no changes in the Company's internal control over financial reporting during the first quarter of 2016 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

For a discussion of risks and uncertainties that may affect our business, please see Part I. Item 1A. Risk Factors in our annual report on Form 10-K filed with the SEC on February 16, 2016 for the year ended December 31, 2015. There has been no material change in this information for the current quarter.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description of Exhibit

12	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Kent M. Adams, President, Director and Chief Executive Officer of Caterpillar Financial Services Corporation, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Caterpillar Financial Services Corporation
(Registrant)
Date:	May 2, 2016	By:	/s/Kent M. Adams
Kent M. Adams, President, Director and Chief Executive Officer

Date:	May 2, 2016	By:	/s/James A. Duensing
James A. Duensing, Executive Vice President and Chief Financial Officer

Date:	May 2, 2016	By:	/s/Leslie S. Zmugg
Leslie S. Zmugg, Secretary

Date:	May 2, 2016	By:	/s/Jeffry D. Everett
Jeffry D. Everett, Controller