Form 10-Q
period 2016-06-30
CATERPILLAR FINANCIAL SERVICES CORP
filed 2016-08-03
CIK 764764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Yes [   ] No [ ✓ ]
As of August 3, 2016, one share of common stock of the registrant was outstanding, which is owned by Caterpillar Inc.
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

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF PROFIT
(Unaudited)
(Dollars in Millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenues:
Retail finance	$309	$313	$607	$633
Operating lease	254	256	499	512
Wholesale finance	71	75	140	148
Other, net	25	39	56	79
Total revenues	659	683	1,302	1,372

Expenses:
Interest	152	150	307	301
Depreciation on equipment leased to others	211	210	414	422
General, operating and administrative	97	108	195	211
Provision for credit losses	38	49	67	67
Other	9	11	19	20
Total expenses	507	528	1,002	1,021

Other income (expense)	(4)	(5)	(7)	(14)

Profit before income taxes	148	150	293	337

Provision for income taxes	44	46	88	98

Profit of consolidated companies	104	104	205	239

Less: Profit attributable to noncontrolling interests	2	—	3	2

Profit [1]	$102	$104	$202	$237

1 Profit attributable to Caterpillar Financial Services Corporation.

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Profit of consolidated companies	$104	$104	$205	$239

Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (expense)/benefit of: 2016 $(20) three months, $17 six months; 2015 $34 three months, $(66) six months	(68)	136	105	(266)
Derivative financial instruments:
Gains (losses) deferred, net of tax (expense)/benefit of: 2016 $3 three months, $3 six months; 2015 $0 three months, $(1) six months	(4)	—	(5)	1
(Gains) losses reclassified to earnings, net of tax expense/(benefit) of: 2016 $(3) three months, $(3) six months; 2015 $(1) three months, $(1) six months	4	1	6	2
Available-for-sale securities:
Gains (losses) deferred, net of tax (expense)/benefit of: 2016 $0 three months, $0 six months; 2015 $0 three months, $0 six months	(2)	—	(2)	—
(Gains) losses reclassified to earnings, net of tax expense/(benefit) of: 2016 $0 three months, $0 six months; 2015 $0 three months, $0 six months	—	—	—	—
Total Other comprehensive income (loss), net of tax	(70)	137	104	(263)

Comprehensive income (loss)	34	241	309	(24)

Less: Comprehensive income (loss) attributable to the noncontrolling interests	(1)	2	1	3

Comprehensive income (loss) attributable to Caterpillar Financial Services Corporation	$35	$239	$308	$(27)

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in Millions, except share data)

	June 30, 2016	December 31, 2015
Assets:
Cash and cash equivalents	$1,075	$1,016
Finance receivables, net	27,323	27,388
Notes receivable from Caterpillar	1,530	490
Equipment on operating leases,
less accumulated depreciation	3,786	3,564
Deferred and refundable income taxes	116	240
Other assets	1,225	1,169
Total assets	$35,055	$33,867

Liabilities and stockholder’s equity:
Payable to dealers and others	$150	$137
Payable to Caterpillar - other	44	62
Accrued expenses	189	200
Income taxes payable	72	47
Payable to Caterpillar - borrowings	1,929	1,096
Short-term borrowings	7,220	6,958
Current maturities of long-term debt	5,805	5,360
Long-term debt	15,546	16,209
Deferred income taxes and other liabilities	816	823
Total liabilities	31,771	30,892

Commitments and contingent liabilities (Notes 7 and 9)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid-in amount)	745	745
Additional paid-in capital	2	2
Retained earnings	3,201	2,999
Accumulated other comprehensive income/(loss)	(791)	(897)
Noncontrolling interests	127	126
Total stockholder’s equity	3,284	2,975

Total liabilities and stockholder’s equity	$35,055	$33,867

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Unaudited)
(Dollars in Millions)

Six Months Ended June 30, 2015	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Noncontrolling interests	Total
Balance at December 31, 2014	$745	$2	$3,139	$(364)	$132	$3,654
Profit of consolidated companies			237		2	239
Dividend paid to Caterpillar			(250)			(250)
Foreign currency translation, net of tax				(267)	1	(266)
Derivative financial instruments, net of tax				3		3
Balance at June 30, 2015	$745	$2	$3,126	$(628)	$135	$3,380

Six Months Ended June 30, 2016
Balance at December 31, 2015	$745	$2	$2,999	$(897)	$126	$2,975
Profit of consolidated companies			202		3	205
Dividend paid to Caterpillar			—			—
Foreign currency translation, net of tax				107	(2)	105
Derivative financial instruments, net of tax				1		1
Available-for-sale securities, net of tax				(2)		(2)
Balance at June 30, 2016	$745	$2	$3,201	$(791)	$127	$3,284

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Profit of consolidated companies	$205	$239
Adjustments for non-cash items:
Depreciation and amortization	419	428
Amortization of receivables purchase discount	(110)	(116)
Provision for credit losses	67	67
Other, net	73	(16)
Changes in assets and liabilities:
Receivables from others	(1)	(29)
Other receivables/payables with Caterpillar	(17)	(25)
Payable to dealers and others	10	35
Accrued interest payable	(3)	(1)
Accrued expenses and other liabilities, net	(28)	(35)
Income taxes payable	169	119
Other assets, net	1	2
Net cash provided by operating activities	785	668

Cash flows from investing activities:
Capital expenditures for equipment on operating leases and other capital expenditures	(909)	(636)
Proceeds from disposals of equipment	333	328
Additions to finance receivables	(6,026)	(6,171)
Collections of finance receivables	6,006	5,965
Net changes in Caterpillar purchased receivables	396	295
Proceeds from sales of receivables	42	74
Net change in variable lending to Caterpillar	(1,000)	—
Additions to other notes receivable with Caterpillar	(69)	(50)
Collections on other notes receivable with Caterpillar	29	33
Restricted cash and cash equivalents activity, net	7	(5)
Settlements of derivatives	(29)	(41)
Net cash provided by (used for) investing activities	(1,220)	(208)

Cash flows from financing activities:
Net change in variable lending from Caterpillar	579	—
Proceeds from borrowings with Caterpillar	253	—
Payments on borrowings with Caterpillar	(1)	—
Proceeds from debt issued (original maturities greater than three months)	2,840	3,688
Payments on debt issued (original maturities greater than three months)	(3,324)	(5,580)
Short-term borrowings, net (original maturities three months or less)	136	1,966
Dividend paid to Caterpillar	—	(250)
Net cash provided by (used for) financing activities	483	(176)

Effect of exchange rate changes on cash and cash equivalents	11	(12)

Increase/(decrease) in cash and cash equivalents	59	272
Cash and cash equivalents at beginning of year	1,016	857
Cash and cash equivalents at end of period	$1,075	$1,129

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated profit for the three and six months ended June 30, 2016 and 2015, (b) the consolidated comprehensive income for the three and six months ended June 30, 2016 and 2015, (c) the consolidated financial position as of June 30, 2016 and December 31, 2015, (d) the consolidated changes in stockholder's equity for the six months ended June 30, 2016 and 2015 and (e) the consolidated cash flows for the six months ended June 30, 2016 and 2015. The preparation of financial statements, in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), requires management to make estimates and assumptions that affect reported amounts.  The most significant estimates include those related to the residual values for leased assets, our allowance for credit losses and income taxes.  Actual results may differ from these estimates. Certain amounts for prior periods have been reclassified to conform to the current period financial statement presentation.

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

Comprehensive income/(loss) and its components are presented in the Consolidated Statements of Comprehensive Income. Changes in Accumulated other comprehensive income/(loss), net of tax, included in the Consolidated Statements of Changes in Stockholder's Equity, consisted of the following:

(Millions of dollars)	Foreign currency translation	Derivative financial instruments	Available-for- sale securities	Total

Three Months Ended June 30, 2015
Balance at March 31, 2015	$(760)	$(3)	$—	$(763)
Other comprehensive income/(loss) before reclassifications	134	—	—	134
Amounts reclassified from accumulated other comprehensive (income)/loss	—	1	—	1
Other comprehensive income/(loss)	134	1	—	135
Balance at June 30, 2015	$(626)	$(2)	$—	$(628)

Three Months Ended June 30, 2016
Balance at March 31, 2016	$(725)	$1	$—	$(724)
Other comprehensive income/(loss) before reclassifications	(65)	(4)	(2)	(71)
Amounts reclassified from accumulated other comprehensive (income)/loss	—	4	—	4
Other comprehensive income/(loss)	(65)	—	(2)	(67)
Balance at June 30, 2016	$(790)	$1	$(2)	$(791)

Six Months Ended June 30, 2015
Balance at December 31, 2014	$(359)	$(5)	$—	$(364)
Other comprehensive income/(loss) before reclassifications	(267)	1	—	(266)
Amounts reclassified from accumulated other comprehensive (income)/loss	—	2	—	2
Other comprehensive income/(loss)	(267)	3	—	(264)
Balance at June 30, 2015	$(626)	$(2)	$—	$(628)

Six Months Ended June 30, 2016
Balance at December 31, 2015	$(897)	$—	$—	$(897)
Other comprehensive income/(loss) before reclassifications	107	(5)	(2)	100
Amounts reclassified from accumulated other comprehensive (income)/loss	—	6	—	6
Other comprehensive income/(loss)	107	1	(2)	106
Balance at June 30, 2016	$(790)	$1	$(2)	$(791)

UNAUDITED

The effect of the reclassifications out of Accumulated other comprehensive income/(loss) on the Consolidated Statements of Profit was as follows:

(Millions of dollars)		Three Months Ended June 30,		Six Months Ended June 30,
	Classification of income (expense)	2016	2015	2016	2015
Cross currency contracts	Other income (expense)	$(6)	$—	$(6)	$—
Interest rate contracts	Interest expense	(1)	(2)	(3)	(3)
Reclassifications before tax		(7)	(2)	(9)	(3)
Tax (provision) benefit		3	1	3	1
Total reclassifications from Accumulated other comprehensive income/(loss)		$(4)	$(1)	$(6)	$(2)

3.	New Accounting Pronouncements

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

Variable interest entities (VIEs) – In February 2015, the FASB issued accounting guidance on the consolidation of VIEs. The new guidance revises previous guidance by establishing an analysis for determining whether a limited partnership or similar entity is a VIE and whether outsourced decision-maker fees are considered variable interests. In addition, the new guidance revises how a reporting entity evaluates economics and related parties when assessing who should consolidate a VIE. The guidance was effective January 1, 2016 and did not have a material impact on our financial statements.

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

Recognition and measurement of financial assets and financial liabilities – In January 2016, the FASB issued accounting guidance that affects the accounting for equity investments, financial liabilities accounted for under the fair value option and the presentation and disclosure requirements for financial instruments. Under the new guidance, all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification for equity securities with readily determinable fair values. For financial liabilities when the fair value option has been elected, changes in fair value due to instrument-specific credit risk will be recognized separately in other comprehensive income. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new guidance is effective January 1, 2018, with the cumulative effect adjustment from initially applying the new guidance recognized in the Consolidated Statement of Financial Position as of the beginning of the year of adoption. We do not expect the adoption to have a material impact on our financial statements.

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

Measurement of credit losses on financial instruments – In June 2016, the FASB issued accounting guidance to introduce a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The new guidance will apply to loans, accounts receivable, trade receivables, other financial assets measured at amortized cost, loan commitments and other off-balance sheet credit exposures. The new guidance will also apply to debt securities and other financial assets measured at fair value through other comprehensive income. The new guidance is effective January 1, 2020, with early adoption permitted beginning January 1, 2019. We are in the process of evaluating the effect of the new guidance on our financial statements.

4.	Finance Receivables

A summary of finance receivables included in the Consolidated Statements of Financial Position was as follows:

(Millions of dollars)	June 30, 2016	December 31, 2015
Finance leases and installment sale contracts – Retail	$13,952	$13,728
Retail notes receivable	10,621	10,616
Wholesale notes receivable	3,647	3,887
Finance leases and installment sale contracts – Wholesale	228	289
	28,448	28,520
Less: Unearned income	(779)	(794)
Recorded investment in finance receivables	27,669	27,726
Less: Allowance for credit losses	(346)	(338)
Total finance receivables, net	$27,323	$27,388

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

We further evaluate our portfolio segments by the class of finance receivables, which is defined as a level of information (below a portfolio segment) in which the finance receivables have the same initial measurement attribute and a similar method for assessing and monitoring credit risk. Typically, our finance receivables within a geographic area have similar credit risk profiles and methods for assessing and monitoring credit risk. Our classes, which align with management reporting for credit losses, are as follows:

•	North America - Finance receivables originated in the United States or Canada.

•	Europe - Finance receivables originated in Europe, Africa, Middle East and the Commonwealth of Independent States.

•	Asia/Pacific - Finance receivables originated in Australia, New Zealand, China, Japan, South Korea and Southeast Asia.

•	Mining - Finance receivables related to large mining customers worldwide and project financing in various countries.

•	Latin America - Finance receivables originated in Central and South American countries and Mexico.

•
Caterpillar Power Finance - Finance receivables related to marine vessels with Caterpillar engines worldwide and Caterpillar electrical power generation, gas compression and co-generation systems and non-Caterpillar equipment that is powered by these systems worldwide.

Our allowance for credit losses as of June 30, 2016 was $346 million or 1.25 percent of net finance receivables compared with $338 million or 1.22 percent as of December 31, 2015. An analysis of the allowance for credit losses was as follows:

(Millions of dollars)
	June 30, 2016
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$327	$9	$2	$338
Receivables written off	(79)	—	—	(79)
Recoveries on receivables previously written off	15	—	—	15
Provision for credit losses	64	1	—	65
Adjustment due to sale of receivables	—	—	—	—
Foreign currency translation adjustment	7	—	—	7
Balance at end of period	$334	$10	$2	$346

Individually evaluated for impairment	$69	$—	$—	$69
Collectively evaluated for impairment	265	10	2	277
Ending Balance	$334	$10	$2	$346

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$676	$—	$—	$676
Collectively evaluated for impairment	19,483	5,140	2,370	26,993
Ending Balance	$20,159	$5,140	$2,370	$27,669

UNAUDITED

(Millions of dollars)
	December 31, 2015
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$388	$10	$3	$401
Receivables written off	(196)	—	—	(196)
Recoveries on receivables previously written off	41	—	—	41
Provision for credit losses	119	(1)	(1)	117
Adjustment due to sale of receivables	(2)	—	—	(2)
Foreign currency translation adjustment	(23)	—	—	(23)
Balance at end of year	$327	$9	$2	$338

Individually evaluated for impairment	$65	$—	$—	$65
Collectively evaluated for impairment	262	9	2	273
Ending Balance	$327	$9	$2	$338

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$601	$—	$—	$601
Collectively evaluated for impairment	19,431	5,093	2,601	27,125
Ending Balance	$20,032	$5,093	$2,601	$27,726

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

(Millions of dollars)
	June 30, 2016
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Recorded Investment in Finance Receivables	91+ Still Accruing
Customer
North America	$64	$18	$70	$152	$8,029	$8,181	$8
Europe	18	9	79	106	2,381	2,487	46
Asia/Pacific	30	12	26	68	2,118	2,186	8
Mining	8	4	72	84	1,765	1,849	10
Latin America	57	27	305	389	1,956	2,345	—
Caterpillar Power Finance	20	17	39	76	3,035	3,111	1
Dealer
North America	—	—	—	—	3,391	3,391	—
Europe	—	—	—	—	334	334	—
Asia/Pacific	—	—	—	—	652	652	—
Mining	—	—	—	—	7	7	—
Latin America	—	—	—	—	754	754	—
Caterpillar Power Finance	—	—	—	—	2	2	—
Caterpillar Purchased Receivables
North America	12	5	4	21	1,402	1,423	4
Europe	1	1	3	5	293	298	—
Asia/Pacific	—	—	—	—	380	380	—
Mining	—	—	—	—	—	—	—
Latin America	—	—	—	—	266	266	—
Caterpillar Power Finance	—	—	—	—	3	3	—
Total	$210	$93	$598	$901	$26,768	$27,669	$77

UNAUDITED

(Millions of dollars)
	December 31, 2015
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Recorded Investment in Finance Receivables	91+ Still Accruing
Customer
North America	$45	$12	$30	$87	$8,031	$8,118	$4
Europe	18	7	44	69	2,358	2,427	9
Asia/Pacific	22	12	21	55	2,108	2,163	6
Mining	6	1	68	75	1,793	1,868	1
Latin America	45	31	199	275	1,998	2,273	—
Caterpillar Power Finance	—	1	35	36	3,147	3,183	2
Dealer
North America	—	—	—	—	3,387	3,387	—
Europe	—	—	—	—	330	330	—
Asia/Pacific	—	—	—	—	611	611	—
Mining	—	—	—	—	4	4	—
Latin America	—	—	—	—	758	758	—
Caterpillar Power Finance	—	—	—	—	3	3	—
Caterpillar Purchased Receivables
North America	16	5	1	22	1,386	1,408	1
Europe	4	—	4	8	307	315	3
Asia/Pacific	—	—	—	—	407	407	—
Mining	—	—	—	—	—	—	—
Latin America	—	—	—	—	454	454	—
Caterpillar Power Finance	—	1	—	1	16	17	—
Total	$156	$70	$402	$628	$27,098	$27,726	$26

UNAUDITED

Impaired finance receivables
For all classes, a finance receivable is considered impaired, based on current information and events, if it is probable that we will be unable to collect all amounts due according to the contractual terms. Impaired finance receivables include finance receivables that have been restructured and are considered to be Troubled Debt Restructures.

There were no impaired finance receivables as of June 30, 2016 and December 31, 2015, for the Dealer and Caterpillar Purchased Receivables portfolio segments. Our recorded investment in impaired finance receivables and the related unpaid principal balances and allowance for the Customer portfolio segment were as follows:

(Millions of dollars)
	As of June 30, 2016			As of December 31, 2015
Impaired Finance Receivables With No Allowance Recorded	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
North America	$33	$33	$—	$12	$12	$—
Europe	49	48	—	41	41	—
Asia/Pacific	—	—	—	1	1	—
Mining	81	81	—	84	84	—
Latin America	38	38	—	28	28	—
Caterpillar Power Finance	280	279	—	242	241	—
Total	$481	$479	$—	$408	$407	$—
Impaired Finance Receivables With An Allowance Recorded
North America	$33	$31	$11	$14	$13	$4
Europe	12	11	7	11	10	5
Asia/Pacific	36	36	5	34	34	4
Mining	10	10	3	11	11	3
Latin America	61	61	27	53	53	21
Caterpillar Power Finance	43	43	16	70	70	28
Total	$195	$192	$69	$193	$191	$65
Total Impaired Finance Receivables
North America	$66	$64	$11	$26	$25	$4
Europe	61	59	7	52	51	5
Asia/Pacific	36	36	5	35	35	4
Mining	91	91	3	95	95	3
Latin America	99	99	27	81	81	21
Caterpillar Power Finance	323	322	16	312	311	28
Total	$676	$671	$69	$601	$598	$65

UNAUDITED

(Millions of dollars)
	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
Impaired Finance Receivables With No Allowance Recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
North America	$24	$1	$12	$—
Europe	44	—	42	—
Asia/Pacific	3	—	3	—
Mining	80	—	80	1
Latin America	29	—	32	—
Caterpillar Power Finance	273	2	176	1
Total	$453	$3	$345	$2
Impaired Finance Receivables With An Allowance Recorded
North America	$25	$—	$6	$—
Europe	12	—	15	1
Asia/Pacific	36	1	41	1
Mining	13	—	62	—
Latin America	57	—	51	—
Caterpillar Power Finance	45	1	132	1
Total	$188	$2	$307	$3
Total Impaired Finance Receivables
North America	$49	$1	$18	$—
Europe	56	—	57	1
Asia/Pacific	39	1	44	1
Mining	93	—	142	1
Latin America	86	—	83	—
Caterpillar Power Finance	318	3	308	2
Total	$641	$5	$652	$5

UNAUDITED

(Millions of dollars)
	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
Impaired Finance Receivables With No Allowance Recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
North America	$19	$1	$13	$—
Europe	43	—	43	—
Asia/Pacific	2	—	3	—
Mining	80	1	87	3
Latin America	29	—	32	—
Caterpillar Power Finance	262	5	151	2
Total	$435	$7	$329	$5
Impaired Finance Receivables With An Allowance Recorded
North America	$20	$—	$6	$—
Europe	12	—	14	1
Asia/Pacific	35	2	34	1
Mining	12	—	66	1
Latin America	54	1	49	1
Caterpillar Power Finance	53	1	131	1
Total	$186	$4	$300	$5
Total Impaired Finance Receivables
North America	$39	$1	$19	$—
Europe	55	—	57	1
Asia/Pacific	37	2	37	1
Mining	92	1	153	4
Latin America	83	1	81	1
Caterpillar Power Finance	315	6	282	3
Total	$621	$11	$629	$10

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

As of June 30, 2016 and December 31, 2015, there were no finance receivables on non-accrual status for the Dealer portfolio segment. As of June 30, 2016 and December 31, 2015, there was $3 million and $1 million, respectively, in finance receivables on non-accrual status for the Caterpillar Purchased Receivables portfolio segment, all of which was in the Europe finance receivable class. The investment in Customer finance receivables on non-accrual status was as follows:

(Millions of dollars)
	June 30, 2016	December 31, 2015
North America	$70	$31
Europe	33	39
Asia/Pacific	18	15
Mining	122	106
Latin America	311	217
Caterpillar Power Finance	59	77
Total	$613	$485

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

As of June 30, 2016 and December 31, 2015, there were $12 million and $3 million, respectively, of additional funds committed to lend to a borrower whose terms have been modified in a TDR.

There were no finance receivables modified as TDRs during the three and six months ended June 30, 2016 and 2015 for the Dealer or Caterpillar Purchased Receivables portfolio segments. Finance receivables in the Customer portfolio segment modified as TDRs were as follows:

(Dollars in millions)	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
North America	2	$6	$6	1	$—	$—
Europe	3	11	8	19	2	2
Asia/Pacific	—	—	—	20	25	25
Mining	1	10	5	—	—	—
Latin America	88	12	13	—	—	—
Caterpillar Power Finance	26	144	137	2	21	21
Total	120	$183	$169	42	$48	$48

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
North America	13	$16	$16	4	$1	$1
Europe	3	11	8	19	2	2
Asia/Pacific	4	3	3	20	25	25
Mining	1	10	5	—	—	—
Latin America	90	12	13	—	—	—
Caterpillar Power Finance	30	183	164	4	104	101
Total	141	$235	$209	47	$132	$129

UNAUDITED

TDRs in the Customer portfolio segment with a payment default during the three and six months ended June 30, 2016 and 2015, which had been modified within twelve months prior to the default date, were as follows:

(Dollars in millions)	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment
North America	9	$3	1	$—
Latin America	1	—	—	—
Total	10	$3	1	$—

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment
North America	13	$3	5	$1
Europe	13	1	—	—
Asia/Pacific	3	—	—	—
Latin America	2	—	1	—
Total	31	$4	6	$1

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

All derivatives are recognized on the Consolidated Statements of Financial Position at their fair value.  On the date the derivative contract is entered into, the derivative instrument is (1) designated as a hedge of the fair value of a recognized asset or liability (fair value hedge), (2) designated as a hedge of a forecasted transaction or the variability of cash flows (cash flow hedge) or (3) undesignated.  Changes in the fair value of a derivative that is qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged recognized asset or liability that is attributable to the hedged risk, are recorded in current earnings.  Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge are recorded in Accumulated other comprehensive income/(loss) (AOCI), to the extent effective, on the Consolidated Statements of Financial Position until they are reclassified to earnings in the same period or periods during which the hedged transaction affects earnings.  Changes in the fair value of undesignated derivative instruments and the ineffective portion of designated derivative instruments are reported in current earnings.  Cash flows from designated derivative financial instruments are classified within the same category as the item being hedged on the Consolidated Statements of Cash Flows.  Cash flows from undesignated derivative financial instruments are included in the investing category on the Consolidated Statements of Cash Flows.

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

UNAUDITED

Foreign currency exchange rate risk
We have balance sheet positions and expected future transactions denominated in foreign currencies, thereby creating exposure to movements in exchange rates. In managing foreign currency risk, our objective is to minimize earnings volatility resulting from conversion and the remeasurement of net foreign currency balance sheet positions and future transactions denominated in foreign currencies.  Our policy allows the use of foreign currency forward, option and cross currency contracts to offset the risk of currency mismatch between our assets and liabilities and exchange rate risk associated with future transactions denominated in foreign currencies.  Our foreign currency forward, option and cross currency contracts are primarily undesignated. We designate fixed-to-fixed cross currency contracts as cash flow hedges to protect against movements in exchange rates on foreign currency fixed rate intercompany loans.

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

As of June 30, 2016, less than $1 million of deferred net gains, net of tax, included in equity (AOCI in the Consolidated Statements of Financial Position), related to our floating-to-fixed interest rate swaps, are expected to be reclassified to Interest expense over the next twelve months.  The actual amount recorded in Interest expense will vary based on interest rates at the time the hedged transactions impact earnings.

We have, at certain times, liquidated fixed-to-floating interest rate swaps that resulted in deferred gains at the time of liquidation.  The deferred gains associated with these interest rate swaps are included in Long-term debt in the Consolidated Statements of Financial Position and are being amortized to Interest expense over the remaining term of the previously designated hedged item.

The location and fair value of derivative instruments reported in the Consolidated Statements of Financial Position were as follows:

(Millions of dollars)
		Asset (Liability) Fair Value
	Consolidated Statements of Financial Position Location	June 30, 2016	December 31, 2015
Designated derivatives
Interest rate contracts	Other assets	$50	$51
Interest rate contracts	Accrued expenses	(4)	(4)
Cross currency contracts	Other assets	8	1
Cross currency contracts	Accrued expenses	(2)	—
		$52	$48
Undesignated derivatives
Foreign exchange contracts	Other assets	$6	$3
Foreign exchange contracts	Accrued expenses	(9)	(6)
Cross currency contracts	Other assets	26	36
		$23	$33

UNAUDITED

The total notional amounts of the derivative instruments were $4.22 billion and $3.54 billion as of June 30, 2016 and December 31, 2015, respectively. The notional amounts of the derivative financial instruments do not represent amounts exchanged by the parties. The amounts exchanged by the parties are calculated by reference to the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates and interest rates.

For the six months ended June 30, 2016 and 2015, the deferred gains (losses) recorded in AOCI on the Consolidated Statements of Changes in Stockholder’s Equity associated with our cash flow hedges were as follows:

(Millions of dollars)
Balance as of December 31, 2015, net of tax (expense)/benefit of $0	$—
Gains (losses) deferred during the period, net of tax (expense)/benefit of $3	(5)
(Gains) losses reclassified to earnings, net of tax expense/(benefit) of $(3)	6
Balance as of June 30, 2016, net of tax (expense)/benefit of $0	$1

(Millions of dollars)
Balance as of December 31, 2014, net of tax (expense)/benefit of $3	$(5)
Gains (losses) deferred during the period, net of tax (expense)/benefit of $(1)	1
(Gains) losses reclassified to earnings, net of tax expense/(benefit) of $(1)	2
Balance as of June 30, 2015, net of tax (expense)/benefit of $1	$(2)

The effect of derivatives designated as hedging instruments on the Consolidated Statements of Profit was as follows:

Fair Value Hedges
(Millions of dollars)
		Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts	Other income (expense)	$(3)	$3	$(13)	$12

		Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts	Other income (expense)	$—	$(1)	$(14)	$13

UNAUDITED

Cash Flow Hedges
(Millions of dollars)
		Three Months Ended June 30, 2016
	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(1)	$—
Interest rate contracts	Other income (expense)	—	—
Cross currency contracts	Other income (expense)	(6)	—
		$(7)	$—

		Three Months Ended June 30, 2015
	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(2)	$—
Interest rate contracts	Other income (expense)	—	—
		$(2)	$—

		Six Months Ended June 30, 2016
	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(3)	$—
Interest rate contracts	Other income (expense)	—	—
Cross currency contracts	Other income (expense)	(6)	—
		$(9)	$—

		Six Months Ended June 30, 2015
	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	Interest expense	$(3)	$—
Interest rate contracts	Other income (expense)	—	—
		$(3)	$—

The effect of derivatives not designated as hedging instruments on the Consolidated Statements of Profit was as follows:

Undesignated Derivatives
(Millions of dollars)		Three Months Ended June 30,
	Classification	2016	2015
Foreign exchange contracts	Other income (expense)	$(17)	$6
Cross currency contracts	Other income (expense)	(7)	(2)
		$(24)	$4

		Six Months Ended June 30,
	Classification	2016	2015
Foreign exchange contracts	Other income (expense)	$(16)	$(32)
Cross currency contracts	Other income (expense)	(12)	8
		$(28)	$(24)

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

Collateral is generally not required of the counterparties or us under the master netting agreements. As of June 30, 2016 and December 31, 2015, no cash collateral was received or pledged under the master netting agreements.

The effect of net settlement provisions of the master netting agreements on our derivative balances upon an event of default or a termination event was as follows:

Offsetting of Derivative Assets and Liabilities
(Millions of dollars)
	June 30, 2016	December 31, 2015
Derivative Assets
Gross Amount of Recognized Assets	$90	$91
Gross Amounts Offset	—	—
Net Amount of Assets(1)	90	91
Gross Amounts Not Offset	(11)	(5)
Net Amount	$79	$86

Derivative Liabilities
Gross Amount of Recognized Liabilities	$(15)	$(10)
Gross Amounts Offset	—	—
Net Amount of Liabilities(1)	(15)	(10)
Gross Amounts Not Offset	11	5
Net Amount	$(4)	$(5)

(1) As presented in the Consolidated Statements of Financial Position.

UNAUDITED

6.	Segment Information

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

B.     Description of Segments

We have 5 operating segments that offer financing services. Following is a brief description of our segments:

•	North America - Includes our operations in the United States and Canada.

•	Europe - Includes our operations in Europe, Africa, Middle East and the Commonwealth of Independent States.

•	Asia/Pacific - Includes our operations in Australia, New Zealand, China, Japan, South Korea and Southeast Asia.

•
Latin America and Caterpillar Power Finance - Includes our operations in Brazil, Mexico and Chile. This segment also includes Caterpillar Power Finance (CPF), which finances marine vessels with Caterpillar engines worldwide and also provides financing for Caterpillar electrical power generation, gas compression and co-generation systems and non-Caterpillar equipment that is powered by these systems worldwide.

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

•	Timing - Timing differences in the recognition of costs between segment reporting and consolidated external reporting.

•	Methodology - Methodology differences between segment reporting and consolidated external reporting are as follows:

◦	Segment assets include off-balance sheet managed assets for which we maintain servicing responsibilities.

◦	The impact of differences between the actual leverage and the segment leverage ratios.

◦	Interest expense includes realized forward points on foreign currency forward contracts.

◦	The net gain or loss from interest rate derivatives.

◦	The profit attributable to noncontrolling interests is considered a component of segment profit.

UNAUDITED

Supplemental segment data and reconciliations to consolidated external reporting for the three months ended June 30 was as follows:

(Millions of dollars) 2016	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at June 30, 2016	Capital expenditures
North America	$317	$94	$73	$118	$4	$15,094	$480
Europe	68	22	9	21	—	3,827	38
Asia/Pacific	64	15	21	7	6	3,801	59
Latin America and CPF	120	18	40	15	25	7,142	7
Mining	78	11	11	49	2	2,749	28
Total Segments	647	160	154	210	37	32,613	612
Unallocated	21	(32)	25	—	1	2,896	2
Timing	(9)	(2)	—	1	—	26	(2)
Methodology	—	22	(27)	—	—	(190)	—
Inter-segment Eliminations (1)	—	—	—	—	—	(290)	—
Total	$659	$148	$152	$211	$38	$35,055	$612

2015	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at December 31, 2015	Capital expenditures
North America	$290	$93	$64	$100	$6	$14,419	$278
Europe	72	27	9	19	—	3,758	32
Asia/Pacific	77	15	27	5	11	3,923	13
Latin America and CPF	133	19	38	28	21	7,376	19
Mining	102	12	14	58	12	2,947	—
Total Segments	674	166	152	210	50	32,423	342
Unallocated	16	(28)	16	—	—	1,743	—
Timing	(7)	(3)	—	—	(1)	164	—
Methodology	—	15	(18)	—	—	(216)	—
Inter-segment Eliminations (1)	—	—	—	—	—	(247)	—
Total	$683	$150	$150	$210	$49	$33,867	$342

 (1) Elimination is primarily related to intercompany loans.

UNAUDITED

Supplemental segment data and reconciliations to consolidated external reporting for the six months ended June 30 was as follows:

(Millions of dollars) 2016	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at June 30, 2016	Capital expenditures
North America	$617	$176	$146	$227	$13	$15,094	$652
Europe	134	42	17	41	2	3,827	76
Asia/Pacific	125	36	41	13	5	3,801	69
Latin America and CPF	245	45	82	32	42	7,142	24
Mining	159	21	24	100	6	2,749	86
Total Segments	1,280	320	310	413	68	32,613	907
Unallocated	39	(64)	49	—	1	2,896	3
Timing	(17)	(6)	—	1	(2)	26	(1)
Methodology	—	43	(52)	—	—	(190)	—
Inter-segment Eliminations (1)	—	—	—	—	—	(290)	—
Total	$1,302	$293	$307	$414	$67	$35,055	$909

2015	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at December 31, 2015	Capital expenditures
North America	$574	$190	$127	$201	$2	$14,419	$454
Europe	147	57	17	39	—	3,758	52
Asia/Pacific	157	35	58	10	20	3,923	17
Latin America and CPF	273	48	76	56	40	7,376	43
Mining	204	42	29	116	2	2,947	69
Total Segments	1,355	372	307	422	64	32,423	635
Unallocated	32	(48)	31	—	—	1,743	—
Timing	(15)	(14)	—	—	3	164	1
Methodology	—	27	(37)	—	—	(216)	—
Inter-segment Eliminations (1)	—	—	—	—	—	(247)	—
Total	$1,372	$337	$301	$422	$67	$33,867	$636

(1) Elimination is primarily related to intercompany loans.

7.	Guarantees

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

No significant loss has been experienced or is anticipated under any of these guarantees.  At June 30, 2016 and December 31, 2015, the related liability was $1 million and less than $1 million, respectively. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees was $38 million and $39 million at June 30, 2016 and December 31, 2015, respectively.

UNAUDITED

We provide guarantees to repurchase certain loans of Caterpillar dealers from a special purpose corporation (SPC) that qualifies as a VIE (see Note 1 for additional information regarding the accounting guidance on the consolidation of VIEs).  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  We have a loan purchase agreement with the SPC that obligates us to purchase certain loans that are not paid at maturity.  We receive a fee for providing this guarantee, which provides a source of liquidity for the SPC.  We are the primary beneficiary of the SPC as our guarantees result in us having both the power to direct the activities that most significantly impact the SPC's economic performance and the obligation to absorb losses and therefore we have consolidated the financial statements of the SPC.  As of June 30, 2016 and December 31, 2015, the SPC’s assets of $1.33 billion and $1.21 billion, respectively, were primarily comprised of loans to dealers, which are included in Finance receivables, net in the Consolidated Statements of Financial Position, and the SPC's liabilities of $1.33 billion and $1.21 billion, respectively, were primarily comprised of commercial paper, which is included in Short-term borrowings in the Consolidated Statements of Financial Position.  The assets of the SPC are not available to pay our creditors. We may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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

Derivative financial instruments are measured on a recurring basis at fair value and are classified as Level 2 measurements.  We had derivative financial instruments in a net asset position, included in our Consolidated Statements of Financial Position of $75 million and $81 million as of June 30, 2016 and December 31, 2015, respectively.

UNAUDITED

Investment in equity securities
Investment in certain equity securities have been classified as available-for-sale and recorded at fair value.  Fair values for our investment in equity securities are based upon valuations for identical instruments in active markets.

Equity securities are measured on a recurring basis at fair value and are classified as Level 1 measurements. We had equity securities, included in our Consolidated Statements of Financial Position of $2 million as of June 30, 2016.

Impaired loans
Our impaired loans are subject to measurement at fair value on a nonrecurring basis and are classified as Level 3 measurements. A loan is considered impaired when management determines that collection of contractual amounts due is not probable. In these cases, an allowance for credit losses may be established based either on the present value of expected future cash flows discounted at the receivables' effective interest rate, or the fair value of the collateral for collateral-dependent receivables. In determining collateral value, we estimate the current fair market value of the collateral less selling costs. We had impaired loans carried at the fair value of $81 million and $91 million as of June 30, 2016 and December 31, 2015, respectively.

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

Please refer to the table below for the fair values of our financial instruments.

(Millions of dollars)	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Cash and cash equivalents	$1,075	$1,075	$1,016	$1,016	1
Foreign currency contracts:
In a receivable position	$6	$6	$3	$3	2	Note 5
In a payable position	$(9)	$(9)	$(6)	$(6)	2	Note 5
Cross currency contracts:
In a receivable position	$34	$34	$37	$37	2	Note 5
In a payable position	$(2)	$(2)	$—	$—	2	Note 5
Investment in equity securities	$2	$2	$—	$—	1
Finance receivables, net (excluding finance leases(1))	$20,906	$20,901	$20,935	$20,925	3	Note 4
Restricted cash and cash equivalents(2)	$11	$11	$18	$18	1
Short-term borrowings	$(7,220)	$(7,220)	$(6,958)	$(6,958)	1
Long-term debt	$(21,351)	$(21,954)	$(21,569)	$(21,904)	2
Interest rate swaps:
In a net receivable position	$50	$50	$51	$51	2	Note 5
In a net payable position	$(4)	$(4)	$(4)	$(4)	2	Note 5
Guarantees	$(1)	$(1)	$—	$—	3	Note 7

(1)As of June 30, 2016 and December 31, 2015, represents finance leases with a net carrying value of $6.42 billion and $6.45 billion, respectively.
(2) Included in Other assets in the Consolidated Statements of Financial Position.

UNAUDITED

9.	Contingencies

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

The Provision for income taxes reflects an estimated annual tax rate of 30 percent in the second quarter of 2016 compared with 29 percent in the second quarter of 2015. The increase in the estimated annual tax rate is primarily due to changes in the geographic mix of profits.

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

(Millions of dollars)
Liability balance at December 31, 2014	$—
Increase in liability (separation charges)	15
Reduction in liability (payments)	(5)
Liability balance at December 31, 2015	$10
Increase in liability (separation charges)	—
Reduction in liability (payments)	(10)
Liability balance at June 30, 2016	$—

UNAUDITED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW:  SECOND QUARTER 2016 VS. SECOND QUARTER 2015

We reported second-quarter 2016 revenues of $659 million, a decrease of $24 million, or 4 percent, compared with the second quarter of 2015. Second-quarter 2016 profit was $102 million, a $2 million, or 2 percent, decrease from the second quarter of 2015.

•	The decrease in revenues was primarily due to a $15 million unfavorable impact from lower average earning assets.

•
Profit before income taxes was $148 million for the second quarter of 2016, compared with $150 million for the second quarter of 2015. The decrease was primarily due to an $11 million unfavorable impact from the sale of returned or repossessed equipment primarily driven by the absence of gains recorded in the second quarter of 2015, a $7 million unfavorable impact from lower average earning assets and an unfavorable impact from other miscellaneous items. These unfavorable impacts were partially offset by an $11 million decrease in provision for credit losses and an $11 million decrease in general, operating and administrative expenses.

•
The provision for income taxes reflects an estimated annual tax rate of 30 percent in the second quarter of 2016, compared with 29 percent in the second quarter of 2015. The increase in the estimated annual tax rate is primarily due to changes in the geographic mix of profits.

•
During the second quarter of 2016, retail new business volume was $3.06 billion, an increase of $319 million, or 12 percent, from the second quarter of 2015. The increase was related to higher volume primarily in North America and Europe.

•
At the end of the second quarter of 2016, past dues were 2.93 percent, compared with 2.97 percent at the end of the second quarter of 2015. Write-offs, net of recoveries, were $33 million for the second quarter of 2016, compared with $38 million for the second quarter of 2015.

•
As of June 30, 2016, the allowance for credit losses totaled $346 million, or 1.25 percent of net finance receivables, compared with $405 million, or 1.42 percent of net finance receivables at June 30, 2015. The allowance for credit losses at year-end 2015 was $338 million, or 1.22 percent of net finance receivables.

UNAUDITED

REVIEW OF CONSOLIDATED STATEMENTS OF PROFIT
THREE MONTHS ENDED JUNE 30, 2016 VS. THREE MONTHS ENDED JUNE 30, 2015

REVENUES
Retail revenue for the second quarter of 2016 was $309 million, a decrease of $4 million from the same period in 2015. The decrease was due to a $3 million unfavorable impact from lower average earning assets and a $1 million unfavorable impact from lower interest rates on retail finance receivables. For the quarter ended June 30, 2016, retail average earning assets were $23.74 billion, a decrease of $186 million from the same period in 2015. The annualized average yield was 5.20 percent for the second quarter of 2016, compared with 5.24 percent for the second quarter of 2015.

Operating lease revenue for the second quarter of 2016 was $254 million, a decrease of $2 million from the same period in 2015. The decrease was due to an $11 million unfavorable impact from lower average rental rates on operating leases, mostly offset by a $9 million favorable impact from higher average earning assets.

Wholesale revenue for the second quarter of 2016 was $71 million, a decrease of $4 million from the same period in 2015. The decrease was due to an $11 million unfavorable impact from lower average earning assets, partially offset by a $7 million favorable impact from higher interest rates on wholesale finance receivables. For the quarter ended June 30, 2016, wholesale average earning assets were $4.08 billion, a decrease of $555 million from the same period in 2015. The annualized average yield was 6.95 percent for the second quarter of 2016, compared with 6.42 percent for the second quarter of 2015.

Other revenue, net, items were as follows:

(Millions of dollars)	Three Months Ended June 30,
	2016	2015
Finance receivable and operating lease fees (including late charges)	$19	$19
Fees on committed credit facility extended to Caterpillar	10	10
Interest income on Notes Receivable from Caterpillar	8	6
Net loss on returned or repossessed equipment	(14)	(3)
Miscellaneous other revenue, net	2	7
Total Other revenue, net	$25	$39

EXPENSES
Interest expense for the second quarter of 2016 was $152 million, an increase of $2 million from the same period in 2015.

Depreciation expense on equipment leased to others was $211 million, up $1 million from the second quarter of 2015.

General, operating and administrative expenses were $97 million for the second quarter of 2016, compared with $108 million for the same period in 2015. This decrease was primarily due to lower personnel costs and other cost reduction efforts.

Provision for credit losses was $38 million for the second quarter of 2016, compared with $49 million for the same period in 2015. The decrease was primarily due to a decrease in write-offs, net of recoveries, and a favorable impact from changes in portfolio balances. Write-offs, net of recoveries, were $33 million for the second quarter of 2016, compared with $38 million for the second quarter of 2015.

Other expenses, consisting primarily of repossession-related expenses, were $9 million for the second quarter of 2016, down $2 million from the same period in 2015.

UNAUDITED

Other income (expense) items were as follows:

(Millions of dollars)	Three Months Ended June 30,
	2016	2015
Net loss from interest rate derivatives	$(2)	$(1)
Net currency exchange loss, including forward points	(2)	(4)
Total Other income (expense)	$(4)	$(5)

The Provision for income taxes was $44 million for the second quarter of 2016, compared with $46 million for the second quarter of 2015. The Provision for income taxes reflects an estimated annual tax rate of 30 percent in the second quarter of 2016, compared with 29 percent in the second quarter of 2015. The increase in the estimated annual tax rate is primarily due to changes in the geographic mix of profits.

PROFIT
As a result of the performance discussed above, profit was $102 million for the second quarter of 2016, a decrease of $2 million, or 2 percent, from the second quarter of 2015.
SIX MONTHS ENDED JUNE 30, 2016 VS. SIX MONTHS ENDED JUNE 30, 2015

REVENUES
Retail revenue for the first six months of 2016 was $607 million, a decrease of $26 million from the same period in 2015. The decrease was due to a $14 million unfavorable impact from lower interest rates on retail finance receivables and a $12 million unfavorable impact from lower average earning assets. For the six months ended June 30, 2016, retail average earning assets were $23.62 billion, a decrease of $475 million from the same period in 2015. The annualized average yield was 5.14 percent for the first six months of 2016, compared with 5.26 percent for the same period in 2015.

Operating lease revenue for the first six months of 2016 was $499 million, a decrease of $13 million from the same period in 2015. The decrease was due to a $21 million unfavorable impact from lower average rental rates on operating leases, partially offset by an $8 million favorable impact from higher average earning assets.

Wholesale revenue for the first six months of 2016 was $140 million, a decrease of $8 million from the same period in 2015. The decrease was due to a $19 million unfavorable impact from lower average earning assets, partially offset by an $11 million favorable impact from higher interest rates on wholesale finance receivables. For the six months ended June 30, 2016, wholesale average earning assets were $3.99 billion, a decrease of $586 million from the same period in 2015. The annualized average yield was 7.01 percent for the first six months of 2016, compared with 6.46 percent for the same period in 2015.

Other revenue, net, items were as follows:

(Millions of dollars)	Six Months Ended June 30,
	2016	2015
Finance receivable and operating lease fees (including late charges)	$36	$35
Fees on committed credit facility extended to Caterpillar	20	20
Interest income on Notes Receivable from Caterpillar	14	11
Net loss on returned or repossessed equipment	(20)	—
Miscellaneous other revenue, net	6	13
Total Other revenue, net	$56	$79

UNAUDITED

EXPENSES
Interest expense for the first six months of 2016 was $307 million, an increase of $6 million from the same period in 2015. This increase was primarily due to an increase of 2 basis points in the average cost of borrowing to 2.08 percent for the first six months of 2016, up from 2.06 percent for the first six months of 2015 and the impact of a 1 percent increase in average borrowings.

Depreciation expense on equipment leased to others was $414 million, down $8 million from the first six months of 2015. Changes in depreciation expense on equipment leased to others are driven by fluctuations in the depreciable basis of the underlying equipment and the lease term of our operating lease portfolio.

General, operating and administrative expenses were $195 million for the first six months of 2016, compared with $211 million for the same period in 2015. This decrease was primarily due to lower personnel costs.

Provision for credit losses was $67 million for the first six months of both 2016 and 2015. Write-offs, net of recoveries, were $64 million for the first six months of 2016, compared with $50 million for the same period in 2015.

Other expenses, consisting primarily of repossession-related expenses, were $19 million for the first six months of 2016, down $1 million from the same period in 2015.

Other income (expense) items were as follows:

(Millions of dollars)	Six Months Ended June 30,
	2016	2015
Net loss from interest rate derivatives	$(4)	$(1)
Net currency exchange loss, including forward points	(3)	(13)
Total Other income (expense)	$(7)	$(14)

The Provision for income taxes was $88 million for the first six months of 2016, compared with $98 million for the same period in 2015. The Provision for income taxes reflects an estimated annual tax rate of 30 percent for the six months ended June 30, 2016 compared with 29 percent for the six months ended June 30, 2015. The increase in the estimated annual tax rate is primarily due to changes in the geographic mix of pre-tax profits.

PROFIT
As a result of the performance discussed above, profit after tax was $202 million for the first six months of 2016, a decrease of $35 million, or 15 percent, from the first six months of 2015.

REVIEW OF CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

ASSETS
Total assets were $35.06 billion as of June 30, 2016, an increase of $1.19 billion, or 4 percent, from December 31, 2015, primarily due to the impact of lending activity with Caterpillar.

Our allowance for credit losses as of June 30, 2016 was $346 million or 1.25 percent of net finance receivables compared with $338 million or 1.22 percent as of December 31, 2015. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and current economic conditions. We believe our allowance is sufficient to provide for losses inherent in our existing finance receivable portfolio as of June 30, 2016.

Total non-performing finance receivables, which represent finance receivables currently on non-accrual status, were $613 million and $485 million at June 30, 2016 and December 31, 2015, respectively. Total non-performing finance receivables as a percentage of total finance receivables were 2.22 percent and 1.75 percent at June 30, 2016 and December 31, 2015, respectively.

UNAUDITED

New Business Volume
New retail financing for the six months ended June 30, 2016 was $4.44 billion, a decrease of $158 million, or 3 percent, from the same period in 2015. New retail financing decreased primarily due to lower volume in Mining. New operating lease activity (which is substantially related to retail) for the six months ended June 30, 2016 was $932 million, an increase of $298 million, or 47 percent, from the same period in 2015. New operating lease activity increased primarily due to higher rentals of Cat Equipment in North America. New wholesale financing activity for the six months ended June 30, 2016 was $16.06 billion, a decrease of $3.22 billion, or 17 percent, from the same period in 2015. New wholesale financing decreased primarily due to lower purchases of trade receivables from Caterpillar.

Off-Balance Sheet Managed Assets
We manage and service receivables and leases that have been sold by us to third parties with limited or no recourse in order to mitigate our concentration of credit risk with certain customers. These assets are not available to pay our creditors. Off-balance sheet managed assets were as follows:

(Millions of dollars)	June 30, 2016	December 31, 2015
Retail notes receivable	$90	$113
Retail installment sale contracts	83	67
Operating leases	68	81
Retail finance leases	39	49
Total off-balance sheet managed assets	$280	$310

UNAUDITED

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity provide us with the ability to meet our financial obligations on a timely basis.  Maintaining and managing adequate capital and liquidity resources includes management of funding sources and their utilization based on current, future and contingent needs. Throughout the second quarter of 2016, we experienced favorable liquidity conditions. We ended the second quarter of 2016 with $1.08 billion of cash, an increase of $59 million from year-end 2015. Our cash balances are held in numerous locations throughout the world with approximately $222 million held by our non-U.S. subsidiaries. Amounts held by non-U.S. subsidiaries are available for general corporate use and could be used in the United States without incurring significant additional U.S. taxes. We expect to meet our United States funding needs without repatriating undistributed profits that are indefinitely reinvested outside the United States.

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

Total borrowings outstanding as of June 30, 2016 were $30.50 billion, an increase of $877 million over December 31, 2015, primarily due to the impact of lending activity with Caterpillar. Outstanding borrowings were as follows:

(Millions of dollars)	June 30, 2016	December 31, 2015
Medium-term notes, net of unamortized discount and debt issuance costs	$20,344	$20,574
Commercial paper, net of unamortized discount	6,218	5,811
Bank borrowings – long-term	1,007	995
Bank borrowings – short-term	403	440
Variable denomination floating rate demand notes	599	707
Notes payable to Caterpillar	1,929	1,096
Total outstanding borrowings	$30,500	$29,623

Medium-term notes
We issue medium-term unsecured notes through securities dealers or underwriters in the U.S., Canada, Europe, Australia, Japan, Hong Kong, Argentina and Mexico to both retail and institutional investors. These notes are offered in several currencies and with a variety of maturities. These notes are senior unsecured obligations of the Company. Medium-term notes outstanding as of June 30, 2016, mature as follows:

(Millions of dollars)
2016	$2,217
2017	5,907
2018	5,312
2019	3,260
2020	1,109
Thereafter	2,539
Total	$20,344

Medium-term notes issued totaled $2.31 billion and redeemed totaled $2.71 billion for the six months ended June 30, 2016.

UNAUDITED

Commercial paper
We issue unsecured commercial paper in the U.S., Europe and other international capital markets.  These short-term promissory notes are issued on a discounted basis and are payable at maturity.

Revolving credit facilities
We have three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and us for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of June 30, 2016 was $7.75 billion.

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

At June 30, 2016, Caterpillar’s consolidated net worth was $15.27 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined in the Credit Facility as the consolidated stockholders' equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income/(loss).

At June 30, 2016, our covenant interest coverage ratio was 1.97 to 1.  This is above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at June 30, 2016, our covenant leverage ratio was 7.79 to 1.  This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event that either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At June 30, 2016, there were no borrowings under the Credit Facility.

Bank borrowings
Available credit lines with banks as of June 30, 2016 totaled $3.96 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements. As of June 30, 2016, we had $1.41 billion outstanding against these credit lines and were in compliance with all debt covenants under these credit lines. The remaining available credit commitments may be withdrawn any time at the lenders' discretion.

Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction.  We do not hold reserves to fund the payment of the demand notes.  The notes are offered on a continuous basis.

Notes receivable from/payable to Caterpillar
Under our variable amount and term lending agreements and other notes receivable with Caterpillar, we may borrow up to $3.30 billion from Caterpillar and Caterpillar may borrow up to $2.29 billion from us.  The variable amount lending agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice.  The term lending agreements have remaining maturities ranging up to ten years. We had notes payable of $1.93 billion and notes receivable of $1.53 billion outstanding under these agreements as of June 30, 2016.

UNAUDITED

Committed credit facility
We extended a $2 billion committed credit facility to Caterpillar, which expires in February 2019.  We receive a fee from Caterpillar based on amounts drawn under the credit facility and a commitment fee for the undrawn amounts under the credit facility.  At June 30, 2016, there were no borrowings under this credit facility.

OFF-BALANCE SHEET ARRANGEMENTS
We lease all of our facilities. In addition, we have potential payment exposure for guarantees issued to third parties totaling $38 million as of June 30, 2016.

CASH FLOWS
Operating cash flow was $785 million in the first six months of 2016, compared with $668 million for the same period a year ago. Net cash used for investing activities was $1.22 billion for the first six months of 2016, compared with $208 million for the same period in 2015. The change was primarily due to the impact of lending activity with Caterpillar. Net cash provided by financing activities was $483 million for the first six months of 2016, compared with $176 million net cash used by financing activities for the same period in 2015. The change was primarily due to the impact of borrowings with Caterpillar.

CRITICAL ACCOUNTING POLICIES

For a discussion of the Company’s critical accounting policies, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2015 Annual Report on Form 10-K.

UNAUDITED

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q may be considered "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements may relate to future events or our future financial performance, which may involve known and unknown risks and uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by any forward-looking statements. From time to time, we may also provide forward-looking statements in oral presentations to the public or in other materials we issue to the public. Forward-looking statements give current expectations or forecasts of future events about the company. You may identify these statements by the fact that they do not relate to historical or current facts and may use words such as "believes," "expects," "estimates," "anticipates," "will," "should," "plan," "project," "intend," "could" and similar words or phrases. These statements are only predictions. Actual events or results may differ materially due to factors that affect international businesses, including changes in economic conditions and disruptions in the global financial and credit markets and changes in laws and regulations and political stability, as well as factors specific to Cat Financial and the markets we serve, including the market’s acceptance of our products and services, the creditworthiness of our customers, interest rate and currency rate fluctuations and estimated residual values of leased equipment. These risk factors may not be exhaustive. We operate in a continually changing business environment and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. Moreover, we do not assume responsibility for the accuracy and completeness of those statements. Forward-looking statements are qualified in their entirety by reference to the factors discussed under the caption "Risk Factors" in our Form 10-K filed with the Securities and Exchange Commission (SEC) on February 16, 2016 for the year ended December 31, 2015, as supplemented in our Form 10-Q filed with the SEC on May 2, 2016 and in this Form 10-Q filing. We do not undertake to update our forward-looking statements.

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

Changes in internal control over financial reporting
There have been no changes in the Company's internal control over financial reporting during the second quarter of 2016 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Caterpillar Financial Services Corporation
(Registrant)
Date:	August 3, 2016	By:	/s/Kent M. Adams
Kent M. Adams, President, Director and Chief Executive Officer

Date:	August 3, 2016	By:	/s/James A. Duensing
James A. Duensing, Executive Vice President and Chief Financial Officer

Date:	August 3, 2016	By:	/s/Leslie S. Zmugg
Leslie S. Zmugg, Secretary

Date:	August 3, 2016	By:	/s/Jeffry D. Everett
Jeffry D. Everett, Controller