Form 10-Q
period 2016-09-30
CATERPILLAR FINANCIAL SERVICES CORP
filed 2016-11-02
CIK 764764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Yes [   ] No [ ✓ ]
As of November 2, 2016, one share of common stock of the registrant was outstanding, which is owned by Caterpillar Inc.
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

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF PROFIT
(Unaudited)
(Dollars in Millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues:
Retail finance	$307	$307	$914	$940
Operating lease	257	246	756	758
Wholesale finance	62	69	202	217
Other, net	25	31	81	110
Total revenues	651	653	1,953	2,025

Expenses:
Interest	151	144	458	445
Depreciation on equipment leased to others	213	207	627	629
General, operating and administrative	97	104	292	315
Provision for credit losses	29	22	96	89
Other	12	12	31	32
Total expenses	502	489	1,504	1,510

Other income (expense)	(3)	(11)	(10)	(25)

Profit before income taxes	146	153	439	490

Provision for income taxes	48	44	136	142

Profit of consolidated companies	98	109	303	348

Less: Profit attributable to noncontrolling interests	1	—	4	2

Profit [1]	$97	$109	$299	$346

1 Profit attributable to Caterpillar Financial Services Corporation.

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Profit of consolidated companies	$98	$109	$303	$348

Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (expense)/benefit of: 2016 $4 three months, $21 nine months; 2015 $(2) three months, $(68) nine months	(5)	(206)	100	(472)
Derivative financial instruments:
Gains (losses) deferred, net of tax (expense)/benefit of: 2016 $5 three months, $8 nine months; 2015 $0 three months, $(1) nine months	(10)	(1)	(15)	—
(Gains) losses reclassified to earnings, net of tax expense/(benefit) of: 2016 $(3) three months, $(6) nine months; 2015 $0 three months, $(1) nine months	7	1	13	3
Available-for-sale securities:
Gains (losses) deferred, net of tax (expense)/benefit of: 2016 $(1) three months, $(1) nine months; 2015 $0 three months, $0 nine months	1	—	(1)	—
(Gains) losses reclassified to earnings, net of tax expense/(benefit) of: 2016 $0 three months, $0 nine months; 2015 $0 three months, $0 nine months	—	—	—	—
Total Other comprehensive income (loss), net of tax	(7)	(206)	97	(469)

Comprehensive income (loss)	91	(97)	400	(121)

Less: Comprehensive income (loss) attributable to the noncontrolling interests	1	(6)	2	(3)

Comprehensive income (loss) attributable to Caterpillar Financial Services Corporation	$90	$(91)	$398	$(118)

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in Millions, except share data)

	September 30, 2016	December 31, 2015
Assets:
Cash and cash equivalents	$1,051	$1,016
Finance receivables, net	26,656	27,388
Notes receivable from Caterpillar	1,536	490
Equipment on operating leases,
less accumulated depreciation	3,777	3,564
Deferred and refundable income taxes	147	240
Other assets	1,174	1,169
Total assets	$34,341	$33,867

Liabilities and stockholder’s equity:
Payable to dealers and others	$141	$137
Payable to Caterpillar - other	46	62
Accrued expenses	191	200
Income taxes payable	32	47
Payable to Caterpillar - borrowings	1,817	1,096
Short-term borrowings	6,702	6,958
Current maturities of long-term debt	5,970	5,360
Long-term debt	15,190	16,209
Deferred income taxes and other liabilities	877	823
Total liabilities	30,966	30,892

Commitments and contingent liabilities (Notes 7 and 9)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid-in amount)	745	745
Additional paid-in capital	2	2
Retained earnings	3,298	2,999
Accumulated other comprehensive income/(loss)	(798)	(897)
Noncontrolling interests	128	126
Total stockholder’s equity	3,375	2,975

Total liabilities and stockholder’s equity	$34,341	$33,867

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Unaudited)
(Dollars in Millions)

Nine Months Ended September 30, 2015	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Noncontrolling interests	Total
Balance at December 31, 2014	$745	$2	$3,139	$(364)	$132	$3,654
Profit of consolidated companies			346		2	348
Dividend paid to Caterpillar			(250)			(250)
Foreign currency translation, net of tax				(467)	(5)	(472)
Derivative financial instruments, net of tax				3		3
Balance at September 30, 2015	$745	$2	$3,235	$(828)	$129	$3,283

Nine Months Ended September 30, 2016
Balance at December 31, 2015	$745	$2	$2,999	$(897)	$126	$2,975
Profit of consolidated companies			299		4	303
Dividend paid to Caterpillar			—			—
Foreign currency translation, net of tax				102	(2)	100
Derivative financial instruments, net of tax				(2)		(2)
Available-for-sale securities, net of tax				(1)		(1)
Balance at September 30, 2016	$745	$2	$3,298	$(798)	$128	$3,375

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Profit of consolidated companies	$303	$348
Adjustments for non-cash items:
Depreciation and amortization	635	639
Amortization of receivables purchase discount	(158)	(169)
Provision for credit losses	96	89
Other, net	81	13
Changes in assets and liabilities:
Receivables from others	10	(41)
Other receivables/payables with Caterpillar	(2)	(16)
Payable to dealers and others	30	55
Accrued interest payable	(17)	(5)
Accrued expenses and other liabilities, net	22	(30)
Income taxes payable	100	72
Proceeds from interest rate contracts	36	2
Debt exchange premium	(33)	—
Net cash provided by operating activities	1,103	957

Cash flows from investing activities:
Capital expenditures for equipment on operating leases and other capital expenditures	(1,265)	(993)
Proceeds from disposals of equipment	497	418
Additions to finance receivables	(8,888)	(9,434)
Collections of finance receivables	9,307	9,000
Net changes in Caterpillar purchased receivables	580	758
Proceeds from sales of receivables	55	101
Net change in variable lending to Caterpillar	(1,001)	—
Additions to other notes receivable with Caterpillar	(91)	(100)
Collections on other notes receivable with Caterpillar	46	46
Restricted cash and cash equivalents activity, net	7	1
Settlements of derivatives	(23)	(43)
Net cash provided by (used for) investing activities	(776)	(246)

Cash flows from financing activities:
Net change in variable lending from Caterpillar	466	—
Proceeds from borrowings with Caterpillar	253	—
Payments on borrowings with Caterpillar	(3)	—
Proceeds from debt issued (original maturities greater than three months)	4,424	4,079
Payments on debt issued (original maturities greater than three months)	(5,077)	(6,259)
Short-term borrowings, net (original maturities three months or less)	(365)	1,917
Dividend paid to Caterpillar	—	(250)
Net cash provided by (used for) financing activities	(302)	(513)

Effect of exchange rate changes on cash and cash equivalents	10	(32)

Increase/(decrease) in cash and cash equivalents	35	166
Cash and cash equivalents at beginning of year	1,016	857
Cash and cash equivalents at end of period	$1,051	$1,023

Non-cash activity: In September 2016, $381 million of medium-term notes with varying interest rates and maturity dates were exchanged for $366 million of 1.93% medium-term notes due in 2021 and $15 million of cash. In addition, a debt exchange premium of $33 million was paid and is included in the operating section of the Consolidated Statements of Cash Flows.

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated profit for the three and nine months ended September 30, 2016 and 2015, (b) the consolidated comprehensive income for the three and nine months ended September 30, 2016 and 2015, (c) the consolidated financial position as of September 30, 2016 and December 31, 2015, (d) the consolidated changes in stockholder's equity for the nine months ended September 30, 2016 and 2015 and (e) the consolidated cash flows for the nine months ended September 30, 2016 and 2015. The preparation of financial statements, in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), requires management to make estimates and assumptions that affect reported amounts.  The most significant estimates include those related to the residual values for leased assets, our allowance for credit losses and income taxes.  Actual results may differ from these estimates. Certain amounts for prior periods have been reclassified to conform to the current period financial statement presentation.

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

Comprehensive income/(loss) and its components are presented in the Consolidated Statements of Comprehensive Income. Changes in Accumulated other comprehensive income/(loss), net of tax, included in the Consolidated Statements of Changes in Stockholder's Equity, consisted of the following:

(Millions of dollars)	Foreign currency translation	Derivative financial instruments	Available-for- sale securities	Total

Three Months Ended September 30, 2015
Balance at June 30, 2015	$(626)	$(2)	$—	$(628)
Other comprehensive income/(loss) before reclassifications	(200)	(1)	—	(201)
Amounts reclassified from accumulated other comprehensive (income)/loss	—	1	—	1
Other comprehensive income/(loss)	(200)	—	—	(200)
Balance at September 30, 2015	$(826)	$(2)	$—	$(828)

Three Months Ended September 30, 2016
Balance at June 30, 2016	$(790)	$1	$(2)	$(791)
Other comprehensive income/(loss) before reclassifications	(5)	(10)	1	(14)
Amounts reclassified from accumulated other comprehensive (income)/loss	—	7	—	7
Other comprehensive income/(loss)	(5)	(3)	1	(7)
Balance at September 30, 2016	$(795)	$(2)	$(1)	$(798)

Nine Months Ended September 30, 2015
Balance at December 31, 2014	$(359)	$(5)	$—	$(364)
Other comprehensive income/(loss) before reclassifications	(467)	—	—	(467)
Amounts reclassified from accumulated other comprehensive (income)/loss	—	3	—	3
Other comprehensive income/(loss)	(467)	3	—	(464)
Balance at September 30, 2015	$(826)	$(2)	$—	$(828)

Nine Months Ended September 30, 2016
Balance at December 31, 2015	$(897)	$—	$—	$(897)
Other comprehensive income/(loss) before reclassifications	102	(15)	(1)	86
Amounts reclassified from accumulated other comprehensive (income)/loss	—	13	—	13
Other comprehensive income/(loss)	102	(2)	(1)	99
Balance at September 30, 2016	$(795)	$(2)	$(1)	$(798)

UNAUDITED

The effect of the reclassifications out of Accumulated other comprehensive income/(loss) on the Consolidated Statements of Profit was as follows:

(Millions of dollars)		Three Months Ended September 30,		Nine Months Ended September 30,
	Classification of income (expense)	2016	2015	2016	2015
Cross currency contracts	Other income (expense)	$(10)	$—	$(16)	$—
Interest rate contracts	Interest expense	—	(1)	(3)	(4)
Reclassifications before tax		(10)	(1)	(19)	(4)
Tax (provision) benefit		3	—	6	1
Total reclassifications from Accumulated other comprehensive income/(loss)		$(7)	$(1)	$(13)	$(3)

3.	New Accounting Pronouncements

Revenue recognition – In May 2014, the Financial Accounting Standards Board (FASB) issued new revenue recognition guidance to provide a single, comprehensive revenue recognition model for all contracts with customers. Under the new guidance, an entity will recognize revenue to depict the transfer of promised goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. A five step model has been introduced for an entity to apply when recognizing revenue. The new guidance also includes enhanced disclosure requirements and is effective January 1, 2018, with early adoption permitted for January 1, 2017. Entities have the option to apply the new guidance under a retrospective approach to each prior reporting period presented, or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the Consolidated Statement of Changes in Stockholder's Equity. We plan to adopt the new guidance effective January 1, 2018 and do not expect the adoption to have a material impact on our financial statements.

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

Classification for certain cash receipts and cash payments – In August 2016, the FASB issued accounting guidance related to the presentation and classification of certain transactions in the statement of cash flows where diversity in practice exists. The guidance is effective January 1, 2018 with early adoption permitted. We do not expect the adoption to have a material impact on our financial statements.

4.	Finance Receivables

A summary of finance receivables included in the Consolidated Statements of Financial Position was as follows:

(Millions of dollars)	September 30, 2016	December 31, 2015
Finance leases and installment sale contracts – Retail	$13,766	$13,728
Retail notes receivable	10,492	10,616
Wholesale notes receivable	3,365	3,887
Finance leases and installment sale contracts – Wholesale	155	289
	27,778	28,520
Less: Unearned income	(776)	(794)
Recorded investment in finance receivables	27,002	27,726
Less: Allowance for credit losses	(346)	(338)
Total finance receivables, net	$26,656	$27,388

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

We further evaluate our portfolio segments by the class of finance receivables, which is defined as a level of information (below a portfolio segment) in which the finance receivables have the same initial measurement attribute and a similar method for assessing and monitoring credit risk. Typically, our finance receivables within a geographic area have similar credit risk profiles and methods for assessing and monitoring credit risk. Our classes, which align with management reporting for credit losses, are as follows:

•	North America - Includes finance receivables originated in the United States or Canada.

•	Europe - Includes finance receivables originated in Europe, Africa, Middle East and the Commonwealth of Independent States.

•	Asia/Pacific - Includes finance receivables originated in Australia, New Zealand, China, Japan, South Korea and Southeast Asia.

•	Mining - Includes finance receivables related to large mining customers worldwide and project financing in various countries.

•	Latin America - Includes finance receivables originated in Central and South American countries.

•
Caterpillar Power Finance - Includes finance receivables related to marine vessels with Caterpillar engines worldwide and Caterpillar electrical power generation, gas compression and co-generation systems and non-Caterpillar equipment that is powered by these systems worldwide.

Our allowance for credit losses as of September 30, 2016 was $346 million or 1.28 percent of net finance receivables compared with $338 million or 1.22 percent as of December 31, 2015. An analysis of the allowance for credit losses was as follows:

(Millions of dollars)
	September 30, 2016
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$327	$9	$2	$338
Receivables written off	(118)	—	—	(118)
Recoveries on receivables previously written off	25	—	—	25
Provision for credit losses	93	2	—	95
Adjustment due to sale of receivables	(1)	—	—	(1)
Foreign currency translation adjustment	7	—	—	7
Balance at end of period	$333	$11	$2	$346

Individually evaluated for impairment	$85	$—	$—	$85
Collectively evaluated for impairment	248	11	2	261
Ending Balance	$333	$11	$2	$346

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$819	$—	$—	$819
Collectively evaluated for impairment	19,155	4,795	2,233	26,183
Ending Balance	$19,974	$4,795	$2,233	$27,002

UNAUDITED

(Millions of dollars)
	December 31, 2015
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$388	$10	$3	$401
Receivables written off	(196)	—	—	(196)
Recoveries on receivables previously written off	41	—	—	41
Provision for credit losses	119	(1)	(1)	117
Adjustment due to sale of receivables	(2)	—	—	(2)
Foreign currency translation adjustment	(23)	—	—	(23)
Balance at end of year	$327	$9	$2	$338

Individually evaluated for impairment	$65	$—	$—	$65
Collectively evaluated for impairment	262	9	2	273
Ending Balance	$327	$9	$2	$338

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$601	$—	$—	$601
Collectively evaluated for impairment	19,431	5,093	2,601	27,125
Ending Balance	$20,032	$5,093	$2,601	$27,726

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

(Millions of dollars)
	September 30, 2016
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Recorded Investment in Finance Receivables	91+ Still Accruing
Customer
North America	$66	$18	$72	$156	$7,983	$8,139	$10
Europe	21	16	83	120	2,424	2,544	47
Asia/Pacific	30	10	20	60	2,057	2,117	4
Mining	4	1	63	68	1,802	1,870	—
Latin America	57	39	222	318	1,866	2,184	—
Caterpillar Power Finance	1	5	72	78	3,042	3,120	12
Dealer
North America	—	—	—	—	2,971	2,971	—
Europe	—	—	—	—	337	337	—
Asia/Pacific	—	—	—	—	659	659	—
Mining	—	—	—	—	7	7	—
Latin America	—	—	—	—	819	819	—
Caterpillar Power Finance	—	—	—	—	2	2	—
Caterpillar Purchased Receivables
North America	9	4	2	15	1,292	1,307	2
Europe	1	—	1	2	273	275	—
Asia/Pacific	—	—	—	—	348	348	—
Mining	—	—	—	—	—	—	—
Latin America	—	—	—	—	300	300	—
Caterpillar Power Finance	—	—	—	—	3	3	—
Total	$189	$93	$535	$817	$26,185	$27,002	$75

UNAUDITED

(Millions of dollars)
	December 31, 2015
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Recorded Investment in Finance Receivables	91+ Still Accruing
Customer
North America	$45	$12	$30	$87	$8,031	$8,118	$4
Europe	18	7	44	69	2,358	2,427	9
Asia/Pacific	22	12	21	55	2,108	2,163	6
Mining	6	1	68	75	1,793	1,868	1
Latin America	45	31	199	275	1,998	2,273	—
Caterpillar Power Finance	—	1	35	36	3,147	3,183	2
Dealer
North America	—	—	—	—	3,387	3,387	—
Europe	—	—	—	—	330	330	—
Asia/Pacific	—	—	—	—	611	611	—
Mining	—	—	—	—	4	4	—
Latin America	—	—	—	—	758	758	—
Caterpillar Power Finance	—	—	—	—	3	3	—
Caterpillar Purchased Receivables
North America	16	5	1	22	1,386	1,408	1
Europe	4	—	4	8	307	315	3
Asia/Pacific	—	—	—	—	407	407	—
Mining	—	—	—	—	—	—	—
Latin America	—	—	—	—	454	454	—
Caterpillar Power Finance	—	1	—	1	16	17	—
Total	$156	$70	$402	$628	$27,098	$27,726	$26

UNAUDITED

Impaired finance receivables
For all classes, a finance receivable is considered impaired, based on current information and events, if it is probable that we will be unable to collect all amounts due according to the contractual terms. Impaired finance receivables include finance receivables that have been restructured and are considered to be Troubled Debt Restructures.

There were no impaired finance receivables as of September 30, 2016 and December 31, 2015, for the Dealer and Caterpillar Purchased Receivables portfolio segments. Our recorded investment in impaired finance receivables and the related unpaid principal balances and allowance for the Customer portfolio segment were as follows:

(Millions of dollars)
	As of September 30, 2016			As of December 31, 2015
Impaired Finance Receivables With No Allowance Recorded	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
North America	$21	$21	$—	$12	$12	$—
Europe	49	48	—	41	41	—
Asia/Pacific	2	2	—	1	1	—
Mining	119	118	—	84	84	—
Latin America	73	73	—	28	28	—
Caterpillar Power Finance	290	289	—	242	241	—
Total	$554	$551	$—	$408	$407	$—
Impaired Finance Receivables With An Allowance Recorded
North America	$50	$48	$19	$14	$13	$4
Europe	9	9	5	11	10	5
Asia/Pacific	33	33	5	34	34	4
Mining	38	38	6	11	11	3
Latin America	91	103	33	53	53	21
Caterpillar Power Finance	44	44	17	70	70	28
Total	$265	$275	$85	$193	$191	$65
Total Impaired Finance Receivables
North America	$71	$69	$19	$26	$25	$4
Europe	58	57	5	52	51	5
Asia/Pacific	35	35	5	35	35	4
Mining	157	156	6	95	95	3
Latin America	164	176	33	81	81	21
Caterpillar Power Finance	334	333	17	312	311	28
Total	$819	$826	$85	$601	$598	$65

UNAUDITED

(Millions of dollars)
	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
Impaired Finance Receivables With No Allowance Recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
North America	$24	$—	$10	$1
Europe	49	1	43	—
Asia/Pacific	1	—	1	—
Mining	90	2	63	—
Latin America	58	—	32	—
Caterpillar Power Finance	282	3	165	1
Total	$504	$6	$314	$2
Impaired Finance Receivables With An Allowance Recorded
North America	$42	$—	$10	$—
Europe	10	—	15	—
Asia/Pacific	35	—	63	—
Mining	19	—	9	—
Latin America	67	1	69	1
Caterpillar Power Finance	43	—	125	2
Total	$216	$1	$291	$3
Total Impaired Finance Receivables
North America	$66	$—	$20	$1
Europe	59	1	58	—
Asia/Pacific	36	—	64	—
Mining	109	2	72	—
Latin America	125	1	101	1
Caterpillar Power Finance	325	3	290	3
Total	$720	$7	$605	$5

UNAUDITED

(Millions of dollars)
	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
Impaired Finance Receivables With No Allowance Recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
North America	$19	$1	$12	$1
Europe	45	1	43	—
Asia/Pacific	2	—	2	—
Mining	84	3	80	3
Latin America	39	—	32	—
Caterpillar Power Finance	269	8	157	3
Total	$458	$13	$326	$7
Impaired Finance Receivables With An Allowance Recorded
North America	$28	$—	$7	$—
Europe	11	—	15	1
Asia/Pacific	34	2	42	1
Mining	15	—	47	1
Latin America	59	2	56	2
Caterpillar Power Finance	50	1	128	3
Total	$197	$5	$295	$8
Total Impaired Finance Receivables
North America	$47	$1	$19	$1
Europe	56	1	58	1
Asia/Pacific	36	2	44	1
Mining	99	3	127	4
Latin America	98	2	88	2
Caterpillar Power Finance	319	9	285	6
Total	$655	$18	$621	$15

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

As of September 30, 2016 and December 31, 2015, there were no finance receivables on non-accrual status for the Dealer portfolio segment. As of September 30, 2016 and December 31, 2015, there was $1 million in finance receivables on non-accrual status for the Caterpillar Purchased Receivables portfolio segment, all of which was in the Europe finance receivable class. The recorded investment in Customer finance receivables on non-accrual status was as follows:

(Millions of dollars)
	September 30, 2016	December 31, 2015
North America	$71	$31
Europe	38	39
Asia/Pacific	16	15
Mining	131	106
Latin America	299	217
Caterpillar Power Finance	69	77
Total	$624	$485

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

As of September 30, 2016 and December 31, 2015, there were $11 million and $3 million, respectively, of additional funds committed to lend to a borrower whose terms have been modified in a TDR.

There were no finance receivables modified as TDRs during the three and nine months ended September 30, 2016 and 2015 for the Dealer or Caterpillar Purchased Receivables portfolio segments. Finance receivables in the Customer portfolio segment modified as TDRs were as follows:

(Dollars in millions)	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
North America	2	$—	$—	6	$—	$—
Europe	—	—	—	4	—	—
Asia/Pacific	4	1	1	1	1	1
Mining	1	33	30	2	15	14
Latin America(1)	341	105	74	10	1	2
Caterpillar Power Finance	4	13	13	8	93	79
Total	352	$152	$118	31	$110	$96

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
North America	15	$16	$16	10	$1	$1
Europe	3	11	8	23	2	2
Asia/Pacific	8	4	4	21	26	26
Mining	2	43	35	2	15	14
Latin America	431	117	87	10	1	2
Caterpillar Power Finance	34	196	177	12	197	180
Total	493	$387	$327	78	$242	$225

(1) In Latin America, 321 contracts with a pre-TDR recorded investment of $94 million and a post-TDR recorded investment of $64 million are related to four customers.

UNAUDITED

TDRs in the Customer portfolio segment with a payment default during the three and nine months ended September 30, 2016 and 2015, which had been modified within twelve months prior to the default date, were as follows:

(Dollars in millions)	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment
North America	1	$—	5	$—
Europe	1	—	—	—
Latin America	2	—	—	—
Total	4	$—	5	$—

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment
North America	14	$3	10	$1
Europe	14	1	—	—
Asia/Pacific	3	—	—	—
Latin America	4	—	1	—
Total	35	$4	11	$1

5.	Derivative Financial Instruments and Risk Management

Our earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates and interest rates.  Our Risk Management Policy (policy) allows for the use of derivative financial instruments to manage foreign currency exchange rate and interest rate exposures.  Our policy specifies that derivatives are not to be used for speculative purposes.  Derivatives that we use are primarily foreign currency forward, option and cross currency contracts and interest rate contracts.  Our derivative activities are subject to the management, direction and control of our senior financial officers.  Risk management practices, including the use of financial derivative instruments, are presented to our Board of Directors and the Audit Committee of the Caterpillar Inc. Board of Directors at least annually.

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

UNAUDITED

Foreign currency exchange rate risk
We have balance sheet positions and expected future transactions denominated in foreign currencies, thereby creating exposure to movements in exchange rates. In managing foreign currency risk, our objective is to minimize earnings volatility resulting from conversion and the remeasurement of net foreign currency balance sheet positions and future transactions denominated in foreign currencies.  Our policy allows the use of foreign currency forward, option and cross currency contracts to offset the risk of currency mismatch between our assets and liabilities and exchange rate risk associated with future transactions denominated in foreign currencies.  Our foreign currency forward, option and cross currency contracts are primarily undesignated. We designate fixed-to-fixed cross currency contracts as cash flow hedges to protect against movements in exchange rates on foreign currency fixed rate assets and liabilities.

Interest rate risk
Interest rate movements create a degree of risk by affecting the amount of our interest payments and the value of our fixed-rate debt.  Our practice is to use interest rate contracts to manage our exposure to interest rate changes.

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

Our policy allows us to use fixed-to-floating, floating-to-fixed and floating-to-floating interest rate contracts to meet the match-funding objective.  We designate fixed-to-floating interest rate contracts as fair value hedges to protect debt against changes in fair value due to changes in the benchmark interest rate.  We designate most floating-to-fixed interest rate contracts as cash flow hedges to protect against the variability of cash flows due to changes in the benchmark interest rate.

As of September 30, 2016, less than $1 million of deferred net gains, net of tax, included in equity (AOCI in the Consolidated Statements of Financial Position), related to our floating-to-fixed interest rate contracts, are expected to be reclassified to Interest expense over the next twelve months.  The actual amount recorded in Interest expense will vary based on interest rates at the time the hedged transactions impact earnings.

We have, at certain times, liquidated fixed-to-floating interest rate contracts. The deferred gains are being amortized to Interest expense over the remaining term of the previously designated hedged item. During the third quarter of 2016, we liquidated fixed-to-floating interest rate contracts that resulted in deferred gains of $32 million, which is included in Long-term debt in the Consolidated Statements of Financial Position.

The location and fair value of derivative instruments reported in the Consolidated Statements of Financial Position were as follows:

(Millions of dollars)
		Asset (Liability) Fair Value
	Consolidated Statements of Financial Position Location	September 30, 2016	December 31, 2015
Designated derivatives
Interest rate contracts	Other assets	$5	$51
Interest rate contracts	Accrued expenses	(2)	(4)
Cross currency contracts	Other assets	4	1
Cross currency contracts	Accrued expenses	(15)	—
		$(8)	$48
Undesignated derivatives
Foreign exchange contracts	Other assets	$2	$3
Foreign exchange contracts	Accrued expenses	(5)	(6)
Cross currency contracts	Other assets	28	36
		$25	$33

UNAUDITED

The total notional amount of our derivative instruments was $2.91 billion and $3.54 billion as of September 30, 2016 and December 31, 2015, respectively. The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties. The amounts exchanged by the parties are calculated by reference to the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates and interest rates.

The effect of derivatives designated as hedging instruments on the Consolidated Statements of Profit was as follows:

Fair Value Hedges
(Millions of dollars)		Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts	Other income (expense)	$(11)	$11	$3	$(3)

		Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts	Other income (expense)	$(11)	$10	$(11)	$10

Cash Flow Hedges
(Millions of dollars)	Three Months Ended September 30, 2016
		Recognized in Earnings
	Amounts of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$2	Interest expense	$—	$—
Cross currency contracts	(17)	Other income (expense)	(10)	—
	$(15)		$(10)	$—

	Three Months Ended September 30, 2015
		Recognized in Earnings
	Amounts of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$(1)	Interest expense	$(1)	$—

	Nine Months Ended September 30, 2016
		Recognized in Earnings
	Amounts of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$—	Interest expense	$(3)	$—
Cross currency contracts	(23)	Other income (expense)	(16)	—
	$(23)		$(19)	$—

	Nine Months Ended September 30, 2015
		Recognized in Earnings
	Amounts of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$1	Interest expense	$(4)	$—

UNAUDITED

The effect of derivatives not designated as hedging instruments on the Consolidated Statements of Profit was as follows:

(Millions of dollars)		Three Months Ended September 30,
	Classification	2016	2015
Foreign exchange contracts	Other income (expense)	$(5)	$(2)
Cross currency contracts	Other income (expense)	—	8
		$(5)	$6

		Nine Months Ended September 30,
	Classification	2016	2015
Foreign exchange contracts	Other income (expense)	$(21)	$(34)
Cross currency contracts	Other income (expense)	(12)	16
		$(33)	$(18)

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

Collateral is generally not required of the counterparties or us under the master netting agreements. As of September 30, 2016 and December 31, 2015, no cash collateral was received or pledged under the master netting agreements.

The effect of net settlement provisions of the master netting agreements on our derivative balances upon an event of default or a termination event was as follows:

Offsetting of Derivative Assets and Liabilities
(Millions of dollars)
	September 30, 2016	December 31, 2015
Derivative Assets
Gross Amount of Recognized Assets	$39	$91
Gross Amounts Offset	—	—
Net Amount of Assets(1)	39	91
Gross Amounts Not Offset	(3)	(5)
Net Amount	$36	$86

Derivative Liabilities
Gross Amount of Recognized Liabilities	$(22)	$(10)
Gross Amounts Offset	—	—
Net Amount of Liabilities(1)	(22)	(10)
Gross Amounts Not Offset	3	5
Net Amount	$(19)	$(5)

(1) As presented in the Consolidated Statements of Financial Position.

UNAUDITED

6.	Segment Information

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

B.     Description of Segments

We have five operating segments that offer financing services. Following is a brief description of our segments:

•	North America - Includes our operations in the United States and Canada.

•	Europe - Includes our operations in Europe, Africa, Middle East and the Commonwealth of Independent States.

•	Asia/Pacific - Includes our operations in Australia, New Zealand, China, Japan, South Korea and Southeast Asia.

•
Latin America and Caterpillar Power Finance - Includes our operations in Central and South American countries. This segment also includes Caterpillar Power Finance (CPF), which finances marine vessels with Caterpillar engines worldwide and also provides financing for Caterpillar electrical power generation, gas compression and co-generation systems and non-Caterpillar equipment that is powered by these systems worldwide.

•	Mining - Serves large mining customers worldwide and provides project financing in various countries.

C.     Segment Measurement and Reconciliations

Cash, debt and other expenses are allocated to our segments based on their respective portfolios. The related Interest expense is calculated based on the amount of allocated debt and the rates associated with that debt. The performance of each segment is assessed based on a consistent leverage ratio. The Provision for credit losses is based on each segment's respective finance receivable portfolio. Capital expenditures include expenditures for equipment on operating leases and other miscellaneous capital expenditures.

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

•	Timing - Timing differences in the recognition of costs between segment reporting and consolidated external reporting.

•	Methodology - Methodology differences between segment reporting and consolidated external reporting are as follows:

◦	Segment assets include off-balance sheet managed assets for which we maintain servicing responsibilities.

◦	The impact of differences between the actual leverage and the segment leverage ratios.

◦	Interest expense includes realized forward points on foreign currency forward contracts.

◦	The net gain or loss from interest rate derivatives.

◦	The profit attributable to noncontrolling interests is considered a component of segment profit.

UNAUDITED

Supplemental segment data and reconciliations to consolidated external reporting for the three months ended September 30 was as follows:

(Millions of dollars) 2016	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at September 30, 2016	Capital expenditures
North America	$310	$79	$70	$123	$10	$14,709	$281
Europe	68	21	8	21	1	3,861	44
Asia/Pacific	65	20	21	8	1	3,722	4
Latin America and CPF	122	31	36	15	17	7,065	11
Mining	73	14	11	45	(3)	2,715	19
Total Segments	638	165	146	212	26	32,072	359
Unallocated	21	(35)	32	—	—	2,723	(3)
Timing	(8)	(7)	—	1	3	46	—
Methodology	—	23	(27)	—	—	(217)	—
Inter-segment Eliminations (1)	—	—	—	—	—	(283)	—
Total	$651	$146	$151	$213	$29	$34,341	$356

2015	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at December 31, 2015	Capital expenditures
North America	$291	$99	$66	$102	$(4)	$14,419	$292
Europe	69	28	7	18	—	3,758	31
Asia/Pacific	66	17	22	5	2	3,923	2
Latin America and CPF	127	21	37	25	18	7,376	31
Mining	92	4	13	57	7	2,947	—
Total Segments	645	169	145	207	23	32,423	356
Unallocated	16	(27)	17	—	—	1,743	—
Timing	(8)	(3)	—	—	(1)	164	1
Methodology	—	14	(18)	—	—	(216)	—
Inter-segment Eliminations (1)	—	—	—	—	—	(247)	—
Total	$653	$153	$144	$207	$22	$33,867	$357

 (1) Elimination is primarily related to intercompany loans.

UNAUDITED

Supplemental segment data and reconciliations to consolidated external reporting for the nine months ended September 30 was as follows:

(Millions of dollars) 2016	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at September 30, 2016	Capital expenditures
North America	$927	$255	$216	$350	$23	$14,709	$933
Europe	202	63	25	62	3	3,861	120
Asia/Pacific	190	56	62	21	6	3,722	73
Latin America and CPF	367	76	118	47	59	7,065	35
Mining	232	35	35	145	3	2,715	105
Total Segments	1,918	485	456	625	94	32,072	1,266
Unallocated	60	(99)	81	—	1	2,723	—
Timing	(25)	(13)	—	2	1	46	(1)
Methodology	—	66	(79)	—	—	(217)	—
Inter-segment Eliminations (1)	—	—	—	—	—	(283)	—
Total	$1,953	$439	$458	$627	$96	$34,341	$1,265

2015	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at December 31, 2015	Capital expenditures
North America	$865	$289	$193	$303	$(2)	$14,419	$746
Europe	216	85	24	57	—	3,758	83
Asia/Pacific	223	52	80	15	22	3,923	19
Latin America and CPF	400	69	113	81	58	7,376	74
Mining	296	46	42	173	9	2,947	69
Total Segments	2,000	541	452	629	87	32,423	991
Unallocated	48	(75)	48	—	—	1,743	—
Timing	(23)	(17)	—	—	2	164	2
Methodology	—	41	(55)	—	—	(216)	—
Inter-segment Eliminations (1)	—	—	—	—	—	(247)	—
Total	$2,025	$490	$445	$629	$89	$33,867	$993

(1) Elimination is primarily related to intercompany loans.

7.	Guarantees

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

No significant loss has been experienced or is anticipated under any of these guarantees.  At September 30, 2016 and December 31, 2015, the related recorded liability was less than $1 million. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees was $42 million and $39 million at September 30, 2016 and December 31, 2015, respectively.

UNAUDITED

We provide guarantees to repurchase certain loans of Caterpillar dealers from a special purpose corporation (SPC) that qualifies as a VIE (see Note 1 for additional information regarding the accounting guidance on the consolidation of VIEs).  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  We have a loan purchase agreement with the SPC that obligates us to purchase certain loans that are not paid at maturity.  We receive a fee for providing this guarantee, which provides a source of liquidity for the SPC.  We are the primary beneficiary of the SPC as our guarantees result in us having both the power to direct the activities that most significantly impact the SPC's economic performance and the obligation to absorb losses and therefore we have consolidated the financial statements of the SPC.  As of September 30, 2016 and December 31, 2015, the SPC’s assets of $1.15 billion and $1.21 billion, respectively, were primarily comprised of loans to dealers, which are included in Finance receivables, net in the Consolidated Statements of Financial Position, and the SPC's liabilities of $1.15 billion and $1.21 billion, respectively, were primarily comprised of commercial paper, which is included in Short-term borrowings in the Consolidated Statements of Financial Position.  The assets of the SPC are not available to pay our creditors. We may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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

Derivative financial instruments
The fair value of interest rate contracts is primarily based on standard industry accepted models that utilize the appropriate market-based forward swap curves and zero-coupon interest rates to determine discounted cash flows.  The fair value of foreign currency forward and cross currency contracts is based on a standard industry accepted valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward rate.

Derivative financial instruments are measured on a recurring basis at fair value and are classified as Level 2 measurements.  We had derivative financial instruments in a net asset position, included in our Consolidated Statements of Financial Position of $17 million and $81 million as of September 30, 2016 and December 31, 2015, respectively.

UNAUDITED

Investment in equity securities
Investment in certain equity securities have been classified as available-for-sale and recorded at fair value.  Fair values for our investment in equity securities are based upon valuations for identical instruments in active markets.

Equity securities are measured on a recurring basis at fair value and are classified as Level 1 measurements. We had equity securities, included in our Consolidated Statements of Financial Position of $2 million as of September 30, 2016.

Impaired loans
Our impaired loans are subject to measurement at fair value on a nonrecurring basis and are classified as Level 3 measurements. A loan is considered impaired when management determines that collection of contractual amounts due is not probable. In these cases, an allowance for credit losses may be established based either on the present value of expected future cash flows discounted at the receivables' effective interest rate, or the fair value of the collateral for collateral-dependent receivables. In determining collateral value, we estimate the current fair market value of the collateral less selling costs. We had impaired loans carried at the fair value of $122 million and $91 million as of September 30, 2016 and December 31, 2015, respectively.

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

Please refer to the table below for the fair values of our financial instruments.

(Millions of dollars)	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Cash and cash equivalents	$1,051	$1,051	$1,016	$1,016	1
Finance receivables, net (excluding finance leases(1))	$20,435	$20,397	$20,935	$20,925	3	Note 4
Interest rate contracts:
In a net receivable position	$5	$5	$51	$51	2	Note 5
In a net payable position	$(2)	$(2)	$(4)	$(4)	2	Note 5
Cross currency contracts:
In a receivable position	$32	$32	$37	$37	2	Note 5
In a payable position	$(15)	$(15)	$—	$—	2	Note 5
Foreign currency contracts:
In a receivable position	$2	$2	$3	$3	2	Note 5
In a payable position	$(5)	$(5)	$(6)	$(6)	2	Note 5
Restricted cash and cash equivalents(2)	$11	$11	$18	$18	1
Investment in equity securities	$2	$2	$—	$—	1
Short-term borrowings	$(6,702)	$(6,702)	$(6,958)	$(6,958)	1
Long-term debt	$(21,160)	$(21,669)	$(21,569)	$(21,904)	2
Guarantees	$—	$—	$—	$—	3	Note 7

(1)As of September 30, 2016 and December 31, 2015, represents finance leases with a net carrying value of $6.22 billion and $6.45 billion, respectively.
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

The Provision for income taxes reflects an estimated annual tax rate of 31 percent in the third quarter of 2016 compared with 29 percent in the third quarter of 2015. The increase in the estimated annual tax rate is primarily due to changes in the geographic mix of profits.

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

(Millions of dollars)
Liability balance at December 31, 2014	$—
Increase in liability (separation charges)	15
Reduction in liability (payments)	(5)
Liability balance at December 31, 2015	$10
Increase in liability (separation charges)	—
Reduction in liability (payments)	(10)
Liability balance at September 30, 2016	$—

UNAUDITED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW:  THIRD QUARTER 2016 VS. THIRD QUARTER 2015

We reported third-quarter 2016 revenues of $651 million, a decrease of $2 million, compared with the third quarter of 2015. Third-quarter 2016 profit was $97 million, a $12 million, or 11 percent, decrease from the third quarter of 2015.

•
The slight decrease in revenues includes a $10 million unfavorable impact from returned or repossessed equipment and a $9 million unfavorable impact from lower average earning assets, offset by a $19 million favorable impact from higher average financing rates.

•
Profit before income taxes was $146 million for the third quarter of 2016, compared with $153 million for the third quarter of 2015. The decrease was primarily due to a $10 million unfavorable impact from returned or repossessed equipment and a $7 million increase in provision for credit losses, partially offset by a $7 million decrease in general, operating and administrative expenses.

•
The provision for income taxes reflects an estimated annual tax rate of 31 percent in the third quarter of 2016, compared with 29 percent in the third quarter of 2015. The increase in the estimated annual tax rate is primarily due to changes in the geographic mix of profits.

•
During the third quarter of 2016, retail new business volume was $2.69 billion, a decrease of $161 million, or 6 percent, from the third quarter of 2015. The decrease was related to lower volume, primarily in North America.

•
At the end of the third quarter of 2016, past dues were 2.77 percent, compared with 2.68 percent at the end of the third quarter of 2015. Write-offs, net of recoveries, were $29 million for the third quarter of 2016, compared with $69 million for the third quarter of 2015. The decrease in write-offs, net of recoveries, was due to the absence of large write-offs that occurred in the third quarter of 2015 in the mining and marine portfolios.

•
As of September 30, 2016, the allowance for credit losses totaled $346 million, or 1.28 percent of net finance receivables, compared with $348 million, or 1.26 percent of net finance receivables at September 30, 2015. The allowance for credit losses at year-end 2015 was $338 million, or 1.22 percent of net finance receivables.

UNAUDITED

REVIEW OF CONSOLIDATED STATEMENTS OF PROFIT
THREE MONTHS ENDED SEPTEMBER 30, 2016 VS. THREE MONTHS ENDED SEPTEMBER 30, 2015

REVENUES
Retail revenue was $307 million for the third quarter of both 2016 and 2015. A $1 million unfavorable impact from lower average earning assets was offset by a $1 million favorable impact from higher interest rates on retail finance receivables. For the quarter ended September 30, 2016, retail average earning assets were $23.59 billion, a decrease of $15 million from the same period in 2015. The annualized average yield was 5.20 percent for the third quarter of 2016, compared with 5.18 percent for the third quarter of 2015.

Operating lease revenue for the third quarter of 2016 was $257 million, an increase of $11 million from the same period in 2015. The increase was due to a $16 million favorable impact from higher average earning assets, partially offset by a $5 million unfavorable impact from lower average rental rates on operating leases.

Wholesale revenue for the third quarter of 2016 was $62 million, a decrease of $7 million from the same period in 2015. The decrease was due to an $11 million unfavorable impact from lower average earning assets, partially offset by a $4 million favorable impact from higher interest rates on wholesale finance receivables. For the quarter ended September 30, 2016, wholesale average earning assets were $3.57 billion, a decrease of $755 million from the same period in 2015. The annualized average yield was 6.91 percent for the third quarter of 2016, compared with 6.40 percent for the third quarter of 2015.

Other revenue, net, items were as follows:

(Millions of dollars)	Three Months Ended September 30,
	2016	2015
Finance receivable and operating lease fees (including late charges)	$19	$17
Fees on committed credit facility extended to Caterpillar	10	10
Interest income on Notes Receivable from Caterpillar	9	5
Net loss on returned or repossessed equipment	(16)	(6)
Miscellaneous other revenue, net	3	5
Total Other revenue, net	$25	$31

EXPENSES
Interest expense for the third quarter of 2016 was $151 million, an increase of $7 million from the same period in 2015. This increase was primarily due to an increase of 6 basis points in the average cost of borrowing to 2.02 percent for the third quarter of 2016, up from 1.96 percent for the third quarter of 2015 and a 2 percent increase in average borrowings.

Depreciation expense on equipment leased to others was $213 million, up $6 million from the third quarter of 2015. Changes in depreciation expense on equipment leased to others are driven by fluctuations in the depreciable basis of the underlying equipment and the lease term of our operating lease portfolio.

General, operating and administrative expenses were $97 million for the third quarter of 2016, compared with $104 million for the same period in 2015. This decrease was primarily due to lower personnel costs.

Provision for credit losses was $29 million for the third quarter of 2016, compared with $22 million for the same period in 2015. The increase was due to an unfavorable impact from changes in the allowance rate, partially offset by a decrease in write-offs, net of recoveries and a favorable impact from changes in portfolio balances. The unfavorable impact from changes in the allowance rate was primarily due to the absence of the prior year favorable impact from updates to our loss emergence period and loss given default assumptions. Write-offs, net of recoveries, were $29 million for the third quarter of 2016, compared with $69 million for the third quarter of 2015. The decrease in write-offs, net of recoveries, was due to the absence of large write-offs that occurred in the third quarter of 2015 in the mining and marine portfolios.

Other expenses, consisting primarily of repossession-related expenses, were $12 million for the third quarter of both 2016 and 2015.

UNAUDITED

Other income (expense) items were as follows:

(Millions of dollars)	Three Months Ended September 30,
	2016	2015
Net loss from interest rate derivatives	$—	$(2)
Net currency exchange loss, including forward points	(3)	(9)
Total Other income (expense)	$(3)	$(11)

The Provision for income taxes was $48 million for the third quarter of 2016, compared with $44 million for the third quarter of 2015. The Provision for income taxes reflects an estimated annual tax rate of 31 percent in the third quarter of 2016, compared with 29 percent in the third quarter of 2015. The increase in the estimated annual tax rate is primarily due to changes in the geographic mix of profits.

PROFIT
As a result of the performance discussed above, profit was $97 million for the third quarter of 2016, a decrease of $12 million, or 11 percent, from the third quarter of 2015.
NINE MONTHS ENDED SEPTEMBER 30, 2016 VS. NINE MONTHS ENDED SEPTEMBER 30, 2015

REVENUES
Retail revenue for the first nine months of 2016 was $914 million, a decrease of $26 million from the same period in 2015. The decrease was due to a $13 million unfavorable impact from lower average earning assets and a $13 million unfavorable impact from lower interest rates on retail finance receivables. For the nine months ended September 30, 2016, retail average earning assets were $23.59 billion, a decrease of $334 million from the same period in 2015. The annualized average yield was 5.17 percent for the first nine months of 2016, compared with 5.24 percent for the same period in 2015.

Operating lease revenue for the first nine months of 2016 was $756 million, a decrease of $2 million from the same period in 2015. The decrease was due to a $26 million unfavorable impact from lower average rental rates on operating leases, partially offset by a $24 million favorable impact from higher average earning assets.

Wholesale revenue for the first nine months of 2016 was $202 million, a decrease of $15 million from the same period in 2015. The decrease was due to a $30 million unfavorable impact from lower average earning assets, partially offset by a $15 million favorable impact from higher interest rates on wholesale finance receivables. For the nine months ended September 30, 2016, wholesale average earning assets were $3.84 billion, a decrease of $628 million from the same period in 2015. The annualized average yield was 7.00 percent for the first nine months of 2016, compared with 6.48 percent for the same period in 2015.

Other revenue, net, items were as follows:

(Millions of dollars)	Nine Months Ended September 30,
	2016	2015
Finance receivable and operating lease fees (including late charges)	$55	$52
Fees on committed credit facility extended to Caterpillar	30	30
Interest income on Notes Receivable from Caterpillar	23	16
Net loss on returned or repossessed equipment	(36)	(6)
Miscellaneous other revenue, net	9	18
Total Other revenue, net	$81	$110

EXPENSES
Interest expense for the first nine months of 2016 was $458 million, an increase of $13 million from the same period in 2015. This increase was due to an increase of 3 basis points in the average cost of borrowing to 2.06 percent for the first nine months of 2016, up from 2.03 percent for the first nine months of 2015 and a 1 percent increase in average borrowings.

Depreciation expense on equipment leased to others was $627 million, down $2 million from the first nine months of 2015.

UNAUDITED

General, operating and administrative expenses were $292 million for the first nine months of 2016, compared with $315 million for the same period in 2015. This decrease was primarily due to lower personnel costs and other cost reductions.

Provision for credit losses was $96 million for the first nine months of 2016, compared with $89 million for the same period in 2015. The increase was due to an unfavorable impact from changes in the allowance rate, partially offset by a decrease in write-offs, net of recoveries and a favorable impact from changes in portfolio balances. The unfavorable impact from changes in the allowance rate was primarily due to the absence of the prior year favorable impact from updates to our loss emergence period and loss given default assumptions. Write-offs, net of recoveries, were $93 million for the first nine months of 2016, compared with $119 million for the same period in 2015.

Other expenses, consisting primarily of repossession-related expenses, were $31 million for the first nine months of 2016, down $1 million from the same period in 2015.

Other income (expense) items were as follows:

(Millions of dollars)	Nine Months Ended September 30,
	2016	2015
Net loss from interest rate derivatives	$(4)	$(3)
Net currency exchange loss, including forward points	(6)	(22)
Total Other income (expense)	$(10)	$(25)

The Provision for income taxes was $136 million for the first nine months of 2016, compared with $142 million for the same period in 2015. The Provision for income taxes reflects an estimated annual tax rate of 31 percent for the nine months ended September 30, 2016 compared with 29 percent for the nine months ended September 30, 2015. The increase in the estimated annual tax rate is primarily due to changes in the geographic mix of profits.

PROFIT
As a result of the performance discussed above, profit after tax was $299 million for the first nine months of 2016, a decrease of $47 million, or 14 percent, from the first nine months of 2015.

REVIEW OF CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

ASSETS
Total assets were $34.34 billion as of September 30, 2016, an increase of $474 million, or 1 percent, from December 31, 2015, primarily due to the impact of lending activity with Caterpillar, partially offset by a decrease in net finance receivables.

Our allowance for credit losses as of September 30, 2016 was $346 million or 1.28 percent of net finance receivables compared with $338 million or 1.22 percent as of December 31, 2015. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and current economic conditions. We believe our allowance is sufficient to provide for losses inherent in our existing finance receivable portfolio as of September 30, 2016.

Total non-performing finance receivables, which represent finance receivables currently on non-accrual status, were $624 million and $485 million at September 30, 2016 and December 31, 2015, respectively. Total non-performing finance receivables as a percentage of our recorded investment in finance receivables were 2.31 percent and 1.75 percent at September 30, 2016 and December 31, 2015, respectively.

New Business Volume
New retail financing for the nine months ended September 30, 2016 was $6.77 billion, a decrease of $322 million, or 5 percent, from the same period in 2015. New retail financing decreased primarily due to lower volume in North America and Mining. New operating lease activity (which is substantially related to retail) for the nine months ended September 30, 2016 was $1.30 billion, an increase of $298 million, or 30 percent, from the same period in 2015. New operating lease activity increased primarily due to higher rentals of Cat Equipment in North America. New wholesale financing activity for the nine months ended September 30, 2016 was $23.19 billion, a decrease of $4.52 billion, or 16 percent, from the same period in 2015. New wholesale financing decreased primarily due to lower purchases of trade receivables from Caterpillar.

UNAUDITED

Off-Balance Sheet Managed Assets
We manage and service receivables and leases that have been sold by us to third parties with limited or no recourse in order to mitigate our concentration of credit risk with certain customers. These assets are not available to pay our creditors. Off-balance sheet managed assets were as follows:

(Millions of dollars)	September 30, 2016	December 31, 2015
Retail installment sale contracts	$81	$67
Retail notes receivable	80	113
Operating leases	65	81
Retail finance leases	35	49
Total off-balance sheet managed assets	$261	$310

UNAUDITED

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity provide us with the ability to meet our financial obligations on a timely basis.  Maintaining and managing adequate capital and liquidity resources includes management of funding sources and their utilization based on current, future and contingent needs. Throughout the third quarter of 2016, we experienced favorable liquidity conditions. We ended the third quarter of 2016 with $1.05 billion of cash, an increase of $35 million from year-end 2015. Our cash balances are held in numerous locations throughout the world with approximately $299 million held by our non-U.S. subsidiaries. Amounts held by non-U.S. subsidiaries are available for general corporate use and could be used in the U.S. without incurring significant additional U.S. taxes. We expect to meet our U.S. funding needs without repatriating undistributed profits that are indefinitely reinvested outside the U.S..

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

Total borrowings outstanding as of September 30, 2016 were $29.68 billion, an increase of $56 million over December 31, 2015, primarily due to the impact of lending activity with Caterpillar, partially offset by lower borrowings due to decreasing portfolio balances. Outstanding borrowings were as follows:

(Millions of dollars)	September 30, 2016	December 31, 2015
Medium-term notes, net of unamortized discount and debt issuance costs	$20,242	$20,574
Commercial paper, net of unamortized discount	5,686	5,811
Bank borrowings – long-term	918	995
Bank borrowings – short-term	420	440
Variable denomination floating rate demand notes	596	707
Notes payable to Caterpillar	1,817	1,096
Total outstanding borrowings	$29,679	$29,623

Medium-term notes
We issue medium-term unsecured notes through securities dealers or underwriters in the U.S., Canada, Europe, Australia, Japan, Hong Kong, Argentina and Mexico to both retail and institutional investors. These notes are offered in several currencies and with a variety of maturities. These notes are senior unsecured obligations of the Company. Medium-term notes outstanding as of September 30, 2016, mature as follows:

(Millions of dollars)
2016	$755
2017	5,876
2018	4,973
2019	3,399
2020	1,118
Thereafter	4,121
Total	$20,242

Medium-term notes issued totaled $3.72 billion and redeemed totaled $4.19 billion for the nine months ended September 30, 2016. In addition, during September 2016, $381 million of medium-term notes with varying interest rates and maturity dates were exchanged for $366 million of 1.93% medium-term notes due in 2021 and $15 million in cash.

UNAUDITED

Commercial paper
We issue unsecured commercial paper in the U.S., Europe and other international capital markets.  These short-term promissory notes are issued on a discounted basis and are payable at maturity.

Revolving credit facilities
We have three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and us for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of September 30, 2016 was $7.75 billion.

•	In September 2016, we entered into a 364-day facility. The 364-day facility of $3.15 billion (of which $2.33 billion is available to us) expires in September 2017.

•	In September 2016, we amended and extended the three-year facility. The three-year facility of $2.73 billion (of which $2.01 billion is available to us) now expires in September 2019.

•	In September 2016, we amended and extended the five-year facility. The five-year facility of $4.62 billion (of which $3.41 billion is available to us) now expires in September 2021.

At September 30, 2016, Caterpillar’s consolidated net worth was $15.69 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined in the Credit Facility as the consolidated stockholders' equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income/(loss).

At September 30, 2016, our covenant interest coverage ratio was 1.94 to 1.  This is above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at September 30, 2016, our covenant leverage ratio was 7.56 to 1.  This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event that either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At September 30, 2016, there were no borrowings under the Credit Facility.

Bank borrowings
Available credit lines with banks as of September 30, 2016 totaled $3.82 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements. As of September 30, 2016, we had $1.34 billion outstanding against these credit lines and were in compliance with all debt covenants under these credit lines. The remaining available credit commitments may be withdrawn any time at the lenders' discretion.

Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction.  We do not hold reserves to fund the payment of the demand notes.  The notes are offered on a continuous basis.

Notes receivable from/payable to Caterpillar
Under our variable amount and term lending agreements and other notes receivable with Caterpillar, we may borrow up to $3.30 billion from Caterpillar and Caterpillar may borrow up to $2.29 billion from us.  The variable amount lending agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice.  The term lending agreements have remaining maturities ranging up to ten years. We had notes payable of $1.82 billion and notes receivable of $1.54 billion outstanding under these agreements as of September 30, 2016.

UNAUDITED

Committed credit facility
We extended a $2 billion committed credit facility to Caterpillar, which expires in February 2019.  We receive a fee from Caterpillar based on amounts drawn under the credit facility and a commitment fee for the undrawn amounts under the credit facility.  At September 30, 2016, there were no borrowings under this credit facility.

OFF-BALANCE SHEET ARRANGEMENTS
We lease all of our facilities. In addition, we have potential payment exposure for guarantees issued to third parties totaling $42 million as of September 30, 2016.

CASH FLOWS
Operating cash flow was $1.10 billion in the first nine months of 2016, compared with $957 million for the same period a year ago. Net cash used for investing activities was $776 million for the first nine months of 2016, compared with $246 million for the same period in 2015. The change was primarily due to the impact of lending activity with Caterpillar, partially offset by lower portfolio funding requirements. Net cash used by financing activities was $302 million for the first nine months of 2016, compared with $513 million for the same period in 2015. The change was primarily due to the absence of a dividend payment to Caterpillar.

CRITICAL ACCOUNTING POLICIES

For a discussion of the Company’s critical accounting policies, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2015 Annual Report on Form 10-K.

UNAUDITED

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q may be considered "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements may relate to future events or our future financial performance, which may involve known and unknown risks and uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by any forward-looking statements. From time to time, we may also provide forward-looking statements in oral presentations to the public or in other materials we issue to the public. Forward-looking statements give current expectations or forecasts of future events about the company. You may identify these statements by the fact that they do not relate to historical or current facts and may use words such as "believes," "expects," "estimates," "anticipates," "will," "should," "plan," "project," "intend," "could" and similar words or phrases. These statements are only predictions. Actual events or results may differ materially due to factors that affect international businesses, including changes in economic conditions and disruptions in the global financial and credit markets and changes in laws and regulations and political stability, as well as factors specific to Cat Financial and the markets we serve, including the market’s acceptance of our products and services, the creditworthiness of our customers, interest rate and currency rate fluctuations and estimated residual values of leased equipment. These risk factors may not be exhaustive. We operate in a continually changing business environment and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. Moreover, we do not assume responsibility for the accuracy and completeness of those statements. Forward-looking statements are qualified in their entirety by reference to the factors discussed under the caption "Risk Factors" in our Form 10-K filed with the Securities and Exchange Commission (SEC) on February 16, 2016 for the year ended December 31, 2015, as supplemented in our Form 10-Q filings with the SEC on May 2, 2016, August 3, 2016 and in this Form 10-Q filing. We do not undertake to update our forward-looking statements.

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

Changes in internal control over financial reporting
There have been no changes in the Company's internal control over financial reporting during the third quarter of 2016 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

10.1
Credit Agreement (2016 364-Day Facility), dated as of September 8, 2016, among the Company, Caterpillar Inc., Caterpillar International Finance Limited and Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank Europe PLC, UK Branch, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed September 14, 2016)

10.2	Local Currency Addendum, dated as of September 8, 2016, to the 364-Day Facility (incorporated by reference from Exhibit 99.2 to the Company's Current Report on Form 8-K filed on September 14, 2016)
10.3
Japan Local Currency Addendum, dated as of September 8, 2016, to the 364-Day Facility (incorporated by reference from Exhibit 99.3 to the Company's Current Report on Form 8-K filed on September 14, 2016)

10.4
Omnibus Amendment No. 1 to Amended and Restated Credit Agreement (3-Year Facility), Amendment No. 1 to Local Currency Addendum and Amendment No. 1 to Japan Local Currency Addendum, dated as of September 8, 2016, among the Company, Caterpillar Inc., Caterpillar International Finance Limited and Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank Europe PLC, UK Branch, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.4 to the Company’s Current Report on Form 8-K filed September 14, 2016)

10.5
Omnibus Amendment No. 1 to Amended and Restated Credit Agreement (5-Year Facility), Amendment No. 1 to Local Currency Addendum and Amendment No. 1 to Japan Local Currency Addendum, dated as of September 8, 2016, among the Company, Caterpillar Inc., Caterpillar International Finance Limited and Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank Europe PLC, UK Branch, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.5 to the Company’s Current Report on Form 8-K filed September 14, 2016)

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

Caterpillar Financial Services Corporation
(Registrant)
Date:	November 2, 2016	By:	/s/Kent M. Adams
Kent M. Adams, President, Director and Chief Executive Officer

Date:	November 2, 2016	By:	/s/James A. Duensing
James A. Duensing, Executive Vice President and Chief Financial Officer

Date:	November 2, 2016	By:	/s/Leslie S. Zmugg
Leslie S. Zmugg, Secretary

Date:	November 2, 2016	By:	/s/Jeffry D. Everett
Jeffry D. Everett, Controller