Form 10-K
period 2016-12-31
CATERPILLAR FINANCIAL SERVICES CORP
filed 2017-02-15
CIK 764764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2016

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________.
Commission File No. 001-11241
CATERPILLAR FINANCIAL SERVICES CORPORATION (Exact name of Registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	37-1105865 (I.R.S. Employer Identification No.)
2120 West End Ave., Nashville, Tennessee (Address of principal executive offices)	37203-0001 (Zip Code)
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
Yes [    ]   No [✓]

As of February 15, 2017, one share of common stock of the registrant was outstanding, which is owned by Caterpillar Inc.

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

The Company’s retail leases and installment sale contracts (totaling 55 percent*) include:

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

•	Installment sale contracts, which are equipment loans that enable customers to purchase equipment with a down payment or trade-in and structure payments over time (22 percent*).

•	Governmental lease-purchase plans in the U.S. that offer low interest rates and flexible terms to qualified non-federal government agencies (1 percent*).

The Company’s wholesale notes receivable, finance leases and installment sale contracts (totaling 12 percent*) include:

•	Inventory/rental programs, which provide assistance to dealers by financing their new Caterpillar inventory and rental fleets (4 percent*).

•	Short-term receivables we purchase from Caterpillar at a discount (8 percent*).

The Company’s retail notes receivable (33 percent*) include:

•	Loans that allow customers and dealers to use their Caterpillar equipment or other assets as collateral to obtain financing.

*Indicates the percentage of total portfolio as of December 31, 2016.  We define total portfolio as finance receivables, net plus equipment on operating leases, less accumulated depreciation.

Competitive Environment

We operate in a highly competitive environment, with financing for users of Caterpillar equipment available through a variety of sources, principally commercial banks and finance and leasing companies.  Our competitors include Wells Fargo Equipment Finance Inc. and various other banks and finance companies.  In addition, many of the manufacturers that compete with Caterpillar also own financial subsidiaries such as Volvo Financial Services, Komatsu Financial L.P. and John Deere Capital Corporation that utilize below-market interest rate programs (funded by the manufacturer) to assist machine sales.

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

Employment

As of December 31, 2016, the Company had 1,811 full-time employees, a decrease of 2 percent from December 31, 2015.

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

FINANCIAL RISKS

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

•
Our ability to engage in routine funding transactions or borrow from other financial institutions on acceptable terms or at all could be adversely affected by disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations; and

•
Because our lending agreements are primarily with financial institutions, their ability to perform in accordance with any of our underlying agreements could be adversely affected by market volatility and/or disruptions in the equity and credit markets.

Failure to maintain our credit ratings would increase our cost of borrowing and could adversely affect our access to capital markets
Caterpillar and Cat Financial's costs of borrowing and their respective ability to access the capital markets are affected not only by market conditions but also by the short-term and long-term debt ratings assigned to our respective debt by the major credit rating agencies.  These ratings are based, in significant part, on each of Caterpillar's and Cat Financial's performance as measured by financial metrics such as net worth, interest coverage and leverage ratios, as well as transparency with rating agencies and timeliness of financial reporting.   There can be no assurance that Caterpillar or Cat Financial will be able to maintain their credit ratings. On December 13, 2016, Moody’s Investors Service (Moody’s) downgraded the long- and short-term ratings of Caterpillar and Cat Financial to A3 from A2 and to Prime-2 from Prime-1. Although Caterpillar and Cat Financial have committed credit facilities to provide liquidity, a further downgrade of Caterpillar or Cat Financial’s credit ratings by Moody’s or one of the other major credit rating agencies could increase our cost of borrowing and could adversely affect our liquidity, competitive position and access to the capital markets, including restricting, in whole or in part, access to the commercial paper market.  There can be no assurance that the commercial paper market will continue to be a reliable source of short-term financing for Cat Financial or an available source of short-term financing for Caterpillar.  An inability to access the capital markets could have a material adverse effect on our cash flows, results of operations and financial condition.
Changes in interest rates, foreign currency exchange rates or market liquidity conditions could adversely affect our earnings and/or cash flows
Changes in interest rates, foreign currency exchange rates and market liquidity conditions could have a material adverse effect on our earnings and cash flows. Because our financial results are reported in U.S. dollars, but our operations are conducted internationally, currency exchange rates can have a significant impact on our results.  Additionally, because a significant number of our loans are made at fixed interest rates, our business is impacted by fluctuations in interest rates.  Changes in market interest rates may influence our financing costs, returns on financial investments and the valuation of derivative contracts and could reduce our earnings and/or cash flows.  In addition, because we make a significant number of loans in currencies other than the U.S. dollar, fluctuations in foreign currency exchange rates could also reduce our earnings and cash flows. There has been, and may continue to be, volatility in currency exchange rates as a result of the United Kingdom’s June 2016 vote to leave the European Union (commonly known as “Brexit”), especially between the U.S. dollar and the British pound. We also rely on a number of diversified global debt capital markets and funding programs to provide liquidity for our global operations, including commercial paper, medium-term notes, retail notes, variable denomination floating rate demand notes and bank loans.  Significant changes in market liquidity conditions could impact our access to funding and the associated funding cost and reduce our earnings and cash flows.
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
Our business is significantly influenced by the credit risk associated with our customers and an increase in delinquencies, repossessions or net losses could adversely affect our results
Our business is significantly influenced by the credit risk associated with our customers.  The creditworthiness of each customer and the rate of delinquencies, repossessions and net losses on customer obligations are directly impacted by several factors, including, but not limited to, relevant industry (particularly construction-related industries) and economic conditions and the availability of capital.  Any increase in delinquencies, repossessions and net losses on customer obligations could have a material adverse effect on our earnings and cash flows.
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
MACROECONOMIC RISKS

Changes in government monetary or fiscal policies may negatively impact our results
Most countries where Caterpillar products and services are sold have established central banks to regulate monetary systems and influence economic activities, generally by adjusting interest rates.  Interest rate changes affect overall economic growth, which in turn affects Caterpillar’s sales and our financing activities.  Interest rate changes may also affect customers’ abilities to finance machine purchases, can change the optimal time to keep machines in a fleet and can impact the ability of Caterpillar’s suppliers to finance the production of parts and components necessary to manufacture and support Caterpillar products.  Increases in interest rates could negatively impact Caterpillar sales and create supply chain inefficiencies that could in turn adversely impact our business, results of operations and financial condition.
Central banks and other policy arms of many countries may take actions to vary the amount of liquidity and credit available in an economy.  The impact from a change in liquidity and credit policies could impact the customers and markets we serve or our suppliers, which could adversely impact our business, results of operations and financial condition.
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

Our global operations are exposed to political and economic risks, commercial instability and events beyond our control in the countries in which we operate
Our global operations are dependent upon products manufactured, purchased, sold and financed in the U.S. and internationally, including in countries with political and economic instability or uncertainty.   This includes, for example, the uncertainty related to Brexit. Some countries have greater political and economic volatility and greater vulnerability to infrastructure and labor disruptions than others.  Operating and seeking to expand business in a number of different regions and countries exposes us to a number of risks, including:

•
Multiple and potentially conflicting legal and regulatory requirements that are subject to change, including but not limited to, those legal and regulatory requirements described in Item 1 of this report under the heading Competitive Environment;

•	Imposition of currency restrictions, restrictions on repatriation of earnings or other restraints;

•	Difficulty of enforcing agreements and collecting receivables through foreign legal systems;

•	Changes in trade agreements;

•	Imposition of new or additional trade and economic sanctions laws imposed by the U.S. or foreign governments;

•	National and international conflict;

•	War or terrorist acts; and

•	Political and economic instability or civil unrest that may severely disrupt economic activity in affected countries.

The occurrence of one or more of these events may negatively impact our business, results of operations and financial condition.
OPERATIONAL RISKS

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
Increased information technology security threats and more sophisticated computer crime pose a risk to our systems, networks, products and services
We rely upon information technology systems and networks in connection with a variety of business activities, some of which are managed by third parties. Additionally, we collect and store data that is sensitive to us and our customers. The secure operation of these information technology systems and networks, and the processing and maintenance of this data is critical to our business operations and strategy. Information technology security threats -- from user error to attacks designed to gain unauthorized access to our systems, networks and data -- are increasing in frequency and sophistication. Attacks may range from random attempts to coordinated and targeted attacks, including sophisticated computer crime and advanced persistent threats. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. Cybersecurity attacks could also include attacks targeting the security, integrity and/or reliability of the hardware and software installed in our products. We have experienced cybersecurity attacks that have resulted in unauthorized parties gaining access to our information technology systems and networks, and we could in the future experience similar attacks. However, to date, no cybersecurity attack has had a material impact on our financial condition, results of operations or liquidity. If an attack against us were to succeed it could expose us, and our customers, dealers and suppliers to misuse of information or systems, the compromising of confidential information, manipulation and destruction of data and operations disruptions. The occurrence of any of these events could adversely affect our reputation, competitive position, litigation with third parties, disruption to systems, unauthorized release or confidential or otherwise protected information, corruption of data, and increased cybersecurity protection and remediation costs, which in turn could adversely affect our competitiveness and results of operations. In addition, such breaches in security could result in litigation, regulatory action and potential liability and the costs and operational consequences of implementing further data protection measures.
LEGAL & REGULATORY RISKS

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
In addition, the U.S. Foreign Corrupt Practices Act and similar anti-corruption laws of other countries generally prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence foreign government officials for the purpose of obtaining or retaining business, or obtaining an unfair advantage. Recent years have seen a substantial increase in the global enforcement of anti-corruption laws. Our continued operation and expansion outside the United States, including in developing countries, could increase the risk of such violations. Violations of anti-corruption laws by our employees or by intermediaries acting on our behalf, may result in severe criminal or civil sanctions, could disrupt our business, and result in an adverse effect on our reputation, business and results of operations or financial condition.

New regulations or changes in financial services regulation could adversely impact our results of operations and financial condition

Our operations are highly regulated by governmental authorities in the locations where we operate, which can impose significant additional costs and/or restrictions on our business. In the U.S. for example, certain of our activities are subject to the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank"), a comprehensive financial reform act that includes extensive provisions regulating the financial services industry. Certain aspects of Dodd-Frank remain to be implemented under the rulemaking and regulatory authority of the SEC, the Commodity Futures Trading Commission and federal banking regulators and certain or all aspects of Dodd-Frank could be substantially modified or repealed. As such, we have become and could continue to become subject to additional regulatory costs that could be significant and could have an adverse effect on our results of operations and financial condition. Additional regulations in the U.S. or internationally impacting the financial services industry could also add significant cost or operational constraints that might have an adverse effect on our results of operations and financial condition.

We may incur additional tax expense or become subject to additional tax exposure

We are subject to income taxes in the United States and numerous foreign jurisdictions. Our domestic and international tax liabilities are dependent upon the distribution of income among these different jurisdictions.  Our Provision for income taxes and related tax payments in the future could be adversely affected by numerous factors, including, but not limited to, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws and regulations. We are also subject to the continuous examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities.  The results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures may have an adverse effect on the Company’s Provision for income taxes and related tax payments.

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

Our stock is not publicly traded.  Caterpillar Inc. is the owner of our one outstanding share.  Cash dividends of $275 million, $600 million and $400 million were paid to Caterpillar in 2016, 2015 and 2014, respectively.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

We reported revenues of $2.60 billion for 2016, a decrease of $78 million, or 3 percent, compared with 2015. The decrease in revenues was primarily due to a $66 million unfavorable impact from lower average earning assets and a $43 million unfavorable impact from returned or repossessed equipment, partially offset by a $33 million favorable impact from higher average financing rates.

Profit before income taxes was $561 million for 2016, compared with $619 million for 2015. The decrease was primarily due to a $43 million unfavorable impact from returned or repossessed equipment and a $30 million unfavorable impact from lower average earning assets, partially offset by a $24 million decrease in general, operating and administrative expenses.

The provision for income taxes reflects an annual tax rate of 30 percent for 2016, compared with 26 percent for 2015. The increase in the annual tax rate is primarily due to a reduction in available foreign tax credits and changes in the geographic mix of profits.

Retail new business volume for 2016 was $10.91 billion, a decrease of $511 million, or 4 percent, from 2015. The decrease was primarily related to lower volume across North America, marine and mining, partially offset by an increase in Asia/Pacific and Europe.

At the end of 2016, past dues were 2.38 percent, compared with 2.14 percent at the end of 2015. The increase in past dues was primarily driven by the European marine portfolio. Write-offs, net of recoveries, were $123 million for 2016, compared with $155 million for 2015. As of December 31, 2016, the allowance for credit losses totaled $343 million, or 1.29 percent of net finance receivables, compared with $338 million, or 1.22 percent of net finance receivables at year-end 2015.

2016 COMPARED WITH 2015

Consolidated Total Revenues

The chart above graphically illustrates reasons for the change in Consolidated Total Revenues between 2015 (at left) and 2016 (at right). Items favorably impacting total revenues appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting total revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Retail revenue for 2016 was $1.22 billion, a decrease of $23 million from 2015.  The decrease was due to a $19 million unfavorable impact from lower average earning assets and a $4 million unfavorable impact from lower interest rates on retail finance receivables.  For the year ended December 31, 2016, retail average earning assets were $23.46 billion, a decrease of $362 million from 2015. The average yield was 5.20 percent for 2016, compared with 5.22 percent in 2015.

Operating lease revenue for 2016 was $1.02 billion, an increase of $3 million from 2015. The increase in operating lease revenue was due to a $37 million favorable impact from higher average earning assets, partially offset by a $34 million unfavorable impact from lower average rental rates on operating leases.

Wholesale revenue for 2016 was $264 million, a decrease of $21 million from 2015. The decrease was due to a $43 million unfavorable impact from lower average earning assets, partially offset by a $22 million favorable impact from higher interest rates on wholesale finance receivables. For the year ended December 31, 2016, wholesale average earning assets were $3.72 billion, a decrease of $655 million from 2015. The average yield was 7.09 percent for 2016, compared with 6.50 percent in 2015.

Other revenue, net, items were as follows:

(Millions of dollars)
	2016	2015	$ Change
Finance receivable and operating lease fees (including late charges)(1)	$73	$68	$5
Fees on committed credit facility extended to Caterpillar	40	40	—
Interest income on Notes Receivable from Caterpillar(1)	30	21	9
Net loss on returned or repossessed equipment	(61)	(18)	(43)
Miscellaneous other revenue, net	14	22	(8)
Total Other revenue, net	$96	$133	$(37)

 (1) Portfolio-related revenues

Consolidated Profit Before Income Taxes

The chart above graphically illustrates reasons for the change in Consolidated Profit Before Income Taxes between 2015 (at left) and 2016 (at right). Items favorably impacting profit before income taxes appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting profit before income taxes appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Profit before income taxes was $561 million for 2016, compared with $619 million for 2015. The decrease was primarily due to a $43 million unfavorable impact from returned or repossessed equipment and a $30 million unfavorable impact from lower average earning assets. These unfavorable impacts were partially offset by a $24 million decrease in general, operating and administrative expenses primarily due to lower personnel costs.

Provision for income taxes
The Provision for income taxes reflects an annual tax rate of 30 percent for 2016, compared with 26 percent for 2015. The increase in the annual tax rate is primarily due to a reduction in available foreign tax credits and changes in the geographic mix of profits.

Finance Receivables and Equipment on Operating Leases

New Business Volume

(Millions of dollars)
	2016	2015	$ Change
New retail financing	$9,260	$9,988	$(728)
New operating lease activity	1,670	1,466	204
New wholesale financing	30,642	35,540	(4,898)
Total	$41,572	$46,994	$(5,422)

New retail financing decreased due to lower volume across North America, marine and mining, partially offset by an increase in Asia/Pacific and Europe. New operating lease activity (which is substantially related to retail) increased primarily due to higher rentals of Cat equipment in North America. New wholesale financing decreased primarily due to lower purchases of trade receivables from Caterpillar.

Total Managed Portfolio
We define total portfolio as finance receivables, net plus equipment on operating leases, less accumulated depreciation. We also manage and service receivables and leases that have been sold by us to third parties with limited or no recourse in order to mitigate our concentration of credit risk with certain customers.  These assets are not available to pay our creditors. Total managed portfolio as of December 31, was as follows:

(Millions of dollars)
	2016	2015	$ Change
Finance receivables, net	$26,212	$27,388	$(1,176)
Equipment on operating leases, less accumulated depreciation	3,708	3,564	144
Total portfolio	$29,920	$30,952	$(1,032)

Retail notes receivable	$87	$113	$(26)
Operating leases	79	81	(2)
Retail installment sale contracts	79	67	12
Retail finance leases	41	49	(8)
Total off-balance sheet managed assets	$286	$310	$(24)

Total managed portfolio	$30,206	$31,262	$(1,056)

At the end of 2016, past dues were 2.38 percent, compared with 2.14 percent at the end of 2015. The increase in past dues was primarily driven by the European marine portfolio. Total non-performing finance receivables, which represent finance receivables currently on non-accrual status, were $579 million and $485 million at December 31, 2016 and 2015, respectively. Total non-performing finance receivables as a percentage of our recorded investment in finance receivables were 2.18 percent and 1.75 percent at December 31, 2016 and 2015, respectively.

Our allowance for credit losses as of December 31, 2016 was $343 million or 1.29 percent of net finance receivables compared with $338 million or 1.22 percent as of December 31, 2015. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and current economic conditions. We believe our allowance is sufficient to provide for losses inherent in our existing finance receivable portfolio as of December 31, 2016.

FOURTH QUARTER 2016 VS. FOURTH QUARTER 2015

CONSOLIDATED STATEMENTS OF PROFIT (UNAUDITED)
(Dollars in Millions)

	Three Months Ended December 31,
	2016	2015
Revenues:
Retail finance	$306	$303
Operating lease	259	254
Wholesale finance	62	68
Other, net	15	23
Total revenues	642	648

Expenses:
Interest	153	148
Depreciation on equipment leased to others	214	207
General, operating and administrative	99	100
Provision for credit losses	39	30
Other	10	32
Total expenses	515	517

Other income (expense)	(5)	(2)

Profit before income taxes	122	129

Provision for income taxes	35	16

Profit of consolidated companies	87	113

Less: Profit (loss) attributable to noncontrolling interests	2	(1)

Profit[1]	$85	$114

1 Profit attributable to Caterpillar Financial Services Corporation.

Consolidated Total Revenues

The chart above graphically illustrates reasons for the change in Consolidated Total Revenues between fourth quarter 2015 (at left) and fourth quarter 2016 (at right). Items favorably impacting total revenues appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting total revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Retail revenue for the fourth quarter of 2016 was $306 million, an increase of $3 million from the same period in 2015.  The increase was due to a $9 million favorable impact from higher interest rates on retail finance receivables, partially offset by a $6 million unfavorable impact from lower average earning assets.  For the quarter ended December 31, 2016, retail average earning assets were $23.17 billion, a decrease of $296 million from the same period in 2015. The annualized average yield was 5.28 percent for the fourth quarter of 2016, compared with 5.17 percent for the fourth quarter of 2015.

Operating lease revenue for the fourth quarter of 2016 was $259 million, an increase of $5 million from the same period in 2015.  The increase was due to a $13 million favorable impact from higher average earning assets, partially offset by an $8 million unfavorable impact from lower average rental rates on operating leases.

Wholesale revenue for the fourth quarter of 2016 was $62 million, a decrease of $6 million from the same period in 2015. The decrease was due to a $13 million unfavorable impact from lower average earning assets, partially offset by a $7 million favorable impact from higher interest rates on wholesale finance receivables. For the quarter ended December 31, 2016, wholesale average earning assets were $3.38 billion, a decrease of $751 million from the same period in 2015. The annualized average yield was 7.38 percent for the fourth quarter of 2016, compared with 6.54 percent for the fourth quarter of 2015.

Other revenue, net, items were as follows:

(Millions of dollars)	Three Months Ended December 31,
	2016	2015	$ Change
Finance receivable and operating lease fees (including late charges)(1)	$18	$16	$2
Fees on committed credit facility extended to Caterpillar	10	10	—
Interest income on Notes Receivable from Caterpillar(1)	7	5	2
Net loss on returned or repossessed equipment	(25)	(12)	(13)
Miscellaneous other revenue, net	5	4	1
Total Other revenue, net	$15	$23	$(8)

 (1) Portfolio-related revenues

Consolidated Profit Before Income Taxes

The chart above graphically illustrates reasons for the change in Consolidated Profit Before Income Taxes between fourth quarter 2015 (at left) and fourth quarter 2016 (at right). Items favorably impacting profit before income taxes appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting profit before income taxes appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Profit before income taxes was $122 million for the fourth quarter of 2016, compared with $129 million for the fourth quarter of 2015. The decrease was primarily due to a $13 million unfavorable impact from returned or repossessed equipment, a $9 million unfavorable impact from lower average earning assets and a $9 million increase in provision for credit losses. These unfavorable impacts were partially offset by a decrease of $22 million in other operating expenses primarily driven by the absence of employee separation charges that were recorded in the prior year.

Provision for income taxes
The Provision for income taxes reflects an effective tax rate of 29 percent in the fourth quarter of 2016, compared with 12 percent in the fourth quarter of 2015. The increase in the effective tax rate is primarily due to a reduction in available foreign tax credits and changes in the geographic mix of profits.

2015 COMPARED WITH 2014

Consolidated Total Revenues

The chart above graphically illustrates reasons for the change in Consolidated Total Revenues between 2014 (at left) and 2015 (at right). Items favorably impacting total revenues appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting total revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

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

Other revenue, net, items were as follows:

(Millions of dollars)
	2015	2014	$ Change
Finance receivable and operating lease fees (including late charges)(1)	$68	$74	$(6)
Fees on committed credit facility extended to Caterpillar	40	41	(1)
Interest income on Notes Receivable from Caterpillar(1)	21	18	3
Net loss on returned or repossessed equipment	(18)	(3)	(15)
Miscellaneous other revenue, net	22	21	1
Total Other revenue, net	$133	$151	$(18)

 (1) Portfolio-related revenues

Consolidated Profit Before Income Taxes

The chart above graphically illustrates reasons for the change in Consolidated Profit Before Income Taxes between 2014 (at left) and 2015 (at right). Items favorably impacting profit before income taxes appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting profit before income taxes appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Profit before income taxes was $619 million for 2015, compared with $753 million for 2014. The decrease was primarily due to a $68 million decrease in net yield on average earning assets reflecting geographic mix changes and currency impacts and a $55 million unfavorable impact from lower average earning assets.

Provision for income taxes
The Provision for income taxes reflects an annual tax rate of 26 percent for 2015, compared with 28 percent for 2014. The decrease in the annual tax rate is primarily due to foreign tax credits and changes in the geographic mix of profits.

Finance Receivables and Equipment on Operating Leases

New Business Volume

(Millions of dollars)
	2015	2014	$ Change
New retail financing	$9,988	$11,115	$(1,127)
New operating lease activity	1,466	1,612	(146)
New wholesale financing	35,540	39,432	(3,892)
Total	$46,994	$52,159	$(5,165)

New retail financing decreased due to lower volume across all regions except for North America where volume increased. New operating lease activity (which is substantially related to retail) decreased primarily due to lower rentals of Cat equipment across all regions. New wholesale financing decreased primarily due to lower purchases of trade receivables from Caterpillar.

Total Managed Portfolio
We define total portfolio as finance receivables, net plus equipment on operating leases, less accumulated depreciation. We also manage and service receivables and leases that have been sold by us to third parties with limited or no recourse in order to mitigate our concentration of credit risk with certain customers.  These assets are not available to pay our creditors. Total managed portfolio as of December 31, was as follows:

(Millions of dollars)
	2015	2014	$ Change
Finance receivables, net	$27,388	$29,074	$(1,686)
Equipment on operating leases, less accumulated depreciation	3,564	3,624	(60)
Total portfolio	$30,952	$32,698	$(1,746)

Retail notes receivable	$113	$121	$(8)
Operating leases	81	93	(12)
Retail installment sale contracts	67	43	24
Retail finance leases	49	59	(10)
Total off-balance sheet managed assets	$310	$316	$(6)

Total managed portfolio	$31,262	$33,014	$(1,752)

 At the end of 2015, past dues were 2.14 percent, compared with 2.17 percent at the end of 2014. Total non-performing finance receivables, which represent finance receivables currently on non-accrual status, were $485 million and $468 million at December 31, 2015 and 2014, respectively. Total non-performing finance receivables as a percentage of our recorded investment in finance receivables were 1.75 percent and 1.59 percent at December 31, 2015 and 2014, respectively.

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

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity provide us with the ability to meet our financial obligations on a timely basis.  Maintaining and managing adequate capital and liquidity resources includes management of funding sources and their utilization based on current, future and contingent needs. Throughout 2016, we experienced favorable liquidity conditions. We ended 2016 with $1.80 billion of cash, an increase of $779 million from year-end 2015. Our cash balances are held in numerous locations throughout the world with approximately $150 million held by our non-U.S. subsidiaries. Amounts held by non-U.S. subsidiaries are available for general corporate use and could be used in the U.S. without incurring significant additional U.S. taxes. We expect to meet our U.S. funding needs without repatriating undistributed profits that are indefinitely reinvested outside the U.S.

BORROWINGS
Borrowings consist primarily of medium-term notes, commercial paper, bank borrowings and variable denomination floating rate demand notes, the combination of which is used to manage interest rate risk and funding requirements. (Please refer to Notes 6, 7, 8 and 9 of Notes to Consolidated Financial Statements for additional discussion.)

We receive debt ratings from the major rating agencies. In December 2016, Moody's Investors Service downgraded our long-term ratings to A3 from A2, and short-term ratings to Prime-2 from Prime-1.  We do not expect the Moody’s downgrade to have a material impact on our borrowing costs or our overall financial health. A further downgrade of our credit ratings by Moody's or one of the other major credit rating agencies would result in increased borrowing costs and could make access to certain credit markets more difficult. In the event economic conditions deteriorate such that access to debt markets becomes unavailable, we would rely on cash flows from our existing portfolio, existing cash balances, access to our revolving credit facilities and our other credit facilities and potential borrowings from Caterpillar.  In addition, Caterpillar maintains a support agreement with us, which requires Caterpillar to remain as our sole owner and may, under certain circumstances, require Caterpillar to make payments to us should we fail to maintain certain financial ratios.

Total borrowings outstanding as of December 31, 2016, were $29.27 billion, a decrease of $355 million over December 31, 2015, primarily due to lower borrowings due to decreasing portfolio funding requirements, partially offset by the impact of lending activity with Caterpillar.  Outstanding borrowings as of December 31 were as follows:

(Millions of dollars)
	2016	2015
Medium-term notes, net of unamortized discount and debt issuance costs	$19,667	$20,574
Commercial paper, net of unamortized discount	5,985	5,811
Bank borrowings – long-term	870	995
Bank borrowings – short-term	553	440
Variable denomination floating rate demand notes	556	707
Notes payable to Caterpillar	1,637	1,096
Total outstanding borrowings	$29,268	$29,623

Medium-term notes
We issue medium-term unsecured notes through securities dealers or underwriters in the U.S., Canada, Europe, Australia, Japan, Hong Kong, China, Argentina and Mexico to both retail and institutional investors. These notes are offered in several currencies and with a variety of maturities. These notes are senior unsecured obligations of the Company. Medium-term notes outstanding as of December 31, 2016, mature as follows:

(Millions of dollars)
2017	$5,798
2018	5,102
2019	3,550
2020	1,100
2021	1,619
Thereafter	2,498
Total	$19,667

Medium-term notes issued totaled $4.09 billion and redeemed totaled $4.94 billion for the year ended December 31, 2016. During September 2016, $381 million of medium-term notes with varying interest rates and maturity dates were exchanged for $366 million of 1.93 percent medium-term notes due in 2021 and $15 million in cash. In addition, a debt exchange premium of $33 million was paid.

Commercial paper
We issue unsecured commercial paper in the U.S., Europe and other international capital markets.  These short-term promissory notes are issued on a discounted basis and are payable at maturity.

Revolving credit facilities
We have three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and us for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of December 31, 2016 was $7.75 billion.

•	The 364-day facility of $3.15 billion (of which $2.33 billion is available to us) expires in September 2017.

•	The three-year facility, as amended in September 2016, of $2.73 billion (of which $2.01 billion is available to us) expires in September 2019.

•	The five-year facility, as amended in September 2016, of $4.62 billion (of which $3.41 billion is available to us) expires in September 2021.

At December 31, 2016, Caterpillar’s consolidated net worth was $13.20 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined in the Credit Facility as the consolidated stockholders' equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income/(loss).

At December 31, 2016, our covenant interest coverage ratio was 1.92 to 1.  This is above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at December 31, 2016, our six-month covenant leverage ratio was 7.35 to 1 and our year-end covenant leverage ratio was 7.60 to 1.  This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event that either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At December 31, 2016, there were no borrowings under the Credit Facility.

Bank borrowings
Available credit lines with banks as of December 31, 2016 totaled $3.76 billion.  These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements. As of December 31, 2016, we had $1.42 billion outstanding against these credit lines and were in compliance with all debt covenants under these credit lines. The remaining available credit commitments may be withdrawn any time at the lenders' discretion.

Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction.  We do not hold reserves to fund the payment of the demand notes.  The notes are offered on a continuous basis. As of December 31, 2016, there was $556 million of variable denomination floating rate demand notes outstanding. The maximum amount of variable denomination floating rate demand notes that we may have outstanding at any time may not exceed $1.25 billion.

Notes receivable from/payable to Caterpillar
Under our variable amount and term lending agreements and other notes receivable with Caterpillar, we may borrow up to $2.83 billion from Caterpillar and Caterpillar may borrow up to $2.29 billion from us.  The variable amount lending agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice.  The term lending agreements have remaining maturities ranging up to ten years. We had notes payable of $1.64 billion and notes receivable of $530 million outstanding under these agreements as of December 31, 2016.

Committed credit facility
We extended a $2 billion committed credit facility to Caterpillar, which expires in February 2019.  We receive a fee from Caterpillar based on amounts drawn under the credit facility and a commitment fee for the undrawn amounts under the credit facility.  At December 31, 2016, there were no borrowings under this credit facility.

OFF-BALANCE SHEET ARRANGEMENTS
We lease all of our facilities. In addition, we have potential payment exposure for guarantees issued to third parties totaling $43 million as of December 31, 2016.  Please refer to Notes 11 and 15 of Notes to Consolidated Financial Statements for further information.

Managed Assets
Certain finance receivables and equipment on operating leases are sold by us to third parties with limited or no recourse in order to mitigate our concentration of credit risk with certain customers.  In 2016, we received $159 million of cash proceeds from the sale of such assets. We typically maintain servicing responsibilities for these assets.

CONTRACTUAL OBLIGATIONS
We have committed cash outflow related to long-term debt, operating lease agreements and purchase obligations.  Minimum payments for these obligations are:

(Millions of dollars)
	2017	2018-2019	2020-2021	After 2021	Total
Long-term debt(1)	$6,158	$9,052	$2,833	$2,491	$20,534
Operating leases	15	27	24	7	73
Purchase obligations(2)	27	—	—	—	27
Interest payable on long-term debt	460	546	239	164	1,409
Total contractual obligations	$6,660	$9,625	$3,096	$2,662	$22,043

(1)Excludes debt issuance costs and fair value adjustments.
(2)Represents short-term contractual obligations made in the ordinary course of business for contracted services at December 31, 2016.

These contractual obligations do not include unused commitments and lines of credit for dealers and customers discussed in Note 11 of Notes to Consolidated Financial Statements.

CASH FLOWS
Operating cash flow for 2016 was $1.41 billion compared with $1.27 billion for 2015. Net cash provided by investing activities in 2016 was $87 million compared with $841 million cash used for investing activities in 2015. The change was primarily due to lower levels of financing. Net cash used for financing activities was $717 million in 2016 compared with $228 million in 2015. The change was due to lower funding requirements, partially offset by lending activity with Caterpillar and a lower dividend payment to Caterpillar.

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

Residual values for leased assets
Lease residual values are an estimate of the market value of leased equipment at the end of the lease term and are based on an analysis of historical wholesale market sales prices, projected forward on a level trend line without consideration for inflation or possible future pricing action.  At the inception of the lease, residual values are estimated with consideration of the following critical factors: market size and demand, any known significant market/product trends, total expected hours of usage, machine configuration, application, location, model changes, quantities, past re-marketing experience, third-party residual guarantees and contractual customer purchase options.  Many of these factors are gathered in an application survey that is completed prior to quotation.  The lease agreement also clearly defines applicable return conditions and remedies for non-compliance, to ensure that the leased equipment will be in good operating condition upon return.  Model changes and updates, as well as market strength and product acceptance, are monitored and adjustments are made to residual values in accordance with the significance of any such changes.  Remarketing sales staff works closely with customers and dealers to manage the sale of lease returns and the recovery of residual exposure.

During the term of the equipment on operating leases, we evaluate our depreciation on a regular basis taking into consideration expected residual values at lease termination.   Adjustments to depreciation expense reflecting revised estimates of expected residual values at the end of the lease terms are recorded prospectively on a straight-line basis. For finance leases, residual value adjustments are recognized through a reduction of finance revenue.

We evaluate the carrying value of  equipment on operating leases for potential impairment when we determine a triggering event has occurred. When a triggering event occurs, a test for recoverability is performed by comparing projected undiscounted future cash flows to the carrying value of the equipment on operating leases. If the test for recoverability identifies a possible impairment, the fair value of the equipment on operating leases is measured in accordance with the fair value measurement framework. An impairment charge is recognized for the amount by which the carrying value of the equipment on operating leases exceeds its estimated fair value.

At December 31, 2016, the aggregate residual value of equipment on operating leases was $2.27 billion. Without consideration of other factors such as third-party residual guarantees or contractual customer purchase options, a 10 percent non-temporary decrease in the market value of our equipment subject to operating leases would reduce residual value estimates and result in recognition of approximately $90 million of additional annual depreciation expense.

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

Our income tax positions and analysis are based on currently enacted tax law. Future changes in tax law could significantly impact the Provision for income taxes, the amount of taxes payable and the deferred tax asset and liability balances. Deferred tax assets generally represent tax benefits for tax deductions or credits available in future tax returns. Certain estimates and assumptions are required to determine whether it is more likely than not that all or some portion of the benefit of a deferred tax asset will not be realized. In making this assessment, management analyzes the trend of U.S. GAAP earnings and estimates the impact of future taxable income, reversing temporary differences and available prudent and feasible tax planning strategies. Should a change in facts or circumstances lead to a change in judgment about the ultimate realizability of a deferred tax asset, we record or adjust the related valuation allowance in the period that the change in facts and circumstances occurs, along with a corresponding increase or decrease in the Provision for income taxes.

A provision for U.S. income taxes has not been recorded on undistributed profits of our non-U.S. subsidiaries that we have determined to be indefinitely reinvested outside the U.S. If management intentions or U.S. tax law changes in the future, there could be a significant negative impact on the Provision for income taxes to record an incremental tax liability in the period the change occurs. A deferred tax asset is recognized only if we have definite plans to generate a U.S. tax benefit by repatriating earnings in the foreseeable future.

Income taxes are based on the statutory tax rate of the jurisdiction in which earnings are subject to taxation. That statutory rate may differ from the statutory tax rate of the jurisdiction in which that entity is incorporated. Taxes are paid in the jurisdictions where earnings are subject to taxation. The effective tax rate differs from the U.S. statutory rate in part due to indefinitely reinvested profits of non-U.S. subsidiaries being subject to statutory tax rates which are generally lower than the U.S. rate of 35 percent.

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

In order to properly manage our sensitivity to changes in interest rates, we measure the potential impact of different interest rate assumptions on pre-tax earnings.  All on-balance sheet positions, including derivative financial instruments, are included in the analysis.  The primary assumptions used in the analysis are that there are no new fixed rate assets or liabilities, the proportion of fixed rate debt to fixed rate assets remains unchanged and the level of floating rate assets and debt remains constant.  An analysis of the December 31, 2016 balance sheet, using these assumptions, estimates the impact of a 100 basis point immediate and sustained adverse change in interest rates to have a potential $6 million adverse impact on pre-tax earnings.  Last year, similar assumptions and calculations yielded a potential $13 million adverse impact on pre-tax earnings.

This analysis does not necessarily represent our current outlook of future market interest rate movement, nor does it consider any actions management could undertake in response to changes in interest rates.  Accordingly, no assurance can be given that actual results would be consistent with the results of our analysis.

Foreign currency exchange rate risk
We have balance sheet positions and expected future transactions denominated in foreign currencies, thereby creating exposure to movements in exchange rates. In managing foreign currency risk, our objective is to minimize earnings volatility resulting from conversion and the remeasurement of net foreign currency balance sheet positions and future transactions denominated in foreign currencies.  Our policy allows the use of foreign currency forward, option and cross currency contracts to offset the risk of currency mismatch between our assets and liabilities and exchange rate risk associated with future transactions denominated in foreign currencies. An analysis of the December 31, 2016 balance sheet estimates the net impact of a 10 percent adverse change in the value of the U.S. dollar relative to all other currencies, to have a net impact to pre-tax earnings of less than $1 million. A similar analysis performed on the December 31, 2015 balance sheet resulted in an estimated net impact to pre-tax earnings of less than $1 million.

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

Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Exchange Act Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2016. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2016.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessment, we concluded that, as of December 31, 2016, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in internal control over financial reporting
There have been no changes in the Company's internal control over financial reporting during the fourth quarter of 2016 covered by this Annual Report on Form 10-K that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 14.	Principal Accounting Fees and Services.

As a wholly-owned subsidiary of Caterpillar Inc., our principal accounting fees and services are subject to Caterpillar Inc.’s Audit Committee pre-approval policies and procedures described in its Proxy Statement.  This Proxy Statement can be located at Caterpillar Inc.’s Internet site (www.caterpillar.com), under Investors, Financial Information, Proxy Statement.  Other than these policies and procedures, the information contained at that Internet site is not incorporated by reference in this filing.  During 2016, all services provided by the external auditor were pre-approved by Caterpillar’s Audit Committee in accordance with such policy.

Fees for professional services provided by our auditors include the following:

(Millions of dollars)
	2016	2015
Audit fees(1)	$5.7	$4.8
Audit-related fees(2)	.1	.1
Tax fees(3)	.1	.2
Total	$5.9	$5.1

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

10.2
364-Day Credit Agreement (2016 364-Day Facility), dated as of September 8, 2016, among the Company, Caterpillar Inc., Caterpillar International Finance Limited and Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank Europe PLC, UK Branch, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed September 14, 2016).

10.3	Local Currency Addendum, dated as of September 8, 2016, to the 364-Day Facility (incorporated by reference from Exhibit 99.2 to the Company's Current Report on Form 8-K filed on September 14, 2016).
10.4
Japan Local Currency Addendum, dated as of September 8, 2016, to the 364-Day Facility (incorporated by reference from Exhibit 99.3 to the Company's Current Report on Form 8-K filed on September 14, 2016).

10.5
Omnibus Amendment No. 1 to Amended and Restated Credit Agreement (3-Year Facility), Amendment No. 1 to Local Currency Addendum and Amendment No. 1 to Japan Local Currency Addendum, dated as of September 8, 2016, among the Company, Caterpillar Inc., Caterpillar International Finance Limited and Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank Europe PLC, UK Branch, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.4 to the Company’s Current Report on Form 8-K filed September 14, 2016).

10.6
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

10.9
Omnibus Amendment No. 1 to Amended and Restated Credit Agreement (5-Year Facility), Amendment No. 1 to Local Currency Addendum and Amendment No. 1 to Japan Local Currency Addendum, dated as of September 8, 2016, among the Company, Caterpillar Inc., Caterpillar International Finance Limited and Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank Europe PLC, UK Branch, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.5 to the Company’s Current Report on Form 8-K filed September 14, 2016).

10.10
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

10.11
Local Currency Addendum to the 5-Year Facility among the Company, Caterpillar International Finance Limited, the Local Currency Banks named therein, Citibank, N.A. and Citibank International Limited (incorporated by reference from Exhibit 99.8 to the Company’s Current Report on Form 8-K, filed September 16, 2015).

10.12
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

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Caterpillar Financial Services Corporation
(Registrant)

Date:	February 15, 2017	By:	/s/Leslie S. Zmugg
Leslie S. Zmugg, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

February 15, 2017	/s/Kent M. Adams	President, Director and Chief Executive Officer
Kent M. Adams

February 15, 2017	/s/Bradley M. Halverson	Director
Bradley M. Halverson

February 15, 2017	/s/James A. Duensing	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
James A. Duensing

February 15, 2017	/s/Jeffry D. Everett	Controller (Principal Accounting Officer)
Jeffry D. Everett

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of Caterpillar Financial Services Corporation:

In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of profit, comprehensive income, changes in stockholder’s equity and cash flows present fairly, in all material respects, the financial position of Caterpillar Financial Services Corporation and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 15, 2017

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF PROFIT
For the Years Ended December 31,
(Dollars in Millions)

	2016	2015	2014
Revenues:
Retail finance	$1,220	$1,243	$1,366
Operating lease	1,015	1,012	1,057
Wholesale finance	264	285	311
Other, net	96	133	151
Total revenues	2,595	2,673	2,885

Expenses:
Interest	611	593	631
Depreciation on equipment leased to others	841	836	870
General, operating and administrative	391	415	433
Provision for credit losses	135	119	139
Other	41	64	37
Total expenses	2,019	2,027	2,110

Other income (expense)	(15)	(27)	(22)

Profit before income taxes	561	619	753

Provision for income taxes	171	158	209

Profit of consolidated companies	390	461	544

Less: Profit attributable to noncontrolling interests	6	1	9

Profit[1]	$384	$460	$535

 1 Profit attributable to Caterpillar Financial Services Corporation.

See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31,
(Dollars in Millions)

	2016	2015	2014

Profit of consolidated companies	$390	$461	$544

Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (expense)/benefit of: 2016-$(25); 2015-$(91); 2014-$(119)	(104)	(545)	(481)
Derivative financial instruments:
Gains (losses) deferred, net of tax (expense)/benefit of: 2016-$(8); 2015-$(1); 2014-$2	15	2	(4)
(Gains) losses reclassified to earnings, net of tax expense/(benefit) of: 2016-$9; 2015-$(2); 2014-$(2)	(16)	3	4
Total Other comprehensive income (loss), net of tax	(105)	(540)	(481)

Comprehensive income (loss)	285	(79)	63

Less: Comprehensive income (loss) attributable to the noncontrolling interests	(1)	(6)	9

Comprehensive income (loss) attributable to Caterpillar Financial Services Corporation	$286	$(73)	$54

See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
At December 31,
(Dollars in Millions, except share data)

	2016	2015
Assets:
Cash and cash equivalents	$1,795	$1,016
Finance receivables, net (Note 3)	26,212	27,388
Notes receivable from Caterpillar (Note 14)	530	490
Equipment on operating leases,
less accumulated depreciation (Note 4)	3,708	3,564
Deferred and refundable income taxes (Note 12)	119	240
Other assets (Note 5)	1,251	1,169
Total assets	$33,615	$33,867

Liabilities and stockholder’s equity:
Payable to dealers and others	$140	$137
Payable to Caterpillar – other	49	62
Accrued expenses	172	200
Income taxes payable	32	47
Payable to Caterpillar – borrowings (Note 14)	1,637	1,096
Short-term borrowings (Note 8)	7,094	6,958
Current maturities of long-term debt (Note 9)	6,155	5,360
Long-term debt (Note 9)	14,382	16,209
Deferred income taxes and other liabilities (Note 12)	969	823
Total liabilities	30,630	30,892

Commitments and contingent liabilities (Note 11)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid-in amount)	745	745
Additional paid-in capital	2	2
Retained earnings	3,108	2,999
Accumulated other comprehensive income/(loss)	(995)	(897)
Noncontrolling interests	125	126
Total stockholder’s equity	2,985	2,975

Total liabilities and stockholder’s equity	$33,615	$33,867

 See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
For the Years Ended December 31,
(Dollars in Millions)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Noncontrolling interests	Total
Balance at December 31, 2013	$745	$2	$3,004	$117	$123	$3,991
Profit of consolidated companies			535		9	544
Dividend paid to Caterpillar			(400)			(400)
Foreign currency translation, net of tax				(481)	—	(481)
Derivative financial instruments, net of tax				—		—
Balance at December 31, 2014	$745	$2	$3,139	$(364)	$132	$3,654
Profit of consolidated companies			460		1	461
Dividend paid to Caterpillar			(600)			(600)
Foreign currency translation, net of tax				(538)	(7)	(545)
Derivative financial instruments, net of tax				5		5
Balance at December 31, 2015	$745	$2	$2,999	$(897)	$126	$2,975
Profit of consolidated companies			384		6	390
Dividend paid to Caterpillar			(275)			(275)
Foreign currency translation, net of tax				(97)	(7)	(104)
Derivative financial instruments, net of tax				(1)		(1)
Balance at December 31, 2016	$745	$2	$3,108	$(995)	$125	$2,985

See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
 (Dollars in Millions)

	2016	2015	2014
Cash flows from operating activities:
Profit of consolidated companies	$390	$461	$544
Adjustments for non-cash items:
Depreciation and amortization	851	848	883
Amortization of receivables purchase discount	(207)	(222)	(243)
Provision for credit losses	135	119	139
Other, net	72	29	(9)
Changes in assets and liabilities:
Receivables from others	(69)	(43)	10
Other receivables/payables with Caterpillar	1	(17)	23
Payable to dealers and others	36	83	(26)
Accrued interest payable	(21)	7	(60)
Accrued expenses and other liabilities, net	71	76	107
Income taxes payable	138	(74)	(33)
Proceeds from interest rate contracts	44	4	3
Debt exchange premium	(33)	—	—
Net cash provided by operating activities	1,408	1,271	1,338
Cash flows from investing activities:
Capital expenditures for equipment on operating leases and other capital expenditures	(1,636)	(1,461)	(1,627)
Proceeds from disposals of equipment	789	583	771
Additions to finance receivables	(11,862)	(12,928)	(14,396)
Collections of finance receivables	12,341	12,225	12,608
Net changes in Caterpillar purchased receivables	399	745	10
Proceeds from sales of receivables	127	136	179
Net change in variable lending to Caterpillar	30	—	—
Additions to other notes receivable with Caterpillar	(146)	(134)	(103)
Collections on other notes receivable with Caterpillar	76	58	34
Proceeds from sale of securities	5	—	—
Restricted cash and cash equivalents activity, net	(11)	(7)	6
Settlements of derivatives	(25)	(58)	(40)
Net cash provided by (used for) investing activities	87	(841)	(2,558)
Cash flows from financing activities:
Net change in variable lending from Caterpillar	1,492	—	—
Proceeds from borrowings with Caterpillar	253	—	—
Payments on borrowings with Caterpillar	(1,203)	—	—
Proceeds from debt issued (original maturities greater than three months)	5,109	5,129	8,655
Payments on debt issued (original maturities greater than three months)	(6,032)	(7,775)	(8,463)
Short-term borrowings, net (original maturities three months or less)	(61)	3,018	1,043
Dividend paid to Caterpillar	(275)	(600)	(400)
Net cash provided by (used for) financing activities	(717)	(228)	835
Effect of exchange rate changes on cash and cash equivalents	1	(43)	(78)
Increase/(decrease) in cash and cash equivalents	779	159	(463)
Cash and cash equivalents at beginning of period	1,016	857	1,320
Cash and cash equivalents at end of period	$1,795	$1,016	$857

Cash paid for interest	$608	$579	$674
Cash (received) paid for taxes	$(61)	$125	$175
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

During the term of the equipment on operating leases, we evaluate our depreciation on a regular basis taking into consideration expected residual values at lease termination.   Adjustments to depreciation expense reflecting revised estimates of expected residual values at the end of the lease terms are recorded prospectively on a straight-line basis. For finance leases, residual value adjustments are recognized through a reduction of finance revenue.

We evaluate the carrying value of  equipment on operating leases for potential impairment when we determine a triggering event has occurred. When a triggering event occurs, a test for recoverability is performed by comparing projected undiscounted future cash flows to the carrying value of the equipment on operating leases. If the test for recoverability identifies a possible impairment, the fair value of the equipment on operating leases is measured in accordance with the fair value measurement framework. An impairment charge is recognized for the amount by which the carrying value of the equipment on operating leases exceeds its estimated fair value.

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

J. Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements, in conformity with generally accepted accounting principles in the United States of America, requires management to make estimates and assumptions that affect the reported amounts.  Significant estimates include residual values for leased assets, allowance for credit losses and income taxes. Actual results may differ from these estimates.

K. New Accounting Pronouncements

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

Classification of restricted cash – In November 2016, the FASB issued accounting guidance related to the presentation and classification of changes in restricted cash on the statement of cash flows where diversity in practice exists. The new standard is required to be applied with a retrospective approach. The guidance is effective January 1, 2018 with early adoption permitted. We do not expect the adoption to have a material impact on our financial statements.

NOTE 2 – ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

Comprehensive income/(loss) and its components are presented in the Consolidated Statements of Comprehensive Income. Changes in Accumulated other comprehensive income/(loss), net of tax, included in the Consolidated Statements of Changes in Stockholder's Equity, consisted of the following:

(Millions of dollars)	Foreign currency translation	Derivative financial instruments	Total

Balance at December 31, 2013	$122	$(5)	$117
Other comprehensive income/(loss) before reclassifications	(481)	(4)	(485)
Amounts reclassified from accumulated other comprehensive (income)/loss	—	4	4
Other comprehensive income/(loss)	(481)	—	(481)
Balance at December 31, 2014	$(359)	$(5)	$(364)
Other comprehensive income/(loss) before reclassifications	(538)	2	(536)
Amounts reclassified from accumulated other comprehensive (income)/loss	—	3	3
Other comprehensive income/(loss)	(538)	5	(533)
Balance at December 31, 2015	$(897)	$—	$(897)
Other comprehensive income/(loss) before reclassifications	(97)	15	(82)
Amounts reclassified from accumulated other comprehensive (income)/loss	—	(16)	(16)
Other comprehensive income/(loss)	(97)	(1)	(98)
Balance at December 31, 2016	$(994)	$(1)	$(995)

The effect of the reclassifications out of Accumulated other comprehensive income/(loss) on the Consolidated Statements of Profit during the years ended December 31, 2016, 2015 and 2014 was as follows:

(Millions of dollars)
	Classification of income (expense)	2016	2015	2014
Cross currency contracts	Other income (expense)	$28	$1	$—
Interest rate contracts	Interest expense	(3)	(6)	(6)
Reclassifications before tax		25	(5)	(6)
Tax (provision) benefit		(9)	2	2
Total reclassifications from Accumulated other comprehensive income/(loss)		$16	$(3)	$(4)

NOTE 3 – FINANCE RECEIVABLES
A summary of finance receivables included in the Consolidated Statements of Financial Position as of December 31, was as follows:

(Millions of dollars)
	2016	2015
Finance leases and installment sale contracts – Retail (1)	$13,565	$13,728
Retail notes receivable	10,195	10,616
Wholesale notes receivable	3,457	3,887
Finance leases and installment sale contracts – Wholesale	103	289
	27,320	28,520
Less: Unearned income	(765)	(794)
Recorded investment in finance receivables	26,555	27,726
Less: Allowance for credit losses	(343)	(338)
Total finance receivables, net	$26,212	$27,388

(1) Includes $4 million of finance receivables classified as held for sale as of December 31, 2016.

Maturities of our finance receivables, as of December 31, 2016, reflect contractual repayments due from borrowers and were as follows:

(Millions of dollars)
Amounts due in	Retail Installment Sale Contracts	Wholesale Installment Sale Contracts	Retail Finance Leases	Wholesale Finance Leases	Retail Notes	Wholesale Notes	Total
2017	$2,730	$9	$2,374	$18	$3,774	$3,133	$12,038
2018	2,058	6	1,577	12	1,899	199	5,751
2019	1,331	4	907	7	1,351	121	3,721
2020	637	1	418	3	1,132	3	2,194
2021	175	—	173	2	1,017	1	1,368
Thereafter	9	—	78	1	1,022	—	1,110
Total	6,940	20	5,527	43	10,195	3,457	26,182
Guaranteed residual value	—	—	318	35	—	—	353
Unguaranteed residual value	—	—	780	5	—	—	785
Total	$6,940	$20	$6,625	$83	$10,195	$3,457	$27,320

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

Our allowance for credit losses as of December 31, 2016 was $343 million or 1.29 percent of net finance receivables compared with $338 million or 1.22 percent as of December 31, 2015. An analysis of the allowance for credit losses was as follows:

(Millions of dollars)
	December 31, 2016
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$327	$9	$2	$338
Receivables written off	(158)	—	—	(158)
Recoveries on receivables previously written off	35	—	—	35
Provision for credit losses	132	1	—	133
Adjustment due to sale of receivables	(8)	—	—	(8)
Foreign currency translation adjustment	3	—	—	3
Balance at end of year	$331	$10	$2	$343

Individually evaluated for impairment	$85	$—	$—	$85
Collectively evaluated for impairment	246	10	2	258
Ending Balance	$331	$10	$2	$343

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$786	$—	$—	$786
Collectively evaluated for impairment	18,859	4,479	2,431	25,769
Ending Balance	$19,645	$4,479	$2,431	$26,555

(Millions of dollars)
	December 31, 2015
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$388	$10	$3	$401
Receivables written off	(196)	—	—	(196)
Recoveries on receivables previously written off	41	—	—	41
Provision for credit losses	119	(1)	(1)	117
Adjustment due to sale of receivables	(2)	—	—	(2)
Foreign currency translation adjustment	(23)	—	—	(23)
Balance at end of year	$327	$9	$2	$338

Individually evaluated for impairment	$65	$—	$—	$65
Collectively evaluated for impairment	262	9	2	273
Ending Balance	$327	$9	$2	$338

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$601	$—	$—	$601
Collectively evaluated for impairment	19,431	5,093	2,601	27,125
Ending Balance	$20,032	$5,093	$2,601	$27,726

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

(Millions of dollars)
	December 31, 2016
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Recorded Investment in Finance Receivables	91+ Still Accruing
Customer
North America	$50	$16	$59	$125	$8,051	$8,176	$5
Europe	16	12	39	67	2,388	2,455	6
Asia/Pacific	18	7	15	40	1,944	1,984	4
Mining	3	2	63	68	1,756	1,824	2
Latin America	40	33	214	287	1,808	2,095	—
Caterpillar Power Finance	11	9	73	93	3,018	3,111	1
Dealer
North America	—	—	—	—	2,705	2,705	—
Europe	—	—	—	—	336	336	—
Asia/Pacific	—	—	—	—	582	582	—
Mining	—	—	—	—	6	6	—
Latin America	—	—	—	—	848	848	—
Caterpillar Power Finance	—	—	—	—	2	2	—
Caterpillar Purchased Receivables
North America	11	3	1	15	1,303	1,318	1
Europe	—	—	1	1	268	269	—
Asia/Pacific	—	—	—	—	475	475	—
Mining	—	—	—	—	—	—	—
Latin America	—	—	—	—	366	366	—
Caterpillar Power Finance	—	—	—	—	3	3	—
Total	$149	$82	$465	$696	$25,859	$26,555	$19

(Millions of dollars)
	December 31, 2015
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Recorded Investment in Finance Receivables	91+ Still Accruing
Customer
North America	$45	$12	$30	$87	$8,031	$8,118	$4
Europe	18	7	44	69	2,358	2,427	9
Asia/Pacific	22	12	21	55	2,108	2,163	6
Mining	6	1	68	75	1,793	1,868	1
Latin America	45	31	199	275	1,998	2,273	—
Caterpillar Power Finance	—	1	35	36	3,147	3,183	2
Dealer
North America	—	—	—	—	3,387	3,387	—
Europe	—	—	—	—	330	330	—
Asia/Pacific	—	—	—	—	611	611	—
Mining	—	—	—	—	4	4	—
Latin America	—	—	—	—	758	758	—
Caterpillar Power Finance	—	—	—	—	3	3	—
Caterpillar Purchased Receivables
North America	16	5	1	22	1,386	1,408	1
Europe	4	—	4	8	307	315	3
Asia/Pacific	—	—	—	—	407	407	—
Mining	—	—	—	—	—	—	—
Latin America	—	—	—	—	454	454	—
Caterpillar Power Finance	—	1	—	1	16	17	—
Total	$156	$70	$402	$628	$27,098	$27,726	$26

Impaired finance receivables
For all classes, a finance receivable is considered impaired, based on current information and events, if it is probable that we will be unable to collect all amounts due according to the contractual terms. Impaired finance receivables include finance receivables that have been restructured and are considered to be Troubled Debt Restructures.

There were no impaired finance receivables as of December 31, 2016, 2015 and 2014, for the Dealer and Caterpillar Purchased Receivables portfolio segments. Our recorded investment in impaired finance receivables and the related unpaid principal balances and allowance for the Customer portfolio segment were as follows:

(Millions of dollars)
	As of December 31, 2016			As of December 31, 2015
Impaired Finance Receivables With No Allowance Recorded	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
North America	$10	$10	$—	$12	$12	$—
Europe	49	48	—	41	41	—
Asia/Pacific	3	2	—	1	1	—
Mining	129	129	—	84	84	—
Latin America	68	68	—	28	28	—
Caterpillar Power Finance	271	271	—	242	241	—
Total	$530	$528	$—	$408	$407	$—
Impaired Finance Receivables With An Allowance Recorded
North America	$61	$60	$22	$14	$13	$4
Europe	7	7	3	11	10	5
Asia/Pacific	50	50	8	34	34	4
Mining	—	—	—	11	11	3
Latin America	93	104	34	53	53	21
Caterpillar Power Finance	45	44	18	70	70	28
Total	$256	$265	$85	$193	$191	$65
Total Impaired Finance Receivables
North America	$71	$70	$22	$26	$25	$4
Europe	56	55	3	52	51	5
Asia/Pacific	53	52	8	35	35	4
Mining	129	129	—	95	95	3
Latin America	161	172	34	81	81	21
Caterpillar Power Finance	316	315	18	312	311	28
Total	$786	$793	$85	$601	$598	$65

(Millions of dollars)
	Year Ended December 31, 2016		Year Ended December 31, 2015		Year Ended December 31, 2014
Impaired Finance Receivables With No Allowance Recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
North America	$18	$1	$12	$1	$20	$1
Europe	46	1	42	1	47	1
Asia/Pacific	2	—	2	—	3	—
Mining	98	4	75	3	69	3
Latin America	47	1	31	—	30	—
Caterpillar Power Finance	270	11	170	5	164	6
Total	$481	$18	$332	$10	$333	$11
Impaired Finance Receivables With An Allowance Recorded
North America	$34	$—	$9	$—	$9	$—
Europe	11	1	14	1	21	1
Asia/Pacific	37	3	44	2	23	1
Mining	13	—	39	1	90	7
Latin America	66	2	56	3	36	1
Caterpillar Power Finance	50	1	115	3	96	2
Total	$211	$7	$277	$10	$275	$12
Total Impaired Finance Receivables
North America	$52	$1	$21	$1	$29	$1
Europe	57	2	56	2	68	2
Asia/Pacific	39	3	46	2	26	1
Mining	111	4	114	4	159	10
Latin America	113	3	87	3	66	1
Caterpillar Power Finance	320	12	285	8	260	8
Total	$692	$25	$609	$20	$608	$23

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

As of December 31, 2016 and 2015, there were no finance receivables on non-accrual status for the Dealer portfolio segment. As of December 31, 2016 and 2015, there was $1 million in finance receivables on non-accrual status for the Caterpillar Purchased Receivables portfolio segment, all of which was in the Europe finance receivable class. The recorded investment in Customer finance receivables on non-accrual status as of December 31, was as follows:

(Millions of dollars)
	2016	2015
North America	$66	$31
Europe	35	39
Asia/Pacific	12	15
Mining	69	106
Latin America	307	217
Caterpillar Power Finance	90	77
Total	$579	$485

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

As of December 31, 2016 and December 31, 2015, there were $11 million and $3 million, respectively, of additional funds committed to lend to a borrower whose terms have been modified in a TDR.

There were no finance receivables modified as TDRs during the years ended December 31, 2016, 2015 and 2014 for the Dealer or Caterpillar Purchased Receivables portfolio segments. Finance receivables in the Customer portfolio segment modified as TDRs during the years ended December 31, 2016, 2015 and 2014, were as follows:

(Dollars in millions)	Year Ended December 31, 2016
	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
North America	25	$25	$25
Europe	43	12	9
Asia/Pacific	31	29	28
Mining	4	74	66
Latin America(1)	437	118	82
Caterpillar Power Finance	34	196	177
Total	574	$454	$387

	Year Ended December 31, 2015
	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
North America	14	$1	$1
Europe	23	2	2
Asia/Pacific	21	26	26
Mining	4	65	65
Latin America	11	1	2
Caterpillar Power Finance	21	259	242
Total	94	$354	$338

	Year Ended December 31, 2014
	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
North America	34	$12	$7
Europe	8	7	7
Asia/Pacific	2	—	—
Mining	51	185	176
Latin America	35	31	30
Caterpillar Power Finance	18	137	139
Total	148	$372	$359

(1) In Latin America, 321 contracts with a pre-TDR recorded investment of $94 million and a post-TDR recorded investment of $64 million are related to four customers.

TDRs in the Customer portfolio segment with a payment default during the years ended December 31, 2016, 2015 and 2014, which had been modified within twelve months prior to the default date, were as follows:

(Dollars in millions)	Year Ended December 31, 2016		Year Ended December 31, 2015		Year Ended December 31, 2014
	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment
North America	17	$3	12	$1	11	$1
Europe	16	9	—	—	46	2
Asia/Pacific	3	—	—	—	—	—
Latin America	7	3	12	1	11	1
Total	43	$15	24	$2	68	$4

NOTE 4 – EQUIPMENT ON OPERATING LEASES

Components of equipment on operating leases, less accumulated depreciation as of December 31, were as follows:

(Millions of dollars)
	2016	2015
Equipment on operating leases, at cost	$5,395	$5,202
Less: Accumulated depreciation	(1,687)	(1,638)
Equipment on operating leases, net	$3,708	$3,564

At December 31, 2016, scheduled minimum rental payments for operating leases were as follows:

2017	2018	2019	2020	2021	Thereafter	Total
$818	$538	$299	$130	$38	$12	$1,835

NOTE 5 – OTHER ASSETS

The components of other assets as of December 31, were as follows:

(Millions of dollars)
	2016	2015
Collateral held for resale, at net realizable value	$654	$560
Customer and other miscellaneous receivables	417	421
Other	180	188
Total other assets	$1,251	$1,169

NOTE 6 – CONCENTRATION OF CREDIT RISK

Financial instruments with potential credit risk consist primarily of finance receivables. Additionally, to a lesser extent, we have potential credit risk associated with counterparties to derivative contracts.

As of December 31, 2016 and 2015, receivables from customers in construction-related industries made up approximately one-third of our total portfolio of which customers in North America were approximately 60 percent. No single customer or dealer represented a significant concentration of credit risk.  We typically maintain a security interest in retail financed equipment and in some instances, wholesale financed equipment. We also require physical damage insurance coverage on all financed equipment.  See Note 16 for further information concerning business segments.

For derivative contracts, collateral is generally not required of the counterparties or of us.  We enter into International Swaps and Derivatives Association (ISDA) master netting agreements that permit the net settlement of amounts owed under their respective derivative contracts.  Our exposure to credit loss in the event of nonperformance by the counterparties is limited to only those gains that we have recorded, but for which we have not yet received cash payment. The master netting agreements reduce the amount of loss the company would incur should the counterparties fail to meet their obligations.  At December 31, 2016 and 2015, the maximum exposure to credit loss, was $72 million and $91 million, respectively, before the application of any master netting agreements.  See Note 10 for further information concerning derivatives.

NOTE 7 – CREDIT COMMITMENTS

Revolving credit facilities
We have three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and us for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of December 31, 2016 was $7.75 billion.

•	The 364-day facility of $3.15 billion (of which $2.33 billion is available to us) expires in September 2017.

•	The three-year facility, as amended in September 2016, of $2.73 billion (of which $2.01 billion is available to us) expires in September 2019.

•	The five-year facility, as amended in September 2016, of $4.62 billion (of which $3.41 billion is available to us) expires in September 2021.

At December 31, 2016, Caterpillar’s consolidated net worth was $13.20 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined in the Credit Facility as the consolidated stockholders' equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income/(loss).

At December 31, 2016, our covenant interest coverage ratio was 1.92 to 1.  This is above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at December 31, 2016, our six-month covenant leverage ratio was 7.35 to 1 and our year-end covenant leverage ratio was 7.60 to 1.  This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event that either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At December 31, 2016, there were no borrowings under the Credit Facility.

Bank borrowings
Available credit lines with banks as of December 31, 2016 totaled $3.76 billion.  These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements. As of December 31, 2016 and 2015, we had $1.42 billion and $1.44 billion, respectively, outstanding against these credit lines and were in compliance with all debt covenants under these credit lines. The remaining available credit commitments may be withdrawn any time at the lenders' discretion.

Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction.  We do not hold reserves to fund the payment of the demand notes.  The notes are offered on a continuous basis. As of December 31, 2016 and 2015, there was $556 million and $707 million of variable denomination floating rate demand notes outstanding. The maximum amount of variable denomination floating rate demand notes that we may have outstanding at any time may not exceed $1.25 billion.

Notes receivable from/payable to Caterpillar
Under our variable amount and term lending agreements and other notes receivable with Caterpillar, we may borrow up to $2.83 billion from Caterpillar and Caterpillar may borrow up to $2.29 billion from us.  The variable amount lending agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice.  The term lending agreements have remaining maturities ranging up to ten years. We had notes payable of $1.64 billion and notes receivable of $530 million outstanding under these agreements as of December 31, 2016, compared with notes payable of $1.10 billion and notes receivable of $490 million as of December 31, 2015.

Committed credit facility
We extended a $2 billion committed credit facility to Caterpillar, which expires in February 2019.  We receive a fee from Caterpillar based on amounts drawn under the credit facility and a commitment fee for the undrawn amounts under the credit facility.  At December 31, 2016, there were no borrowings under this credit facility.

NOTE 8 – SHORT-TERM BORROWINGS

Short-term borrowings outstanding as of December 31, were comprised of the following:

(Millions of dollars)
	2016		2015
	Balance	Avg. Rate	Balance	Avg. Rate
Commercial paper, net	$5,985	0.9%	$5,811	0.5%
Bank borrowings	553	7.5%	440	9.3%
Variable denomination floating rate demand notes	556	0.9%	707	0.8%
Total	$7,094		$6,958

NOTE 9 – LONG-TERM DEBT

During 2016, we issued $4.09 billion of medium-term notes, of which $3.21 billion were at fixed interest rates and $886 million were at floating interest rates, primarily indexed to LIBOR.  At December 31, 2016, the outstanding medium-term notes had remaining maturities ranging up to 11 years. Debt issuance costs are capitalized and amortized to Interest expense using the straight-line method over the term of the debt issuance. The balance of our medium-term notes contains unamortized fair value adjustments for debt in a fair value hedge relationship.

Long-term debt outstanding as of December 31, was comprised of the following:

(Millions of dollars)
	2016		2015
	Balance	Avg. Rate	Balance	Avg. Rate
Medium-term notes	$19,731	2.4%	$20,611	2.4%
Unamortized discount and debt issuance costs	(64)		(37)
Medium-term notes, net	19,667		20,574
Bank borrowings	870	4.5%	995	4.0%
Total	$20,537		$21,569

Long-term debt outstanding as of December 31, 2016, matures as follows:

(Millions of dollars)
2017	$6,155
2018	5,359
2019	3,680
2020	1,144
2021	1,682
Thereafter	2,517
Total	$20,537

The above table includes $78 million of medium-term notes that could be called by us at some point in the future at par.

During September 2016, $381 million of medium-term notes with varying interest rates and maturity dates were exchanged for $366 million of 1.93 percent medium-term notes due in 2021 and $15 million in cash. In addition, a debt exchange premium of $33 million was paid.

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

As of December 31, 2016, less than $1 million of deferred net gains, net of tax, included in equity (AOCI in the Consolidated Statements of Financial Position), related to our floating-to-fixed interest rate contracts, are expected to be reclassified to Interest expense over the next twelve months.  The actual amount recorded in Interest expense will vary based on interest rates at the time the hedged transactions impact earnings.

We have, at certain times, liquidated fixed-to-floating interest rate contracts. The deferred gains are being amortized to Interest expense over the remaining term of the previously designated hedged item. During 2016, we liquidated fixed-to-floating interest rate contracts that resulted in deferred gains of $32 million, which is included in Long-term debt in the Consolidated Statements of Financial Position.

The location and fair value of derivative instruments reported in the Consolidated Statements of Financial Position were as follows:

(Millions of dollars)
		Asset (Liability) Fair Value
		December 31,
	Consolidated Statements of Financial Position Location	2016	2015
Designated derivatives
Interest rate contracts	Other assets	$4	$51
Interest rate contracts	Accrued expenses	(1)	(4)
Cross currency contracts	Other assets	29	1
Cross currency contracts	Accrued expenses	(3)	—
		$29	$48
Undesignated derivatives
Foreign exchange contracts	Other assets	$12	$3
Foreign exchange contracts	Accrued expenses	(4)	(6)
Cross currency contracts	Other assets	27	36
		$35	$33

The total notional amount of our derivative instruments was $2.63 billion and $3.54 billion as of December 31, 2016 and 2015, respectively. The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties. The amounts exchanged by the parties are calculated by reference to the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates and interest rates.

The effect of derivatives designated as hedging instruments on the Consolidated Statements of Profit was as follows:

Fair Value Hedges
(Millions of dollars)
		Year Ended December 31, 2016
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts	Other income (expense)	$(12)	$11

		Year Ended December 31, 2015
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts	Other income (expense)	$(27)	$26

		Year Ended December 31, 2014
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts	Other income (expense)	$(41)	$40

Cash Flow Hedges
(Millions of dollars)
	Year Ended December 31, 2016
		Recognized in Earnings
	Amounts of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$8	Interest expense	$(3)	$—
Cross currency contracts	15	Other income (expense)	28	—
	$23		$25	$—

	Year Ended December 31, 2015
		Recognized in Earnings
	Amounts of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$2	Interest expense	$(6)	$—
Cross currency contracts	1	Other income (expense)	1	—
	$3		$(5)	$—

	Year Ended December 31, 2014
		Recognized in Earnings
	Amounts of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$(6)	Interest expense	$(6)	$—

The effect of derivatives not designated as hedging instruments on the Consolidated Statements of Profit was as follows for the years ended December 31:

(Millions of dollars)
	Classification	2016	2015	2014
Foreign exchange contracts	Other income (expense)	$(10)	$(50)	$(49)
Cross currency contracts	Other income (expense)	(14)	16	2
		$(24)	$(34)	$(47)

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

Collateral is generally not required of the counterparties or us under the master netting agreements. As of December 31, 2016, 2015 and 2014, no cash collateral was received or pledged under the master netting agreements.

The effect of net settlement provisions of the master netting agreements on our derivative balances upon an event of default or a termination event as of December 31, was as follows:

Offsetting of Derivative Assets and Liabilities
(Millions of dollars)
	2016	2015
Derivative Assets
Gross Amount of Recognized Assets	$72	$91
Gross Amounts Offset	—	—
Net Amount of Assets(1)	72	91
Gross Amounts Not Offset	(7)	(5)
Net Amount	$65	$86

Derivative Liabilities
Gross Amount of Recognized Liabilities	$(8)	$(10)
Gross Amounts Offset	—	—
Net Amount of Liabilities(1)	(8)	(10)
Gross Amounts Not Offset	7	5
Net Amount	$(1)	$(5)

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

No significant loss has been experienced or is anticipated under any of these guarantees.  At December 31, 2016 and 2015, the related recorded liability was $1 million and less than $1 million, respectively.  The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees was $43 million and $39 million, at December 31, 2016 and 2015, respectively.

We provide guarantees to repurchase certain loans of Caterpillar dealers from a special purpose corporation (SPC) that qualifies as a VIE (see Note 1 for additional information regarding the accounting guidance on the consolidation of VIEs).  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  We have a loan purchase agreement with the SPC that obligates us to purchase certain loans that are not paid at maturity.  We receive a fee for providing this guarantee, which provides a source of liquidity for the SPC.  We are the primary beneficiary of the SPC as our guarantees result in us having both the power to direct the activities that most significantly impact the SPC's economic performance and the obligation to absorb losses and therefore we have consolidated the financial statements of the SPC.  As of December 31, 2016 and 2015, the SPC’s assets of $1.09 billion and $1.21 billion, respectively, were primarily comprised of loans to dealers, which are included in Finance receivables, net in the Consolidated Statements of Financial Position, and the SPC's liabilities of $1.09 billion and $1.21 billion, respectively, were primarily comprised of commercial paper, which is included in Short-term borrowings in the Consolidated Statements of Financial Position.  The assets of the SPC are not available to pay our creditors. We may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.
We are party to agreements in the normal course of business with selected customers and Caterpillar dealers in which we commit to provide a set dollar amount of financing on a pre-approved basis.  We also provide lines of credit to certain customers and Caterpillar dealers, of which a portion remains unused as of the end of the period.  Commitments and lines of credit generally have fixed expiration dates or other termination clauses.  It has been our experience that not all commitments and lines of credit will be used.  Management applies the same credit policies when making commitments and granting lines of credit as it does for any other financing.  We do not require collateral for these commitments/lines, but if credit is extended, collateral may be required upon funding.  As of December 31, 2016 and 2015, the amount of the unused commitments and lines of credit for dealers was $12.97 billion and $13.12 billion, respectively.  As of December 31, 2016 and 2015, the amount of the unused commitments and lines of credit for customers was $3.34 billion and $3.57 billion, respectively.
We are involved in unresolved legal actions that arise in the normal course of business. Although it is not possible to predict with certainty the outcome of our unresolved legal actions, we believe that these unresolved legal actions will neither individually nor in the aggregate have a material adverse effect on our consolidated results of operations, financial position or liquidity.

NOTE 12 – INCOME TAXES

The components of Profit before income taxes for the years ended December 31, were as follows:

(Millions of dollars)
	2016	2015	2014
U.S.	$249	$230	$207
Non-U.S.	312	389	546
Total	$561	$619	$753

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

The components of the Provision for income taxes were as follows for the years ended December 31:

(Millions of dollars)
	2016	2015	2014
Current income tax provision (benefit):
U.S.	$(18)	$(21)	$14
Non-U.S.	111	109	138
State (U.S.)	—	2	(1)
	93	90	151

Deferred income tax provision (benefit):
U.S.	90	45	44
Non-U.S.	(15)	21	13
State (U.S.)	3	2	1
	78	68	58

Total Provision for income taxes	$171	$158	$209

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

The actual Provision for income taxes differs from the Provision for income taxes that would result from applying the U.S. statutory rate to Profit before income taxes for the years ended December 31, for the reasons set forth in the following reconciliation:

(Millions of dollars)
	2016		2015		2014
Taxes computed at U.S. statutory rates	$196	35.0%	$217	35.0%	$264	35.0%
(Decreases) increases in taxes resulting from:
State Income Tax, net of Federal Tax	2	0.4%	3	0.5%	—	—%
Subsidiaries' results subject to tax rates other than U.S. statutory rates	(36)	(6.5)%	(25)	(4.0)%	(55)	(7.2)%
Income from non-U.S. subsidiaries taxed at U.S. statutory rates, net of foreign tax credits	2	0.3%	(39)	(6.3)%	—	—%
Foreign currency translation taxed at non-U.S. subsidiaries	13	2.3%	6	0.9%	2	0.2%
Other, net	(6)	(1.1)%	(4)	(0.6)%	(2)	(0.2)%
Provision for income taxes	$171	30.4%	$158	25.5%	$209	27.8%

 We have recorded income tax expense at U.S. tax rates on all profits, except for undistributed profits of non-U.S. subsidiaries of approximately $2 billion, which are considered indefinitely reinvested.  Upon distribution of these profits in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and in some instances withholding taxes payable to the various non-U.S. jurisdictions. Determination of the amount of unrecognized deferred income tax liability related to indefinitely reinvested profits is not feasible primarily due to the complexity of the legal entity structure and U.S. and local tax laws. If U.S. tax law changes in the future, there may be a significant negative impact on the provision for income taxes to record an incremental tax liability in the period the change occurs. At December 31, 2016, cash held by non-U.S. subsidiaries was approximately $150 million.

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

(Millions of dollars)
	2016	2015
Assets:
Deferred and refundable income taxes	$89	$75
Liabilities:
Deferred income taxes and other liabilities	(939)	(812)
Deferred income taxes, net	$(850)	$(737)

Differences between accounting rules and income tax laws cause differences between the bases of certain assets and liabilities for financial reporting and income tax purposes.  The income tax effects of these differences, to the extent they are temporary, are recorded as deferred income tax assets and liabilities netted by tax jurisdiction and taxpayer.

Our consolidated deferred income taxes consisted of the following components as of December 31:

(Millions of dollars)
	2016	2015
Deferred income tax assets:
Allowance for credit losses	$148	$142
Tax carryforwards	73	48
	221	190

Deferred income tax liabilities (primarily lease basis differences)	(693)	(574)

Valuation allowance for deferred income tax assets	(10)	(10)

Deferred income tax on translation adjustment	(368)	(343)

Deferred income taxes, net	$(850)	$(737)

As of December 31, 2016, amounts and expiration dates of net operating loss (NOL) carryforwards in various U.S. state taxing jurisdictions were:

(Millions of dollars)
2017	2018	2019	2020	2021-2031	Total
$2	$6	$4	$1	$162	$175

The gross deferred income tax asset associated with these NOL carryforwards is $13 million as of December 31, 2016, partially offset by a valuation allowance of $1 million.

In some U.S. state income tax jurisdictions, we join with other Caterpillar entities in filing combined income tax returns.  In other U.S. state income tax jurisdictions, we file on a separate, stand-alone basis.

As of December 31, 2016, amounts and expiration dates of NOL carryforwards in various non-U.S. taxing jurisdictions were:

(Millions of dollars)
2017	2018	2019	2020	2021-2031	Unlimited	Total
$—	$—	$—	$7	$29	$44	$80

Valuation allowances totaling $9 million have been recorded at certain non-U.S. subsidiaries that have not yet demonstrated consistent and/or sustainable profitability to support the recognition of net deferred income tax assets.

As of December 31, 2016, approximately $41 million of U.S. foreign tax credits were available for carryforward. These credits expire in 2025, 2026 and 2027.

A reconciliation of the beginning and ending amounts of gross unrecognized income tax benefits for uncertain income tax positions, including positions impacting only the timing of income tax benefits was as follows:

(Millions of dollars)
	2016	2015
Reconciliation of unrecognized income tax benefits(1):
Balance at beginning of year	$—	$—
Additions for income tax positions related to current year	1	—
Additions for income tax positions related to prior year	3	2
Reductions for income tax positions related to settlements(2)	—	(2)
Balance at end of year	$4	$—

Amount that, if recognized, would impact the effective tax rate	$—	$—

(1) Foreign currency translation amounts are included within each line as applicable.
(2) Includes cash payment or other reduction of assets to settle liability.

We classify interest and penalties on income taxes as a component of the Provision for income taxes.  During the years ended December 31, 2016, 2015 and 2014, we recognized a benefit of less than $1 million, an expense of less than $1 million and a benefit of less than $1 million in interest and penalties, respectively.  As of December 31, 2016 and 2015, the total amount of accrued interest and penalties was $2 million and less than $1 million, respectively.

 In December 2016, Treasury and the Internal Revenue Service (IRS) issued regulations under IRS Section 987 ("the Regulations").  These Regulations address the taxation of foreign currency translation gains or losses arising from qualified business units that operate in a currency other than the United States Dollar.  The new guidance is effective January 1, 2018.  Due to exceptions provided in the Regulations, we determined the new guidance is not applicable to us, and we do not expect the Regulations to have a material impact on our financial statements.

On January 30, 2015, Caterpillar received a Revenue Agent's Report (RAR) from the IRS indicating the end of field examination of our U.S. tax returns for 2007 to 2009. In the opinion of management, the ultimate disposition of the matters raised in this report will not have a material adverse effect on our consolidated financial position, liquidity or results of operations. The IRS field examination of our U.S. tax returns for 2010 to 2012 began in 2015 and is expected to be completed in 2017. Tax years prior to 2007 are generally no longer subject to U.S. tax assessment. In our major non-U.S. jurisdictions, tax years are typically subject to examination for three to six years. Due to the uncertainty related to the timing and potential outcome of audits, we cannot estimate the range of reasonably possible change in unrecognized tax benefits in the next 12 months.

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

Derivative financial instruments are measured on a recurring basis at fair value and are classified as Level 2 measurements.  We had derivative financial instruments in a net asset position, included in our Consolidated Statements of Financial Position of $64 million and $81 million as of December 31, 2016 and 2015, respectively.

Impaired loans
Our impaired loans are subject to measurement at fair value on a nonrecurring basis and are classified as Level 3 measurements. A loan is considered impaired when management determines that collection of contractual amounts due is not probable. In these cases, an allowance for credit losses may be established based either on the present value of expected future cash flows discounted at the receivables' effective interest rate, or the fair value of the collateral for collateral-dependent receivables. In determining collateral value, we estimate the current fair market value of the collateral less selling costs. We had impaired loans carried at the fair value of $137 million and $91 million as of December 31, 2016 and 2015, respectively.

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

Please refer to the table below for the fair values of our financial instruments.

(Millions of dollars)	2016		2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Cash and cash equivalents	$1,795	$1,795	$1,016	$1,016	1
Finance receivables, net (excluding finance leases(1))	$20,101	$19,949	$20,935	$20,925	3	Note 3
Interest rate contracts:
In a net receivable position	$4	$4	$51	$51	2	Note 10
In a net payable position	$(1)	$(1)	$(4)	$(4)	2	Note 10
Cross currency contracts
In a receivable position	$56	$56	$37	$37	2	Note 10
In a payable position	$(3)	$(3)	$—	$—	2	Note 10
Foreign currency contracts:
In a receivable position	$12	$12	$3	$3	2	Note 10
In a payable position	$(4)	$(4)	$(6)	$(6)	2	Note 10
Restricted cash and cash equivalents(2)	$29	$29	$18	$18	1
Short-term borrowings	$(7,094)	$(7,094)	$(6,958)	$(6,958)	1	Note 8
Long-term debt	$(20,537)	$(20,724)	$(21,569)	$(21,904)	2	Note 9
Guarantees	$(1)	$(1)	$—	$—	3	Note 11

(1) As of December 31, 2016 and 2015, represents finance leases with a net carrying value of $6.11 billion and $6.45 billion, respectively.
(2) Included in Other assets in the Consolidated Statements of Financial Position.

NOTE 14 – TRANSACTIONS WITH RELATED PARTIES

We have a Support Agreement with Caterpillar, which provides that Caterpillar will (1) remain, directly or indirectly, our sole owner; (2) cause us to maintain a tangible net worth of at least $20 million and (3) ensure that we maintain a ratio of profit before income taxes and interest expense to interest expense (as defined by the Support Agreement) of not less than 1.15 to 1, calculated on an annual basis. Although this agreement can be modified or terminated by either party, any termination or any modification which would adversely affect holders of our debt requires the consent of holders of 66-2/3 percent in principal amount of outstanding debt of each series so affected.  Any modification or termination which would adversely affect the lenders under the Credit Facility requires their consent.  Caterpillar's obligation under this agreement is not directly enforceable by any of our creditors and does not constitute a guarantee of any of our obligations.  Cash dividends of $275 million, $600 million and $400 million were paid to Caterpillar in 2016, 2015 and 2014, respectively.

We have variable amount and term lending agreements and other notes receivable with Caterpillar.  Under these agreements, we may borrow up to $2.83 billion from Caterpillar, and Caterpillar may borrow up to $2.29 billion from us.  The variable amount lending agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice.  The term lending agreements have remaining maturities ranging up to ten years. We extended a $2 billion committed credit facility to Caterpillar, which expires in February 2019.  Under this agreement, we receive a fee from Caterpillar based on amounts drawn under the credit facility and a commitment fee for the undrawn amounts under the credit facility.  Information concerning these agreements was as follows:

(Millions of dollars)
	2016	2015	2014
Notes payable as of December 31,	$1,637	$1,096	$1,108
Notes receivable as of December 31,	$530	$490	$414
Interest expense	$15	$6	$7
Interest income on Notes Receivable with Caterpillar(1)	$30	$21	$18
Fees on committed credit facility extended to Caterpillar(1)	$40	$40	$41

(1) Included in Other revenues, net in the Consolidated Statements of Profit.

We have agreements with Caterpillar to purchase certain trade receivables at a discount. Information pertaining to these purchases was as follows:

(Millions of dollars)
	2016	2015	2014
Purchases made	$28,631	$33,154	$36,816
Discounts earned	$207	$222	$243
Purchased Receivables as of December 31,	$2,431	$2,601	$3,238

We participate in certain marketing programs offered in conjunction with Caterpillar that allow us to periodically offer financing to customers at interest rates that are below market rates.  Under these marketing programs, Caterpillar funds an amount at the outset of the transaction, which we then recognize as revenue over the term of the financing.  During 2016, 2015 and 2014, relative to such programs, we received $233 million, $188 million and $173 million, respectively. We have finance receivables and equipment on operating leases, net of depreciation, with Caterpillar wholly-owned dealers of $18 million and $49 million as of December 31, 2016 and 2015, respectively. For the years ended December 31, 2016, 2015 and 2014, we recognized revenues of $8 million, $9 million and $11 million, respectively, related to these finance receivables and operating leases.  For the years ended December 31, 2016, 2015 and 2014, we recognized depreciation related to these operating leases of $7 million, $7 million and $9 million, respectively. At December 31, 2016 and 2015, $403 million and $418 million, respectively, of our portfolio is subject to guarantees by Caterpillar and affiliates.

We participate in various benefit plans, which are administered by Caterpillar.  These plans include employee medical plans and postretirement benefit plans.  We reimburse Caterpillar for these charges.  During 2016, 2015 and 2014, these charges amounted to $29 million, $29 million and $30 million, respectively.  Included in these charges are contributions to defined benefit plans in the amount of $7 million for each of 2016, 2015 and 2014.  These contributions are related to our participation in the following defined benefit plans that are administered by Caterpillar: the Caterpillar Inc. Retirement Income Plan, the Caterpillar Inc. Supplemental Retirement Plan and the Caterpillar Inc. Retiree Benefit Program. The total cost of the defined benefit plans is determined by actuarial valuation and we receive an allocation of the service and prior service cost based on headcount. We participate in the Caterpillar stock incentive plans.  In 2016, 2015 and 2014, Caterpillar allocated to us $9 million, $12 million and $11 million, respectively, in expenses related to stock based compensation.  Further information about these plans is available in Caterpillar’s 2016 Annual Report on Form 10-K filed separately with the Securities and Exchange Commission.

Caterpillar provides operational and administrative support, which is integral to the conduct of our business.  In 2016, 2015 and 2014, these operational and support charges for which we reimburse Caterpillar amounted to $28 million, $37 million and $37 million, respectively. In addition, we provide administrative support services to certain Caterpillar subsidiaries.  Caterpillar reimburses us for these charges.  During 2016, 2015 and 2014, these charges amounted to $9 million, $12 million and $12 million, respectively.

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

NOTE 15 – LEASES

We lease our offices and other property through operating leases.  Rental expense is charged to operations as incurred.  For 2016, 2015 and 2014, total rental expense for operating leases was $17 million, $16 million and $17 million, respectively.  At December 31, 2016, minimum payments for operating leases having initial non-cancelable terms in excess of one year were as follows:

(Millions of dollars)
2017	$15
2018	14
2019	13
2020	12
2021	12
Thereafter	7
Total	$73

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

•	Timing - Timing differences in the recognition of costs between segment reporting and consolidated external reporting.

•	Methodology - Methodology differences between segment reporting and consolidated external reporting are as follows:

◦	Segment assets include off-balance sheet managed assets for which we maintain servicing responsibilities.

◦	The impact of differences between the actual leverage and the segment leverage ratios.

◦	Interest expense includes realized forward points on foreign currency forward contracts.

◦	The net gain or loss from interest rate derivatives.

◦	The profit attributable to noncontrolling interests is considered a component of segment profit.

Supplemental segment data and reconciliations to consolidated external reporting for the years ended December 31 was as follows:

(Millions of dollars) 2016	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at December 31, 2016	Capital expenditures
North America	$1,230	$326	$287	$477	$28	$14,925	$1,180
Europe	268	86	33	83	—	3,834	147
Asia/Pacific	254	82	81	29	3	3,620	74
Latin America and CPF	487	77	156	61	100	7,270	26
Mining	308	49	47	188	7	2,734	206
Total Segments	2,547	620	604	838	138	32,383	1,633
Unallocated	80	(138)	116	—	—	1,688	—
Timing	(32)	(12)	—	3	(3)	27	3
Methodology	—	91	(109)	—	—	(220)	—
Inter-segment Eliminations (1)	—	—	—	—	—	(263)	—
Total	$2,595	$561	$611	$841	$135	$33,615	$1,636

2015	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at December 31, 2015	Capital expenditures
North America	$1,156	$370	$261	$409	$7	$14,419	$1,118
Europe	284	96	31	76	3	3,758	136
Asia/Pacific	285	65	100	21	29	3,923	37
Latin America and CPF	533	108	152	104	64	7,376	89
Mining	380	52	56	226	14	2,947	69
Total Segments	2,638	691	600	836	117	32,423	1,449
Unallocated	65	(101)	67	—	—	1,743	9
Timing	(30)	(32)	—	—	2	164	3
Methodology	—	61	(74)	—	—	(216)	—
Inter-segment Eliminations (1)	—	—	—	—	—	(247)	—
Total	$2,673	$619	$593	$836	$119	$33,867	$1,461

2014	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at December 31, 2014	Capital expenditures
North America	$1,067	$355	$240	$361	$3	$13,633	$1,068
Europe	353	114	52	94	10	4,276	133
Asia/Pacific	368	129	116	24	35	4,766	34
Latin America and CPF	594	144	166	118	62	7,994	111
Mining	471	68	67	273	31	3,252	269
Total Segments	2,853	810	641	870	141	33,921	1,615
Unallocated	60	(86)	46	—	—	1,551	10
Timing	(28)	(8)	—	—	(2)	120	2
Methodology	—	37	(56)	—	—	(215)	—
Inter-segment Eliminations (1)	—	—	—	—	—	(243)	—
Total	$2,885	$753	$631	$870	$139	$35,134	$1,627

(1) Elimination is primarily related to intercompany loans.

Geographic information:

(Millions of dollars)
	2016	2015	2014
Revenues
Inside U.S.	$1,397	$1,330	$1,219
Inside Canada	171	198	259
Inside Australia	176	200	261
All other	851	945	1,146
Total	$2,595	$2,673	$2,885

Equipment on Operating Leases and Non-Leased Equipment (included in Other Assets), Net	2016	2015
Inside U.S.	$2,401	$2,058
Inside Canada	535	572
Inside Australia	250	282
All other	584	716
Total	$3,770	$3,628

NOTE 17 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(Millions of dollars)
2016	First quarter	Second quarter	Third quarter	Fourth quarter
Total revenues	$643	$659	$651	$642
Profit before income taxes	$145	$148	$146	$122
Profit	$100	$102	$97	$85

2015	First quarter	Second quarter	Third quarter	Fourth quarter
Total revenues	$689	$683	$653	$648
Profit before income taxes	$187	$150	$153	$129
Profit	$133	$104	$109	$114

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

(Millions of dollars)
Liability balance at December 31, 2014	$—
Increase in liability (separation charges)	15
Reduction in liability (payments)	(5)
Liability balance at December 31, 2015	$10
Increase in liability (separation charges)	—
Reduction in liability (payments)	(10)
Liability balance at December 31, 2016	$—