Form 10-Q
period 2017-03-31
CATERPILLAR FINANCIAL SERVICES CORP
filed 2017-05-03
CIK 764764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
Commission File No. 001-11241
CATERPILLAR FINANCIAL SERVICES CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	37-1105865
(State of incorporation)	(IRS Employer I.D. No.)

2120 West End Ave. Nashville, Tennessee	37203-0001
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (615) 341-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [✓ ] No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [✓ ] No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[✓ ]	(Do not check if a smaller reporting company)
		Smaller reporting company	[ ]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [    ] No [✓ ]

As of May 3, 2017, one share of common stock of the registrant was outstanding, which is owned by Caterpillar Inc.

The registrant is a wholly owned subsidiary of Caterpillar Inc. and meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced disclosure format.

UNAUDITED

PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In addition to the accompanying unaudited consolidated financial statements for Caterpillar Financial Services Corporation (together with its subsidiaries, "Cat Financial," "the Company," "we," "us" or "our"), we suggest that you read our 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 15, 2017. The Company files electronically with the SEC required reports on Form 8-K, Form 10-Q, Form 10-K and registration statements on Form S-3 and other forms or reports as required. The public may read and copy any materials the Company has filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished with the SEC are available free of charge through Caterpillar Inc.'s website (www.caterpillar.com/secfilings) as soon as reasonably practicable after filing with the SEC. Copies may also be obtained free of charge by writing to: Legal Dept., Caterpillar Financial Services Corporation, 2120 West End Ave., Nashville, Tennessee 37203-0001. In addition, the public may obtain more detailed information about our parent company, Caterpillar Inc. (together with its subsidiaries, "Caterpillar" or "Cat") by visiting its website (www.caterpillar.com). None of the information contained at any time on our website, Caterpillar’s website or the SEC’s website is incorporated by reference into this document.

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF PROFIT
(Unaudited)
(Dollars in Millions)

	Three Months Ended March 31,
	2017	2016

Revenues:
Retail finance	$308	$298
Operating lease	245	245
Wholesale finance	65	69
Other, net	44	31
Total revenues	662	643

Expenses:
Interest	162	155
Depreciation on equipment leased to others	205	203
General, operating and administrative	97	98
Provision for credit losses	16	29
Other	11	10
Total expenses	491	495

Other income (expense)	(4)	(3)

Profit before income taxes	167	145

Provision for income taxes	50	44

Profit of consolidated companies	117	101

Less: Profit attributable to noncontrolling interests	2	1

Profit [1]	$115	$100

1 Profit attributable to Caterpillar Financial Services Corporation.

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Millions)

	Three Months Ended March 31,
	2017	2016

Profit of consolidated companies	$117	$101

Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (expense)/benefit of: 2017 $10; 2016 $37	80	173
Derivative financial instruments:
Gains (losses) deferred, net of tax (expense)/benefit of: 2017 $6; 2016 $0	(12)	(1)
(Gains) losses reclassified to earnings, net of tax expense/(benefit) of: 2017 $(7); 2016 $0	14	2
Total Other comprehensive income (loss), net of tax	82	174

Comprehensive income (loss)	199	275

Less: Comprehensive income (loss) attributable to the noncontrolling interests	2	2

Comprehensive income (loss) attributable to Caterpillar Financial Services Corporation	$197	$273

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in Millions, except share data)

	March 31, 2017	December 31, 2016
Assets:
Cash and cash equivalents	$1,104	$1,795
Finance receivables, net	26,685	26,212
Notes receivable from Caterpillar	2,071	530
Equipment on operating leases,
less accumulated depreciation	3,552	3,708
Deferred and refundable income taxes	143	119
Other assets	1,177	1,251
Total assets	$34,732	$33,615

Liabilities and shareholder’s equity:
Payable to dealers and others	$142	$140
Payable to Caterpillar - other	56	49
Accrued expenses	187	172
Income taxes payable	94	32
Payable to Caterpillar - borrowings	1,593	1,637
Short-term borrowings	7,385	7,094
Current maturities of long-term debt	6,231	6,155
Long-term debt	14,921	14,382
Deferred income taxes and other liabilities	939	969
Total liabilities	31,548	30,630

Commitments and contingent liabilities (Notes 7 and 9)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid-in amount)	745	745
Additional paid-in capital	2	2
Retained earnings	3,223	3,108
Accumulated other comprehensive income/(loss)	(913)	(995)
Noncontrolling interests	127	125
Total shareholder’s equity	3,184	2,985

Total liabilities and shareholder’s equity	$34,732	$33,615

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Unaudited)
(Dollars in Millions)

Three Months Ended March 31, 2016	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Noncontrolling interests	Total
Balance at December 31, 2015	$745	$2	$2,999	$(897)	$126	$2,975
Profit of consolidated companies			100		1	101
Foreign currency translation, net of tax				172	1	173
Derivative financial instruments, net of tax				1		1
Balance at March 31, 2016	$745	$2	$3,099	$(724)	$128	$3,250

Three Months Ended March 31, 2017
Balance at December 31, 2016	$745	$2	$3,108	$(995)	$125	$2,985
Profit of consolidated companies			115		2	117
Foreign currency translation, net of tax				80	—	80
Derivative financial instruments, net of tax				2		2
Balance at March 31, 2017	$745	$2	$3,223	$(913)	$127	$3,184

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Profit of consolidated companies	$117	$101
Adjustments for non-cash items:
Depreciation and amortization	208	206
Amortization of receivables purchase discount	(54)	(55)
Provision for credit losses	16	29
Other, net	(10)	39
Changes in assets and liabilities:
Receivables from others	65	4
Other receivables/payables with Caterpillar	—	(8)
Payable to dealers and others	(2)	8
Accrued interest payable	3	(4)
Accrued expenses and other liabilities, net	(32)	(33)
Income taxes payable	43	17
Net cash provided by operating activities	354	304

Cash flows from investing activities:
Capital expenditures for equipment on operating leases and other capital expenditures	(271)	(297)
Proceeds from disposals of equipment	216	152
Additions to finance receivables	(2,535)	(2,662)
Collections of finance receivables	2,788	2,848
Net changes in Caterpillar purchased receivables	(459)	(229)
Proceeds from sales of receivables	17	10
Net change in variable lending to Caterpillar	(1,560)	(1,000)
Additions to other notes receivable with Caterpillar	—	(55)
Collections on other notes receivable with Caterpillar	18	14
Restricted cash and cash equivalents activity, net	1	5
Settlements of derivatives	10	(12)
Net cash provided by (used for) investing activities	(1,775)	(1,226)

Cash flows from financing activities:
Net change in variable lending from Caterpillar	(1)	674
Proceeds from borrowings with Caterpillar	—	253
Payments on borrowings with Caterpillar	(49)	—
Proceeds from debt issued (original maturities greater than three months)	2,355	1,210
Payments on debt issued (original maturities greater than three months)	(1,973)	(1,703)
Short-term borrowings, net (original maturities three months or less)	392	482
Net cash provided by (used for) financing activities	724	916

Effect of exchange rate changes on cash and cash equivalents	6	13

Increase/(decrease) in cash and cash equivalents	(691)	7
Cash and cash equivalents at beginning of year	1,795	1,016
Cash and cash equivalents at end of period	$1,104	$1,023

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated profit for the three months ended March 31, 2017 and 2016, (b) the consolidated comprehensive income for the three months ended March 31, 2017 and 2016, (c) the consolidated financial position as of March 31, 2017 and December 31, 2016, (d) the consolidated changes in shareholder's equity for the three months ended March 31, 2017 and 2016 and (e) the consolidated cash flows for the three months ended March 31, 2017 and 2016. The preparation of financial statements, in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), requires management to make estimates and assumptions that affect reported amounts.  Significant estimates include residual values for leased assets, allowance for credit losses and income taxes.  Actual results may differ from these estimates. Certain amounts for prior periods have been reclassified to conform to the current period financial statement presentation.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2016 (2016 Form 10-K) filed with the SEC on February 15, 2017.

The December 31, 2016 financial position data included herein was derived from the audited consolidated financial statements included in the 2016 Form 10-K, but does not include all disclosures required by U.S. GAAP.

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

We have customers and dealers that are VIEs of which we are not the primary beneficiary. Although we have provided financial support to these entities and therefore have a variable interest, we do not have the power to direct the activities that most significantly impact their economic performance. Our maximum exposure to loss from our involvement with these VIEs is limited to the credit risk inherently present in the financial support that we have provided. These risks are evaluated and reflected in our financial statements as part of our overall portfolio of finance receivables and related allowance for credit losses.

UNAUDITED

2.	Accumulated Other Comprehensive Income/(Loss)

Comprehensive income/(loss) and its components are presented in the Consolidated Statements of Comprehensive Income. Changes in Accumulated other comprehensive income/(loss), net of tax, included in the Consolidated Statements of Changes in Shareholder's Equity, consisted of the following:

(Millions of dollars)	Foreign currency translation	Derivative financial instruments	Total

Three Months Ended March 31, 2016
Balance at December 31, 2015	$(897)	$—	$(897)
Other comprehensive income/(loss) before reclassifications	172	(1)	171
Amounts reclassified from accumulated other comprehensive (income)/loss	—	2	2
Other comprehensive income/(loss)	172	1	173
Balance at March 31, 2016	$(725)	$1	$(724)

Three Months Ended March 31, 2017
Balance at December 31, 2016	$(994)	$(1)	$(995)
Other comprehensive income/(loss) before reclassifications	80	(12)	68
Amounts reclassified from accumulated other comprehensive (income)/loss	—	14	14
Other comprehensive income/(loss)	80	2	82
Balance at March 31, 2017	$(914)	$1	$(913)

The effect of the reclassifications out of Accumulated other comprehensive income/(loss) on the Consolidated Statements of Profit was as follows:

(Millions of dollars)		Three Months Ended March 31,
	Classification of income (expense)	2017	2016
Cross currency contracts	Other income (expense)	$(22)	$—
Interest rate contracts	Interest expense	1	(2)
Reclassifications before tax		(21)	(2)
Tax (provision) benefit		7	—
Total reclassifications from Accumulated other comprehensive income/(loss)		$(14)	$(2)

3.	New Accounting Pronouncements

Revenue recognition – In May 2014, the Financial Accounting Standards Board (FASB) issued new revenue recognition guidance to provide a single, comprehensive revenue recognition model for all contracts with customers. Under the new guidance, an entity will recognize revenue to depict the transfer of promised goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. A five step model has been introduced for an entity to apply when recognizing revenue. The new guidance also includes enhanced disclosure requirements and is effective January 1, 2018, with early adoption permitted for January 1, 2017. Entities have the option to apply the new guidance under a retrospective approach to each prior reporting period presented, or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the Consolidated Statement of Changes in Shareholder's Equity. We plan to adopt the new guidance effective January 1, 2018 and do not expect the adoption to have a material impact on our financial statements.

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

4.	Finance Receivables

A summary of finance receivables included in the Consolidated Statements of Financial Position was as follows:

(Millions of dollars)	March 31, 2017	December 31, 2016
Finance leases and installment sale contracts – Retail (1)	$13,715	$13,565
Retail notes receivable	10,107	10,195
Wholesale notes receivable	3,897	3,457
Finance leases and installment sale contracts – Wholesale	92	103
	27,811	27,320
Less: Unearned income	(780)	(765)
Recorded investment in finance receivables	27,031	26,555
Less: Allowance for credit losses	(346)	(343)
Total finance receivables, net	$26,685	$26,212

(1) Includes $18 million and $4 million of finance receivables classified as held for sale as of March 31, 2017 and December 31, 2016, respectively.

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

We further evaluate our portfolio segments by the class of finance receivables, which is defined as a level of information (below a portfolio segment) in which the finance receivables have the same initial measurement attribute and a similar method for assessing and monitoring credit risk. Typically, our finance receivables within a geographic area have similar credit risk profiles and methods for assessing and monitoring credit risk. Our classes, which align with management reporting for credit losses, are as follows:

•	North America - Includes finance receivables originated in the United States or Canada.

•	Europe - Includes finance receivables originated in Europe, Africa, Middle East and the Commonwealth of Independent States.

•	Asia/Pacific - Includes finance receivables originated in Australia, New Zealand, China, Japan and Southeast Asia.

•	Mining - Includes finance receivables related to large mining customers worldwide and project financing in various countries.

•	Latin America - Includes finance receivables originated in Central and South American countries.

•
Caterpillar Power Finance - Includes finance receivables related to marine vessels with Caterpillar engines worldwide and Caterpillar electrical power generation, gas compression and co-generation systems and non-Caterpillar equipment that is powered by these systems worldwide.

UNAUDITED

Our allowance for credit losses as of March 31, 2017 was $346 million or 1.28 percent of our recorded investment in finance receivables compared with $343 million or 1.29 percent as of December 31, 2016. An analysis of the allowance for credit losses was as follows:

(Millions of dollars)
	March 31, 2017
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$331	$10	$2	$343
Receivables written off	(24)	—	—	(24)
Recoveries on receivables previously written off	9	—	—	9
Provision for credit losses	12	2	1	15
Adjustment due to sale of receivables	—	—	—	—
Foreign currency translation adjustment	3	—	—	3
Balance at end of period	$331	$12	$3	$346

Individually evaluated for impairment	$98	$—	$—	$98
Collectively evaluated for impairment	233	12	3	248
Ending Balance	$331	$12	$3	$346

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$858	$—	$—	$858
Collectively evaluated for impairment	18,673	4,539	2,961	26,173
Ending Balance	$19,531	$4,539	$2,961	$27,031

(Millions of dollars)
	December 31, 2016
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$327	$9	$2	$338
Receivables written off	(158)	—	—	(158)
Recoveries on receivables previously written off	35	—	—	35
Provision for credit losses	132	1	—	133
Adjustment due to sale of receivables	(8)	—	—	(8)
Foreign currency translation adjustment	3	—	—	3
Balance at end of year	$331	$10	$2	$343

Individually evaluated for impairment	$85	$—	$—	$85
Collectively evaluated for impairment	246	10	2	258
Ending Balance	$331	$10	$2	$343

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$786	$—	$—	$786
Collectively evaluated for impairment	18,859	4,479	2,431	25,769
Ending Balance	$19,645	$4,479	$2,431	$26,555

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

In determining past-due status, we consider the entire recorded investment in finance receivable past due when any installment is over 30 days past due. The tables below summarize our recorded investment in finance receivables by aging category.

(Millions of dollars)
	March 31, 2017
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Recorded Investment in Finance Receivables	91+ Still Accruing
Customer
North America	$56	$17	$61	$134	$7,960	$8,094	$7
Europe	23	18	46	87	2,361	2,448	10
Asia/Pacific	22	9	15	46	2,050	2,096	5
Mining	13	5	53	71	1,818	1,889	—
Latin America	67	47	215	329	1,767	2,096	—
Caterpillar Power Finance	30	7	66	103	2,805	2,908	6
Dealer
North America	—	—	—	—	2,793	2,793	—
Europe	—	—	—	—	307	307	—
Asia/Pacific	—	—	—	—	603	603	—
Mining	—	—	—	—	6	6	—
Latin America	—	—	—	—	828	828	—
Caterpillar Power Finance	—	—	—	—	2	2	—
Caterpillar Purchased Receivables
North America	7	7	2	16	1,703	1,719	2
Europe	1	—	1	2	343	345	—
Asia/Pacific	1	—	—	1	510	511	—
Mining	—	—	—	—	—	—	—
Latin America	—	—	—	—	382	382	—
Caterpillar Power Finance	—	—	—	—	4	4	—
Total	$220	$110	$459	$789	$26,242	$27,031	$30

UNAUDITED

(Millions of dollars)
	December 31, 2016
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Recorded Investment in Finance Receivables	91+ Still Accruing
Customer
North America	$50	$16	$59	$125	$8,051	$8,176	$5
Europe	16	12	39	67	2,388	2,455	6
Asia/Pacific	18	7	15	40	1,944	1,984	4
Mining	3	2	63	68	1,756	1,824	2
Latin America	40	33	214	287	1,808	2,095	—
Caterpillar Power Finance	11	9	73	93	3,018	3,111	1
Dealer
North America	—	—	—	—	2,705	2,705	—
Europe	—	—	—	—	336	336	—
Asia/Pacific	—	—	—	—	582	582	—
Mining	—	—	—	—	6	6	—
Latin America	—	—	—	—	848	848	—
Caterpillar Power Finance	—	—	—	—	2	2	—
Caterpillar Purchased Receivables
North America	11	3	1	15	1,303	1,318	1
Europe	—	—	1	1	268	269	—
Asia/Pacific	—	—	—	—	475	475	—
Mining	—	—	—	—	—	—	—
Latin America	—	—	—	—	366	366	—
Caterpillar Power Finance	—	—	—	—	3	3	—
Total	$149	$82	$465	$696	$25,859	$26,555	$19

UNAUDITED

Impaired finance receivables
For all classes, a finance receivable is considered impaired, based on current information and events, if it is probable that we will be unable to collect all amounts due according to the contractual terms. Impaired finance receivables include finance receivables that have been restructured and are considered to be Troubled Debt Restructures.

There were no impaired finance receivables as of March 31, 2017 and December 31, 2016, for the Dealer and Caterpillar Purchased Receivables portfolio segments. Our recorded investment in impaired finance receivables and the related unpaid principal balances and allowance for the Customer portfolio segment were as follows:

(Millions of dollars)
	As of March 31, 2017			As of December 31, 2016
Impaired Finance Receivables With No Allowance Recorded	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
North America	$11	$11	$—	$10	$10	$—
Europe	48	47	—	49	48	—
Asia/Pacific	30	29	—	3	2	—
Mining	133	132	—	129	129	—
Latin America	67	67	—	68	68	—
Caterpillar Power Finance	289	289	—	271	271	—
Total	$578	$575	$—	$530	$528	$—
Impaired Finance Receivables With An Allowance Recorded
North America	$56	$54	$22	$61	$60	$22
Europe	4	4	2	7	7	3
Asia/Pacific	31	31	4	50	50	8
Mining	—	—	—	—	—	—
Latin America	110	121	39	93	104	34
Caterpillar Power Finance	79	78	31	45	44	18
Total	$280	$288	$98	$256	$265	$85
Total Impaired Finance Receivables
North America	$67	$65	$22	$71	$70	$22
Europe	52	51	2	56	55	3
Asia/Pacific	61	60	4	53	52	8
Mining	133	132	—	129	129	—
Latin America	177	188	39	161	172	34
Caterpillar Power Finance	368	367	31	316	315	18
Total	$858	$863	$98	$786	$793	$85

UNAUDITED

(Millions of dollars)
	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
Impaired Finance Receivables With No Allowance Recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
North America	$10	$—	$14	$—
Europe	49	—	40	—
Asia/Pacific	9	—	2	—
Mining	128	1	81	1
Latin America	72	1	27	—
Caterpillar Power Finance	267	3	253	3
Total	$535	$5	$417	$4
Impaired Finance Receivables With An Allowance Recorded
North America	$61	$—	$14	$—
Europe	6	—	12	—
Asia/Pacific	45	1	33	1
Mining	—	—	11	—
Latin America	96	1	51	1
Caterpillar Power Finance	63	1	59	—
Total	$271	$3	$180	$2
Total Impaired Finance Receivables
North America	$71	$—	$28	$—
Europe	55	—	52	—
Asia/Pacific	54	1	35	1
Mining	128	1	92	1
Latin America	168	2	78	1
Caterpillar Power Finance	330	4	312	3
Total	$806	$8	$597	$6

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

As of March 31, 2017 and December 31, 2016, there were no finance receivables on non-accrual status for the Dealer portfolio segment. As of March 31, 2017 and December 31, 2016, there was $1 million in recorded investment in finance receivables on non-accrual status for the Caterpillar Purchased Receivables portfolio segment, all of which was in the Europe finance receivable class. The recorded investment in Customer finance receivables on non-accrual status was as follows:

(Millions of dollars)
	March 31, 2017	December 31, 2016
North America	$66	$66
Europe	37	35
Asia/Pacific	15	12
Mining	56	69
Latin America	308	307
Caterpillar Power Finance	70	90
Total	$552	$579

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

As of March 31, 2017, there were no additional funds committed to lend to a borrower whose terms have been modified in a TDR. As of December 31, 2016, there were $11 million of additional funds committed to lend to a borrower whose terms have been modified in a TDR.

There were no finance receivables modified as TDRs during the three months ended March 31, 2017 and 2016 for the Dealer or Caterpillar Purchased Receivables portfolio segments. Our recorded investment in finance receivables in the Customer portfolio segment modified as TDRs were as follows:

(Dollars in millions)	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
North America	9	$1	$1	11	$10	$10
Europe	1	—	—	—	—	—
Asia/Pacific	5	39	30	4	3	3
Mining	2	57	56	—	—	—
Latin America	7	2	2	2	—	—
Caterpillar Power Finance	6	25	24	4	39	27
Total	30	$124	$113	21	$52	$40

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

As of March 31, 2017, $2 million of deferred net gains, net of tax, included in equity (AOCI in the Consolidated Statements of Financial Position), related to our floating-to-fixed interest rate contracts, are expected to be reclassified to Interest expense over the next twelve months.  The actual amount recorded in Interest expense will vary based on interest rates at the time the hedged transactions impact earnings.

We have, at certain times, liquidated fixed-to-floating interest rate contracts that resulted in deferred gains at the time of liquidation. The deferred gains associated with these interest rate contracts are included in Long-term debt in the Consolidated Statements of Financial Position and are being amortized to Interest expense over the remaining term of the previously designated hedged item.

UNAUDITED

The location and fair value of derivative instruments reported in the Consolidated Statements of Financial Position were as follows:

(Millions of dollars)
		Asset (Liability) Fair Value
	Consolidated Statements of Financial Position Location	March 31, 2017	December 31, 2016
Designated derivatives
Interest rate contracts	Other assets	$3	$4
Interest rate contracts	Accrued expenses	(1)	(1)
Cross currency contracts	Other assets	24	29
Cross currency contracts	Accrued expenses	(16)	(3)
		$10	$29
Undesignated derivatives
Foreign exchange contracts	Other assets	$3	$12
Foreign exchange contracts	Accrued expenses	(10)	(4)
Cross currency contracts	Other assets	25	27
		$18	$35

The total notional amount of our derivative instruments was $3.01 billion and $2.63 billion as of March 31, 2017 and December 31, 2016, respectively. The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties. The amounts exchanged by the parties are calculated by reference to the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates and interest rates.

The effect of derivatives designated as hedging instruments on the Consolidated Statements of Profit was as follows:

Fair Value Hedges
(Millions of dollars)		Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts	Other income (expense)	$(1)	$1	$3	$(4)

Cash Flow Hedges
(Millions of dollars)	Three Months Ended March 31, 2017
		Recognized in Earnings
	Amounts of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$—	Interest expense	$1	$—
Cross currency contracts	(18)	Other income (expense)	(22)	—
	$(18)		$(21)	$—

	Three Months Ended March 31, 2016
		Recognized in Earnings
	Amounts of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$(1)	Interest expense	$(2)	$—

UNAUDITED

The effect of derivatives not designated as hedging instruments on the Consolidated Statements of Profit was as follows:

(Millions of dollars)		Three Months Ended March 31,
	Classification	2017	2016
Foreign exchange contracts	Other income (expense)	$(4)	$1
Cross currency contracts	Other income (expense)	(3)	(5)
		$(7)	$(4)

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

Collateral is generally not required of the counterparties or us under the master netting agreements. As of March 31, 2017 and December 31, 2016, no cash collateral was received or pledged under the master netting agreements.

The effect of net settlement provisions of the master netting agreements on our derivative balances upon an event of default or a termination event was as follows:

Offsetting of Derivative Assets and Liabilities
(Millions of dollars)
	March 31, 2017	December 31, 2016
Derivative Assets
Gross Amount of Recognized Assets	$55	$72
Gross Amounts Offset	—	—
Net Amount of Assets(1)	55	72
Gross Amounts Not Offset	(5)	(7)
Net Amount	$50	$65

Derivative Liabilities
Gross Amount of Recognized Liabilities	$(27)	$(8)
Gross Amounts Offset	—	—
Net Amount of Liabilities(1)	(27)	(8)
Gross Amounts Not Offset	5	7
Net Amount	$(22)	$(1)

(1) As presented in the Consolidated Statements of Financial Position.

UNAUDITED

6.	Segment Information

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

B.     Description of Segments

We have five operating segments that offer financing services. Following is a brief description of our segments:

•	North America - Includes our operations in the United States and Canada.

•	Europe - Includes our operations in Europe, Africa, Middle East and the Commonwealth of Independent States.

•	Asia/Pacific - Includes our operations in Australia, New Zealand, China, Japan and Southeast Asia.

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

•	Timing - Timing differences in the recognition of costs between segment reporting and consolidated external reporting.

•	Methodology - Methodology differences between segment reporting and consolidated external reporting are as follows:

◦	Segment assets include off-balance sheet managed assets for which we maintain servicing responsibilities.

◦	The impact of differences between the actual leverage and the segment leverage ratios.

◦	Interest expense includes realized forward points on foreign currency forward contracts.

◦	The net gain or loss from interest rate derivatives.

◦	The profit attributable to noncontrolling interests is considered a component of segment profit.

UNAUDITED

Supplemental segment data and reconciliations to consolidated external reporting for the three months ended March 31 was as follows:

(Millions of dollars) 2017	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at March 31, 2017	Capital expenditures
North America	$320	$82	$73	$129	$7	$14,803	$182
Europe	65	20	9	20	1	3,807	18
Asia/Pacific	63	26	20	7	(4)	3,802	2
Latin America and CPF	121	35	42	12	9	6,829	33
Mining	70	15	12	37	—	2,639	35
Total Segments	639	178	156	205	13	31,880	270
Unallocated	31	(37)	42	—	—	3,267	1
Timing	(8)	(6)	—	—	3	23	—
Methodology	—	32	(36)	—	—	(199)	—
Inter-segment Eliminations (1)	—	—	—	—	—	(239)	—
Total	$662	$167	$162	$205	$16	$34,732	$271

2016	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at December 31, 2016	Capital expenditures
North America	$300	$82	$73	$109	$9	$14,925	$172
Europe	66	20	8	20	2	3,834	38
Asia/Pacific	61	21	20	6	(1)	3,620	10
Latin America and CPF	125	27	42	17	17	7,270	17
Mining	81	10	13	51	4	2,734	58
Total Segments	633	160	156	203	31	32,383	295
Unallocated	18	(32)	24	—	—	1,688	1
Timing	(8)	(4)	—	—	(2)	27	1
Methodology	—	21	(25)	—	—	(220)	—
Inter-segment Eliminations (1)	—	—	—	—	—	(263)	—
Total	$643	$145	$155	$203	$29	$33,615	$297

 (1) Elimination is primarily related to intercompany loans.

7.	Guarantees

We provide loan guarantees to third-party lenders for financing associated with machinery purchased by customers.  These guarantees have varying terms and are secured by the machinery being financed. We also provide residual value guarantees to third-party lenders associated with machinery leased to customers. These guarantees have varying terms. In addition, we participate in standby letters of credit issued to third parties on behalf of our customers.  These standby letters of credit have varying terms and beneficiaries and are secured by customer assets.

No significant loss has been experienced or is anticipated under any of these guarantees.  At March 31, 2017 and December 31, 2016, the related recorded liability was less than $1 million and $1 million, respectively. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees was $56 million and $43 million at March 31, 2017 and December 31, 2016, respectively.

UNAUDITED

We provide guarantees to repurchase certain loans of Caterpillar dealers from a special purpose corporation (SPC) that qualifies as a VIE (see Note 1 for additional information regarding the accounting guidance on the consolidation of VIEs).  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  We have a loan purchase agreement with the SPC that obligates us to purchase certain loans that are not paid at maturity.  We receive a fee for providing this guarantee, which provides a source of liquidity for the SPC.  We are the primary beneficiary of the SPC as our guarantees result in us having both the power to direct the activities that most significantly impact the SPC's economic performance and the obligation to absorb losses and therefore we have consolidated the financial statements of the SPC.  As of March 31, 2017 and December 31, 2016, the SPC’s assets of $1.15 billion and $1.09 billion, respectively, were primarily comprised of loans to dealers, which are included in Finance receivables, net in the Consolidated Statements of Financial Position, and the SPC's liabilities of $1.15 billion and $1.09 billion, respectively, were primarily comprised of commercial paper, which is included in Short-term borrowings in the Consolidated Statements of Financial Position.  The assets of the SPC are not available to pay our creditors. We may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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

Derivative financial instruments are measured on a recurring basis at fair value and are classified as Level 2 measurements.  We had derivative financial instruments in a net asset position, included in our Consolidated Statements of Financial Position of $28 million and $64 million as of March 31, 2017 and December 31, 2016, respectively.

UNAUDITED

Impaired loans
Our impaired loans are subject to measurement at fair value on a nonrecurring basis and are classified as Level 3 measurements. A loan is considered impaired when management determines that collection of contractual amounts due is not probable. In these cases, an allowance for credit losses may be established based either on the present value of expected future cash flows discounted at the receivables' effective interest rate, or the fair value of the collateral for collateral-dependent receivables. In determining collateral value, we estimate the current fair market value of the collateral less selling costs. We had impaired loans carried at the fair value of $127 million and $137 million as of March 31, 2017 and December 31, 2016, respectively.

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

Please refer to the table below for the fair values of our financial instruments.

(Millions of dollars)	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Cash and cash equivalents	$1,104	$1,104	$1,795	$1,795	1
Finance receivables, net (excluding finance leases(1))	$20,384	$20,332	$20,101	$19,949	3	Note 4
Interest rate contracts:
In a net receivable position	$3	$3	$4	$4	2	Note 5
In a net payable position	$(1)	$(1)	$(1)	$(1)	2	Note 5
Cross currency contracts:
In a receivable position	$49	$49	$56	$56	2	Note 5
In a payable position	$(16)	$(16)	$(3)	$(3)	2	Note 5
Foreign currency contracts:
In a receivable position	$3	$3	$12	$12	2	Note 5
In a payable position	$(10)	$(10)	$(4)	$(4)	2	Note 5
Restricted cash and cash equivalents(2)	$28	$28	$29	$29	1
Short-term borrowings	$(7,385)	$(7,385)	$(7,094)	$(7,094)	1
Long-term debt	$(21,152)	$(21,341)	$(20,537)	$(20,724)	2
Guarantees	$—	$—	$(1)	$(1)	3	Note 7

(1)As of March 31, 2017 and December 31, 2016, represents finance leases with a net carrying value of $6.30 billion and $6.11 billion, respectively.
(2) Included in Other assets in the Consolidated Statements of Financial Position.

UNAUDITED

9.	Contingencies

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

The Provision for income taxes reflects an estimated annual tax rate of 30 percent in the first quarter of both 2017 and 2016.

UNAUDITED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We reported first-quarter 2017 revenues of $662 million, an increase of $19 million, or 3 percent, compared with the first quarter of 2016. The increase in revenues was due to a $24 million favorable impact from higher average financing rates and a $12 million favorable impact from miscellaneous revenue items, partially offset by a $17 million unfavorable impact from lower average earning assets.

Profit before income taxes was $167 million for the first quarter of 2017, compared with $145 million for the first quarter of 2016. The increase was primarily due to a $13 million decrease in provision for credit losses and a $9 million favorable impact from miscellaneous revenue items.

The provision for income taxes reflects an estimated annual tax rate of 30 percent in the first quarter of both 2017 and 2016.

During the first quarter of 2017, retail new business volume was $2.34 billion, an increase of $47 million, or 2 percent, from the first quarter of 2016. The increase was primarily related to higher volume in Asia/Pacific and North America, partially offset by decreases in Caterpillar Power Finance and Latin America.

At the end of the first quarter of 2017, past dues were 2.64 percent, compared with 2.78 percent at the end of the first quarter of 2016. Write-offs, net of recoveries, were $15 million for the first quarter of 2017, compared with $31 million for the first quarter of 2016. As of March 31, 2017, the allowance for credit losses totaled $346 million, or 1.28 percent of finance receivables, compared with $340 million, or 1.21 percent of finance receivables at March 31, 2016. The allowance for credit losses at year-end 2016 was $343 million, or 1.29 percent of finance receivables.

UNAUDITED

FIRST QUARTER 2017 COMPARED WITH FIRST QUARTER 2016

Consolidated Total Revenues
The chart above graphically illustrates reasons for the change in Consolidated Total Revenues between first quarter 2016 (at left) and first quarter 2017 (at right). Items favorably impacting total revenues appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting total revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Retail revenue for the first quarter of 2017 was $308 million, an increase of $10 million from the same period in 2016. The increase was due to a $14 million favorable impact from higher interest rates on retail finance receivables, partially offset by a $4 million unfavorable impact from lower average earning assets. For the quarter ended March 31, 2017, retail average earning assets were $23.16 billion, a decrease of $357 million from the same period in 2016. The annualized average yield was 5.32 percent for the first quarter of 2017, compared with 5.07 percent for the first quarter of 2016.

Operating lease revenue was $245 million for the first quarter of both 2017 and 2016. A $3 million favorable impact from higher average earning assets was offset by a $3 million unfavorable impact from lower average rental rates on operating leases.

Wholesale revenue for the first quarter of 2017 was $65 million, a decrease of $4 million from the same period in 2016. The decrease was due to a $10 million unfavorable impact from lower average earning assets, partially offset by a $6 million favorable impact from higher interest rates on wholesale finance receivables. For the quarter ended March 31, 2017, wholesale average earning assets were $3.43 billion, a decrease of $586 million from the same period in 2016. The annualized average yield was 7.60 percent for the first quarter of 2017, compared with 6.87 percent for the first quarter of 2016.

Other revenue, net, items were as follows:

(Millions of dollars)	Three Months Ended March 31,
	2017	2016	$ Change
Interest income on Notes Receivable from Caterpillar(1)	$18	$6	$12
Finance receivable and operating lease fees (including late charges)(2)	17	17	—
Fees on committed credit facility extended to Caterpillar	10	10	—
Net loss on returned or repossessed equipment	(4)	(6)	2
Miscellaneous other revenue, net	3	4	(1)
Total Other revenue, net	$44	$31	$13

(1) For the three months ended March 31, 2017 and 2016, includes $7 million and $6 million, respectively, of portfolio-related revenues.
(2) Portfolio-related revenues.

UNAUDITED

Consolidated Profit Before Income Taxes

The chart above graphically illustrates reasons for the change in Consolidated Profit Before Income Taxes between first quarter 2016 (at left) and first quarter 2017 (at right). Items favorably impacting profit before income taxes appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting profit before income taxes appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Profit before income taxes was $167 million for the first quarter of 2017, compared with $145 million for the first quarter of 2016. The increase was primarily due to a $13 million decrease in provision for credit losses and a $9 million favorable impact from miscellaneous revenue items.

The $13 million decrease in provision for credit losses was primarily due to a decrease in write-offs, net of recoveries. Write-offs, net of recoveries, were $15 million for the first quarter of 2017, compared with $31 million for the first quarter of 2016.

The $9 million favorable impact from miscellaneous revenue items is primarily due to lending activity with Caterpillar.

Provision for income taxes
The Provision for income taxes reflects an estimated annual tax rate of 30 percent in the first quarter of both 2017 and 2016.

Finance Receivables and Equipment on Operating Leases

New Business Volume

(Millions of dollars)	Three Months Ended March 31,
	2017	2016	$ Change
New retail financing	$2,073	$1,996	$77
New operating lease activity	268	300	(32)
New wholesale financing	8,069	7,833	236
Total	$10,410	$10,129	$281

New retail financing increased primarily due to higher volume in Asia/Pacific and North America, partially offset by lower volume in Latin America. New operating lease activity (which is substantially related to retail) decreased primarily due to lower rentals of Cat equipment in Mining, Europe and North America, partially offset by higher rentals in Latin America. New wholesale financing increased primarily due to higher purchases of trade receivables from Caterpillar.

UNAUDITED

Total Managed Portfolio
We define total portfolio as finance receivables, net plus equipment on operating leases, less accumulated depreciation. We also manage and service receivables and leases that have been sold by us to third parties with limited or no recourse in order to mitigate our concentration of credit risk with certain customers.  These assets are not available to pay our creditors. Total managed portfolio was as follows:

(Millions of dollars)	March 31, 2017	December 31, 2016	$ Change
Finance receivables, net	$26,685	$26,212	$473
Equipment on operating leases, less accumulated depreciation	3,552	3,708	(156)
Total portfolio	$30,237	$29,920	$317

Retail notes receivable	$84	$87	$(3)
Retail installment sale contracts	75	79	(4)
Operating leases	57	79	(22)
Retail finance leases	41	41	—
Total off-balance sheet managed assets	$257	$286	$(29)

Total managed portfolio	$30,494	$30,206	$288

At the end of the first quarter of 2017, past dues were 2.64 percent, compared with 2.78 percent at the end of the first quarter of 2016. Total non-performing finance receivables, which represent finance receivables currently on non-accrual status, were $553 million and $580 million at March 31, 2017 and December 31, 2016, respectively. Total non-performing finance receivables as a percentage of our recorded investment in finance receivables were 2.05 percent and 2.18 percent at March 31, 2017 and December 31, 2016, respectively.

Our allowance for credit losses as of March 31, 2017 was $346 million or 1.28 percent of finance receivables compared with $343 million or 1.29 percent as of December 31, 2016. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and current economic conditions. We believe our allowance is sufficient to provide for losses inherent in our existing finance receivable portfolio as of March 31, 2017.

UNAUDITED

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity provide us with the ability to meet our financial obligations on a timely basis.  Maintaining and managing adequate capital and liquidity resources includes management of funding sources and their utilization based on current, future and contingent needs. Throughout the first quarter of 2017, we experienced favorable liquidity conditions. We ended the first quarter of 2017 with $1.10 billion of cash, a decrease of $691 million from year-end 2016. Our cash balances are held in numerous locations throughout the world with approximately $254 million held by our non-U.S. subsidiaries. Amounts held by non-U.S. subsidiaries are available for general corporate use and could be used in the U.S. without incurring significant additional U.S. taxes. We expect to meet our U.S. funding needs without repatriating undistributed profits that are indefinitely reinvested outside the U.S.

BORROWINGS
Borrowings consist primarily of medium-term notes and commercial paper, the combination of which is used to manage interest rate risk and funding requirements.

We receive debt ratings from the major rating agencies. In December 2016, Moody's Investors Service downgraded our long-term ratings to A3 from A2, and short-term ratings to Prime-2 from Prime-1.  The Moody’s downgrade did not have a material impact on our borrowing costs or our overall financial health. A further downgrade of our credit ratings by Moody's or one of the other major credit rating agencies would result in increased borrowing costs and could make access to certain credit markets more difficult. In the event economic conditions deteriorate such that access to debt markets becomes unavailable, we would rely on cash flows from our existing portfolio, existing cash balances, access to our revolving credit facilities and our other credit facilities and potential borrowings from Caterpillar.  In addition, Caterpillar maintains a support agreement with us, which requires Caterpillar to remain as our sole owner and may, under certain circumstances, require Caterpillar to make payments to us should we fail to maintain certain financial ratios.

Total borrowings outstanding as of March 31, 2017 were $30.13 billion, an increase of $862 million over December 31, 2016, primarily due to the impact of lending activity with Caterpillar. Outstanding borrowings were as follows:

(Millions of dollars)	March 31, 2017	December 31, 2016
Medium-term notes, net of unamortized discount and debt issuance costs	$20,300	$19,667
Commercial paper, net of unamortized discount	6,081	5,985
Bank borrowings – long-term	852	870
Bank borrowings – short-term	697	553
Variable denomination floating rate demand notes	607	556
Notes payable to Caterpillar	1,593	1,637
Total outstanding borrowings	$30,130	$29,268

Medium-term notes
We issue medium-term unsecured notes through securities dealers or underwriters in the U.S., Canada, Europe, Australia, Japan, Hong Kong, China, Argentina and Mexico to both retail and institutional investors. These notes are offered in several currencies and with a variety of maturities. These notes are senior unsecured obligations of the Company. Medium-term notes issued totaled $2.21 billion and redeemed totaled $1.63 billion for the three months ended March 31, 2017. Medium-term notes outstanding as of March 31, 2017, mature as follows:

(Millions of dollars)
2017	$4,201
2018	5,125
2019	4,454
2020	2,404
2021	1,624
Thereafter	2,492
Total	$20,300

UNAUDITED

Commercial paper
We issue unsecured commercial paper in the U.S., Europe and other international capital markets.  These short-term promissory notes are issued on a discounted basis and are payable at maturity.

Revolving credit facilities
We have three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and us for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of March 31, 2017 was $7.75 billion.

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

At March 31, 2017, Caterpillar’s consolidated net worth was $13.64 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined in the Credit Facility as the consolidated shareholders' equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income/(loss).

At March 31, 2017, our covenant interest coverage ratio was 1.94 to 1.  This is above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at March 31, 2017, our covenant leverage ratio was 7.44 to 1.  This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event that either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At March 31, 2017, there were no borrowings under the Credit Facility.

Bank borrowings
Available credit lines with banks as of March 31, 2017 totaled $4.41 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements. As of March 31, 2017, we had $1.55 billion outstanding against these credit lines and were in compliance with all debt covenants under these credit lines. The remaining available credit commitments may be withdrawn any time at the lenders' discretion.

Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction.  We do not hold reserves to fund the payment of the demand notes.  The notes are offered on a continuous basis. As of March 31, 2017, there was $607 million of variable denomination floating rate demand notes outstanding. The maximum amount of variable denomination floating rate demand notes that we may have outstanding at any time may not exceed $1.25 billion.

Notes receivable from/payable to Caterpillar
Under our variable amount and term lending agreements and other notes receivable with Caterpillar, we may borrow up to $2.79 billion from Caterpillar and Caterpillar may borrow up to $2.79 billion from us.  The variable amount lending agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice.  The term lending agreements have remaining maturities ranging up to nine years. We had notes payable of $1.59 billion and notes receivable of $2.07 billion outstanding under these agreements as of March 31, 2017.

UNAUDITED

Committed credit facility
We extended a $2 billion committed credit facility to Caterpillar, which expires in February 2019.  We receive a fee from Caterpillar based on amounts drawn under the credit facility and a commitment fee for the undrawn amounts under the credit facility.  At March 31, 2017, there were no borrowings under this credit facility.

OFF-BALANCE SHEET ARRANGEMENTS
We lease all of our facilities. In addition, we have potential payment exposure for guarantees issued to third parties totaling $56 million as of March 31, 2017.

CASH FLOWS
Operating cash flow was $354 million in the first three months of 2017, compared with $304 million for the same period a year ago. Net cash used for investing activities was $1.78 billion for the first three months of 2017, compared with $1.23 billion for the same period in 2016. The change was primarily due to the impact of lending activity with Caterpillar. Net cash provided by financing activities was $724 million for the first three months of 2017, compared with $916 million for the same period in 2016. The change was primarily due to the impact of borrowings with Caterpillar.

CRITICAL ACCOUNTING POLICIES

For a discussion of the Company’s critical accounting policies, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2016 Annual Report on Form 10-K.

UNAUDITED

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q may be considered "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements may relate to future events or our future financial performance, which may involve known and unknown risks and uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by any forward-looking statements. From time to time, we may also provide forward-looking statements in oral presentations to the public or in other materials we issue to the public. Forward-looking statements give current expectations or forecasts of future events about the company. You may identify these statements by the fact that they do not relate to historical or current facts and may use words such as "believes," "expects," "estimates," "anticipates," "will," "should," "plan," "project," "intend," "could" and similar words or phrases. These statements are only predictions. Actual events or results may differ materially due to factors that affect international businesses, including changes in economic conditions, disruptions in the global financial and credit markets and changes in laws, regulations and political stability, as well as factors specific to Cat Financial and the markets we serve, including the market’s acceptance of our products and services, the creditworthiness of our customers, interest rate and currency rate fluctuations and estimated residual values of leased equipment. These risk factors may not be exhaustive. We operate in a continually changing business environment and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. Moreover, we do not assume responsibility for the accuracy and completeness of those statements. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the captions "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operation" in our annual report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 15, 2017 for the fiscal year ended December 31, 2016, and in this Form 10-Q filing. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

UNAUDITED

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Exchange Act Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in internal control over financial reporting
There have been no changes in the Company's internal control over financial reporting during the first quarter of 2017 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

For a discussion of risks and uncertainties that may affect our business, please see Part I. Item 1A. Risk Factors in our annual report on Form 10-K filed with the SEC on February 15, 2017 for the year ended December 31, 2016. There has been no material change in this information for the current quarter.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description of Exhibit

12	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of David T. Walton, President, Director and Chief Executive Officer of Caterpillar Financial Services Corporation, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2
Certification of James A. Duensing, Executive Vice President and Chief Financial Officer of Caterpillar Financial Services Corporation, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certifications of David T. Walton, President, Director and Chief Executive Officer of Caterpillar Financial Services Corporation, and James A. Duensing, Executive Vice President and Chief Financial Officer of Caterpillar Financial Services Corporation, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Caterpillar Financial Services Corporation
(Registrant)
Date:	May 3, 2017	/s/David T. Walton
David T. Walton, President, Director and Chief Executive Officer

Date:	May 3, 2017	/s/James A. Duensing
James A. Duensing, Executive Vice President and Chief Financial Officer

Date:	May 3, 2017	/s/Leslie S. Zmugg
Leslie S. Zmugg, Secretary

Date:	May 3, 2017	/s/Jeffry D. Everett
Jeffry D. Everett, Controller