Form 10-Q
period 2017-06-30
CATERPILLAR FINANCIAL SERVICES CORP
filed 2017-08-02
CIK 764764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Yes [    ] No [✓ ]

As of August 2, 2017, one share of common stock of the registrant was outstanding, which is owned by Caterpillar Inc.

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

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF PROFIT
(Unaudited)
(Dollars in Millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenues:
Retail finance	$307	$309	$615	$607
Operating lease	245	254	490	499
Wholesale finance	78	71	143	140
Other, net	46	25	90	56
Total revenues	676	659	1,338	1,302

Expenses:
Interest	168	152	330	307
Depreciation on equipment leased to others	202	211	407	414
General, operating and administrative	109	97	206	195
Provision for credit losses	18	38	34	67
Other	13	9	24	19
Total expenses	510	507	1,001	1,002

Other income (expense)	(2)	(4)	(6)	(7)

Profit before income taxes	164	148	331	293

Provision for income taxes	49	44	99	88

Profit of consolidated companies	115	104	232	205

Less: Profit attributable to noncontrolling interests	1	2	3	3

Profit [1]	$114	$102	$229	$202

1 Profit attributable to Caterpillar Financial Services Corporation.

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Profit of consolidated companies	$115	$104	$232	$205

Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (expense)/benefit of: 2017 $54 three months, $64 six months; 2016 $(20) three months, $17 six months	161	(68)	241	105
Derivative financial instruments:
Gains (losses) deferred, net of tax (expense)/benefit of: 2017 $8 three months, $14 six months; 2016 $3 three months, $3 six months	(15)	(4)	(27)	(5)
(Gains) losses reclassified to earnings, net of tax expense/(benefit) of: 2017 $(9) three months, $(16) six months; 2016 $(3) three months, $(3) six months	16	4	30	6
Available-for-sale securities:
Gains (losses) deferred, net of tax (expense)/benefit of: 2017 $0 three months, $0 six months; 2016 $0 three months, $0 six months	1	(2)	1	(2)
(Gains) losses reclassified to earnings, net of tax expense/(benefit) of: 2017 $0 three months, $0 six months; 2016 $0 three months, $0 six months	—	—	—	—
Total Other comprehensive income (loss), net of tax	163	(70)	245	104

Comprehensive income (loss)	278	34	477	309

Less: Comprehensive income (loss) attributable to the noncontrolling interests	4	(1)	6	1

Comprehensive income (loss) attributable to Caterpillar Financial Services Corporation	$274	$35	$471	$308

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in Millions, except share data)

	June 30, 2017	December 31, 2016
Assets:
Cash and cash equivalents	$1,174	$1,795
Finance receivables, net	26,731	26,212
Notes receivable from Caterpillar	2,063	530
Equipment on operating leases,
less accumulated depreciation	3,599	3,708
Deferred and refundable income taxes	157	119
Other assets	1,114	1,251
Total assets	$34,838	$33,615

Liabilities and shareholder’s equity:
Payable to dealers and others	$135	$140
Payable to Caterpillar - other	49	49
Accrued expenses	227	172
Income taxes payable	109	32
Payable to Caterpillar - borrowings	1,600	1,637
Short-term borrowings	6,775	7,094
Current maturities of long-term debt	6,592	6,155
Long-term debt	15,000	14,382
Deferred income taxes and other liabilities	889	969
Total liabilities	31,376	30,630

Commitments and contingent liabilities (Notes 7 and 9)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid-in amount)	745	745
Additional paid-in capital	2	2
Retained earnings	3,337	3,108
Accumulated other comprehensive income/(loss)	(753)	(995)
Noncontrolling interests	131	125
Total shareholder’s equity	3,462	2,985

Total liabilities and shareholder’s equity	$34,838	$33,615

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Unaudited)
(Dollars in Millions)

Six Months Ended June 30, 2016	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Noncontrolling interests	Total
Balance at December 31, 2015	$745	$2	$2,999	$(897)	$126	$2,975
Profit of consolidated companies			202		3	205
Foreign currency translation, net of tax				107	(2)	105
Derivative financial instruments, net of tax				1		1
Available-for-sale securities, net of tax				(2)		(2)
Balance at June 30, 2016	$745	$2	$3,201	$(791)	$127	$3,284

Six Months Ended June 30, 2017
Balance at December 31, 2016	$745	$2	$3,108	$(995)	$125	$2,985
Profit of consolidated companies			229		3	232
Foreign currency translation, net of tax				238	3	241
Derivative financial instruments, net of tax				3		3
Available-for-sale securities, net of tax				1		1
Balance at June 30, 2017	$745	$2	$3,337	$(753)	$131	$3,462

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Profit of consolidated companies	$232	$205
Adjustments for non-cash items:
Depreciation and amortization	412	419
Amortization of receivables purchase discount	(121)	(110)
Provision for credit losses	34	67
Other, net	(3)	73
Changes in assets and liabilities:
Receivables from others	65	(1)
Other receivables/payables with Caterpillar	(7)	(17)
Payable to dealers and others	(33)	10
Accrued interest payable	15	(3)
Accrued expenses and other liabilities, net	(22)	(28)
Income taxes payable	49	169
Proceeds from interest rate contracts	(1)	1
Net cash provided by operating activities	620	785

Cash flows from investing activities:
Capital expenditures for equipment on operating leases and other capital expenditures	(710)	(909)
Proceeds from disposals of equipment	502	333
Additions to finance receivables	(6,240)	(6,026)
Collections of finance receivables	6,601	6,006
Net changes in Caterpillar purchased receivables	(425)	396
Proceeds from sales of receivables	83	42
Net change in variable lending to Caterpillar	(1,570)	(1,000)
Additions to other notes receivable with Caterpillar	—	(69)
Collections on other notes receivable with Caterpillar	37	29
Restricted cash and cash equivalents activity, net	13	7
Settlements of derivatives	17	(29)
Net cash provided by (used for) investing activities	(1,692)	(1,220)

Cash flows from financing activities:
Net change in variable lending from Caterpillar	5	579
Proceeds from borrowings with Caterpillar	—	253
Payments on borrowings with Caterpillar	(49)	(1)
Proceeds from debt issued (original maturities greater than three months)	4,507	2,840
Payments on debt issued (original maturities greater than three months)	(3,720)	(3,324)
Short-term borrowings, net (original maturities three months or less)	(305)	136
Net cash provided by (used for) financing activities	438	483

Effect of exchange rate changes on cash and cash equivalents	13	11

Increase/(decrease) in cash and cash equivalents	(621)	59
Cash and cash equivalents at beginning of year	1,795	1,016
Cash and cash equivalents at end of period	$1,174	$1,075

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated profit for the three and six months ended June 30, 2017 and 2016, (b) the consolidated comprehensive income for the three and six months ended June 30, 2017 and 2016, (c) the consolidated financial position as of June 30, 2017 and December 31, 2016, (d) the consolidated changes in shareholder's equity for the six months ended June 30, 2017 and 2016 and (e) the consolidated cash flows for the six months ended June 30, 2017 and 2016. The preparation of financial statements, in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), requires management to make estimates and assumptions that affect reported amounts.  Significant estimates include residual values for leased assets, allowance for credit losses and income taxes.  Actual results may differ from these estimates.

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

2.	New Accounting Pronouncements

Revenue recognition – In May 2014, the Financial Accounting Standards Board (FASB) issued new revenue recognition guidance to provide a single, comprehensive revenue recognition model for all contracts with customers. Under the new guidance, an entity will recognize revenue to depict the transfer of promised goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. A five step model has been introduced for an entity to apply when recognizing revenue. The new guidance also includes enhanced disclosure requirements and is effective January 1, 2018. Entities have the option to apply the new guidance under a retrospective approach to each prior reporting period presented, or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the Consolidated Statement of Changes in Shareholder's Equity. We will adopt the new guidance effective January 1, 2018. We have substantially completed our evaluation of the impact of the new standard and do not expect the adoption to have a material impact on our financial statements. We plan to adopt the new guidance under the modified retrospective approach.

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

3.	Finance Receivables

A summary of finance receivables included in the Consolidated Statements of Financial Position was as follows:

(Millions of dollars)	June 30, 2017	December 31, 2016
Finance leases and installment sale contracts – Retail (1)	$13,969	$13,565
Retail notes receivable	9,838	10,195
Wholesale notes receivable	3,948	3,457
Finance leases and installment sale contracts – Wholesale	114	103
	27,869	27,320
Less: Unearned income	(800)	(765)
Recorded investment in finance receivables	27,069	26,555
Less: Allowance for credit losses	(338)	(343)
Total finance receivables, net	$26,731	$26,212

(1) Includes $2 million and $4 million of finance receivables classified as held for sale as of June 30, 2017 and December 31, 2016, respectively.

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

Accounts are identified for individual review based on past-due status and information available about the customer, such as financial statements, news reports and published credit ratings, as well as general information regarding industry trends and the economic environment in which our customers operate. The allowance for credit losses attributable to finance receivables that are individually evaluated and determined to be impaired is based either on the present value of expected future cash flows discounted at the receivables' effective interest rate, the fair value of the collateral for collateral-dependent receivables or the observable market price of the receivable.  In determining collateral value, we estimate the current fair market value of the collateral less selling costs. We also consider credit enhancements such as additional collateral and contractual third-party guarantees. The allowance for credit losses attributable to the remaining accounts not yet individually identified as impaired is estimated based on loss forecast models utilizing probabilities of default, our estimate of the loss emergence period and the estimated loss given default.  In addition, qualitative factors not able to be fully captured in our loss forecast models including industry trends, macroeconomic factors and model imprecision are considered in the evaluation of the adequacy of the allowance for credit losses.  These qualitative factors are subjective and require a degree of management judgment.

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

UNAUDITED

Our allowance for credit losses as of June 30, 2017 was $338 million or 1.25 percent of our recorded investment in finance receivables compared with $343 million or 1.29 percent as of December 31, 2016. An analysis of the allowance for credit losses was as follows:

(Millions of dollars)
	June 30, 2017
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$331	$10	$2	$343
Receivables written off	(62)	—	—	(62)
Recoveries on receivables previously written off	21	—	—	21
Provision for credit losses	31	—	1	32
Adjustment due to sale of receivables	(1)	—	—	(1)
Foreign currency translation adjustment	5	—	—	5
Balance at end of period	$325	$10	$3	$338

Individually evaluated for impairment	$113	$—	$—	$113
Collectively evaluated for impairment	212	10	3	225
Ending Balance	$325	$10	$3	$338

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$898	$—	$—	$898
Collectively evaluated for impairment	18,721	4,448	3,002	26,171
Ending Balance	$19,619	$4,448	$3,002	$27,069

(Millions of dollars)
	December 31, 2016
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$327	$9	$2	$338
Receivables written off	(158)	—	—	(158)
Recoveries on receivables previously written off	35	—	—	35
Provision for credit losses	132	1	—	133
Adjustment due to sale of receivables	(8)	—	—	(8)
Foreign currency translation adjustment	3	—	—	3
Balance at end of year	$331	$10	$2	$343

Individually evaluated for impairment	$85	$—	$—	$85
Collectively evaluated for impairment	246	10	2	258
Ending Balance	$331	$10	$2	$343

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$786	$—	$—	$786
Collectively evaluated for impairment	18,859	4,479	2,431	25,769
Ending Balance	$19,645	$4,479	$2,431	$26,555

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

(Millions of dollars)
	June 30, 2017
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Recorded Investment in Finance Receivables	91+ Still Accruing
Customer
North America	$57	$13	$52	$122	$7,949	$8,071	$7
Europe	23	8	57	88	2,533	2,621	8
Asia/Pacific	24	13	12	49	2,211	2,260	4
Mining	—	—	52	52	1,726	1,778	—
Latin America	54	30	224	308	1,692	2,000	—
Caterpillar Power Finance	27	5	135	167	2,722	2,889	41
Dealer
North America	—	—	—	—	2,756	2,756	—
Europe	—	—	—	—	318	318	—
Asia/Pacific	—	—	—	—	578	578	—
Mining	—	—	—	—	5	5	—
Latin America	—	—	—	—	789	789	—
Caterpillar Power Finance	—	—	—	—	2	2	—
Caterpillar Purchased Receivables
North America	13	8	1	22	1,745	1,767	1
Europe	—	—	1	1	327	328	—
Asia/Pacific	1	—	—	1	515	516	—
Mining	—	—	—	—	—	—	—
Latin America	—	—	—	—	387	387	—
Caterpillar Power Finance	—	—	—	—	4	4	—
Total	$199	$77	$534	$810	$26,259	$27,069	$61

UNAUDITED

(Millions of dollars)
	December 31, 2016
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Recorded Investment in Finance Receivables	91+ Still Accruing
Customer
North America	$50	$16	$59	$125	$8,051	$8,176	$5
Europe	16	12	39	67	2,388	2,455	6
Asia/Pacific	18	7	15	40	1,944	1,984	4
Mining	3	2	63	68	1,756	1,824	2
Latin America	40	33	214	287	1,808	2,095	—
Caterpillar Power Finance	11	9	73	93	3,018	3,111	1
Dealer
North America	—	—	—	—	2,705	2,705	—
Europe	—	—	—	—	336	336	—
Asia/Pacific	—	—	—	—	582	582	—
Mining	—	—	—	—	6	6	—
Latin America	—	—	—	—	848	848	—
Caterpillar Power Finance	—	—	—	—	2	2	—
Caterpillar Purchased Receivables
North America	11	3	1	15	1,303	1,318	1
Europe	—	—	1	1	268	269	—
Asia/Pacific	—	—	—	—	475	475	—
Mining	—	—	—	—	—	—	—
Latin America	—	—	—	—	366	366	—
Caterpillar Power Finance	—	—	—	—	3	3	—
Total	$149	$82	$465	$696	$25,859	$26,555	$19

UNAUDITED

Impaired finance receivables
For all classes, a finance receivable is considered impaired, based on current information and events, if it is probable that we will be unable to collect all amounts due according to the contractual terms. Impaired finance receivables include finance receivables that have been restructured and are considered to be Troubled Debt Restructures.

There were no impaired finance receivables as of June 30, 2017 and December 31, 2016, for the Dealer and Caterpillar Purchased Receivables portfolio segments. Our recorded investment in impaired finance receivables and the related unpaid principal balances and allowance for the Customer portfolio segment were as follows:

(Millions of dollars)
	As of June 30, 2017			As of December 31, 2016
Impaired Finance Receivables With No Allowance Recorded	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
North America	$13	$13	$—	$10	$10	$—
Europe	48	47	—	49	48	—
Asia/Pacific	29	29	—	3	2	—
Mining	130	130	—	129	129	—
Latin America	68	67	—	68	68	—
Caterpillar Power Finance	158	162	—	271	271	—
Total	$446	$448	$—	$530	$528	$—
Impaired Finance Receivables With An Allowance Recorded
North America	$49	$48	$20	$61	$60	$22
Europe	4	4	2	7	7	3
Asia/Pacific	29	29	3	50	50	8
Mining	—	—	—	—	—	—
Latin America	107	119	43	93	104	34
Caterpillar Power Finance	263	261	45	45	44	18
Total	$452	$461	$113	$256	$265	$85
Total Impaired Finance Receivables
North America	$62	$61	$20	$71	$70	$22
Europe	52	51	2	56	55	3
Asia/Pacific	58	58	3	53	52	8
Mining	130	130	—	129	129	—
Latin America	175	186	43	161	172	34
Caterpillar Power Finance	421	423	45	316	315	18
Total	$898	$909	$113	$786	$793	$85

UNAUDITED

(Millions of dollars)
	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
Impaired Finance Receivables With No Allowance Recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
North America	$11	$—	$24	$1
Europe	48	1	44	—
Asia/Pacific	30	1	3	—
Mining	130	3	80	—
Latin America	67	—	29	—
Caterpillar Power Finance	257	3	273	2
Total	$543	$8	$453	$3
Impaired Finance Receivables With An Allowance Recorded
North America	$52	$1	$25	$—
Europe	5	—	12	—
Asia/Pacific	30	—	36	1
Mining	—	—	13	—
Latin America	107	1	57	—
Caterpillar Power Finance	125	—	45	1
Total	$319	$2	$188	$2
Total Impaired Finance Receivables
North America	$63	$1	$49	$1
Europe	53	1	56	—
Asia/Pacific	60	1	39	1
Mining	130	3	93	—
Latin America	174	1	86	—
Caterpillar Power Finance	382	3	318	3
Total	$862	$10	$641	$5

UNAUDITED

(Millions of dollars)
	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
Impaired Finance Receivables With No Allowance Recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
North America	$11	$—	$19	$1
Europe	48	1	43	—
Asia/Pacific	18	1	2	—
Mining	129	4	80	1
Latin America	70	1	29	—
Caterpillar Power Finance	258	6	262	5
Total	$534	$13	$435	$7
Impaired Finance Receivables With An Allowance Recorded
North America	$56	$1	$20	$—
Europe	6	—	12	—
Asia/Pacific	38	1	35	2
Mining	—	—	12	—
Latin America	101	2	54	1
Caterpillar Power Finance	96	1	53	1
Total	$297	$5	$186	$4
Total Impaired Finance Receivables
North America	$67	$1	$39	$1
Europe	54	1	55	—
Asia/Pacific	56	2	37	2
Mining	129	4	92	1
Latin America	171	3	83	1
Caterpillar Power Finance	354	7	315	6
Total	$831	$18	$621	$11

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

As of June 30, 2017 and December 31, 2016, there were no finance receivables on non-accrual status for the Dealer portfolio segment. As of June 30, 2017 and December 31, 2016, there was $1 million in recorded investment in finance receivables on non-accrual status for the Caterpillar Purchased Receivables portfolio segment, all of which was in the Europe finance receivable class. The recorded investment in Customer finance receivables on non-accrual status was as follows:

(Millions of dollars)
	June 30, 2017	December 31, 2016
North America	$57	$66
Europe	51	35
Asia/Pacific	11	12
Mining	56	69
Latin America	284	307
Caterpillar Power Finance	244	90
Total	$703	$579

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

As of June 30, 2017, there were no additional funds committed to lend to a borrower whose terms have been modified in a TDR. As of December 31, 2016, there were $11 million of additional funds committed to lend to a borrower whose terms have been modified in a TDR.

There were no finance receivables modified as TDRs during the three and six months ended June 30, 2017 and 2016 for the Dealer or Caterpillar Purchased Receivables portfolio segments. Our recorded investment in finance receivables in the Customer portfolio segment modified as TDRs were as follows:

(Dollars in millions)	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
North America	17	$8	$7	2	$6	$6
Europe	—	—	—	3	11	8
Asia/Pacific	1	—	—	—	—	—
Mining	—	—	—	1	10	5
Latin America	7	3	3	88	12	13
Caterpillar Power Finance(1)	48	243	237	26	144	137
Total	73	$254	$247	120	$183	$169

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
North America	26	$9	$8	13	$16	$16
Europe	1	—	—	3	11	8
Asia/Pacific	6	39	30	4	3	3
Mining	2	57	56	1	10	5
Latin America	14	5	5	90	12	13
Caterpillar Power Finance	54	268	261	30	183	164
Total	103	$378	$360	141	$235	$209

(1) In Caterpillar Power Finance, 42 contracts with a pre-TDR recorded investment of $175 million and a post-TDR recorded investment of $175 million are related to three customers.

During the three and six months ended June 30, 2017, there were 240 contracts, primarily related to two customers, with a recorded investment of $16 million with a payment default (defined as 91+ days past due) which had been modified within twelve months prior to the default date in the Customer portfolio segment, all of which were in the Latin America finance receivable class.

UNAUDITED

4.	Derivative Financial Instruments and Risk Management

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

UNAUDITED

As of June 30, 2017, $2 million of deferred net gains, net of tax, included in equity (AOCI in the Consolidated Statements of Financial Position), related to our floating-to-fixed interest rate contracts, are expected to be reclassified to Interest expense over the next twelve months.  The actual amount recorded in Interest expense will vary based on interest rates at the time the hedged transactions impact earnings.

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

The location and fair value of derivative instruments reported in the Consolidated Statements of Financial Position were as follows:

(Millions of dollars)
		Asset (Liability) Fair Value
	Consolidated Statements of Financial Position Location	June 30, 2017	December 31, 2016
Designated derivatives
Interest rate contracts	Other assets	$3	$4
Interest rate contracts	Accrued expenses	(1)	(1)
Cross currency contracts	Other assets	6	29
Cross currency contracts	Accrued expenses	(22)	(3)
		$(14)	$29
Undesignated derivatives
Foreign exchange contracts	Other assets	$18	$12
Foreign exchange contracts	Accrued expenses	(16)	(4)
Cross currency contracts	Other assets	28	27
		$30	$35

The total notional amount of our derivative instruments was $3.51 billion and $2.63 billion as of June 30, 2017 and December 31, 2016, respectively. The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties. The amounts exchanged by the parties are calculated by reference to the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates and interest rates.

The effect of derivatives designated as hedging instruments on the Consolidated Statements of Profit was as follows:

Fair Value Hedges
(Millions of dollars)		Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts	Other income (expense)	$—	$—	$(3)	$3

		Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts	Other income (expense)	$(1)	$1	$—	$(1)

UNAUDITED

Cash Flow Hedges
(Millions of dollars)	Three Months Ended June 30, 2017
		Recognized in Earnings
	Amounts of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$—	Interest expense	$2	$—
Cross currency contracts	(23)	Other income (expense)	(27)	—
	$(23)		$(25)	$—

	Three Months Ended June 30, 2016
		Recognized in Earnings
	Amounts of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$(1)	Interest expense	$(1)	$—
Cross currency contracts	(6)	Other income (expense)	(6)	—
	$(7)		$(7)	$—

	Six Months Ended June 30, 2017
		Recognized in Earnings
	Amounts of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$—	Interest expense	$3	$—
Cross currency contracts	(41)	Other income (expense)	(49)	—
	$(41)		$(46)	$—

	Six Months Ended June 30, 2016
		Recognized in Earnings
	Amounts of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$(2)	Interest expense	$(3)	$—
Cross currency contracts	(6)	Other income (expense)	(6)	—
	$(8)		$(9)	$—

The effect of derivatives not designated as hedging instruments on the Consolidated Statements of Profit was as follows:

(Millions of dollars)		Three Months Ended June 30,
	Classification	2017	2016
Foreign exchange contracts	Other income (expense)	$15	$(17)
Cross currency contracts	Other income (expense)	2	(7)
		$17	$(24)

		Six Months Ended June 30,
	Classification	2017	2016
Foreign exchange contracts	Other income (expense)	$11	$(16)
Cross currency contracts	Other income (expense)	(1)	(12)
		$10	$(28)

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

Collateral is generally not required of the counterparties or us under the master netting agreements. As of June 30, 2017 and December 31, 2016, no cash collateral was received or pledged under the master netting agreements.

The effect of net settlement provisions of the master netting agreements on our derivative balances upon an event of default or a termination event was as follows:

Offsetting of Derivative Assets and Liabilities
(Millions of dollars)
	June 30, 2017	December 31, 2016
Derivative Assets
Gross Amount of Recognized Assets	$55	$72
Gross Amounts Offset	—	—
Net Amount of Assets(1)	55	72
Gross Amounts Not Offset	(14)	(7)
Net Amount	$41	$65

Derivative Liabilities
Gross Amount of Recognized Liabilities	$(39)	$(8)
Gross Amounts Offset	—	—
Net Amount of Liabilities(1)	(39)	(8)
Gross Amounts Not Offset	14	7
Net Amount	$(25)	$(1)

(1) As presented in the Consolidated Statements of Financial Position.

UNAUDITED

5.	Accumulated Other Comprehensive Income/(Loss)

Comprehensive income/(loss) and its components are presented in the Consolidated Statements of Comprehensive Income. Changes in Accumulated other comprehensive income/(loss), net of tax, included in the Consolidated Statements of Changes in Shareholder's Equity, consisted of the following:

(Millions of dollars)	Foreign currency translation	Derivative financial instruments	Available-for- sale securities	Total

Three Months Ended June 30, 2016
Balance at March 31, 2016	$(725)	$1	$—	$(724)
Other comprehensive income/(loss) before reclassifications	(65)	(4)	(2)	(71)
Amounts reclassified from accumulated other comprehensive (income)/loss	—	4	—	4
Other comprehensive income/(loss)	(65)	—	(2)	(67)
Balance at June 30, 2016	$(790)	$1	$(2)	$(791)

Three Months Ended June 30, 2017
Balance at March 31, 2017	$(914)	$1	$—	$(913)
Other comprehensive income/(loss) before reclassifications	158	(15)	1	144
Amounts reclassified from accumulated other comprehensive (income)/loss	—	16	—	16
Other comprehensive income/(loss)	158	1	1	160
Balance at June 30, 2017	$(756)	$2	$1	$(753)

Six Months Ended June 30, 2016
Balance at December 31, 2015	$(897)	$—	$—	$(897)
Other comprehensive income/(loss) before reclassifications	107	(5)	(2)	100
Amounts reclassified from accumulated other comprehensive (income)/loss	—	6	—	6
Other comprehensive income/(loss)	107	1	(2)	106
Balance at June 30, 2016	$(790)	$1	$(2)	$(791)

Six Months Ended June 30, 2017
Balance at December 31, 2016	$(994)	$(1)	$—	$(995)
Other comprehensive income/(loss) before reclassifications	238	(27)	1	212
Amounts reclassified from accumulated other comprehensive (income)/loss	—	30	—	30
Other comprehensive income/(loss)	238	3	1	242
Balance at June 30, 2017	$(756)	$2	$1	$(753)

UNAUDITED

The effect of the reclassifications out of Accumulated other comprehensive income/(loss) on the Consolidated Statements of Profit was as follows:

(Millions of dollars)		Three Months Ended June 30,		Six Months Ended June 30,
	Classification of income (expense)	2017	2016	2017	2016
Cross currency contracts	Other income (expense)	$(27)	$(6)	$(49)	$(6)
Interest rate contracts	Interest expense	2	(1)	3	(3)
Reclassifications before tax		(25)	(7)	(46)	(9)
Tax (provision) benefit		9	3	16	3
Total reclassifications from Accumulated other comprehensive income/(loss)		$(16)	$(4)	$(30)	$(6)

6.	Segment Information

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

•	Timing - Timing differences in the recognition of costs between segment reporting and consolidated external reporting.

•	Methodology - Methodology differences between segment reporting and consolidated external reporting are as follows:

◦	Segment assets include off-balance sheet managed assets for which we maintain servicing responsibilities.

◦	The impact of differences between the actual leverage and the segment leverage ratios.

◦	Interest expense includes realized forward points on foreign currency forward contracts.

◦	The net gain or loss from interest rate derivatives.

◦	The profit attributable to noncontrolling interests is considered a component of segment profit.

UNAUDITED

Supplemental segment data and reconciliations to consolidated external reporting for the three months ended June 30 was as follows:

(Millions of dollars) 2017	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at June 30, 2017	Capital expenditures
North America	$331	$90	$74	$129	$7	$14,933	$353
Europe	67	22	9	21	(3)	3,996	28
Asia/Pacific	66	22	22	7	(2)	3,941	1
Latin America and CPF	113	11	41	11	27	6,677	9
Mining	72	30	13	34	(9)	2,494	45
Total Segments	649	175	159	202	20	32,041	436
Unallocated	34	(44)	47	—	—	3,252	3
Timing	(7)	(1)	—	—	(2)	26	—
Methodology	—	34	(38)	—	—	(253)	—
Inter-segment Eliminations (1)	—	—	—	—	—	(228)	—
Total	$676	$164	$168	$202	$18	$34,838	$439

2016	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at December 31, 2016	Capital expenditures
North America	$317	$94	$73	$118	$4	$14,925	$480
Europe	68	22	9	21	—	3,834	38
Asia/Pacific	64	15	21	7	6	3,620	59
Latin America and CPF	120	18	40	15	25	7,270	7
Mining	78	11	11	49	2	2,734	28
Total Segments	647	160	154	210	37	32,383	612
Unallocated	21	(32)	25	—	1	1,688	2
Timing	(9)	(2)	—	1	—	27	(2)
Methodology	—	22	(27)	—	—	(220)	—
Inter-segment Eliminations (1)	—	—	—	—	—	(263)	—
Total	$659	$148	$152	$211	$38	$33,615	$612

 (1) Elimination is primarily related to intercompany loans.

UNAUDITED

Supplemental segment data and reconciliations to consolidated external reporting for the six months ended June 30 was as follows:

(Millions of dollars) 2017	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at June 30, 2017	Capital expenditures
North America	$651	$172	$147	$258	$14	$14,933	$535
Europe	132	42	18	41	(2)	3,996	46
Asia/Pacific	129	48	42	14	(6)	3,941	3
Latin America and CPF	234	46	83	23	36	6,677	42
Mining	142	45	25	71	(9)	2,494	80
Total Segments	1,288	353	315	407	33	32,041	706
Unallocated	65	(81)	89	—	—	3,252	4
Timing	(15)	(7)	—	—	1	26	—
Methodology	—	66	(74)	—	—	(253)	—
Inter-segment Eliminations (1)	—	—	—	—	—	(228)	—
Total	$1,338	$331	$330	$407	$34	$34,838	$710

2016	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at December 31, 2016	Capital expenditures
North America	$617	$176	$146	$227	$13	$14,925	$652
Europe	134	42	17	41	2	3,834	76
Asia/Pacific	125	36	41	13	5	3,620	69
Latin America and CPF	245	45	82	32	42	7,270	24
Mining	159	21	24	100	6	2,734	86
Total Segments	1,280	320	310	413	68	32,383	907
Unallocated	39	(64)	49	—	1	1,688	3
Timing	(17)	(6)	—	1	(2)	27	(1)
Methodology	—	43	(52)	—	—	(220)	—
Inter-segment Eliminations (1)	—	—	—	—	—	(263)	—
Total	$1,302	$293	$307	$414	$67	$33,615	$909

(1) Elimination is primarily related to intercompany loans.

7.	Guarantees

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

No significant loss has been experienced or is anticipated under any of these guarantees.  At June 30, 2017 and December 31, 2016, the related recorded liability was $1 million. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees was $65 million and $43 million at June 30, 2017 and December 31, 2016, respectively.

UNAUDITED

We provide guarantees to repurchase certain loans of Caterpillar dealers from a special purpose corporation (SPC) that qualifies as a VIE (see Note 1 for additional information regarding the accounting guidance on the consolidation of VIEs).  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  We have a loan purchase agreement with the SPC that obligates us to purchase certain loans that are not paid at maturity.  We receive a fee for providing this guarantee, which provides a source of liquidity for the SPC.  We are the primary beneficiary of the SPC as our guarantees result in us having both the power to direct the activities that most significantly impact the SPC's economic performance and the obligation to absorb losses and therefore we have consolidated the financial statements of the SPC.  As of June 30, 2017 and December 31, 2016, the SPC’s assets of $1.14 billion and $1.09 billion, respectively, were primarily comprised of loans to dealers, which are included in Finance receivables, net in the Consolidated Statements of Financial Position, and the SPC's liabilities of $1.14 billion and $1.09 billion, respectively, were primarily comprised of commercial paper, which is included in Short-term borrowings in the Consolidated Statements of Financial Position.  The assets of the SPC are not available to pay our creditors. We may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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

Derivative financial instruments are measured on a recurring basis at fair value and are classified as Level 2 measurements.  We had derivative financial instruments in a net asset position included in our Consolidated Statements of Financial Position of $16 million and $64 million as of June 30, 2017 and December 31, 2016, respectively.

UNAUDITED

Investment in equity securities
Investment in certain equity securities have been classified as available-for-sale and recorded at fair value.  Fair values for our investment in equity securities are based upon valuations for identical instruments in active markets.

Equity securities are measured on a recurring basis at fair value and are classified as Level 1 measurements. We had equity securities included in our Consolidated Statements of Financial Position of $3 million as of June 30, 2017.

Impaired loans
Our impaired loans are subject to measurement at fair value on a nonrecurring basis and are classified as Level 3 measurements. A loan is considered impaired when management determines that collection of contractual amounts due is not probable. In these cases, an allowance for credit losses may be established based either on the present value of expected future cash flows discounted at the receivables' effective interest rate, the fair value of the collateral for collateral-dependent receivables or the observable market price of the receivable. In determining collateral value, we estimate the current fair market value of the collateral less selling costs. We had impaired loans carried at the fair value of $286 million and $137 million as of June 30, 2017 and December 31, 2016, respectively.

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

UNAUDITED

Please refer to the table below for the fair values of our financial instruments.

(Millions of dollars)	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Cash and cash equivalents	$1,174	$1,174	$1,795	$1,795	1
Finance receivables, net (excluding finance leases(1))	$20,137	$20,042	$20,101	$19,949	3	Note 3
Interest rate contracts:
In a net receivable position	$3	$3	$4	$4	2	Note 4
In a net payable position	$(1)	$(1)	$(1)	$(1)	2	Note 4
Cross currency contracts:
In a receivable position	$34	$34	$56	$56	2	Note 4
In a payable position	$(22)	$(22)	$(3)	$(3)	2	Note 4
Foreign currency contracts:
In a receivable position	$18	$18	$12	$12	2	Note 4
In a payable position	$(16)	$(16)	$(4)	$(4)	2	Note 4
Restricted cash and cash equivalents(2)	$16	$16	$29	$29	1
Investment in equity securities	$3	$3	$—	$—	1
Short-term borrowings	$(6,775)	$(6,775)	$(7,094)	$(7,094)	1
Long-term debt	$(21,592)	$(21,821)	$(20,537)	$(20,724)	2
Guarantees	$(1)	$(1)	$(1)	$(1)	3	Note 7

(1)As of June 30, 2017 and December 31, 2016, represents finance leases with a net carrying value of $6.59 billion and $6.11 billion, respectively.
(2) Included in Other assets in the Consolidated Statements of Financial Position.

9.	Contingencies

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

The Provision for income taxes reflects an estimated annual tax rate of 30 percent in the second quarter of both 2017 and 2016.

UNAUDITED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We reported second-quarter 2017 revenues of $676 million, an increase of $17 million, or 3 percent, compared with the second quarter of 2016. The increase in revenues was due to a $14 million favorable impact from lending activity with Caterpillar, a $13 million favorable impact from higher average financing rates and an $8 million favorable impact from returned or repossessed equipment. These favorable impacts were partially offset by an $18 million unfavorable impact from lower average earning assets.

Profit before income taxes was $164 million for the second quarter of 2017, compared with $148 million for the second quarter of 2016. The increase was primarily due to a $20 million decrease in provision for credit losses, a $10 million favorable impact from miscellaneous revenue items primarily due to lending activity with Caterpillar and an $8 million favorable impact from returned or repossessed equipment. These favorable impacts were partially offset by a $12 million increase in general, operating and administrative expenses primarily due to higher incentive compensation and a $9 million unfavorable impact from lower average earning assets.

The provision for income taxes reflects an estimated annual tax rate of 30 percent in the second quarter of both 2017 and 2016.

During the second quarter of 2017, retail new business volume was $2.69 billion, a decrease of $367 million, or 12 percent, from the second quarter of 2016. The decrease was primarily related to lower volume in North America, Mining and Latin America, partially offset by an increase in Asia/Pacific.

At the end of the second quarter of 2017, past dues were 2.71 percent, compared with 2.93 percent at the end of the second quarter of 2016. Write-offs, net of recoveries, were $26 million for the second quarter of 2017, compared with $33 million for the second quarter of 2016. As of June 30, 2017, the allowance for credit losses totaled $338 million, or 1.25 percent of finance receivables, compared with $346 million, or 1.25 percent of finance receivables at June 30, 2016. The allowance for credit losses at year-end 2016 was $343 million, or 1.29 percent of finance receivables.

UNAUDITED

SECOND QUARTER 2017 COMPARED WITH SECOND QUARTER 2016

Consolidated Total Revenues

The chart above graphically illustrates reasons for the change in Consolidated Total Revenues between second quarter 2016 (at left) and second quarter 2017 (at right). Items favorably impacting total revenues appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting total revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Retail revenue for the second quarter of 2017 was $307 million, a decrease of $2 million from the same period in 2016. The decrease was due to a $9 million unfavorable impact from lower average earning assets, partially offset by a $7 million favorable impact from higher interest rates on retail finance receivables. For the quarter ended June 30, 2017, retail average earning assets were $23.05 billion, a decrease of $683 million from the same period in 2016. The annualized average yield was 5.33 percent for the second quarter of 2017, compared with 5.20 percent for the second quarter of 2016.

Operating lease revenue for the second quarter of 2017 was $245 million, a decrease of $9 million from the same period in 2016. The decrease was due to a $7 million unfavorable impact from lower average earning assets and a $2 million unfavorable impact from lower average rental rates on operating leases.

Wholesale revenue for the second quarter of 2017 was $78 million, an increase of $7 million from the same period in 2016. The increase was due to a $10 million favorable impact from higher interest rates on wholesale finance receivables, partially offset by a $3 million unfavorable impact from lower average earning assets. For the quarter ended June 30, 2017, wholesale average earning assets were $3.89 billion, a decrease of $191 million from the same period in 2016. The annualized average yield was 8.00 percent for the second quarter of 2017, compared with 6.95 percent for the second quarter of 2016.

Other revenue, net, items were as follows:

(Millions of dollars)	Three Months Ended June 30,
	2017	2016	$ Change
Interest income on Notes Receivable from Caterpillar(1)	$20	$8	$12
Finance receivable and operating lease fees (including late charges)(2)	19	19	—
Fees on committed credit facility extended to Caterpillar	10	10	—
Net loss on returned or repossessed equipment	(6)	(14)	8
Miscellaneous other revenue, net	3	2	1
Total Other revenue, net	$46	$25	$21

(1) For the three months ended June 30, 2017 and 2016, includes $6 million and $8 million, respectively, of portfolio-related revenues.
(2) Portfolio-related revenues.

UNAUDITED

Consolidated Profit Before Income Taxes

The chart above graphically illustrates reasons for the change in Consolidated Profit Before Income Taxes between second quarter 2016 (at left) and second quarter 2017 (at right). Items favorably impacting profit before income taxes appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting profit before income taxes appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Profit before income taxes was $164 million for the second quarter of 2017, compared with $148 million for the second quarter of 2016. The increase was primarily due to a $20 million decrease in provision for credit losses, a $10 million favorable impact from miscellaneous revenue items primarily due to lending activity with Caterpillar and an $8 million favorable impact from returned or repossessed equipment. These favorable impacts were partially offset by a $12 million increase in general, operating and administrative expenses primarily due to higher incentive compensation and a $9 million unfavorable impact from lower average earning assets.

Provision for income taxes
The Provision for income taxes reflects an estimated annual tax rate of 30 percent in the second quarter of both 2017 and 2016.

UNAUDITED

SIX MONTHS ENDED JUNE 30, 2017 VS. SIX MONTHS ENDED JUNE 30, 2016

Consolidated Total Revenues

The chart above graphically illustrates reasons for the change in Consolidated Total Revenues between June YTD 2016 (at left) and June YTD 2017 (at right). Items favorably impacting total revenues appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting total revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Retail revenue for the first six months of 2017 was $615 million, an increase of $8 million from the same period in 2016. The increase was due to a $21 million favorable impact from higher interest rates on retail finance receivables, partially offset by a $13 million unfavorable impact from lower average earning assets. For the six months ended June 30, 2017, retail average earning assets were $23.11 billion, a decrease of $505 million from the same period in 2016. The annualized average yield was 5.32 percent for the first six months of 2017, compared with 5.14 percent for the same period in 2016.

Operating lease revenue for the first six months of 2017 was $490 million, a decrease of $9 million from the same period in 2016. The decrease was due to a $5 million unfavorable impact from lower average rental rates on operating leases and a $4 million unfavorable impact from lower average earning assets.

Wholesale revenue for the first six months of 2017 was $143 million, an increase of $3 million from the same period in 2016. The increase was due to a $16 million favorable impact from higher interest rates on wholesale finance receivables, partially offset by a $13 million unfavorable impact from lower average earning assets. For the six months ended June 30, 2017, wholesale average earning assets were $3.61 billion, a decrease of $376 million from the same period in 2016. The annualized average yield was 7.91 percent for the first six months of 2017, compared with 7.01 percent for the same period in 2016.

Other revenue, net, items were as follows:

(Millions of dollars)	Six Months Ended June 30,
	2017	2016	$ Change
Interest income on Notes Receivable from Caterpillar(1)	$38	$14	$24
Finance receivable and operating lease fees (including late charges)(2)	36	36	—
Fees on committed credit facility extended to Caterpillar	20	20	—
Net loss on returned or repossessed equipment	(10)	(20)	10
Miscellaneous other revenue, net	6	6	—
Total Other revenue, net	$90	$56	$34

(1) For the six months ended June 30, 2017 and 2016, includes $13 million and $14 million, respectively, of portfolio-related revenues.
(2) Portfolio-related revenues.

UNAUDITED

Consolidated Profit Before Income Taxes

The chart above graphically illustrates reasons for the change in Consolidated Profit Before Income Taxes between June YTD 2016 (at left) and June YTD 2017 (at right). Items favorably impacting profit before income taxes appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting profit before income taxes appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Profit before income taxes was $331 million for the first six months of 2017, compared with $293 million for the same period in 2016. The increase was primarily due to a $33 million decrease in provision for credit losses, a $17 million favorable impact from miscellaneous revenue items primarily due to lending activity with Caterpillar and a $10 million favorable impact from returned or repossessed equipment. These favorable impacts were partially offset by a $16 million unfavorable impact from lower average earning assets and an $11 million increase in general, operating and administrative expenses primarily due to higher incentive compensation.

Provision for income taxes
The Provision for income taxes reflects an estimated annual tax rate of 30 percent for both the six months ended June 30, 2017 and 2016.

Finance Receivables and Equipment on Operating Leases

New Business Volume

(Millions of dollars)	Six Months Ended June 30,
	2017	2016	$ Change
New retail financing	$4,319	$4,440	$(121)
New operating lease activity	715	932	(217)
New wholesale financing	17,415	16,057	1,358
Total	$22,449	$21,429	$1,020

New retail financing decreased primarily due to lower volume in North America, Latin America and Mining, partially offset by higher volume in Asia/Pacific. New operating lease activity (which is substantially related to retail) decreased primarily due to lower rentals of Cat equipment in North America and Asia/Pacific. New wholesale financing increased primarily due to higher purchases of trade receivables from Caterpillar.

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

(Millions of dollars)	June 30, 2017	December 31, 2016	$ Change
Finance receivables, net	$26,731	$26,212	$519
Equipment on operating leases, less accumulated depreciation	3,599	3,708	(109)
Total portfolio	$30,330	$29,920	$410

Retail finance leases	$97	$41	$56
Retail notes receivable	80	87	(7)
Retail installment sale contracts	72	79	(7)
Operating leases	48	79	(31)
Total off-balance sheet managed assets	$297	$286	$11

Total managed portfolio	$30,627	$30,206	$421

At the end of the second quarter of 2017, past dues were 2.71 percent, compared with 2.93 percent at the end of the second quarter of 2016. Total non-performing finance receivables, which represent finance receivables currently on non-accrual status, were $704 million and $580 million at June 30, 2017 and December 31, 2016, respectively. Total non-performing finance receivables as a percentage of our recorded investment in finance receivables were 2.60 percent and 2.18 percent at June 30, 2017 and December 31, 2016, respectively.

Our allowance for credit losses as of June 30, 2017 was $338 million or 1.25 percent of finance receivables compared with $343 million or 1.29 percent as of December 31, 2016. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and current economic conditions. We believe our allowance is sufficient to provide for losses inherent in our existing finance receivable portfolio as of June 30, 2017.

UNAUDITED

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity provide us with the ability to meet our financial obligations on a timely basis.  Maintaining and managing adequate capital and liquidity resources includes management of funding sources and their utilization based on current, future and contingent needs. Throughout the second quarter of 2017, we experienced favorable liquidity conditions. We ended the second quarter of 2017 with $1.17 billion of cash, a decrease of $621 million from year-end 2016. Our cash balances are held in numerous locations throughout the world with approximately $240 million held by our non-U.S. subsidiaries. Amounts held by non-U.S. subsidiaries are available for general corporate use and could be used in the U.S. without incurring significant additional U.S. taxes. We expect to meet our U.S. funding needs without repatriating undistributed profits that are indefinitely reinvested outside the U.S.

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

Total borrowings outstanding as of June 30, 2017 were $29.97 billion, an increase of $699 million over December 31, 2016, primarily due to the impact of lending activity with Caterpillar. Outstanding borrowings were as follows:

(Millions of dollars)	June 30, 2017	December 31, 2016
Medium-term notes, net of unamortized discount and debt issuance costs	$20,802	$19,667
Commercial paper, net of unamortized discount	5,537	5,985
Bank borrowings – long-term	790	870
Bank borrowings – short-term	742	553
Variable denomination floating rate demand notes	496	556
Notes payable to Caterpillar	1,600	1,637
Total outstanding borrowings	$29,967	$29,268

Medium-term notes
We issue medium-term unsecured notes through securities dealers or underwriters in the U.S., Canada, Europe, Australia, Japan, Hong Kong, China, Argentina and Mexico to both retail and institutional investors. These notes are offered in several currencies and with a variety of maturities. These notes are senior unsecured obligations of the Company. Medium-term notes issued totaled $4.11 billion and redeemed totaled $3.12 billion for the six months ended June 30, 2017. Medium-term notes outstanding as of June 30, 2017, mature as follows:

(Millions of dollars)
2017	$2,739
2018	5,557
2019	4,468
2020	2,863
2021	1,633
Thereafter	3,542
Total	$20,802

UNAUDITED

Commercial paper
We issue unsecured commercial paper in the U.S., Europe and other international capital markets.  These short-term promissory notes are issued on a discounted basis and are payable at maturity.

Revolving credit facilities
We have three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and us for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of June 30, 2017 was $7.75 billion.

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

At June 30, 2017, Caterpillar’s consolidated net worth was $14.07 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined in the Credit Facility as the consolidated shareholders' equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income/(loss).

At June 30, 2017, our covenant interest coverage ratio was 1.94 to 1.  This is above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at June 30, 2017, our covenant leverage ratio was 7.46 to 1.  This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event that either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At June 30, 2017, there were no borrowings under the Credit Facility.

Bank borrowings
Available credit lines with banks as of June 30, 2017 totaled $4.30 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements. As of June 30, 2017, we had $1.53 billion outstanding against these credit lines and were in compliance with all debt covenants under these credit lines. The remaining available credit commitments may be withdrawn any time at the lenders' discretion.

Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction.  We do not hold reserves to fund the payment of the demand notes.  The notes are offered on a continuous basis. As of June 30, 2017, there was $496 million of variable denomination floating rate demand notes outstanding. The maximum amount of variable denomination floating rate demand notes that we may have outstanding at any time may not exceed $1.25 billion.

Notes receivable from/payable to Caterpillar
Under our variable amount and term lending agreements and other notes receivable with Caterpillar, we may borrow up to $2.78 billion from Caterpillar and Caterpillar may borrow up to $2.64 billion from us.  The variable amount lending agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice.  The term lending agreements have remaining maturities ranging up to nine years. We had notes payable of $1.60 billion and notes receivable of $2.06 billion outstanding under these agreements as of June 30, 2017.

UNAUDITED

Committed credit facility
We extended a $2 billion committed credit facility to Caterpillar, which expires in February 2019.  We receive a fee from Caterpillar based on amounts drawn under the credit facility and a commitment fee for the undrawn amounts under the credit facility.  At June 30, 2017, there were no borrowings under this credit facility.

OFF-BALANCE SHEET ARRANGEMENTS
We lease all of our facilities. In addition, we have potential payment exposure for guarantees issued to third parties totaling $65 million as of June 30, 2017.

CASH FLOWS
Operating cash flow was $620 million in the first six months of 2017, compared with $785 million for the same period a year ago. Net cash used for investing activities was $1.69 billion for the first six months of 2017, compared with $1.22 billion for the same period in 2016. The change was primarily due to the impact of lending activity with Caterpillar. Net cash provided by financing activities was $438 million for the first six months of 2017, compared with $483 million for the same period in 2016.

CRITICAL ACCOUNTING POLICIES

For a discussion of the Company’s critical accounting policies, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2016 Annual Report on Form 10-K.

UNAUDITED

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q may be considered "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements may relate to future events or our future financial performance, which may involve known and unknown risks and uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by any forward-looking statements. From time to time, we may also provide forward-looking statements in oral presentations to the public or in other materials we issue to the public. Forward-looking statements give current expectations or forecasts of future events about the company. You may identify these statements by the fact that they do not relate to historical or current facts and may use words such as "believes," "expects," "estimates," "anticipates," "will," "should," "plan," "project," "intend," "could" and similar words or phrases. These statements are only predictions. Actual events or results may differ materially due to factors that affect international businesses, including changes in economic conditions, disruptions in the global financial and credit markets and changes in laws, regulations and political stability, as well as factors specific to Cat Financial and the markets we serve, including the market’s acceptance of our products and services, the creditworthiness of our customers, interest rate and currency rate fluctuations and estimated residual values of leased equipment. These risk factors may not be exhaustive. We operate in a continually changing business environment and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. Moreover, we do not assume responsibility for the accuracy and completeness of those statements. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the captions "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 15, 2017 for the fiscal year ended December 31, 2016, as supplemented in our Form 10-Q filed with the SEC on May 3, 2017 and in this Form 10-Q filing. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

UNAUDITED

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in internal control over financial reporting
There have been no changes in the Company's internal control over financial reporting during the second quarter of 2017 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Caterpillar Financial Services Corporation
(Registrant)
Date:	August 2, 2017	/s/David T. Walton
David T. Walton, President, Director and Chief Executive Officer

Date:	August 2, 2017	/s/James A. Duensing
James A. Duensing, Executive Vice President and Chief Financial Officer

Date:	August 2, 2017	/s/Leslie S. Zmugg
Leslie S. Zmugg, Secretary

Date:	August 2, 2017	/s/Jeffry D. Everett
Jeffry D. Everett, Controller