Form 10-Q
period 2017-09-30
CATERPILLAR FINANCIAL SERVICES CORP
filed 2017-11-01
CIK 764764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Yes [    ] No [✓ ]

As of November 1, 2017, one share of common stock of the registrant was outstanding, which is owned by Caterpillar Inc.

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

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF PROFIT
(Unaudited)
(Dollars in Millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues:
Retail finance	$309	$307	$924	$914
Operating lease	247	257	737	756
Wholesale finance	79	62	222	202
Other, net	38	25	128	81
Total revenues	673	651	2,011	1,953

Expenses:
Interest	169	151	499	458
Depreciation on equipment leased to others	201	213	608	627
General, operating and administrative	113	97	319	292
Provision for credit losses	48	29	82	96
Other	12	12	36	31
Total expenses	543	502	1,544	1,504

Other income (expense)	(4)	(3)	(10)	(10)

Profit before income taxes	126	146	457	439

Provision for income taxes	38	48	137	136

Profit of consolidated companies	88	98	320	303

Less: Profit attributable to noncontrolling interests	2	1	5	4

Profit [1]	$86	$97	$315	$299

1 Profit attributable to Caterpillar Financial Services Corporation.

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Profit of consolidated companies	$88	$98	$320	$303

Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (expense)/benefit of: 2017 $30 three months, $94 nine months; 2016 $4 three months, $21 nine months	154	(5)	395	100
Derivative financial instruments:
Gains (losses) deferred, net of tax (expense)/benefit of: 2017 $8 three months, $22 nine months; 2016 $5 three months, $8 nine months	(14)	(10)	(41)	(15)
(Gains) losses reclassified to earnings, net of tax expense/(benefit) of: 2017 $(7) three months, $(23) nine months; 2016 $(3) three months, $(6) nine months	11	7	41	13
Available-for-sale securities:
Gains (losses) deferred, net of tax (expense)/benefit of: 2017 $0 three months, $0 nine months; 2016 $(1) three months, $(1) nine months	(1)	1	—	(1)
(Gains) losses reclassified to earnings, net of tax expense/(benefit) of: 2017 $0 three months, $0 nine months; 2016 $0 three months, $0 nine months	—	—	—	—
Total Other comprehensive income (loss), net of tax	150	(7)	395	97

Comprehensive income (loss)	238	91	715	400

Less: Comprehensive income (loss) attributable to the noncontrolling interests	5	1	11	2

Comprehensive income (loss) attributable to Caterpillar Financial Services Corporation	$233	$90	$704	$398

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in Millions, except share data)

	September 30, 2017	December 31, 2016
Assets:
Cash and cash equivalents	$710	$1,795
Finance receivables, net	26,597	26,212
Notes receivable from Caterpillar	1,577	530
Equipment on operating leases,
less accumulated depreciation	3,580	3,708
Deferred and refundable income taxes	156	119
Other assets	1,063	1,251
Total assets	$33,683	$33,615

Liabilities and shareholder’s equity:
Payable to dealers and others	$142	$140
Payable to Caterpillar - other	60	49
Accrued expenses	241	172
Income taxes payable	95	32
Payable to Caterpillar - borrowings	1,493	1,637
Short-term borrowings	5,459	7,094
Current maturities of long-term debt	5,614	6,155
Long-term debt	16,015	14,382
Deferred income taxes and other liabilities	864	969
Total liabilities	29,983	30,630

Commitments and contingent liabilities (Notes 7 and 9)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid-in amount)	745	745
Additional paid-in capital	2	2
Retained earnings	3,423	3,108
Accumulated other comprehensive income/(loss)	(606)	(995)
Noncontrolling interests	136	125
Total shareholder’s equity	3,700	2,985

Total liabilities and shareholder’s equity	$33,683	$33,615

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Unaudited)
(Dollars in Millions)

Nine Months Ended September 30, 2016	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Noncontrolling interests	Total
Balance at December 31, 2015	$745	$2	$2,999	$(897)	$126	$2,975
Profit of consolidated companies			299		4	303
Foreign currency translation, net of tax				102	(2)	100
Derivative financial instruments, net of tax				(2)		(2)
Available-for-sale securities, net of tax				(1)		(1)
Balance at September 30, 2016	$745	$2	$3,298	$(798)	$128	$3,375

Nine Months Ended September 30, 2017
Balance at December 31, 2016	$745	$2	$3,108	$(995)	$125	$2,985
Profit of consolidated companies			315		5	320
Foreign currency translation, net of tax				389	6	395
Derivative financial instruments, net of tax				—		—
Available-for-sale securities, net of tax				—		—
Balance at September 30, 2017	$745	$2	$3,423	$(606)	$136	$3,700

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Profit of consolidated companies	$320	$303
Adjustments for non-cash items:
Depreciation and amortization	616	635
Amortization of receivables purchase discount	(180)	(158)
Provision for credit losses	82	96
Other, net	12	81
Changes in assets and liabilities:
Receivables from others	69	10
Other receivables/payables with Caterpillar	1	(2)
Payable to dealers and others	(31)	30
Accrued interest payable	3	(17)
Accrued expenses and other liabilities, net	(4)	22
Income taxes payable	38	100
Settlements of designated derivatives	(7)	36
Debt exchange premium	—	(33)
Net cash provided by operating activities	919	1,103

Cash flows from investing activities:
Capital expenditures for equipment on operating leases and other capital expenditures	(1,018)	(1,265)
Proceeds from disposals of equipment	753	497
Additions to finance receivables	(9,765)	(8,888)
Collections of finance receivables	10,192	9,307
Net changes in Caterpillar purchased receivables	(161)	580
Proceeds from sales of receivables	98	55
Net change in variable lending to Caterpillar	(1,051)	(1,001)
Additions to other notes receivable with Caterpillar	(53)	(91)
Collections on other notes receivable with Caterpillar	56	46
Proceeds from sale of securities	4	—
Restricted cash and cash equivalents activity, net	(2)	7
Settlements of undesignated derivatives	23	(23)
Net cash provided by (used for) investing activities	(924)	(776)

Cash flows from financing activities:
Net change in variable lending from Caterpillar	(105)	466
Proceeds from borrowings with Caterpillar	—	253
Payments on borrowings with Caterpillar	(49)	(3)
Proceeds from debt issued (original maturities greater than three months)	6,972	4,424
Payments on debt issued (original maturities greater than three months)	(5,714)	(5,077)
Short-term borrowings, net (original maturities three months or less)	(2,207)	(365)
Net cash provided by (used for) financing activities	(1,103)	(302)

Effect of exchange rate changes on cash and cash equivalents	23	10

Increase/(decrease) in cash and cash equivalents	(1,085)	35
Cash and cash equivalents at beginning of year	1,795	1,016
Cash and cash equivalents at end of period	$710	$1,051

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated profit for the three and nine months ended September 30, 2017 and 2016, (b) the consolidated comprehensive income for the three and nine months ended September 30, 2017 and 2016, (c) the consolidated financial position as of September 30, 2017 and December 31, 2016, (d) the consolidated changes in shareholder's equity for the nine months ended September 30, 2017 and 2016 and (e) the consolidated cash flows for the nine months ended September 30, 2017 and 2016. The preparation of financial statements, in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), requires management to make estimates and assumptions that affect reported amounts.  Significant estimates include residual values for leased assets, allowance for credit losses and income taxes.  Actual results may differ from these estimates.

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

Revenue recognition – In May 2014, the Financial Accounting Standards Board (FASB) issued new revenue recognition guidance to provide a single, comprehensive revenue recognition model for all contracts with customers. Under the new guidance, an entity will recognize revenue to depict the transfer of promised goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. A five step model has been introduced for an entity to apply when recognizing revenue. The new guidance also includes enhanced disclosure requirements and is effective January 1, 2018. Entities have the option to apply the new guidance under a retrospective approach to each prior reporting period presented, or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the Consolidated Statement of Changes in Shareholder's Equity. We will adopt the new guidance effective January 1, 2018 under the modified retrospective approach. We have completed our evaluation of the impact of the new standard and do not expect the adoption to have a material impact on our financial statements.

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

Derivatives and hedging – In August 2017, the FASB issued accounting guidance to better align hedge accounting with a company’s risk management activities, simplify the application of hedge accounting and improve the disclosures of hedging arrangements. The new guidance is required to be applied on a modified retrospective basis. The guidance is effective January 1, 2019, with early adoption permitted. We are in the process of evaluating the effect of the new guidance on our financial statements.

3.	Finance Receivables

A summary of finance receivables included in the Consolidated Statements of Financial Position was as follows:

(Millions of dollars)	September 30, 2017	December 31, 2016
Finance leases and installment sale contracts – Retail (1)	$14,172	$13,565
Retail notes receivable	9,711	10,195
Wholesale notes receivable	3,753	3,457
Finance leases and installment sale contracts – Wholesale	118	103
	27,754	27,320
Less: Unearned income	(814)	(765)
Recorded investment in finance receivables	26,940	26,555
Less: Allowance for credit losses	(343)	(343)
Total finance receivables, net	$26,597	$26,212

(1) Includes $0 and $4 million of finance receivables classified as held for sale as of September 30, 2017 and December 31, 2016, respectively.

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

We further evaluate our portfolio segments by the class of finance receivables, which is defined as a level of information (below a portfolio segment) in which the finance receivables have the same initial measurement attribute and a similar method for assessing and monitoring credit risk. Typically, our finance receivables within a geographic area have similar credit risk profiles and methods for assessing and monitoring credit risk. Our classes, which align with management reporting for credit losses, are as follows:

•	North America - Includes finance receivables originated in the United States and Canada.

•	Europe - Includes finance receivables originated in Europe, Africa, Middle East and the Commonwealth of Independent States.

•	Asia/Pacific - Includes finance receivables originated in Australia, New Zealand, China, Japan and Southeast Asia.

•	Mining - Includes finance receivables related to large mining customers worldwide and project financing in various countries.

•	Latin America - Includes finance receivables originated in Central and South American countries.

•
Caterpillar Power Finance - Includes finance receivables related to marine vessels with Caterpillar engines worldwide and Caterpillar electrical power generation, gas compression and co-generation systems and non-Caterpillar equipment that is powered by these systems worldwide.

UNAUDITED

Our allowance for credit losses as of September 30, 2017 was $343 million or 1.27 percent of our recorded investment in finance receivables compared with $343 million or 1.29 percent as of December 31, 2016. An analysis of the allowance for credit losses was as follows:

(Millions of dollars)
	September 30, 2017
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$331	$10	$2	$343
Receivables written off	(119)	—	—	(119)
Recoveries on receivables previously written off	31	—	—	31
Provision for credit losses	80	—	—	80
Adjustment due to sale of receivables	(1)	—	—	(1)
Foreign currency translation adjustment	9	—	—	9
Balance at end of period	$331	$10	$2	$343

Individually evaluated for impairment	$100	$—	$—	$100
Collectively evaluated for impairment	231	10	2	243
Ending Balance	$331	$10	$2	$343

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$869	$—	$—	$869
Collectively evaluated for impairment	18,704	4,544	2,823	26,071
Ending Balance	$19,573	$4,544	$2,823	$26,940

(Millions of dollars)
	December 31, 2016
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$327	$9	$2	$338
Receivables written off	(158)	—	—	(158)
Recoveries on receivables previously written off	35	—	—	35
Provision for credit losses	132	1	—	133
Adjustment due to sale of receivables	(8)	—	—	(8)
Foreign currency translation adjustment	3	—	—	3
Balance at end of year	$331	$10	$2	$343

Individually evaluated for impairment	$85	$—	$—	$85
Collectively evaluated for impairment	246	10	2	258
Ending Balance	$331	$10	$2	$343

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$786	$—	$—	$786
Collectively evaluated for impairment	18,859	4,479	2,431	25,769
Ending Balance	$19,645	$4,479	$2,431	$26,555

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

(Millions of dollars)
	September 30, 2017
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Recorded Investment in Finance Receivables	91+ Still Accruing
Customer
North America	$64	$17	$49	$130	$7,916	$8,046	$8
Europe	27	9	56	92	2,642	2,734	4
Asia/Pacific	27	13	17	57	2,299	2,356	9
Mining	8	4	52	64	1,682	1,746	1
Latin America	53	28	180	261	1,672	1,933	—
Caterpillar Power Finance	11	34	124	169	2,589	2,758	11
Dealer
North America	—	—	—	—	2,816	2,816	—
Europe	—	—	—	—	350	350	—
Asia/Pacific	—	—	—	—	580	580	—
Mining	—	—	—	—	5	5	—
Latin America	5	—	3	8	783	791	—
Caterpillar Power Finance	—	—	—	—	2	2	—
Caterpillar Purchased Receivables
North America	13	5	3	21	1,666	1,687	3
Europe	2	—	—	2	333	335	—
Asia/Pacific	1	—	—	1	396	397	—
Mining	—	—	—	—	—	—	—
Latin America	—	—	—	—	400	400	—
Caterpillar Power Finance	—	—	—	—	4	4	—
Total	$211	$110	$484	$805	$26,135	$26,940	$36

UNAUDITED

(Millions of dollars)
	December 31, 2016
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Recorded Investment in Finance Receivables	91+ Still Accruing
Customer
North America	$50	$16	$59	$125	$8,051	$8,176	$5
Europe	16	12	39	67	2,388	2,455	6
Asia/Pacific	18	7	15	40	1,944	1,984	4
Mining	3	2	63	68	1,756	1,824	2
Latin America	40	33	214	287	1,808	2,095	—
Caterpillar Power Finance	11	9	73	93	3,018	3,111	1
Dealer
North America	—	—	—	—	2,705	2,705	—
Europe	—	—	—	—	336	336	—
Asia/Pacific	—	—	—	—	582	582	—
Mining	—	—	—	—	6	6	—
Latin America	—	—	—	—	848	848	—
Caterpillar Power Finance	—	—	—	—	2	2	—
Caterpillar Purchased Receivables
North America	11	3	1	15	1,303	1,318	1
Europe	—	—	1	1	268	269	—
Asia/Pacific	—	—	—	—	475	475	—
Mining	—	—	—	—	—	—	—
Latin America	—	—	—	—	366	366	—
Caterpillar Power Finance	—	—	—	—	3	3	—
Total	$149	$82	$465	$696	$25,859	$26,555	$19

UNAUDITED

Impaired finance receivables
For all classes, a finance receivable is considered impaired, based on current information and events, if it is probable that we will be unable to collect all amounts due according to the contractual terms. Impaired finance receivables include finance receivables that have been restructured and are considered to be Troubled Debt Restructures.

There were no impaired finance receivables as of September 30, 2017 and December 31, 2016, for the Dealer and Caterpillar Purchased Receivables portfolio segments. Our recorded investment in impaired finance receivables and the related unpaid principal balances and allowance for the Customer portfolio segment were as follows:

(Millions of dollars)
	As of September 30, 2017			As of December 31, 2016
Impaired Finance Receivables With No Allowance Recorded	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
North America	$16	$21	$—	$10	$10	$—
Europe	47	47	—	49	48	—
Asia/Pacific	32	31	—	3	2	—
Mining	127	125	—	129	129	—
Latin America	60	60	—	68	68	—
Caterpillar Power Finance	187	200	—	271	271	—
Total	$469	$484	$—	$530	$528	$—
Impaired Finance Receivables With An Allowance Recorded
North America	$36	$35	$13	$61	$60	$22
Europe	8	8	5	7	7	3
Asia/Pacific	25	25	3	50	50	8
Mining	—	—	—	—	—	—
Latin America	92	104	35	93	104	34
Caterpillar Power Finance	239	241	44	45	44	18
Total	$400	$413	$100	$256	$265	$85
Total Impaired Finance Receivables
North America	$52	$56	$13	$71	$70	$22
Europe	55	55	5	56	55	3
Asia/Pacific	57	56	3	53	52	8
Mining	127	125	—	129	129	—
Latin America	152	164	35	161	172	34
Caterpillar Power Finance	426	441	44	316	315	18
Total	$869	$897	$100	$786	$793	$85

UNAUDITED

(Millions of dollars)
	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
Impaired Finance Receivables With No Allowance Recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
North America	$14	$1	$24	$—
Europe	47	—	49	1
Asia/Pacific	30	1	1	—
Mining	128	1	90	2
Latin America	68	1	58	—
Caterpillar Power Finance	171	1	282	3
Total	$458	$5	$504	$6
Impaired Finance Receivables With An Allowance Recorded
North America	$44	$—	$42	$—
Europe	6	—	10	—
Asia/Pacific	28	1	35	—
Mining	—	—	19	—
Latin America	102	1	67	1
Caterpillar Power Finance	251	3	43	—
Total	$431	$5	$216	$1
Total Impaired Finance Receivables
North America	$58	$1	$66	$—
Europe	53	—	59	1
Asia/Pacific	58	2	36	—
Mining	128	1	109	2
Latin America	170	2	125	1
Caterpillar Power Finance	422	4	325	3
Total	$889	$10	$720	$7

UNAUDITED

(Millions of dollars)
	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
Impaired Finance Receivables With No Allowance Recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
North America	$12	$1	$19	$1
Europe	48	1	45	1
Asia/Pacific	22	2	2	—
Mining	128	5	84	3
Latin America	69	2	39	—
Caterpillar Power Finance	233	7	269	8
Total	$512	$18	$458	$13
Impaired Finance Receivables With An Allowance Recorded
North America	$52	$1	$28	$—
Europe	6	—	11	—
Asia/Pacific	35	2	34	2
Mining	—	—	15	—
Latin America	101	3	59	2
Caterpillar Power Finance	141	4	50	1
Total	$335	$10	$197	$5
Total Impaired Finance Receivables
North America	$64	$2	$47	$1
Europe	54	1	56	1
Asia/Pacific	57	4	36	2
Mining	128	5	99	3
Latin America	170	5	98	2
Caterpillar Power Finance	374	11	319	9
Total	$847	$28	$655	$18

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

As of September 30, 2017 and December 31, 2016, there were finance receivables on non-accrual status for the Dealer portfolio segment of $3 million and $-, respectively, all of which were in the Latin America finance receivable class. As of September 30, 2017 and December 31, 2016, there were finance receivables on non-accrual status for the Caterpillar Purchased Receivables portfolio segment of $- and $1 million, respectively, all of which were in the Europe finance receivable class. The recorded investment in Customer finance receivables on non-accrual status was as follows:

(Millions of dollars)	September 30, 2017	December 31, 2016
North America	$48	$66
Europe	56	35
Asia/Pacific	11	12
Mining	55	69
Latin America	242	307
Caterpillar Power Finance	277	90
Total	$689	$579

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

As of September 30, 2017, there were no additional funds committed to lend to a borrower whose terms have been modified in a TDR. As of December 31, 2016, there were $11 million of additional funds committed to lend to a borrower whose terms have been modified in a TDR.

There were no finance receivables modified as TDRs during the three and nine months ended September 30, 2017 and 2016 for the Dealer or Caterpillar Purchased Receivables portfolio segments. Our recorded investment in finance receivables in the Customer portfolio segment modified as TDRs were as follows:

(Dollars in millions)	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
North America	11	$4	$5	2	$—	$—
Europe	1	—	—	—	—	—
Asia/Pacific	—	—	—	4	1	1
Mining	—	—	—	1	33	30
Latin America(1)	3	21	22	341	105	74
Caterpillar Power Finance	5	51	44	4	13	13
Total	20	$76	$71	352	$152	$118

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
North America	37	$13	$13	15	$16	$16
Europe	2	—	—	3	11	8
Asia/Pacific	6	39	30	8	4	4
Mining	2	57	56	2	43	35
Latin America	17	26	27	431	117	87
Caterpillar Power Finance(2)	59	319	305	34	196	177
Total	123	$454	$431	493	$387	$327

(1) For the three months ended September 30, 2016, 321 contracts with a pre-TDR recorded investment of $94 million and a post-TDR recorded investment of $64 million are related to four customers.
(2) For the nine months ended September 30, 2017, 44 contracts with a pre-TDR recorded investment of $200 million and a post-TDR recorded investment of $200 million are related to four customers.

During the nine months ended September 30, 2017, there were 241 contracts, primarily related to two customers, with a recorded investment of $16 million with a payment default (defined as 91+ days past due) which had been modified within twelve months prior to the default date in the Customer portfolio segment, all of which were in the Latin America finance receivable class.

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

UNAUDITED

As of September 30, 2017, $2 million of deferred net gains, net of tax, included in equity (AOCI in the Consolidated Statements of Financial Position), related to our floating-to-fixed interest rate contracts, are expected to be reclassified to Interest expense over the next twelve months.  The actual amount recorded in Interest expense will vary based on interest rates at the time the hedged transactions impact earnings.

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

The location and fair value of derivative instruments reported in the Consolidated Statements of Financial Position were as follows:

(Millions of dollars)
		Asset (Liability) Fair Value
	Consolidated Statements of Financial Position Location	September 30, 2017	December 31, 2016
Designated derivatives
Interest rate contracts	Other assets	$3	$4
Interest rate contracts	Accrued expenses	(1)	(1)
Cross currency contracts	Other assets	8	29
Cross currency contracts	Accrued expenses	(41)	(3)
		$(31)	$29
Undesignated derivatives
Foreign exchange contracts	Other assets	$17	$12
Foreign exchange contracts	Accrued expenses	(8)	(4)
Cross currency contracts	Other assets	25	27
		$34	$35

The total notional amount of our derivative instruments was $3.56 billion and $2.63 billion as of September 30, 2017 and December 31, 2016, respectively. The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties. The amounts exchanged by the parties are calculated by reference to the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates and interest rates.

The effect of derivatives designated as hedging instruments on the Consolidated Statements of Profit was as follows:

Fair Value Hedges
(Millions of dollars)		Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts	Other income (expense)	$—	$—	$(11)	$11

		Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts	Other income (expense)	$(1)	$1	$(11)	$10

UNAUDITED

Cash Flow Hedges
(Millions of dollars)	Three Months Ended September 30, 2017
		Recognized in Earnings
	Amounts of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$(1)	Interest expense	$1	$—
Cross currency contracts	(21)	Other income (expense)	(20)	—
Cross currency contracts		Interest expense	1	—
	$(22)		$(18)	$—

	Three Months Ended September 30, 2016
		Recognized in Earnings
	Amounts of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$2	Interest expense	$—	$—
Cross currency contracts	(17)	Other income (expense)	(10)	—
	$(15)		$(10)	$—

	Nine Months Ended September 30, 2017
		Recognized in Earnings
	Amounts of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$(1)	Interest expense	$2	$—
Cross currency contracts	(62)	Other income (expense)	(69)	—
Cross currency contracts		Interest expense	3	—
	$(63)		$(64)	$—

	Nine Months Ended September 30, 2016
		Recognized in Earnings
	Amounts of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$—	Interest expense	$(3)	$—
Cross currency contracts	(23)	Other income (expense)	(16)	—
	$(23)		$(19)	$—

UNAUDITED

The effect of derivatives not designated as hedging instruments on the Consolidated Statements of Profit was as follows:

(Millions of dollars)		Three Months Ended September 30,
	Classification	2017	2016
Foreign exchange contracts	Other income (expense)	$14	$(5)
Cross currency contracts	Other income (expense)	(3)	—
		$11	$(5)

		Nine Months Ended September 30,
	Classification	2017	2016
Foreign exchange contracts	Other income (expense)	$25	$(21)
Cross currency contracts	Other income (expense)	(4)	(12)
		$21	$(33)

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

Collateral is generally not required of the counterparties or us under the master netting agreements. As of September 30, 2017 and December 31, 2016, no cash collateral was received or pledged under the master netting agreements.

The effect of net settlement provisions of the master netting agreements on our derivative balances upon an event of default or a termination event was as follows:

Offsetting of Derivative Assets and Liabilities
(Millions of dollars)
	September 30, 2017	December 31, 2016
Derivative Assets
Gross Amount of Recognized Assets	$53	$72
Gross Amounts Offset	—	—
Net Amount of Assets(1)	53	72
Gross Amounts Not Offset	(8)	(7)
Net Amount	$45	$65

Derivative Liabilities
Gross Amount of Recognized Liabilities	$(50)	$(8)
Gross Amounts Offset	—	—
Net Amount of Liabilities(1)	(50)	(8)
Gross Amounts Not Offset	8	7
Net Amount	$(42)	$(1)

(1) As presented in the Consolidated Statements of Financial Position.

UNAUDITED

5.	Accumulated Other Comprehensive Income/(Loss)

Comprehensive income/(loss) and its components are presented in the Consolidated Statements of Comprehensive Income. Changes in Accumulated other comprehensive income/(loss), net of tax, included in the Consolidated Statements of Changes in Shareholder's Equity, consisted of the following:

(Millions of dollars)	Foreign currency translation	Derivative financial instruments	Available-for- sale securities	Total

Three Months Ended September 30, 2016
Balance at June 30, 2016	$(790)	$1	$(2)	$(791)
Other comprehensive income/(loss) before reclassifications	(5)	(10)	1	(14)
Amounts reclassified from accumulated other comprehensive (income)/loss	—	7	—	7
Other comprehensive income/(loss)	(5)	(3)	1	(7)
Balance at September 30, 2016	$(795)	$(2)	$(1)	$(798)

Three Months Ended September 30, 2017
Balance at June 30, 2017	$(756)	$2	$1	$(753)
Other comprehensive income/(loss) before reclassifications	151	(14)	(1)	136
Amounts reclassified from accumulated other comprehensive (income)/loss	—	11	—	11
Other comprehensive income/(loss)	151	(3)	(1)	147
Balance at September 30, 2017	$(605)	$(1)	$—	$(606)

Nine Months Ended September 30, 2016
Balance at December 31, 2015	$(897)	$—	$—	$(897)
Other comprehensive income/(loss) before reclassifications	102	(15)	(1)	86
Amounts reclassified from accumulated other comprehensive (income)/loss	—	13	—	13
Other comprehensive income/(loss)	102	(2)	(1)	99
Balance at September 30, 2016	$(795)	$(2)	$(1)	$(798)

Nine Months Ended September 30, 2017
Balance at December 31, 2016	$(994)	$(1)	$—	$(995)
Other comprehensive income/(loss) before reclassifications	389	(41)	—	348
Amounts reclassified from accumulated other comprehensive (income)/loss	—	41	—	41
Other comprehensive income/(loss)	389	—	—	389
Balance at September 30, 2017	$(605)	$(1)	$—	$(606)

UNAUDITED

The effect of the reclassifications out of Accumulated other comprehensive income/(loss) on the Consolidated Statements of Profit was as follows:

(Millions of dollars)		Three Months Ended September 30,		Nine Months Ended September 30,
	Classification of income (expense)	2017	2016	2017	2016
Cross currency contracts	Other income (expense)	$(20)	$(10)	$(69)	$(16)
Cross currency contracts	Interest expense	1	—	3	—
Interest rate contracts	Interest expense	1	—	2	(3)
Reclassifications before tax		(18)	(10)	(64)	(19)
Tax (provision) benefit		7	3	23	6
Total reclassifications from Accumulated other comprehensive income/(loss)		$(11)	$(7)	$(41)	$(13)

6.	Segment Information

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

UNAUDITED

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

•	Timing - Timing differences in the recognition of costs between segment reporting and consolidated external reporting.

•	Methodology - Methodology differences between segment reporting and consolidated external reporting are as follows:

◦	Segment assets include off-balance sheet managed assets for which we maintain servicing responsibilities.

◦	The impact of differences between the actual leverage and the segment leverage ratios.

◦	Interest expense includes realized forward points on foreign currency forward contracts.

◦	The net gain or loss from interest rate derivatives.

◦	The profit attributable to noncontrolling interests is considered a component of segment profit.

Supplemental segment data and reconciliations to consolidated external reporting for the three months ended September 30 was as follows:

(Millions of dollars) 2017	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at September 30, 2017	Capital expenditures
North America	$338	$90	$77	$130	$11	$14,703	$187
Europe	68	20	9	19	2	4,084	25
Asia/Pacific	68	25	22	5	1	3,924	2
Latin America and CPF	101	2	41	10	20	6,371	6
Mining	71	12	12	36	4	2,372	88
Total Segments	646	149	161	200	38	31,454	308
Unallocated	35	(47)	50	—	—	2,718	—
Timing	(8)	(13)	—	1	10	16	—
Methodology	—	37	(42)	—	—	(225)	—
Inter-segment Eliminations (1)	—	—	—	—	—	(280)	—
Total	$673	$126	$169	$201	$48	$33,683	$308

2016	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at December 31, 2016	Capital expenditures
North America	$310	$79	$70	$123	$10	$14,925	$281
Europe	68	21	8	21	1	3,834	44
Asia/Pacific	65	20	21	8	1	3,620	4
Latin America and CPF	122	31	36	15	17	7,270	11
Mining	73	14	11	45	(3)	2,734	19
Total Segments	638	165	146	212	26	32,383	359
Unallocated	21	(35)	32	—	—	1,688	(3)
Timing	(8)	(7)	—	1	3	27	—
Methodology	—	23	(27)	—	—	(220)	—
Inter-segment Eliminations (1)	—	—	—	—	—	(263)	—
Total	$651	$146	$151	$213	$29	$33,615	$356

 (1) Eliminations are primarily related to intercompany loans.

UNAUDITED

Supplemental segment data and reconciliations to consolidated external reporting for the nine months ended September 30 was as follows:

(Millions of dollars) 2017	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at September 30, 2017	Capital expenditures
North America	$989	$262	$224	$388	$25	$14,703	$722
Europe	200	62	27	60	—	4,084	71
Asia/Pacific	197	73	64	19	(5)	3,924	5
Latin America and CPF	335	48	124	33	56	6,371	48
Mining	213	57	37	107	(5)	2,372	168
Total Segments	1,934	502	476	607	71	31,454	1,014
Unallocated	100	(128)	139	—	—	2,718	4
Timing	(23)	(20)	—	1	11	16	—
Methodology	—	103	(116)	—	—	(225)	—
Inter-segment Eliminations (1)	—	—	—	—	—	(280)	—
Total	$2,011	$457	$499	$608	$82	$33,683	$1,018

2016	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at December 31, 2016	Capital expenditures
North America	$927	$255	$216	$350	$23	$14,925	$933
Europe	202	63	25	62	3	3,834	120
Asia/Pacific	190	56	62	21	6	3,620	73
Latin America and CPF	367	76	118	47	59	7,270	35
Mining	232	35	35	145	3	2,734	105
Total Segments	1,918	485	456	625	94	32,383	1,266
Unallocated	60	(99)	81	—	1	1,688	—
Timing	(25)	(13)	—	2	1	27	(1)
Methodology	—	66	(79)	—	—	(220)	—
Inter-segment Eliminations (1)	—	—	—	—	—	(263)	—
Total	$1,953	$439	$458	$627	$96	$33,615	$1,265

(1) Eliminations are primarily related to intercompany loans.

7.	Guarantees

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

No significant loss has been experienced or is anticipated under any of these guarantees.  At September 30, 2017 and December 31, 2016, the related recorded liability was less than $1 million and $1 million, respectively. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees was $87 million and $43 million at September 30, 2017 and December 31, 2016, respectively.

UNAUDITED

We provide guarantees to repurchase certain loans of Caterpillar dealers from a special purpose corporation (SPC) that qualifies as a VIE (see Note 1 for additional information regarding the accounting guidance on the consolidation of VIEs).  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  We have a loan purchase agreement with the SPC that obligates us to purchase certain loans that are not paid at maturity.  We receive a fee for providing this guarantee, which provides a source of liquidity for the SPC.  We are the primary beneficiary of the SPC as our guarantees result in us having both the power to direct the activities that most significantly impact the SPC's economic performance and the obligation to absorb losses and therefore we have consolidated the financial statements of the SPC.  As of September 30, 2017 and December 31, 2016, the SPC’s assets of $1.10 billion and $1.09 billion, respectively, were primarily comprised of loans to dealers, which are included in Finance receivables, net in the Consolidated Statements of Financial Position, and the SPC's liabilities of $1.10 billion and $1.09 billion, respectively, were primarily comprised of commercial paper, which is included in Short-term borrowings in the Consolidated Statements of Financial Position.  The assets of the SPC are not available to pay our creditors. We may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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

Derivative financial instruments are measured on a recurring basis at fair value and are classified as Level 2 measurements.  We had derivative financial instruments in a net asset position included in our Consolidated Statements of Financial Position of $3 million and $64 million as of September 30, 2017 and December 31, 2016, respectively.

UNAUDITED

Impaired loans
Our impaired loans are subject to measurement at fair value on a nonrecurring basis and are classified as Level 3 measurements. A loan is considered impaired when management determines that collection of contractual amounts due is not probable. In these cases, an allowance for credit losses may be established based either on the present value of expected future cash flows discounted at the receivables' effective interest rate, the fair value of the collateral for collateral-dependent receivables or the observable market price of the receivable. In determining collateral value, we estimate the current fair market value of the collateral less selling costs. We had impaired loans carried at the fair value of $251 million and $137 million as of September 30, 2017 and December 31, 2016, respectively.
B.Fair Values of Financial Instruments
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

Please refer to the table below for the fair values of our financial instruments.

(Millions of dollars)	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Cash and cash equivalents	$710	$710	$1,795	$1,795	1
Finance receivables, net (excluding finance leases(1))	$19,797	$19,787	$20,101	$19,949	3	Note 3
Interest rate contracts:
In a net receivable position	$3	$3	$4	$4	2	Note 4
In a net payable position	$(1)	$(1)	$(1)	$(1)	2	Note 4
Cross currency contracts:
In a receivable position	$33	$33	$56	$56	2	Note 4
In a payable position	$(41)	$(41)	$(3)	$(3)	2	Note 4
Foreign currency contracts:
In a receivable position	$17	$17	$12	$12	2	Note 4
In a payable position	$(8)	$(8)	$(4)	$(4)	2	Note 4
Restricted cash and cash equivalents(2)	$31	$31	$29	$29	1
Short-term borrowings	$(5,459)	$(5,459)	$(7,094)	$(7,094)	1
Long-term debt	$(21,629)	$(21,854)	$(20,537)	$(20,724)	2
Guarantees	$—	$—	$(1)	$(1)	3	Note 7

(1)As of September 30, 2017 and December 31, 2016, represents finance leases with a net carrying value of $6.80 billion and $6.11 billion, respectively.
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

The Provision for income taxes reflects an estimated annual tax rate of 30 percent in the third quarter of 2017, compared with 31 percent in the third quarter of 2016.

UNAUDITED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We reported third-quarter 2017 revenues of $673 million, an increase of $22 million, or 3 percent, compared with the third quarter of 2016. The increase in revenues was primarily due to a $15 million favorable impact from higher average financing rates and a $14 million favorable impact from lending activity with Caterpillar, partially offset by a $6 million unfavorable impact from lower average earning assets.

Profit before income taxes was $126 million for the third quarter of 2017, compared with $146 million for the third quarter of 2016. The decrease was primarily due to a $19 million increase in provision for credit losses and a $16 million increase in general, operating and administrative expenses primarily due to higher incentive compensation. These unfavorable impacts were partially offset by a $9 million favorable impact from lending activity with Caterpillar and an $8 million increase in net yield on average earning assets.

The Provision for income taxes reflects an estimated annual tax rate of 30 percent in the third quarter of 2017, compared with 31 percent in the third quarter of 2016.

During the third quarter of 2017, retail new business volume was $2.78 billion, an increase of $83 million, or 3 percent, from the third quarter of 2016. The increase was primarily related to higher volume in Asia/Pacific and Mining, partially offset by decreases in Latin America and Caterpillar Power Finance.

At the end of the third quarter of 2017, past dues were 2.73 percent, compared with 2.77 percent at the end of the third quarter of 2016. Write-offs, net of recoveries, were $47 million for the third quarter of 2017, compared with $29 million for the third quarter of 2016. The increase in write-offs, net of recoveries, was primarily due to the Latin America and marine portfolios. As of September 30, 2017, the allowance for credit losses totaled $343 million, or 1.27 percent of finance receivables, compared with $346 million, or 1.28 percent of finance receivables at September 30, 2016. The allowance for credit losses at year-end 2016 was $343 million, or 1.29 percent of finance receivables.

UNAUDITED

THIRD QUARTER 2017 COMPARED WITH THIRD QUARTER 2016

Consolidated Total Revenues
The chart above graphically illustrates reasons for the change in Consolidated Total Revenues between third quarter 2016 (at left) and third quarter 2017 (at right). Items favorably impacting total revenues appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting total revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Retail revenue for the third quarter of 2017 was $309 million, an increase of $2 million from the same period in 2016. The increase was due to an $8 million favorable impact from higher interest rates on retail finance receivables, partially offset by a $6 million unfavorable impact from lower average earning assets. For the quarter ended September 30, 2017, retail average earning assets were $23.05 billion, a decrease of $544 million from the same period in 2016. The annualized average yield was 5.37 percent for the third quarter of 2017, compared with 5.20 percent for the third quarter of 2016.

Operating lease revenue for the third quarter of 2017 was $247 million, a decrease of $10 million from the same period in 2016. The decrease was due to a $12 million unfavorable impact from lower average earning assets, partially offset by a $2 million favorable impact from higher average rental rates on operating leases.

Wholesale revenue for the third quarter of 2017 was $79 million, an increase of $17 million from the same period in 2016. The increase was due to an $11 million favorable impact from higher interest rates on wholesale finance receivables and a $6 million favorable impact from higher average earning assets. For the quarter ended September 30, 2017, wholesale average earning assets were $3.94 billion, an increase of $366 million from the same period in 2016. The annualized average yield was 8.07 percent for the third quarter of 2017, compared with 6.91 percent for the third quarter of 2016.

Other revenue, net, items were as follows:

(Millions of dollars)	Three Months Ended September 30,
	2017	2016	$ Change
Interest income on Notes Receivable from Caterpillar(1)	$21	$9	$12
Finance receivable and operating lease fees (including late charges)(2)	21	19	2
Fees on committed credit facility extended to Caterpillar	10	10	—
Net loss on returned or repossessed equipment	(20)	(16)	(4)
Miscellaneous other revenue, net	6	3	3
Total Other revenue, net	$38	$25	$13

(1) For the three months ended September 30, 2017 and 2016, includes $7 million and $9 million, respectively, of portfolio-related revenues.
(2) Portfolio-related revenues.

UNAUDITED

Consolidated Profit Before Income Taxes
The chart above graphically illustrates reasons for the change in Consolidated Profit Before Income Taxes between third quarter 2016 (at left) and third quarter 2017 (at right). Items favorably impacting profit before income taxes appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting profit before income taxes appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Profit before income taxes was $126 million for the third quarter of 2017, compared with $146 million for the third quarter of 2016. The decrease was primarily due to a $19 million increase in provision for credit losses and a $16 million increase in general, operating and administrative expenses primarily due to higher incentive compensation. These unfavorable impacts were partially offset by a $9 million favorable impact from lending activity with Caterpillar and an $8 million increase in net yield on average earning assets.

Provision for income taxes
The Provision for income taxes reflects an estimated annual tax rate of 30 percent in the third quarter of 2017, compared with 31 percent in the third quarter of 2016.

UNAUDITED

NINE MONTHS ENDED SEPTEMBER 30, 2017 VS. NINE MONTHS ENDED SEPTEMBER 30, 2016

Consolidated Total Revenues
The chart above graphically illustrates reasons for the change in Consolidated Total Revenues between September YTD 2016 (at left) and September YTD 2017 (at right). Items favorably impacting total revenues appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting total revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Retail revenue for the first nine months of 2017 was $924 million, an increase of $10 million from the same period in 2016. The increase was due to a $29 million favorable impact from higher interest rates on retail finance receivables, partially offset by a $19 million unfavorable impact from lower average earning assets. For the nine months ended September 30, 2017, retail average earning assets were $23.09 billion, a decrease of $493 million from the same period in 2016. The annualized average yield was 5.34 percent for the first nine months of 2017, compared with 5.17 percent for the same period in 2016.

Operating lease revenue for the first nine months of 2017 was $737 million, a decrease of $19 million from the same period in 2016. The decrease was due to a $16 million unfavorable impact from lower average earning assets and a $3 million unfavorable impact from lower average rental rates on operating leases.

Wholesale revenue for the first nine months of 2017 was $222 million, an increase of $20 million from the same period in 2016. The increase was due to a $27 million favorable impact from higher interest rates on wholesale finance receivables, partially offset by a $7 million unfavorable impact from lower average earning assets. For the nine months ended September 30, 2017, wholesale average earning assets were $3.70 billion, a decrease of $135 million from the same period in 2016. The annualized average yield was 8.01 percent for the first nine months of 2017, compared with 7.00 percent for the same period in 2016.

Other revenue, net, items were as follows:

(Millions of dollars)	Nine Months Ended September 30,
	2017	2016	$ Change
Interest income on Notes Receivable from Caterpillar(1)	$59	$23	$36
Finance receivable and operating lease fees (including late charges)(2)	57	55	2
Fees on committed credit facility extended to Caterpillar	30	30	—
Net loss on returned or repossessed equipment	(30)	(36)	6
Miscellaneous other revenue, net	12	9	3
Total Other revenue, net	$128	$81	$47

(1) For the nine months ended September 30, 2017 and 2016, includes $20 million and $23 million, respectively, of portfolio-related revenues.
(2) Portfolio-related revenues.

UNAUDITED

Consolidated Profit Before Income Taxes
The chart above graphically illustrates reasons for the change in Consolidated Profit Before Income Taxes between September YTD 2016 (at left) and September YTD 2017 (at right). Items favorably impacting profit before income taxes appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting profit before income taxes appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Profit before income taxes was $457 million for the first nine months of 2017, compared with $439 million for the same period in 2016. The increase was primarily due to a $26 million favorable impact from lending activity with Caterpillar, a $17 million increase in net yield on average earning assets and a $14 million decrease in provision for credit losses. These favorable impacts were partially offset by a $27 million increase in general, operating and administrative expenses primarily due to higher incentive compensation and an $18 million unfavorable impact from lower average earning assets.

Provision for income taxes
The Provision for income taxes reflects an estimated annual tax rate of 30 percent for the nine months ended September 30, 2017, compared with 31 percent for the nine months ended September 30, 2016.

Finance Receivables and Equipment on Operating Leases

New Business Volume

(Millions of dollars)	Nine Months Ended September 30,
	2017	2016	$ Change
New retail financing	$6,785	$6,771	$14
New operating lease activity	1,029	1,295	(266)
New wholesale financing	26,349	23,194	3,155
Total	$34,163	$31,260	$2,903

New retail financing increased primarily due to higher volume in Asia/Pacific, partially offset by lower volume across all other regions. New operating lease activity (which is substantially related to retail) decreased primarily due to lower rentals of Cat equipment in North America, Europe and Asia/Pacific. New wholesale financing increased primarily due to higher purchases of trade receivables from Caterpillar.

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

(Millions of dollars)	September 30, 2017	December 31, 2016	$ Change
Finance receivables, net	$26,597	$26,212	$385
Equipment on operating leases, less accumulated depreciation	3,580	3,708	(128)
Total portfolio	$30,177	$29,920	$257

Retail finance leases	$91	$41	$50
Retail installment sale contracts	75	79	(4)
Retail notes receivable	58	87	(29)
Operating leases	43	79	(36)
Total off-balance sheet managed assets	$267	$286	$(19)

Total managed portfolio	$30,444	$30,206	$238

At the end of the third quarter of 2017, past dues were 2.73 percent, compared with 2.77 percent at the end of the third quarter of 2016. Total non-performing finance receivables, which represent finance receivables currently on non-accrual status, were $692 million and $580 million at September 30, 2017 and December 31, 2016, respectively. Total non-performing finance receivables as a percentage of our recorded investment in finance receivables were 2.57 percent and 2.18 percent at September 30, 2017 and December 31, 2016, respectively.

Our allowance for credit losses as of September 30, 2017 was $343 million or 1.27 percent of finance receivables compared with $343 million or 1.29 percent as of December 31, 2016. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and current economic conditions. We believe our allowance is sufficient to provide for losses inherent in our existing finance receivable portfolio as of September 30, 2017.

UNAUDITED

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity provide us with the ability to meet our financial obligations on a timely basis.  Maintaining and managing adequate capital and liquidity resources includes management of funding sources and their utilization based on current, future and contingent needs. Throughout the third quarter of 2017, we experienced favorable liquidity conditions. We ended the third quarter of 2017 with $710 million of cash, a decrease of $1.09 billion from year-end 2016. Our cash balances are held in numerous locations throughout the world with approximately $385 million held by our non-U.S. subsidiaries. Amounts held by non-U.S. subsidiaries are available for general corporate use and could be used in the U.S. without incurring significant additional U.S. taxes. We expect to meet our U.S. funding needs without repatriating undistributed profits that are indefinitely reinvested outside the U.S.

BORROWINGS
Borrowings consist primarily of medium-term notes and commercial paper, the combination of which is used to manage interest rate risk and funding requirements.

We receive debt ratings from the major rating agencies. In December 2016, Moody's Investors Service downgraded our long-term ratings to A3 from A2, and short-term ratings to Prime-2 from Prime-1.  The Moody’s downgrade did not have a material impact on our borrowing costs or our overall financial health. A further downgrade of our credit ratings by Moody's or one of the other major credit rating agencies would result in increased borrowing costs and could make access to certain credit markets more difficult. However, our long-term ratings with Fitch and S&P continue to be "mid-A". In the event economic conditions deteriorate such that access to debt markets becomes unavailable, we would rely on cash flows from our existing portfolio, existing cash balances, access to our revolving credit facilities and our other credit facilities and potential borrowings from Caterpillar.  In addition, Caterpillar maintains a support agreement with us, which requires Caterpillar to remain as our sole owner and may, under certain circumstances, require Caterpillar to make payments to us should we fail to maintain certain financial ratios.

Total borrowings outstanding as of September 30, 2017 were $28.58 billion, a decrease of $687 million over December 31, 2016. Outstanding borrowings were as follows:

(Millions of dollars)	September 30, 2017	December 31, 2016
Medium-term notes, net of unamortized discount and debt issuance costs	$20,828	$19,667
Commercial paper, net of unamortized discount	4,227	5,985
Bank borrowings – long-term	801	870
Bank borrowings – short-term	755	553
Variable denomination floating rate demand notes	477	556
Notes payable to Caterpillar	1,493	1,637
Total outstanding borrowings	$28,581	$29,268

Medium-term notes
We issue medium-term unsecured notes through securities dealers or underwriters in the U.S., Canada, Europe, Australia, Japan, Hong Kong, China, Argentina and Mexico to both retail and institutional investors. These notes are offered in several currencies and with a variety of maturities. These notes are senior unsecured obligations of the Company. Medium-term notes issued totaled $5.77 billion and redeemed totaled $4.84 billion for the nine months ended September 30, 2017. Medium-term notes outstanding as of September 30, 2017, mature as follows:

(Millions of dollars)
2017	$1,045
2018	5,884
2019	4,534
2020	4,186
2021	1,640
Thereafter	3,539
Total	$20,828

UNAUDITED

Commercial paper
We issue unsecured commercial paper in the U.S., Europe and other international capital markets.  These short-term promissory notes are issued on a discounted basis and are payable at maturity.

Revolving credit facilities
We have three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and us for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of September 30, 2017 was $7.75 billion.

•	In September 2017, we entered into a new 364-day facility. The 364-day facility of $3.15 billion (of which $2.33 billion is available to us) expires in September 2018.

•	In September 2017, we amended and extended the three-year facility. The three-year facility of $2.73 billion (of which $2.01 billion is available to us) now expires in September 2020.

•	In September 2017, we amended and extended the five-year facility. The five-year facility of $4.62 billion (of which $3.41 billion is available to us) now expires in September 2022.

At September 30, 2017, Caterpillar’s consolidated net worth was $15.69 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined in the Credit Facility as the consolidated shareholders' equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income/(loss).

At September 30, 2017, our covenant interest coverage ratio was 1.88 to 1.  This is above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at September 30, 2017, our covenant leverage ratio was 7.20 to 1.  This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event that either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At September 30, 2017, there were no borrowings under the Credit Facility.

Bank borrowings
Available credit lines with banks as of September 30, 2017 totaled $4.59 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements. As of September 30, 2017, we had $1.56 billion outstanding against these credit lines and were in compliance with all debt covenants under these credit lines. The remaining available credit commitments may be withdrawn any time at the lenders' discretion.

Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction.  We do not hold reserves to fund the payment of the demand notes.  The notes are offered on a continuous basis. As of September 30, 2017, there was $477 million of variable denomination floating rate demand notes outstanding. The maximum amount of variable denomination floating rate demand notes that we may have outstanding at any time may not exceed $1.25 billion.

Notes receivable from/payable to Caterpillar
Under our variable amount and term lending agreements and other notes receivable with Caterpillar, we may borrow up to $2.77 billion from Caterpillar and Caterpillar may borrow up to $2.64 billion from us.  The variable amount lending agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice.  The term lending agreements have remaining maturities ranging up to nine years. We had notes payable of $1.49 billion and notes receivable of $1.58 billion outstanding under these agreements as of September 30, 2017.

UNAUDITED

Committed credit facility
We extended a $2 billion committed credit facility to Caterpillar, which expires in February 2019.  We receive a fee from Caterpillar based on amounts drawn under the credit facility and a commitment fee for the undrawn amounts under the credit facility.  At September 30, 2017, there were no borrowings under this credit facility.

OFF-BALANCE SHEET ARRANGEMENTS
We lease all of our facilities. In addition, we have potential payment exposure for guarantees issued to third parties totaling $87 million as of September 30, 2017.

CASH FLOWS
Operating cash flow was $919 million in the first nine months of 2017, compared with $1.10 billion for the same period a year ago. Net cash used for investing activities was $924 million for the first nine months of 2017, compared with $776 million for the same period in 2016. The change was primarily due to the impact of intercompany purchased receivables, partially offset by higher proceeds from disposal of equipment and lower capital expenditures for equipment on operating leases. Net cash used for financing activities was $1.10 billion for the first nine months of 2017, compared with $302 million for the same period in 2016. The change was primarily due to the impact of borrowings with Caterpillar.

CRITICAL ACCOUNTING POLICIES

For a discussion of the Company’s critical accounting policies, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2016 Annual Report on Form 10-K.

UNAUDITED

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q may be considered "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements may relate to future events or our future financial performance, which may involve known and unknown risks and uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by any forward-looking statements. From time to time, we may also provide forward-looking statements in oral presentations to the public or in other materials we issue to the public. Forward-looking statements give current expectations or forecasts of future events about the company. You may identify these statements by the fact that they do not relate to historical or current facts and may use words such as "believes," "expects," "estimates," "anticipates," "will," "should," "plan," "project," "intend," "could" and similar words or phrases. These statements are only predictions. Actual events or results may differ materially due to factors that affect international businesses, including changes in economic conditions, disruptions in the global financial and credit markets, and changes in laws, regulations and political stability, as well as factors specific to Cat Financial and the markets we serve, including the market’s acceptance of our products and services, the creditworthiness of our customers, interest rate and currency rate fluctuations and estimated residual values of leased equipment. These risk factors may not be exhaustive. We operate in a continually changing business environment and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. Moreover, we do not assume responsibility for the accuracy and completeness of those statements. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the captions "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 15, 2017 for the fiscal year ended December 31, 2016, as supplemented in our Form 10-Q filings with the SEC on May 3, 2017 and August 2, 2017 and in this Form 10-Q filing. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

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

Changes in internal control over financial reporting
There have been no changes in the Company's internal control over financial reporting during the third quarter of 2017 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

10.1
Credit Agreement (364-Day Facility), dated as of September 7, 2017, among the Company, Caterpillar Inc., Caterpillar International Finance Designated Activity Company and Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank Europe PLC, UK Branch, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed September 12, 2017)

10.2	Local Currency Addendum, dated as of September 7, 2017, to the 364-Day Facility (incorporated by reference from Exhibit 99.2 to the Company's Current Report on Form 8-K filed on September 12, 2017)
10.3
Japan Local Currency Addendum, dated as of September 7, 2017, to the 364-Day Facility (incorporated by reference from Exhibit 99.3 to the Company's Current Report on Form 8-K filed on September 12, 2017)

10.4
Omnibus Amendment No. 2 to Amended and Restated Credit Agreement (3-Year Facility) and Amendment No. 2 to Japan Local Currency Addendum, dated as of September 8, 2017, among the Company, Caterpillar Inc., Caterpillar International Finance Designated Activity Company and Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank Europe PLC, UK Branch, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.4 to the Company’s Current Report on Form 8-K filed September 12, 2017)

10.5
Omnibus Amendment No. 2 to Amended and Restated Credit Agreement (5-Year Facility) and Amendment No. 2 to Japan Local Currency Addendum, dated as of September 8, 2017, among the Company, Caterpillar Inc., Caterpillar International Finance Designated Activity Company and Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank Europe PLC, UK Branch, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.5 to the Company’s Current Report on Form 8-K filed September 12, 2017)

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

Caterpillar Financial Services Corporation
(Registrant)
Date:	November 1, 2017	/s/David T. Walton
David T. Walton, President, Director and Chief Executive Officer

Date:	November 1, 2017	/s/James A. Duensing
James A. Duensing, Executive Vice President and Chief Financial Officer

Date:	November 1, 2017	/s/Leslie S. Zmugg
Leslie S. Zmugg, Secretary

Date:	November 1, 2017	/s/Jeffry D. Everett
Jeffry D. Everett, Controller