Form 10-K
period 2017-12-31
CATERPILLAR FINANCIAL SERVICES CORP
filed 2018-02-15
CIK 764764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2017

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________.
Commission File No. 001-11241
CATERPILLAR FINANCIAL SERVICES CORPORATION (Exact name of Registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	37-1105865 (I.R.S. Employer Identification No.)
2120 West End Ave., Nashville, Tennessee (Address of principal executive offices)	37203-0001 (Zip Code)
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
Yes [✓]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [✓]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [    ]     Accelerated filer [    ]     Non-accelerated filer [✓] (Do not check if a smaller reporting company)
Smaller reporting company [    ] Emerging Growth Company [    ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [    ]   No [✓]

As of February 15, 2018, one share of common stock of the registrant was outstanding, which is owned by Caterpillar Inc.

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

Nature of Operations

Our primary business is to provide retail and wholesale financing alternatives for Caterpillar products to customers and dealers around the world.  Retail financing is primarily comprised of financing of Caterpillar equipment, machinery and engines.  We also provide financing for vehicles, power generation facilities and marine vessels that, in most cases, incorporate Caterpillar products.  In addition to retail financing, we also provide wholesale financing to Caterpillar dealers and purchase short-term receivables from Caterpillar.  The various financing plans offered by Cat Financial are primarily designed to increase the opportunity for sales of Caterpillar products and generate financing income for Cat Financial.  A significant portion of our activity is conducted in North America with additional offices and subsidiaries in Latin America, Asia/Pacific, Europe, Africa and Middle East.  We have more than 35 years of experience in providing financing for Caterpillar products, contributing to our knowledge of asset values, industry trends, product structuring and customer needs.

The Company’s retail leases and installment sale contracts (totaling 56 percent*) include:

•
Tax leases that are classified as either operating or finance leases for financial accounting purposes, depending on the characteristics of the lease.  For tax purposes, we are considered the owner of the equipment (12 percent*).

•
Finance (non-tax) leases, where the lessee for tax purposes is considered to be the owner of the equipment during the term of the lease, that either require or allow the customer to purchase the equipment for a fixed price at the end of the term (21 percent*).

•	Installment sale contracts, which are equipment loans that enable customers to purchase equipment with a down payment or trade-in and structure payments over time (22 percent*).

•	Governmental lease-purchase plans in the U.S. that offer low interest rates and flexible terms to qualified non-federal government agencies (1 percent*).

The Company’s wholesale notes receivable, finance leases and installment sale contracts (totaling 14 percent*) include:

•	Inventory/rental programs, which provide assistance to dealers by financing their new Caterpillar inventory and rental fleets (3 percent*).

•	Short-term receivables we purchase from Caterpillar at a discount (11 percent*).

The Company’s retail notes receivable (30 percent*) include:

•	Loans that allow customers and dealers to use their Caterpillar equipment or other assets as collateral to obtain financing.

*Indicates the percentage of total portfolio as of December 31, 2017.  We define total portfolio as finance receivables, net plus equipment on operating leases, less accumulated depreciation.

Competitive Environment

We operate in a highly competitive environment, with financing for users of Caterpillar equipment available through a variety of sources, principally commercial banks and finance and leasing companies.  Our competitors include Wells Fargo Equipment Finance Inc. and various other banks and finance companies.  In addition, many of the manufacturers that compete with Caterpillar also own financial subsidiaries, such as Volvo Financial Services, Komatsu Financial L.P. and John Deere Capital Corporation, that utilize below-market interest rate programs (funded by the manufacturer) to assist machine sales.

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

Employment

As of December 31, 2017, the Company had 1,855 full-time employees, an increase of 2 percent from December 31, 2016.

Available Information

The Company files electronically with the SEC required reports on Form 8-K, Form 10-Q, Form 10-K and registration statements on Form S-3 and other forms or reports as required.  The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.  Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished with the SEC are available free of charge through Caterpillar Inc.’s website (www.caterpillar.com/secfilings) as soon as reasonably practicable after filing with the SEC.  Copies may also be obtained free of charge by writing to:  Legal Dept., Caterpillar Financial Services Corporation, 2120 West End Ave., Nashville, Tennessee 37203-0001.  In addition, the public may obtain more detailed information about our parent company, Caterpillar Inc., by visiting its website (www.caterpillar.com).  None of the information contained at any time on our website, Caterpillar’s website or the SEC’s website is incorporated by reference into this document.

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

Failure to maintain our credit ratings would increase our cost of borrowing and could adversely affect our cost of funds, liquidity, competitive position and access to capital markets
Each of Caterpillar and Cat Financial's costs of borrowing and their respective ability to access the capital markets are affected not only by market conditions but also by the short-term and long-term credit ratings assigned to our respective debt by the major credit rating agencies.  These ratings are based, in significant part, on each of Caterpillar's and Cat Financial's performance as measured by financial metrics such as net worth, interest coverage and leverage ratios, as well as transparency with rating agencies and timeliness of financial reporting.   There can be no assurance that Caterpillar or Cat Financial will be able to maintain their credit ratings. On December 13, 2016, Moody’s Investors Service (Moody’s) downgraded the long- and short-term ratings of Caterpillar and Cat Financial to A3 from A2 and to Prime-2 from Prime-1. A further downgrade of Caterpillar or Cat Financial’s credit ratings by Moody’s or one of the other major credit rating agencies would result in increased borrowing costs and could adversely affect Caterpillar's and our liquidity, competitive position and access to the capital markets, including restricting, in whole or in part, access to the commercial paper market.  There can be no assurance that the commercial paper market will continue to be a reliable source of short-term financing for Cat Financial or an available source of short-term financing for Caterpillar.  An inability to access the capital markets could have a material adverse effect on our cash flows, results of operations and financial condition.
Changes in interest rates, foreign currency exchange rates or market liquidity conditions could adversely affect our earnings and/or cash flows
Changes in interest rates, foreign currency exchange rates and market liquidity conditions could have a material adverse effect on our earnings and cash flows. Because our financial results are reported in U.S. dollars, but our operations are conducted internationally, currency exchange rates can have a significant impact on our results.  Additionally, because a significant number of our loans are made at fixed interest rates, our business is impacted by fluctuations in interest rates.  Changes in market interest rates may influence our financing costs, returns on financial investments and the valuation of derivative contracts and could reduce our earnings and cash flows.  In addition, because we make a significant number of loans in currencies other than the U.S. dollar, fluctuations in foreign currency exchange rates could also reduce our earnings and cash flows. There has been, and may continue to be, volatility in currency exchange rates as a result of the United Kingdom’s withdrawal from the European Union (commonly known as “Brexit”), especially between the U.S. dollar and the British pound. We also rely on a number of diversified global debt capital markets and funding programs to provide liquidity for our global operations, including commercial paper, medium-term notes, retail notes, variable denomination floating rate demand notes and bank loans.  Significant changes in market liquidity conditions could impact our access to funding and the associated funding cost and reduce our earnings and cash flows.
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
Our business is significantly influenced by the credit risk associated with our customers and an increase in delinquencies, repossessions or net losses could adversely affect our results
Our business is significantly influenced by the credit risk associated with our customers.  The creditworthiness of each customer and the rate of delinquencies, repossessions and net losses on customer obligations are directly impacted by several factors, including, but not limited to, relevant industry (particularly construction-related industries) and economic conditions, the availability of capital, the experience and expertise of the customer's management team, commodity prices, political events and the sustained value of the underlying collateral.  Any increase in delinquencies, repossessions and net losses on customer obligations could have a material adverse effect on our earnings and cash flows.
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
Restrictive covenants in our debt agreements could limit our financial and operating flexibility
Cat Financial and certain subsidiaries have credit agreements under which we borrow or have the ability to borrow funds for use in our respective businesses that are utilized primarily for general corporate purposes.  Certain of these agreements include covenants relating to our financial performance and financial position.  The two most significant financial covenants included in these agreements are: (1) a leverage ratio covenant that requires us to maintain a ratio of consolidated debt to consolidated net worth of not greater than 10 to 1, calculated (i) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (ii) at each December 31; and (2) an interest coverage ratio that requires us to maintain a ratio of (i) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (ii) interest expense of not less than 1.15 to 1, in each case, calculated at the end of each calendar quarter for the rolling four-quarter period then most recently ended for us and our subsidiaries on a consolidated basis in accordance with generally accepted accounting principles.  In addition, we are restricted in a number of our agreements from terminating, amending or modifying our support agreement with Caterpillar.  We are also restricted in our ability to incur secured indebtedness or consolidate, merge or sell assets.  Similarly, we are also bound by covenants in various agreements that involve Caterpillar and its obligation to maintain a consolidated net worth of not less than $9 billion at all times during each fiscal year.
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
MACROECONOMIC RISKS

Changes in government monetary or fiscal policies may negatively impact our results
Most countries where Caterpillar products and services are sold have established central banks to regulate monetary systems and influence economic activities, generally by adjusting interest rates.  Interest rate changes affect overall economic growth, which in turn affects Caterpillar’s sales and our financing activities.  Interest rate changes may also affect customers’ ability to finance machine purchases, can change the optimal time to keep machines in a fleet and can impact the ability of Caterpillar’s suppliers to finance the production of parts and components necessary to manufacture and support Caterpillar products.  Increases in interest rates could negatively impact Caterpillar sales and create supply chain inefficiencies that could in turn adversely impact our business, results of operations and financial condition.
Central banks and other policy arms of many countries may take actions to vary the amount of liquidity and credit available in an economy.  The impact from a change in liquidity and credit policies could negatively affect the customers and markets we serve or our suppliers, which could adversely impact our business, results of operations and financial condition.
Government policies on taxes and spending also affect our business.  Throughout the world, government spending finances a significant portion of infrastructure development, such as highways, airports, sewer and water systems and dams.  Tax regulations determine asset depreciation lives and impact the after-tax returns on business activity and investment, both of which influence investment decisions.  Unfavorable developments, such as declines in government revenues, decisions to reduce public spending or increases in taxes, could negatively impact our results.

Our global operations are exposed to political and economic risks, commercial instability and events beyond our control in the countries in which we operate
Our global operations are dependent upon products manufactured, purchased, sold and financed in the U.S. and internationally, including in countries with political and economic instability or uncertainty.   This includes, for example, the uncertainty related to Brexit. Some countries have greater political and economic volatility and greater vulnerability to infrastructure and labor disruptions than others.  Operating in different regions and countries exposes us to a number of risks, including:

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
Increased information technology security threats and more sophisticated computer crime pose a risk to our systems, networks, products and services
We rely upon information technology systems and networks, some of which are managed by third parties, in connection with a variety of business activities. Additionally, we collect and store data that is sensitive to us and our customers. The secure operation of these information technology systems and networks, and the processing and maintenance of this data, in a secure manner, is critical to our business operations and strategy. Information technology security threats -- from user error to attacks designed to gain unauthorized access to our systems, networks and data -- are increasing in frequency and sophistication. Attacks may range from random attempts to coordinated and targeted attacks, including sophisticated computer crime and advanced persistent threats. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. Cybersecurity attacks could also include attacks targeting customer data or the security, integrity and/or reliability of the hardware and software installed in our products. We have experienced cybersecurity attacks that have resulted in unauthorized parties gaining access to our information technology systems and networks, and we could in the future experience similar attacks. However, to date, no cybersecurity attack has had a material impact on our financial condition, results of operations or liquidity. If an attack against us were to succeed it could expose us, and our customers, dealers and suppliers to misuse of information or systems, the compromising of confidential information, manipulation and destruction of data and operations disruptions. The consequences associated with the occurrence of any of these events include reputational damage, litigation with third parties, disruption to systems, unauthorized release of confidential or otherwise protected information, corruption of data, and increased cybersecurity protection and remediation costs, which in turn could adversely affect our competitiveness, results of operations and financial condition. The amount of insurance coverage we maintain may be inadequate to cover claims or liabilities relating to a cybersecurity attack.
LEGAL & REGULATORY RISKS

Our global operations are subject to extensive trade and anti-corruption laws and regulations

Due to the international scope of our operations, we are subject to a complex system of laws and regulations, including U.S. regulations issued by the Office of Foreign Assets Control. Any alleged or actual violations may subject us to government scrutiny, investigation and civil and criminal penalties, and may limit our ability to provide financing outside the United States and/or potentially require us to divest portions of our existing portfolio under certain circumstances.  Furthermore, embargoes and sanctions imposed by the U.S. and other governments prohibiting providing financing to specific persons or countries may expose us to potential criminal and civil sanctions. We cannot predict the nature, scope or effect of future regulatory requirements to which our operations might be subject or the manner in which existing laws might be administered or interpreted.
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

We may incur additional tax expense or become subject to additional tax exposure

We are subject to income taxes in the United States and numerous other jurisdictions. Our future results of operations could be adversely affected by changes in the effective tax rate as a result of a change in the mix of earnings in jurisdictions with differing statutory tax rates, changes in our overall profitability, changes in tax laws or treaties or in their application or interpretation, changes in tax rates, changes in generally accepted accounting principles, changes in the valuation of deferred tax assets and liabilities, changes in the amount of earnings indefinitely reinvested in certain non-U.S. jurisdictions, the results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures. We are also subject to the continuous examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities.  We regularly assess the likelihood of an adverse outcome resulting from these examinations. If our effective tax rates were to increase, or if the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our operating results, cash flows and financial condition could be adversely affected.

Changes in accounting guidance could have an adverse effect on our results of operations
Our consolidated financial statements are subject to the application of generally accepted accounting principles in the United States, which is periodically revised and/or expanded.  Accordingly, from time to time we are required to adopt new or revised accounting guidance and related interpretations issued by recognized authoritative bodies, including the Financial Accounting Standards Board and the SEC.  Market conditions have prompted accounting standard setters to issue new guidance, which further interprets or seeks to revise accounting pronouncements related to various transactions, as well as to issue new guidance expanding disclosures.  The impact of accounting pronouncements that have been issued but not yet implemented is disclosed in our annual and quarterly reports on Form 10-K and Form 10-Q.  An assessment of proposed guidance is not provided, as such proposals are subject to change through the exposure process and, therefore, their effects on our financial statements cannot be meaningfully assessed.  It is possible that future accounting guidance we are required to adopt, or future changes in accounting principles, could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our business, results of operations and financial condition.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our corporate headquarters are located in Nashville, Tennessee.  We maintain forty-five offices in total, of which nine are located in North America (eight in the U.S. and one in Canada), twenty are located in Europe, one is located in Africa, one is located in the Middle East, eight are located in Asia/Pacific and six are located in Latin America (see Note 16 of Notes to Consolidated Financial Statements for more information regarding our segments and geographic areas).  As of December 31, 2017, all of our offices were leased, though we had a commitment to purchase the corporate headquarters building for $91 million.  The corporate headquarters building purchase closed on January 4, 2018.

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

Our stock is not publicly traded.  Caterpillar Inc. is the owner of our one outstanding share.  Cash dividends of $725 million, $275 million and $600 million were paid to Caterpillar in 2017, 2016 and 2015, respectively.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

We reported revenues of $2.69 billion for 2017, an increase of $94 million, or 4 percent, compared with 2016. Profit was $586 million, a $202 million, or 53 percent, increase from 2016.

The increase in revenues was primarily due to a $61 million favorable impact from higher average financing rates and a $48 million favorable impact from lending activity with Caterpillar, partially offset by a $29 million unfavorable impact from lower average earning assets.

Profit before income taxes was $590 million for 2017, compared with $561 million for 2016. The increase was primarily due to a $33 million increase in net yield on average earning assets and a $30 million favorable impact from lending activity with Caterpillar, partially offset by a $38 million increase in general, operating and administrative expenses primarily due to higher incentive compensation.

The provision for income taxes reflects an annual tax rate of negative 1 percent for 2017, compared with 30 percent for 2016. The provision for income taxes for 2017 includes a provisionally estimated net benefit of $151 million due to the enactment of U.S. tax reform legislation on December 22, 2017. The provisionally estimated net benefit includes a $334 million write-down of net deferred tax liabilities to reflect the reduction in the U.S. corporate tax rate from 35 percent to 21 percent beginning January 1, 2018, partially offset by the cost of a mandatory deemed repatriation of non-U.S. earnings. We believe this net benefit is a reasonable estimate, as of January 18, 2018, that may change as additional required information is prepared and analyzed, interpretations and assumptions are refined, additional guidance is issued, and due to actions we may take as a result of the legislation. The decrease in the annual tax rate is primarily due to this net benefit, an increase in available foreign tax credits and changes in the geographic mix of profits.

Retail new business volume for 2017 was $11.22 billion, an increase of $316 million, or 3 percent, from 2016. The increase was primarily driven by higher volume in Asia/Pacific, partially offset by decreases in Latin America and North America.

At the end of 2017, past dues were 2.78 percent, compared with 2.38 percent at the end of 2016. Write-offs, net of recoveries, were $114 million for 2017, compared with $123 million for 2016. As of December 31, 2017, the allowance for credit losses totaled $365 million, or 1.33 percent of net finance receivables, compared with $343 million, or 1.29 percent of net finance receivables at year-end 2016.

2017 COMPARED WITH 2016

Consolidated Total Revenues

The chart above graphically illustrates reasons for the change in Consolidated Total Revenues between 2016 (at left) and 2017 (at right). Items favorably impacting total revenues appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting total revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Retail revenue for 2017 was $1.24 billion, an increase of $15 million from 2016.  The increase was due to a $35 million favorable impact from higher interest rates on retail finance receivables, partially offset by a $20 million unfavorable impact from lower average earning assets.  For the year ended December 31, 2017, retail average earning assets were $23.09 billion, a decrease of $374 million from 2016. The average yield was 5.35 percent for 2017, compared with 5.20 percent in 2016.

Operating lease revenue for 2017 was $985 million, a decrease of $30 million from 2016. The decrease was due to a $28 million unfavorable impact from lower average earning assets and a $2 million unfavorable impact from lower average rental rates on operating leases.

Wholesale revenue for 2017 was $307 million, an increase of $43 million from 2016. The increase was due to a $36 million favorable impact from higher interest rates on wholesale finance receivables and a $7 million favorable impact from higher average earning assets. For the year ended December 31, 2017, wholesale average earning assets were $3.82 billion, an increase of $93 million from 2016. The average yield was 8.04 percent for 2017, compared with 7.09 percent in 2016.

Other revenue, net, items were as follows:

(Millions of dollars)
	2017	2016	$ Change
Finance receivable and operating lease fees (including late charges)(1)	$80	$73	$7
Fees on committed credit facility extended to Caterpillar	40	40	—
Interest income on Notes Receivable from Caterpillar(2)	74	30	44
Net loss on returned or repossessed equipment	(48)	(61)	13
Miscellaneous other revenue, net	16	14	2
Total Other revenue, net	$162	$96	$66

(1) Portfolio-related revenues
(2) For the years ended December 31, 2017 and 2016, includes $26 million and $30 million, respectively, of portfolio-related revenues.

Consolidated Profit Before Income Taxes

The chart above graphically illustrates reasons for the change in Consolidated Profit Before Income Taxes between 2016 (at left) and 2017 (at right). Items favorably impacting profit before income taxes appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting profit before income taxes appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Profit before income taxes was $590 million for 2017, compared with $561 million for 2016. The increase was primarily due to a $33 million increase in net yield on average earning assets and a $30 million favorable impact from lending activity with Caterpillar, partially offset by a $38 million increase in general, operating and administrative expenses primarily due to higher incentive compensation.

Provision for Income Taxes
The provision for income taxes reflects an annual tax rate of negative 1 percent for 2017, compared with 30 percent for 2016. The provision for income taxes for 2017 includes a provisionally estimated net benefit of $151 million due to the enactment of U.S. tax reform legislation on December 22, 2017. The provisionally estimated net benefit includes a $334 million write-down of net deferred tax liabilities to reflect the reduction in the U.S. corporate tax rate from 35 percent to 21 percent beginning January 1, 2018, partially offset by the cost of a mandatory deemed repatriation of non-U.S. earnings. We believe this net benefit is a reasonable estimate, as of January 18, 2018, that may change as additional required information is prepared and analyzed, interpretations and assumptions are refined, additional guidance is issued, and due to actions we may take as a result of the legislation. The decrease in the annual tax rate is primarily due to this net benefit, an increase in available foreign tax credits and changes in the geographic mix of profits.

Finance Receivables and Equipment on Operating Leases

New Business Volume

(Millions of dollars)
	2017	2016	$ Change
New retail financing	$9,844	$9,260	$584
New operating lease activity	1,388	1,670	(282)
New wholesale financing	36,299	30,642	5,657
Total	$47,531	$41,572	$5,959

New retail financing increased primarily due to higher volume in Asia/Pacific, Europe and North America, partially offset by lower volume in Latin America. New operating lease activity (which is substantially related to retail) decreased primarily due to lower rentals of Cat equipment in North America, Europe and Asia/Pacific. New wholesale financing increased primarily due to higher purchases of trade receivables from Caterpillar.

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

(Millions of dollars)
	2017	2016	$ Change
Finance receivables, net	$27,126	$26,212	$914
Equipment on operating leases, less accumulated depreciation	3,568	3,708	(140)
Total portfolio	$30,694	$29,920	$774

Retail finance leases	$103	$41	$62
Retail installment sale contracts	74	79	(5)
Retail notes receivable	55	87	(32)
Operating leases	39	79	(40)
Total off-balance sheet managed assets	$271	$286	$(15)

Total managed portfolio	$30,965	$30,206	$759

At the end of 2017, past dues were 2.78 percent, compared with 2.38 percent at the end of 2016. Total non-performing finance receivables, which represent finance receivables currently on non-accrual status, were $684 million and $580 million at December 31, 2017 and 2016, respectively. Total non-performing finance receivables as a percentage of our recorded investment in finance receivables were 2.49 percent and 2.18 percent at December 31, 2017 and 2016, respectively.

Our allowance for credit losses as of December 31, 2017 was $365 million or 1.33 percent of net finance receivables compared with $343 million or 1.29 percent as of December 31, 2016. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and current economic conditions. We believe our allowance is sufficient to provide for losses inherent in our existing finance receivable portfolio as of December 31, 2017.

FOURTH QUARTER 2017 VS. FOURTH QUARTER 2016

CONSOLIDATED STATEMENTS OF PROFIT (UNAUDITED)
(Dollars in Millions)

	Three Months Ended December 31,
	2017	2016
Revenues:
Retail finance	$311	$306
Operating lease	248	259
Wholesale finance	85	62
Other, net	34	15
Total revenues	678	642

Expenses:
Interest	168	153
Depreciation on equipment leased to others	202	214
General, operating and administrative	110	99
Provision for credit losses	50	39
Other	10	10
Total expenses	540	515

Other income (expense)	(5)	(5)

Profit before income taxes	133	122

Provision (benefit) for income taxes	(141)	35

Profit of consolidated companies	274	87

Less: Profit (loss) attributable to noncontrolling interests	3	2

Profit[1]	$271	$85

1 Profit attributable to Caterpillar Financial Services Corporation.

Consolidated Total Revenues

The chart above graphically illustrates reasons for the change in Consolidated Total Revenues between fourth quarter 2016 (at left) and fourth quarter 2017 (at right). Items favorably impacting total revenues appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting total revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Retail revenue for the fourth quarter of 2017 was $311 million, an increase of $5 million from the same period in 2016.  The increase was due to a $6 million favorable impact from higher interest rates on retail finance receivables, partially offset by a $1 million unfavorable impact from lower average earning assets.  For the quarter ended December 31, 2017, retail average earning assets were $23.08 billion, a decrease of $86 million from the same period in 2016. The annualized average yield was 5.39 percent for the fourth quarter of 2017, compared with 5.28 percent for the fourth quarter of 2016.

Operating lease revenue for the fourth quarter of 2017 was $248 million, a decrease of $11 million from the same period in 2016.  The decrease was due to a $12 million unfavorable impact from lower average earning assets, partially offset by a $1 million favorable impact from higher average rental rates on operating leases.

Wholesale revenue for the fourth quarter of 2017 was $85 million, an increase of $23 million from the same period in 2016. The increase was due to a $14 million favorable impact from higher average earning assets and a $9 million favorable impact from higher interest rates on wholesale finance receivables. For the quarter ended December 31, 2017, wholesale average earning assets were $4.11 billion, an increase of $724 million from the same period in 2016. The annualized average yield was 8.22 percent for the fourth quarter of 2017, compared with 7.38 percent for the fourth quarter of 2016.

Other revenue, net, items were as follows:

(Millions of dollars)	Three Months Ended December 31,
	2017	2016	$ Change
Finance receivable and operating lease fees (including late charges)(1)	$23	$18	$5
Fees on committed credit facility extended to Caterpillar	10	10	—
Interest income on Notes Receivable from Caterpillar(2)	15	7	8
Net loss on returned or repossessed equipment	(18)	(25)	7
Miscellaneous other revenue, net	4	5	(1)
Total Other revenue, net	$34	$15	$19

(1) Portfolio-related revenues
(2) For the three months ended December 31, 2017 and 2016, includes $6 million and $7 million, respectively, of portfolio-related revenues.

Consolidated Profit Before Income Taxes

The chart above graphically illustrates reasons for the change in Consolidated Profit Before Income Taxes between fourth quarter 2016 (at left) and fourth quarter 2017 (at right). Items favorably impacting profit before income taxes appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting profit before income taxes appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Profit before income taxes was $133 million for the fourth quarter of 2017, compared with $122 million for the fourth quarter of 2016. The increase was primarily due to a $16 million increase in net yield on average earning assets, a $7 million favorable impact from returned or repossessed equipment, a $5 million favorable impact from higher average earning assets and a $4 million favorable impact from lending activity with Caterpillar. These favorable impacts were partially offset by an $11 million increase in provision for credit losses and an $11 million increase in general, operating and administrative expenses primarily due to higher incentive compensation.

Provision for Income Taxes
The provision for income taxes reflects an effective tax rate of negative 107 percent in the fourth quarter of 2017, compared with 29 percent in the fourth quarter of 2016. The provision for income taxes in the fourth quarter of 2017 includes a provisionally estimated net benefit of $151 million due to the enactment of U.S. tax reform legislation on December 22, 2017. The provisionally estimated net benefit includes a $334 million write-down of net deferred tax liabilities to reflect the reduction in the U.S. corporate tax rate from 35 percent to 21 percent beginning January 1, 2018, partially offset by the cost of a mandatory deemed repatriation of non-U.S. earnings. We believe this net benefit is a reasonable estimate, as of January 18, 2018, that may change as additional required information is prepared and analyzed, interpretations and assumptions are refined, additional guidance is issued, and due to actions we may take as a result of the legislation. The decrease in the effective tax rate is primarily due to this net benefit, an increase in available foreign tax credits and changes in the geographic mix of profits.

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

 At the end of 2016, past dues were 2.38 percent, compared with 2.14 percent at the end of 2015. The increase in past dues was primarily driven by the European marine portfolio. Total non-performing finance receivables, which represent finance receivables currently on non-accrual status, were $580 million and $485 million at December 31, 2016 and 2015, respectively. Total non-performing finance receivables as a percentage of our recorded investment in finance receivables were 2.18 percent and 1.75 percent at December 31, 2016 and 2015, respectively.

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

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity provide us with the ability to meet our financial obligations on a timely basis.  Maintaining and managing adequate capital and liquidity resources includes management of funding sources and their utilization based on current, future and contingent needs. Throughout 2017, we experienced favorable liquidity conditions. We ended 2017 with $708 million of cash, a decrease of $1.09 billion from year-end 2016. Our cash balances are held in numerous locations throughout the world with approximately $274 million held by our non-U.S. subsidiaries. U.S. tax reform legislation enacted on December 22, 2017 resulted in a one-time mandatory deemed repatriation of non-U.S. earnings. The resulting tax liability, net of available foreign tax credits, will be payable over eight years, and is not expected to significantly impact liquidity. Amounts held by non-U.S. subsidiaries are available for general corporate use and could be used in the U.S. without incurring significant additional U.S. taxes. We expect to meet our U.S. funding needs without repatriating undistributed profits that are indefinitely reinvested outside the U.S.

BORROWINGS
Borrowings consist primarily of medium-term notes and commercial paper, the combination of which is used to manage interest rate risk and funding requirements. (Please refer to Notes 6, 7 and 8 of Notes to Consolidated Financial Statements for additional discussion.)

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

Total borrowings outstanding as of December 31, 2017, were $28.58 billion, a decrease of $688 million over December 31, 2016. Outstanding borrowings as of December 31 were as follows:

(Millions of dollars)	2017	2016
Medium-term notes, net of unamortized discount and debt issuance costs	$21,303	$19,667
Commercial paper, net of unamortized discount	3,680	5,985
Bank borrowings – long-term	803	870
Bank borrowings – short-term	675	553
Variable denomination floating rate demand notes	481	556
Notes payable to Caterpillar	1,638	1,637
Total outstanding borrowings	$28,580	$29,268

Medium-term notes
We issue medium-term unsecured notes through securities dealers or underwriters in the U.S., Canada, Europe, Australia, Japan, Hong Kong, China, Argentina and Mexico to both retail and institutional investors. These notes are offered in several currencies and with a variety of maturities. These notes are senior unsecured obligations of the Company. Medium-term notes issued totaled $7.29 billion and redeemed totaled $5.89 billion for the year ended December 31, 2017. Medium-term notes outstanding as of December 31, 2017, mature as follows:

(Millions of dollars)
2018	$5,888
2019	5,440
2020	4,195
2021	1,643
2022	1,986
Thereafter	2,151
Total	$21,303

Commercial paper
We issue unsecured commercial paper in the U.S., Europe and other international capital markets.  These short-term promissory notes are issued on a discounted basis and are payable at maturity.

Revolving credit facilities
We have three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and us for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of December 31, 2017 was $7.75 billion.

•	The 364-day facility of $3.15 billion (of which $2.33 billion is available to us) expires in September 2018.

•	The three-year facility, as amended in September 2017, of $2.73 billion (of which $2.01 billion is available to us) expires in September 2020.

•	The five-year facility, as amended in September 2017, of $4.62 billion (of which $3.41 billion is available to us) expires in September 2022.

At December 31, 2017, Caterpillar’s consolidated net worth was $13.72 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined in the Credit Facility as the consolidated shareholders' equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income/(loss).

At December 31, 2017, our covenant interest coverage ratio was 1.88 to 1. This is above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense, calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at December 31, 2017, our six-month covenant leverage ratio was 7.38 to 1 and our year-end covenant leverage ratio was 7.71 to 1.  This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event that either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At December 31, 2017, there were no borrowings under the Credit Facility.

Bank borrowings
Available credit lines with banks as of December 31, 2017 totaled $4.59 billion.  These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements. As of December 31, 2017, we had $1.48 billion outstanding against these credit lines and were in compliance with all debt covenants under these credit lines. The remaining available credit commitments may be withdrawn any time at the lenders' discretion.

Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction.  We do not hold reserves to fund the payment of the demand notes.  The notes are offered on a continuous basis. As of December 31, 2017, there was $481 million of variable denomination floating rate demand notes outstanding. The maximum amount of variable denomination floating rate demand notes that we may have outstanding at any time may not exceed $1.25 billion.

Notes receivable from/payable to Caterpillar
Under our variable amount and term lending agreements and other notes receivable with Caterpillar, we may borrow up to $2.79 billion from Caterpillar and Caterpillar may borrow up to $2.14 billion from us.  The variable amount lending agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice.  The term lending agreements have remaining maturities ranging up to ten years. We had notes payable of $1.64 billion and notes receivable of $559 million outstanding under these agreements as of December 31, 2017.

Committed credit facility
We extended a $2 billion committed credit facility to Caterpillar, which expires in February 2019.  We receive a fee from Caterpillar based on amounts drawn under the credit facility and a commitment fee for the undrawn amounts under the credit facility.  At December 31, 2017, there were no borrowings under this credit facility.

OFF-BALANCE SHEET ARRANGEMENTS
We lease all of our facilities. In addition, we have potential payment exposure for guarantees issued to third parties totaling $91 million as of December 31, 2017.  Please refer to Notes 11 and 15 of Notes to Consolidated Financial Statements for further information.

Managed assets
Certain finance receivables and equipment on operating leases are sold by us to third parties with limited or no recourse in order to mitigate our concentration of credit risk with certain customers.  In 2017, we received $129 million of cash proceeds from the sale of such assets. We typically maintain servicing responsibilities for these assets.

CONTRACTUAL OBLIGATIONS
We have committed cash outflow related to long-term debt, operating lease agreements and purchase obligations.  Minimum payments for these obligations are:

(Millions of dollars)
	2018	2019-2020	2021-2022	After 2022	Total
Long-term debt(1)	$6,191	$9,989	$3,826	$2,147	$22,153
Interest payable on long-term debt	509	566	258	107	1,440
Operating leases	8	10	6	3	27
Purchase obligations(2)	26	—	—	—	26
Total contractual obligations	$6,734	$10,565	$4,090	$2,257	$23,646

(1)Excludes debt issuance costs, unamortized discounts and fair value adjustments.
(2)Represents short-term contractual obligations made in the ordinary course of business for contracted services at December 31, 2017.

We had a commitment to purchase the corporate headquarters building for $91 million as of December 31, 2017.  The building purchase was closed on January 4, 2018.

These contractual obligations do not include unused commitments and lines of credit for dealers and customers discussed in Note 11 of Notes to Consolidated Financial Statements.

CASH FLOWS
Operating cash flow for 2017 was $1.22 billion, compared with $1.41 billion for 2016. Net cash used for investing activities in 2017 was $527 million, compared with $87 million cash provided by investing activities in 2016. The change was primarily due to the impact of net intercompany purchased receivables, partially offset by lower capital expenditures for equipment on operating leases and higher proceeds from disposal of equipment. Net cash used for financing activities was $1.81 billion in 2017, compared with $717 million in 2016. The change was primarily due to the impact of borrowings with Caterpillar and an increase in dividends paid to Caterpillar.

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

Residual values for leased assets
Lease residual values are an estimate of the market value of leased equipment at the end of the lease term and are based on an analysis of historical wholesale market sales prices, projected forward on a level trend line without consideration for inflation or possible future pricing action.  At the inception of the lease, residual values are estimated with consideration of the following critical factors: market size and demand, any known significant market/product trends, total expected hours of usage, machine configuration, application, location, model changes, quantities, past remarketing experience, third-party residual guarantees and contractual customer purchase options.  Many of these factors are gathered in an application survey that is completed prior to quotation.  The lease agreement also clearly defines applicable return conditions and remedies for non-compliance, to ensure that the leased equipment will be in good operating condition upon return.  Model changes and updates, as well as market strength and product acceptance, are monitored and adjustments are made to residual values in accordance with the significance of any such changes.  Remarketing sales staff works closely with customers and dealers to manage the sale of lease returns and the recovery of residual exposure.

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

At December 31, 2017, the aggregate residual value of equipment on operating leases was $2.20 billion. Without consideration of other factors such as third-party residual guarantees or contractual customer purchase options, a 10 percent non-temporary decrease in the market value of our equipment subject to operating leases would reduce residual value estimates and result in recognition of approximately $80 million of additional annual depreciation expense.

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

Accounts are identified for individual review based on past-due status and information available about the customer, such as financial statements, news reports and published credit ratings, as well as general information regarding industry trends and the economic environment in which our customers operate. The allowance for credit losses attributable to finance receivables that are individually evaluated and determined to be impaired is based on the present value of expected future cash flows discounted at the receivables' effective interest rate, the fair value of the collateral for collateral-dependent receivables or the observable market price of the receivable.  In determining collateral value, we estimate the current fair market value of the collateral less selling costs. We also consider credit enhancements such as additional collateral and contractual third-party guarantees. The allowance for credit losses attributable to the remaining accounts not yet individually identified as impaired is estimated based on loss forecast models utilizing probabilities of default, our estimate of the loss emergence period and the estimated loss given default.  In addition, qualitative factors not able to be fully captured in our loss forecast models including industry trends, macroeconomic factors and model imprecision are considered in the evaluation of the adequacy of the allowance for credit losses.  These qualitative factors are subjective and require a degree of management judgment.

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

Income taxes are based on the statutory tax rate of the jurisdiction in which earnings are subject to taxation. That statutory rate may differ from the statutory tax rate of the jurisdiction in which that entity is incorporated. Taxes are paid in the jurisdictions where earnings are subject to taxation. The effective tax rate differs from the U.S. statutory rate in part due to profits of non-U.S. subsidiaries being subject to statutory tax rates which were generally lower than the U.S. rate of 35 percent effective prior to January 1, 2018.

Our income tax positions and analysis are based on currently enacted tax law. On December 22, 2017, U.S. tax legislation was enacted containing a broad range of tax reform provisions including a corporate tax rate reduction and changes in the U.S. taxation of non-U.S. earnings. We have not completed our accounting for the income tax effects of U.S. tax reform. However, we have made a reasonable estimate of the 2017 financial statement impact as of January 18, 2018, and recognized a provisional net benefit of $151 million. We will continue to update our calculations as additional required information is prepared and analyzed, interpretations and assumptions are refined, additional guidance is issued, and due to actions we may take as a result of the legislation. These updates could significantly impact the provision for income taxes, the amount of taxes payable, and the deferred tax asset and liability balances.

The provisionally estimated net benefit includes a $334 million write-down of net deferred tax liabilities to reflect the reduction in the U.S. corporate tax rate from 35 percent to 21 percent beginning January 1, 2018. We are still analyzing certain aspects of the law and refining our calculations of basis differences as of December 31, 2017, which could affect the measurement of these balances.

The provisionally estimated net benefit includes $183 million for the estimated cost of a mandatory deemed repatriation of non-U.S. earnings. The resulting tax liability, net of available foreign tax credits, is $131 million, payable over eight years and is included in Income taxes payable in the Consolidated Statements of Financial Position. The U.S. federal tax cost for the mandatory deemed repatriation is computed at 15.5 percent for non-U.S. earnings held in liquid assets and 8 percent for non-liquid assets, reduced by applicable foreign tax credits. These estimates are provisional due to additional information and analysis required to determine cumulative taxable earnings since 1986 for non-U.S. subsidiaries at two separate points in time and to determine the amount of earnings that are held in liquid versus non-liquid assets as defined in the new legislation at several different measurement periods. In addition, information is being gathered and analyzed to support available foreign tax credits including estimates of credit utilization and valuation allowance considerations for any remaining foreign tax credit carryforward. Due to uncertainty about aspects of the tax law, we have made various assumptions to determine our reasonable estimate that we expect to refine as additional guidance is issued.

As a result of U.S. tax reform legislation, distributions of profits from non-U.S. subsidiaries are expected to have minimal U.S. tax impact in the future. However, these distributions may be subject to non-U.S. withholding taxes if profits are distributed from certain jurisdictions. We have not recorded a deferred tax liability for withholding taxes in non-U.S. jurisdictions where earnings are considered indefinitely reinvested. If management intentions or U.S. tax law changes in the future, there could be an impact on the provision for income taxes to record an incremental tax liability in the period the change occurs.

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

In order to properly manage our sensitivity to changes in interest rates, we measure the potential impact of different interest rate assumptions on pre-tax earnings.  All on-balance sheet positions, including derivative financial instruments, are included in the analysis.  The primary assumptions used in the analysis are that there are no new fixed rate assets or liabilities, the proportion of fixed rate debt to fixed rate assets remains unchanged and the level of floating rate assets and debt remains constant.  An analysis of the December 31, 2017 balance sheet, using these assumptions, estimates the impact of a 100 basis point immediate and sustained adverse change in interest rates to have a potential $5 million adverse impact on pre-tax earnings.  Last year, similar assumptions and calculations yielded a potential $6 million adverse impact on pre-tax earnings.

This analysis does not necessarily represent our current outlook of future market interest rate movement, nor does it consider any actions management could undertake in response to changes in interest rates.  Accordingly, no assurance can be given that actual results would be consistent with the results of our analysis.

Foreign currency exchange rate risk
We have balance sheet positions and expected future transactions denominated in foreign currencies, thereby creating exposure to movements in exchange rates. In managing foreign currency risk, our objective is to minimize earnings volatility resulting from conversion and the remeasurement of net foreign currency balance sheet positions and future transactions denominated in foreign currencies.  Our policy allows the use of foreign currency forward, option and cross currency contracts to offset the risk of currency mismatch between our assets and liabilities and exchange rate risk associated with future transactions denominated in foreign currencies.  An analysis of the December 31, 2017 balance sheet estimates the net impact of a 10 percent adverse change in the value of the U.S. dollar relative to all other currencies, to have a net impact to pre-tax earnings of less than $2 million. A similar analysis performed on the December 31, 2016 balance sheet resulted in an estimated net impact to pre-tax earnings of less than $1 million.

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

Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2017. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2017.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessment, we concluded that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the fourth quarter of 2017 covered by this Annual Report on Form 10-K that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 14.	Principal Accounting Fees and Services.

As a wholly-owned subsidiary of Caterpillar Inc., our principal accounting fees and services are subject to Caterpillar Inc.’s Audit Committee pre-approval policies and procedures described in its Proxy Statement.  This Proxy Statement can be located at Caterpillar Inc.’s Internet site (www.caterpillar.com), under Investors, Financial Information, Proxy Statement.  Other than these policies and procedures, the information contained at that Internet site is not incorporated by reference in this filing.  During 2017, all services provided by the external auditor were pre-approved by Caterpillar’s Audit Committee in accordance with such policy.

Fees for professional services provided by our auditors include the following:

(Millions of dollars)
	2017	2016
Audit fees(1)	$5.9	$5.7
Audit-related fees(2)	.1	.1
Tax fees(3)	.1	.1
Total	$6.1	$5.9

(1) "Audit fees" principally includes audit and review of financial statements (including internal control over financial reporting), statutory and subsidiary audits, SEC registration statements, comfort letters and consents.
(2) "Audit-related fees" principally includes accounting consultations and pre- or post- implementation reviews of processes or systems.
(3) "Tax fees" include, among other things, statutory tax return preparation and review and advising on the impact of changes in local tax laws.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report.
1	Financial Statements:
	·	Report of Independent Registered Public Accounting Firm
	·	Consolidated Statements of Profit
	·	Consolidated Statements of Comprehensive Income
	·	Consolidated Statements of Financial Position
	·	Consolidated Statements of Changes in Shareholder’s Equity
	·	Consolidated Statements of Cash Flows
	·	Notes to Consolidated Financial Statements
2	Financial Statement Schedules:
	·	All schedules are omitted because the required information is shown in the financial statements or the notes thereto or considered to be immaterial.
3	Exhibits

3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3.1 to the Company’s Form 10 for the year ended December 31, 1984).
3.2	Bylaws of the Company, as amended (incorporated by reference from Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2005).
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

10.2
364-Day Credit Agreement (364-Day Facility), dated as of September 7, 2017, among the Company, Caterpillar Inc., Caterpillar International Finance Designated Activity Company and Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank Europe PLC, UK Branch, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed September 12, 2017).

10.3	Local Currency Addendum, dated as of September 7, 2017, to the 364-Day Facility (incorporated by reference from Exhibit 99.2 to the Company's Current Report on Form 8-K filed on September 12, 2017).
10.4
Japan Local Currency Addendum, dated as of September 7, 2017, to the 364-Day Facility (incorporated by reference from Exhibit 99.3 to the Company's Current Report on Form 8-K filed on September 12, 2017).

10.5
Omnibus Amendment No. 2 to Amended and Restated Credit Agreement (3-Year Facility) and Amendment No. 2 to Japan Local Currency Addendum, dated as of September 8, 2017, among the Company, Caterpillar Inc., Caterpillar International Finance Designated Activity Company and Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank Europe PLC, UK Branch, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.4 to the Company’s Current Report on Form 8-K filed September 12, 2017).

10.6
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

10.7
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

10.8
Local Currency Addendum to the 3-Year Facility, dated as of September 10, 2015, among the Company, Caterpillar International Finance Limited, the Local Currency Banks named therein, Citibank, N.A. and Citibank International Limited (incorporated by reference from Exhibit 99.5 to the Company’s Current Report on Form 8-K filed September 16, 2015).

10.9
Japan Local Currency Addendum to the 3-Year Facility, dated as of September 10, 2015, among the Company, Caterpillar Finance Corporation, the Japan Local Currency Banks named therein, Citibank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (incorporated by reference from Exhibit 99.6 to the Company’s Current Report on Form 8-K filed September 16, 2015).

10.10
Omnibus Amendment No. 2 to Amended and Restated Credit Agreement (5-Year Facility) and Amendment No. 2 to Japan Local Currency Addendum, dated as of September 8, 2017, among the Company, Caterpillar Inc., Caterpillar International Finance Designated Activity Company and Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank Europe PLC, UK Branch, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.5 to the Company’s Current Report on Form 8-K filed September 12, 2017).

10.11
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

10.12
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

10.13
Local Currency Addendum to the 5-Year Facility, dated as of September 10, 2015, among the Company, Caterpillar International Finance Limited, the Local Currency Banks named therein, Citibank, N.A. and Citibank International Limited (incorporated by reference from Exhibit 99.8 to the Company’s Current Report on Form 8-K, filed September 16, 2015).

10.14
Japan Local Currency Addendum to the 5-Year Facility, dated as of September 10, 2015, among the Company, Caterpillar Finance Corporation, the Japan Local Currency Banks named therein, Citibank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (incorporated by reference from Exhibit 99.9 to the Company’s Current Report on Form 8-K, filed September 16, 2015).

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

Caterpillar Financial Services Corporation
(Registrant)

Date:	February 15, 2018	By:	/s/Leslie S. Zmugg
Leslie S. Zmugg, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

February 15, 2018	/s/David T. Walton	President, Director and Chief Executive Officer
David T. Walton

February 15, 2018	/s/Bradley M. Halverson	Director
Bradley M. Halverson

February 15, 2018	/s/James A. Duensing	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
James A. Duensing

February 15, 2018	/s/Jeffry D. Everett	Controller (Principal Accounting Officer)
Jeffry D. Everett

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of Caterpillar Financial Services Corporation:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statement of financial position of Caterpillar Financial Services Corporation and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of profit, comprehensive income, changes in shareholder’s equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
Nashville, Tennessee
February 15, 2018

We have served as the Company’s auditor since 1984.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF PROFIT
For the Years Ended December 31,
(Dollars in Millions)

	2017	2016	2015
Revenues:
Retail finance	$1,235	$1,220	$1,243
Operating lease	985	1,015	1,012
Wholesale finance	307	264	285
Other, net	162	96	133
Total revenues	2,689	2,595	2,673

Expenses:
Interest	667	611	593
Depreciation on equipment leased to others	810	841	836
General, operating and administrative	429	391	415
Provision for credit losses	132	135	119
Other	46	41	64
Total expenses	2,084	2,019	2,027

Other income (expense)	(15)	(15)	(27)

Profit before income taxes	590	561	619

Provision (benefit) for income taxes	(4)	171	158

Profit of consolidated companies	594	390	461

Less: Profit attributable to noncontrolling interests	8	6	1

Profit[1]	$586	$384	$460

 1 Profit attributable to Caterpillar Financial Services Corporation.

See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31,
(Dollars in Millions)

	2017	2016	2015

Profit of consolidated companies	$594	$390	$461

Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (expense)/benefit of: 2017-$106; 2016-$(25); 2015-$(91)	414	(104)	(545)
Derivative financial instruments:
Gains (losses) deferred, net of tax (expense)/benefit of: 2017-$28; 2016-$(8); 2015-$(1)	(49)	15	2
(Gains) losses reclassified to earnings, net of tax expense/(benefit) of: 2017-$(27); 2016-$9; 2015-$(2)	45	(16)	3
Total Other comprehensive income (loss), net of tax	410	(105)	(540)

Comprehensive income (loss)	1,004	285	(79)

Less: Comprehensive income (loss) attributable to the noncontrolling interests	15	(1)	(6)

Comprehensive income (loss) attributable to Caterpillar Financial Services Corporation	$989	$286	$(73)

See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
At December 31,
(Dollars in Millions, except share data)

	2017	2016
Assets:
Cash and cash equivalents	$708	$1,795
Finance receivables, net (Note 2)	27,126	26,212
Notes receivable from Caterpillar (Note 14)	559	530
Equipment on operating leases,
less accumulated depreciation (Note 3)	3,568	3,708
Deferred and refundable income taxes (Note 12)	174	119
Other assets (Note 4)	1,025	1,251
Total assets	$33,160	$33,615

Liabilities and shareholder’s equity:
Payable to dealers and others	$190	$140
Payable to Caterpillar – other	85	49
Accrued expenses	274	172
Income taxes payable (Note 12)	158	32
Payable to Caterpillar – borrowings (Note 14)	1,638	1,637
Short-term borrowings (Note 7)	4,836	7,094
Current maturities of long-term debt (Note 8)	6,188	6,155
Long-term debt (Note 8)	15,918	14,382
Deferred income taxes and other liabilities (Note 12)	609	969
Total liabilities	29,896	30,630

Commitments and contingent liabilities (Note 11)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid-in amount)	745	745
Additional paid-in capital	2	2
Retained earnings	2,969	3,108
Accumulated other comprehensive income/(loss)	(592)	(995)
Noncontrolling interests	140	125
Total shareholder’s equity	3,264	2,985

Total liabilities and shareholder’s equity	$33,160	$33,615

 See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
For the Years Ended December 31,
(Dollars in Millions)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Noncontrolling interests	Total
Balance at December 31, 2014	$745	$2	$3,139	$(364)	$132	$3,654
Profit of consolidated companies			460		1	461
Dividend paid to Caterpillar			(600)			(600)
Foreign currency translation, net of tax				(538)	(7)	(545)
Derivative financial instruments, net of tax				5		5
Balance at December 31, 2015	$745	$2	$2,999	$(897)	$126	$2,975
Profit of consolidated companies			384		6	390
Dividend paid to Caterpillar			(275)			(275)
Foreign currency translation, net of tax				(97)	(7)	(104)
Derivative financial instruments, net of tax				(1)		(1)
Balance at December 31, 2016	$745	$2	$3,108	$(995)	$125	$2,985
Profit of consolidated companies			586		8	594
Dividend paid to Caterpillar			(725)			(725)
Foreign currency translation, net of tax				407	7	414
Derivative financial instruments, net of tax				(4)		(4)
Balance at December 31, 2017	$745	$2	$2,969	$(592)	$140	$3,264

See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
 (Dollars in Millions)

	2017	2016	2015
Cash flows from operating activities:
Profit of consolidated companies	$594	$390	$461
Adjustments for non-cash items:
Depreciation and amortization	820	851	848
Amortization of receivables purchase discount	(253)	(207)	(222)
Provision for credit losses	132	135	119
Other, net	57	72	29
Changes in assets and liabilities:
Receivables from others	70	(69)	(43)
Other receivables/payables with Caterpillar	26	1	(17)
Payable to dealers and others	(66)	36	83
Accrued interest payable	11	(21)	7
Accrued expenses and other liabilities, net	(261)	71	76
Income taxes payable	102	138	(74)
Settlements of designated derivatives	(9)	44	4
Debt exchange premium	—	(33)	—
Net cash provided by operating activities	1,223	1,408	1,271
Cash flows from investing activities:
Capital expenditures for equipment on operating leases and other capital expenditures	(1,373)	(1,636)	(1,461)
Proceeds from disposals of equipment	1,003	789	583
Additions to finance receivables	(13,920)	(11,862)	(12,928)
Collections of finance receivables	14,353	12,341	12,225
Net changes in Caterpillar purchased receivables	(732)	399	745
Proceeds from sales of receivables	127	127	136
Net change in variable lending to Caterpillar	(51)	30	—
Additions to other notes receivable with Caterpillar	(53)	(146)	(134)
Collections on other notes receivable with Caterpillar	75	76	58
Restricted cash and cash equivalents activity, net	5	(11)	(7)
Settlements of undesignated derivatives	45	(25)	(58)
Other, net	(6)	5	—
Net cash provided by (used for) investing activities	(527)	87	(841)
Cash flows from financing activities:
Net change in variable lending from Caterpillar	40	1,492	—
Proceeds from borrowings with Caterpillar	—	253	—
Payments on borrowings with Caterpillar	(49)	(1,203)	—
Proceeds from debt issued (original maturities greater than three months)	8,702	5,109	5,129
Payments on debt issued (original maturities greater than three months)	(6,919)	(6,032)	(7,775)
Short-term borrowings, net (original maturities three months or less)	(2,854)	(61)	3,018
Dividend paid to Caterpillar	(725)	(275)	(600)
Net cash provided by (used for) financing activities	(1,805)	(717)	(228)
Effect of exchange rate changes on cash and cash equivalents	22	1	(43)
Increase/(decrease) in cash and cash equivalents	(1,087)	779	159
Cash and cash equivalents at beginning of period	1,795	1,016	857
Cash and cash equivalents at end of period	$708	$1,795	$1,016

Cash paid for interest	$647	$608	$579
Cash (received) paid for taxes	$159	$(61)	$125
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

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Nature of Operations

Caterpillar Financial Services Corporation, a Delaware corporation organized in 1981 (together with its subsidiaries, "Cat Financial," "the Company," "we" and "our"), is a wholly-owned finance subsidiary of Caterpillar Inc. (together with its other subsidiaries, "Caterpillar" or "Cat").  Our primary business is to provide retail and wholesale financing alternatives for Caterpillar products to customers and dealers around the world.  Retail financing is primarily comprised of financing of Caterpillar equipment, machinery and engines.  In addition, we also provide financing for vehicles, power generation facilities and marine vessels that, in most cases, incorporate Caterpillar products.  We also provide wholesale financing to Caterpillar dealers and purchase short-term receivables from Caterpillar. The various financing plans offered by Cat Financial are primarily designed to increase the opportunity for sales of Caterpillar products and generate financing income for Cat Financial.  A significant portion of our activities is conducted in North America.  However, we have additional offices and subsidiaries in Latin America, Asia/Pacific, Europe, Africa and the Middle East.

B. Basis of Presentation

The accompanying consolidated financial statements include the accounts of Cat Financial and consolidated variable interest entities (VIEs) in which Cat Financial is the primary beneficiary.
We consolidate all VIEs where we are the primary beneficiary. For VIEs, we assess whether we are the primary beneficiary as prescribed by the accounting guidance on the consolidation of VIEs. The primary beneficiary of a VIE is the party that has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entity. Please refer to Note 11 for more information.

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

F. Derivative Financial Instruments

Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates and interest rates.  Our Risk Management Policy (policy) allows for the use of derivative financial instruments to manage foreign currency exchange rate and interest rate exposures. Our policy specifies that derivatives are not to be used for speculative purposes.  Derivatives that we use are primarily foreign currency forward, option, and cross currency contracts and interest rate contracts.  All derivatives are recorded at fair value. See Note 9 for additional information.

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

Accounts are identified for individual review based on past-due status and information available about the customer, such as financial statements, news reports and published credit ratings, as well as general information regarding industry trends and the economic environment in which our customers operate. The allowance for credit losses attributable to finance receivables that are individually evaluated and determined to be impaired is based on the present value of expected future cash flows discounted at the receivables' effective interest rate, the fair value of the collateral for collateral-dependent receivables or the observable market price of the receivable.  In determining collateral value, we estimate the current fair market value of the collateral less selling costs. We also consider credit enhancements such as additional collateral and contractual third-party guarantees. The allowance for credit losses attributable to the remaining accounts not yet individually identified as impaired is estimated based on loss forecast models utilizing probabilities of default, our estimate of the loss emergence period and the estimated loss given default.  In addition, qualitative factors not able to be fully captured in our loss forecast models including industry trends, macroeconomic factors and model imprecision are considered in the evaluation of the adequacy of the allowance for credit losses.  These qualitative factors are subjective and require a degree of management judgment.

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

K. New Accounting Pronouncements

Revenue recognition – In May 2014, the Financial Accounting Standards Board (FASB) issued new revenue recognition guidance to provide a single, comprehensive revenue recognition model for all contracts with customers. Under the new guidance, an entity will recognize revenue to depict the transfer of promised goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. A five step model has been introduced for an entity to apply when recognizing revenue. The new guidance also includes enhanced disclosure requirements and was effective January 1, 2018. Entities have the option to apply the new guidance under a retrospective approach to each prior reporting period presented, or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the Consolidated Statement of Changes in Shareholder's Equity. We will adopt the new guidance effective January 1, 2018 under the modified retrospective approach. We do not expect the adoption to have a material impact on our financial statements.

Recognition and measurement of financial assets and financial liabilities – In January 2016, the FASB issued accounting guidance that affects the accounting for equity investments, financial liabilities accounted for under the fair value option and the presentation and disclosure requirements for financial instruments. Under the new guidance, all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification for equity securities with readily determinable fair values. For financial liabilities when the fair value option has been elected, changes in fair value due to instrument-specific credit risk will be recognized separately in other comprehensive income. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The guidance was effective January 1, 2018, and will be applied on a modified retrospective basis through a cumulative effect adjustment to retained earnings as of January 1, 2018. We do not expect the adoption to have a material impact on our financial statements.

Lease accounting – In February 2016, the FASB issued accounting guidance that revises the accounting for leases. Under the new guidance, lessees are required to recognize a right-of-use asset and a lease liability for all leases. The new guidance will continue to classify leases as either financing or operating, with classification affecting the pattern of expense recognition. The accounting applied by a lessor under the new guidance will be substantially equivalent to current lease accounting guidance. The new guidance is effective January 1, 2019, with early adoption permitted. The new standard is required to be applied with a modified retrospective approach to each prior reporting period presented and provides for certain practical expedients. An implementation team is in the process of evaluating the effect of the new guidance on our financial statements. We plan to adopt the new guidance effective January 1, 2019.

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

Classification for certain cash receipts and cash payments – In August 2016, the FASB issued accounting guidance related to the presentation and classification of certain transactions in the statement of cash flows where diversity in practice exists. The guidance was effective January 1, 2018, and we do not expect the adoption to have a material impact on our financial statements.

Classification of restricted cash – In November 2016, the FASB issued accounting guidance related to the presentation and classification of changes in restricted cash on the statement of cash flows where diversity in practice exists. The new standard is required to be applied with a retrospective approach. The guidance was effective January 1, 2018, and we do not expect the adoption to have a material impact on our financial statements.

Derivatives and hedging – In August 2017, the FASB issued accounting guidance to better align hedge accounting with a company’s risk management activities, simplify the application of hedge accounting and improve the disclosures of hedging arrangements. The new guidance is required to be applied on a modified retrospective basis, resulting in a cumulative-effect adjustment to opening retained earnings in the period of adoption. The guidance is effective January 1, 2019, with early adoption permitted. We have completed the evaluation of the impact of the new standard and do not expect the adoption to have a material impact on our financial statements.

NOTE 2 – FINANCE RECEIVABLES
A summary of finance receivables included in the Consolidated Statements of Financial Position as of December 31, was as follows:

(Millions of dollars)
	2017	2016
Finance leases and installment sale contracts – Retail (1)	$14,647	$13,565
Retail notes receivable	9,417	10,195
Wholesale notes receivable	4,161	3,457
Finance leases and installment sale contracts – Wholesale	119	103
	28,344	27,320
Less: Unearned income	(853)	(765)
Recorded investment in finance receivables	27,491	26,555
Less: Allowance for credit losses	(365)	(343)
Total finance receivables, net	$27,126	$26,212

(1) Includes $4 million of finance receivables classified as held for sale as of December 31, 2016.

Maturities of our finance receivables, as of December 31, 2017, reflect contractual repayments due from borrowers and were as follows:

(Millions of dollars)
Amounts due in	Retail Installment Sale Contracts	Wholesale Installment Sale Contracts	Retail Finance Leases	Wholesale Finance Leases	Retail Notes	Wholesale Notes	Total
2018	$2,798	$10	$2,758	$22	$3,578	$3,955	$13,121
2019	2,031	8	1,920	16	1,510	121	5,606
2020	1,281	6	1,078	9	1,445	77	3,896
2021	629	2	444	5	1,160	6	2,246
2022	212	—	153	2	867	2	1,236
Thereafter	26	—	57	2	857	—	942
Total	6,977	26	6,410	56	9,417	4,161	27,047
Guaranteed residual value	—	—	425	31	—	—	456
Unguaranteed residual value	—	—	835	6	—	—	841
Total	$6,977	$26	$7,670	$93	$9,417	$4,161	$28,344

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

Accounts are identified for individual review based on past-due status and information available about the customer, such as financial statements, news reports and published credit ratings, as well as general information regarding industry trends and the economic environment in which our customers operate. The allowance for credit losses attributable to finance receivables that are individually evaluated and determined to be impaired is based on the present value of expected future cash flows discounted at the receivables' effective interest rate, the fair value of the collateral for collateral-dependent receivables or the observable market price of the receivable.  In determining collateral value, we estimate the current fair market value of the collateral less selling costs. We also consider credit enhancements such as additional collateral and contractual third-party guarantees. The allowance for credit losses attributable to the remaining accounts not yet individually identified as impaired is estimated based on loss forecast models utilizing probabilities of default, our estimate of the loss emergence period and the estimated loss given default.  In addition, qualitative factors not able to be fully captured in our loss forecast models including industry trends, macroeconomic factors and model imprecision are considered in the evaluation of the adequacy of the allowance for credit losses.  These qualitative factors are subjective and require a degree of management judgment.

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

We further evaluate our portfolio segments by the class of finance receivables, which is defined as a level of information (below a portfolio segment) in which the finance receivables have the same initial measurement attribute and a similar method for assessing and monitoring credit risk. Typically, our finance receivables within a geographic area have similar credit risk profiles and methods for assessing and monitoring credit risk. Our classes, which align with management reporting for credit losses, are as follows:

•	North America - Finance receivables originated in the United States and Canada.

•	Europe - Finance receivables originated in Europe, Africa, Middle East and the Commonwealth of Independent States.

•	Asia/Pacific - Finance receivables originated in Australia, New Zealand, China, Japan and Southeast Asia.

•	Mining - Finance receivables related to large mining customers worldwide and project financing in various countries.

•	Latin America - Finance receivables originated in Mexico, Central and South American countries.

•
Caterpillar Power Finance - Finance receivables related to marine vessels with Caterpillar engines worldwide and Caterpillar electrical power generation, gas compression and co-generation systems and non-Caterpillar equipment that is powered by these systems worldwide.

Our allowance for credit losses as of December 31, 2017 was $365 million or 1.33 percent of our recorded investment in finance receivables compared with $343 million or 1.29 percent as of December 31, 2016. An analysis of the allowance for credit losses was as follows:

(Millions of dollars)
	December 31, 2017
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$331	$10	$2	$343
Receivables written off	(157)	—	—	(157)
Recoveries on receivables previously written off	43	—	—	43
Provision for credit losses	129	(1)	1	129
Adjustment due to sale of receivables	(1)	—	—	(1)
Foreign currency translation adjustment	8	—	—	8
Balance at end of year	$353	$9	$3	$365

Individually evaluated for impairment	$149	$—	$—	$149
Collectively evaluated for impairment	204	9	3	216
Ending Balance	$353	$9	$3	$365

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$942	$—	$—	$942
Collectively evaluated for impairment	18,847	4,241	3,461	26,549
Ending Balance	$19,789	$4,241	$3,461	$27,491

(Millions of dollars)
	December 31, 2016
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$327	$9	$2	$338
Receivables written off	(158)	—	—	(158)
Recoveries on receivables previously written off	35	—	—	35
Provision for credit losses	132	1	—	133
Adjustment due to sale of receivables	(8)	—	—	(8)
Foreign currency translation adjustment	3	—	—	3
Balance at end of year	$331	$10	$2	$343

Individually evaluated for impairment	$85	$—	$—	$85
Collectively evaluated for impairment	246	10	2	258
Ending Balance	$331	$10	$2	$343

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$786	$—	$—	$786
Collectively evaluated for impairment	18,859	4,479	2,431	25,769
Ending Balance	$19,645	$4,479	$2,431	$26,555

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

(Millions of dollars)
	December 31, 2017
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Recorded Investment in Finance Receivables	91+ Still Accruing
Customer
North America	$71	$15	$42	$128	$8,040	$8,168	$8
Europe	21	10	46	77	2,718	2,795	13
Asia/Pacific	18	7	14	39	2,520	2,559	5
Mining	3	1	60	64	1,751	1,815	9
Latin America	37	55	142	234	1,546	1,780	—
Caterpillar Power Finance	20	32	144	196	2,476	2,672	1
Dealer
North America	—	—	—	—	2,394	2,394	—
Europe	—	—	—	—	417	417	—
Asia/Pacific	—	—	—	—	578	578	—
Mining	—	—	—	—	5	5	—
Latin America	—	72	—	72	773	845	—
Caterpillar Power Finance	—	—	—	—	2	2	—
Caterpillar Purchased Receivables
North America	24	5	2	31	2,010	2,041	2
Europe	1	2	1	4	344	348	—
Asia/Pacific	—	—	—	—	630	630	—
Mining	—	—	—	—	—	—	—
Latin America	—	—	—	—	437	437	—
Caterpillar Power Finance	—	—	—	—	5	5	—
Total	$195	$199	$451	$845	$26,646	$27,491	$38

(Millions of dollars)
	December 31, 2016
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Recorded Investment in Finance Receivables	91+ Still Accruing
Customer
North America	$50	$16	$59	$125	$8,051	$8,176	$5
Europe	16	12	39	67	2,388	2,455	6
Asia/Pacific	18	7	15	40	1,944	1,984	4
Mining	3	2	63	68	1,756	1,824	2
Latin America	40	33	214	287	1,808	2,095	—
Caterpillar Power Finance	11	9	73	93	3,018	3,111	1
Dealer
North America	—	—	—	—	2,705	2,705	—
Europe	—	—	—	—	336	336	—
Asia/Pacific	—	—	—	—	582	582	—
Mining	—	—	—	—	6	6	—
Latin America	—	—	—	—	848	848	—
Caterpillar Power Finance	—	—	—	—	2	2	—
Caterpillar Purchased Receivables
North America	11	3	1	15	1,303	1,318	1
Europe	—	—	1	1	268	269	—
Asia/Pacific	—	—	—	—	475	475	—
Mining	—	—	—	—	—	—	—
Latin America	—	—	—	—	366	366	—
Caterpillar Power Finance	—	—	—	—	3	3	—
Total	$149	$82	$465	$696	$25,859	$26,555	$19

Impaired finance receivables
For all classes, a finance receivable is considered impaired, based on current information and events, if it is probable that we will be unable to collect all amounts due according to the contractual terms. Impaired finance receivables include finance receivables that have been restructured and are considered to be troubled debt restructures.

There were no impaired finance receivables as of December 31, 2017, 2016 and 2015, for the Dealer and Caterpillar Purchased Receivables portfolio segments. Our recorded investment in impaired finance receivables and the related unpaid principal balances and allowance for the Customer portfolio segment were as follows:

(Millions of dollars)
	As of December 31, 2017			As of December 31, 2016
Impaired Finance Receivables With No Allowance Recorded	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
North America	$19	$19	$—	$10	$10	$—
Europe	45	45	—	49	48	—
Asia/Pacific	34	33	—	3	2	—
Mining	121	121	—	129	129	—
Latin America	45	45	—	68	68	—
Caterpillar Power Finance	160	172	—	271	271	—
Total	$424	$435	$—	$530	$528	$—
Impaired Finance Receivables With An Allowance Recorded
North America	$44	$43	$17	$61	$60	$22
Europe	9	8	5	7	7	3
Asia/Pacific	8	8	2	50	50	8
Mining	—	—	—	—	—	—
Latin America	95	106	42	93	104	34
Caterpillar Power Finance	362	365	83	45	44	18
Total	$518	$530	$149	$256	$265	$85
Total Impaired Finance Receivables
North America	$63	$62	$17	$71	$70	$22
Europe	54	53	5	56	55	3
Asia/Pacific	42	41	2	53	52	8
Mining	121	121	—	129	129	—
Latin America	140	151	42	161	172	34
Caterpillar Power Finance	522	537	83	316	315	18
Total	$942	$965	$149	$786	$793	$85

(Millions of dollars)
	Year Ended December 31, 2017		Year Ended December 31, 2016		Year Ended December 31, 2015
Impaired Finance Receivables With No Allowance Recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
North America	$13	$1	$18	$1	$12	$1
Europe	48	1	46	1	42	1
Asia/Pacific	24	2	2	—	2	—
Mining	126	7	98	4	75	3
Latin America	64	3	47	1	31	—
Caterpillar Power Finance	221	9	270	11	170	5
Total	$496	$23	$481	$18	$332	$10
Impaired Finance Receivables With An Allowance Recorded
North America	$49	$1	$34	$—	$9	$—
Europe	6	—	11	1	14	1
Asia/Pacific	31	2	37	3	44	2
Mining	—	—	13	—	39	1
Latin America	99	4	66	2	56	3
Caterpillar Power Finance	180	6	50	1	115	3
Total	$365	$13	$211	$7	$277	$10
Total Impaired Finance Receivables
North America	$62	$2	$52	$1	$21	$1
Europe	54	1	57	2	56	2
Asia/Pacific	55	4	39	3	46	2
Mining	126	7	111	4	114	4
Latin America	163	7	113	3	87	3
Caterpillar Power Finance	401	15	320	12	285	8
Total	$861	$36	$692	$25	$609	$20

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

As of December 31, 2017 and 2016, there were no finance receivables on non-accrual status for the Dealer portfolio segment. As of December 31, 2017 and 2016, there was $1 million in finance receivables on non-accrual status for the Caterpillar Purchased Receivables portfolio segment, all of which was in the Europe finance receivable class. The recorded investment in Customer finance receivables on non-accrual status as of December 31, was as follows:

(Millions of dollars)
	2017	2016
North America	$38	$66
Europe	37	35
Asia/Pacific	10	12
Mining	63	69
Latin America	192	307
Caterpillar Power Finance	343	90
Total	$683	$579

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

As of December 31, 2017, there were no additional funds committed to lend to a borrower whose terms have been modified in a TDR. As of December 31, 2016, there were $11 million of additional funds committed to lend to a borrower whose terms have been modified in a TDR.

There were no finance receivables modified as TDRs during the years ended December 31, 2017, 2016 and 2015 for the Dealer or Caterpillar Purchased Receivables portfolio segments. Our recorded investment in finance receivables in the Customer portfolio segment modified as TDRs during the years ended December 31, 2017, 2016 and 2015, were as follows:

(Dollars in millions)	Year Ended December 31, 2017
	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
North America	43	$34	$35
Europe	4	1	1
Asia/Pacific	10	39	31
Mining	2	57	56
Latin America	17	26	27
Caterpillar Power Finance(1)	68	422	407
Total	144	$579	$557

	Year Ended December 31, 2016
	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
North America	25	$25	$25
Europe	43	12	9
Asia/Pacific	31	29	28
Mining	4	74	66
Latin America(2)	437	118	82
Caterpillar Power Finance	34	196	177
Total	574	$454	$387

	Year Ended December 31, 2015
	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
North America	14	$1	$1
Europe	23	2	2
Asia/Pacific	21	26	26
Mining	4	65	65
Latin America	11	1	2
Caterpillar Power Finance	21	259	242
Total	94	$354	$338

(1) In Caterpillar Power Finance, 48 contracts with a pre-TDR recorded investment of $265 million and a post-TDR recorded investment of $258 million are related to six customers.
(2) In Latin America, 321 contracts with a pre-TDR recorded investment of $94 million and a post-TDR recorded investment of $64 million are related to four customers.

TDRs in the Customer portfolio segment with a payment default (defined as 91+ days past due) during the years ended December 31, 2017, 2016 and 2015, which had been modified within twelve months prior to the default date, were as follows:

(Dollars in millions)	Year Ended December 31, 2017		Year Ended December 31, 2016		Year Ended December 31, 2015
	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment
North America	4	$3	5	$2	7	$1
Europe	1	—	5	2	—	—
Asia/Pacific	4	1	1	—	—	—
Latin America(1)	243	17	4	1	12	1
Total	252	$21	15	$5	19	$2

(1) In Latin America, 238 contracts with a post-TDR recorded investment of $16 million are related to two customers for the year ended December 31, 2017.

NOTE 3 – EQUIPMENT ON OPERATING LEASES

Components of equipment on operating leases, less accumulated depreciation as of December 31, were as follows:

(Millions of dollars)
	2017	2016
Equipment on operating leases, at cost	$5,204	$5,395
Less: Accumulated depreciation	(1,636)	(1,687)
Equipment on operating leases, net	$3,568	$3,708

At December 31, 2017, scheduled minimum rental payments for operating leases were as follows:

2018	2019	2020	2021	2022	Thereafter	Total
$799	$517	$264	$113	$43	$11	$1,747

NOTE 4 – OTHER ASSETS

The components of other assets as of December 31, were as follows:

(Millions of dollars)
	2017	2016
Customer and other miscellaneous receivables	$457	$417
Collateral held for resale, at net realizable value	432	654
Other (1)	136	180
Total other assets	$1,025	$1,251

(1) Includes $31 million and $21 million of other receivables from Caterpillar as of December 31, 2017 and 2016, respectively.

NOTE 5 – CONCENTRATION OF CREDIT RISK

Financial instruments with potential credit risk consist primarily of finance receivables. Additionally, to a lesser extent, we have potential credit risk associated with counterparties to derivative contracts.

As of December 31, 2017 and 2016, receivables from customers in construction-related industries made up approximately one-third of our total portfolio of which customers in North America were approximately 60 percent. No single customer or dealer represented a significant concentration of credit risk.  We typically maintain a security interest in retail financed equipment and in some instances, wholesale financed equipment. We also require physical damage insurance coverage on all financed equipment.  See Note 16 for further information concerning business segments.

For derivative contracts, collateral is generally not required of the counterparties or of us.  We enter into International Swaps and Derivatives Association (ISDA) master netting agreements that permit the net settlement of amounts owed under their respective derivative contracts.  Our exposure to credit loss in the event of nonperformance by the counterparties is limited to only those gains that we have recorded, but for which we have not yet received cash payment. The master netting agreements reduce the amount of loss the company would incur should the counterparties fail to meet their obligations.  At December 31, 2017 and 2016, the maximum exposure to credit loss, was $22 million and $72 million, respectively, before the application of any master netting agreements.  See Note 9 for further information concerning derivatives.

NOTE 6 – CREDIT COMMITMENTS

Revolving credit facilities
We have three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and us for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of December 31, 2017 was $7.75 billion.

•	The 364-day facility of $3.15 billion (of which $2.33 billion is available to us) expires in September 2018.

•	The three-year facility, as amended in September 2017, of $2.73 billion (of which $2.01 billion is available to us) expires in September 2020.

•	The five-year facility, as amended in September 2017, of $4.62 billion (of which $3.41 billion is available to us) expires in September 2022.

At December 31, 2017, Caterpillar’s consolidated net worth was $13.72 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined in the Credit Facility as the consolidated shareholders' equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income/(loss).

At December 31, 2017, our covenant interest coverage ratio was 1.88 to 1.  This is above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense, calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at December 31, 2017, our six-month covenant leverage ratio was 7.38 to 1 and our year-end covenant leverage ratio was 7.71 to 1.  This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event that either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At December 31, 2017, there were no borrowings under the Credit Facility.

Bank borrowings
Available credit lines with banks as of December 31, 2017 totaled $4.59 billion.  These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements. As of December 31, 2017 and 2016, we had $1.48 billion and $1.42 billion, respectively, outstanding against these credit lines and were in compliance with all debt covenants under these credit lines. The remaining available credit commitments may be withdrawn any time at the lenders' discretion.

Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction.  We do not hold reserves to fund the payment of the demand notes.  The notes are offered on a continuous basis. As of December 31, 2017 and 2016, there was $481 million and $556 million of variable denomination floating rate demand notes outstanding. The maximum amount of variable denomination floating rate demand notes that we may have outstanding at any time may not exceed $1.25 billion.

Notes receivable from/payable to Caterpillar
Under our variable amount and term lending agreements and other notes receivable with Caterpillar, we may borrow up to $2.79 billion from Caterpillar and Caterpillar may borrow up to $2.14 billion from us.  The variable amount lending agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice.  The term lending agreements have remaining maturities ranging up to ten years. We had notes payable of $1.64 billion and notes receivable of $559 million outstanding under these agreements as of December 31, 2017, compared with notes payable of $1.64 billion and notes receivable of $530 million as of December 31, 2016.

Committed credit facility
We extended a $2 billion committed credit facility to Caterpillar, which expires in February 2019.  We receive a fee from Caterpillar based on amounts drawn under the credit facility and a commitment fee for the undrawn amounts under the credit facility.  At December 31, 2017, there were no borrowings under this credit facility.

NOTE 7 – SHORT-TERM BORROWINGS

Short-term borrowings outstanding as of December 31, were comprised of the following:

(Millions of dollars)
	2017		2016
	Balance	Avg. Rate	Balance	Avg. Rate
Commercial paper, net	$3,680	1.1%	$5,985	0.9%
Bank borrowings	675	5.2%	553	7.5%
Variable denomination floating rate demand notes	481	1.1%	556	0.9%
Total	$4,836		$7,094

NOTE 8 – LONG-TERM DEBT

During 2017, we issued $7.29 billion of medium-term notes, of which $4.89 billion were at fixed interest rates and $2.40 billion were at floating interest rates, primarily indexed to LIBOR.  At December 31, 2017, the outstanding medium-term notes had remaining maturities ranging up to 9 years. Debt issuance costs are capitalized and amortized to Interest expense using the straight-line method over the term of the debt issuance. The balance of our medium-term notes contains unamortized fair value adjustments for debt in a fair value hedge relationship.

Long-term debt outstanding as of December 31, was comprised of the following:

(Millions of dollars)
	2017		2016
	Balance	Avg. Rate	Balance	Avg. Rate
Medium-term notes	$21,362	2.5%	$19,731	2.4%
Unamortized discount and debt issuance costs	(59)		(64)
Medium-term notes, net	21,303		19,667
Bank borrowings	803	5.0%	870	4.5%
Total	$22,106		$20,537

Long-term debt outstanding as of December 31, 2017, matures as follows:

(Millions of dollars)
2018	$6,188
2019	5,681
2020	4,290
2021	1,740
2022	2,048
Thereafter	2,159
Total	$22,106

The above table includes $148 million of medium-term notes that could be called by us at some point in the future at par.

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

We also formally assess, both at the hedge’s inception and on an ongoing basis, whether the designated derivatives that are used in hedging transactions are highly effective in offsetting changes in fair value or cash flow of hedged items.  When a derivative is determined not to be highly effective as a hedge or the underlying hedged transaction is no longer probable, we discontinue hedge accounting prospectively in accordance with derecognition criteria for hedge accounting.

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

As of December 31, 2017, less than $2 million of deferred net gains, net of tax, included in equity (AOCI in the Consolidated Statements of Financial Position), related to our floating-to-fixed interest rate contracts, are expected to be reclassified to Interest expense over the next twelve months.  The actual amount recorded in Interest expense will vary based on interest rates at the time the hedged transactions impact earnings.

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

The location and fair value of derivative instruments reported in the Consolidated Statements of Financial Position were as follows:

(Millions of dollars)
		Asset (Liability) Fair Value
		December 31,
	Consolidated Statements of Financial Position Location	2017	2016
Designated derivatives
Interest rate contracts	Other assets	$3	$4
Interest rate contracts	Accrued expenses	(2)	(1)
Cross currency contracts	Other assets	7	29
Cross currency contracts	Accrued expenses	(57)	(3)
		$(49)	$29
Undesignated derivatives
Foreign exchange contracts	Other assets	$12	$12
Foreign exchange contracts	Accrued expenses	(9)	(4)
Cross currency contracts	Other assets	—	27
		$3	$35

The total notional amount of our derivative instruments was $3.69 billion and $2.63 billion as of December 31, 2017 and 2016, respectively. The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties. The amounts exchanged by the parties are calculated by reference to the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates and interest rates.

The effect of derivatives designated as hedging instruments on the Consolidated Statements of Profit was as follows:

Fair Value Hedges
(Millions of dollars)
		Year Ended December 31, 2017
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts	Other income (expense)	$(2)	$2

		Year Ended December 31, 2016
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts	Other income (expense)	$(12)	$11

		Year Ended December 31, 2015
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts	Other income (expense)	$(27)	$26

Cash Flow Hedges
(Millions of dollars)
	Year Ended December 31, 2017
		Recognized in Earnings
	Amounts of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$—	Interest expense	$3	$—
Cross currency contracts	(77)	Other income (expense)	(81)	—
Cross currency contracts		Interest expense	6	—
	$(77)		$(72)	$—

	Year Ended December 31, 2016
		Recognized in Earnings
	Amounts of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$8	Interest expense	$(3)	$—
Cross currency contracts	15	Other income (expense)	28	—
	$23		$25	$—

	Year Ended December 31, 2015
		Recognized in Earnings
	Amounts of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$2	Interest expense	$(6)	$—
Cross currency contracts	1	Other income (expense)	1	—
	$3		$(5)	$—

The effect of derivatives not designated as hedging instruments on the Consolidated Statements of Profit was as follows for the years ended December 31:

(Millions of dollars)
	Classification	2017	2016	2015
Foreign exchange contracts	Other income (expense)	$14	$(10)	$(50)
Cross currency contracts	Other income (expense)	(5)	(14)	16
		$9	$(24)	$(34)

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

Collateral is generally not required of the counterparties or us under the master netting agreements. As of December 31, 2017, 2016 and 2015, no cash collateral was received or pledged under the master netting agreements.

The effect of net settlement provisions of the master netting agreements on our derivative balances upon an event of default or a termination event as of December 31, was as follows:

Offsetting of Derivative Assets and Liabilities
(Millions of dollars)
	2017	2016
Derivative Assets
Gross Amount of Recognized Assets	$22	$72
Gross Amounts Offset	—	—
Net Amount of Assets(1)	22	72
Gross Amounts Not Offset	(10)	(7)
Net Amount	$12	$65

Derivative Liabilities
Gross Amount of Recognized Liabilities	$(68)	$(8)
Gross Amounts Offset	—	—
Net Amount of Liabilities(1)	(68)	(8)
Gross Amounts Not Offset	10	7
Net Amount	$(58)	$(1)

(1) As presented in the Consolidated Statements of Financial Position.

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

Comprehensive income/(loss) and its components are presented in the Consolidated Statements of Comprehensive Income. Changes in Accumulated other comprehensive income/(loss), net of tax, included in the Consolidated Statements of Changes in Shareholder's Equity, consisted of the following:

(Millions of dollars)	Foreign currency translation	Derivative financial instruments	Total

Balance at December 31, 2014	$(359)	$(5)	$(364)
Other comprehensive income/(loss) before reclassifications	(538)	2	(536)
Amounts reclassified from accumulated other comprehensive (income)/loss	—	3	3
Other comprehensive income/(loss)	(538)	5	(533)
Balance at December 31, 2015	$(897)	$—	$(897)
Other comprehensive income/(loss) before reclassifications	(97)	15	(82)
Amounts reclassified from accumulated other comprehensive (income)/loss	—	(16)	(16)
Other comprehensive income/(loss)	(97)	(1)	(98)
Balance at December 31, 2016	$(994)	$(1)	$(995)
Other comprehensive income/(loss) before reclassifications	407	(49)	358
Amounts reclassified from accumulated other comprehensive (income)/loss	—	45	45
Other comprehensive income/(loss)	407	(4)	403
Balance at December 31, 2017	$(587)	$(5)	$(592)

The effect of the reclassifications out of Accumulated other comprehensive income/(loss) on the Consolidated Statements of Profit during the years ended December 31, 2017, 2016 and 2015 was as follows:

(Millions of dollars)
	Classification of income (expense)	2017	2016	2015
Cross currency contracts	Other income (expense)	$(81)	$28	$1
Cross currency contracts	Interest expense	6	—	—
Interest rate contracts	Interest expense	3	(3)	(6)
Reclassifications before tax		(72)	25	(5)
Tax (provision) benefit		27	(9)	2
Total reclassifications from Accumulated other comprehensive income/(loss)		$(45)	$16	$(3)

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

No significant loss has been experienced or is anticipated under any of these guarantees.  At December 31, 2017 and 2016, the related recorded liability was less than $1 million and $1 million, respectively.  The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees was $91 million and $43 million, at December 31, 2017 and 2016, respectively.

We provide guarantees to repurchase certain loans of Caterpillar dealers from a special purpose corporation (SPC) that qualifies as a VIE (see Note 1 for additional information regarding the accounting guidance on the consolidation of VIEs).  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  We have a loan purchase agreement with the SPC that obligates us to purchase certain loans that are not paid at maturity.  We receive a fee for providing this guarantee, which provides a source of liquidity for the SPC.  We are the primary beneficiary of the SPC as our guarantees result in us having both the power to direct the activities that most significantly impact the SPC's economic performance and the obligation to absorb losses and therefore we have consolidated the financial statements of the SPC.  As of December 31, 2017 and 2016, the SPC’s assets of $1.11 billion and $1.09 billion, respectively, were primarily comprised of loans to dealers, which are included in Finance receivables, net in the Consolidated Statements of Financial Position, and the SPC's liabilities of $1.11 billion and $1.09 billion, respectively, were primarily comprised of commercial paper, which is included in Short-term borrowings in the Consolidated Statements of Financial Position.  The assets of the SPC are not available to pay our creditors. We may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

We are party to agreements in the normal course of business with selected customers and Caterpillar dealers in which we commit to provide a set dollar amount of financing on a pre-approved basis.  We also provide lines of credit to certain customers and Caterpillar dealers, of which a portion remains unused as of the end of the period.  Commitments and lines of credit generally have fixed expiration dates or other termination clauses.  It has been our experience that not all commitments and lines of credit will be used.  Management applies the same credit policies when making commitments and granting lines of credit as it does for any other financing.  We do not require collateral for these commitments/lines, but if credit is extended, collateral may be required upon funding.  As of December 31, 2017 and 2016, the amount of the unused commitments and lines of credit for dealers was $11.21 billion and $12.97 billion, respectively.  As of December 31, 2017 and 2016, the amount of the unused commitments and lines of credit for customers was $3.09 billion and $3.34 billion, respectively.

We had a commitment to purchase the corporate headquarters building for $91 million as of December 31, 2017.  The building purchase was closed on January 4, 2018.

We are involved in unresolved legal actions that arise in the normal course of business. Although it is not possible to predict with certainty the outcome of our unresolved legal actions, we believe that these unresolved legal actions will neither individually nor in the aggregate have a material adverse effect on our consolidated results of operations, financial position or liquidity.

NOTE 12 – INCOME TAXES

On December 22, 2017, U.S. tax legislation was enacted containing a broad range of tax reform provisions including a corporate tax rate reduction and changes in the U.S. taxation of non-U.S. earnings. We have not completed our accounting for the income tax effects of U.S. tax reform. However, we have made a reasonable estimate of the 2017 financial statement impact as of January 18, 2018, and recognized a provisional net benefit of $151 million. We will continue to update our calculations as additional required information is prepared and analyzed, interpretations and assumptions are refined, additional guidance is issued, and due to actions we may take as a result of the legislation. These updates could significantly impact the provision for income taxes, the amount of taxes payable, and the deferred tax asset and liability balances.

The provisionally estimated net benefit includes a $334 million write-down of net deferred tax liabilities to reflect the reduction in the U.S. corporate tax rate from 35 percent to 21 percent beginning January 1, 2018. We are still analyzing certain aspects of the law and refining our calculations of basis differences as of December 31, 2017, which could affect the measurement of these balances.

The provisionally estimated net benefit includes $183 million for the estimated cost of a mandatory deemed repatriation of non-U.S. earnings. The resulting tax liability, net of available foreign tax credits, is $131 million, payable over eight years and is included in Income taxes payable in the Consolidated Statements of Financial Position. The U.S. federal tax cost for the mandatory deemed repatriation is computed at 15.5 percent for non-U.S. earnings held in liquid assets and 8 percent for non-liquid assets, reduced by applicable foreign tax credits. These estimates are provisional due to additional information and analysis required to determine cumulative taxable earnings since 1986 for non-U.S. subsidiaries at two separate points in time and to determine the amount of earnings that are held in liquid versus non-liquid assets as defined in the new legislation at several different measurement periods. In addition, information is being gathered and analyzed to support available foreign tax credits including estimates of credit utilization and valuation allowance considerations for any remaining foreign tax credit carryforward. Due to uncertainty about aspects of the tax law, we have made various assumptions to determine our reasonable estimate that we expect to refine as additional guidance is issued.

As a result of U.S. tax reform legislation, distributions of profits from non-U.S. subsidiaries are expected to have minimal U.S. tax impact in the future. However, these distributions may be subject to non-U.S. withholding taxes if profits are distributed in certain jurisdictions. We have not recorded a deferred tax liability for withholding taxes in non-U.S. jurisdictions where earnings are considered indefinitely reinvested. If management intentions or U.S. tax law changes in the future, there could be an impact on the provision for income taxes to record an incremental tax liability in the period the change occurs.

A reconciliation of the U.S. federal statutory rate to the effective rate for the years ended December 31, was as follows:

(Millions of dollars)
	2017		2016		2015
Taxes computed at U.S. statutory rates	$206	35.0%	$196	35.0%	$217	35.0%
(Decreases) increases in taxes resulting from:
State Income Tax, net of Federal Tax	2	0.3%	2	0.4%	3	0.5%
Subsidiaries' results subject to tax rates other than U.S. statutory rates	(31)	(5.3)%	(36)	(6.5)%	(25)	(4.0)%
Income from non-U.S. subsidiaries taxed at U.S. statutory rates, net of foreign tax credits(1)	(16)	(2.7)%	2	0.3%	(39)	(6.3)%
Foreign currency translation taxed at non-U.S. subsidiaries	(12)	(2.0)%	13	2.3%	6	0.9%
U.S. deferred tax rate change	(334)	(56.6)%	—	—%	—	—%
Mandatory deemed repatriation of non-U.S. earnings	183	31.0%	—	—%	—	—%
Other, net	(2)	(0.4)%	(6)	(1.1)%	(4)	(0.6)%
Provision (benefit) for income taxes	$(4)	(0.7)%	$171	30.4%	$158	25.5%

(1) Excludes provisionally estimated net benefit from 2017 U.S. tax reform.

The components of Profit before income taxes for the years ended December 31, were as follows:

(Millions of dollars)
	2017	2016	2015
U.S.	$285	$249	$230
Non-U.S.	305	312	389
Total	$590	$561	$619

Profit before income taxes, as shown above, is based on the location of the entity to which such earnings are attributable.  Where an entity’s earnings are subject to taxation, however, may not correlate solely to where an entity is located.  Thus, the income tax provision shown below as U.S. or non-U.S. may not correspond to the earnings shown above.

The components of the Provision (benefit) for income taxes were as follows for the years ended December 31:

(Millions of dollars)
	2017	2016	2015
Current income tax provision (benefit):
U.S.	$157	$(18)	$(21)
Non-U.S.	102	111	109
State (U.S.)	1	—	2
	260	93	90

Deferred income tax provision (benefit):
U.S.	(239)	90	45
Non-U.S.	(28)	(15)	21
State (U.S.)	3	3	2
	(264)	78	68

Total Provision (benefit) for income taxes	$(4)	$171	$158

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

(Millions of dollars)
	2017	2016
Assets:
Deferred and refundable income taxes	$101	$89
Liabilities:
Deferred income taxes and other liabilities	(579)	(939)
Deferred income taxes, net	$(478)	$(850)

Our consolidated deferred income taxes consisted of the following components as of December 31:

(Millions of dollars)
	2017	2016
Deferred income tax assets:
Allowance for credit losses	$96	$148
Tax carryforwards	43	73
	139	221

Deferred income tax liabilities (primarily lease basis differences)	(441)	(693)

Valuation allowance for deferred income tax assets	(11)	(10)

Deferred income tax on translation adjustment	(165)	(368)

Deferred income taxes, net	$(478)	$(850)

As of December 31, 2017, amounts and expiration dates of net operating loss (NOL) carryforwards in various U.S. state taxing jurisdictions were:

(Millions of dollars)
2018	2019	2020	2021	2022-2037	Total
$6	$4	$1	$5	$137	$153

The gross deferred income tax asset associated with these NOL carryforwards is $12 million as of December 31, 2017, partially offset by a valuation allowance of $1 million.

In some U.S. state income tax jurisdictions, we join with other Caterpillar entities in filing combined income tax returns.  In other U.S. state income tax jurisdictions, we file on a separate, stand-alone basis.

As of December 31, 2017, amounts and expiration dates of NOL carryforwards in various non-U.S. taxing jurisdictions were:

(Millions of dollars)
2018	2019	2020	2021	2022-2037	Unlimited	Total
$—	$—	$—	$26	$45	$53	$124

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

A reconciliation of the beginning and ending amounts of gross unrecognized income tax benefits for uncertain income tax positions, including positions impacting only the timing of income tax benefits was as follows:

(Millions of dollars)
	2017	2016
Reconciliation of unrecognized income tax benefits(1):
Balance at beginning of year	$4	$—
Additions for income tax positions related to current year	—	1
Additions for income tax positions related to prior year	—	3
Reductions for income tax positions related to settlements(2)	(4)	—
Balance at end of year	$—	$4

Amount that, if recognized, would impact the effective tax rate	$—	$—

(1) Foreign currency translation amounts are included within each line as applicable.
(2) Includes cash payment or other reduction of assets to settle liability.

We classify interest and penalties on income taxes as a component of the provision for income taxes.  During the years ended December 31, 2017, 2016 and 2015, we recognized an expense of $2 million, a benefit of less than $1 million and an expense of less than $1 million in interest and penalties, respectively.  As of December 31, 2017 and 2016, the total amount of accrued interest and penalties was less than $1 million and $2 million, respectively.

On January 31, 2018, Caterpillar received a Revenue Agent's Report (RAR) from the IRS indicating the end of field examination of our U.S. tax returns for 2010 to 2012. Tax years prior to 2007 are generally no longer subject to U.S. tax assessment. In our major non-U.S. jurisdictions, tax years are typically subject to examination for three to seven years. Due to the uncertainty related to the timing and potential outcome of audits, we cannot estimate the range of reasonably possible change in unrecognized tax benefits in the next 12 months.

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

Derivative financial instruments are measured on a recurring basis at fair value and are classified as Level 2 measurements.  We had derivative financial instruments in a net liability position included in our Consolidated Statements of Financial Position of $46 million as of December 31, 2017, and in a net asset position of $64 million as of December 31, 2016.

Impaired loans
Our impaired loans are subject to measurement at fair value on a nonrecurring basis and are classified as Level 3 measurements. A loan is considered impaired when management determines that collection of contractual amounts due is not probable. In these cases, an allowance for credit losses may be established based either on the present value of expected future cash flows discounted at the receivables' effective interest rate, the fair value of the collateral for collateral-dependent receivables or the observable market price of the receivable. In determining collateral value, we estimate the current fair market value of the collateral less selling costs. We had impaired loans carried at the fair value of $341 million and $137 million as of December 31, 2017 and 2016, respectively.

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

Please refer to the table below for the fair values of our financial instruments.

(Millions of dollars)	2017		2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Cash and cash equivalents	$708	$708	$1,795	$1,795	1
Finance receivables, net (excluding finance leases(1))	$20,063	$20,019	$20,101	$19,949	3	Note 2
Interest rate contracts:
In a net receivable position	$3	$3	$4	$4	2	Note 9
In a net payable position	$(2)	$(2)	$(1)	$(1)	2	Note 9
Cross currency contracts
In a receivable position	$7	$7	$56	$56	2	Note 9
In a payable position	$(57)	$(57)	$(3)	$(3)	2	Note 9
Foreign currency contracts:
In a receivable position	$12	$12	$12	$12	2	Note 9
In a payable position	$(9)	$(9)	$(4)	$(4)	2	Note 9
Restricted cash and cash equivalents(2)	$24	$24	$29	$29	1
Short-term borrowings	$(4,836)	$(4,836)	$(7,094)	$(7,094)	1	Note 7
Long-term debt	$(22,106)	$(22,230)	$(20,537)	$(20,724)	2	Note 8
Guarantees	$—	$—	$(1)	$(1)	3	Note 11

(1) As of December 31, 2017 and 2016, represents finance leases with a net carrying value of $7.06 billion and $6.11 billion, respectively.
(2) Included in Other assets in the Consolidated Statements of Financial Position.

NOTE 14 – TRANSACTIONS WITH RELATED PARTIES

We have a Support Agreement with Caterpillar, which provides that Caterpillar will (1) remain, directly or indirectly, our sole owner; (2) cause us to maintain a tangible net worth of at least $20 million and (3) ensure that we maintain a ratio of profit before income taxes and interest expense to interest expense (as defined by the Support Agreement) of not less than 1.15 to 1, calculated on an annual basis. Although this agreement can be modified or terminated by either party, any termination or any modification which would adversely affect holders of our debt requires the consent of holders of 66-2/3 percent in principal amount of outstanding debt of each series so affected.  Any modification or termination which would adversely affect the lenders under the Credit Facility requires their consent.  Caterpillar's obligation under this agreement is not directly enforceable by any of our creditors and does not constitute a guarantee of any of our obligations.  Cash dividends of $725 million, $275 million and $600 million were paid to Caterpillar in 2017, 2016 and 2015, respectively.

We have variable amount and term lending agreements and other notes receivable with Caterpillar.  Under these agreements, we may borrow up to $2.79 billion from Caterpillar, and Caterpillar may borrow up to $2.14 billion from us.  The variable amount lending agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice.  The term lending agreements have remaining maturities ranging up to ten years. We extended a $2 billion committed credit facility to Caterpillar, which expires in February 2019.  Under this agreement, we receive a fee from Caterpillar based on amounts drawn under the credit facility and a commitment fee for the undrawn amounts under the credit facility.  Information concerning these agreements was as follows:

(Millions of dollars)
	2017	2016	2015
Notes payable as of December 31,	$1,638	$1,637	$1,096
Notes receivable as of December 31,	$559	$530	$490
Interest expense	$21	$15	$6
Interest income on Notes Receivable with Caterpillar(1)	$74	$30	$21
Fees on committed credit facility extended to Caterpillar(1)	$40	$40	$40

(1) Included in Other revenues, net in the Consolidated Statements of Profit.

We have agreements with Caterpillar to purchase certain trade receivables at a discount. Information pertaining to these purchases was as follows:

(Millions of dollars)
	2017	2016	2015
Purchases made	$34,667	$28,631	$33,154
Discounts earned	$253	$207	$222
Purchased Receivables as of December 31,	$3,461	$2,431	$2,601

We participate in certain marketing programs offered in conjunction with Caterpillar that allow us to periodically offer financing to customers at interest rates that are below market rates.  Under these marketing programs, Caterpillar funds an amount at the outset of the transaction, which we then recognize as revenue over the term of the financing.  During 2017, 2016 and 2015, relative to such programs, we received $250 million, $233 million and $188 million, respectively. We have finance receivables and equipment on operating leases, net of depreciation, with Caterpillar of $17 million and $18 million as of December 31, 2017 and 2016, respectively. For the years ended December 31, 2017, 2016 and 2015, we recognized revenues of $4 million, $8 million and $9 million, respectively, related to these finance receivables and operating leases.  For the years ended December 31, 2017, 2016 and 2015, we recognized depreciation related to these operating leases of $3 million, $7 million and $7 million, respectively. At December 31, 2017 and 2016, $481 million and $403 million, respectively, of our portfolio is subject to guarantees by Caterpillar and affiliates.

We participate in various benefit plans, which are administered by Caterpillar.  These plans include employee medical plans and postretirement benefit plans.  We reimburse Caterpillar for these charges.  During 2017, 2016 and 2015, these charges amounted to $31 million, $29 million and $29 million, respectively.  Included in these charges are contributions to defined benefit plans in the amount of $8 million in 2017 and $7 million for 2016 and 2015, respectively.  These contributions are related to our participation in the following defined benefit plans that are administered by Caterpillar: the Caterpillar Inc. Retirement Income Plan, the Caterpillar Inc. Supplemental Retirement Plan and the Caterpillar Inc. Retiree Benefit Program. The total cost of the defined benefit plans is determined by actuarial valuation and we receive an allocation of the service and prior service cost based on headcount. We participate in the Caterpillar stock incentive plans.  In 2017, 2016 and 2015, Caterpillar allocated to us $8 million, $9 million and $12 million, respectively, in expenses related to stock based compensation.  Further information about these plans is available in Caterpillar’s 2017 Annual Report on Form 10-K filed separately with the Securities and Exchange Commission.

Caterpillar provides operational and administrative support, which is integral to the conduct of our business.  In 2017, 2016 and 2015, these operational and support charges for which we reimburse Caterpillar amounted to $30 million, $28 million and $37 million, respectively. In addition, we provide administrative support services to certain Caterpillar subsidiaries.  Caterpillar reimburses us for these charges.  During 2017, 2016 and 2015, these charges amounted to $9 million, $9 million and $12 million, respectively.

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

NOTE 15 – LEASES

We lease our offices and other property through operating leases.  Rental expense is charged to operations as incurred.  For 2017, 2016 and 2015, total rental expense for operating leases was $16 million, $17 million and $16 million, respectively.  At December 31, 2017, minimum payments for operating leases having initial non-cancelable terms in excess of one year were as follows:

(Millions of dollars)
2018	$8
2019	6
2020	4
2021	3
2022	3
Thereafter	3
Total	$27

We had a commitment to purchase the corporate headquarters building for $91 million as of December 31, 2017.  The building purchase was closed on January 4, 2018.

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

•
Latin America and Caterpillar Power Finance - Includes our operations in Mexico, Central and South American countries. This segment also includes Caterpillar Power Finance (CPF), which finances marine vessels with Caterpillar engines worldwide and also provides financing for Caterpillar electrical power generation, gas compression and co-generation systems and non-Caterpillar equipment that is powered by these systems worldwide.

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

•	Timing - Timing differences in the recognition of costs between segment reporting and consolidated external reporting.

•	Methodology - Methodology differences between segment reporting and consolidated external reporting are as follows:

◦	Segment assets include off-balance sheet managed assets for which we maintain servicing responsibilities.

◦	The impact of differences between the actual leverage and the segment leverage ratios.

◦	Interest expense includes realized forward points on foreign currency forward contracts.

◦	The net gain or loss from interest rate derivatives.

◦	The profit attributable to noncontrolling interests is considered a component of segment profit.

Supplemental segment data and reconciliations to consolidated external reporting for the years ended December 31 was as follows:

(Millions of dollars) 2017	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at December 31, 2017	Capital expenditures
North America	$1,337	$353	$306	$520	$36	$14,790	$992
Europe	307	116	37	80	4	4,332	103
Asia/Pacific	267	99	87	25	(5)	4,214	6
Latin America and CPF	447	47	165	41	94	6,153	54
Mining	272	49	50	142	8	2,399	210
Total Segments	2,630	664	645	808	137	31,888	1,365
Unallocated	90	(220)	193	—	—	1,719	8
Timing	(31)	(6)	—	2	(5)	53	—
Methodology	—	152	(171)	—	—	(256)	—
Inter-segment Eliminations (1)	—	—	—	—	—	(244)	—
Total	$2,689	$590	$667	$810	$132	$33,160	$1,373

2016	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at December 31, 2016	Capital expenditures
North America	$1,230	$326	$287	$477	$28	$14,925	$1,174
Europe	268	86	33	83	—	3,834	147
Asia/Pacific	254	82	81	29	3	3,620	74
Latin America and CPF	487	77	156	61	100	7,270	26
Mining	308	49	47	188	7	2,734	206
Total Segments	2,547	620	604	838	138	32,383	1,627
Unallocated	80	(138)	116	—	—	1,688	6
Timing	(32)	(12)	—	3	(3)	27	3
Methodology	—	91	(109)	—	—	(220)	—
Inter-segment Eliminations (1)	—	—	—	—	—	(263)	—
Total	$2,595	$561	$611	$841	$135	$33,615	$1,636

2015	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at December 31, 2015	Capital expenditures
North America	$1,156	$370	$261	$409	$7	$14,419	$1,118
Europe	284	96	31	76	3	3,758	136
Asia/Pacific	285	65	100	21	29	3,923	37
Latin America and CPF	533	108	152	104	64	7,376	89
Mining	380	52	56	226	14	2,947	69
Total Segments	2,638	691	600	836	117	32,423	1,449
Unallocated	65	(101)	67	—	—	1,743	9
Timing	(30)	(32)	—	—	2	164	3
Methodology	—	61	(74)	—	—	(216)	—
Inter-segment Eliminations (1)	—	—	—	—	—	(247)	—
Total	$2,673	$619	$593	$836	$119	$33,867	$1,461

(1) Elimination is primarily related to intercompany loans.

Geographic information:

(Millions of dollars)
	2017	2016	2015
Revenues
Inside U.S.	$1,551	$1,397	$1,330
Inside Canada	157	171	198
Inside Australia	139	176	200
All other	842	851	945
Total	$2,689	$2,595	$2,673

Equipment on Operating Leases and Non-Leased Equipment (included in Other Assets), Net	2017	2016
Inside U.S.	$2,554	$2,401
Inside Canada	413	535
Inside Australia	113	250
All other	550	584
Total	$3,630	$3,770

NOTE 17 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(Millions of dollars)
2017	First quarter	Second quarter	Third quarter	Fourth quarter
Total revenues	$662	$676	$673	$678
Profit before income taxes	$167	$164	$126	$133
Profit	$115	$114	$86	$271

2016	First quarter	Second quarter	Third quarter	Fourth quarter
Total revenues	$643	$659	$651	$642
Profit before income taxes	$145	$148	$146	$122
Profit	$100	$102	$97	$85