Form 10-Q
period 2018-03-31
CATERPILLAR FINANCIAL SERVICES CORP
filed 2018-05-02
CIK 764764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Yes [    ] No [✓ ]

As of May 2, 2018, one share of common stock of the registrant was outstanding, which is owned by Caterpillar Inc.

The registrant is a wholly owned subsidiary of Caterpillar Inc. and meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced disclosure format.

UNAUDITED

PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In addition to the accompanying unaudited consolidated financial statements for Caterpillar Financial Services Corporation (together with its subsidiaries, "Cat Financial," "the Company," "we," "us" or "our"), we suggest that you read our 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 15, 2018. The Company files electronically with the SEC required reports on Form 8-K, Form 10-Q, Form 10-K and registration statements on Form S-3 and other forms or reports as required.  The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.  Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished with the SEC are available free of charge through Caterpillar Inc.’s website (www.caterpillar.com/secfilings) as soon as reasonably practicable after filing with the SEC.  Copies may also be obtained free of charge by writing to:  Legal Dept., Caterpillar Financial Services Corporation, 2120 West End Ave., Nashville, Tennessee 37203-0001.  In addition, the public may obtain more detailed information about our parent company, Caterpillar Inc., by visiting its website (www.caterpillar.com).  None of the information contained at any time on our website, Caterpillar’s website or the SEC’s website is incorporated by reference into this document.

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF PROFIT
(Unaudited)
(Dollars in Millions)

	Three Months Ended March 31,
	2018	2017

Revenues:
Retail finance	$317	$308
Operating lease	244	245
Wholesale finance	91	65
Other, net	38	44
Total revenues	690	662

Expenses:
Interest	174	162
Depreciation on equipment leased to others	199	205
General, operating and administrative	110	97
Provision for credit losses	67	16
Other	9	11
Total expenses	559	491

Other income (expense)	(7)	(4)

Profit before income taxes	124	167

Provision for income taxes	29	50

Profit of consolidated companies	95	117

Less: Profit attributable to noncontrolling interests	4	2

Profit [1]	$91	$115

1 Profit attributable to Caterpillar Financial Services Corporation.

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Millions)

	Three Months Ended March 31,
	2018	2017

Profit of consolidated companies	$95	$117

Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (expense)/benefit of: 2018 $16; 2017 $10	71	80
Derivative financial instruments:
Gains (losses) deferred, net of tax (expense)/benefit of: 2018 $7; 2017 $6	(26)	(12)
(Gains) losses reclassified to earnings, net of tax expense/(benefit) of: 2018 $(5); 2017 $(7)	20	14
Total Other comprehensive income (loss), net of tax	65	82

Comprehensive income (loss)	160	199

Less: Comprehensive income (loss) attributable to the noncontrolling interests	10	2

Comprehensive income (loss) attributable to Caterpillar Financial Services Corporation	$150	$197

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in Millions, except share data)

	March 31, 2018	December 31, 2017
Assets:
Cash and cash equivalents	$735	$708
Finance receivables, net	27,433	27,126
Notes receivable from Caterpillar	621	559
Equipment on operating leases,
less accumulated depreciation	3,511	3,568
Deferred and refundable income taxes	181	174
Other assets	1,060	1,025
Total assets	$33,541	$33,160

Liabilities and shareholder’s equity:
Payable to dealers and others	$162	$190
Payable to Caterpillar - other	94	85
Accrued expenses	295	274
Income taxes payable	146	158
Payable to Caterpillar - borrowings	1,530	1,638
Short-term borrowings	5,726	4,836
Current maturities of long-term debt	6,409	6,188
Long-term debt	15,185	15,918
Deferred income taxes and other liabilities	570	609
Total liabilities	30,117	29,896

Commitments and contingent liabilities (Notes 7 and 9)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid-in amount)	745	745
Additional paid-in capital	2	2
Retained earnings	3,060	2,969
Accumulated other comprehensive income/(loss)	(533)	(592)
Noncontrolling interests	150	140
Total shareholder’s equity	3,424	3,264

Total liabilities and shareholder’s equity	$33,541	$33,160

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Unaudited)
(Dollars in Millions)

Three Months Ended March 31, 2017	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Noncontrolling interests	Total
Balance at December 31, 2016	$745	$2	$3,108	$(995)	$125	$2,985
Profit of consolidated companies			115		2	117
Foreign currency translation, net of tax				80	—	80
Derivative financial instruments, net of tax				2		2
Balance at March 31, 2017	$745	$2	$3,223	$(913)	$127	$3,184

Three Months Ended March 31, 2018
Balance at December 31, 2017	$745	$2	$2,969	$(592)	$140	$3,264
Profit of consolidated companies			91		4	95
Foreign currency translation, net of tax				65	6	71
Derivative financial instruments, net of tax				(6)		(6)
Balance at March 31, 2018	$745	$2	$3,060	$(533)	$150	$3,424

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Profit of consolidated companies	$95	$117
Adjustments for non-cash items:
Depreciation and amortization	202	208
Amortization of receivables purchase discount	(82)	(54)
Provision for credit losses	67	16
Other, net	22	(9)
Changes in assets and liabilities:
Receivables from others	(11)	65
Other receivables/payables with Caterpillar	4	—
Payable to dealers and others	16	(2)
Accrued interest payable	1	3
Accrued expenses and other liabilities, net	(31)	(32)
Income taxes payable	(34)	43
Settlements of designated derivatives	5	—
Net cash provided by operating activities	254	355

Cash flows from investing activities:
Expenditures for equipment on operating leases	(269)	(270)
Capital expenditures - excluding equipment on operating leases	(92)	(1)
Proceeds from disposals of equipment	205	216
Additions to finance receivables	(2,955)	(2,535)
Collections of finance receivables	3,171	2,788
Net changes in Caterpillar purchased receivables	(489)	(459)
Proceeds from sales of receivables	69	17
Net change in variable lending to Caterpillar	8	(1,560)
Additions to other notes receivable with Caterpillar	(90)	—
Collections on other notes receivable with Caterpillar	20	18
Settlements of undesignated derivatives	(1)	10
Net cash provided by (used for) investing activities	(423)	(1,776)

Cash flows from financing activities:
Net change in variable lending from Caterpillar	(107)	(1)
Payments on borrowings with Caterpillar	—	(49)
Proceeds from debt issued (original maturities greater than three months)	1,541	2,355
Payments on debt issued (original maturities greater than three months)	(2,408)	(1,974)
Short-term borrowings, net (original maturities three months or less)	1,145	392
Net cash provided by (used for) financing activities	171	723

Effect of exchange rate changes on cash, cash equivalents and restricted cash	4	6

Increase/(decrease) in cash, cash equivalents and restricted cash	6	(692)
Cash, cash equivalents and restricted cash at beginning of year(1)	732	1,824
Cash, cash equivalents and restricted cash at end of period(1)	$738	$1,132

(1) As of March 31, 2018 and December 31, 2017, restricted cash, which is included in Other assets in the Consolidated Statements of Financial Position, was $3 million and $24 million, respectively. Restricted cash includes cash related to syndication activities and certain tax deferred transactions which were discontinued in 2018 due to U.S. tax reform legislation.
See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated profit for the three months ended March 31, 2018 and 2017, (b) the consolidated comprehensive income for the three months ended March 31, 2018 and 2017, (c) the consolidated financial position as of March 31, 2018 and December 31, 2017, (d) the consolidated changes in shareholder's equity for the three months ended March 31, 2018 and 2017 and (e) the consolidated cash flows for the three months ended March 31, 2018 and 2017. The preparation of financial statements, in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), requires management to make estimates and assumptions that affect reported amounts.  Significant estimates include residual values for leased assets, allowance for credit losses and income taxes.  Actual results may differ from these estimates.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2017 (2017 Form 10-K) filed with the SEC on February 15, 2018. The December 31, 2017 financial position data included herein was derived from the audited consolidated financial statements included in the 2017 Form 10-K, but does not include all disclosures required by U.S. GAAP. Certain amounts for prior periods have been reclassified to conform with current period financial statement presentation.

We consolidate all variable interest entities (VIEs) where we are the primary beneficiary. For VIEs, we assess whether we are the primary beneficiary as prescribed by the accounting guidance on the consolidation of VIEs. The primary beneficiary of a VIE is the party that has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entity. Please refer to Note 7 for more information.

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

Revenue recognition – In May 2014, the Financial Accounting Standards Board (FASB) issued new revenue recognition guidance to provide a single, comprehensive revenue recognition model for all contracts with customers. Under the new guidance, an entity will recognize revenue to depict the transfer of promised goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. A five step model has been introduced for an entity to apply when recognizing revenue. The new guidance also includes enhanced disclosure requirements. The guidance was effective January 1, 2018 and was applied on a modified retrospective basis. The adoption did not have a material impact on our financial statements.

Recognition and measurement of financial assets and financial liabilities – In January 2016, the FASB issued accounting guidance that affects the accounting for equity investments, financial liabilities accounted for under the fair value option and the presentation and disclosure requirements for financial instruments. Under the new guidance, all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification for equity securities with readily determinable fair values. For financial liabilities when the fair value option has been elected, changes in fair value due to instrument-specific credit risk will be recognized separately in other comprehensive income. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The guidance was effective January 1, 2018 and was applied on a modified retrospective basis. The adoption did not have a material impact on our financial statements.

UNAUDITED

Lease accounting – In February 2016, the FASB issued accounting guidance that revises the accounting for leases. Under the new guidance, lessees are required to recognize a right-of-use asset and a lease liability for substantially all leases. The new guidance will continue to classify leases as either financing or operating, with classification affecting the pattern of expense recognition. The accounting applied by a lessor under the new guidance will be substantially equivalent to current lease accounting guidance except for certain targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model. The new guidance is effective January 1, 2019, with early adoption permitted. The new standard is required to be applied with a modified retrospective approach to each prior reporting period presented and provides for certain practical expedients. An implementation team is currently designing new processes and controls and evaluating our population of leased assets to assess the effect of the new guidance on our financial statements. We also have a team evaluating the impact of the changes to lessor accounting. We plan to adopt the new guidance effective January 1, 2019.

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

Classification for certain cash receipts and cash payments – In August 2016, the FASB issued accounting guidance related to the presentation and classification of certain transactions in the statement of cash flows where diversity in practice exists. The guidance was effective January 1, 2018 and was applied on a retrospective basis. The adoption did not have a material impact on our financial statements.

Classification of restricted cash – In November 2016, the FASB issued accounting guidance related to the presentation and classification of changes in restricted cash on the statement of cash flows where diversity in practice exists. The guidance was effective January 1, 2018 and was applied on a retrospective basis. The adoption did not have a material impact on our financial statements.

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

Reclassification of certain tax effects from accumulated other comprehensive income – In February 2018, the FASB issued accounting guidance to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from U.S. tax reform legislation. The new guidance is required to be applied either in the period of adoption or retrospectively to each period affected by U.S. tax reform legislation. The guidance is effective January 1, 2019, with early adoption permitted. We are in the process of evaluating the effect of the new guidance on our financial statements.

UNAUDITED

3.	Finance Receivables

A summary of finance receivables included in the Consolidated Statements of Financial Position was as follows:

(Millions of dollars)	March 31, 2018	December 31, 2017
Finance leases and installment sale contracts – Retail	$14,855	$14,647
Retail notes receivable(1)	9,082	9,417
Wholesale notes receivable	4,633	4,161
Finance leases and installment sale contracts – Wholesale	120	119
	28,690	28,344
Less: Unearned income	(854)	(853)
Recorded investment in finance receivables	27,836	27,491
Less: Allowance for credit losses	(403)	(365)
Total finance receivables, net	$27,433	$27,126

(1) Includes $221 million of finance receivables classified as held for sale as of March 31, 2018.

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

UNAUDITED

We further evaluate our portfolio segments by the class of finance receivables, which is defined as a level of information (below a portfolio segment) in which the finance receivables have the same initial measurement attribute and a similar method for assessing and monitoring credit risk. Typically, our finance receivables within a geographic area have similar credit risk profiles and methods for assessing and monitoring credit risk. Our classes, which align with management reporting for credit losses, are as follows:

•	North America - Finance receivables originated in the United States and Canada.

•	Europe - Finance receivables originated in Europe, Africa, the Middle East and the Commonwealth of Independent States.

•	Asia/Pacific - Finance receivables originated in Australia, New Zealand, China, Japan and Southeast Asia.

•	Mining - Finance receivables related to large mining customers worldwide and project financing in various countries.

•	Latin America - Finance receivables originated in Mexico and Central and South American countries.

•
Caterpillar Power Finance - Finance receivables originated worldwide related to marine vessels with Caterpillar engines and Caterpillar electrical power generation, gas compression and co-generation systems and non-Caterpillar equipment that is powered by these systems.

Our allowance for credit losses as of March 31, 2018 was $403 million or 1.45 percent of our recorded investment in finance receivables compared with $365 million or 1.33 percent as of December 31, 2017. An analysis of the allowance for credit losses was as follows:

(Millions of dollars)
	March 31, 2018
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$353	$9	$3	$365
Receivables written off	(40)	—	—	(40)
Recoveries on receivables previously written off	10	—	—	10
Provision for credit losses	66	—	1	67
Adjustment due to sale of receivables	(2)	—	—	(2)
Foreign currency translation adjustment	3	—	—	3
Balance at end of period	$390	$9	$4	$403

Individually evaluated for impairment	$194	$—	$—	$194
Collectively evaluated for impairment	196	9	4	209
Ending Balance	$390	$9	$4	$403

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$973	$—	$—	$973
Collectively evaluated for impairment	18,787	4,061	4,015	26,863
Ending Balance	$19,760	$4,061	$4,015	$27,836

UNAUDITED

(Millions of dollars)
	December 31, 2017
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$331	$10	$2	$343
Receivables written off	(157)	—	—	(157)
Recoveries on receivables previously written off	43	—	—	43
Provision for credit losses	129	(1)	1	129
Adjustment due to sale of receivables	(1)	—	—	(1)
Foreign currency translation adjustment	8	—	—	8
Balance at end of year	$353	$9	$3	$365

Individually evaluated for impairment	$149	$—	$—	$149
Collectively evaluated for impairment	204	9	3	216
Ending Balance	$353	$9	$3	$365

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$942	$—	$—	$942
Collectively evaluated for impairment	18,847	4,241	3,461	26,549
Ending Balance	$19,789	$4,241	$3,461	$27,491

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

(Millions of dollars)
	March 31, 2018
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Recorded Investment in Finance Receivables	91+ Still Accruing
Customer
North America	$73	$28	$38	$139	$8,001	$8,140	$6
Europe	20	23	54	97	2,759	2,856	10
Asia/Pacific	25	11	14	50	2,653	2,703	6
Mining	7	1	12	20	1,755	1,775	1
Latin America	49	43	143	235	1,476	1,711	3
Caterpillar Power Finance	41	57	209	307	2,268	2,575	28
Dealer
North America	—	—	—	—	2,277	2,277	—
Europe	—	—	—	—	385	385	—
Asia/Pacific	—	—	—	—	526	526	—
Mining	—	—	—	—	4	4	—
Latin America	1	2	73	76	791	867	—
Caterpillar Power Finance	—	—	—	—	2	2	—
Caterpillar Purchased Receivables
North America	11	13	5	29	2,458	2,487	5
Europe	1	—	2	3	444	447	1
Asia/Pacific	2	1	1	4	708	712	1
Mining	—	—	—	—	—	—	—
Latin America	—	—	—	—	363	363	—
Caterpillar Power Finance	—	—	—	—	6	6	—
Total	$230	$179	$551	$960	$26,876	$27,836	$61

UNAUDITED

(Millions of dollars)
	December 31, 2017
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Recorded Investment in Finance Receivables	91+ Still Accruing
Customer
North America	$71	$15	$42	$128	$8,040	$8,168	$8
Europe	21	10	46	77	2,718	2,795	13
Asia/Pacific	18	7	14	39	2,520	2,559	5
Mining	3	1	60	64	1,751	1,815	9
Latin America	37	55	142	234	1,546	1,780	—
Caterpillar Power Finance	20	32	144	196	2,476	2,672	1
Dealer
North America	—	—	—	—	2,394	2,394	—
Europe	—	—	—	—	417	417	—
Asia/Pacific	—	—	—	—	578	578	—
Mining	—	—	—	—	5	5	—
Latin America	—	72	—	72	773	845	—
Caterpillar Power Finance	—	—	—	—	2	2	—
Caterpillar Purchased Receivables
North America	24	5	2	31	2,010	2,041	2
Europe	1	2	1	4	344	348	—
Asia/Pacific	—	—	—	—	630	630	—
Mining	—	—	—	—	—	—	—
Latin America	—	—	—	—	437	437	—
Caterpillar Power Finance	—	—	—	—	5	5	—
Total	$195	$199	$451	$845	$26,646	$27,491	$38

UNAUDITED

Impaired finance receivables
For all classes, a finance receivable is considered impaired, based on current information and events, if it is probable that we will be unable to collect all amounts due according to the contractual terms. Impaired finance receivables include finance receivables that have been restructured and are considered to be troubled debt restructures.

There were no impaired finance receivables as of March 31, 2018 and December 31, 2017, for the Dealer and Caterpillar Purchased Receivables portfolio segments. Our recorded investment in impaired finance receivables and the related unpaid principal balances and allowance for the Customer portfolio segment were as follows:

(Millions of dollars)
	As of March 31, 2018			As of December 31, 2017
Impaired Finance Receivables With No Allowance Recorded	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
North America	$16	$16	$—	$19	$19	$—
Europe	7	7	—	45	45	—
Asia/Pacific	28	28	—	34	33	—
Mining	50	50	—	121	121	—
Latin America	46	46	—	45	45	—
Caterpillar Power Finance	195	207	—	160	172	—
Total	$342	$354	$—	$424	$435	$—
Impaired Finance Receivables With An Allowance Recorded
North America	$60	$58	$21	$44	$43	$17
Europe	49	49	13	9	8	5
Asia/Pacific	5	5	1	8	8	2
Mining	67	67	18	—	—	—
Latin America	71	71	40	95	106	42
Caterpillar Power Finance	379	381	101	362	365	83
Total	$631	$631	$194	$518	$530	$149
Total Impaired Finance Receivables
North America	$76	$74	$21	$63	$62	$17
Europe	56	56	13	54	53	5
Asia/Pacific	33	33	1	42	41	2
Mining	117	117	18	121	121	—
Latin America	117	117	40	140	151	42
Caterpillar Power Finance	574	588	101	522	537	83
Total	$973	$985	$194	$942	$965	$149

UNAUDITED

(Millions of dollars)
	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
Impaired Finance Receivables With No Allowance Recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
North America	$17	$—	$10	$—
Europe	36	—	49	—
Asia/Pacific	32	1	9	—
Mining	103	1	128	1
Latin America	45	1	72	1
Caterpillar Power Finance	172	2	267	3
Total	$405	$5	$535	$5
Impaired Finance Receivables With An Allowance Recorded
North America	$51	$1	$61	$—
Europe	19	—	6	—
Asia/Pacific	7	—	45	1
Mining	17	—	—	—
Latin America	87	1	96	1
Caterpillar Power Finance	360	1	63	1
Total	$541	$3	$271	$3
Total Impaired Finance Receivables
North America	$68	$1	$71	$—
Europe	55	—	55	—
Asia/Pacific	39	1	54	1
Mining	120	1	128	1
Latin America	132	2	168	2
Caterpillar Power Finance	532	3	330	4
Total	$946	$8	$806	$8

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

As of March 31, 2018, there were $73 million in finance receivables on non-accrual status for the Dealer portfolio segment, all of which was in the Latin America finance receivables class. As of December 31, 2017, there were no finance receivables on non-accrual status for the Dealer portfolio segment. As of March 31, 2018 and December 31, 2017, there was $1 million in finance receivables on non-accrual status for the Caterpillar Purchased Receivables portfolio segment, all of which was in the Europe finance receivable class. The recorded investment in Customer finance receivables on non-accrual status was as follows:

(Millions of dollars)	March 31, 2018	December 31, 2017
North America	$50	$38
Europe	50	37
Asia/Pacific	8	10
Mining	14	63
Latin America	174	192
Caterpillar Power Finance	339	343
Total	$635	$683

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

As of March 31, 2018 and December 31, 2017, there were no additional funds committed to lend to a borrower whose terms have been modified in a TDR.

There were no finance receivables modified as TDRs during the three months ended March 31, 2018 and 2017 for the Dealer or Caterpillar Purchased Receivables portfolio segments. Our recorded investment in finance receivables in the Customer portfolio segment modified as TDRs were as follows:

(Dollars in millions)	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
North America	13	$6	$6	9	$1	$1
Europe	—	—	—	1	—	—
Asia/Pacific	—	—	—	5	39	30
Mining	1	29	29	2	57	56
Latin America	1	3	3	7	2	2
Caterpillar Power Finance	3	3	3	6	25	24
Total	18	$41	$41	30	$124	$113

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

Foreign currency exchange rate risk
We have balance sheet positions and expected future transactions denominated in foreign currencies, thereby creating exposure to movements in exchange rates. In managing foreign currency risk, our objective is to minimize earnings volatility resulting from conversion and the remeasurement of net foreign currency balance sheet positions and future transactions denominated in foreign currencies.  Our policy allows the use of foreign currency forward, option and cross currency contracts to offset the risk of currency mismatch between our assets and liabilities and exchange rate risk associated with future transactions denominated in foreign currencies.  Our foreign currency forward and option contracts are primarily undesignated. We designate fixed-to-fixed cross currency contracts as cash flow hedges to protect against movements in exchange rates on foreign currency fixed-rate assets and liabilities.

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

As of March 31, 2018, $2 million of deferred net gains, net of tax, included in equity (AOCI in the Consolidated Statements of Financial Position), related to our floating-to-fixed interest rate contracts, are expected to be reclassified to Interest expense over the next twelve months.  The actual amount recorded in Interest expense will vary based on interest rates at the time the hedged transactions impact earnings.

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

UNAUDITED

The location and fair value of derivative instruments reported in the Consolidated Statements of Financial Position were as follows:

(Millions of dollars)		Asset (Liability) Fair Value
	Consolidated Statements of Financial Position Location	March 31, 2018	December 31, 2017
Designated derivatives
Interest rate contracts	Other assets	$2	$3
Interest rate contracts	Accrued expenses	(3)	(2)
Cross currency contracts	Other assets	1	7
Cross currency contracts	Accrued expenses	(94)	(57)
		$(94)	$(49)
Undesignated derivatives
Foreign exchange contracts	Other assets	$14	$12
Foreign exchange contracts	Accrued expenses	(19)	(9)
		$(5)	$3

The total notional amount of our derivative instruments was $5.36 billion and $3.69 billion as of March 31, 2018 and December 31, 2017, respectively. The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties. The amounts exchanged by the parties are calculated by reference to the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates and interest rates.

The effect of derivatives designated as hedging instruments on the Consolidated Statements of Profit was as follows:

Fair Value Hedges
(Millions of dollars)		Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts	Other income (expense)	$(2)	$2	$(1)	$1

Cash Flow Hedges
(Millions of dollars)	Three Months Ended March 31, 2018
		Recognized in Earnings
	Amounts of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$—	Interest expense	$1	$—
Cross currency contracts	(33)	Other income (expense)	(29)	—
Cross currency contracts		Interest expense	3	—
	$(33)		$(25)	$—

	Three Months Ended March 31, 2017
		Recognized in Earnings
	Amounts of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$—	Interest expense	$1	$—
Cross currency contracts	(18)	Other income (expense)	(22)	—
	$(18)		$(21)	$—

UNAUDITED

The effect of derivatives not designated as hedging instruments on the Consolidated Statements of Profit was as follows:

(Millions of dollars)		Three Months Ended March 31,
	Classification	2018	2017
Foreign exchange contracts	Other income (expense)	$(7)	$(4)
Cross currency contracts	Other income (expense)	—	(3)
		$(7)	$(7)

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

Collateral is generally not required of the counterparties or us under the master netting agreements. As of March 31, 2018 and December 31, 2017, no cash collateral was received or pledged under the master netting agreements.

The effect of net settlement provisions of the master netting agreements on our derivative balances upon an event of default or a termination event was as follows:

Offsetting of Derivative Assets and Liabilities
(Millions of dollars)
	March 31, 2018	December 31, 2017
Derivative Assets
Gross Amount of Recognized Assets	$17	$22
Gross Amounts Offset	—	—
Net Amount of Assets(1)	17	22
Gross Amounts Not Offset	(4)	(10)
Net Amount	$13	$12

Derivative Liabilities
Gross Amount of Recognized Liabilities	$(116)	$(68)
Gross Amounts Offset	—	—
Net Amount of Liabilities(1)	(116)	(68)
Gross Amounts Not Offset	4	10
Net Amount	$(112)	$(58)

(1) As presented in the Consolidated Statements of Financial Position.

UNAUDITED

5.	Accumulated Other Comprehensive Income/(Loss)

Comprehensive income/(loss) and its components are presented in the Consolidated Statements of Comprehensive Income. Changes in Accumulated other comprehensive income/(loss), net of tax, included in the Consolidated Statements of Changes in Shareholder's Equity, consisted of the following:

(Millions of dollars)	Foreign currency translation	Derivative financial instruments	Total

Three Months Ended March 31, 2017
Balance at December 31, 2016	$(994)	$(1)	$(995)
Other comprehensive income/(loss) before reclassifications	80	(12)	68
Amounts reclassified from accumulated other comprehensive (income)/loss	—	14	14
Other comprehensive income/(loss)	80	2	82
Balance at March 31, 2017	$(914)	$1	$(913)

Three Months Ended March 31, 2018
Balance at December 31, 2017	$(587)	$(5)	$(592)
Other comprehensive income/(loss) before reclassifications	65	(26)	39
Amounts reclassified from accumulated other comprehensive (income)/loss	—	20	20
Other comprehensive income/(loss)	65	(6)	59
Balance at March 31, 2018	$(522)	$(11)	$(533)

The effect of the reclassifications out of Accumulated other comprehensive income/(loss) on the Consolidated Statements of Profit was as follows:

(Millions of dollars)		Three Months Ended March 31,
Derivative financial instruments	Classification of income (expense)	2018	2017
Cross currency contracts	Other income (expense)	$(29)	$(22)
Cross currency contracts	Interest expense	3	—
Interest rate contracts	Interest expense	1	1
Reclassifications before tax		(25)	(21)
Tax (provision) benefit		5	7
Total reclassifications from Accumulated other comprehensive income/(loss)		$(20)	$(14)

UNAUDITED

6.	Segment Information

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

B.     Description of Segments

We have six operating segments that offer financing services. Following is a brief description of our segments:

•	North America - Includes our operations in the United States and Canada.

•	Europe - Includes our operations in Europe, Africa, the Middle East and the Commonwealth of Independent States.

•	Asia/Pacific - Includes our operations in Australia, New Zealand, China, Japan and Southeast Asia.

•	Latin America - Includes our operations in Mexico and Central and South American countries.

•
Caterpillar Power Finance - Provides financing worldwide for marine vessels with Caterpillar engines and for Caterpillar electrical power generation, gas compression and co-generation systems and non-Caterpillar equipment that is powered by these systems.

•	Mining - Serves large mining customers worldwide and provides project financing in various countries.

To align with the review of operating results by the Chief Executive Officer, our segment reporting was updated effective February 1, 2018. Prior year data has been revised to conform to the current period segment presentation.

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

•	Timing - Timing differences in the recognition of costs between segment reporting and consolidated external reporting.

•	Methodology - Methodology differences between segment reporting and consolidated external reporting are as follows:

◦	Segment assets include off-balance sheet managed assets for which we maintain servicing responsibilities.

◦	The impact of differences between the actual leverage and the segment leverage ratios.

◦	Interest expense includes realized forward points on foreign currency forward contracts.

◦	The net gain or loss from interest rate derivatives.

◦	The profit attributable to noncontrolling interests is considered a component of segment profit.

UNAUDITED

Supplemental segment data and reconciliations to consolidated external reporting for the three months ended March 31 was as follows:

(Millions of dollars) 2018	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at March 31, 2018	Capital expenditures
North America	$361	$95	$82	$135	$17	$15,046	$210
Europe	68	7	10	20	11	4,435	14
Asia/Pacific	82	40	25	6	(4)	4,384	4
Latin America	69	4	29	7	12	3,271	8
Caterpillar Power Finance	34	(3)	12	1	18	2,653	—
Mining	62	5	15	30	6	2,322	33
Total Segments	676	148	173	199	60	32,111	269
Unallocated	22	(67)	58	—	—	1,843	92
Timing	(8)	(3)	—	—	7	40	—
Methodology	—	46	(57)	—	—	(260)	—
Inter-segment Eliminations (1)	—	—	—	—	—	(193)	—
Total	$690	$124	$174	$199	$67	$33,541	$361

2017	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at December 31, 2017	Capital expenditures
North America	$320	$82	$73	$129	$7	$14,790	$182
Europe	65	20	9	20	1	4,332	18
Asia/Pacific	63	26	20	7	(4)	4,214	2
Latin America	80	6	31	11	15	3,407	33
Caterpillar Power Finance	41	29	11	1	(6)	2,746	—
Mining	70	15	12	37	—	2,399	35
Total Segments	639	178	156	205	13	31,888	270
Unallocated	31	(37)	42	—	—	1,719	1
Timing	(8)	(6)	—	—	3	53	—
Methodology	—	32	(36)	—	—	(256)	—
Inter-segment Eliminations (1)	—	—	—	—	—	(244)	—
Total	$662	$167	$162	$205	$16	$33,160	$271

 (1) Elimination is primarily related to intercompany loans.

7.	Guarantees

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

No significant loss has been experienced or is anticipated under any of these guarantees.  At March 31, 2018 and December 31, 2017, the related recorded liability was $1 million and less than $1 million, respectively. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees was $84 million and $91 million at March 31, 2018 and December 31, 2017, respectively.

UNAUDITED

We provide guarantees to repurchase certain loans of Caterpillar dealers from a special purpose corporation (SPC) that qualifies as a VIE (see Note 1 for additional information regarding the accounting guidance on the consolidation of VIEs).  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  We have a loan purchase agreement with the SPC that obligates us to purchase certain loans that are not paid at maturity.  We receive a fee for providing this guarantee, which provides a source of liquidity for the SPC.  We are the primary beneficiary of the SPC as our guarantees result in us having both the power to direct the activities that most significantly impact the SPC's economic performance and the obligation to absorb losses and therefore we have consolidated the financial statements of the SPC. As of March 31, 2018 and December 31, 2017, the SPC’s assets of $1.08 billion and $1.11 billion, respectively, were primarily comprised of loans to dealers, which are included in Finance receivables, net in the Consolidated Statements of Financial Position, and the SPC's liabilities of $1.08 billion and $1.11 billion, respectively, were primarily comprised of commercial paper, which is included in Short-term borrowings in the Consolidated Statements of Financial Position.  The assets of the SPC are not available to pay our creditors. We may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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

When available, we use quoted market prices to determine fair value and we classify such measurements within Level 1. In some cases where market prices are not available, we make use of observable market-based inputs to calculate fair value, in which case the measurements are classified within Level 2.  If quoted or observable market prices are not available, fair value is based upon valuations in which one or more significant inputs are unobservable, including internally developed models that use, where possible, current market-based parameters such as interest rates, yield curves and currency rates.  These measurements are classified within Level 3.

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

Derivative financial instruments are measured on a recurring basis at fair value and are classified as Level 2 measurements.  We had derivative financial instruments in a net liability position included in our Consolidated Statements of Financial Position of $99 million and $46 million as of March 31, 2018 and December 31, 2017, respectively.

UNAUDITED

Impaired loans
Our impaired loans are subject to measurement at fair value on a nonrecurring basis and are classified as Level 3 measurements. A loan is considered impaired when management determines that collection of contractual amounts due is not probable. In these cases, an allowance for credit losses may be established based either on the present value of expected future cash flows discounted at the receivables' effective interest rate, the fair value of the collateral for collateral-dependent receivables or the observable market price of the receivable. In determining collateral value, we estimate the current fair market value of the collateral less selling costs. We had impaired loans carried at the fair value of $390 million and $341 million as of March 31, 2018 and December 31, 2017, respectively.

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

Please refer to the table below for the fair values of our financial instruments.

(Millions of dollars)	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Cash and cash equivalents	$735	$735	$708	$708	1
Finance receivables, net (excluding finance leases(1))	$20,253	$20,209	$20,063	$20,019	3	Note 3
Interest rate contracts:
In a receivable position	$2	$2	$3	$3	2	Note 4
In a payable position	$(3)	$(3)	$(2)	$(2)	2	Note 4
Cross currency contracts:
In a receivable position	$1	$1	$7	$7	2	Note 4
In a payable position	$(94)	$(94)	$(57)	$(57)	2	Note 4
Foreign currency exchange contracts:
In a receivable position	$14	$14	$12	$12	2	Note 4
In a payable position	$(19)	$(19)	$(9)	$(9)	2	Note 4
Restricted cash and cash equivalents(2)	$3	$3	$24	$24	1
Short-term borrowings	$(5,726)	$(5,726)	$(4,836)	$(4,836)	1
Long-term debt	$(21,594)	$(21,504)	$(22,106)	$(22,230)	2
Guarantees	$(1)	$(1)	$—	$—	3	Note 7

(1) As of March 31, 2018 and December 31, 2017, represents finance leases with a net carrying value of $7.18 billion and $7.06 billion, respectively.
(2) Included in Other assets in the Consolidated Statements of Financial Position.

UNAUDITED

9.	Contingencies

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

The provision for income taxes reflects an estimated annual tax rate of 23 percent in the first quarter of 2018, compared with 30 percent in the first quarter of 2017. The decrease in the estimated annual tax rate is primarily due to the reduction in the U.S. corporate tax rate beginning January 1, 2018 along with changes in the geographic mix of profits.

UNAUDITED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We reported first-quarter 2018 revenues of $690 million, an increase of $28 million, or 4 percent, compared with the first quarter of 2017. First-quarter 2018 profit was $91 million, a $24 million, or 21 percent, decrease from the first quarter of 2017.

The increase in revenues was primarily due to a $19 million favorable impact from higher average earning assets and a $16 million favorable impact from higher average financing rates, partially offset by an $11 million unfavorable impact from lower lending activity with Caterpillar.

Profit before income taxes was $124 million for the first quarter of 2018, compared with $167 million for the first quarter of 2017. The decrease was primarily due to a $51 million increase in provision for credit losses, partially offset by a $16 million increase in net yield on average earning assets.

The provision for income taxes reflects an estimated annual tax rate of 23 percent in the first quarter of 2018, compared with 30 percent in the first quarter of 2017. The decrease in the estimated annual tax rate is primarily due to the reduction in the U.S. corporate tax rate beginning January 1, 2018 along with changes in the geographic mix of profits.

During the first quarter of 2018, retail new business volume was $2.54 billion, an increase of $202 million, or 9 percent, from the first quarter of 2017. The increase was driven by higher volume in Asia/Pacific, Mining, Europe and North America, partially offset by decreases in Caterpillar Power Finance and Latin America.

At the end of the first quarter of 2018, past dues were 3.17 percent, compared with 2.64 percent at the end of the first quarter of 2017, primarily due to increases in the Caterpillar Power Finance and Latin America portfolios. Write-offs, net of recoveries, were $30 million for the first quarter of 2018, compared with $15 million for the first quarter of 2017. The largest contributors to the increase were the Latin America and Caterpillar Power Finance portfolios.

As of March 31, 2018, the allowance for credit losses totaled $403 million, or 1.45 percent of finance receivables, compared with $346 million, or 1.28 percent of finance receivables at March 31, 2017. The allowance for credit losses at year-end 2017 was $365 million, or 1.33 percent of finance receivables. The increase in the allowance for credit losses was primarily driven by the Caterpillar Power Finance and Mining portfolios.

UNAUDITED

FIRST QUARTER 2018 COMPARED WITH FIRST QUARTER 2017

Consolidated Total Revenues

The chart above graphically illustrates reasons for the change in Consolidated Total Revenues between first quarter 2017 (at left) and first quarter 2018 (at right). Items favorably impacting total revenues appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting total revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Retail revenue for the first quarter of 2018 was $317 million, an increase of $9 million from the same period in 2017. The increase was due to a $9 million favorable impact from higher interest rates on retail finance receivables. For the quarter ended March 31, 2018, retail average earning assets were $23.19 billion, an increase of $31 million from the same period in 2017. The annualized average yield was 5.48 percent for the first quarter of 2018, compared with 5.32 percent for the first quarter of 2017.

Operating lease revenue for the first quarter of 2018 was $244 million, a decrease of $1 million from the same period in 2017. The decrease was due to a $4 million unfavorable impact from lower average earning assets, partially offset by a $3 million favorable impact from higher average rental rates on operating leases.

Wholesale revenue for the first quarter of 2018 was $91 million, an increase of $26 million from the same period in 2017. The increase was due to a $17 million favorable impact from higher average earning assets and a $9 million favorable impact from higher interest rates on wholesale finance receivables. For the quarter ended March 31, 2018, wholesale average earning assets were $4.34 billion, an increase of $910 million from the same period in 2017. The annualized average yield was 8.42 percent for the first quarter of 2018, compared with 7.60 percent for the first quarter of 2017.

Other revenue, net, items were as follows:

(Millions of dollars)	Three Months Ended March 31,
	2018	2017	$ Change
Finance receivable and operating lease fees (including late charges)	$18	$17	$1
Fees on committed credit facility extended to Caterpillar	10	10	—
Interest income on Notes Receivable from Caterpillar	7	18	(11)
Net loss on returned or repossessed equipment	—	(4)	4
Miscellaneous other revenue, net	3	3	—
Total Other revenue, net	$38	$44	$(6)

UNAUDITED

Consolidated Profit Before Income Taxes

The chart above graphically illustrates reasons for the change in Consolidated Profit Before Income Taxes between first quarter 2017 (at left) and first quarter 2018 (at right). Items favorably impacting profit before income taxes appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting profit before income taxes appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Profit before income taxes was $124 million for the first quarter of 2018, compared with $167 million for the first quarter of 2017. The decrease was primarily due to a $51 million increase in provision for credit losses primarily in Caterpillar Power Finance, partially offset by a $16 million increase in net yield on average earning assets.

Provision for Income Taxes
The provision for income taxes reflects an estimated annual tax rate of 23 percent in the first quarter of 2018, compared with 30 percent in the first quarter of 2017. The decrease in the estimated annual tax rate is primarily due to the reduction in the U.S. corporate tax rate beginning January 1, 2018 along with changes in the geographic mix of profits.

Finance Receivables and Equipment on Operating Leases

New Business Volume

(Millions of dollars)	Three Months Ended March 31,
	2018	2017	$ Change
New retail financing	$2,267	$2,073	$194
New operating lease activity	274	268	6
New wholesale financing	10,544	8,069	2,475
Total	$13,085	$10,410	$2,675

New retail financing increased primarily due to higher volume in Asia/Pacific, Mining and Europe, partially offset by a decrease in Caterpillar Power Finance. New operating lease activity (which is substantially related to retail) increased primarily due to higher rentals of Cat equipment in North America, partially offset by lower rentals in Latin America. New wholesale financing increased primarily due to higher purchases of trade receivables from Caterpillar.

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

(Millions of dollars)	March 31, 2018	December 31, 2017	$ Change
Finance receivables, net	$27,433	$27,126	$307
Equipment on operating leases, less accumulated depreciation	3,511	3,568	(57)
Total portfolio	$30,944	$30,694	$250

Retail finance leases	$98	$103	$(5)
Retail installment sale contracts	82	74	8
Retail notes receivable	53	55	(2)
Operating leases	37	39	(2)
Total off-balance sheet managed assets	$270	$271	$(1)

Total managed portfolio	$31,214	$30,965	$249

Total Portfolio Metrics
At the end of the first quarter of 2018, past dues were 3.17 percent, compared with 2.64 percent at the end of the first quarter of 2017, primarily due to increases in the Caterpillar Power Finance and Latin America portfolios. Total non-performing finance receivables, which represent finance receivables currently on non-accrual status, were $709 million and $684 million at March 31, 2018 and December 31, 2017, respectively. Total non-performing finance receivables as a percentage of our recorded investment in finance receivables were 2.55 percent and 2.49 percent at March 31, 2018 and December 31, 2017, respectively.

Our allowance for credit losses as of March 31, 2018 was $403 million or 1.45 percent of our recorded investment in finance receivables compared with $365 million or 1.33 percent as of December 31, 2017. The increase in the allowance for credit losses was primarily driven by the Caterpillar Power Finance and Mining portfolios. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and current economic conditions. We believe our allowance is sufficient to provide for losses inherent in our existing finance receivable portfolio as of March 31, 2018.

UNAUDITED

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity provide us with the ability to meet our financial obligations on a timely basis.  Maintaining and managing adequate capital and liquidity resources includes management of funding sources and their utilization based on current, future and contingent needs. Throughout the first quarter of 2018, we experienced favorable liquidity conditions. We ended the first quarter of 2018 with $735 million of cash, an increase of $27 million from year-end 2017. Our cash balances are held in numerous locations throughout the world with approximately $266 million held by our non-U.S. subsidiaries. Amounts held by non-U.S. subsidiaries are available for general corporate use and could be used in the U.S. without incurring significant additional U.S. taxes. We expect to meet our U.S. funding needs without repatriating undistributed profits that are indefinitely reinvested outside the U.S.

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

Total borrowings outstanding as of March 31, 2018 were $28.85 billion, an increase of $270 million over December 31, 2017. Outstanding borrowings were as follows:

(Millions of dollars)	March 31, 2018	December 31, 2017
Medium-term notes, net of unamortized discount and debt issuance costs	$20,830	$21,303
Commercial paper, net of unamortized discount	4,681	3,680
Bank borrowings – long-term	764	803
Bank borrowings – short-term	595	675
Variable denomination floating rate demand notes	450	481
Notes payable to Caterpillar	1,530	1,638
Total outstanding borrowings	$28,850	$28,580

Medium-term notes
We issue medium-term unsecured notes through securities dealers or underwriters in the U.S., Canada, Europe, Australia, Japan, Hong Kong, China, Argentina and Mexico to both retail and institutional investors. These notes are offered in several currencies and with a variety of maturities. These notes are senior unsecured obligations of the Company. Medium-term notes issued totaled $1.17 billion and redeemed totaled $1.67 billion for the three months ended March 31, 2018. Medium-term notes outstanding as of March 31, 2018, mature as follows:

(Millions of dollars)
2018	$4,243
2019	5,440
2020	4,218
2021	2,546
2022	1,989
Thereafter	2,394
Total	$20,830

UNAUDITED

Commercial paper
We issue unsecured commercial paper in the U.S., Europe and other international capital markets.  These short-term promissory notes are issued on a discounted basis and are payable at maturity.

Revolving credit facilities
We have three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and us for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of March 31, 2018 was $7.75 billion. Information on our Credit Facility is as follows:

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

At March 31, 2018, Caterpillar’s consolidated net worth was $15.24 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined in the Credit Facility as the consolidated shareholders' equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income/(loss).

At March 31, 2018, our covenant interest coverage ratio was 1.80 to 1. This is above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense, calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at March 31, 2018, our covenant leverage ratio was 7.65 to 1. This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event that either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At March 31, 2018, there were no borrowings under the Credit Facility.

Bank borrowings
Available credit lines with banks as of March 31, 2018 totaled $4.89 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements. As of March 31, 2018, we had $1.36 billion outstanding against these credit lines and were in compliance with all debt covenants under these credit lines. The remaining available credit commitments may be withdrawn any time at the lenders' discretion.

Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction.  We do not hold reserves to fund the payment of the demand notes.  The notes are offered on a continuous basis. As of March 31, 2018, there was $450 million of variable denomination floating rate demand notes outstanding. The maximum amount of variable denomination floating rate demand notes that we may have outstanding at any time may not exceed $1.25 billion.

Notes receivable from/payable to Caterpillar
Under our variable amount and term lending agreements and other notes receivable with Caterpillar, we may borrow up to $2.80 billion from Caterpillar and Caterpillar may borrow up to $2.14 billion from us.  The variable amount lending agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice.  The term lending agreements have remaining maturities ranging up to nine years. We had notes payable of $1.53 billion and notes receivable of $621 million outstanding under these agreements as of March 31, 2018.

UNAUDITED

Committed credit facility
We extended a $2 billion committed credit facility to Caterpillar, which expires in February 2019.  We receive a fee from Caterpillar based on amounts drawn under the credit facility and a commitment fee for the undrawn amounts under the credit facility.  At March 31, 2018, there were no borrowings under this credit facility.

OFF-BALANCE SHEET ARRANGEMENTS
We lease all of our facilities except for our corporate headquarters building. In addition, we have potential payment exposure for guarantees issued to third parties totaling $84 million as of March 31, 2018.

CASH FLOWS
Operating cash flow was $254 million in the first three months of 2018, compared with $355 million for the same period a year ago. Net cash used for investing activities was $423 million for the first three months of 2018, compared with $1.78 billion for the same period in 2017. The change was primarily due to the impact of lending activity with Caterpillar. Net cash provided by financing activities was $171 million for the first three months of 2018, compared with $723 million for the same period in 2017. The change was primarily due to the impact of net borrowings.

CRITICAL ACCOUNTING POLICIES

For a discussion of the Company’s critical accounting policies, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2017 Annual Report on Form 10-K. There have been no significant changes to our critical accounting policies since our 2017 Annual Report on Form 10-K.

UNAUDITED

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q relate to future events and expectations and are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “believe,” “estimate,” “will be,” “will,” “would,” “expect,” “anticipate,” “plan,” “project,” “intend,” “could,” “should” or other similar words or expressions often identify forward-looking statements. All statements other than statements of historical fact are forward-looking statements, including, without limitation, statements regarding our outlook, projections, forecasts or trend descriptions. These statements do not guarantee future performance and speak only as of the date they are made, and we do not undertake to update our forward-looking statements.

Our actual results may differ materially from those described or implied in our forward-looking statements due to factors that affect international businesses, including changes in economic conditions, disruptions in the global financial and credit markets, and changes in laws, regulations and political stability, as well as factors specific to Cat Financial and the markets we serve, including the market’s acceptance of our products and services, the creditworthiness of our customers, interest rate and currency rate fluctuations and estimated residual values of leased equipment.  These risk factors may not be exhaustive. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the captions "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our annual report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 15, 2018 for the fiscal year ended December 31, 2017, as supplemented in this Form 10-Q filing and subsequent Form 10-Q and Form 8-K reports filed with the SEC.

UNAUDITED

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the first quarter of 2018 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

For a discussion of risks and uncertainties that may affect our business, please see Part I. Item 1A. Risk Factors in our annual report on Form 10-K filed with the SEC on February 15, 2018 for the year ended December 31, 2017. There has been no material change in this information for the current quarter.

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

Caterpillar Financial Services Corporation
(Registrant)
Date:	May 2, 2018	/s/David T. Walton
David T. Walton, President, Director and Chief Executive Officer

Date:	May 2, 2018	/s/James A. Duensing
James A. Duensing, Executive Vice President and Chief Financial Officer

Date:	May 2, 2018	/s/Leslie S. Zmugg
Leslie S. Zmugg, Secretary

Date:	May 2, 2018	/s/Jeffry D. Everett
Jeffry D. Everett, Controller