Form 10-Q
period 2018-06-30
CATERPILLAR FINANCIAL SERVICES CORP
filed 2018-08-07
CIK 764764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
Commission File No. 001-11241
CATERPILLAR FINANCIAL SERVICES CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	37-1105865
(State of incorporation)	(IRS Employer I.D. No.)

2120 West End Ave. Nashville, Tennessee	37203-0001
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (615) 341-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [✓ ] No [    ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [✓ ] No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[✓ ]	Smaller reporting company	[ ]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [    ] No [✓ ]

As of August 7, 2018, one share of common stock of the registrant was outstanding, which is owned by Caterpillar Inc.

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

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF PROFIT
(Unaudited)
(Dollars in Millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenues:
Retail finance	$328	$307	$645	$615
Operating lease	257	245	501	490
Wholesale finance	105	78	196	143
Other, net	33	46	71	90
Total revenues	723	676	1,413	1,338

Expenses:
Interest	190	168	364	330
Depreciation on equipment leased to others	209	202	408	407
General, operating and administrative	107	109	217	206
Provision for credit losses	104	18	171	34
Other	8	13	17	24
Total expenses	618	510	1,177	1,001

Other income (expense)	(5)	(2)	(12)	(6)

Profit before income taxes	100	164	224	331

Provision for income taxes	24	49	53	99

Profit of consolidated companies	76	115	171	232

Less: Profit attributable to noncontrolling interests	5	1	9	3

Profit [1]	$71	$114	$162	$229

1 Profit attributable to Caterpillar Financial Services Corporation.

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Profit of consolidated companies	$76	$115	$171	$232

Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (expense)/benefit of: 2018 $(31) three months, $(15) six months; 2017 $54 three months, $64 six months	(262)	161	(191)	241
Derivative financial instruments:
Gains (losses) deferred, net of tax (expense)/benefit of: 2018 $(29) three months, $(22) six months; 2017 $8 three months, $14 six months	99	(15)	73	(27)
(Gains) losses reclassified to earnings, net of tax expense/(benefit) of: 2018 $28 three months, $23 six months; 2017 $(9) three months, $(16) six months	(96)	16	(76)	30
Available-for-sale securities:
Gains (losses) deferred, net of tax (expense)/benefit of: 2018 $0 three months, $0 six months; 2017 $0 three months, $0 six months	—	1	—	1
(Gains) losses reclassified to earnings, net of tax expense/(benefit) of: 2018 $0 three months, $0 six months; 2017 $0 three months, $0 six months	—	—	—	—
Total Other comprehensive income (loss), net of tax	(259)	163	(194)	245

Comprehensive income (loss)	(183)	278	(23)	477

Less: Comprehensive income (loss) attributable to the noncontrolling interests	(3)	4	7	6

Comprehensive income (loss) attributable to Caterpillar Financial Services Corporation	$(180)	$274	$(30)	$471

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in Millions, except share data)

	June 30, 2018	December 31, 2017
Assets:
Cash and cash equivalents	$751	$708
Finance receivables, net	27,739	27,126
Notes receivable from Caterpillar	646	559
Equipment on operating leases,
less accumulated depreciation	3,633	3,568
Deferred and refundable income taxes	188	174
Other assets	1,132	1,025
Total assets	$34,089	$33,160

Liabilities and shareholder’s equity:
Payable to dealers and others	$148	$190
Payable to Caterpillar - other	63	85
Accrued expenses	228	274
Income taxes payable	145	158
Payable to Caterpillar - borrowings	1,523	1,638
Short-term borrowings	6,185	4,836
Current maturities of long-term debt	6,241	6,188
Long-term debt	15,717	15,918
Deferred income taxes and other liabilities	598	609
Total liabilities	30,848	29,896

Commitments and contingent liabilities (Notes 7 and 9)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid-in amount)	745	745
Additional paid-in capital	2	2
Retained earnings	3,131	2,969
Accumulated other comprehensive income/(loss)	(784)	(592)
Noncontrolling interests	147	140
Total shareholder’s equity	3,241	3,264

Total liabilities and shareholder’s equity	$34,089	$33,160

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Unaudited)
(Dollars in Millions)

Six Months Ended June 30, 2017	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Noncontrolling interests	Total
Balance at December 31, 2016	$745	$2	$3,108	$(995)	$125	$2,985
Profit of consolidated companies			229		3	232
Foreign currency translation, net of tax				238	3	241
Derivative financial instruments, net of tax				3		3
Available-for-sale securities, net of tax				1		1
Balance at June 30, 2017	$745	$2	$3,337	$(753)	$131	$3,462

Six Months Ended June 30, 2018
Balance at December 31, 2017	$745	$2	$2,969	$(592)	$140	$3,264
Profit of consolidated companies			162		9	171
Foreign currency translation, net of tax				(189)	(2)	(191)
Derivative financial instruments, net of tax				(3)		(3)
Available-for-sale securities, net of tax				—		—
Balance at June 30, 2018	$745	$2	$3,131	$(784)	$147	$3,241

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Profit of consolidated companies	$171	$232
Adjustments for non-cash items:
Depreciation and amortization	414	412
Amortization of receivables purchase discount	(177)	(121)
Provision for credit losses	171	34
Other, net	67	—
Changes in assets and liabilities:
Receivables from others	(7)	65
Other receivables/payables with Caterpillar	(34)	(7)
Payable to dealers and others	(42)	(33)
Accrued interest payable	10	15
Accrued expenses and other liabilities, net	(33)	(22)
Income taxes payable	(42)	49
Settlements of designated derivatives	11	(1)
Net cash provided by operating activities	509	623

Cash flows from investing activities:
Expenditures for equipment on operating leases	(799)	(706)
Capital expenditures - excluding equipment on operating leases	(95)	(4)
Proceeds from disposals of equipment	454	502
Additions to finance receivables	(6,823)	(6,240)
Collections of finance receivables	6,142	6,601
Net changes in Caterpillar purchased receivables	(608)	(425)
Proceeds from sales of receivables	124	83
Net change in variable lending to Caterpillar	(39)	(1,570)
Additions to other notes receivable with Caterpillar	(90)	—
Collections on other notes receivable with Caterpillar	42	37
Settlements of undesignated derivatives	(4)	17
Net cash provided by (used for) investing activities	(1,696)	(1,705)

Cash flows from financing activities:
Net change in variable lending from Caterpillar	(109)	5
Payments on borrowings with Caterpillar	—	(49)
Proceeds from debt issued (original maturities greater than three months)	4,307	4,507
Payments on debt issued (original maturities greater than three months)	(4,433)	(3,723)
Short-term borrowings, net (original maturities three months or less)	1,453	(305)
Net cash provided by (used for) financing activities	1,218	435

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(9)	13

Increase/(decrease) in cash, cash equivalents and restricted cash	22	(634)
Cash, cash equivalents and restricted cash at beginning of year(1)	732	1,824
Cash, cash equivalents and restricted cash at end of period(1)	$754	$1,190

(1) As of June 30, 2018 and December 31, 2017, restricted cash, which is included in Other assets in the Consolidated Statements of Financial Position, was $3 million and $24 million, respectively. Restricted cash includes cash related to syndication activities and certain tax deferred transactions which were discontinued in 2018 due to U.S. tax reform legislation.
See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated profit for the three and six months ended June 30, 2018 and 2017, (b) the consolidated comprehensive income for the three and six months ended June 30, 2018 and 2017, (c) the consolidated financial position as of June 30, 2018 and December 31, 2017, (d) the consolidated changes in shareholder's equity for the six months ended June 30, 2018 and 2017 and (e) the consolidated cash flows for the six months ended June 30, 2018 and 2017. The preparation of financial statements, in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), requires management to make estimates and assumptions that affect reported amounts.  Significant estimates include residual values for leased assets, allowance for credit losses and income taxes.  Actual results may differ from these estimates.

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

Revenue recognition – In May 2014, the Financial Accounting Standards Board (FASB) issued new revenue recognition guidance to provide a single, comprehensive revenue recognition model for all contracts with customers. Under the new guidance, an entity will recognize revenue to depict the transfer of promised goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. A five step model has been introduced for an entity to apply when recognizing revenue. The new guidance also includes enhanced disclosure requirements. The guidance was effective January 1, 2018, and was applied on a modified retrospective basis. The adoption did not have a material impact on our financial statements.

Recognition and measurement of financial assets and financial liabilities – In January 2016, the FASB issued accounting guidance that affects the accounting for equity investments, financial liabilities accounted for under the fair value option and the presentation and disclosure requirements for financial instruments. Under the new guidance, all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification for equity securities with readily determinable fair values. For financial liabilities when the fair value option has been elected, changes in fair value due to instrument-specific credit risk will be recognized separately in other comprehensive income. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The guidance was effective January 1, 2018, and was applied on a modified retrospective basis. The adoption did not have a material impact on our financial statements.

UNAUDITED

Lease accounting – In February 2016, the FASB issued accounting guidance that revises the accounting for leases. Under the new guidance, lessees are required to recognize a right-of-use asset and a lease liability for substantially all leases. The new guidance will continue to classify leases as either financing or operating, with classification affecting the pattern of expense recognition. The accounting applied by a lessor under the new guidance will be substantially equivalent to current lease accounting guidance except for certain targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model. Entities have the option to adopt the new guidance using a modified retrospective approach through a cumulative effect adjustment to retained earnings applied either to the beginning of the earliest period presented or the beginning of the period of adoption. In addition, the new guidance provides for certain practical expedients. The new guidance is effective January 1, 2019, with early adoption permitted. A team is currently designing new processes and controls, implementing a software solution and evaluating our population of leased assets to assess the effect of the new guidance on our financial statements. We also have a team evaluating the impact of the changes to lessor accounting. We plan to adopt the new guidance effective January 1, 2019 using a modified retrospective approach through a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption.

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

Classification for certain cash receipts and cash payments – In August 2016, the FASB issued accounting guidance related to the presentation and classification of certain transactions in the statement of cash flows where diversity in practice exists. The guidance was effective January 1, 2018, and was applied on a retrospective basis. The adoption did not have a material impact on our financial statements.

Classification of restricted cash – In November 2016, the FASB issued accounting guidance related to the presentation and classification of changes in restricted cash on the statement of cash flows where diversity in practice exists. The guidance was effective January 1, 2018, and was applied on a retrospective basis. The adoption did not have a material impact on our financial statements.

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

UNAUDITED

3.	Finance Receivables

A summary of finance receivables included in the Consolidated Statements of Financial Position was as follows:

(Millions of dollars)	June 30, 2018	December 31, 2017
Finance leases and installment sale contracts – Retail	$15,340	$14,647
Retail notes receivable	8,736	9,417
Wholesale notes receivable	4,874	4,161
Finance leases and installment sale contracts – Wholesale	125	119
	29,075	28,344
Less: Unearned income	(920)	(853)
Recorded investment in finance receivables	28,155	27,491
Less: Allowance for credit losses	(416)	(365)
Total finance receivables, net(1)	$27,739	$27,126

(1) Includes $240 million of finance receivables classified as held for sale as of June 30, 2018.

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

Our allowance for credit losses as of June 30, 2018 was $416 million or 1.48 percent of our recorded investment in finance receivables compared with $365 million or 1.33 percent as of December 31, 2017. An analysis of the allowance for credit losses was as follows:

(Millions of dollars)
	June 30, 2018
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$353	$9	$3	$365
Receivables written off	(130)	—	—	(130)
Recoveries on receivables previously written off	20	—	—	20
Provision for credit losses	170	(1)	1	170
Adjustment due to sale of receivables	(3)	—	—	(3)
Foreign currency translation adjustment	(6)	—	—	(6)
Balance at end of period	$404	$8	$4	$416

Individually evaluated for impairment	$205	$—	$—	$205
Collectively evaluated for impairment	199	8	4	211
Ending Balance	$404	$8	$4	$416

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$828	$—	$—	$828
Collectively evaluated for impairment	18,922	4,299	4,106	27,327
Ending Balance	$19,750	$4,299	$4,106	$28,155

UNAUDITED

(Millions of dollars)
	December 31, 2017
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$331	$10	$2	$343
Receivables written off	(157)	—	—	(157)
Recoveries on receivables previously written off	43	—	—	43
Provision for credit losses	129	(1)	1	129
Adjustment due to sale of receivables	(1)	—	—	(1)
Foreign currency translation adjustment	8	—	—	8
Balance at end of year	$353	$9	$3	$365

Individually evaluated for impairment	$149	$—	$—	$149
Collectively evaluated for impairment	204	9	3	216
Ending Balance	$353	$9	$3	$365

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$942	$—	$—	$942
Collectively evaluated for impairment	18,847	4,241	3,461	26,549
Ending Balance	$19,789	$4,241	$3,461	$27,491

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

(Millions of dollars)
	June 30, 2018
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Recorded Investment in Finance Receivables	91+ Still Accruing
Customer
North America	$72	$16	$43	$131	$8,138	$8,269	$7
Europe	31	12	106	149	2,659	2,808	42
Asia/Pacific	31	12	8	51	2,920	2,971	3
Mining	2	—	10	12	1,631	1,643	—
Latin America	42	17	102	161	1,418	1,579	—
Caterpillar Power Finance	37	61	250	348	2,132	2,480	30
Dealer
North America	—	—	—	—	2,374	2,374	—
Europe	—	—	—	—	546	546	—
Asia/Pacific	—	—	—	—	519	519	—
Mining	—	—	—	—	3	3	—
Latin America	—	1	77	78	777	855	—
Caterpillar Power Finance	—	—	—	—	2	2	—
Caterpillar Purchased Receivables(1)
North America	15	6	15	36	2,608	2,644
Europe	1	—	1	2	396	398
Asia/Pacific	—	2	3	5	739	744
Mining	—	—	—	—	—	—
Latin America	—	—	—	—	311	311
Caterpillar Power Finance	—	—	—	—	9	9
Total	$231	$127	$615	$973	$27,182	$28,155	$82

(1) Caterpillar Purchased Receivables are non-interest bearing trade receivables purchased at a discount.

UNAUDITED

(Millions of dollars)
	December 31, 2017
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Recorded Investment in Finance Receivables	91+ Still Accruing
Customer
North America	$71	$15	$42	$128	$8,040	$8,168	$8
Europe	21	10	46	77	2,718	2,795	13
Asia/Pacific	18	7	14	39	2,520	2,559	5
Mining	3	1	60	64	1,751	1,815	9
Latin America	37	55	142	234	1,546	1,780	—
Caterpillar Power Finance	20	32	144	196	2,476	2,672	1
Dealer
North America	—	—	—	—	2,394	2,394	—
Europe	—	—	—	—	417	417	—
Asia/Pacific	—	—	—	—	578	578	—
Mining	—	—	—	—	5	5	—
Latin America	—	72	—	72	773	845	—
Caterpillar Power Finance	—	—	—	—	2	2	—
Caterpillar Purchased Receivables(1)
North America	24	5	2	31	2,010	2,041
Europe	1	2	1	4	344	348
Asia/Pacific	—	—	—	—	630	630
Mining	—	—	—	—	—	—
Latin America	—	—	—	—	437	437
Caterpillar Power Finance	—	—	—	—	5	5
Total	$195	$199	$451	$845	$26,646	$27,491	$36

(1) Caterpillar Purchased Receivables are non-interest bearing trade receivables purchased at a discount.

UNAUDITED

Impaired finance receivables
For all classes, a finance receivable is considered impaired, based on current information and events, if it is probable that we will be unable to collect all amounts due according to the contractual terms. Impaired finance receivables include finance receivables that have been restructured and are considered to be troubled debt restructures.

There were no impaired finance receivables as of June 30, 2018 and December 31, 2017, for the Dealer and Caterpillar Purchased Receivables portfolio segments. Our recorded investment in impaired finance receivables and the related unpaid principal balances and allowance for the Customer portfolio segment were as follows:

(Millions of dollars)
	As of June 30, 2018			As of December 31, 2017
Impaired Finance Receivables With No Allowance Recorded	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
North America	$20	$20	$—	$19	$19	$—
Europe	6	6	—	45	45	—
Asia/Pacific	30	30	—	34	33	—
Mining	38	38	—	121	121	—
Latin America	40	40	—	45	45	—
Caterpillar Power Finance	139	159	—	160	172	—
Total	$273	$293	$—	$424	$435	$—
Impaired Finance Receivables With An Allowance Recorded
North America	$49	$47	$23	$44	$43	$17
Europe	48	47	24	9	8	5
Asia/Pacific	3	3	1	8	8	2
Mining	62	62	21	—	—	—
Latin America	50	50	37	95	106	42
Caterpillar Power Finance	343	345	99	362	365	83
Total	$555	$554	$205	$518	$530	$149
Total Impaired Finance Receivables
North America	$69	$67	$23	$63	$62	$17
Europe	54	53	24	54	53	5
Asia/Pacific	33	33	1	42	41	2
Mining	100	100	21	121	121	—
Latin America	90	90	37	140	151	42
Caterpillar Power Finance	482	504	99	522	537	83
Total	$828	$847	$205	$942	$965	$149

UNAUDITED

(Millions of dollars)
	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
Impaired Finance Receivables With No Allowance Recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
North America	$18	$1	$11	$—
Europe	7	—	48	1
Asia/Pacific	29	—	30	1
Mining	45	1	130	3
Latin America	43	—	67	—
Caterpillar Power Finance	189	1	257	3
Total	$331	$3	$543	$8
Impaired Finance Receivables With An Allowance Recorded
North America	$56	$—	$52	$1
Europe	48	1	5	—
Asia/Pacific	5	—	30	—
Mining	64	1	—	—
Latin America	65	1	107	1
Caterpillar Power Finance	356	3	125	—
Total	$594	$6	$319	$2
Total Impaired Finance Receivables
North America	$74	$1	$63	$1
Europe	55	1	53	1
Asia/Pacific	34	—	60	1
Mining	109	2	130	3
Latin America	108	1	174	1
Caterpillar Power Finance	545	4	382	3
Total	$925	$9	$862	$10

UNAUDITED

(Millions of dollars)
	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
Impaired Finance Receivables With No Allowance Recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
North America	$18	$1	$11	$—
Europe	23	—	48	1
Asia/Pacific	31	1	18	1
Mining	78	2	129	4
Latin America	44	1	70	1
Caterpillar Power Finance	178	3	258	6
Total	$372	$8	$534	$13
Impaired Finance Receivables With An Allowance Recorded
North America	$53	$1	$56	$1
Europe	32	1	6	—
Asia/Pacific	6	—	38	1
Mining	36	1	—	—
Latin America	76	2	101	2
Caterpillar Power Finance	355	4	96	1
Total	$558	$9	$297	$5
Total Impaired Finance Receivables
North America	$71	$2	$67	$1
Europe	55	1	54	1
Asia/Pacific	37	1	56	2
Mining	114	3	129	4
Latin America	120	3	171	3
Caterpillar Power Finance	533	7	354	7
Total	$930	$17	$831	$18

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

As of June 30, 2018, there were $77 million in finance receivables on non-accrual status for the Dealer portfolio segment, all of which was in Latin America. As of December 31, 2017, there were no finance receivables on non-accrual status for the Dealer portfolio segment. The recorded investment in Customer finance receivables on non-accrual status was as follows:

(Millions of dollars)	June 30, 2018	December 31, 2017
North America	$42	$38
Europe	69	37
Asia/Pacific	6	10
Mining	13	63
Latin America	142	192
Caterpillar Power Finance	357	343
Total	$629	$683

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

As of June 30, 2018 and December 31, 2017, there were no additional funds committed to lend to a borrower whose terms have been modified in a TDR.

There were no finance receivables modified as TDRs during the three and six months ended June 30, 2018 and 2017 for the Dealer or Caterpillar Purchased Receivables portfolio segments. Our recorded investment in finance receivables in the Customer portfolio segment modified as TDRs were as follows:

(Dollars in millions)	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
North America	17	$7	$7	17	$8	$7
Europe	—	—	—	—	—	—
Asia/Pacific	—	—	—	1	—	—
Mining	—	—	—	—	—	—
Latin America	—	—	—	7	3	3
Caterpillar Power Finance(1)	2	50	17	48	243	237
Total	19	$57	$24	73	$254	$247

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
North America	30	$13	$13	26	$9	$8
Europe	—	—	—	1	—	—
Asia/Pacific	—	—	—	6	39	30
Mining	1	29	29	2	57	56
Latin America	1	3	3	14	5	5
Caterpillar Power Finance	5	53	20	54	268	261
Total	37	$98	$65	103	$378	$360

(1) In Caterpillar Power Finance, during the three months ended June 30, 2017, 42 contracts with a pre-TDR recorded investment of $175 million and a post-TDR recorded investment of $175 million were related to three customers.

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

UNAUDITED

As of June 30, 2018, $3 million of deferred net gains, net of tax, included in equity (AOCI in the Consolidated Statements of Financial Position), related to our floating-to-fixed interest rate contracts, are expected to be reclassified to Interest expense over the next twelve months.  The actual amount recorded in Interest expense will vary based on interest rates at the time the hedged transactions impact earnings.

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

The location and fair value of derivative instruments reported in the Consolidated Statements of Financial Position were as follows:

(Millions of dollars)		Asset (Liability) Fair Value
	Consolidated Statements of Financial Position Location	June 30, 2018	December 31, 2017
Designated derivatives
Interest rate contracts	Other assets	$6	$3
Interest rate contracts	Accrued expenses	(3)	(2)
Cross currency contracts	Other assets	46	7
Cross currency contracts	Accrued expenses	(26)	(57)
		$23	$(49)
Undesignated derivatives
Foreign exchange contracts	Other assets	$26	$12
Foreign exchange contracts	Accrued expenses	(10)	(9)
Cross currency contracts	Other assets	5	—
		$21	$3

The total notional amount of our derivative instruments was $6.56 billion and $3.69 billion as of June 30, 2018 and December 31, 2017, respectively. The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties. The amounts exchanged by the parties are calculated by reference to the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates and interest rates.

The effect of derivatives designated as hedging instruments on the Consolidated Statements of Profit was as follows:

Fair Value Hedges
(Millions of dollars)		Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts	Other income (expense)	$—	$—	$—	$—

		Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts	Other income (expense)	$(2)	$2	$(1)	$1

UNAUDITED

Cash Flow Hedges
(Millions of dollars)	Three Months Ended June 30, 2018
		Recognized in Earnings
	Amounts of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$5	Interest expense	$—	$—
Cross currency contracts	123	Other income (expense)	119	—
		Interest expense	5	—
	$128		$124	$—

	Three Months Ended June 30, 2017
		Recognized in Earnings
	Amounts of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$—	Interest expense	$2	$—
Cross currency contracts	(23)	Other income (expense)	(27)	—
	$(23)		$(25)	$—

	Six Months Ended June 30, 2018
		Recognized in Earnings
	Amounts of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$5	Interest expense	$1	$—
Cross currency contracts	90	Other income (expense)	90	—
		Interest expense	8	—
	$95		$99	$—

	Six Months Ended June 30, 2017
		Recognized in Earnings
	Amounts of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$—	Interest expense	$3	$—
Cross currency contracts	(41)	Other income (expense)	(49)	—
	$(41)		$(46)	$—

UNAUDITED

The effect of derivatives not designated as hedging instruments on the Consolidated Statements of Profit was as follows:

(Millions of dollars)		Three Months Ended June 30,
	Classification	2018	2017
Foreign exchange contracts	Other income (expense)	$18	$15
Cross currency contracts	Other income (expense)	5	2
		$23	$17

		Six Months Ended June 30,
	Classification	2018	2017
Foreign exchange contracts	Other income (expense)	$11	$11
Cross currency contracts	Other income (expense)	5	(1)
		$16	$10

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

Collateral is generally not required of the counterparties or us under the master netting agreements. As of June 30, 2018 and December 31, 2017, no cash collateral was received or pledged under the master netting agreements.

The effect of net settlement provisions of the master netting agreements on our derivative balances upon an event of default or a termination event was as follows:

Offsetting of Derivative Assets and Liabilities
(Millions of dollars)
	June 30, 2018	December 31, 2017
Derivative Assets
Gross Amount of Recognized Assets	$83	$22
Gross Amounts Offset	—	—
Net Amount of Assets(1)	83	22
Gross Amounts Not Offset	(13)	(10)
Net Amount	$70	$12

Derivative Liabilities
Gross Amount of Recognized Liabilities	$(39)	$(68)
Gross Amounts Offset	—	—
Net Amount of Liabilities(1)	(39)	(68)
Gross Amounts Not Offset	13	10
Net Amount	$(26)	$(58)

(1) As presented in the Consolidated Statements of Financial Position.

UNAUDITED

5.	Accumulated Other Comprehensive Income/(Loss)

Comprehensive income/(loss) and its components are presented in the Consolidated Statements of Comprehensive Income. Changes in Accumulated other comprehensive income/(loss), net of tax, included in the Consolidated Statements of Changes in Shareholder's Equity, consisted of the following:

(Millions of dollars)	Foreign currency translation	Derivative financial instruments	Available-for- sale securities	Total

Three Months Ended June 30, 2017
Balance at March 31, 2017	$(914)	$1	$—	$(913)
Other comprehensive income/(loss) before reclassifications	158	(15)	1	144
Amounts reclassified from accumulated other comprehensive (income)/loss	—	16	—	16
Other comprehensive income/(loss)	158	1	1	160
Balance at June 30, 2017	$(756)	$2	$1	$(753)

Three Months Ended June 30, 2018
Balance at March 31, 2018	$(522)	$(11)	$—	$(533)
Other comprehensive income/(loss) before reclassifications	(254)	99	—	(155)
Amounts reclassified from accumulated other comprehensive (income)/loss	—	(96)	—	(96)
Other comprehensive income/(loss)	(254)	3	—	(251)
Balance at June 30, 2018	$(776)	$(8)	$—	$(784)

Six Months Ended June 30, 2017
Balance at December 31, 2016	$(994)	$(1)	$—	$(995)
Other comprehensive income/(loss) before reclassifications	238	(27)	1	212
Amounts reclassified from accumulated other comprehensive (income)/loss	—	30	—	30
Other comprehensive income/(loss)	238	3	1	242
Balance at June 30, 2017	$(756)	$2	$1	$(753)

Six Months Ended June 30, 2018
Balance at December 31, 2017	$(587)	$(5)	$—	$(592)
Other comprehensive income/(loss) before reclassifications	(189)	73	—	(116)
Amounts reclassified from accumulated other comprehensive (income)/loss	—	(76)	—	(76)
Other comprehensive income/(loss)	(189)	(3)	—	(192)
Balance at June 30, 2018	$(776)	$(8)	$—	$(784)

UNAUDITED

The effect of the reclassifications out of Accumulated other comprehensive income/(loss) on the Consolidated Statements of Profit was as follows:

(Millions of dollars)		Three Months Ended June 30,		Six Months Ended June 30,
Derivative financial instruments	Classification of income (expense)	2018	2017	2018	2017
Cross currency contracts	Other income (expense)	$119	$(27)	$90	$(49)
Cross currency contracts	Interest expense	5	—	8	—
Interest rate contracts	Interest expense	—	2	1	3
Reclassifications before tax		124	(25)	99	(46)
Tax (provision) benefit		(28)	9	(23)	16
Total reclassifications from Accumulated other comprehensive income/(loss)		$96	$(16)	$76	$(30)

6.	Segment Information

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

•	Timing - Timing differences in the recognition of costs between segment reporting and consolidated external reporting.

•	Methodology - Methodology differences between segment reporting and consolidated external reporting are as follows:

◦	Segment assets include off-balance sheet managed assets for which we maintain servicing responsibilities.

◦	The impact of differences between the actual leverage and the segment leverage ratios.

◦	Interest expense includes realized forward points on foreign currency forward contracts.

◦	The net gain or loss from interest rate derivatives.

◦	The profit attributable to noncontrolling interests is considered a component of segment profit.

Supplemental segment data and reconciliations to consolidated external reporting for the three months ended June 30 was as follows:

(Millions of dollars) 2018	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at June 30, 2018	Capital expenditures
North America	$378	$105	$91	$144	$8	$15,650	$456
Europe	71	5	13	19	13	4,390	22
Asia/Pacific	95	44	30	4	(1)	4,714	3
Latin America	63	(20)	25	8	36	3,070	19
Caterpillar Power Finance	31	(36)	15	—	46	2,606	—
Mining	70	11	15	33	2	2,196	31
Total Segments	708	109	189	208	104	32,626	531
Unallocated	23	(65)	62	1	—	1,855	2
Timing	(8)	9	—	—	—	44	—
Methodology	—	47	(61)	—	—	(213)	—
Inter-segment Eliminations (1)	—	—	—	—	—	(223)	—
Total	$723	$100	$190	$209	$104	$34,089	$533

2017	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at December 31, 2017	Capital expenditures
North America	$331	$90	$74	$129	$7	$14,790	$353
Europe	67	22	9	21	(3)	4,332	28
Asia/Pacific	66	22	22	7	(2)	4,214	1
Latin America	75	4	31	10	14	3,407	9
Caterpillar Power Finance	38	7	10	1	13	2,746	—
Mining	72	30	13	34	(9)	2,399	45
Total Segments	649	175	159	202	20	31,888	436
Unallocated	34	(44)	47	—	—	1,719	3
Timing	(7)	(1)	—	—	(2)	53	—
Methodology	—	34	(38)	—	—	(256)	—
Inter-segment Eliminations (1)	—	—	—	—	—	(244)	—
Total	$676	$164	$168	$202	$18	$33,160	$439

 (1) Elimination is primarily related to intercompany loans.

UNAUDITED

Supplemental segment data and reconciliations to consolidated external reporting for the six months ended June 30 was as follows:

(Millions of dollars) 2018	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at June 30, 2018	Capital expenditures
North America	$739	$200	$173	$279	$25	$15,650	$666
Europe	139	12	23	39	24	4,390	36
Asia/Pacific	177	84	55	10	(5)	4,714	7
Latin America	132	(16)	54	15	48	3,070	27
Caterpillar Power Finance	65	(39)	27	1	64	2,606	—
Mining	132	16	30	63	8	2,196	64
Total Segments	1,384	257	362	407	164	32,626	800
Unallocated	45	(132)	120	1	—	1,855	94
Timing	(16)	6	—	—	7	44	—
Methodology	—	93	(118)	—	—	(213)	—
Inter-segment Eliminations (1)	—	—	—	—	—	(223)	—
Total	$1,413	$224	$364	$408	$171	$34,089	$894

2017	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at December 31, 2017	Capital expenditures
North America	$651	$172	$147	$258	$14	$14,790	$535
Europe	132	42	18	41	(2)	4,332	46
Asia/Pacific	129	48	42	14	(6)	4,214	3
Latin America	155	10	62	21	29	3,407	42
Caterpillar Power Finance	79	36	21	2	7	2,746	—
Mining	142	45	25	71	(9)	2,399	80
Total Segments	1,288	353	315	407	33	31,888	706
Unallocated	65	(81)	89	—	—	1,719	4
Timing	(15)	(7)	—	—	1	53	—
Methodology	—	66	(74)	—	—	(256)	—
Inter-segment Eliminations (1)	—	—	—	—	—	(244)	—
Total	$1,338	$331	$330	$407	$34	$33,160	$710

(1) Elimination is primarily related to intercompany loans.

7.	Guarantees

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

No significant loss has been experienced or is anticipated under any of these guarantees.  At June 30, 2018 and December 31, 2017, the related recorded liability was less than $1 million. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees was $97 million and $91 million at June 30, 2018 and December 31, 2017, respectively.

UNAUDITED

We provide guarantees to repurchase certain loans of Caterpillar dealers from a special purpose corporation (SPC) that qualifies as a VIE (see Note 1 for additional information regarding the accounting guidance on the consolidation of VIEs).  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  We have a loan purchase agreement with the SPC that obligates us to purchase certain loans that are not paid at maturity.  We receive a fee for providing this guarantee, which provides a source of liquidity for the SPC.  We are the primary beneficiary of the SPC as our guarantees result in us having both the power to direct the activities that most significantly impact the SPC's economic performance and the obligation to absorb losses and therefore we have consolidated the financial statements of the SPC. As of June 30, 2018 and December 31, 2017, the SPC’s assets of $1.08 billion and $1.11 billion, respectively, were primarily comprised of loans to dealers, which are included in Finance receivables, net in the Consolidated Statements of Financial Position, and the SPC's liabilities of $1.08 billion and $1.11 billion, respectively, were primarily comprised of commercial paper, which is included in Short-term borrowings in the Consolidated Statements of Financial Position.  The assets of the SPC are not available to pay our creditors. We may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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

Derivative financial instruments are measured on a recurring basis at fair value and are classified as Level 2 measurements.  We had derivative financial instruments in a net asset position included in our Consolidated Statements of Financial Position of $44 million as of June 30, 2018, and in a net liability position of $46 million as of December 31, 2017.

UNAUDITED

Impaired loans
Our impaired loans are subject to measurement at fair value on a nonrecurring basis and are classified as Level 3 measurements. A loan is considered impaired when management determines that collection of contractual amounts due is not probable. In these cases, an allowance for credit losses may be established based either on the present value of expected future cash flows discounted at the receivables' effective interest rate, the fair value of the collateral for collateral-dependent receivables or the observable market price of the receivable. In determining collateral value, we estimate the current fair market value of the collateral less selling costs. We had impaired loans carried at the fair value of $320 million and $341 million as of June 30, 2018 and December 31, 2017, respectively.

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

Please refer to the table below for the fair values of our financial instruments.

(Millions of dollars)	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Cash and cash equivalents	$751	$751	$708	$708	1
Restricted cash and cash equivalents(2)	$3	$3	$24	$24	1
Finance receivables, net (excluding finance leases(1))	$20,320	$20,255	$20,063	$20,019	3	Note 3
Interest rate contracts:
In a receivable position	$6	$6	$3	$3	2	Note 4
In a payable position	$(3)	$(3)	$(2)	$(2)	2	Note 4
Cross currency contracts:
In a receivable position	$51	$51	$7	$7	2	Note 4
In a payable position	$(26)	$(26)	$(57)	$(57)	2	Note 4
Foreign exchange contracts:
In a receivable position	$26	$26	$12	$12	2	Note 4
In a payable position	$(10)	$(10)	$(9)	$(9)	2	Note 4
Short-term borrowings	$(6,185)	$(6,185)	$(4,836)	$(4,836)	1
Long-term debt	$(21,958)	$(21,822)	$(22,106)	$(22,230)	2
Guarantees	$—	$—	$—	$—	3	Note 7

(1) As of June 30, 2018 and December 31, 2017, represents finance leases with a net carrying value of $7.42 billion and $7.06 billion, respectively.
(2) Included in Other assets in the Consolidated Statements of Financial Position.

UNAUDITED

9.	Contingencies

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

The provision for income taxes reflects an estimated annual tax rate of 24 percent in the second quarter of 2018, compared with 30 percent in the second quarter of 2017. The decrease in the estimated annual tax rate is primarily due to the reduction in the U.S. corporate tax rate beginning January 1, 2018, along with changes in the geographic mix of profits.

UNAUDITED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We reported second-quarter 2018 revenues of $723 million, an increase of $47 million, or 7 percent, compared with the second quarter of 2017. Second-quarter 2018 profit was $71 million, a $43 million, or 38 percent, decrease from the second quarter of 2017.

The increase in revenues was due to a $35 million favorable impact from higher average financing rates and a $26 million favorable impact from higher average earning assets, partially offset by a $14 million unfavorable impact from lower lending activity with Caterpillar.

Profit before income taxes was $100 million for the second quarter of 2018, compared with $164 million for the second quarter of 2017. The decrease was primarily due to an $86 million increase in provision for credit losses, partially offset by a $12 million increase in net yield on average earning assets and a $12 million favorable impact from higher average earning assets.

The provision for income taxes reflects an estimated annual tax rate of 24 percent in the second quarter of 2018, compared with 30 percent in the second quarter of 2017. The decrease in the estimated annual tax rate is primarily due to the reduction in the U.S. corporate tax rate beginning January 1, 2018, along with changes in the geographic mix of profits.

During the second quarter of 2018, retail new business volume was $3.56 billion, an increase of $863 million, or 32 percent, from the second quarter of 2017. The increase was primarily driven by higher volume in Asia/Pacific, North America and Europe, partially offset by a decrease in Caterpillar Power Finance.

At the end of the second quarter of 2018, past dues were 3.16 percent, compared with 2.71 percent at the end of the second quarter of 2017, primarily due to increased delinquencies in the Caterpillar Power Finance portfolio. Write-offs, net of recoveries, were $80 million for the second quarter of 2018, compared with $26 million for the second quarter of 2017. The increase in write-offs, net of recoveries, was primarily driven by a small number of customers in the Caterpillar Power Finance portfolio and recent collection experience in the Latin America portfolio.

As of June 30, 2018, the allowance for credit losses totaled $416 million, or 1.48 percent of finance receivables, compared with $403 million, or 1.45 percent of finance receivables at March 31, 2018 and $365 million, or 1.33 percent of finance receivables as of December 31, 2017.

UNAUDITED

SECOND QUARTER 2018 COMPARED WITH SECOND QUARTER 2017

Consolidated Total Revenues

The chart above graphically illustrates reasons for the change in Consolidated Total Revenues between second quarter 2017 (at left) and second quarter 2018 (at right). Items favorably impacting total revenues appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting total revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Retail revenue for the second quarter of 2018 was $328 million, an increase of $21 million from the same period in 2017. The increase was due to a $19 million favorable impact from higher interest rates on retail finance receivables and a $2 million favorable impact from higher average earning assets. For the quarter ended June 30, 2018, retail average earning assets were $23.13 billion, an increase of $72 million from the same period in 2017. The annualized average yield was 5.66 percent for the second quarter of 2018, compared with 5.33 percent for the second quarter of 2017.

Operating lease revenue for the second quarter of 2018 was $257 million, an increase of $12 million from the same period in 2017. The increase was due to an $11 million favorable impact from higher average rental rates on operating leases and a $1 million favorable impact from higher average earning assets.

Wholesale revenue for the second quarter of 2018 was $105 million, an increase of $27 million from the same period in 2017. The increase was due to a $23 million favorable impact from higher average earning assets and a $4 million favorable impact from higher interest rates on wholesale finance receivables. For the quarter ended June 30, 2018, wholesale average earning assets were $4.92 billion, an increase of $1.03 billion from the same period in 2017. The annualized average yield was 8.51 percent for the second quarter of 2018, compared with 8.00 percent for the second quarter of 2017.

Other revenue, net, items were as follows:

(Millions of dollars)	Three Months Ended June 30,
	2018	2017	$ Change
Finance receivable and operating lease fees (including late charges)	$19	$19	$—
Fees on committed credit facility extended to Caterpillar	10	10	—
Interest income on Notes Receivable from Caterpillar	7	20	(13)
Net loss on returned or repossessed equipment	(7)	(6)	(1)
Miscellaneous other revenue, net	4	3	1
Total Other revenue, net	$33	$46	$(13)

UNAUDITED

Consolidated Profit Before Income Taxes

The chart above graphically illustrates reasons for the change in Consolidated Profit Before Income Taxes between second quarter 2017 (at left) and second quarter 2018 (at right). Items favorably impacting profit before income taxes appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting profit before income taxes appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Profit before income taxes was $100 million for the second quarter of 2018, compared with $164 million for the second quarter of 2017. The decrease was primarily due to an $86 million increase in provision for credit losses, partially offset by a $12 million increase in net yield on average earning assets and a $12 million favorable impact from higher average earning assets.

Provision for Income Taxes
The provision for income taxes reflects an estimated annual tax rate of 24 percent in the second quarter of 2018, compared with 30 percent in the second quarter of 2017. The decrease in the estimated annual tax rate is primarily due to the reduction in the U.S. corporate tax rate beginning January 1, 2018, along with changes in the geographic mix of profits.

UNAUDITED

SIX MONTHS ENDED JUNE 30, 2018 VS. SIX MONTHS ENDED JUNE 30, 2017

Consolidated Total Revenues

The chart above graphically illustrates reasons for the change in Consolidated Total Revenues between June YTD 2017 (at left) and June YTD 2018 (at right). Items favorably impacting total revenues appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting total revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Retail revenue for the first six months of 2018 was $645 million, an increase of $30 million from the same period in 2017. The increase was due to a $28 million favorable impact from higher interest rates on retail finance receivables and a $2 million favorable impact from higher average earning assets. For the six months ended June 30, 2018, retail average earning assets were $23.16 billion, an increase of $50 million from the same period in 2017. The annualized average yield was 5.57 percent for the first six months of 2018, compared with 5.32 percent for the same period in 2017.

Operating lease revenue for the first six months of 2018 was $501 million, an increase of $11 million from the same period in 2017. The increase was due to a $14 million favorable impact from higher average rental rates on operating leases, partially offset by a $3 million unfavorable impact from lower average earning assets.

Wholesale revenue for the first six months of 2018 was $196 million, an increase of $53 million from the same period in 2017. The increase was due to a $40 million favorable impact from higher average earning assets and a $13 million favorable impact from higher interest rates on wholesale finance receivables. For the six months ended June 30, 2018, wholesale average earning assets were $4.62 billion, an increase of $1.00 billion from the same period in 2017. The annualized average yield was 8.49 percent for the first six months of 2018, compared with 7.91 percent for the same period in 2017.

Other revenue, net, items were as follows:

(Millions of dollars)	Six Months Ended June 30,
	2018	2017	$ Change
Finance receivable and operating lease fees (including late charges)	$37	$36	$1
Fees on committed credit facility extended to Caterpillar	20	20	—
Interest income on Notes Receivable from Caterpillar	14	38	(24)
Net loss on returned or repossessed equipment	(7)	(10)	3
Miscellaneous other revenue, net	7	6	1
Total Other revenue, net	$71	$90	$(19)

UNAUDITED

Consolidated Profit Before Income Taxes

The chart above graphically illustrates reasons for the change in Consolidated Profit Before Income Taxes between June YTD 2017 (at left) and June YTD 2018 (at right). Items favorably impacting profit before income taxes appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting profit before income taxes appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Profit before income taxes was $224 million for the first six months of 2018, compared with $331 million for the same period in 2017. The decrease was primarily due to a $137 million increase in provision for credit losses, partially offset by a $28 million increase in net yield on average earning assets and a $20 million favorable impact from higher average earning assets.

Provision for Income Taxes
The provision for income taxes reflects an estimated annual tax rate of 24 percent for the six months ended June 30, 2018, compared with 30 percent for the six months ended June 30, 2017. The decrease in the estimated annual tax rate is primarily due to the reduction in the U.S. corporate tax rate beginning January 1, 2018, along with changes in the geographic mix of profits.

Finance Receivables and Equipment on Operating Leases

New Business Volume

(Millions of dollars)	Six Months Ended June 30,
	2018	2017	$ Change
New retail financing	$5,269	$4,319	$950
New operating lease activity	828	715	113
New wholesale financing	21,935	17,415	4,520
Total	$28,032	$22,449	$5,583

New retail financing increased primarily due to higher volume in Asia/Pacific, Europe and North America, partially offset by a decrease in Caterpillar Power Finance. New operating lease activity (which is substantially related to retail) increased primarily due to higher rentals of Cat equipment in North America, partially offset by lower rentals in Latin America. New wholesale financing increased primarily due to higher purchases of trade receivables from Caterpillar.

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

(Millions of dollars)	June 30, 2018	December 31, 2017	$ Change
Finance receivables, net	$27,739	$27,126	$613
Equipment on operating leases, less accumulated depreciation	3,633	3,568	65
Total portfolio	$31,372	$30,694	$678

Retail installment sale contracts	$99	$74	$25
Retail finance leases	92	103	(11)
Retail notes receivable	51	55	(4)
Operating leases	35	39	(4)
Total off-balance sheet managed assets	$277	$271	$6

Total managed portfolio	$31,649	$30,965	$684

Total Portfolio Metrics
At the end of the second quarter of 2018, past dues were 3.16 percent, compared with 2.71 percent at the end of the second quarter of 2017, primarily due to increased delinquencies in the Caterpillar Power Finance portfolio. Total non-performing finance receivables, which represent finance receivables currently on non-accrual status, were $706 million and $683 million at June 30, 2018 and December 31, 2017, respectively. Total non-performing finance receivables as a percentage of our recorded investment in finance receivables were 2.51 percent and 2.48 percent at June 30, 2018 and December 31, 2017, respectively.

Our allowance for credit losses as of June 30, 2018 was $416 million or 1.48 percent of our recorded investment in finance receivables compared with $365 million or 1.33 percent as of December 31, 2017. The increase in our allowance for credit losses was primarily driven by specific reserves for individually evaluated finance receivables. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and current economic conditions. We believe our allowance is sufficient to provide for losses inherent in our existing finance receivable portfolio as of June 30, 2018.

UNAUDITED

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity provide us with the ability to meet our financial obligations on a timely basis.  Maintaining and managing adequate capital and liquidity resources includes management of funding sources and their utilization based on current, future and contingent needs. Throughout the second quarter of 2018, we experienced favorable liquidity conditions. We ended the second quarter of 2018 with $751 million of cash, an increase of $43 million from year-end 2017. Our cash balances are held in numerous locations throughout the world with approximately $190 million held by our non-U.S. subsidiaries. Amounts held by non-U.S. subsidiaries are available for general corporate use and could be used in the U.S. without incurring significant additional U.S. taxes. We expect to meet our U.S. funding needs without repatriating undistributed profits that are indefinitely reinvested outside the U.S.

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

Total borrowings outstanding as of June 30, 2018 were $29.67 billion, an increase of $1.09 billion over December 31, 2017, primarily due to increasing portfolio balances. Outstanding borrowings were as follows:

(Millions of dollars)	June 30, 2018	December 31, 2017
Medium-term notes, net of unamortized discount and debt issuance costs	$21,313	$21,303
Commercial paper, net of unamortized discount	5,133	3,680
Bank borrowings – long-term	645	803
Bank borrowings – short-term	619	675
Variable denomination floating rate demand notes	433	481
Notes payable to Caterpillar	1,523	1,638
Total outstanding borrowings	$29,666	$28,580

Medium-term notes
We issue medium-term unsecured notes through securities dealers or underwriters in the U.S., Canada, Europe, Australia, Japan, Hong Kong, China, Argentina and Mexico to both retail and institutional investors. These notes are offered in several currencies and with a variety of maturities. These notes are senior unsecured obligations of the Company. Medium-term notes issued totaled $3.56 billion and redeemed totaled $3.51 billion for the six months ended June 30, 2018. Medium-term notes outstanding as of June 30, 2018, mature as follows:

(Millions of dollars)
2018	$2,387
2019	5,584
2020	5,467
2021	2,745
2022	1,989
Thereafter	3,141
Total	$21,313

UNAUDITED

Commercial paper
We issue unsecured commercial paper in the U.S., Europe and other international capital markets.  These short-term promissory notes are issued on a discounted basis and are payable at maturity.

Revolving credit facilities
We have three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and us for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of June 30, 2018 was $7.75 billion. Information on our Credit Facility is as follows:

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

At June 30, 2018, Caterpillar’s consolidated net worth was $14.91 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined in the Credit Facility as the consolidated shareholders' equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income/(loss).

At June 30, 2018, our covenant interest coverage ratio was 1.68 to 1. This is above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense, calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at June 30, 2018, our covenant leverage ratio was 7.62 to 1. This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event that either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At June 30, 2018, there were no borrowings under the Credit Facility.

Bank borrowings
Available credit lines with banks as of June 30, 2018 totaled $4.55 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements. As of June 30, 2018, we had $1.26 billion outstanding against these credit lines and were in compliance with all debt covenants under these credit lines. The remaining available credit commitments may be withdrawn any time at the lenders' discretion.

Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction.  We do not hold reserves to fund the payment of the demand notes.  The notes are offered on a continuous basis. As of June 30, 2018, there was $433 million of variable denomination floating rate demand notes outstanding. The maximum amount of variable denomination floating rate demand notes that we may have outstanding at any time may not exceed $1.25 billion.

Notes receivable from/payable to Caterpillar
Under our variable amount and term lending agreements and other notes receivable with Caterpillar, we may borrow up to $2.79 billion from Caterpillar and Caterpillar may borrow up to $2.14 billion from us.  The variable amount lending agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice.  The term lending agreements have remaining maturities ranging up to nine years. We had notes payable of $1.52 billion and notes receivable of $646 million outstanding under these agreements as of June 30, 2018.

UNAUDITED

Committed credit facility
We extended a $2 billion committed credit facility to Caterpillar, which expires in February 2019.  We receive a fee from Caterpillar based on amounts drawn under the credit facility and a commitment fee for the undrawn amounts under the credit facility.  At June 30, 2018, there were no borrowings under this credit facility.

OFF-BALANCE SHEET ARRANGEMENTS
We lease all of our facilities except for our corporate headquarters building. In addition, we have potential payment exposure for guarantees issued to third parties totaling $97 million as of June 30, 2018.

CASH FLOWS
Operating cash flow was $509 million in the first six months of 2018, compared with $623 million for the same period a year ago. Net cash used for investing activities was $1.70 billion for the first six months of 2018, compared with $1.71 billion for the same period in 2017. The change was primarily due to the impact of lending activity with Caterpillar, partially offset by portfolio related activity. Net cash provided by financing activities was $1.22 billion for the first six months of 2018, compared with $435 million for the same period in 2017. The change was primarily due to the impact of net borrowings.

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

Our actual results may differ materially from those described or implied in our forward-looking statements due to factors that affect international businesses, including changes in economic conditions, disruptions in the global financial and credit markets, and changes in laws, regulations and political stability, as well as factors specific to Cat Financial and the markets we serve, including the market’s acceptance of our products and services, the creditworthiness of our customers, interest rate and currency rate fluctuations and estimated residual values of leased equipment.  These risk factors may not be exhaustive. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the captions "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our annual report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 15, 2018 for the fiscal year ended December 31, 2017, as supplemented in our Form 10-Q filed with the SEC on May 2, 2018 and in this Form 10-Q filing and subsequent Form 10-Q and Form 8-K reports filed with the SEC.

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

Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the second quarter of 2018 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description of Exhibit

10.1	Amended and Restated Tax Sharing Agreement, dated as of May 31, 2018, between the Company and Caterpillar
12	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of David T. Walton, President, Director and Chief Executive Officer of Caterpillar Financial Services Corporation, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2
Certification of Patrick T. McCartan, Executive Vice President and Chief Financial Officer of Caterpillar Financial Services Corporation, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32
Certifications of David T. Walton, President, Director and Chief Executive Officer of Caterpillar Financial Services Corporation, and Patrick T. McCartan, Executive Vice President and Chief Financial Officer of Caterpillar Financial Services Corporation, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Caterpillar Financial Services Corporation
(Registrant)
Date:	August 7, 2018	/s/David T. Walton
David T. Walton, President, Director and Chief Executive Officer

Date:	August 7, 2018	/s/Patrick T. McCartan
Patrick T. McCartan, Executive Vice President and Chief Financial Officer

Date:	August 7, 2018	/s/Leslie S. Zmugg
Leslie S. Zmugg, Secretary

Date:	August 7, 2018	/s/Jeffry D. Everett
Jeffry D. Everett, Controller