Form 10-Q
period 2018-09-30
CATERPILLAR FINANCIAL SERVICES CORP
filed 2018-10-31
CIK 764764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Yes [    ] No [✓ ]

As of October 31, 2018, one share of common stock of the registrant was outstanding, which is owned by Caterpillar Inc.

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

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF PROFIT
(Unaudited)
(Dollars in Millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenues:
Retail finance	$330	$309	$975	$924
Operating lease	259	247	760	737
Wholesale finance	108	79	304	222
Other, net	38	38	109	128
Total revenues	735	673	2,148	2,011

Expenses:
Interest	194	169	558	499
Depreciation on equipment leased to others	208	201	616	608
General, operating and administrative	109	113	326	319
Provision for credit losses	47	48	218	82
Other	11	12	28	36
Total expenses	569	543	1,746	1,544

Other income (expense)	(3)	(4)	(15)	(10)

Profit before income taxes	163	126	387	457

Provision for income taxes	32	38	85	137

Profit of consolidated companies	131	88	302	320

Less: Profit attributable to noncontrolling interests	6	2	15	5

Profit [1]	$125	$86	$287	$315

1 Profit attributable to Caterpillar Financial Services Corporation.

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Profit of consolidated companies	$131	$88	$302	$320

Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (expense)/benefit of: 2018 $(3) three months, $(18) nine months; 2017 $30 three months, $94 nine months	(50)	154	(241)	395
Derivative financial instruments:
Gains (losses) deferred, net of tax (expense)/benefit of: 2018 $(14) three months, $(36) nine months; 2017 $8 three months, $22 nine months	42	(14)	115	(41)
(Gains) losses reclassified to earnings, net of tax expense/(benefit) of: 2018 $14 three months, $37 nine months; 2017 $(7) three months, $(23) nine months	(42)	11	(118)	41
Available-for-sale securities:
Gains (losses) deferred, net of tax (expense)/benefit of: 2018 $0 three months, $0 nine months; 2017 $0 three months, $0 nine months	—	(1)	—	—
(Gains) losses reclassified to earnings, net of tax expense/(benefit) of: 2018 $0 three months, $0 nine months; 2017 $0 three months, $0 nine months	—	—	—	—
Total Other comprehensive income (loss), net of tax	(50)	150	(244)	395

Comprehensive income (loss)	81	238	58	715

Less: Comprehensive income (loss) attributable to the noncontrolling interests	—	5	7	11

Comprehensive income (loss) attributable to Caterpillar Financial Services Corporation	$81	$233	$51	$704

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in Millions, except share data)

	September 30, 2018	December 31, 2017
Assets:
Cash and cash equivalents	$676	$708
Finance receivables, net	27,512	27,126
Notes receivable from Caterpillar	667	559
Equipment on operating leases,
less accumulated depreciation	3,594	3,568
Deferred and refundable income taxes	205	174
Other assets	1,183	1,025
Total assets	$33,837	$33,160

Liabilities and shareholder’s equity:
Payable to dealers and others	$145	$190
Payable to Caterpillar - other	68	85
Accrued expenses	248	274
Income taxes payable	145	158
Payable to Caterpillar - borrowings	1,565	1,638
Short-term borrowings	4,462	4,836
Current maturities of long-term debt	5,801	6,188
Long-term debt	17,450	15,918
Deferred income taxes and other liabilities	631	609
Total liabilities	30,515	29,896

Commitments and contingent liabilities (Notes 7 and 9)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid-in amount)	745	745
Additional paid-in capital	2	2
Retained earnings	3,256	2,969
Accumulated other comprehensive income/(loss)	(828)	(592)
Noncontrolling interests	147	140
Total shareholder’s equity	3,322	3,264

Total liabilities and shareholder’s equity	$33,837	$33,160

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Unaudited)
(Dollars in Millions)

Nine Months Ended September 30, 2017	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Noncontrolling interests	Total
Balance at December 31, 2016	$745	$2	$3,108	$(995)	$125	$2,985
Profit of consolidated companies			315		5	320
Foreign currency translation, net of tax				389	6	395
Derivative financial instruments, net of tax				—		—
Balance at September 30, 2017	$745	$2	$3,423	$(606)	$136	$3,700

Nine Months Ended September 30, 2018
Balance at December 31, 2017	$745	$2	$2,969	$(592)	$140	$3,264
Profit of consolidated companies			287		15	302
Foreign currency translation, net of tax				(233)	(8)	(241)
Derivative financial instruments, net of tax				(3)		(3)
Balance at September 30, 2018	$745	$2	$3,256	$(828)	$147	$3,322

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Profit of consolidated companies	$302	$320
Adjustments for non-cash items:
Depreciation and amortization	626	616
Amortization of receivables purchase discount	(274)	(180)
Provision for credit losses	218	82
Other, net	93	16
Changes in assets and liabilities:
Receivables from others	(11)	69
Other receivables/payables with Caterpillar	(19)	1
Payable to dealers and others	(32)	(31)
Accrued interest payable	22	3
Accrued expenses and other liabilities, net	11	(4)
Income taxes payable	(67)	38
Settlements of designated derivatives	13	(7)
Net cash provided by operating activities	882	923

Cash flows from investing activities:
Expenditures for equipment on operating leases	(1,093)	(1,012)
Capital expenditures - excluding equipment on operating leases	(99)	(6)
Proceeds from disposals of equipment	619	753
Additions to finance receivables	(10,151)	(9,765)
Collections of finance receivables	9,132	10,192
Net changes in Caterpillar purchased receivables	(484)	(161)
Proceeds from sales of receivables	416	98
Net change in variable lending to Caterpillar	(18)	(1,051)
Additions to other notes receivable with Caterpillar	(390)	(53)
Collections on other notes receivable with Caterpillar	300	56
Proceeds from sale of securities	—	4
Settlements of undesignated derivatives	(2)	23
Net cash provided by (used for) investing activities	(1,770)	(922)

Cash flows from financing activities:
Net change in variable lending from Caterpillar	(63)	(105)
Payments on borrowings with Caterpillar	—	(49)
Proceeds from debt issued (original maturities greater than three months)	7,026	6,972
Payments on debt issued (original maturities greater than three months)	(5,636)	(5,718)
Short-term borrowings, net (original maturities three months or less)	(479)	(2,207)
Net cash provided by (used for) financing activities	848	(1,107)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(13)	23

Increase/(decrease) in cash, cash equivalents and restricted cash	(53)	(1,083)
Cash, cash equivalents and restricted cash at beginning of year(1)	732	1,824
Cash, cash equivalents and restricted cash at end of period(1)	$679	$741

(1) As of September 30, 2018 and December 31, 2017, restricted cash, which is included in Other assets in the Consolidated Statements of Financial Position, was $3 million and $24 million, respectively. Restricted cash includes cash related to syndication activities and certain tax deferred transactions which were discontinued in 2018 due to U.S. tax reform legislation.
See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated profit for the three and nine months ended September 30, 2018 and 2017, (b) the consolidated comprehensive income for the three and nine months ended September 30, 2018 and 2017, (c) the consolidated financial position as of September 30, 2018 and December 31, 2017, (d) the consolidated changes in shareholder's equity for the nine months ended September 30, 2018 and 2017 and (e) the consolidated cash flows for the nine months ended September 30, 2018 and 2017. The preparation of financial statements, in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), requires management to make estimates and assumptions that affect reported amounts.  Significant estimates include residual values for leased assets, allowance for credit losses and income taxes.  Actual results may differ from these estimates.

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

UNAUDITED

Lease accounting – In February 2016, the FASB issued accounting guidance that revises the accounting for leases. Under the new guidance, lessees are required to recognize a right-of-use asset and a lease liability for substantially all leases. The new guidance will continue to classify leases as either financing or operating, with classification affecting the pattern of expense recognition. The accounting applied by a lessor under the new guidance will be substantially equivalent to current lease accounting guidance except for certain targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model. Entities have the option to adopt the new guidance using a modified retrospective approach through a cumulative effect adjustment to retained earnings applied either to the beginning of the earliest period presented or the beginning of the period of adoption. We will adopt the new guidance effective January 1, 2019 using a modified retrospective approach through a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption.

The new guidance provides a number of optional practical expedients in transition. We plan to elect the "package of practical expedients", which allows us not to reassess under the new guidance our prior conclusions about lease identification, lease classification and initial direct costs. We do not expect to elect the use-of-hindsight practical expedient. In addition, the new guidance provides practical expedients for an entity’s ongoing accounting that we are still evaluating such as whether or not to separate lease and non-lease components. We plan to elect the short-term lease recognition exemption for all leases that qualify which means we will not recognize right-of-use assets or lease liabilities for these leases.

We are currently designing new processes and controls, cataloging and entering our leases into a recently implemented software solution and evaluating our population of leased assets to assess the effect of the new guidance on our financial statements. While we continue to assess the effects of adoption, we believe the most significant effects relate to the recognition of right-of-use assets and lease liabilities on our balance sheet and providing new disclosures about our leasing activities. We also have a team evaluating the impact of the changes to lessor accounting.

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

Derivatives and hedging – In August 2017, the FASB issued accounting guidance to better align hedge accounting with a company’s risk management activities, simplify the application of hedge accounting and improve the disclosures of hedging arrangements. The new guidance is required to be applied on a modified retrospective basis, resulting in a cumulative-effect adjustment to opening retained earnings in the period of adoption. We will adopt the new guidance effective January 1, 2019. We have completed the evaluation of the impact of the new standard and do not expect the adoption to have a material impact on our financial statements.

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

UNAUDITED

3.	Finance Receivables

A summary of finance receivables included in the Consolidated Statements of Financial Position was as follows:

(Millions of dollars)	September 30, 2018	December 31, 2017
Finance leases and installment sale contracts – Retail	$15,544	$14,647
Retail notes receivable	8,382	9,417
Wholesale notes receivable	4,781	4,161
Finance leases and installment sale contracts – Wholesale	147	119
	28,854	28,344
Less: Unearned income	(926)	(853)
Recorded investment in finance receivables	27,928	27,491
Less: Allowance for credit losses	(416)	(365)
Total finance receivables, net	$27,512	$27,126

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

Our allowance for credit losses as of September 30, 2018 was $416 million or 1.49 percent of our recorded investment in finance receivables compared with $365 million or 1.33 percent as of December 31, 2017. An analysis of the allowance for credit losses was as follows:

(Millions of dollars)
	September 30, 2018
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$353	$9	$3	$365
Receivables written off	(181)	—	—	(181)
Recoveries on receivables previously written off	31	—	—	31
Provision for credit losses	216	(2)	1	215
Adjustment due to sale of receivables	(6)	—	—	(6)
Foreign currency translation adjustment	(8)	—	—	(8)
Balance at end of period	$405	$7	$4	$416

Individually evaluated for impairment	$229	$—	$—	$229
Collectively evaluated for impairment	176	7	4	187
Ending Balance	$405	$7	$4	$416

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$803	$—	$—	$803
Collectively evaluated for impairment	18,771	4,338	4,016	27,125
Ending Balance	$19,574	$4,338	$4,016	$27,928

UNAUDITED

(Millions of dollars)
	December 31, 2017
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$331	$10	$2	$343
Receivables written off	(157)	—	—	(157)
Recoveries on receivables previously written off	43	—	—	43
Provision for credit losses	129	(1)	1	129
Adjustment due to sale of receivables	(1)	—	—	(1)
Foreign currency translation adjustment	8	—	—	8
Balance at end of year	$353	$9	$3	$365

Individually evaluated for impairment	$149	$—	$—	$149
Collectively evaluated for impairment	204	9	3	216
Ending Balance	$353	$9	$3	$365

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$942	$—	$—	$942
Collectively evaluated for impairment	18,847	4,241	3,461	26,549
Ending Balance	$19,789	$4,241	$3,461	$27,491

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

In determining past-due status, we consider the entire recorded investment in finance receivables past due when any installment is over 30 days past due. The tables below summarize our recorded investment in finance receivables by aging category.

(Millions of dollars)
	September 30, 2018
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Recorded Investment in Finance Receivables	91+ Still Accruing
Customer
North America	$74	$17	$46	$137	$7,921	$8,058	$7
Europe	19	9	122	150	2,848	2,998	6
Asia/Pacific	31	14	8	53	2,885	2,938	5
Mining	5	—	9	14	1,623	1,637	—
Latin America	35	15	84	134	1,385	1,519	—
Caterpillar Power Finance	116	45	298	459	1,965	2,424	8
Dealer
North America	—	—	—	—	2,435	2,435	—
Europe	—	—	—	—	580	580	—
Asia/Pacific	—	—	—	—	502	502	—
Mining	—	—	—	—	4	4	—
Latin America	—	—	79	79	734	813	—
Caterpillar Power Finance	—	—	—	—	4	4	—
Caterpillar Purchased Receivables(1)
North America	17	10	11	38	2,618	2,656
Europe	1	—	2	3	448	451
Asia/Pacific	2	—	1	3	588	591
Mining	—	—	—	—	—	—
Latin America	—	—	—	—	314	314
Caterpillar Power Finance	1	—	—	1	3	4
Total	$301	$110	$660	$1,071	$26,857	$27,928	$26

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

There were no impaired finance receivables as of September 30, 2018 and December 31, 2017, for the Dealer and Caterpillar Purchased Receivables portfolio segments. Our recorded investment in impaired finance receivables and the related unpaid principal balances and allowance for the Customer portfolio segment were as follows:

(Millions of dollars)
	As of September 30, 2018			As of December 31, 2017
Impaired Finance Receivables With No Allowance Recorded	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
North America	$17	$17	$—	$19	$19	$—
Europe	2	1	—	45	45	—
Asia/Pacific	29	29	—	34	33	—
Mining	34	34	—	121	121	—
Latin America	31	31	—	45	45	—
Caterpillar Power Finance	61	74	—	160	172	—
Total	$174	$186	$—	$424	$435	$—
Impaired Finance Receivables With An Allowance Recorded
North America	$41	$39	$18	$44	$43	$17
Europe	66	66	36	9	8	5
Asia/Pacific	2	2	1	8	8	2
Mining	58	58	22	—	—	—
Latin America	61	61	34	95	106	42
Caterpillar Power Finance	401	408	118	362	365	83
Total	$629	$634	$229	$518	$530	$149
Total Impaired Finance Receivables
North America	$58	$56	$18	$63	$62	$17
Europe	68	67	36	54	53	5
Asia/Pacific	31	31	1	42	41	2
Mining	92	92	22	121	121	—
Latin America	92	92	34	140	151	42
Caterpillar Power Finance	462	482	118	522	537	83
Total	$803	$820	$229	$942	$965	$149

UNAUDITED

(Millions of dollars)
	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
Impaired Finance Receivables With No Allowance Recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
North America	$19	$—	$14	$1
Europe	4	—	47	—
Asia/Pacific	30	1	30	1
Mining	35	—	128	1
Latin America	37	1	68	1
Caterpillar Power Finance	94	2	171	1
Total	$219	$4	$458	$5
Impaired Finance Receivables With An Allowance Recorded
North America	$47	$—	$44	$—
Europe	59	—	6	—
Asia/Pacific	2	—	28	1
Mining	60	1	—	—
Latin America	51	1	102	1
Caterpillar Power Finance	374	4	251	3
Total	$593	$6	$431	$5
Total Impaired Finance Receivables
North America	$66	$—	$58	$1
Europe	63	—	53	—
Asia/Pacific	32	1	58	2
Mining	95	1	128	1
Latin America	88	2	170	2
Caterpillar Power Finance	468	6	422	4
Total	$812	$10	$889	$10

UNAUDITED

(Millions of dollars)
	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
Impaired Finance Receivables With No Allowance Recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
North America	$17	$1	$12	$1
Europe	17	—	48	1
Asia/Pacific	31	2	22	2
Mining	65	2	128	5
Latin America	41	2	69	2
Caterpillar Power Finance	149	5	233	7
Total	$320	$12	$512	$18
Impaired Finance Receivables With An Allowance Recorded
North America	$51	$1	$52	$1
Europe	41	1	6	—
Asia/Pacific	5	—	35	2
Mining	43	2	—	—
Latin America	69	3	101	3
Caterpillar Power Finance	364	8	141	4
Total	$573	$15	$335	$10
Total Impaired Finance Receivables
North America	$68	$2	$64	$2
Europe	58	1	54	1
Asia/Pacific	36	2	57	4
Mining	108	4	128	5
Latin America	110	5	170	5
Caterpillar Power Finance	513	13	374	11
Total	$893	$27	$847	$28

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

As of September 30, 2018, there were $79 million in finance receivables on non-accrual status for the Dealer portfolio segment, all of which was in Latin America. As of December 31, 2017, there were no finance receivables on non-accrual status for the Dealer portfolio segment. The recorded investment in Customer finance receivables on non-accrual status was as follows:

(Millions of dollars)	September 30, 2018	December 31, 2017
North America	$44	$38
Europe	124	37
Asia/Pacific	4	10
Mining	10	63
Latin America	118	192
Caterpillar Power Finance	451	343
Total	$751	$683

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

As of September 30, 2018 and December 31, 2017, there were no additional funds committed to lend to a borrower whose terms have been modified in a TDR.

There were no finance receivables modified as TDRs during the three and nine months ended September 30, 2018 and 2017 for the Dealer or Caterpillar Purchased Receivables portfolio segments. Our recorded investment in finance receivables in the Customer portfolio segment modified as TDRs were as follows:

(Dollars in millions)	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
North America	4	$—	$—	11	$4	$5
Europe	—	—	—	1	—	—
Latin America	—	—	—	3	21	22
Caterpillar Power Finance	2	40	40	5	51	44
Total	6	$40	$40	20	$76	$71

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
North America	34	$13	$13	37	$13	$13
Europe	—	—	—	2	—	—
Asia/Pacific	—	—	—	6	39	30
Mining	1	29	29	2	57	56
Latin America	1	3	3	17	26	27
Caterpillar Power Finance(1)	7	93	60	59	319	305
Total	43	$138	$105	123	$454	$431

(1) In Caterpillar Power Finance, during the nine months ended September 30, 2017, 44 contracts with a pre-TDR recorded investment of $200 million and a post-TDR recorded investment of $200 million were related to four customers.

UNAUDITED

TDRs in the Customer portfolio segment with a payment default (defined as 91+ days past due) which had been modified within twelve months prior to the default date, were as follows:

(Dollars in millions)	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment
North America	7	$9	—	$—
Latin America	1	—	1	—
Caterpillar Power Finance	3	33	—	—
Total	11	$42	1	$—

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment
North America	10	$10	—	$—
Latin America	3	1	241	16
Caterpillar Power Finance	3	33	—	—
Total	16	$44	241	$16

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

As of September 30, 2018, $3 million of deferred net gains, net of tax, included in equity (AOCI in the Consolidated Statements of Financial Position), related to our floating-to-fixed interest rate contracts, are expected to be reclassified to Interest expense over the next twelve months.  The actual amount recorded in Interest expense will vary based on interest rates at the time the hedged transactions impact earnings.

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

The location and fair value of derivative instruments reported in the Consolidated Statements of Financial Position were as follows:

(Millions of dollars)		Asset (Liability) Fair Value
	Consolidated Statements of Financial Position Location	September 30, 2018	December 31, 2017
Designated derivatives
Interest rate contracts	Other assets	$10	$3
Interest rate contracts	Accrued expenses	(3)	(2)
Cross currency contracts	Other assets	81	7
Cross currency contracts	Accrued expenses	(17)	(57)
		$71	$(49)
Undesignated derivatives
Foreign exchange contracts	Other assets	$42	$12
Foreign exchange contracts	Accrued expenses	(19)	(9)
Cross currency contracts	Other assets	7	—
		$30	$3

UNAUDITED

The total notional amount of our derivative instruments was $7.52 billion and $3.69 billion as of September 30, 2018 and December 31, 2017, respectively. The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties. The amounts exchanged by the parties are calculated by reference to the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates and interest rates.

The effect of derivatives designated as hedging instruments on the Consolidated Statements of Profit was as follows:

Fair Value Hedges
(Millions of dollars)		Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts	Other income (expense)	$—	$—	$—	$—

		Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts	Other income (expense)	$(2)	$2	$(1)	$1

UNAUDITED

Cash Flow Hedges
(Millions of dollars)	Three Months Ended September 30, 2018
		Recognized in Earnings
	Amounts of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$3	Interest expense	$—	$—
Cross currency contracts	53	Other income (expense)	51	—
		Interest expense	5	—
	$56		$56	$—

	Three Months Ended September 30, 2017
		Recognized in Earnings
	Amounts of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$(1)	Interest expense	$1	$—
Cross currency contracts	(21)	Other income (expense)	(20)	—
		Interest expense	1	—
	$(22)		$(18)	$—

	Nine Months Ended September 30, 2018
		Recognized in Earnings
	Amounts of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$8	Interest expense	$1	$—
Cross currency contracts	143	Other income (expense)	141	—
		Interest expense	13	—
	$151		$155	$—

	Nine Months Ended September 30, 2017
		Recognized in Earnings
	Amounts of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$(1)	Interest expense	$2	$—
Cross currency contracts	(62)	Other income (expense)	(69)	—
		Interest expense	3	—
	$(63)		$(64)	$—

UNAUDITED

The effect of derivatives not designated as hedging instruments on the Consolidated Statements of Profit was as follows:

(Millions of dollars)		Three Months Ended September 30,
	Classification	2018	2017
Foreign exchange contracts	Other income (expense)	$12	$14
Cross currency contracts	Other income (expense)	1	(3)
		$13	$11

		Nine Months Ended September 30,
	Classification	2018	2017
Foreign exchange contracts	Other income (expense)	$23	$25
Cross currency contracts	Other income (expense)	6	(4)
		$29	$21

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

Collateral is generally not required of the counterparties or us under the master netting agreements. As of September 30, 2018 and December 31, 2017, no cash collateral was received or pledged under the master netting agreements.

The effect of net settlement provisions of the master netting agreements on our derivative balances upon an event of default or a termination event was as follows:

Offsetting of Derivative Assets and Liabilities
(Millions of dollars)
	September 30, 2018	December 31, 2017
Derivative Assets
Gross Amount of Recognized Assets	$140	$22
Gross Amounts Offset	—	—
Net Amount of Assets(1)	140	22
Gross Amounts Not Offset	(31)	(10)
Net Amount	$109	$12

Derivative Liabilities
Gross Amount of Recognized Liabilities	$(39)	$(68)
Gross Amounts Offset	—	—
Net Amount of Liabilities(1)	(39)	(68)
Gross Amounts Not Offset	31	10
Net Amount	$(8)	$(58)

(1) As presented in the Consolidated Statements of Financial Position.

UNAUDITED

5.	Accumulated Other Comprehensive Income/(Loss)

Comprehensive income/(loss) and its components are presented in the Consolidated Statements of Comprehensive Income. Changes in Accumulated other comprehensive income/(loss), net of tax, included in the Consolidated Statements of Changes in Shareholder's Equity, consisted of the following:

(Millions of dollars)	Foreign currency translation	Derivative financial instruments	Available-for- sale securities	Total

Three Months Ended September 30, 2017
Balance at June 30, 2017	$(756)	$2	$1	$(753)
Other comprehensive income/(loss) before reclassifications	151	(14)	(1)	136
Amounts reclassified from accumulated other comprehensive (income)/loss	—	11	—	11
Other comprehensive income/(loss)	151	(3)	(1)	147
Balance at September 30, 2017	$(605)	$(1)	$—	$(606)

Three Months Ended September 30, 2018
Balance at June 30, 2018	$(776)	$(8)	$—	$(784)
Other comprehensive income/(loss) before reclassifications	(44)	42	—	(2)
Amounts reclassified from accumulated other comprehensive (income)/loss	—	(42)	—	(42)
Other comprehensive income/(loss)	(44)	—	—	(44)
Balance at September 30, 2018	$(820)	$(8)	$—	$(828)

Nine Months Ended September 30, 2017
Balance at December 31, 2016	$(994)	$(1)	$—	$(995)
Other comprehensive income/(loss) before reclassifications	389	(41)	—	348
Amounts reclassified from accumulated other comprehensive (income)/loss	—	41	—	41
Other comprehensive income/(loss)	389	—	—	389
Balance at September 30, 2017	$(605)	$(1)	$—	$(606)

Nine Months Ended September 30, 2018
Balance at December 31, 2017	$(587)	$(5)	$—	$(592)
Other comprehensive income/(loss) before reclassifications	(233)	115	—	(118)
Amounts reclassified from accumulated other comprehensive (income)/loss	—	(118)	—	(118)
Other comprehensive income/(loss)	(233)	(3)	—	(236)
Balance at September 30, 2018	$(820)	$(8)	$—	$(828)

UNAUDITED

The effect of the reclassifications out of Accumulated other comprehensive income/(loss) on the Consolidated Statements of Profit was as follows:

(Millions of dollars)		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative financial instruments	Classification of income (expense)	2018	2017	2018	2017
Cross currency contracts	Other income (expense)	$51	$(20)	$141	$(69)
Cross currency contracts	Interest expense	5	1	13	3
Interest rate contracts	Interest expense	—	1	1	2
Reclassifications before tax		56	(18)	155	(64)
Tax (provision) benefit		(14)	7	(37)	23
Total reclassifications from Accumulated other comprehensive income/(loss)		$42	$(11)	$118	$(41)

6.	Segment Information

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

•	Timing - Timing differences in the recognition of costs between segment reporting and consolidated external reporting.

•	Methodology - Methodology differences between segment reporting and consolidated external reporting are as follows:

◦	Segment assets include off-balance sheet managed assets for which we maintain servicing responsibilities.

◦	The impact of differences between the actual leverage and the segment leverage ratios.

◦	Interest expense includes realized forward points on foreign currency forward contracts.

◦	The net gain or loss from interest rate derivatives.

◦	The profit attributable to noncontrolling interests is considered a component of segment profit.

Supplemental segment data and reconciliations to consolidated external reporting for the three months ended September 30 was as follows:

(Millions of dollars) 2018	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at September 30, 2018	Capital expenditures
North America	$402	$121	$94	$148	$7	$15,559	$204
Europe	69	12	12	17	8	4,663	20
Asia/Pacific	92	44	29	4	—	4,477	3
Latin America	61	15	23	6	6	2,936	1
Caterpillar Power Finance	33	(21)	13	1	34	2,502	—
Mining	64	19	15	32	(7)	2,186	67
Total Segments	721	190	186	208	48	32,323	295
Unallocated	23	(72)	62	—	(1)	1,923	3
Timing	(9)	6	—	—	—	70	—
Methodology	—	39	(54)	—	—	(152)	—
Inter-segment Eliminations (1)	—	—	—	—	—	(327)	—
Total	$735	$163	$194	$208	$47	$33,837	$298

2017	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at December 31, 2017	Capital expenditures
North America	$338	$90	$77	$130	$11	$14,790	$187
Europe	68	20	9	19	2	4,332	25
Asia/Pacific	68	25	22	5	1	4,214	2
Latin America	61	(16)	30	10	17	3,407	6
Caterpillar Power Finance	40	18	11	—	3	2,746	—
Mining	71	12	12	36	4	2,399	88
Total Segments	646	149	161	200	38	31,888	308
Unallocated	35	(47)	50	—	—	1,719	—
Timing	(8)	(13)	—	1	10	53	—
Methodology	—	37	(42)	—	—	(256)	—
Inter-segment Eliminations (1)	—	—	—	—	—	(244)	—
Total	$673	$126	$169	$201	$48	$33,160	$308

 (1) Elimination is primarily related to intercompany loans.

UNAUDITED

Supplemental segment data and reconciliations to consolidated external reporting for the nine months ended September 30 was as follows:

(Millions of dollars) 2018	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at September 30, 2018	Capital expenditures
North America	$1,141	$321	$267	$427	$32	$15,559	$870
Europe	208	24	35	56	32	4,663	56
Asia/Pacific	269	128	84	14	(5)	4,477	10
Latin America	193	(1)	77	21	54	2,936	28
Caterpillar Power Finance	98	(60)	40	2	98	2,502	—
Mining	196	35	45	95	1	2,186	131
Total Segments	2,105	447	548	615	212	32,323	1,095
Unallocated	68	(204)	182	1	(1)	1,923	97
Timing	(25)	12	—	—	7	70	—
Methodology	—	132	(172)	—	—	(152)	—
Inter-segment Eliminations (1)	—	—	—	—	—	(327)	—
Total	$2,148	$387	$558	$616	$218	$33,837	$1,192

2017	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at December 31, 2017	Capital expenditures
North America	$989	$262	$224	$388	$25	$14,790	$722
Europe	200	62	27	60	—	4,332	71
Asia/Pacific	197	73	64	19	(5)	4,214	5
Latin America	216	(6)	92	31	46	3,407	48
Caterpillar Power Finance	119	54	32	2	10	2,746	—
Mining	213	57	37	107	(5)	2,399	168
Total Segments	1,934	502	476	607	71	31,888	1,014
Unallocated	100	(128)	139	—	—	1,719	4
Timing	(23)	(20)	—	1	11	53	—
Methodology	—	103	(116)	—	—	(256)	—
Inter-segment Eliminations (1)	—	—	—	—	—	(244)	—
Total	$2,011	$457	$499	$608	$82	$33,160	$1,018

(1) Elimination is primarily related to intercompany loans.

7.	Guarantees

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

No significant loss has been experienced or is anticipated under any of these guarantees.  At September 30, 2018 and December 31, 2017, the related recorded liability was less than $1 million. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees was $87 million and $91 million at September 30, 2018 and December 31, 2017, respectively.

UNAUDITED

We provide guarantees to repurchase certain loans of Caterpillar dealers from a special purpose corporation (SPC) that qualifies as a VIE (see Note 1 for additional information regarding the accounting guidance on the consolidation of VIEs).  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  We have a loan purchase agreement with the SPC that obligates us to purchase certain loans that are not paid at maturity.  We receive a fee for providing this guarantee, which provides a source of liquidity for the SPC.  We are the primary beneficiary of the SPC as our guarantees result in us having both the power to direct the activities that most significantly impact the SPC's economic performance and the obligation to absorb losses and therefore we have consolidated the financial statements of the SPC. As of September 30, 2018 and December 31, 2017, the SPC’s assets of $1.13 billion and $1.11 billion, respectively, were primarily comprised of loans to dealers, which are included in Finance receivables, net in the Consolidated Statements of Financial Position, and the SPC's liabilities of $1.13 billion and $1.11 billion, respectively, were primarily comprised of commercial paper, which is included in Short-term borrowings in the Consolidated Statements of Financial Position.  The assets of the SPC are not available to pay our creditors. We may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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

Derivative financial instruments are measured on a recurring basis at fair value and are classified as Level 2 measurements.  We had derivative financial instruments in a net asset position included in our Consolidated Statements of Financial Position of $101 million as of September 30, 2018, and in a net liability position of $46 million as of December 31, 2017.

UNAUDITED

Impaired loans
Our impaired loans are subject to measurement at fair value on a nonrecurring basis and are classified as Level 3 measurements. A loan is considered impaired when management determines that collection of contractual amounts due is not probable. In these cases, an allowance for credit losses may be established based either on the present value of expected future cash flows discounted at the receivables' effective interest rate, the fair value of the collateral for collateral-dependent receivables or the observable market price of the receivable. In determining collateral value, we estimate the current fair market value of the collateral less selling costs. We had impaired loans carried at the fair value of $366 million and $341 million as of September 30, 2018 and December 31, 2017, respectively.

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

Please refer to the table below for the fair values of our financial instruments.

(Millions of dollars)	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Cash and cash equivalents	$676	$676	$708	$708	1
Restricted cash and cash equivalents(2)	$3	$3	$24	$24	1
Finance receivables, net (excluding finance leases(1))	$20,021	$19,944	$20,063	$20,019	3	Note 3
Interest rate contracts:
In a receivable position	$10	$10	$3	$3	2	Note 4
In a payable position	$(3)	$(3)	$(2)	$(2)	2	Note 4
Cross currency contracts:
In a receivable position	$88	$88	$7	$7	2	Note 4
In a payable position	$(17)	$(17)	$(57)	$(57)	2	Note 4
Foreign exchange contracts:
In a receivable position	$42	$42	$12	$12	2	Note 4
In a payable position	$(19)	$(19)	$(9)	$(9)	2	Note 4
Short-term borrowings	$(4,462)	$(4,462)	$(4,836)	$(4,836)	1
Long-term debt	$(23,251)	$(23,110)	$(22,106)	$(22,230)	2
Guarantees	$—	$—	$—	$—	3	Note 7

(1) As of September 30, 2018 and December 31, 2017, represents finance leases with a net carrying value of $7.49 billion and $7.06 billion, respectively.
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

The provision for income taxes reflects an estimated annual tax rate of 24 percent in the third quarter of 2018, compared with 30 percent in the third quarter of 2017. The decrease in the estimated annual tax rate is primarily due to the reduction in the U.S. corporate tax rate beginning January 1, 2018, along with changes in the geographic mix of profits. In addition, a one-time only tax benefit of $7 million was recorded in the third quarter of 2018 for the write-down of net deferred tax liabilities resulting from the 2017 tax year return to provision adjustments. The write-down reflects the reduction in the U.S. corporate tax rate from 35 percent to 21 percent beginning January 1, 2018.

Our analysis of U.S. tax reform legislation, updated through September 30, 2018, resulted in no other changes to the 2017 year-end provisional charge. We will continue to update our calculations as additional required information is prepared and analyzed, interpretations and assumptions are refined, and additional guidance is issued. These updates could significantly impact the provision for income taxes, the amount of taxes payable and the deferred tax asset and liability balances. We account for the new U.S. tax on global intangible low-taxed income as a period cost.

UNAUDITED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We reported third-quarter 2018 revenues of $735 million, an increase of $62 million, or 9 percent, compared with the third quarter of 2017. Third-quarter 2018 profit was $125 million, a $39 million, or 45 percent, increase from the third quarter of 2017.

The increase in revenues was due to a $33 million favorable impact from higher average financing rates, a $27 million favorable impact from higher average earning assets and a $13 million favorable impact from returned or repossessed equipment. These favorable impacts were partially offset by a $14 million unfavorable impact from lower lending activity with Caterpillar.

Profit before income taxes was $163 million for the third quarter of 2018, compared with $126 million for the third quarter of 2017. The increase was primarily due to a $13 million favorable impact from returned or repossessed equipment, a $12 million favorable impact from higher average earning assets and an $11 million increase in net yield on average earning assets primarily due to changes in portfolio mix.

The provision for income taxes reflects an estimated annual tax rate of 24 percent in the third quarter of 2018, compared with 30 percent in the third quarter of 2017. The decrease in the estimated annual tax rate is primarily due to the reduction in the U.S. corporate tax rate beginning January 1, 2018, along with changes in the geographic mix of profits. In addition, a one-time only tax benefit of $7 million was recorded in the third quarter of 2018 for the write-down of net deferred tax liabilities resulting from the 2017 tax year return to provision adjustments. The write-down reflects the reduction in the U.S. corporate tax rate from 35 percent to 21 percent beginning January 1, 2018.

Our analysis of U.S. tax reform legislation, updated through September 30, 2018, resulted in no other changes to the 2017 year-end provisional charge. We will continue to update our calculations as additional required information is prepared and analyzed, interpretations and assumptions are refined, and additional guidance is issued. These updates could significantly impact the provision for income taxes, the amount of taxes payable and the deferred tax asset and liability balances. We account for the new U.S. tax on global intangible low-taxed income as a period cost.

During the third quarter of 2018, retail new business volume was $2.88 billion, an increase of $101 million, or 4 percent, from the third quarter of 2017. The increase was primarily driven by higher volume in Europe, partially offset by a decrease in Mining.

At the end of the third quarter of 2018, past dues were 3.47 percent, compared with 2.73 percent at the end of the third quarter of 2017. The increase in past dues was primarily driven by the Caterpillar Power Finance portfolio. Write-offs, net of recoveries, were $40 million for the third quarter of 2018, compared with $47 million for the third quarter of 2017.

As of September 30, 2018, the allowance for credit losses totaled $416 million, or 1.49 percent of finance receivables, compared with $416 million, or 1.48 percent of finance receivables at June 30, 2018. The allowance for credit losses at year-end 2017 was $365 million, or 1.33 percent of finance receivables.

UNAUDITED

THIRD QUARTER 2018 COMPARED WITH THIRD QUARTER 2017

Consolidated Total Revenues

The chart above graphically illustrates reasons for the change in Consolidated Total Revenues between third quarter 2017 (at left) and third quarter 2018 (at right). Items favorably impacting total revenues appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting total revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Retail revenue for the third quarter of 2018 was $330 million, an increase of $21 million from the same period in 2017. The increase was due to a $21 million favorable impact from higher interest rates on retail finance receivables. For the quarter ended September 30, 2018, retail average earning assets were $23.12 billion, an increase of $70 million from the same period in 2017. The annualized average yield was 5.71 percent for the third quarter of 2018, compared with 5.37 percent for the third quarter of 2017.

Operating lease revenue for the third quarter of 2018 was $259 million, an increase of $12 million from the same period in 2017. The increase was due to a $10 million favorable impact from higher average rental rates on operating leases and a $2 million favorable impact from higher average earning assets.

Wholesale revenue for the third quarter of 2018 was $108 million, an increase of $29 million from the same period in 2017. The increase was due to a $22 million favorable impact from higher average earning assets and a $7 million favorable impact from higher interest rates on wholesale finance receivables. For the quarter ended September 30, 2018, wholesale average earning assets were $5.00 billion, an increase of $1.06 billion from the same period in 2017. The annualized average yield was 8.63 percent for the third quarter of 2018, compared with 8.07 percent for the third quarter of 2017.

Other revenue, net, items were as follows:

(Millions of dollars)	Three Months Ended September 30,
	2018	2017	$ Change
Finance receivable and operating lease fees (including late charges)	$19	$21	$(2)
Fees on committed credit facility extended to Caterpillar	10	10	—
Interest income on Notes Receivable from Caterpillar	8	21	(13)
Net loss on returned or repossessed equipment	(7)	(20)	13
Miscellaneous other revenue, net	8	6	2
Total Other revenue, net	$38	$38	$—

UNAUDITED

Consolidated Profit Before Income Taxes

The chart above graphically illustrates reasons for the change in Consolidated Profit Before Income Taxes between third quarter 2017 (at left) and third quarter 2018 (at right). Items favorably impacting profit before income taxes appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting profit before income taxes appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Profit before income taxes was $163 million for the third quarter of 2018, compared with $126 million for the third quarter of 2017. The increase was primarily due to a $13 million favorable impact from returned or repossessed equipment, a $12 million favorable impact from higher average earning assets and an $11 million increase in net yield on average earning assets primarily due to changes in portfolio mix.

Provision for Income Taxes
The provision for income taxes reflects an estimated annual tax rate of 24 percent in the third quarter of 2018, compared with 30 percent in the third quarter of 2017. The decrease in the estimated annual tax rate is primarily due to the reduction in the U.S. corporate tax rate beginning January 1, 2018, along with changes in the geographic mix of profits. In addition, a one-time only tax benefit of $7 million was recorded in the third quarter of 2018 for the write-down of net deferred tax liabilities resulting from the 2017 tax year return to provision adjustments. The write-down reflects the reduction in the U.S. corporate tax rate from 35 percent to 21 percent beginning January 1, 2018.

Our analysis of U.S. tax reform legislation, updated through September 30, 2018, resulted in no other changes to the 2017 year-end provisional charge. We will continue to update our calculations as additional required information is prepared and analyzed, interpretations and assumptions are refined, and additional guidance is issued. These updates could significantly impact the provision for income taxes, the amount of taxes payable and the deferred tax asset and liability balances. We account for the new U.S. tax on global intangible low-taxed income as a period cost.

UNAUDITED

NINE MONTHS ENDED SEPTEMBER 30, 2018 VS. NINE MONTHS ENDED SEPTEMBER 30, 2017

Consolidated Total Revenues

The chart above graphically illustrates reasons for the change in Consolidated Total Revenues between September YTD 2017 (at left) and September YTD 2018 (at right). Items favorably impacting total revenues appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting total revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Retail revenue for the first nine months of 2018 was $975 million, an increase of $51 million from the same period in 2017. The increase was due to a $49 million favorable impact from higher interest rates on retail finance receivables and a $2 million favorable impact from higher average earning assets. For the nine months ended September 30, 2018, retail average earning assets were $23.14 billion, an increase of $47 million from the same period in 2017. The annualized average yield was 5.62 percent for the first nine months of 2018, compared with 5.34 percent for the same period in 2017.

Operating lease revenue for the first nine months of 2018 was $760 million, an increase of $23 million from the same period in 2017. The increase was due to a $24 million favorable impact from higher average rental rates on operating leases, partially offset by a $1 million unfavorable impact from lower average earning assets.

Wholesale revenue for the first nine months of 2018 was $304 million, an increase of $82 million from the same period in 2017. The increase was due to a $62 million favorable impact from higher average earning assets and a $20 million favorable impact from higher interest rates on wholesale finance receivables. For the nine months ended September 30, 2018, wholesale average earning assets were $4.74 billion, an increase of $1.03 billion from the same period in 2017. The annualized average yield was 8.55 percent for the first nine months of 2018, compared with 8.01 percent for the same period in 2017.

Other revenue, net, items were as follows:

(Millions of dollars)	Nine Months Ended September 30,
	2018	2017	$ Change
Finance receivable and operating lease fees (including late charges)	$56	$57	$(1)
Fees on committed credit facility extended to Caterpillar	30	30	—
Interest income on Notes Receivable from Caterpillar	22	59	(37)
Net loss on returned or repossessed equipment	(14)	(30)	16
Miscellaneous other revenue, net	15	12	3
Total Other revenue, net	$109	$128	$(19)

UNAUDITED

Consolidated Profit Before Income Taxes

The chart above graphically illustrates reasons for the change in Consolidated Profit Before Income Taxes between September YTD 2017 (at left) and September YTD 2018 (at right). Items favorably impacting profit before income taxes appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting profit before income taxes appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Profit before income taxes was $387 million for the first nine months of 2018, compared with $457 million for the same period in 2017. The decrease was primarily due to a $136 million increase in provision for credit losses and a $26 million unfavorable impact from lower lending activity with Caterpillar. These unfavorable impacts were partially offset by a $39 million increase in net yield on average earning assets primarily due to changes in portfolio mix, a $32 million favorable impact from higher average earning assets and a $16 million favorable impact from returned or repossessed equipment.

Provision for Income Taxes
The provision for income taxes reflects an estimated annual tax rate of 24 percent for the nine months ended September 30, 2018, compared with 30 percent for the nine months ended September 30, 2017. The decrease in the estimated annual tax rate is primarily due to the reduction in the U.S. corporate tax rate beginning January 1, 2018, along with changes in the geographic mix of profits. In addition, a one-time only tax benefit of $7 million was recorded in the nine months ended September 30, 2018 for the write-down of net deferred tax liabilities resulting from the 2017 tax year return to provision adjustments. The write-down reflects the reduction in the U.S. corporate tax rate from 35 percent to 21 percent beginning January 1, 2018.

Our analysis of U.S. tax reform legislation, updated through September 30, 2018, resulted in no other changes to the 2017 year-end provisional charge. We will continue to update our calculations as additional required information is prepared and analyzed, interpretations and assumptions are refined, and additional guidance is issued. These updates could significantly impact the provision for income taxes, the amount of taxes payable and the deferred tax asset and liability balances. We account for the new U.S. tax on global intangible low-taxed income as a period cost.

UNAUDITED

Finance Receivables and Equipment on Operating Leases

New Business Volume

(Millions of dollars)	Nine Months Ended September 30,
	2018	2017	$ Change
New retail financing	$7,843	$6,785	$1,058
New operating lease activity	1,132	1,029	103
New wholesale financing	32,817	26,349	6,468
Total	$41,792	$34,163	$7,629

New retail financing increased primarily due to higher volume in Asia/Pacific, Europe and North America, partially offset by a decrease in Caterpillar Power Finance. New operating lease activity (which is substantially related to retail) increased primarily due to higher rentals of Cat equipment in North America, partially offset by lower rentals in Mining, Latin America and Europe. New wholesale financing increased primarily due to higher purchases of trade receivables from Caterpillar.

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

(Millions of dollars)	September 30, 2018	December 31, 2017	$ Change
Finance receivables, net	$27,512	$27,126	$386
Equipment on operating leases, less accumulated depreciation	3,594	3,568	26
Total portfolio	$31,106	$30,694	$412

Retail installment sale contracts	$104	$74	$30
Retail finance leases	95	103	(8)
Operating leases	33	39	(6)
Retail notes receivable	24	55	(31)
Total off-balance sheet managed assets	$256	$271	$(15)

Total managed portfolio	$31,362	$30,965	$397

Total Portfolio Metrics
At the end of the third quarter of 2018, past dues were 3.47 percent, compared with 2.73 percent at the end of the third quarter of 2017. The increase in past dues was primarily driven by the Caterpillar Power Finance portfolio. Total non-performing finance receivables, which represent finance receivables currently on non-accrual status, were $830 million and $683 million at September 30, 2018 and December 31, 2017, respectively. Total non-performing finance receivables as a percentage of our recorded investment in finance receivables were 2.97 percent and 2.48 percent at September 30, 2018 and December 31, 2017, respectively.

Our allowance for credit losses as of September 30, 2018 was $416 million or 1.49 percent of our recorded investment in finance receivables compared with $365 million or 1.33 percent as of December 31, 2017. The increase in our allowance for credit losses was primarily driven by specific reserves for individually evaluated finance receivables. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and current economic conditions. We believe our allowance is sufficient to provide for losses inherent in our existing finance receivable portfolio as of September 30, 2018.

UNAUDITED

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity provide us with the ability to meet our financial obligations on a timely basis.  Maintaining and managing adequate capital and liquidity resources includes management of funding sources and their utilization based on current, future and contingent needs. Throughout the third quarter of 2018, we experienced favorable liquidity conditions. We ended the third quarter of 2018 with $676 million of cash, a decrease of $32 million from year-end 2017. Our cash balances are held in numerous locations throughout the world with approximately $181 million held by our non-U.S. subsidiaries. Amounts held by non-U.S. subsidiaries are available for general corporate use and could be used in the U.S. without incurring significant additional U.S. taxes. We expect to meet our U.S. funding needs without repatriating undistributed profits that are indefinitely reinvested outside the U.S.

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

Total borrowings outstanding as of September 30, 2018 were $29.28 billion, an increase of $698 million over December 31, 2017. Outstanding borrowings were as follows:

(Millions of dollars)	September 30, 2018	December 31, 2017
Medium-term notes, net of unamortized discount and debt issuance costs	$22,608	$21,303
Commercial paper, net of unamortized discount	3,636	3,680
Bank borrowings – long-term	643	803
Bank borrowings – short-term	399	675
Variable denomination floating rate demand notes	427	481
Notes payable to Caterpillar	1,565	1,638
Total outstanding borrowings	$29,278	$28,580

Medium-term notes
We issue medium-term unsecured notes through securities dealers or underwriters in the U.S., Canada, Europe, Australia, Japan, Hong Kong, China and Argentina to both retail and institutional investors. These notes are offered in several currencies and with a variety of maturities. These notes are senior unsecured obligations of the Company. Medium-term notes issued totaled $5.58 billion and redeemed totaled $4.23 billion for the nine months ended September 30, 2018. Medium-term notes outstanding as of September 30, 2018, mature as follows:

(Millions of dollars)
2018	$1,666
2019	5,590
2020	5,474
2021	4,745
2022	1,989
Thereafter	3,144
Total	$22,608

UNAUDITED

Commercial paper
We issue unsecured commercial paper in the U.S., Europe and other international capital markets.  These short-term promissory notes are issued on a discounted basis and are payable at maturity.

Revolving credit facilities
We have three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and us for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of September 30, 2018 was $7.75 billion. Information on our Credit Facility is as follows:

•	In September 2018, we entered into a new 364-day facility. The 364-day facility of $3.15 billion (of which $2.33 billion is available to us) expires in September 2019.

•	In September 2018, we amended and extended the three-year facility. The three-year facility of $2.73 billion (of which $2.01 billion is available to us) expires in September 2021.

•	In September 2018, we amended and extended the five-year facility. The five-year facility of $4.62 billion (of which $3.41 billion is available to us) expires in September 2023.

At September 30, 2018, Caterpillar’s consolidated net worth was $15.87 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined in the Credit Facility as the consolidated shareholders' equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income/(loss).

At September 30, 2018, our covenant interest coverage ratio was 1.70 to 1. This is above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense, calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at September 30, 2018, our covenant leverage ratio was 7.56 to 1. This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event that either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At September 30, 2018, there were no borrowings under the Credit Facility.

Bank borrowings
Available credit lines with banks as of September 30, 2018 totaled $4.46 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements. As of September 30, 2018, we had $1.04 billion outstanding against these credit lines and were in compliance with all debt covenants under these credit lines. The remaining available credit commitments may be withdrawn any time at the lenders' discretion.

Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction.  We do not hold reserves to fund the payment of the demand notes.  The notes are offered on a continuous basis. As of September 30, 2018, there was $427 million of variable denomination floating rate demand notes outstanding. The maximum amount of variable denomination floating rate demand notes that we may have outstanding at any time may not exceed $1.25 billion.

Notes receivable from/payable to Caterpillar
Under our variable amount and term lending agreements and other notes receivable with Caterpillar, we may borrow up to $2.79 billion from Caterpillar and Caterpillar may borrow up to $2.14 billion from us.  The variable amount lending agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice.  The term lending agreements have remaining maturities ranging up to ten years. We had notes payable of $1.57 billion and notes receivable of $667 million outstanding under these agreements as of September 30, 2018.

UNAUDITED

Committed credit facility
We extended a $2 billion committed credit facility to Caterpillar, which expires in February 2019.  We receive a fee from Caterpillar based on amounts drawn under the credit facility and a commitment fee for the undrawn amounts under the credit facility.  At September 30, 2018, there were no borrowings under this credit facility.

OFF-BALANCE SHEET ARRANGEMENTS
We lease all of our facilities except for our corporate headquarters building. In addition, we have potential payment exposure for guarantees issued to third parties totaling $87 million as of September 30, 2018.

CASH FLOWS
Operating cash flow was $882 million in the first nine months of 2018, compared with $923 million for the same period a year ago. Net cash used for investing activities was $1.77 billion for the first nine months of 2018, compared with $922 million for the same period in 2017. The change was primarily due to the impact of portfolio related activity, partially offset by lower lending with Caterpillar. Net cash provided by financing activities was $848 million for the first nine months of 2018, compared with cash used for financing activities of $1.11 billion for the same period in 2017. The change was primarily due to the impact of net borrowings.

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

UNAUDITED

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q may relate to future events and expectations and are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “believe,” “estimate,” “will be,” “will,” “would,” “expect,” “anticipate,” “plan,” “project,” “intend,” “could,” “should” or other similar words or expressions often identify forward-looking statements. All statements other than statements of historical fact are forward-looking statements, including, without limitation, statements regarding our outlook, projections, forecasts or trend descriptions. These statements do not guarantee future performance and speak only as of the date they are made, and we do not undertake to update our forward-looking statements.

Our actual results may differ materially from those described or implied in our forward-looking statements due to factors that affect international businesses, including changes in economic conditions, disruptions in the global financial and credit markets, and changes in laws, regulations and political stability, as well as factors specific to Cat Financial and the markets we serve, including the market’s acceptance of our products and services, the creditworthiness of our customers, interest rate and currency rate fluctuations and estimated residual values of leased equipment.  These risk factors may not be exhaustive. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the captions "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our annual report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 15, 2018 for the fiscal year ended December 31, 2017, as supplemented by (i) our Forms 10-Q filed with the SEC on May 2, 2018, August 7, 2018 and this Form 10-Q filing, and (ii) our Form 8-K reports filed with the SEC.

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

Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the third quarter of 2018 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

10.1
Credit Agreement (364-Day Facility), dated as of September 6, 2018, among the Company, Caterpillar Inc., Caterpillar International Finance Designated Activity Company and Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank Europe PLC, UK Branch, as Local Currency Agent, and MUFG Bank, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed September 12, 2018)

10.2	Local Currency Addendum, dated as of September 6, 2018, to the 364-Day Facility (incorporated by reference from Exhibit 99.2 to the Company's Current Report on Form 8-K filed on September 12, 2018)
10.3
Japan Local Currency Addendum, dated as of September 6, 2018, to the 364-Day Facility (incorporated by reference from Exhibit 99.3 to the Company's Current Report on Form 8-K filed on September 12, 2018)

10.4
Omnibus Amendment No. 3 to Amended and Restated Credit Agreement (3-Year Facility), Amendment No. 2 to Local Currency Addendum to the 3-year facility and Amendment No. 3 to Japan Local Currency Addendum to the 3-year facility, dated as of September 10, 2018, among the Company, Caterpillar Inc., Caterpillar International Finance Designated Activity Company and Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank Europe PLC, UK Branch, as Local Currency Agent, and MUFG Bank, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.4 to the Company’s Current Report on Form 8-K filed September 12, 2018)

10.5
Omnibus Amendment No. 3 to Amended and Restated Credit Agreement (5-Year Facility), Amendment No. 2 to Local Currency Addendum to the 5-year facility and Amendment No. 3 to Japan Local Currency Addendum to the 5-year facility, dated as of September 10, 2018, among the Company, Caterpillar Inc., Caterpillar International Finance Designated Activity Company and Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank Europe PLC, UK Branch, as Local Currency Agent, and MUFG Bank, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.5 to the Company’s Current Report on Form 8-K filed September 12, 2018)

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

Caterpillar Financial Services Corporation
(Registrant)
Date:	October 31, 2018	/s/David T. Walton
David T. Walton, President, Director and Chief Executive Officer

Date:	October 31, 2018	/s/Patrick T. McCartan
Patrick T. McCartan, Executive Vice President and Chief Financial Officer

Date:	October 31, 2018	/s/Leslie S. Zmugg
Leslie S. Zmugg, Secretary

Date:	October 31, 2018	/s/Jeffry D. Everett
Jeffry D. Everett, Controller