Form 10-K
period 2018-12-31
CATERPILLAR FINANCIAL SERVICES CORP
filed 2019-02-14
CIK 764764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2018

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________.
Commission File No. 001-11241
CATERPILLAR FINANCIAL SERVICES CORPORATION (Exact name of Registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	37-1105865 (I.R.S. Employer Identification No.)
2120 West End Ave., Nashville, Tennessee (Address of principal executive offices)	37203-0001 (Zip Code)
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
Yes [    ]   No [✓]

As of February 14, 2019, one share of common stock of the registrant was outstanding, which is owned by Caterpillar Inc.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K may be considered "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995.  These statements may relate to future events or our future financial performance, which may involve known and unknown risks and uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by any forward-looking statements.  From time to time, we may also provide forward-looking statements in oral presentations to the public or in other materials we issue to the public.  Forward-looking statements give current expectations or forecasts of future events about the company.  You may identify these statements by the fact that they do not relate to historical or current facts and may use words such as "believes," "expects," "estimates," "anticipates," "will," "should," "plan," "forecast," "target," "guide," "project," "intend," "could" and similar words or phrases.  These statements are only predictions.  Actual events or results may differ materially due to factors that affect international businesses, including changes in economic conditions, disruptions in the global financial and credit markets, and changes in laws, regulations and political stability, as well as factors specific to Cat Financial and the markets we serve, including the market’s acceptance of our products and services, the creditworthiness of our customers, interest rate and currency rate fluctuations and estimated residual values of leased equipment.  These risk factors may not be exhaustive.  We operate in a continually changing business environment, and new risk factors emerge from time to time.  We cannot predict these new risk factors, nor can we assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements.  Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.  All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the captions "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K and could cause results to differ materially from those projected in the forward-looking statements.  Cat Financial undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You may, however, consult any related disclosures we may make in our subsequent Form 10-Q and Form 8-K reports filed with the Securities and Exchange Commission ("SEC").

Item 1.	Business.

General

Caterpillar Financial Services Corporation was organized in 1981 in the State of Delaware (together with its subsidiaries, "Cat Financial," "the Company," "we" or "our").  We are a wholly-owned finance subsidiary of Caterpillar Inc. (together with its other subsidiaries, "Caterpillar" or "Cat") and our corporate headquarters is located in Nashville, Tennessee.

Nature of Operations

Our primary business is to provide retail and wholesale financing alternatives for Caterpillar products to customers and dealers around the world.  Retail financing is primarily comprised of financing of Caterpillar equipment, machinery and engines.  We also provide financing for vehicles, power generation facilities and marine vessels that, in most cases, incorporate Caterpillar products.  In addition to retail financing, we also provide wholesale financing to Caterpillar dealers and purchase short-term trade receivables from Caterpillar.  The various financing plans offered by Cat Financial are primarily designed to increase the opportunity for sales of Caterpillar products and generate financing income for Cat Financial.  A significant portion of our activity is conducted in North America with additional offices and subsidiaries in Latin America, Asia/Pacific, Europe, Africa and Middle East.  Cat Financial has more than 35 years of experience providing financing for Caterpillar products, contributing to our knowledge of asset values, industry trends, financing structures and customer needs.

The Company’s retail loans (totaling 49 percent*) include:

•	Loans that allow customers and dealers to use their Caterpillar equipment or other assets as collateral to obtain financing (26 percent*).

•	Installment sale contracts, which are equipment loans that enable customers to purchase equipment with a down payment or trade-in and structure payments over time (23 percent*).

The Company’s retail leases (totaling 34 percent*) include:

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

The Company purchases short-term trade receivables from Caterpillar at a discount (15 percent*).

The Company’s wholesale loans and leases (2 percent*) include inventory/rental programs, which provide assistance to dealers by financing their new Caterpillar inventory and rental fleets.

*Indicates the percentage of total portfolio as of December 31, 2018.  We define total portfolio as finance receivables, net plus equipment on operating leases, less accumulated depreciation.

Competitive Environment

We operate in a highly competitive environment, with financing for users of Caterpillar equipment available through a variety of sources, principally commercial banks and finance and leasing companies.  Our competitors include Wells Fargo Equipment Finance and various other banks and finance companies.  In addition, many of the manufacturers that compete with Caterpillar also own financial subsidiaries, such as John Deere Capital Corporation, Komatsu Financial L.P. and Volvo Financial Services, which, in some instances, utilize below-market interest rate programs (funded by the manufacturer) to support machine sales.  We and Caterpillar work together to provide a broad array of financial merchandising programs to compete around the world.

We provide financing only when certain criteria are met.  Credit decisions are based on a variety of credit quality factors, including prior payment experience, customer financial information, credit-rating agency ratings, loan-to-value ratios and other internal metrics. We typically maintain a security interest in retail-financed equipment and require physical damage insurance coverage on financed equipment.  We finance a significant portion of Caterpillar dealers' sales and inventory of Caterpillar equipment throughout the world (see Note 16 of Notes to Consolidated Financial Statements for more information regarding our segments and geographic areas).  Our competitive position is improved by marketing programs offered in conjunction with Caterpillar and/or Caterpillar dealers.  Under these programs, Caterpillar, or the dealer, funds an amount at the outset of the transaction, which we then recognize as revenue over the term of the financing.

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

Employment

As of December 31, 2018, the Company had 1,877 full-time employees, an increase of 1 percent from December 31, 2017.

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

FINANCIAL RISKS

Disruptions or volatility in global financial markets could adversely impact the industries and markets in which we serve and operate
Continuing to meet our cash requirements over the long-term could require substantial liquidity and access to varied sources of funds, including capital and credit markets.  Global economic conditions may cause volatility and disruptions in the capital and credit markets. While we have continued to maintain access to key global medium-term note and commercial paper markets, there can be no assurance that such markets will continue to represent a reliable source of financing.  If global economic conditions were to deteriorate, we could face materially higher financing costs, become unable to access adequate funding to operate and grow our business and/or meet our debt service obligations as they mature, and we could be required to draw upon contractually committed lending agreements primarily provided by global banks and/or by seeking other funding sources.  However, under extreme market conditions, there can be no assurance that such agreements and other funding sources would be available or sufficient.  Any of these events could negatively impact our business, results of operations and financial condition.
The extent of any impact on our ability to meet our funding or liquidity needs would depend on several factors, including our operating cash flows, the duration of any market disruptions, changes in counterparty credit risk, the impact of government intervention in financial markets, including the effects of any programs or legislation designed to increase or restrict liquidity for certain areas of the market, general credit conditions, the volatility of equity and debt markets, our credit ratings and credit capacity and the cost of financing and other general economic and business conditions.  Market disruption and volatility may also lead to a number of other risks in connection with these events, including but not limited to:

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

Failure to maintain our credit ratings would increase our cost of borrowing and could adversely affect our cost of funds, liquidity, competitive position and access to capital markets
Each of Caterpillar and Cat Financial's costs of borrowing and their respective ability to access the capital markets are affected not only by market conditions but also by the short-term and long-term credit ratings assigned to our respective debt by the major credit rating agencies.  These ratings are based, in significant part, on each of Caterpillar's and Cat Financial's performance as measured by financial metrics such as net worth, interest coverage and leverage ratios, as well as transparency with rating agencies and timeliness of financial reporting.   There can be no assurance that Caterpillar or Cat Financial will be able to maintain their credit ratings. We receive debt ratings from the major credit rating agencies. Moody's long- and short-term ratings of Caterpillar and Cat Financial are A3 and Prime-2 ("low-A"), while other major credit rating agencies maintain a "mid-A" debt rating. A downgrade of our credit rating by any of the major credit rating agencies would result in increased borrowing costs and could adversely affect Caterpillar's and our liquidity, competitive position and access to the capital markets, including restricting, in whole or in part, access to the commercial paper market.  There can be no assurance that the commercial paper market will continue to be a reliable source of short-term financing for Cat Financial or an available source of short-term financing for Caterpillar.  An inability to access the capital markets could have a material adverse effect on our cash flows, results of operations and financial condition.
Changes in interest rates, foreign currency exchange rates or market liquidity conditions could adversely affect our earnings and/or cash flows
Changes in interest rates, foreign currency exchange rates and market liquidity conditions could have a material adverse impact on our earnings and cash flows. Because our financial results are reported in U.S. dollars, but our operations are conducted internationally, currency exchange rates can have a significant impact on our business results.  Additionally, because a significant number of our loans are made at fixed interest rates, our business results are subject to fluctuations in interest rates. Certain loans made by us and financing extended to us are made at variable rates that use LIBOR as a benchmark for establishing the interest rate. LIBOR is the subject of recent proposals for reform. On July 27, 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. These reforms may cause LIBOR to cease to exist, new methods of calculating LIBOR to be established or the establishment of an alternative reference rate(s). These consequences cannot be entirely predicted and could have an adverse impact on the market value for or value of LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us. Changes in market interest rates may influence our financing costs, returns on financial investments and the valuation of derivative contracts and could reduce our earnings and cash flows.
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
We manage interest rate, foreign currency exchange rate and market liquidity risks with a variety of techniques that include a match-funding program that addresses interest rate risk by aligning the interest rate profile (fixed or floating rate and duration) of our debt portfolio with the interest rate profile of our receivables portfolio within predetermined ranges on an ongoing basis, the selective use of derivatives and a broadly diversified funding program. There can be no assurance, however, that fluctuations in interest rates, currency exchange rates and market liquidity conditions will not have a material adverse impact on our earnings and cash flows.  If any of the variety of instruments and strategies we use to hedge our exposure to these various types of risk is ineffective, we may have an adverse impact on our earnings and cash flows.

Our business is significantly influenced by the credit risk associated with our customers and an increase in delinquencies, repossessions or net losses could adversely affect our results
Our business is significantly influenced by the credit risk associated with our customers.  The creditworthiness of each customer and the rate of delinquencies, repossessions and net losses on customer obligations are directly impacted by several factors, including, but not limited to, relevant industry (particularly construction-related industries) and economic conditions, the availability of capital, the experience and expertise of the customer's management team, commodity prices, interest rates, political events and the sustained value of the underlying collateral.  Any increase in delinquencies, repossessions and net losses on customer obligations could have a material adverse effect on our earnings and cash flows.
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
Government policies on taxes and spending also affect our business.  Throughout the world, government spending finances a significant portion of infrastructure development, such as highways, airports, sewer and water systems and dams.  Tax regulations determine asset depreciation lives and impact the after-tax returns on business activity and investment, both of which influence investment decisions.  Unfavorable developments, such as decisions to reduce public spending or increases in taxes, could negatively impact our results.
Our global operations are exposed to political and economic risks, commercial instability and global events beyond our control in the countries in which we operate
Our global operations are dependent upon products manufactured, purchased, sold and financed in the U.S. and internationally, including in countries with political and economic instability or uncertainty.   This includes, for example, the uncertainty related to Brexit. Some countries have greater political and economic volatility and greater vulnerability to infrastructure and labor disruptions than others.  Operating in different regions and countries exposes us to a number of risks, including:

•
Multiple and potentially conflicting legal and regulatory requirements that are subject to change, including but not limited to, those legal and regulatory requirements described in Item 1 of this report under the heading Competitive Environment;

•	Imposition of currency restrictions, restrictions on repatriation of earnings or other restraints;

•	Imposition of new or additional tariffs or quotas;

•	Difficulty of enforcing agreements and collecting receivables through foreign legal systems;

•	Withdrawal from or modification of trade agreements or the negotiation of new trade agreements;

•	Imposition of new or additional trade and economic sanctions laws imposed by the U.S. or foreign governments;

•	War or terrorist acts; and

•	Political and economic instability or civil unrest that may severely disrupt economic activity in affected countries.

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
Increased information technology security threats and more sophisticated computer crime pose a risk to our systems, networks, products and services
We rely upon information technology systems and networks, some of which are managed by third parties, in connection with a variety of business activities. Additionally, we collect and store data that is sensitive to us and our customers. Operating these information technology systems and networks and processing and maintaining this data, in a secure manner, are critical to our business operations and strategy. Data we collect, store and process is subject to a variety of U.S. and international laws and regulations, such as the European Union's General Data Protection Regulation that became effective in May 2018, which carry, in many cases, significant potential penalties for noncompliance. Information technology security threats -- from user error to cybersecurity attacks designed to gain unauthorized access to our systems, networks and data -- are increasing in frequency and sophistication. Cybersecurity attacks may range from random attempts to coordinated and targeted attacks, including sophisticated computer crime and advanced persistent threats. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. Cybersecurity attacks could also include attacks targeting customer data or the security, integrity and/or reliability of the hardware and software installed in our products. While, to date, no cybersecurity attack has had a material impact on our financial condition, results of operations or liquidity, we have experienced cybersecurity attacks that have resulted in unauthorized parties gaining access to our information technology systems and networks, and we could in the future experience similar or more serious attacks. While we actively manage information technology security risks within our control, such actions may not be sufficient to mitigate all potential risks to our systems, networks and data. Further, the amount of insurance coverage we maintain may be inadequate to cover claims or liabilities relating to a cybersecurity attack. The potential consequences of a material cybersecurity attack include reputational damage, litigation with third parties, government enforcement actions, penalties, disruption to systems, unauthorized release of confidential or otherwise protected information, corruption of data and increased cybersecurity protection and remediation costs, which in turn could adversely affect our competitiveness, results of operations and financial condition.
LEGAL & REGULATORY RISKS

Our global operations are subject to extensive trade and anti-corruption laws and regulations

Due to the international scope of our operations, we are subject to a complex system of laws and regulations, including U.S. regulations issued by the Office of Foreign Assets Control. Any alleged or actual violations may subject us to government scrutiny, investigation, and civil and criminal penalties and may limit our ability to provide financing outside the United States and/or potentially require us to divest portions of our existing portfolio under certain circumstances.  Furthermore, embargoes and sanctions imposed by the U.S. and other governments prohibiting providing financing to specific persons or countries may expose us to potential criminal and civil sanctions. We cannot predict the nature, scope or effect of future regulatory requirements to which our operations might be subject or in certain locations the manner in which existing laws might be administered or interpreted.

In addition, the U.S. Foreign Corrupt Practices Act and similar anti-corruption laws of other countries generally prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence foreign government officials for the purpose of obtaining or retaining business or obtaining an unfair advantage. Recent years have seen a substantial increase in the global enforcement of anti-corruption laws. Our continued operation and expansion outside the United States, including in developing countries, could increase the risk of such violations. Violations of anti-corruption laws by our employees or by intermediaries acting on our behalf may result in severe criminal or civil sanctions, could disrupt our business, and could result in an adverse effect on our reputation, business and results of operations or financial condition.
New regulations or changes in financial services regulation could adversely impact our results of operations and financial condition

Our operations are highly regulated by governmental authorities in the locations where we operate, which can impose significant additional costs and/or restrictions on our business. In the U.S. for example, certain of our activities are subject to the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank"), a comprehensive financial reform act that includes extensive provisions regulating the financial services industry. We have become and could continue to become subject to additional regulatory costs that could be significant and could have an adverse effect on our results of operations and financial condition. Changes in or additional regulations in the U.S. or internationally impacting the financial services industry could also add significant cost or operational constraints that might have an adverse effect on our results of operations and financial condition.

We may incur additional tax expense or become subject to additional tax exposure

We are subject to income taxes in the United States and numerous other jurisdictions. Our future results of operations could be adversely affected by changes in the effective tax rate as a result of a change in the mix of earnings between U.S. and non-U.S. jurisdictions or among jurisdictions with differing statutory tax rates, changes in our overall profitability, changes in tax laws or treaties or in their application or interpretation, changes in tax rates, changes in generally accepted accounting principles, changes in the valuation of deferred tax assets and liabilities, changes in the amount of earnings indefinitely reinvested in certain non-U.S. jurisdictions, the results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures. We are also subject to the continuous examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities.  We regularly assess the likelihood of an adverse outcome resulting from these examinations. If our effective tax rates were to increase or if the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our operating results, cash flows and financial condition could be adversely affected.

Changes in accounting guidance could have an adverse effect on our results of operations
Our consolidated financial statements are subject to the application of generally accepted accounting principles in the United States, which is periodically revised and/or expanded.  Accordingly, from time to time we are required to adopt new or revised accounting guidance and related interpretations issued by recognized authoritative bodies, including the Financial Accounting Standards Board and the SEC.  Market conditions have prompted accounting standard setters to issue new guidance, which further interprets or seeks to revise accounting pronouncements related to various transactions, as well as to issue new guidance expanding disclosures.  The impact of accounting pronouncements that have been issued but not yet implemented is disclosed in our annual and quarterly reports on Form 10-K and Form 10-Q.  An assessment of proposed guidance is not provided, as such proposals are subject to change through the exposure process and, therefore, their effects on our financial statements cannot be meaningfully assessed.  It is possible that future accounting guidance we are required to adopt or future changes in accounting principles could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our business, results of operations and financial condition.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our corporate headquarters are located in Nashville, Tennessee.  We maintain forty-seven offices in total, of which ten are located in North America (nine in the U.S. and one in Canada), twenty-one are located in Europe, one is located in Africa, one is located in the Middle East, nine are located in Asia/Pacific and five are located in Latin America (see Note 16 of Notes to Consolidated Financial Statements for more information regarding our segments and geographic areas).  All of our offices are leased, except for our corporate headquarters building, which was purchased on January 4, 2018.

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

Our stock is not publicly traded.  Caterpillar Inc. is the owner of our one outstanding share.  Cash dividends of $400 million, $725 million and $275 million were paid to Caterpillar in 2018, 2017 and 2016, respectively.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

We reported revenues of $2.85 billion for 2018, an increase of $158 million, or 6 percent, compared with 2017. Profit was $305 million, a $281 million, or 48 percent, decrease from 2017.

The increase in revenues was primarily due to a $107 million favorable impact from higher average financing rates and a $94 million favorable impact from higher average earning assets, partially offset by a $48 million unfavorable impact from lower lending activity with Caterpillar.

Profit before income taxes was $433 million for 2018, compared with $590 million for 2017. The decrease was primarily due to a $222 million increase in provision for credit losses, which was driven by a higher allowance rate and an increase in write-offs, due to continued weakening in the Cat Power Finance portfolio. This decrease was partially offset by a $42 million favorable impact from higher average earning assets and a $36 million increase in net yield on average earning assets primarily due to changes in portfolio mix.

The provision for income taxes reflects an annual tax rate of 25 percent for 2018, compared with negative 1 percent for 2017. The increase in the annual tax rate is primarily due to the overall impact of U.S. tax reform in 2017, along with changes in the geographic mix of profits.

Retail new business volume for 2018 was $12.08 billion, an increase of $853 million, or 8 percent, from 2017. The increase was primarily driven by higher volume in Asia/Pacific, Europe and North America, partially offset by a decrease in Cat Power Finance.

At the end of 2018, past dues were 3.55 percent, compared with 2.78 percent at the end of 2017. Write-offs, net of recoveries, were $189 million for 2018, compared with $114 million for 2017. As of December 31, 2018, the allowance for credit losses totaled $511 million, or 1.80 percent of finance receivables, compared with $365 million, or 1.33 percent of finance receivables at December 31, 2017. The increase in past dues, write-offs and allowance for credit losses was primarily due to continued weakening in the Cat Power Finance portfolio.

2018 COMPARED WITH 2017

Consolidated Total Revenues

The chart above graphically illustrates reasons for the change in Consolidated Total Revenues between 2017 (at left) and 2018 (at right). Items favorably impacting total revenues appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting total revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Retail revenue for 2018 was $1.31 billion, an increase of $73 million from 2017.  The increase was due to a $73 million favorable impact from higher interest rates on retail finance receivables.  For the year ended December 31, 2018, retail average earning assets were $23.10 billion, an increase of $9 million from 2017. The average yield was 5.66 percent for 2018, compared with 5.35 percent in 2017.

Operating lease revenue for 2018 was $1.01 billion, an increase of $26 million from 2017. The increase was due to a $27 million favorable impact from higher average rental rates on operating leases, partially offset by a $1 million unfavorable impact from lower average earning assets.

Wholesale revenue for 2018 was $415 million, an increase of $108 million from 2017. The increase was due to an $83 million favorable impact from higher average earning assets and a $25 million favorable impact from higher interest rates on wholesale finance receivables. For the year ended December 31, 2018, wholesale average earning assets were $4.85 billion, an increase of $1.04 billion from 2017. The average yield was 8.55 percent for 2018, compared with 8.04 percent in 2017.

Other revenue, net, items were as follows:

(Millions of dollars)
	2018	2017	$ Change
Finance receivable and operating lease fees (including late charges)	$71	$80	$(9)
Fees on committed credit facility extended to Caterpillar	40	40	—
Interest income on Notes Receivable from Caterpillar	30	74	(44)
Net loss on returned or repossessed equipment	(48)	(48)	—
Miscellaneous other revenue, net	20	16	4
Total Other revenue, net	$113	$162	$(49)

There was a $2 million favorable impact from currency on revenues in 2018. Currency represents the net translation impact resulting from changes in foreign currency exchange rates versus the U.S. dollar and is included in all financial statement line items and each of the items included in the above analysis.

Consolidated Profit Before Income Taxes

The chart above graphically illustrates reasons for the change in Consolidated Profit Before Income Taxes between 2017 (at left) and 2018 (at right). Items favorably impacting profit before income taxes appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting profit before income taxes appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Profit before income taxes was $433 million for 2018, compared with $590 million for 2017. The decrease was primarily due to a $222 million increase in provision for credit losses, which was driven by a higher allowance rate and an increase in write-offs, due to continued weakening in the Cat Power Finance portfolio. This decrease was partially offset by a $42 million favorable impact from higher average earning assets and a $36 million increase in net yield on average earning assets primarily due to changes in portfolio mix.

There was a $4 million favorable impact from currency on profit before income taxes in 2018. Currency represents the net translation impact resulting from changes in foreign currency exchange rates versus the U.S. dollar and is included in all financial statement line items and each of the items included in the above analysis.

Provision for Income Taxes
The provision for income taxes reflects an annual tax rate of 25 percent for 2018, compared with negative 1 percent for 2017. The increase in the annual tax rate is primarily due to the overall impact of U.S. tax reform in 2017, along with changes in the geographic mix of profits.

We completed our accounting for the income tax effects of U.S. tax reform legislation with a resulting 2018 measurement period adjustment of $12 million that increased the provisionally estimated net benefit of $151 million recognized during the fourth quarter of 2017. We recorded a $7 million benefit in the third quarter of 2018, resulting from the 2017 tax year return to provision adjustments, which revised the estimated impact of the write-down of U.S. net deferred tax liabilities to reflect the reduction in the U.S. corporate tax rate from 35 percent to 21 percent. In the fourth quarter of 2018, we recorded a $5 million benefit to revise the estimated cost of a mandatory deemed repatriation of non-U.S. earnings.

Finance Receivables and Equipment on Operating Leases

New Business Volume

(Millions of dollars)
	2018	2017	$ Change
New retail financing	$10,600	$9,844	$756
New operating lease activity	1,484	1,388	96
New wholesale financing	43,981	36,299	7,682
Total	$56,065	$47,531	$8,534

New retail financing increased primarily due to higher volume in Asia/Pacific, Europe and North America, partially offset by a decrease in Cat Power Finance. New operating lease activity (which is substantially related to retail) increased primarily due to higher rentals of Cat equipment in North America, partially offset by lower rentals in Latin America. New wholesale financing increased primarily due to higher purchases of trade receivables from Caterpillar.

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

(Millions of dollars)
	2018	2017	$ Change
Finance receivables, net	$27,923	$27,126	$797
Equipment on operating leases, less accumulated depreciation	3,562	3,568	(6)
Total portfolio	$31,485	$30,694	$791

Retail installment sale contracts	$107	$74	$33
Retail finance leases	100	103	(3)
Operating leases	25	39	(14)
Retail notes receivable	23	55	(32)
Total off-balance sheet managed assets	$255	$271	$(16)

Total managed portfolio	$31,740	$30,965	$775

Total Portfolio Metrics
At the end of 2018, past dues were 3.55 percent, compared with 2.78 percent at the end of 2017. Total non-performing finance receivables, which represent finance receivables currently on non-accrual status, were $885 million and $683 million at December 31, 2018 and 2017, respectively. Total non-performing finance receivables as a percentage of our recorded investment in finance receivables were 3.11 percent and 2.48 percent at December 31, 2018 and 2017, respectively.

Our allowance for credit losses as of December 31, 2018 was $511 million or 1.80 percent of our recorded investment in finance receivables compared with $365 million or 1.33 percent as of December 31, 2017. During 2018, our allowance for loan losses (ALLL) estimate increased $146 million, primarily due to a $153 million increase in specific reserves on impaired finance receivables that were individually evaluated. The increase in specific reserves was mainly driven by continued weaknesses in the Cat Power Finance portfolio. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and current economic conditions. We believe our allowance is sufficient to provide for losses inherent in our existing finance receivable portfolio as of December 31, 2018.

FOURTH QUARTER 2018 VS. FOURTH QUARTER 2017

CONSOLIDATED STATEMENTS OF PROFIT (UNAUDITED)
(Dollars in Millions)

	Three Months Ended December 31,
	2018	2017
Revenues:
Retail finance	$333	$311
Operating lease	251	248
Wholesale finance	111	85
Other, net	4	34
Total revenues	699	678

Expenses:
Interest	199	168
Depreciation on equipment leased to others	203	202
General, operating and administrative	97	110
Provision for credit losses	136	50
Other	10	10
Total expenses	645	540

Other income (expense)	(8)	(5)

Profit before income taxes	46	133

Provision (benefit) for income taxes	23	(141)

Profit of consolidated companies	23	274

Less: Profit (loss) attributable to noncontrolling interests	5	3

Profit[1]	$18	$271

1 Profit attributable to Caterpillar Financial Services Corporation.

Consolidated Total Revenues

The chart above graphically illustrates reasons for the change in Consolidated Total Revenues between fourth quarter 2017 (at left) and fourth quarter 2018 (at right). Items favorably impacting total revenues appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting total revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Retail revenue for the fourth quarter of 2018 was $333 million, an increase of $22 million from the same period in 2017.  The increase was due to a $24 million favorable impact from higher interest rates on retail finance receivables, partially offset by a $2 million unfavorable impact from lower average earning assets.  For the quarter ended December 31, 2018, retail average earning assets were $22.98 billion, a decrease of $102 million from the same period in 2017. The annualized average yield was 5.81 percent for the fourth quarter of 2018, compared with 5.39 percent for the fourth quarter of 2017.

Operating lease revenue for the fourth quarter of 2018 was $251 million, an increase of $3 million from the same period in 2017.  The increase was due to a $3 million favorable impact from higher average rental rates on operating leases.

Wholesale revenue for the fourth quarter of 2018 was $111 million, an increase of $26 million from the same period in 2017. The increase was due to a $21 million favorable impact from higher average earning assets and a $5 million favorable impact from higher interest rates on wholesale finance receivables. For the quarter ended December 31, 2018, wholesale average earning assets were $5.15 billion, an increase of $1.04 billion from the same period in 2017. The annualized average yield was 8.61 percent for the fourth quarter of 2018, compared with 8.22 percent for the fourth quarter of 2017.

Other revenue, net, items were as follows:

(Millions of dollars)	Three Months Ended December 31,
	2018	2017	$ Change
Finance receivable and operating lease fees (including late charges)	$15	$23	$(8)
Fees on committed credit facility extended to Caterpillar	10	10	—
Interest income on Notes Receivable from Caterpillar	8	15	(7)
Net loss on returned or repossessed equipment	(34)	(18)	(16)
Miscellaneous other revenue, net	5	4	1
Total Other revenue, net	$4	$34	$(30)

There was an $11 million unfavorable impact from currency on revenues in the fourth quarter of 2018. Currency represents the net translation impact resulting from changes in foreign currency exchange rates versus the U.S. dollar and is included in all financial statement line items and each of the items included in the above analysis.

Consolidated Profit Before Income Taxes

The chart above graphically illustrates reasons for the change in Consolidated Profit Before Income Taxes between fourth quarter 2017 (at left) and fourth quarter 2018 (at right). Items favorably impacting profit before income taxes appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting profit before income taxes appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Profit before income taxes was $46 million for the fourth quarter of 2018, compared with $133 million for the fourth quarter of 2017. The decrease was primarily due to an $86 million increase in provision for credit losses, which was driven by a higher allowance rate and an increase in write-offs, due to continued weakening in the Cat Power Finance portfolio.

There was a $4 million unfavorable impact from currency on profit before income taxes in the fourth quarter of 2018. Currency represents the net translation impact resulting from changes in foreign currency exchange rates versus the U.S. dollar and is included in all financial statement line items and each of the items included in the above analysis.

Provision for Income Taxes
The provision for income taxes reflects an effective tax rate of 48 percent in the fourth quarter of 2018, compared with negative 107 percent in the fourth quarter of 2017. The increase in the effective tax rate is primarily due to the overall impact of U.S. tax reform in 2017, along with changes in the geographic mix of profits.

We completed our accounting for the income tax effects of U.S. tax reform legislation with a resulting 2018 measurement period adjustment of $12 million that increased the provisionally estimated net benefit of $151 million recognized during the fourth quarter of 2017. In the fourth quarter of 2018, we recorded a $5 million benefit to revise the estimated cost of a mandatory deemed repatriation of non-U.S. earnings.

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

Other revenue, net, items were as follows:

(Millions of dollars)
	2017	2016	$ Change
Finance receivable and operating lease fees (including late charges)	$80	$73	$7
Fees on committed credit facility extended to Caterpillar	40	40	—
Interest income on Notes Receivable from Caterpillar	74	30	44
Net loss on returned or repossessed equipment	(48)	(61)	13
Miscellaneous other revenue, net	16	14	2
Total Other revenue, net	$162	$96	$66

There was a $12 million favorable impact from currency on revenues in 2017. Currency represents the net translation impact resulting from changes in foreign currency exchange rates versus the U.S. dollar and is included in all financial statement line items and each of the items included in the above analysis.

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

There was a $3 million favorable impact from currency on profit before income taxes in 2017. Currency represents the net translation impact resulting from changes in foreign currency exchange rates versus the U.S. dollar and is included in all financial statement line items and each of the items included in the above analysis.

Provision for Income Taxes
The provision for income taxes reflects an annual tax rate of negative 1 percent for 2017, compared with 30 percent for 2016. The provision for income taxes for 2017 includes a provisionally estimated net benefit of $151 million due to the enactment of U.S. tax reform legislation on December 22, 2017. The provisionally estimated net benefit includes a $334 million write-down of net deferred tax liabilities to reflect the reduction in the U.S. corporate tax rate from 35 percent to 21 percent beginning January 1, 2018, partially offset by the cost of a mandatory deemed repatriation of non-U.S. earnings. We believe this net benefit is a reasonable estimate that may change as additional required information is prepared and analyzed, interpretations and assumptions are refined, additional guidance is issued, and due to actions we may take as a result of the legislation. The decrease in the annual tax rate is primarily due to this net benefit, an increase in available foreign tax credits and changes in the geographic mix of profits.

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

Total Portfolio Metrics
At the end of 2017, past dues were 2.78 percent, compared with 2.38 percent at the end of 2016. Total non-performing finance receivables, which represent finance receivables currently on non-accrual status, were $683 million and $579 million at December 31, 2017 and 2016, respectively. Total non-performing finance receivables as a percentage of our recorded investment in finance receivables were 2.48 percent and 2.18 percent at December 31, 2017 and 2016, respectively.

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

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity provide us with the ability to meet our financial obligations on a timely basis.  Maintaining and managing adequate capital and liquidity resources includes management of funding sources and their utilization based on current, future and contingent needs. Throughout 2018, we experienced favorable liquidity conditions. We ended 2018 with $766 million of cash, an increase of $58 million from year-end 2017. Our cash balances are held in numerous locations throughout the world with approximately $182 million held by our non-U.S. subsidiaries. Amounts held by non-U.S. subsidiaries are available for general corporate use and could be used in the U.S. without incurring significant additional U.S. taxes. We expect to meet our U.S. funding needs without repatriating undistributed profits that are indefinitely reinvested outside the U.S.

BORROWINGS
Borrowings consist primarily of medium-term notes and commercial paper, the combination of which is used to manage interest rate risk and funding requirements. (Please refer to Notes 6, 7 and 8 of Notes to Consolidated Financial Statements for additional discussion.)

We receive debt ratings from the major credit rating agencies. Moody’s rates our debt as “low-A”, while Fitch and S&P maintain a “mid-A” debt rating. This split rating has not had a material impact on our borrowing costs or our overall financial health. However, a downgrade of our credit ratings by any of the major credit rating agencies would result in increased borrowing costs and could make access to certain credit markets more difficult. In the event economic conditions deteriorate such that access to debt markets becomes unavailable, we would rely on cash flows from our existing portfolio, existing cash balances, access to our revolving credit facilities and other credit line facilities and potential borrowings from Caterpillar. In addition, Caterpillar maintains a support agreement with us, which requires Caterpillar to remain our sole owner and may, under certain circumstances, require Caterpillar to make payments to us should we fail to maintain certain financial ratios.

Total borrowings outstanding as of December 31, 2018, were $30.06 billion, an increase of $1.48 billion over December 31, 2017, primarily due to increased portfolio funding requirements. Outstanding borrowings as of December 31 were as follows:

(Millions of dollars)	2018	2017
Medium-term notes, net of unamortized discount and debt issuance costs	$22,169	$21,303
Commercial paper, net of unamortized discount	4,759	3,680
Bank borrowings – long-term	646	803
Bank borrowings – short-term	526	675
Variable denomination floating rate demand notes	438	481
Notes payable to Caterpillar	1,518	1,638
Total outstanding borrowings	$30,056	$28,580

Medium-term notes
We issue medium-term unsecured notes through securities dealers or underwriters in the U.S., Canada, Europe, Australia, Japan, Hong Kong, and China to both retail and institutional investors. These notes are offered in several currencies and with a variety of maturities. These notes are senior unsecured obligations of the Company. Medium-term notes issued totaled $6.84 billion and redeemed totaled $5.89 billion for the year ended December 31, 2018. Medium-term notes outstanding as of December 31, 2018, mature as follows:

(Millions of dollars)
2019	$5,577
2020	6,217
2021	4,742
2022	1,990
2023	2,152
Thereafter	1,491
Total	$22,169

Commercial paper
We issue unsecured commercial paper in the U.S., Europe and other international capital markets.  These short-term promissory notes are issued on a discounted basis and are payable at maturity.

Revolving credit facilities
We have three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and us for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of December 31, 2018 was $7.75 billion. Information on our Credit Facility is as follows:

•	The 364-day facility of $3.15 billion (of which $2.33 billion is available to us) expires in September 2019.

•	The three-year facility, as amended in September 2018, of $2.73 billion (of which $2.01 billion is available to us) expires in September 2021.

•	The five-year facility, as amended in September 2018, of $4.62 billion (of which $3.41 billion is available to us) expires in September 2023.

At December 31, 2018, Caterpillar’s consolidated net worth was $14.07 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined in the Credit Facility as the consolidated shareholders' equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income/(loss).

At December 31, 2018, our covenant interest coverage ratio was 1.56 to 1. This is above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense, calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at December 31, 2018, our six-month covenant leverage ratio was 7.69 to 1 and our year-end covenant leverage ratio was 8.33 to 1.  This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event that either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At December 31, 2018, there were no borrowings under the Credit Facility.

Bank borrowings
Available credit lines with banks as of December 31, 2018 totaled $4.58 billion.  These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements. As of December 31, 2018, we had $1.17 billion outstanding against these credit lines and were in compliance with all debt covenants under these credit lines. The remaining available credit commitments may be withdrawn any time at the lenders' discretion.

Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction.  We do not hold reserves to fund the payment of the demand notes.  The notes are offered on a continuous basis. As of December 31, 2018, there was $438 million of variable denomination floating rate demand notes outstanding. The maximum amount of variable denomination floating rate demand notes that we may have outstanding at any time may not exceed $1.25 billion.

Notes receivable from/payable to Caterpillar
Under our variable amount and term lending agreements and other notes receivable with Caterpillar, we may borrow up to $2.75 billion from Caterpillar and Caterpillar may borrow up to $2.14 billion from us.  The variable amount lending agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice.  The term lending agreements have remaining maturities ranging up to ten years. We had notes payable of $1.52 billion and notes receivable of $662 million outstanding under these agreements as of December 31, 2018.

Committed credit facility
We extended a $2 billion committed credit facility to Caterpillar, which expires in February 2019.  We receive a fee from Caterpillar based on amounts drawn under the credit facility and a commitment fee for the undrawn amounts under the credit facility.  At December 31, 2018, there were no borrowings under this credit facility.

OFF-BALANCE SHEET ARRANGEMENTS
We lease all of our facilities except for our corporate headquarters building. In addition, we have potential payment exposure for guarantees issued to third parties totaling $97 million as of December 31, 2018.  Please refer to Notes 11 and 15 of Notes to Consolidated Financial Statements for further information.

Managed assets
Certain finance receivables and equipment on operating leases are sold by us to third parties with limited or no recourse in order to mitigate our concentration of credit risk with certain customers.  In 2018, we received $242 million of cash proceeds from the sale of such assets. We typically maintain servicing responsibilities for these assets.

CONTRACTUAL OBLIGATIONS
We have committed cash outflow related to long-term debt, operating lease agreements and purchase obligations.  Minimum payments for these obligations are:

(Millions of dollars)
	2019	2020-2021	2022-2023	After 2023	Total
Long-term debt(1)	$5,823	$11,330	$4,224	$1,490	$22,867
Interest payable on long-term debt	544	676	269	53	1,542
Operating leases	8	10	4	2	24
Purchase obligations(2)	12	—	—	—	12
Total contractual obligations	$6,387	$12,016	$4,497	$1,545	$24,445

(1)Excludes debt issuance costs, unamortized discounts and fair value adjustments.
(2)Represents short-term contractual obligations made in the ordinary course of business for contracted services at December 31, 2018.

These contractual obligations do not include unused commitments for dealers and customers discussed in Note 11 of Notes to Consolidated Financial Statements.

CASH FLOWS
Operating cash flow for 2018 was $1.29 billion, compared with $1.23 billion for 2017. Net cash used for investing activities in 2018 was $2.51 billion, compared with $532 million in 2017. The change was primarily due to the impact of portfolio related activity. Net cash provided by financing activities was $1.28 billion in 2018, compared with net cash used for financing activities of $1.81 billion in 2017. The change was primarily due to higher portfolio funding requirements and a lower dividend payment to Caterpillar.

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

At December 31, 2018, the aggregate residual value of equipment on operating leases was $2.21 billion. Without consideration of other factors such as third-party residual guarantees or contractual customer purchase options, a 10 percent non-temporary decrease in the market value of our equipment subject to operating leases would reduce residual value estimates and result in recognition of approximately $80 million of additional annual depreciation expense.

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

Income taxes
We are subject to the income tax laws of the many jurisdictions in which we operate. These tax laws are complex, and the manner in which they apply to our facts is sometimes open to interpretation. In establishing the provision for income taxes, we must make judgments about the application of these inherently complex tax laws. Our income tax positions and analysis are based on currently enacted tax law. Future changes in tax law or related interpretations could significantly impact the provision for income taxes, the amount of taxes payable, and the deferred tax asset and liability balances.

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

As a result of U.S. tax reform legislation, distributions of profits from non-U.S. subsidiaries are not expected to cause a significant incremental U.S. tax impact in the future. However, these distributions may be subject to non-U.S. withholding taxes if profits are distributed from certain jurisdictions. We have not recorded a deferred tax liability for withholding taxes in non-U.S. jurisdictions where earnings are considered indefinitely reinvested. If management intentions or U.S. tax law changes in the future, there could be an impact on the provision for income taxes to record an incremental tax liability in the period the change occurs. A deferred tax asset is recognized only if we have definite plans to generate a U.S. tax benefit by repatriating earnings in the foreseeable future.

Income taxes are based on the statutory tax rate of the jurisdiction in which earnings are subject to taxation. That statutory rate may differ from the statutory rate of the jurisdiction in which that entity is incorporated. Taxes are paid in the jurisdictions where earnings are subject to taxation. The effective tax rate differs from the U.S. statutory rate in part due to indefinitely reinvested profits of non-U.S. subsidiaries being subject to statutory tax rates which differ from the U.S. rate of 21 percent.

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

In order to properly manage our sensitivity to changes in interest rates, we measure the potential impact of different interest rate assumptions on pre-tax earnings.  All on-balance sheet positions, including derivative financial instruments, are included in the analysis.  The primary assumptions used in the analysis are that there are no new fixed rate assets or liabilities, the proportion of fixed rate debt to fixed rate assets remains unchanged and the level of floating rate assets and debt remains constant.  An analysis of the December 31, 2018 balance sheet, using these assumptions, estimates the impact of a 100 basis point immediate and sustained adverse change in interest rates to have a $4 million adverse impact on pre-tax earnings.  Last year, similar assumptions and calculations yielded a potential $5 million adverse impact on pre-tax earnings.

This analysis does not necessarily represent our current outlook of future market interest rate movement, nor does it consider any actions management could undertake in response to changes in interest rates.  Accordingly, no assurance can be given that actual results would be consistent with the results of our analysis.

Foreign currency exchange rate risk
We have balance sheet positions and expected future transactions denominated in foreign currencies, thereby creating exposure to movements in exchange rates. In managing foreign currency risk, our objective is to minimize earnings volatility resulting from conversion and the remeasurement of net foreign currency balance sheet positions and future transactions denominated in foreign currencies.  Our policy allows the use of foreign currency forward, option and cross currency contracts to offset the risk of currency mismatch between our assets and liabilities and exchange rate risk associated with future transactions denominated in foreign currencies. An analysis of the December 31, 2018 balance sheet estimates the net impact of a 10 percent adverse change in the value of the U.S. dollar relative to all other currencies, to have a net impact to pre-tax earnings of less than $1 million. A similar analysis performed on the December 31, 2017 balance sheet resulted in an estimated net impact to pre-tax earnings of less than $2 million.

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

Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2018. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2018.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessment, we concluded that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the fourth quarter of 2018 covered by this Annual Report on Form 10-K that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 14.	Principal Accounting Fees and Services.

As a wholly-owned subsidiary of Caterpillar Inc., our principal accounting fees and services are subject to Caterpillar Inc.’s Audit Committee pre-approval policies and procedures described in its Proxy Statement.  This Proxy Statement can be located at Caterpillar Inc.’s Internet site (www.caterpillar.com), under Investors, Financial Information, Proxy Statement.  Other than these policies and procedures, the information contained at that Internet site is not incorporated by reference in this filing.  During 2018, all services provided by the external auditor were pre-approved by Caterpillar’s Audit Committee in accordance with such policy.

Fees for professional services provided by our auditors include the following:

(Millions of dollars)	2018	2017
Audit fees(1)	$6.6	$5.9
Audit-related fees(2)	.3	.1
Tax fees(3)	—	.1
Total	$6.9	$6.1

(1) "Audit fees" principally includes audit and review of financial statements (including internal control over financial reporting), statutory and subsidiary audits, SEC registration statements, comfort letters and consents.
(2) "Audit-related fees" principally includes accounting consultations and pre- or post- implementation reviews of processes or systems.
(3) "Tax fees" include, among other things, statutory tax return preparation and review and advising on the impact of changes in local tax laws.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report.
1	Financial Statements:
	·	Report of Independent Registered Public Accounting Firm
	·	Consolidated Statements of Profit
	·	Consolidated Statements of Comprehensive Income
	·	Consolidated Statements of Financial Position
	·	Consolidated Statements of Changes in Shareholder’s Equity
	·	Consolidated Statements of Cash Flows
	·	Notes to Consolidated Financial Statements
2	Financial Statement Schedules:
	·	All schedules are omitted because the required information is shown in the financial statements or the notes thereto or considered to be immaterial.
3	Exhibits

3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3.1 to the Company’s Form 10 for the year ended December 31, 1984).
3.2	Bylaws of the Company, as amended (incorporated by reference from Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2005, Commission File No. 1-11241).
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

4.9
First Amendment to the Support Agreement dated June 14, 1995, between the Company and Caterpillar (incorporated by reference from Exhibit 4 to the Company’s Current Report on Form 8-K, dated June 15, 1995, Commission File No. 1-11241).

The registrant hereby undertakes upon request to furnish the Commission with a copy of any instrument with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis.

10.1
Amended and Restated Tax Sharing Agreement, dated as of May 31, 2018, between the Company and Caterpillar (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2018).

10.2
Credit Agreement (2018 364-Day Facility), dated as of September 6, 2018, among the Company, Caterpillar, Caterpillar International Finance Designated Activity Company and Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank Europe PLC, UK Branch, as Local Currency Agent, and MUFG Bank Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed September 12, 2018).

10.3
Local Currency Addendum to the Credit Agreement (2018 364-Day Facility), dated as of September 6, 2018, among the Company, Caterpillar International Finance Designated Activity Company, the Local Currency Banks named therein, Citibank, N.A. and Citibank Europe plc, UK Branch (incorporated by reference from Exhibit 99.2 to the Company's Current Report on Form 8-K filed on September 12, 2018).

10.4
Japan Local Currency Addendum to the Credit Agreement (2018 364-Day Facility), dated as of September 6, 2018, among the Company, Caterpillar Finance Kabushiki Kaisha, the Japan Local Currency Banks named therein, Citibank, N.A. and MUFG Bank, Ltd. (incorporated by reference from Exhibit 99.3 to the Company's Current Report on Form 8-K filed on September 12, 2018).

10.5
Omnibus Amendment No. 3 to Amended and Restated Credit Agreement (Three-Year Facility), Amendment No. 2 to Local Currency Addendum and Amendment No. 3 to Japan Local Currency Addendum, dated as of September 10, 2018, among the Company, Caterpillar, Caterpillar International Finance Designated Activity Company and Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank Europe plc, UK Branch, as Local Currency Agent, and MUFG Bank, Ltd. (formerly known as The Bank of Tokyo-Mitsubishi UFJ, Ltd.), as Japan Local Currency Agent (incorporated by reference from Exhibit 99.4 to the Company’s Current Report on Form 8-K filed September 12, 2018).

10.6
Omnibus Amendment No. 2 to Amended and Restated Credit Agreement (Three-Year Facility) and Amendment No. 2 to Japan Local Currency Addendum, dated as of September 8, 2017, among the Company, Caterpillar, Caterpillar International Finance Designated Activity Company and Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank Europe plc, UK Branch, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.4 to the Company’s Current Report on Form 8-K filed September 12, 2017).

10.7
Omnibus Amendment No. 1 to Amended and Restated Credit Agreement (Three-Year Facility), Amendment No. 1 to Local Currency Addendum and Amendment No. 1 to Japan Local Currency Addendum, dated as of September 8, 2016, among the Company, Caterpillar, Caterpillar International Finance Limited and Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank Europe plc, UK Branch, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.4 to the Company’s Current Report on Form 8-K filed September 14, 2016).

10.8
Amended and Restated Credit Agreement (Three-Year Facility), dated as of September 10, 2015, by and among the Company, Caterpillar, Caterpillar International Finance Limited and Caterpillar Finance Corporation, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank International Limited, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.4 to the Company’s Current Report on Form 8-K filed September 16, 2015).

10.9
Local Currency Addendum to the Amended and Restated Credit Agreement (Three-Year Facility), dated as of September 10, 2015, among the Company, Caterpillar International Finance Limited, the Local Currency Banks named therein, Citibank, N.A. and Citibank International Limited (incorporated by reference from Exhibit 99.5 to the Company’s Current Report on Form 8-K filed September 16, 2015).

10.10
Japan Local Currency Addendum to the Amended and Restated Credit Agreement (Three-Year Facility), dated as of September 10, 2015, among the Company, Caterpillar Finance Corporation, the Japan Local Currency Banks named therein, Citibank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (incorporated by reference from Exhibit 99.6 to the Company’s Current Report on Form 8-K filed September 16, 2015).

10.11
Omnibus Amendment No. 3 to Amended and Restated Credit Agreement (Five-Year Facility), Amendment No. 2 to Local Currency Addendum and Amendment No. 3 to Japan Local Currency Addendum, dated as of September 10, 2018, among the Company, Caterpillar, Caterpillar International Finance Designated Activity Company and Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank Europe plc, UK Branch, as Local Currency Agent, and MUFG Bank, Ltd. (formerly known as The Bank of Tokyo-Mitsubishi UFJ, Ltd.), as Japan Local Currency Agent (incorporated by reference from Exhibit 99.5 to the Company’s Current Report on Form 8-K filed September 12, 2018).

10.12
Omnibus Amendment No. 2 to Amended and Restated Credit Agreement (Five-Year Facility) and Amendment No. 2 to Japan Local Currency Addendum, dated as of September 8, 2017, among the Company, Caterpillar, Caterpillar International Finance Designated Activity Company and Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank Europe plc, UK Branch, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.5 to the Company’s Current Report on Form 8-K filed September 12, 2017).

10.13
Omnibus Amendment No. 1 to Amended and Restated Credit Agreement (Five-Year Facility), Amendment No. 1 to Local Currency Addendum and Amendment No. 1 to Japan Local Currency Addendum, dated as of September 8, 2016, among the Company, Caterpillar, Caterpillar International Finance Limited and Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank Europe plc, UK Branch, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.5 to the Company’s Current Report on Form 8-K filed September 14, 2016).

10.14
Amended and Restated Credit Agreement (Five-Year Facility), dated as of September 10, 2015, by and among the Company, Caterpillar, Caterpillar International Finance Limited and Caterpillar Finance Corporation, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank International Limited, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.7 to the Company’s Current Report on Form 8-K filed September 16, 2015).

10.15
Local Currency Addendum to the Amended and Restated Credit Agreement (Five-Year Facility), dated as of September 10, 2015, among the Company, Caterpillar International Finance Limited, the Local Currency Banks named therein, Citibank, N.A. and Citibank International Limited (incorporated by reference from Exhibit 99.8 to the Company’s Current Report on Form 8-K, filed September 16, 2015).

10.16
Japan Local Currency Addendum to the Amended and Restated Credit Agreement (Five-Year Facility), dated as of September 10, 2015, among the Company, Caterpillar Finance Corporation, the Japan Local Currency Banks named therein, Citibank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (incorporated by reference from Exhibit 99.9 to the Company’s Current Report on Form 8-K, filed September 16, 2015).

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

Caterpillar Financial Services Corporation
(Registrant)

Date:	February 14, 2019	By:	/s/Leslie S. Zmugg
Leslie S. Zmugg, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

February 14, 2019	/s/David T. Walton	President, Director and Chief Executive Officer
David T. Walton

February 14, 2019	/s/Andrew R.J. Bonfield	Director
Andrew R.J. Bonfield

February 14, 2019	/s/Patrick T. McCartan	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Patrick T. McCartan

February 14, 2019	/s/Jeffry D. Everett	Controller (Principal Accounting Officer)
Jeffry D. Everett

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of Caterpillar Financial Services Corporation:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial position of Caterpillar Financial Services Corporation and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of profit, comprehensive income, changes in shareholder’s equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 14, 2019

We have served as the Company’s auditor since 1984.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF PROFIT
For the Years Ended December 31,
(Dollars in Millions)

	2018	2017	2016
Revenues:
Retail finance	$1,308	$1,235	$1,220
Operating lease	1,011	985	1,015
Wholesale finance	415	307	264
Other, net	113	162	96
Total revenues	2,847	2,689	2,595

Expenses:
Interest	757	667	611
Depreciation on equipment leased to others	819	810	841
General, operating and administrative	423	429	391
Provision for credit losses	354	132	135
Other	38	46	41
Total expenses	2,391	2,084	2,019

Other income (expense)	(23)	(15)	(15)

Profit before income taxes	433	590	561

Provision (benefit) for income taxes	108	(4)	171

Profit of consolidated companies	325	594	390

Less: Profit attributable to noncontrolling interests	20	8	6

Profit[1]	$305	$586	$384

 1 Profit attributable to Caterpillar Financial Services Corporation.

See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31,
(Dollars in Millions)

	2018	2017	2016

Profit of consolidated companies	$325	$594	$390

Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (expense)/benefit of: 2018-$25; 2017-$106; 2016-$(25)	(309)	414	(104)
Derivative financial instruments:
Gains (losses) deferred, net of tax (expense)/benefit of: 2018-$(29); 2017-$28; 2016-$(8)	98	(49)	15
(Gains) losses reclassified to earnings, net of tax expense/(benefit) of: 2018-$38; 2017-$(27); 2016-$9	(129)	45	(16)
Total Other comprehensive income (loss), net of tax	(340)	410	(105)

Comprehensive income (loss)	(15)	1,004	285

Less: Comprehensive income (loss) attributable to the noncontrolling interests	13	15	(1)

Comprehensive income (loss) attributable to Caterpillar Financial Services Corporation	$(28)	$989	$286

See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
At December 31,
(Dollars in Millions, except share data)

	2018	2017
Assets:
Cash and cash equivalents	$766	$708
Finance receivables, net	27,923	27,126
Notes receivable from Caterpillar	662	559
Equipment on operating leases,
less accumulated depreciation	3,562	3,568
Other assets	1,268	1,199
Total assets	$34,181	$33,160

Liabilities and shareholder’s equity:
Payable to dealers and others	$117	$190
Payable to Caterpillar – borrowings and other	1,601	1,723
Accrued expenses	259	274
Short-term borrowings	5,723	4,836
Current maturities of long-term debt	5,820	6,188
Long-term debt	16,995	15,918
Other liabilities	817	767
Total liabilities	31,332	29,896

Commitments and contingent liabilities (Note 11)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid-in amount)	745	745
Additional paid-in capital	2	2
Retained earnings	2,874	2,969
Accumulated other comprehensive income/(loss)	(925)	(592)
Noncontrolling interests	153	140
Total shareholder’s equity	2,849	3,264

Total liabilities and shareholder’s equity	$34,181	$33,160

 See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
For the Years Ended December 31,
(Dollars in Millions)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Noncontrolling interests	Total
Balance at December 31, 2015	$745	$2	$2,999	$(897)	$126	$2,975
Profit of consolidated companies			384		6	390
Dividend paid to Caterpillar			(275)			(275)
Foreign currency translation, net of tax				(97)	(7)	(104)
Derivative financial instruments, net of tax				(1)		(1)
Balance at December 31, 2016	$745	$2	$3,108	$(995)	$125	$2,985
Profit of consolidated companies			586		8	594
Dividend paid to Caterpillar			(725)			(725)
Foreign currency translation, net of tax				407	7	414
Derivative financial instruments, net of tax				(4)		(4)
Balance at December 31, 2017	$745	$2	$2,969	$(592)	$140	$3,264
Profit of consolidated companies			305		20	325
Dividend paid to Caterpillar			(400)			(400)
Foreign currency translation, net of tax				(302)	(7)	(309)
Derivative financial instruments, net of tax				(31)		(31)
Balance at December 31, 2018	$745	$2	$2,874	$(925)	$153	$2,849

See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
 (Dollars in Millions)

	2018	2017	2016
Cash flows from operating activities:
Profit of consolidated companies	$325	$594	$390
Adjustments for non-cash items:
Depreciation and amortization	832	820	851
Amortization of receivables purchase discount	(375)	(253)	(207)
Provision for credit losses	354	132	135
Other, net	164	61	75
Changes in assets and liabilities:
Other assets	44	60	(12)
Payable to dealers and others	(57)	(66)	36
Accrued expenses	(6)	31	(61)
Other payables with Caterpillar	(10)	36	(13)
Other liabilities	16	(188)	217
Net cash provided by operating activities	1,287	1,227	1,411
Cash flows from investing activities:
Expenditures for equipment on operating leases	(1,451)	(1,362)	(1,628)
Capital expenditures - excluding equipment on operating leases	(108)	(11)	(8)
Proceeds from disposals of equipment	793	1,003	789
Additions to finance receivables	(13,595)	(13,920)	(11,862)
Collections of finance receivables	12,511	14,353	12,341
Net changes in Caterpillar purchased receivables	(1,046)	(732)	399
Proceeds from sales of receivables	477	127	127
Net change in variable lending to Caterpillar	(58)	(51)	30
Additions to other notes receivable with Caterpillar	(390)	(53)	(146)
Collections on other notes receivable with Caterpillar	345	75	76
Settlements of undesignated derivatives	10	45	(25)
Other, net	—	(6)	5
Net cash provided by (used for) investing activities	(2,512)	(532)	98
Cash flows from financing activities:
Net change in variable lending from Caterpillar	(109)	40	1,492
Proceeds from borrowings with Caterpillar	—	—	253
Payments on borrowings with Caterpillar	—	(49)	(1,203)
Proceeds from debt issued (original maturities greater than three months)	8,850	8,702	5,109
Payments on debt issued (original maturities greater than three months)	(7,822)	(6,923)	(6,035)
Short-term borrowings, net (original maturities three months or less)	762	(2,854)	(61)
Dividend paid to Caterpillar	(400)	(725)	(275)
Net cash provided by (used for) financing activities	1,281	(1,809)	(720)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(15)	22	1
Increase/(decrease) in cash, cash equivalents and restricted cash	41	(1,092)	790
Cash, cash equivalents and restricted cash at beginning of period (1)	732	1,824	1,034
Cash, cash equivalents and restricted cash at end of period (1)	$773	$732	$1,824

Cash paid for interest	$743	$647	$608
Cash (received) paid for taxes	$79	$159	$(61)
All short-term investments, which consist primarily of highly liquid investments with original maturities of three months or less, are considered to be cash equivalents.
(1) As of December 31, 2018, 2017 and 2016, restricted cash, which is included in Other assets in the Consolidated Statements of Financial Position, was $7 million, $24 million and $29 million, respectively. Restricted cash primarily includes cash related to syndication activities and certain tax deferred transactions which were discontinued in 2018 due to U.S. tax reform legislation.

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
C. Revenue Recognition

Finance revenue is recorded over the life of the related finance receivable using the interest method, including the accretion of purchased receivables discount and certain direct origination costs that are deferred. Revenue from rental payments received on operating leases is recognized on a straight-line basis over the term of the lease.

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

Other revenue includes: (1) late charges, (2) fee revenue, primarily commitment fees and fees on committed lines of credit or letters of credit, (3) gains and losses on sales of returned or repossessed equipment, (4) impairments on returned or repossessed equipment held for sale, (5) gains and losses on loan and lease sales and (6) other miscellaneous revenues. Other revenue items are recognized in accordance with relevant authoritative pronouncements.

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

Lease accounting – In February 2016, the FASB issued accounting guidance that revises the accounting for leases. Under the new guidance, lessees are required to recognize a right-of-use asset and a lease liability for substantially all leases. The new guidance will continue to classify leases as either financing or operating, with classification affecting the pattern of expense recognition. The accounting applied by a lessor under the new guidance will be substantially equivalent to current lease accounting guidance. Entities have the option to adopt the new guidance using a modified retrospective approach through a cumulative effect adjustment to retained earnings applied either to the beginning of the earliest period presented or the beginning of the period of adoption. The new guidance was effective January 1, 2019 and will be applied using a modified retrospective approach through a cumulative effect adjustment to retained earnings as of January 1, 2019.

The new guidance provides a number of optional practical expedients in transition. We elected the "package of practical expedients," which allows us not to reassess under the new guidance our prior conclusions about lease identification, lease classification and initial direct costs.  We did not elect the use-of-hindsight practical expedient. In addition, the new guidance provides practical expedients for an entity’s ongoing lessee accounting. We have elected to not separate lease and non-lease components for the majority of our asset classes.  We have elected the short-term lease recognition exemption for all leases that qualify which means we will not recognize right-of-use assets or lease liabilities for these leases.

The most significant effects of adoption relate to the recognition of right-of-use assets and lease liabilities on our balance sheet for operating leases and providing new disclosures about our leasing activities.  We currently expect the right-of-use assets and lease liabilities as of January 1, 2019 will be approximately $20 million. We do not expect the new guidance to have a material impact on our results of operations.

Measurement of credit losses on financial instruments – In June 2016, the FASB issued accounting guidance to introduce a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The new guidance will apply to loans, accounts receivable, trade receivables, other financial assets measured at amortized cost, loan commitments and other off-balance sheet credit exposures. The new guidance will also apply to debt securities and other financial assets measured at fair value through other comprehensive income. The new guidance is effective January 1, 2020, with early adoption permitted beginning January 1, 2019. We plan to adopt the new guidance effective January 1, 2020. We are in the process of evaluating the effect of the new guidance on our financial statements.

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

Derivatives and hedging – In August 2017, the FASB issued accounting guidance to better align hedge accounting with a company’s risk management activities, simplify the application of hedge accounting and improve the disclosures of hedging arrangements. The new guidance was effective January 1, 2019, and will be applied using a modified retrospective approach through a cumulative effect adjustment to retained earnings as of January 1, 2019. We do not expect the adoption to have a material impact on our financial statements.

Reclassification of certain tax effects from accumulated other comprehensive income – In February 2018, the FASB issued accounting guidance to allow a reclassification from accumulated other comprehensive income (AOCI) to retained earnings for stranded tax effects resulting from U.S. tax reform legislation. The guidance was effective January 1, 2019, and we will make the reclassification in the period of adoption. We currently expect the reclassification from AOCI to retained earnings to have a $97 million decrease on retained earnings and an increase on AOCI.

NOTE 2 – FINANCE RECEIVABLES
A summary of finance receivables included in the Consolidated Statements of Financial Position as of December 31, was as follows:

(Millions of dollars)
	2018	2017
Retail loans, net	$15,509	$16,142
Retail leases, net	7,499	7,111
Caterpillar purchased receivables, net	4,691	3,461
Wholesale loans, net	626	691
Wholesale leases, net	109	86
Recorded investment in finance receivables	28,434	27,491
Less: Allowance for credit losses	(511)	(365)
Total finance receivables, net	$27,923	$27,126

Maturities of our finance receivables, as of December 31, 2018, reflect contractual repayments due from borrowers and were as follows:

(Millions of dollars)
Amounts due in	Retail loans	Retail leases	Caterpillar purchased receivables	Wholesale loans	Wholesale leases	Total
2019	$5,947	$3,024	$4,745	$386	$29	$14,131
2020	3,851	2,055	—	120	21	6,047
2021	2,629	1,092	—	88	12	3,821
2022	1,790	465	—	31	5	2,291
2023	853	171	—	1	2	1,027
Thereafter	699	62	—	—	2	763
Total	15,769	6,869	4,745	626	71	28,080
Guaranteed residual value	—	416	—	—	42	458
Unguaranteed residual value	—	854	—	—	3	857
Unearned income	(260)	(640)	(54)	—	(7)	(961)
Total	$15,509	$7,499	$4,691	$626	$109	$28,434

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

Our allowance for credit losses is segregated into three portfolio segments:

•	Customer - Finance receivables with end-user customers.

•	Dealer - Finance receivables with Caterpillar dealers.

•	Caterpillar Purchased Receivables - Trade receivables purchased from Caterpillar entities.

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

We further evaluate our portfolio segments by the class of finance receivables, which is defined as a level of information (below a portfolio segment) in which the finance receivables have the same initial measurement attribute and a similar method for assessing and monitoring credit risk. Typically, our finance receivables within a geographic area have similar credit risk profiles and methods for assessing and monitoring credit risk. Our classes, which align with management reporting for credit losses, are as follows:

•	North America - Finance receivables originated in the United States and Canada.

•	Europe - Finance receivables originated in Europe, Africa, the Middle East and the Commonwealth of Independent States.

•	Asia/Pacific - Finance receivables originated in Australia, New Zealand, China, Japan, Southeast Asia and India.

•	Mining - Finance receivables related to large mining customers worldwide and project financing in various countries.

•	Latin America - Finance receivables originated in Mexico and Central and South American countries.

•
Caterpillar Power Finance - Finance receivables originated worldwide related to marine vessels with Caterpillar engines and Caterpillar electrical power generation, gas compression and co-generation systems and non-Caterpillar equipment that is powered by these systems.

Our allowance for credit losses as of December 31, 2018 was $511 million or 1.80 percent of our recorded investment in finance receivables compared with $365 million or 1.33 percent as of December 31, 2017. An analysis of the allowance for credit losses was as follows:

(Millions of dollars)
	December 31, 2018
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$353	$9	$3	$365
Receivables written off	(235)	—	—	(235)
Recoveries on receivables previously written off	46	—	—	46
Provision for credit losses	337	12	1	350
Adjustment due to sale of receivables	(7)	—	—	(7)
Foreign currency translation adjustment	(8)	—	—	(8)
Balance at end of year	$486	$21	$4	$511

Individually evaluated for impairment	$288	$14	$—	$302
Collectively evaluated for impairment	198	7	4	209
Ending Balance	$486	$21	$4	$511

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$859	$78	$—	$937
Collectively evaluated for impairment	18,724	4,082	4,691	27,497
Ending Balance	$19,583	$4,160	$4,691	$28,434

(Millions of dollars)
	December 31, 2017
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$331	$10	$2	$343
Receivables written off	(157)	—	—	(157)
Recoveries on receivables previously written off	43	—	—	43
Provision for credit losses	129	(1)	1	129
Adjustment due to sale of receivables	(1)	—	—	(1)
Foreign currency translation adjustment	8	—	—	8
Balance at end of year	$353	$9	$3	$365

Individually evaluated for impairment	$149	$—	$—	$149
Collectively evaluated for impairment	204	9	3	216
Ending Balance	$353	$9	$3	$365

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$942	$—	$—	$942
Collectively evaluated for impairment	18,847	4,241	3,461	26,549
Ending Balance	$19,789	$4,241	$3,461	$27,491

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

(Millions of dollars)
	December 31, 2018
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Recorded Investment in Finance Receivables	91+ Still Accruing
Customer
North America	$65	$18	$84	$167	$7,883	$8,050	$14
Europe	19	9	153	181	2,850	3,031	5
Asia/Pacific	25	9	8	42	2,923	2,965	5
Mining	28	1	9	38	1,642	1,680	—
Latin America	38	29	71	138	1,421	1,559	—
Caterpillar Power Finance	10	1	384	395	1,903	2,298	—
Dealer
North America	—	—	—	—	2,210	2,210	—
Europe	—	—	—	—	619	619	—
Asia/Pacific	—	—	—	—	514	514	—
Mining	—	—	—	—	4	4	—
Latin America	—	—	78	78	731	809	—
Caterpillar Power Finance	—	—	—	—	4	4	—
Caterpillar Purchased Receivables(1)
North America	22	12	18	52	2,982	3,034
Europe	1	—	1	2	546	548
Asia/Pacific	5	1	1	7	756	763
Mining	—	—	—	—	—	—
Latin America	—	—	—	—	338	338
Caterpillar Power Finance	—	—	—	—	8	8
Total	$213	$80	$807	$1,100	$27,334	$28,434	$24

(1) Caterpillar Purchased Receivables are non-interest bearing trade receivables purchased at a discount.

(Millions of dollars)
	December 31, 2017
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Recorded Investment in Finance Receivables	91+ Still Accruing
Customer
North America	$71	$15	$42	$128	$8,040	$8,168	$8
Europe	21	10	46	77	2,718	2,795	13
Asia/Pacific	18	7	14	39	2,520	2,559	5
Mining	3	1	60	64	1,751	1,815	9
Latin America	37	55	142	234	1,546	1,780	—
Caterpillar Power Finance	20	32	144	196	2,476	2,672	1
Dealer
North America	—	—	—	—	2,394	2,394	—
Europe	—	—	—	—	417	417	—
Asia/Pacific	—	—	—	—	578	578	—
Mining	—	—	—	—	5	5	—
Latin America	—	72	—	72	773	845	—
Caterpillar Power Finance	—	—	—	—	2	2	—
Caterpillar Purchased Receivables(1)
North America	24	5	2	31	2,010	2,041
Europe	1	2	1	4	344	348
Asia/Pacific	—	—	—	—	630	630
Mining	—	—	—	—	—	—
Latin America	—	—	—	—	437	437
Caterpillar Power Finance	—	—	—	—	5	5
Total	$195	$199	$451	$845	$26,646	$27,491	$36

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

There were $78 million in impaired finance receivables, as of December 31, 2018, for the Dealer portfolio segment. There were no impaired finance receivables, as of December 31, 2017 and 2016, for the Dealer portfolio segment. There were no impaired finance receivables as of December 31, 2018, 2017 and 2016 for the Caterpillar Purchased Receivables portfolio segment. Our recorded investment in impaired finance receivables and the related unpaid principal balances and allowance for the Customer portfolio segment were as follows:

(Millions of dollars)
	As of December 31, 2018			As of December 31, 2017
Impaired Finance Receivables With No Allowance Recorded	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
North America	$10	$10	$—	$19	$19	$—
Europe	1	1	—	45	45	—
Asia/Pacific	1	1	—	34	33	—
Mining	33	33	—	121	121	—
Latin America	29	29	—	45	45	—
Caterpillar Power Finance	69	83	—	160	172	—
Total	$143	$157	$—	$424	$435	$—
Impaired Finance Receivables With An Allowance Recorded
North America	$40	$41	$14	$44	$43	$17
Europe	92	92	57	9	8	5
Asia/Pacific	4	4	2	8	8	2
Mining	56	55	26	—	—	—
Latin America	75	75	25	95	106	42
Caterpillar Power Finance	449	455	164	362	365	83
Total	$716	$722	$288	$518	$530	$149
Total Impaired Finance Receivables
North America	$50	$51	$14	$63	$62	$17
Europe	93	93	57	54	53	5
Asia/Pacific	5	5	2	42	41	2
Mining	89	88	26	121	121	—
Latin America	104	104	25	140	151	42
Caterpillar Power Finance	518	538	164	522	537	83
Total	$859	$879	$288	$942	$965	$149

(Millions of dollars)
	Year Ended December 31, 2018		Year Ended December 31, 2017		Year Ended December 31, 2016
Impaired Finance Receivables With No Allowance Recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
North America	$16	$1	$13	$1	$18	$1
Europe	14	—	48	1	46	1
Asia/Pacific	28	3	24	2	2	—
Mining	57	2	126	7	98	4
Latin America	38	2	64	3	47	1
Caterpillar Power Finance	130	7	221	9	270	11
Total	$283	$15	$496	$23	$481	$18
Impaired Finance Receivables With An Allowance Recorded
North America	$49	$2	$49	$1	$34	$—
Europe	53	2	6	—	11	1
Asia/Pacific	5	—	31	2	37	3
Mining	46	3	—	—	13	—
Latin America	67	3	99	4	66	2
Caterpillar Power Finance	378	12	180	6	50	1
Total	$598	$22	$365	$13	$211	$7
Total Impaired Finance Receivables
North America	$65	$3	$62	$2	$52	$1
Europe	67	2	54	1	57	2
Asia/Pacific	33	3	55	4	39	3
Mining	103	5	126	7	111	4
Latin America	105	5	163	7	113	3
Caterpillar Power Finance	508	19	401	15	320	12
Total	$881	$37	$861	$36	$692	$25

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

As of December 31, 2018, there were $78 million in finance receivables on non-accrual status for the Dealer portfolio segment. As of December 31, 2017, there were no finance receivables on non-accrual status for the Dealer portfolio segment. The recorded investment in Customer finance receivables on non-accrual status as of December 31, was as follows:

(Millions of dollars)
	2018	2017
North America	$77	$38
Europe	154	37
Asia/Pacific	4	10
Mining	50	63
Latin America	106	192
Caterpillar Power Finance	416	343
Total	$807	$683

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

As of December 31, 2018 and 2017, there were no additional funds committed to lend to a borrower whose terms have been modified in a TDR.

There were no finance receivables modified as TDRs during the years ended December 31, 2018, 2017 and 2016 for the Dealer or Caterpillar Purchased Receivables portfolio segments. Our recorded investment in finance receivables in the Customer portfolio segment modified as TDRs during the years ended December 31, 2018, 2017 and 2016, were as follows:

(Dollars in millions)	Year Ended December 31, 2018
	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
North America	38	$21	$21
Europe	—	—	—
Asia/Pacific	—	—	—
Mining	1	29	29
Latin America	1	3	3
Caterpillar Power Finance	12	133	99
Total	52	$186	$152

	Year Ended December 31, 2017
	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
North America	43	$34	$35
Europe	4	1	1
Asia/Pacific	10	39	31
Mining	2	57	56
Latin America	17	26	27
Caterpillar Power Finance(1)	68	422	407
Total	144	$579	$557

	Year Ended December 31, 2016
	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
North America	25	$25	$25
Europe	43	12	9
Asia/Pacific	31	29	28
Mining	4	74	66
Latin America(2)	437	118	82
Caterpillar Power Finance	34	196	177
Total	574	$454	$387

(1) In Caterpillar Power Finance, 48 contracts with a pre-TDR recorded investment of $265 million and a post-TDR recorded investment of $258 million were related to six customers.
(2) In Latin America, 321 contracts with a pre-TDR recorded investment of $94 million and a post-TDR recorded investment of $64 million were related to four customers.

TDRs in the Customer portfolio segment with a payment default (defined as 91+ days past due) during the years ended December 31, 2018, 2017 and 2016, which had been modified within twelve months prior to the default date, were as follows:

(Dollars in millions)	Year Ended December 31, 2018		Year Ended December 31, 2017		Year Ended December 31, 2016
	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment
North America	10	$10	4	$3	5	$2
Europe	—	—	1	—	5	2
Asia/Pacific	—	—	4	1	1	—
Latin America(1)	3	1	243	17	4	1
Caterpillar Power Finance	3	33	—	—	—	—
Total	16	$44	252	$21	15	$5

(1) In Latin America, 238 contracts with a post-TDR recorded investment of $16 million were related to two customers for the year ended December 31, 2017.

NOTE 3 – EQUIPMENT ON OPERATING LEASES

Components of equipment on operating leases, less accumulated depreciation as of December 31, were as follows:

(Millions of dollars)
	2018	2017
Equipment on operating leases, at cost	$5,201	$5,204
Less: Accumulated depreciation	(1,639)	(1,636)
Equipment on operating leases, net	$3,562	$3,568

At December 31, 2018, scheduled minimum rental payments for operating leases were as follows:

2019	2020	2021	2022	2023	Thereafter	Total
$808	$503	$257	$115	$41	$15	$1,739

NOTE 4 – OTHER ASSETS

The components of other assets as of December 31, were as follows:

(Millions of dollars)
	2018	2017
Customer and other miscellaneous receivables	$480	$457
Collateral held for resale, at net realizable value	316	432
Deferred and refundable income taxes	191	174
Property and equipment, net	128	62
Other (1)	153	74
Total other assets	$1,268	$1,199

(1) Includes $33 million and $31 million of other receivables from Caterpillar as of December 31, 2018 and 2017, respectively.

NOTE 5 – CONCENTRATION OF CREDIT RISK

Financial instruments with potential credit risk consist primarily of finance receivables. Additionally, to a lesser extent, we have potential credit risk associated with counterparties to derivative contracts.

As of December 31, 2018 and 2017, receivables from customers in construction-related industries made up approximately one-third of our total portfolio of which customers in North America were approximately 60 percent. No single customer or dealer represented a significant concentration of credit risk.  We typically maintain a security interest in retail financed equipment and, in some instances, wholesale financed equipment. We also require physical damage insurance coverage on all financed equipment.  See Note 16 for further information concerning business segments.

For derivative contracts, collateral is generally not required of the counterparties or of us.  We enter into International Swaps and Derivatives Association (ISDA) master netting agreements that permit the net settlement of amounts owed under their respective derivative contracts.  Our exposure to credit loss in the event of nonperformance by the counterparties is limited to only those gains that we have recorded, but for which we have not yet received cash payment. The master netting agreements reduce the amount of loss the company would incur should the counterparties fail to meet their obligations.  At December 31, 2018 and 2017, the maximum exposure to credit loss, was $112 million and $22 million, respectively, before the application of any master netting agreements.  See Note 9 for further information concerning derivatives.

NOTE 6 – CREDIT COMMITMENTS

Revolving credit facilities
We have three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and us for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of December 31, 2018 was $7.75 billion. Information on our Credit Facility is as follows:

•	The 364-day facility of $3.15 billion (of which $2.33 billion is available to us) expires in September 2019.

•	The three-year facility, as amended in September 2018, of $2.73 billion (of which $2.01 billion is available to us) expires in September 2021.

•	The five-year facility, as amended in September 2018, of $4.62 billion (of which $3.41 billion is available to us) expires in September 2023.

At December 31, 2018, Caterpillar’s consolidated net worth was $14.07 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined in the Credit Facility as the consolidated shareholders' equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income/(loss).

At December 31, 2018, our covenant interest coverage ratio was 1.56 to 1.  This is above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense, calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at December 31, 2018, our six-month covenant leverage ratio was 7.69 to 1 and our year-end covenant leverage ratio was 8.33 to 1.  This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event that either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At December 31, 2018, there were no borrowings under the Credit Facility.

Bank borrowings
Available credit lines with banks as of December 31, 2018 totaled $4.58 billion.  These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements. As of December 31, 2018 and 2017, we had $1.17 billion and $1.48 billion, respectively, outstanding against these credit lines and were in compliance with all debt covenants under these credit lines. The remaining available credit commitments may be withdrawn any time at the lenders' discretion.

Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction.  We do not hold reserves to fund the payment of the demand notes.  The notes are offered on a continuous basis. As of December 31, 2018 and 2017, there was $438 million and $481 million of variable denomination floating rate demand notes outstanding. The maximum amount of variable denomination floating rate demand notes that we may have outstanding at any time may not exceed $1.25 billion.

Notes receivable from/payable to Caterpillar
Under our variable amount and term lending agreements and other notes receivable with Caterpillar, we may borrow up to $2.75 billion from Caterpillar and Caterpillar may borrow up to $2.14 billion from us.  The variable amount lending agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice.  The term lending agreements have remaining maturities ranging up to ten years. We had notes payable of $1.52 billion and notes receivable of $662 million outstanding under these agreements as of December 31, 2018, compared with notes payable of $1.64 billion and notes receivable of $559 million as of December 31, 2017.

Committed credit facility
We extended a $2 billion committed credit facility to Caterpillar, which expires in February 2019.  We receive a fee from Caterpillar based on amounts drawn under the credit facility and a commitment fee for the undrawn amounts under the credit facility.  At December 31, 2018, there were no borrowings under this credit facility.

NOTE 7 – SHORT-TERM BORROWINGS

Short-term borrowings outstanding as of December 31, were comprised of the following:

(Millions of dollars)
	2018		2017
	Balance	Avg. Rate	Balance	Avg. Rate
Commercial paper, net	$4,759	2.0%	$3,680	1.1%
Bank borrowings	526	5.3%	675	5.2%
Variable denomination floating rate demand notes	438	2.2%	481	1.1%
Total	$5,723		$4,836

NOTE 8 – LONG-TERM DEBT

During 2018, we issued $6.84 billion of medium-term notes, of which $3.79 billion were at fixed interest rates and $3.05 billion were at floating interest rates, primarily indexed to LIBOR.  At December 31, 2018, the outstanding medium-term notes had remaining maturities ranging up to 9 years. Debt issuance costs are capitalized and amortized to Interest expense using the effective yield method over the term of the debt issuance. The balance of our medium-term notes contains unamortized fair value adjustments for debt in a fair value hedge relationship.

Long-term debt outstanding as of December 31, was comprised of the following:

(Millions of dollars)
	2018		2017
	Balance	Avg. Rate	Balance	Avg. Rate
Medium-term notes	$22,226	2.6%	$21,362	2.5%
Unamortized discount and debt issuance costs	(57)		(59)
Medium-term notes, net	22,169		21,303
Bank borrowings	646	5.8%	803	5.0%
Total	$22,815		$22,106

Long-term debt outstanding as of December 31, 2018, matures as follows:

(Millions of dollars)
2019	$5,820
2020	6,407
2021	4,884
2022	2,053
2023	2,158
Thereafter	1,493
Total	$22,815

The above table includes $238 million of medium-term notes that could be called by us at some point in the future at par.

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

As of December 31, 2018, $3 million of deferred net gains, net of tax, included in equity (AOCI in the Consolidated Statements of Financial Position), related to our floating-to-fixed interest rate contracts, are expected to be reclassified to Interest expense over the next twelve months.  The actual amount recorded in Interest expense will vary based on interest rates at the time the hedged transactions impact earnings.

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

The location and fair value of derivative instruments reported in the Consolidated Statements of Financial Position were as follows:

(Millions of dollars)
		Asset (Liability) Fair Value
		December 31,
	Consolidated Statements of Financial Position Location	2018	2017
Designated derivatives
Interest rate contracts	Other assets	$4	$3
Interest rate contracts	Accrued expenses	(40)	(2)
Cross currency contracts	Other assets	88	7
Cross currency contracts	Accrued expenses	(9)	(57)
		$43	$(49)
Undesignated derivatives
Foreign exchange contracts	Other assets	$15	$12
Foreign exchange contracts	Accrued expenses	(12)	(9)
Cross currency contracts	Other assets	5	—
Cross currency contracts	Accrued expenses	(2)	—
		$6	$3

The total notional amount of our derivative instruments was $10.21 billion and $3.69 billion as of December 31, 2018 and 2017, respectively. The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties. The amounts exchanged by the parties are calculated by reference to the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates and interest rates.

The effect of derivatives designated as hedging instruments on the Consolidated Statements of Profit was as follows:

Fair Value Hedges
(Millions of dollars)
		Year Ended December 31, 2018
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

Cash Flow Hedges
(Millions of dollars)
	Year Ended December 31, 2018
		Recognized in Earnings
	Amounts of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$(38)	Interest expense	$—	$—
Cross currency contracts	165	Other income (expense)	148	—
		Interest expense	19	—
	$127		$167	$—

	Year Ended December 31, 2017
		Recognized in Earnings
	Amounts of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$—	Interest expense	$3	$—
Cross currency contracts	(77)	Other income (expense)	(81)	—
		Interest expense	6	—
	$(77)		$(72)	$—

	Year Ended December 31, 2016
		Recognized in Earnings
	Amounts of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$8	Interest expense	$(3)	$—
Cross currency contracts	15	Other income (expense)	28	—
	$23		$25	$—

The effect of derivatives not designated as hedging instruments on the Consolidated Statements of Profit was as follows for the years ended December 31:

(Millions of dollars)
	Classification	2018	2017	2016
Foreign exchange contracts	Other income (expense)	$16	$14	$(10)
Cross currency contracts	Other income (expense)	3	(5)	(14)
		$19	$9	$(24)

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

Collateral is generally not required of the counterparties or us under the master netting agreements. As of December 31, 2018, 2017 and 2016, no cash collateral was received or pledged under the master netting agreements.

The effect of net settlement provisions of the master netting agreements on our derivative balances upon an event of default or a termination event as of December 31, was as follows:

Offsetting of Derivative Assets and Liabilities
(Millions of dollars)
	2018	2017
Derivative Assets
Gross Amount of Recognized Assets	$112	$22
Gross Amounts Offset	—	—
Net Amount of Assets(1)	112	22
Gross Amounts Not Offset	(34)	(10)
Net Amount	$78	$12

Derivative Liabilities
Gross Amount of Recognized Liabilities	$(63)	$(68)
Gross Amounts Offset	—	—
Net Amount of Liabilities(1)	(63)	(68)
Gross Amounts Not Offset	34	10
Net Amount	$(29)	$(58)

(1) As presented in the Consolidated Statements of Financial Position.

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

Comprehensive income/(loss) and its components are presented in the Consolidated Statements of Comprehensive Income. Changes in Accumulated other comprehensive income/(loss), net of tax, included in the Consolidated Statements of Changes in Shareholder's Equity, consisted of the following:

(Millions of dollars)	Foreign currency translation	Derivative financial instruments	Total

Balance at December 31, 2015	$(897)	$—	$(897)
Other comprehensive income/(loss) before reclassifications	(97)	15	(82)
Amounts reclassified from accumulated other comprehensive (income)/loss	—	(16)	(16)
Other comprehensive income/(loss)	(97)	(1)	(98)
Balance at December 31, 2016	$(994)	$(1)	$(995)
Other comprehensive income/(loss) before reclassifications	407	(49)	358
Amounts reclassified from accumulated other comprehensive (income)/loss	—	45	45
Other comprehensive income/(loss)	407	(4)	403
Balance at December 31, 2017	$(587)	$(5)	$(592)
Other comprehensive income/(loss) before reclassifications	(302)	98	(204)
Amounts reclassified from accumulated other comprehensive (income)/loss	—	(129)	(129)
Other comprehensive income/(loss)	(302)	(31)	(333)
Balance at December 31, 2018	$(889)	$(36)	$(925)

The effect of the reclassifications out of Accumulated other comprehensive income/(loss) on the Consolidated Statements of Profit during the years ended December 31, 2018, 2017 and 2016 was as follows:

(Millions of dollars)
Derivative financial instruments	Classification of income (expense)	2018	2017	2016
Cross currency contracts	Other income (expense)	$148	$(81)	$28
Cross currency contracts	Interest expense	19	6	—
Interest rate contracts	Interest expense	—	3	(3)
Reclassifications before tax		167	(72)	25
Tax (provision) benefit		(38)	27	(9)
Total reclassifications from Accumulated other comprehensive income/(loss)		$129	$(45)	$16

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

No significant loss has been experienced or is anticipated under any of these guarantees.  At December 31, 2018 and 2017, the related recorded liability was less than $1 million.  The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees was $97 million and $91 million, at December 31, 2018 and 2017, respectively.

We provide guarantees to repurchase certain loans of Caterpillar dealers from a special purpose corporation (SPC) that qualifies as a VIE (see Note 1 for additional information regarding the accounting guidance on the consolidation of VIEs).  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  We have a loan purchase agreement with the SPC that obligates us to purchase certain loans that are not paid at maturity.  We receive a fee for providing this guarantee, which provides a source of liquidity for the SPC.  We are the primary beneficiary of the SPC as our guarantees result in us having both the power to direct the activities that most significantly impact the SPC's economic performance and the obligation to absorb losses and therefore we have consolidated the financial statements of the SPC. As of December 31, 2018 and 2017, the SPC’s assets of $1.15 billion and $1.11 billion, respectively, were primarily comprised of loans to dealers, which are included in Finance receivables, net in the Consolidated Statements of Financial Position, and the SPC's liabilities of $1.15 billion and $1.11 billion, respectively, were primarily comprised of commercial paper, which is included in Short-term borrowings in the Consolidated Statements of Financial Position.  The assets of the SPC are not available to pay our creditors. We may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

We are party to agreements in the normal course of business with selected customers and Caterpillar dealers in which we commit to provide a set dollar amount of financing on a pre-approved basis.  We also provide lines of credit to certain customers and Caterpillar dealers, of which a portion remains unused as of the end of the period.  Commitments and lines of credit generally have fixed expiration dates or other termination clauses.  It has been our experience that not all commitments and lines of credit will be used.  Management applies the same credit policies when making commitments and granting lines of credit as it does for any other financing.  We do not require collateral for these commitments/lines, but if credit is extended, collateral may be required upon funding.  As of December 31, 2018 and 2017, the amount of the unused commitments and lines of credit for dealers was $12.00 billion and $11.21 billion, respectively.  As of December 31, 2018 and 2017, the amount of the unused commitments for customers was $815 million and $715 million, respectively.

We are involved in unresolved legal actions that arise in the normal course of business. Although it is not possible to predict with certainty the outcome of our unresolved legal actions, we believe that these unresolved legal actions will neither individually nor in the aggregate have a material adverse effect on our consolidated results of operations, financial position or liquidity.

NOTE 12 – INCOME TAXES

We completed our accounting for the income tax effects of U.S. tax reform legislation with a resulting 2018 measurement period adjustment of $12 million that increased the provisionally estimated net benefit of $151 million recognized during the fourth quarter of 2017. We recorded a $7 million benefit, resulting from the 2017 tax year return to provision adjustments, which revised the estimated impact of the write-down of U.S. net deferred tax liabilities to reflect the reduction in the U.S. corporate tax rate from 35 percent to 21 percent. We recorded a $5 million benefit to revise the estimated cost of a mandatory deemed repatriation of non-U.S. earnings.

Our estimates of the impact of U.S. tax reform are based on enacted law and related guidance received as of December 31, 2018. On January 15, 2019, the U.S. Treasury issued final regulations providing additional guidance related to the calculation of the mandatory deemed repatriation of non-U.S. earnings. We are currently evaluating the impact of these regulations.

As a result of U.S. tax reform legislation, distributions of profits from non-U.S. subsidiaries are not expected to cause a significant incremental U.S. tax impact in the future. However, these distributions may be subject to non-U.S. withholding taxes if profits are distributed from certain jurisdictions. We have not recorded a deferred tax liability for withholding taxes in non-U.S. jurisdictions where earnings are considered indefinitely reinvested. If management intentions or U.S. tax law changes in the future, there could be an impact on the provision for income taxes to record an incremental tax liability in the period the change occurs.

A reconciliation of the U.S. federal statutory rate to the effective rate for the years ended December 31, was as follows:

(Millions of dollars)
	2018		2017		2016
Taxes computed at U.S. statutory rates	$91	21.0%	$206	35.0%	$196	35.0%
(Decreases) increases in taxes resulting from:
State Income Tax, net of Federal Tax	1	0.2%	2	0.3%	2	0.4%
Subsidiaries' results subject to tax rates other than U.S. statutory rates	28	6.5%	(31)	(5.3)%	(36)	(6.5)%
Income from non-U.S. subsidiaries taxed at U.S. statutory rates, net of foreign tax credits(1)	—	—%	(16)	(2.7)%	2	0.3%
Foreign currency translation taxed at non-U.S. subsidiaries	(1)	(0.2)%	(12)	(2.0)%	13	2.3%
U.S. deferred tax rate change	(7)	(1.6)%	(334)	(56.6)%	—	—%
Mandatory deemed repatriation of non-U.S. earnings	(5)	(1.2)%	183	31.0%	—	—%
Prior year tax adjustments	11	2.5%	—	—%	—	—%
Valuation allowances	(7)	(1.6)%	—	—%	—	—%
Other, net	(3)	(0.7)%	(2)	(0.4)%	(6)	(1.1)%
Provision (benefit) for income taxes	$108	24.9%	$(4)	(0.7)%	$171	30.4%

(1) Excludes provisionally estimated net benefit from 2017 U.S. tax reform.

The provision for income taxes for 2018 includes a prior year net tax charge of $11 million to reduce non-U.S. deferred tax assets in certain jurisdictions to balances supporting the expected reversal of temporary differences between tax and U.S. GAAP balances.

The provision for income taxes for 2018 also includes a decrease in the valuation allowance for non-U.S. deferred tax assets due to improved U.S. GAAP profits expected to recur in certain jurisdictions, resulting in a $7 million non-cash benefit.

The components of Profit before income taxes for the years ended December 31, were as follows:

(Millions of dollars)
	2018	2017	2016
U.S.	$213	$285	$249
Non-U.S.	220	305	312
Total	$433	$590	$561

Profit before income taxes, as shown above, is based on the location of the entity to which such earnings are attributable.  Where an entity’s earnings are subject to taxation, however, may not correlate solely to where an entity is located.  Thus, the income tax provision shown below as U.S. or non-U.S. may not correspond to the earnings shown above.

The components of the Provision (benefit) for income taxes were as follows for the years ended December 31:

(Millions of dollars)
	2018	2017	2016
Current income tax provision (benefit):
U.S.	$(46)	$157	$(18)
Non-U.S.	112	102	111
State (U.S.)	1	1	—
	67	260	93

Deferred income tax provision (benefit):
U.S.	67	(239)	90
Non-U.S.	(26)	(28)	(15)
State (U.S.)	—	3	3
	41	(264)	78

Total Provision (benefit) for income taxes	$108	$(4)	$171

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

(Millions of dollars)
	2018	2017
Assets:
Other assets	$108	$101
Liabilities:
Other liabilities	(653)	(579)
Deferred income taxes, net	$(545)	$(478)

Our consolidated deferred income taxes consisted of the following components as of December 31:

(Millions of dollars)
	2018	2017
Deferred income tax assets:
Allowance for credit losses	$111	$96
Tax carryforwards	44	43
	155	139

Deferred income tax liabilities (primarily lease basis differences)	(508)	(441)

Valuation allowance for deferred income tax assets	(2)	(11)

Deferred income tax on translation adjustment	(190)	(165)

Deferred income taxes, net	$(545)	$(478)

As of December 31, 2018, amounts and expiration dates of net operating loss (NOL) carryforwards in various U.S. state taxing jurisdictions were:

(Millions of dollars)
2019	2020	2021	2022	2023-2038	Unlimited	Total
$4	$—	$5	$5	$148	$2	$164

The gross deferred income tax asset associated with these NOL carryforwards is $13 million as of December 31, 2018, partially offset by a valuation allowance of $2 million.

In some U.S. state income tax jurisdictions, we join with other Caterpillar entities in filing combined income tax returns.  In other U.S. state income tax jurisdictions, we file on a separate, stand-alone basis.

At December 31, 2018, approximately $12 million of U.S. foreign tax credits were available for carryforward. These credits expire in 2028.

As of December 31, 2018, amounts and expiration dates of NOL carryforwards in various non-U.S. taxing jurisdictions were:

(Millions of dollars)
2019	2020	2021	2022	2023-2038	Unlimited	Total
$—	$—	$17	$3	$15	$105	$140

Valuation allowances of less than $1 million have been recorded at certain non-U.S. subsidiaries that have not yet demonstrated consistent and/or sustainable profitability to support the recognition of net deferred income tax assets.

A reconciliation of the beginning and ending amounts of gross unrecognized income tax benefits for uncertain income tax positions, including positions impacting only the timing of income tax benefits was as follows:

(Millions of dollars)
	2018	2017	2016
Reconciliation of unrecognized income tax benefits(1):
Balance at beginning of year	$—	$4	$—
Additions for income tax positions related to current year	119	—	1
Additions for income tax positions related to prior year	—	—	3
Reductions for income tax positions related to settlements(2)	—	(4)	—
Balance at end of year	$119	$—	$4

Amount that, if recognized, would impact the effective tax rate	$—	$—	$—

(1) Foreign currency translation amounts are included within each line as applicable.
(2) Includes cash payment or other reduction of assets to settle liability.

We classify interest and penalties on income taxes as a component of the provision for income taxes.  During the years ended December 31, 2018, 2017 and 2016, we recognized a benefit of $1 million, an expense of $2 million and a benefit of less than $1 million in interest and penalties, respectively.  As of December 31, 2018 and 2017, the total amount of accrued interest and penalties was less than $1 million.

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

Derivative financial instruments are measured on a recurring basis at fair value and are classified as Level 2 measurements.   We had derivative financial instruments in a net asset position included in our Consolidated Statements of Financial Position of $49 million as of December 31, 2018, and in a net liability position of $46 million as of December 31, 2017.

Impaired loans
Our impaired loans are subject to measurement at fair value on a nonrecurring basis and are classified as Level 3 measurements. A loan is considered impaired when management determines that collection of contractual amounts due is not probable. In these cases, an allowance for credit losses may be established based either on the present value of expected future cash flows discounted at the receivables' effective interest rate, the fair value of the collateral for collateral-dependent receivables or the observable market price of the receivable. In determining collateral value, we estimate the current fair market value of the collateral less selling costs. We had impaired loans carried at the fair value of $469 million and $341 million as of December 31, 2018 and 2017, respectively.

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

Please refer to the table below for the fair values of our financial instruments.

(Millions of dollars)	2018		2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Cash and cash equivalents	$766	$766	$708	$708	1
Restricted cash and cash equivalents(2)	$7	$7	$24	$24	1
Finance receivables, net (excluding finance leases(1))	$20,451	$20,510	$20,063	$20,019	3	Note 2
Interest rate contracts:
In a receivable position	$4	$4	$3	$3	2	Note 9
In a payable position	$(40)	$(40)	$(2)	$(2)	2	Note 9
Cross currency contracts
In a receivable position	$93	$93	$7	$7	2	Note 9
In a payable position	$(11)	$(11)	$(57)	$(57)	2	Note 9
Foreign exchange contracts:
In a receivable position	$15	$15	$12	$12	2	Note 9
In a payable position	$(12)	$(12)	$(9)	$(9)	2	Note 9
Short-term borrowings	$(5,723)	$(5,723)	$(4,836)	$(4,836)	1	Note 7
Long-term debt	$(22,815)	$(22,684)	$(22,106)	$(22,230)	2	Note 8
Guarantees	$—	$—	$—	$—	3	Note 11

(1) As of December 31, 2018 and 2017, represents finance leases with a net carrying value of $7.47 billion and $7.06 billion, respectively.
(2) Included in Other assets in the Consolidated Statements of Financial Position.

NOTE 14 – TRANSACTIONS WITH RELATED PARTIES

We have a Support Agreement with Caterpillar, which provides that Caterpillar will (1) remain, directly or indirectly, our sole owner; (2) cause us to maintain a tangible net worth of at least $20 million and (3) ensure that we maintain a ratio of profit before income taxes and interest expense to interest expense (as defined by the Support Agreement) of not less than 1.15 to 1, calculated on an annual basis. Although this agreement can be modified or terminated by either party, any termination or any modification which would adversely affect holders of our debt requires the consent of holders of 66-2/3 percent in principal amount of outstanding debt of each series so affected.  Any modification or termination which would adversely affect the lenders under the Credit Facility requires their consent.  Caterpillar's obligation under this agreement is not directly enforceable by any of our creditors and does not constitute a guarantee of any of our obligations.  Cash dividends of $400 million, $725 million and $275 million were paid to Caterpillar in 2018, 2017 and 2016, respectively.

We have variable amount and term lending agreements and other notes receivable with Caterpillar.  Under these agreements, we may borrow up to $2.75 billion from Caterpillar, and Caterpillar may borrow up to $2.14 billion from us.  The variable amount lending agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice.  The term lending agreements have remaining maturities ranging up to ten years. We extended a $2 billion committed credit facility to Caterpillar, which expires in February 2019.  Under this agreement, we receive a fee from Caterpillar based on amounts drawn under the credit facility and a commitment fee for the undrawn amounts under the credit facility.  Information concerning these agreements was as follows:

(Millions of dollars)
	2018	2017	2016
Payable to Caterpillar - borrowings as of December 31,	$1,518	$1,638	$1,637
Payable to Caterpillar - other as of December 31,	$83	$85	$49
Notes receivable as of December 31,	$662	$559	$530
Other receivables from Caterpillar as of December 31,(2)	$33	$31	$21
Interest expense	$35	$21	$15
Interest income on Notes Receivable with Caterpillar(1)	$30	$74	$30
Fees on committed credit facility extended to Caterpillar(1)	$40	$40	$40

(1) Included in Other revenues, net in the Consolidated Statements of Profit.
(2) Included in Other assets in the Consolidated Statements of Financial Position.

We have agreements with Caterpillar to purchase certain trade receivables at a discount. Information pertaining to these purchases was as follows:

(Millions of dollars)
	2018	2017	2016
Purchases made	$42,961	$34,667	$28,631
Discounts earned	$375	$253	$207
Purchased Receivables as of December 31,	$4,691	$3,461	$2,431

We participate in certain marketing programs offered in conjunction with Caterpillar that allow us to periodically offer financing to customers at interest rates that are below market rates.  Under these marketing programs, Caterpillar funds an amount at the outset of the transaction, which we then recognize as revenue over the term of the financing.  During 2018, 2017 and 2016, relative to such programs, we received $335 million, $277 million and $273 million, respectively. We have finance receivables and equipment on operating leases, net of depreciation, with Caterpillar of $56 million and $17 million as of December 31, 2018 and 2017, respectively. For the years ended December 31, 2018, 2017 and 2016, we recognized revenues of $9 million, $4 million and $8 million, respectively, related to these finance receivables and operating leases.  For the years ended December 31, 2018, 2017 and 2016, we recognized depreciation related to these operating leases of $5 million, $3 million and $7 million, respectively. At December 31, 2018 and 2017, $450 million and $481 million, respectively, of our portfolio is subject to guarantees by Caterpillar and affiliates.

We participate in various benefit plans, which are administered by Caterpillar.  These plans include employee medical plans and postretirement benefit plans.  We reimburse Caterpillar for these charges.  During 2018, 2017 and 2016, these charges amounted to $34 million, $31 million and $29 million, respectively.  Included in these charges are contributions to defined benefit plans in the amount of $9 million, $8 million and $7 million in 2018, 2017 and 2016, respectively.  These contributions are related to our participation in the following defined benefit plans that are administered by Caterpillar: the Caterpillar Inc. Retirement Income Plan, the Caterpillar Inc. Supplemental Retirement Plan and the Caterpillar Inc. Retiree Benefit Program. The total cost of the defined benefit plans is determined by actuarial valuation and we receive an allocation of the service and prior service cost based on headcount. We participate in the Caterpillar stock incentive plans.  In 2018, 2017 and 2016, Caterpillar allocated to us $8 million, $8 million and $9 million, respectively, in expenses related to stock based compensation.  Further information about these plans is available in Caterpillar’s 2018 Annual Report on Form 10-K filed separately with the Securities and Exchange Commission.

Caterpillar provides operational and administrative support, which is integral to the conduct of our business.  In 2018, 2017 and 2016, these operational and support charges for which we reimburse Caterpillar amounted to $35 million, $30 million and $28 million, respectively. In addition, we provide administrative support services to certain Caterpillar subsidiaries.  Caterpillar reimburses us for these charges.  During 2018, 2017 and 2016, these charges amounted to $11 million, $9 million and $9 million, respectively.

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

NOTE 15 – LEASES

We lease our offices and other property through operating leases.  Rental expense is charged to operations as incurred.  For 2018, 2017 and 2016, total rental expense for operating leases was $11 million, $16 million and $17 million, respectively.  At December 31, 2018, minimum payments for operating leases having initial non-cancelable terms in excess of one year were as follows:

(Millions of dollars)
2019	$8
2020	6
2021	4
2022	2
2023	2
Thereafter	2
Total	$24

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

B.     Description of Segments

We have six operating segments that offer financing services. Following is a brief description of our segments:

•	North America - Includes our operations in the United States and Canada.

•	Europe - Includes our operations in Europe, Africa, the Middle East and the Commonwealth of Independent States.

•	Asia/Pacific - Includes our operations in Australia, New Zealand, China, Japan, Southeast Asia and India.

•	Latin America - Includes our operations in Mexico and Central and South American countries.

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

•	Timing - Timing differences in the recognition of costs between segment reporting and consolidated external reporting.

•	Methodology - Methodology differences between segment reporting and consolidated external reporting are as follows:

◦	Segment assets include off-balance sheet managed assets for which we maintain servicing responsibilities.

◦	The impact of differences between the actual leverage and the segment leverage ratios.

◦	Interest expense includes realized forward points on foreign currency forward contracts.

◦	The net gain or loss from interest rate derivatives.

Supplemental segment data and reconciliations to consolidated external reporting for the years ended December 31:

(Millions of dollars) 2018	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at December 31, 2018	Capital expenditures
North America	$1,533	$434	$363	$572	$42	$15,632	$1,108
Europe	279	14	50	71	58	4,862	108
Asia/Pacific	357	168	111	18	(5)	4,639	14
Latin America	254	(3)	101	27	73	2,972	32
Caterpillar Power Finance	110	(143)	55	2	171	2,259	—
Mining	256	34	60	128	8	2,234	192
Total Segments	2,789	504	740	818	347	32,598	1,454
Unallocated	92	(267)	248	1	—	1,957	104
Timing	(34)	(1)	—	—	7	55	1
Methodology	—	197	(231)	—	—	(159)	—
Inter-segment Eliminations (1)	—	—	—	—	—	(270)	—
Total	$2,847	$433	$757	$819	$354	$34,181	$1,559

2017	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at December 31, 2017	Capital expenditures
North America	$1,337	$353	$306	$520	$36	$14,790	$992
Europe	307	116	37	80	4	4,332	103
Asia/Pacific	267	99	87	25	(5)	4,214	6
Latin America	292	5	121	38	55	3,407	54
Caterpillar Power Finance	155	42	44	3	39	2,746	—
Mining	272	49	50	142	8	2,399	210
Total Segments	2,630	664	645	808	137	31,888	1,365
Unallocated	90	(220)	193	—	—	1,719	8
Timing	(31)	(6)	—	2	(5)	53	—
Methodology	—	152	(171)	—	—	(256)	—
Inter-segment Eliminations (1)	—	—	—	—	—	(244)	—
Total	$2,689	$590	$667	$810	$132	$33,160	$1,373

2016	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at December 31, 2016	Capital expenditures
North America	$1,230	$326	$287	$477	$28	$14,925	$1,174
Europe	268	86	33	83	—	3,834	147
Asia/Pacific	254	82	81	29	3	3,620	74
Latin America	320	11	118	57	69	3,861	26
Caterpillar Power Finance	167	66	38	4	31	3,409	—
Mining	308	49	47	188	7	2,734	206
Total Segments	2,547	620	604	838	138	32,383	1,627
Unallocated	80	(138)	116	—	—	1,688	6
Timing	(32)	(12)	—	3	(3)	27	3
Methodology	—	91	(109)	—	—	(220)	—
Inter-segment Eliminations (1)	—	—	—	—	—	(263)	—
Total	$2,595	$561	$611	$841	$135	$33,615	$1,636

(1) Elimination is primarily related to intercompany loans.

Geographic information:

(Millions of dollars)
	2018	2017	2016
Revenues
Inside U.S.	$1,684	$1,551	$1,397
Inside Canada	163	157	171
Inside Australia	134	139	176
All other	866	842	851
Total	$2,847	$2,689	$2,595

Equipment on Operating Leases and Non-Leased Equipment (included in Other Assets), Net	2018	2017
Inside U.S.	$2,775	$2,554
Inside Canada	402	413
All other	513	663
Total	$3,690	$3,630

NOTE 17 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(Millions of dollars)
2018	First quarter	Second quarter	Third quarter	Fourth quarter
Total revenues	$690	$723	$735	$699
Profit before income taxes	$124	$100	$163	$46
Profit	$91	$71	$125	$18

2017	First quarter	Second quarter	Third quarter	Fourth quarter
Total revenues	$662	$676	$673	$678
Profit before income taxes	$167	$164	$126	$133
Profit	$115	$114	$86	$271