Form 10-Q
period 2019-03-31
CATERPILLAR FINANCIAL SERVICES CORP
filed 2019-05-06
CIK 764764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
Commission File No. 001-11241
CATERPILLAR FINANCIAL SERVICES CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	37-1105865
(State of incorporation)	(IRS Employer I.D. No.)

2120 West End Ave., Nashville, Tennessee	37203-0001
(Address of principal executive offices)	(Zip Code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [    ] No [✓ ]

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Medium-Term Notes, Series H, 3.300% Notes Due 2024	CAT/24	New York Stock Exchange

As of May 6, 2019, one share of common stock of the registrant was outstanding, which is owned by Caterpillar Inc.

The registrant is a wholly owned subsidiary of Caterpillar Inc. and meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced disclosure format.

UNAUDITED

PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In addition to the accompanying unaudited consolidated financial statements for Caterpillar Financial Services Corporation (together with its subsidiaries, "Cat Financial," "the Company," "we," "us" or "our"), we suggest that you read our 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 14, 2019. The Company files electronically with the SEC required reports on Form 8-K, Form 10-Q, Form 10-K; registration statements on Form S-3; and other forms or reports as required.  The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished with the SEC are available free of charge through Caterpillar Inc.’s website (www.caterpillar.com/secfilings) as soon as reasonably practicable after filing with the SEC.  In addition, the public may obtain more detailed information about our parent company, Caterpillar Inc., by visiting its website (www.caterpillar.com).  None of the information contained at any time on our website or Caterpillar’s website is incorporated by reference into this document.

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF PROFIT
(Unaudited)
(Dollars in Millions)

	Three Months Ended March 31,
	2019	2018

Revenues:
Retail finance	$335	$317
Operating lease	258	244
Wholesale finance	119	91
Other, net	24	38
Total revenues	736	690

Expenses:
Interest	201	174
Depreciation on equipment leased to others	202	199
General, operating and administrative	124	110
Provision for credit losses	53	67
Other	10	9
Total expenses	590	559

Other income (expense)	(4)	(7)

Profit before income taxes	142	124

Provision for income taxes	38	29

Profit of consolidated companies	104	95

Less: Profit attributable to noncontrolling interests	6	4

Profit(1)	$98	$91

(1) Profit attributable to Caterpillar Financial Services Corporation.

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Millions)

	Three Months Ended March 31,
	2019	2018

Profit of consolidated companies	$104	$95

Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (expense)/benefit of: 2019 $(4); 2018 $16	15	71
Derivative financial instruments:
Gains (losses) deferred, net of tax (expense)/benefit of: 2019 $1; 2018 $7	(3)	(26)
(Gains) losses reclassified to earnings, net of tax expense/(benefit) of: 2019 $3; 2018 $(5)	(11)	20
Total Other comprehensive income (loss), net of tax	1	65

Comprehensive income (loss)	105	160

Less: Comprehensive income (loss) attributable to the noncontrolling interests	8	10

Comprehensive income (loss) attributable to Caterpillar Financial Services Corporation	$97	$150

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in Millions, except share data)

	March 31, 2019	December 31, 2018
Assets:
Cash and cash equivalents	$658	$766
Finance receivables, net	27,785	27,923
Notes receivable from Caterpillar	645	662
Equipment on operating leases, net	3,471	3,562
Other assets	1,265	1,268
Total assets	$33,824	$34,181

Liabilities and shareholder’s equity:
Payable to dealers and others	$116	$117
Payable to Caterpillar - borrowings and other	1,544	1,601
Accrued expenses	267	259
Short-term borrowings	5,586	5,723
Current maturities of long-term debt	5,939	5,820
Long-term debt	16,590	16,995
Other liabilities	828	817
Total liabilities	30,870	31,332

Commitments and contingent liabilities (Notes 8 and 10)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid-in amount)	745	745
Additional paid-in capital	2	2
Retained earnings	2,875	2,874
Accumulated other comprehensive income/(loss)	(829)	(925)
Noncontrolling interests	161	153
Total shareholder’s equity	2,954	2,849

Total liabilities and shareholder’s equity	$33,824	$34,181

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Unaudited)
(Dollars in Millions)

Three Months Ended March 31, 2018	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Noncontrolling interests	Total
Balance at December 31, 2017	$745	$2	$2,969	$(592)	$140	$3,264
Profit of consolidated companies			91		4	95
Foreign currency translation, net of tax				65	6	71
Derivative financial instruments, net of tax				(6)		(6)
Balance at March 31, 2018	$745	$2	$3,060	$(533)	$150	$3,424

Three Months Ended March 31, 2019
Balance at December 31, 2018	$745	$2	$2,874	$(925)	$153	$2,849
Profit of consolidated companies			98		6	104
Foreign currency translation, net of tax				13	2	15
Derivative financial instruments, net of tax				(14)		(14)
Adjustment to adopt new accounting guidance(1)			(97)	97		—
Balance at March 31, 2019	$745	$2	$2,875	$(829)	$161	$2,954

(1) See Note 2 regarding new accounting guidance related to reclassification of certain tax effects from accumulated other comprehensive income/(loss).

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Profit of consolidated companies	$104	$95
Adjustments for non-cash items:
Depreciation and amortization	206	202
Amortization of receivables purchase discount	(109)	(82)
Provision for credit losses	53	67
Other, net	33	22
Changes in assets and liabilities:
Other assets	2	(2)
Payable to dealers and others	13	16
Accrued expenses	(11)	(27)
Other payables with Caterpillar	4	—
Other liabilities	4	(37)
Net cash provided by operating activities	299	254

Cash flows from investing activities:
Expenditures for equipment on operating leases	(242)	(269)
Capital expenditures - excluding equipment on operating leases	(4)	(92)
Proceeds from disposals of equipment	182	205
Additions to finance receivables	(2,971)	(2,955)
Collections of finance receivables	3,096	3,171
Net changes in Caterpillar purchased receivables	(16)	(489)
Proceeds from sales of receivables	44	69
Net change in variable lending to Caterpillar	1	8
Additions to other notes receivable with Caterpillar	—	(90)
Collections on other notes receivable with Caterpillar	16	20
Settlements of undesignated derivatives	(25)	(1)
Net cash provided by (used for) investing activities	81	(423)

Cash flows from financing activities:
Net change in variable lending from Caterpillar	(63)	(107)
Proceeds from debt issued (original maturities greater than three months)	2,664	1,541
Payments on debt issued (original maturities greater than three months)	(2,565)	(2,408)
Short-term borrowings, net (original maturities three months or less)	(525)	1,145
Net cash provided by (used for) financing activities	(489)	171

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2)	4

Increase/(decrease) in cash, cash equivalents and restricted cash	(111)	6
Cash, cash equivalents and restricted cash at beginning of year(1)	773	732
Cash, cash equivalents and restricted cash at end of period(1)	$662	$738

(1) As of March 31, 2019 and December 31, 2018, restricted cash, which is included in Other assets in the Consolidated Statements of Financial Position, was $4 million and $7 million, respectively. Restricted cash primarily includes cash related to syndication activities.

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated profit for the three months ended March 31, 2019 and 2018, (b) the consolidated comprehensive income for the three months ended March 31, 2019 and 2018, (c) the consolidated financial position as of March 31, 2019 and December 31, 2018, (d) the consolidated changes in shareholder's equity for the three months ended March 31, 2019 and 2018 and (e) the consolidated cash flows for the three months ended March 31, 2019 and 2018. The preparation of financial statements, in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), requires management to make estimates and assumptions that affect reported amounts.  Significant estimates include residual values for leased assets, allowance for credit losses and income taxes.  Actual results may differ from these estimates.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2018 (2018 Form 10-K) filed with the SEC on February 14, 2019. The December 31, 2018 financial position data included herein was derived from the audited consolidated financial statements included in the 2018 Form 10-K but does not include all disclosures required by U.S. GAAP. Certain amounts for prior periods have been reclassified to conform with current period financial statement presentation.

We consolidate all variable interest entities (VIEs) where we are the primary beneficiary. For VIEs, we assess whether we are the primary beneficiary as prescribed by the accounting guidance on the consolidation of VIEs. The primary beneficiary of a VIE is the party that has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entity. Please refer to Note 8 for more information.

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

Lease accounting – In February 2016, the Financial Accounting Standards Board (FASB) issued accounting guidance that revises the accounting for leases. Under the new guidance, lessees are required to recognize a right-of-use asset and a lease liability for substantially all leases. The new guidance will continue to classify leases as either financing or operating, with classification affecting the pattern of expense recognition. The accounting applied by a lessor under the new guidance will be substantially equivalent to current lease accounting guidance. The new guidance was effective January 1, 2019 and was applied using a modified retrospective approach through a cumulative effect adjustment to retained earnings as of January 1, 2019. The prior period comparative information has not been recasted and continues to be reported under the accounting guidance in effect for those periods.

The new guidance provides a number of optional practical expedients in transition. We elected the "package of practical expedients," which allows us not to reassess under the new guidance our prior conclusions about lease identification, lease classification and initial direct costs.  We did not elect the use-of-hindsight practical expedient. In addition, the new guidance provides practical expedients for an entity’s ongoing lessee accounting. We have elected to not separate lease and non-lease components for the majority of our asset classes.  We have elected the short-term lease recognition exemption for all leases that qualify which means we will not recognize right-of-use assets or lease liabilities for these leases with a term of twelve months or less.

UNAUDITED

The most significant effects of adoption relate to the recognition of right-of-use assets and lease liabilities on our balance sheet for operating leases and providing new disclosures about our leasing activities.  The adoption did not have a material impact on our results of operations.

In March 2019, the FASB issued accounting guidance which amended the new leasing guidance. Under these amendments, lessors that are not manufacturers or dealers will use their cost, less any discounts that may apply, as the fair value of the underlying asset, and lessors within the scope of Financial Services-Depository and Lending guidance will present all principal payments received under leases within investment activities on the statement of cash flows.  We adopted the new guidance effective January 1, 2019, and the adoption did not have a material impact to our financial statements.

See Note 4 for additional information.

Measurement of credit losses on financial instruments – In June 2016, the FASB issued accounting guidance to introduce a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The new guidance will apply to loans, accounts receivable, trade receivables, other financial assets measured at amortized cost, loan commitments and other off-balance sheet credit exposures. The new guidance will also apply to debt securities and other financial assets measured at fair value through other comprehensive income. The new guidance is effective January 1, 2020, with early adoption permitted beginning January 1, 2019. An implementation team is currently evaluating data requirements and methodologies to assess the effect of the new guidance on our financial statements. We plan to adopt the new guidance effective January 1, 2020.

Derivatives and hedging – In August 2017, the FASB issued accounting guidance to better align hedge accounting with a company’s risk management activities, simplify the application of hedge accounting and improve the disclosures of hedging arrangements. The guidance was effective January 1, 2019. This presentation change was applied prospectively and did not have a material impact on our financial statements.

Reclassification of certain tax effects from accumulated other comprehensive income – In February 2018, the FASB issued accounting guidance to allow a reclassification from accumulated other comprehensive income (AOCI) to retained earnings for stranded tax effects resulting from U.S. tax reform legislation. We adopted the guidance effective January 1, 2019 and the resulting reclassification was included in the period of adoption. The reclassification resulted in decreased retained earnings and increased AOCI of $97 million.

3.	Finance Receivables

A summary of finance receivables included in the Consolidated Statements of Financial Position was as follows:

(Millions of dollars)	March 31, 2019	December 31, 2018
Retail loans, net(1)	$15,207	$15,509
Retail leases, net(2)	7,483	7,499
Caterpillar purchased receivables, net	4,814	4,691
Wholesale loans, net(1)	714	626
Wholesale leases, net	101	109
Recorded investment in finance receivables	28,319	28,434
Less: Allowance for credit losses	(534)	(511)
Total finance receivables, net	$27,785	$27,923

(1) Includes failed sale leasebacks.
(2) Includes $9 million of finance leases with Caterpillar as of March 31, 2019 and December 31, 2018.

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

UNAUDITED

Our allowance for credit losses as of March 31, 2019 was $534 million or 1.89 percent of our recorded investment in finance receivables compared with $511 million or 1.80 percent as of December 31, 2018. An analysis of the allowance for credit losses was as follows:

(Millions of dollars)
	March 31, 2019
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$486	$21	$4	$511
Receivables written off	(38)	—	—	(38)
Recoveries on receivables previously written off	8	—	—	8
Provision for credit losses	39	13	1	53
Adjustment due to sale of receivables	—	—	—	—
Foreign currency translation adjustment	—	—	—	—
Balance at end of period	$495	$34	$5	$534

Individually evaluated for impairment	$302	$27	$—	$329
Collectively evaluated for impairment	193	7	5	205
Ending Balance	$495	$34	$5	$534

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$813	$78	$—	$891
Collectively evaluated for impairment	18,443	4,171	4,814	27,428
Ending Balance	$19,256	$4,249	$4,814	$28,319

(Millions of dollars)
	December 31, 2018
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$353	$9	$3	$365
Receivables written off	(235)	—	—	(235)
Recoveries on receivables previously written off	46	—	—	46
Provision for credit losses	337	12	1	350
Adjustment due to sale of receivables	(7)	—	—	(7)
Foreign currency translation adjustment	(8)	—	—	(8)
Balance at end of year	$486	$21	$4	$511

Individually evaluated for impairment	$288	$14	$—	$302
Collectively evaluated for impairment	198	7	4	209
Ending Balance	$486	$21	$4	$511

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$859	$78	$—	$937
Collectively evaluated for impairment	18,724	4,082	4,691	27,497
Ending Balance	$19,583	$4,160	$4,691	$28,434

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

(Millions of dollars)
	March 31, 2019
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Recorded Investment in Finance Receivables	91+ Still Accruing
Customer
North America	$89	$18	$44	$151	$7,848	$7,999	$10
Europe	31	17	158	206	2,794	3,000	7
Asia/Pacific	28	13	12	53	2,950	3,003	8
Mining	—	—	20	20	1,663	1,683	10
Latin America	48	42	73	163	1,385	1,548	—
Caterpillar Power Finance	14	8	365	387	1,636	2,023	2
Dealer
North America	—	—	—	—	2,309	2,309	—
Europe	—	—	—	—	574	574	—
Asia/Pacific	—	—	—	—	566	566	—
Mining	—	—	—	—	3	3	—
Latin America	1	1	78	80	713	793	—
Caterpillar Power Finance	—	—	—	—	4	4	—
Caterpillar Purchased Receivables(1)
North America	14	8	16	38	3,065	3,103
Europe	1	—	1	2	606	608
Asia/Pacific	6	2	1	9	761	770
Mining	—	—	—	—	—	—
Latin America	—	—	—	—	328	328
Caterpillar Power Finance	—	—	—	—	5	5
Total	$232	$109	$768	$1,109	$27,210	$28,319	$37

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

There were $78 million in impaired finance receivables with a related allowance of $27 million and $14 million as of March 31, 2019 and December 31, 2018, respectively, for the Dealer portfolio segment, all of which was in Latin America. There were no impaired finance receivables as of March 31, 2019 and December 31, 2018, for the Caterpillar Purchased Receivables portfolio segment. Our recorded investment in impaired finance receivables and the related unpaid principal balances and allowance for the Customer portfolio segment were as follows:

(Millions of dollars)
	As of March 31, 2019			As of December 31, 2018
Impaired Finance Receivables With No Allowance Recorded	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
North America	$9	$9	$—	$10	$10	$—
Europe	1	1	—	1	1	—
Asia/Pacific	—	—	—	1	1	—
Mining	29	29	—	33	33	—
Latin America	20	20	—	29	29	—
Caterpillar Power Finance	48	48	—	69	83	—
Total	$107	$107	$—	$143	$157	$—
Impaired Finance Receivables With An Allowance Recorded
North America	$41	$38	$16	$40	$41	$14
Europe	93	93	57	92	92	57
Asia/Pacific	9	9	3	4	4	2
Mining	32	31	14	56	55	26
Latin America	76	76	27	75	75	25
Caterpillar Power Finance	455	468	185	449	455	164
Total	$706	$715	$302	$716	$722	$288
Total Impaired Finance Receivables
North America	$50	$47	$16	$50	$51	$14
Europe	94	94	57	93	93	57
Asia/Pacific	9	9	3	5	5	2
Mining	61	60	14	89	88	26
Latin America	96	96	27	104	104	25
Caterpillar Power Finance	503	516	185	518	538	164
Total	$813	$822	$302	$859	$879	$288

UNAUDITED

(Millions of dollars)
	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
Impaired Finance Receivables With No Allowance Recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
North America	$10	$—	$17	$—
Europe	1	—	36	—
Asia/Pacific	—	—	32	1
Mining	31	—	103	1
Latin America	24	—	45	1
Caterpillar Power Finance	60	1	172	2
Total	$126	$1	$405	$5
Impaired Finance Receivables With An Allowance Recorded
North America	$40	$1	$51	$1
Europe	94	1	19	—
Asia/Pacific	7	—	7	—
Mining	43	1	17	—
Latin America	77	1	87	1
Caterpillar Power Finance	451	3	360	1
Total	$712	$7	$541	$3
Total Impaired Finance Receivables
North America	$50	$1	$68	$1
Europe	95	1	55	—
Asia/Pacific	7	—	39	1
Mining	74	1	120	1
Latin America	101	1	132	2
Caterpillar Power Finance	511	4	532	3
Total	$838	$8	$946	$8

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

As of March 31, 2019 and December 31, 2018, there were $78 million in finance receivables on non-accrual status for the Dealer portfolio segment. The recorded investment in Customer finance receivables on non-accrual status was as follows:

(Millions of dollars)	March 31, 2019	December 31, 2018
North America	$73	$77
Europe	171	154
Asia/Pacific	6	4
Mining	18	50
Latin America	118	106
Caterpillar Power Finance	442	416
Total	$828	$807

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

As of March 31, 2019 and December 31, 2018, there were no additional funds committed to lend to a borrower whose terms have been modified in a TDR.

There were no finance receivables modified as TDRs during the three months ended March 31, 2019 and 2018 for the Dealer or Caterpillar Purchased Receivables portfolio segments. Our recorded investment in finance receivables in the Customer portfolio segment modified as TDRs were as follows:

(Dollars in millions)	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
North America	—	$—	$—	13	$6	$6
Europe	19	11	7	—	—	—
Asia/Pacific	—	—	—	—	—	—
Mining	—	—	—	1	29	29
Latin America	—	—	—	1	3	3
Caterpillar Power Finance	8	51	50	3	3	3
Total	27	$62	$57	18	$41	$41

4.	Leases

A.	Lessor Arrangements

We lease Caterpillar equipment, machinery, engines and other equipment to customers primarily through sales-type (non-tax) leases, where the lessee for tax purposes is considered to be the owner of the equipment during the term of the lease. We also offer tax leases that are classified as either operating or direct finance leases for financial accounting purposes, depending on the characteristics of the lease. For tax purposes, we are considered the owner of the equipment.

Our lease agreements may include options for the lessee to purchase the underlying asset at the end of the lease term for either a stated fixed price or fair market value.

The residual values for leased assets, which are an estimate of the market value of leased equipment at the end of the lease term, are based on an analysis of historical wholesale market sales prices, projected forward on a level trend line without consideration for inflation or possible future pricing action. At the inception of the lease, residual values are estimated with consideration of the following critical factors: market size and demand, any known significant market/product trends, total expected hours of usage, machine configuration, application, location, model changes, quantities, past remarketing experience, third-party residual guarantees and contractual customer purchase options. Many of these factors are gathered in an application survey that is completed prior to quotation. The lease agreement also clearly defines applicable return conditions and remedies for non-compliance, to ensure that the leased equipment will be in good operating condition upon return. Model changes and updates, as well as market strength and product acceptance, are monitored and adjustments are made to residual values in accordance with the significance of any such changes. Remarketing sales staff works closely with customers and dealers to manage the sale of lease returns and the recovery of residual exposure.

The residuals for leases classified as operating leases are included in Equipment on operating leases, net in the Consolidated Statements of Financial Position. The residuals for leases classified as finance leases are included in Finance receivables, net in the Consolidated Statements of Financial Position.

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

UNAUDITED

Contractual maturities for finance lease receivables (classified as sales-type and direct finance leases) were as follows:

(Millions of dollars)	March 31, 2019
Amounts due in	Retail leases	Wholesale leases	Total
Remaining nine months of 2019	$2,423	$22	$2,445
2020	2,303	21	2,324
2021	1,282	13	1,295
2022	564	6	570
2023	226	2	228
Thereafter	80	2	82
Total	6,878	66	6,944
Guaranteed residual value	396	39	435
Unguaranteed residual value	849	2	851
Unearned income	(640)	(6)	(646)
Total	$7,483	$101	$7,584

(Millions of dollars)	December 31, 2018
Amounts due in	Retail leases	Wholesale leases	Total
2019	$3,024	$29	$3,053
2020	2,055	21	2,076
2021	1,092	12	1,104
2022	465	5	470
2023	171	2	173
Thereafter	62	2	64
Total	6,869	71	6,940
Guaranteed residual value	416	42	458
Unguaranteed residual value	854	3	857
Unearned income	(640)	(7)	(647)
Total	$7,499	$109	$7,608

Our finance lease receivables generally may be repaid or refinanced without penalty prior to contractual maturity and we also sell finance lease receivables to third parties to mitigate the concentration of credit risk with certain customers.  Accordingly, this presentation should not be regarded as a forecast of future cash collections.

Components of equipment on operating leases, less accumulated depreciation, were as follows:

(Millions of dollars)
	March 31, 2019	December 31, 2018
Equipment on operating leases, at cost	$5,120	$5,201
Less: Accumulated depreciation	(1,649)	(1,639)
Equipment on operating leases, net (1)	$3,471	$3,562

(1) Includes $52 million and $45 million of operating leases with Caterpillar as of March 31, 2019 and December 31, 2018, respectively.

The carrying amount of residual assets covered by residual value guarantees and subject to operating leases was $23 million and $25 million as of March 31, 2019 and December 31, 2018, respectively.

UNAUDITED

At March 31, 2019, payments due for operating leases were as follows:

(Millions of dollars)
Remaining Nine Months of 2019	2020	2021	2022	2023	Thereafter	Total
$629	$553	$294	$131	$52	$20	$1,679

At December 31, 2018, scheduled minimum rental payments for operating leases were as follows:

(Millions of dollars)
2019	2020	2021	2022	2023	Thereafter	Total
$808	$503	$257	$115	$41	$15	$1,739

Revenue from finance and operating leases were as follows:

(Millions of dollars)
Three Months Ended March 31, 2019
Finance lease revenue (included in retail and wholesale finance revenue)	$118
Operating lease revenue	258
Total	$376

We typically pay property taxes on tax leases directly to the taxing authorities and invoice the lessee for reimbursement. These property tax reimbursements are accounted for as variable lease payments and are included in Operating lease revenues in the Consolidated Statements of Profit.

B.	Lessee Arrangements

We lease certain property, vehicles and other equipment primarily through operating leases. We recognize a lease liability and corresponding right-of-use asset based on the present value of lease payments. To determine the present value of lease payments for most of our leases, we use our incremental borrowing rate based on information available on the lease commencement date. We have elected to not separate payments for lease components from non-lease components for our lease asset classes. Our lease agreements may include options to extend or terminate the lease. When it is reasonably certain that we will exercise that option, we have included the option in the recognition of right-of-use assets and lease liabilities. Our variable lease costs primarily include maintenance, taxes and insurance. We have elected not to recognize right-of-use assets or lease liabilities for leases that qualify for the short-term lease recognition exemption (leases with a term of twelve months or less).

The components of lease cost were as follows:

(Millions of dollars)
Three Months Ended March 31, 2019
Operating lease cost	$2
Short-term lease cost	$—
Variable lease cost	$—

UNAUDITED

Supplemental information related to operating leases was as follows:

(Millions of dollars)
	Consolidated Statements of Financial Position Location	March 31, 2019	January 1, 2019
Right-of-use assets	Other assets	$21	$22
Lease liabilities	Other liabilities	$21	$23
Weighted average remaining lease term		4 years	4 years
Weighted average discount rate		2.6%	2.6%

At March 31, 2019, maturities of operating lease liabilities were as follows:

(Millions of dollars)
Remaining nine months of 2019	$6
2020	6
2021	4
2022	2
2023	2
Thereafter	2
Total lease payments	22
Less: imputed interest	(1)
Total	$21

At December 31, 2018, minimum payments for operating leases having initial non-cancelable terms in excess of one year were as follows:

(Millions of dollars)
2019	$8
2020	6
2021	4
2022	2
2023	2
Thereafter	2
Total	$24

Supplemental cash flow information related to operating leases was as follows:

(Millions of dollars)
Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$2
Right-of-use assets obtained in exchange for new operating lease obligations	$23

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

UNAUDITED

All derivatives are recognized on the Consolidated Statements of Financial Position at their fair value.  On the date the derivative contract is entered into, the derivative instrument is (1) designated as a hedge of the fair value of a recognized asset or liability (fair value hedge), (2) designated as a hedge of a forecasted transaction or the variability of cash flows (cash flow hedge) or (3) undesignated.  Changes in the fair value of a derivative that is qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged recognized asset or liability that is attributable to the hedged risk, are recorded in current earnings.  Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge are recorded in Accumulated other comprehensive income/(loss) (AOCI), to the extent effective, on the Consolidated Statements of Financial Position until they are reclassified to earnings in the same period or periods during which the hedged transaction affects earnings.  Changes in the fair value of undesignated derivative instruments are reported in current earnings.  Cash flows from designated derivative financial instruments are classified within the same category as the item being hedged on the Consolidated Statements of Cash Flows.  Cash flows from undesignated derivative financial instruments are included in the investing category on the Consolidated Statements of Cash Flows.

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

As of March 31, 2019, $1 million of deferred net gains, net of tax, included in equity (AOCI in the Consolidated Statements of Financial Position), related to our floating-to-fixed interest rate contracts, are expected to be reclassified to Interest expense over the next twelve months.  The actual amount recorded in Interest expense will vary based on interest rates at the time the hedged transactions impact earnings.

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

UNAUDITED

The location and fair value of derivative instruments reported in the Consolidated Statements of Financial Position were as follows:

(Millions of dollars)		Asset (Liability) Fair Value
	Consolidated Statements of Financial Position Location	March 31, 2019	December 31, 2018
Designated derivatives
Interest rate contracts	Other assets	$3	$4
Interest rate contracts	Accrued expenses	(58)	(40)
Cross currency contracts	Other assets	88	88
Cross currency contracts	Accrued expenses	(5)	(9)
		$28	$43
Undesignated derivatives
Foreign exchange contracts	Other assets	$9	$15
Foreign exchange contracts	Accrued expenses	(12)	(12)
Cross currency contracts	Other assets	6	5
Cross currency contracts	Accrued expenses	(1)	(2)
		$2	$6

The total notional amount of our derivative instruments was $9.00 billion and $10.21 billion as of March 31, 2019 and December 31, 2018, respectively. The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties. The amounts exchanged by the parties are calculated by reference to the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates and interest rates.

The effect of derivatives designated as hedging instruments on the Consolidated Statements of Profit was as follows:

Cash Flow Hedges
(Millions of dollars)	Three Months Ended March 31, 2019
		Recognized in Earnings
	Amounts of Gains (Losses) Recognized in AOCI	Classification	Reclassified from AOCI to Earnings	Amount of the line items in the Consolidated Statements of Profit
Interest rate contracts	$(26)	Interest expense	$1	$(201)
Cross currency contracts	22	Other income (expense)	6	(4)
		Interest expense	7	(201)
	$(4)		$14

	Three Months Ended March 31, 2018
		Recognized in Earnings
	Amounts of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$—	Interest expense	$1	$—
Cross currency contracts	(33)	Other income (expense)	(29)	—
		Interest expense	3	—
	$(33)		$(25)	$—

UNAUDITED

The effect of derivatives not designated as hedging instruments on the Consolidated Statements of Profit was as follows:

(Millions of dollars)		Three Months Ended March 31,
	Classification	2019	2018
Foreign exchange contracts	Other income (expense)	$(29)	$(7)
Cross currency contracts	Other income (expense)	—	—
		$(29)	$(7)

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

Collateral is generally not required of the counterparties or us under the master netting agreements. As of March 31, 2019 and December 31, 2018, no cash collateral was received or pledged under the master netting agreements.

The effect of net settlement provisions of the master netting agreements on our derivative balances upon an event of default or a termination event was as follows:

Offsetting of Derivative Assets and Liabilities
(Millions of dollars)	March 31, 2019	December 31, 2018
Derivative Assets
Gross Amount of Recognized Assets	$106	$112
Gross Amounts Offset	—	—
Net Amount of Assets(1)	106	112
Gross Amounts Not Offset	(22)	(34)
Net Amount	$84	$78

Derivative Liabilities
Gross Amount of Recognized Liabilities	$(76)	$(63)
Gross Amounts Offset	—	—
Net Amount of Liabilities(1)	(76)	(63)
Gross Amounts Not Offset	22	34
Net Amount	$(54)	$(29)

(1) As presented in the Consolidated Statements of Financial Position.

UNAUDITED

6.	Accumulated Other Comprehensive Income/(Loss)

Comprehensive income/(loss) and its components are presented in the Consolidated Statements of Comprehensive Income. Changes in Accumulated other comprehensive income/(loss), net of tax, included in the Consolidated Statements of Changes in Shareholder's Equity, consisted of the following:

(Millions of dollars)	Foreign currency translation	Derivative financial instruments	Total

Three Months Ended March 31, 2018
Balance at December 31, 2017	$(587)	$(5)	$(592)
Other comprehensive income/(loss) before reclassifications	65	(26)	39
Amounts reclassified from accumulated other comprehensive (income)/loss	—	20	20
Other comprehensive income/(loss)	65	(6)	59
Balance at March 31, 2018	$(522)	$(11)	$(533)

Three Months Ended March 31, 2019
Balance at December 31, 2018	$(889)	$(36)	$(925)
Other comprehensive income/(loss) before reclassifications	13	(3)	10
Amounts reclassified from accumulated other comprehensive (income)/loss	—	(11)	(11)
Adjustment to adopt new accounting guidance(1)	98	(1)	97
Other comprehensive income/(loss)	111	(15)	96
Balance at March 31, 2019	$(778)	$(51)	$(829)

(1) See Note 2 regarding new accounting guidance related to reclassification of certain tax effects from accumulated other comprehensive income/(loss).

The effect of the reclassifications out of Accumulated other comprehensive income/(loss) on the Consolidated Statements of Profit was as follows:

(Millions of dollars)		Three Months Ended March 31,
Derivative financial instruments	Classification of income (expense)	2019	2018
Cross currency contracts	Other income (expense)	$6	$(29)
Cross currency contracts	Interest expense	7	3
Interest rate contracts	Interest expense	1	1
Reclassifications before tax		14	(25)
Tax (provision) benefit		(3)	5
Total reclassifications from Accumulated other comprehensive income/(loss)		$11	$(20)

UNAUDITED

7.	Segment Information

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

Reconciling items are created based on accounting differences between segment reporting and consolidated external reporting. For the reconciliation of profit before income taxes, we have grouped the reconciling items as follows:

•
Unallocated - This item is related to corporate requirements and strategies that are considered to be for the benefit of the entire organization. Also included are the consolidated results of the special purpose corporation (see Note 8 for additional information) and other miscellaneous items.

•	Timing - Timing differences in the recognition of costs between segment reporting and consolidated external reporting.

•	Methodology - Methodology differences between segment reporting and consolidated external reporting are as follows:

◦	Segment assets include off-balance sheet managed assets for which we maintain servicing responsibilities.

◦	The impact of differences between the actual leverage and the segment leverage ratios.

◦	Interest expense includes realized forward points on foreign currency forward contracts.

◦	The net gain or loss from interest rate derivatives.

UNAUDITED

Supplemental segment data and reconciliations to consolidated external reporting for the three months ended March 31 was as follows:

(Millions of dollars) 2019	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at March 31, 2019	Capital expenditures
North America	$401	$116	$97	$144	$7	$15,677	$179
Europe	72	24	14	17	(1)	4,800	23
Asia/Pacific	94	42	30	3	3	4,756	6
Latin America	60	3	23	6	16	2,923	2
Caterpillar Power Finance	29	(16)	13	—	26	1,964	—
Mining	69	12	14	32	2	2,230	33
Total Segments	725	181	191	202	53	32,350	243
Unallocated	19	(83)	64	—	—	1,952	3
Timing	(8)	(5)	—	—	—	25	—
Methodology	—	49	(54)	—	—	(176)	—
Inter-segment Eliminations (1)	—	—	—	—	—	(327)	—
Total	$736	$142	$201	$202	$53	$33,824	$246

2018	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at December 31, 2018	Capital expenditures
North America	$361	$95	$82	$135	$17	$15,632	$210
Europe	68	7	10	20	11	4,862	14
Asia/Pacific	82	40	25	6	(4)	4,639	4
Latin America	69	4	29	7	12	2,972	8
Caterpillar Power Finance	34	(3)	12	1	18	2,259	—
Mining	62	5	15	30	6	2,234	33
Total Segments	676	148	173	199	60	32,598	269
Unallocated	22	(67)	58	—	—	1,957	92
Timing	(8)	(3)	—	—	7	55	—
Methodology	—	46	(57)	—	—	(159)	—
Inter-segment Eliminations (1)	—	—	—	—	—	(270)	—
Total	$690	$124	$174	$199	$67	$34,181	$361

 (1) Elimination is primarily related to intercompany loans.

8.	Guarantees

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

No significant loss has been experienced or is anticipated under any of these guarantees.  At March 31, 2019 and December 31, 2018, the related recorded liability was $3 million and less than $1 million, respectively. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees was $103 million and $97 million at March 31, 2019 and December 31, 2018, respectively.

UNAUDITED

We provide guarantees to repurchase certain loans of Caterpillar dealers from a special purpose corporation (SPC) that qualifies as a VIE (see Note 1 for additional information regarding the accounting guidance on the consolidation of VIEs).  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  We have a loan purchase agreement with the SPC that obligates us to purchase certain loans that are not paid at maturity.  We receive a fee for providing this guarantee, which provides a source of liquidity for the SPC.  We are the primary beneficiary of the SPC as our guarantees result in us having both the power to direct the activities that most significantly impact the SPC's economic performance and the obligation to absorb losses and therefore we have consolidated the financial statements of the SPC. As of March 31, 2019 and December 31, 2018, the SPC’s assets of $1.17 billion and $1.15 billion, respectively, were primarily comprised of loans to dealers, which are included in Finance receivables, net in the Consolidated Statements of Financial Position, and the SPC's liabilities of $1.17 billion and $1.15 billion, respectively, were primarily comprised of commercial paper, which is included in Short-term borrowings in the Consolidated Statements of Financial Position.  The assets of the SPC are not available to pay our creditors. We may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

9.	Fair Value Measurements

A.	Fair Value Measurements
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

Derivative financial instruments
The fair value of interest rate contracts is primarily based on standard industry accepted models that utilize the appropriate market-based forward swap curves and zero-coupon interest rates to determine discounted cash flows.  The fair value of foreign currency forward and cross currency contracts is based on standard industry accepted valuation models that discount cash flows resulting from the differential between the contract price and the market-based forward rate.

Derivative financial instruments are measured on a recurring basis at fair value and are classified as Level 2 measurements.   We had derivative financial instruments in a net asset position included in our Consolidated Statements of Financial Position of $30 million and $49 million as of March 31, 2019 and December 31, 2018, respectively.

UNAUDITED

Impaired loans
Our impaired loans are subject to measurement at fair value on a nonrecurring basis and are classified as Level 3 measurements. A loan is considered impaired when management determines that collection of contractual amounts due is not probable. In these cases, an allowance for credit losses may be established based either on the present value of expected future cash flows discounted at the receivables' effective interest rate, the fair value of the collateral for collateral-dependent receivables or the observable market price of the receivable. In determining collateral value, we estimate the current fair market value of the collateral less selling costs. We had impaired loans carried at the fair value of $426 million and $469 million as of March 31, 2019 and December 31, 2018, respectively.

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

Please refer to the table below for the fair values of our financial instruments.

(Millions of dollars)	March 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Cash and cash equivalents	$658	$658	$766	$766	1
Restricted cash and cash equivalents(2)	$4	$4	$7	$7	1
Finance receivables, net (excluding finance leases(1))	$20,281	$20,392	$20,451	$20,510	3	Note 3
Interest rate contracts:
In a receivable position	$3	$3	$4	$4	2	Note 5
In a payable position	$(58)	$(58)	$(40)	$(40)	2	Note 5
Cross currency contracts:
In a receivable position	$94	$94	$93	$93	2	Note 5
In a payable position	$(6)	$(6)	$(11)	$(11)	2	Note 5
Foreign exchange contracts:
In a receivable position	$9	$9	$15	$15	2	Note 5
In a payable position	$(12)	$(12)	$(12)	$(12)	2	Note 5
Short-term borrowings	$(5,586)	$(5,586)	$(5,723)	$(5,723)	1
Long-term debt	$(22,529)	$(22,633)	$(22,815)	$(22,684)	2
Guarantees	$(3)	$(3)	$—	$—	3	Note 8

(1) Represents finance leases and failed sale leasebacks of $7.50 billion as of March 31, 2019 and finance leases of $7.47 billion as of December 31, 2018.
(2) Included in Other assets in the Consolidated Statements of Financial Position.

UNAUDITED

10.	Contingencies

We are involved in unresolved legal actions that arise in the normal course of business. Although it is not possible to predict with certainty the outcome of our unresolved legal actions, we believe that these unresolved legal actions will neither individually nor in the aggregate have a material adverse effect on our consolidated results of operations, financial position or liquidity.

11.	Income Taxes

The provision for income taxes reflects an estimated annual tax rate of 27 percent in the first quarter of 2019, compared with 23 percent in the first quarter of 2018. The increase in the estimated annual tax rate is primarily due to changes in the geographic mix of profits.

UNAUDITED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We reported first-quarter 2019 revenues of $736 million, an increase of $46 million, or 7 percent, compared with the first quarter of 2018. First-quarter 2019 profit was $98 million, a $7 million, or 8 percent, increase from the first quarter of 2018.

The increase in revenues was primarily due to a $33 million favorable impact from higher average financing rates and a $19 million favorable impact from higher average earning assets, partially offset by an $8 million unfavorable impact from returned or repossessed equipment.

Profit before income taxes was $142 million for the first quarter of 2019, compared with $124 million for the first quarter of 2018. The increase was primarily due to a $14 million increase in net yield on average earning assets, a $14 million decrease in provision for credit losses and an $8 million favorable impact from higher average earning assets. These favorable impacts were partially offset by a $9 million increase in general, operating and administrative expenses and an $8 million unfavorable impact from returned or repossessed equipment.

The provision for income taxes reflects an estimated annual tax rate of 27 percent in the first quarter of 2019, compared with 23 percent in the first quarter of 2018. The increase in the estimated annual tax rate is primarily due to changes in the geographic mix of profits.

During the first quarter of 2019, retail new business volume was $2.35 billion, a decrease of $190 million, or 7 percent, from the first quarter of 2018. The decrease was primarily driven by lower volume in North America and Asia/Pacific.

At the end of the first quarter of 2019, past dues were 3.61 percent, compared with 3.17 percent at the end of the first quarter of 2018. The increase in past dues was primarily driven by Cat Power Finance, concentrated in the marine portfolio. Write-offs, net of recoveries, were $30 million for the first quarter of both 2019 and 2018. As of March 31, 2019, the allowance for credit losses totaled $534 million, or 1.89 percent of finance receivables, compared with $511 million, or 1.80 percent of finance receivables at December 31, 2018.

UNAUDITED

FIRST QUARTER 2019 COMPARED WITH FIRST QUARTER 2018

Consolidated Total Revenues

The chart above graphically illustrates reasons for the change in Consolidated Total Revenues between first quarter 2018 (at left) and first quarter 2019 (at right). Items favorably impacting total revenues appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting total revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Retail revenue for the first quarter of 2019 was $335 million, an increase of $18 million from the same period in 2018. The increase was due to a $21 million favorable impact from higher interest rates on retail finance receivables, partially offset by a $3 million unfavorable impact from lower average earning assets. For the quarter ended March 31, 2019, retail average earning assets were $22.92 billion, a decrease of $271 million from the same period in 2018. The annualized average yield was 5.85 percent for the first quarter of 2019, compared with 5.48 percent for the first quarter of 2018.

Operating lease revenue for the first quarter of 2019 was $258 million, an increase of $14 million from the same period in 2018. The increase was due to a $10 million favorable impact from higher average rental rates on operating leases and a $5 million favorable impact from property tax revenues on operating leases as a result of the new lease accounting guidance, partially offset by a $1 million unfavorable impact from lower average earning assets.

Wholesale revenue for the first quarter of 2019 was $119 million, an increase of $28 million from the same period in 2018. The increase was due to a $24 million favorable impact from higher average earning assets and a $4 million favorable impact from higher interest rates on wholesale finance receivables. For the quarter ended March 31, 2019, wholesale average earning assets were $5.44 billion, an increase of $1.10 billion from the same period in 2018. The annualized average yield was 8.72 percent for the first quarter of 2019, compared with 8.42 percent for the first quarter of 2018.

Other revenue, net, items were as follows:

(Millions of dollars)	Three Months Ended March 31,
	2019	2018	$ Change
Finance receivable and operating lease fees (including late charges)	$15	$18	$(3)
Fees on committed credit facility extended to Caterpillar	5	10	(5)
Interest income on Notes Receivable from Caterpillar	7	7	—
Net loss on returned or repossessed equipment	(8)	—	(8)
Miscellaneous other revenue, net	5	3	2
Total Other revenue, net	$24	$38	$(14)

There was a $16 million unfavorable impact from currency on revenues in the first quarter of 2019. Currency represents the net translation impact resulting from changes in foreign currency exchange rates versus the U.S. dollar and is included in all financial statement line items and each of the items included in the above analysis.

UNAUDITED

Consolidated Profit Before Income Taxes

(1) Analysis excludes $5 million in offsetting revenues and expenses for property taxes on operating leases.
The chart above graphically illustrates reasons for the change in Consolidated Profit Before Income Taxes between first quarter 2018 (at left) and first quarter 2019 (at right). Items favorably impacting profit before income taxes appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting profit before income taxes appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Profit before income taxes was $142 million for the first quarter of 2019, compared with $124 million for the first quarter of 2018. The increase was primarily due to a $14 million increase in net yield on average earning assets, a $14 million decrease in provision for credit losses and an $8 million favorable impact from higher average earning assets. These favorable impacts were partially offset by a $9 million increase in general, operating and administrative expenses and an $8 million unfavorable impact from returned or repossessed equipment.

There was a $5 million unfavorable impact from currency on profit before income taxes in the first quarter of 2019. Currency represents the net translation impact resulting from changes in foreign currency exchange rates versus the U.S. dollar and is included in all financial statement line items and each of the items included in the above analysis.

Provision for Income Taxes
The provision for income taxes reflects an estimated annual tax rate of 27 percent in the first quarter of 2019, compared with 23 percent in the first quarter of 2018. The increase in the estimated annual tax rate is primarily due to changes in the geographic mix of profits.

Finance Receivables and Equipment on Operating Leases

New Business Volume

(Millions of dollars)	Three Months Ended March 31,
	2019	2018	$ Change
New retail financing	$2,095	$2,267	$(172)
New operating lease activity	257	274	(17)
New wholesale financing	11,457	10,544	913
Total	$13,809	$13,085	$724

New retail financing decreased primarily due to lower volume in North America and Asia/Pacific. New operating lease activity (which is substantially related to retail) decreased primarily due to lower rentals of Cat equipment in North America, partially offset by higher rentals in Europe. New wholesale financing increased primarily due to higher purchases of trade receivables from Caterpillar.

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

(Millions of dollars)	March 31, 2019	December 31, 2018	$ Change
Finance receivables, net	$27,785	$27,923	$(138)
Equipment on operating leases, less accumulated depreciation	3,471	3,562	(91)
Total portfolio	$31,256	$31,485	$(229)

Retail installment sale contracts	$119	$107	$12
Retail finance leases	90	100	(10)
Retail notes receivable	42	23	19
Operating leases	23	25	(2)
Total off-balance sheet managed assets	$274	$255	$19

Total managed portfolio	$31,530	$31,740	$(210)

Total Portfolio Metrics
At the end of the first quarter of 2019, past dues were 3.61 percent, compared with 3.17 percent at the end of the first quarter of 2018. The increase in past dues was primarily driven by Cat Power Finance, concentrated in the marine portfolio. Total non-performing finance receivables, which represent finance receivables currently on non-accrual status, were $906 million and $885 million at March 31, 2019 and December 31, 2018, respectively. Total non-performing finance receivables as a percentage of our recorded investment in finance receivables were 3.20 percent and 3.11 percent at March 31, 2019 and December 31, 2018, respectively.

Our allowance for credit losses as of March 31, 2019 was $534 million or 1.89 percent of our recorded investment in finance receivables compared with $511 million or 1.80 percent as of December 31, 2018. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and current economic conditions. We believe our allowance is sufficient to provide for losses inherent in our existing finance receivable portfolio as of March 31, 2019.

UNAUDITED

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity provide us with the ability to meet our financial obligations on a timely basis.  Maintaining and managing adequate capital and liquidity resources includes management of funding sources and their utilization based on current, future and contingent needs. Throughout the first quarter of 2019, we experienced favorable liquidity conditions. We ended the first quarter of 2019 with $658 million of cash, a decrease of $108 million from year-end 2018. Our cash balances are held in numerous locations throughout the world with approximately $174 million held by our non-U.S. subsidiaries. Amounts held by non-U.S. subsidiaries are available for general corporate use and could be used in the U.S. without incurring significant additional U.S. taxes. We expect to meet our U.S. funding needs without repatriating undistributed profits that are indefinitely reinvested outside the U.S.

BORROWINGS
Borrowings consist primarily of medium-term notes and commercial paper, the combination of which is used to manage interest rate risk and funding requirements.

We receive debt ratings from the major credit rating agencies. Moody’s long- and short-term ratings of our debt is A3 and Prime-2, while Fitch and S&P maintain a “mid-A” debt rating. This split rating has not had a material impact on our borrowing costs or our overall financial health. However, a downgrade of our credit ratings by any of the major credit rating agencies would result in increased borrowing costs and could make access to certain credit markets more difficult. In the event economic conditions deteriorate such that access to debt markets becomes unavailable, we would rely on cash flows from our existing portfolio, existing cash balances, access to our revolving credit facilities and other credit line facilities and potential borrowings from Caterpillar. In addition, Caterpillar maintains a support agreement with us, which requires Caterpillar to remain our sole owner and may, under certain circumstances, require Caterpillar to make payments to us should we fail to maintain certain financial ratios.

Total borrowings outstanding as of March 31, 2019 were $29.57 billion, a decrease of $486 million over December 31, 2018. Outstanding borrowings were as follows:

(Millions of dollars)	March 31, 2019	December 31, 2018
Medium-term notes, net of unamortized discount and debt issuance costs	$21,882	$22,169
Commercial paper, net of unamortized discount	4,765	4,759
Bank borrowings – long-term	647	646
Bank borrowings – short-term	388	526
Variable denomination floating rate demand notes	433	438
Notes payable to Caterpillar	1,455	1,518
Total outstanding borrowings	$29,570	$30,056

Medium-term notes
We issue medium-term unsecured notes through securities dealers or underwriters in the U.S., Canada, Europe, Australia, Japan, Hong Kong, and China to both retail and institutional investors. These notes are offered in several currencies and with a variety of maturities. These notes are senior unsecured obligations of the Company. Medium-term notes issued totaled $1.61 billion and redeemed totaled $1.90 billion for the three months ended March 31, 2019. Medium-term notes outstanding as of March 31, 2019, mature as follows:

(Millions of dollars)
2019	$3,683
2020	6,964
2021	4,754
2022	2,838
2023	2,152
Thereafter	1,491
Total	$21,882

UNAUDITED

Commercial paper
We issue unsecured commercial paper in the U.S., Europe and other international capital markets.  These short-term promissory notes are issued on a discounted basis and are payable at maturity.

Revolving credit facilities
We have three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and us for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of March 31, 2019 was $7.75 billion. Information on our Credit Facility is as follows:

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

At March 31, 2019, Caterpillar’s consolidated net worth was $15.45 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined in the Credit Facility as the consolidated shareholders' equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income/(loss).

At March 31, 2019, our covenant interest coverage ratio was 1.55 to 1. This is above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense, calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at March 31, 2019, our six-month covenant leverage ratio was 8.10 to 1.  This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event that either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At March 31, 2019, there were no borrowings under the Credit Facility.

Bank borrowings
Available credit lines with banks as of March 31, 2019 totaled $4.74 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements. As of March 31, 2019, we had $1.04 billion outstanding against these credit lines and were in compliance with all debt covenants under these credit lines. The remaining available credit commitments may be withdrawn any time at the lenders' discretion.

Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction.  We do not hold reserves to fund the payment of the demand notes.  The notes are offered on a continuous basis. As of March 31, 2019, there was $433 million of variable denomination floating rate demand notes outstanding. The maximum amount of variable denomination floating rate demand notes that we may have outstanding at any time may not exceed $1.25 billion.

Notes receivable from/payable to Caterpillar
Under our variable amount and term lending agreements and other notes receivable with Caterpillar, we may borrow up to $2.79 billion from Caterpillar and Caterpillar may borrow up to $2.05 billion from us.  The variable amount lending agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice.  The term lending agreements have remaining maturities ranging up to nine years. We had notes payable of $1.46 billion and notes receivable of $645 million outstanding under these agreements as of March 31, 2019.

UNAUDITED

OFF-BALANCE SHEET ARRANGEMENTS
We have potential payment exposure for guarantees issued to third parties totaling $103 million as of March 31, 2019.

CASH FLOWS
Operating cash flow was $299 million in the first three months of 2019, compared with $254 million for the same period in 2018. Net cash provided by investing activities was $81 million for the first three months of 2019, compared with cash used for investing activities of $423 million for the same period in 2018. The change was primarily due to the impact of Caterpillar purchased receivables. Net cash used for financing activities was $489 million for the first three months of 2019, compared with cash provided by financing activities of $171 million for the same period in 2018. The change was primarily due to lower portfolio funding requirements.

CRITICAL ACCOUNTING POLICIES

For a discussion of the Company’s critical accounting policies, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2018 Annual Report on Form 10-K. There have been no significant changes to our critical accounting policies since our 2018 Annual Report on Form 10-K.

UNAUDITED

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q may be considered "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995.  These statements may relate to future events or our future financial performance, which may involve known and unknown risks and uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by any forward-looking statements.  From time to time, we may also provide forward-looking statements in oral presentations to the public or in other materials we issue to the public.

Forward-looking statements give current expectations or forecasts of future events about the company.  You may identify these statements by the fact that they do not relate to historical or current facts and may use words such as "believes," "expects," "estimates," "anticipates," "will," "should," "plan," "forecast," "target," "guide," "project," "intend," "could" and similar words or phrases.  These statements are only predictions.  Actual events or results may differ materially due to factors that affect international businesses, including changes in economic conditions, disruptions in the global financial and credit markets, and changes in laws, regulations and political stability, as well as factors specific to Cat Financial and the markets we serve, including the market’s acceptance of our products and services, the creditworthiness of our customers, interest rate and currency rate fluctuations and estimated residual values of leased equipment.  These risk factors may not be exhaustive.  We operate in a continually changing business environment, and new risk factors emerge from time to time.  We cannot predict these new risk factors, nor can we assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements.  Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.  All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the captions "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our annual report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 14, 2019 for the fiscal year ended December 31, 2018, as supplemented by (i) this Form 10-Q filing and (ii) our Form 8-K reports filed with the SEC, and could cause results to differ materially from those projected in the forward-looking statements.  Cat Financial undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

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

Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the first quarter of 2019 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

For a discussion of risks and uncertainties that may affect our business, please see Part I. Item 1A. Risk Factors in our annual report on Form 10-K filed with the SEC on February 14, 2019 for the year ended December 31, 2018. There has been no material change in this information for the current quarter.

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

Caterpillar Financial Services Corporation
(Registrant)
Date:	May 6, 2019	/s/David T. Walton
David T. Walton, President, Director and Chief Executive Officer

Date:	May 6, 2019	/s/Patrick T. McCartan
Patrick T. McCartan, Executive Vice President and Chief Financial Officer

Date:	May 6, 2019	/s/Michael G. Sposato
Michael G. Sposato, Secretary

Date:	May 6, 2019	/s/Jeffry D. Everett
Jeffry D. Everett, Controller