Form 10-Q
period 2019-06-30
CATERPILLAR FINANCIAL SERVICES CORP
filed 2019-08-01
CIK 764764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
Yes [    ] No [✓ ]

As of August 1, 2019, one share of common stock of the registrant was outstanding, which is owned by Caterpillar Inc.

The registrant is a wholly owned subsidiary of Caterpillar Inc. and meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced disclosure format.

UNAUDITED

PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In addition to the accompanying unaudited consolidated financial statements for Caterpillar Financial Services Corporation (together with its subsidiaries, "Cat Financial," "the Company," "we," "us" or "our"), we suggest that you read our 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 14, 2019. The Company files electronically with the SEC required reports on Form 8-K, Form 10-Q, Form 10-K; registration statements on Form S-3; and other forms or reports as required.  The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished with the SEC are available free of charge through Caterpillar’s website (www.caterpillar.com/secfilings) as soon as reasonably practicable after filing with the SEC.  In addition, the public may obtain more detailed information about our parent company, Caterpillar, by visiting its website (www.caterpillar.com).  None of the information contained at any time on our website or Caterpillar’s website is incorporated by reference into this document.

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF PROFIT
(Unaudited)
(Dollars in Millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenues:
Retail finance	$350	$328	$685	$645
Operating lease	257	257	515	501
Wholesale finance	131	105	250	196
Other, net	19	33	43	71
Total revenues	757	723	1,493	1,413

Expenses:
Interest	200	190	401	364
Depreciation on equipment leased to others	204	209	406	408
General, operating and administrative	126	107	250	217
Provision for credit losses	71	104	124	171
Other	9	8	19	17
Total expenses	610	618	1,200	1,177

Other income (expense)	(6)	(5)	(10)	(12)

Profit before income taxes	141	100	283	224

Provision for income taxes	57	24	95	53

Profit of consolidated companies	84	76	188	171

Less: Profit attributable to noncontrolling interests	5	5	11	9

Profit(1)	$79	$71	$177	$162

(1) Profit attributable to Caterpillar Financial Services Corporation.

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Profit of consolidated companies	$84	$76	$188	$171

Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (expense)/benefit of: 2019 $7 three months, $3 six months; 2018 $(31) three months, $(15) six months	18	(262)	33	(191)
Derivative financial instruments:
Gains (losses) deferred, net of tax (expense)/benefit of: 2019 $5 three months, $6 six months; 2018 $(29) three months, $(22) six months	(19)	99	(22)	73
(Gains) losses reclassified to earnings, net of tax expense/(benefit) of: 2019 $- three months, $3 six months; 2018 $28 three months, $23 six months	(3)	(96)	(14)	(76)
Total Other comprehensive income (loss), net of tax	(4)	(259)	(3)	(194)

Comprehensive income (loss)	80	(183)	185	(23)

Less: Comprehensive income (loss) attributable to the noncontrolling interests	3	(3)	11	7

Comprehensive income (loss) attributable to Caterpillar Financial Services Corporation	$77	$(180)	$174	$(30)

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in Millions, except share data)

	June 30, 2019	December 31, 2018
Assets:
Cash and cash equivalents	$760	$766
Finance receivables, net	28,297	27,923
Notes receivable from Caterpillar	640	662
Equipment on operating leases, net	3,575	3,562
Other assets	1,293	1,268
Total assets	$34,565	$34,181

Liabilities and shareholder’s equity:
Payable to dealers and others	$411	$117
Payable to Caterpillar - borrowings and other	1,389	1,601
Accrued expenses	289	259
Short-term borrowings	5,266	5,723
Current maturities of long-term debt	6,235	5,820
Long-term debt	17,107	16,995
Other liabilities	834	817
Total liabilities	31,531	31,332

Commitments and contingent liabilities (Notes 8 and 10)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid-in amount)	745	745
Additional paid-in capital	2	2
Retained earnings	2,954	2,874
Accumulated other comprehensive income/(loss)	(831)	(925)
Noncontrolling interests	164	153
Total shareholder’s equity	3,034	2,849

Total liabilities and shareholder’s equity	$34,565	$34,181

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Unaudited)
(Dollars in Millions)

Three Months Ended June 30, 2018	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Noncontrolling interests	Total
Balance at March 31, 2018	$745	$2	$3,060	$(533)	$150	$3,424
Profit of consolidated companies			71		5	76
Foreign currency translation, net of tax				(254)	(8)	(262)
Derivative financial instruments, net of tax				3		3
Balance at June 30, 2018	$745	$2	$3,131	$(784)	$147	$3,241

Three Months Ended June 30, 2019
Balance at March 31, 2019	$745	$2	$2,875	$(829)	$161	$2,954
Profit of consolidated companies			79		5	84
Foreign currency translation, net of tax				20	(2)	18
Derivative financial instruments, net of tax				(22)		(22)
Balance at June 30, 2019	$745	$2	$2,954	$(831)	$164	$3,034

Six Months Ended June 30, 2018
Balance at December 31, 2017	$745	$2	$2,969	$(592)	$140	$3,264
Profit of consolidated companies			162		9	171
Foreign currency translation, net of tax				(189)	(2)	(191)
Derivative financial instruments, net of tax				(3)		(3)
Balance at June 30, 2018	$745	$2	$3,131	$(784)	$147	$3,241

Six Months Ended June 30, 2019
Balance at December 31, 2018	$745	$2	$2,874	$(925)	$153	$2,849
Profit of consolidated companies			177		11	188
Foreign currency translation, net of tax				33	—	33
Derivative financial instruments, net of tax				(36)		(36)
Adjustment to adopt new accounting guidance(1)			(97)	97		—
Balance at June 30, 2019	$745	$2	$2,954	$(831)	$164	$3,034

(1) See Note 2 regarding new accounting guidance related to reclassification of certain tax effects from accumulated other comprehensive income/(loss).

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Profit of consolidated companies	$188	$171
Adjustments for non-cash items:
Depreciation and amortization	413	414
Amortization of receivables purchase discount	(231)	(177)
Provision for credit losses	124	171
Other, net	74	67
Changes in assets and liabilities:
Other assets	56	(1)
Payable to dealers and others	294	(42)
Accrued expenses	(38)	(13)
Other payables with Caterpillar	(4)	(29)
Other liabilities	31	(52)
Net cash provided by operating activities	907	509

Cash flows from investing activities:
Expenditures for equipment on operating leases	(694)	(799)
Capital expenditures - excluding equipment on operating leases	(11)	(95)
Proceeds from disposals of equipment	354	454
Additions to finance receivables	(7,027)	(6,823)
Collections of finance receivables	6,543	6,142
Net changes in Caterpillar purchased receivables	15	(608)
Proceeds from sales of receivables	119	124
Net change in variable lending to Caterpillar	69	(39)
Additions to other notes receivable with Caterpillar	(80)	(90)
Collections on other notes receivable with Caterpillar	33	42
Settlements of undesignated derivatives	(31)	(4)
Net cash provided by (used for) investing activities	(710)	(1,696)

Cash flows from financing activities:
Net change in variable lending from Caterpillar	(118)	(109)
Payments on borrowings with Caterpillar	(93)	—
Proceeds from debt issued (original maturities greater than three months)	5,340	4,307
Payments on debt issued (original maturities greater than three months)	(4,897)	(4,433)
Short-term borrowings, net (original maturities three months or less)	(436)	1,453
Net cash provided by (used for) financing activities	(204)	1,218

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2)	(9)

Increase/(decrease) in cash, cash equivalents and restricted cash	(9)	22
Cash, cash equivalents and restricted cash at beginning of year(1)	773	732
Cash, cash equivalents and restricted cash at end of period(1)	$764	$754

(1) As of June 30, 2019 and December 31, 2018, restricted cash, which is included in Other assets in the Consolidated Statements of Financial Position, was $4 million and $7 million, respectively. Restricted cash primarily includes cash related to syndication activities.

See Notes to Consolidated Financial Statements (unaudited).

UNAUDITED

Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated profit for the three and six months ended June 30, 2019 and 2018, (b) the consolidated comprehensive income for the three and six months ended June 30, 2019 and 2018, (c) the consolidated financial position as of June 30, 2019 and December 31, 2018, (d) the consolidated changes in shareholder's equity for the three and six months ended June 30, 2019 and 2018 and (e) the consolidated cash flows for the six months ended June 30, 2019 and 2018. The preparation of financial statements, in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), requires management to make estimates and assumptions that affect reported amounts.  Significant estimates include residual values for leased assets, allowance for credit losses and income taxes.  Actual results may differ from these estimates.

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

2.	New Accounting Pronouncements

A.	Adoption of New Accounting Standards

Lease accounting (Accounting Standards Update (ASU) 2016-02) – In February 2016, the Financial Accounting Standards Board (FASB) issued accounting guidance that revises the accounting for leases. Under the new guidance, lessees are required to recognize a right-of-use asset and a lease liability for substantially all leases. The new guidance will continue to classify leases as either financing or operating, with classification affecting the pattern of expense recognition. The accounting applied by a lessor under the new guidance will be substantially equivalent to current lease accounting guidance. The new guidance was effective January 1, 2019 and was applied using a modified retrospective approach through a cumulative effect adjustment to retained earnings as of January 1, 2019. The prior period comparative information has not been recasted and continues to be reported under the accounting guidance in effect for those periods.

The new guidance provides a number of optional practical expedients in transition. We elected the "package of practical expedients," which allows us not to reassess under the new guidance our prior conclusions about lease identification, lease classification and initial direct costs.  We did not elect the use-of-hindsight practical expedient. In addition, the new guidance provides practical expedients for an entity’s ongoing lessee accounting. We have elected not to separate lease and non-lease components for the majority of our asset classes.  We have elected the short-term lease recognition exemption for all leases that qualify which means we will not recognize right-of-use assets or lease liabilities for these leases with a term of twelve months or less.

The most significant effects of adoption relate to the recognition of right-of-use assets and lease liabilities on our balance sheet for operating leases and providing new disclosures about our leasing activities.  The adoption did not have a material impact on our results of operations.

UNAUDITED

In March 2019, the FASB issued Leases - Codification improvements (ASU 2019-01) which amended the new leasing guidance. Under these amendments, lessors that are not manufacturers or dealers will use their cost, less any discounts that may apply, as the fair value of the underlying asset, and lessors within the scope of Financial Services-Depository and Lending guidance will present all principal payments received under leases within investment activities on the statement of cash flows.  We adopted the new guidance effective January 1, 2019, and the adoption did not have a material impact to our financial statements.

See Note 4 for additional information.

Reclassification of certain tax effects from accumulated other comprehensive income (ASU 2018-02) – In February 2018, the FASB issued accounting guidance to allow a reclassification from accumulated other comprehensive income (AOCI) to retained earnings for stranded tax effects resulting from U.S. tax reform legislation. We adopted the guidance effective January 1, 2019 and the resulting reclassification was included in the period of adoption. The reclassification resulted in decreased retained earnings and increased AOCI of $97 million.

The following ASUs were effective January 1, 2019 and did not have a material impact on our financial statements:

ASU	Description
2017-12	Derivatives and hedging - Targeted improvements

B.	Accounting Standards Issued But Not Yet Adopted

Credit losses (ASU 2016-13) – In June 2016, the FASB issued accounting guidance to introduce a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The new guidance will apply to loans, accounts receivable, trade receivables, other financial assets measured at amortized cost, loan commitments and other off-balance sheet credit exposures. The new guidance will also apply to debt securities and other financial assets measured at fair value through other comprehensive income. The new guidance is effective January 1, 2020, with early adoption permitted beginning January 1, 2019. An implementation team continues to evaluate data requirements and methodologies and has started designing new processes and controls. The team is also modeling results to assess the effect of the new guidance on our financial statements. We plan to adopt the new guidance effective January 1, 2020.

We consider the applicability and impact of all ASUs. ASUs not listed above were assessed and either determined to be not applicable or not expected to have a material impact on our financial statements.

3.	Finance Receivables

A summary of finance receivables included in the Consolidated Statements of Financial Position was as follows:

(Millions of dollars)	June 30, 2019	December 31, 2018
Retail loans, net(1)	$15,482	$15,509
Retail leases, net(2)	7,683	7,499
Caterpillar purchased receivables, net	4,837	4,691
Wholesale loans, net(1)	729	626
Wholesale leases, net	89	109
Recorded investment in finance receivables	28,820	28,434
Less: Allowance for credit losses	(523)	(511)
Total finance receivables, net(3)	$28,297	$27,923

(1) Includes failed sale leasebacks.
(2) Includes $9 million of finance leases with Caterpillar as of June 30, 2019 and December 31, 2018.
(3) Includes $65 million and $0 million of finance receivables classified as held for sale as of June 30, 2019 and December 31, 2018, respectively.

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

We further evaluate our portfolio segments by the class of finance receivables, which is defined as a level of information (below a portfolio segment) in which the finance receivables have the same initial measurement attribute and a similar method for assessing and monitoring credit risk. Typically, our finance receivables within a geographic area have similar credit risk profiles and methods for assessing and monitoring credit risk. Our classes, which align with management reporting for credit losses, are as follows:

•	North America - Finance receivables originated in the United States and Canada.

•	EAME - Finance receivables originated in Europe, Africa, the Middle East and the Commonwealth of Independent States.

•	Asia/Pacific - Finance receivables originated in Australia, New Zealand, China, Japan, Southeast Asia and India.

•	Mining - Finance receivables related to large mining customers worldwide and project financing in various countries.

•	Latin America - Finance receivables originated in Mexico and Central and South American countries.

•
Caterpillar Power Finance - Finance receivables originated worldwide related to marine vessels with Caterpillar engines and Caterpillar electrical power generation, gas compression and co-generation systems and non-Caterpillar equipment that is powered by these systems.

UNAUDITED

Our allowance for credit losses as of June 30, 2019 was $523 million or 1.81 percent of our recorded investment in finance receivables compared with $511 million or 1.80 percent as of December 31, 2018. An analysis of the allowance for credit losses was as follows:

(Millions of dollars)
	June 30, 2019
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$486	$21	$4	$511
Receivables written off	(125)	—	—	(125)
Recoveries on receivables previously written off	21	—	—	21
Provision for credit losses	99	24	1	124
Adjustment due to sale of receivables	(9)	—	—	(9)
Foreign currency translation adjustment	1	—	—	1
Balance at end of period	$473	$45	$5	$523

Individually evaluated for impairment	$266	$39	$—	$305
Collectively evaluated for impairment	207	6	5	218
Ending Balance	$473	$45	$5	$523

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$789	$78	$—	$867
Collectively evaluated for impairment	18,758	4,358	4,837	27,953
Ending Balance	$19,547	$4,436	$4,837	$28,820

(Millions of dollars)
	December 31, 2018
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$353	$9	$3	$365
Receivables written off	(235)	—	—	(235)
Recoveries on receivables previously written off	46	—	—	46
Provision for credit losses	337	12	1	350
Adjustment due to sale of receivables	(7)	—	—	(7)
Foreign currency translation adjustment	(8)	—	—	(8)
Balance at end of year	$486	$21	$4	$511

Individually evaluated for impairment	$288	$14	$—	$302
Collectively evaluated for impairment	198	7	4	209
Ending Balance	$486	$21	$4	$511

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$859	$78	$—	$937
Collectively evaluated for impairment	18,724	4,082	4,691	27,497
Ending Balance	$19,583	$4,160	$4,691	$28,434

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

(Millions of dollars)
	June 30, 2019
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Recorded Investment in Finance Receivables	91+ Still Accruing
Customer
North America	$90	$17	$44	$151	$7,899	$8,050	$12
EAME	29	13	167	209	2,885	3,094	7
Asia/Pacific	38	15	25	78	3,033	3,111	12
Mining	3	13	19	35	1,814	1,849	—
Latin America	44	17	85	146	1,398	1,544	—
Caterpillar Power Finance	7	13	296	316	1,583	1,899	—
Dealer
North America	—	—	—	—	2,524	2,524	—
EAME	—	—	—	—	603	603	—
Asia/Pacific	—	—	—	—	515	515	—
Mining	—	—	—	—	4	4	—
Latin America	1	1	79	81	706	787	1
Caterpillar Power Finance	—	—	—	—	3	3	—
Caterpillar Purchased Receivables(1)
North America	14	9	17	40	3,220	3,260
EAME	1	—	2	3	510	513
Asia/Pacific	—	2	3	5	587	592
Mining	—	—	—	—	—	—
Latin America	—	—	—	—	465	465
Caterpillar Power Finance	—	—	—	—	7	7
Total	$227	$100	$737	$1,064	$27,756	$28,820	$32

(1) Caterpillar Purchased Receivables are non-interest bearing trade receivables purchased at a discount.

UNAUDITED

(Millions of dollars)
	December 31, 2018
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Recorded Investment in Finance Receivables	91+ Still Accruing
Customer
North America	$65	$18	$84	$167	$7,883	$8,050	$14
EAME	19	9	153	181	2,850	3,031	5
Asia/Pacific	25	9	8	42	2,923	2,965	5
Mining	28	1	9	38	1,642	1,680	—
Latin America	38	29	71	138	1,421	1,559	—
Caterpillar Power Finance	10	1	384	395	1,903	2,298	—
Dealer
North America	—	—	—	—	2,210	2,210	—
EAME	—	—	—	—	619	619	—
Asia/Pacific	—	—	—	—	514	514	—
Mining	—	—	—	—	4	4	—
Latin America	—	—	78	78	731	809	—
Caterpillar Power Finance	—	—	—	—	4	4	—
Caterpillar Purchased Receivables(1)
North America	22	12	18	52	2,982	3,034
EAME	1	—	1	2	546	548
Asia/Pacific	5	1	1	7	756	763
Mining	—	—	—	—	—	—
Latin America	—	—	—	—	338	338
Caterpillar Power Finance	—	—	—	—	8	8
Total	$213	$80	$807	$1,100	$27,334	$28,434	$24

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

There were $78 million in impaired finance receivables with a related allowance of $39 million and $14 million as of June 30, 2019 and December 31, 2018, respectively, for the Dealer portfolio segment, all of which was in Latin America. There were no impaired finance receivables as of June 30, 2019 and December 31, 2018, for the Caterpillar Purchased Receivables portfolio segment. Our recorded investment in impaired finance receivables and the related unpaid principal balances and allowance for the Customer portfolio segment were as follows:

(Millions of dollars)
	As of June 30, 2019			As of December 31, 2018
Impaired Finance Receivables With No Allowance Recorded	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
North America	$11	$11	$—	$10	$10	$—
EAME	1	1	—	1	1	—
Asia/Pacific	—	—	—	1	1	—
Mining	26	26	—	33	33	—
Latin America	21	21	—	29	29	—
Caterpillar Power Finance	52	52	—	69	83	—
Total	$111	$111	$—	$143	$157	$—
Impaired Finance Receivables With An Allowance Recorded
North America	$28	$28	$10	$40	$41	$14
EAME	101	101	56	92	92	57
Asia/Pacific	10	10	3	4	4	2
Mining	63	62	20	56	55	26
Latin America	70	69	26	75	75	25
Caterpillar Power Finance	406	420	151	449	455	164
Total	$678	$690	$266	$716	$722	$288
Total Impaired Finance Receivables
North America	$39	$39	$10	$50	$51	$14
EAME	102	102	56	93	93	57
Asia/Pacific	10	10	3	5	5	2
Mining	89	88	20	89	88	26
Latin America	91	90	26	104	104	25
Caterpillar Power Finance	458	472	151	518	538	164
Total	$789	$801	$266	$859	$879	$288

UNAUDITED

(Millions of dollars)
	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
Impaired Finance Receivables With No Allowance Recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
North America	$10	$—	$18	$1
EAME	1	—	7	—
Asia/Pacific	—	—	29	—
Mining	29	1	45	1
Latin America	20	1	43	—
Caterpillar Power Finance	41	—	189	1
Total	$101	$2	$331	$3
Impaired Finance Receivables With An Allowance Recorded
North America	$35	$—	$56	$—
EAME	94	—	48	1
Asia/Pacific	9	—	5	—
Mining	39	—	64	1
Latin America	74	2	65	1
Caterpillar Power Finance	443	4	356	3
Total	$694	$6	$594	$6
Total Impaired Finance Receivables
North America	$45	$—	$74	$1
EAME	95	—	55	1
Asia/Pacific	9	—	34	—
Mining	68	1	109	2
Latin America	94	3	108	1
Caterpillar Power Finance	484	4	545	4
Total	$795	$8	$925	$9

UNAUDITED

(Millions of dollars)
	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
Impaired Finance Receivables With No Allowance Recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
North America	$10	$—	$18	$1
EAME	1	—	23	—
Asia/Pacific	—	—	31	1
Mining	30	1	78	2
Latin America	23	1	44	1
Caterpillar Power Finance	51	1	178	3
Total	$115	$3	$372	$8
Impaired Finance Receivables With An Allowance Recorded
North America	$37	$1	$53	$1
EAME	94	1	32	1
Asia/Pacific	8	—	6	—
Mining	42	1	36	1
Latin America	75	3	76	2
Caterpillar Power Finance	446	7	355	4
Total	$702	$13	$558	$9
Total Impaired Finance Receivables
North America	$47	$1	$71	$2
EAME	95	1	55	1
Asia/Pacific	8	—	37	1
Mining	72	2	114	3
Latin America	98	4	120	3
Caterpillar Power Finance	497	8	533	7
Total	$817	$16	$930	$17

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

As of June 30, 2019 and December 31, 2018, there were $78 million in finance receivables on non-accrual status for the Dealer portfolio segment, all of which was in Latin America. The recorded investment in Customer finance receivables on non-accrual status was as follows:

(Millions of dollars)	June 30, 2019	December 31, 2018
North America	$37	$77
EAME	165	154
Asia/Pacific	13	4
Mining	20	50
Latin America	98	106
Caterpillar Power Finance	447	416
Total	$780	$807

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

As of June 30, 2019 and December 31, 2018, there were no additional funds committed to lend to a borrower whose terms have been modified in a TDR.

There were no finance receivables modified as TDRs during the three and six months ended June 30, 2019 and 2018 for the Dealer or Caterpillar Purchased Receivables portfolio segments. Our recorded investment in finance receivables in the Customer portfolio segment modified as TDRs were as follows:

(Dollars in millions)	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
North America	8	$5	$4	17	$7	$7
EAME	2	10	10	—	—	—
Asia/Pacific	—	—	—	—	—	—
Mining	1	6	6	—	—	—
Latin America	4	2	2	—	—	—
Caterpillar Power Finance	7	47	47	2	50	17
Total	22	$70	$69	19	$57	$24

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
North America	8	$5	$4	30	$13	$13
EAME	21	21	17	—	—	—
Asia/Pacific	—	—	—	—	—	—
Mining	1	6	6	1	29	29
Latin America	4	2	2	1	3	3
Caterpillar Power Finance	15	98	97	5	53	20
Total	49	$132	$126	37	$98	$65

4.	Leases

A.	Lessor Arrangements

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

UNAUDITED

The residual values for leased assets, which are an estimate of the market value of leased equipment at the end of the lease term, are based on an analysis of historical wholesale market sales prices, projected forward on a level trend line without consideration for inflation or possible future pricing action. At the inception of the lease, residual values are estimated with consideration of the following critical factors: market size and demand, any known significant market/product trends, total expected hours of usage, machine configuration, application, location, model changes, quantities, past remarketing experience, third-party residual guarantees and contractual customer purchase options. Many of these factors are gathered in an application survey that is completed prior to quotation. The lease agreement also clearly defines applicable return conditions and remedies for non-compliance, to ensure that the leased equipment will be in good operating condition upon return. Model changes and updates, as well as market strength and product acceptance, are monitored and adjustments are made to residual values in accordance with the significance of any such changes. Our sales staff work closely with customers and dealers to manage the sale of lease returns and the recovery of residual exposure.

The residuals for leases classified as operating leases are included in Equipment on operating leases, net in the Consolidated Statements of Financial Position. The residuals for leases classified as finance leases are included in Finance receivables, net in the Consolidated Statements of Financial Position.

During the term of our operating leases, we evaluate the carrying value of our equipment on a regular basis taking into consideration expected residual values at lease termination. Adjustments to depreciation expense reflecting revised estimates of expected residual values at the end of the lease terms are recorded prospectively on a straight-line basis. For finance leases, residual value adjustments are recognized through a reduction of finance revenue.

Contractual maturities for finance lease receivables (classified as sales-type and direct finance leases) were as follows:

(Millions of dollars)	June 30, 2019
Amounts due in	Retail leases	Wholesale leases	Total
Remaining six months of 2019	$1,834	$14	$1,848
2020	2,606	21	2,627
2021	1,543	14	1,557
2022	716	6	722
2023	302	3	305
Thereafter	149	2	151
Total	7,150	60	7,210
Guaranteed residual value	411	33	444
Unguaranteed residual value	835	2	837
Unearned income	(713)	(6)	(719)
Total	$7,683	$89	$7,772

(Millions of dollars)	December 31, 2018
Amounts due in	Retail leases	Wholesale leases	Total
2019	$3,024	$29	$3,053
2020	2,055	21	2,076
2021	1,092	12	1,104
2022	465	5	470
2023	171	2	173
Thereafter	62	2	64
Total	6,869	71	6,940
Guaranteed residual value	416	42	458
Unguaranteed residual value	854	3	857
Unearned income	(640)	(7)	(647)
Total	$7,499	$109	$7,608

UNAUDITED

Our finance lease receivables generally may be repaid or refinanced without penalty prior to contractual maturity and we also sell finance lease receivables to third parties to mitigate the concentration of credit risk with certain customers.  Accordingly, this presentation should not be regarded as a forecast of future cash collections.

Components of equipment on operating leases, less accumulated depreciation, were as follows:

(Millions of dollars)
	June 30, 2019	December 31, 2018
Equipment on operating leases, at cost	$5,249	$5,201
Less: Accumulated depreciation	(1,674)	(1,639)
Equipment on operating leases, net (1)	$3,575	$3,562

(1) Includes $66 million and $45 million of operating leases with Caterpillar as of June 30, 2019 and December 31, 2018, respectively.

The carrying amount of residual assets covered by residual value guarantees and subject to operating leases was $21 million and $25 million as of June 30, 2019 and December 31, 2018, respectively.

At June 30, 2019, payments due for operating leases were as follows:

(Millions of dollars)
Remaining Six Months of 2019	2020	2021	2022	2023	Thereafter	Total
$525	$620	$346	$165	$69	$31	$1,756

At December 31, 2018, scheduled minimum rental payments for operating leases were as follows:

(Millions of dollars)
2019	2020	2021	2022	2023	Thereafter	Total
$808	$503	$257	$115	$41	$15	$1,739

We also sell operating lease receivables to third parties to mitigate the concentration of credit risk with certain customers.  Accordingly, this presentation should not be regarded as a forecast of future cash collections.

Revenue from finance and operating leases were as follows:

(Millions of dollars)
	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Finance lease revenue (included in retail and wholesale finance revenue)	$135	$253
Operating lease revenue	257	515
Total	$392	$768

We typically pay property taxes on tax leases directly to the taxing authorities and invoice the lessee for reimbursement. These property tax reimbursements are accounted for as variable lease payments and are included in Operating lease revenues in the Consolidated Statements of Profit. We individually assess our operating lease receivables for impairment. If collectability of a recorded operating lease receivable is not considered probable, we recognize a current-period adjustment against operating lease revenue.

UNAUDITED

B.	Lessee Arrangements

We lease certain property, vehicles and other equipment primarily through operating leases. We recognize a lease liability and corresponding right-of-use asset based on the present value of lease payments. To determine the present value of lease payments for most of our leases, we use our incremental borrowing rate based on information available on the lease commencement date. We have elected not to separate payments for lease components from non-lease components. Our lease agreements may include options to extend or terminate the lease. When it is reasonably certain that we will exercise that option, we have included the option in the recognition of right-of-use assets and lease liabilities. Our variable lease costs primarily include maintenance, taxes and insurance. We have elected not to recognize right-of-use assets or lease liabilities for leases with a term of twelve months or less.

Our finance leases are not significant and therefore are not included in the following disclosures.

The components of lease cost were as follows:

(Millions of dollars)
	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$2	$4
Short-term lease cost	$1	$1
Variable lease cost	$—	$—

Supplemental information related to operating leases was as follows:

(Millions of dollars)
	Consolidated Statements of Financial Position Location	June 30, 2019	January 1, 2019
Right-of-use assets	Other assets	$20	$22
Lease liabilities	Other liabilities	$20	$23
Weighted average remaining lease term		4 years	4 years
Weighted average discount rate		2.6%	2.6%

At June 30, 2019, maturities of operating lease liabilities were as follows:

(Millions of dollars)
Remaining six months of 2019	$4
2020	6
2021	4
2022	3
2023	2
Thereafter	2
Total lease payments	21
Less: imputed interest	(1)
Total	$20

UNAUDITED

At December 31, 2018, minimum payments for operating leases having initial non-cancelable terms in excess of one year were as follows:

(Millions of dollars)
2019	$8
2020	6
2021	4
2022	2
2023	2
Thereafter	2
Total	$24

Supplemental cash flow information related to operating leases was as follows:

(Millions of dollars)
Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$4
Right-of-use assets obtained in exchange for operating lease obligations(1)	$24

(1) Includes a $23 million impact of initial recognition of right-of-use assets and lease liabilities.

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

As of June 30, 2019, $3 million of deferred net losses, net of tax, included in equity (AOCI in the Consolidated Statements of Financial Position), related to our floating-to-fixed interest rate contracts, are expected to be reclassified to Interest expense over the next twelve months.  The actual amount recorded in Interest expense will vary based on interest rates at the time the hedged transactions impact earnings.

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

The location and fair value of derivative instruments reported in the Consolidated Statements of Financial Position were as follows:

(Millions of dollars)		Asset (Liability) Fair Value
	Consolidated Statements of Financial Position Location	June 30, 2019	December 31, 2018
Designated derivatives
Interest rate contracts	Other assets	$6	$4
Interest rate contracts	Accrued expenses	(71)	(40)
Cross currency contracts	Other assets	62	88
Cross currency contracts	Accrued expenses	(17)	(9)
		$(20)	$43
Undesignated derivatives
Foreign exchange contracts	Other assets	$11	$15
Foreign exchange contracts	Accrued expenses	(18)	(12)
Cross currency contracts	Other assets	5	5
Cross currency contracts	Accrued expenses	(2)	(2)
		$(4)	$6

UNAUDITED

The total notional amount of our derivative instruments was $8.74 billion and $10.21 billion as of June 30, 2019 and December 31, 2018, respectively. The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties. The amounts exchanged by the parties are calculated by reference to the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates and interest rates.

The effect of derivatives designated as hedging instruments on the Consolidated Statements of Profit was as follows:

Cash Flow Hedges
(Millions of dollars)	Three Months Ended June 30, 2019
		Recognized in Earnings
	Amounts of Gains (Losses) Recognized in AOCI	Classification	Amounts of Gains (Losses) Reclassified from AOCI	Amount of the line items in the Consolidated Statements of Profit
Interest rate contracts	$(34)	Interest expense	$—	$(200)
Cross currency contracts	10	Other income (expense)	(4)	(6)
		Interest expense	7	(200)
	$(24)		$3

	Three Months Ended June 30, 2018
		Recognized in Earnings
	Amounts of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$5	Interest expense	$—	$—
Cross currency contracts	123	Other income (expense)	119	—
		Interest expense	5	—
	$128		$124	$—

	Six Months Ended June 30, 2019
		Recognized in Earnings
	Amounts of Gains (Losses) Recognized in AOCI	Classification	Amounts of Gains (Losses) Reclassified from AOCI	Amount of the line items in the Consolidated Statements of Profit
Interest rate contracts	$(60)	Interest expense	$1	$(401)
Cross currency contracts	32	Other income (expense)	2	(10)
		Interest expense	14	(401)
	$(28)		$17

	Six Months Ended June 30, 2018
		Recognized in Earnings
	Amounts of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$5	Interest expense	$1	$—
Cross currency contracts	90	Other income (expense)	90	—
		Interest expense	8	—
	$95		$99	$—

UNAUDITED

The effect of derivatives not designated as hedging instruments on the Consolidated Statements of Profit was as follows:

(Millions of dollars)		Three Months Ended June 30,
	Classification	2019	2018
Foreign exchange contracts	Other income (expense)	$(9)	$18
Cross currency contracts	Other income (expense)	(1)	5
		$(10)	$23

		Six Months Ended June 30,
	Classification	2019	2018
Foreign exchange contracts	Other income (expense)	$(38)	$11
Cross currency contracts	Other income (expense)	(1)	5
		$(39)	$16

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

Collateral is generally not required of the counterparties or us under the master netting agreements. As of June 30, 2019 and December 31, 2018, no cash collateral was received or pledged under the master netting agreements.

The effect of net settlement provisions of the master netting agreements on our derivative balances upon an event of default or a termination event was as follows:

Offsetting of Derivative Assets and Liabilities
(Millions of dollars)	June 30, 2019	December 31, 2018
Derivative Assets
Gross Amount of Recognized Assets	$84	$112
Gross Amounts Offset	—	—
Net Amount of Assets(1)	84	112
Gross Amounts Not Offset	(19)	(34)
Net Amount	$65	$78

Derivative Liabilities
Gross Amount of Recognized Liabilities	$(108)	$(63)
Gross Amounts Offset	—	—
Net Amount of Liabilities(1)	(108)	(63)
Gross Amounts Not Offset	19	34
Net Amount	$(89)	$(29)

(1) As presented in the Consolidated Statements of Financial Position.

UNAUDITED

6.	Accumulated Other Comprehensive Income/(Loss)

Comprehensive income/(loss) and its components are presented in the Consolidated Statements of Comprehensive Income. Changes in Accumulated other comprehensive income/(loss), net of tax, included in the Consolidated Statements of Changes in Shareholder's Equity, consisted of the following:

(Millions of dollars)	Foreign currency translation	Derivative financial instruments	Total
Three Months Ended June 30, 2018
Balance at March 31, 2018	$(522)	$(11)	$(533)
Other comprehensive income/(loss) before reclassifications	(254)	99	(155)
Amounts reclassified from accumulated other comprehensive (income)/loss	—	(96)	(96)
Other comprehensive income/(loss)	(254)	3	(251)
Balance at June 30, 2018	$(776)	$(8)	$(784)

Three Months Ended June 30, 2019
Balance at March 31, 2019	$(778)	$(51)	$(829)
Other comprehensive income/(loss) before reclassifications	20	(19)	1
Amounts reclassified from accumulated other comprehensive (income)/loss	—	(3)	(3)
Other comprehensive income/(loss)	20	(22)	(2)
Balance at June 30, 2019	$(758)	$(73)	$(831)

Six Months Ended June 30, 2018
Balance at December 31, 2017	$(587)	$(5)	$(592)
Other comprehensive income/(loss) before reclassifications	(189)	73	(116)
Amounts reclassified from accumulated other comprehensive (income)/loss	—	(76)	(76)
Other comprehensive income/(loss)	(189)	(3)	(192)
Balance at June 30, 2018	$(776)	$(8)	$(784)

Six Months Ended June 30, 2019
Balance at December 31, 2018	$(889)	$(36)	$(925)
Other comprehensive income/(loss) before reclassifications	33	(22)	11
Amounts reclassified from accumulated other comprehensive (income)/loss	—	(14)	(14)
Adjustment to adopt new accounting guidance(1)	98	(1)	97
Other comprehensive income/(loss)	131	(37)	94
Balance at June 30, 2019	$(758)	$(73)	$(831)

(1) See Note 2 regarding new accounting guidance related to reclassification of certain tax effects from accumulated other comprehensive income/(loss).

UNAUDITED

The effect of the reclassifications out of Accumulated other comprehensive income/(loss) on the Consolidated Statements of Profit was as follows:

(Millions of dollars)		Three Months Ended June 30,		Six Months Ended June 30,
Derivative financial instruments	Classification of income (expense)	2019	2018	2019	2018
Cross currency contracts	Other income (expense)	$(4)	$119	$2	$90
Cross currency contracts	Interest expense	7	5	14	8
Interest rate contracts	Interest expense	—	—	1	1
Reclassifications before tax		3	124	17	99
Tax (provision) benefit		—	(28)	(3)	(23)
Total reclassifications from Accumulated other comprehensive income/(loss)		$3	$96	$14	$76

7.	Segment Information

A.     Basis for Segment Information

We report information internally for operating segments based on management responsibility. Our operating segments provide financing alternatives to customers and dealers around the world for Caterpillar products, as well as financing for vehicles, power generation facilities and marine vessels that, in most cases, incorporate Caterpillar products. Financing plans include operating and finance leases, installment sale contracts, working capital loans and wholesale financing plans within each of the respective segments.

B.     Description of Segments

We have six operating segments that offer financing services. Following is a brief description of our segments:

•	North America - Includes our operations in the United States and Canada.

•	EAME - Includes our operations in Europe, Africa, the Middle East and the Commonwealth of Independent States.

•	Asia/Pacific - Includes our operations in Australia, New Zealand, China, Japan, Southeast Asia and India.

•	Latin America - Includes our operations in Mexico and Central and South American countries.

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

•	Timing - Timing differences in the recognition of costs between segment reporting and consolidated external reporting.

UNAUDITED

•	Methodology - Methodology differences between segment reporting and consolidated external reporting are as follows:

◦	Segment assets include off-balance sheet managed assets for which we maintain servicing responsibilities.

◦	The impact of differences between the actual leverage and the segment leverage ratios.

◦	Interest expense includes realized forward points on foreign currency forward contracts.

◦	The net gain or loss from interest rate derivatives.

Supplemental segment data and reconciliations to consolidated external reporting for the three months ended June 30 was as follows:

(Millions of dollars) 2019	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at June 30, 2019	Capital expenditures
North America	$414	$131	$99	$146	$2	$15,990	$388
EAME	73	22	13	17	(2)	4,917	18
Asia/Pacific	105	52	29	3	5	4,737	4
Latin America	62	3	25	5	13	3,040	17
Caterpillar Power Finance	26	(33)	11	1	42	1,856	—
Mining	70	7	14	32	11	2,393	26
Total Segments	750	182	191	204	71	32,933	453
Unallocated	15	(83)	65	—	—	2,140	6
Timing	(8)	(4)	—	—	—	22	—
Methodology	—	46	(56)	—	—	(201)	—
Inter-segment Eliminations (1)	—	—	—	—	—	(329)	—
Total	$757	$141	$200	$204	$71	$34,565	$459

2018	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at December 31, 2018	Capital expenditures
North America	$378	$105	$91	$144	$8	$15,632	$456
EAME	71	5	13	19	13	4,862	22
Asia/Pacific	95	44	30	4	(1)	4,639	3
Latin America	63	(20)	25	8	36	2,972	19
Caterpillar Power Finance	31	(36)	15	—	46	2,259	—
Mining	70	11	15	33	2	2,234	31
Total Segments	708	109	189	208	104	32,598	531
Unallocated	23	(65)	62	1	—	1,957	2
Timing	(8)	9	—	—	—	55	—
Methodology	—	47	(61)	—	—	(159)	—
Inter-segment Eliminations (1)	—	—	—	—	—	(270)	—
Total	$723	$100	$190	$209	$104	$34,181	$533

 (1) Elimination is primarily related to intercompany loans.

UNAUDITED

Supplemental segment data and reconciliations to consolidated external reporting for the six months ended June 30 was as follows:

(Millions of dollars) 2019	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at June 30, 2019	Capital expenditures
North America	$815	$247	$196	$290	$9	$15,990	$567
EAME	145	46	27	34	(3)	4,917	41
Asia/Pacific	199	94	59	6	8	4,737	10
Latin America	122	6	48	11	29	3,040	19
Caterpillar Power Finance	55	(49)	24	1	68	1,856	—
Mining	139	19	28	64	13	2,393	59
Total Segments	1,475	363	382	406	124	32,933	696
Unallocated	34	(166)	129	—	—	2,140	9
Timing	(16)	(9)	—	—	—	22	—
Methodology	—	95	(110)	—	—	(201)	—
Inter-segment Eliminations (1)	—	—	—	—	—	(329)	—
Total	$1,493	$283	$401	$406	$124	$34,565	$705

2018	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at December 31, 2018	Capital expenditures
North America	$739	$200	$173	$279	$25	$15,632	$666
EAME	139	12	23	39	24	4,862	36
Asia/Pacific	177	84	55	10	(5)	4,639	7
Latin America	132	(16)	54	15	48	2,972	27
Caterpillar Power Finance	65	(39)	27	1	64	2,259	—
Mining	132	16	30	63	8	2,234	64
Total Segments	1,384	257	362	407	164	32,598	800
Unallocated	45	(132)	120	1	—	1,957	94
Timing	(16)	6	—	—	7	55	—
Methodology	—	93	(118)	—	—	(159)	—
Inter-segment Eliminations (1)	—	—	—	—	—	(270)	—
Total	$1,413	$224	$364	$408	$171	$34,181	$894

(1) Elimination is primarily related to intercompany loans.

8.	Guarantees

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

No significant loss has been experienced or is anticipated under any of these guarantees.  At June 30, 2019 and December 31, 2018, the related recorded liability was $1 million and less than $1 million, respectively. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees was $99 million and $97 million at June 30, 2019 and December 31, 2018, respectively.

UNAUDITED

We provide guarantees to repurchase certain loans of Caterpillar dealers from a special purpose corporation (SPC) that qualifies as a VIE (see Note 1 for additional information regarding the accounting guidance on the consolidation of VIEs).  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  We have a loan purchase agreement with the SPC that obligates us to purchase certain loans that are not paid at maturity.  We receive a fee for providing this guarantee, which provides a source of liquidity for the SPC.  We are the primary beneficiary of the SPC as our guarantees result in us having both the power to direct the activities that most significantly impact the SPC's economic performance and the obligation to absorb losses and therefore we have consolidated the financial statements of the SPC. As of June 30, 2019 and December 31, 2018, the SPC’s assets of $1.37 billion and $1.15 billion, respectively, were primarily comprised of loans to dealers, which are included in Finance receivables, net in the Consolidated Statements of Financial Position, and the SPC's liabilities of $1.37 billion and $1.15 billion, respectively, were primarily comprised of commercial paper, which is included in Short-term borrowings in the Consolidated Statements of Financial Position.  The assets of the SPC are not available to pay our creditors. We may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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

Derivative financial instruments are measured on a recurring basis at fair value and are classified as Level 2 measurements.   We had derivative financial instruments in a net liability position included in our Consolidated Statements of Financial Position of $24 million as of June 30, 2019, and in a net asset position of $49 million as of December 31, 2018.

UNAUDITED

Impaired loans
Our impaired loans are subject to measurement at fair value on a nonrecurring basis and are classified as Level 3 measurements. A loan is considered impaired when management determines that collection of contractual amounts due is not probable. In these cases, an allowance for credit losses may be established based either on the present value of expected future cash flows discounted at the receivables' effective interest rate, the fair value of the collateral for collateral-dependent receivables or the observable market price of the receivable. In determining collateral value, we estimate the current fair market value of the collateral less selling costs. We had impaired loans carried at the fair value of $417 million and $469 million as of June 30, 2019 and December 31, 2018, respectively.

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

Please refer to the table below for the fair values of our financial instruments.

(Millions of dollars)	June 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Cash and cash equivalents	$760	$760	$766	$766	1
Restricted cash and cash equivalents(2)	$4	$4	$7	$7	1
Finance receivables, net (excluding finance leases(1))	$20,530	$20,733	$20,451	$20,510	3	Note 3
Interest rate contracts:
In a receivable position	$6	$6	$4	$4	2	Note 5
In a payable position	$(71)	$(71)	$(40)	$(40)	2	Note 5
Cross currency contracts:
In a receivable position	$67	$67	$93	$93	2	Note 5
In a payable position	$(19)	$(19)	$(11)	$(11)	2	Note 5
Foreign exchange contracts:
In a receivable position	$11	$11	$15	$15	2	Note 5
In a payable position	$(18)	$(18)	$(12)	$(12)	2	Note 5
Short-term borrowings	$(5,266)	$(5,266)	$(5,723)	$(5,723)	1
Long-term debt	$(23,342)	$(23,596)	$(22,815)	$(22,684)	2
Guarantees	$(1)	$(1)	$—	$—	3	Note 8

(1) Represents finance leases and failed sale leasebacks of $7.77 billion as of June 30, 2019 and finance leases of $7.47 billion as of December 31, 2018.
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

The provision for income taxes reflects an estimated annual tax rate of 29 percent in the second quarter of 2019, excluding the discrete item discussed in the following paragraph, compared with 24 percent in the second quarter of 2018. The increase in the estimated annual tax rate is primarily due to changes in the geographic mix of profits.

The provision for income taxes in the second quarter of 2019 also included a $13 million charge for a valuation allowance against the deferred tax assets of a non-U.S. subsidiary.

UNAUDITED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We reported second-quarter 2019 revenues of $757 million, an increase of $34 million, or 5 percent, compared with the second quarter of 2018. Second-quarter 2019 profit was $79 million, an $8 million, or 11 percent, increase from the second quarter of 2018.

The increase in revenues was primarily due to a $26 million favorable impact from higher average financing rates and a $14 million favorable impact from higher average earning assets, partially offset by a $10 million unfavorable impact due to the termination of a committed credit facility with Caterpillar and the absence of the related fees.

Second-quarter 2019 profit before income taxes was $141 million, a $41 million, or 41 percent, increase from the second quarter of 2018. The increase was primarily due to a $33 million decrease in provision for credit losses and a $28 million increase in net yield on average earning assets. These favorable impacts were partially offset by a $14 million increase in general, operating and administrative expenses and the $10 million unfavorable impact mentioned above related to the termination of a committed credit facility with Caterpillar.

The provision for income taxes reflects an estimated annual tax rate of 29 percent in the second quarter of 2019, excluding the discrete item discussed in the following paragraph, compared with 24 percent in the second quarter of 2018. The increase in the estimated annual tax rate is primarily due to changes in the geographic mix of profits.

The provision for income taxes in the second quarter of 2019 also included a $13 million charge for a valuation allowance against the deferred tax assets of a non-U.S. subsidiary.

During the second quarter of 2019, retail new business volume was $3.35 billion, a decrease of $210 million, or 6 percent, from the second quarter of 2018. The decrease was primarily driven by lower volume in Asia/Pacific, North America and EAME, partially offset by higher volume in Mining.

At the end of the second quarter of 2019, past dues were 3.38 percent, compared with 3.16 percent at the end of the second quarter of 2018. The increase in past dues was primarily driven by EAME. Write-offs, net of recoveries, were $74 million for the second quarter of 2019, compared with $80 million for the second quarter of 2018. As of June 30, 2019, the allowance for credit losses totaled $523 million, or 1.81 percent of our recorded investment in finance receivables, compared with $534 million, or 1.89 percent of our recorded investment in finance receivables at March 31, 2019. The allowance for credit losses at year-end 2018 was $511 million, or 1.80 percent of our recorded investment in finance receivables.

UNAUDITED

SECOND QUARTER 2019 COMPARED WITH SECOND QUARTER 2018

Consolidated Total Revenues

The chart above graphically illustrates reasons for the change in Consolidated Total Revenues between second quarter 2018 (at left) and second quarter 2019 (at right). Items favorably impacting total revenues appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting total revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Retail revenue for the second quarter of 2019 was $350 million, an increase of $22 million from the same period in 2018. The increase was due to a $26 million favorable impact from higher interest rates on retail finance receivables, partially offset by a $4 million unfavorable impact from lower average earning assets. For the quarter ended June 30, 2019, retail average earning assets were $22.87 billion, a decrease of $255 million from the same period in 2018. The annualized average yield was 6.13 percent for the second quarter of 2019, compared with 5.66 percent for the second quarter of 2018.

Operating lease revenue for the second quarter of both 2019 and 2018 was $257 million. A $5 million favorable impact from property tax revenues on operating leases as a result of the new lease accounting guidance was offset by a $4 million unfavorable impact from lower average earning assets and a $1 million unfavorable impact from lower average rental rates on operating leases.

Wholesale revenue for the second quarter of 2019 was $131 million, an increase of $26 million from the same period in 2018. The increase was due to an $18 million favorable impact from higher average earning assets and an $8 million favorable impact from higher interest rates on wholesale finance receivables. For the quarter ended June 30, 2019, wholesale average earning assets were $5.76 billion, an increase of $839 million from the same period in 2018. The annualized average yield was 9.13 percent for the second quarter of 2019, compared with 8.51 percent for the second quarter of 2018.

Other revenue, net items were as follows:

(Millions of dollars)	Three Months Ended June 30,
	2019	2018	$ Change
Finance receivable and operating lease fees (including late charges)	$15	$19	$(4)
Fees on committed credit facility extended to Caterpillar	—	10	(10)
Interest income on Notes Receivable from Caterpillar	8	7	1
Net loss on returned or repossessed equipment	(7)	(7)	—
Miscellaneous other revenue, net	3	4	(1)
Total Other revenue, net	$19	$33	$(14)

There was a $15 million unfavorable impact from currency on revenues in the second quarter of 2019. Currency represents the net translation impact resulting from changes in foreign currency exchange rates versus the U.S. dollar and is included in all financial statement line items and each of the items included in the above analysis.

UNAUDITED

Consolidated Profit Before Income Taxes

(1) Analysis excludes $5 million in offsetting revenues and expenses for property taxes on operating leases.
The chart above graphically illustrates reasons for the change in Consolidated Profit Before Income Taxes between second quarter 2018 (at left) and second quarter 2019 (at right). Items favorably impacting profit before income taxes appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting profit before income taxes appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Profit before income taxes was $141 million for the second quarter of 2019, compared with $100 million for the second quarter of 2018. The increase was primarily due to a $33 million decrease in provision for credit losses and a $28 million increase in net yield on average earning assets. These favorable impacts were partially offset by a $14 million increase in general, operating and administrative expenses and a $10 million unfavorable impact due to the termination of a committed credit facility with Caterpillar and the absence of the related fees.

There was a $7 million unfavorable impact from currency on profit before income taxes in the second quarter of 2019. Currency represents the net translation impact resulting from changes in foreign currency exchange rates versus the U.S. dollar and is included in all financial statement line items and each of the items included in the above analysis.

Provision for Income Taxes
The provision for income taxes reflects an estimated annual tax rate of 29 percent in the second quarter of 2019, excluding the discrete item discussed in the following paragraph, compared with 24 percent in the second quarter of 2018. The increase in the estimated annual tax rate is primarily due to changes in the geographic mix of profits.

The provision for income taxes in the second quarter of 2019 also included a $13 million charge for a valuation allowance against the deferred tax assets of a non-U.S. subsidiary.

UNAUDITED

SIX MONTHS ENDED JUNE 30, 2019 VS. SIX MONTHS ENDED JUNE 30, 2018

Consolidated Total Revenues

The chart above graphically illustrates reasons for the change in Consolidated Total Revenues between June YTD 2018 (at left) and June YTD 2019 (at right). Items favorably impacting total revenues appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting total revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Retail revenue for the first six months of 2019 was $685 million, an increase of $40 million from the same period in 2018. The increase was due to a $47 million favorable impact from higher interest rates on retail finance receivables, partially offset by a $7 million unfavorable impact from lower average earning assets. For the six months ended June 30, 2019, retail average earning assets were $22.93 billion, a decrease of $239 million from the same period in 2018. The annualized average yield was 5.98 percent for the first six months of 2019, compared with 5.57 percent for the same period in 2018.

Operating lease revenue for the first six months of 2019 was $515 million, an increase of $14 million from the same period in 2018. The increase was due to a $10 million favorable impact from property tax revenues on operating leases as a result of the new lease accounting guidance and a $9 million favorable impact from higher average rental rates on operating leases, partially offset by a $5 million unfavorable impact from lower average earning assets.

Wholesale revenue for the first six months of 2019 was $250 million, an increase of $54 million from the same period in 2018. The increase was due to a $42 million favorable impact from higher average earning assets and a $12 million favorable impact from higher interest rates on wholesale finance receivables. For the six months ended June 30, 2019, wholesale average earning assets were $5.60 billion, an increase of $978 million from the same period in 2018. The annualized average yield was 8.94 percent for the first six months of 2019, compared with 8.49 percent for the same period in 2018.

Other revenue, net items were as follows:

(Millions of dollars)	Six Months Ended June 30,
	2019	2018	$ Change
Finance receivable and operating lease fees (including late charges)	$30	$37	$(7)
Fees on committed credit facility extended to Caterpillar	5	20	(15)
Interest income on Notes Receivable from Caterpillar	15	14	1
Net loss on returned or repossessed equipment	(15)	(7)	(8)
Miscellaneous other revenue, net	8	7	1
Total Other revenue, net	$43	$71	$(28)

There was a $31 million unfavorable impact from currency on revenues in the first six months of 2019. Currency represents the net translation impact resulting from changes in foreign currency exchange rates versus the U.S. dollar and is included in all financial statement line items and each of the items included in the above analysis.

UNAUDITED

Consolidated Profit Before Income Taxes

(1) Analysis excludes $10 million in offsetting revenues and expenses for property taxes on operating leases.
The chart above graphically illustrates reasons for the change in Consolidated Profit Before Income Taxes between June YTD 2018 (at left) and June YTD 2019 (at right). Items favorably impacting profit before income taxes appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting profit before income taxes appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Profit before income taxes was $283 million for the first six months of 2019, compared with $224 million for the same period in 2018. The increase was primarily due to a $47 million decrease in provision for credit losses and a $42 million increase in net yield on average earning assets. These favorable impacts were partially offset by a $23 million increase in general, operating and administrative expenses and a $15 million unfavorable impact due to the termination of a committed credit facility with Caterpillar and the absence of the related fees.

There was a $12 million unfavorable impact from currency on profit before income taxes in the first six months of 2019. Currency represents the net translation impact resulting from changes in foreign currency exchange rates versus the U.S. dollar and is included in all financial statement line items and each of the items included in the above analysis.

Provision for Income Taxes
The provision for income taxes reflects an estimated annual tax rate of 29 percent for the first six months of 2019, excluding the discrete item discussed in the following paragraph, compared with 24 percent for the same period in 2018. The increase in the estimated annual tax rate is primarily due to changes in the geographic mix of profits.

The provision for income taxes for the first six months of 2019 also included a $13 million charge for a valuation allowance against the deferred tax assets of a non-U.S. subsidiary.

UNAUDITED

Finance Receivables and Equipment on Operating Leases

New Business Volume

(Millions of dollars)	Six Months Ended June 30,
	2019	2018	$ Change
New retail financing	$4,967	$5,269	$(302)
New operating lease activity	730	828	(98)
New wholesale financing	23,566	21,935	1,631
Total	$29,263	$28,032	$1,231

New retail financing decreased primarily due to lower volume in Asia/Pacific, North America and EAME, partially offset by higher volume in Mining. New operating lease activity (which is substantially related to retail) decreased primarily due to lower rentals of Caterpillar equipment in North America. New wholesale financing increased primarily due to higher purchases of trade receivables from Caterpillar.

Total Managed Portfolio
We define total portfolio as finance receivables, net plus equipment on operating leases, net. We also manage and service receivables and leases that have been sold by us to third parties with limited or no recourse in order to mitigate our concentration of credit risk with certain customers.  These assets are not available to pay our creditors. Total managed portfolio was as follows:

(Millions of dollars)	June 30, 2019	December 31, 2018	$ Change
Finance receivables, net	$28,297	$27,923	$374
Equipment on operating leases, net	3,575	3,562	13
Total portfolio	$31,872	$31,485	$387

Retail loans, net	$163	$130	$33
Retail leases, net	90	100	(10)
Operating leases	20	25	(5)
Total off-balance sheet managed assets	$273	$255	$18

Total managed portfolio	$32,145	$31,740	$405

Total Portfolio Metrics
At the end of the second quarter of 2019, past dues were 3.38 percent, compared with 3.16 percent at the end of the second quarter of 2018. The increase in past dues was primarily driven by EAME. Total non-performing finance receivables, which represent finance receivables currently on non-accrual status, were $858 million and $885 million at June 30, 2019 and December 31, 2018, respectively. Total non-performing finance receivables as a percentage of our recorded investment in finance receivables were 2.98 percent and 3.11 percent at June 30, 2019 and December 31, 2018, respectively.

Our allowance for credit losses as of June 30, 2019 was $523 million or 1.81 percent of our recorded investment in finance receivables compared with $511 million or 1.80 percent as of December 31, 2018. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and current economic conditions. We believe our allowance is sufficient to provide for losses inherent in our existing finance receivable portfolio as of June 30, 2019.

UNAUDITED

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity provide us with the ability to meet our financial obligations on a timely basis.  Maintaining and managing adequate capital and liquidity resources includes management of funding sources and their utilization based on current, future and contingent needs. Throughout the second quarter of 2019, we experienced favorable liquidity conditions. We ended the second quarter of 2019 with $760 million of cash, a decrease of $6 million from year-end 2018. Our cash balances are held in numerous locations throughout the world with approximately $337 million held by our non-U.S. subsidiaries. Amounts held by non-U.S. subsidiaries are available for general corporate use and could be used in the U.S. without incurring significant additional U.S. taxes. We expect to meet our U.S. funding needs without repatriating undistributed profits that are indefinitely reinvested outside the U.S.

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

Total borrowings outstanding as of June 30, 2019 were $29.92 billion, a decrease of $141 million over December 31, 2018. Outstanding borrowings were as follows:

(Millions of dollars)	June 30, 2019	December 31, 2018
Medium-term notes, net of unamortized discount and debt issuance costs	$22,672	$22,169
Commercial paper, net of unamortized discount	4,434	4,759
Bank borrowings – long-term	670	646
Bank borrowings – short-term	434	526
Variable denomination floating rate demand notes	398	438
Notes payable to Caterpillar	1,307	1,518
Total outstanding borrowings	$29,915	$30,056

Medium-term notes
We issue medium-term unsecured notes through securities dealers or underwriters in the U.S., Canada, Europe, Australia, Japan, Hong Kong, and China to both retail and institutional investors. These notes are offered in several currencies and with a variety of maturities. These notes are senior unsecured obligations of the Company. Medium-term notes issued totaled $4.11 billion and redeemed totaled $3.63 billion for the six months ended June 30, 2019. Medium-term notes outstanding as of June 30, 2019, mature as follows:

(Millions of dollars)
2019	$1,956
2020	7,473
2021	6,259
2022	2,840
2023	2,152
Thereafter	1,992
Total	$22,672

UNAUDITED

Commercial paper
We issue unsecured commercial paper in the U.S., Europe and other international capital markets.  These short-term promissory notes are issued on a discounted basis and are payable at maturity.

Revolving credit facilities
We have three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and us for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of June 30, 2019 was $7.75 billion. Information on our Credit Facility is as follows:

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

At June 30, 2019, Caterpillar’s consolidated net worth was $14.86 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined in the Credit Facility as the consolidated shareholders' equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income/(loss).

At June 30, 2019, our covenant interest coverage ratio was 1.60 to 1. This is above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense, calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at June 30, 2019, our six-month covenant leverage ratio was 8.23 to 1.  This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event that either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At June 30, 2019, there were no borrowings under the Credit Facility.

Bank borrowings
Available credit lines with banks as of June 30, 2019 totaled $4.84 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements. As of June 30, 2019, we had $1.10 billion outstanding against these credit lines and were in compliance with all debt covenants under these credit lines. The remaining available credit commitments may be withdrawn any time at the lenders' discretion.

Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction.  We do not hold reserves to fund the payment of the demand notes.  The notes are offered on a continuous basis. As of June 30, 2019, there was $398 million of variable denomination floating rate demand notes outstanding. The maximum amount of variable denomination floating rate demand notes that we may have outstanding at any time may not exceed $1.25 billion.

Notes receivable from/payable to Caterpillar
Under our variable amount and term lending agreements and other notes receivable with Caterpillar, we may borrow up to $2.79 billion from Caterpillar and Caterpillar may borrow up to $2.05 billion from us.  The variable amount lending agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice.  The term lending agreements have remaining maturities ranging up to nine years. We had notes payable of $1.31 billion and notes receivable of $640 million outstanding under these agreements as of June 30, 2019.

UNAUDITED

OFF-BALANCE SHEET ARRANGEMENTS
We have potential payment exposure for guarantees issued to third parties totaling $99 million as of June 30, 2019.

CASH FLOWS
Operating cash flow was $907 million in the first six months of 2019, compared with $509 million for the same period in 2018. The increase is primarily due to an overpayment received on a foreign currency exchange settlement. The overpayment received on the last day of June was returned the first week of July. The cash was reflected as Payable to dealers and others as of June 30, 2019. Net cash used for investing activities was $710 million for the first six months of 2019, compared with $1.70 billion for the same period in 2018. The decrease was primarily due to the impact of Caterpillar purchased receivables and higher collections of finance receivables. Net cash used for financing activities was $204 million for the first six months of 2019, compared with cash provided by financing activities of $1.22 billion for the same period in 2018. The change was primarily due to lower portfolio funding requirements.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of recent accounting pronouncements, see Part I, Item 1. Note 2 - New Accounting Pronouncements.

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

Cat Financial’s actual results may differ materially from those described or implied in our forward-looking statements based on a number of factors, including, but not limited to: (i) government monetary or fiscal policies; (ii) political and economic risks, commercial instability and events beyond our control in the countries in which we operate; (iii) demand for Caterpillar products; (iv) our ability to develop, produce and market quality products that meet our customers’ needs; (v) information technology security threats and computer crime; (vi) disruptions or volatility in global financial markets limiting our sources of liquidity or the liquidity of our customers, dealers and suppliers; (vii) failure to maintain our credit ratings and potential resulting increases to our cost of borrowing and adverse effects on our cost of funds, liquidity, competitive position and access to capital markets; (viii) changes in interest rates, currency fluctuations or market liquidity conditions; (ix) an increase in delinquencies, repossessions or net losses of our customers; (x) our compliance with financial and other restrictive covenants in debt agreements; (xi) alleged or actual violations of trade or anti-corruption laws and regulations; (xii) additional tax expense or exposure; (xiii) new regulations or changes in financial services regulations; (xiv) residual values of leased equipment; (xv) marketing, operational or administrative support received from Caterpillar; (xvi) changes in accounting guidance; and (xvii) other factors described in more detail in Cat Financial’s Forms 10-Q, 10-K and other filings with the Securities and Exchange Commission.

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

Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the second quarter of 2019 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Caterpillar Financial Services Corporation

Date:	August 1, 2019	/s/David T. Walton
David T. Walton, President, Director and Chief Executive Officer

Date:	August 1, 2019	/s/Patrick T. McCartan
Patrick T. McCartan, Executive Vice President and Chief Financial Officer

Date:	August 1, 2019	/s/Michael G. Sposato
Michael G. Sposato, Secretary

Date:	August 1, 2019	/s/Jeffry D. Everett
Jeffry D. Everett, Controller