Form 10-Q
period 2019-09-30
CATERPILLAR FINANCIAL SERVICES CORP
filed 2019-10-31
CIK 764764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Yes [    ] No [✓ ]

As of October 31, 2019, one share of common stock of the registrant was outstanding, which is owned by Caterpillar Inc.

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

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF PROFIT
(Unaudited)
(Dollars in Millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Revenues:
Retail finance	$346	$330	$1,031	$975
Operating lease	262	259	777	760
Wholesale finance	125	108	375	304
Other, net	15	38	58	109
Total revenues	748	735	2,241	2,148

Expenses:
Interest	198	194	599	558
Depreciation on equipment leased to others	205	208	611	616
General, operating and administrative	128	109	378	326
Provision for credit losses	20	47	144	218
Other	9	11	28	28
Total expenses	560	569	1,760	1,746

Other income (expense)	(4)	(3)	(14)	(15)

Profit before income taxes	184	163	467	387

Provision for income taxes	49	32	144	85

Profit of consolidated companies	135	131	323	302

Less: Profit attributable to noncontrolling interests	6	6	17	15

Profit(1)	$129	$125	$306	$287

(1) Profit attributable to Caterpillar Financial Services Corporation.

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Profit of consolidated companies	$135	$131	$323	$302

Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (expense)/benefit of: 2019 $(22) three months, $(19) nine months; 2018 $(3) three months, $(18) nine months	(165)	(50)	(132)	(241)
Derivative financial instruments:
Gains (losses) deferred, net of tax (expense)/benefit of: 2019 $(20) three months, $(14) nine months; 2018 $(14) three months, $(36) nine months	68	42	46	115
(Gains) losses reclassified to earnings, net of tax expense/(benefit) of: 2019 $22 three months, $25 nine months; 2018 $14 three months, $37 nine months	(73)	(42)	(87)	(118)
Total Other comprehensive income (loss), net of tax	(170)	(50)	(173)	(244)

Comprehensive income (loss)	(35)	81	150	58

Less: Comprehensive income (loss) attributable to the noncontrolling interests	1	—	12	7

Comprehensive income (loss) attributable to Caterpillar Financial Services Corporation	$(36)	$81	$138	$51

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in Millions, except share data)

	September 30, 2019	December 31, 2018
Assets:
Cash and cash equivalents	$1,366	$766
Finance receivables, net	27,186	27,923
Notes receivable from Caterpillar	469	662
Equipment on operating leases, net	3,567	3,562
Other assets	1,319	1,268
Total assets	$33,907	$34,181

Liabilities and shareholder’s equity:
Payable to dealers and others	$129	$117
Payable to Caterpillar - borrowings and other	871	1,601
Accrued expenses	286	259
Short-term borrowings	4,268	5,723
Current maturities of long-term debt	8,025	5,820
Long-term debt	16,454	16,995
Other liabilities	875	817
Total liabilities	30,908	31,332

Commitments and contingent liabilities (Notes 8 and 10)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid-in amount)	745	745
Additional paid-in capital	2	2
Retained earnings	3,083	2,874
Accumulated other comprehensive income/(loss)	(996)	(925)
Noncontrolling interests	165	153
Total shareholder’s equity	2,999	2,849

Total liabilities and shareholder’s equity	$33,907	$34,181

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Unaudited)
(Dollars in Millions)

Three Months Ended September 30, 2018	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Noncontrolling interests	Total
Balance at June 30, 2018	$745	$2	$3,131	$(784)	$147	$3,241
Profit of consolidated companies			125		6	131
Foreign currency translation, net of tax				(44)	(6)	(50)
Derivative financial instruments, net of tax				—		—
Balance at September 30, 2018	$745	$2	$3,256	$(828)	$147	$3,322

Three Months Ended September 30, 2019
Balance at June 30, 2019	$745	$2	$2,954	$(831)	$164	$3,034
Profit of consolidated companies			129		6	135
Foreign currency translation, net of tax				(160)	(5)	(165)
Derivative financial instruments, net of tax				(5)		(5)
Balance at September 30, 2019	$745	$2	$3,083	$(996)	$165	$2,999

Nine Months Ended September 30, 2018
Balance at December 31, 2017	$745	$2	$2,969	$(592)	$140	$3,264
Profit of consolidated companies			287		15	302
Foreign currency translation, net of tax				(233)	(8)	(241)
Derivative financial instruments, net of tax				(3)		(3)
Balance at September 30, 2018	$745	$2	$3,256	$(828)	$147	$3,322

Nine Months Ended September 30, 2019
Balance at December 31, 2018	$745	$2	$2,874	$(925)	$153	$2,849
Profit of consolidated companies			306		17	323
Foreign currency translation, net of tax				(127)	(5)	(132)
Derivative financial instruments, net of tax				(41)		(41)
Adjustment to adopt new accounting guidance(1)			(97)	97		—
Balance at September 30, 2019	$745	$2	$3,083	$(996)	$165	$2,999

(1) See Note 2 regarding new accounting guidance related to reclassification of certain tax effects from accumulated other comprehensive income/(loss).

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Profit of consolidated companies	$323	$302
Adjustments for non-cash items:
Depreciation and amortization	621	626
Amortization of receivables purchase discount	(346)	(274)
Provision for credit losses	144	218
Other, net	128	93
Changes in assets and liabilities:
Other assets	65	11
Payable to dealers and others	26	(32)
Accrued expenses	(44)	5
Other payables with Caterpillar	(14)	(27)
Other liabilities	51	(40)
Net cash provided by operating activities	954	882

Cash flows from investing activities:
Expenditures for equipment on operating leases	(1,079)	(1,093)
Capital expenditures - excluding equipment on operating leases	(14)	(99)
Proceeds from disposals of equipment	548	619
Additions to finance receivables	(10,633)	(10,151)
Collections of finance receivables	10,161	9,132
Net changes in Caterpillar purchased receivables	763	(484)
Proceeds from sales of receivables	183	416
Net change in variable lending to Caterpillar	51	(18)
Additions to other notes receivable with Caterpillar	(80)	(390)
Collections on other notes receivable with Caterpillar	222	300
Settlements of undesignated derivatives	(38)	(2)
Net cash provided by (used for) investing activities	84	(1,770)

Cash flows from financing activities:
Net change in variable lending from Caterpillar	(627)	(63)
Payments on borrowings with Caterpillar	(93)	—
Proceeds from debt issued (original maturities greater than three months)	7,348	7,026
Payments on debt issued (original maturities greater than three months)	(6,054)	(5,636)
Short-term borrowings, net (original maturities three months or less)	(1,006)	(479)
Net cash provided by (used for) financing activities	(432)	848

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(9)	(13)

Increase/(decrease) in cash, cash equivalents and restricted cash	597	(53)
Cash, cash equivalents and restricted cash at beginning of year(1)	773	732
Cash, cash equivalents and restricted cash at end of period(1)	$1,370	$679

(1) As of September 30, 2019 and December 31, 2018, restricted cash, which is included in Other assets in the Consolidated Statements of Financial Position, was $4 million and $7 million, respectively. Restricted cash primarily includes cash related to syndication activities.

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated profit for the three and nine months ended September 30, 2019 and 2018, (b) the consolidated comprehensive income for the three and nine months ended September 30, 2019 and 2018, (c) the consolidated financial position as of September 30, 2019 and December 31, 2018, (d) the consolidated changes in shareholder's equity for the three and nine months ended September 30, 2019 and 2018 and (e) the consolidated cash flows for the nine months ended September 30, 2019 and 2018. The preparation of financial statements, in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), requires management to make estimates and assumptions that affect reported amounts.  Significant estimates include residual values for leased assets, allowance for credit losses and income taxes.  Actual results may differ from these estimates.

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

The new guidance provides a number of optional practical expedients in transition. We elected the "package of practical expedients," which allows us not to reassess under the new guidance our prior conclusions about lease identification, lease classification and initial direct costs. We did not elect the use-of-hindsight practical expedient. In addition, the new guidance provides practical expedients for an entity’s ongoing lessee accounting. We have elected not to separate lease and non-lease components for the majority of our asset classes.  We have elected the short-term lease recognition exemption for all leases that qualify, which means we will not recognize right-of-use assets or lease liabilities for these leases with a term of twelve months or less.

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

We adopted the following ASU effective January 1, 2019, which did not have a material impact on our financial statements:

ASU	Description
2017-12	Derivatives and hedging - Targeted improvements

B.	Accounting Standards Issued But Not Yet Adopted

Credit losses (ASU 2016-13) – In June 2016, the FASB issued accounting guidance to introduce a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The new guidance will apply to loans, accounts receivable, trade receivables, other financial assets measured at amortized cost, loan commitments and other off-balance sheet credit exposures. The new guidance will also apply to debt securities and other financial assets measured at fair value through other comprehensive income. We will adopt the new guidance effective January 1, 2020.  An implementation team is continuing to work on the design of new processes and controls as well as assessing the effects of the new guidance.  While we are still evaluating the impact of the new guidance, we do not expect a material impact to our financial statements.

We consider the applicability and impact of all ASUs. ASUs not listed above were assessed and either determined to be not applicable or not expected to have a material impact on our financial statements.

3.	Finance Receivables

A summary of finance receivables included in the Consolidated Statements of Financial Position was as follows:

(Millions of dollars)	September 30, 2019	December 31, 2018
Retail loans, net(1)	$15,180	$15,509
Retail leases, net(2)	7,531	7,499
Caterpillar purchased receivables, net	4,175	4,691
Wholesale loans, net(1)	664	626
Wholesale leases, net	70	109
Recorded investment in finance receivables	27,620	28,434
Less: Allowance for credit losses	(434)	(511)
Total finance receivables, net(3)	$27,186	$27,923

(1) Includes failed sale leasebacks.
(2) Includes $11 million and $9 million of finance leases with Caterpillar as of September 30, 2019 and December 31, 2018, respectively.
(3) Includes $22 million and $0 million of finance receivables classified as held for sale as of September 30, 2019 and December 31, 2018, respectively.

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

UNAUDITED

Our allowance for credit losses as of September 30, 2019 was $434 million or 1.57 percent of our recorded investment in finance receivables compared with $511 million or 1.80 percent as of December 31, 2018. An analysis of the allowance for credit losses was as follows:

(Millions of dollars)
	September 30, 2019
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$486	$21	$4	$511
Receivables written off	(238)	—	—	(238)
Recoveries on receivables previously written off	31	—	—	31
Provision for credit losses	120	24	—	144
Adjustment due to sale of receivables	(11)	—	—	(11)
Foreign currency translation adjustment	(3)	—	—	(3)
Balance at end of period	$385	$45	$4	$434

Individually evaluated for impairment	$182	$39	$—	$221
Collectively evaluated for impairment	203	6	4	213
Ending Balance	$385	$45	$4	$434

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$665	$78	$—	$743
Collectively evaluated for impairment	18,301	4,401	4,175	26,877
Ending Balance	$18,966	$4,479	$4,175	$27,620

(Millions of dollars)
	December 31, 2018
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$353	$9	$3	$365
Receivables written off	(235)	—	—	(235)
Recoveries on receivables previously written off	46	—	—	46
Provision for credit losses	337	12	1	350
Adjustment due to sale of receivables	(7)	—	—	(7)
Foreign currency translation adjustment	(8)	—	—	(8)
Balance at end of year	$486	$21	$4	$511

Individually evaluated for impairment	$288	$14	$—	$302
Collectively evaluated for impairment	198	7	4	209
Ending Balance	$486	$21	$4	$511

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$859	$78	$—	$937
Collectively evaluated for impairment	18,724	4,082	4,691	27,497
Ending Balance	$19,583	$4,160	$4,691	$28,434

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

(Millions of dollars)
	September 30, 2019
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Recorded Investment in Finance Receivables	91+ Still Accruing
Customer
North America	$73	$16	$48	$137	$7,875	$8,012	$15
EAME	33	10	136	179	2,853	3,032	4
Asia/Pacific	36	21	24	81	2,972	3,053	6
Mining	1	24	19	44	1,810	1,854	—
Latin America	43	29	93	165	1,152	1,317	1
Caterpillar Power Finance	1	1	241	243	1,455	1,698	14
Dealer
North America	—	—	—	—	2,481	2,481	—
EAME	—	—	—	—	624	624	—
Asia/Pacific	—	—	—	—	472	472	—
Mining	—	—	—	—	4	4	—
Latin America	—	—	81	81	814	895	—
Caterpillar Power Finance	—	—	—	—	3	3	—
Caterpillar Purchased Receivables(1)
North America	12	5	17	34	2,675	2,709
EAME	1	—	2	3	507	510
Asia/Pacific	1	—	1	2	467	469
Mining	—	—	—	—	—	—
Latin America	—	—	—	—	471	471
Caterpillar Power Finance	—	—	—	—	16	16
Total	$201	$106	$662	$969	$26,651	$27,620	$40

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

There were $78 million in impaired finance receivables with a related allowance of $39 million and $14 million as of September 30, 2019 and December 31, 2018, respectively, for the Dealer portfolio segment, all of which was in Latin America. There were no impaired finance receivables as of September 30, 2019 and December 31, 2018, for the Caterpillar Purchased Receivables portfolio segment. Our recorded investment in impaired finance receivables and the related unpaid principal balances and allowance for the Customer portfolio segment were as follows:

(Millions of dollars)
	As of September 30, 2019			As of December 31, 2018
Impaired Finance Receivables With No Allowance Recorded	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
North America	$9	$9	$—	$10	$10	$—
EAME	—	—	—	1	1	—
Asia/Pacific	—	—	—	1	1	—
Mining	23	23	—	33	33	—
Latin America	25	25	—	29	29	—
Caterpillar Power Finance	71	113	—	69	83	—
Total	$128	$170	$—	$143	$157	$—
Impaired Finance Receivables With An Allowance Recorded
North America	$31	$30	$9	$40	$41	$14
EAME	60	60	27	92	92	57
Asia/Pacific	10	10	4	4	4	2
Mining	61	59	18	56	55	26
Latin America	66	64	22	75	75	25
Caterpillar Power Finance	309	322	102	449	455	164
Total	$537	$545	$182	$716	$722	$288
Total Impaired Finance Receivables
North America	$40	$39	$9	$50	$51	$14
EAME	60	60	27	93	93	57
Asia/Pacific	10	10	4	5	5	2
Mining	84	82	18	89	88	26
Latin America	91	89	22	104	104	25
Caterpillar Power Finance	380	435	102	518	538	164
Total	$665	$715	$182	$859	$879	$288

UNAUDITED

(Millions of dollars)
	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
Impaired Finance Receivables With No Allowance Recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
North America	$10	$—	$19	$—
EAME	15	—	4	—
Asia/Pacific	—	—	30	1
Mining	26	—	35	—
Latin America	22	—	37	1
Caterpillar Power Finance	57	1	94	2
Total	$130	$1	$219	$4
Impaired Finance Receivables With An Allowance Recorded
North America	$30	$—	$47	$—
EAME	80	1	59	—
Asia/Pacific	12	1	2	—
Mining	65	1	60	1
Latin America	69	1	51	1
Caterpillar Power Finance	376	1	374	4
Total	$632	$5	$593	$6
Total Impaired Finance Receivables
North America	$40	$—	$66	$—
EAME	95	1	63	—
Asia/Pacific	12	1	32	1
Mining	91	1	95	1
Latin America	91	1	88	2
Caterpillar Power Finance	433	2	468	6
Total	$762	$6	$812	$10

UNAUDITED

(Millions of dollars)
	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
Impaired Finance Receivables With No Allowance Recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
North America	$10	$—	$17	$1
EAME	7	—	17	—
Asia/Pacific	—	—	31	2
Mining	29	1	65	2
Latin America	22	1	41	2
Caterpillar Power Finance	53	2	149	5
Total	$121	$4	$320	$12
Impaired Finance Receivables With An Allowance Recorded
North America	$36	$1	$51	$1
EAME	88	2	41	1
Asia/Pacific	9	1	5	—
Mining	49	2	43	2
Latin America	73	4	69	3
Caterpillar Power Finance	422	8	364	8
Total	$677	$18	$573	$15
Total Impaired Finance Receivables
North America	$46	$1	$68	$2
EAME	95	2	58	1
Asia/Pacific	9	1	36	2
Mining	78	3	108	4
Latin America	95	5	110	5
Caterpillar Power Finance	475	10	513	13
Total	$798	$22	$893	$27

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

As of September 30, 2019 and December 31, 2018, there were $81 million and $78 million, respectively, in finance receivables on non-accrual status for the Dealer portfolio segment, all of which was in Latin America. The recorded investment in Customer finance receivables on non-accrual status was as follows:

(Millions of dollars)	September 30, 2019	December 31, 2018
North America	$38	$77
EAME	168	154
Asia/Pacific	19	4
Mining	44	50
Latin America	103	106
Caterpillar Power Finance	372	416
Total	$744	$807

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

As of September 30, 2019 and December 31, 2018, there were no additional funds committed to lend to a borrower whose terms have been modified in a TDR.

There were no finance receivables modified as TDRs during the three and nine months ended September 30, 2019 and 2018 for the Dealer or Caterpillar Purchased Receivables portfolio segments. Our recorded investment in finance receivables in the Customer portfolio segment modified as TDRs was as follows:

(Dollars in millions)	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
North America	4	$—	$—	4	$—	$—
Caterpillar Power Finance	4	56	55	2	40	40
Total	8	$56	$55	6	$40	$40

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
North America	12	$5	$4	34	$13	$13
EAME	21	21	17	—	—	—
Mining	1	6	6	1	29	29
Latin America	4	2	2	1	3	3
Caterpillar Power Finance	19	154	152	7	93	60
Total	57	$188	$181	43	$138	$105

TDRs in the Customer portfolio segment with a payment default (defined as 91+ days past due) which had been modified within twelve months prior to the default date, were as follows:

(Dollars in millions)	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment
North America	—	$—	7	$9
Latin America	—	—	1	—
Caterpillar Power Finance	—	—	3	33
Total	—	$—	11	$42

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment
North America	—	$—	10	$10
Latin America	—	—	3	1
Caterpillar Power Finance	—	—	3	33
Total	—	$—	16	$44

UNAUDITED

4.	Leases

A.	Lessor Arrangements

We lease Caterpillar equipment, machinery and engines and other equipment to customers and dealers around the world, primarily through sales-type (non-tax) leases, where the lessee for tax purposes is considered to be the owner of the equipment during the term of the lease. We also offer tax leases that are classified as either operating or direct finance leases for financial accounting purposes, depending on the characteristics of the lease. For tax purposes, we are considered the owner of the equipment.

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

Contractual maturities for finance lease receivables (classified as sales-type and direct finance leases) were as follows:

(Millions of dollars)	September 30, 2019
Amounts due in	Retail leases	Wholesale leases	Total
Remaining three months of 2019	$917	$3	$920
2020	2,840	19	2,859
2021	1,766	12	1,778
2022	881	5	886
2023	383	2	385
Thereafter	204	2	206
Total	6,991	43	7,034
Guaranteed residual value	398	26	424
Unguaranteed residual value	825	5	830
Unearned income	(683)	(4)	(687)
Total	$7,531	$70	$7,601

UNAUDITED

(Millions of dollars)	December 31, 2018
Amounts due in	Retail leases	Wholesale leases	Total
2019	$3,024	$29	$3,053
2020	2,055	21	2,076
2021	1,092	12	1,104
2022	465	5	470
2023	171	2	173
Thereafter	62	2	64
Total	6,869	71	6,940
Guaranteed residual value	416	42	458
Unguaranteed residual value	854	3	857
Unearned income	(640)	(7)	(647)
Total	$7,499	$109	$7,608

Our finance lease receivables generally may be repaid or refinanced without penalty prior to contractual maturity and we also sell finance lease receivables to third parties to mitigate the concentration of credit risk with certain customers.  Accordingly, this presentation should not be regarded as a forecast of future cash collections.

The carrying amount of Equipment on operating leases, net in the Consolidated Statements of Financial Position was as follows:

(Millions of dollars)
	September 30, 2019	December 31, 2018
Equipment on operating leases, at cost	$5,229	$5,201
Less: Accumulated depreciation	(1,662)	(1,639)
Equipment on operating leases, net (1)	$3,567	$3,562

(1) Includes $101 million and $45 million of operating leases with Caterpillar as of September 30, 2019 and December 31, 2018, respectively.

The carrying amount of residual assets covered by residual value guarantees and subject to operating leases was $20 million and $25 million as of September 30, 2019 and December 31, 2018, respectively.

At September 30, 2019, payments due for operating leases were as follows:

(Millions of dollars)
Remaining Three Months of 2019	2020	2021	2022	2023	Thereafter	Total
$245	$758	$433	$216	$96	$58	$1,806

At December 31, 2018, scheduled minimum rental payments for operating leases were as follows:

(Millions of dollars)
2019	2020	2021	2022	2023	Thereafter	Total
$808	$503	$257	$115	$41	$15	$1,739

UNAUDITED

We sell operating lease receivables to third parties to mitigate the concentration of credit risk with certain customers.  Accordingly, this presentation should not be regarded as a forecast of future cash collections.

Revenues from finance and operating leases were as follows:

(Millions of dollars)
	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Finance lease revenue (included in retail and wholesale finance revenue)	$135	$388
Operating lease revenue	262	777
Total	$397	$1,165

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

Our finance leases are not significant and therefore are not included in the following disclosures.

The components of lease cost were as follows:

(Millions of dollars)
	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$2	$6
Short-term lease cost	$—	$1
Variable lease cost	$—	$—

Supplemental information related to operating leases was as follows:

(Millions of dollars)
	Consolidated Statements of Financial Position Location	September 30, 2019	January 1, 2019
Right-of-use assets	Other assets	$22	$22
Lease liabilities	Other liabilities	$22	$23
Weighted average remaining lease term		5 years	4 years
Weighted average discount rates		2.4%	2.6%

UNAUDITED

At September 30, 2019, maturities of operating lease liabilities were as follows:

(Millions of dollars)
Remaining three months of 2019	$2
2020	7
2021	4
2022	3
2023	3
Thereafter	4
Total lease payments	23
Less: imputed interest	(1)
Total	$22

At December 31, 2018, minimum payments for operating leases having initial non-cancelable terms in excess of one year were as follows:

(Millions of dollars)
2019	$8
2020	6
2021	4
2022	2
2023	2
Thereafter	2
Total	$24

Supplemental cash flow information related to operating leases was as follows:

(Millions of dollars)
Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$6
Right-of-use assets obtained in exchange for operating lease obligations(1)	$24

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

UNAUDITED

As of September 30, 2019, $3 million of deferred net losses, net of tax, included in equity (AOCI in the Consolidated Statements of Financial Position), related to our floating-to-fixed interest rate contracts, are expected to be reclassified to Interest expense over the next twelve months.  The actual amount recorded in Interest expense will vary based on interest rates at the time the hedged transactions impact earnings.

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

The location and fair value of derivative instruments reported in the Consolidated Statements of Financial Position were as follows:

(Millions of dollars)		Asset (Liability) Fair Value
	Consolidated Statements of Financial Position Location	September 30, 2019	December 31, 2018
Designated derivatives
Interest rate contracts	Other assets	$7	$4
Interest rate contracts	Accrued expenses	(61)	(40)
Cross currency contracts	Other assets	118	88
Cross currency contracts	Accrued expenses	(6)	(9)
		$58	$43
Undesignated derivatives
Foreign exchange contracts	Other assets	$22	$15
Foreign exchange contracts	Accrued expenses	(14)	(12)
Cross currency contracts	Other assets	6	5
Cross currency contracts	Accrued expenses	—	(2)
		$14	$6

The total notional amount of our derivative instruments was $8.64 billion and $10.21 billion as of September 30, 2019 and December 31, 2018, respectively. The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties. The amounts exchanged by the parties are calculated by reference to the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates and interest rates.

UNAUDITED

The effect of derivatives designated as hedging instruments on the Consolidated Statements of Profit was as follows:

Cash Flow Hedges
(Millions of dollars)	Three Months Ended September 30, 2019
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI	Classification	Amount of Gains (Losses) Reclassified from AOCI	Amount of the line items in the Consolidated Statements of Profit
Interest rate contracts	$(12)	Interest expense	$(3)	$(198)
Cross currency contracts	100	Other income (expense)	89	(4)
		Interest expense	9	(198)
	$88		$95

	Three Months Ended September 30, 2018
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$3	Interest expense	$—	$—
Cross currency contracts	53	Other income (expense)	51	—
		Interest expense	5	—
	$56		$56	$—

	Nine Months Ended September 30, 2019
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI	Classification	Amount of Gains (Losses) Reclassified from AOCI	Amount of the line items in the Consolidated Statements of Profit
Interest rate contracts	$(72)	Interest expense	$(2)	$(599)
Cross currency contracts	132	Other income (expense)	91	(14)
		Interest expense	23	(599)
	$60		$112

	Nine Months Ended September 30, 2018
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$8	Interest expense	$1	$—
Cross currency contracts	143	Other income (expense)	141	—
		Interest expense	13	—
	$151		$155	$—

UNAUDITED

The effect of derivatives not designated as hedging instruments on the Consolidated Statements of Profit was as follows:

(Millions of dollars)		Three Months Ended September 30,
	Classification	2019	2018
Foreign exchange contracts	Other income (expense)	$12	$12
Cross currency contracts	Other income (expense)	3	1
		$15	$13

		Nine Months Ended September 30,
	Classification	2019	2018
Foreign exchange contracts	Other income (expense)	$(26)	$23
Cross currency contracts	Other income (expense)	2	6
		$(24)	$29

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

Collateral is generally not required of the counterparties or us under the master netting agreements. As of September 30, 2019 and December 31, 2018, no cash collateral was received or pledged under the master netting agreements.

The effect of net settlement provisions of the master netting agreements on our derivative balances upon an event of default or a termination event was as follows:

(Millions of dollars)	September 30, 2019	December 31, 2018
Derivative Assets
Gross Amount of Recognized Assets	$153	$112
Gross Amounts Offset	—	—
Net Amount of Assets(1)	153	112
Gross Amounts Not Offset	(39)	(34)
Net Amount	$114	$78

Derivative Liabilities
Gross Amount of Recognized Liabilities	$(81)	$(63)
Gross Amounts Offset	—	—
Net Amount of Liabilities(1)	(81)	(63)
Gross Amounts Not Offset	39	34
Net Amount	$(42)	$(29)

(1) As presented in the Consolidated Statements of Financial Position.

UNAUDITED

6.	Accumulated Other Comprehensive Income/(Loss)

Comprehensive income/(loss) and its components are presented in the Consolidated Statements of Comprehensive Income. Changes in Accumulated other comprehensive income/(loss), net of tax, included in the Consolidated Statements of Changes in Shareholder's Equity, consisted of the following:

(Millions of dollars)	Foreign currency translation	Derivative financial instruments	Total
Three Months Ended September 30, 2018
Balance at June 30, 2018	$(776)	$(8)	$(784)
Other comprehensive income/(loss) before reclassifications	(44)	42	(2)
Amounts reclassified from accumulated other comprehensive (income)/loss	—	(42)	(42)
Other comprehensive income/(loss)	(44)	—	(44)
Balance at September 30, 2018	$(820)	$(8)	$(828)

Three Months Ended September 30, 2019
Balance at June 30, 2019	$(758)	$(73)	$(831)
Other comprehensive income/(loss) before reclassifications	(160)	68	(92)
Amounts reclassified from accumulated other comprehensive (income)/loss	—	(73)	(73)
Other comprehensive income/(loss)	(160)	(5)	(165)
Balance at September 30, 2019	$(918)	$(78)	$(996)

Nine Months Ended September 30, 2018
Balance at December 31, 2017	$(587)	$(5)	$(592)
Other comprehensive income/(loss) before reclassifications	(233)	115	(118)
Amounts reclassified from accumulated other comprehensive (income)/loss	—	(118)	(118)
Other comprehensive income/(loss)	(233)	(3)	(236)
Balance at September 30, 2018	$(820)	$(8)	$(828)

Nine Months Ended September 30, 2019
Balance at December 31, 2018	$(889)	$(36)	$(925)
Other comprehensive income/(loss) before reclassifications	(127)	46	(81)
Amounts reclassified from accumulated other comprehensive (income)/loss	—	(87)	(87)
Adjustment to adopt new accounting guidance(1)	98	(1)	97
Other comprehensive income/(loss)	(29)	(42)	(71)
Balance at September 30, 2019	$(918)	$(78)	$(996)

(1) See Note 2 regarding new accounting guidance related to reclassification of certain tax effects from accumulated other comprehensive income/(loss).

UNAUDITED

The effect of the reclassifications out of Accumulated other comprehensive income/(loss) on the Consolidated Statements of Profit was as follows:

(Millions of dollars)		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative financial instruments	Classification of income (expense)	2019	2018	2019	2018
Cross currency contracts	Other income (expense)	$89	$51	$91	$141
Cross currency contracts	Interest expense	9	5	23	13
Interest rate contracts	Interest expense	(3)	—	(2)	1
Reclassifications before tax		95	56	112	155
Tax (provision) benefit		(22)	(14)	(25)	(37)
Total reclassifications from Accumulated other comprehensive income/(loss)		$73	$42	$87	$118

7.	Segment Information

A.     Basis for Segment Information

We report information internally for operating segments based on management responsibility. Our operating segments provide financing alternatives to customers and dealers around the world for Caterpillar products, as well as financing for vehicles, power generation facilities and marine vessels that, in most cases, incorporate Caterpillar products. Financing plans include operating and finance leases, installment sale contracts, working capital loans and wholesale financing plans within each of the operating segments.

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

•	Mining - Provides financing for large mining customers worldwide.

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

•	Timing - Timing differences in the recognition of costs between segment reporting and consolidated external reporting.

UNAUDITED

•	Methodology - Methodology differences between segment reporting and consolidated external reporting are as follows:

◦	Segment assets include off-balance sheet managed assets for which we maintain servicing responsibilities.

◦	The impact of differences between the actual leverage and the segment leverage ratios.

◦	Interest expense includes realized forward points on foreign currency forward contracts.

◦	The net gain or loss from interest rate derivatives is excluded from segment reporting.

Supplemental segment data and reconciliations to consolidated external reporting for the three months ended September 30 was as follows:

(Millions of dollars) 2019	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at September 30, 2019	Capital expenditures
North America	$414	$127	$99	$147	$3	$15,764	$265
EAME	72	14	13	16	6	4,924	21
Asia/Pacific	96	45	26	3	6	4,488	(1)
Latin America	67	19	25	6	2	2,996	2
Caterpillar Power Finance	23	9	10	1	(3)	1,766	—
Mining	69	10	14	32	6	2,471	99
Total Segments	741	224	187	205	20	32,409	386
Unallocated	14	(87)	66	—	—	1,986	2
Timing	(7)	(4)	—	—	—	19	—
Methodology	—	51	(55)	—	—	(144)	—
Inter-segment Eliminations (1)	—	—	—	—	—	(363)	—
Total	$748	$184	$198	$205	$20	$33,907	$388

2018	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at December 31, 2018	Capital expenditures
North America	$402	$121	$94	$148	$7	$15,632	$204
EAME	69	12	12	17	8	4,862	20
Asia/Pacific	92	44	29	4	—	4,639	3
Latin America	61	15	23	6	6	2,972	1
Caterpillar Power Finance	33	(21)	13	1	34	2,259	—
Mining	64	19	15	32	(7)	2,234	67
Total Segments	721	190	186	208	48	32,598	295
Unallocated	23	(72)	62	—	(1)	1,957	3
Timing	(9)	6	—	—	—	55	—
Methodology	—	39	(54)	—	—	(159)	—
Inter-segment Eliminations (1)	—	—	—	—	—	(270)	—
Total	$735	$163	$194	$208	$47	$34,181	$298

 (1) Elimination is primarily related to intercompany loans.

UNAUDITED

Supplemental segment data and reconciliations to consolidated external reporting for the nine months ended September 30 was as follows:

(Millions of dollars) 2019	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at September 30, 2019	Capital expenditures
North America	$1,229	$374	$295	$437	$12	$15,764	$832
EAME	217	60	40	50	3	4,924	62
Asia/Pacific	295	139	85	9	14	4,488	9
Latin America	189	25	73	17	31	2,996	21
Caterpillar Power Finance	78	(40)	34	2	65	1,766	—
Mining	208	29	42	96	19	2,471	158
Total Segments	2,216	587	569	611	144	32,409	1,082
Unallocated	48	(253)	195	—	—	1,986	11
Timing	(23)	(13)	—	—	—	19	—
Methodology	—	146	(165)	—	—	(144)	—
Inter-segment Eliminations (1)	—	—	—	—	—	(363)	—
Total	$2,241	$467	$599	$611	$144	$33,907	$1,093

2018	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at December 31, 2018	Capital expenditures
North America	$1,141	$321	$267	$427	$32	$15,632	$870
EAME	208	24	35	56	32	4,862	56
Asia/Pacific	269	128	84	14	(5)	4,639	10
Latin America	193	(1)	77	21	54	2,972	28
Caterpillar Power Finance	98	(60)	40	2	98	2,259	—
Mining	196	35	45	95	1	2,234	131
Total Segments	2,105	447	548	615	212	32,598	1,095
Unallocated	68	(204)	182	1	(1)	1,957	97
Timing	(25)	12	—	—	7	55	—
Methodology	—	132	(172)	—	—	(159)	—
Inter-segment Eliminations (1)	—	—	—	—	—	(270)	—
Total	$2,148	$387	$558	$616	$218	$34,181	$1,192

(1) Elimination is primarily related to intercompany loans.

8.	Guarantees

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

No significant loss has been experienced or is anticipated under any of these guarantees.  At September 30, 2019 and December 31, 2018, the related recorded liability was less than $1 million. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees was $84 million and $97 million at September 30, 2019 and December 31, 2018, respectively.

UNAUDITED

We provide guarantees to repurchase certain loans of Caterpillar dealers from a special-purpose corporation (SPC) that qualifies as a VIE (see Note 1 for additional information regarding the accounting guidance on the consolidation of VIEs).  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  We have a loan purchase agreement with the SPC that obligates us to purchase certain loans that are not paid at maturity.  We receive a fee for providing this guarantee, which provides a source of liquidity for the SPC.  We are the primary beneficiary of the SPC as our guarantees result in us having both the power to direct the activities that most significantly impact the SPC's economic performance and the obligation to absorb losses and therefore we have consolidated the financial statements of the SPC. As of September 30, 2019 and December 31, 2018, the SPC’s assets of $1.39 billion and $1.15 billion, respectively, were primarily comprised of loans to dealers, which are included in Finance receivables, net in the Consolidated Statements of Financial Position, and the SPC's liabilities of $1.39 billion and $1.15 billion, respectively, were primarily comprised of commercial paper, which is included in Short-term borrowings in the Consolidated Statements of Financial Position.  The assets of the SPC are not available to pay our creditors. We may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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

Derivative financial instruments are measured on a recurring basis at fair value and are classified as Level 2 measurements.   We had derivative financial instruments in a net asset position included in our Consolidated Statements of Financial Position of $72 million and $49 million as of September 30, 2019 and December 31, 2018, respectively.

UNAUDITED

Impaired loans
Our impaired loans are subject to measurement at fair value on a nonrecurring basis and are classified as Level 3 measurements. A loan is considered impaired when management determines that collection of contractual amounts due is not probable. In these cases, an allowance for credit losses may be established based either on the present value of expected future cash flows discounted at the receivables' effective interest rate, the fair value of the collateral for collateral-dependent receivables or the observable market price of the receivable. In determining collateral value, we estimate the current fair market value of the collateral less selling costs. We had impaired loans carried at the fair value of $373 million and $469 million as of September 30, 2019 and December 31, 2018, respectively.

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

Please refer to the table below for the fair values of our financial instruments.

(Millions of dollars)	September 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Cash and cash equivalents	$1,366	$1,366	$766	$766	1
Restricted cash and cash equivalents(2)	$4	$4	$7	$7	1
Finance receivables, net (excluding finance leases(1))	$19,507	$19,612	$20,451	$20,510	3	Note 3
Interest rate contracts:
In a receivable position	$7	$7	$4	$4	2	Note 5
In a payable position	$(61)	$(61)	$(40)	$(40)	2	Note 5
Cross currency contracts:
In a receivable position	$124	$124	$93	$93	2	Note 5
In a payable position	$(6)	$(6)	$(11)	$(11)	2	Note 5
Foreign exchange contracts:
In a receivable position	$22	$22	$15	$15	2	Note 5
In a payable position	$(14)	$(14)	$(12)	$(12)	2	Note 5
Short-term borrowings	$(4,268)	$(4,268)	$(5,723)	$(5,723)	1
Long-term debt	$(24,479)	$(24,798)	$(22,815)	$(22,684)	2
Guarantees	$—	$—	$—	$—	3	Note 8

(1) Represents finance leases and failed sale leasebacks of $7.68 billion as of September 30, 2019 and finance leases of $7.47 billion as of December 31, 2018.
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

The provision for income taxes reflected an estimated annual tax rate of 28 percent in the third quarter of 2019, compared with 24 percent in the third quarter of 2018, excluding the discrete item discussed in the following paragraph. The increase in the estimated annual tax rate was primarily due to changes in the geographic mix of profits.

A discrete tax benefit of $7 million was recorded in the third quarter of 2018 for the write-down of net deferred tax liabilities resulting from the 2017 tax year return to provision adjustments. The write-down reflected the reduction in the U.S. corporate tax rate from 35 percent to 21 percent beginning January 1, 2018.

UNAUDITED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We reported third-quarter 2019 revenues of $748 million, an increase of $13 million, or 2 percent, compared with the third quarter of 2018. Third-quarter 2019 profit was $129 million, a $4 million, or 3 percent, increase from the third quarter of 2018.

The increase in revenues was primarily due to a $29 million favorable impact from higher average financing rates, partially offset by a $10 million unfavorable impact due to the termination of a committed credit facility with Caterpillar.

Third-quarter 2019 profit before income taxes was $184 million, a $21 million, or 13 percent, increase from the third quarter of 2018. The increase was primarily due to a $31 million increase in net yield on average earning assets and a $27 million decrease in provision for credit losses. These favorable impacts were partially offset by a $14 million increase in general, operating and administrative expenses and the $10 million unfavorable impact mentioned above related to the termination of a committed credit facility with Caterpillar.

The provision for income taxes reflected an estimated annual tax rate of 28 percent in the third quarter of 2019, compared with 24 percent in the third quarter of 2018, excluding the discrete item discussed in the following paragraph. The increase in the estimated annual tax rate was primarily due to changes in the geographic mix of profits.

A discrete tax benefit of $7 million was recorded in the third quarter of 2018 for the write-down of net deferred tax liabilities resulting from the 2017 tax year return to provision adjustments. The write-down reflected the reduction in the U.S. corporate tax rate from 35 percent to 21 percent beginning January 1, 2018.

During the third quarter of 2019, retail new business volume was $2.93 billion, an increase of $51 million, or 2 percent, from the third quarter of 2018. The increase was primarily driven by higher volume in North America, partially offset by lower volume in Caterpillar Power Finance.

At the end of the third quarter of 2019, past dues were 3.19 percent, compared with 3.47 percent at the end of the third quarter of 2018. Write-offs, net of recoveries, were $103 million for the third quarter of 2019, compared with $40 million for the third quarter of 2018. The increase in write-offs, net of recoveries, was primarily driven by Caterpillar Power Finance, concentrated in the marine portfolio, and EAME, mostly in the Middle East. As of September 30, 2019, the allowance for credit losses totaled $434 million, or 1.57 percent of finance receivables, compared with $523 million, or 1.81 percent of finance receivables at June 30, 2019. The allowance for credit losses at year-end 2018 was $511 million, or 1.80 percent of finance receivables.

UNAUDITED

THIRD QUARTER 2019 COMPARED WITH THIRD QUARTER 2018

Consolidated Total Revenues

The chart above graphically illustrates reasons for the change in Consolidated Total Revenues between third quarter 2018 (at left) and third quarter 2019 (at right). Items favorably impacting total revenues appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting total revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Retail revenue for the third quarter of 2019 was $346 million, an increase of $16 million from the same period in 2018. The increase was due to a $19 million favorable impact from higher interest rates on retail finance receivables, partially offset by a $3 million unfavorable impact from lower average earning assets. For the quarter ended September 30, 2019, retail average earning assets were $22.94 billion, a decrease of $175 million from the same period in 2018. The annualized average yield was 6.03 percent for the third quarter of 2019, compared with 5.71 percent for the third quarter of 2018.

Operating lease revenue for the third quarter of 2019 was $262 million, an increase of $3 million from the same period in 2018. The increase was due to a $5 million favorable impact from property tax revenues on operating leases as a result of the new lease accounting guidance and a $4 million favorable impact from higher average rental rates on operating leases, partially offset by a $6 million unfavorable impact from lower average earning assets.

Wholesale revenue for the third quarter of 2019 was $125 million, an increase of $17 million from the same period in 2018. The increase was due to an $11 million favorable impact from higher interest rates on wholesale finance receivables and a $6 million favorable impact from higher average earning assets. For the quarter ended September 30, 2019, wholesale average earning assets were $5.33 billion, an increase of $326 million from the same period in 2018. The annualized average yield was 9.35 percent for the third quarter of 2019, compared with 8.63 percent for the third quarter of 2018.

Other revenue, net items were as follows:

(Millions of dollars)	Three Months Ended September 30,
	2019	2018	Change
Finance receivable and operating lease fees (including late charges)	$16	$19	$(3)
Fees on committed credit facility extended to Caterpillar	—	10	(10)
Interest income on Notes receivable from Caterpillar	7	8	(1)
Net loss on returned or repossessed equipment	(12)	(7)	(5)
Miscellaneous other revenue, net	4	8	(4)
Total Other revenue, net	$15	$38	$(23)

There was a $6 million unfavorable impact from currency on revenues in the third quarter of 2019. Currency represents the net translation impact resulting from changes in foreign currency exchange rates versus the U.S. dollar and is included in all financial statement line items and each of the items included in the above analysis.

UNAUDITED

Consolidated Profit Before Income Taxes

(1) Analysis excludes $5 million in offsetting revenues and expenses for property taxes on operating leases.
The chart above graphically illustrates reasons for the change in Consolidated Profit Before Income Taxes between third quarter 2018 (at left) and third quarter 2019 (at right). Items favorably impacting profit before income taxes appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting profit before income taxes appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Profit before income taxes was $184 million for the third quarter of 2019, compared with $163 million for the third quarter of 2018. The increase was primarily due to a $31 million increase in net yield on average earning assets and a $27 million decrease in provision for credit losses. These favorable impacts were partially offset by a $14 million increase in general, operating and administrative expenses and a $10 million unfavorable impact due to the termination of a committed credit facility with Caterpillar.

There was a $3 million unfavorable impact from currency on profit before income taxes in the third quarter of 2019. Currency represents the net translation impact resulting from changes in foreign currency exchange rates versus the U.S. dollar and is included in all financial statement line items and each of the items included in the above analysis.

Provision for Income Taxes
The provision for income taxes reflected an estimated annual tax rate of 28 percent in the third quarter of 2019, compared with 24 percent in the third quarter of 2018, excluding the discrete item discussed in the following paragraph. The increase in the estimated annual tax rate was primarily due to changes in the geographic mix of profits.

A discrete tax benefit of $7 million was recorded in the third quarter of 2018 for the write-down of net deferred tax liabilities resulting from the 2017 tax year return to provision adjustments. The write-down reflected the reduction in the U.S. corporate tax rate from 35 percent to 21 percent beginning January 1, 2018.

UNAUDITED

NINE MONTHS ENDED SEPTEMBER 30, 2019 VS. NINE MONTHS ENDED SEPTEMBER 30, 2018

Consolidated Total Revenues

The chart above graphically illustrates reasons for the change in Consolidated Total Revenues between September YTD 2018 (at left) and September YTD 2019 (at right). Items favorably impacting total revenues appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting total revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Retail revenue for the first nine months of 2019 was $1.03 billion, an increase of $56 million from the same period in 2018. The increase was due to a $66 million favorable impact from higher interest rates on retail finance receivables, partially offset by a $10 million unfavorable impact from lower average earning assets. For the nine months ended September 30, 2019, retail average earning assets were $22.91 billion, a decrease of $233 million from the same period in 2018. The annualized average yield was 6.00 percent for the first nine months of 2019, compared with 5.62 percent for the same period in 2018.

Operating lease revenue for the first nine months of 2019 was $777 million, an increase of $17 million from the same period in 2018. The increase was due to a $15 million favorable impact from property tax revenues on operating leases as a result of the new lease accounting guidance and a $13 million favorable impact from higher average rental rates on operating leases, partially offset by an $11 million unfavorable impact from lower average earning assets.

Wholesale revenue for the first nine months of 2019 was $375 million, an increase of $71 million from the same period in 2018. The increase was due to a $48 million favorable impact from higher average earning assets and a $23 million favorable impact from higher interest rates on wholesale finance receivables. For the nine months ended September 30, 2019, wholesale average earning assets were $5.48 billion, an increase of $745 million from the same period in 2018. The annualized average yield was 9.11 percent for the first nine months of 2019, compared with 8.55 percent for the same period in 2018.

Other revenue, net items were as follows:

(Millions of dollars)	Nine Months Ended September 30,
	2019	2018	Change
Finance receivable and operating lease fees (including late charges)	$46	$56	$(10)
Fees on committed credit facility extended to Caterpillar	5	30	(25)
Interest income on Notes receivable from Caterpillar	22	22	—
Net loss on returned or repossessed equipment	(27)	(14)	(13)
Miscellaneous other revenue, net	12	15	(3)
Total Other revenue, net	$58	$109	$(51)

There was a $37 million unfavorable impact from currency on revenues in the first nine months of 2019. Currency represents the net translation impact resulting from changes in foreign currency exchange rates versus the U.S. dollar and is included in all financial statement line items and each of the items included in the above analysis.

UNAUDITED

Consolidated Profit Before Income Taxes

(1) Analysis excludes $15 million in offsetting revenues and expenses for property taxes on operating leases.
The chart above graphically illustrates reasons for the change in Consolidated Profit Before Income Taxes between September YTD 2018 (at left) and September YTD 2019 (at right). Items favorably impacting profit before income taxes appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting profit before income taxes appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Profit before income taxes was $467 million for the first nine months of 2019, compared with $387 million for the same period in 2018. The increase was primarily due to a $74 million decrease in provision for credit losses and a $73 million increase in net yield on average earning assets. These favorable impacts were partially offset by a $37 million increase in general, operating and administrative expenses and a $25 million unfavorable impact due to the termination of a committed credit facility with Caterpillar.

There was a $15 million unfavorable impact from currency on profit before income taxes in the first nine months of 2019. Currency represents the net translation impact resulting from changes in foreign currency exchange rates versus the U.S. dollar and is included in all financial statement line items and each of the items included in the above analysis.

Provision for Income Taxes
The provision for income taxes reflected an estimated annual tax rate of 28 percent for the first nine months of 2019, compared with 24 percent for the same period in 2018, excluding the discrete items discussed in the following paragraphs. The increase in the estimated annual tax rate was primarily due to changes in the geographic mix of profits.

The provision for income taxes for the first nine months of 2019 also included a $13 million charge for a valuation allowance against the deferred tax assets of a non-U.S. subsidiary.

A discrete tax benefit of $7 million was recorded in the nine months ended September 30, 2018 for the write-down of net deferred tax liabilities resulting from the 2017 tax year return to provision adjustments. The write-down reflected the reduction in the U.S. corporate tax rate from 35 percent to 21 percent beginning January 1, 2018.

UNAUDITED

Finance Receivables and Equipment on Operating Leases

New Business Volume

(Millions of dollars)	Nine Months Ended September 30,
	2019	2018	Change
New retail financing	$7,499	$7,843	$(344)
New operating lease activity	1,129	1,132	(3)
New wholesale financing	33,721	32,817	904
Total	$42,349	$41,792	$557

New retail financing decreased primarily due to lower volume in Asia/Pacific, EAME and Caterpillar Power Finance, partially offset by higher volume in Mining. New operating lease activity (which is substantially related to retail) decreased primarily due to lower rentals of Caterpillar equipment in North America, partially offset by higher rentals in Mining and EAME. New wholesale financing increased primarily due to higher purchases of trade receivables from Caterpillar.

Total Managed Portfolio
We define total portfolio as Finance receivables, net plus Equipment on operating leases, net. We also manage and service receivables and leases that have been sold by us to third parties with limited or no recourse in order to mitigate our concentration of credit risk with certain customers.  These assets are not available to pay our creditors. Total managed portfolio was as follows:

(Millions of dollars)	September 30, 2019	December 31, 2018	Change
Finance receivables, net	$27,186	$27,923	$(737)
Equipment on operating leases, net	3,567	3,562	5
Total portfolio	$30,753	$31,485	$(732)

Retail loans, net	$173	$130	$43
Retail leases, net	87	100	(13)
Operating leases	16	25	(9)
Total off-balance sheet managed assets	$276	$255	$21

Total managed portfolio	$31,029	$31,740	$(711)

Total Portfolio Metrics
At the end of the third quarter of 2019, past dues were 3.19 percent, compared with 3.47 percent at the end of the third quarter of 2018. Total non-performing finance receivables, which represent finance receivables currently on non-accrual status, were $825 million and $885 million at September 30, 2019 and December 31, 2018, respectively. Total non-performing finance receivables as a percentage of our recorded investment in finance receivables were 2.99 percent and 3.11 percent at September 30, 2019 and December 31, 2018, respectively.

Our allowance for credit losses as of September 30, 2019 was $434 million or 1.57 percent of finance receivables compared with $511 million or 1.80 percent as of December 31, 2018. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and current economic conditions. We believe our allowance is sufficient to provide for losses inherent in our existing finance receivable portfolio as of September 30, 2019.

UNAUDITED

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity provide us with the ability to meet our financial obligations on a timely basis.  Maintaining and managing adequate capital and liquidity resources includes management of funding sources and their utilization based on current, future and contingent needs. Throughout the third quarter of 2019, we experienced favorable liquidity conditions. We ended the third quarter of 2019 with $1.37 billion of cash, an increase of $600 million from year-end 2018. Our cash balances are held in numerous locations throughout the world with approximately $209 million held by our non-U.S. subsidiaries. Amounts held by non-U.S. subsidiaries are available for general corporate use and could be used in the U.S. without incurring significant additional U.S. taxes. We expect to meet our U.S. funding needs without repatriating undistributed profits that are indefinitely reinvested outside the U.S.

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

Total borrowings outstanding as of September 30, 2019 were $29.55 billion, a decrease of $511 million over December 31, 2018. Outstanding borrowings were as follows:

(Millions of dollars)	September 30, 2019	December 31, 2018
Medium-term notes, net of unamortized discount and debt issuance costs	$23,861	$22,169
Commercial paper, net of unamortized discount	3,444	4,759
Bank borrowings – long-term	618	646
Bank borrowings – short-term	441	526
Variable denomination floating rate demand notes	383	438
Notes payable to Caterpillar	798	1,518
Total outstanding borrowings	$29,545	$30,056

Medium-term notes
We issue medium-term unsecured notes through securities dealers or underwriters in the U.S., Canada, Europe, Australia, Japan, Hong Kong, and China to both retail and institutional investors. These notes are offered in several currencies and with a variety of maturities. These notes are senior unsecured obligations of the Company. Medium-term notes issued totaled $5.59 billion and redeemed totaled $3.89 billion for the nine months ended September 30, 2019. Medium-term notes outstanding as of September 30, 2019, mature as follows:

(Millions of dollars)
2019	$1,696
2020	7,455
2021	6,758
2022	3,814
2023	2,152
Thereafter	1,986
Total	$23,861

UNAUDITED

Commercial paper
We issue unsecured commercial paper in the U.S., Europe and other international capital markets.  These short-term promissory notes are issued on a discounted basis and are payable at maturity.

Revolving credit facilities
We have three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and us for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of September 30, 2019 was $7.75 billion. Information on our Credit Facility is as follows:

•	In September 2019, we entered into a new 364-day facility. The 364-day facility of $3.15 billion (of which $2.33 billion is available to us) expires in September 2020.

•
In September 2019, we amended and restated the 2015 three-year facility (as amended and restated, the "three-year facility"). The three-year facility of $2.73 billion (of which $2.01 billion is available to us) expires in September 2022.

•
In September 2019, we amended and restated the 2015 five-year facility (as amended and restated, the "five-year facility"). The five-year facility of $4.62 billion (of which $3.41 billion is available to us) expires in September 2024.

At September 30, 2019, Caterpillar’s consolidated net worth was $14.98 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined in the Credit Facility as the consolidated shareholders' equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income/(loss).

At September 30, 2019, our covenant interest coverage ratio was 1.62 to 1. This is above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense, calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at September 30, 2019, our six-month covenant leverage ratio was 8.01 to 1.  This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event that either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At September 30, 2019, there were no borrowings under the Credit Facility.

Bank borrowings
Available credit lines with banks as of September 30, 2019 totaled $4.69 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements. As of September 30, 2019, we had $1.06 billion outstanding against these credit lines and were in compliance with all debt covenants under these credit lines. The remaining available credit commitments may be withdrawn any time at the lenders' discretion.

Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction.  We do not hold reserves to fund the payment of the demand notes.  The notes are offered on a continuous basis. As of September 30, 2019, there was $383 million of variable denomination floating rate demand notes outstanding. The maximum amount of variable denomination floating rate demand notes that we may have outstanding at any time may not exceed $1.25 billion.

Notes receivable from/payable to Caterpillar
Under our variable amount and term lending agreements and other notes receivable with Caterpillar, we may borrow up to $2.60 billion from Caterpillar and Caterpillar may borrow up to $2.05 billion from us.  The variable amount lending agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice.  The term lending agreements have remaining maturities ranging up to nine years. We had notes payable of $798 million and notes receivable of $469 million outstanding under these agreements as of September 30, 2019.

UNAUDITED

OFF-BALANCE SHEET ARRANGEMENTS
We have potential payment exposure for guarantees issued to third parties totaling $84 million as of September 30, 2019.

CASH FLOWS
Operating cash flow was $954 million in the first nine months of 2019, compared with $882 million for the same period in 2018. Net cash provided by investing activities was $84 million for the first nine months of 2019, compared with net cash used for investing activities of $1.77 billion for the same period in 2018. The change was primarily due to the impact of Caterpillar purchased receivables and higher collections of finance receivables. Net cash used for financing activities was $432 million for the first nine months of 2019, compared with net cash provided by financing activities of $848 million for the same period in 2018. The change was primarily due to lower portfolio funding requirements.

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

Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the third quarter of 2019 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

10.1
Credit Agreement (364-Day Facility), dated as of September 5, 2019, among the Company, Caterpillar Inc., Caterpillar International Finance Designated Activity Company and Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank Europe PLC, UK Branch, as Local Currency Agent, and MUFG Bank, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 10, 2019)

10.2	Local Currency Addendum, dated as of September 5, 2019, to the 364-Day Facility (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 10, 2019)
10.3
Japan Local Currency Addendum, dated as of September 5, 2019, to the 364-Day Facility (incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K filed on September 10, 2019)

10.4
Second Amended and Restated Credit Agreement (3-Year Facility), dated as of September 5, 2019, among the Company, Caterpillar Inc., Caterpillar International Finance Designated Activity Company and Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank Europe PLC, UK Branch, as Local Currency Agent, and MUFG Bank, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 10, 2019)

10.5	Local Currency Addendum, dated as of September 5, 2019, to the 3-Year Facility (incorporated by reference from Exhibit 10.5 to the Company's Current Report on Form 8-K filed on September 10, 2019)
10.6
Japan Local Currency Addendum, dated as of September 5, 2019, to the 3-Year Facility (incorporated by reference from Exhibit 10.6 to the Company's Current Report on Form 8-K filed on September 10, 2019)

10.7
Second Amended and Restated Credit Agreement (5-Year Facility), dated as of September 5, 2019, among the Company, Caterpillar Inc., Caterpillar International Finance Designated Activity Company and Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank Europe PLC, UK Branch, as Local Currency Agent, and MUFG Bank, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 10.7 to the Company’s Current Report on Form 8-K filed September 10, 2019)

10.8	Local Currency Addendum, dated as of September 5, 2019, to the 5-Year Facility (incorporated by reference from Exhibit 10.8 to the Company's Current Report on Form 8-K filed on September 10, 2019)
10.9
Japan Local Currency Addendum, dated as of September 5, 2019, to the 5-Year Facility (incorporated by reference from Exhibit 10.9 to the Company's Current Report on Form 8-K filed on September 10, 2019)

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

Caterpillar Financial Services Corporation

Date:	October 31, 2019	/s/David T. Walton
David T. Walton, President, Director and Chief Executive Officer

Date:	October 31, 2019	/s/Patrick T. McCartan
Patrick T. McCartan, Executive Vice President and Chief Financial Officer

Date:	October 31, 2019	/s/Michael G. Sposato
Michael G. Sposato, Secretary

Date:	October 31, 2019	/s/Jeffry D. Everett
Jeffry D. Everett, Controller