Form 10-Q
period 2020-03-31
CATERPILLAR FINANCIAL SERVICES CORP
filed 2020-05-06
CIK 764764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Yes [    ] No [✓ ]

As of May 6, 2020, one share of common stock of the registrant was outstanding, which is owned by Caterpillar Inc.

The registrant is a wholly owned subsidiary of Caterpillar Inc. and meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced disclosure format.

UNAUDITED

PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In addition to the accompanying unaudited consolidated financial statements for Caterpillar Financial Services Corporation (together with its subsidiaries, "Cat Financial," "the Company," "we," "us" or "our"), we suggest that you read our 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 19, 2020. The Company files electronically with the SEC required reports on Form 8-K, Form 10-Q, Form 10-K; registration statements on Form S-3; and other forms or reports as required.  The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished with the SEC are available free of charge through Caterpillar’s website (www.caterpillar.com/secfilings) as soon as reasonably practicable after filing with the SEC.  In addition, the public may obtain more detailed information about our parent company, Caterpillar, by visiting its website (www.caterpillar.com).  None of the information contained at any time on our website or Caterpillar’s website is incorporated by reference into this document.

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF PROFIT
(Unaudited)
(Dollars in Millions)

	Three Months Ended March 31,
	2020	2019

Revenues:
Retail finance	$329	$335
Operating lease	257	258
Wholesale finance	99	119
Other, net	10	24
Total revenues	695	736

Expenses:
Interest	175	201
Depreciation on equipment leased to others	201	202
General, operating and administrative	108	124
Provision for credit losses	61	53
Other	13	10
Total expenses	558	590

Other income (expense)	(10)	(4)

Profit before income taxes	127	142

Provision for income taxes	33	38

Profit of consolidated companies	94	104

Less: Profit attributable to noncontrolling interests	4	6

Profit(1)	$90	$98

(1) Profit attributable to Caterpillar Financial Services Corporation.

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Millions)

	Three Months Ended March 31,
	2020	2019

Profit of consolidated companies	$94	$104

Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (expense)/benefit of: 2020 $(12); 2019 $(4)	(307)	15
Derivative financial instruments:
Gains (losses) deferred, net of tax (expense)/benefit of: 2020 $(19); 2019 $1	67	(3)
(Gains) losses reclassified to earnings, net of tax expense/(benefit) of: 2020 $16; 2019 $3	(61)	(11)
Total Other comprehensive income (loss), net of tax	(301)	1

Comprehensive income (loss)	(207)	105

Less: Comprehensive income (loss) attributable to the noncontrolling interests	3	8

Comprehensive income (loss) attributable to Caterpillar Financial Services Corporation	$(210)	$97

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in Millions, except share data)

	March 31, 2020	December 31, 2019
Assets:
Cash and cash equivalents	$670	$690
Finance receivables, net of Allowance for credit losses of $457 and $424	26,570	27,832
Notes receivable from Caterpillar	290	296
Equipment on operating leases, net	3,396	3,583
Other assets	1,406	1,292
Total assets	$32,332	$33,693

Liabilities and shareholder’s equity:
Payable to dealers and others	$118	$135
Payable to Caterpillar - borrowings and other	112	693
Accrued expenses	233	241
Short-term borrowings	4,789	5,161
Current maturities of long-term debt	7,792	6,194
Long-term debt	15,371	17,140
Other liabilities	901	893
Total liabilities	29,316	30,457

Commitments and contingent liabilities (Note 7)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid-in amount)	745	745
Additional paid-in capital	2	2
Retained earnings	3,239	3,162
Accumulated other comprehensive income/(loss)	(1,145)	(845)
Noncontrolling interests	175	172
Total shareholder’s equity	3,016	3,236

Total liabilities and shareholder’s equity	$32,332	$33,693

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Unaudited)
(Dollars in Millions)

Three Months Ended March 31, 2019	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Noncontrolling interests	Total
Balance at December 31, 2018	$745	$2	$2,874	$(925)	$153	$2,849
Profit of consolidated companies			98		6	104
Foreign currency translation, net of tax				13	2	15
Derivative financial instruments, net of tax				(14)		(14)
Adjustment to adopt new accounting guidance(1)			(97)	97		—
Balance at March 31, 2019	$745	$2	$2,875	$(829)	$161	$2,954

Three Months Ended March 31, 2020
Balance at December 31, 2019	$745	$2	$3,162	$(845)	$172	$3,236
Profit of consolidated companies			90		4	94
Foreign currency translation, net of tax				(306)	(1)	(307)
Derivative financial instruments, net of tax				6		6
Adjustment to adopt new accounting guidance(2)			(13)			(13)
Balance at March 31, 2020	$745	$2	$3,239	$(1,145)	$175	$3,016

(1) Adjustment to adopt new accounting guidance related to reclassification of certain tax effects from accumulated other comprehensive income/(loss).
(2) Adjustment to adopt new accounting guidance related to credit losses (See Note 2).

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Profit of consolidated companies	$94	$104
Adjustments for non-cash items:
Depreciation and amortization	205	206
Amortization of receivables purchase discount	(91)	(109)
Provision for credit losses	61	53
Other, net	150	33
Changes in assets and liabilities:
Other assets	(42)	2
Payable to dealers and others	35	13
Accrued expenses	(17)	(11)
Other payables with Caterpillar	9	4
Other liabilities	(3)	4
Net cash provided by operating activities	401	299

Cash flows from investing activities:
Expenditures for equipment on operating leases	(246)	(242)
Capital expenditures - excluding equipment on operating leases	(1)	(4)
Proceeds from disposals of equipment	155	182
Additions to finance receivables	(3,213)	(2,971)
Collections of finance receivables	3,422	3,096
Net changes in Caterpillar purchased receivables	376	(16)
Proceeds from sales of receivables	31	44
Net change in variable lending to Caterpillar	—	1
Collections on other notes receivable with Caterpillar	6	16
Settlements of undesignated derivatives	35	(25)
Net cash provided by (used for) investing activities	565	81

Cash flows from financing activities:
Net change in variable lending from Caterpillar	(596)	(63)
Proceeds from debt issued (original maturities greater than three months)	2,126	2,664
Payments on debt issued (original maturities greater than three months)	(2,460)	(2,565)
Short-term borrowings, net (original maturities three months or less)	(35)	(525)
Net cash provided by (used for) financing activities	(965)	(489)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(22)	(2)

Increase/(decrease) in cash, cash equivalents and restricted cash	(21)	(111)
Cash, cash equivalents and restricted cash at beginning of year(1)	695	773
Cash, cash equivalents and restricted cash at end of period(1)	$674	$662

(1) As of March 31, 2020 and December 31, 2019, restricted cash, which is included in Other assets in the Consolidated Statements of Financial Position, was $4 million and $5 million, respectively. Restricted cash primarily includes cash related to syndication activities.

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Notes to Consolidated Financial Statements
(Unaudited)

1.	Summary of Significant Accounting Policies

A.	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated profit for the three months ended March 31, 2020 and 2019, (b) the consolidated comprehensive income for the three months ended March 31, 2020 and 2019, (c) the consolidated financial position as of March 31, 2020 and December 31, 2019, (d) the consolidated changes in shareholder's equity for the three months ended March 31, 2020 and 2019 and (e) the consolidated cash flows for the three months ended March 31, 2020 and 2019. The preparation of financial statements, in conformity with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), requires management to make estimates and assumptions that affect the reported amounts.  Significant estimates include residual values for leased assets, allowance for credit losses and income taxes. Actual results may differ from these estimates.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2019 (2019 Form 10-K). The December 31, 2019 financial position data included herein was derived from the audited consolidated financial statements included in the 2019 Form 10-K but does not include all disclosures required by generally accepted accounting principles. Certain amounts for prior periods have been reclassified to conform with current period financial statement presentation.

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

We have customers and dealers that are VIEs of which we are not the primary beneficiary. Although we have provided financial support to these entities and therefore have a variable interest, we do not have the power to direct the activities that most significantly impact their economic performance. Our maximum exposure to loss from our involvement with these VIEs is limited to the credit risk of the financial support that we have provided. Credit risk is evaluated and reflected in our financial statements as part of our overall portfolio of finance receivables and related allowance for credit losses.

B.	Accounting Policy Updates

For a discussion of our significant accounting policies, see Note 1 in our 2019 Annual Report on Form 10-K. Significant accounting policies that have been revised since our 2019 Annual Report on Form 10-K are shown below. These accounting policy changes were effective January 1, 2020 with the adoption of the new credit loss accounting guidance discussed in Note 2. Prior period comparative information has not been recast and continues to be reported under the accounting guidance in effect for those periods.

Finance Receivables
Finance receivables are generally classified as held for investment and recorded at amortized cost given that we have the intent and ability to hold them for the foreseeable future. Amortized cost is the principal balance outstanding plus accrued interest less write-downs, net of unamortized purchase discounts and deferred fees and costs.

Allowance for Credit Losses
The allowance for credit losses is management’s estimate of expected losses over the life of our finance receivable portfolio calculated using loss forecast models that take into consideration historical credit loss experience, current economic conditions and forecasts and scenarios that capture country and industry-specific economic factors. In addition, qualitative factors not able to be fully captured in our loss forecast models, including borrower-specific and Company-specific macro-economic factors, are considered in the evaluation of the adequacy of our allowance for credit losses.

UNAUDITED

The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist and on an individual basis when it is determined that similar risk characteristics do not exist. Finance receivables are identified for individual evaluation based on past-due status and information available about the customer, such as financial statements, news reports and published credit ratings, as well as general information regarding industry trends and the economic environment in which our customers operate. The allowance for credit losses attributable to finance receivables that are individually evaluated is based on the present value of expected future cash flows discounted at the receivables' effective interest rate, the fair value of the collateral for collateral-dependent receivables or the observable market price of the receivable.  In determining collateral value, we estimate the current fair market value of the collateral less selling costs. We also consider credit enhancements such as additional collateral and contractual third-party guarantees. See Note 3 for a description of our portfolio segments and allowance methodologies.

Receivable balances, including accrued interest, are written off against the allowance for credit losses when, in the judgment of management, they are considered uncollectible (generally upon repossession of the collateral). The amount of the write-off is determined by comparing the fair value of the collateral, less cost to sell, to the amortized cost. Subsequent recoveries, if any, are credited to the allowance for credit losses when received.

2.	New Accounting Pronouncements

A.	Adoption of New Accounting Standards

Credit losses (Accounting Standards Update (ASU) 2016-13) – In June 2016, the Financial Accounting Standards Board (FASB) issued new accounting guidance to introduce a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The new guidance applies to loans, accounts receivable, trade receivables, other financial assets measured at amortized cost, loan commitments and other off-balance sheet credit exposures. The new guidance also applies to debt securities and other financial assets measured at fair value through other comprehensive income. The new guidance was effective January 1, 2020 and was applied using a modified retrospective approach through a cumulative effect adjustment to retained earnings as of January 1, 2020. Prior period comparative information has not been recast and continues to be reported under the accounting guidance in effect for those periods.

The most significant effects of adoption relate to the change in methodology for estimating our Allowance for credit losses from an incurred loss model to a current expected credit loss model. We elected to present accrued interest receivable related to our finance receivables in Finance receivables, net. In prior period comparative information, accrued interest receivable continues to be reported in Other assets. The adoption did not have a material impact on our financial statements.

The cumulative effect of initially applying the new credit loss guidance to our consolidated financial statements on January 1, 2020 was as follows:

Consolidated Statement of Financial Position (Millions of dollars)	Balance as of December 31, 2019	Cumulative Impact from Adopting New Credit Loss Standard	Balance as of January 1, 2020
Assets:
Finance receivables, net	$27,832	$42	$27,874
Other assets	$1,292	$(53)	$1,239

Liabilities:
Other liabilities	$893	$2	$895

Shareholder's equity
Retained earnings	$3,162	$(13)	$3,149

See Note 3 for additional information.

UNAUDITED

We adopted the following ASUs effective January 1, 2020, none of which had a material impact on our financial statements:

ASU	Description
2018-13	Fair value measurement
2018-15	Internal-use software
2018-19	Codification improvements - Credit losses
2019-04	Codification improvements - Credit losses, Derivatives & hedging, and Financial instruments
2019-05	Financial instruments - Credit losses
2019-11	Codification improvements - Credit losses
2019-12	Simplifying accounting for income taxes
2020-02	Financial instruments - Credit losses
2020-03	Codification improvements - Financial instruments

B.	Accounting Standards Issued But Not Yet Adopted

We consider the applicability and impact of all ASUs. The ASUs were assessed and either determined to be not applicable or not expected to have a material impact on our financial statements.

3.	Finance Receivables

Effective January 1, 2020, we implemented the new credit loss guidance using a modified retrospective approach. Prior period comparative information has not been recast and continues to be reported under the accounting guidance in effect for those periods. See Note 2 for additional information.

A summary of finance receivables included in the Consolidated Statements of Financial Position was as follows:

(Millions of dollars)	March 31, 2020	December 31, 2019
Retail loans, net(1)	$15,061	$15,424
Retail leases, net	7,207	7,660
Caterpillar purchased receivables, net	4,055	4,448
Wholesale loans, net(1)	655	664
Wholesale leases, net	49	60
Total finance receivables	27,027	28,256
Less: Allowance for credit losses	(457)	(424)
Total finance receivables, net	$26,570	$27,832

(1) Includes failed sale leasebacks.

Finance leases
Revenues from finance leases were $125 million and $118 million for the three months ended March 31, 2020 and 2019, respectively, and are included in retail and wholesale finance revenue in the Consolidated Statements of Profit. The residual values for leases classified as finance leases are included in Finance receivables, net in the Consolidated Statements of Financial Position. For finance leases, residual value adjustments are recognized through a reduction of finance revenue over the remaining lease term.

Allowance for credit losses

Portfolio segments
A portfolio segment is the level at which we develop a systematic methodology for determining our allowance for credit losses. Our portfolio segments and related methods for estimating expected credit losses are as follows:

Customer
We provide loans and finance leases to end-user customers primarily for the purpose of financing new and used Caterpillar machinery, engines and equipment for commercial use, the majority of which operate in construction-related industries. We also provide financing for vehicles, power generation facilities and marine vessels that, in most cases, incorporate Caterpillar products.

UNAUDITED

The average original term of our customer finance receivable portfolio is approximately 48 months with an average remaining term of approximately 22 months.

We typically maintain a security interest in financed equipment and we require physical damage insurance coverage on the financed equipment, both of which provide us with certain rights and protections. If our collection efforts fail to bring a defaulted account current, we generally can repossess the financed equipment, after satisfying local legal requirements, and sell it within the Caterpillar dealer network or through third party auctions.

We estimate the allowance for credit losses related to our customer finance receivables based on loss forecast models utilizing probabilities of default and our estimated loss given default based on past loss experience adjusted for current conditions and reasonable and supportable forecasts capturing country and industry-specific macro-economic factors.

As of March 31, 2020, our forecasts for the markets in which we operate reflected a decline in economic conditions resulting from a contracting economy, elevated unemployment rates and an increase in the level and trend of delinquencies due to the COVID-19 pandemic. We believe the economic forecasts employed represent reasonable and supportable forecasts, followed by a reversion to long term trends.

Dealer
We provide financing to Caterpillar dealers in the form of wholesale financing plans. Our wholesale financing plans provide assistance to dealers by financing their new Caterpillar equipment inventory and rental fleets and are generally secured by the financed equipment. In addition, we provide unsecured loans to Caterpillar dealers for working capital.

We estimate the allowance for credit losses for dealer finance receivables based on historical loss rates with consideration of current economic conditions and reasonable and supportable forecasts.

Although forecasts indicate a decline in economic conditions, our Dealer portfolio segment has not historically resulted in increased credit losses during prior economic downturns due to our close working relationships with the dealers and their financial strength. Therefore, no adjustments to historical loss rates were made during the three-month period ended March 31, 2020.

Caterpillar Purchased Receivables
We purchase receivables from Caterpillar, primarily related to the sale of equipment and parts to dealers. Caterpillar purchased receivables are non-interest-bearing short-term trade receivables that are purchased at a discount.

We estimate the allowance for credit losses for Caterpillar purchased receivables based on historical loss rates with consideration of current economic conditions and reasonable and supportable forecasts.

Although forecasts indicate a decline in economic conditions, our Caterpillar Purchased Receivables portfolio segment has not historically resulted in increased credit losses during prior economic downturns due to the short-term maturities of the receivables, our close working relationships with the dealers and their financial strength. Therefore, no adjustments to historical loss rates were made during the three-month period ended March 31, 2020.

Classes of finance receivables
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

UNAUDITED

An analysis of the allowance for credit losses was as follows:

(Millions of dollars)	March 31, 2020
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$375	$45	$4	$424
Adjustment to adopt new accounting guidance(1)	12	—	—	12
Receivables written off	(37)	—	—	(37)
Recoveries on receivables previously written off	7	—	—	7
Provision for credit losses	60	—	—	60
Foreign currency translation adjustment	(9)	—	—	(9)
Balance at end of period	$408	$45	$4	$457

Individually evaluated	$176	$39	$—	$215
Collectively evaluated	232	6	4	242
Ending Balance	$408	$45	$4	$457

Finance Receivables:
Individually evaluated	$570	$78	$—	$648
Collectively evaluated	18,111	4,213	4,055	26,379
Ending Balance	$18,681	$4,291	$4,055	$27,027

(1) See Note 2 regarding new accounting guidance related to credit losses.

(Millions of dollars)	December 31, 2019
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$486	$21	$4	$511
Receivables written off	(281)	—	—	(281)
Recoveries on receivables previously written off	44	—	—	44
Provision for credit losses	138	24	—	162
Adjustment due to sale of receivables	(11)	—	—	(11)
Foreign currency translation adjustment	(1)	—	—	(1)
Balance at end of year	$375	$45	$4	$424

Individually evaluated	$178	$39	$—	$217
Collectively evaluated	197	6	4	207
Ending Balance	$375	$45	$4	$424

Finance Receivables:
Individually evaluated	$594	$78	$—	$672
Collectively evaluated	18,770	4,366	4,448	27,584
Ending Balance	$19,364	$4,444	$4,448	$28,256

Credit quality of finance receivables
At origination, we evaluate credit risk based on a variety of credit quality factors including prior payment experience, customer financial information, credit-rating agency ratings, loan-to-value ratios, probabilities of default, industry trends, macroeconomic factors and other internal metrics. On an ongoing basis, we monitor credit quality based on past-due status as there is a meaningful correlation between the past-due status of customers and the risk of loss. In determining past-due status, we consider the entire finance receivable past due when any installment is over 30 days past due.

UNAUDITED

Customer
The table below summarizes the aging category of our amortized cost of finance receivables in the Customer portfolio segment by origination year.

(Millions of dollars)	March 31, 2020
	2020	2019	2018	2017	2016	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$934	$3,277	$2,015	$952	$455	$155	$157	$7,945
31-60 days past due	6	55	52	29	21	5	—	168
61-90 days past due	—	11	11	10	3	1	—	36
91+ days past due	—	14	21	15	10	6	—	66
EAME
Current	249	1,164	773	358	133	44	—	2,721
31-60 days past due	2	11	5	4	2	—	—	24
61-90 days past due	—	7	3	2	1	1	—	14
91+ days past due	—	8	22	23	53	61	—	167
Asia/Pacific
Current	259	1,249	688	240	61	30	32	2,559
31-60 days past due	2	26	25	9	—	1	—	63
61-90 days past due	—	14	14	5	1	—	—	34
91+ days past due	—	15	17	8	1	—	—	41
Mining
Current	85	711	413	267	139	217	199	2,031
31-60 days past due	—	—	1	—	—	1	—	2
61-90 days past due	—	3	12	6	—	—	—	21
91+ days past due	—	12	12	23	—	—	1	48
Latin America
Current	175	483	253	88	23	49	—	1,071
31-60 days past due	—	15	10	8	4	2	—	39
61-90 days past due	—	5	7	5	2	—	—	19
91+ days past due	—	11	29	24	9	7	—	80
Caterpillar Power Finance
Current	3	301	221	287	158	158	160	1,288
31-60 days past due	—	—	11	—	4	11	—	26
61-90 days past due	—	—	—	1	—	—	—	1
91+ days past due	—	—	20	11	37	149	—	217
Total	$1,715	$7,392	$4,635	$2,375	$1,117	$898	$549	$18,681

Finance receivables in the Customer portfolio segment are substantially secured by collateral, primarily in the form of Caterpillar and other machinery. For those contracts where the borrower is experiencing financial difficulty, repayment of the outstanding amounts is generally expected to be provided through the operation or repossession and sale of the machinery.

Dealer
As of March 31, 2020, our total amortized cost of finance receivables within the Dealer portfolio segment was current, with the exception of $78 million that was 91+ days past due in Latin America. These past due receivables were originated in 2017.

UNAUDITED

Caterpillar Purchased Receivables
The table below summarizes the aging category of our amortized cost of finance receivables in the Caterpillar Purchased Receivables portfolio segment.

(Millions of dollars)
	March 31, 2020
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables
North America	$16	$9	$18	$43	$2,290	$2,333
EAME	1	—	1	2	587	589
Asia/Pacific	2	1	1	4	686	690
Mining	—	—	—	—	—	—
Latin America	—	—	—	—	425	425
Caterpillar Power Finance	2	2	1	5	13	18
Total	$21	$12	$21	$54	$4,001	$4,055

The table below summarizes our recorded investment in finance receivables by aging category.

(Millions of dollars)
	December 31, 2019
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables
Customer
North America	$72	$23	$55	$150	$8,085	$8,235
EAME	30	31	141	202	2,882	3,084
Asia/Pacific	40	14	29	83	2,733	2,816
Mining	5	—	19	24	2,266	2,290
Latin America	41	23	80	144	1,131	1,275
Caterpillar Power Finance	10	10	225	245	1,419	1,664
Dealer
North America	—	—	—	—	2,514	2,514
EAME	—	—	—	—	600	600
Asia/Pacific	—	—	—	—	487	487
Mining	—	—	—	—	4	4
Latin America	—	—	78	78	758	836
Caterpillar Power Finance	—	—	—	—	3	3
Caterpillar Purchased Receivables
North America	15	6	18	39	2,450	2,489
EAME	1	—	2	3	574	577
Asia/Pacific	1	—	—	1	891	892
Mining	—	—	—	—	—	—
Latin America	—	—	—	—	475	475
Caterpillar Power Finance	—	—	—	—	15	15
Total	$215	$107	$647	$969	$27,287	$28,256

UNAUDITED

Impaired finance receivables
A finance receivable is considered impaired, based on current information and events, if it is probable that we will be unable to collect all amounts due according to the contractual terms. Impaired finance receivables include finance receivables that have been restructured and are considered to be troubled debt restructures.

In our Customer portfolio segment, impaired finance receivables and the related unpaid principal balances and allowance were as follows:

(Millions of dollars)
	As of December 31, 2019
Impaired Finance Receivables With No Allowance Recorded	Recorded Investment	Unpaid Principal Balance	Related Allowance
North America	$6	$6	$—
EAME	—	—	—
Asia/Pacific	—	—	—
Mining	22	22	—
Latin America	8	8	—
Caterpillar Power Finance	58	58	—
Total	$94	$94	$—
Impaired Finance Receivables With An Allowance Recorded
North America	$30	$30	$11
EAME	61	61	29
Asia/Pacific	8	8	2
Mining	37	36	9
Latin America	58	58	20
Caterpillar Power Finance	306	319	107
Total	$500	$512	$178
Total Impaired Finance Receivables
North America	$36	$36	$11
EAME	61	61	29
Asia/Pacific	8	8	2
Mining	59	58	9
Latin America	66	66	20
Caterpillar Power Finance	364	377	107
Total	$594	$606	$178

UNAUDITED

(Millions of dollars)
	Three Months Ended March 31, 2019
Impaired Finance Receivables With No Allowance Recorded	Average Recorded Investment	Interest Income Recognized
North America	$10	$—
EAME	1	—
Asia/Pacific	—	—
Mining	31	—
Latin America	24	—
Caterpillar Power Finance	60	1
Total	$126	$1
Impaired Finance Receivables With An Allowance Recorded
North America	$40	$1
EAME	94	1
Asia/Pacific	7	—
Mining	43	1
Latin America	77	1
Caterpillar Power Finance	451	3
Total	$712	$7
Total Impaired Finance Receivables
North America	$50	$1
EAME	95	1
Asia/Pacific	7	—
Mining	74	1
Latin America	101	1
Caterpillar Power Finance	511	4
Total	$838	$8

There were $78 million in impaired finance receivables with a related allowance of $39 million as of December 31, 2019 for the Dealer portfolio segment, all of which was in Latin America. There were no impaired finance receivables as of December 31, 2019 for the Caterpillar Purchased Receivables portfolio segment.

Non-accrual finance receivables
Recognition of income is suspended and the finance receivable is placed on non-accrual status when management determines that collection of future income is not probable. Contracts on non-accrual status are generally more than 120 days past due or have been restructured in a troubled debt restructuring (TDR). Recognition is resumed and previously suspended income is recognized when the finance receivable becomes current and collection of remaining amounts is considered probable. Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms. Interest earned but uncollected prior to the receivable being placed on non-accrual status is written off through Provision for credit losses when, in the judgment of management, it is considered uncollectible.

UNAUDITED

In our Customer portfolio segment, finance receivables which were on non-accrual status and finance receivables over 90 days past due and still accruing income were as follows:

(Millions of dollars)	March 31, 2020
	Amortized Cost
	Non-accrual With an Allowance	Non-accrual Without an Allowance	91+ Still Accruing
North America	$50	$—	$20
EAME	168	1	5
Asia/Pacific	29	—	12
Mining	40	—	9
Latin America	87	—	—
Caterpillar Power Finance	329	—	7
Total	$703	$1	$53

There was less than $1 million of interest income recognized during the three months ended March 31, 2020 for customer finance receivables on non-accrual status.

(Millions of dollars)	December 31, 2019
	Recorded Investment
	Non-accrual Finance Receivables	91+ Still Accruing
North America	$44	$15
EAME	165	4
Asia/Pacific	21	8
Mining	47	—
Latin America	89	2
Caterpillar Power Finance	361	—
Total	$727	$29

As of March 31, 2020 and December 31, 2019, there were $78 million in finance receivables on non-accrual status in our Dealer portfolio segment, all of which was in Latin America. There were no finance receivables in our Dealer portfolio segment more than 90 days past due and still accruing income as of March 31, 2020 and no interest income was recognized on dealer finance receivables on non-accrual status during the three months ended March 31, 2020.

Troubled debt restructurings
A restructuring of a finance receivable constitutes a TDR when the lender grants a concession it would not otherwise consider to a borrower experiencing financial difficulties. Concessions granted may include extended contract maturities, inclusion of interest only periods, below market interest rates, payment deferrals and reduction of principal and/or accrued interest.

UNAUDITED

There were no finance receivables modified as TDRs during the three months ended March 31, 2020 and 2019 for the Dealer or Caterpillar Purchased Receivables portfolio segments. Finance receivables in the Customer portfolio segment modified as TDRs were as follows:

(Dollars in millions)	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Number of Contracts	Pre-TDR Amortized Cost	Post-TDR Amortized Cost	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
EAME	—	$—	$—	17	$7	$7
Latin America	5	2	2	—	—	—
Caterpillar Power Finance	—	—	—	8	51	50
Total	5	$2	$2	25	$58	$57

TDRs in the Customer portfolio segment with a payment default (defined as 91+ days past due) which had been modified within twelve months prior to the default date, were as follows:

(Dollars in millions)	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Number of Contracts	Post-TDR Amortized Cost	Number of Contracts	Post-TDR Recorded Investment
EAME	2	$10	—	$—
Latin America	3	1	—	—
Total	5	$11	—	$—

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

UNAUDITED

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

As of March 31, 2020, $16 million of deferred net losses, net of tax, included in equity (AOCI in the Consolidated Statements of Financial Position), related to our floating-to-fixed interest rate contracts, are expected to be reclassified to Interest expense over the next twelve months.  The actual amount recorded in Interest expense will vary based on interest rates at the time the hedged transactions impact earnings.

As of March 31, 2020, the cumulative amount of fair value hedging adjustments related to our fixed-to-floating interest rate contracts included in the carrying amount of Long-term debt was $64 million. Fair value gains and losses on these interest rate contracts and the related hedged items generally offset within interest expense. We have, at certain times, liquidated fixed-to-floating interest rate contracts that resulted in deferred gains at the time of liquidation. The deferred gains associated with these interest rate contracts are included in Long-term debt in the Consolidated Statements of Financial Position and are being amortized to Interest expense over the remaining term of the previously designated hedged item.

UNAUDITED

The location and fair value of derivative instruments reported in the Consolidated Statements of Financial Position were as follows:

(Millions of dollars)		Asset (Liability) Fair Value
	Consolidated Statements of Financial Position Location	March 31, 2020	December 31, 2019
Designated derivatives
Interest rate contracts	Other assets	$61	$5
Interest rate contracts	Accrued expenses	(31)	(25)
Cross currency contracts	Other assets	152	67
Cross currency contracts	Accrued expenses	(1)	(3)
		$181	$44
Undesignated derivatives
Foreign exchange contracts	Other assets	$75	$7
Foreign exchange contracts	Accrued expenses	(28)	(21)
Cross currency contracts	Other assets	13	5
Cross currency contracts	Accrued expenses	—	(1)
		$60	$(10)

The total notional amount of our derivative instruments was $10.58 billion and $8.93 billion as of March 31, 2020 and December 31, 2019, respectively. The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties. The amounts exchanged by the parties are calculated by reference to the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates and interest rates.

The effect of derivatives designated as hedging instruments on the Consolidated Statements of Profit was as follows:

Cash Flow Hedges
(Millions of dollars)	Three Months Ended March 31, 2020
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI	Classification	Amount of Gains (Losses) Reclassified from AOCI	Amount of the line items in the Consolidated Statements of Profit
Interest rate contracts	$(15)	Interest expense	$(5)	$175
Cross currency contracts	101	Other income (expense)	71	(10)
		Interest expense	11	175
	$86		$77

	Three Months Ended March 31, 2019
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI	Classification	Amount of Gains (Losses) Reclassified from AOCI	Amount of the line items in the Consolidated Statements of Profit
Interest rate contracts	$(26)	Interest expense	$1	$201
Cross currency contracts	22	Other income (expense)	6	(4)
		Interest expense	7	201
	$(4)		$14

UNAUDITED

The effect of derivatives not designated as hedging instruments on the Consolidated Statements of Profit was as follows:

(Millions of dollars)		Three Months Ended March 31,
	Classification	2020	2019
Foreign exchange contracts	Other income (expense)	$99	$(29)
Cross currency contracts	Other income (expense)	9	—
		$108	$(29)

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

Collateral is generally not required of the counterparties or us under the master netting agreements. As of March 31, 2020 and December 31, 2019, no cash collateral was received or pledged under the master netting agreements.

The effect of net settlement provisions of the master netting agreements on our derivative balances upon an event of default or a termination event was as follows:

(Millions of dollars)	March 31, 2020	December 31, 2019
Derivative Assets
Gross Amount of Recognized Assets	$301	$84
Gross Amounts Offset	—	—
Net Amount of Assets(1)	301	84
Gross Amounts Not Offset	(47)	(21)
Net Amount	$254	$63

Derivative Liabilities
Gross Amount of Recognized Liabilities	$(60)	$(50)
Gross Amounts Offset	—	—
Net Amount of Liabilities(1)	(60)	(50)
Gross Amounts Not Offset	47	21
Net Amount	$(13)	$(29)

(1) As presented in the Consolidated Statements of Financial Position.

UNAUDITED

5.	Accumulated Other Comprehensive Income/(Loss)

Comprehensive income/(loss) and its components are presented in the Consolidated Statements of Comprehensive Income. Changes in Accumulated other comprehensive income/(loss), net of tax, included in the Consolidated Statements of Changes in Shareholder's Equity, consisted of the following:

(Millions of dollars)	Foreign currency translation	Derivative financial instruments	Total
Three Months Ended March 31, 2019
Balance at December 31, 2018	$(889)	$(36)	$(925)
Other comprehensive income/(loss) before reclassifications	13	(3)	10
Amounts reclassified from accumulated other comprehensive (income)/loss	—	(11)	(11)
Adjustment to adopt new accounting guidance(1)	98	(1)	97
Other comprehensive income/(loss)	111	(15)	96
Balance at March 31, 2019	$(778)	$(51)	$(829)

Three Months Ended March 31, 2020
Balance at December 31, 2019	$(777)	$(68)	$(845)
Other comprehensive income/(loss) before reclassifications	(306)	67	(239)
Amounts reclassified from accumulated other comprehensive (income)/loss	—	(61)	(61)
Other comprehensive income/(loss)	(306)	6	(300)
Balance at March 31, 2020	$(1,083)	$(62)	$(1,145)

(1) Adjustment to adopt new accounting guidance related to reclassification of certain tax effects from accumulated other comprehensive income/(loss).

The effect of the reclassifications out of Accumulated other comprehensive income/(loss) on the Consolidated Statements of Profit was as follows:

(Millions of dollars)		Three Months Ended March 31,
Derivative financial instruments	Classification of income (expense)	2020	2019
Cross currency contracts	Other income (expense)	$71	$6
Cross currency contracts	Interest expense	11	7
Interest rate contracts	Interest expense	(5)	1
Reclassifications before tax		77	14
Tax (provision) benefit		(16)	(3)
Total reclassifications from Accumulated other comprehensive income/(loss)		$61	$11

UNAUDITED

6.	Segment Information

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

To align with changes in executive management responsibilities and measurement of segment performance, our management reporting was updated effective January 1, 2020. Prior year data has been revised to conform to the 2020 presentation.

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

•	Timing - Timing differences in the recognition of costs between segment reporting and consolidated external reporting.

•	Methodology - Methodology differences between segment reporting and consolidated external reporting are as follows:

◦	Segment assets include off-balance sheet managed assets for which we maintain servicing responsibilities.

◦	The impact of differences between the actual leverage and the segment leverage ratios.

◦	Interest expense includes realized forward points on foreign currency forward contracts.

◦	The net gain or loss from interest rate derivatives is excluded from segment reporting.

UNAUDITED

Supplemental segment data and reconciliations to consolidated external reporting for the three months ended March 31 was as follows:

(Millions of dollars) 2020	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at March 31, 2020	Capital expenditures
North America	$382	$75	$94	$144	$22	$15,146	$220
EAME	70	16	13	16	7	4,624	4
Asia/Pacific	86	36	27	2	7	4,163	3
Latin America	53	6	23	3	7	2,590	3
Caterpillar Power Finance	20	1	8	—	5	1,509	—
Mining	81	8	17	36	13	2,704	16
Total Segments	692	142	182	201	61	30,736	246
Unallocated	9	(70)	56	—	—	1,933	1
Timing	(6)	(1)	—	—	—	13	—
Methodology	—	56	(63)	—	—	(74)	—
Inter-segment Eliminations (1)	—	—	—	—	—	(276)	—
Total	$695	$127	$175	$201	$61	$32,332	$247

2019	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at December 31, 2019	Capital expenditures
North America	$400	$116	$97	$143	$7	$15,496	$178
EAME	70	23	13	17	(1)	4,918	23
Asia/Pacific	88	39	29	3	3	4,540	6
Latin America	58	3	22	5	15	2,809	2
Caterpillar Power Finance	29	(16)	13	—	26	1,673	—
Mining	80	16	18	34	3	2,966	34
Total Segments	725	181	192	202	53	32,402	243
Unallocated	19	(83)	64	—	—	1,896	3
Timing	(8)	(5)	—	—	—	16	—
Methodology	—	49	(55)	—	—	(216)	—
Inter-segment Eliminations (1)	—	—	—	—	—	(405)	—
Total	$736	$142	$201	$202	$53	$33,693	$246

 (1) Elimination is primarily related to intercompany loans.

UNAUDITED

7.	Commitments and Contingent Liabilities

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

No significant loss has been experienced or is anticipated under any of these guarantees. At March 31, 2020 and December 31, 2019, the related recorded liability was less than $1 million. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees was $50 million and $65 million at March 31, 2020 and December 31, 2019, respectively.

We provide guarantees to repurchase certain loans of Caterpillar dealers from a special-purpose corporation (SPC) that qualifies as a VIE (see Note 1 for additional information regarding the accounting guidance on the consolidation of VIEs).  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  We have a loan purchase agreement with the SPC that obligates us to purchase certain loans that are not paid at maturity.  We receive a fee for providing this guarantee, which provides a source of liquidity for the SPC.  We are the primary beneficiary of the SPC as our guarantees result in us having both the power to direct the activities that most significantly impact the SPC's economic performance and the obligation to absorb losses and therefore we have consolidated the financial statements of the SPC. As of March 31, 2020 and December 31, 2019, the SPC’s assets of $1.47 billion and $1.45 billion, respectively, were primarily comprised of loans to dealers, which are included in Finance receivables, net in the Consolidated Statements of Financial Position, and the SPC's liabilities of $1.47 billion and $1.45 billion, respectively, were primarily comprised of commercial paper, which is included in Short-term borrowings in the Consolidated Statements of Financial Position.  The assets of the SPC are not available to pay our creditors. We may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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

Derivative financial instruments are measured on a recurring basis at fair value and are classified as Level 2 measurements.   We had derivative financial instruments in a net asset position included in our Consolidated Statements of Financial Position of $241 million and $34 million as of March 31, 2020 and December 31, 2019, respectively.

Impaired loans
Our impaired loans are subject to measurement at fair value on a nonrecurring basis and are classified as Level 3 measurements. A loan is considered impaired when management determines that collection of contractual amounts due is not probable. In these cases, an allowance for credit losses may be established based either on the present value of expected future cash flows discounted at the receivables' effective interest rate, the fair value of the collateral for collateral-dependent receivables or the observable market price of the receivable. In determining collateral value, we estimate the current fair market value of the collateral less selling costs. We had impaired loans carried at the fair value of $324 million and $343 million as of March 31, 2020 and December 31, 2019, respectively.

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
Long-term debt – fair value for fixed and floating-rate debt was estimated based on quoted market prices.

UNAUDITED

Fair values of our financial instruments were as follows:

(Millions of dollars)	March 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Cash and cash equivalents	$670	$670	$690	$690	1
Restricted cash and cash equivalents(1)	$4	$4	$5	$5	1
Finance receivables, net (excluding finance leases(2))	$19,231	$19,271	$20,022	$20,133	3	Note 3
Interest rate contracts:
In a receivable position	$61	$61	$5	$5	2	Note 4
In a payable position	$(31)	$(31)	$(25)	$(25)	2	Note 4
Cross currency contracts:
In a receivable position	$165	$165	$72	$72	2	Note 4
In a payable position	$(1)	$(1)	$(4)	$(4)	2	Note 4
Foreign exchange contracts:
In a receivable position	$75	$75	$7	$7	2	Note 4
In a payable position	$(28)	$(28)	$(21)	$(21)	2	Note 4
Short-term borrowings	$(4,789)	$(4,789)	$(5,161)	$(5,161)	1
Long-term debt	$(23,163)	$(23,226)	$(23,334)	$(23,655)	2

(1) Included in Other assets in the Consolidated Statements of Financial Position.
(2) Represents finance leases and failed sale leasebacks of $7.34 billion and $7.81 billion as of March 31, 2020 and December 31, 2019, respectively.

9.	Income Taxes

The provision for income taxes reflected an estimated annual tax rate of 26 percent in the first quarter of 2020, compared with 27 percent in the first quarter of 2019. The decrease in the estimated annual tax rate was primarily due to changes in the geographic mix of profits.

10.	Subsequent Event

As the COVID-19 global pandemic continues to evolve, our financial results for the remainder of 2020 and perhaps beyond will be impacted by the continued global economic uncertainty. The magnitude of the pandemic, including the extent of any impact on our business, financial position, results of operations or liquidity, which could be material, cannot be reasonably estimated at this time due to the rapid development and fluidity of the situation. The ultimate effect of the COVID-19 pandemic on our business will be determined by the duration of the pandemic, its geographic spread, business disruptions and the overall impact on the global economy.

We, as a result, have taken decisive actions to maintain our strong financial position and increase liquidity. In April 2020, we registered for $4.1 billion in commercial paper support programs now available in the United States and Canada. In addition, we also benefit from the incremental $3.9 billion short-term credit facility that was secured by Caterpillar. We have not made any drawings under this new credit facility or our existing global credit facilities as of the date of this filing nor do we have any outstanding borrowings under either commercial paper support program as of the date of this filing.

UNAUDITED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited financial statements and related notes included elsewhere in this report and our discussion of significant risks to the company’s business under Part I, Item 1A. Risk Factors of the 2019 Form 10-K as supplemented by Part II, Item 1A. Risk Factors of this report.

OVERVIEW

We reported first-quarter 2020 revenues of $695 million, a decrease of $41 million, or 6 percent, compared with the first quarter of 2019. First-quarter 2020 profit was $90 million, an $8 million, or 8 percent, decrease from the first quarter of 2019.

The decrease in revenues was primarily due to a $29 million unfavorable impact from lower average earning assets and a $5 million unfavorable impact due to the February 2019 termination of a committed credit facility with Caterpillar.

First-quarter 2020 profit before income taxes was $127 million, a $15 million, or 11 percent, decrease from the first quarter of 2019. The decrease was primarily due to a $12 million unfavorable impact from lower average earning assets, an $8 million increase in provision for credit losses and the $5 million unfavorable impact mentioned above from the termination of a committed credit facility with Caterpillar. These unfavorable impacts were partially offset by a $16 million decrease in general, operating and administrative expenses primarily due to lower short-term incentive compensation expense.

The provision for income taxes reflected an estimated annual tax rate of 26 percent in the first quarter of 2020, compared with 27 percent in the first quarter of 2019.

During the first quarter of 2020, retail new business volume was $2.31 billion, a decrease of $40 million, or 2 percent, from the first quarter of 2019. The decrease was driven by lower volume across all segments with the exception of an increase in North America.

At the end of the first quarter of 2020, past dues were 4.13 percent, compared with 3.61 percent at the end of the first quarter of 2019. The increase was primarily due to North America, Asia/Pacific and Mining, partially offset by a decrease in Caterpillar Power Finance. Write-offs, net of recoveries, were $30 million for the first quarter of both 2020 and 2019. As of March 31, 2020, the allowance for credit losses totaled $457 million, or 1.69 percent of finance receivables, compared with $424 million, or 1.50 percent of finance receivables at December 31, 2019. The increase in allowance for credit losses was primarily driven by the forecast of deteriorating economic conditions from the COVID-19 pandemic.

Response to COVID-19 and Global Business Conditions:

Operational Impacts
We remain dedicated to the safety, health and well-being of our employees. Employees who can work from home are doing so. In offices that remain open, we have implemented safeguards in our facilities to protect team members, including increased frequency of cleaning and disinfecting facilities, social distancing practices and other measures consistent with specific regulatory requirements and guidance from health authorities.

In order to manage costs, we took actions to reduce discretionary expenses and suspended 2020 salary increases and short-term incentives for many employees and all senior executives.

We are monitoring the situation closely and continue to focus on portfolio health. We are responding to government requirements globally to adjust the repayment terms for customers and are providing payment relief through Customer Care Programs launched globally, including account modifications to accommodate customer needs. We continue to support qualified customers and dealers with new loans and leases to support their current and future business needs.

Our financial results for the remainder of 2020 will be impacted by continued global economic uncertainty due to the COVID-19 pandemic. We expect the impacts of the pandemic on our results to be more significant in the second quarter than in the first quarter and to continue until global economic conditions improve.

UNAUDITED

FIRST QUARTER 2020 COMPARED WITH FIRST QUARTER 2019

Consolidated Total Revenues

The chart above graphically illustrates reasons for the change in Consolidated Total Revenues between first quarter 2019 (at left) and first quarter 2020 (at right). Items favorably impacting total revenues appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting total revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Retail revenue for the first quarter of 2020 was $329 million, a decrease of $6 million from the same period in 2019. The decrease was due to a $4 million unfavorable impact from lower average earning assets and a $2 million unfavorable impact from lower interest rates on retail finance receivables. For the quarter ended March 31, 2020, retail average earning assets were $22.67 billion, a decrease of $257 million from the same period in 2019. The annualized average yield was 5.80 percent for the first quarter of 2020, compared with 5.85 percent for the first quarter of 2019.

Operating lease revenue for the first quarter of 2020 was $257 million, a decrease of $1 million from the same period in 2019. The decrease was due to a $2 million unfavorable impact from lower average earning assets, partially offset by a $1 million favorable impact from higher average rental rates on operating leases.

Wholesale revenue for the first quarter of 2020 was $99 million, a decrease of $20 million from the same period in 2019. The decrease was due to a $14 million unfavorable impact from lower average earning assets and a $6 million unfavorable impact from lower interest rates on wholesale finance receivables. For the quarter ended March 31, 2020, wholesale average earning assets were $4.82 billion, a decrease of $615 million from the same period in 2019. The annualized average yield was 8.22 percent for the first quarter of 2020, compared with 8.72 percent for the first quarter of 2019.

Other revenue, net items were as follows:

(Millions of dollars)	Three Months Ended March 31,
	2020	2019	Change
Finance receivable and operating lease fees (including late charges)	$13	$15	$(2)
Fees on committed credit facility extended to Caterpillar	—	5	(5)
Interest income on Notes receivable from Caterpillar	3	7	(4)
Net loss on returned or repossessed equipment	(9)	(8)	(1)
Miscellaneous other revenue, net	3	5	(2)
Total Other revenue, net	$10	$24	$(14)

There was a $5 million unfavorable impact from currency on revenues in the first quarter of 2020. Currency represents the net translation impact resulting from changes in foreign currency exchange rates versus the U.S. dollar and is included in all financial statement line items and each of the items included in the above analysis.

UNAUDITED

Consolidated Profit Before Income Taxes

(1) Analysis excludes $5 million in offsetting revenues and expenses for property taxes on operating leases for both the first quarter of 2020 and 2019.
The chart above graphically illustrates reasons for the change in Consolidated Profit Before Income Taxes between first quarter 2019 (at left) and first quarter 2020 (at right). Items favorably impacting profit before income taxes appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting profit before income taxes appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

First-quarter 2020 profit before income taxes was $127 million, compared with $142 million for the first quarter of 2019. The decrease was primarily due to a $12 million unfavorable impact from lower average earning assets, an $8 million increase in provision for credit losses and a $5 million unfavorable impact due to the February 2019 termination of a committed credit facility with Caterpillar. These unfavorable impacts were partially offset by a $16 million decrease in general, operating and administrative expenses primarily due to lower short-term incentive compensation expense.

There was a $3 million unfavorable impact from currency on profit before income taxes in the first quarter of 2020. Currency represents the net translation impact resulting from changes in foreign currency exchange rates versus the U.S. dollar and is included in all financial statement line items and each of the items included in the above analysis.

Provision for Income Taxes
The provision for income taxes reflected an estimated annual tax rate of 26 percent in the first quarter of 2020, compared with 27 percent in the first quarter of 2019.

UNAUDITED

Finance Receivables and Equipment on Operating Leases

New Business Volume

(Millions of dollars)	Three Months Ended March 31,
	2020	2019	Change
New retail financing	$2,060	$2,095	$(35)
New operating lease activity	252	257	(5)
New wholesale financing	8,833	11,457	(2,624)
Total	$11,145	$13,809	$(2,664)

New retail financing decreased due to lower volume across all segments with the exception of an increase in North America. New wholesale financing decreased primarily due to lower purchases of trade receivables from Caterpillar.

Total Managed Portfolio
We define total portfolio as Finance receivables, net plus Equipment on operating leases, net. We also manage and service receivables and leases that have been sold by us to third parties with limited or no recourse in order to mitigate our concentration of credit risk with certain customers.  These assets are not available to pay our creditors. Total managed portfolio was as follows:

(Millions of dollars)	March 31, 2020	December 31, 2019	Change
Finance receivables, net	$26,570	$27,832	$(1,262)
Equipment on operating leases, net	3,396	3,583	(187)
Total portfolio	$29,966	$31,415	$(1,449)

Retail loans, net	$199	$186	$13
Retail leases, net	75	81	(6)
Operating leases	25	26	(1)
Total off-balance sheet managed assets	$299	$293	$6

Total managed portfolio	$30,265	$31,708	$(1,443)

Total Portfolio Metrics
At the end of the first quarter of 2020, past dues were 4.13 percent, compared with 3.61 percent at the end of the first quarter of 2019. The increase was primarily due to North America, Asia/Pacific and Mining, partially offset by a decrease in Caterpillar Power Finance. Total non-performing finance receivables, which represent finance receivables currently on non-accrual status, were $782 million and $805 million at March 31, 2020 and December 31, 2019, respectively. Total non-performing finance receivables as a percentage of our finance receivables were 2.89 percent and 2.85 percent at March 31, 2020 and December 31, 2019, respectively.

Our allowance for credit losses as of March 31, 2020 was $457 million or 1.69 percent of finance receivables compared with $424 million or 1.50 percent as of December 31, 2019. The increase in allowance for credit losses was primarily driven by the forecast of deteriorating economic conditions from the COVID-19 pandemic. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and economic forecasts. We believe our allowance is sufficient to provide for losses over the remaining life of our finance receivable portfolio as of March 31, 2020.

UNAUDITED

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity provide us with the ability to meet our financial obligations on a timely basis.  Maintaining and managing adequate capital and liquidity resources includes management of funding sources and their utilization based on current, future and contingent needs. Throughout the first quarter of 2020, we experienced favorable liquidity conditions. We ended the first quarter of 2020 with $670 million of cash, a decrease of $20 million from year-end 2019. Our cash balances are held in numerous locations throughout the world with approximately $194 million held by our non-U.S. subsidiaries. Amounts held by non-U.S. subsidiaries are available for general corporate use and could be used in the U.S. without incurring significant additional U.S. taxes. We expect to meet our U.S. funding needs without repatriating undistributed profits that are indefinitely reinvested outside the U.S.

BORROWINGS
Borrowings consist primarily of medium-term notes and commercial paper, the combination of which is used to manage interest rate risk and funding requirements.

We receive debt ratings from the major credit rating agencies. Moody’s long- and short-term ratings of our debt are A3 and Prime-2, while Fitch and S&P maintain a "mid-A" debt rating. This split rating has not had a material impact on our borrowing costs or our overall financial health. However, a downgrade of our credit ratings by any of the major credit rating agencies would result in increased borrowing costs and could make access to certain credit markets more difficult. In the event economic conditions deteriorate such that access to debt markets becomes unavailable, we would rely on cash flows from our existing portfolio, existing cash balances, access to our committed credit facilities and other credit line facilities, commercial paper support facilities sponsored by the U.S. Federal Reserve and the Bank of Canada, and potential borrowings from Caterpillar. In addition, Caterpillar maintains a support agreement with us, which requires Caterpillar to remain our sole owner and may, under certain circumstances, require Caterpillar to make payments to us should we fail to maintain certain financial ratios.

Total borrowings outstanding as of March 31, 2020 were $27.97 billion, a decrease of $1.14 billion over December 31, 2019 due to lower portfolio funding requirements. Outstanding borrowings were as follows:

(Millions of dollars)	March 31, 2020	December 31, 2019
Medium-term notes, net of unamortized discount and debt issuance costs	$22,670	$22,692
Commercial paper, net of unamortized discount	4,060	4,168
Bank borrowings – long-term	493	642
Bank borrowings – short-term	361	605
Variable denomination floating rate demand notes	368	388
Notes payable to Caterpillar	22	618
Total outstanding borrowings	$27,974	$29,113

Medium-term notes
We issue medium-term unsecured notes through securities dealers or underwriters in the U.S., Canada, Europe, Australia, Japan, Hong Kong, and China to both retail and institutional investors. These notes are offered in several currencies and with a variety of maturities. These notes are senior unsecured obligations of the Company. Medium-term notes issued totaled $2.00 billion and redeemed totaled $2.02 billion for the three months ended March 31, 2020. Medium-term notes outstanding as of March 31, 2020, mature as follows:

(Millions of dollars)
2020	$5,426
2021	7,501
2022	4,548
2023	2,153
2024	2,649
Thereafter	393
Total	$22,670

UNAUDITED

Commercial paper
We issue unsecured commercial paper in the U.S., Europe and other international capital markets.  These short-term promissory notes are issued on a discounted basis and are payable at maturity. As of March 31, 2020, there was $4.06 billion outstanding in commercial paper.

Revolving credit facilities
As of March 31, 2020, we had three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and us for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of March 31, 2020 was $7.75 billion. Information on our Credit Facility is as follows:

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

At March 31, 2020, Caterpillar’s consolidated net worth was $14.25 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined in the Credit Facility as the consolidated shareholders' equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income/(loss).

At March 31, 2020, our covenant interest coverage ratio was 1.78 to 1. This is above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense, calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at March 31, 2020, our six-month covenant leverage ratio was 7.29 to 1.  This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event that either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At March 31, 2020, there were no borrowings under the Credit Facility.

Bank borrowings
Available credit lines with banks as of March 31, 2020 totaled $4.17 billion.  These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements. As of March 31, 2020, we had $854 million outstanding against these credit lines and were in compliance with all debt covenants under these credit lines. The remaining available credit commitments may be withdrawn any time at the lenders' discretion.

Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction.  We do not hold reserves to fund the payment of the demand notes.  The notes are offered on a continuous basis. As of March 31, 2020, there was $368 million of variable denomination floating rate demand notes outstanding. The maximum amount of variable denomination floating rate demand notes that we may have outstanding at any time may not exceed $1.25 billion.

Notes receivable from/payable to Caterpillar
Under our variable amount and term lending agreements and other notes receivable with Caterpillar, we may borrow up to $3.59 billion from Caterpillar and Caterpillar may borrow up to $2.05 billion from us.  The variable amount lending agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice.  The term lending agreements have remaining maturities ranging up to nine years. We had notes payable of $22 million and notes receivable of $290 million outstanding under these agreements as of March 31, 2020.

UNAUDITED

Impact from COVID-19 on liquidity
Since the outbreak of the COVID-19 global pandemic, we have taken actions to maintain our strong financial position and increase liquidity. In April 2020, we registered for $4.1 billion in commercial paper support programs now available in the United States and Canada. In addition, we also benefit from the incremental $3.9 billion short-term credit facility that was secured by Caterpillar which expires on December 31, 2020. We have not made any drawings under this new credit facility or our existing global credit facilities as of the date of this filing nor do we have any outstanding borrowings under either commercial paper support program as of the date of this filing.

OFF-BALANCE SHEET ARRANGEMENTS
We have potential payment exposure for guarantees issued to third parties totaling $50 million as of March 31, 2020.

CASH FLOWS
Operating cash flow was $401 million in the first three months of 2020, compared with $299 million for the same period in 2019. Net cash provided by investing activities was $565 million for the first three months of 2020, compared with $81 million for the same period in 2019. The change was primarily due to the impact of Caterpillar purchased receivables and higher collections of finance receivables, partially offset by higher additions to finance receivables. Net cash used for financing activities was $965 million for the first three months of 2020, compared with $489 million for the same period in 2019. The change was primarily due to lower portfolio funding requirements.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of recent accounting pronouncements, see Part I, Item 1. Note 2 - New Accounting Pronouncements.

CRITICAL ACCOUNTING POLICIES

For a discussion of the Company’s critical accounting policies, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report on Form 10-K. Critical accounting policies that have been revised since our 2019 Annual Report on Form 10-K are as follows:

Allowance for credit losses
The allowance for credit losses is management’s estimate of expected losses over the life of our finance receivable portfolio calculated using loss forecast models that take into consideration historical credit loss experience, current economic conditions and forecasts and scenarios that capture country and industry-specific economic factors. In addition, qualitative factors not able to be fully captured in our loss forecast models, including borrower-specific and Company-specific macro-economic factors, are considered in the evaluation of the adequacy of our allowance for credit losses. These qualitative factors are subjective and require a degree of management judgment.

The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist and on an individual basis when it is determined that similar risk characteristics do not exist. Finance receivables are identified for individual evaluation based on past-due status and information available about the customer, such as financial statements, news reports and published credit ratings, as well as general information regarding industry trends and the economic environment in which our customers operate. The allowance for credit losses attributable to finance receivables that are individually evaluated is based on the present value of expected future cash flows discounted at the receivables' effective interest rate, the fair value of the collateral for collateral-dependent receivables or the observable market price of the receivable.  In determining collateral value, we estimate the current fair market value of the collateral less selling costs. We also consider credit enhancements such as additional collateral and contractual third-party guarantees.

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

UNAUDITED

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q relate to future events and expectations and are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “believe,” “estimate,” “will be,” “will,” “would,” “expect,” “anticipate,” “plan,” “project,” “intend,” “could,” “should” or other similar words or expressions often identify forward-looking statements. All statements other than statements of historical fact are forward-looking statements, including, without limitation, statements regarding our outlook, projections, forecasts, trend descriptions or any statement concerning our future response to or the expected effects on our business of the recent global coronavirus pandemic. These statements do not guarantee future performance and speak only as of the date they are made, and we do not undertake to update our forward-looking statements.

Cat Financial’s actual results may differ materially from those described or implied in our forward-looking statements based on a number of factors, including, but not limited to: (i) government monetary or fiscal policies; (ii) political and economic risks, commercial instability and events beyond our control in the countries in which we operate; (iii) demand for Caterpillar products; (iv) our ability to develop, produce and market quality products that meet our customers’ needs; (v) information technology security threats and computer crime; (vi) disruptions or volatility in global financial markets limiting our sources of liquidity or the liquidity of our customers, dealers and suppliers; (vii) failure to maintain our credit ratings and potential resulting increases to our cost of borrowing and adverse effects on our cost of funds, liquidity, competitive position and access to capital markets; (viii) changes in interest rates, currency fluctuations or market liquidity conditions; (ix) an increase in delinquencies, repossessions or net losses of our customers; (x) our compliance with financial and other restrictive covenants in debt agreements; (xi) alleged or actual violations of trade or anti-corruption laws and regulations; (xii) additional tax expense or exposure; (xiii) new regulations or changes in financial services regulations; (xiv) residual values of leased equipment; (xv) marketing, operational or administrative support received from Caterpillar; (xvi) changes in accounting guidance; (xvii) the recent global coronavirus pandemic, which has led to periods of significant volatility in financial and other markets; and (xviii) other factors described in more detail in Cat Financial’s Forms 10-Q, 10-K and other filings with the Securities and Exchange Commission.

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

Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the first quarter of 2020 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

This section supplements and updates certain of the information found under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 19, 2020 (the 2019 Form 10-K) and the information disclosed in the Current Report on Form 8-K filed with the SEC on March 30, 2020 relating to COVID-19 (the COVID-19 8-K) based on information currently known to us and recent developments since the date of the 2019 Form 10-K filing and the COVID-19 8-K filing. The matters discussed below should be read in conjunction with the risk factors set forth in the 2019 Form 10-K and the information disclosed in COVID-19 8-K. However, the risks and uncertainties that we face are not limited to those described below and those set forth in the 2019 Form 10-K and the COVID-19 8-K. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

The recent global coronavirus pandemic could materially adversely affect our business, financial condition, results of operations and/or liquidity.

COVID-19 was identified in China in late 2019 and has spread globally. The rapid spread has resulted in weaker demand and supply constraints and the implementation of numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders and shutdowns. These factors have impacted and may continue to impact all or portions of Caterpillar’s workforce and operations, particularly as Caterpillar has temporarily closed certain of its facilities and may continue to temporarily close facilities as the situation warrants.

Future restrictions on Caterpillar’s access to its manufacturing facilities or on its support operations or workforce, any future closure of additional manufacturing facilities due to weaker demand or supply constraints, or similar limitations for its suppliers, disruptions to its supply chain or restrictions or disruptions of transportation, could have a material adverse effect on our business, results of operations or liquidity and the financial health and credit risk associated with our customers. The overall magnitude of the COVID-19 pandemic, including the extent of its impact on our business, results of operations or liquidity cannot be reasonably estimated due to the rapid development and fluidity of the situation. Recent actions by US federal, state and foreign governments to address the pandemic may also have a significant adverse effect on the markets in which we conduct our business.

In recent weeks, the COVID-19 pandemic has also caused, and is likely to continue to cause economic, market and other disruptions worldwide. Such volatility in the global capital markets could increase our cost of capital and could adversely impact our access to capital.

Additional risks in Item 1A of our 2019 Form 10-K that may be impacted by these developments include “Risk Factors-Financial Risks,” “Risk Factors-Macroeconomic Risks” and “Risk Factors-Operational Risks-The success of our business depends upon the demand for Caterpillar’s products.”

UNAUDITED

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Certification of President, Director and Chief Executive Officer of Caterpillar Financial Services Corporation, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Executive Vice President and Chief Financial Officer of Caterpillar Financial Services Corporation, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32
Certification of President, Director and Chief Executive Officer of Caterpillar Financial Services Corporation, and Executive Vice President and Chief Financial Officer of Caterpillar Financial Services Corporation, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Caterpillar Financial Services Corporation

Date:	May 6, 2020	/s/David T. Walton
David T. Walton, President, Director and Chief Executive Officer

Date:	May 6, 2020	/s/Patrick T. McCartan
Patrick T. McCartan, Executive Vice President and Chief Financial Officer

Date:	May 6, 2020	/s/Michael G. Sposato
Michael G. Sposato, Secretary

Date:	May 6, 2020	/s/Jeffry D. Everett
Jeffry D. Everett, Controller