Form 10-Q
period 2020-09-30
CATERPILLAR FINANCIAL SERVICES CORP
filed 2020-11-04
CIK 764764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of November 4, 2020, one share of common stock of the registrant was outstanding, which is owned by Caterpillar Inc.

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

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF PROFIT
(Unaudited)
(Dollars in Millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Revenues:
Retail finance	$306	$346	$942	$1,031
Operating lease	214	262	718	777
Wholesale finance	75	125	258	375
Other, net	3	15	16	58
Total revenues	598	748	1,934	2,241

Expenses:
Interest	137	198	462	599
Depreciation on equipment leased to others	169	205	564	611
General, operating and administrative	108	128	320	378
Provision for credit losses	70	20	217	144
Other	8	9	33	28
Total expenses	492	560	1,596	1,760

Other income (expense)	(10)	(4)	(26)	(14)

Profit before income taxes	96	184	312	467

Provision for income taxes	44	49	102	144

Profit of consolidated companies	52	135	210	323

Less: Profit attributable to noncontrolling interests	4	6	13	17

Profit(1)	$48	$129	$197	$306

(1) Profit attributable to Caterpillar Financial Services Corporation.

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Profit of consolidated companies	$52	$135	$210	$323

Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (expense)/benefit of: 2020 $22 three months, $21 nine months; 2019 $(22) three months, $(19) nine months	150	(165)	(32)	(132)
Derivative financial instruments:
Gains (losses) deferred, net of tax (expense)/benefit of: 2020 $14 three months, $4 nine months; 2019 $(20) three months, $(14) nine months	(49)	68	(17)	46
(Gains) losses reclassified to earnings, net of tax expense/(benefit) of: 2020 $(14) three months, $(9) nine months; 2019 $22 three months, $25 nine months	57	(73)	38	(87)
Total Other comprehensive income (loss), net of tax	158	(170)	(11)	(173)

Comprehensive income (loss)	210	(35)	199	150

Less: Comprehensive income (loss) attributable to the noncontrolling interests	9	1	16	12

Comprehensive income (loss) attributable to Caterpillar Financial Services Corporation	$201	$(36)	$183	$138

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in Millions, except share data)

	September 30, 2020	December 31, 2019
Assets:
Cash and cash equivalents	$678	$690
Finance receivables, net of Allowance for credit losses of $460 and $424	26,021	27,832
Notes receivable from Caterpillar	350	296
Equipment on operating leases, net	3,339	3,583
Other assets	1,377	1,292
Total assets	$31,765	$33,693

Liabilities and shareholder’s equity:
Payable to dealers and others	$132	$135
Payable to Caterpillar - borrowings and other	77	693
Accrued expenses	235	241
Short-term borrowings	2,660	5,161
Current maturities of long-term debt	7,962	6,194
Long-term debt	16,365	17,140
Other liabilities	912	893
Total liabilities	28,343	30,457

Commitments and contingent liabilities (Note 7)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid-in amount)	745	745
Additional paid-in capital	2	2
Retained earnings	3,346	3,162
Accumulated other comprehensive income (loss)	(859)	(845)
Noncontrolling interests	188	172
Total shareholder’s equity	3,422	3,236

Total liabilities and shareholder’s equity	$31,765	$33,693

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Unaudited)
(Dollars in Millions)

Three Months Ended September 30, 2019	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance at June 30, 2019	$745	$2	$2,954	$(831)	$164	$3,034
Profit of consolidated companies			129		6	135
Foreign currency translation, net of tax				(160)	(5)	(165)
Derivative financial instruments, net of tax				(5)		(5)
Balance at September 30, 2019	$745	$2	$3,083	$(996)	$165	$2,999

Three Months Ended September 30, 2020
Balance at June 30, 2020	$745	$2	$3,298	$(1,012)	$179	$3,212
Profit of consolidated companies			48		4	52
Foreign currency translation, net of tax				145	5	150
Derivative financial instruments, net of tax				8		8
Balance at September 30, 2020	$745	$2	$3,346	$(859)	$188	$3,422

Nine Months Ended September 30, 2019
Balance at December 31, 2018	$745	$2	$2,874	$(925)	$153	$2,849
Profit of consolidated companies			306		17	323
Foreign currency translation, net of tax				(127)	(5)	(132)
Derivative financial instruments, net of tax				(41)		(41)
Adjustment to adopt new accounting guidance(1)			(97)	97		—
Balance at September 30, 2019	$745	$2	$3,083	$(996)	$165	$2,999

Nine Months Ended September 30, 2020
Balance at December 31, 2019	$745	$2	$3,162	$(845)	$172	$3,236
Profit of consolidated companies			197		13	210
Foreign currency translation, net of tax				(35)	3	(32)
Derivative financial instruments, net of tax				21		21
Adjustment to adopt new accounting guidance(2)			(13)			(13)
Balance at September 30, 2020	$745	$2	$3,346	$(859)	$188	$3,422

(1) Adjustment to adopt new accounting guidance related to reclassification of certain tax effects from accumulated other comprehensive income (loss).
(2) Adjustment to adopt new accounting guidance related to credit losses (See Note 2).

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Profit of consolidated companies	$210	$323
Adjustments for non-cash items:
Depreciation and amortization	575	621
Amortization of receivables purchase discount	(235)	(346)
Provision for credit losses	217	144
Other, net	164	128
Changes in assets and liabilities:
Other assets	23	65
Payable to dealers and others	26	26
Accrued expenses	(34)	(44)
Other payables with Caterpillar	(24)	(14)
Other liabilities	8	51
Net cash provided by operating activities	930	954

Cash flows from investing activities:
Expenditures for equipment on operating leases	(772)	(1,079)
Capital expenditures - excluding equipment on operating leases	(11)	(14)
Proceeds from disposals of equipment	436	548
Additions to finance receivables	(10,234)	(10,633)
Collections of finance receivables	10,828	10,161
Net changes in Caterpillar purchased receivables	971	763
Proceeds from sales of receivables	37	183
Net change in variable lending to Caterpillar	2	51
Additions to other notes receivable with Caterpillar	(75)	(80)
Collections on other notes receivable with Caterpillar	19	222
Settlements of undesignated derivatives	(59)	(38)
Net cash provided by (used for) investing activities	1,142	84

Cash flows from financing activities:
Net change in variable lending from Caterpillar	(597)	(627)
Payments on borrowings with Caterpillar	—	(93)
Proceeds from debt issued (original maturities greater than three months)	7,427	7,348
Payments on debt issued (original maturities greater than three months)	(6,771)	(6,054)
Short-term borrowings, net (original maturities three months or less)	(2,133)	(1,006)
Net cash provided by (used for) financing activities	(2,074)	(432)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(11)	(9)

Increase (decrease) in cash, cash equivalents and restricted cash	(13)	597
Cash, cash equivalents and restricted cash at beginning of year(1)	695	773
Cash, cash equivalents and restricted cash at end of period(1)	$682	$1,370

(1) As of September 30, 2020 and December 31, 2019, restricted cash, which is included in Other assets in the Consolidated Statements of Financial Position, was $4 million and $5 million, respectively. Restricted cash primarily includes cash related to syndication activities.

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Notes to Consolidated Financial Statements
(Unaudited)

1.Summary of Significant Accounting Policies

A.Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated profit for the three and nine months ended September 30, 2020 and 2019, (b) the consolidated comprehensive income for the three and nine months ended September 30, 2020 and 2019, (c) the consolidated financial position at September 30, 2020 and December 31, 2019, (d) the consolidated changes in shareholder's equity for the three and nine months ended September 30, 2020 and 2019 and (e) the consolidated cash flows for the nine months ended September 30, 2020 and 2019. The preparation of financial statements, in conformity with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), requires management to make estimates and assumptions that affect the reported amounts. Significant estimates include residual values for leased assets, allowance for credit losses and income taxes. The continued impact of the COVID-19 pandemic could cause our actual results to differ materially from the estimates and assumptions used in preparation of the financial statements. Changes in estimates are recorded in the period that the events or circumstances giving rise to such changes occur.

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
B.Accounting Policy Updates

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

2.New Accounting Pronouncements

A.Adoption of New Accounting Standards

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

B.Accounting Standards Issued But Not Yet Adopted

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

3.Finance Receivables

Effective January 1, 2020, we implemented the new credit loss guidance using a modified retrospective approach. Prior period comparative information has not been recast and continues to be reported under the accounting guidance in effect for those periods. See Note 2 for additional information.

A summary of finance receivables included in the Consolidated Statements of Financial Position was as follows:

(Millions of dollars)	September 30, 2020	December 31, 2019
Retail loans, net(1)	$14,808	$15,424
Retail leases, net	7,501	7,660
Caterpillar purchased receivables, net	3,545	4,448
Wholesale loans, net(1)	593	664
Wholesale leases, net	34	60
Total finance receivables	26,481	28,256
Less: Allowance for credit losses	(460)	(424)
Total finance receivables, net	$26,021	$27,832

(1) Includes failed sale leasebacks.

Finance leases
Revenues from finance leases were $124 million and $135 million for the three months ended September 30, 2020 and 2019, respectively, and $368 million and $388 million for the nine months ended September 30, 2020 and 2019, respectively, and are included in retail and wholesale finance revenue in the Consolidated Statements of Profit. The residual values for finance leases are included in Finance receivables, net in the Consolidated Statements of Financial Position. Residual value adjustments are recognized through a reduction of finance revenue over the remaining lease term.

UNAUDITED

Allowance for credit losses

Portfolio segments
A portfolio segment is the level at which we develop a systematic methodology for determining our allowance for credit losses. Our portfolio segments and related methods for estimating expected credit losses are as follows:

Customer
We provide loans and finance leases to end-user customers primarily for the purpose of financing new and used Caterpillar machinery, engines and equipment for commercial use, the majority of which operate in construction-related industries. We also provide financing for vehicles, power generation facilities and marine vessels that, in most cases, incorporate Caterpillar products. The average original term of our customer finance receivable portfolio was approximately 48 months with an average remaining term of approximately 23 months as of September 30, 2020.

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

Our forecasts for the markets in which we operate slightly improved during the three months ended September 30, 2020, but continued to reflect an overall decline in economic conditions resulting from a contracting economy, elevated unemployment rates and an increase in delinquencies due to the COVID-19 pandemic. We believe the economic forecasts employed represent reasonable and supportable forecasts, followed by a reversion to long-term trends.

Dealer
We provide financing to Caterpillar dealers in the form of wholesale financing plans. Our wholesale financing plans provide assistance to dealers by financing their mostly new Caterpillar equipment inventory and rental fleets on a secured and unsecured basis. In addition, we provide unsecured loans to Caterpillar dealers for working capital.

We estimate the allowance for credit losses for dealer finance receivables based on historical loss rates with consideration of current economic conditions and reasonable and supportable forecasts.

Although our forecasts continued to indicate a decline in economic conditions, our Dealer portfolio segment has not historically experienced increased credit losses during prior economic downturns due to our close working relationships with the dealers and their financial strength. Therefore, we made no adjustments to historical loss rates during the three and nine months ended September 30, 2020.

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

Although our forecasts continued to indicate a decline in economic conditions, our Caterpillar Purchased Receivables portfolio segment has not historically experienced increased credit losses during prior economic downturns due to the short-term maturities of the receivables, our close working relationships with the dealers and their financial strength. Therefore, we made no adjustments to historical loss rates during the three and nine months ended September 30, 2020.

UNAUDITED

Classes of finance receivables
We further evaluate our portfolio segments by the class of finance receivables, which is defined as a level of information (below a portfolio segment) in which the finance receivables have the same initial measurement attribute and a similar method for assessing and monitoring credit risk. Typically, our finance receivables within a geographic area have similar credit risk profiles and methods for assessing and monitoring credit risk. Our classes, which align with management reporting for credit losses, are as follows:

•North America - Finance receivables originated in the United States and Canada.
•EAME - Finance receivables originated in Europe, Africa, the Middle East and the Commonwealth of Independent States.
•Asia/Pacific - Finance receivables originated in Australia, New Zealand, China, Japan, Southeast Asia and India.
•Mining - Finance receivables related to large mining customers worldwide.
•Latin America - Finance receivables originated in Mexico and Central and South American countries.
•Caterpillar Power Finance - Finance receivables originated worldwide related to marine vessels with Caterpillar engines and Caterpillar electrical power generation, gas compression and co-generation systems and non-Caterpillar equipment that is powered by these systems.

An analysis of the allowance for credit losses was as follows:

(Millions of dollars)	September 30, 2020
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$375	$45	$4	$424
Adjustment to adopt new accounting guidance(1)	12	—	—	12
Receivables written off	(212)	—	—	(212)
Recoveries on receivables previously written off	27	—	—	27
Provision for credit losses	213	—	(1)	212
Foreign currency translation adjustment	(3)	—	—	(3)
Balance at end of period	$412	$45	$3	$460

Individually evaluated	$172	$39	$—	$211
Collectively evaluated	240	6	3	249
Ending Balance	$412	$45	$3	$460

Finance Receivables:
Individually evaluated	$612	$78	$—	$690
Collectively evaluated	18,637	3,609	3,545	25,791
Ending Balance	$19,249	$3,687	$3,545	$26,481

(1) See Note 2 regarding new accounting guidance related to credit losses.

UNAUDITED

(Millions of dollars)	December 31, 2019
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$486	$21	$4	$511
Receivables written off	(281)	—	—	(281)
Recoveries on receivables previously written off	44	—	—	44
Provision for credit losses	138	24	—	162
Adjustment due to sale of receivables	(11)	—	—	(11)
Foreign currency translation adjustment	(1)	—	—	(1)
Balance at end of year	$375	$45	$4	$424

Individually evaluated	$178	$39	$—	$217
Collectively evaluated	197	6	4	207
Ending Balance	$375	$45	$4	$424

Finance Receivables:
Individually evaluated	$594	$78	$—	$672
Collectively evaluated	18,770	4,366	4,448	27,584
Ending Balance	$19,364	$4,444	$4,448	$28,256

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

UNAUDITED

Customer
The table below summarizes the aging category of our amortized cost of finance receivables in the Customer portfolio segment by origination year.

(Millions of dollars)	September 30, 2020
	2020	2019	2018	2017	2016	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$2,697	$2,711	$1,588	$660	$288	$59	$89	$8,092
31-60 days past due	41	57	39	21	9	3	1	171
61-90 days past due	12	24	21	13	4	1	—	75
91+ days past due	6	29	30	20	8	5	—	98
EAME
Current	903	1,049	684	313	92	28	—	3,069
31-60 days past due	6	9	6	3	1	—	—	25
61-90 days past due	4	4	1	—	1	1	—	11
91+ days past due	6	8	13	8	40	43	—	118
Asia/Pacific
Current	1,162	1,033	502	147	40	12	31	2,927
31-60 days past due	9	25	23	7	1	—	—	65
61-90 days past due	4	9	7	4	—	—	—	24
91+ days past due	3	21	12	2	—	—	—	38
Mining
Current	340	618	339	208	104	160	160	1,929
31-60 days past due	—	—	1	—	—	—	—	1
61-90 days past due	—	1	4	2	—	—	—	7
91+ days past due	1	11	8	24	—	—	1	45
Latin America
Current	402	393	182	64	18	38	—	1,097
31-60 days past due	—	3	3	2	—	—	—	8
61-90 days past due	1	1	1	1	—	—	—	4
91+ days past due	—	13	45	25	7	5	—	95
Caterpillar Power Finance
Current	149	260	138	274	117	132	129	1,199
31-60 days past due	—	—	18	—	—	3	—	21
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	3	8	29	90	—	130
Total	$5,746	$6,279	$3,668	$1,806	$759	$580	$411	$19,249

Finance receivables in the Customer portfolio segment are substantially secured by collateral, primarily in the form of Caterpillar and other machinery. For those contracts where the borrower is experiencing financial difficulty, repayment of the outstanding amounts is generally expected to be provided through the operation or repossession and sale of the machinery.

Dealer
As of September 30, 2020, our total amortized cost of finance receivables within the Dealer portfolio segment was current, with the exception of $78 million that was 91+ days past due in Latin America. These past due receivables were originated in 2017.

UNAUDITED

Caterpillar Purchased Receivables
The table below summarizes the aging category of our amortized cost of finance receivables in the Caterpillar Purchased Receivables portfolio segment.

(Millions of dollars)
	September 30, 2020
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables
North America	$11	$5	$6	$22	$1,850	$1,872
EAME	1	1	—	2	633	635
Asia/Pacific	1	—	1	2	596	598
Mining	—	—	—	—	—	—
Latin America	—	—	—	—	433	433
Caterpillar Power Finance	—	—	1	1	6	7
Total	$13	$6	$8	$27	$3,518	$3,545

The table below summarizes our recorded investment in finance receivables by aging category.

(Millions of dollars)
	December 31, 2019
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables
Customer
North America	$72	$23	$55	$150	$8,085	$8,235
EAME	30	31	141	202	2,882	3,084
Asia/Pacific	40	14	29	83	2,733	2,816
Mining	5	—	19	24	2,266	2,290
Latin America	41	23	80	144	1,131	1,275
Caterpillar Power Finance	10	10	225	245	1,419	1,664
Dealer
North America	—	—	—	—	2,514	2,514
EAME	—	—	—	—	600	600
Asia/Pacific	—	—	—	—	487	487
Mining	—	—	—	—	4	4
Latin America	—	—	78	78	758	836
Caterpillar Power Finance	—	—	—	—	3	3
Caterpillar Purchased Receivables
North America	15	6	18	39	2,450	2,489
EAME	1	—	2	3	574	577
Asia/Pacific	1	—	—	1	891	892
Mining	—	—	—	—	—	—
Latin America	—	—	—	—	475	475
Caterpillar Power Finance	—	—	—	—	15	15
Total	$215	$107	$647	$969	$27,287	$28,256

UNAUDITED

Impaired finance receivables
A finance receivable is considered impaired, based on current information and events, if it is probable that we will be unable to collect all amounts due according to the contractual terms. Impaired finance receivables include finance receivables that have been restructured and are considered to be troubled debt restructures.

In our Customer portfolio segment, impaired finance receivables and the related unpaid principal balances and allowance were as follows:

(Millions of dollars)
	As of December 31, 2019
Impaired Finance Receivables With No Allowance Recorded	Recorded Investment	Unpaid Principal Balance	Related Allowance
North America	$6	$6	$—
EAME	—	—	—
Asia/Pacific	—	—	—
Mining	22	22	—
Latin America	8	8	—
Caterpillar Power Finance	58	58	—
Total	$94	$94	$—
Impaired Finance Receivables With An Allowance Recorded
North America	$30	$30	$11
EAME	61	61	29
Asia/Pacific	8	8	2
Mining	37	36	9
Latin America	58	58	20
Caterpillar Power Finance	306	319	107
Total	$500	$512	$178
Total Impaired Finance Receivables
North America	$36	$36	$11
EAME	61	61	29
Asia/Pacific	8	8	2
Mining	59	58	9
Latin America	66	66	20
Caterpillar Power Finance	364	377	107
Total	$594	$606	$178

UNAUDITED

(Millions of dollars)
	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
Impaired Finance Receivables With No Allowance Recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
North America	$10	$—	$10	$—
EAME	15	—	7	—
Asia/Pacific	—	—	—	—
Mining	26	—	29	1
Latin America	22	—	22	1
Caterpillar Power Finance	57	1	53	2
Total	$130	$1	$121	$4
Impaired Finance Receivables With An Allowance Recorded
North America	$30	$—	$36	$1
EAME	80	1	88	2
Asia/Pacific	12	1	9	1
Mining	65	1	49	2
Latin America	69	1	73	4
Caterpillar Power Finance	376	1	422	8
Total	$632	$5	$677	$18
Total Impaired Finance Receivables
North America	$40	$—	$46	$1
EAME	95	1	95	2
Asia/Pacific	12	1	9	1
Mining	91	1	78	3
Latin America	91	1	95	5
Caterpillar Power Finance	433	2	475	10
Total	$762	$6	$798	$22

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

UNAUDITED

In our Customer portfolio segment, finance receivables which were on non-accrual status and finance receivables over 90 days past due and still accruing income were as follows:

(Millions of dollars)	September 30, 2020
	Amortized Cost
	Non-accrual With an Allowance	Non-accrual Without an Allowance	91+ Still Accruing
North America	$82	$1	$28
EAME	137	—	1
Asia/Pacific	26	—	13
Mining	38	1	10
Latin America	95	2	—
Caterpillar Power Finance	207	17	—
Total	$585	$21	$52

There was $2 million and $8 million of interest income recognized during the three and nine months ended September 30, 2020, respectively, for customer finance receivables on non-accrual status.

(Millions of dollars)	December 31, 2019
	Recorded Investment
	Non-accrual Finance Receivables	91+ Still Accruing
North America	$44	$15
EAME	165	4
Asia/Pacific	21	8
Mining	47	—
Latin America	89	2
Caterpillar Power Finance	361	—
Total	$727	$29

As of September 30, 2020 and December 31, 2019, there were $78 million in finance receivables on non-accrual status in our Dealer portfolio segment, all of which was in Latin America. There were no finance receivables in our Dealer portfolio segment more than 90 days past due and still accruing income as of September 30, 2020 and no interest income was recognized on dealer finance receivables on non-accrual status during the three and nine months ended September 30, 2020.

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

UNAUDITED

There were no finance receivables modified as TDRs during the three and nine months ended September 30, 2020 and 2019 for the Dealer or Caterpillar Purchased Receivables portfolio segments. Finance receivables in the Customer portfolio segment modified as TDRs were as follows:

(Dollars in millions)	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	Number of Contracts	Pre-TDR Amortized Cost	Post-TDR Amortized Cost	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
North America	3	$1	$1	4	$—	$—
Asia/Pacific	79	4	4	—	—	—
Mining	12	5	5	—	—	—
Latin America	3	16	16	—	—	—
Caterpillar Power Finance	8	50	50	4	56	55
Total	105	$76	$76	8	$56	$55

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Number of Contracts	Pre-TDR Amortized Cost	Post-TDR Amortized Cost	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
North America	13	$10	$10	12	$5	$4
EAME	—	—	—	19	17	17
Asia/Pacific(1)	183	12	12	—	—	—
Mining(2)	52	22	22	1	6	6
Latin America	9	18	18	4	2	2
Caterpillar Power Finance	14	87	87	19	154	152
Total	271	$149	$149	55	$184	$181

(1) During the nine months ended September 30, 2020, 183 contracts with a pre-TDR and post-TDR amortized cost of $12 million were related to seven customers.
(2) During the nine months ended September 30, 2020, 52 contracts with a pre-TDR and post-TDR amortized cost of $22 million were related to three customers.

TDRs in the Customer portfolio segment with a payment default (defined as 91+ days past due) which had been modified within twelve months prior to the default date, were as follows:

(Dollars in millions)	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
	Number of Contracts	Post-TDR Amortized Cost	Number of Contracts	Post-TDR Recorded Investment
North America	1	$6	—	$—
Mining	1	1	—	—
Caterpillar Power Finance	2	18	—	—
Total	4	$25	—	$—

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Number of Contracts	Post-TDR Amortized Cost	Number of Contracts	Post-TDR Recorded Investment
North America	2	$6	—	$—
EAME	2	10	—	—
Mining	1	1	—	—
Latin America	3	1	—	—
Caterpillar Power Finance	2	18	—	—
Total	10	$36	—	$—

UNAUDITED

4.Derivative Financial Instruments and Risk Management

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

UNAUDITED

As of September 30, 2020, $17 million of deferred net losses, net of tax, included in equity (AOCI in the Consolidated Statements of Financial Position), related to our floating-to-fixed interest rate contracts, are expected to be reclassified to Interest expense over the next twelve months.  The actual amount recorded in Interest expense will vary based on interest rates at the time the hedged transactions impact earnings.

As of September 30, 2020, the cumulative amount of fair value hedging adjustments related to our fixed-to-floating interest rate contracts included in the carrying amount of Long-term debt was $64 million. Fair value gains and losses on these interest rate contracts and the related hedged items generally offset within interest expense. We have, at certain times, liquidated fixed-to-floating interest rate contracts that resulted in deferred gains at the time of liquidation. The deferred gains associated with these interest rate contracts are included in Long-term debt in the Consolidated Statements of Financial Position and are being amortized to Interest expense over the remaining term of the previously designated hedged item.

The location and fair value of derivative instruments reported in the Consolidated Statements of Financial Position were as follows:

(Millions of dollars)		Asset (Liability) Fair Value
	Consolidated Statements of Financial Position Location	September 30, 2020	December 31, 2019
Designated derivatives
Interest rate contracts	Other assets	$63	$5
Interest rate contracts	Accrued expenses	(12)	(25)
Cross currency contracts	Other assets	16	67
Cross currency contracts	Accrued expenses	(39)	(3)
		$28	$44
Undesignated derivatives
Foreign exchange contracts	Other assets	$57	$7
Foreign exchange contracts	Accrued expenses	(18)	(21)
Cross currency contracts	Other assets	12	5
Cross currency contracts	Accrued expenses	—	(1)
		$51	$(10)

The total notional amount of our derivative instruments was $11.54 billion and $8.93 billion as of September 30, 2020 and December 31, 2019, respectively. The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties. We calculate the amounts exchanged by the parties by referencing the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates and interest rates.

UNAUDITED

The effect of derivatives designated as hedging instruments on the Consolidated Statements of Profit was as follows:

Cash Flow Hedges
(Millions of dollars)	Three Months Ended September 30, 2020
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI	Classification	Amount of Gains (Losses) Reclassified from AOCI	Amount of the line items in the Consolidated Statements of Profit
Interest rate contracts	$1	Interest expense	$(16)	$137
Cross currency contracts	(64)	Other income (expense)	(63)	(10)
		Interest expense	8	137
	$(63)		$(71)

	Three Months Ended September 30, 2019
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI	Classification	Amount of Gains (Losses) Reclassified from AOCI	Amount of the line items in the Consolidated Statements of Profit
Interest rate contracts	$(12)	Interest expense	$(3)	$198
Cross currency contracts	100	Other income (expense)	89	(4)
		Interest expense	9	198
	$88		$95

	Nine Months Ended September 30, 2020
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI	Classification	Amount of Gains (Losses) Reclassified from AOCI	Amount of the line items in the Consolidated Statements of Profit
Interest rate contracts	$(23)	Interest expense	$(40)	$462
Cross currency contracts	2	Other income (expense)	(35)	(26)
		Interest expense	28	462
	$(21)		$(47)

	Nine Months Ended September 30, 2019
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI	Classification	Amount of Gains (Losses) Reclassified from AOCI	Amount of the line items in the Consolidated Statements of Profit
Interest rate contracts	$(72)	Interest expense	$(2)	$599
Cross currency contracts	132	Other income (expense)	91	(14)
		Interest expense	23	599
	$60		$112

UNAUDITED

The effect of derivatives not designated as hedging instruments on the Consolidated Statements of Profit was as follows:

(Millions of dollars)		Three Months Ended September 30,
	Classification	2020	2019
Foreign exchange contracts	Other income (expense)	$(74)	$12
Cross currency contracts	Other income (expense)	1	3
		$(73)	$15

		Nine Months Ended September 30,
	Classification	2020	2019
Foreign exchange contracts	Other income (expense)	$1	$(26)
Cross currency contracts	Other income (expense)	11	2
		$12	$(24)

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

Collateral is generally not required of the counterparties or us under the master netting agreements. As of September 30, 2020 and December 31, 2019, no cash collateral was received or pledged under the master netting agreements.

The effect of net settlement provisions of the master netting agreements on our derivative balances upon an event of default or a termination event was as follows:

(Millions of dollars)	September 30, 2020	December 31, 2019
Derivative Assets
Gross Amount of Recognized Assets	$148	$84
Gross Amounts Offset	—	—
Net Amount of Assets(1)	148	84
Gross Amounts Not Offset	(37)	(21)
Net Amount	$111	$63

Derivative Liabilities
Gross Amount of Recognized Liabilities	$(69)	$(50)
Gross Amounts Offset	—	—
Net Amount of Liabilities(1)	(69)	(50)
Gross Amounts Not Offset	37	21
Net Amount	$(32)	$(29)

(1) As presented in the Consolidated Statements of Financial Position.

UNAUDITED

5.Accumulated Other Comprehensive Income (Loss)

We present Comprehensive income (loss) and its components in the Consolidated Statements of Comprehensive Income. Changes in Accumulated other comprehensive income (loss), net of tax, included in the Consolidated Statements of Changes in Shareholder's Equity, consisted of the following:

(Millions of dollars)	Foreign currency translation	Derivative financial instruments	Total
Three Months Ended September 30, 2019
Balance at June 30, 2019	$(758)	$(73)	$(831)
Other comprehensive income (loss) before reclassifications	(160)	68	(92)
Amounts reclassified from accumulated other comprehensive (income) loss	—	(73)	(73)
Other comprehensive income (loss)	(160)	(5)	(165)
Balance at September 30, 2019	$(918)	$(78)	$(996)

Three Months Ended September 30, 2020
Balance at June 30, 2020	$(957)	$(55)	$(1,012)
Other comprehensive income (loss) before reclassifications	145	(49)	96
Amounts reclassified from accumulated other comprehensive (income) loss	—	57	57
Other comprehensive income (loss)	145	8	153
Balance at September 30, 2020	$(812)	$(47)	$(859)

Nine Months Ended September 30, 2019
Balance at December 31, 2018	$(889)	$(36)	$(925)
Other comprehensive income (loss) before reclassifications	(127)	46	(81)
Amounts reclassified from accumulated other comprehensive (income) loss	—	(87)	(87)
Adjustment to adopt new accounting guidance(1)	98	(1)	97
Other comprehensive income (loss)	(29)	(42)	(71)
Balance at September 30, 2019	$(918)	$(78)	$(996)

Nine Months Ended September 30, 2020
Balance at December 31, 2019	$(777)	$(68)	$(845)
Other comprehensive income (loss) before reclassifications	(35)	(17)	(52)
Amounts reclassified from accumulated other comprehensive (income) loss	—	38	38
Other comprehensive income (loss)	(35)	21	(14)
Balance at September 30, 2020	$(812)	$(47)	$(859)

(1) Adjustment to adopt new accounting guidance related to reclassification of certain tax effects from Accumulated other comprehensive income (loss).

UNAUDITED

The effect of the reclassifications out of Accumulated other comprehensive income (loss) on the Consolidated Statements of Profit was as follows:

(Millions of dollars)		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative financial instruments	Classification of income (expense)	2020	2019	2020	2019
Cross currency contracts	Other income (expense)	$(63)	$89	$(35)	$91
Cross currency contracts	Interest expense	8	9	28	23
Interest rate contracts	Interest expense	(16)	(3)	(40)	(2)
Reclassifications before tax		(71)	95	(47)	112
Tax (provision) benefit		14	(22)	9	(25)
Total reclassifications from Accumulated other comprehensive income (loss)		$(57)	$73	$(38)	$87

6.Segment Information

A.     Basis for Segment Information

We report information internally for operating segments based on management responsibility. Our operating segments provide financing alternatives to customers and dealers around the world for Caterpillar products and provide financing for vehicles, power generation facilities and marine vessels that, in most cases, incorporate Caterpillar products. Financing plans include operating and finance leases, retail loans, working capital loans to Caterpillar dealers and wholesale financing plans within each of the operating segments. Certain operating segments also purchase short-term trade receivables from Caterpillar.

B.     Description of Segments

    We have six operating segments that offer financing services. Following is a brief description of our segments:

•North America - Includes our operations in the United States and Canada.
•EAME - Includes our operations in Europe, Africa, the Middle East and the Commonwealth of Independent States.
•Asia/Pacific - Includes our operations in Australia, New Zealand, China, Japan, Southeast Asia and India.
•Latin America - Includes our operations in Mexico and Central and South American countries.
•Caterpillar Power Finance - Provides financing worldwide for marine vessels with Caterpillar engines and for Caterpillar electrical power generation, gas compression and co-generation systems and non-Caterpillar equipment that is powered by these systems.
•Mining - Provides financing for large mining customers worldwide.

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

Reconciling items are created based on accounting differences between segment reporting and consolidated external reporting. For the reconciliation of Profit before income taxes, we have grouped the reconciling items as follows:

•Unallocated - This item is related to corporate requirements and strategies that are considered to be for the benefit of the entire organization. Also included are the consolidated results of the special purpose corporation (see Note 7 for additional information) and other miscellaneous items.

UNAUDITED

•Timing - Timing differences in the recognition of costs between segment reporting and consolidated external reporting.
•Methodology - Methodology differences between segment reporting and consolidated external reporting are as follows:
◦Segment assets include off-balance sheet managed assets for which we maintain servicing responsibilities.
◦The impact of differences between the actual leverage and the segment leverage ratios.
◦Interest expense includes realized forward points on foreign currency forward contracts.
◦The net gain or loss from interest rate derivatives is excluded from segment reporting.

Supplemental segment data and reconciliations to consolidated external reporting for the three months ended September 30 was as follows:

(Millions of dollars) 2020	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at September 30, 2020	Capital expenditures
North America	$314	$81	$72	$116	$7	$14,686	$206
EAME	70	(3)	7	16	31	4,968	10
Asia/Pacific	83	38	20	1	9	4,444	1
Latin America	50	19	12	3	4	2,630	3
Caterpillar Power Finance	12	(25)	7	—	25	1,394	16
Mining	68	20	14	33	(5)	2,572	41
Total Segments	597	130	132	169	71	30,694	277
Unallocated	5	(76)	59	—	(1)	1,613	3
Timing	(4)	(1)	—	—	—	11	—
Methodology	—	43	(54)	—	—	(161)	—
Inter-segment Eliminations (1)	—	—	—	—	—	(392)	—
Total	$598	$96	$137	$169	$70	$31,765	$280

2019	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at December 31, 2019	Capital expenditures
North America	$412	$126	$99	$146	$3	$15,496	$265
EAME	70	13	12	16	5	4,918	21
Asia/Pacific	90	42	25	3	6	4,540	(1)
Latin America	64	19	24	4	3	2,809	2
Caterpillar Power Finance	23	9	10	1	(3)	1,673	—
Mining	82	14	18	35	6	2,966	99
Total Segments	741	223	188	205	20	32,402	386
Unallocated	14	(87)	66	—	—	1,896	2
Timing	(7)	(4)	—	—	—	16	—
Methodology	—	52	(56)	—	—	(216)	—
Inter-segment Eliminations (1)	—	—	—	—	—	(405)	—
Total	$748	$184	$198	$205	$20	$33,693	$388

 (1) Elimination is primarily related to intercompany loans.

UNAUDITED

Supplemental segment data and reconciliations to consolidated external reporting for the nine months ended September 30 was as follows:

(Millions of dollars) 2020	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at September 30, 2020	Capital expenditures
North America	$1,052	$218	$253	$399	$54	$14,686	$647
EAME	203	27	30	47	44	4,968	23
Asia/Pacific	251	113	70	6	23	4,444	6
Latin America	151	27	56	9	23	2,630	7
Caterpillar Power Finance	49	(34)	21	—	48	1,394	16
Mining	224	27	45	103	26	2,572	75
Total Segments	1,930	378	475	564	218	30,694	774
Unallocated	20	(210)	161	—	(1)	1,613	9
Timing	(16)	(3)	—	—	—	11	—
Methodology	—	147	(174)	—	—	(161)	—
Inter-segment Eliminations (1)	—	—	—	—	—	(392)	—
Total	$1,934	$312	$462	$564	$217	$31,765	$783

2019	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at December 31, 2019	Capital expenditures
North America	$1,224	$373	$294	$434	$12	$15,496	$831
EAME	211	58	38	50	2	4,918	62
Asia/Pacific	277	128	81	9	14	4,540	9
Latin America	181	25	70	13	31	2,809	9
Caterpillar Power Finance	78	(40)	34	2	65	1,673	—
Mining	245	41	54	103	20	2,966	171
Total Segments	2,216	585	571	611	144	32,402	1,082
Unallocated	48	(253)	195	—	—	1,896	11
Timing	(23)	(13)	—	—	—	16	—
Methodology	—	148	(167)	—	—	(216)	—
Inter-segment Eliminations (1)	—	—	—	—	—	(405)	—
Total	$2,241	$467	$599	$611	$144	$33,693	$1,093

(1) Elimination is primarily related to intercompany loans.

UNAUDITED

7.Commitments and Contingent Liabilities

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

No significant loss has been experienced or is anticipated under any of these guarantees. At September 30, 2020 and December 31, 2019, the related recorded liability was less than $1 million. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees was $37 million and $65 million at September 30, 2020 and December 31, 2019, respectively.

We provide guarantees to repurchase certain loans of Caterpillar dealers from a special-purpose corporation (SPC) that qualifies as a VIE (see Note 1 for additional information regarding the accounting guidance on the consolidation of VIEs).  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  We have a loan purchase agreement with the SPC that obligates us to purchase certain loans that are not paid at maturity.  We receive a fee for providing this guarantee, which provides a source of liquidity for the SPC.  We are the primary beneficiary of the SPC as our guarantees result in us having both the power to direct the activities that most significantly impact the SPC's economic performance and the obligation to absorb losses and therefore we have consolidated the financial statements of the SPC. As of September 30, 2020 and December 31, 2019, the SPC’s assets of $1.10 billion and $1.45 billion, respectively, were primarily comprised of loans to dealers, which are included in Finance receivables, net in the Consolidated Statements of Financial Position, and the SPC's liabilities of $1.10 billion and $1.45 billion, respectively, were primarily comprised of commercial paper, which is included in Short-term borrowings in the Consolidated Statements of Financial Position.  The assets of the SPC are not available to pay our creditors. We may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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

8.Fair Value Measurements
A.Fair Value Measurements
The guidance on fair value measurements defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.  This guidance also specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques.  Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions.  In accordance with this guidance, fair value measurements are classified under the following hierarchy:

•Level 1 – Quoted prices for identical instruments in active markets.
•Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets.
•Level 3 – Model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable.

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

Derivative financial instruments are measured on a recurring basis at fair value and are classified as Level 2 measurements.   We had derivative financial instruments in a net asset position included in our Consolidated Statements of Financial Position of $79 million and $34 million as of September 30, 2020 and December 31, 2019, respectively.

Impaired loans
Our impaired loans are subject to measurement at fair value on a nonrecurring basis and are classified as Level 3 measurements. A loan is considered impaired when management determines that collection of contractual amounts due is not probable. In these cases, an allowance for credit losses may be established based either on the present value of expected future cash flows discounted at the receivables' effective interest rate, the fair value of the collateral for collateral-dependent receivables or the observable market price of the receivable. In determining collateral value, we estimate the current fair market value of the collateral less selling costs. We had impaired loans carried at the fair value of $269 million and $343 million as of September 30, 2020 and December 31, 2019, respectively.

UNAUDITED

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
Short-term borrowings – carrying amount approximates fair value.
Long-term debt – we estimate fair value for fixed and floating-rate debt based on quoted market prices.

Fair values of our financial instruments were as follows:

(Millions of dollars)	September 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Cash and cash equivalents	$678	$678	$690	$690	1
Restricted cash and cash equivalents(1)	$4	$4	$5	$5	1
Finance receivables, net (excluding finance leases(2))	$18,359	$18,662	$20,022	$20,133	3	Note 3
Interest rate contracts:
In a receivable position	$63	$63	$5	$5	2	Note 4
In a payable position	$(12)	$(12)	$(25)	$(25)	2	Note 4
Cross currency contracts:
In a receivable position	$28	$28	$72	$72	2	Note 4
In a payable position	$(39)	$(39)	$(4)	$(4)	2	Note 4
Foreign exchange contracts:
In a receivable position	$57	$57	$7	$7	2	Note 4
In a payable position	$(18)	$(18)	$(21)	$(21)	2	Note 4
Short-term borrowings	$(2,660)	$(2,660)	$(5,161)	$(5,161)	1
Long-term debt	$(24,327)	$(24,982)	$(23,334)	$(23,655)	2

(1) Included in Other assets in the Consolidated Statements of Financial Position.
(2) Represents finance leases and failed sale leasebacks of $7.66 billion and $7.81 billion as of September 30, 2020 and December 31, 2019, respectively.

9.Income Taxes

The provision for income taxes reflected an estimated annual tax rate of 33 percent in the third quarter of 2020, compared with 28 percent in the third quarter of 2019. The increase in the estimated annual tax rate was primarily due to changes in the geographic mix of profits.

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

OVERVIEW

We reported third-quarter 2020 revenues of $598 million, a decrease of $150 million, or 20 percent, compared with the third quarter of 2019. Third-quarter 2020 profit was $48 million, an $81 million, or 63 percent, decrease from the third quarter of 2019.

The decrease in revenues was primarily due to a $76 million unfavorable impact from lower average financing rates and a $40 million unfavorable impact from lower average earning assets.

Third-quarter 2020 profit before income taxes was $96 million, an $88 million, or 48 percent, decrease from the third quarter of 2019. The decrease was primarily due to a $50 million increase in provision for credit losses, a $29 million decrease in net yield on average earning assets and an $18 million unfavorable impact from lower average earning assets. These unfavorable impacts were partially offset by a $20 million decrease in general, operating and administrative expenses primarily due to lower short-term incentive compensation and employee benefit expenses.

The provision for income taxes reflected an estimated annual tax rate of 33 percent in the third quarter of 2020, compared with 28 percent in the third quarter of 2019. The increase in the estimated annual tax rate was primarily due to changes in the geographic mix of profits.

During the third quarter of 2020, retail new business volume was $2.60 billion, a decrease of $329 million, or 11 percent, from the third quarter of 2019. The decrease was driven by lower volume across all segments with the exception of a slight increase in Asia/Pacific.

At the end of the third quarter of 2020, past dues were 3.81 percent, compared with 3.19 percent at the end of the third quarter of 2019. Past dues increased primarily due to the impact of the COVID-19 pandemic, partially offset by decreases in the Caterpillar Power Finance and Latin American portfolios. Write-offs, net of recoveries, were $125 million for the third quarter of 2020, compared with $103 million for the third quarter of 2019. As of September 30, 2020, the allowance for credit losses totaled $460 million, or 1.74 percent of finance receivables, compared with $515 million, or 1.92 percent of finance receivables at June 30, 2020. The decrease in the allowance for credit losses was primarily driven by write-offs of previously reserved accounts in the Caterpillar Power Finance portfolio. The allowance for credit losses at year-end 2019 was $424 million, or 1.50 percent of finance receivables.

Response to COVID-19 and Global Business Conditions

Operational Status
We continue to implement safeguards in our facilities to protect team members, including increased frequency of cleaning and disinfecting, social distancing practices and other measures consistent with specific regulatory requirements and guidance from health authorities.

We continue to monitor the situation closely and focus on portfolio health. We continue to provide qualified customers and dealers with new loans and leases to support their current and future business needs.

UNAUDITED

THIRD QUARTER 2020 COMPARED WITH THIRD QUARTER 2019

Consolidated Total Revenues
The chart above graphically illustrates reasons for the change in Consolidated Total Revenues between third quarter 2019 (at left) and third quarter 2020 (at right). Items favorably impacting total revenues appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting total revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Retail revenue for the third quarter of 2020 was $306 million, a decrease of $40 million from the same period in 2019. The decrease was due to a $35 million unfavorable impact from lower interest rates on retail finance receivables and a $5 million unfavorable impact from lower average earning assets. For the quarter ended September 30, 2020, retail average earning assets were $22.55 billion, a decrease of $390 million from the same period in 2019. The annualized average yield was 5.44 percent for the third quarter of 2020, compared with 6.03 percent for the third quarter of 2019.

Operating lease revenue for the third quarter of 2020 was $214 million, a decrease of $48 million from the same period in 2019. During the third quarter of 2020, we updated our accounting convention for recognizing revenue and depreciation on operating leases from a monthly to a daily basis. This update resulted in a $29 million unfavorable impact to operating lease revenue which was mostly offset by a $24 million favorable impact to depreciation on equipment leased to others. Additionally, there was a $13 million unfavorable impact from lower average earning assets and a $6 million unfavorable impact from lower average rental rates on operating leases.

Wholesale revenue for the third quarter of 2020 was $75 million, a decrease of $50 million from the same period in 2019. The decrease was due to a $27 million unfavorable impact from lower interest rates on wholesale finance receivables and a $23 million unfavorable impact from lower average earning assets. For the quarter ended September 30, 2020, wholesale average earning assets were $4.27 billion, a decrease of $1.05 billion from the same period in 2019. The annualized average yield was 7.03 percent for the third quarter of 2020, compared with 9.35 percent for the third quarter of 2019.

Other revenue, net items were as follows:

(Millions of dollars)	Three Months Ended September 30,
	2020	2019	Change
Finance receivable and operating lease fees (including late charges)	$13	$16	$(3)
Interest income on Notes receivable from Caterpillar	3	7	(4)
Net loss on returned or repossessed equipment	(16)	(12)	(4)
Miscellaneous other revenue, net	3	4	(1)
Total Other revenue, net	$3	$15	$(12)

There was a $4 million unfavorable impact from currency on revenues in the third quarter of 2020. Currency represents the net translation impact resulting from changes in foreign currency exchange rates versus the U.S. dollar and is included in all financial statement line items and each of the items included in the above analysis.

UNAUDITED

Consolidated Profit Before Income Taxes

(1) Analysis excludes $5 million in offsetting revenues and expenses for property taxes on operating leases for both the third quarter of 2020 and 2019.
The chart above graphically illustrates reasons for the change in Consolidated Profit Before Income Taxes between third quarter 2019 (at left) and third quarter 2020 (at right). Items favorably impacting profit before income taxes appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting profit before income taxes appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Third-quarter 2020 profit before income taxes was $96 million, compared with $184 million for the third quarter of 2019. The decrease was primarily due to a $50 million increase in provision for credit losses, a $29 million decrease in net yield on average earning assets and an $18 million unfavorable impact from lower average earning assets. These unfavorable impacts were partially offset by a $20 million decrease in general, operating and administrative expenses primarily due to lower short-term incentive compensation and employee benefit expenses.

There was a $2 million unfavorable impact from currency on profit before income taxes in the third quarter of 2020. Currency represents the net translation impact resulting from changes in foreign currency exchange rates versus the U.S. dollar and is included in all financial statement line items and each of the items included in the above analysis.

Provision for Income Taxes
The provision for income taxes reflected an estimated annual tax rate of 33 percent in the third quarter of 2020, compared with 28 percent in the third quarter of 2019. The increase in the estimated annual tax rate was primarily due to changes in the geographic mix of profits.

UNAUDITED

NINE MONTHS ENDED SEPTEMBER 30, 2020 VS. NINE MONTHS ENDED SEPTEMBER 30, 2019

Consolidated Total Revenues
The chart above graphically illustrates reasons for the change in Consolidated Total Revenues between September YTD 2019 (at left) and September YTD 2020 (at right). Items favorably impacting total revenues appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting total revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Retail revenue for the first nine months of 2020 was $942 million, a decrease of $89 million from the same period in 2019. The decrease was due to a $74 million unfavorable impact from lower interest rates on retail finance receivables and a $15 million unfavorable impact from lower average earning assets. For the nine months ended September 30, 2020, retail average earning assets were $22.58 billion, a decrease of $331 million from the same period in 2019. The annualized average yield was 5.56 percent for the first nine months of 2020, compared with 6.00 percent for the same period in 2019.

Operating lease revenue for the first nine months of 2020 was $718 million, a decrease of $59 million from the same period in 2019. During the third quarter of 2020, we updated our accounting convention for recognizing revenue and depreciation on operating leases from a monthly to a daily basis. This update resulted in a $29 million unfavorable impact to operating lease revenue which was mostly offset by a $24 million favorable impact to depreciation on equipment leased to others. Additionally, there was a $24 million unfavorable impact from lower average earning assets and a $6 million unfavorable impact from lower average rental rates on operating leases.

Wholesale revenue for the first nine months of 2020 was $258 million, a decrease of $117 million from the same period in 2019. The decrease was due to a $65 million unfavorable impact from lower average earning assets and a $52 million unfavorable impact from lower interest rates on wholesale finance receivables. For the nine months ended September 30, 2020, wholesale average earning assets were $4.53 billion, a decrease of $949 million from the same period in 2019. The annualized average yield was 7.60 percent for the first nine months of 2020, compared with 9.11 percent for the same period in 2019.

Other revenue, net items were as follows:

(Millions of dollars)	Nine Months Ended September 30,
	2020	2019	Change
Finance receivable and operating lease fees (including late charges)	$37	$46	$(9)
Fees on committed credit facility extended to Caterpillar	—	5	(5)
Interest income on Notes receivable from Caterpillar	10	22	(12)
Net loss on returned or repossessed equipment	(39)	(27)	(12)
Miscellaneous other revenue, net	8	12	(4)
Total Other revenue, net	$16	$58	$(42)

UNAUDITED

There was a $21 million unfavorable impact from currency on revenues in the first nine months of 2020. Currency represents the net translation impact resulting from changes in foreign currency exchange rates versus the U.S. dollar and is included in all financial statement line items and each of the items included in the above analysis.

Consolidated Profit Before Income Taxes

(1) Analysis excludes $15 million in offsetting revenues and expenses for property taxes on operating leases for both September YTD 2020 and 2019.
The chart above graphically illustrates reasons for the change in Consolidated Profit Before Income Taxes between September YTD 2019 (at left) and September YTD 2020 (at right). Items favorably impacting profit before income taxes appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting profit before income taxes appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Profit before income taxes was $312 million for the first nine months of 2020, compared with $467 million for the same period in 2019. The decrease was primarily due to a $73 million increase in provision for credit losses, a $53 million unfavorable impact from lower average earning assets and a $50 million decrease in net yield on average earning assets. These unfavorable impacts were partially offset by a $58 million decrease in general, operating and administrative expenses primarily due to lower short-term incentive compensation and employee benefit expenses.

There was a $9 million unfavorable impact from currency on profit before income taxes in the first nine months of 2020. Currency represents the net translation impact resulting from changes in foreign currency exchange rates versus the U.S. dollar and is included in all financial statement line items and each of the items included in the above analysis.

Provision for Income Taxes
The provision for income taxes reflected an estimated annual tax rate of 33 percent for the first nine months of 2020, compared with 28 percent for the same period in 2019, excluding a discrete item in the first nine months of 2019 of $13 million for a valuation allowance against the deferred tax assets of a non-U.S. subsidiary. The increase in the estimated annual tax rate was primarily due to changes in the geographic mix of profits.

UNAUDITED

Finance Receivables and Equipment on Operating Leases

New Business Volume

(Millions of dollars)	Nine Months Ended September 30,
	2020	2019	Change
New retail financing	$6,858	$7,499	$(641)
New operating lease activity	792	1,129	(337)
New wholesale financing	24,967	33,721	(8,754)
Total	$32,617	$42,349	$(9,732)

New retail financing decreased due to lower volume across all segments with the exception of slight increases in North America and Asia/Pacific. New operating lease activity (which is substantially related to retail) decreased due to lower rentals of Cat equipment across all segments with the exception of a slight increase in Caterpillar Power Finance. New wholesale financing decreased primarily due to lower purchases of trade receivables from Caterpillar.

Total Managed Portfolio
We define total portfolio as Finance receivables, net plus Equipment on operating leases, net. We also manage and service receivables and leases that have been sold by us to third parties with limited or no recourse in order to mitigate our concentration of credit risk with certain customers.  These assets are not available to pay our creditors. Total managed portfolio was as follows:

(Millions of dollars)	September 30, 2020	December 31, 2019	Change
Finance receivables, net	$26,021	$27,832	$(1,811)
Equipment on operating leases, net	3,339	3,583	(244)
Total portfolio	$29,360	$31,415	$(2,055)

Retail loans, net	$164	$186	$(22)
Retail leases, net	65	81	(16)
Operating leases	21	26	(5)
Total off-balance sheet managed assets	$250	$293	$(43)

Total managed portfolio	$29,610	$31,708	$(2,098)

Total Portfolio Metrics
At the end of the third quarter of 2020, past dues were 3.81 percent, compared with 3.19 percent at the end of the third quarter of 2019. Past dues increased primarily due to the impact of the COVID-19 pandemic, partially offset by decreases in the Caterpillar Power Finance and Latin American portfolios. Total non-performing finance receivables, which represent finance receivables currently on non-accrual status, were $684 million and $805 million at September 30, 2020 and December 31, 2019, respectively. Total non-performing finance receivables as a percentage of our finance receivables were 2.58 percent and 2.85 percent at September 30, 2020 and December 31, 2019, respectively.

As it relates to COVID-19, we provided payment relief through Cat Financial Customer Care Programs launched globally, including account modifications to accommodate customer needs. Generally, the Customer Care Programs provided payment relief for customers that were current in their payment obligations and included payment deferrals of three months, with the option to extend for an additional three months. Additionally, we are continuing to respond to government requirements to adjust the repayment terms for customers. Since the start of the pandemic, modification requests were received from customers representing approximately 25 percent of the customer portfolio. Most customers who have exited the modification period have resumed payments and have not requested additional relief.

Our allowance for credit losses as of September 30, 2020 was $460 million, or 1.74 percent of finance receivables, compared with $424 million, or 1.50 percent, as of December 31, 2019. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and economic forecasts. We believe our allowance is sufficient to provide for losses over the remaining life of our finance receivable portfolio as of September 30, 2020.

UNAUDITED

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity provide us with the ability to meet our financial obligations on a timely basis.  Maintaining and managing adequate capital and liquidity resources includes management of funding sources and their utilization based on current, future and contingent needs. Throughout the third quarter of 2020, we experienced favorable liquidity conditions. We ended the third quarter of 2020 with $678 million of cash, a decrease of $12 million from year-end 2019. Our cash balances are held in numerous locations throughout the world with approximately $183 million held by our non-U.S. subsidiaries. Amounts held by non-U.S. subsidiaries are available for general corporate use and could be used in the U.S. without incurring significant additional U.S. taxes. We expect to meet our U.S. funding needs without repatriating undistributed profits that are indefinitely reinvested outside the U.S.

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

Total borrowings outstanding as of September 30, 2020 were $27.01 billion, a decrease of $2.10 billion over December 31, 2019 due to lower portfolio funding requirements. Outstanding borrowings were as follows:

(Millions of dollars)	September 30, 2020	December 31, 2019
Medium-term notes, net of unamortized discount and debt issuance costs	$23,903	$22,692
Commercial paper, net of unamortized discount	1,890	4,168
Bank borrowings – long-term	424	642
Bank borrowings – short-term	403	605
Variable denomination floating rate demand notes	367	388
Notes payable to Caterpillar	22	618
Total outstanding borrowings	$27,009	$29,113

Medium-term notes
We issue medium-term unsecured notes through securities dealers or underwriters in the U.S., Canada, Europe, Australia, Japan, Hong Kong, and China to both retail and institutional investors. These notes are offered in several currencies and with a variety of maturities. These notes are senior unsecured obligations of the Company. Medium-term notes issued totaled $7.26 billion and redeemed totaled $6.10 billion for the nine months ended September 30, 2020. Medium-term notes outstanding as of September 30, 2020, mature as follows:

(Millions of dollars)
2020	$1,376
2021	7,523
2022	6,466
2023	4,148
2024	2,653
Thereafter	1,737
Total	$23,903

UNAUDITED

Commercial paper
We issue unsecured commercial paper in the U.S., Europe and other international capital markets.  These short-term promissory notes are issued on a discounted basis and are payable at maturity. As of September 30, 2020, there was $1.89 billion outstanding in commercial paper.

Revolving credit facilities
As of September 30, 2020, we had three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and us for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of September 30, 2020 was $7.75 billion. Information on our Credit Facility is as follows:

•In September 2020, we entered into a new 364-day facility. The 364-day facility of $3.15 billion (of which $2.33 billion is available to us) expires in September 2021.
•The three-year facility, as amended and restated in September 2019, of $2.73 billion (of which $2.01 billion is available to us) expires in September 2022.
•The five-year facility, as amended and restated in September 2019, of $4.62 billion (of which $3.41 billion is available to us) expires in September 2024.

At September 30, 2020, Caterpillar’s consolidated net worth was $15.02 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined in the Credit Facility as the consolidated shareholders' equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).

At September 30, 2020, our covenant interest coverage ratio was 1.69 to 1. This was above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense, calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at September 30, 2020, our six-month covenant leverage ratio was 6.76 to 1.  This was below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event that either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At September 30, 2020, there were no borrowings under the Credit Facility.

Bank borrowings
Available credit lines with banks as of September 30, 2020 totaled $2.93 billion.  These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements. As of September 30, 2020, we had $827 million outstanding against these credit lines and were in compliance with all debt covenants under these credit lines. The remaining available credit commitments may be withdrawn any time at the lenders' discretion.

Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction.  We do not hold reserves to fund the payment of the demand notes.  The notes are offered on a continuous basis. As of September 30, 2020, there was $367 million of variable denomination floating rate demand notes outstanding. The maximum amount of variable denomination floating rate demand notes that we may have outstanding at any time may not exceed $1.25 billion.

UNAUDITED

Notes receivable from/payable to Caterpillar
Under our variable amount and term lending agreements and other notes receivable with Caterpillar, we may borrow up to $2.39 billion from Caterpillar and Caterpillar may borrow up to $1.74 billion from us.  The variable amount lending agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice.  The term lending agreements have remaining maturities ranging up to ten years. We had notes payable of $22 million and notes receivable of $350 million outstanding under these agreements as of September 30, 2020.

Impact from COVID-19 on liquidity
Since the outbreak of the COVID-19 global pandemic, we continue to take actions to maintain our strong financial position and increase liquidity. In April 2020, we registered for $4.2 billion in commercial paper support programs now available in the United States and Canada. In addition, we also benefited from the incremental $3.9 billion short-term credit facility that was arranged by Caterpillar which was set to expire on December 31, 2020. Due to our strong liquidity position, the $3.9 billion short-term credit facility was early terminated by Caterpillar on September 2, 2020. We have not made any drawings on our existing global credit facilities nor do we have any outstanding borrowings under either commercial paper support program as of the date of this filing. In addition, during the third quarter of 2020, we issued $3.25 billion of medium-term notes to refinance maturing medium-term notes and supplement our liquidity position.

OFF-BALANCE SHEET ARRANGEMENTS
We have potential payment exposure for guarantees issued to third parties totaling $37 million as of September 30, 2020.

CASH FLOWS
Operating cash flow was $930 million in the first nine months of 2020, compared with $954 million for the same period in 2019. Net cash provided by investing activities was $1.14 billion for the first nine months of 2020, compared with $84 million for the same period in 2019. The change was primarily due to higher collections of finance receivables and other portfolio related activity. Net cash used for financing activities was $2.07 billion for the first nine months of 2020, compared with $432 million for the same period in 2019. The change was primarily due to lower portfolio funding requirements.

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

UNAUDITED

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q relate to future events and expectations and are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “believe,” “estimate,” “will be,” “will,” “would,” “expect,” “anticipate,” “plan,” “project,” “intend,” “could,” “should” or other similar words or expressions often identify forward-looking statements. All statements other than statements of historical fact are forward-looking statements, including, without limitation, statements regarding our outlook, projections, forecasts, trend descriptions or any statement concerning our future response to or the expected effects on our business of the continuing global coronavirus pandemic. These statements do not guarantee future performance and speak only as of the date they are made, and we do not undertake to update our forward-looking statements.

Cat Financial’s actual results may differ materially from those described or implied in our forward-looking statements based on a number of factors, including, but not limited to: (i) government monetary or fiscal policies; (ii) political and economic risks, commercial instability and events beyond our control in the countries in which we operate; (iii) demand for Caterpillar products; (iv) our ability to develop, produce and market quality products that meet our customers’ needs; (v) information technology security threats and computer crime; (vi) disruptions or volatility in global financial markets limiting our sources of liquidity or the liquidity of our customers, dealers and suppliers; (vii) failure to maintain our credit ratings and potential resulting increases to our cost of borrowing and adverse effects on our cost of funds, liquidity, competitive position and access to capital markets; (viii) changes in interest rates, currency fluctuations or market liquidity conditions; (ix) an increase in delinquencies, repossessions or net losses of our customers; (x) our compliance with financial and other restrictive covenants in debt agreements; (xi) alleged or actual violations of trade or anti-corruption laws and regulations; (xii) additional tax expense or exposure; (xiii) new regulations or changes in financial services regulations; (xiv) residual values of leased equipment; (xv) marketing, operational or administrative support received from Caterpillar; (xvi) changes in accounting guidance; (xvii) the continuing global coronavirus pandemic, which has led to periods of significant volatility in financial and other markets; and (xviii) other factors described in more detail in Cat Financial’s Forms 10-Q, 10-K and other filings with the Securities and Exchange Commission.

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

Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the third quarter of 2020 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

For a discussion of risks and uncertainties that may affect our business, please see Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 19, 2020, the information disclosed in the Current Report on Form 8-K filed with the SEC on March 30, 2020 relating to COVID-19, our Quarterly Report on Form 10-Q filed with the SEC on May 6, 2020 and our Quarterly Report on Form 10-Q filed with the SEC on August 5, 2020. There has been no material change in this information for the current quarter.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

UNAUDITED

ITEM 6.  EXHIBITS

Exhibit No.	Description of Exhibit

10.1
Credit Agreement (2020 364-Day Facility), dated as of September 3, 2020, among the Company, Caterpillar Inc., Caterpillar International Finance Designated Activity Company and Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank Europe PLC, UK Branch, as Local Currency Agent, and MUFG Bank, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 8, 2020)

10.2
Local Currency Addendum, dated as of September 3, 2020, to the 2020 364-Day Facility (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 8, 2020)

10.3
Japan Local Currency Addendum, dated as of September 3, 2020, to the 2020 364-Day Facility (incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K filed on September 8, 2020)

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

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive File (embedded within the Inline XBRL document and included in Exhibit 101)

UNAUDITED

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Caterpillar Financial Services Corporation

Date:	November 4, 2020	/s/David T. Walton
David T. Walton, President, Director and Chief Executive Officer

Date:	November 4, 2020	/s/Patrick T. McCartan
Patrick T. McCartan, Executive Vice President and Chief Financial Officer

Date:	November 4, 2020	/s/Jennifer K. Schott
Jennifer K. Schott, Secretary

Date:	November 4, 2020	/s/Jeffry D. Everett
Jeffry D. Everett, Controller