Form 10-K
period 2020-12-31
CATERPILLAR FINANCIAL SERVICES CORP
filed 2021-02-17
CIK 764764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2020

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________.

Commission File No. 001-11241

CATERPILLAR FINANCIAL SERVICES CORPORATION (Exact name of Registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	37-1105865 (I.R.S. Employer Identification No.)
2120 West End Ave., Nashville, Tennessee (Address of principal executive offices)	37203-0001 (Zip Code)
Registrant's telephone number, including area code: (615) 341-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Medium-Term Notes, Series H, 3.300% Notes Due 2024	CAT/24	New York Stock Exchange
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
Yes ☐   No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐   No ☒

As of February 17, 2021, one share of common stock of the registrant was outstanding, which is owned by Caterpillar Inc.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K may be considered "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995.  These statements may relate to future events or our future financial performance, which may involve known and unknown risks and uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by any forward-looking statements.  From time to time, we may also provide forward-looking statements in oral presentations to the public or in other materials we issue to the public.  Forward-looking statements give current expectations or forecasts of future events about the company.  You may identify these statements by the fact that they do not relate to historical or current facts and may use words such as "believes," "expects," "estimates," "anticipates," "will," "should," "plan," "forecast," "target," "guide," "project," "intend," "could" and similar words or phrases.  These statements are only predictions.  Actual events or results may differ materially due to factors that affect international businesses, including the challenges of the ongoing COVID-19 pandemic, changes in economic conditions, disruptions in the global financial and credit markets, and changes in laws, regulations and political stability, as well as factors specific to Cat Financial and the markets we serve, including the market’s acceptance of our products and services, the creditworthiness of our customers, interest rate and currency rate fluctuations and estimated residual values of leased equipment.  These risk factors may not be exhaustive.  We operate in a continually changing business environment, and new risk factors emerge from time to time.  We cannot predict these new risk factors, nor can we assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements.  Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.  All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the captions "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K and could cause results to differ materially from those projected in the forward-looking statements.  Cat Financial undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You may, however, consult any related disclosures we may make in our subsequent Form 10-Q and Form 8-K reports filed with the Securities and Exchange Commission ("SEC").

Item 1.	Business.

General

Caterpillar Financial Services Corporation was organized in 1981 in the State of Delaware (together with its subsidiaries, "Cat Financial," "the Company," "we" or "our").  We are a wholly-owned finance subsidiary of Caterpillar Inc. (together with its other subsidiaries, "Caterpillar" or "Cat") and our corporate headquarters is located in Nashville, Tennessee.

Nature of Operations

We provide retail and wholesale financing to customers and dealers around the world for Caterpillar products, as well as financing for vehicles, power generation facilities and marine vessels that, in most cases, incorporate Caterpillar products. Retail financing is primarily comprised of installment sale contracts and other equipment-related loans, working capital loans, finance leases and operating leases. Wholesale financing to Caterpillar dealers consists primarily of inventory and rental fleet financing. In addition, we purchase short-term wholesale trade receivables from Caterpillar. The various financing plans offered by Cat Financial are designed to support sales of Caterpillar products and generate financing income for Cat Financial.  A significant portion of our activity is conducted in North America with additional offices and subsidiaries in Latin America, Asia/Pacific, Europe, Africa and the Middle East.  Cat Financial has almost 40 years of experience providing financing for Caterpillar products, contributing to our knowledge of asset values, industry trends, financing structures and customer needs.

    The Company’s retail loans (totaling 49 percent*) include:

•Loans that allow customers and dealers to use their Caterpillar equipment or other assets as collateral to obtain financing.
•Installment sale contracts, which are equipment loans that enable customers to purchase equipment with a down payment or trade-in and structure payments over time.

The Company’s retail leases (totaling 37 percent*) include:

•Finance (non-tax) leases, where the lessee for tax purposes is considered to be the owner of the equipment during the term of the lease, that either require or allow the customer to purchase the equipment for a fixed price at the end of the term.
•Tax leases that are classified as either operating or finance leases for financial accounting purposes, depending on the characteristics of the lease.  For tax purposes, we are considered the owner of the equipment.
•Governmental lease-purchase plans in the U.S. that offer low interest rates and flexible terms to qualified non-federal government agencies.

The Company purchases short-term trade receivables from Caterpillar (12 percent*).

The Company’s wholesale loans and leases (2 percent*) include inventory/rental programs, which provide assistance to dealers by financing their new Caterpillar inventory and rental fleets.

*Indicates the percentage of total portfolio as of December 31, 2020.  We define total portfolio as Finance receivables, net plus Equipment on operating leases, net.

Competitive Environment

We operate in a highly competitive environment, with financing for users of Caterpillar equipment available through a variety of sources, principally commercial banks and finance and leasing companies.  Our competitors include Wells Fargo Equipment Finance Inc., Banc of America Leasing & Capital LLC, BNP Paribas Leasing Solutions Limited, Australia and New Zealand Banking Group Limited, Societe General and various other banks and finance companies.  In addition, many of the manufacturers that compete with Caterpillar also own financial subsidiaries, such as John Deere Capital Corporation, Komatsu Financial L.P., Volvo Financial Services and Kubota Credit Corporation, which utilize many below-market interest rate programs (funded by the manufacturer) to support machine sales.  We and Caterpillar work together to provide a broad array of financial merchandising programs to compete around the world.

We provide financing only when certain criteria are met.  Credit decisions are based on a variety of credit quality factors, including prior payment experience, customer financial information, credit ratings, loan-to-value ratios and other internal metrics. We typically maintain a security interest in retail-financed equipment and require physical damage insurance coverage on financed equipment.  We finance a significant portion of Caterpillar dealers' sales and inventory of Caterpillar equipment throughout the world (see Note 15 of Notes to Consolidated Financial Statements for more information regarding our segments and geographic areas).  Our competitive position is improved by marketing programs offered in conjunction with Caterpillar and/or Caterpillar dealers.  Under these programs, Caterpillar, or the dealer, funds an amount at the outset of the transaction, which we then recognize as revenue over the term of the financing. We believe that these marketing programs provide Cat Financial a significant competitive advantage in financing Caterpillar products.

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

Human Capital

Core Values

Caterpillar’s global workforce is united by Our Values in Action, Caterpillar’s Code of Conduct. Integrity, Excellence, Teamwork, Commitment and Sustainability provide the foundation for our values-based culture. Our diversity and inclusion principles are embedded in our values. Our values unite and reflect our diverse cultures, languages, geographies and business.

Health and Safety

The health and safety of our employees is an important focus at Cat Financial and we strive to continually reduce our recordable injuries. In 2020, the Company achieved a recordable injury frequency rate of 0.08, compared to the 2019 recordable injury frequency rate of 0.04.

The COVID-19 pandemic has further reinforced the importance of a safe and healthy workforce. In response to the pandemic, the Company implemented safeguards to protect our essential employees, including increased frequency of cleaning and disinfecting, social distancing practices, face coverings, temperature screening and other measures consistent with specific regulatory requirements and guidance from health authorities. We also instituted travel restrictions and remote work for employees who were able to work from home.

Talent Development and Training

In addition to our focus on values and safety, we strive to continually attract, develop, engage, and retain a high-performing diverse global team that executes our enterprise strategy of long-term profitable growth.

We are committed to employee development and helping employees reach their full potential by making on-going investments in our team. Our global internships and finance and information services career programs provide development opportunities for early career employees. We also have a continual focus on strengthening technical, professional and leadership capabilities at every level. Strategic talent reviews and succession planning occur at a minimum, annually, across our business.

Our leadership development programs and focus on encouraging a variety of experiences help employees broaden understanding and increase perspective. For example, we conduct a bi-annual leadership experience for global leaders to strengthen Caterpillar leadership attributes and utilize our global learning platform to build speed to competency by job role.

Diversity and Inclusion

We are committed to fostering a diverse workforce and an inclusive environment. Our 9 Employee Resource Groups (ERGs), sponsored and supported by leadership, are integral to ensuring different voices and perspectives contribute to our strategy for long term profitable growth. Our ERGs partner with recruiters to help build relationships and recruit diverse talent through campus relationships and the Thurgood Marshall College Fund.

Our ERGs further engage our employees, helping contribute to development and retention. For example, Caterpillar’s Latino Connection sponsors a mentoring program that connects diverse employees with senior leaders who can support their career goals through on-the-job project experience and leadership development. Additionally, WE Lead, Women Enabling Leadership, sponsored by our Women’s Initiative Network engages female employees in early to mid-level management to help strengthen our female leader pipeline.

Compensation, Benefits and Employee Insights

Providing competitive benefits and compensation underpins our commitment to our engaged and productive employees. Our pay-for-performance philosophy aligns employee’s individual contributions, behaviors and business results with individual rewards. Our comprehensive Total Health programs focus on purpose, as well as physical, emotional, financial, and social health. The annual Employee Insights Survey provides all employees the opportunity to confidentially share their perspectives and engages leaders to listen, learn and respond to employee feedback.

Employment

Management aligns employment levels with the needs of the business. We believe we have the appropriate human capital resources to successfully operate and deliver our enterprise strategy. As of December 31, 2020, we employed about 2,000 full-time persons of whom approximately half were located outside the United States. In the United States, most employees are at-will employees and, therefore, not subject to any type of employment contract or agreement. Outside the United States, the Company enters into employment contracts and agreements in those countries in which such relationships are mandatory or customary. The provisions of these agreements generally correspond in each case with the required or customary terms in the subject jurisdiction.

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

The statements in this section describe material risks to our business and may contain "forward-looking statements" that are subject to the caption "CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS" presented prior to Item 1 of this report.  The statements in this section should also be considered carefully in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the "Notes to Consolidated Financial Statements" to this Form 10-K.  The risk factors described below are a cautionary discussion of risks, uncertainties and assumptions that we believe are significant to our business. These are factors that, individually or in the aggregate, we believe could make our actual results differ materially from expected or past results. Because it is impossible to predict or identify all such factors, the following factors should not be considered to be a complete discussion of risks, uncertainties and assumptions.

RISKS RELATED TO COVID-19

The COVID-19 pandemic could materially adversely affect our business, results of operations and/or financial condition

COVID-19 was identified in late 2019 and has spread globally. The rapid spread has resulted in weaker demand and constrained supply and the implementation of numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders and shutdowns. These factors have impacted and may continue to impact all or portions of Caterpillar’s workforce and operations.

The COVID-19 pandemic caused a global recession and it is uncertain when a sustained economic recovery may occur. The COVID-19 pandemic has also significantly increased economic and demand uncertainty and has led to a decrease in demand for Caterpillar’s products and services and caused supply chain disruptions. Economic uncertainties could continue to affect demand for Caterpillar’s products and services, the value of equipment financed or leased and the demand for financing and the financial condition and credit risk of our dealers and customers.

Uncertainties related to the magnitude and duration of the COVID-19 pandemic, including new strains, may significantly adversely affect Caterpillar’s and our business. These uncertainties include: the duration and impact of the resurgence in COVID-19 cases in any country, state, or region; prolonged reduction or closure of the Caterpillar’s operations, or a delayed recovery in Caterpillar’s operations; disruptions in its supply chain; increased logistics costs; the impact of the pandemic on our customers and dealers; requests by our customers or dealers for payment deferrals and contract modifications; and the impact of disruptions in the global capital markets and/or declines in our financial performance or credit ratings, which could impact our ability to obtain funding in the future. It is unclear when a sustained economic recovery could occur and what a recovery may look like. All of these factors could materially and adversely affect our business, results of operations and/or financial condition.

The ultimate impact of the COVID-19 pandemic on the Company’s financial and operational results will be determined by the length of time that the pandemic continues, its effect on the demand for the Caterpillar’s products and services, as well as the effect of governmental regulations imposed in response to the pandemic. The overall magnitude of the COVID-19 pandemic and the continued fluidity of the situation could materially and adversely impact our business, results of operations and/or financial condition.

FINANCIAL RISKS

Disruptions or volatility in global financial markets could adversely impact the industries and markets in which we serve and operate
Continuing to meet our cash requirements over the long-term could require substantial liquidity and access to varied sources of funds, including capital and credit markets.  Global economic conditions have caused and may cause volatility and disruptions in the capital and credit markets. While we have continued to maintain access to key global medium-term note and commercial paper markets, there can be no assurance that such markets will continue to represent a reliable source of financing.  If global economic conditions were to deteriorate, we could face materially higher financing costs, become unable to access adequate funding to operate and grow our business and/or meet our debt service obligations as they mature, and we could be required to draw upon contractually committed lending agreements primarily provided by global banks and/or by seeking other funding sources.  However, under extreme market conditions, there can be no assurance that such agreements and other funding sources would be available or sufficient.  Any of these events could negatively impact our business, results of operations and financial condition.
The extent of any impact on our ability to meet our funding or liquidity needs would depend on several factors, including our operating cash flows, the duration of any market disruptions, changes in counterparty credit risk, the impact of government intervention in financial markets, including the effects of any programs or legislation designed to increase or restrict liquidity for certain areas of the market, general credit conditions, the volatility of equity and debt markets, our credit ratings and credit capacity and the cost of financing and other general economic and business conditions.  Market disruption and volatility may also lead to a number of other risks in connection with these events, including but not limited to:
•Market developments that may affect the demand for Caterpillar products and/or customer confidence levels and may cause declines in the demand for financing and adverse changes in payment patterns, causing increases in delinquencies and default rates, which could impact our write-offs and provision for credit losses;
•The process we use to estimate losses inherent in our credit exposure requires a high degree of management’s judgment regarding numerous subjective, qualitative factors, including forecasts of economic conditions and how economic predictors might impair the ability of our borrowers to repay their loans.  If financial market disruption and volatility is experienced, the accuracy of these judgments may be impacted;
•Our ability to engage in routine funding transactions or borrow from other financial institutions on acceptable terms or at all could be adversely affected by disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations; and
•Because our lending agreements are primarily with financial institutions, their ability to perform in accordance with any of our underlying agreements could be adversely affected by market volatility and/or disruptions in the equity and credit markets.

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
Changes in interest rates, foreign currency exchange rates or market liquidity conditions could adversely affect our earnings and/or cash flows
Changes in interest rates, foreign currency exchange rates and market liquidity conditions could have a material adverse impact on our earnings and cash flows. Because our financial results are reported in U.S. dollars, but our operations are conducted internationally, currency exchange rates can have a significant impact on our business results.  Additionally, because a significant number of our loans are made at fixed interest rates, our business results are subject to fluctuations in interest rates. Certain loans made by us and various financing extended to us are made at variable rates that use LIBOR as a benchmark for establishing the interest rate. LIBOR is the subject of proposals for reform. On July 27, 2017, the United Kingdom’s Financial Conduct Authority ("FCA") announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. On November 18, 2020, ICE Benchmark Administration ("IBA"), the administrator of USD LIBOR, announced plans to consult on its intention to cease the publication of all GBP, EUR, CHF and JPY LIBOR settings immediately following the LIBOR publication on December 31, 2021. On November 30, 2020, IBA, with the support of the United States Federal Reserve and the FCA, announced plans to consult on ceasing publication of USD LIBOR on December 31, 2021 for only the one week and two month USD LIBOR tenors, and on June 30, 2023 for all other USD LIBOR tenors. While the November 30th announcement extends the transition period to June 2023, the United States Federal Reserve concurrently issued a statement advising banks to stop new USD LIBOR issuances by the end of 2021. These reforms may cause LIBOR to cease to exist, new methods of calculating LIBOR to be established or the establishment of an alternative reference rate(s). Several offerings of securities that include such an alternative reference rate have now been completed by other companies. The consequences of these developments are uncertain and could have an adverse impact on the market value for or value of LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us, as well as the revenue and expenses associated with those securities, loans and financial instruments. Cat Financial has created a cross-functional team that will assess risk across multiple categories as it relates to the use of LIBOR in securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us.  Other changes in market interest rates may influence our borrowing costs and could reduce our earnings and cash flows, our returns on financial investments and the valuation of derivative contracts. Please see "-Macroeconomic Risks - Changes in Government Monetary or Fiscal Policies May Negatively Impact Results" below for further discussion of changes in interest rates.

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

We manage interest rate, foreign currency exchange rate and market liquidity risks with a variety of techniques that include a match-funding strategy that addresses interest rate risk by aligning the interest rate profile (fixed or floating rate and duration) of our debt portfolio with the interest rate profile of our receivables portfolio within predetermined ranges on an ongoing basis, the selective use of derivatives and a broadly diversified funding program. There can be no assurance, however, that fluctuations in interest rates, currency exchange rates and market liquidity conditions will not have a material adverse impact on our earnings and cash flows. If any of the variety of instruments and strategies we use to hedge our exposure to these various types of risk is ineffective, we may experience an adverse impact on our earnings and cash flows.

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
•Multiple and potentially conflicting legal and regulatory requirements that are subject to change, including but not limited to, those legal and regulatory requirements described in Item 1 of this report under the heading Competitive Environment;
•Imposition of currency restrictions, restrictions on repatriation of earnings or other restraints;
•Imposition of new or additional tariffs or quotas;
•Difficulty of enforcing agreements and collecting receivables through foreign legal systems;
•Withdrawal from or modification of trade agreements or the negotiation of new trade agreements;
•Imposition of new or additional trade and economic sanctions laws imposed by the U.S. or foreign governments;
•War or acts of terrorism; and
•Political and economic instability or civil unrest that may severely disrupt economic activity in affected countries.

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
•General world economic conditions and the level of energy, mining, construction and manufacturing activity;
•Changes and uncertainties in the monetary and fiscal policies of various governmental and regulatory entities;
•Fluctuations in demand and prices for certain commodities;
•Fluctuations in currency exchange rates and interest rates;
•Political, economic and legislative changes;

•Caterpillar’s ability to produce products that meet customers' needs;
•Caterpillar’s ability to maintain key dealer relationships;
•The ability of Caterpillar dealers to sell Caterpillar products and their practices regarding inventory control; and
•Changes in pricing policies by Caterpillar or its competitors.

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
Increased information technology security threats and more sophisticated computer crime pose a risk to our systems, networks, products and services
We rely upon information technology systems and networks, some of which are managed by third parties, in connection with a variety of business activities. Additionally, we collect and store sensitive information relating to our business, customers, dealers, suppliers and employees. Operating these information technology systems and networks and processing and maintaining this data in a secure manner, is critical to our business operations and strategy. Information technology security threats -- from user error to cybersecurity attacks designed to gain unauthorized access to our systems, networks and data -- are increasing in frequency and sophistication. Cybersecurity attacks may range from random attempts to coordinated and targeted attacks, including sophisticated computer crime and advanced persistent threats. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. Cybersecurity attacks could also include attacks targeting customer data or the security, integrity and/or reliability of the hardware and software installed in our products. It is possible that our information technology systems and networks, or those managed or provided by third parties, could have vulnerabilities, which could go unnoticed for a period of time. While various procedures and controls have been and are being utilized to mitigate such risks, there can be no guarantee that the actions and controls we have implemented and are implementing, or which we cause or have caused third party service providers to implement, will be sufficient to protect our systems, information or other property.

We have experienced cyber security threats and vulnerabilities in our systems and those of our third-party providers, and we have experienced viruses and attacks targeting our information technology systems and networks. Such prior events, to date, have not had a material impact on our financial condition, results of operations or liquidity. However, the potential consequences of a future material cybersecurity attack include reputational damage, litigation with third parties, government enforcement actions, penalties, disruption to systems, unauthorized release of confidential or otherwise protected information, corruption of data and increased cybersecurity protection and remediation costs, which in turn could adversely affect our competitiveness, results of operations and financial condition. Due to the evolving nature of such security threats, the potential impact of any future incident cannot be predicted. Further, the amount of insurance coverage we maintain may be inadequate to cover claims or liabilities relating to a cybersecurity attack.

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

Our corporate headquarters are located in Nashville, Tennessee.  We maintain forty-six offices in total, of which nine are located in North America (eight in the U.S. and one in Canada), twenty-one are located in Europe, one is located in Africa, one is located in the Middle East, nine are located in Asia/Pacific and five are located in Latin America (see Note 15 of Notes to Consolidated Financial Statements for more information regarding our segments and geographic areas).  All of our offices are leased, except for our corporate headquarters building.

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

Our stock is not publicly traded.  Caterpillar Inc. is the owner of our one outstanding share.  Cash dividends of $300 million, $25 million and $400 million were paid to Caterpillar in 2020, 2019 and 2018, respectively.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited financial statements and related notes included elsewhere in this report and our discussion of significant risks to the company’s business under Part I, Item 1A. Risk Factors of this report.

OVERVIEW

We reported revenues of $2.55 billion for 2020, a decrease of $416 million, or 14 percent, compared with 2019. Profit was $293 million for 2020, a $117 million, or 29 percent, decrease from 2019.

The decrease in revenues was primarily due to a $190 million unfavorable impact from lower average financing rates and a $151 million unfavorable impact from lower average earning assets.

Profit before income taxes was $434 million for 2020, a $194 million, or 31 percent, decrease from 2019. The decrease was primarily due to a $104 million increase in provision for credit losses, a $69 million unfavorable impact from lower average earning assets, a $52 million decrease in net yield on average earning assets and a $36 million unfavorable impact from returned or repossessed equipment. These unfavorable impacts were partially offset by an $82 million decrease in general, operating and administrative expenses, primarily due to lower incentive compensation.

The provision for income taxes reflected an annual tax rate of 29 percent for 2020, compared with 31 percent for 2019. The decrease in the annual tax rate was primarily due to changes in the geographic mix of profits.

During 2020, retail new business volume was $10.76 billion, a decrease of $1.13 billion, or 9 percent, from 2019. The decrease was driven by lower volume across all segments with the exception of an increase in Asia/Pacific.

At the end of 2020, past dues were 3.49 percent, compared with 3.14 percent at the end of 2019. Past dues increased primarily due to the impact of the COVID-19 pandemic, partially offset by decreases in the Caterpillar Power Finance, EAME and Latin American portfolios. Write-offs, net of recoveries, were $222 million for 2020, compared with $237 million for 2019. As of December 31, 2020, the allowance for credit losses totaled $479 million, or 1.77 percent of finance receivables, compared with $424 million, or 1.50 percent of finance receivables at December 31, 2019.

Response to COVID-19 and Global Business Conditions
We continue to implement safeguards in our facilities to protect team members, including increased frequency of cleaning and disinfecting, social distancing practices and other measures consistent with specific governmental requirements and guidance from health authorities and continue to monitor the situation closely. We remain focused on portfolio health and continue to provide qualified customers and dealers with new loans and leases to support their current and future business needs.

2020 COMPARED WITH 2019

Consolidated Total Revenues

The chart above graphically illustrates reasons for the change in Consolidated Total Revenues between 2019 (at left) and 2020 (at right). Items favorably impacting total revenues appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting total revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Retail revenue for 2020 was $1.25 billion, a decrease of $120 million from 2019.  The decrease was due to a $101 million unfavorable impact from lower interest rates on retail finance receivables and a $19 million unfavorable impact from lower average earning assets.  For the year ended December 31, 2020, retail average earning assets were $22.57 billion, a decrease of $317 million from 2019. The average yield was 5.53 percent for 2020, compared with 5.98 percent in 2019.

Operating lease revenue for 2020 was $965 million, a decrease of $72 million from 2019. The decrease was primarily due to a $38 million unfavorable impact from lower average earning assets. Additionally, during the third quarter of 2020, we updated our accounting convention for recognizing revenue and depreciation on operating leases from a monthly to a daily basis. This update resulted in a $29 million unfavorable impact to operating lease revenue which was mostly offset by a $24 million favorable impact to depreciation on equipment leased to others.

Wholesale revenue for 2020 was $336 million, a decrease of $155 million from 2019. The decrease was due to an $87 million unfavorable impact from lower average earning assets and a $68 million unfavorable impact from lower interest rates on wholesale finance receivables. For the year ended December 31, 2020, wholesale average earning assets were $4.44 billion, a decrease of $954 million from 2019. The average yield was 7.58 percent for 2020, compared with 9.10 percent in 2019.

Other revenue, net items were as follows:

(Millions of dollars)
	2020	2019	Change
Finance receivable and operating lease fees (including late charges)	$49	$61	$(12)
Fees on committed credit facility extended to Caterpillar	—	5	(5)
Interest income on Notes receivable from Caterpillar	14	26	(12)
Net loss on returned or repossessed equipment	(74)	(38)	(36)
Miscellaneous other revenue, net	11	15	(4)
Total Other revenue, net	$—	$69	$(69)

There was a $19 million unfavorable impact from currency on revenues in 2020. Currency represents the net translation impact resulting from changes in foreign currency exchange rates versus the U.S. dollar and is included in all financial statement line items and each of the items included in the above analysis.

Consolidated Profit Before Income Taxes

(1) Analysis excludes $19 million and $20 million in offsetting revenues and expenses for property taxes on operating leases for 2020 and 2019, respectively.
The chart above graphically illustrates reasons for the change in Consolidated Profit Before Income Taxes between 2019 (at left) and 2020 (at right). Items favorably impacting profit before income taxes appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting profit before income taxes appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Profit before income taxes was $434 million for 2020, compared with $628 million for 2019. The decrease was primarily due to a $104 million increase in provision for credit losses, a $69 million unfavorable impact from lower average earning assets, a $52 million decrease in net yield on average earning assets and a $36 million unfavorable impact from returned or repossessed equipment. These unfavorable impacts were partially offset by an $82 million decrease in general, operating and administrative expenses, primarily due to lower incentive compensation.

There was an $8 million unfavorable impact from currency on profit before income taxes in 2020. Currency represents the net translation impact resulting from changes in foreign currency exchange rates versus the U.S. dollar and is included in all financial statement line items and each of the items included in the above analysis.

Provision for Income Taxes

The provision for income taxes reflected an annual tax rate of 29 percent for 2020, compared with 31 percent for 2019. The decrease in the annual tax rate was primarily due to changes in the geographic mix of profits.

Finance Receivables and Equipment on Operating Leases

New Business Volume

(Millions of dollars)
	2020	2019	Change
New retail financing	$9,645	$10,320	$(675)
New operating lease activity	1,114	1,571	(457)
New wholesale financing	33,485	43,714	(10,229)
Total	$44,244	$55,605	$(11,361)

New retail financing decreased due to lower volume across all segments with the exception of North America and Asia/Pacific. New operating lease activity (which is substantially related to retail) decreased due to lower rentals of Cat equipment mostly in North America and Mining. New wholesale financing decreased primarily due to lower purchases of trade receivables from Caterpillar.

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

(Millions of dollars)
	2020	2019	Change
Finance receivables, net	$26,575	$27,832	$(1,257)
Equipment on operating leases, net	3,366	3,583	(217)
Total portfolio	$29,941	$31,415	$(1,474)

Retail loans, net	$139	$186	$(47)
Retail leases, net	56	81	(25)
Operating leases	24	26	(2)
Total off-balance sheet managed assets	$219	$293	$(74)

Total managed portfolio	$30,160	$31,708	$(1,548)

Total Portfolio Metrics
At the end of 2020, past dues were 3.49 percent, compared with 3.14 percent at the end of 2019. Past dues increased primarily due to the impact of the COVID-19 pandemic, partially offset by decreases in the Caterpillar Power Finance, EAME and Latin American portfolios. Total non-performing finance receivables, which represent finance receivables currently on non-accrual status, were $567 million and $805 million at December 31, 2020 and 2019, respectively. Total non-performing finance receivables as a percentage of our finance receivables were 2.10 percent and 2.85 percent at December 31, 2020 and 2019, respectively.

As it relates to COVID-19, we provided payment relief through Cat Financial Customer Care Programs launched globally, including account modifications to accommodate customer needs. Generally, the Customer Care Programs provided payment relief for customers that were current in their payment obligations and included payment deferrals of three months, with the option to extend for an additional three months. Additionally, we continue to respond to government requirements to adjust the repayment terms for customers, as required. Since the start of the pandemic, modification requests were received from customers representing approximately 25 percent of the customer portfolio. Most customers who have exited the modification period have resumed payments and have not requested additional relief.

Our allowance for credit losses as of December 31, 2020 was $479 million, or 1.77 percent of finance receivables, compared with $424 million, or 1.50 percent, as of December 31, 2019. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and economic forecasts. We believe our allowance is sufficient to provide for losses over the remaining life of our finance receivable portfolio as of December 31, 2020.

FOURTH QUARTER 2020 VS. FOURTH QUARTER 2019

CONSOLIDATED STATEMENTS OF PROFIT (UNAUDITED)
(Dollars in Millions)

	Three Months Ended December 31,
	2020	2019
Revenues:
Retail finance	$307	$338
Operating lease	247	260
Wholesale finance	78	116
Other, net	(16)	11
Total revenues	616	725

Expenses:
Interest	129	188
Depreciation on equipment leased to others	194	202
General, operating and administrative	113	138
Provision for credit losses	49	18
Other	10	8
Total expenses	495	554

Other income (expense)	1	(10)

Profit before income taxes	122	161

Provision for income taxes	24	52

Profit of consolidated companies	98	109

Less: Profit attributable to noncontrolling interests	2	5

Profit(1)	$96	$104

(1) Profit attributable to Caterpillar Financial Services Corporation.

Consolidated Total Revenues

The chart above graphically illustrates reasons for the change in Consolidated Total Revenues between fourth quarter 2019 (at left) and fourth quarter 2020 (at right). Items favorably impacting total revenues appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting total revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Retail revenue for the fourth quarter of 2020 was $307 million, a decrease of $31 million from the same period in 2019.  The decrease was due to a $27 million unfavorable impact from lower interest rates on retail finance receivables and a $4 million unfavorable impact from lower average earning assets.  For the quarter ended December 31, 2020, retail average earning assets were $22.50 billion, a decrease of $305 million from the same period in 2019. The annualized average yield was 5.45 percent for the fourth quarter of 2020, compared with 5.92 percent for the fourth quarter of 2019.

Operating lease revenue for the fourth quarter of 2020 was $247 million, a decrease of $13 million from the same period in 2019.  The decrease was primarily due to a $14 million unfavorable impact from lower average earning assets.

Wholesale revenue for the fourth quarter of 2020 was $78 million, a decrease of $38 million from the same period in 2019. The decrease was due to a $22 million unfavorable impact from lower average earning assets and a $16 million unfavorable impact from lower interest rates on wholesale finance receivables. For the quarter ended December 31, 2020, wholesale average earning assets were $4.15 billion, a decrease of $912 million from the same period in 2019. The annualized average yield was 7.53 percent for the fourth quarter of 2020, compared with 9.20 percent for the fourth quarter of 2019.

Other revenue, net items were as follows:

(Millions of dollars)	Three Months Ended December 31,
	2020	2019	Change
Finance receivable and operating lease fees (including late charges)	$12	$15	$(3)
Interest income on Notes receivable from Caterpillar	4	4	—
Net loss on returned or repossessed equipment	(35)	(11)	(24)
Miscellaneous other revenue, net	3	3	—
Total Other revenue, net	$(16)	$11	$(27)

There was a $2 million favorable impact from currency on revenues in the fourth quarter of 2020. Currency represents the net translation impact resulting from changes in foreign currency exchange rates versus the U.S. dollar and is included in all financial statement line items and each of the items included in the above analysis.

Consolidated Profit Before Income Taxes

(1) Analysis excludes $4 million and $5 million in offsetting revenues and expenses for property taxes on operating leases for the fourth quarter of 2020 and 2019, respectively.
The chart above graphically illustrates reasons for the change in Consolidated Profit Before Income Taxes between fourth quarter 2019 (at left) and fourth quarter 2020 (at right). Items favorably impacting profit before income taxes appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting profit before income taxes appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Fourth-quarter 2020 profit before income taxes was $122 million, compared with $161 million for the fourth quarter of 2019. The decrease was primarily due to a $31 million increase in provision for credit losses, a $24 million unfavorable impact from returned or repossessed equipment and a $16 million unfavorable impact from lower average earning assets. These unfavorable impacts were partially offset by a $24 million decrease in general, operating and administrative expenses, primarily due to lower incentive compensation.

There was a $1 million favorable impact from currency on profit before income taxes in the fourth quarter of 2020. Currency represents the net translation impact resulting from changes in foreign currency exchange rates versus the U.S. dollar and is included in all financial statement line items and each of the items included in the above analysis.

Provision for Income Taxes

The provision for income taxes reflected an effective tax rate of 20 percent in the fourth quarter of 2020, compared with 32 percent in the fourth quarter of 2019. The decrease in the effective tax rate was primarily due to changes in the geographic mix of profits.

2019 COMPARED WITH 2018

For discussions related to the consolidated total revenues and consolidated profit before income taxes between 2019 and 2018, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the United States Securities and Exchange Commission on February 19, 2020.

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity provide us with the ability to meet our financial obligations on a timely basis.  Maintaining and managing adequate capital and liquidity resources includes management of funding sources and their utilization based on current, future and contingent needs. Throughout 2020, we experienced favorable liquidity conditions. We ended 2020 with $411 million of cash, a decrease of $279 million from year-end 2019. Our cash balances are held in numerous locations throughout the world with approximately $192 million held by our non-U.S. subsidiaries. Amounts held by non-U.S. subsidiaries are available for general corporate use and could be used in the U.S. without incurring significant additional U.S. taxes. We expect to meet our U.S. funding needs without repatriating undistributed profits that are indefinitely reinvested outside the U.S.

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

Total borrowings outstanding as of December 31, 2020 were $27.01 billion, a decrease of $2.11 billion over December 31, 2019 primarily due to lower portfolio funding requirements. Outstanding borrowings as of December 31 were as follows:

(Millions of dollars)	2020	2019
Medium-term notes, net	$23,550	$22,692
Commercial paper, net of unamortized discount	1,321	4,168
Bank borrowings and other – long-term	429	642
Bank borrowings and other – short-term	307	605
Variable denomination floating rate demand notes	377	388
Notes payable to Caterpillar	1,022	618
Total outstanding borrowings	$27,006	$29,113

Medium-term notes
We issue medium-term unsecured notes through securities dealers or underwriters in the U.S., Canada, Europe, Australia, Japan, Hong Kong, and China to both retail and institutional investors. These notes are offered in several currencies and with a variety of maturities. These notes are senior unsecured obligations of the Company. Medium-term notes issued totaled $8.26 billion and redeemed totaled $7.48 billion for the year ended December 31, 2020. Medium-term notes, net outstanding as of December 31, 2020 mature as follows:

(Millions of dollars)
2021	$7,539
2022	6,479
2023	4,148
2024	2,656
2025	1,613
Thereafter	1,055
Fair value adjustments	60
Total	$23,550

Commercial paper
We issue unsecured commercial paper in the U.S., Europe and other international capital markets.  These short-term promissory notes are issued on a discounted basis and are payable at maturity. As of December 31, 2020, there was $1.32 billion outstanding in commercial paper.

Revolving credit facilities
As of December 31, 2020, we had three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and us for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of December 31, 2020 was $7.75 billion. Information on our Credit Facility is as follows:

•The 364-day facility of $3.15 billion (of which $2.33 billion is available to us) expires in September 2021.
•The three-year facility, as amended and restated in September 2019, of $2.73 billion (of which $2.01 billion is available to us) expires in September 2022.
•The five-year facility, as amended and restated in September 2019, of $4.62 billion (of which $3.41 billion is available to us) expires in September 2024.

At December 31, 2020, Caterpillar’s consolidated net worth was $15.41 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined in the Credit Facility as the consolidated shareholders' equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).

At December 31, 2020, our covenant interest coverage ratio was 1.72 to 1. This was above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense, calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at December 31, 2020, our six-month covenant leverage ratio was 6.74 to 1 and our year-end covenant leverage ratio was 6.95 to 1.  This was below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event that either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At December 31, 2020, there were no borrowings under the Credit Facility.

Bank borrowings
Available credit lines with banks as of December 31, 2020 totaled $3.03 billion.  These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements. We may guarantee subsidiary borrowings under these lines. As of December 31, 2020, we had $734 million outstanding against these credit lines and were in compliance with all debt covenants under these credit lines. The remaining available credit commitments may be withdrawn any time at the lenders' discretion.

Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction.  We do not hold reserves to fund the payment of the demand notes.  The notes are offered on a continuous basis. As of December 31, 2020, there were $377 million of variable denomination floating rate demand notes outstanding. The maximum amount of variable denomination floating rate demand notes that we may have outstanding at any time may not exceed $1.25 billion.

Notes receivable from/payable to Caterpillar
Under our variable amount and term lending agreements and other notes receivable with Caterpillar, we may borrow up to $2.41 billion from Caterpillar and Caterpillar may borrow up to $1.74 billion from us.  The variable amount lending agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice.  The term lending agreements have remaining maturities ranging up to ten years. We had notes payable of $1.02 billion and notes receivable of $356 million outstanding under these agreements as of December 31, 2020.

Impact from COVID-19 on liquidity
Since the outbreak of the COVID-19 global pandemic, we continue to take actions to maintain our strong financial position and increase liquidity. In April 2020, we registered for $4.2 billion in commercial paper support programs available in the United States and Canada. In addition, we also benefited from the incremental $3.9 billion short-term credit facility that was arranged by Caterpillar which was set to expire on December 31, 2020. Due to our strong liquidity position, the $3.9 billion short-term credit facility was early terminated by Caterpillar on September 2, 2020. We have not made any drawings on our existing global credit facilities nor do we have any outstanding borrowings under either commercial paper support program as of the date of this filing. In addition, during the third quarter of 2020, we issued $3.25 billion of medium-term notes to refinance maturing medium-term notes and supplement our liquidity position.

OFF-BALANCE SHEET ARRANGEMENTS
We have potential payment exposure for guarantees issued to third parties totaling $40 million as of December 31, 2020.  Please refer to Note 11 of Notes to Consolidated Financial Statements for further information.

Managed assets
Certain finance receivables and equipment on operating leases are sold by us to third parties with limited or no recourse in order to mitigate our concentration of credit risk with certain customers.  In 2020, we received $51 million of cash proceeds from the sale of such assets. We typically maintain servicing responsibilities for these assets.

CONTRACTUAL OBLIGATIONS
We have committed cash outflow related to long-term debt, operating lease agreements and purchase obligations.  Minimum payments for these obligations are:

(Millions of dollars)
	2021	2022-2023	2024-2025	After 2025	Total
Long-term debt(1)	$7,738	$10,866	$4,298	$1,063	$23,965
Interest payable on long-term debt	381	412	112	26	931
Operating leases	7	9	6	4	26
Purchase obligations(2)	16	5	—	—	21
Total contractual obligations	$8,142	$11,292	$4,416	$1,093	$24,943

(1)Excludes debt issuance costs, unamortized discounts and fair value adjustments.
(2)Represents short-term contractual obligations made in the ordinary course of business for contracted services at December 31, 2020.

These contractual obligations do not include unused commitments for dealers and customers discussed in Note 11 of Notes to Consolidated Financial Statements.

CASH FLOWS
Operating cash flow for 2020 was $1.15 billion, compared with $1.21 billion for 2019. Net cash provided by investing activities in 2020 was $1.06 billion, compared with net cash used for investing activities of $288 million in 2019. The change was primarily due to lower additions to finance receivables and other portfolio related activity. Net cash used for financing activities was $2.48 billion in 2020, compared with $991 million in 2019. The change was primarily due to lower portfolio funding requirements, partially offset by the Net change in variable lending from Caterpillar.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts.  Significant estimates include residual values for leased assets, allowance for credit losses and income taxes. We have incorporated many years of data into the determination of each of these estimates and we have not historically experienced significant adjustments. We review these assumptions at least annually with the Audit Committee of the Caterpillar Inc. Board of Directors. Following are the methods and assumptions used in determining our estimates and an indication of the risks inherent in each.

Residual values for leased assets
We determine the residual value of leased equipment based on its estimated end-of-term market value. We estimate the residual value of leased equipment at the inception of the lease based on a number of factors, including historical wholesale market sales prices, past remarketing experience and any known significant market/product trends. We also consider the following critical factors in our residual value estimates: lease term, market size and demand, total expected hours of usage, machine configuration, application, location, model changes, quantities, third-party residual guarantees and contractual customer purchase options.

Upon termination of the lease, the equipment is either purchased by the lessee or sold to a third party, in which case we may record a gain or a loss for the difference between the estimated residual value and the sale price.

During the term of our leases, we monitor residual values.  For operating leases, we record adjustments to depreciation expense reflecting changes in residual value estimates prospectively on a straight-line basis. For finance leases, we recognize residual value adjustments through a reduction of finance revenue over the remaining lease term.

We evaluate the carrying value of equipment on operating leases for potential impairment when we determine a triggering event has occurred. When a triggering event occurs, we perform a test for recoverability by comparing projected undiscounted future cash flows to the carrying value of the equipment on operating leases. If the test for recoverability identifies a possible impairment, we measure the fair value of the equipment on operating leases in accordance with the fair value measurement framework. We recognize an impairment charge for the amount by which the carrying value of the equipment on operating leases exceeds its estimated fair value.

At December 31, 2020, the aggregate residual value of equipment on operating leases was $2.07 billion. Without consideration of other factors such as third-party residual guarantees or contractual customer purchase options, a 10 percent non-temporary decrease in the market value of our equipment subject to operating leases would reduce residual value estimates and result in the recognition of approximately $95 million of additional annual depreciation expense.

Allowance for credit losses
The allowance for credit losses is management’s estimate of expected losses over the life of our finance receivable portfolio calculated using loss forecast models that take into consideration historical credit loss experience, current economic conditions and forecasts and scenarios that capture country and industry-specific economic factors. In addition, we consider qualitative factors not able to be fully captured in our loss forecast models, including borrower-specific and company-specific factors. These qualitative factors are subjective and require a degree of management judgment.

We measure the allowance for credit losses on a collective (pool) basis when similar risk characteristics exist and on an individual basis when we determine that similar risk characteristics do not exist. We identify finance receivables for individual evaluation based on past-due status and information available about the customer, such as financial statements, news reports and published credit ratings, as well as general information regarding industry trends and the economic environment in which our customers operate. The allowance for credit losses attributable to finance receivables that are individually evaluated is based on the present value of expected future cash flows discounted at the receivables' effective interest rate, the fair value of the collateral for collateral-dependent receivables or the observable market price of the receivable.  In determining collateral value, we estimate the current fair market value of the collateral less selling costs. We also consider credit enhancements such as additional collateral and contractual third-party guarantees.

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

In order to properly manage sensitivity to changes in interest rates, we measure the potential impact of different interest rate assumptions on pre-tax earnings.  All on-balance sheet positions, including derivative financial instruments, are included in the analysis.  The primary assumptions included in the analysis are that there are no new fixed rate assets or liabilities, the proportion of fixed rate debt to fixed rate assets remains unchanged and the level of floating rate assets and debt remain constant.  We estimate a 100 basis point immediate and sustained adverse change in interest rates to have an $18 million adverse impact on pre-tax earnings in both 2020 and 2019 based on these assumptions and the balance sheet analysis as of December 31, 2020 and 2019.

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

Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2020. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2020.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessment, we concluded that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the fourth quarter of 2020 covered by this Annual Report on Form 10-K that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 14.	Principal Accounting Fees and Services.

As a wholly-owned subsidiary of Caterpillar, our principal accounting fees and services are subject to Caterpillar’s Audit Committee pre-approval as described in its Annual Meeting Proxy Statement, which is available on Caterpillar’s website (www.caterpillar.com), under Investors, Financial Information, Proxy Statement.

Fees for professional services provided by our independent auditor included the following:

(Millions of dollars)	2020	2019
Audit fees(1)	$7.2	$6.8
Audit-related fees(2)	0.9	0.5
Tax fees(3)	—	—
Total	$8.1	$7.3

(1) "Audit fees" principally includes audit and review of financial statements (including internal control over financial reporting), statutory and subsidiary audits, SEC registration statements, comfort letters and consents.
(2) "Audit-related fees" principally includes accounting consultations and pre- or post- implementation reviews of processes or systems.
(3) "Tax fees" includes fees related to tax compliance, tax advice and tax planning.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report.
1	Financial Statements:
	·	Report of Independent Registered Public Accounting Firm
	·	Consolidated Statements of Profit
	·	Consolidated Statements of Comprehensive Income
	·	Consolidated Statements of Financial Position
	·	Consolidated Statements of Changes in Shareholder’s Equity
	·	Consolidated Statements of Cash Flows
	·	Notes to Consolidated Financial Statements
2	Financial Statement Schedules:
	·	All schedules are omitted because the required information is shown in the financial statements or the notes thereto or considered to be immaterial.
3	Exhibits

3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3.1 to the Company’s Form 10 for the year ended December 31, 1984).
3.2	Bylaws of the Company, as amended (incorporated by reference from Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2005).
4.1	Indenture, dated as of April 15, 1985, between the Company and Morgan Guaranty Trust Company of New York, as Trustee (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-3).
4.2	First Supplemental Indenture, dated as of May 22, 1986, amending the Indenture dated as of April 15, 1985, between the Company and Morgan Guaranty Trust Company of New York, as Trustee (incorporated by reference from Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 20, 1986).
4.3	Second Supplemental Indenture, dated as of March 15, 1987, amending the Indenture dated as of April 15, 1985, between the Company and Morgan Guaranty Trust Company of New York, as Trustee (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K, dated April 24, 1987).
4.4	Third Supplemental Indenture, dated as of October 2, 1989, amending the Indenture dated as of April 15, 1985, between the Company and Morgan Guaranty Trust Company of New York, as Trustee (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K, dated October 16, 1989).

4.5	Fourth Supplemental Indenture, dated as of October 1, 1990, amending the Indenture dated April 15, 1985, between the Company and Morgan Guaranty Trust Company of New York, as Trustee (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K, dated October 29, 1990).
4.6	Indenture, dated as of July 15, 1991, between the Company and Continental Bank, National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K, dated July 25, 1991).
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

4.10
Description of the registrant's Medium-Term Notes, Series H, 3.300% Notes Due 2024 (incorporated by reference from Exhibit 4.10 to the Company's Annual Report on Form 10-K, for the year ended December 31, 2019).

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

10.2
Credit Agreement (2020 364-Day Facility), dated as of September 3, 2020, among the Company, Caterpillar, Caterpillar International Finance Designated Activity Company and Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank Europe plc, UK Branch, as Local Currency Agent, and MUFG Bank, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 8, 2020).

10.3
Local Currency Addendum to the Credit Agreement (2020 364-Day Facility), dated as of September 3, 2020, among the Company, Caterpillar International Finance Designated Activity Company, the Local Currency Banks named therein, Citibank, N.A. and Citibank Europe plc, UK Branch (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 8, 2020).

10.4
Japan Local Currency Addendum to the Credit Agreement (2020 364-Day Facility), dated as of September 3, 2020, among the Company, Caterpillar Finance Kabushiki Kaisha, the Japan Local Currency Banks named therein, Citibank, N.A. and MUFG Bank, Ltd. (incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K filed on September 8, 2020).

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

Caterpillar Financial Services Corporation

Date:	February 17, 2021	/s/Jennifer K. Schott
Jennifer K. Schott, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Signature	Title

February 17, 2021	/s/David T. Walton	President, Director and Chief Executive Officer
David T. Walton

February 17, 2021	/s/Andrew R.J. Bonfield	Director
Andrew R.J. Bonfield

February 17, 2021	/s/Patrick T. McCartan	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Patrick T. McCartan

February 17, 2021	/s/Jeffry D. Everett	Controller (Principal Accounting Officer)
Jeffry D. Everett

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of Caterpillar Financial Services Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial position of Caterpillar Financial Services Corporation and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of profit, comprehensive income, changes in shareholder’s equity and cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for credit losses in 2020.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Customer Finance Receivables Allowance for Credit Losses

As described in Notes 1 and 2 to the consolidated financial statements, as of December 31, 2020, the collectively evaluated customer finance receivables allowance for credit losses was $244 million. As disclosed by management, the allowance for credit losses is management’s estimate of expected credit losses over the life of the customer finance receivables portfolio measured on a collective (pool) basis calculated using loss forecast models utilizing probabilities of default and management’s estimated loss given default based on past loss experience adjusted for current economic conditions and reasonable and supportable forecasts and scenarios capturing country and industry-specific economic factors. In addition, qualitative factors not able to be fully captured in management’s loss forecast models, including borrower-specific and company-specific factors, are considered in the evaluation of the adequacy of management’s allowance for credit losses.

The principal considerations for our determination that performing procedures relating to the customer finance receivables allowance for credit losses is a critical audit matter are the significant judgment by management in determining the probabilities of default adjusted for country and industry-specific economic factors utilized in their models and associated qualitative factors; this in turn led to a high degree of auditor judgment, subjectivity and effort in performing audit procedures and evaluating audit evidence related to probabilities of default adjusted for country and industry-specific economic factors, and qualitative factors, and the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the determination of the allowance for credit losses, including controls relating to management’s consideration of probabilities of default, country and industry-specific economic factors and qualitative factors. These procedures also included, among others, (i) testing management’s process for determining the allowance for credit losses estimate, (ii) testing the data used by management, including underlying customer finance receivable data and country and industry-specific economic factors, and (iii) involving professionals with specialized skill and knowledge to assist in evaluating the appropriateness of the models used in the allowance for credit losses, the reasonableness of probabilities of default assumptions, and the selection of country and industry-specific economic factors, and qualitative factors.

/s/ PricewaterhouseCoopers LLP
Nashville, Tennessee
February 17, 2021

We have served as the Company’s auditor since 1984.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF PROFIT
For the Years Ended December 31,
(Dollars in Millions)

	2020	2019	2018
Revenues:
Retail finance	$1,249	$1,369	$1,308
Operating lease	965	1,037	1,011
Wholesale finance	336	491	415
Other, net	—	69	113
Total revenues	2,550	2,966	2,847

Expenses:
Interest	591	787	757
Depreciation on equipment leased to others	758	813	819
General, operating and administrative	433	516	423
Provision for credit losses	266	162	354
Other	43	36	38
Total expenses	2,091	2,314	2,391

Other income (expense)	(25)	(24)	(23)

Profit before income taxes	434	628	433

Provision for income taxes	126	196	108

Profit of consolidated companies	308	432	325

Less: Profit attributable to noncontrolling interests	15	22	20

Profit(1)	$293	$410	$305

(1) Profit attributable to Caterpillar Financial Services Corporation.

See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31,
(Dollars in Millions)

	2020	2019	2018

Profit of consolidated companies	$308	$432	$325

Other comprehensive income (loss), net of tax (Note 10):
Foreign currency translation	236	11	(309)
Derivative financial instruments	24	(31)	(31)
Total Other comprehensive income (loss), net of tax	260	(20)	(340)

Comprehensive income (loss)	568	412	(15)

Less: Comprehensive income (loss) attributable to the noncontrolling interests	25	19	13

Comprehensive income (loss) attributable to Caterpillar Financial Services Corporation	$543	$393	$(28)

See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
At December 31,
(Dollars in Millions, except share data)

	2020	2019
Assets:
Cash and cash equivalents	$411	$690
Finance receivables, net of Allowance for credit losses of $479 and $424	26,575	27,832
Notes receivable from Caterpillar	356	296
Equipment on operating leases, net	3,366	3,583
Other assets	1,283	1,292
Total assets	$31,991	$33,693

Liabilities and shareholder’s equity:
Payable to dealers and others	$144	$135
Payable to Caterpillar – borrowings and other	1,087	693
Accrued expenses	400	241
Short-term borrowings	2,005	5,161
Current maturities of long-term debt	7,729	6,194
Long-term debt	16,250	17,140
Other liabilities	885	893
Total liabilities	28,500	30,457

Commitments and contingent liabilities (Note 11)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid-in amount)	745	745
Additional paid-in capital	2	2
Retained earnings	3,142	3,162
Accumulated other comprehensive income (loss)	(595)	(845)
Noncontrolling interests	197	172
Total shareholder’s equity	3,491	3,236

Total liabilities and shareholder’s equity	$31,991	$33,693

 See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
For the Years Ended December 31,
(Dollars in Millions)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance at December 31, 2017	$745	$2	$2,969	$(592)	$140	$3,264
Profit of consolidated companies			305		20	325
Dividend paid to Caterpillar			(400)			(400)
Foreign currency translation, net of tax				(302)	(7)	(309)
Derivative financial instruments, net of tax				(31)		(31)
Balance at December 31, 2018	$745	$2	$2,874	$(925)	$153	$2,849
Profit of consolidated companies			410		22	432
Dividend paid to Caterpillar			(25)			(25)
Foreign currency translation, net of tax				14	(3)	11
Derivative financial instruments, net of tax				(31)		(31)
Adjustment to adopt new accounting guidance(1)			(97)	97		—
Balance at December 31, 2019	$745	$2	$3,162	$(845)	$172	$3,236
Profit of consolidated companies			293		15	308
Dividend paid to Caterpillar			(300)			(300)
Foreign currency translation, net of tax				226	10	236
Derivative financial instruments, net of tax				24		24
Adjustment to adopt new accounting guidance(2)			(13)			(13)
Balance at December 31, 2020	$745	$2	$3,142	$(595)	$197	$3,491

(1) Adjustment to adopt new accounting guidance related to reclassification of certain tax effects from accumulated other comprehensive income (loss).
(2) Adjustment to adopt new accounting guidance related to credit losses (See Note 1).

See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
 (Dollars in Millions)

	2020	2019	2018
Cash flows from operating activities:
Profit of consolidated companies	$308	$432	$325
Adjustments for non-cash items:
Depreciation and amortization	772	827	832
Amortization of receivables purchase discount	(308)	(455)	(375)
Provision for credit losses	266	162	354
Other, net	147	131	164
Changes in assets and liabilities:
Other assets	39	99	44
Payable to dealers and others	34	18	(57)
Accrued expenses	(83)	(93)	(6)
Other payables with Caterpillar	(13)	(9)	(10)
Other liabilities	(14)	93	16
Net cash provided by operating activities	1,148	1,205	1,287
Cash flows from investing activities:
Expenditures for equipment on operating leases	(1,086)	(1,514)	(1,451)
Capital expenditures - excluding equipment on operating leases	(14)	(20)	(108)
Proceeds from disposals of equipment	633	769	793
Additions to finance receivables	(13,525)	(14,270)	(13,595)
Collections of finance receivables	14,084	13,531	12,511
Net changes in Caterpillar purchased receivables	1,043	640	(1,046)
Proceeds from sales of receivables	42	235	477
Net change in variable lending to Caterpillar	(12)	69	(58)
Additions to other notes receivable with Caterpillar	(75)	(80)	(390)
Collections on other notes receivable with Caterpillar	27	377	345
Settlements of undesignated derivatives	(56)	(25)	10
Other, net	1	—	—
Net cash provided by (used for) investing activities	1,062	(288)	(2,512)
Cash flows from financing activities:
Net change in variable lending from Caterpillar	403	(807)	(109)
Payments on borrowings with Caterpillar	—	(93)	—
Proceeds from debt issued (original maturities greater than three months)	8,440	8,362	8,850
Payments on debt issued (original maturities greater than three months)	(8,211)	(8,285)	(7,822)
Short-term borrowings, net (original maturities three months or less)	(2,809)	(143)	762
Dividend paid to Caterpillar	(300)	(25)	(400)
Net cash provided by (used for) financing activities	(2,477)	(991)	1,281
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3)	(4)	(15)
Increase (decrease) in cash, cash equivalents and restricted cash	(270)	(78)	41
Cash, cash equivalents and restricted cash at beginning of year (1)	695	773	732
Cash, cash equivalents and restricted cash at end of year (1)	$425	$695	$773

Cash paid for interest	$613	$810	$743
Cash paid for taxes	$108	$79	$79
All short-term investments, which consist primarily of highly liquid investments with original maturities of three months or less, are considered to be cash equivalents.
(1) As of December 31, 2020, 2019 and 2018 restricted cash, which is included in Other assets in the Consolidated Statements of Financial Position, was $14 million, $5 million and $7 million, respectively. Restricted cash primarily includes cash related to syndication activities.

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

We provide retail and wholesale financing alternatives to customers and dealers around the world for Caterpillar products, as well as financing for vehicles, power generation facilities and marine vessels that, in most cases, incorporate Caterpillar products. Retail financing is primarily comprised of installment sale contracts and other equipment-related loans, working capital loans, finance leases and operating leases. Wholesale financing to Caterpillar dealers consists primarily of inventory and rental fleet financing. In addition, we purchase short-term wholesale trade receivables from Caterpillar.  The various financing plans offered by Cat Financial are designed to support sales of Caterpillar products and generate financing income for Cat Financial. We conduct a significant portion of our activities in North America with additional offices and subsidiaries in Latin America, Asia/Pacific, Europe, Africa and the Middle East.

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

C. Finance Receivables

Finance receivables are generally classified as held for investment and recorded at amortized cost given that we have the intent and ability to hold them for the foreseeable future. Amortized cost is the principal balance outstanding plus accrued interest less write-downs, net of unamortized purchase discounts and deferred fees and costs.

D. Revenue Recognition

We record finance revenue over the life of the related finance receivable using the interest method, including the accretion of purchased receivables discount and related fee revenue, upfront fees and certain direct origination costs that are deferred. We recognize revenue from rental payments received on operating leases on a straight-line basis over the term of the lease.

We suspend recognition of finance revenue and operating lease revenue and place the account on non-accrual status when management determines that collection of future income is not probable (generally after 120 days past due).  We resume recognition of revenue and recognize previously suspended income when the account becomes current and we consider collection of remaining amounts to be probable. We write off interest earned but uncollected prior to the receivable being placed on non-accrual status through Provision for credit losses when, in the judgment of management, we consider it to be uncollectible.

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

E. Depreciation

We recognize depreciation for equipment on operating leases using the straight-line method over the lease term, typically one to seven years.  The depreciable basis is the original cost of the equipment less the estimated residual value of the equipment at the end of the lease term.

F. Residual Values

The residuals values for operating leases are included in Equipment on operating leases, net in the Consolidated Statements of Financial Position. The residuals values for finance leases are included in Finance receivables, net in the Consolidated Statements of Financial Position.

During the term of our leases, we monitor residual values.  For operating leases, we record adjustments to depreciation expense reflecting changes in residual value estimates prospectively on a straight-line basis. For finance leases, we recognize residual value adjustments through a reduction of finance revenue over the remaining lease term.

We evaluate the carrying value of equipment on operating leases for potential impairment when we determine a triggering event has occurred. When a triggering event occurs, we perform a test for recoverability by comparing projected undiscounted future cash flows to the carrying value of the equipment on operating leases. If the test for recoverability identifies a possible impairment, we measure the fair value of the equipment on operating leases in accordance with the fair value measurement framework. We recognize an impairment charge for the amount by which the carrying value of the equipment on operating leases exceeds its estimated fair value.

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

H. Allowance for Credit Losses

The allowance for credit losses is management’s estimate of expected losses over the life of our finance receivable portfolio calculated using loss forecast models that take into consideration historical credit loss experience, current economic conditions and forecasts and scenarios that capture country and industry-specific economic factors. In addition, we consider qualitative factors not able to be fully captured in our loss forecast models, including borrower-specific and company-specific factors. These qualitative factors are subjective and require a degree of management judgment.

We measure the allowance for credit losses on a collective (pool) basis when similar risk characteristics exist and on an individual basis when we determine that similar risk characteristics do not exist. We identify finance receivables for individual evaluation based on past-due status and information available about the customer, such as financial statements, news reports and published credit ratings, as well as general information regarding industry trends and the economic environment in which our customers operate. The allowance for credit losses attributable to finance receivables that are individually evaluated is based on the present value of expected future cash flows discounted at the receivables' effective interest rate, the fair value of the collateral for collateral-dependent receivables or the observable market price of the receivable.  In determining collateral value, we estimate the current fair market value of the collateral less selling costs. We also consider credit enhancements such as additional collateral and contractual third-party guarantees. See Note 2 for a description of our portfolio segments and allowance methodologies.

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

I. Income Taxes

We determine the provision for income taxes using the asset and liability approach taking into account guidance related to uncertain tax positions.  Tax laws require items to be included in tax filings at different times than the items are reflected in the financial statements.  We recognize a current liability for the estimated taxes payable for the current year. Deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid.  We adjust deferred taxes for enacted changes in tax rates and tax laws.  We record valuation allowances to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. See Note 12 for further discussion.

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

J. Foreign Currency Translation

The functional currency for most of our subsidiaries is the respective local currency. We include gains and losses resulting from the remeasurement of foreign currency amounts to the functional currency in Other income (expense) in the Consolidated Statements of Profit. We include gains and losses resulting from translating assets and liabilities from the functional currency to U.S. dollars in Accumulated other comprehensive income (loss) in the Consolidated Statements of Financial Position.

K. Estimates in Financial Statements

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts. Significant estimates include residual values for leased assets, allowance for credit losses and income taxes. Actual results may differ from these estimates.

L. New Accounting Pronouncements

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

See Note 2 for additional information.

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

Accounting Standards Issued But Not Yet Adopted

Reference rate reform (ASU 2020-04) – In March 2020, the FASB issued accounting guidance to ease the potential burden in accounting for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance is optional and may be elected over time as reference rate reform activities occur between March 12, 2020 through December 31, 2022. In January 2021, we elected to adopt optional expedients impacting our derivative instruments. We continue to evaluate the impact of reference rate reform on our other contracts and assess the impacts of adopting this guidance on our financial statements.

We consider the applicability and impact of all ASUs. We assessed ASUs not listed above and determined that they either were not applicable or were not expected to have a material impact on our financial statements.

NOTE 2 – FINANCE RECEIVABLES
Effective January 1, 2020, we implemented the new credit loss guidance using a modified retrospective approach. Prior period comparative information has not been recast and continues to be reported under the accounting guidance in effect for those periods. See Note 1 for additional information.

A summary of finance receivables included in the Consolidated Statements of Financial Position as of December 31, was as follows:

(Millions of dollars)	2020	2019
Retail loans, net(1)	$15,037	$15,424
Retail leases, net	7,812	7,660
Caterpillar purchased receivables, net	3,646	4,448
Wholesale loans, net(1)	533	664
Wholesale leases, net	26	60
Total finance receivables	27,054	28,256
Less: Allowance for credit losses	(479)	(424)
Total finance receivables, net	$26,575	$27,832

(1) Includes failed sale leasebacks.

Maturities of our finance receivables, as of December 31, 2020, reflect contractual repayments due from borrowers and were as follows:

(Millions of dollars)
Amounts due in	Retail loans	Retail leases	Caterpillar purchased receivables	Wholesale loans	Wholesale leases	Total
2021	$6,521	$3,270	$3,674	$300	$8	$13,773
2022	3,740	2,068	—	118	4	5,930
2023	2,712	1,135	—	50	2	3,899
2024	1,432	489	—	8	1	1,930
2025	484	185	—	3	1	673
Thereafter	391	62	—	3	—	456
Total	15,280	7,209	3,674	482	16	26,661
Guaranteed residual value(1)	44	438	—	51	10	543
Unguaranteed residual value	2	802	—	2	2	808
Unearned income	(289)	(637)	(28)	(2)	(2)	(958)
Total	$15,037	$7,812	$3,646	$533	$26	$27,054

(1) For Retail loans and Wholesale loans, represents residual value on failed sale leasebacks.

Our finance receivables generally may be repaid or refinanced without penalty prior to contractual maturity and we also sell finance receivables to third parties to mitigate the concentration of credit risk with certain customers.

Finance leases
Revenues from finance leases were $491 million and $518 million for the years ended December 31, 2020 and 2019, respectively, and are included in retail and wholesale finance revenue in the Consolidated Statements of Profit. The residual values for finance leases are included in Finance receivables, net in the Consolidated Statements of Financial Position. Residual value adjustments are recognized through a reduction of finance revenue over the remaining lease term.

Allowance for credit losses

Portfolio segments
A portfolio segment is the level at which we develop a systematic methodology for determining our allowance for credit losses. Our portfolio segments and related methods for estimating expected credit losses are as follows:

Customer
We provide loans and finance leases to end-user customers primarily for the purpose of financing new and used Caterpillar machinery, engines and equipment for commercial use, the majority of which operate in construction-related industries. We also provide financing for vehicles, power generation facilities and marine vessels that, in most cases, incorporate Caterpillar products. The average original term of our customer finance receivable portfolio was approximately 46 months with an average remaining term of approximately 26 months as of December 31, 2020.

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

We estimate the allowance for credit losses related to our customer finance receivables based on loss forecast models utilizing probabilities of default and our estimated loss given default based on past loss experience adjusted for current conditions and reasonable and supportable forecasts capturing country and industry-specific economic factors.

During the year ended December 31, 2020, our forecasts for the markets in which we operate reflected an overall decline in economic conditions resulting from a contracting economy, elevated unemployment rates and an increase in delinquencies due to the COVID-19 pandemic. We believe the economic forecasts employed represent reasonable and supportable forecasts, followed by a reversion to long-term trends.

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

Although our forecasts continued to indicate a decline in economic conditions, our Dealer portfolio segment has not historically experienced increased credit losses during prior economic downturns due to our close working relationships with the dealers and their financial strength. Therefore, we made no adjustments to historical loss rates during the year ended December 31, 2020.

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

Although our forecasts continued to indicate a decline in economic conditions, our Caterpillar Purchased Receivables portfolio segment has not historically experienced increased credit losses during prior economic downturns due to the short-term maturities of the receivables, our close working relationships with the dealers and their financial strength. Therefore, we made no adjustments to historical loss rates during the year ended December 31, 2020.

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

An analysis of the allowance for credit losses was as follows:

(Millions of dollars)	December 31, 2020
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$375	$45	$4	$424
Adjustment to adopt new accounting guidance(1)	12	—	—	12
Receivables written off	(263)	—	—	(263)
Recoveries on receivables previously written off	41	—	—	41
Provision for credit losses	262	(1)	—	261
Foreign currency translation adjustment	4	—	—	4
Balance at end of year	$431	$44	$4	$479

Individually evaluated	$187	$39	$—	$226
Collectively evaluated	244	5	4	253
Ending Balance	$431	$44	$4	$479

Finance Receivables:
Individually evaluated	$594	$78	$—	$672
Collectively evaluated	19,333	3,403	3,646	26,382
Ending Balance	$19,927	$3,481	$3,646	$27,054

(1) See Note 1 regarding new accounting guidance related to credit losses.

(Millions of dollars)	December 31, 2019
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$486	$21	$4	$511
Receivables written off	(281)	—	—	(281)
Recoveries on receivables previously written off	44	—	—	44
Provision for credit losses	138	24	—	162
Adjustment due to sale of receivables	(11)	—	—	(11)
Foreign currency translation adjustment	(1)	—	—	(1)
Balance at end of year	$375	$45	$4	$424

Individually evaluated	$178	$39	$—	$217
Collectively evaluated	197	6	4	207
Ending Balance	$375	$45	$4	$424

Finance Receivables:
Individually evaluated	$594	$78	$—	$672
Collectively evaluated	18,770	4,366	4,448	27,584
Ending Balance	$19,364	$4,444	$4,448	$28,256

Credit quality of finance receivables
At origination, we evaluate credit risk based on a variety of credit quality factors including prior payment experience, customer financial information, credit ratings, loan-to-value ratios, probabilities of default, industry trends, macroeconomic factors and other internal metrics. On an ongoing basis, we monitor credit quality based on past-due status as there is a meaningful correlation between the past-due status of customers and the risk of loss. In determining past-due status, we consider the entire finance receivable past due when any installment is over 30 days past due.

Customer
The table below summarizes the aging category of our amortized cost of finance receivables in the Customer portfolio segment by origination year.

(Millions of dollars)	December 31, 2020
	2020	2019	2018	2017	2016	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$3,780	$2,423	$1,344	$522	$212	$27	$89	$8,397
31-60 days past due	52	49	33	16	7	2	—	159
61-90 days past due	22	25	16	9	2	1	—	75
91+ days past due	14	35	31	20	9	4	2	115
EAME
Current	1,605	931	501	203	60	18	—	3,318
31-60 days past due	5	15	3	2	—	—	—	25
61-90 days past due	1	1	2	1	—	—	—	5
91+ days past due	7	7	12	4	39	43	—	112
Asia/Pacific
Current	1,583	933	412	115	32	6	32	3,113
31-60 days past due	13	23	13	6	—	—	—	55
61-90 days past due	7	11	7	1	—	—	—	26
91+ days past due	4	10	9	3	—	—	—	26
Mining
Current	515	574	289	181	92	151	137	1,939
31-60 days past due	5	—	5	1	—	—	—	11
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	11	8	2	—	—	1	22
Latin America
Current	561	348	151	48	13	34	—	1,155
31-60 days past due	3	6	4	3	—	—	—	16
61-90 days past due	1	7	6	3	2	—	—	19
91+ days past due	2	14	11	24	5	4	—	60
Caterpillar Power Finance
Current	217	199	111	273	99	117	119	1,135
31-60 days past due	—	—	6	—	—	—	—	6
61-90 days past due	—	—	—	—	—	9	—	9
91+ days past due	2	—	20	3	25	79	—	129
Total	$8,399	$5,622	$2,994	$1,440	$597	$495	$380	$19,927

Finance receivables in the Customer portfolio segment are substantially secured by collateral, primarily in the form of Caterpillar and other machinery. For those contracts where the borrower is experiencing financial difficulty, repayment of the outstanding amounts is generally expected to be provided through the operation or repossession and sale of the machinery.

Dealer
As of December 31, 2020, our total amortized cost of finance receivables within the Dealer portfolio segment was current, with the exception of $81 million that was 91+ days past due in Latin America. Of these past due receivables, $78 million were originated in 2017 and $3 million were originated prior to 2016.

Caterpillar Purchased Receivables
The table below summarizes the aging category of our amortized cost of finance receivables in the Caterpillar Purchased Receivables portfolio segment.

(Millions of dollars)
	December 31, 2020
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables
North America	$14	$11	$6	$31	$1,889	$1,920
EAME	1	—	1	2	632	634
Asia/Pacific	2	1	1	4	581	585
Mining	—	—	—	—	—	—
Latin America	—	—	—	—	501	501
Caterpillar Power Finance	—	—	—	—	6	6
Total	$17	$12	$8	$37	$3,609	$3,646

The table below summarizes our recorded investment in finance receivables by aging category.

(Millions of dollars)
	December 31, 2019
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables
Customer
North America	$72	$23	$55	$150	$8,085	$8,235
EAME	30	31	141	202	2,882	3,084
Asia/Pacific	40	14	29	83	2,733	2,816
Mining	5	—	19	24	2,266	2,290
Latin America	41	23	80	144	1,131	1,275
Caterpillar Power Finance	10	10	225	245	1,419	1,664
Dealer
North America	—	—	—	—	2,514	2,514
EAME	—	—	—	—	600	600
Asia/Pacific	—	—	—	—	487	487
Mining	—	—	—	—	4	4
Latin America	—	—	78	78	758	836
Caterpillar Power Finance	—	—	—	—	3	3
Caterpillar Purchased Receivables
North America	15	6	18	39	2,450	2,489
EAME	1	—	2	3	574	577
Asia/Pacific	1	—	—	1	891	892
Mining	—	—	—	—	—	—
Latin America	—	—	—	—	475	475
Caterpillar Power Finance	—	—	—	—	15	15
Total	$215	$107	$647	$969	$27,287	$28,256

Impaired finance receivables
A finance receivable is considered impaired, based on current information and events, if it is probable that we will be unable to collect all amounts due according to the contractual terms. Impaired finance receivables include finance receivables that have been restructured and are considered to be troubled debt restructurings.

In our Customer portfolio segment, impaired finance receivables and the related unpaid principal balances and allowance were as follows:

(Millions of dollars)
	As of December 31, 2019
Impaired Finance Receivables With No Allowance Recorded	Recorded Investment	Unpaid Principal Balance	Related Allowance
North America	$6	$6	$—
EAME	—	—	—
Asia/Pacific	—	—	—
Mining	22	22	—
Latin America	8	8	—
Caterpillar Power Finance	58	58	—
Total	$94	$94	$—
Impaired Finance Receivables With An Allowance Recorded
North America	$30	$30	$11
EAME	61	61	29
Asia/Pacific	8	8	2
Mining	37	36	9
Latin America	58	58	20
Caterpillar Power Finance	306	319	107
Total	$500	$512	$178
Total Impaired Finance Receivables
North America	$36	$36	$11
EAME	61	61	29
Asia/Pacific	8	8	2
Mining	59	58	9
Latin America	66	66	20
Caterpillar Power Finance	364	377	107
Total	$594	$606	$178

(Millions of dollars)
	Year Ended December 31, 2019		Year Ended December 31, 2018
Impaired Finance Receivables With No Allowance Recorded	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
North America	$9	$—	$16	$1
EAME	6	—	14	—
Asia/Pacific	—	—	28	3
Mining	27	1	57	2
Latin America	21	1	38	2
Caterpillar Power Finance	54	3	130	7
Total	$117	$5	$283	$15
Impaired Finance Receivables With An Allowance Recorded
North America	$34	$2	$49	$2
EAME	81	2	53	2
Asia/Pacific	9	1	5	—
Mining	48	2	46	3
Latin America	72	5	67	3
Caterpillar Power Finance	396	11	378	12
Total	$640	$23	$598	$22
Total Impaired Finance Receivables
North America	$43	$2	$65	$3
EAME	87	2	67	2
Asia/Pacific	9	1	33	3
Mining	75	3	103	5
Latin America	93	6	105	5
Caterpillar Power Finance	450	14	508	19
Total	$757	$28	$881	$37

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

In our Customer portfolio segment, finance receivables which were on non-accrual status and finance receivables over 90 days past due and still accruing income were as follows:

(Millions of dollars)	December 31, 2020
	Amortized Cost
	Non-accrual With an Allowance	Non-accrual Without an Allowance	91+ Still Accruing
North America	$86	$1	$34
EAME	113	1	1
Asia/Pacific	13	—	13
Mining	21	1	—
Latin America	63	—	1
Caterpillar Power Finance	170	17	—
Total	$466	$20	$49

There was $12 million of interest income recognized during the year ended December 31, 2020, for customer finance receivables on non-accrual status.

(Millions of dollars)	December 31, 2019
	Recorded Investment
	Non-accrual Finance Receivables	91+ Still Accruing
North America	$44	$15
EAME	165	4
Asia/Pacific	21	8
Mining	47	—
Latin America	89	2
Caterpillar Power Finance	361	—
Total	$727	$29

As of December 31, 2020 and 2019, finance receivables in our Dealer portfolio segment on non-accrual status were $81 million and $78 million, respectively, all of which was in Latin America. There were no finance receivables in our Dealer portfolio segment more than 90 days past due and still accruing income as of December 31, 2020 and 2019 and no interest income was recognized on dealer finance receivables on non-accrual status during the years ended December 31, 2020 and 2019.

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

There were no finance receivables modified as TDRs during the years ended December 31, 2020, 2019 and 2018 for the Dealer or Caterpillar Purchased Receivables portfolio segments. Finance receivables in the Customer portfolio segment modified as TDRs were as follows:

(Dollars in millions)	Year Ended December 31, 2020
	Number of Contracts	Pre-TDR Amortized Cost	Post-TDR Amortized Cost
North America	40	$13	$13
EAME	4	—	—
Asia/Pacific(1)	183	12	12
Mining(2)	63	35	35
Latin America(3)	77	45	45
Caterpillar Power Finance	22	115	115
Total	389	$220	$220

	Year Ended December 31, 2019
	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
North America	15	$11	$11
EAME	19	17	17
Asia/Pacific	—	—	—
Mining	2	8	8
Latin America	5	5	3
Caterpillar Power Finance	21	168	165
Total	62	$209	$204

	Year Ended December 31, 2018
	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
North America	38	$21	$21
EAME	—	—	—
Asia/Pacific	—	—	—
Mining	1	29	29
Latin America	1	3	3
Caterpillar Power Finance	12	133	99
Total	52	$186	$152

(1) During the year ended December 31, 2020, 183 contracts with a pre-TDR and post-TDR amortized cost of $12 million were related to seven customers.
(2) During the year ended December 31, 2020, 63 contracts with a pre-TDR and post-TDR amortized cost of $35 million were related to five customers.
(3) During the year ended December 31, 2020, 77 contracts with a pre-TDR and post-TDR amortized cost of $45 million were related to ten customers.

TDRs in the Customer portfolio segment with a payment default (defined as 91+ days past due) which had been modified within twelve months prior to the default date, were as follows:

(Dollars in millions)	Year Ended December 31, 2020		Year Ended December 31, 2019		Year Ended December 31, 2018
	Number of Contracts	Post-TDR Amortized Cost	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment
North America	4	$8	11	$5	10	$10
EAME	2	10	—	—	—	—
Asia/Pacific	27	2	—	—	—	—
Mining	21	10	—	—	—	—
Latin America	4	1	—	—	3	1
Caterpillar Power Finance	2	18	1	10	3	33
Total	60	$49	12	$15	16	$44

NOTE 3 – EQUIPMENT ON OPERATING LEASES

The carrying amount of Equipment on operating leases, net in the Consolidated Statements of Financial Position as of December 31, was as follows:

(Millions of dollars)
	2020	2019
Equipment on operating leases, at cost	$4,984	$5,171
Less: Accumulated depreciation	(1,618)	(1,588)
Equipment on operating leases, net	$3,366	$3,583

Our lease agreements may include options for the lessee to purchase the underlying asset at the end of the lease term for either a stated fixed price or fair market value.

We determine the residual value of leased equipment based on its estimated end-of-term market value. We estimate the residual value of leased equipment at the inception of the lease based on a number of factors, including historical wholesale market sales prices, past remarketing experience and any known significant market/product trends. We also consider the following critical factors in our residual value estimates: lease term, market size and demand, total expected hours of usage, machine configuration, application, location, model changes, quantities, third-party residual guarantees and contractual customer purchase options. The residuals for leases classified as operating leases are included in Equipment on operating leases, net in the Consolidated Statements of Financial Position.

During the term of our leases, we monitor residual values.  For operating leases, we record adjustments to depreciation expense reflecting changes in residual value estimates prospectively on a straight-line basis.

The carrying amount of residual assets covered by residual value guarantees and subject to operating leases was $4 million and $11 million as of December 31, 2020 and 2019, respectively.

At December 31, 2020, payments due for operating leases were as follows:

(Millions of dollars)
2021	2022	2023	2024	2025	Thereafter	Total
$778	$456	$236	$114	$50	$15	$1,649

We sell operating lease receivables to third parties to mitigate the concentration of credit risk with certain customers.

Revenues from operating leases were $965 million and $1.04 billion for the years ended December 31, 2020 and 2019, respectively. We typically pay property taxes on tax leases directly to the taxing authorities and invoice the lessee for reimbursement. These property tax reimbursements are accounted for as variable lease payments and are included in Operating lease revenues in the Consolidated Statements of Profit. We individually assess our operating lease receivables for impairment. If collectability of a recorded operating lease receivable is not considered probable, we recognize a current-period adjustment against operating lease revenue.

NOTE 4 – OTHER ASSETS

The components of Other assets as of December 31, were as follows:

(Millions of dollars)
	2020	2019
Customer and other miscellaneous receivables	$457	$494
Collateral held for resale, at net realizable value	380	383
Deferred and refundable income taxes	168	142
Property and equipment, net	134	135
Other	144	138
Total Other assets	$1,283	$1,292

NOTE 5 – CONCENTRATION OF CREDIT RISK

Financial instruments with potential credit risk consist primarily of finance receivables. Additionally, to a lesser extent, we have potential credit risk associated with counterparties to derivative contracts.

As of December 31, 2020, receivables from customers in construction-related industries made up approximately 40 percent of our total portfolio of which customers in North America were approximately 50 percent. As of December 31, 2019, receivables from customers in construction-related industries made up approximately one-third of our total portfolio of which customers in North America were approximately 60 percent. No single customer or dealer represented a significant concentration of credit risk.  We typically maintain a security interest in retail financed equipment and, in some instances, wholesale financed equipment. We also require physical damage insurance coverage on all financed equipment.  See Note 15 for further information concerning business segments.

For derivative contracts, collateral is generally not required of the counterparties or of us.  We enter into International Swaps and Derivatives Association (ISDA) master netting agreements that permit the net settlement of amounts owed under their respective derivative contracts.  Our exposure to credit loss in the event of nonperformance by the counterparties is limited to only those gains that we have recorded, but for which we have not yet received cash payment. The master netting agreements reduce the amount of loss the company would incur should the counterparties fail to meet their obligations.  At December 31, 2020 and 2019, the maximum exposure to credit loss, was $85 million and $84 million, respectively, before the application of any master netting agreements.  See Note 9 for further information concerning derivatives.

NOTE 6 – CREDIT COMMITMENTS

Revolving credit facilities
As of December 31, 2020, we had three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and us for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of December 31, 2020 was $7.75 billion. Information on our Credit Facility is as follows:

•The 364-day facility of $3.15 billion (of which $2.33 billion is available to us) expires in September 2021.
•The three-year facility, as amended and restated in September 2019, of $2.73 billion (of which $2.01 billion is available to us) expires in September 2022.
•The five-year facility, as amended and restated in September 2019, of $4.62 billion (of which $3.41 billion is available to us) expires in September 2024.

At December 31, 2020, Caterpillar’s consolidated net worth was $15.41 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined in the Credit Facility as the consolidated shareholders' equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).

At December 31, 2020, our covenant interest coverage ratio was 1.72 to 1.  This was above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense, calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at December 31, 2020, our six-month covenant leverage ratio was 6.74 to 1 and our year-end covenant leverage ratio was 6.95 to 1.  This was below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event that either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At December 31, 2020, there were no borrowings under the Credit Facility.

Bank borrowings
Available credit lines with banks as of December 31, 2020 totaled $3.03 billion.  These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements. We may guarantee subsidiary borrowings under these lines. As of December 31, 2020 and 2019, we had $734 million and $1.25 billion, respectively, outstanding against these credit lines and were in compliance with all debt covenants under these credit lines. The remaining available credit commitments may be withdrawn any time at the lenders' discretion.

Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction.  We do not hold reserves to fund the payment of the demand notes.  The notes are offered on a continuous basis. As of December 31, 2020 and 2019, there was $377 million and $388 million of variable denomination floating rate demand notes outstanding, respectively. The maximum amount of variable denomination floating rate demand notes that we may have outstanding at any time may not exceed $1.25 billion.

Notes receivable from/payable to Caterpillar
Under our variable amount and term lending agreements and other notes receivable with Caterpillar, we may borrow up to $2.41 billion from Caterpillar and Caterpillar may borrow up to $1.74 billion from us.  The variable amount lending agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice.  The term lending agreements have remaining maturities ranging up to ten years. We had notes payable of $1.02 billion and notes receivable of $356 million outstanding under these agreements as of December 31, 2020, compared with notes payable of $618 million and notes receivable of $296 million as of December 31, 2019.

NOTE 7 – SHORT-TERM BORROWINGS

Short-term borrowings outstanding as of December 31, were comprised of the following:

(Millions of dollars)
	2020		2019
	Balance	Avg. Rate	Balance	Avg. Rate
Commercial paper, net	$1,321	0.1%	$4,168	1.3%
Bank borrowings and other	307	3.5%	605	5.0%
Variable denomination floating rate demand notes	377	0.3%	388	1.7%
Total	$2,005		$5,161

NOTE 8 – LONG-TERM DEBT

During 2020, we issued $8.26 billion of medium-term notes, of which $6.71 billion were at fixed interest rates and $1.55 billion were at floating interest rates, primarily indexed to LIBOR.  At December 31, 2020, the outstanding medium-term notes had remaining maturities ranging up to 7 years. Debt issuance costs are capitalized and amortized to Interest expense using the effective yield method over the term of the debt issuance. Medium-term notes, net contain fair value adjustments for debt in a fair value hedge relationship.

Long-term debt outstanding as of December 31, was comprised of the following:

(Millions of dollars)
	2020		2019
	Balance	Avg. Rate	Balance	Avg. Rate
Medium-term notes	$23,536	2.2%	$22,739	2.6%
Unamortized discount and debt issuance costs	(46)		(47)
Fair value adjustments	60		—
Medium-term notes, net	23,550		22,692
Bank borrowings and other	429	6.0%	642	6.6%
Total	$23,979		$23,334

Maturities of Long-term debt outstanding (excluding fair value adjustments) as of December 31, 2020, in each of the next five years, are as follows:

(Millions of dollars)
2021	$7,729
2022	6,679
2023	4,168
2024	2,664
2025	1,621

Long-term debt outstanding as of December 31, 2020 included $101 million of medium-term notes that could be called by us at some point in the future at par.

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

We recognize all derivatives at their fair value on the Consolidated Statements of Financial Position. On the date the derivative contract is entered into, we designate the derivative as (1) a hedge of the fair value of a recognized asset or liability (fair value hedge), (2) a hedge of a forecasted transaction or the variability of cash flow (cash flow hedge) or (3) an undesignated instrument. We record in current earnings changes in the fair value of a derivative that is qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged recognized asset or liability that is attributable to the hedged risk.  We record in Accumulated other comprehensive income (loss) (AOCI) changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge, to the extent effective, on the Consolidated Statements of Financial Position until we reclassify them to earnings in the same period or periods during which the hedged transaction affects earnings.  We report changes in the fair value of undesignated derivative instruments in current earnings.  We classify cash flows from designated derivative financial instruments within the same category as the item being hedged on the Consolidated Statements of Cash Flows.  We include cash flows from undesignated derivative financial instruments in the investing category on the Consolidated Statements of Cash Flows.

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

As of December 31, 2020, the cumulative amount of fair value hedging adjustments related to our fixed-to-floating interest rate contracts included in the carrying amount of Long-term debt was $60 million. Fair value gains and losses on these interest rate contracts and the related hedged items generally offset within interest expense. We have, at certain times, liquidated fixed-to-floating interest rate contracts that resulted in deferred gains at the time of liquidation. The deferred gains associated with these interest rate contracts are included in Long-term debt in the Consolidated Statements of Financial Position and are being amortized to Interest expense over the remaining term of the previously designated hedged item.

The location and fair value of derivative instruments reported in the Consolidated Statements of Financial Position as of December 31, were as follows:

(Millions of dollars)		Asset (Liability) Fair Value
	Consolidated Statements of Financial Position Location	2020	2019
Designated derivatives
Interest rate contracts	Other assets	$59	$5
Interest rate contracts	Accrued expenses	(5)	(25)
Cross currency contracts	Other assets	2	67
Cross currency contracts	Accrued expenses	(148)	(3)
		$(92)	$44
Undesignated derivatives
Foreign exchange contracts	Other assets	$17	$7
Foreign exchange contracts	Accrued expenses	(107)	(21)
Cross currency contracts	Other assets	7	5
Cross currency contracts	Accrued expenses	—	(1)
		$(83)	$(10)

The total notional amount of our derivative instruments was $11.26 billion and $8.93 billion as of December 31, 2020 and 2019, respectively. The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties. We calculate the amounts exchanged by the parties by referencing the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates and interest rates.

The effect of derivatives designated as hedging instruments on the Consolidated Statements of Profit was as follows:

Cash Flow Hedges
(Millions of dollars)	Year Ended December 31, 2020
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI	Classification	Amount of Gains (Losses) Reclassified from AOCI	Amount of the line items in the Consolidated Statements of Profit
Interest rate contracts	$(23)	Interest expense	$(52)	$591
Cross currency contracts	(130)	Other income (expense)	(164)	(25)
		Interest expense	32	591
	$(153)		$(184)

	Year Ended December 31, 2019
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI	Classification	Amount of Gains (Losses) Reclassified from AOCI	Amount of the line items in the Consolidated Statements of Profit
Interest rate contracts	$(70)	Interest expense	$(8)	$787
Cross currency contracts	93	Other income (expense)	37	(24)
		Interest expense	33	787
	$23		$62

	Year Ended December 31, 2018
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification	Reclassified from AOCI to Earnings (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$(38)	Interest expense	$—	$—
Cross currency contracts	165	Other income (expense)	148	—
		Interest expense	19	—
	$127		$167	$—

As of December 31, 2020, $15 million of deferred net losses, net of tax, included in equity (AOCI in the Consolidated Statements of Financial Position), related to our cash flow hedges, are expected to be reclassified to earnings over the next twelve months.  The actual amount recorded in earnings will vary based on interest rates and exchange rates at the time the hedged transactions impact earnings.

The effect of derivatives not designated as hedging instruments on the Consolidated Statements of Profit was as follows for the years ended December 31:

(Millions of dollars)
	Classification	2020	2019	2018
Foreign exchange contracts	Other income (expense)	$(121)	$(38)	$16
Cross currency contracts	Other income (expense)	9	1	3
		$(112)	$(37)	$19

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

Collateral is generally not required of the counterparties or us under the master netting agreements. As of December 31, 2020 and 2019, no cash collateral was received or pledged under the master netting agreements.

The effect of net settlement provisions of the master netting agreements on our derivative balances upon an event of default or a termination event as of December 31, was as follows:

(Millions of dollars)
	2020	2019
Derivative Assets
Gross Amount of Recognized Assets	$85	$84
Gross Amounts Offset	—	—
Net Amount of Assets(1)	85	84
Gross Amounts Not Offset	(57)	(21)
Net Amount	$28	$63

Derivative Liabilities
Gross Amount of Recognized Liabilities	$(260)	$(50)
Gross Amounts Offset	—	—
Net Amount of Liabilities(1)	(260)	(50)
Gross Amounts Not Offset	57	21
Net Amount	$(203)	$(29)

(1) As presented in the Consolidated Statements of Financial Position.

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

We present Comprehensive income (loss) and its components in the Consolidated Statements of Comprehensive Income. Changes in Accumulated other comprehensive income (loss), net of tax, included in the Consolidated Statements of Changes in Shareholder's Equity, consisted of the following:

(Millions of dollars)	2020	2019	2018
Foreign currency translation
Balance at beginning of year	$(777)	$(889)	$(587)
Adjustment to adopt new accounting guidance(1)	—	98	—
Balance at January 1	(777)	(791)	(587)
Gains (losses) on foreign currency translation	179	18	(277)
Less: Tax provision/(benefit)	(47)	4	25
Net gains (losses) on foreign currency translation	226	14	(302)
Other comprehensive income (loss), net of tax	226	14	(302)
Balance at end of year	$(551)	$(777)	$(889)

Derivative financial instruments
Balance at beginning of year	$(68)	$(36)	$(5)
Adjustment to adopt new accounting guidance(1)	—	(1)	—
Balance at January 1	(68)	(37)	(5)
Gains (losses) deferred	(153)	23	127
Less: Tax provision/(benefit)	(33)	6	29
Net gains (losses) deferred	(120)	17	98
(Gains) losses reclassified to earnings	184	(62)	(167)
Less: Tax (provision)/benefit	40	(14)	(38)
Net (gains) losses reclassified to earnings	144	(48)	(129)
Other comprehensive income (loss), net of tax	24	(31)	(31)
Balance at end of year	$(44)	$(68)	$(36)

Total Accumulated Other Comprehensive Income (Loss) at end of year	$(595)	$(845)	$(925)

(1) Adjustment to adopt new accounting guidance related to reclassification of certain tax effects from Accumulated other comprehensive income (loss).

The effect of the reclassifications out of Accumulated other comprehensive income (loss) on the Consolidated Statements of Profit during the years ended December 31, 2020, 2019 and 2018 was as follows:

(Millions of dollars)
Derivative financial instruments	Classification of income (expense)	2020	2019	2018
Cross currency contracts	Other income (expense)	$(164)	$37	$148
Cross currency contracts	Interest expense	32	33	19
Interest rate contracts	Interest expense	(52)	(8)	—
Reclassifications before tax		(184)	62	167
Tax (provision) benefit		40	(14)	(38)
Total reclassifications from Accumulated other comprehensive income (loss)		$(144)	$48	$129

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

No significant loss has been experienced or is anticipated under any of these guarantees.  At December 31, 2020 and 2019, the related recorded liability was less than $1 million.  The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees was $40 million and $65 million at December 31, 2020 and 2019, respectively.

We provide guarantees to repurchase certain loans of Caterpillar dealers from a special-purpose corporation (SPC) that qualifies as a VIE (see Note 1 for additional information regarding the accounting guidance on the consolidation of VIEs).  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  We have a loan purchase agreement with the SPC that obligates us to purchase certain loans that are not paid at maturity.  We receive a fee for providing this guarantee, which provides a source of liquidity for the SPC.  We are the primary beneficiary of the SPC as our guarantees result in us having both the power to direct the activities that most significantly impact the SPC's economic performance and the obligation to absorb losses and therefore we have consolidated the financial statements of the SPC. As of December 31, 2020 and 2019, the SPC’s assets of $1.03 billion and $1.45 billion, respectively, were primarily comprised of loans to dealers, which are included in Finance receivables, net in the Consolidated Statements of Financial Position, and the SPC's liabilities of $1.03 billion and $1.45 billion, respectively, were primarily comprised of commercial paper, which is included in Short-term borrowings in the Consolidated Statements of Financial Position.  The assets of the SPC are not available to pay our creditors. We may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

Lending commitments
We have commitments to extend credit to customers and Caterpillar dealers through lines of credit and other pre-approved credit arrangements. We apply the same credit policies and approval process for these commitments to extend credit as we do for other financing. Collateral is not required for these commitments, but if credit is extended, collateral may be required upon funding. The amount of unused commitments to extend credit to Caterpillar dealers was $11.67 billion at December 31, 2020. The amount of unused commitments to extend credit to customers was $675 million at December 31, 2020. A significant portion of these commitments is not expected to be fully drawn upon; therefore, the total commitment amounts do not represent a future cash requirement. We generally have the right to unconditionally cancel, alter, or amend the terms of these commitments at any time.

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

The components of lease cost were as follows for the years ended December 31:

(Millions of dollars)	2020	2019
Operating lease cost	$8	$9
Short-term lease cost	$1	$1
Variable lease cost	$—	$1

Operating lease right-of-use assets are recognized in Other assets in the Consolidated Statements of Financial Position. The operating lease liabilities are recognized in Other liabilities in the Consolidated Statements of Financial Position. Supplemental information related to operating leases as of December 31, was as follows:

(Millions of dollars)	2020	2019
Other assets	$23	$21
Other liabilities	$24	$21
Weighted average remaining lease term	5 years	5 years
Weighted average discount rates	1.9%	2.4%

At December 31, 2020, maturities of operating lease liabilities were as follows:

(Millions of dollars)
2021	$7
2022	5
2023	4
2024	3
2025	3
Thereafter	4
Total lease payments	26
Less: imputed interest	(2)
Total	$24

Supplemental cash flow information related to operating leases was as follows for the years ended December 31:

(Millions of dollars)	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$8	$8
Right-of-use assets obtained in exchange for operating lease obligations	$8	$2

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

NOTE 12 – INCOME TAXES

A reconciliation of the U.S. federal statutory rate to the effective rate for the years ended December 31, was as follows:

(Millions of dollars)
	2020		2019		2018
Taxes computed at U.S. statutory rates	$91	21.0%	$132	21.0%	$91	21.0%
(Decreases) increases in taxes resulting from:
State Income Tax, net of Federal Tax	(1)	(0.2)%	1	0.2%	1	0.2%
Non- U.S. Subsidiaries taxed at other than the U.S. rate	26	6.0%	34	5.4%	28	6.5%
U.S. deferred tax rate change	—	—%	—	—%	(7)	(1.6)%
Mandatory deemed repatriation of non-U.S. earnings	—	—%	—	—%	(5)	(1.2)%
Prior year tax adjustments	3	0.7%	9	1.4%	11	2.5%
Valuation allowances	10	2.3%	21	3.4%	(7)	(1.6)%
Other, net	(3)	(0.7)%	(1)	(0.2)%	(4)	(0.9)%
Provision for income taxes	$126	29.1%	$196	31.2%	$108	24.9%

Included in the line item above labeled “Non-U.S. subsidiaries taxed at other than the U.S. rate” are the effects of local and U.S. taxes related to earnings of non-U.S. subsidiaries and other permanent differences between tax and U.S. GAAP results.

The provision for income taxes includes a prior year net tax charge of $3 million for 2020, $9 million for 2019 and $11 million for 2018 to reduce non-U.S. deferred tax assets in certain jurisdictions to balances supporting the expected reversal of temporary differences between tax and U.S. GAAP balances.

The provision for income taxes for 2020 and 2019 also includes an increase in valuation allowance for non-U.S. deferred tax assets due to a decrease in consistent and/or sustainable profitability to support their recognition in certain jurisdictions, resulting in a $10 million and $21 million non-cash expense, respectively.

The provision for income taxes for 2018 included a decrease in the valuation allowance for non-U.S. deferred tax assets due to improved U.S. GAAP profits expected to recur in certain jurisdictions, resulting in a $7 million non-cash benefit.

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

The components of Profit before income taxes for the years ended December 31, were as follows:

(Millions of dollars)
	2020	2019	2018
U.S.	$99	$257	$213
Non-U.S.	335	371	220
Total	$434	$628	$433

Profit before income taxes, as shown above, is based on the location of the entity to which such earnings are attributable.  Where an entity’s earnings are subject to taxation, however, may not correlate solely to where an entity is located.  Thus, the income tax provision shown below as U.S. or non-U.S. may not correspond to the earnings shown above.

The components of the Provision for income taxes were as follows for the years ended December 31:

(Millions of dollars)
	2020	2019	2018
Current income tax provision:
U.S.	$46	$13	$(46)
Non-U.S.	80	161	112
State (U.S.)	1	2	1
	127	176	67

Deferred income tax provision:
U.S.	(45)	32	67
Non-U.S.	46	(11)	(26)
State (U.S.)	(2)	(1)	—
	(1)	20	41

Total Provision for income taxes	$126	$196	$108

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

Income taxes payable were $198 million and $160 million as of December 31, 2020 and 2019, respectively, and are included in Other liabilities in the Consolidated Statements of Financial Position.

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

(Millions of dollars)
	2020	2019
Assets:
Other assets	$102	$118
Liabilities:
Other liabilities	(629)	(680)
Deferred income taxes, net	$(527)	$(562)

Our consolidated deferred income taxes consisted of the following components as of December 31:

(Millions of dollars)
	2020	2019
Deferred income tax assets:
Allowance for credit losses	$100	$124
Tax carryforwards	61	39
	161	163

Deferred income tax liabilities (primarily lease basis differences)	(508)	(508)

Valuation allowance for deferred income tax assets	(33)	(23)

Deferred income tax on translation adjustment	(147)	(194)

Deferred income taxes, net	$(527)	$(562)

As of December 31, 2020, amounts and expiration dates of net operating loss (NOL) carryforwards in various U.S. state taxing jurisdictions were:

(Millions of dollars)
2021	2022	2023	2024	2024-2039	Unlimited	Total
$—	$5	$6	$2	$102	$10	$125

The gross deferred income tax asset associated with these NOL carryforwards is $9 million as of December 31, 2020, partially offset by a valuation allowance of $2 million.

In some U.S. state income tax jurisdictions, we join with other Caterpillar entities in filing combined income tax returns.  In other U.S. state income tax jurisdictions, we file on a separate, stand-alone basis.

At December 31, 2020, approximately $6 million of U.S. foreign tax credits from 2017 and $5 million from 2020 were available for carryforward. These credits expire in 2028 and 2031, respectively.

As of December 31, 2020, amounts and expiration dates of NOL carryforwards in various non-U.S. taxing jurisdictions were:

(Millions of dollars)
2021	2022	2023	2024	2024-2034	Unlimited	Total
$9	$2	$6	$3	$5	$239	$264

Valuation allowances of $31 million have been recorded at certain non-U.S. subsidiaries that have not yet demonstrated consistent and/or sustainable profitability to support the recognition of net deferred income tax assets.

A reconciliation of the beginning and ending amounts of gross unrecognized income tax benefits for uncertain income tax positions, including positions impacting only the timing of income tax benefits was as follows:

(Millions of dollars)
	2020	2019	2018
Reconciliation of unrecognized income tax benefits(1):
Balance at beginning of year	$119	$119	$—
Additions for income tax positions related to current year	—	—	119
Balance at end of year	$119	$119	$119

Amount that, if recognized, would impact the effective tax rate	$119	$119	$119

(1) Foreign currency translation amounts are included within each line as applicable.

We classify interest and penalties on income taxes as a component of the provision for income taxes.  During the years ended December 31, 2020, 2019 and 2018, we recognized a benefit of less than $1 million, an expense of less than $1 million and a benefit of $1 million in interest and penalties, respectively.  As of December 31, 2020 and 2019, the total amount of accrued interest and penalties was less than $1 million.

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

We classify fair value measurements according to the lowest level input or value-driver that is significant to the valuation.  We may therefore classify a measurement within Level 3 even though there may be significant inputs that are readily observable.

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

Derivative financial instruments are measured on a recurring basis at fair value and are classified as Level 2 measurements. We had derivative financial instruments included in our Consolidated Statements of Financial Position in a net liability position of $175 million and a net asset position of $34 million as of December 31, 2020 and 2019, respectively.

Impaired loans
Our impaired loans are subject to measurement at fair value on a nonrecurring basis and are classified as Level 3 measurements. A loan is considered impaired when management determines that collection of contractual amounts due is not probable. In these cases, an allowance for credit losses may be established based either on the present value of expected future cash flows discounted at the receivables' effective interest rate, the fair value of the collateral for collateral-dependent receivables or the observable market price of the receivable. In determining collateral value, we estimate the current fair market value of the collateral less selling costs. We had impaired loans carried at the fair value of $243 million and $343 million as of December 31, 2020 and 2019, respectively.
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
Short-term borrowings – carrying amount approximates fair value.
Long-term debt – we estimate fair value for fixed and floating-rate debt based on quoted market prices.

Fair values of our financial instruments as of December 31, were as follows:

(Millions of dollars)	2020		2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Cash and cash equivalents	$411	$411	$690	$690	1
Restricted cash and cash equivalents(1)	$14	$14	$5	$5	1
Finance receivables, net (excluding finance leases(2))	$18,599	$18,910	$20,022	$20,133	3	Note 2
Interest rate contracts:
In a receivable position	$59	$59	$5	$5	2	Note 9
In a payable position	$(5)	$(5)	$(25)	$(25)	2	Note 9
Cross currency contracts
In a receivable position	$9	$9	$72	$72	2	Note 9
In a payable position	$(148)	$(148)	$(4)	$(4)	2	Note 9
Foreign exchange contracts:
In a receivable position	$17	$17	$7	$7	2	Note 9
In a payable position	$(107)	$(107)	$(21)	$(21)	2	Note 9
Short-term borrowings	$(2,005)	$(2,005)	$(5,161)	$(5,161)	1	Note 7
Long-term debt	$(23,979)	$(24,614)	$(23,334)	$(23,655)	2	Note 8

(1) Included in Other assets in the Consolidated Statements of Financial Position.
(2) Represents finance leases and failed sale leasebacks of $7.98 billion and $7.81 billion as of December 31, 2020 and 2019, respectively.

NOTE 14 – TRANSACTIONS WITH RELATED PARTIES

We have a Support Agreement with Caterpillar, which provides that Caterpillar will (1) remain, directly or indirectly, our sole owner; (2) cause us to maintain a tangible net worth of at least $20 million and (3) ensure that we maintain a ratio of profit before income taxes and interest expense to interest expense (as defined by the Support Agreement) of not less than 1.15 to 1, calculated on an annual basis. Although this agreement can be modified or terminated by either party, any termination or any modification which would adversely affect holders of our debt requires the consent of holders of 66-2/3 percent in principal amount of outstanding debt of each series so affected.  Any modification or termination which would adversely affect the lenders under the Credit Facility requires their consent.  Caterpillar's obligation under this agreement is not directly enforceable by any of our creditors and does not constitute a guarantee of any of our obligations.  Cash dividends of $300 million, $25 million and $400 million were paid to Caterpillar in 2020, 2019 and 2018, respectively.

We have variable amount and term lending agreements and other notes receivable with Caterpillar.  Under these agreements, we may borrow up to $2.41 billion from Caterpillar, and Caterpillar may borrow up to $1.74 billion from us.  The variable amount lending agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice.  The term lending agreements have remaining maturities ranging up to ten years. We extended a $2 billion committed credit facility to Caterpillar, which expired in February 2019.  Under this agreement, we received a fee from Caterpillar based on amounts drawn under the credit facility and a commitment fee for the undrawn amounts under the credit facility.  Information concerning these agreements was as follows:

(Millions of dollars)	2020	2019	2018
Payable to Caterpillar - borrowings as of December 31,	$1,022	$618	$1,518
Payable to Caterpillar - other as of December 31,	$65	$75	$83
Notes receivable from Caterpillar as of December 31,	$356	$296	$662
Other receivables from Caterpillar as of December 31,(2)	$65	$64	$33
Interest expense	$2	$32	$35
Interest income on Notes Receivable with Caterpillar(1)	$14	$26	$30
Fees on committed credit facility extended to Caterpillar(1)	$—	$5	$40

(1) Included in Other revenues, net in the Consolidated Statements of Profit.
(2) Included in Other assets in the Consolidated Statements of Financial Position.

We have agreements with Caterpillar to purchase certain trade receivables at a discount. In addition, we receive fee revenue from Caterpillar for our centralized activities benefiting the global factoring program. In the Consolidated Statements of Cash Flows, collection of the discount is included in investing activities as the receivables are collected. Information pertaining to these purchases was as follows:

(Millions of dollars)
	2020	2019	2018
Purchases made	$32,937	$42,817	$42,961
Revenue earned	$308	$455	$375
Purchased Receivables as of December 31,	$3,646	$4,448	$4,691

We participate in certain marketing programs offered in conjunction with Caterpillar that allow us to periodically offer financing to customers at interest rates that are below market rates.  Under these marketing programs, Caterpillar funds an amount at the outset of the transaction, which we then recognize as revenue over the term of the financing.  During 2020, 2019 and 2018, relative to such programs, we received $353 million, $351 million and $335 million, respectively. We have Finance receivables, net and Equipment on operating leases, net with Caterpillar of $141 million and $139 million as of December 31, 2020 and 2019, respectively. For the years ended December 31, 2020, 2019 and 2018, we recognized revenues of $22 million, $16 million and $9 million, respectively, related to these finance receivables and operating leases.  For the years ended December 31, 2020, 2019 and 2018, we recognized depreciation related to these operating leases of $15 million, $11 million and $5 million, respectively. At December 31, 2020 and 2019, $596 million and $562 million, respectively, of our portfolio was subject to guarantees by Caterpillar and affiliates.

We participate in various benefit plans, which are administered by Caterpillar.  These plans include employee medical plans and postretirement benefit plans.  We reimburse Caterpillar for these charges.  During 2020, 2019 and 2018, these charges amounted to $33 million, $35 million and $34 million, respectively.  Included in these charges are contributions to defined benefit plans in the amount of $4 million, $9 million and $9 million in 2020, 2019 and 2018, respectively.  These contributions are related to our participation in the following defined benefit plans that are administered by Caterpillar: the Caterpillar Inc. Retirement Income Plan, the Caterpillar Inc. Supplemental Retirement Plan and the Caterpillar Inc. Retiree Benefit Program. The total cost of the defined benefit plans is determined by actuarial valuation and we receive an allocation of the service and prior service cost based on headcount. We participate in the Caterpillar stock incentive plans.  In 2020, 2019 and 2018, Caterpillar allocated to us $8 million annually in expenses related to stock based compensation.  Further information about these plans is available in Caterpillar’s 2020 Annual Report on Form 10-K filed separately with the Securities and Exchange Commission.

Caterpillar provides operational and administrative support, which is integral to the conduct of our business.  In 2020, 2019 and 2018, these operational and support charges for which we reimburse Caterpillar amounted to $46 million, $46 million and $35 million, respectively. In addition, we provide administrative support services to certain Caterpillar subsidiaries.  Caterpillar reimburses us for these charges.  During 2020, 2019 and 2018, these charges amounted to $10 million, $13 million and $11 million, respectively.

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
◦Interest expense includes realized forward points on foreign currency forward contracts.
◦The net gain or loss from interest rate derivatives is excluded from segment reporting.

Supplemental segment data and reconciliations to consolidated external reporting for the years ended December 31:

(Millions of dollars) 2020	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at December 31, 2020	Capital expenditures
North America	$1,401	$312	$322	$538	$69	$14,749	$864
EAME	271	44	37	62	50	4,981	37
Asia/Pacific	338	145	94	9	38	4,585	7
Latin America	201	41	70	11	33	2,621	7
Caterpillar Power Finance	54	(38)	25	1	50	1,308	23
Mining	279	33	53	137	27	2,575	151
Total Segments	2,544	537	601	758	267	30,819	1,089
Unallocated	25	(287)	207	—	(1)	1,576	11
Timing	(19)	(3)	—	—	—	12	—
Methodology	—	187	(217)	—	—	(152)	—
Inter-segment Eliminations (1)	—	—	—	—	—	(264)	—
Total	$2,550	$434	$591	$758	$266	$31,991	$1,100

2019	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at December 31, 2019	Capital expenditures
North America	$1,627	$492	$389	$580	$19	$15,496	$1,105
EAME	281	72	54	65	4	4,918	92
Asia/Pacific	363	167	106	11	16	4,540	11
Latin America	239	42	94	16	29	2,809	11
Caterpillar Power Finance	101	(41)	42	3	71	1,673	—
Mining	326	56	73	138	23	2,966	299
Total Segments	2,937	788	758	813	162	32,402	1,518
Unallocated	59	(342)	256	—	—	1,896	16
Timing	(30)	(17)	—	—	—	16	—
Methodology	—	199	(227)	—	—	(216)	—
Inter-segment Eliminations (1)	—	—	—	—	—	(405)	—
Total	$2,966	$628	$787	$813	$162	$33,693	$1,534

2018	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at December 31, 2018	Capital expenditures
North America	$1,531	$435	$362	$571	$42	$15,592	$1,102
EAME	273	13	47	71	58	4,785	108
Asia/Pacific	336	159	105	18	(5)	4,297	14
Latin America	246	(6)	99	24	72	2,883	19
Caterpillar Power Finance	110	(143)	55	2	171	2,259	—
Mining	293	47	71	132	9	2,782	211
Total Segments	2,789	505	739	818	347	32,598	1,454
Unallocated	92	(267)	248	1	—	1,957	104
Timing	(34)	(1)	—	—	7	55	1
Methodology	—	196	(230)	—	—	(159)	—
Inter-segment Eliminations (1)	—	—	—	—	—	(270)	—
Total	$2,847	$433	$757	$819	$354	$34,181	$1,559

(1) Elimination is primarily related to intercompany loans.

Geographic information:

(Millions of dollars)
	2020	2019	2018
Revenues
Inside U.S.	$1,443	$1,756	$1,684
All other	1,107	1,210	1,163
Total	$2,550	$2,966	$2,847

Equipment on operating leases, net and property and equipment, net (included in Other assets)	2020	2019
Inside U.S.	$2,482	$2,686
Inside Canada	521	479
All other	497	553
Total	$3,500	$3,718

NOTE 16 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(Millions of dollars)
2020	First quarter	Second quarter	Third quarter	Fourth quarter
Total revenues	$695	$641	$598	$616
Profit before income taxes	$127	$89	$96	$122
Profit	$90	$59	$48	$96

2019	First quarter	Second quarter	Third quarter	Fourth quarter
Total revenues	$736	$757	$748	$725
Profit before income taxes	$142	$141	$184	$161
Profit	$98	$79	$129	$104