Form 10-Q
period 2021-03-31
CATERPILLAR FINANCIAL SERVICES CORP
filed 2021-05-05
CIK 764764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
Commission File No. 001-11241
CATERPILLAR FINANCIAL SERVICES CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	37-1105865
(State of incorporation)	(IRS Employer I.D. No.)

2120 West End Ave., Nashville, Tennessee	37203-0001
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (615) 341-1000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Medium-Term Notes, Series H, 3.300% Notes Due 2024	CAT/24	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐ No ☒

As of May 5, 2021, one share of common stock of the registrant was outstanding, which is owned by Caterpillar Inc.

The registrant is a wholly owned subsidiary of Caterpillar Inc. and meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced disclosure format.

UNAUDITED

PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In addition to the accompanying unaudited consolidated financial statements for Caterpillar Financial Services Corporation (together with its subsidiaries, “Cat Financial,” “the Company,” “we,” “us” or “our”), we suggest that you read our 2020 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 17, 2021. The Company files electronically with the SEC required reports on Form 8-K, Form 10-Q, Form 10-K; registration statements on Form S-3; and other forms or reports as required.  The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished with the SEC are available free of charge through Caterpillar’s website (www.caterpillar.com/secfilings) as soon as reasonably practicable after filing with the SEC.  In addition, the public may obtain more detailed information about our parent company, Caterpillar, by visiting its website (www.caterpillar.com).  None of the information contained at any time on our website or Caterpillar’s website is incorporated by reference into this document.

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF PROFIT
(Unaudited)
(Dollars in Millions)

	Three Months Ended March 31,
	2021	2020

Revenues:
Retail finance	$303	$329
Operating lease	244	257
Wholesale finance	78	99
Other, net	14	10
Total revenues	639	695

Expenses:
Interest	125	175
Depreciation on equipment leased to others	192	201
General, operating and administrative	121	108
Provision for credit losses	(10)	61
Other	7	13
Total expenses	435	558

Other income (expense)	(8)	(10)

Profit before income taxes	196	127

Provision for income taxes	53	33

Profit of consolidated companies	143	94

Less: Profit attributable to noncontrolling interests	3	4

Profit(1)	$140	$90

(1) Profit attributable to Caterpillar Financial Services Corporation.

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Millions)

	Three Months Ended March 31,
	2021	2020

Profit of consolidated companies	$143	$94

Other comprehensive income (loss), net of tax (Note 5):
Foreign currency translation	(121)	(307)
Derivative financial instruments	11	6
Total Other comprehensive income (loss), net of tax	(110)	(301)

Comprehensive income (loss)	33	(207)

Less: Comprehensive income (loss) attributable to the noncontrolling interests	1	3

Comprehensive income (loss) attributable to Caterpillar Financial Services Corporation	$32	$(210)

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in Millions, except share data)

	March 31, 2021	December 31, 2020
Assets:
Cash and cash equivalents	$735	$411
Finance receivables, net of Allowance for credit losses of $441 and $479	26,500	26,575
Notes receivable from Caterpillar	331	356
Equipment on operating leases, net	3,237	3,366
Other assets	1,280	1,283
Total assets	$32,083	$31,991

Liabilities and shareholder’s equity:
Payable to dealers and others	$148	$144
Payable to Caterpillar - borrowings and other	96	1,087
Accrued expenses	259	400
Short-term borrowings	3,625	2,005
Current maturities of long-term debt	6,898	7,729
Long-term debt	16,605	16,250
Other liabilities	928	885
Total liabilities	28,559	28,500

Commitments and contingent liabilities (Note 7)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid-in amount)	745	745
Additional paid-in capital	2	2
Retained earnings	3,282	3,142
Accumulated other comprehensive income (loss)	(703)	(595)
Noncontrolling interests	198	197
Total shareholder’s equity	3,524	3,491

Total liabilities and shareholder’s equity	$32,083	$31,991

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(Unaudited)
(Dollars in Millions)

Three Months Ended March 31, 2020	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance at December 31, 2019	$745	$2	$3,162	$(845)	$172	$3,236
Profit of consolidated companies			90		4	94
Foreign currency translation, net of tax				(306)	(1)	(307)
Derivative financial instruments, net of tax				6		6
Adjustment to adopt new accounting guidance(1)			(13)			(13)
Balance at March 31, 2020	$745	$2	$3,239	$(1,145)	$175	$3,016

Three Months Ended March 31, 2021
Balance at December 31, 2020	$745	$2	$3,142	$(595)	$197	$3,491
Profit of consolidated companies			140		3	143
Foreign currency translation, net of tax				(119)	(2)	(121)
Derivative financial instruments, net of tax				11		11
Balance at March 31, 2021	$745	$2	$3,282	$(703)	$198	$3,524

(1) Adjustment to adopt new accounting guidance related to credit losses.

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Profit of consolidated companies	$143	$94
Adjustments for non-cash items:
Depreciation and amortization	195	205
Accretion of Caterpillar purchased receivable revenue	(74)	(91)
Provision for credit losses	(10)	61
Other, net	23	150
Changes in assets and liabilities:
Other assets	(12)	(42)
Payable to dealers and others	13	35
Accrued expenses	28	(17)
Other payables with Caterpillar	6	9
Other liabilities	23	(3)
Net cash provided by operating activities	335	401

Cash flows from investing activities:
Expenditures for equipment on operating leases	(224)	(246)
Capital expenditures - excluding equipment on operating leases	(4)	(1)
Proceeds from disposals of equipment	244	155
Additions to finance receivables	(2,867)	(3,213)
Collections of finance receivables	3,062	3,422
Net changes in Caterpillar purchased receivables	(411)	376
Proceeds from sales of receivables	5	31
Net change in variable lending to Caterpillar	19	—
Additions to other notes receivable with Caterpillar	(23)	—
Collections on other notes receivable with Caterpillar	28	6
Settlements of undesignated derivatives	(51)	35
Other, net	1	—
Net cash provided by (used for) investing activities	(221)	565

Cash flows from financing activities:
Net change in variable lending from Caterpillar	(1,000)	(596)
Proceeds from debt issued (original maturities greater than three months)	1,779	2,126
Payments on debt issued (original maturities greater than three months)	(2,243)	(2,460)
Short-term borrowings, net (original maturities three months or less)	1,669	(35)
Net cash provided by (used for) financing activities	205	(965)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(22)

Increase (decrease) in cash, cash equivalents and restricted cash	319	(21)
Cash, cash equivalents and restricted cash at beginning of year(1)	425	695
Cash, cash equivalents and restricted cash at end of period(1)	$744	$674

(1) As of March 31, 2021 and December 31, 2020, restricted cash, which is included in Other assets in the Consolidated Statements of Financial Position, was $9 million and $14 million, respectively. Restricted cash primarily includes cash related to syndication activities.

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Notes to Consolidated Financial Statements
(Unaudited)

1.Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated profit for the three months ended March 31, 2021 and 2020, (b) the consolidated comprehensive income for the three months ended March 31, 2021 and 2020, (c) the consolidated financial position at March 31, 2021 and December 31, 2020, (d) the consolidated changes in shareholder’s equity for the three months ended March 31, 2021 and 2020 and (e) the consolidated cash flows for the three months ended March 31, 2021 and 2020. The preparation of financial statements, in conformity with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), requires management to make estimates and assumptions that affect the reported amounts. Significant estimates include residual values for leased assets, allowance for credit losses and income taxes. Actual results may differ from these estimates.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2020 (2020 Form 10-K). The December 31, 2020 financial position data included herein was derived from the audited consolidated financial statements included in the 2020 Form 10-K but does not include all disclosures required by generally accepted accounting principles.

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
2.New Accounting Pronouncements

A.Adoption of New Accounting Standards

Reference rate reform (Accounting Standards Update (ASU) 2020-04) – In March 2020, the Financial Accounting Standards Board (FASB) issued accounting guidance to ease the potential burden in accounting for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance is optional and may be elected over time as reference rate reform activities occur between March 12, 2020 through December 31, 2022. In January 2021, we elected to adopt optional expedients impacting our derivative instruments. We continue to evaluate the impact of reference rate reform on our other contracts and assess the impacts of adopting this guidance on our financial statements.

We adopted the following ASUs effective January 1, 2021, none of which had a material impact on our financial statements:

ASU	Description
2020-08	Codification improvements – Receivables – Nonrefundable fees and other costs
2021-01	Reference rate reform – Scope

B.Accounting Standards Issued But Not Yet Adopted

We consider the applicability and impact of all ASUs. We assessed the ASUs and determined that they either were not applicable or were not expected to have a material impact on our financial statements.

UNAUDITED

3.Finance Receivables

A summary of finance receivables included in the Consolidated Statements of Financial Position was as follows:

(Millions of dollars)	March 31, 2021	December 31, 2020
Retail loans, net(1)	$14,698	$15,037
Retail leases, net	7,734	7,812
Caterpillar purchased receivables, net	4,065	3,646
Wholesale loans, net(1)	423	533
Wholesale leases, net	21	26
Total finance receivables	26,941	27,054
Less: Allowance for credit losses	(441)	(479)
Total finance receivables, net	$26,500	$26,575

(1) Includes failed sale leasebacks.

Finance leases
Revenues from finance leases were $122 million and $125 million for the three months ended March 31, 2021 and 2020, respectively, and are included in retail and wholesale finance revenue in the Consolidated Statements of Profit. The residual values for finance leases are included in Finance receivables, net in the Consolidated Statements of Financial Position. Residual value adjustments are recognized through a reduction of finance revenue over the remaining lease term.

Allowance for credit losses

Portfolio segments
A portfolio segment is the level at which we develop a systematic methodology for determining our allowance for credit losses. Our portfolio segments and related methods for estimating expected credit losses are as follows:

Customer
We provide loans and finance leases to end-user customers primarily for the purpose of financing new and used Caterpillar machinery, engines and equipment for commercial use, the majority of which operate in construction-related industries. We also provide financing for vehicles, power generation facilities and marine vessels that, in most cases, incorporate Caterpillar products. The average original term of our customer finance receivable portfolio was approximately 48 months with an average remaining term of approximately 26 months as of March 31, 2021.

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

During the three months ended March 31, 2021, our forecasts for the markets in which we operate reflected an overall rebound in economic conditions, which had deteriorated due to the COVID-19 pandemic, resulting from a growing economy, improved unemployment rates and a decrease in delinquencies. We believe the economic forecasts employed represent reasonable and supportable forecasts, followed by a reversion to long-term trends.

UNAUDITED

Dealer
We provide financing to Caterpillar dealers in the form of wholesale financing plans. Our wholesale financing plans provide assistance to dealers by financing their mostly new Caterpillar equipment inventory and rental fleets on a secured and unsecured basis. In addition, we provide a variety of secured and unsecured loans to Caterpillar dealers.

We estimate the allowance for credit losses for dealer finance receivables based on historical loss rates with consideration of current economic conditions and reasonable and supportable forecasts.

In general, our Dealer portfolio segment has not historically experienced large increases or decreases in credit losses based on changes in economic conditions due to our close working relationships with the dealers and their financial strength. Therefore, we made no adjustments to historical loss rates during the three months ended March 31, 2021.

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

In general, our Caterpillar Purchased Receivables portfolio segment has not historically experienced large increases or decreases in credit losses based on changes in economic conditions due to the short-term maturities of the receivables and our close working relationships with the dealers and their financial strength. Therefore, we made no adjustments to historical loss rates during the three months ended March 31, 2021.

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

UNAUDITED

An analysis of the allowance for credit losses was as follows:

(Millions of dollars)	March 31, 2021
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$431	$44	$4	$479
Receivables written off	(34)	—	—	(34)
Recoveries on receivables previously written off	10	—	—	10
Provision for credit losses	(10)	—	—	(10)
Foreign currency translation adjustment	(4)	—	—	(4)
Balance at end of period	$393	$44	$4	$441

Individually evaluated	$185	$39	$—	$224
Collectively evaluated	208	5	4	217
Ending Balance	$393	$44	$4	$441

Finance Receivables:
Individually evaluated	$579	$78	$—	$657
Collectively evaluated	19,219	3,000	4,065	26,284
Ending Balance	$19,798	$3,078	$4,065	$26,941

.

(Millions of dollars)	December 31, 2020
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total
Balance at beginning of year	$375	$45	$4	$424
Adjustment to adopt new accounting guidance(1)	12	—	—	12
Receivables written off	(263)	—	—	(263)
Recoveries on receivables previously written off	41	—	—	41
Provision for credit losses	262	(1)	—	261
Foreign currency translation adjustment	4	—	—	4
Balance at end of year	$431	$44	$4	$479

Individually evaluated	$187	$39	$—	$226
Collectively evaluated	244	5	4	253
Ending Balance	$431	$44	$4	$479

Finance Receivables:
Individually evaluated	$594	$78	$—	$672
Collectively evaluated	19,333	3,403	3,646	26,382
Ending Balance	$19,927	$3,481	$3,646	$27,054

(1) Adjustment to adopt new accounting guidance related to credit losses.

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

Customer
The tables below summarize the aging category of our amortized cost of finance receivables in the Customer portfolio segment by origination year.

(Millions of dollars)	March 31, 2021
	2021	2020	2019	2018	2017	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$1,149	$3,551	$2,192	$1,156	$425	$166	$61	$8,700
31-60 days past due	5	34	30	18	7	8	1	103
61-90 days past due	—	14	9	7	4	1	—	35
91+ days past due	—	18	35	22	16	10	1	102
EAME
Current	459	1,307	811	419	164	56	—	3,216
31-60 days past due	1	8	5	3	1	—	—	18
61-90 days past due	—	3	3	1	1	—	—	8
91+ days past due	—	9	5	12	5	81	—	112
Asia/Pacific
Current	448	1,431	775	297	85	25	34	3,095
31-60 days past due	—	16	16	10	1	—	—	43
61-90 days past due	—	7	9	7	4	—	—	27
91+ days past due	—	8	12	12	2	—	—	34
Mining
Current	230	473	567	315	109	206	86	1,986
31-60 days past due	5	—	—	—	—	—	—	5
61-90 days past due	—	—	—	1	—	—	—	1
91+ days past due	—	1	2	4	2	—	—	9
Latin America
Current	124	490	264	106	35	23	—	1,042
31-60 days past due	—	6	6	6	3	—	—	21
61-90 days past due	—	3	4	6	1	13	—	27
91+ days past due	—	3	9	10	22	10	—	54
Caterpillar Power Finance
Current	6	219	175	102	214	207	112	1,035
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	1	1	—	2
91+ days past due	—	2	—	25	3	93	—	123
Total	$2,427	$7,603	$4,929	$2,539	$1,105	$900	$295	$19,798

UNAUDITED

(Millions of dollars)	December 31, 2020
	2020	2019	2018	2017	2016	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$3,780	$2,423	$1,344	$522	$212	$27	$89	$8,397
31-60 days past due	52	49	33	16	7	2	—	159
61-90 days past due	22	25	16	9	2	1	—	75
91+ days past due	14	35	31	20	9	4	2	115
EAME
Current	1,605	931	501	203	60	18	—	3,318
31-60 days past due	5	15	3	2	—	—	—	25
61-90 days past due	1	1	2	1	—	—	—	5
91+ days past due	7	7	12	4	39	43	—	112
Asia/Pacific
Current	1,583	933	412	115	32	6	32	3,113
31-60 days past due	13	23	13	6	—	—	—	55
61-90 days past due	7	11	7	1	—	—	—	26
91+ days past due	4	10	9	3	—	—	—	26
Mining
Current	515	574	289	181	92	151	137	1,939
31-60 days past due	5	—	5	1	—	—	—	11
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	11	8	2	—	—	1	22
Latin America
Current	561	348	151	48	13	34	—	1,155
31-60 days past due	3	6	4	3	—	—	—	16
61-90 days past due	1	7	6	3	2	—	—	19
91+ days past due	2	14	11	24	5	4	—	60
Caterpillar Power Finance
Current	217	199	111	273	99	117	119	1,135
31-60 days past due	—	—	6	—	—	—	—	6
61-90 days past due	—	—	—	—	—	9	—	9
91+ days past due	2	—	20	3	25	79	—	129
Total	$8,399	$5,622	$2,994	$1,440	$597	$495	$380	$19,927

Finance receivables in the Customer portfolio segment are substantially secured by collateral, primarily in the form of Caterpillar and other machinery. For those contracts where the borrower is experiencing financial difficulty, repayment of the outstanding amounts is generally expected to be provided through the operation or repossession and sale of the machinery.

Dealer
As of March 31, 2021, our total amortized cost of finance receivables within the Dealer portfolio segment was current, with the exception of $78 million that was 91+ days past due in Latin America, all of which was originated in 2017. As of December 31, 2020, our total amortized cost of finance receivables within the Dealer portfolio segment was current, with the exception of $81 million that was 91+ days past due in Latin America. Of these past due receivables, $78 million were originated in 2017 and $3 million were originated prior to 2016.

UNAUDITED

Caterpillar Purchased Receivables
The tables below summarize the aging category of our amortized cost of finance receivables in the Caterpillar Purchased Receivables portfolio segment.

(Millions of dollars)
	March 31, 2021
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables
North America	$7	$3	$3	$13	$2,070	$2,083
EAME	—	—	1	1	777	778
Asia/Pacific	2	1	2	5	802	807
Mining	—	—	—	—	—	—
Latin America	—	—	—	—	392	392
Caterpillar Power Finance	—	—	—	—	5	5
Total	$9	$4	$6	$19	$4,046	$4,065

(Millions of dollars)
	December 31, 2020
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables
North America	$14	$11	$6	$31	$1,889	$1,920
EAME	1	—	1	2	632	634
Asia/Pacific	2	1	1	4	581	585
Mining	—	—	—	—	—	—
Latin America	—	—	—	—	501	501
Caterpillar Power Finance	—	—	—	—	6	6
Total	$17	$12	$8	$37	$3,609	$3,646

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

UNAUDITED

In our Customer portfolio segment, finance receivables which were on non-accrual status and finance receivables over 90 days past due and still accruing income were as follows:

(Millions of dollars)	March 31, 2021			December 31, 2020
	Amortized Cost			Amortized Cost
	Non-accrual With an Allowance	Non-accrual Without an Allowance	91+ Still Accruing	Non-accrual With an Allowance	Non-accrual Without an Allowance	91+ Still Accruing
North America	$76	$2	$27	$86	$1	$34
EAME	109	—	3	113	1	1
Asia/Pacific	20	—	14	13	—	13
Mining	7	1	1	21	1	—
Latin America	57	1	2	63	—	1
Caterpillar Power Finance	147	11	—	170	17	—
Total	$416	$15	$47	$466	$20	$49

There was $3 million and less than $1 million of interest income recognized during the three months ended March 31, 2021 and 2020, respectively, for customer finance receivables on non-accrual status.

As of March 31, 2021 and December 31, 2020, finance receivables in our Dealer portfolio segment on non-accrual status were $78 million and $81 million, respectively, all of which was in Latin America. There were no finance receivables in our Dealer portfolio segment more than 90 days past due and still accruing income as of March 31, 2021 and December 31, 2020 and no interest income was recognized on dealer finance receivables on non-accrual status during the three months ended March 31, 2021 and 2020.

Troubled debt restructurings
A restructuring of a finance receivable constitutes a TDR when the lender grants a concession it would not otherwise consider to a borrower experiencing financial difficulties. Concessions granted may include extended contract maturities, inclusion of interest only periods, below market interest rates, payment deferrals and reduction of principal and/or accrued interest. We individually evaluate TDR contracts and establish an allowance based on the present value of expected future cash flows discounted at the receivable’s effective interest rate, the fair value of the collateral for collateral-dependent receivables or the observable market price of the receivable.

There were no finance receivables modified as TDRs during the three months ended March 31, 2021 and 2020 for the Dealer or Caterpillar Purchased Receivables portfolio segments. Finance receivables in the Customer portfolio segment modified as TDRs were as follows:

(Millions of dollars)	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Pre-TDR Amortized Cost	Post-TDR Amortized Cost	Pre-TDR Amortized Cost	Post-TDR Amortized Cost
Mining	$11	$5	$—	$—
Latin America	—	—	2	2
Total	$11	$5	$2	$2

UNAUDITED

TDRs in the Customer portfolio segment with a payment default (defined as 91+ days past due) which had been modified within twelve months prior to the default date, were as follows:

(Millions of dollars)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
	Post-TDR Amortized Cost	Post-TDR Amortized Cost
North America	$1	$—
EAME	—	10
Asia/Pacific	4	—
Latin America	—	1
Caterpillar Power Finance	5	—
Total	$10	$11

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

As of March 31, 2021, the cumulative amount of fair value hedging adjustments related to our fixed-to-floating interest rate contracts included in the carrying amount of Long-term debt was $31 million. Fair value gains and losses on these interest rate contracts and the related hedged items generally offset within interest expense. We have, at certain times, liquidated fixed-to-floating interest rate contracts that resulted in deferred gains at the time of liquidation. The deferred gains associated with these interest rate contracts are included in Long-term debt in the Consolidated Statements of Financial Position and are being amortized to Interest expense over the remaining term of the previously designated hedged item.

The location and fair value of derivative instruments reported in the Consolidated Statements of Financial Position were as follows:

(Millions of dollars)		Asset (Liability) Fair Value
	Consolidated Statements of Financial Position Location	March 31, 2021	December 31, 2020
Designated derivatives
Interest rate contracts	Other assets	$41	$59
Interest rate contracts	Accrued expenses	(10)	(5)
Cross currency contracts	Other assets	34	2
Cross currency contracts	Accrued expenses	(64)	(148)
		$1	$(92)
Undesignated derivatives
Foreign exchange contracts	Other assets	$60	$17
Foreign exchange contracts	Accrued expenses	(15)	(107)
Cross currency contracts	Other assets	7	7
Cross currency contracts	Accrued expenses	—	—
		$52	$(83)

The total notional amount of our derivative instruments was $10.64 billion and $11.26 billion as of March 31, 2021 and December 31, 2020, respectively. The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties. We calculate the amounts exchanged by the parties by referencing the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates and interest rates.

UNAUDITED

The effect of derivatives designated as hedging instruments on the Consolidated Statements of Profit was as follows:

Cash Flow Hedges
(Millions of dollars)	Three Months Ended March 31, 2021
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI	Classification	Amount of Gains (Losses) Reclassified from AOCI	Amount of the line items in the Consolidated Statements of Profit
Interest rate contracts	$—	Interest expense	$(10)	$125
Cross currency contracts	119	Other income (expense)	112	(8)
		Interest expense	2	125
	$119		$104

	Three Months Ended March 31, 2020
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI	Classification	Amount of Gains (Losses) Reclassified from AOCI	Amount of the line items in the Consolidated Statements of Profit
Interest rate contracts	$(15)	Interest expense	$(5)	$175
Cross currency contracts	101	Other income (expense)	71	(10)
		Interest expense	11	175
	$86		$77

As of March 31, 2021, $2 million of deferred net losses, net of tax, included in equity (AOCI in the Consolidated Statements of Financial Position), related to our cash flow hedges, are expected to be reclassified to earnings over the next twelve months.  The actual amount recorded in earnings will vary based on interest rates and exchange rates at the time the hedged transactions impact earnings.

The effect of derivatives not designated as hedging instruments on the Consolidated Statements of Profit was as follows:

(Millions of dollars)		Three Months Ended March 31,
	Classification	2021	2020
Foreign exchange contracts	Other income (expense)	$85	$99
Cross currency contracts	Other income (expense)	1	9
		$86	$108

UNAUDITED

We enter into International Swaps and Derivatives Association master netting agreements that permit the net settlement of amounts owed under their respective derivative contracts. Under these master netting agreements, net settlement generally permits us or the counterparty to determine the net amount payable for contracts due on the same date and in the same currency for similar types of derivative transactions. The master netting agreements generally also provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event.

Collateral is generally not required of the counterparties or us under the master netting agreements. As of March 31, 2021 and December 31, 2020, no cash collateral was received or pledged under the master netting agreements.

The effect of net settlement provisions of the master netting agreements on our derivative balances upon an event of default or a termination event was as follows:

(Millions of dollars)	March 31, 2021	December 31, 2020
Derivative Assets
Gross Amount of Recognized Assets	$142	$85
Gross Amounts Offset	—	—
Net Amount of Assets(1)	142	85
Gross Amounts Not Offset	(55)	(57)
Net Amount	$87	$28

Derivative Liabilities
Gross Amount of Recognized Liabilities	$(89)	$(260)
Gross Amounts Offset	—	—
Net Amount of Liabilities(1)	(89)	(260)
Gross Amounts Not Offset	55	57
Net Amount	$(34)	$(203)

(1) As presented in the Consolidated Statements of Financial Position.

UNAUDITED

5.Accumulated Other Comprehensive Income (Loss)

We present Comprehensive income (loss) and its components in the Consolidated Statements of Comprehensive Income. Changes in Accumulated other comprehensive income (loss), net of tax, included in the Consolidated Statements of Changes in Shareholder’s Equity, consisted of the following:

(Millions of dollars)	Three Months Ended March 31,
	2021	2020
Foreign currency translation
Balance at beginning of period	$(551)	$(777)
Gains (losses) on foreign currency translation	(94)	(294)
Less: Tax provision/(benefit)	25	12
Net gains (losses) on foreign currency translation	(119)	(306)
Other comprehensive income (loss), net of tax	(119)	(306)
Balance at end of period	$(670)	$(1,083)

Derivative financial instruments
Balance at beginning of period	$(44)	$(68)
Gains (losses) deferred	119	86
Less: Tax provision/(benefit)	25	19
Net gains (losses) deferred	94	67
(Gains) losses reclassified to earnings	(104)	(77)
Less: Tax (provision)/benefit	(21)	(16)
Net (gains) losses reclassified to earnings	(83)	(61)
Other comprehensive income (loss), net of tax	11	6
Balance at end of period	$(33)	$(62)

Total Accumulated other comprehensive income (loss) at end of period	$(703)	$(1,145)

The effect of the reclassifications out of Accumulated other comprehensive income (loss) on the Consolidated Statements of Profit was as follows:

(Millions of dollars)		Three Months Ended March 31,
Derivative financial instruments	Classification of income (expense)	2021	2020
Cross currency contracts	Other income (expense)	$112	$71
Cross currency contracts	Interest expense	2	11
Interest rate contracts	Interest expense	(10)	(5)
Reclassifications before tax		104	77
Tax (provision) benefit		(21)	(16)
Total reclassifications from Accumulated other comprehensive income (loss)		$83	$61

UNAUDITED

6.Segment Information

A.     Basis for Segment Information

We report information internally for operating segments based on management responsibility. Our operating segments provide financing alternatives to customers and dealers around the world for Caterpillar products and vehicles, power generation facilities and marine vessels that, in most cases, incorporate Caterpillar products. Financing plans include operating and finance leases, retail loans, working capital loans to Caterpillar dealers and wholesale financing plans within each of the operating segments. Certain operating segments also purchase short-term trade receivables from Caterpillar.

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

C.     Segment Measurement and Reconciliations

Cash, debt and other expenses are allocated to our segments based on their respective portfolios. The related Interest expense is calculated based on the amount of allocated debt and the rates associated with that debt. The performance of each segment is assessed based on a consistent leverage ratio. The Provision for credit losses is based on each segment’s respective finance receivable portfolio. Capital expenditures include expenditures for equipment on operating leases and other miscellaneous capital expenditures.

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
◦The net gain or loss from interest rate derivatives is excluded from segment reporting.

UNAUDITED

Supplemental segment data and reconciliations to consolidated external reporting for the three months ended March 31 was as follows:

(Millions of dollars) 2021	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at March 31, 2021	Capital expenditures
North America	$347	$99	$69	$137	$1	$14,928	$178
EAME	67	30	5	15	(4)	4,947	10
Asia/Pacific	92	51	23	2	—	4,902	3
Latin America	47	16	14	2	3	2,504	7
Caterpillar Power Finance	13	11	4	1	(7)	1,184	—
Mining	71	18	10	35	(3)	2,582	26
Total Segments	637	225	125	192	(10)	31,047	224
Unallocated	5	(72)	50	—	—	1,373	4
Timing	(3)	1	—	—	—	12	—
Methodology	—	42	(50)	—	—	(107)	—
Inter-segment Eliminations (1)	—	—	—	—	—	(242)	—
Total	$639	$196	$125	$192	$(10)	$32,083	$228

2020	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at December 31, 2020	Capital expenditures
North America	$382	$75	$94	$144	$22	$14,749	$220
EAME	70	16	13	16	7	4,981	4
Asia/Pacific	86	36	27	2	7	4,585	3
Latin America	53	6	23	3	7	2,621	3
Caterpillar Power Finance	20	1	8	—	5	1,308	—
Mining	81	8	17	36	13	2,575	16
Total Segments	692	142	182	201	61	30,819	246
Unallocated	9	(70)	56	—	—	1,576	1
Timing	(6)	(1)	—	—	—	12	—
Methodology	—	56	(63)	—	—	(152)	—
Inter-segment Eliminations (1)	—	—	—	—	—	(264)	—
Total	$695	$127	$175	$201	$61	$31,991	$247

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

No significant loss has been experienced or is anticipated under any of these guarantees. At March 31, 2021 and December 31, 2020, the related recorded liability was less than $1 million. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees was $40 million at March 31, 2021 and December 31, 2020.

We provide guarantees to repurchase certain loans of Caterpillar dealers from a special-purpose corporation (SPC) that qualifies as a VIE (see Note 1 for additional information regarding the accounting guidance on the consolidation of VIEs).  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  We have a loan purchase agreement with the SPC that obligates us to purchase certain loans that are not paid at maturity.  We receive a fee for providing this guarantee, which provides a source of liquidity for the SPC.  We are the primary beneficiary of the SPC as our guarantees result in us having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses and therefore we have consolidated the financial statements of the SPC. As of March 31, 2021 and December 31, 2020, the SPC’s assets of $841 million and $1.03 billion, respectively, were primarily comprised of loans to dealers, which are included in Finance receivables, net in the Consolidated Statements of Financial Position, and the SPC’s liabilities of $840 million and $1.03 billion, respectively, were primarily comprised of commercial paper, which is included in Short-term borrowings in the Consolidated Statements of Financial Position.  The assets of the SPC are not available to pay our creditors. We may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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

Derivative financial instruments
The fair value of interest rate contracts is primarily based on a standard industry accepted valuation model that utilizes the appropriate market-based forward swap curves and zero-coupon interest rates to determine discounted cash flows.  The fair value of foreign currency forward and cross currency contracts is based on standard industry accepted valuation models that discount cash flows resulting from the differential between the contract price and the market-based forward rate.

Derivative financial instruments are measured on a recurring basis at fair value and are classified as Level 2 measurements. We had derivative financial instruments included in our Consolidated Statements of Financial Position in a net asset position of $53 million and a net liability position of $175 million as of March 31, 2021 and December 31, 2020, respectively.

Loans measured at fair value
Certain loans are subject to measurement at fair value on a nonrecurring basis and are classified as Level 3 measurements. A loan is measured at fair value when management determines that collection of contractual amounts due is not probable and the loan is individually evaluated. In these cases, an allowance for credit losses may be established based either on the present value of expected future cash flows discounted at the receivables’ effective interest rate, the fair value of the collateral for collateral-dependent receivables or the observable market price of the receivable. In determining collateral value, we estimate the current fair market value of the collateral less selling costs. We had loans carried at fair value of $232 million and $243 million as of March 31, 2021 and December 31, 2020, respectively.

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
Short-term borrowings – carrying amount approximates fair value.
Long-term debt – we estimate fair value for fixed and floating-rate debt based on quoted market prices.

Fair values of our financial instruments were as follows:

(Millions of dollars)	March 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Cash and cash equivalents	$735	$735	$411	$411	1
Restricted cash and cash equivalents(1)	$9	$9	$14	$14	1
Finance receivables, net (excluding finance leases(2))	$18,580	$18,844	$18,599	$18,910	3	Note 3
Interest rate contracts:
In a receivable position	$41	$41	$59	$59	2	Note 4
In a payable position	$(10)	$(10)	$(5)	$(5)	2	Note 4
Cross currency contracts:
In a receivable position	$41	$41	$9	$9	2	Note 4
In a payable position	$(64)	$(64)	$(148)	$(148)	2	Note 4
Foreign exchange contracts:
In a receivable position	$60	$60	$17	$17	2	Note 4
In a payable position	$(15)	$(15)	$(107)	$(107)	2	Note 4
Short-term borrowings	$(3,625)	$(3,625)	$(2,005)	$(2,005)	1
Long-term debt	$(23,503)	$(23,960)	$(23,979)	$(24,614)	2

(1) Included in Other assets in the Consolidated Statements of Financial Position.
(2) Represents finance leases and failed sale leasebacks of $7.92 billion and $7.98 billion as of March 31, 2021 and December 31, 2020, respectively.

9.Income Taxes

The provision for income taxes reflected an estimated annual tax rate of 27 percent in the first quarter of 2021, compared with 26 percent in the first quarter of 2020. The increase in the estimated annual tax rate was primarily due to changes in the geographic mix of profits.

UNAUDITED

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited financial statements and related notes included elsewhere in this report and our discussion of significant risks to the company’s business under Part I, Item 1A. Risk Factors of the 2020 Form 10-K.

OVERVIEW

We reported first-quarter 2021 revenues of $639 million, a decrease of $56 million, or 8 percent, compared with the first quarter of 2020. First-quarter 2021 profit was $140 million, a $50 million, or 56 percent, increase from the first quarter of 2020.

The decrease in revenues was primarily due to a $40 million unfavorable impact from lower average financing rates and a $19 million unfavorable impact from lower average earning assets.

First-quarter 2021 profit before income taxes was $196 million, a $69 million, or 54 percent, increase from the first quarter of 2020. The increase was primarily due to a $71 million decrease in provision for credit losses, partially offset by a $13 million increase in general, operating and administrative expenses, primarily due to higher incentive compensation. The impact of lower average financing rates was offset by lower interest expense.

The provision for income taxes reflected an estimated annual tax rate of 27 percent in the first quarter of 2021, compared with 26 percent in the first quarter of 2020.

During the first quarter of 2021, retail new business volume was $2.81 billion, an increase of $497 million, or 21 percent, from the first quarter of 2020. The increase was driven by higher volume in Asia/Pacific, North America, Mining and EAME, partially offset by a decrease in Latin America.

At the end of the first quarter of 2021, past dues were 2.90 percent, compared with 4.13 percent at the end of the first quarter of 2020. Past dues decreased across all portfolio segments as global markets generally improved. Write-offs, net of recoveries, were $24 million for the first quarter of 2021, compared with $30 million for the first quarter of 2020. As of March 31, 2021, the allowance for credit losses totaled $441 million, or 1.64 percent of finance receivables, compared with $479 million, or 1.77 percent of finance receivables at December 31, 2020.

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

UNAUDITED

FIRST QUARTER 2021 COMPARED WITH FIRST QUARTER 2020

Consolidated Total Revenues

The chart above graphically illustrates reasons for the change in consolidated total revenues between first quarter 2020 (at left) and first quarter 2021 (at right). Items favorably impacting total revenues appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting total revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Retail revenue for the first quarter of 2021 was $303 million, a decrease of $26 million from the same period in 2020. The decrease was primarily due to a $25 million unfavorable impact from lower interest rates on retail finance receivables. For the quarter ended March 31, 2021, retail average earning assets were $22.63 billion, a decrease of $34 million from the same period in 2020. The annualized average yield was 5.36 percent for the first quarter of 2021, compared with 5.80 percent for the first quarter of 2020.

Operating lease revenue for the first quarter of 2021 was $244 million, a decrease of $13 million from the same period in 2020. The decrease was primarily due to a $14 million unfavorable impact from lower average earning assets.

Wholesale revenue for the first quarter of 2021 was $78 million, a decrease of $21 million from the same period in 2020. The decrease was due to a $14 million unfavorable impact from lower average earning assets and a $7 million unfavorable impact from lower interest rates on wholesale finance receivables. For the quarter ended March 31, 2021, wholesale average earning assets were $4.16 billion, a decrease of $663 million from the same period in 2020. The annualized average yield was 7.51 percent for the first quarter of 2021, compared with 8.22 percent for the first quarter of 2020.

Other revenue, net items were as follows:

(Millions of dollars)	Three Months Ended March 31,
	2021	2020	Change
Finance receivable and operating lease fees (including late charges)	$13	$13	$—
Interest income on Notes receivable from Caterpillar	4	3	1
Net loss on returned or repossessed equipment	(6)	(9)	3
Miscellaneous other revenue, net	3	3	—
Total Other revenue, net	$14	$10	$4

There was a $9 million favorable impact from currency on revenues in the first quarter of 2021. Currency represents the net translation impact resulting from changes in foreign currency exchange rates versus the U.S. dollar and is included in all financial statement line items and each of the items included in the above analysis.

UNAUDITED

Consolidated Profit Before Income Taxes

(1) Analysis excludes $5 million in offsetting revenues and expenses for property taxes on operating leases for both the first quarter of 2021 and 2020.
The chart above graphically illustrates reasons for the change in consolidated profit before income taxes between first quarter 2020 (at left) and first quarter 2021 (at right). Items favorably impacting profit before income taxes appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting profit before income taxes appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

First-quarter 2021 profit before income taxes was $196 million, compared with $127 million for the first quarter of 2020. The increase was primarily due to a $71 million decrease in provision for credit losses, partially offset by a $13 million increase in general, operating and administrative expenses, primarily due to higher incentive compensation. The impact of lower average financing rates was offset by lower interest expense.

There was a $5 million favorable impact from currency on profit before income taxes in the first quarter of 2021. Currency represents the net translation impact resulting from changes in foreign currency exchange rates versus the U.S. dollar and is included in all financial statement line items and each of the items included in the above analysis.

Provision for Income Taxes
The provision for income taxes reflected an estimated annual tax rate of 27 percent in the first quarter of 2021, compared with 26 percent in the first quarter of 2020.

UNAUDITED

Finance Receivables and Equipment on Operating Leases

New Business Volume

(Millions of dollars)	Three Months Ended March 31,
	2021	2020	Change
New retail financing	$2,579	$2,060	$519
New operating lease activity	230	252	(22)
New wholesale financing	9,638	8,833	805
Total	$12,447	$11,145	$1,302

New retail financing increased due to higher volume in North America, Asia/Pacific, Mining and EAME, partially offset by a decrease in Latin America. New wholesale financing increased primarily due to higher purchases of trade receivables from Caterpillar.

Total Managed Portfolio
We define total portfolio as Finance receivables, net plus Equipment on operating leases, net. We also manage and service receivables and leases that have been sold by us to third parties with limited or no recourse in order to mitigate our concentration of credit risk with certain customers.  These assets are not available to pay our creditors. Total managed portfolio was as follows:

(Millions of dollars)	March 31, 2021	December 31, 2020	Change
Finance receivables, net	$26,500	$26,575	$(75)
Equipment on operating leases, net	3,237	3,366	(129)
Total portfolio	$29,737	$29,941	$(204)

Retail loans, net	$125	$139	$(14)
Retail leases, net	44	56	(12)
Operating leases	23	24	(1)
Total off-balance sheet managed assets	$192	$219	$(27)

Total managed portfolio	$29,929	$30,160	$(231)

Total Portfolio Metrics
At the end of the first quarter of 2021, past dues were 2.90 percent, compared with 4.13 percent at the end of the first quarter of 2020. Past dues decreased across all portfolio segments as global markets generally improved. Total non-performing finance receivables, which represent finance receivables currently on non-accrual status, were $509 million and $567 million at March 31, 2021 and December 31, 2020, respectively. Total non-performing finance receivables as a percentage of our finance receivables were 1.89 percent and 2.10 percent at March 31, 2021 and December 31, 2020, respectively.

Our allowance for credit losses as of March 31, 2021 was $441 million, or 1.64 percent of finance receivables, compared with $479 million, or 1.77 percent, as of December 31, 2020. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and economic forecasts. We believe our allowance is sufficient to provide for losses over the remaining life of our finance receivable portfolio as of March 31, 2021.

UNAUDITED

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity provide us with the ability to meet our financial obligations on a timely basis.  Maintaining and managing adequate capital and liquidity resources includes management of funding sources and their utilization based on current, future and contingent needs. Throughout the first quarter of 2021, we experienced favorable liquidity conditions. We ended the first quarter of 2021 with $735 million of cash, an increase of $324 million from year-end 2020. Our cash balances are held in numerous locations throughout the world with approximately $322 million held by our non-U.S. subsidiaries. Amounts held by non-U.S. subsidiaries are available for general corporate use and could be used in the U.S. without incurring significant additional U.S. taxes. We expect to meet our U.S. funding needs without repatriating undistributed profits that are indefinitely reinvested outside the U.S.

BORROWINGS
Borrowings consist primarily of medium-term notes and commercial paper, the combination of which is used to manage interest rate risk and funding requirements.

We receive debt ratings from the major credit rating agencies. In April 2021, Moody’s upgraded our debt rating to “mid A”, while Fitch and S&P maintain a “mid-A” debt rating. A downgrade of our debt ratings by any of the major credit rating agencies would result in increased borrowing costs and could make access to certain credit markets more difficult. In the event economic conditions deteriorate such that access to debt markets becomes unavailable, we would rely on cash flows from our existing portfolio, existing cash balances, access to our committed credit facilities and other credit line facilities, and potential borrowings from Caterpillar. In addition, Caterpillar maintains a support agreement with us, which requires Caterpillar to remain our sole owner and may, under certain circumstances, require Caterpillar to make payments to us should we fail to maintain certain financial ratios.

Total borrowings outstanding as of March 31, 2021 were $27.15 billion, an increase of $144 million over December 31, 2020. Outstanding borrowings were as follows:

(Millions of dollars)	March 31, 2021	December 31, 2020
Medium-term notes, net	$23,100	$23,550
Commercial paper, net of unamortized discount	2,895	1,321
Bank borrowings and other – long-term	403	429
Bank borrowings and other – short-term	360	307
Variable denomination floating rate demand notes	370	377
Notes payable to Caterpillar	22	1,022
Total outstanding borrowings	$27,150	$27,006

Medium-term notes
We issue medium-term unsecured notes through securities dealers or underwriters in the U.S., Canada, Europe, Australia, Japan, Hong Kong, and China to both retail and institutional investors. These notes are offered in several currencies and with a variety of maturities. These notes are senior unsecured obligations of the Company. Medium-term notes issued totaled $1.75 billion and redeemed totaled $2.17 billion for the three months ended March 31, 2021. Medium-term notes, net outstanding as of March 31, 2021 mature as follows:

(Millions of dollars)
2021	$5,384
2022	6,478
2023	5,140
2024	2,654
2025	1,612
Thereafter	1,801
Fair value adjustments	31
Total	$23,100

UNAUDITED

Commercial paper
We issue unsecured commercial paper in the U.S., Europe and other international capital markets.  These short-term promissory notes are issued on a discounted basis and are payable at maturity. As of March 31, 2021, there was $2.90 billion outstanding in commercial paper.

Revolving credit facilities
As of March 31, 2021, we had three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and us for general liquidity purposes.  Based on management’s allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of March 31, 2021 was $7.75 billion. Information on our Credit Facility is as follows:

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

At March 31, 2021, Caterpillar’s consolidated net worth was $16.66 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined in the Credit Facility as the consolidated shareholders’ equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).

At March 31, 2021, our covenant interest coverage ratio was 1.93 to 1. This was above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense, calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at March 31, 2021, our six-month covenant leverage ratio was 6.80 to 1.  This was below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event that either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At March 31, 2021, there were no borrowings under the Credit Facility.

Bank borrowings
Available credit lines with banks as of March 31, 2021 totaled $2.96 billion.  These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements. We may guarantee subsidiary borrowings under these lines. As of March 31, 2021, we had $757 million outstanding against these credit lines and were in compliance with all debt covenants under these credit lines. The remaining available credit commitments may be withdrawn any time at the lenders’ discretion.

Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction.  We do not hold reserves to fund the payment of the demand notes.  The notes are offered on a continuous basis. As of March 31, 2021, there were $370 million of variable denomination floating rate demand notes outstanding. The maximum amount of variable denomination floating rate demand notes that we may have outstanding at any time may not exceed $1.25 billion.

UNAUDITED

Notes receivable from/payable to Caterpillar
Under our variable amount and term lending agreements and other notes receivable with Caterpillar, we may borrow up to $2.41 billion from Caterpillar and Caterpillar may borrow up to $1.74 billion from us.  The variable amount lending agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice.  The term lending agreements have remaining maturities ranging up to ten years. We had notes payable of $22 million and notes receivable of $331 million outstanding under these agreements as of March 31, 2021.

OFF-BALANCE SHEET ARRANGEMENTS
We have potential payment exposure for guarantees issued to third parties totaling $40 million as of March 31, 2021.

CASH FLOWS
Operating cash flow was $335 million in the first three months of 2021, compared with $401 million for the same period in 2020. Net cash used for investing activities was $221 million for the first three months of 2021, compared with net cash provided of $565 million for the same period in 2020. The change was primarily due to Caterpillar purchased receivables portfolio activity. Net cash provided by financing activities was $205 million for the first three months of 2021, compared with net cash used of $965 million for the same period in 2020. The change was primarily due to higher portfolio funding requirements related to Caterpillar purchased receivables.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of recent accounting pronouncements, see Part I, Item 1. Note 2 - New Accounting Pronouncements.

CRITICAL ACCOUNTING ESTIMATES

For a discussion of the Company’s critical accounting estimates, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Form 10-K. There have been no significant changes to our critical accounting estimates since our 2020 Form 10-K.

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

Cat Financial’s actual results may differ materially from those described or implied in our forward-looking statements based on a number of factors, including, but not limited to: (i) government monetary or fiscal policies; (ii) political and economic risks, commercial instability and events beyond our control in the countries in which we operate; (iii) demand for Caterpillar products; (iv) our ability to develop, produce and market quality products that meet our customers’ needs; (v) information technology security threats and computer crime; (vi) disruptions or volatility in global financial markets limiting our sources of liquidity or the liquidity of our customers, dealers and suppliers; (vii) failure to maintain our credit ratings and potential resulting increases to our cost of borrowing and adverse effects on our cost of funds, liquidity, competitive position and access to capital markets; (viii) changes in interest rates, currency fluctuations or market liquidity conditions; (ix) an increase in delinquencies, repossessions or net losses of our customers; (x) our compliance with financial and other restrictive covenants in debt agreements; (xi) alleged or actual violations of trade or anti-corruption laws and regulations; (xii) additional tax expense or exposure; (xiii) new regulations or changes in financial services regulations; (xiv) residual values of leased equipment; (xv) marketing, operational or administrative support received from Caterpillar; (xvi) changes in accounting guidance; (xvii) the ongoing global coronavirus pandemic; and (xviii) other factors described in more detail in Cat Financial’s Forms 10-Q, 10-K and other filings with the Securities and Exchange Commission.

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

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the first quarter of 2021 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

UNAUDITED

ITEM 1A.  RISK FACTORS

For a discussion of risks and uncertainties that may affect our business, please see Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 17, 2021. There has been no material change in this information for the current quarter.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Disclosure Required Pursuant to Section 13(r) of the Securities Exchange Act of 1934. During the first quarter ended March 31, 2021, Caterpillar Eurasia LLC, one of our affiliates, engaged in limited transactions or dealings with the Federal Security Service of Russia (the “FSB”). Specifically, Caterpillar Eurasia LLC, from time to time, directly or indirectly, makes required submissions to and receives regulatory authorizations from the FSB related to the importation of software used in the on-board telematics and control systems of Caterpillar machines that are imported into Russia. Caterpillar Eurasia LLC did not generate any net revenue or net profits from such approval activity and does not make any sales to or have other dealings with the FSB. Caterpillar Eurasia LLC plans to continue these activities as long as it remains lawful to do so.

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

Caterpillar Financial Services Corporation

Date:	May 5, 2021	/s/David T. Walton
David T. Walton, President, Director and Chief Executive Officer

Date:	May 5, 2021	/s/Patrick T. McCartan
Patrick T. McCartan, Executive Vice President and Chief Financial Officer

Date:	May 5, 2021	/s/Jennifer K. Schott
Jennifer K. Schott, Secretary

Date:	May 5, 2021	/s/Jeffry D. Everett
Jeffry D. Everett, Controller