Form 10-Q
period 2021-06-30
CATERPILLAR FINANCIAL SERVICES CORP
filed 2021-08-04
CIK 764764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Yes ☐ No ☒

As of August 4, 2021, one share of common stock of the registrant was outstanding, which is owned by Caterpillar Inc.

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

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF PROFIT
(Unaudited)
(Dollars in Millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenues:
Retail finance	$303	$307	$606	$636
Operating lease	238	247	482	504
Wholesale finance	82	84	160	183
Other, net	23	3	37	13
Total revenues	646	641	1,285	1,336

Expenses:
Interest	116	150	241	325
Depreciation on equipment leased to others	187	194	379	395
General, operating and administrative	134	104	255	212
Provision for credit losses	11	86	1	147
Other	8	12	15	25
Total expenses	456	546	891	1,104

Other income (expense)	(1)	(6)	(9)	(16)

Profit before income taxes	189	89	385	216

Provision for income taxes	44	25	97	58

Profit of consolidated companies	145	64	288	158

Less: Profit attributable to noncontrolling interests	3	5	6	9

Profit(1)	$142	$59	$282	$149

(1) Profit attributable to Caterpillar Financial Services Corporation.

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Profit of consolidated companies	$145	$64	$288	$158

Other comprehensive income (loss), net of tax (Note 5):
Foreign currency translation	73	125	(48)	(182)
Derivative financial instruments	1	7	12	13
Total Other comprehensive income (loss), net of tax	74	132	(36)	(169)

Comprehensive income (loss)	219	196	252	(11)

Less: Comprehensive income (loss) attributable to the noncontrolling interests	7	4	8	7

Comprehensive income (loss) attributable to Caterpillar Financial Services Corporation	$212	$192	$244	$(18)

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in Millions, except share data)

	June 30, 2021	December 31, 2020
Assets:
Cash and cash equivalents	$639	$411
Finance receivables, net of Allowance for credit losses of $402 and $479	27,136	26,575
Notes receivable from Caterpillar	378	356
Equipment on operating leases, net	3,217	3,366
Other assets	1,171	1,283
Total assets	$32,541	$31,991

Liabilities and shareholder’s equity:
Payable to dealers and others	$149	$144
Payable to Caterpillar - borrowings and other	92	1,087
Accrued expenses	230	400
Short-term borrowings	3,421	2,005
Current maturities of long-term debt	7,906	7,729
Long-term debt	16,452	16,250
Other liabilities	898	885
Total liabilities	29,148	28,500

Commitments and contingent liabilities (Note 7)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid-in amount)	745	745
Additional paid-in capital	2	2
Retained earnings	3,074	3,142
Accumulated other comprehensive income (loss)	(633)	(595)
Noncontrolling interests	205	197
Total shareholder’s equity	3,393	3,491

Total liabilities and shareholder’s equity	$32,541	$31,991

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(Unaudited)
(Dollars in Millions)

Three Months Ended June 30, 2020	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance at March 31, 2020	$745	$2	$3,239	$(1,145)	$175	$3,016
Profit of consolidated companies			59		5	64
Foreign currency translation, net of tax				126	(1)	125
Derivative financial instruments, net of tax				7		7
Balance at June 30, 2020	$745	$2	$3,298	$(1,012)	$179	$3,212

Three Months Ended June 30, 2021
Balance at March 31, 2021	$745	$2	$3,282	$(703)	$198	$3,524
Profit of consolidated companies			142		3	145
Dividend paid to Caterpillar			(350)			(350)
Foreign currency translation, net of tax				69	4	73
Derivative financial instruments, net of tax				1		1
Balance at June 30, 2021	$745	$2	$3,074	$(633)	$205	$3,393

Six Months Ended June 30, 2020
Balance at December 31, 2019	$745	$2	$3,162	$(845)	$172	$3,236
Profit of consolidated companies			149		9	158
Foreign currency translation, net of tax				(180)	(2)	(182)
Derivative financial instruments, net of tax				13		13
Adjustment to adopt new accounting guidance(1)			(13)			(13)
Balance at June 30, 2020	$745	$2	$3,298	$(1,012)	$179	$3,212

Six Months Ended June 30, 2021
Balance at December 31, 2020	$745	$2	$3,142	$(595)	$197	$3,491
Profit of consolidated companies			282		6	288
Dividend paid to Caterpillar			(350)			(350)
Foreign currency translation, net of tax				(50)	2	(48)
Derivative financial instruments, net of tax				12		12
Balance at June 30, 2021	$745	$2	$3,074	$(633)	$205	$3,393

(1) Adjustment to adopt new accounting guidance related to credit losses.

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Profit of consolidated companies	$288	$158
Adjustments for non-cash items:
Depreciation and amortization	386	402
Accretion of Caterpillar purchased receivable revenue	(153)	(166)
Provision for credit losses	1	147
Other, net	22	139
Changes in assets and liabilities:
Other assets	25	(20)
Payable to dealers and others	4	11
Accrued expenses	(62)	(53)
Other payables with Caterpillar	4	(20)
Other liabilities	21	(15)
Net cash provided by operating activities	536	583

Cash flows from investing activities:
Expenditures for equipment on operating leases	(582)	(496)
Capital expenditures - excluding equipment on operating leases	(6)	(7)
Proceeds from disposals of equipment	548	282
Additions to finance receivables	(6,680)	(7,352)
Collections of finance receivables	6,097	7,444
Net changes in Caterpillar purchased receivables	(78)	920
Proceeds from sales of receivables	27	31
Net change in variable lending to Caterpillar	16	(30)
Additions to other notes receivable from Caterpillar	(75)	(25)
Collections of other notes receivable from Caterpillar	37	12
Settlements of undesignated derivatives	(89)	22
Other, net	1	—
Net cash provided by (used for) investing activities	(784)	801

Cash flows from financing activities:
Net change in variable lending from Caterpillar	(1,000)	(497)
Proceeds from debt issued (original maturities greater than three months)	4,412	4,168
Payments on debt issued (original maturities greater than three months)	(4,064)	(4,617)
Short-term borrowings, net (original maturities three months or less)	1,466	(485)
Dividend paid to Caterpillar	(350)	—
Net cash provided by (used for) financing activities	464	(1,431)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	8	(14)

Increase (decrease) in cash, cash equivalents and restricted cash	224	(61)
Cash, cash equivalents and restricted cash at beginning of year(1)	425	695
Cash, cash equivalents and restricted cash at end of period(1)	$649	$634

(1) As of June 30, 2021 and December 31, 2020, restricted cash, which is included in Other assets in the Consolidated Statements of Financial Position, was $10 million and $14 million, respectively. Restricted cash primarily includes cash related to syndication activities.

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Notes to Consolidated Financial Statements
(Unaudited)

1.Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated profit for the three and six months ended June 30, 2021 and 2020, (b) the consolidated comprehensive income for the three and six months ended June 30, 2021 and 2020, (c) the consolidated financial position at June 30, 2021 and December 31, 2020, (d) the consolidated changes in shareholder’s equity for the three and six months ended June 30, 2021 and 2020 and (e) the consolidated cash flows for the six months ended June 30, 2021 and 2020. The preparation of financial statements, in conformity with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), requires management to make estimates and assumptions that affect the reported amounts. Significant estimates include residual values for leased assets, allowance for credit losses and income taxes. Actual results may differ from these estimates.

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

UNAUDITED

3.Finance Receivables

A summary of finance receivables included in the Consolidated Statements of Financial Position was as follows:

(Millions of dollars)	June 30, 2021	December 31, 2020
Retail loans, net(1)	$15,265	$15,037
Retail leases, net	7,961	7,812
Caterpillar purchased receivables, net	3,858	3,646
Wholesale loans, net(1)	437	533
Wholesale leases, net	17	26
Total finance receivables	27,538	27,054
Less: Allowance for credit losses	(402)	(479)
Total finance receivables, net	$27,136	$26,575

(1) Includes failed sale leasebacks.

Finance leases
Revenues from finance leases were $123 million and $119 million for the three months ended June 30, 2021 and 2020, respectively, and $245 million and $244 million for the six months ended June 30, 2021 and 2020, respectively, and are included in retail and wholesale finance revenue in the Consolidated Statements of Profit. The residual values for finance leases are included in Finance receivables, net in the Consolidated Statements of Financial Position. Residual value adjustments are recognized through a reduction of finance revenue over the remaining lease term.

Allowance for credit losses

Portfolio segments
A portfolio segment is the level at which we develop a systematic methodology for determining our allowance for credit losses. Our portfolio segments and related methods for estimating expected credit losses are as follows:

Customer
We provide loans and finance leases to end-user customers primarily for the purpose of financing new and used Caterpillar machinery, engines and equipment for commercial use, the majority of which operate in construction-related industries. We also provide financing for vehicles, power generation facilities and marine vessels that, in most cases, incorporate Caterpillar products. The average original term of our customer finance receivable portfolio was approximately 48 months with an average remaining term of approximately 26 months as of June 30, 2021.

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

During the three and six months ended June 30, 2021, our forecasts for the markets in which we operate reflected an overall rebound in economic conditions, which had deteriorated due to the COVID-19 pandemic, resulting from a growing economy, improved unemployment rates and a decrease in delinquencies. We believe the economic forecasts employed represent reasonable and supportable forecasts, followed by a reversion to long-term trends.

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

In general, our Dealer portfolio segment has not historically experienced large increases or decreases in credit losses based on changes in economic conditions due to our close working relationships with the dealers and their financial strength. Therefore, we made no adjustments to historical loss rates during the three and six months ended June 30, 2021.

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

In general, our Caterpillar Purchased Receivables portfolio segment has not historically experienced large increases or decreases in credit losses based on changes in economic conditions due to the short-term maturities of the receivables, our close working relationships with the dealers and their financial strength. Therefore, we made no adjustments to historical loss rates during the three and six months ended June 30, 2021.

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

UNAUDITED

An analysis of the allowance for credit losses was as follows:

(Millions of dollars)	Three Months Ended June 30, 2021				Three Months Ended June 30, 2020
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total	Customer	Dealer	Caterpillar Purchased Receivables	Total
Beginning balance	$393	$44	$4	$441	$408	$45	$4	$457
Write-offs	(68)	—	—	(68)	(36)	—	—	(36)
Recoveries	14	—	—	14	6	—	—	6
Provision for credit losses	13	—	—	13	86	—	(1)	85
Other	2	—	—	2	3	—	—	3
Ending Balance	$354	$44	$4	$402	$467	$45	$3	$515

	Six Months Ended June 30, 2021				Six Months Ended June 30, 2020
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total	Customer	Dealer	Caterpillar Purchased Receivables	Total
Beginning balance	$431	$44	$4	$479	$375	$45	$4	$424
Adjustment to adopt new accounting guidance(1)	—	—	—	—	12	—	—	12
Write-offs	(102)	—	—	(102)	(73)	—	—	(73)
Recoveries	24	—	—	24	13	—	—	13
Provision for credit losses	3	—	—	3	146	—	(1)	145
Other	(2)	—	—	(2)	(6)	—	—	(6)
Ending Balance	$354	$44	$4	$402	$467	$45	$3	$515

Individually evaluated	$183	$39	$—	$222	$184	$39	$—	$223
Collectively evaluated	171	5	4	180	283	6	3	292
Ending Balance	$354	$44	$4	$402	$467	$45	$3	$515

Finance Receivables:
Individually evaluated	$492	$78	$—	$570	$601	$78	$—	$679
Collectively evaluated	20,071	3,039	3,858	26,968	18,538	4,125	3,514	26,177
Ending Balance	$20,563	$3,117	$3,858	$27,538	$19,139	$4,203	$3,514	$26,856

(1) Adjustment to adopt new accounting guidance related to credit losses.

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

UNAUDITED

Customer
The tables below summarize the aging category of our amortized cost of finance receivables in the Customer portfolio segment by origination year.

(Millions of dollars)	June 30, 2021
	2021	2020	2019	2018	2017	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$2,469	$3,224	$1,931	$957	$325	$111	$117	$9,134
31-60 days past due	12	37	25	19	8	3	—	104
61-90 days past due	4	7	5	5	2	2	—	25
91+ days past due	2	17	27	15	10	6	2	79
EAME
Current	952	1,275	669	329	126	38	—	3,389
31-60 days past due	6	10	15	2	1	1	—	35
61-90 days past due	—	7	4	2	—	—	—	13
91+ days past due	3	11	7	6	3	61	—	91
Asia/Pacific
Current	955	1,259	642	217	69	15	36	3,193
31-60 days past due	4	22	18	8	1	—	—	53
61-90 days past due	—	8	9	4	—	—	—	21
91+ days past due	—	12	8	8	1	—	—	29
Mining
Current	507	431	509	274	89	191	71	2,072
31-60 days past due	—	3	—	—	—	—	—	3
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	1	2	4	2	—	—	9
Latin America
Current	315	452	233	93	30	19	—	1,142
31-60 days past due	1	14	6	3	1	—	—	25
61-90 days past due	—	3	2	1	—	—	—	6
91+ days past due	—	18	11	11	6	8	—	54
Caterpillar Power Finance
Current	31	222	157	82	209	180	109	990
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	2	—	2
91+ days past due	—	2	—	20	3	69	—	94
Total	$5,261	$7,035	$4,280	$2,060	$886	$706	$335	$20,563

UNAUDITED

(Millions of dollars)	December 31, 2020
	2020	2019	2018	2017	2016	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$3,780	$2,423	$1,344	$522	$212	$27	$89	$8,397
31-60 days past due	52	49	33	16	7	2	—	159
61-90 days past due	22	25	16	9	2	1	—	75
91+ days past due	14	35	31	20	9	4	2	115
EAME
Current	1,605	931	501	203	60	18	—	3,318
31-60 days past due	5	15	3	2	—	—	—	25
61-90 days past due	1	1	2	1	—	—	—	5
91+ days past due	7	7	12	4	39	43	—	112
Asia/Pacific
Current	1,583	933	412	115	32	6	32	3,113
31-60 days past due	13	23	13	6	—	—	—	55
61-90 days past due	7	11	7	1	—	—	—	26
91+ days past due	4	10	9	3	—	—	—	26
Mining
Current	515	574	289	181	92	151	137	1,939
31-60 days past due	5	—	5	1	—	—	—	11
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	11	8	2	—	—	1	22
Latin America
Current	561	348	151	48	13	34	—	1,155
31-60 days past due	3	6	4	3	—	—	—	16
61-90 days past due	1	7	6	3	2	—	—	19
91+ days past due	2	14	11	24	5	4	—	60
Caterpillar Power Finance
Current	217	199	111	273	99	117	119	1,135
31-60 days past due	—	—	6	—	—	—	—	6
61-90 days past due	—	—	—	—	—	9	—	9
91+ days past due	2	—	20	3	25	79	—	129
Total	$8,399	$5,622	$2,994	$1,440	$597	$495	$380	$19,927

Finance receivables in the Customer portfolio segment are substantially secured by collateral, primarily in the form of Caterpillar and other machinery. For those contracts where the borrower is experiencing financial difficulty, repayment of the outstanding amounts is generally expected to be provided through the operation or repossession and sale of the machinery.

Dealer
As of June 30, 2021, our total amortized cost of finance receivables within the Dealer portfolio segment was current, with the exception of $78 million that was 91+ days past due in Latin America, all of which was originated in 2017. As of December 31, 2020, our total amortized cost of finance receivables within the Dealer portfolio segment was current, with the exception of $81 million that was 91+ days past due in Latin America. Of these past due receivables, $78 million were originated in 2017 and $3 million were originated prior to 2016.

UNAUDITED

Caterpillar Purchased Receivables
The tables below summarize the aging category of our amortized cost of finance receivables in the Caterpillar Purchased Receivables portfolio segment.

(Millions of dollars)
	June 30, 2021
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables
North America	$12	$3	$3	$18	$2,015	$2,033
EAME	1	1	1	3	867	870
Asia/Pacific	1	—	1	2	490	492
Mining	—	—	—	—	—	—
Latin America	2	—	—	2	458	460
Caterpillar Power Finance	—	—	—	—	3	3
Total	$16	$4	$5	$25	$3,833	$3,858

(Millions of dollars)
	December 31, 2020
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables
North America	$14	$11	$6	$31	$1,889	$1,920
EAME	1	—	1	2	632	634
Asia/Pacific	2	1	1	4	581	585
Mining	—	—	—	—	—	—
Latin America	—	—	—	—	501	501
Caterpillar Power Finance	—	—	—	—	6	6
Total	$17	$12	$8	$37	$3,609	$3,646

Non-accrual finance receivables
Recognition of income is suspended and the finance receivable is placed on non-accrual status when management determines that collection of future income is not probable. Contracts on non-accrual status are generally more than 120 days past due or have been restructured in a troubled debt restructuring (TDR). Recognition is resumed and previously suspended income is recognized when the collection of remaining amounts is considered probable. Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms. Interest earned but uncollected prior to the receivable being placed on non-accrual status is written off through Provision for credit losses when, in the judgment of management, it is considered uncollectible.

UNAUDITED

In our Customer portfolio segment, finance receivables which were on non-accrual status and finance receivables over 90 days past due and still accruing income were as follows:

(Millions of dollars)	June 30, 2021			December 31, 2020
	Amortized Cost			Amortized Cost
	Non-accrual With an Allowance	Non-accrual Without an Allowance	91+ Still Accruing	Non-accrual With an Allowance	Non-accrual Without an Allowance	91+ Still Accruing
North America	$62	$1	$19	$86	$1	$34
EAME	89	—	2	113	1	1
Asia/Pacific	19	1	11	13	—	13
Mining	9	1	—	21	1	—
Latin America	57	—	1	63	—	1
Caterpillar Power Finance	113	—	—	170	17	—
Total	$349	$3	$33	$466	$20	$49

There was $1 million of interest income recognized during the three months ended June 30, 2021 and 2020 for customer finance receivables on non-accrual status. There was $6 million and $5 million of interest income recognized during the six months ended June 30, 2021 and 2020, respectively, for customer finance receivables on non-accrual status.

As of June 30, 2021 and December 31, 2020, finance receivables in our Dealer portfolio segment on non-accrual status were $78 million and $81 million, respectively, all of which was in Latin America. There were no finance receivables in our Dealer portfolio segment more than 90 days past due and still accruing income as of June 30, 2021 and December 31, 2020 and no interest income was recognized on dealer finance receivables on non-accrual status during the three and six months ended June 30, 2021 and 2020.

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

UNAUDITED

There were no finance receivables modified as TDRs during the three and six months ended June 30, 2021 and 2020 for the Dealer or Caterpillar Purchased Receivables portfolio segments. Finance receivables in the Customer portfolio segment modified as TDRs were as follows:

(Millions of dollars)	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
	Pre-TDR Amortized Cost	Post-TDR Amortized Cost	Pre-TDR Amortized Cost	Post-TDR Amortized Cost
North America	$4	$4	$9	$9
Asia/Pacific	—	—	8	8
Mining	—	—	17	17
Latin America	6	6	—	—
Caterpillar Power Finance	16	16	37	37
Total	$26	$26	$71	$71

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Pre-TDR Amortized Cost	Post-TDR Amortized Cost	Pre-TDR Amortized Cost	Post-TDR Amortized Cost
North America	$4	$4	$9	$9
Asia/Pacific	—	—	8	8
Mining	11	5	17	17
Latin America	6	6	2	2
Caterpillar Power Finance	16	16	37	37
Total	$37	$31	$73	$73

The Post-TDR amortized cost of TDRs in the Customer portfolio segment with a payment default (defined as 91+ days past due) which had been modified within twelve months prior to the default date, was as follows:

(Millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
North America	$—	$—	$1	$—
EAME	—	—	—	10
Asia/Pacific	2	—	6	—
Latin America	15	—	15	1
Caterpillar Power Finance	—	—	5	—
Total	$17	$—	$27	$11

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

We also formally assess, both at the hedge’s inception and on an ongoing basis, whether the designated derivatives that are used in hedging transactions are highly effective in offsetting changes in fair value or cash flow of hedged items. When a derivative is determined not to be highly effective as a hedge or the underlying hedged transaction is no longer probable, we discontinue hedge accounting prospectively, in accordance with the derecognition criteria for hedge accounting.

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

UNAUDITED

As of June 30, 2021, the cumulative amount of fair value hedging adjustments related to our fixed-to-floating interest rate contracts included in the carrying amount of Long-term debt was $29 million. Fair value gains and losses on these interest rate contracts and the related hedged items generally offset within interest expense. We have, at certain times, liquidated fixed-to-floating interest rate contracts. The deferred gains associated with these interest rate contracts are included in Long-term debt in the Consolidated Statements of Financial Position and are being amortized to Interest expense over the remaining term of the previously designated hedged item.

The location and fair value of derivative instruments reported in the Consolidated Statements of Financial Position were as follows:

(Millions of dollars)		Asset (Liability) Fair Value
	Consolidated Statements of Financial Position Location	June 30, 2021	December 31, 2020
Designated derivatives
Interest rate contracts	Other assets	$38	$59
Interest rate contracts	Accrued expenses	(8)	(5)
Cross currency contracts	Other assets	49	2
Cross currency contracts	Accrued expenses	(54)	(148)
		$25	$(92)
Undesignated derivatives
Foreign exchange contracts	Other assets	$44	$17
Foreign exchange contracts	Accrued expenses	(18)	(107)
Cross currency contracts	Other assets	5	7
		$31	$(83)

The total notional amount of our derivative instruments was $10.58 billion and $11.26 billion as of June 30, 2021 and December 31, 2020, respectively. The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties. We calculate the amounts exchanged by the parties by referencing the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates and interest rates.

UNAUDITED

The effect of derivatives designated as hedging instruments on the Consolidated Statements of Profit was as follows:

Cash Flow Hedges
(Millions of dollars)	Three Months Ended June 30, 2021
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI	Classification	Amount of Gains (Losses) Reclassified from AOCI	Amount of the line items in the Consolidated Statements of Profit
Interest rate contracts	$1	Interest expense	$(6)	$116
Cross currency contracts	(38)	Other income (expense)	(32)	(1)
		Interest expense	—	116
	$(37)		$(38)

	Three Months Ended June 30, 2020
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI	Classification	Amount of Gains (Losses) Reclassified from AOCI	Amount of the line items in the Consolidated Statements of Profit
Interest rate contracts	$(9)	Interest expense	$(19)	$150
Cross currency contracts	(35)	Other income (expense)	(43)	(6)
		Interest expense	9	150
	$(44)		$(53)

	Six Months Ended June 30, 2021
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI	Classification	Amount of Gains (Losses) Reclassified from AOCI	Amount of the line items in the Consolidated Statements of Profit
Interest rate contracts	$1	Interest expense	$(16)	$241
Cross currency contracts	81	Other income (expense)	80	(9)
		Interest expense	2	241
	$82		$66

	Six Months Ended June 30, 2020
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI	Classification	Amount of Gains (Losses) Reclassified from AOCI	Amount of the line items in the Consolidated Statements of Profit
Interest rate contracts	$(24)	Interest expense	$(24)	$325
Cross currency contracts	66	Other income (expense)	28	(16)
		Interest expense	20	325
	$42		$24

As of June 30, 2021, $15 million of deferred net losses, net of tax, included in equity (AOCI in the Consolidated Statements of Financial Position), related to our cash flow hedges, are expected to be reclassified to earnings over the next twelve months. The actual amount recorded in earnings will vary based on interest rates and exchange rates at the time the hedged transactions impact earnings.

UNAUDITED

The effect of derivatives not designated as hedging instruments on the Consolidated Statements of Profit was as follows:

(Millions of dollars)		Three Months Ended June 30,
	Classification	2021	2020
Foreign exchange contracts	Other income (expense)	$(57)	$(24)
Cross currency contracts	Other income (expense)	(1)	1
		$(58)	$(23)

		Six Months Ended June 30,
	Classification	2021	2020
Foreign exchange contracts	Other income (expense)	$28	$75
Cross currency contracts	Other income (expense)	—	10
		$28	$85

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

Collateral is generally not required of the counterparties or us under the master netting agreements. As of June 30, 2021 and December 31, 2020, no cash collateral was received or pledged under the master netting agreements.

The effect of net settlement provisions of the master netting agreements on our derivative balances upon an event of default or a termination event was as follows:

(Millions of dollars)	June 30, 2021	December 31, 2020
Derivative Assets
Gross Amount of Recognized Assets	$136	$85
Gross Amounts Offset	—	—
Net Amount of Assets(1)	136	85
Gross Amounts Not Offset	(55)	(57)
Net Amount	$81	$28

Derivative Liabilities
Gross Amount of Recognized Liabilities	$(80)	$(260)
Gross Amounts Offset	—	—
Net Amount of Liabilities(1)	(80)	(260)
Gross Amounts Not Offset	55	57
Net Amount	$(25)	$(203)

(1) As presented in the Consolidated Statements of Financial Position.

UNAUDITED

5.Accumulated Other Comprehensive Income (Loss)

We present Comprehensive income (loss) and its components in the Consolidated Statements of Comprehensive Income. Changes in Accumulated other comprehensive income (loss) included in the Consolidated Statements of Changes in Shareholder’s Equity consisted of the following:

(Millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Foreign currency translation
Balance at beginning of period	$(670)	$(1,083)	$(551)	$(777)
Gains (losses) on foreign currency translation	62	115	(32)	(179)
Less: Tax provision/(benefit)	(7)	(11)	18	1
Net gains (losses) on foreign currency translation	69	126	(50)	(180)
Other comprehensive income (loss), net of tax	69	126	(50)	(180)
Balance at end of period	$(601)	$(957)	$(601)	$(957)

Derivative financial instruments
Balance at beginning of period	$(33)	$(62)	$(44)	$(68)
Gains (losses) deferred	(37)	(44)	82	42
Less: Tax provision/(benefit)	(9)	(9)	16	10
Net gains (losses) deferred	(28)	(35)	66	32
(Gains) losses reclassified to earnings	38	53	(66)	(24)
Less: Tax (provision)/benefit	9	11	(12)	(5)
Net (gains) losses reclassified to earnings	29	42	(54)	(19)
Other comprehensive income (loss), net of tax	1	7	12	13
Balance at end of period	$(32)	$(55)	$(32)	$(55)

Total Accumulated other comprehensive income (loss) at end of period	$(633)	$(1,012)	$(633)	$(1,012)

The effect of the reclassifications out of Accumulated other comprehensive income (loss) on the Consolidated Statements of Profit was as follows:

(Millions of dollars)		Three Months Ended June 30,		Six Months Ended June 30,
Derivative financial instruments	Classification of income (expense)	2021	2020	2021	2020
Cross currency contracts	Other income (expense)	$(32)	$(43)	$80	$28
Cross currency contracts	Interest expense	—	9	2	20
Interest rate contracts	Interest expense	(6)	(19)	(16)	(24)
Reclassifications before tax		(38)	(53)	66	24
Tax (provision) benefit		9	11	(12)	(5)
Total reclassifications from Accumulated other comprehensive income (loss)		$(29)	$(42)	$54	$19

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
◦The net gain or loss from interest rate derivatives is excluded from segment reporting.

UNAUDITED

Supplemental segment data and reconciliations to consolidated external reporting for the three months ended June 30 was as follows:

(Millions of dollars) 2021	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at June 30, 2021	Capital expenditures
North America	$348	$102	$64	$134	$3	$15,159	$266
EAME	68	(6)	5	15	32	5,245	17
Asia/Pacific	93	49	25	2	—	4,576	2
Latin America	50	18	15	2	4	2,533	1
Caterpillar Power Finance	14	19	3	—	(12)	1,120	—
Mining	71	39	10	34	(16)	2,686	74
Total Segments	644	221	122	187	11	31,319	360
Unallocated	4	(75)	45	—	—	1,518	—
Timing	(2)	2	—	—	—	13	—
Methodology	—	41	(51)	—	—	(78)	—
Inter-segment Eliminations (1)	—	—	—	—	—	(231)	—
Total	$646	$189	$116	$187	$11	$32,541	$360

2020	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at December 31, 2020	Capital expenditures
North America	$356	$62	$87	$139	$25	$14,749	$221
EAME	63	14	10	15	6	4,981	9
Asia/Pacific	82	39	23	3	7	4,585	2
Latin America	48	2	21	3	12	2,621	1
Caterpillar Power Finance	17	(10)	6	—	18	1,308	—
Mining	75	(1)	14	34	18	2,575	18
Total Segments	641	106	161	194	86	30,819	251
Unallocated	6	(64)	46	—	—	1,576	5
Timing	(6)	(1)	—	—	—	12	—
Methodology	—	48	(57)	—	—	(152)	—
Inter-segment Eliminations (1)	—	—	—	—	—	(264)	—
Total	$641	$89	$150	$194	$86	$31,991	$256

 (1) Elimination is primarily related to intercompany loans.

UNAUDITED

Supplemental segment data and reconciliations to consolidated external reporting for the six months ended June 30 was as follows:

(Millions of dollars) 2021	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at June 30, 2021	Capital expenditures
North America	$695	$201	$133	$271	$4	$15,159	$444
EAME	135	24	10	30	28	5,245	27
Asia/Pacific	185	100	48	4	—	4,576	5
Latin America	97	34	29	4	7	2,533	8
Caterpillar Power Finance	27	30	7	1	(19)	1,120	—
Mining	142	57	20	69	(19)	2,686	100
Total Segments	1,281	446	247	379	1	31,319	584
Unallocated	9	(147)	95	—	—	1,518	4
Timing	(5)	3	—	—	—	13	—
Methodology	—	83	(101)	—	—	(78)	—
Inter-segment Eliminations (1)	—	—	—	—	—	(231)	—
Total	$1,285	$385	$241	$379	$1	$32,541	$588

2020	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at December 31, 2020	Capital expenditures
North America	$738	$137	$181	$283	$47	$14,749	$441
EAME	133	30	23	31	13	4,981	13
Asia/Pacific	168	75	50	5	14	4,585	5
Latin America	101	8	44	6	19	2,621	4
Caterpillar Power Finance	37	(9)	14	—	23	1,308	—
Mining	156	7	31	70	31	2,575	34
Total Segments	1,333	248	343	395	147	30,819	497
Unallocated	15	(134)	102	—	—	1,576	6
Timing	(12)	(2)	—	—	—	12	—
Methodology	—	104	(120)	—	—	(152)	—
Inter-segment Eliminations (1)	—	—	—	—	—	(264)	—
Total	$1,336	$216	$325	$395	$147	$31,991	$503

(1) Elimination is primarily related to intercompany loans.

UNAUDITED

7.Commitments and Contingent Liabilities

Guarantees
We provide credit guarantees and residual value guarantees to third parties for financing and leasing associated with Caterpillar machinery. In addition, we provide standby letters of credit issued to third parties on behalf of our customers. These guarantees and standby letters of credit have varying terms and beneficiaries and are generally secured by customer assets.

No significant loss has been experienced or is anticipated under any of these guarantees. At June 30, 2021 and December 31, 2020, the related recorded liability was less than $1 million. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees was $40 million at June 30, 2021 and December 31, 2020.

We provide guarantees to purchase certain loans of Caterpillar dealers from a special-purpose corporation (SPC) that qualifies as a VIE (see Note 1 for additional information regarding the accounting guidance on the consolidation of VIEs). The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers. This SPC issues commercial paper and uses the proceeds to fund its loan program. We have a loan purchase agreement with the SPC that obligates us to purchase certain loans that are not paid at maturity. We receive a fee for providing this guarantee. We are the primary beneficiary of the SPC as our guarantees result in us having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses and therefore we have consolidated the financial statements of the SPC. As of June 30, 2021 and December 31, 2020, the SPC’s assets of $966 million and $1.03 billion, respectively, were primarily comprised of loans to dealers, which are included in Finance receivables, net in the Consolidated Statements of Financial Position, and the SPC’s liabilities of $965 million and $1.03 billion, respectively, were primarily comprised of commercial paper, which is included in Short-term borrowings in the Consolidated Statements of Financial Position. The assets of the SPC are not available to pay our creditors. We may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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

Derivative financial instruments are measured on a recurring basis at fair value and are classified as Level 2 measurements. We had derivative financial instruments included in our Consolidated Statements of Financial Position in a net asset position of $56 million and a net liability position of $175 million as of June 30, 2021 and December 31, 2020, respectively.

Loans measured at fair value
Certain loans are subject to measurement at fair value on a nonrecurring basis and are classified as Level 3 measurements. A loan is measured at fair value when management determines that collection of contractual amounts due is not probable and the loan is individually evaluated. In these cases, an allowance for credit losses may be established based either on the present value of expected future cash flows discounted at the receivables’ effective interest rate, the fair value of the collateral for collateral-dependent receivables or the observable market price of the receivable. In determining collateral value, we estimate the current fair market value of the collateral less selling costs. We had loans carried at fair value of $157 million and $243 million as of June 30, 2021 and December 31, 2020, respectively.

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
Short-term borrowings – carrying amount approximates fair value.
Long-term debt – we estimate fair value for fixed and floating-rate debt based on quoted market prices.

Fair values of our financial instruments were as follows:

(Millions of dollars)	June 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Cash and cash equivalents	$639	$639	$411	$411	1
Restricted cash and cash equivalents(1)	$10	$10	$14	$14	1
Finance receivables, net (excluding finance leases(2))	$18,961	$19,112	$18,599	$18,910	3	Note 3
Interest rate contracts:
In a receivable position	$38	$38	$59	$59	2	Note 4
In a payable position	$(8)	$(8)	$(5)	$(5)	2	Note 4
Cross currency contracts:
In a receivable position	$54	$54	$9	$9	2	Note 4
In a payable position	$(54)	$(54)	$(148)	$(148)	2	Note 4
Foreign exchange contracts:
In a receivable position	$44	$44	$17	$17	2	Note 4
In a payable position	$(18)	$(18)	$(107)	$(107)	2	Note 4
Short-term borrowings	$(3,421)	$(3,421)	$(2,005)	$(2,005)	1
Long-term debt	$(24,358)	$(24,811)	$(23,979)	$(24,614)	2

(1) Included in Other assets in the Consolidated Statements of Financial Position.
(2) Represents finance leases and failed sale leasebacks of $8.18 billion and $7.98 billion as of June 30, 2021 and December 31, 2020, respectively.

9.Income Taxes

The provision for income taxes reflected an estimated annual tax rate of 25 percent in the second quarter of 2021, compared with 27 percent in the second quarter of 2020. The decrease in the estimated annual tax rate was primarily due to changes in the geographic mix of profits.

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

OVERVIEW

We reported second-quarter 2021 revenues of $646 million, an increase of $5 million, or 1 percent, compared with the second quarter of 2020. Second-quarter 2021 profit was $142 million, an increase of $83 million, or 141 percent, compared with the second quarter of 2020.

The increase in revenues was primarily due to a $17 million favorable impact from returned or repossessed equipment and a $7 million favorable impact from higher average earning assets, partially offset by an $18 million unfavorable impact from lower average financing rates.

Second-quarter 2021 profit before income taxes was $189 million, an increase of $100 million, or 112 percent, compared with the second quarter of 2020. The increase was primarily due to a $75 million decrease in provision for credit losses, a $25 million increase in net yield on average earning assets and a $17 million favorable impact from returned or repossessed equipment. These favorable impacts were partially offset by a $31 million increase in general, operating and administrative expenses, mostly due to higher short-term incentive compensation expense.

The provision for income taxes reflected an estimated annual tax rate of 25 percent in the second quarter of 2021, compared with 27 percent in the second quarter of 2020.

During the second quarter of 2021, retail new business volume was $3.52 billion, an increase of $786 million, or 29 percent, from the second quarter of 2020. The increase was mainly driven by higher volume in North America, EAME and Mining, partially offset by a decrease in Caterpillar Power Finance.

At the end of the second quarter of 2021, past dues were 2.58 percent, compared with 3.74 percent at the end of the second quarter of 2020. Past dues decreased across all portfolio segments as global markets generally improved. Write-offs, net of recoveries, were $54 million for the second quarter of 2021, compared with $30 million for the second quarter of 2020. As of June 30, 2021, the allowance for credit losses totaled $402 million, or 1.46 percent of finance receivables, compared with $441 million, or 1.64 percent of finance receivables, at March 31, 2021. The allowance for credit losses at year-end 2020 was $479 million, or 1.77 percent of finance receivables.

Response to COVID-19 and Global Business Conditions
We continue to implement safeguards in our facilities to protect team members, including increased frequency of cleaning and disinfecting, social distancing practices and other measures consistent with specific governmental requirements and guidance from health authorities. We are monitoring the recent emergence of the Delta variant of COVID-19 around the world while remaining focused on portfolio health and continuing to provide qualified customers and dealers with new loans and leases to support their current and future business needs.

UNAUDITED

SECOND QUARTER 2021 COMPARED WITH SECOND QUARTER 2020

Consolidated Total Revenues

The chart above graphically illustrates reasons for the change in consolidated total revenues between second quarter 2020 (at left) and second quarter 2021 (at right). Items favorably impacting total revenues appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting total revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Retail revenue for the second quarter of 2021 was $303 million, a decrease of $4 million from the same period in 2020. The decrease was due to a $12 million unfavorable impact from lower interest rates on retail finance receivables, partially offset by an $8 million favorable impact from higher average earning assets. For the quarter ended June 30, 2021, retail average earning assets were $22.95 billion, an increase of $521 million from the same period in 2020. The annualized average yield was 5.28 percent for the second quarter of 2021, compared with 5.47 percent for the second quarter of 2020.

Operating lease revenue for the second quarter of 2021 was $238 million, a decrease of $9 million from the same period in 2020. The decrease was primarily due to a $9 million unfavorable impact from lower average earning assets.

Wholesale revenue for the second quarter of 2021 was $82 million, a decrease of $2 million from the same period in 2020. The decrease was due to a $2 million unfavorable impact from lower average earning assets. For the quarter ended June 30, 2021, wholesale average earning assets were $4.38 billion, a decrease of $126 million from the same period in 2020. The annualized average yield was 7.45 percent for the second quarter of 2021, compared with 7.47 percent for the second quarter of 2020.

Other revenue, net items were as follows:

(Millions of dollars)	Three Months Ended June 30,
	2021	2020	Change
Finance receivable and operating lease fees (including late charges)	$15	$11	$4
Interest income on Notes receivable from Caterpillar	3	4	(1)
Net gain (loss) on returned or repossessed equipment	3	(14)	17
Miscellaneous other revenue, net	2	2	—
Total Other revenue, net	$23	$3	$20

There was a $19 million favorable impact from currency on revenues in the second quarter of 2021. Currency represents the net translation impact resulting from changes in foreign currency exchange rates versus the U.S. dollar and is included in all financial statement line items and each of the items included in the above analysis.

UNAUDITED

Consolidated Profit Before Income Taxes

(1) Analysis excludes $4 million and $5 million in offsetting revenues and expenses for property taxes on operating leases for the second quarter of 2021 and 2020, respectively.
The chart above graphically illustrates reasons for the change in consolidated profit before income taxes between second quarter 2020 (at left) and second quarter 2021 (at right). Items favorably impacting profit before income taxes appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting profit before income taxes appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Second-quarter 2021 profit before income taxes was $189 million, compared with $89 million for the second quarter of 2020. The increase was primarily due to a $75 million decrease in provision for credit losses, a $25 million increase in net yield on average earning assets and a $17 million favorable impact from returned or repossessed equipment. These favorable impacts were partially offset by a $31 million increase in general, operating and administrative expenses, mostly due to higher short-term incentive compensation expense.

There was a $12 million favorable impact from currency on profit before income taxes in the second quarter of 2021. Currency represents the net translation impact resulting from changes in foreign currency exchange rates versus the U.S. dollar and is included in all financial statement line items and each of the items included in the above analysis.

Provision for Income Taxes
The provision for income taxes reflected an estimated annual tax rate of 25 percent in the second quarter of 2021, compared with 27 percent in the second quarter of 2020.

UNAUDITED

SIX MONTHS ENDED JUNE 30, 2021 VS. SIX MONTHS ENDED JUNE 30, 2020

Consolidated Total Revenues

The chart above graphically illustrates reasons for the change in consolidated total revenues between June YTD 2020 (at left) and June YTD 2021 (at right). Items favorably impacting total revenues appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting total revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Retail revenue for the first six months of 2021 was $606 million, a decrease of $30 million from the same period in 2020. The decrease was due to a $37 million unfavorable impact from lower interest rates on retail finance receivables, partially offset by a $7 million favorable impact from higher average earning assets. For the six months ended June 30, 2021, retail average earning assets were $22.84 billion, an increase of $255 million from the same period in 2020. The annualized average yield was 5.31 percent for the first six months of 2021, compared with 5.63 percent for the same period in 2020.

Operating lease revenue for the first six months of 2021 was $482 million, a decrease of $22 million from the same period in 2020. The decrease was primarily due to a $23 million unfavorable impact from lower average earning assets.

Wholesale revenue for the first six months of 2021 was $160 million, a decrease of $23 million from the same period in 2020. The decrease was due to a $16 million unfavorable impact from lower average earning assets and a $7 million unfavorable impact from lower interest rates on wholesale finance receivables. For the six months ended June 30, 2021, wholesale average earning assets were $4.24 billion, a decrease of $415 million from the same period in 2020. The annualized average yield was 7.54 percent for the first six months of 2021, compared with 7.88 percent for the same period in 2020.

Other revenue, net items were as follows:

(Millions of dollars)	Six Months Ended June 30,
	2021	2020	Change
Finance receivable and operating lease fees (including late charges)	$28	$24	$4
Interest income on Notes receivable from Caterpillar	7	7	—
Net loss on returned or repossessed equipment	(3)	(23)	20
Miscellaneous other revenue, net	5	5	—
Total Other revenue, net	$37	$13	$24

There was a $28 million favorable impact from currency on revenues in the first six months of 2021. Currency represents the net translation impact resulting from changes in foreign currency exchange rates versus the U.S. dollar and is included in all financial statement line items and each of the items included in the above analysis.

UNAUDITED

Consolidated Profit Before Income Taxes

(1) Analysis excludes $9 million and $10 million in offsetting revenues and expenses for property taxes on operating leases for June YTD 2021 and 2020, respectively.
The chart above graphically illustrates reasons for the change in consolidated profit before income taxes between June YTD 2020 (at left) and June YTD 2021 (at right). Items favorably impacting profit before income taxes appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting profit before income taxes appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Profit before income taxes was $385 million for the first six months of 2021, compared with $216 million for the same period in 2020. The increase was primarily due to a $146 million decrease in provision for credit losses, a $34 million increase in net yield on average earning assets and a $20 million favorable impact from returned or repossessed equipment. These favorable impacts were partially offset by a $44 million increase in general, operating and administrative expenses, mostly due to higher short-term incentive compensation expense.

There was a $17 million favorable impact from currency on profit before income taxes in the first six months of 2021. Currency represents the net translation impact resulting from changes in foreign currency exchange rates versus the U.S. dollar and is included in all financial statement line items and each of the items included in the above analysis.

Provision for Income Taxes
The provision for income taxes reflected an estimated annual tax rate of 25 percent for the first six months of 2021, compared with 27 percent for the same period in 2020.

UNAUDITED

Finance Receivables and Equipment on Operating Leases

New Business Volume

(Millions of dollars)	Six Months Ended June 30,
	2021	2020	Change
New retail financing	$5,736	$4,540	$1,196
New operating lease activity	597	510	87
New wholesale financing	19,920	16,924	2,996
Total	$26,253	$21,974	$4,279

New retail financing increased due to higher volume in North America, EAME, Asia/Pacific and Mining, partially offset by decreases in Caterpillar Power Finance and Latin America. New operating lease activity (which is substantially related to retail) increased due to higher rentals of Cat equipment mostly in Mining. New wholesale financing increased primarily due to higher purchases of trade receivables from Caterpillar.

Total Managed Portfolio
We define total portfolio as Finance receivables, net plus Equipment on operating leases, net. We also manage and service receivables and leases that have been sold by us to third parties with limited or no recourse in order to mitigate our concentration of credit risk with certain customers. These assets are not available to pay our creditors. Total managed portfolio was as follows:

(Millions of dollars)	June 30, 2021	December 31, 2020	Change
Finance receivables, net	$27,136	$26,575	$561
Equipment on operating leases, net	3,217	3,366	(149)
Total portfolio	$30,353	$29,941	$412

Retail loans, net	$116	$139	$(23)
Retail leases, net	28	56	(28)
Operating leases	27	24	3
Total off-balance sheet managed assets	$171	$219	$(48)

Total managed portfolio	$30,524	$30,160	$364

Total Portfolio Metrics
At the end of the second quarter of 2021, past dues were 2.58 percent, compared with 3.74 percent at the end of the second quarter of 2020. Past dues decreased across all portfolio segments as global markets generally improved. Total non-performing finance receivables, which represent finance receivables currently on non-accrual status, were $430 million and $567 million at June 30, 2021 and December 31, 2020, respectively. Total non-performing finance receivables as a percentage of our finance receivables were 1.56 percent and 2.10 percent at June 30, 2021 and December 31, 2020, respectively.

Our allowance for credit losses as of June 30, 2021 was $402 million, or 1.46 percent of finance receivables, compared with $479 million, or 1.77 percent, as of December 31, 2020. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and economic forecasts. We believe our allowance is sufficient to provide for losses over the remaining life of our finance receivable portfolio as of June 30, 2021.

UNAUDITED

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity provide us with the ability to meet our financial obligations on a timely basis. Maintaining and managing adequate capital and liquidity resources includes management of funding sources and their utilization based on current, future and contingent needs. Throughout the second quarter of 2021, we experienced favorable liquidity conditions. We ended the second quarter of 2021 with $639 million of cash, an increase of $228 million from year-end 2020. Our cash balances are held in numerous locations throughout the world with approximately $182 million held by our non-U.S. subsidiaries. Amounts held by non-U.S. subsidiaries are available for general corporate use and could be used in the U.S. without incurring significant additional U.S. taxes. We expect to meet our U.S. funding needs without repatriating undistributed profits that are indefinitely reinvested outside the U.S.

BORROWINGS
Borrowings consist primarily of medium-term notes and commercial paper, the combination of which is used to manage interest rate risk and funding requirements.

We receive debt ratings from the major credit rating agencies. Moody’s, Fitch and S&P maintain a “mid-A” debt rating. A downgrade of our debt ratings by any of the major credit rating agencies would result in increased borrowing costs and could make access to certain credit markets more difficult. In the event economic conditions deteriorate such that access to debt markets becomes unavailable, we would rely on cash flows from our existing portfolio, existing cash balances, access to our committed credit facilities and other credit line facilities, and potential borrowings from Caterpillar. In addition, Caterpillar maintains a support agreement with us, which requires Caterpillar to remain our sole owner and may, under certain circumstances, require Caterpillar to make payments to us should we fail to maintain certain financial ratios.

Total borrowings outstanding as of June 30, 2021 were $27.80 billion, an increase of $795 million over December 31, 2020. Outstanding borrowings were as follows:

(Millions of dollars)	June 30, 2021	December 31, 2020
Medium-term notes, net	$23,937	$23,550
Commercial paper, net of unamortized discount	2,863	1,321
Bank borrowings and other – long-term	421	429
Bank borrowings and other – short-term	215	307
Variable denomination floating rate demand notes	343	377
Notes payable to Caterpillar	22	1,022
Total outstanding borrowings	$27,801	$27,006

Medium-term notes
We issue medium-term unsecured notes through securities dealers or underwriters in the U.S., Canada, Europe, Australia, Japan, Hong Kong, and China to both retail and institutional investors. These notes are offered in several currencies and with a variety of maturities. These notes are senior unsecured obligations of the Company. Medium-term notes issued totaled $4.35 billion and redeemed totaled $3.95 billion for the six months ended June 30, 2021. Medium-term notes, net outstanding as of June 30, 2021 mature as follows:

(Millions of dollars)
2021	$3,642
2022	7,473
2023	5,133
2024	4,246
2025	1,613
Thereafter	1,801
Fair value adjustments	29
Total	$23,937

UNAUDITED

Commercial paper
We issue unsecured commercial paper in the U.S., Europe and other international capital markets. These short-term promissory notes are issued on a discounted basis and are payable at maturity. As of June 30, 2021, there was $2.86 billion outstanding in commercial paper.

Revolving credit facilities
As of June 30, 2021, we had three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and us for general liquidity purposes. Based on management’s allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of June 30, 2021 was $7.75 billion. Information on our Credit Facility is as follows:

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

At June 30, 2021, Caterpillar’s consolidated net worth was $16.93 billion, which was above the $9.00 billion required under the Credit Facility. The consolidated net worth is defined in the Credit Facility as the consolidated shareholders’ equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).

At June 30, 2021, our covenant interest coverage ratio was 2.19 to 1. This was above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense, calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at June 30, 2021, our six-month covenant leverage ratio was 6.94 to 1. This was below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event that either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants. Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At June 30, 2021, there were no borrowings under the Credit Facility.

Bank borrowings
Available credit lines with banks as of June 30, 2021 totaled $3.08 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements. We may guarantee subsidiary borrowings under these lines. As of June 30, 2021, we had $635 million outstanding against these credit lines and were in compliance with all debt covenants under these credit lines. The remaining available credit commitments may be withdrawn any time at the lenders’ discretion.

Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction. We do not hold reserves to fund the payment of the demand notes. The notes are offered on a continuous basis. As of June 30, 2021, there were $343 million of variable denomination floating rate demand notes outstanding. The maximum amount of variable denomination floating rate demand notes that we may have outstanding at any time may not exceed $1.25 billion.

UNAUDITED

Notes receivable from/payable to Caterpillar
Under our variable amount and term lending agreements and other notes receivable with Caterpillar, we may borrow up to $2.41 billion from Caterpillar and Caterpillar may borrow up to $1.74 billion from us. The variable amount lending agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice. The term lending agreements have remaining maturities ranging up to ten years. We had notes payable of $22 million and notes receivable of $378 million outstanding under these agreements as of June 30, 2021.

OFF-BALANCE SHEET ARRANGEMENTS
We have potential payment exposure for guarantees issued to third parties totaling $40 million as of June 30, 2021.

CASH FLOWS
Operating cash flow was $536 million in the first six months of 2021, compared with $583 million for the same period in 2020. Net cash used for investing activities was $784 million for the first six months of 2021, compared with net cash provided of $801 million for the same period in 2020. The change was primarily due to portfolio related activity. Net cash provided by financing activities was $464 million for the first six months of 2021, compared with net cash used of $1.43 billion for the same period in 2020. The change was primarily due to higher portfolio funding requirements.

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

Cat Financial’s actual results may differ materially from those described or implied in our forward-looking statements based on a number of factors, including, but not limited to: (i) government monetary or fiscal policies; (ii) political and economic risks, commercial instability and events beyond our control in the countries in which we operate; (iii) demand for Caterpillar products; (iv) our ability to develop, produce and market quality products that meet our customers’ needs; (v) information technology security threats and computer crime; (vi) disruptions or volatility in global financial markets limiting our sources of liquidity or the liquidity of our customers, dealers and suppliers; (vii) failure to maintain our credit ratings and potential resulting increases to our cost of borrowing and adverse effects on our cost of funds, liquidity, competitive position and access to capital markets; (viii) changes in interest rates, currency fluctuations or market liquidity conditions; (ix) an increase in delinquencies, repossessions or net losses of our customers; (x) our compliance with financial and other restrictive covenants in debt agreements; (xi) alleged or actual violations of trade or anti-corruption laws and regulations; (xii) additional tax expense or exposure; (xiii) new regulations or changes in financial services regulations; (xiv) residual values of leased equipment; (xv) marketing, operational or administrative support received from Caterpillar; (xvi) changes in accounting guidance; (xvii) the ongoing global coronavirus pandemic; and (xviii) other factors described in more detail under the section entitled “Part I - Item 1A. Risk Factors” of Cat Financial's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as such factors may be updated from time to time in Cat Financial's periodic filings with the Securities and Exchange Commission.

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

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the second quarter of 2021 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

UNAUDITED

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Disclosure Required Pursuant to Section 13(r) of the Securities Exchange Act of 1934. During the second quarter ended June 30, 2021, Caterpillar Eurasia LLC, one of our affiliates, engaged in limited transactions or dealings with the Federal Security Service of Russia (the “FSB”). Specifically, Caterpillar Eurasia LLC, from time to time, directly or indirectly, makes required submissions to and receives regulatory authorizations from the FSB related to the importation of software used in the on-board telematics and control systems of Caterpillar machines that are imported into Russia. Caterpillar Eurasia LLC did not generate any net revenue or net profits from such approval activity and does not make any sales to or have other dealings with the FSB. Caterpillar Eurasia LLC plans to continue these activities as long as it remains lawful to do so.

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

Caterpillar Financial Services Corporation

Date:	August 4, 2021	/s/David T. Walton
David T. Walton, President, Director and Chief Executive Officer

Date:	August 4, 2021	/s/Patrick T. McCartan
Patrick T. McCartan, Executive Vice President and Chief Financial Officer

Date:	August 4, 2021	/s/James M. Rooney
James M. Rooney, Secretary

Date:	August 4, 2021	/s/Jeffry D. Everett
Jeffry D. Everett, Controller