Form 10-Q
period 2021-09-30
CATERPILLAR FINANCIAL SERVICES CORP
filed 2021-11-03
CIK 764764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Yes ☐ No ☒

As of November 3, 2021, one share of common stock of the registrant was outstanding, which is owned by Caterpillar Inc.

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

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF PROFIT
(Unaudited)
(Dollars in Millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenues:
Retail finance	$297	$306	$903	$942
Operating lease	229	214	711	718
Wholesale finance	77	75	237	258
Other, net	31	3	68	16
Total revenues	634	598	1,919	1,934

Expenses:
Interest	110	137	351	462
Depreciation on equipment leased to others	191	169	570	564
General, operating and administrative	127	108	382	320
Provision for credit losses	59	70	60	217
Other	9	8	24	33
Total expenses	496	492	1,387	1,596

Other income (expense)	(7)	(10)	(16)	(26)

Profit before income taxes	131	96	516	312

Provision for income taxes	27	44	124	102

Profit of consolidated companies	104	52	392	210

Less: Profit attributable to noncontrolling interests	3	4	9	13

Profit(1)	$101	$48	$383	$197

(1) Profit attributable to Caterpillar Financial Services Corporation.

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Profit of consolidated companies	$104	$52	$392	$210

Other comprehensive income (loss), net of tax (Note 5):
Foreign currency translation	(137)	150	(185)	(32)
Derivative financial instruments	9	8	21	21
Total Other comprehensive income (loss), net of tax	(128)	158	(164)	(11)

Comprehensive income (loss)	(24)	210	228	199

Less: Comprehensive income (loss) attributable to the noncontrolling interests	1	9	9	16

Comprehensive income (loss) attributable to Caterpillar Financial Services Corporation	$(25)	$201	$219	$183

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in Millions, except share data)

	September 30, 2021	December 31, 2020
Assets:
Cash and cash equivalents	$648	$411
Finance receivables, net of Allowance for credit losses of $378 and $479	26,395	26,575
Notes receivable from Caterpillar	383	356
Equipment on operating leases, net	3,177	3,366
Other assets	1,121	1,283
Total assets	$31,724	$31,991

Liabilities and shareholder’s equity:
Payable to dealers and others	$144	$144
Payable to Caterpillar - borrowings and other	115	1,087
Accrued expenses	209	400
Short-term borrowings	3,247	2,005
Current maturities of long-term debt	6,335	7,729
Long-term debt	17,395	16,250
Other liabilities	910	885
Total liabilities	28,355	28,500

Commitments and contingent liabilities (Note 7)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid-in amount)	745	745
Additional paid-in capital	2	2
Retained earnings	3,175	3,142
Accumulated other comprehensive income (loss)	(759)	(595)
Noncontrolling interests	206	197
Total shareholder’s equity	3,369	3,491

Total liabilities and shareholder’s equity	$31,724	$31,991

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(Unaudited)
(Dollars in Millions)

Three Months Ended September 30, 2020	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance at June 30, 2020	$745	$2	$3,298	$(1,012)	$179	$3,212
Profit of consolidated companies			48		4	52
Foreign currency translation, net of tax				145	5	150
Derivative financial instruments, net of tax				8		8
Balance at September 30, 2020	$745	$2	$3,346	$(859)	$188	$3,422

Three Months Ended September 30, 2021
Balance at June 30, 2021	$745	$2	$3,074	$(633)	$205	$3,393
Profit of consolidated companies			101		3	104
Foreign currency translation, net of tax				(135)	(2)	(137)
Derivative financial instruments, net of tax				9		9
Balance at September 30, 2021	$745	$2	$3,175	$(759)	$206	$3,369

Nine Months Ended September 30, 2020
Balance at December 31, 2019	$745	$2	$3,162	$(845)	$172	$3,236
Profit of consolidated companies			197		13	210
Foreign currency translation, net of tax				(35)	3	(32)
Derivative financial instruments, net of tax				21		21
Adjustment to adopt new accounting guidance(1)			(13)			(13)
Balance at September 30, 2020	$745	$2	$3,346	$(859)	$188	$3,422

Nine Months Ended September 30, 2021
Balance at December 31, 2020	$745	$2	$3,142	$(595)	$197	$3,491
Profit of consolidated companies			383		9	392
Dividend paid to Caterpillar			(350)			(350)
Foreign currency translation, net of tax				(185)		(185)
Derivative financial instruments, net of tax				21		21
Balance at September 30, 2021	$745	$2	$3,175	$(759)	$206	$3,369

(1) Adjustment to adopt new accounting guidance related to credit losses.

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Profit of consolidated companies	$392	$210
Adjustments for non-cash items:
Depreciation and amortization	581	575
Accretion of Caterpillar purchased receivable revenue	(226)	(235)
Provision for credit losses	60	217
Other, net	74	164
Changes in assets and liabilities:
Other assets	57	23
Payable to dealers and others	27	26
Accrued expenses	(63)	(34)
Other payables with Caterpillar	9	(24)
Other liabilities	25	8
Net cash provided by operating activities	936	930

Cash flows from investing activities:
Expenditures for equipment on operating leases	(889)	(772)
Capital expenditures - excluding equipment on operating leases	(10)	(11)
Proceeds from disposals of equipment	767	436
Additions to finance receivables	(10,292)	(10,234)
Collections of finance receivables	9,949	10,828
Net changes in Caterpillar purchased receivables	100	971
Proceeds from sales of receivables	44	37
Net change in variable lending to Caterpillar	3	2
Additions to other notes receivable from Caterpillar	(75)	(75)
Collections of other notes receivable from Caterpillar	45	19
Settlements of undesignated derivatives	(68)	(59)
Other, net	1	—
Net cash provided by (used for) investing activities	(425)	1,142

Cash flows from financing activities:
Net change in variable lending from Caterpillar	(1,000)	(597)
Proceeds from debt issued (original maturities greater than three months)	6,437	7,427
Payments on debt issued (original maturities greater than three months)	(6,710)	(6,771)
Short-term borrowings, net (original maturities three months or less)	1,334	(2,133)
Dividend paid to Caterpillar	(350)	—
Net cash provided by (used for) financing activities	(289)	(2,074)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	4	(11)

Increase (decrease) in cash, cash equivalents and restricted cash	226	(13)
Cash, cash equivalents and restricted cash at beginning of year(1)	425	695
Cash, cash equivalents and restricted cash at end of period(1)	$651	$682

(1) As of September 30, 2021 and December 31, 2020, restricted cash, which is included in Other assets in the Consolidated Statements of Financial Position, was $3 million and $14 million, respectively. Restricted cash primarily includes cash related to syndication activities.

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Notes to Consolidated Financial Statements
(Unaudited)

1.Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated profit for the three and nine months ended September 30, 2021 and 2020, (b) the consolidated comprehensive income for the three and nine months ended September 30, 2021 and 2020, (c) the consolidated financial position at September 30, 2021 and December 31, 2020, (d) the consolidated changes in shareholder’s equity for the three and nine months ended September 30, 2021 and 2020 and (e) the consolidated cash flows for the nine months ended September 30, 2021 and 2020. The preparation of financial statements, in conformity with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), requires management to make estimates and assumptions that affect the reported amounts. Significant estimates include residual values for leased assets, allowance for credit losses and income taxes. Actual results may differ from these estimates.

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
2.New Accounting Pronouncements

A.Adoption of New Accounting Standards

Reference rate reform (Accounting Standards Update (ASU) 2020-04) – In March 2020, the Financial Accounting Standards Board (FASB) issued accounting guidance to ease the potential burden in accounting for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance is optional and may be elected over time as reference rate reform activities occur between March 12, 2020 through December 31, 2022. In January 2021, we elected to adopt optional expedients impacting our derivative instruments. In addition, in October 2021, we elected to adopt optional expedients for contract modifications. The adoption of the optional expedients will not have a material impact on our financial statements.

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

UNAUDITED

3.Finance Receivables

A summary of finance receivables included in the Consolidated Statements of Financial Position was as follows:

(Millions of dollars)	September 30, 2021	December 31, 2020
Retail loans, net(1)	$14,774	$15,037
Retail leases, net	7,858	7,812
Caterpillar purchased receivables, net	3,703	3,646
Wholesale loans, net(1)	424	533
Wholesale leases, net	14	26
Total finance receivables	26,773	27,054
Less: Allowance for credit losses	(378)	(479)
Total finance receivables, net	$26,395	$26,575

(1) Includes failed sale leasebacks.

Finance leases
Revenues from finance leases were $120 million and $124 million for the three months ended September 30, 2021 and 2020, respectively, and $365 million and $368 million for the nine months ended September 30, 2021 and 2020, respectively, and are included in retail and wholesale finance revenue in the Consolidated Statements of Profit. The residual values for finance leases are included in Finance receivables, net in the Consolidated Statements of Financial Position. Residual value adjustments are recognized through a reduction of finance revenue over the remaining lease term.

Allowance for credit losses

Portfolio segments
A portfolio segment is the level at which we develop a systematic methodology for determining our allowance for credit losses. Our portfolio segments and related methods for estimating expected credit losses are as follows:

Customer
We provide loans and finance leases to end-user customers primarily for the purpose of financing new and used Caterpillar machinery, engines and equipment for commercial use, the majority of which operate in construction-related industries. We also provide financing for vehicles, power generation facilities and marine vessels that, in most cases, incorporate Caterpillar products. The average original term of our customer finance receivable portfolio was approximately 50 months with an average remaining term of approximately 27 months as of September 30, 2021.

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

During the three and nine months ended September 30, 2021, our forecasts for the markets in which we operate reflected a general improvement in economic conditions, which had deteriorated due to the COVID-19 pandemic, resulting from a growing economy, improved unemployment rates and a decrease in delinquencies. We believe the economic forecasts employed represent reasonable and supportable forecasts, followed by a reversion to long-term trends.

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

In general, our Dealer portfolio segment has not historically experienced large increases or decreases in credit losses based on changes in economic conditions due to our close working relationships with the dealers and their financial strength. Therefore, we made no adjustments to historical loss rates during the three and nine months ended September 30, 2021.

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

In general, our Caterpillar Purchased Receivables portfolio segment has not historically experienced large increases or decreases in credit losses based on changes in economic conditions due to the short-term maturities of the receivables, our close working relationships with the dealers and their financial strength. Therefore, we made no adjustments to historical loss rates during the three and nine months ended September 30, 2021.

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

UNAUDITED

An analysis of the allowance for credit losses was as follows:

(Millions of dollars)	Three Months Ended September 30, 2021				Three Months Ended September 30, 2020
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total	Customer	Dealer	Caterpillar Purchased Receivables	Total
Beginning balance	$354	$44	$4	$402	$467	$45	$3	$515
Write-offs	(91)	—	—	(91)	(139)	—	—	(139)
Recoveries	15	—	—	15	14	—	—	14
Provision for credit losses	17	38	—	55	67	—	—	67
Other	(3)	—	—	(3)	3	—	—	3
Ending Balance	$292	$82	$4	$378	$412	$45	$3	$460

	Nine Months Ended September 30, 2021				Nine Months Ended September 30, 2020
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total	Customer	Dealer	Caterpillar Purchased Receivables	Total
Beginning balance	$431	$44	$4	$479	$375	$45	$4	$424
Adjustment to adopt new accounting guidance(1)	—	—	—	—	12	—	—	12
Write-offs	(193)	—	—	(193)	(212)	—	—	(212)
Recoveries	39	—	—	39	27	—	—	27
Provision for credit losses	20	38	—	58	213	—	(1)	212
Other	(5)	—	—	(5)	(3)	—	—	(3)
Ending Balance	$292	$82	$4	$378	$412	$45	$3	$460

Individually evaluated	$118	$78	$—	$196	$172	$39	$—	$211
Collectively evaluated	174	4	4	182	240	6	3	249
Ending Balance	$292	$82	$4	$378	$412	$45	$3	$460

Finance Receivables:
Individually evaluated	$374	$78	$—	$452	$612	$78	$—	$690
Collectively evaluated	20,328	2,290	3,703	26,321	18,637	3,609	3,545	25,791
Ending Balance	$20,702	$2,368	$3,703	$26,773	$19,249	$3,687	$3,545	$26,481

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

UNAUDITED

Customer
The tables below summarize the aging category of our amortized cost of finance receivables in the Customer portfolio segment by origination year.

(Millions of dollars)	September 30, 2021
	2021	2020	2019	2018	2017	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$3,635	$2,914	$1,675	$785	$246	$66	$167	$9,488
31-60 days past due	13	31	23	15	6	1	3	92
61-90 days past due	6	9	8	5	2	—	3	33
91+ days past due	5	17	22	12	8	5	6	75
EAME
Current	1,330	1,117	571	269	93	25	—	3,405
31-60 days past due	8	7	5	1	1	—	—	22
61-90 days past due	3	4	9	2	—	—	—	18
91+ days past due	2	15	7	5	1	24	—	54
Asia/Pacific
Current	1,210	1,086	519	159	52	8	37	3,071
31-60 days past due	9	17	15	5	2	—	—	48
61-90 days past due	3	10	7	1	—	—	—	21
91+ days past due	1	11	11	6	—	—	—	29
Mining
Current	763	392	444	231	67	164	66	2,127
31-60 days past due	2	—	8	9	3	—	—	22
61-90 days past due	—	2	—	—	—	—	—	2
91+ days past due	—	1	2	4	2	—	—	9
Latin America
Current	472	377	192	71	19	10	—	1,141
31-60 days past due	4	11	4	3	2	—	—	24
61-90 days past due	2	3	3	2	1	1	—	12
91+ days past due	—	18	8	5	5	4	—	40
Caterpillar Power Finance
Current	114	148	122	75	197	141	102	899
31-60 days past due	—	—	—	2	—	—	—	2
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	1	2	—	20	1	44	—	68
Total	$7,583	$6,192	$3,655	$1,687	$708	$493	$384	$20,702

UNAUDITED

(Millions of dollars)	December 31, 2020
	2020	2019	2018	2017	2016	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$3,780	$2,423	$1,344	$522	$212	$27	$89	$8,397
31-60 days past due	52	49	33	16	7	2	—	159
61-90 days past due	22	25	16	9	2	1	—	75
91+ days past due	14	35	31	20	9	4	2	115
EAME
Current	1,605	931	501	203	60	18	—	3,318
31-60 days past due	5	15	3	2	—	—	—	25
61-90 days past due	1	1	2	1	—	—	—	5
91+ days past due	7	7	12	4	39	43	—	112
Asia/Pacific
Current	1,583	933	412	115	32	6	32	3,113
31-60 days past due	13	23	13	6	—	—	—	55
61-90 days past due	7	11	7	1	—	—	—	26
91+ days past due	4	10	9	3	—	—	—	26
Mining
Current	515	574	289	181	92	151	137	1,939
31-60 days past due	5	—	5	1	—	—	—	11
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	11	8	2	—	—	1	22
Latin America
Current	561	348	151	48	13	34	—	1,155
31-60 days past due	3	6	4	3	—	—	—	16
61-90 days past due	1	7	6	3	2	—	—	19
91+ days past due	2	14	11	24	5	4	—	60
Caterpillar Power Finance
Current	217	199	111	273	99	117	119	1,135
31-60 days past due	—	—	6	—	—	—	—	6
61-90 days past due	—	—	—	—	—	9	—	9
91+ days past due	2	—	20	3	25	79	—	129
Total	$8,399	$5,622	$2,994	$1,440	$597	$495	$380	$19,927

Finance receivables in the Customer portfolio segment are substantially secured by collateral, primarily in the form of Caterpillar and other machinery. For those contracts where the borrower is experiencing financial difficulty, repayment of the outstanding amounts is generally expected to be provided through the operation or repossession and sale of the machinery.

Dealer
As of September 30, 2021, our total amortized cost of finance receivables within the Dealer portfolio segment was current, with the exception of $78 million that was 91+ days past due in Latin America, all of which was originated in 2017. As of December 31, 2020, our total amortized cost of finance receivables within the Dealer portfolio segment was current, with the exception of $81 million that was 91+ days past due in Latin America. Of these past due receivables, $78 million were originated in 2017 and $3 million were originated prior to 2016.

UNAUDITED

Caterpillar Purchased Receivables
The tables below summarize the aging category of our amortized cost of finance receivables in the Caterpillar Purchased Receivables portfolio segment.

(Millions of dollars)
	September 30, 2021
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables
North America	$9	$5	$3	$17	$1,939	$1,956
EAME	1	1	1	3	766	769
Asia/Pacific	1	1	—	2	520	522
Mining	—	—	—	—	—	—
Latin America	1	2	3	6	447	453
Caterpillar Power Finance	—	—	—	—	3	3
Total	$12	$9	$7	$28	$3,675	$3,703

(Millions of dollars)
	December 31, 2020
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables
North America	$14	$11	$6	$31	$1,889	$1,920
EAME	1	—	1	2	632	634
Asia/Pacific	2	1	1	4	581	585
Mining	—	—	—	—	—	—
Latin America	—	—	—	—	501	501
Caterpillar Power Finance	—	—	—	—	6	6
Total	$17	$12	$8	$37	$3,609	$3,646

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

UNAUDITED

In our Customer portfolio segment, finance receivables which were on non-accrual status and finance receivables over 90 days past due and still accruing income were as follows:

(Millions of dollars)	September 30, 2021			December 31, 2020
	Amortized Cost			Amortized Cost
	Non-accrual With an Allowance	Non-accrual Without an Allowance	91+ Still Accruing	Non-accrual With an Allowance	Non-accrual Without an Allowance	91+ Still Accruing
North America	$54	$7	$17	$86	$1	$34
EAME	50	1	4	113	1	1
Asia/Pacific	21	—	9	13	—	13
Mining	9	1	—	21	1	—
Latin America	42	—	1	63	—	1
Caterpillar Power Finance	75	—	—	170	17	—
Total	$251	$9	$31	$466	$20	$49

There was $1 million and $2 million of interest income recognized during the three months ended September 30, 2021 and 2020, respectively, for customer finance receivables on non-accrual status. There was $9 million and $8 million of interest income recognized during the nine months ended September 30, 2021 and 2020, respectively, for customer finance receivables on non-accrual status.

As of September 30, 2021 and December 31, 2020, finance receivables in our Dealer portfolio segment on non-accrual status were $78 million and $81 million, respectively, all of which was in Latin America. There were no finance receivables in our Dealer portfolio segment more than 90 days past due and still accruing income as of September 30, 2021 and December 31, 2020 and no interest income was recognized on dealer finance receivables on non-accrual status during the three and nine months ended September 30, 2021 and 2020.

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

UNAUDITED

There were no finance receivables modified as TDRs during the three and nine months ended September 30, 2021 and 2020 for the Dealer or Caterpillar Purchased Receivables portfolio segments. Finance receivables in the Customer portfolio segment modified as TDRs were as follows:

(Millions of dollars)	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
	Pre-TDR Amortized Cost	Post-TDR Amortized Cost	Pre-TDR Amortized Cost	Post-TDR Amortized Cost
North America	$1	$1	$1	$1
EAME	1	1	—	—
Asia/Pacific	4	4	4	4
Mining	—	—	5	5
Latin America	4	4	16	16
Caterpillar Power Finance	7	3	50	50
Total	$17	$13	$76	$76

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Pre-TDR Amortized Cost	Post-TDR Amortized Cost	Pre-TDR Amortized Cost	Post-TDR Amortized Cost
North America	$5	$5	$10	$10
EAME	1	1	—	—
Asia/Pacific	4	4	12	12
Mining	11	5	22	22
Latin America	10	10	18	18
Caterpillar Power Finance	23	19	87	87
Total	$54	$44	$149	$149

The Post-TDR amortized cost of TDRs in the Customer portfolio segment with a payment default (defined as 91+ days past due) which had been modified within twelve months prior to the default date, was as follows:

(Millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
North America	$—	$6	$1	$6
EAME	—	—	—	10
Asia/Pacific	—	—	6	—
Mining	—	1	—	1
Latin America	—	—	15	1
Caterpillar Power Finance	—	18	5	18
Total	$—	$25	$27	$36

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

UNAUDITED

As of September 30, 2021, the cumulative amount of fair value hedging adjustments related to our fixed-to-floating interest rate contracts included in the carrying amount of Long-term debt was $24 million. Fair value gains and losses on these interest rate contracts and the related hedged items generally offset within interest expense. We have, at certain times, liquidated fixed-to-floating and floating-to-fixed interest rate contracts. We amortize the gains or losses associated with these contracts at the time of liquidation into earnings over the original term of the previously designated hedged item.

The location and fair value of derivative instruments reported in the Consolidated Statements of Financial Position were as follows:

(Millions of dollars)		Asset (Liability) Fair Value
	Consolidated Statements of Financial Position Location	September 30, 2021	December 31, 2020
Designated derivatives
Interest rate contracts	Other assets	$35	$59
Interest rate contracts	Accrued expenses	(8)	(5)
Cross currency contracts	Other assets	115	2
Cross currency contracts	Accrued expenses	(21)	(148)
		$121	$(92)
Undesignated derivatives
Foreign exchange contracts	Other assets	$60	$17
Foreign exchange contracts	Accrued expenses	(12)	(107)
Cross currency contracts	Other assets	—	7
		$48	$(83)

The total notional amount of our derivative instruments was $11.07 billion and $11.26 billion as of September 30, 2021 and December 31, 2020, respectively. The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties. We calculate the amounts exchanged by the parties by referencing the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates and interest rates.

UNAUDITED

The effect of derivatives designated as hedging instruments on the Consolidated Statements of Profit was as follows:

Cash Flow Hedges
(Millions of dollars)	Three Months Ended September 30, 2021
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI	Classification	Amount of Gains (Losses) Reclassified from AOCI	Amount of the line items in the Consolidated Statements of Profit
Interest rate contracts	$3	Interest expense	$(5)	$110
Cross currency contracts	89	Other income (expense)	87	(7)
		Interest expense	(3)	110
	$92		$79

	Three Months Ended September 30, 2020
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI	Classification	Amount of Gains (Losses) Reclassified from AOCI	Amount of the line items in the Consolidated Statements of Profit
Interest rate contracts	$1	Interest expense	$(16)	$137
Cross currency contracts	(64)	Other income (expense)	(63)	(10)
		Interest expense	8	137
	$(63)		$(71)

	Nine Months Ended September 30, 2021
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI	Classification	Amount of Gains (Losses) Reclassified from AOCI	Amount of the line items in the Consolidated Statements of Profit
Interest rate contracts	$4	Interest expense	$(21)	$351
Cross currency contracts	170	Other income (expense)	167	(16)
		Interest expense	(1)	351
	$174		$145

	Nine Months Ended September 30, 2020
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI	Classification	Amount of Gains (Losses) Reclassified from AOCI	Amount of the line items in the Consolidated Statements of Profit
Interest rate contracts	$(23)	Interest expense	$(40)	$462
Cross currency contracts	2	Other income (expense)	(35)	(26)
		Interest expense	28	462
	$(21)		$(47)

As of September 30, 2021, $24 million of deferred net losses, net of tax, included in equity (AOCI in the Consolidated Statements of Financial Position), related to our cash flow hedges, are expected to be reclassified to earnings over the next twelve months. The actual amount recorded in earnings will vary based on interest rates and exchange rates at the time the hedged transactions impact earnings.

UNAUDITED

The effect of derivatives not designated as hedging instruments on the Consolidated Statements of Profit was as follows:

(Millions of dollars)		Three Months Ended September 30,
	Classification	2021	2020
Foreign exchange contracts	Other income (expense)	$44	$(74)
Cross currency contracts	Other income (expense)	—	1
		$44	$(73)

		Nine Months Ended September 30,
	Classification	2021	2020
Foreign exchange contracts	Other income (expense)	$72	$1
Cross currency contracts	Other income (expense)	—	11
		$72	$12

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

Collateral is generally not required of the counterparties or us under the master netting agreements. As of September 30, 2021 and December 31, 2020, no cash collateral was received or pledged under the master netting agreements.

The effect of net settlement provisions of the master netting agreements on our derivative balances upon an event of default or a termination event was as follows:

(Millions of dollars)	September 30, 2021	December 31, 2020
Derivative Assets
Gross Amount of Recognized Assets	$210	$85
Gross Amounts Offset	—	—
Net Amount of Assets(1)	210	85
Gross Amounts Not Offset	(39)	(57)
Net Amount	$171	$28

Derivative Liabilities
Gross Amount of Recognized Liabilities	$(41)	$(260)
Gross Amounts Offset	—	—
Net Amount of Liabilities(1)	(41)	(260)
Gross Amounts Not Offset	39	57
Net Amount	$(2)	$(203)

(1) As presented in the Consolidated Statements of Financial Position.

UNAUDITED

5.Accumulated Other Comprehensive Income (Loss)

We present Comprehensive income (loss) and its components in the Consolidated Statements of Comprehensive Income. Changes in Accumulated other comprehensive income (loss) included in the Consolidated Statements of Changes in Shareholder’s Equity consisted of the following:

(Millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Foreign currency translation
Balance at beginning of period	$(601)	$(957)	$(551)	$(777)
Gains (losses) on foreign currency translation	(122)	123	(154)	(56)
Less: Tax provision/(benefit)	13	(22)	31	(21)
Net gains (losses) on foreign currency translation	(135)	145	(185)	(35)
Other comprehensive income (loss), net of tax	(135)	145	(185)	(35)
Balance at end of period	$(736)	$(812)	$(736)	$(812)

Derivative financial instruments
Balance at beginning of period	$(32)	$(55)	$(44)	$(68)
Gains (losses) deferred	92	(63)	174	(21)
Less: Tax provision/(benefit)	14	(14)	30	(4)
Net gains (losses) deferred	78	(49)	144	(17)
(Gains) losses reclassified to earnings	(79)	71	(145)	47
Less: Tax (provision)/benefit	(10)	14	(22)	9
Net (gains) losses reclassified to earnings	(69)	57	(123)	38
Other comprehensive income (loss), net of tax	9	8	21	21
Balance at end of period	$(23)	$(47)	$(23)	$(47)

Total Accumulated other comprehensive income (loss) at end of period	$(759)	$(859)	$(759)	$(859)

The effect of the reclassifications out of Accumulated other comprehensive income (loss) on the Consolidated Statements of Profit was as follows:

(Millions of dollars)		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative financial instruments	Classification of income (expense)	2021	2020	2021	2020
Cross currency contracts	Other income (expense)	$87	$(63)	$167	$(35)
Cross currency contracts	Interest expense	(3)	8	(1)	28
Interest rate contracts	Interest expense	(5)	(16)	(21)	(40)
Reclassifications before tax		79	(71)	145	(47)
Tax (provision) benefit		(10)	14	(22)	9
Total reclassifications from Accumulated other comprehensive income (loss)		$69	$(57)	$123	$(38)

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
◦The net gain or loss from interest rate derivatives is excluded from segment reporting.

UNAUDITED

Supplemental segment data and reconciliations to consolidated external reporting for the three months ended September 30 was as follows:

(Millions of dollars) 2021	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at September 30, 2021	Capital expenditures
North America	$349	$94	$62	$138	$10	$15,047	$236
EAME	69	26	6	15	—	5,143	40
Asia/Pacific	78	33	18	1	7	4,132	4
Latin America	52	(19)	19	2	40	2,446	1
Caterpillar Power Finance	13	4	3	1	—	1,026	—
Mining	73	22	8	34	2	2,719	28
Total Segments	634	160	116	191	59	30,513	309
Unallocated	3	(71)	43	—	—	1,457	2
Timing	(3)	2	—	—	—	13	—
Methodology	—	40	(49)	—	—	(11)	—
Inter-segment Eliminations (1)	—	—	—	—	—	(248)	—
Total	$634	$131	$110	$191	$59	$31,724	$311

2020	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at December 31, 2020	Capital expenditures
North America	$314	$81	$72	$116	$7	$14,749	$206
EAME	70	(3)	7	16	31	4,981	10
Asia/Pacific	83	38	20	1	9	4,585	1
Latin America	50	19	12	3	4	2,621	3
Caterpillar Power Finance	12	(25)	7	—	25	1,308	16
Mining	68	20	14	33	(5)	2,575	41
Total Segments	597	130	132	169	71	30,819	277
Unallocated	5	(76)	59	—	(1)	1,576	3
Timing	(4)	(1)	—	—	—	12	—
Methodology	—	43	(54)	—	—	(152)	—
Inter-segment Eliminations (1)	—	—	—	—	—	(264)	—
Total	$598	$96	$137	$169	$70	$31,991	$280

 (1) Elimination is primarily related to intercompany loans.

UNAUDITED

Supplemental segment data and reconciliations to consolidated external reporting for the nine months ended September 30 was as follows:

(Millions of dollars) 2021	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at September 30, 2021	Capital expenditures
North America	$1,044	$295	$195	$409	$14	$15,047	$680
EAME	204	50	16	45	28	5,143	67
Asia/Pacific	263	133	66	5	7	4,132	9
Latin America	149	15	48	6	47	2,446	9
Caterpillar Power Finance	40	34	10	2	(19)	1,026	—
Mining	215	79	28	103	(17)	2,719	128
Total Segments	1,915	606	363	570	60	30,513	893
Unallocated	12	(218)	138	—	—	1,457	6
Timing	(8)	5	—	—	—	13	—
Methodology	—	123	(150)	—	—	(11)	—
Inter-segment Eliminations (1)	—	—	—	—	—	(248)	—
Total	$1,919	$516	$351	$570	$60	$31,724	$899

2020	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at December 31, 2020	Capital expenditures
North America	$1,052	$218	$253	$399	$54	$14,749	$647
EAME	203	27	30	47	44	4,981	23
Asia/Pacific	251	113	70	6	23	4,585	6
Latin America	151	27	56	9	23	2,621	7
Caterpillar Power Finance	49	(34)	21	—	48	1,308	16
Mining	224	27	45	103	26	2,575	75
Total Segments	1,930	378	475	564	218	30,819	774
Unallocated	20	(210)	161	—	(1)	1,576	9
Timing	(16)	(3)	—	—	—	12	—
Methodology	—	147	(174)	—	—	(152)	—
Inter-segment Eliminations (1)	—	—	—	—	—	(264)	—
Total	$1,934	$312	$462	$564	$217	$31,991	$783

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

No significant loss has been experienced or is anticipated under any of these guarantees. At September 30, 2021 and December 31, 2020, the related recorded liability was less than $1 million. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees was $39 million and $40 million at September 30, 2021 and December 31, 2020, respectively.

We provide guarantees to purchase certain loans of Caterpillar dealers from a special-purpose corporation (SPC) that qualifies as a VIE (see Note 1 for additional information regarding the accounting guidance on the consolidation of VIEs). The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers. This SPC issues commercial paper and uses the proceeds to fund its loan program. We receive a fee for providing this guarantee. We are the primary beneficiary of the SPC as our guarantees result in us having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses and therefore we have consolidated the financial statements of the SPC. As of September 30, 2021 and December 31, 2020, the SPC’s assets of $899 million and $1.03 billion, respectively, were primarily comprised of loans to dealers, which are included in Finance receivables, net in the Consolidated Statements of Financial Position, and the SPC’s liabilities of $899 million and $1.03 billion, respectively, were primarily comprised of commercial paper, which is included in Short-term borrowings in the Consolidated Statements of Financial Position. The assets of the SPC are not available to pay our creditors. We may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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

Derivative financial instruments are measured on a recurring basis at fair value and are classified as Level 2 measurements. We had derivative financial instruments included in our Consolidated Statements of Financial Position in a net asset position of $169 million and a net liability position of $175 million as of September 30, 2021 and December 31, 2020, respectively.

Loans measured at fair value
Certain loans are subject to measurement at fair value on a nonrecurring basis and are classified as Level 3 measurements. A loan is measured at fair value when management determines that collection of contractual amounts due is not probable and the loan is individually evaluated. In these cases, an allowance for credit losses may be established based either on the present value of expected future cash flows discounted at the receivables’ effective interest rate, the fair value of the collateral for collateral-dependent receivables or the observable market price of the receivable. In determining collateral value, we estimate the current fair market value of the collateral less selling costs. We had loans carried at fair value of $150 million and $243 million as of September 30, 2021 and December 31, 2020, respectively.

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
Short-term borrowings – carrying amount approximates fair value.
Long-term debt – we estimate fair value for fixed and floating-rate debt based on quoted market prices.

Fair values of our financial instruments were as follows:

(Millions of dollars)	September 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Cash and cash equivalents	$648	$648	$411	$411	1
Restricted cash and cash equivalents(1)	$3	$3	$14	$14	1
Finance receivables, net (excluding finance leases(2))	$18,303	$18,420	$18,599	$18,910	3	Note 3
Interest rate contracts:
In a receivable position	$35	$35	$59	$59	2	Note 4
In a payable position	$(8)	$(8)	$(5)	$(5)	2	Note 4
Cross currency contracts:
In a receivable position	$115	$115	$9	$9	2	Note 4
In a payable position	$(21)	$(21)	$(148)	$(148)	2	Note 4
Foreign exchange contracts:
In a receivable position	$60	$60	$17	$17	2	Note 4
In a payable position	$(12)	$(12)	$(107)	$(107)	2	Note 4
Short-term borrowings	$(3,247)	$(3,247)	$(2,005)	$(2,005)	1
Long-term debt	$(23,730)	$(24,118)	$(23,979)	$(24,614)	2

(1) Included in Other assets in the Consolidated Statements of Financial Position.
(2) Represents finance leases and failed sale leasebacks of $8.09 billion and $7.98 billion as of September 30, 2021 and December 31, 2020, respectively.

9.Income Taxes

The provision for income taxes reflected an estimated annual tax rate of 24 percent in the third quarter of 2021, compared with 33 percent in the third quarter of 2020. The decrease in the estimated annual tax rate was primarily due to changes in the geographic mix of profits.

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

OVERVIEW

We reported third-quarter 2021 revenues of $634 million, an increase of $36 million, or 6 percent, compared with the third quarter of 2020. Third-quarter 2021 profit was $101 million, an increase of $53 million, or 110 percent, compared with the third quarter of 2020.

Third-quarter 2021 profit before income taxes was $131 million, an increase of $35 million, or 36 percent, compared with the third quarter of 2020. The increase was primarily due to a $27 million favorable impact from returned or repossessed equipment, an $11 million decrease in provision for credit losses and a $10 million increase in net yield on average earning assets. These favorable impacts were partially offset by a $19 million increase in general, operating and administrative expenses, mostly due to higher short-term incentive compensation expense.

The provision for income taxes reflected an estimated annual tax rate of 24 percent in the third quarter of 2021, compared with 33 percent in the third quarter of 2020.

During the third quarter of 2021, retail new business volume was $3.34 billion, an increase of $742 million, or 29 percent, from the third quarter of 2020. The increase was driven by higher volume across all segments with the exception of a decrease in Asia/Pacific.

At the end of the third quarter of 2021, past dues were 2.41 percent, compared with 3.81 percent at the end of the third quarter of 2020. Past dues decreased across all portfolio segments as global markets generally improved. Write-offs, net of recoveries, were $76 million for the third quarter of 2021, compared with $125 million for the third quarter of 2020. As of September 30, 2021, the allowance for credit losses totaled $378 million, or 1.41 percent of finance receivables, compared with $402 million, or 1.46 percent of finance receivables, at June 30, 2021. The allowance for credit losses at year-end 2020 was $479 million, or 1.77 percent of finance receivables.

Response to COVID-19 and Global Business Conditions
We continue to implement safeguards in our facilities to protect team members, including increased frequency of cleaning and disinfecting, social distancing practices and other measures consistent with specific governmental requirements and guidance from health authorities. We continue to monitor the ongoing impact of the COVID-19 pandemic around the world while remaining focused on portfolio health and continuing to provide qualified customers and dealers with new loans and leases to support their current and future business needs.

UNAUDITED

THIRD QUARTER 2021 COMPARED WITH THIRD QUARTER 2020

Consolidated Total Revenues

The chart above graphically illustrates reasons for the change in consolidated total revenues between third quarter 2020 (at left) and third quarter 2021 (at right). Items favorably impacting total revenues appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting total revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Retail revenue for the third quarter of 2021 was $297 million, a decrease of $9 million from the same period in 2020. The decrease was due to an $11 million unfavorable impact from lower interest rates on retail finance receivables, partially offset by a $2 million favorable impact from higher average earning assets. For the quarter ended September 30, 2021, retail average earning assets were $22.85 billion, an increase of $299 million from the same period in 2020. The annualized average yield was 5.20 percent for the third quarter of 2021, compared with 5.44 percent for the third quarter of 2020.

Operating lease revenue for the third quarter of 2021 was $229 million, an increase of $15 million from the same period in 2020 driven mostly by the absence of an accounting convention update that occurred in the third quarter of 2020.

Wholesale revenue for the third quarter of 2021 was $77 million, an increase of $2 million from the same period in 2020. The increase was due to a $3 million favorable impact from higher interest rates on wholesale finance receivables, partially offset by a $1 million unfavorable impact from lower average earning assets. For the quarter ended September 30, 2021, wholesale average earning assets were $4.24 billion, a decrease of $31 million from the same period in 2020. The annualized average yield was 7.24 percent for the third quarter of 2021, compared with 7.03 percent for the third quarter of 2020.

Other revenue, net items were as follows:

(Millions of dollars)	Three Months Ended September 30,
	2021	2020	Change
Finance receivable and operating lease fees (including late charges)	$14	$13	$1
Interest income on Notes receivable from Caterpillar	3	3	—
Net gain (loss) on returned or repossessed equipment	11	(16)	27
Miscellaneous other revenue, net	3	3	—
Total Other revenue, net	$31	$3	$28

There was an $11 million favorable impact from currency on revenues in the third quarter of 2021. Currency represents the net translation impact resulting from changes in foreign currency exchange rates versus the U.S. dollar and is included in all financial statement line items and each of the items included in the above analysis.

UNAUDITED

Consolidated Profit Before Income Taxes

(1) Analysis excludes $5 million in offsetting revenues and expenses for property taxes on operating leases for both the third quarter of 2021 and 2020, respectively.
The chart above graphically illustrates reasons for the change in consolidated profit before income taxes between third quarter 2020 (at left) and third quarter 2021 (at right). Items favorably impacting profit before income taxes appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting profit before income taxes appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Third-quarter 2021 profit before income taxes was $131 million, compared with $96 million for the third quarter of 2020. The increase was primarily due to a $27 million favorable impact from returned or repossessed equipment, an $11 million decrease in provision for credit losses and a $10 million increase in net yield on average earning assets. These favorable impacts were partially offset by a $19 million increase in general, operating and administrative expenses, mostly due to higher short-term incentive compensation expense.

There was a $4 million favorable impact from currency on profit before income taxes in the third quarter of 2021. Currency represents the net translation impact resulting from changes in foreign currency exchange rates versus the U.S. dollar and is included in all financial statement line items and each of the items included in the above analysis.

Provision for Income Taxes
The provision for income taxes reflected an estimated annual tax rate of 24 percent in the third quarter of 2021, compared with 33 percent in the third quarter of 2020. The decrease in the estimated annual tax rate was primarily due to changes in the geographic mix of profits.

UNAUDITED

NINE MONTHS ENDED SEPTEMBER 30, 2021 VS. NINE MONTHS ENDED SEPTEMBER 30, 2020

Consolidated Total Revenues

The chart above graphically illustrates reasons for the change in consolidated total revenues between September YTD 2020 (at left) and September YTD 2021 (at right). Items favorably impacting total revenues appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting total revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Retail revenue for the first nine months of 2021 was $903 million, a decrease of $39 million from the same period in 2020. The decrease was due to a $48 million unfavorable impact from lower interest rates on retail finance receivables, partially offset by a $9 million favorable impact from higher average earning assets. For the nine months ended September 30, 2021, retail average earning assets were $22.81 billion, an increase of $228 million from the same period in 2020. The annualized average yield was 5.28 percent for the first nine months of 2021, compared with 5.56 percent for the same period in 2020.

Operating lease revenue for the first nine months of 2021 was $711 million, a decrease of $7 million from the same period in 2020. The decrease was mostly due to a $34 million unfavorable impact from lower average earning assets, partially offset by the absence of an accounting convention update that occurred in the third quarter of 2020.

Wholesale revenue for the first nine months of 2021 was $237 million, a decrease of $21 million from the same period in 2020. The decrease was due to a $17 million unfavorable impact from lower average earning assets and a $4 million unfavorable impact from lower interest rates on wholesale finance receivables. For the nine months ended September 30, 2021, wholesale average earning assets were $4.23 billion, a decrease of $302 million from the same period in 2020. The annualized average yield was 7.45 percent for the first nine months of 2021, compared with 7.60 percent for the same period in 2020.

Other revenue, net items were as follows:

(Millions of dollars)	Nine Months Ended September 30,
	2021	2020	Change
Finance receivable and operating lease fees (including late charges)	$42	$37	$5
Interest income on Notes receivable from Caterpillar	10	10	—
Net gain (loss) on returned or repossessed equipment	8	(39)	47
Miscellaneous other revenue, net	8	8	—
Total Other revenue, net	$68	$16	$52

There was a $39 million favorable impact from currency on revenues in the first nine months of 2021. Currency represents the net translation impact resulting from changes in foreign currency exchange rates versus the U.S. dollar and is included in all financial statement line items and each of the items included in the above analysis.

UNAUDITED

Consolidated Profit Before Income Taxes

(1) Analysis excludes $14 million and $15 million in offsetting revenues and expenses for property taxes on operating leases for September YTD 2021 and 2020, respectively.
The chart above graphically illustrates reasons for the change in consolidated profit before income taxes between September YTD 2020 (at left) and September YTD 2021 (at right). Items favorably impacting profit before income taxes appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting profit before income taxes appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Profit before income taxes was $516 million for the first nine months of 2021, compared with $312 million for the same period in 2020. The increase was primarily due to a $157 million decrease in provision for credit losses, a $47 million favorable impact from returned or repossessed equipment and a $44 million increase in net yield on average earning assets. These favorable impacts were partially offset by a $63 million increase in general, operating and administrative expenses, mostly due to higher short-term incentive compensation expense.

There was a $21 million favorable impact from currency on profit before income taxes in the first nine months of 2021. Currency represents the net translation impact resulting from changes in foreign currency exchange rates versus the U.S. dollar and is included in all financial statement line items and each of the items included in the above analysis.

Provision for Income Taxes
The provision for income taxes reflected an estimated annual tax rate of 24 percent for the first nine months of 2021, compared with 33 percent for the same period in 2020. The decrease in the estimated annual tax rate was primarily due to changes in the geographic mix of profits.

UNAUDITED

Finance Receivables and Equipment on Operating Leases

New Business Volume

(Millions of dollars)	Nine Months Ended September 30,
	2021	2020	Change
New retail financing	$8,765	$6,858	$1,907
New operating lease activity	910	792	118
New wholesale financing	29,662	24,967	4,695
Total	$39,337	$32,617	$6,720

New retail financing increased due to higher volume in North America, EAME, Mining and Asia/Pacific. New operating lease activity (which is substantially related to retail) increased due to higher rentals of Cat equipment in Mining, EAME and North America. New wholesale financing increased primarily due to higher purchases of trade receivables from Caterpillar.

Total Managed Portfolio
We define total portfolio as Finance receivables, net plus Equipment on operating leases, net. We also manage and service receivables and leases that have been sold by us to third parties with limited or no recourse in order to mitigate our concentration of credit risk with certain customers. These assets are not available to pay our creditors. Total managed portfolio was as follows:

(Millions of dollars)	September 30, 2021	December 31, 2020	Change
Finance receivables, net	$26,395	$26,575	$(180)
Equipment on operating leases, net	3,177	3,366	(189)
Total portfolio	$29,572	$29,941	$(369)

Retail loans, net	$114	$139	$(25)
Retail leases, net	25	56	(31)
Operating leases	25	24	1
Total off-balance sheet managed assets	$164	$219	$(55)

Total managed portfolio	$29,736	$30,160	$(424)

Total Portfolio Metrics
At the end of the third quarter of 2021, past dues were 2.41 percent, compared with 3.81 percent at the end of the third quarter of 2020. Past dues decreased across all portfolio segments as global markets generally improved. Total non-performing finance receivables, which represent finance receivables currently on non-accrual status, were $338 million and $567 million at September 30, 2021 and December 31, 2020, respectively. Total non-performing finance receivables as a percentage of our finance receivables were 1.26 percent and 2.10 percent at September 30, 2021 and December 31, 2020, respectively.

Our allowance for credit losses as of September 30, 2021 was $378 million, or 1.41 percent of finance receivables, compared with $479 million, or 1.77 percent, as of December 31, 2020. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and economic forecasts. We believe our allowance is sufficient to provide for losses over the remaining life of our finance receivable portfolio as of September 30, 2021.

UNAUDITED

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity provide us with the ability to meet our financial obligations on a timely basis. Maintaining and managing adequate capital and liquidity resources includes management of funding sources and their utilization based on current, future and contingent needs. Throughout the third quarter of 2021, we experienced favorable liquidity conditions. We ended the third quarter of 2021 with $648 million of cash, an increase of $237 million from year-end 2020. Our cash balances are held in numerous locations throughout the world with approximately $241 million held by our non-U.S. subsidiaries. Amounts held by non-U.S. subsidiaries are available for general corporate use and could be used in the U.S. without incurring significant additional U.S. taxes. We expect to meet our U.S. funding needs without repatriating undistributed profits that are indefinitely reinvested outside the U.S.

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

Total borrowings outstanding as of September 30, 2021 were $27.00 billion, a decrease of $7 million over December 31, 2020. Outstanding borrowings were as follows:

(Millions of dollars)	September 30, 2021	December 31, 2020
Medium-term notes, net	$23,379	$23,550
Commercial paper, net of unamortized discount	2,619	1,321
Bank borrowings and other – long-term	351	429
Bank borrowings and other – short-term	320	307
Variable denomination floating rate demand notes	308	377
Notes payable to Caterpillar	22	1,022
Total outstanding borrowings	$26,999	$27,006

Medium-term notes
We issue medium-term unsecured notes through securities dealers or underwriters in the U.S., Canada, Europe, Australia, Japan, Hong Kong, and China to both retail and institutional investors. These notes are offered in several currencies and with a variety of maturities. These notes are senior unsecured obligations of the Company. Medium-term notes issued totaled $6.35 billion and redeemed totaled $6.49 billion for the nine months ended September 30, 2021. Medium-term notes, net outstanding as of September 30, 2021 mature as follows:

(Millions of dollars)
2021	$1,117
2022	7,465
2023	5,126
2024	5,735
2025	1,613
Thereafter	2,299
Fair value adjustments	24
Total	$23,379

UNAUDITED

Commercial paper
We issue unsecured commercial paper in the U.S., Europe and other international capital markets. These short-term promissory notes are issued on a discounted basis and are payable at maturity. As of September 30, 2021, there was $2.62 billion outstanding in commercial paper.

Revolving credit facilities
As of September 30, 2021, we had three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and us for general liquidity purposes. Based on management’s allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of September 30, 2021 was $7.75 billion. Information on our Credit Facility is as follows:

•In September 2021, we entered into a new 364-day facility. The 364-day facility of $3.15 billion (of which $2.33 billion is available to us) expires in September 2022.
•In September 2021, we amended and restated the three-year facility (as amended and restated, the "three-year facility"). The three-year facility of $2.73 billion (of which $2.01 billion is available to us) expires in September 2024.
•In September 2021, we amended and restated the five-year facility (as amended and restated, the "five-year facility"). The five-year facility of $4.62 billion (of which $3.41 billion is available to us) expires in September 2026.

At September 30, 2021, Caterpillar’s consolidated net worth was $16.75 billion, which was above the $9.00 billion required under the Credit Facility. The consolidated net worth is defined in the Credit Facility as the consolidated shareholders’ equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).

At September 30, 2021, our covenant interest coverage ratio was 2.31 to 1. This was above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense, calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at September 30, 2021, our six-month covenant leverage ratio was 7.06 to 1. This was below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event that either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants. Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At September 30, 2021, there were no borrowings under the Credit Facility.

Bank borrowings
Available credit lines with banks as of September 30, 2021 totaled $3.09 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements. We may guarantee subsidiary borrowings under these lines. As of September 30, 2021, we had $669 million outstanding against these credit lines and were in compliance with all debt covenants under these credit lines. The remaining available credit commitments may be withdrawn any time at the lenders’ discretion.

Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction. We do not hold reserves to fund the payment of the demand notes. The notes are offered on a continuous basis. As of September 30, 2021, there were $308 million of variable denomination floating rate demand notes outstanding. The maximum amount of variable denomination floating rate demand notes that we may have outstanding at any time may not exceed $1.25 billion.

UNAUDITED

Notes receivable from/payable to Caterpillar
Under our variable amount and term lending agreements and other notes receivable with Caterpillar, we may borrow up to $2.40 billion from Caterpillar and Caterpillar may borrow up to $1.73 billion from us. The variable amount lending agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice. The term lending agreements have remaining maturities ranging up to ten years. We had notes payable of $22 million and notes receivable of $383 million outstanding under these agreements as of September 30, 2021.

OFF-BALANCE SHEET ARRANGEMENTS
We have potential payment exposure for guarantees issued to third parties totaling $39 million as of September 30, 2021.

CASH FLOWS
Operating cash flow was $936 million in the first nine months of 2021, compared with $930 million for the same period in 2020. Net cash used for investing activities was $425 million for the first nine months of 2021, compared with net cash provided of $1.14 billion for the same period in 2020. The change was primarily due to portfolio related activity. Net cash used for financing activities was $289 million for the first nine months of 2021, compared with $2.07 billion for the same period in 2020. The change was primarily due to higher portfolio funding requirements.

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

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the third quarter of 2021 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

10.1
Credit Agreement (2021 364-Day Facility), dated September 2, 2021,among Caterpillar Inc., Caterpillar Financial Services Corporation, Caterpillar International Finance Designated Activity Company, and Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein, Citibank, N.A., as agent, Citibank Europe PLC, UK Branch, as Local Currency Agent, and MUFG Bank, Ltd. as Japan Local Currency Agent (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 8, 2021)

10.2
Local Currency Addendum, dated as of September 2, 2021, to the Credit Agreement (2021 364-Day Facility) (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed September 8, 2021)

10.3
Japan Local Currency Addendum, dated as of September 2, 2021, to the Credit Agreement (2021 364-Day Facility) (incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K filed September 8, 2021)

10.4
Amendment No. 1 to Second Amended and Restated Credit Agreement (Three-Year Facility), Amendment No. 1 to Local Currency Addendum and Amendment No. 1 to Japan Local Currency Addendum, dated as of September 2, 2021, among Caterpillar Inc., Caterpillar Financial Services Corporation, Caterpillar International Finance Designated Activity Company, and Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein, Citibank, N.A., as agent, Citibank Europe PLC, UK Branch, as Local Currency Agent, and MUFG Bank, Ltd. as Japan Local Currency Agent

10.5
Amendment No. 1 to Second Amended and Restated Credit Agreement (Five-Year Facility), Amendment No. 1 to Local Currency Addendum and Amendment No. 1 to Japan Local Currency Addendum, dated as of September 2, 2021, among Caterpillar Inc., Caterpillar Financial Services Corporation, Caterpillar International Finance Designated Activity Company, and Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein, Citibank, N.A., as agent, Citibank Europe PLC, UK Branch, as Local Currency Agent, and MUFG Bank, Ltd. as Japan Local Currency Agent (incorporated by reference from Exhibit 10.5 to the Company's Current Report on Form 8-K filed on September 8, 2021)

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

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

UNAUDITED

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Caterpillar Financial Services Corporation

Date:	November 3, 2021	/s/David T. Walton
David T. Walton, President, Director and Chief Executive Officer

Date:	November 3, 2021	/s/Kristen R. Covey
Kristen R. Covey, Executive Vice President and Chief Financial Officer

Date:	November 3, 2021	/s/James M. Rooney
James M. Rooney, Secretary

Date:	November 3, 2021	/s/Sumeet Puri
Sumeet Puri, Controller (Principal Accounting Officer)