Form 10-K
period 2021-12-31
CATERPILLAR FINANCIAL SERVICES CORP
filed 2022-02-16
CIK 764764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2021

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________.

Commission File No. 001-11241

CATERPILLAR FINANCIAL SERVICES CORPORATION (Exact name of Registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	37-1105865 (I.R.S. Employer Identification No.)
2120 West End Ave., Nashville, Tennessee (Address of principal executive offices)	37203-0001 (Zip Code)
Registrant’s telephone number, including area code: (615) 341-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Medium-Term Notes, Series H, 3.300% Notes Due 2024	CAT/24	New York Stock Exchange
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
Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐   No ☒

As of February 16, 2022, one share of common stock of the registrant was outstanding, which is owned by Caterpillar Inc.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K may be considered “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995.  These statements may relate to future events or our future financial performance, which may involve known and unknown risks and uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by any forward-looking statements.  From time to time, we may also provide forward-looking statements in oral presentations to the public or in other materials we issue to the public.  Forward-looking statements give current expectations or forecasts of future events about the company.  You may identify these statements by the fact that they do not relate to historical or current facts and may use words such as “believes,” “expects,” “estimates,” “anticipates,” “will,” “should,” “plan,” “forecast,” “target,” “guide,” “project,” “intend,” “could” and similar words or phrases.  These statements are only predictions.  Actual events or results may differ materially due to factors that affect international businesses, including the challenges of the ongoing COVID-19 pandemic, changes in economic conditions including but not limited to inflation, disruptions in the global financial and credit markets, and changes in laws, regulations and political stability, as well as factors specific to Caterpillar Financial Services Corporation (“Cat Financial”) and the markets we serve, including the market’s acceptance of our products and services, the creditworthiness of our customers, interest rate and currency rate fluctuations and estimated residual values of leased equipment.  These risk factors may not be exhaustive.  We operate in a continually changing business environment, and new risk factors emerge from time to time.  We cannot predict these new risk factors, nor can we assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements.  Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.  All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K and could cause results to differ materially from those projected in the forward-looking statements.  Cat Financial undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You may, however, consult any related disclosures we may make in our subsequent Form 10-Q and Form 8-K reports filed with the Securities and Exchange Commission (“SEC”).

Item 1.	Business.

General

Caterpillar Financial Services Corporation was organized in 1981 in the State of Delaware (together with its subsidiaries, “Cat Financial,” “the Company,” “we” or “our”).  We are a wholly-owned finance subsidiary of Caterpillar Inc. (together with its other subsidiaries, “Caterpillar” or “Cat”) and our corporate headquarters is located in Nashville, Tennessee.

Nature of Operations

We provide retail and wholesale financing to customers and dealers around the world for Caterpillar products and services, as well as financing for vehicles, power generation facilities and marine vessels that, in most cases, incorporate Caterpillar products. Retail financing is primarily comprised of installment sale contracts and other equipment-related loans, working capital loans, finance leases and operating leases. Wholesale financing to Caterpillar dealers consists primarily of inventory and rental fleet financing. In addition, we purchase short-term wholesale trade receivables from Caterpillar. The various financing plans offered by Cat Financial are designed to support sales of Caterpillar products and generate financing income for Cat Financial.  A significant portion of our activity is conducted in North America and we have additional offices and subsidiaries in Latin America, Asia/Pacific, Europe, Africa and the Middle East.  Cat Financial has over 40 years of experience providing financing for Caterpillar products and services, contributing to our knowledge of asset values, industry trends, financing structures and customer needs.

The Company’s retail loans (totaling 48 percent*) include:

•Loans that allow customers and dealers to use their Caterpillar equipment or other assets as collateral to obtain financing.
•Installment sale contracts, which are equipment loans that enable customers to purchase equipment with a down payment or trade-in and structure payments over time.

The Company’s retail leases (totaling 36 percent*) include:

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

The Company purchases short-term trade receivables from Caterpillar (15 percent*).

The Company’s wholesale loans and leases (1 percent*) include inventory/rental programs, which provide assistance to dealers by financing their new Caterpillar inventory and rental fleets.

*Indicates the percentage of total portfolio as of December 31, 2021.  We define total portfolio as Finance receivables, net plus Equipment on operating leases, net.

Competitive Environment

We operate in a highly competitive environment, with financing for users of Caterpillar equipment available through a variety of sources, principally commercial banks and finance and leasing companies.  Our competitors include Wells Fargo Equipment Finance Inc., Banc of America Leasing & Capital, LLC, BNP Paribas Leasing Solutions Limited, Australia and New Zealand Banking Group Limited, Société Générale S.A. and various other banks and finance companies.  In addition, many of the manufacturers that compete with Caterpillar also own financial subsidiaries, such as John Deere Capital Corporation, Komatsu Financial L.P., Volvo Financial Services and Kubota Credit Corporation, which utilize many below-market interest rate programs (funded by the manufacturer) to support machine sales.  We and Caterpillar work together to provide a broad array of financial merchandising programs to compete around the world.

We provide financing only when certain criteria are met.  Credit decisions are based on a variety of credit quality factors, including prior payment experience, customer financial information, credit ratings, loan-to-value ratios and other internal metrics. We typically maintain a security interest in retail-financed equipment and require physical damage insurance coverage on financed equipment.  We finance a significant portion of Caterpillar dealers’ sales and inventory of Caterpillar equipment throughout the world (see Note 15 of Notes to Consolidated Financial Statements for more information regarding our segments and geographic areas).  Our competitive position is improved by marketing programs offered in conjunction with Caterpillar and/or Caterpillar dealers.  Under these programs, Caterpillar, or the dealer, funds an amount at the outset of the transaction, which we then recognize as revenue over the term of the financing. We believe that these marketing programs provide Cat Financial a significant competitive advantage in financing Caterpillar products.

In certain instances, our operations are subject to supervision and regulation by state, federal and various foreign governmental authorities and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions which, among other things, (i) regulate credit granting activities and the administration of loans, (ii) establish maximum interest rates, finance charges and other charges, (iii) require disclosures to customers and investors, (iv) govern secured transactions, (v) set collection, foreclosure, repossession and other trade practices and (vi) regulate the use and reporting of information related to a borrower’s credit experience.  Our ability to comply with these and other governmental and legal requirements and restrictions affects our operations.

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

Human Capital

Core Values

Caterpillar’s global workforce is united by Our Values in Action, Caterpillar’s Code of Conduct. Integrity, Excellence, Teamwork, Commitment and Sustainability provide the foundation for our values-based culture. Our diversity and inclusion principles are embedded in our values. Our values unite and reflect our diverse cultures, languages, geographies and businesses.

Health and Safety

The health and safety of our employees is an important focus at Cat Financial and we strive to continually reduce our recordable injuries. In 2021, the Company achieved a recordable injury frequency rate of 0.04, compared to the 2020 recordable injury frequency rate of 0.08.

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

Diversity and Inclusion

We are committed to fostering a diverse workforce and an inclusive environment. Our 9 Employee Resource Groups (“ERGs”), sponsored and supported by leadership, are integral to ensuring different voices and perspectives contribute to our strategy for long term profitable growth. Our ERGs partner with recruiters to help build relationships and recruit diverse talent through campus relationships and the Thurgood Marshall College Fund.

Our ERGs further engage our employees, helping contribute to development and retention. For example, Caterpillar’s Latino Connection sponsors a mentoring program that connects diverse employees with senior leaders who can support their career goals through on-the-job project experience and leadership development. Additionally, WE Lead, Women Enabling Leadership, is sponsored by our Women’s Initiative Network and engages female employees in early to mid-level management to help strengthen our female leader pipeline.

Compensation, Benefits and Employee Insights

Providing competitive benefits and compensation underpins our commitment to our engaged and productive employees. Our pay-for-performance philosophy aligns employee’s individual contributions, attributes and business results with individual rewards. Our comprehensive Total Health programs focus on purpose, as well as physical, emotional, financial, and social health. The annual Employee Insights Survey provides all employees the opportunity to confidentially share their perspectives and engages leaders to listen, learn and respond to employee feedback.

Employment

Management aligns employment levels with the needs of the business. We believe we have the appropriate human capital resources to successfully operate and deliver our enterprise strategy. As of December 31, 2021, we employed about 2,100 full-time persons of whom approximately half were located outside the United States. In the United States, most employees are at-will employees and, therefore, not subject to any type of employment contract or agreement. Outside the United States, the Company enters into employment contracts and agreements in those countries in which such relationships are mandatory or customary. The provisions of these agreements generally correspond in each case with the required or customary terms in the subject jurisdiction.

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

The statements in this section describe material risks to our business and may contain “forward-looking statements” that are subject to the caption “CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS” presented prior to Item 1 of this report.  The statements in this section should also be considered carefully in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Notes to Consolidated Financial Statements” to this Form 10-K.  The risk factors described below are a cautionary discussion of risks, uncertainties and assumptions that we believe are significant to our business. These are factors that, individually or in the aggregate, we believe could make our actual results differ materially from expected or past results. Because it is impossible to predict or identify all such factors, the following factors should not be considered to be a complete discussion of risks, uncertainties and assumptions.

RISKS RELATED TO COVID-19

The ongoing COVID-19 pandemic could materially adversely affect our business, results of operations and/or financial condition

COVID-19 was identified in late 2019 and spread globally. Efforts to combat the virus have been complicated by viral variants and uneven access to, and acceptance and effectiveness of, vaccines globally. COVID-19 has had, and continues to have, a significant impact around the world, prompting governments and businesses to take unprecedented measures in response. Such measures have included travel bans and restrictions, quarantines, shelter in place orders and shutdowns. These measures have impacted and may continue to impact all or portions of our workforce and operations and the operations of our customers, dealers and suppliers. Although certain restrictions related to the COVID-19 pandemic have eased, uncertainty continues to exist regarding such measures and potential future measures. Current material and component shortages and logistics constraints have limited and could continue to limit our ability to meet customer demand, which could have a material adverse effect on our business, results of operations and/or financial condition.

The COVID-19 pandemic caused a global recession and the sustainability of the economic recovery observed in 2021 remains unclear. The COVID-19 pandemic has also significantly increased economic and demand uncertainty, has caused inflationary pressure in the U.S. and elsewhere and has led to disruption and volatility in demand for the Company’s products and services and caused supply chain disruptions. Economic uncertainties could continue to affect demand for the Company’s products and services, the value of the equipment financed or leased, the demand for financing and the financial condition and credit risk of our dealers and customers.

Continued uncertainties related to the magnitude, duration and persistent effects of the COVID-19 pandemic may significantly adversely affect our business. These uncertainties include, among other things: the duration and impact of the resurgence in COVID-19 cases in any country, state, or region; the emergence, contagiousness, and threat of new and different strains of the virus; the availability, acceptance, and effectiveness of vaccines; prolonged reduction or closure of the Company’s operations; disruptions in the supply chain; increased logistics costs; the impact of the pandemic on the Company’s customers and dealers; the impact of disruptions in the global capital markets and/or declines in our financial performance or credit ratings, which could impact the Company’s ability to obtain funding in the future; and the impact of the pandemic on demand for our products and services as discussed above. All of these factors could materially and adversely affect our business, results of operations and/or financial condition.

FINANCIAL RISKS

Disruptions or volatility in global financial markets could adversely impact the industries and markets in which we serve and operate
Continuing to meet our cash requirements over the long-term could require substantial liquidity and access to varied sources of funds, including capital and credit markets.  Global economic conditions have caused and may cause volatility and disruptions in the capital and credit markets. While we have continued to maintain access to key global medium-term note and commercial paper markets, there can be no assurance that such markets will continue to represent a reliable source of financing.  If global economic conditions were to deteriorate, we could face materially higher financing costs, become unable to access adequate funding to operate and grow our business and/or meet our debt service obligations as they mature, and we could be required to draw upon contractually committed lending agreements primarily provided by global banks and/or by seeking other funding sources.  However, under extreme market conditions, there can be no assurance that such agreements and other funding sources would be sufficient or even available.  Any of these events could negatively impact our business, results of operations and financial condition.

The extent of any impact on our ability to meet our funding or liquidity needs would depend on several factors, including our operating cash flows, the duration of any market disruptions, changes in counterparty credit risk, the impact of government intervention in financial markets, including the effects of any programs or legislation designed to increase or restrict liquidity for certain areas of the market, general credit conditions, the volatility of equity and debt markets, our credit ratings and credit capacity and the cost of financing and other general economic and business conditions.  Market disruption and volatility may also lead to numerous other risks in connection with these events, including but not limited to:

•Market developments that may affect the demand for Caterpillar products and/or customer confidence levels and may cause declines in the demand for financing and adverse changes in payment patterns, causing increases in delinquencies and default rates, which could increase our write-offs and provision for credit losses;
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

Failure to maintain our credit ratings would increase our cost of borrowing and could adversely affect our cost of funds, liquidity, competitive position and access to capital markets
Each of Caterpillar and Cat Financial’s costs of borrowing and their respective ability to access the capital markets are affected not only by market conditions but also by the short-term and long-term credit ratings assigned to our respective debt by the major credit rating agencies.  These ratings are based, in significant part, on each of Caterpillar’s and Cat Financial’s performance as measured by financial metrics such as net worth, interest coverage and leverage ratios, as well as transparency with rating agencies and timeliness of financial reporting. There can be no assurance that Caterpillar and Cat Financial will be able to maintain their credit ratings. We receive debt ratings from the major credit rating agencies. A downgrade of our credit rating by any of the major credit rating agencies would result in increased borrowing costs and could adversely affect Caterpillar’s and our liquidity, competitive position and access to the capital markets, including restricting, in whole or in part, access to the commercial paper market.  There can be no assurance that the commercial paper market will continue to be a reliable source of short-term financing for Cat Financial or an available source of short-term financing for Caterpillar.  An inability to access the capital markets could have a material adverse effect on our cash flows, results of operations and financial condition.

Changes in interest rates, foreign currency exchange rates or market liquidity conditions could adversely affect our earnings and/or cash flows
Changes in interest rates and market liquidity conditions could have an adverse impact on Caterpillar's and our earnings and cash flows. Because our financial results are reported in U.S. dollars, but our operations are conducted internationally, currency exchange rates can have a significant impact on our business results.  Additionally, because a significant number of the loans made by us are made at fixed interest rates, our business results are subject to fluctuations in interest rates. Certain loans made by us and various financing extended to us are made at variable rates that use LIBOR as a benchmark for establishing the interest rate.  LIBOR is the subject of recent proposals for reform.  On July 27, 2017, the United Kingdom’s Financial Conduct Authority (“FCA”) announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021.  On November 18, 2020, ICE Benchmark Administration (“IBA”), the administrator of USD LIBOR, announced plans to consult on its intention to cease the publication of all GBP, EUR, CHF and JPY LIBOR settings immediately following the LIBOR publication on December 31, 2021. On November 30, 2020, IBA, with the support of the United States Federal Reserve and the FCA, announced plans to consult on ceasing publication of USD LIBOR on December 31, 2021 for only the one-week and two-month USD LIBOR tenors, and on June 30, 2023 for all other USD LIBOR tenors. While the November 30 announcement extends the transition period to June 2023, the United States Federal Reserve concurrently issued a statement advising banks to stop new USD LIBOR issuances by the end of 2021. These reforms may cause LIBOR to cease to exist, new methods of calculating LIBOR to be established if LIBOR continues to exist after 2021 or alternative reference rates to be established.  The consequences of these developments cannot be entirely predicted and could have an adverse impact on the market value for or value of LIBOR-linked securities, loans, derivatives, and other financial obligations or extensions of credit held by or due to us, as well as the revenue and expenses associated with those securities, loans and financial instruments. Cat Financial has created a cross-functional team that will assess risk across multiple categories as it relates to the use of LIBOR in securities, loans, derivatives, and other financial obligations or extensions of credit held by or due to us. Other changes in market interest rates may influence Cat Financial’s borrowing costs and could reduce our earnings and cash flows, returns on financial investments and the valuation of derivative contracts. Cat Financial manages interest rate and market liquidity risks through a variety of techniques that include a match funding strategy, the selective use of derivatives and a broadly diversified funding program. There can be no assurance, however, that fluctuations in interest rates and market liquidity conditions will not have an adverse impact on our earnings and cash flows. If any of the variety of instruments and strategies used to hedge our exposure to these types of risk is ineffective, this may have an adverse impact on our earnings and cash flows.  With respect to Insurance Services' investment activities, changes in the equity and bond markets could result in a decline in value of its investment portfolio, resulting in an unfavorable impact to earnings. Please see “-Macroeconomic Risks - Changes in Government Monetary or Fiscal Policies May Negatively Impact Results” below for further discussion of changes in interest rates.

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

We also rely on numerous diversified global debt capital markets and funding programs to provide liquidity for our global operations, including commercial paper, medium-term notes, retail notes, variable denomination floating rate demand notes and bank loans.  Significant changes in market liquidity conditions could impact our access to funding and the associated funding cost and reduce our earnings and cash flows.

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

Our business is significantly influenced by the credit risk associated with our customers and an increase in delinquencies, repossessions or net losses could adversely affect our results
Our business is significantly influenced by the credit risk associated with our customers.  The creditworthiness of each customer and the rate of delinquencies, repossessions and net losses on customer obligations are directly impacted by several factors, including, but not limited to, relevant industry (particularly construction-related industries) and economic conditions, the availability of capital, the experience and expertise of the customer’s management team, commodity prices, interest rates, political events and the sustained value of the underlying collateral.  Any increase in delinquencies, repossessions and net losses on customer obligations could have a material adverse effect on our earnings and cash flows.

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

A decrease in the residual value of the equipment that we finance could adversely affect our results
Declines in the residual value of equipment financed by us may reduce our earnings.  The residual value of leased equipment is determined based on its estimated end-of-term market value at the time of the expiration of the lease term.  We estimate the residual value of leased equipment at the inception of the lease based on numerous factors, including historical wholesale market sales prices, past remarketing experience and any known significant market/product trends.  If estimated end-of-term market values significantly decline due to economic factors, obsolescence or other adverse circumstances, we may not realize such residual value, which could reduce our earnings.

Restrictive covenants in our debt agreements could limit our financial and operating flexibility
Cat Financial and certain subsidiaries have credit agreements under which we borrow or can borrow funds for use in our respective businesses that are utilized primarily for general corporate purposes.  Certain of these agreements include covenants relating to our financial performance and financial position.  The two most significant financial covenants included in these agreements are: (1) a leverage ratio covenant that requires us to maintain a ratio of consolidated debt to consolidated net worth of not greater than 10 to 1, calculated (i) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (ii) at each December 31; and (2) an interest coverage ratio that requires us to maintain a ratio of (i) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (ii) interest expense of not less than 1.15 to 1, in each case, calculated at the end of each calendar quarter for the rolling four-quarter period then most recently ended for us and our subsidiaries on a consolidated basis in accordance with generally accepted accounting principles.  In addition, we are restricted in several of our agreements from terminating, amending or modifying our support agreement with Caterpillar.  We are also restricted in our ability to incur secured indebtedness or consolidate, merge or sell assets.  Similarly, we are also bound by covenants in various agreements that involve Caterpillar and its obligation to maintain a consolidated net worth of not less than $9 billion at all times during each fiscal year.

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

Our global operations are exposed to political and economic risks, commercial instability and global events beyond our control in the countries in which we operate
Our global operations are dependent upon products manufactured, purchased, sold and financed in the U.S. and internationally, including in countries with political and economic instability or uncertainty. Some countries have greater political and economic volatility and greater vulnerability to infrastructure and labor disruptions than others.  Operating in different regions and countries exposes us to numerous risks, including:

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

OPERATIONAL RISKS

The success of our business depends upon the demand for Caterpillar’s products
Our primary business is to provide retail and wholesale financing alternatives for Caterpillar products to customers and dealers and is therefore largely dependent upon the demand for Caterpillar’s products and customers’ willingness to enter into financing or leasing agreements, which may be negatively affected by challenging global economic conditions.  As a result, a significant or prolonged decrease in demand could have a material adverse effect on our business, financial condition, results of operations and cash flows.  The demand for Caterpillar’s products and our products and services is influenced by numerous factors, including:

•General world economic conditions and the level of energy, mining, construction and manufacturing activity;
•Changes and uncertainties in the monetary and fiscal policies of various governmental and regulatory entities;
•Fluctuations in demand and prices for certain commodities;
•Fluctuations in currency exchange rates and interest rates;

•Political, economic and legislative changes;
•Caterpillar’s ability to produce products that meet customers’ needs;
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

In addition, data we collect, store and process are subject to a variety of U.S. and international laws and regulations, such as the European Union’s General Data Protection Regulation that became effective in May 2018 and the California Consumer Privacy Act that became effective in January 2020, each of which carry, in many cases, significant potential penalties for noncompliance.

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

Changes in accounting guidance could have an adverse effect on our results of operations
Our consolidated financial statements are subject to the application of generally accepted accounting principles, which is periodically revised and/or expanded.  Accordingly, from time to time we are required to adopt new or revised accounting guidance and related interpretations issued by recognized authoritative bodies, including the Financial Accounting Standards Board and the SEC.  Market conditions have prompted accounting standard setters to issue new guidance, which further interprets or seeks to revise accounting pronouncements related to various transactions, as well as to issue new guidance expanding disclosures.  The impact of accounting pronouncements that have been issued but not yet implemented is disclosed in our annual reports on Form 10-K and quarterly reports on Form 10-Q.  An assessment of proposed guidance is not provided, as such proposals are subject to change through the exposure process and, therefore, their effects on our financial statements cannot be meaningfully assessed.  It is possible that future accounting guidance we are required to adopt or future changes in accounting principles could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our business, results of operations and financial condition.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our corporate headquarters are located in Nashville, Tennessee. We maintain forty-six offices in total, of which nine are located in our North America segment, twenty-three are located in our EAME segment, ten are located in our Asia/Pacific segment, and four are located in our Latin America segment. All of our offices, other than our corporate headquarters building, are leased.

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

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our stock is not publicly traded.  Caterpillar Inc. is the owner of our one outstanding share.  Cash dividends of $850 million, $300 million and $25 million were paid to Caterpillar in 2021, 2020 and 2019, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited financial statements and related notes included elsewhere in this report and our discussion of significant risks to the company’s business under Part I, Item 1A. Risk Factors of this report.

OVERVIEW

We reported revenues of $2.56 billion for 2021, an increase of $12 million compared with 2020. Profit was $505 million for 2021, a $212 million, or 72 percent, increase from 2020.

Profit before income taxes was $695 million for 2021, a $261 million, or 60 percent, increase from 2020. The increase was primarily due to a $196 million decrease in provision for credit losses and a $100 million favorable impact from returned or repossessed equipment, partially offset by a $96 million increase in general, operating and administrative expenses, mostly due to higher short-term incentive compensation expense.

The provision for income taxes reflected an annual tax rate of 26 percent for 2021, compared with 29 percent for 2020. The decrease in the annual tax rate was primarily due to changes in the geographic mix of profits.

During 2021, retail new business volume was $13.10 billion, an increase of $2.34 billion, or 22 percent, from 2020. The increase was driven by higher volume across all segments with the exception of a slight decrease in Caterpillar Power Finance.
At the end of 2021, past dues were 1.95 percent, compared with 3.49 percent at the end of 2020. Past dues decreased across all portfolio segments as global markets generally improved. Write-offs, net of recoveries, were $205 million for 2021, compared with $222 million for 2020. As of December 31, 2021, the allowance for credit losses totaled $337 million, or 1.22 percent of finance receivables, compared with $479 million, or 1.77 percent of finance receivables at December 31, 2020.

Response to COVID-19 and Global Business Conditions

We continue to monitor the ongoing impact of the COVID-19 pandemic around the world and have implemented safeguards in our facilities to protect team members in line with local governmental requirements and guidance from health authorities. Caterpillar’s operations continue to be impacted by a variety of external factors including the pandemic, supply chain disruptions and associated cost and labor pressures. We continue to monitor potential downstream impacts from these factors on our business, while remaining focused on portfolio health and continuing to provide qualified customers and dealers with new loans and leases to support their current and future business needs.

2021 COMPARED WITH 2020

Consolidated Total Revenues

The chart above graphically illustrates reasons for the change in consolidated total revenues between 2020 (at left) and 2021 (at right). Items favorably impacting total revenues appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting total revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Retail revenue for 2021 was $1.20 billion, a decrease of $52 million from 2020.  The decrease was due to a $63 million unfavorable impact from lower interest rates on retail finance receivables, partially offset by an $11 million favorable impact from higher average earning assets.  For the year ended December 31, 2021, retail average earning assets were $22.76 billion, an increase of $191 million from 2020. The average yield was 5.26 percent for 2021, compared with 5.53 percent in 2020.

Operating lease revenue for 2021 was $942 million, a decrease of $23 million from 2020. The decrease was primarily due to a $49 million unfavorable impact from lower average earning assets, partially offset by the absence of an accounting convention update that occurred in the third quarter of 2020.

Wholesale revenue for 2021 was $314 million, a decrease of $22 million from 2020. The decrease was due to a $12 million unfavorable impact from lower average earning assets and a $10 million unfavorable impact from lower interest rates on wholesale finance receivables. For the year ended December 31, 2021, wholesale average earning assets were $4.28 billion, a decrease of $163 million from 2020. The average yield was 7.34 percent for 2021, compared with 7.58 percent in 2020.

Other revenue, net items were as follows:

(Millions of dollars)
	2021	2020	Change
Finance receivable and operating lease fees (including late charges)	$56	$49	$7
Net gain (loss) on returned or repossessed equipment	26	(74)	100
Interest income on Notes receivable from Caterpillar	14	14	—
Miscellaneous other revenue, net	13	11	2
Total Other revenue, net	$109	$—	$109

There was a $43 million favorable impact from currency on revenues in 2021. Currency represents the net translation impact resulting from changes in foreign currency exchange rates versus the U.S. dollar and is included in all financial statement line items and each of the items included in the above analysis.

Consolidated Profit Before Income Taxes

(1) Analysis excludes $18 million and $19 million in offsetting revenues and expenses for property taxes on operating leases for 2021 and 2020, respectively.
The chart above graphically illustrates reasons for the change in consolidated profit before income taxes between 2020 (at left) and 2021 (at right). Items favorably impacting profit before income taxes appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting profit before income taxes appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Profit before income taxes was $695 million for 2021, compared with $434 million for 2020. The increase was primarily due to a $196 million decrease in provision for credit losses and a $100 million favorable impact from returned or repossessed equipment, partially offset by a $96 million increase in general, operating and administrative expenses, mostly due to higher short-term incentive compensation expense.

There was a $23 million favorable impact from currency on profit before income taxes in 2021. Currency represents the net translation impact resulting from changes in foreign currency exchange rates versus the U.S. dollar and is included in all financial statement line items and each of the items included in the above analysis.

Provision for Income Taxes

The provision for income taxes reflected an annual tax rate of 26 percent for 2021, compared with 29 percent for 2020. The decrease in the annual tax rate was primarily due to changes in the geographic mix of profits.

Finance Receivables and Equipment on Operating Leases

New Business Volume

(Millions of dollars)
	2021	2020	Change
New retail financing	$11,867	$9,645	$2,222
New operating lease activity	1,230	1,114	116
New wholesale financing	40,393	33,485	6,908
Total	$53,490	$44,244	$9,246

New retail financing increased due to higher volume across all segments. New operating lease activity increased due to higher rentals of Cat equipment in Mining, EAME and North America, partially offset by a decrease in Caterpillar Power Finance. New wholesale financing increased primarily due to higher purchases of trade receivables from Caterpillar.

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

(Millions of dollars)
	2021	2020	Change
Finance receivables, net	$27,177	$26,575	$602
Equipment on operating leases, net	3,123	3,366	(243)
Total portfolio	$30,300	$29,941	$359

Retail loans, net	$107	$139	$(32)
Operating leases	23	24	(1)
Retail leases, net	19	56	(37)
Total off-balance sheet managed assets	$149	$219	$(70)

Total managed portfolio	$30,449	$30,160	$289

Total Portfolio Metrics
At the end of 2021, past dues were 1.95 percent, compared with 3.49 percent at the end of 2020. Past dues decreased across all portfolio segments as global markets generally improved. Total non-performing finance receivables, which represent finance receivables currently on non-accrual status, were $288 million and $567 million at December 31, 2021 and 2020, respectively. Total non-performing finance receivables as a percentage of our finance receivables were 1.05 percent and 2.10 percent at December 31, 2021 and 2020, respectively.

Our allowance for credit losses as of December 31, 2021 was $337 million, or 1.22 percent of finance receivables, compared with $479 million, or 1.77 percent, as of December 31, 2020. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and economic forecasts. We believe our allowance is sufficient to provide for losses over the remaining life of our finance receivable portfolio as of December 31, 2021.

FOURTH QUARTER 2021 COMPARED WITH FOURTH QUARTER 2020

CONSOLIDATED STATEMENTS OF PROFIT (UNAUDITED)
(Dollars in Millions)

	Three Months Ended December 31,
	2021	2020
Revenues:
Retail finance	$294	$307
Operating lease	231	247
Wholesale finance	77	78
Other, net	41	(16)
Total revenues	643	616

Expenses:
Interest	104	129
Depreciation on equipment leased to others	185	194
General, operating and administrative	146	113
Provision for credit losses	10	49
Other	12	10
Total expenses	457	495

Other income (expense)	(7)	1

Profit before income taxes	179	122

Provision for income taxes	54	24

Profit of consolidated companies	125	98

Less: Profit attributable to noncontrolling interests	3	2

Profit(1)	$122	$96

(1) Profit attributable to Caterpillar Financial Services Corporation.

Consolidated Total Revenues

The chart above graphically illustrates reasons for the change in consolidated total revenues between fourth quarter 2020 (at left) and fourth quarter 2021 (at right). Items favorably impacting total revenues appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting total revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Retail revenue for the fourth quarter of 2021 was $294 million, a decrease of $13 million from the same period in 2020.  The decrease was mostly due to a $15 million unfavorable impact from lower interest rates on retail finance receivables.  For the quarter ended December 31, 2021, retail average earning assets were $22.63 billion, an increase of $130 million from the same period in 2020. The annualized average yield was 5.19 percent for the fourth quarter of 2021, compared with 5.45 percent for the fourth quarter of 2020.

Operating lease revenue for the fourth quarter of 2021 was $231 million, a decrease of $16 million from the same period in 2020.  The decrease was primarily due to a $15 million unfavorable impact from lower average earning assets.

Wholesale revenue for the fourth quarter of 2021 was $77 million, a decrease of $1 million from the same period in 2020. The decrease was due to a $6 million unfavorable impact from lower interest rates on wholesale finance receivables, partially offset by a $5 million favorable impact from higher average earning assets. For the quarter ended December 31, 2021, wholesale average earning assets were $4.36 billion, an increase of $216 million from the same period in 2020. The annualized average yield was 7.10 percent for the fourth quarter of 2021, compared with 7.53 percent for the fourth quarter of 2020.

Other revenue, net items were as follows:

(Millions of dollars)	Three Months Ended December 31,
	2021	2020	Change
Finance receivable and operating lease fees (including late charges)	$14	$12	$2
Net gain (loss) on returned or repossessed equipment	18	(35)	53
Interest income on Notes receivable from Caterpillar	4	4	—
Miscellaneous other revenue, net	5	3	2
Total Other revenue, net	$41	$(16)	$57

There was a $4 million favorable impact from currency on revenues in the fourth quarter of 2021. Currency represents the net translation impact resulting from changes in foreign currency exchange rates versus the U.S. dollar and is included in all financial statement line items and each of the items included in the above analysis.

Consolidated Profit Before Income Taxes

(1) Analysis excludes $4 million in offsetting revenues and expenses for property taxes on operating leases for both the fourth quarter of 2021 and 2020, respectively.
The chart above graphically illustrates reasons for the change in consolidated profit before income taxes between fourth quarter 2020 (at left) and fourth quarter 2021 (at right). Items favorably impacting profit before income taxes appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting profit before income taxes appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Fourth-quarter 2021 profit before income taxes was $179 million, compared with $122 million for the fourth quarter of 2020. The increase was primarily due to a $53 million favorable impact from returned or repossessed equipment and a $39 million decrease in provision for credit losses, partially offset by a $33 million increase in general, operating and administrative expenses, mostly due to higher short-term incentive compensation expense.

There was a $2 million favorable impact from currency on profit before income taxes in the fourth quarter of 2021. Currency represents the net translation impact resulting from changes in foreign currency exchange rates versus the U.S. dollar and is included in all financial statement line items and each of the items included in the above analysis.

Provision for Income Taxes

The provision for income taxes reflected an effective tax rate of 30 percent in the fourth quarter of 2021, compared with 20 percent in the fourth quarter of 2020. The increase in the effective tax rate was primarily due to changes in the geographic mix of profits.

2020 COMPARED WITH 2019

For discussions related to the consolidated total revenues and consolidated profit before income taxes between 2020 and 2019, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the United States Securities and Exchange Commission on February 17, 2021.

CAPITAL RESOURCES AND LIQUIDITY

Maintaining and managing adequate capital and liquidity resources includes management of funding sources and their utilization based on current, future and contingent needs. Throughout 2021, we experienced favorable liquidity conditions. We ended 2021 with $610 million of cash, an increase of $199 million from year-end 2020. Our cash balances are held in numerous locations throughout the world with approximately $282 million held by our non-U.S. subsidiaries. We expect to meet our U.S. funding needs without repatriating undistributed profits that are indefinitely reinvested outside the U.S.

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

Total borrowings outstanding as of December 31, 2021 were $28.01 billion, an increase of $1.01 billion over December 31, 2020. Outstanding borrowings as of December 31 were as follows:

(Millions of dollars)	2021	2020
Medium-term notes, net	$22,246	$23,550
Commercial paper, net of unamortized discount	4,896	1,321
Bank borrowings and other – long-term	348	429
Bank borrowings and other – short-term	213	307
Variable denomination floating rate demand notes	286	377
Notes payable to Caterpillar	22	1,022
Total outstanding borrowings	$28,011	$27,006

Medium-term notes
We issue medium-term unsecured notes through securities dealers or underwriters in the U.S., Canada, Europe, Australia, Japan, Hong Kong, and China to both retail and institutional investors. These notes are offered in several currencies and with a variety of maturities. These notes are senior unsecured obligations of the Company. Medium-term notes issued totaled $6.35 billion and redeemed totaled $7.61 billion for the year ended December 31, 2021. Medium-term notes, net outstanding as of December 31, 2021 mature as follows:

(Millions of dollars)
2022	$6,118
2023	5,127
2024	7,085
2025	1,614
2026	1,550
Thereafter	749
Fair value adjustments	3
Total	$22,246

Medium-term notes of $1.35 billion maturing in the first quarter of 2022 were excluded from Current maturities of long-term debt in the Consolidated Statements of Financial Position as of December 31, 2021 due to a $2.00 billion issuance of medium-term notes on January 10, 2022 of which $1.50 billion mature in 2024 and $500 million mature in 2027. The preceding maturity table reflects the reclassification of $1.35 billion from maturities in 2022 to 2024.

Commercial paper
We issue unsecured commercial paper in the U.S., Europe and other international capital markets. These short-term promissory notes are issued on a discounted basis and are payable at maturity. As of December 31, 2021, there was $4.90 billion outstanding in commercial paper.

Revolving credit facilities
As of December 31, 2021, we had three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and us for general liquidity purposes. Based on management’s allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of December 31, 2021 was $7.75 billion. Information on our Credit Facility is as follows:

•The 364-day facility of $3.15 billion (of which $2.33 billion is available to us) expires in September 2022.
•The three-year facility, as amended and restated in September 2021, of $2.73 billion (of which $2.01 billion is available to us) expires in September 2024.
•The five-year facility, as amended and restated in September 2021, of $4.62 billion (of which $3.41 billion is available to us) expires in September 2026.

At December 31, 2021, Caterpillar’s consolidated net worth was $16.58 billion, which was above the $9.00 billion required under the Credit Facility. The consolidated net worth is defined in the Credit Facility as the consolidated shareholders’ equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).

At December 31, 2021, our covenant interest coverage ratio was 2.51 to 1. This was above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense, calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at December 31, 2021, our six-month covenant leverage ratio was 7.25 to 1 and our year-end covenant leverage ratio was 7.91 to 1.  This was below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event that either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants. Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At December 31, 2021, there were no borrowings under the Credit Facility.

Bank borrowings
Available credit lines with banks as of December 31, 2021 totaled $3.07 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements. We may guarantee subsidiary borrowings under these lines. As of December 31, 2021, we had $559 million outstanding against these credit lines and were in compliance with all debt covenants under these credit lines. The remaining available credit commitments may be withdrawn any time at the lenders’ discretion.

Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction. We do not hold reserves to fund the payment of the demand notes. The notes are offered on a continuous basis. As of December 31, 2021, there were $286 million of variable denomination floating rate demand notes outstanding. The maximum amount of variable denomination floating rate demand notes that we may have outstanding at any time may not exceed $1.25 billion.

Notes receivable from/payable to Caterpillar
Under our variable amount and term lending agreements and other notes receivable with Caterpillar, we may borrow up to $2.40 billion from Caterpillar and Caterpillar may borrow up to $1.73 billion from us. The variable amount lending agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice. The term lending agreements have remaining maturities ranging up to ten years. We had notes payable of $22 million and notes receivable of $389 million outstanding under these agreements as of December 31, 2021.

OFF-BALANCE SHEET ARRANGEMENTS

We are a party to certain off-balance sheet arrangements, primarily in the form of guarantees. Please refer to Note 11 of Notes to Consolidated Financial Statements for further information.

Managed assets
Certain finance receivables and equipment on operating leases are sold by us to third parties with limited or no recourse in order to mitigate our concentration of credit risk with certain customers.  In 2021, we received $57 million of cash proceeds from the sale of such assets. We typically maintain servicing responsibilities for these assets.

MATERIAL CASH REQUIREMENTS FROM CONTRACTUAL OBLIGATIONS

We believe our balances of cash and cash equivalents of $610 million as of December 31, 2021, along with cash generated by ongoing operations and continued access to debt markets, will be sufficient to satisfy our cash requirements over the next 12 months and beyond.

We have committed cash outflow related to short-term borrowings, long-term debt and operating lease agreements. See notes 7, 8 and 11, respectively, of the Notes to Consolidated Financial Statements.

We also have contractual obligations to suppliers and service providers primarily for software user licenses, extended technical support and data processing services. These obligations total $34 million, with $17 million due in the next 12 months.

CASH FLOWS

Operating cash flow for 2021 was $1.19 billion, compared with $1.15 billion in 2020. Net cash used for investing activities in 2021 was $1.26 billion, compared with net cash provided of $1.06 billion in 2020. The change was primarily due to portfolio related activity. Net cash provided by financing activities was $257 million in 2021, compared with net cash used of $2.48 billion in 2020. The change was primarily due to higher portfolio funding requirements.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. Changes in these estimates and assumptions could have a significant effect on the financial statements. Our critical accounting estimates, which require management assumptions and complex judgments, are summarized below.

We review our critical accounting estimates and assumptions with the Audit Committee of the Caterpillar Inc. Board of Directors.

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

At December 31, 2021, the aggregate residual value of equipment on operating leases was $1.87 billion. Without consideration of other factors such as third-party residual guarantees or contractual customer purchase options, a 10 percent non-temporary decrease in the market value of our equipment subject to operating leases would reduce residual value estimates and result in the recognition of approximately $85 million of additional annual depreciation expense.

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

Despite our belief that our tax return positions are consistent with applicable tax laws, we believe that taxing authorities could challenge certain positions. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations or litigation. We record tax benefits for uncertain tax positions based upon management’s evaluation of the information available at the reporting date. To be recognized in the financial statements, a tax benefit must be at least more likely than not of being sustained based on technical merits. The benefit for positions meeting the recognition threshold is measured as the largest benefit more likely than not of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Significant judgment is required in making these determinations and adjustments to unrecognized tax benefits may be necessary to reflect actual taxes payable upon settlement. Adjustments related to positions impacting the effective tax rate affect the provision for income taxes. Adjustments related to positions impacting the timing of deductions impact deferred tax assets and liabilities.

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

In order to properly manage sensitivity to changes in interest rates, we measure the potential impact of different interest rate assumptions on pre-tax earnings.  All on-balance sheet positions, including derivative financial instruments, are included in the analysis.  The primary assumptions included in the analysis are that there are no new fixed rate assets or liabilities, the proportion of fixed rate debt to fixed rate assets remains unchanged and the level of floating rate assets and debt remain constant.  We estimate a 100 basis point immediate and sustained adverse change in interest rates to have an $8 million adverse impact on 2021 pre-tax earnings based on these assumptions and the balance sheet analysis as of December 31, 2021. Last year, similar assumptions and calculations yielded a potential $18 million adverse impact to 2020 pre-tax earnings.

This analysis does not necessarily represent our current outlook of future market interest rate movement, nor does it consider any actions management could undertake in response to changes in interest rates.  Accordingly, no assurance can be given that actual results would be consistent with the results of our estimate.

Foreign currency exchange rate risk
We have balance sheet positions and expected future transactions denominated in foreign currencies, thereby creating exposure to movements in exchange rates. In managing foreign currency risk, our objective is to minimize earnings volatility resulting from conversion and the remeasurement of net foreign currency balance sheet positions and future transactions denominated in foreign currencies.  Since our policy allows the use of foreign currency forward, option and cross currency contracts to offset the risk of currency mismatch between our assets and liabilities and exchange rate risk associated with future transactions denominated in foreign currencies, a 10 percent adverse change in the value of the U.S. dollar relative to all other currencies would not have a material effect on our consolidated financial statements. Neither our policy nor the effect of a 10 percent change in the value of the U.S. dollar has changed from that reported at the end of last year.

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

Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2021. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2021.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessment, we concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2021 covered by this Annual Report on Form 10-K that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

Disclosures Required Pursuant to Section 13(r) of the Securities Exchange Act of 1934
During the fourth quarter ended December 31, 2021, Caterpillar Eurasia LLC had limited interaction with the Federal Security Service of Russia (the “FSB”) in the form of regulatory notice or authorization required under Russian law for the importation of certain software into Russia that is used in the onboard telematics and control systems of Caterpillar machines. Caterpillar Eurasia LLC did not generate any net revenue or net profits from the FSB interaction, and does not make any sales to or have other dealings with the FSB.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 14.	Principal Accounting Fees and Services.

Our independent registered public accounting firm is PricewaterhouseCoopers LLP, Nashville, Tennessee, Auditor Firm ID: 238.

As a wholly-owned subsidiary of Caterpillar, our principal accounting fees and services are subject to Caterpillar’s Audit Committee pre-approval as described in its Annual Meeting Proxy Statement, which is available on Caterpillar’s website (www.caterpillar.com), under Investors, Financial Information, Proxy Statement.

Fees for professional services provided by our independent auditor included the following:

(Millions of dollars)	2021	2020
Audit fees(1)	$7.4	$7.2
Audit-related fees(2)	—	0.9
Tax fees(3)	0.1	—
Total	$7.5	$8.1

(1) “Audit fees” principally includes audit and review of financial statements (including internal control over financial reporting), statutory and subsidiary audits, SEC registration statements, comfort letters and consents.
(2) “Audit-related fees” principally includes attestation services requested by management, accounting consultations and pre- or post- implementation reviews of processes or systems.
(3) “Tax fees” includes fees related to tax compliance, tax advice and tax planning.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report.
1	Financial Statements:
	·	Report of Independent Registered Public Accounting Firm
	·	Consolidated Statements of Profit
	·	Consolidated Statements of Comprehensive Income
	·	Consolidated Statements of Financial Position
	·	Consolidated Statements of Changes in Shareholder’s Equity
	·	Consolidated Statements of Cash Flows
	·	Notes to Consolidated Financial Statements
2	Financial Statement Schedules:
	·	All schedules are omitted because the required information is shown in the financial statements or the notes thereto or considered to be immaterial.
3	Exhibits:

3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3.1 to the Company’s Form 10 for the year ended December 31, 1984)

3.2	Bylaws of the Company, as amended (incorporated by reference from Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2005)

4.1	Indenture, dated as of April 15, 1985, between the Company and Morgan Guaranty Trust Company of New York, as Trustee (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-3)

4.2	First Supplemental Indenture, dated as of May 22, 1986, amending the Indenture dated as of April 15, 1985, between the Company and Morgan Guaranty Trust Company of New York, as Trustee (incorporated by reference from Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 20, 1986)

4.3	Second Supplemental Indenture, dated as of March 15, 1987, amending the Indenture dated as of April 15, 1985, between the Company and Morgan Guaranty Trust Company of New York, as Trustee (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K, dated April 24, 1987)

4.4	Third Supplemental Indenture, dated as of October 2, 1989, amending the Indenture dated as of April 15, 1985, between the Company and Morgan Guaranty Trust Company of New York, as Trustee (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K, dated October 16, 1989)

4.5	Fourth Supplemental Indenture, dated as of October 1, 1990, amending the Indenture dated April 15, 1985, between the Company and Morgan Guaranty Trust Company of New York, as Trustee (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K, dated October 29, 1990)

4.6	Indenture, dated as of July 15, 1991, between the Company and Continental Bank, National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated July 25, 1991)

4.7
First Supplemental Indenture, dated as of October 1, 2005, amending the Indenture dated as of July 15, 1991, between the Company and U.S. Bank Trust National Association (as successor to the former Trustee) (incorporated by reference from Exhibit 4.3 to Amendment No. 5 to the Company’s Registration Statement on Form S-3 filed October 20, 2005)

4.8	Support Agreement, dated as of December 21, 1984, between the Company and Caterpillar (incorporated by reference from Exhibit 10.2 to the Company’s amended Form 10, for the year ended December 31, 1984)

4.9
First Amendment to the Support Agreement dated June 14, 1995, between the Company and Caterpillar (incorporated by reference from Exhibit 4 to the Company’s Current Report on Form 8-K, dated June 15, 1995)

4.10
Description of the registrant’s Medium-Term Notes, Series H, 3.300% Notes Due 2024 (incorporated by reference from Exhibit 4.10 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2019)

The registrant hereby undertakes upon request to furnish the Commission with a copy of any instrument with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis.

10.1
Amended and Restated Tax Sharing Agreement, dated as of May 31, 2018, between the Company and Caterpillar (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2018)

10.2
Credit Agreement (2021 364-Day Facility), dated September 2, 2021, among Caterpillar Inc., Caterpillar Financial Services Corporation, Caterpillar International Finance Designated Activity Company, and Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein, Citibank, N.A., as agent, Citibank Europe plc, UK Branch, as Local Currency Agent, and MUFG Bank, Ltd. as Japan Local Currency Agent (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 8, 2021)

10.3
Local Currency Addendum, dated as of September 2, 2021, to the Credit Agreement (2021 364-Day Facility) (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed September 8, 2021)

10.4
Japan Local Currency Addendum, dated as of September 2, 2021, to the Credit Agreement (2021 364-Day Facility) (incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K filed September 8, 2021)

10.5
Second Amended and Restated Credit Agreement (Three-Year Facility), dated as of September 5, 2019, by and among the Company, Caterpillar, Caterpillar International Finance Designated Activity Company and Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank Europe plc, UK Branch, as Local Currency Agent, and MUFG Bank, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 10, 2019)

10.6
Amendment No. 1 to Second Amended and Restated Credit Agreement (Three-Year Facility), Amendment No. 1 to Local Currency Addendum and Amendment No. 1 to Japan Local Currency Addendum, dated as of September 2, 2021, among Caterpillar Inc., Caterpillar Financial Services Corporation, Caterpillar International Finance Designated Activity Company, and Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein, Citibank, N.A., as agent, Citibank Europe plc, UK Branch, as Local Currency Agent, and MUFG Bank, Ltd. as Japan Local Currency Agent (incorporated by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 8, 2021)

10.7
Local Currency Addendum to the Second Amended and Restated Credit Agreement (Three-Year Facility), dated as of September 5, 2019, among the Company, Caterpillar International Finance Designated Activity Company, the Local Currency Banks named therein, Citibank, N.A. and Citibank Europe plc, UK Branch (incorporated by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 10, 2019)

10.8
Japan Local Currency Addendum to the Second Amended and Restated Credit Agreement (Three-Year Facility), dated as of September 5, 2019, among the Company, Caterpillar Finance Kabushiki Kaisha, the Japan Local Currency Banks named therein, Citibank, N.A. and MUFG Bank, Ltd. (incorporated by reference from Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 10, 2019)

10.9
Second Amended and Restated Credit Agreement (Five-Year Facility), dated as of September 5, 2019, by and among the Company, Caterpillar, Caterpillar International Finance Designated Activity Company and Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank Europe plc, UK Branch, as Local Currency Agent, and MUFG Bank, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 10.7 to the Company’s Current Report on Form 8-K filed September 10, 2019)

10.10
Amendment No. 1 to Second Amended and Restated Credit Agreement (Five-Year Facility), Amendment No. 1 to Local Currency Addendum and Amendment No. 1 to Japan Local Currency Addendum, dated as of September 2, 2021, among Caterpillar Inc., Caterpillar Financial Services Corporation, Caterpillar International Finance Designated Activity Company, and Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein, Citibank, N.A., as agent, Citibank Europe plc, UK Branch, as Local Currency Agent, and MUFG Bank, Ltd. as Japan Local Currency Agent (incorporated by reference from Exhibit 10.5 to the Company's Current Report on Form 8-K filed on September 8, 2021)

10.11
Local Currency Addendum to the Second Amended and Restated Credit Agreement (Five-Year Facility), dated as of September 5, 2019, among the Company, Caterpillar International Finance Designated Activity Company, the Local Currency Banks named therein, Citibank, N.A. and Citibank Europe plc, UK Branch (incorporated by reference from Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on September 10, 2019)

10.12
Japan Local Currency Addendum to the Second Amended and Restated Credit Agreement (Five-Year Facility), dated as of September 5, 2019, among the Company, Caterpillar Finance Kabushiki Kaisha, the Japan Local Currency Banks named therein, Citibank, N.A. and MUFG Bank, Ltd. (incorporated by reference from Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on September 10, 2019)

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

Caterpillar Financial Services Corporation

Date:	February 16, 2022	/s/James M. Rooney
James M. Rooney, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Signature	Title

February 16, 2022	/s/David T. Walton	President, Director and Chief Executive Officer
David T. Walton

February 16, 2022	/s/Andrew R.J. Bonfield	Director
Andrew R.J. Bonfield

February 16, 2022	/s/Kristen R. Covey	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Kristen R. Covey

February 16, 2022	/s/Sumeet Puri	Controller (Principal Accounting Officer)
Sumeet Puri

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of Caterpillar Financial Services Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial position of Caterpillar Financial Services Corporation and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of profit, comprehensive income, changes in shareholder’s equity and cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for credit losses in 2020.

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

Customer Finance Receivables Allowance for Credit Losses

As described in Notes 1 and 2 to the consolidated financial statements, as of December 31, 2021, the collectively evaluated customer finance receivables allowance for credit losses makes up a significant portion of total customer finance receivable allowance for credit losses of $251 million. As disclosed by management, the allowance for credit losses is management’s estimate of expected credit losses over the life of the customer finance receivables portfolio measured on a collective (pool) basis calculated using loss forecast models utilizing probabilities of default and management’s estimated loss given default based on past loss experience adjusted for current economic conditions and reasonable and supportable forecasts and scenarios capturing country and industry-specific economic factors.

The principal considerations for our determination that performing procedures relating to the customer finance receivables allowance for credit losses is a critical audit matter are the significant judgment by management in determining the probabilities of default adjusted for country and industry-specific economic factors utilized in their models; this in turn led to a high degree of auditor judgment, subjectivity and effort in performing audit procedures and evaluating audit evidence related to probabilities of default adjusted for country and industry-specific economic factors, and the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the determination of the allowance for credit losses, including controls relating to management’s consideration of probabilities of default and country and industry-specific economic factors. These procedures also included, among others, (i) testing management’s process for determining the allowance for credit losses estimate, (ii) testing the data used by management, including underlying customer finance receivable data and country and industry-specific economic factors, and (iii) involving professionals with specialized skill and knowledge to assist in evaluating the appropriateness of the models used in the allowance for credit losses, the reasonableness of probabilities of default assumptions, and the selection of country and industry-specific economic factors.

/s/PricewaterhouseCoopers LLP
Nashville, Tennessee
February 16, 2022

We have served as the Company’s auditor since 1984.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF PROFIT
For the Years Ended December 31,
(Dollars in Millions)

	2021	2020	2019
Revenues:
Retail finance	$1,197	$1,249	$1,369
Operating lease	942	965	1,037
Wholesale finance	314	336	491
Other, net	109	—	69
Total revenues	2,562	2,550	2,966

Expenses:
Interest	455	591	787
Depreciation on equipment leased to others	755	758	813
General, operating and administrative	528	433	516
Provision for credit losses	70	266	162
Other	36	43	36
Total expenses	1,844	2,091	2,314

Other income (expense)	(23)	(25)	(24)

Profit before income taxes	695	434	628

Provision for income taxes	178	126	196

Profit of consolidated companies	517	308	432

Less: Profit attributable to noncontrolling interests	12	15	22

Profit(1)	$505	$293	$410

(1) Profit attributable to Caterpillar Financial Services Corporation.

See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31,
(Dollars in Millions)

	2021	2020	2019

Profit of consolidated companies	$517	$308	$432

Other comprehensive income (loss), net of tax (Note 10):
Foreign currency translation	(209)	236	11
Derivative financial instruments	32	24	(31)
Total Other comprehensive income (loss), net of tax	(177)	260	(20)

Comprehensive income (loss)	340	568	412

Less: Comprehensive income (loss) attributable to the noncontrolling interests	14	25	19

Comprehensive income (loss) attributable to Caterpillar Financial Services Corporation	$326	$543	$393

See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
At December 31,
(Dollars in Millions, except share data)

	2021	2020
Assets:
Cash and cash equivalents	$610	$411
Finance receivables, net of Allowance for credit losses of $337 and $479	27,177	26,575
Notes receivable from Caterpillar	389	356
Equipment on operating leases, net	3,123	3,366
Other assets	1,088	1,283
Total assets	$32,387	$31,991

Liabilities and shareholder’s equity:
Payable to dealers and others	$163	$144
Payable to Caterpillar – borrowings and other	95	1,087
Accrued expenses	233	400
Short-term borrowings	5,395	2,005
Current maturities of long-term debt	6,307	7,729
Long-term debt	16,287	16,250
Other liabilities	926	885
Total liabilities	29,406	28,500

Commitments and contingent liabilities (Note 11)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid-in amount)	745	745
Additional paid-in capital	2	2
Retained earnings	2,797	3,142
Accumulated other comprehensive income (loss)	(774)	(595)
Noncontrolling interests	211	197
Total shareholder’s equity	2,981	3,491

Total liabilities and shareholder’s equity	$32,387	$31,991

 See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
For the Years Ended December 31,
(Dollars in Millions)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance at December 31, 2018	$745	$2	$2,874	$(925)	$153	$2,849
Profit of consolidated companies			410		22	432
Dividend paid to Caterpillar			(25)			(25)
Foreign currency translation, net of tax				14	(3)	11
Derivative financial instruments, net of tax				(31)		(31)
Adjustment to adopt new accounting guidance(1)			(97)	97		—
Balance at December 31, 2019	$745	$2	$3,162	$(845)	$172	$3,236
Profit of consolidated companies			293		15	308
Dividend paid to Caterpillar			(300)			(300)
Foreign currency translation, net of tax				226	10	236
Derivative financial instruments, net of tax				24		24
Adjustment to adopt new accounting guidance(2)			(13)			(13)
Balance at December 31, 2020	$745	$2	$3,142	$(595)	$197	$3,491
Profit of consolidated companies			505		12	517
Dividend paid to Caterpillar			(850)			(850)
Foreign currency translation, net of tax				(211)	2	(209)
Derivative financial instruments, net of tax				32		32
Balance at December 31, 2021	$745	$2	$2,797	$(774)	$211	$2,981

(1) Adjustment to adopt new accounting guidance related to reclassification of certain tax effects from accumulated other comprehensive income (loss).
(2) Adjustment to adopt new accounting guidance related to credit losses.

See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
 (Dollars in Millions)

	2021	2020	2019
Cash flows from operating activities:
Profit of consolidated companies	$517	$308	$432
Adjustments for non-cash items:
Depreciation and amortization	770	772	827
Accretion of Caterpillar purchased receivable revenue	(301)	(308)	(455)
Provision for credit losses	70	266	162
Other, net	90	147	131
Changes in assets and liabilities:
Other assets	59	39	99
Payable to dealers and others	32	34	18
Accrued expenses	(86)	(83)	(93)
Other payables with Caterpillar	8	(13)	(9)
Other liabilities	30	(14)	93
Net cash provided by operating activities	1,189	1,148	1,205
Cash flows from investing activities:
Expenditures for equipment on operating leases	(1,202)	(1,086)	(1,514)
Capital expenditures - excluding equipment on operating leases	(14)	(14)	(20)
Proceeds from disposals of equipment	1,041	633	769
Additions to finance receivables	(13,836)	(13,525)	(14,270)
Collections of finance receivables	13,342	14,084	13,531
Net changes in Caterpillar purchased receivables	(609)	1,043	640
Proceeds from sales of receivables	51	42	235
Net change in variable lending to Caterpillar	13	(12)	69
Additions to other notes receivable from Caterpillar	(115)	(75)	(80)
Collections of other notes receivable from Caterpillar	69	27	377
Settlements of undesignated derivatives	(3)	(56)	(25)
Other, net	1	1	—
Net cash provided by (used for) investing activities	(1,262)	1,062	(288)
Cash flows from financing activities:
Net change in variable lending from Caterpillar	(1,000)	403	(807)
Payments on borrowings with Caterpillar	—	—	(93)
Proceeds from debt issued (original maturities greater than three months)	6,495	8,440	8,362
Payments on debt issued (original maturities greater than three months)	(7,877)	(8,211)	(8,285)
Short-term borrowings, net (original maturities three months or less)	3,489	(2,809)	(143)
Dividend paid to Caterpillar	(850)	(300)	(25)
Net cash provided by (used for) financing activities	257	(2,477)	(991)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	5	(3)	(4)
Increase (decrease) in cash, cash equivalents and restricted cash	189	(270)	(78)
Cash, cash equivalents and restricted cash at beginning of year (1)	425	695	773
Cash, cash equivalents and restricted cash at end of year (1)	$614	$425	$695

Cash paid for interest	$472	$613	$810
Cash paid for taxes	$143	$108	$79
All short-term investments, which consist primarily of highly liquid investments with original maturities of three months or less, are considered to be cash equivalents.
(1) As of December 31, 2021, 2020 and 2019 restricted cash, which is included in Other assets in the Consolidated Statements of Financial Position, was $4 million, $14 million and $5 million, respectively. Restricted cash primarily includes cash related to syndication activities.

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Nature of Operations

Caterpillar Financial Services Corporation was organized in 1981 in the State of Delaware (together with its subsidiaries, “Cat Financial,” “the Company,” “we” or “our”).  We are a wholly-owned finance subsidiary of Caterpillar Inc. (together with its other subsidiaries, “Caterpillar” or “Cat”).

We provide retail and wholesale financing alternatives to customers and dealers around the world for Caterpillar products and services, as well as financing for vehicles, power generation facilities and marine vessels that, in most cases, incorporate Caterpillar products. Retail financing is primarily comprised of installment sale contracts and other equipment-related loans, working capital loans, finance leases and operating leases. Wholesale financing to Caterpillar dealers consists primarily of inventory and rental fleet financing. In addition, we purchase short-term wholesale trade receivables from Caterpillar.  The various financing plans offered by Cat Financial are designed to support sales of Caterpillar products and generate financing income for Cat Financial. We conduct a significant portion of our activities in North America with additional offices and subsidiaries in Latin America, Asia/Pacific, Europe, Africa and the Middle East.

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

We suspend recognition of finance revenue and operating lease revenue and place the account on non-accrual status when management determines that collection of future income is not probable (generally after 120 days past due).  We resume recognition of revenue and recognize previously suspended income when we consider collection of remaining amounts to be probable. We write off interest earned but uncollected prior to the receivable being placed on non-accrual status through Provision for credit losses when, in the judgment of management, we consider it to be uncollectible.

We participate in certain marketing programs offered in conjunction with Caterpillar and/or Caterpillar dealers that allow us to periodically offer financing to customers at interest rates that are below market rates.  Under these marketing programs, Caterpillar and/or the dealer funds an amount at the outset of the transaction, which we then recognize as finance revenue over the term of the financing.  The funds we receive from Caterpillar and/or the dealer equal an amount that when combined with the customer’s contractual interest provides us with a market interest rate.

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

F. Residual Values

The residual values for operating leases are included in Equipment on operating leases, net in the Consolidated Statements of Financial Position. The residual values for finance leases are included in Finance receivables, net in the Consolidated Statements of Financial Position.

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

Receivable balances, including accrued interest, are written off against the allowance for credit losses when, in the judgment of management, they are considered uncollectible (generally upon repossession of the collateral). Generally, the amount of the write-off is determined by comparing the fair value of the collateral, less cost to sell, to the amortized cost. Subsequent recoveries, if any, are credited to the allowance for credit losses when received.

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

L. New Accounting Pronouncements

Adoption of New Accounting Standards

Reference rate reform (Accounting Standards Update (ASU) 2020-04) – In March 2020, the Financial Accounting Standards Board (FASB) issued accounting guidance to ease the potential burden in accounting for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance is optional and may be elected over time as reference rate reform activities occur between March 12, 2020 through December 31, 2022. In January 2021, we elected to adopt optional expedients impacting our derivative instruments. In addition, in October 2021, we elected to adopt optional expedients for contract modifications. Our adoption of the optional expedients did not have a material impact on our financial statements.

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

NOTE 2 – FINANCE RECEIVABLES
A summary of finance receivables included in the Consolidated Statements of Financial Position as of December 31, was as follows:

(Millions of dollars)	2021	2020
Retail loans, net(1)	$14,817	$15,037
Retail leases, net	7,818	7,812
Caterpillar purchased receivables, net	4,462	3,646
Wholesale loans, net(1)	406	533
Wholesale leases, net	11	26
Total finance receivables	27,514	27,054
Less: Allowance for credit losses	(337)	(479)
Total finance receivables, net	$27,177	$26,575

(1) Includes failed sale leasebacks.

Maturities of our finance receivables, as of December 31, 2021, reflect contractual repayments due from borrowers and were as follows:

(Millions of dollars)
Amounts due in	Retail loans	Retail leases	Caterpillar purchased receivables	Wholesale loans	Wholesale leases	Total
2022	$6,047	$3,187	$4,488	$213	$3	$13,938
2023	4,055	2,113	—	74	2	6,244
2024	2,651	1,135	—	37	2	3,825
2025	1,493	535	—	11	1	2,040
2026	665	227	—	3	—	895
Thereafter	198	35	—	2	—	235
Total	15,109	7,232	4,488	340	8	27,177
Guaranteed residual value(1)	16	411	—	68	2	497
Unguaranteed residual value(1)	3	750	—	2	2	757
Unearned income	(311)	(575)	(26)	(4)	(1)	(917)
Total	$14,817	$7,818	$4,462	$406	$11	$27,514

(1) For Retail loans and Wholesale loans, represents residual value on failed sale leasebacks.

Our finance receivables generally may be repaid or refinanced without penalty prior to contractual maturity and we also sell finance receivables to third parties to mitigate the concentration of credit risk with certain customers.

Finance leases
Revenues from finance leases were $481 million, $491 million and $518 million for the years ended December 31, 2021, 2020, and 2019 respectively, and are included in retail and wholesale finance revenue in the Consolidated Statements of Profit. The residual values for finance leases are included in Finance receivables, net in the Consolidated Statements of Financial Position. Residual value adjustments are recognized through a reduction of finance revenue over the remaining lease term.

Allowance for credit losses

Portfolio segments
A portfolio segment is the level at which we develop a systematic methodology for determining our allowance for credit losses. Our portfolio segments and related methods for estimating expected credit losses are as follows:

Customer
We provide loans and finance leases to end-user customers primarily for the purpose of financing new and used Caterpillar machinery, engines and equipment for commercial use, the majority of which operate in construction-related industries. We also provide financing for vehicles, power generation facilities and marine vessels that, in most cases, incorporate Caterpillar products. The average original term of our customer finance receivable portfolio was approximately 50 months with an average remaining term of approximately 27 months as of December 31, 2021.

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

During the year ended December 31, 2021, our forecasts for the markets in which we operate reflected a general improvement in economic conditions, which had deteriorated due to the COVID-19 pandemic, resulting from a growing economy, improved unemployment rates and a decrease in delinquencies. We believe the economic forecasts employed represent reasonable and supportable forecasts, followed by a reversion to long-term trends.

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

In general, our Dealer portfolio segment has not historically experienced large increases or decreases in credit losses based on changes in economic conditions due to our close working relationships with the dealers and their financial strength. Therefore, we made no adjustments to historical loss rates during the year ended December 31, 2021.

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

In general, our Caterpillar Purchased Receivables portfolio segment has not historically experienced large increases or decreases in credit losses based on changes in economic conditions due to the short-term maturities of the receivables, our close working relationships with the dealers and their financial strength. Therefore, we made no adjustments to historical loss rates during the year ended December 31, 2021.

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

An analysis of the allowance for credit losses was as follows:

(Millions of dollars)	December 31, 2021				December 31, 2020
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total	Customer	Dealer	Caterpillar Purchased Receivables	Total
Beginning Balance	$431	$44	$4	$479	$375	$45	$4	$424
Adjustment to adopt new accounting guidance(1)	—	—	—	—	12	—	—	12
Write-offs	(256)	—	—	(256)	(263)	—	—	(263)
Recoveries	51	—	—	51	41	—	—	41
Provision for credit losses	30	38	—	68	262	(1)	—	261
Other	(5)	—	—	(5)	4	—	—	4
Ending Balance	$251	$82	$4	$337	$431	$44	$4	$479

Finance Receivables	$20,842	$2,210	$4,462	$27,514	$19,927	$3,481	$3,646	$27,054

(1) On January 1, 2020, we adopted ASU 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments, which replaced the incurred loss impairment method with a method that reflects lifetime expected credit losses. We recognized the cumulative effect as a pre-tax adjustment to retained earnings as of January 1, 2020.

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

Customer
The tables below summarize the aging category of our amortized cost of finance receivables in the Customer portfolio segment by origination year.

(Millions of dollars)	December 31, 2021
	2021	2020	2019	2018	2017	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$4,792	$2,596	$1,426	$630	$182	$32	$182	$9,840
31-60 days past due	27	32	20	12	4	1	5	101
61-90 days past due	7	8	5	3	1	1	5	30
91+ days past due	9	17	12	13	5	4	5	65
EAME
Current	1,499	836	577	352	140	26	—	3,430
31-60 days past due	5	4	3	1	1	—	—	14
61-90 days past due	3	3	3	1	—	—	—	10
91+ days past due	3	11	2	2	—	2	—	20
Asia/Pacific
Current	1,456	943	420	119	40	3	36	3,017
31-60 days past due	10	14	10	2	—	—	—	36
61-90 days past due	3	7	4	1	—	—	—	15
91+ days past due	2	10	10	3	—	—	—	25
Mining
Current	944	356	332	194	36	161	36	2,059
31-60 days past due	6	—	—	—	—	—	—	6
61-90 days past due	1	—	—	—	4	—	—	5
91+ days past due	—	1	8	9	3	1	—	22
Latin America
Current	617	299	160	70	17	18	—	1,181
31-60 days past due	4	7	3	3	1	—	—	18
61-90 days past due	3	3	1	1	—	—	—	8
91+ days past due	4	9	9	7	7	14	—	50
Caterpillar Power Finance
Current	120	152	119	70	180	104	101	846
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	44	—	44
Total	$9,515	$5,308	$3,124	$1,493	$621	$411	$370	$20,842

(Millions of dollars)	December 31, 2020
	2020	2019	2018	2017	2016	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$3,780	$2,423	$1,344	$522	$212	$27	$89	$8,397
31-60 days past due	52	49	33	16	7	2	—	159
61-90 days past due	22	25	16	9	2	1	—	75
91+ days past due	14	35	31	20	9	4	2	115
EAME
Current	1,605	931	501	203	60	18	—	3,318
31-60 days past due	5	15	3	2	—	—	—	25
61-90 days past due	1	1	2	1	—	—	—	5
91+ days past due	7	7	12	4	39	43	—	112
Asia/Pacific
Current	1,583	933	412	115	32	6	32	3,113
31-60 days past due	13	23	13	6	—	—	—	55
61-90 days past due	7	11	7	1	—	—	—	26
91+ days past due	4	10	9	3	—	—	—	26
Mining
Current	515	574	289	181	92	151	137	1,939
31-60 days past due	5	—	5	1	—	—	—	11
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	11	8	2	—	—	1	22
Latin America
Current	561	348	151	48	13	34	—	1,155
31-60 days past due	3	6	4	3	—	—	—	16
61-90 days past due	1	7	6	3	2	—	—	19
91+ days past due	2	14	11	24	5	4	—	60
Caterpillar Power Finance
Current	217	199	111	273	99	117	119	1,135
31-60 days past due	—	—	6	—	—	—	—	6
61-90 days past due	—	—	—	—	—	9	—	9
91+ days past due	2	—	20	3	25	79	—	129
Total	$8,399	$5,622	$2,994	$1,440	$597	$495	$380	$19,927

Finance receivables in the Customer portfolio segment are substantially secured by collateral, primarily in the form of Caterpillar and other equipment. For those contracts where the borrower is experiencing financial difficulty, repayment of the outstanding amounts is generally expected to be provided through the operation or repossession and sale of the equipment.

Dealer
As of December 31, 2021, our total amortized cost of finance receivables within the Dealer portfolio segment was current, with the exception of $78 million that was 91+ days past due in Latin America, all of which was originated in 2017. As of December 31, 2020, our total amortized cost of finance receivables within the Dealer portfolio segment was current, with the exception of $81 million that was 91+ days past due in Latin America. Of these past due receivables, $78 million were originated in 2017 and $3 million were originated prior to 2016.

Caterpillar Purchased Receivables
The tables below summarize the aging category of our amortized cost of finance receivables in the Caterpillar Purchased Receivables portfolio segment.

(Millions of dollars)
	December 31, 2021
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables
North America	$8	$6	$5	$19	$2,499	$2,518
EAME	1	—	1	2	844	846
Asia/Pacific	—	—	1	1	620	621
Mining	—	—	—	—	—	—
Latin America	1	1	—	2	472	474
Caterpillar Power Finance	—	—	—	—	3	3
Total	$10	$7	$7	$24	$4,438	$4,462

(Millions of dollars)
	December 31, 2020
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables
North America	$14	$11	$6	$31	$1,889	$1,920
EAME	1	—	1	2	632	634
Asia/Pacific	2	1	1	4	581	585
Mining	—	—	—	—	—	—
Latin America	—	—	—	—	501	501
Caterpillar Power Finance	—	—	—	—	6	6
Total	$17	$12	$8	$37	$3,609	$3,646

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

In our Customer portfolio segment, finance receivables which were on non-accrual status and finance receivables over 90 days past due and still accruing income were as follows:

(Millions of dollars)	December 31, 2021			December 31, 2020
	Amortized Cost			Amortized Cost
	Non-accrual With an Allowance	Non-accrual Without an Allowance	91+ Still Accruing	Non-accrual With an Allowance	Non-accrual Without an Allowance	91+ Still Accruing
North America	$47	$9	$12	$86	$1	$34
EAME	18	1	2	113	1	1
Asia/Pacific	19	—	7	13	—	13
Mining	8	1	14	21	1	—
Latin America	52	4	1	63	—	1
Caterpillar Power Finance	40	11	—	170	17	—
Total	$184	$26	$36	$466	$20	$49

There was $12 million, $12 million and $28 million of interest income recognized during the years ended December 31, 2021, 2020 and 2019, respectively, for customer finance receivables on non-accrual status.

As of December 31, 2021 and 2020, finance receivables in our Dealer portfolio segment on non-accrual status were $78 million and $81 million, respectively, all of which was in Latin America. There were no finance receivables in our Dealer portfolio segment more than 90 days past due and still accruing income as of December 31, 2021 and 2020 and no interest income was recognized on dealer finance receivables on non-accrual status during the years ended December 31, 2021, 2020 and 2019.

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

There were no finance receivables modified as TDRs during the years ended December 31, 2021, 2020 and 2019 for the Dealer or Caterpillar Purchased Receivables portfolio segments. Finance receivables in the Customer portfolio segment modified as TDRs for the years ended December 31, were as follows:

(Dollars in millions)	2021		2020		2019
	Pre-TDR Amortized Cost	Post-TDR Amortized Cost	Pre-TDR Amortized Cost	Post-TDR Amortized Cost	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
North America	$6	$6	$13	$13	$11	$11
EAME	3	3	—	—	17	17
Asia/Pacific	4	4	12	12	—	—
Mining	11	5	35	35	8	8
Latin America	12	12	45	45	5	3
Caterpillar Power Finance	26	22	115	115	168	165
Total	$62	$52	$220	$220	$209	$204

TDRs in the Customer portfolio segment with a payment default (defined as 91+ days past due) which had been modified within twelve months prior to the default date, were as follows for the years ended December 31, :

(Dollars in millions)	2021	2020	2019
	Post-TDR Amortized Cost	Post-TDR Amortized Cost	Post-TDR Recorded Investment
North America	$1	$8	$5
EAME	—	10	—
Asia/Pacific	6	2	—
Mining	—	10	—
Latin America	15	1	—
Caterpillar Power Finance	7	18	10
Total	$29	$49	$15

NOTE 3 – EQUIPMENT ON OPERATING LEASES

The carrying amount of Equipment on operating leases, net in the Consolidated Statements of Financial Position as of December 31, was as follows:

(Millions of dollars)
	2021	2020
Equipment on operating leases, at cost	$4,589	$4,984
Less: Accumulated depreciation	(1,466)	(1,618)
Equipment on operating leases, net	$3,123	$3,366

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

The carrying amount of residual assets covered by residual value guarantees and subject to operating leases was $3 million and $4 million as of December 31, 2021 and 2020, respectively.

At December 31, 2021, payments due for operating leases were as follows:

(Millions of dollars)
2022	2023	2024	2025	2026	Thereafter	Total
$686	$431	$245	$129	$46	$7	$1,544

Revenues from operating leases were $942 million, $965 million and $1.04 billion for the years ended December 31, 2021, 2020 and 2019, respectively. We typically pay property taxes on tax leases directly to the taxing authorities and invoice the lessee for reimbursement. These property tax reimbursements are accounted for as variable lease payments and are included in Operating lease revenues in the Consolidated Statements of Profit. We individually assess our operating lease receivables for impairment. If collectability of a recorded operating lease receivable is not considered probable, we recognize a current-period adjustment against operating lease revenue.

NOTE 4 – OTHER ASSETS

The components of Other assets as of December 31, were as follows:

(Millions of dollars)
	2021	2020
Customer and other miscellaneous receivables	$400	$457
Collateral held for resale, at net realizable value	168	380
Deferred and refundable income taxes	126	168
Property and equipment, net	133	134
Other(1)	261	144
Total Other assets	$1,088	$1,283

(1) Includes Derivative financial instruments. See Note 9 for additional information.

NOTE 5 – CONCENTRATION OF CREDIT RISK

Financial instruments with potential credit risk consist primarily of finance receivables. Additionally, to a lesser extent, we have potential credit risk associated with counterparties to derivative contracts.

As of December 31, 2021, receivables from customers in construction-related industries made up approximately 40 percent of our total portfolio of which customers in North America were approximately 60 percent. As of December 31, 2020, receivables from customers in construction-related industries made up approximately 40 percent of our total portfolio of which customers in North America were approximately 50 percent. No single customer or dealer represented a significant concentration of credit risk.  We typically maintain a security interest in retail financed equipment and, in some instances, wholesale financed equipment. We also require physical damage insurance coverage on all financed equipment.  See Note 15 for further information concerning business segments.

For derivative contracts, collateral is generally not required of the counterparties or of us.  We enter into International Swaps and Derivatives Association (ISDA) master netting agreements that permit the net settlement of amounts owed under their respective derivative contracts.  Our exposure to credit loss in the event of nonperformance by the counterparties is limited to only those gains that we have recorded, but for which we have not yet received cash payment. The master netting agreements reduce the amount of loss the company would incur should the counterparties fail to meet their obligations.  At December 31, 2021 and 2020, the maximum exposure to credit loss, was $208 million and $85 million, respectively, before the application of any master netting agreements.  See Note 9 for further information concerning derivatives.

NOTE 6 – CREDIT COMMITMENTS

Revolving credit facilities
As of December 31, 2021, we had three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and us for general liquidity purposes. Based on management’s allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of December 31, 2021 was $7.75 billion. Information on our Credit Facility is as follows:

•The 364-day facility of $3.15 billion (of which $2.33 billion is available to us) expires in September 2022.
•The three-year facility, as amended and restated in September 2021, of $2.73 billion (of which $2.01 billion is available to us) expires in September 2024.
•The five-year facility, as amended and restated in September 2021, of $4.62 billion (of which $3.41 billion is available to us) expires in September 2026.

At December 31, 2021, Caterpillar’s consolidated net worth was $16.58 billion, which was above the $9.00 billion required under the Credit Facility. The consolidated net worth is defined in the Credit Facility as the consolidated shareholders’ equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).

At December 31, 2021, our covenant interest coverage ratio was 2.51 to 1.  This was above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense, calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at December 31, 2021, our six-month covenant leverage ratio was 7.25 to 1 and our year-end covenant leverage ratio was 7.91 to 1.  This was below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event that either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants. Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At December 31, 2021, there were no borrowings under the Credit Facility.

Bank borrowings
Available credit lines with banks as of December 31, 2021 totaled $3.07 billion.  These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements. We may guarantee subsidiary borrowings under these lines. As of December 31, 2021 and 2020, we had $559 million and $734 million, respectively, outstanding against these credit lines and were in compliance with all debt covenants under these credit lines. The remaining available credit commitments may be withdrawn any time at the lenders’ discretion.

Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction.  We do not hold reserves to fund the payment of the demand notes.  The notes are offered on a continuous basis. As of December 31, 2021 and 2020, there were $286 million and $377 million of variable denomination floating rate demand notes outstanding, respectively. The maximum amount of variable denomination floating rate demand notes that we may have outstanding at any time may not exceed $1.25 billion.

Notes receivable from/payable to Caterpillar
Under our variable amount and term lending agreements and other notes receivable with Caterpillar, we may borrow up to $2.40 billion from Caterpillar and Caterpillar may borrow up to $1.73 billion from us.  The variable amount lending agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice.  The term lending agreements have remaining maturities ranging up to ten years. We had notes payable of $22 million and notes receivable of $389 million outstanding under these agreements as of December 31, 2021, compared with notes payable of $1.02 billion and notes receivable of $356 million as of December 31, 2020.

NOTE 7 – SHORT-TERM BORROWINGS

Short-term borrowings outstanding as of December 31, were comprised of the following:

(Millions of dollars)
	2021		2020
	Balance	Avg. Rate	Balance	Avg. Rate
Commercial paper, net	$4,896	0.1%	$1,321	0.1%
Bank borrowings and other	213	4.5%	307	3.5%
Variable denomination floating rate demand notes	286	0.2%	377	0.3%
Total	$5,395		$2,005

NOTE 8 – LONG-TERM DEBT

During 2021, we issued $6.35 billion of medium-term notes, of which $4.10 billion were at fixed interest rates and $2.25 billion were at floating interest rates linked to SOFR.  At December 31, 2021, the outstanding medium-term notes had remaining maturities ranging up to 6 years. Debt issuance costs are capitalized and amortized to Interest expense using the effective yield method over the term of the debt issuance. Medium-term notes, net contain fair value adjustments for debt in a fair value hedge relationship.

Long-term debt outstanding as of December 31, was comprised of the following:

(Millions of dollars)
	2021		2020
	Balance	Avg. Rate	Balance	Avg. Rate
Medium-term notes	$22,283	1.6%	$23,536	2.2%
Unamortized discount and debt issuance costs	(40)		(46)
Fair value adjustments	3		60
Medium-term notes, net	22,246		23,550
Bank borrowings and other	348	4.1%	429	6.0%
Total	$22,594		$23,979

Maturities of Long-term debt outstanding (excluding fair value adjustments) as of December 31, 2021, in each of the next five years, are as follows:

(Millions of dollars)
2022	$6,307
2023	5,221
2024	7,129
2025	1,629
2026	1,555

Long-term debt outstanding as of December 31, 2021 included $5 million of medium-term notes that could be called by us at some point in the future at par.

Medium-term notes of $1.35 billion maturing in the first quarter of 2022 were excluded from Current maturities of long-term debt in the Consolidated Statements of Financial Position as of December 31, 2021 due to a $2.00 billion issuance of medium-term notes on January 10, 2022 of which $1.50 billion mature in 2024 and $500 million mature in 2027. The preceding maturity table reflects the reclassification of $1.35 billion from maturities in 2022 to 2024.

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

As of December 31, 2021, the cumulative amount of fair value hedging adjustments related to our fixed-to-floating interest rate contracts included in the carrying amount of Long-term debt was $3 million. Fair value gains and losses on these interest rate contracts and the related hedged items generally offset within interest expense. We have, at certain times, liquidated fixed-to-floating and floating-to-fixed interest rate contracts. We amortize the gains or losses associated with these contracts at the time of liquidation into earnings over the original term of the previously designated hedged item.

The location and fair value of derivative instruments reported in the Consolidated Statements of Financial Position as of December 31, were as follows:

(Millions of dollars)		Asset (Liability) Fair Value
	Consolidated Statements of Financial Position Location	2021	2020
Designated derivatives
Interest rate contracts	Other assets	$38	$59
Interest rate contracts	Accrued expenses	(15)	(5)
Cross currency contracts	Other assets	142	2
Cross currency contracts	Accrued expenses	(32)	(148)
		$133	$(92)
Undesignated derivatives
Foreign exchange contracts	Other assets	$28	$17
Foreign exchange contracts	Accrued expenses	(36)	(107)
Cross currency contracts	Other assets	—	7
		$(8)	$(83)

The total notional amount of our derivative instruments was $13.85 billion and $11.26 billion as of December 31, 2021 and 2020, respectively. The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties. We calculate the amounts exchanged by the parties by referencing the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates and interest rates.

The effect of derivatives designated as hedging instruments on the Consolidated Statements of Profit was as follows:

Cash Flow Hedges
(Millions of dollars)	Year Ended December 31, 2021
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI	Classification	Amount of Gains (Losses) Reclassified from AOCI	Amount of the line items in the Consolidated Statements of Profit
Interest rate contracts	$19	Interest expense	$(28)	$455
Cross currency contracts	190	Other income (expense)	199	(23)
		Interest expense	(5)	455
	$209		$166

	Year Ended December 31, 2020
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI	Classification	Amount of Gains (Losses) Reclassified from AOCI	Amount of the line items in the Consolidated Statements of Profit
Interest rate contracts	$(23)	Interest expense	$(52)	$591
Cross currency contracts	(130)	Other income (expense)	(164)	(25)
		Interest expense	32	591
	$(153)		$(184)

	Year Ended December 31, 2019
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI	Classification	Amount of Gains (Losses) Reclassified from AOCI	Amount of the line items in the Consolidated Statements of Profit
Interest rate contracts	$(70)	Interest expense	$(8)	$787
Cross currency contracts	93	Other income (expense)	37	(24)
		Interest expense	33	787
	$23		$62

As of December 31, 2021, $20 million of deferred net losses, net of tax, included in equity (AOCI in the Consolidated Statements of Financial Position), related to our cash flow hedges, are expected to be reclassified to earnings over the next twelve months. The actual amount recorded in earnings will vary based on interest rates and exchange rates at the time the hedged transactions impact earnings.

The effect of derivatives not designated as hedging instruments on the Consolidated Statements of Profit was as follows for the years ended December 31:

(Millions of dollars)
	Classification	2021	2020	2019
Foreign exchange contracts	Other income (expense)	$89	$(121)	$(38)
Cross currency contracts	Other income (expense)	—	9	1
		$89	$(112)	$(37)

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

Collateral is generally not required of the counterparties or us under the master netting agreements. As of December 31, 2021 and 2020, no cash collateral was received or pledged under the master netting agreements.

The effect of net settlement provisions of the master netting agreements on our derivative balances upon an event of default or a termination event as of December 31, was as follows:

(Millions of dollars)
	2021	2020
Derivative Assets
Gross Amount of Recognized Assets	$208	$85
Gross Amounts Offset	—	—
Net Amount of Assets(1)	208	85
Gross Amounts Not Offset	(67)	(57)
Net Amount	$141	$28

Derivative Liabilities
Gross Amount of Recognized Liabilities	$(83)	$(260)
Gross Amounts Offset	—	—
Net Amount of Liabilities(1)	(83)	(260)
Gross Amounts Not Offset	67	57
Net Amount	$(16)	$(203)

(1) As presented in the Consolidated Statements of Financial Position.

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

We present Comprehensive income (loss) and its components in the Consolidated Statements of Comprehensive Income. Changes in Accumulated other comprehensive income (loss) included in the Consolidated Statements of Changes in Shareholder’s Equity consisted of the following:

(Millions of dollars)	2021	2020	2019
Foreign currency translation
Balance at beginning of year	$(551)	$(777)	$(889)
Adjustment to adopt new accounting guidance(1)	—	—	98
Balance at January 1	(551)	(777)	(791)
Gains (losses) on foreign currency translation	(169)	179	18
Less: Tax provision/(benefit)	42	(47)	4
Net gains (losses) on foreign currency translation	(211)	226	14
Other comprehensive income (loss), net of tax	(211)	226	14
Balance at end of year	$(762)	$(551)	$(777)

Derivative financial instruments
Balance at beginning of year	$(44)	$(68)	$(36)
Adjustment to adopt new accounting guidance(1)	—	—	(1)
Balance at January 1	(44)	(68)	(37)
Gains (losses) deferred	209	(153)	23
Less: Tax provision/(benefit)	24	(33)	6
Net gains (losses) deferred	185	(120)	17
(Gains) losses reclassified to earnings	(166)	184	(62)
Less: Tax (provision)/benefit	(13)	40	(14)
Net (gains) losses reclassified to earnings	(153)	144	(48)
Other comprehensive income (loss), net of tax	32	24	(31)
Balance at end of year	$(12)	$(44)	$(68)

Total Accumulated other comprehensive income (loss) at end of year	$(774)	$(595)	$(845)

(1) Adjustment to adopt new accounting guidance related to reclassification of certain tax effects from Accumulated other comprehensive income (loss).

NOTE 11 – COMMITMENTS AND CONTINGENT LIABILITIES

Guarantees
We provide credit guarantees and residual value guarantees to third parties for financing and leasing associated with Caterpillar machinery. In addition, we provide standby letters of credit issued to third parties on behalf of our customers. These guarantees and standby letters of credit have varying terms and beneficiaries and are generally secured by customer assets.

No significant loss has been experienced or is anticipated under any of these guarantees.  At December 31, 2021 and 2020, the related recorded liability was less than $1 million.  The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees was $36 million and $40 million at December 31, 2021 and 2020, respectively.

We provide guarantees to purchase certain loans of Caterpillar dealers from a special-purpose corporation (SPC) that qualifies as a VIE (see Note 1 for additional information regarding the accounting guidance on the consolidation of VIEs). The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers. This SPC issues commercial paper and uses the proceeds to fund its loan program. We receive a fee for providing this guarantee. We are the primary beneficiary of the SPC as our guarantees result in us having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses and therefore we have consolidated the financial statements of the SPC. As of December 31, 2021 and 2020, the SPC’s assets of $888 million and $1.03 billion, respectively, were primarily comprised of loans to dealers, which are included in Finance receivables, net in the Consolidated Statements of Financial Position, and the SPC’s liabilities of $888 million and $1.03 billion, respectively, were primarily comprised of commercial paper, which is included in Short-term borrowings in the Consolidated Statements of Financial Position. The assets of the SPC are not available to pay our creditors. We may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

Lending commitments
We have commitments to extend credit to customers and Caterpillar dealers through lines of credit and other pre-approved credit arrangements. We apply the same credit policies and approval process for these commitments to extend credit as we do for other financing. Collateral is not required for these commitments, but if credit is extended, collateral may be required upon funding. The amount of unused commitments to extend credit to Caterpillar dealers was $10.76 billion at December 31, 2021. We generally have the right to unconditionally cancel, alter, or amend the terms of these dealer commitments at any time. The amount of unused commitments to extend credit to customers was $641 million at December 31, 2021. A significant portion of these commitments is not expected to be fully drawn upon; therefore, the total commitment amounts do not represent a future cash requirement.

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

The components of lease cost were as follows for the years ended December 31:

(Millions of dollars)	2021	2020
Operating lease cost	$7	$8
Short-term lease cost	$—	$1
Variable lease cost	$1	$—

Operating lease right-of-use assets are recognized in Other assets in the Consolidated Statements of Financial Position. The operating lease liabilities are recognized in Other liabilities in the Consolidated Statements of Financial Position. Supplemental information related to operating leases as of December 31, was as follows:

(Millions of dollars)	2021	2020
Other assets	$21	$23
Other liabilities	$21	$24
Weighted average remaining lease term	5 years	5 years
Weighted average discount rates	1.6%	1.9%

At December 31, 2021, maturities of operating lease liabilities were as follows:

(Millions of dollars)
2022	$6
2023	5
2024	4
2025	3
2026	2
Thereafter	3
Total lease payments	23
Less: imputed interest	(2)
Total	$21

Supplemental cash flow information related to operating leases was as follows for the years ended December 31:

(Millions of dollars)	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$7	$8
Right-of-use assets obtained in exchange for operating lease obligations	$5	$8

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

NOTE 12 – INCOME TAXES

A reconciliation of the U.S. federal statutory rate to the effective rate for the years ended December 31, was as follows:

(Millions of dollars)
	2021		2020		2019
Taxes computed at U.S. statutory rates	$146	21.0%	$91	21.0%	$132	21.0%
(Decreases) increases in taxes resulting from:
State Income Tax, net of Federal Tax	3	0.4%	(1)	(0.2)%	1	0.2%
Non-U.S. Subsidiaries taxed at other than the U.S. rate	22	3.2%	26	6.0%	34	5.4%
Prior year tax adjustments	—	—%	3	0.7%	9	1.4%
Valuation allowances	5	0.7%	10	2.3%	21	3.4%
Other, net	2	0.3%	(3)	(0.7)%	(1)	(0.2)%
Provision for income taxes	$178	25.6%	$126	29.1%	$196	31.2%

Included in the line item above labeled “Non-U.S. subsidiaries taxed at other than the U.S. rate” are the effects of local and U.S. taxes related to earnings of non-U.S. subsidiaries and other permanent differences between tax and U.S. GAAP results.

The provision for income taxes includes a prior year net tax charge of $3 million for 2020 and $9 million for 2019 to reduce non-U.S. deferred tax assets in certain jurisdictions to balances supporting the expected reversal of temporary differences between tax and U.S. GAAP balances.

The provision for income taxes for 2021, 2020 and 2019 also includes an increase in valuation allowance for non-U.S. deferred tax assets due to a decrease in consistent and/or sustainable profitability to support their recognition in certain jurisdictions, resulting in a $5 million, $10 million and $21 million non-cash expense, respectively.

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

The components of Profit before income taxes for the years ended December 31, were as follows:

(Millions of dollars)
	2021	2020	2019
U.S.	$288	$99	$257
Non-U.S.	407	335	371
Total	$695	$434	$628

Profit before income taxes, as shown above, is based on the location of the entity to which such earnings are attributable.  Where an entity’s earnings are subject to taxation, however, may not correlate solely to where an entity is located.  Thus, the income tax provision shown below as U.S. or non-U.S. may not correspond to the earnings shown above.

The components of the Provision for income taxes were as follows for the years ended December 31:

(Millions of dollars)
	2021	2020	2019
Current income tax provision:
U.S.	$101	$46	$13
Non-U.S.	162	80	161
State (U.S.)	5	1	2
	268	127	176

Deferred income tax provision:
U.S.	(56)	(45)	32
Non-U.S.	(33)	46	(11)
State (U.S.)	(1)	(2)	(1)
	(90)	(1)	20

Total Provision for income taxes	$178	$126	$196

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

Income taxes payable were $279 million and $198 million as of December 31, 2021 and 2020, respectively, and are included in Other liabilities in the Consolidated Statements of Financial Position.

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

(Millions of dollars)
	2021	2020
Assets:
Other assets	$107	$102
Liabilities:
Other liabilities	(592)	(629)
Deferred income taxes, net	$(485)	$(527)

Our consolidated deferred income taxes consisted of the following components as of December 31:

(Millions of dollars)
	2021	2020
Deferred income tax assets:
Allowance for credit losses	$90	$100
Tax carryforwards	78	61
	168	161

Deferred income tax liabilities (primarily lease basis differences)	(425)	(508)

Valuation allowance for deferred income tax assets	(39)	(33)

Deferred income tax on translation adjustment	(189)	(147)

Deferred income taxes, net	$(485)	$(527)

As of December 31, 2021, amounts and expiration dates of net operating loss (NOL) carryforwards in various U.S. state taxing jurisdictions were:

(Millions of dollars)
2022	2023	2024	2025	2026-2041	Unlimited	Total
$5	$6	$—	$—	$77	$5	$93

The gross deferred income tax asset associated with these NOL carryforwards is $7 million as of December 31, 2021, partially offset by a valuation allowance of $1 million.

In some U.S. state income tax jurisdictions, we join with other Caterpillar entities in filing combined income tax returns.  In other U.S. state income tax jurisdictions, we file on a separate, stand-alone basis.

At December 31, 2021, approximately $1 million of U.S. foreign tax credits from 2017 were available for carryforward. These credits expire in 2028.

As of December 31, 2021, amounts and expiration dates of NOL carryforwards in various non-U.S. taxing jurisdictions were:

(Millions of dollars)
2022	2023	2024	2025	2026-2032	Unlimited	Total
$—	$2	$3	$1	$32	$284	$322

Valuation allowances of $38 million have been recorded at certain non-U.S. subsidiaries that have not yet demonstrated consistent and/or sustainable profitability to support the recognition of net deferred income tax assets.

A reconciliation of the beginning and ending amounts of gross unrecognized income tax benefits for uncertain income tax positions, including positions impacting only the timing of income tax benefits was as follows:

(Millions of dollars)
	2021	2020	2019
Reconciliation of unrecognized income tax benefits(1):
Balance at beginning of year	$119	$119	$119
Additions for income tax positions related to current year	2	—	—
Additions for income tax positions related to prior year	10	—	—
Balance at end of year	$131	$119	$119

Amount that, if recognized, would impact the effective tax rate	$131	$119	$119

(1) Foreign currency translation amounts are included within each line as applicable.

We classify interest and penalties on income taxes as a component of the provision for income taxes.  During the years ended December 31, 2021, 2020 and 2019, we recognized an expense of $1 million, a benefit of less than $1 million and an expense of less than $1 million in interest and penalties, respectively.  As of December 31, 2021 and 2020, the total amount of accrued interest and penalties was $1 million.

Caterpillar received a Revenue Agent’s Report (RAR) from the IRS indicating the end of field examination of our U.S. tax returns for 2010 to 2012. Tax years prior to 2007 are generally no longer subject to U.S. tax assessment. In our major non-U.S. jurisdictions, tax years are typically subject to examination for three to ten years. Due to the uncertainty related to the timing and potential outcome of audits, we cannot estimate the range of reasonably possible change in unrecognized tax benefits in the next 12 months.

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

Fair value measurement includes the consideration of nonperformance risk. Nonperformance risk refers to the risk that an obligation (either by a counterparty or us) will not be fulfilled. For financial assets traded in an active market, the nonperformance risk is included in the market price. For certain other financial assets and liabilities, our fair value calculations have been adjusted accordingly.

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

Derivative financial instruments are measured on a recurring basis at fair value and are classified as Level 2 measurements. We had derivative financial instruments included in our Consolidated Statements of Financial Position in a net asset position of $125 million and a net liability position of $175 million as of December 31, 2021 and 2020, respectively.

See Note 9 for additional information.

Loans measured at fair value
Certain loans are subject to measurement at fair value on a nonrecurring basis and are classified as Level 3 measurements. A loan is measured at fair value when management determines that collection of contractual amounts due is not probable and the loan is individually evaluated. In these cases, an allowance for credit losses may be established based either on the present value of expected future cash flows discounted at the receivables’ effective interest rate, the fair value of the collateral for collateral-dependent receivables or the observable market price of the receivable. In determining collateral value, we estimate the current fair market value of the collateral less selling costs. We had loans carried at fair value of $100 million and $243 million as of December 31, 2021 and 2020, respectively.
B.Fair Values of Financial Instruments
Cash and cash equivalents, Restricted cash and cash equivalents (included in Other Assets in the Consolidated Statements of Financial Position) and Short-term borrowings (see Note 7) are classified as Level 1 measurements and carrying amount approximates fair value. We use the following methods and assumptions to estimate the fair value of our financial instruments not carried at fair value:

Finance receivables, net – we estimate fair value by discounting the future cash flows using current rates representative of receivables with similar remaining maturities.
Long-term debt – we estimate fair value for fixed and floating-rate debt based on quoted market prices.

Fair values of our financial instruments not carried at fair value as of December 31, were as follows:

(Millions of dollars)	2021		2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets
Finance receivables, net (excluding finance leases(1))	$19,068	$19,047	$18,599	$18,910	3	Note 2
Liabilities
Long-term debt	$22,594	$22,797	$23,979	$24,614	2	Note 8

(1) Represents finance leases and failed sale leasebacks of $8.11 billion and $7.98 billion as of December 31, 2021 and 2020, respectively.

NOTE 14 – TRANSACTIONS WITH RELATED PARTIES

We have a Support Agreement with Caterpillar, which provides that Caterpillar will (1) remain, directly or indirectly, our sole owner; (2) cause us to maintain a tangible net worth of at least $20 million and (3) ensure that we maintain a ratio of profit before income taxes and interest expense to interest expense (as defined by the Support Agreement) of not less than 1.15 to 1, calculated on an annual basis. Although this agreement can be modified or terminated by either party, any termination or any modification which would adversely affect holders of our debt requires the consent of holders of 66-2/3 percent in principal amount of outstanding debt of each series so affected.  Any modification or termination which would adversely affect the lenders under the Credit Facility requires their consent.  Caterpillar’s obligation under this agreement is not directly enforceable by any of our creditors and does not constitute a guarantee of any of our obligations.  Cash dividends of $850 million, $300 million and $25 million were paid to Caterpillar in 2021, 2020 and 2019, respectively.

We have variable amount and term lending agreements and other notes receivable with Caterpillar.  Under these agreements, we may borrow up to $2.40 billion from Caterpillar, and Caterpillar may borrow up to $1.73 billion from us.  The variable amount lending agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice.  The term lending agreements have remaining maturities ranging up to ten years. We extended a $2 billion committed credit facility to Caterpillar, which expired in February 2019.  Under this agreement, we received a fee from Caterpillar based on amounts drawn under the credit facility and a commitment fee for the undrawn amounts under the credit facility.  Information concerning these agreements was as follows:

(Millions of dollars)	2021	2020	2019
Payable to Caterpillar - borrowings as of December 31,	$22	$1,022	$618
Payable to Caterpillar - other as of December 31,	$73	$65	$75
Notes receivable from Caterpillar as of December 31,	$389	$356	$296
Other receivables from Caterpillar as of December 31,(2)	$70	$65	$64
Interest expense	$—	$2	$32
Interest income on Notes Receivable with Caterpillar(1)	$14	$14	$26
Fees on committed credit facility extended to Caterpillar(1)	$—	$—	$5

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

(Millions of dollars)
	2021	2020	2019
Purchases made	$40,140	$32,937	$42,817
Revenue earned	$301	$308	$455
Purchased Receivables as of December 31,	$4,462	$3,646	$4,448

We participate in certain marketing programs offered in conjunction with Caterpillar that allow us to periodically offer financing to customers at interest rates that are below market rates.  Under these marketing programs, Caterpillar funds an amount at the outset of the transaction, which we then recognize as revenue over the term of the financing.  During 2021, 2020 and 2019, relative to such programs, we received $351 million, $353 million and $351 million, respectively. We have Finance receivables, net and Equipment on operating leases, net with Caterpillar of $147 million and $141 million as of December 31, 2021 and 2020, respectively. For the years ended December 31, 2021, 2020 and 2019, we recognized revenues of $25 million, $22 million and $16 million, respectively, related to these finance receivables and operating leases.  For the years ended December 31, 2021, 2020 and 2019, we recognized depreciation related to these operating leases of $17 million, $15 million and $11 million, respectively. At December 31, 2021 and 2020, $568 million and $596 million, respectively, of our portfolio was subject to guarantees by Caterpillar and affiliates.

Caterpillar provides defined benefit pension plans, defined contribution plans and other postretirement benefit plans to employees. We reimburse Caterpillar for these charges and other employee benefits paid by Caterpillar related to our employees. Caterpillar's U.S. defined benefit pension plans for support and management employees were frozen for certain employees on December 31, 2010 and were frozen for the remaining employees on December 31, 2019. On the respective transition dates employees moved to a retirement benefit that provided a frozen pension benefit and a 401(k) plan that includes a matching contribution and an annual employer contribution. We also participate in the Caterpillar stock incentive plans.  In 2021, 2020 and 2019, Caterpillar allocated to us $8 million annually in expenses related to stock based compensation.  Further information about these plans is available in Caterpillar’s 2021 Annual Report on Form 10-K filed separately with the Securities and Exchange Commission.

Caterpillar provides operational and administrative support, which is integral to the conduct of our business.  In 2021, 2020 and 2019, these operational and support charges for which we reimburse Caterpillar amounted to $52 million, $46 million and $46 million, respectively. In addition, we provide administrative support services to certain Caterpillar subsidiaries.  Caterpillar reimburses us for these charges.  During 2021, 2020 and 2019, these charges amounted to $12 million, $10 million and $13 million, respectively.

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

NOTE 15 – SEGMENT AND GEOGRAPHIC INFORMATION

A.     Basis for Segment Information

We report information internally for operating segments based on management responsibility. Our operating segments provide financing alternatives to customers and dealers around the world for Caterpillar products and services and vehicles, power generation facilities and marine vessels that, in most cases, incorporate Caterpillar products. Financing plans include operating and finance leases, retail loans, working capital loans to Caterpillar dealers and wholesale financing plans within each of the operating segments. Certain operating segments also purchase short-term trade receivables from Caterpillar.

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
•Mining - Provides financing for large mining customers worldwide.
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
◦Interest expense includes realized forward points on foreign currency forward contracts.
◦The net gain or loss from interest rate derivatives is excluded from segment reporting.

Supplemental segment data and reconciliations to consolidated external reporting for the years ended December 31 was as follows:

(Millions of dollars) 2021	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at December 31, 2021	Capital expenditures
North America	$1,401	$419	$250	$542	$15	$15,755	$888
EAME	274	73	21	60	30	5,192	92
Asia/Pacific	340	170	84	7	9	4,117	10
Latin America	202	24	68	8	52	2,405	12
Mining	289	98	37	136	(15)	2,672	206
Caterpillar Power Finance	52	41	13	2	(21)	957	—
Total Segments	2,558	825	473	755	70	31,098	1,208
Unallocated	15	(295)	179	—	—	1,458	8
Timing	(11)	6	—	—	—	15	—
Methodology	—	159	(197)	—	—	18	—
Inter-segment Eliminations (1)	—	—	—	—	—	(202)	—
Total	$2,562	$695	$455	$755	$70	$32,387	$1,216

2020	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at December 31, 2020	Capital expenditures
North America	$1,401	$312	$322	$538	$69	$14,749	$864
EAME	271	44	37	62	50	4,981	37
Asia/Pacific	338	145	94	9	38	4,585	7
Latin America	201	41	70	11	33	2,621	7
Mining	279	33	53	137	27	2,575	151
Caterpillar Power Finance	54	(38)	25	1	50	1,308	23
Total Segments	2,544	537	601	758	267	30,819	1,089
Unallocated	25	(287)	207	—	(1)	1,576	11
Timing	(19)	(3)	—	—	—	12	—
Methodology	—	187	(217)	—	—	(152)	—
Inter-segment Eliminations (1)	—	—	—	—	—	(264)	—
Total	$2,550	$434	$591	$758	$266	$31,991	$1,100

2019	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at December 31, 2019	Capital expenditures
North America	$1,627	$492	$389	$580	$19	$15,496	$1,105
EAME	281	72	54	65	4	4,918	92
Asia/Pacific	363	167	106	11	16	4,540	11
Latin America	239	42	94	16	29	2,809	11
Mining	326	56	73	138	23	2,966	299
Caterpillar Power Finance	101	(41)	42	3	71	1,673	—
Total Segments	2,937	788	758	813	162	32,402	1,518
Unallocated	59	(342)	256	—	—	1,896	16
Timing	(30)	(17)	—	—	—	16	—
Methodology	—	199	(227)	—	—	(216)	—
Inter-segment Eliminations (1)	—	—	—	—	—	(405)	—
Total	$2,966	$628	$787	$813	$162	$33,693	$1,534

(1) Elimination is primarily related to intercompany loans.

Geographic information:

(Millions of dollars)
	2021	2020	2019
Revenues
Inside U.S.	$1,422	$1,443	$1,756
All other	1,140	1,107	1,210
Total	$2,562	$2,550	$2,966

Equipment on operating leases, net and property and equipment, net (included in Other assets)	2021	2020
Inside U.S.	$2,179	$2,482
Inside Canada	545	521
All other	532	497
Total	$3,256	$3,500