Form 10-Q
period 2022-03-31
CATERPILLAR FINANCIAL SERVICES CORP
filed 2022-05-04
CIK 764764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Yes ☐ No ☒

As of May 4, 2022, one share of common stock of the registrant was outstanding, which is owned by Caterpillar Inc.

The registrant is a wholly owned subsidiary of Caterpillar Inc. and meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced disclosure format.

Table of Contents

Part I. Financial Information
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	*
Item 4.	Controls and Procedures	31

Part II. Other Information
Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*
Item 3.	Defaults Upon Senior Securities	*
Item 4.	Mine Safety Disclosures	*
Item 5.	Other Information	31
Item 6.	Exhibits	32
* Item omitted because no answer is called for or item is not applicable.

UNAUDITED

PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In addition to the accompanying unaudited consolidated financial statements for Caterpillar Financial Services Corporation (together with its subsidiaries, “Cat Financial,” “the Company,” “we,” “us” or “our”), we suggest that you read our 2021 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 16, 2022. The Company files electronically with the SEC required reports on Form 8-K, Form 10-Q, Form 10-K; registration statements on Form S-3; and other forms or reports as required. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished with the SEC are available free of charge through Caterpillar’s website (www.caterpillar.com/secfilings) as soon as reasonably practicable after filing with the SEC. In addition, the public may obtain more detailed information about our parent company, Caterpillar, by visiting its website (www.caterpillar.com). None of the information contained at any time on our website or Caterpillar’s website is incorporated by reference into this document.

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF PROFIT
(Unaudited)
(Dollars in Millions)

	Three Months Ended March 31,
	2022	2021

Revenues:
Retail finance	$290	$303
Operating lease	225	244
Wholesale finance	84	78
Other, net	53	14
Total revenues	652	639

Expenses:
Interest	106	125
Depreciation on equipment leased to others	184	192
General, operating and administrative	131	121
Provision for credit losses	27	(10)
Other	7	7
Total expenses	455	435

Other income (expense)	(4)	(8)

Profit before income taxes	193	196

Provision for income taxes	49	53

Profit of consolidated companies	144	143

Less: Profit attributable to noncontrolling interests	1	3

Profit attributable to Caterpillar Financial Services Corporation	$143	$140

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Millions)

	Three Months Ended March 31,
	2022	2021

Profit of consolidated companies	$144	$143

Other comprehensive income (loss), net of tax (Note 5):
Foreign currency translation	10	(121)
Derivative financial instruments	16	11
Total Other comprehensive income (loss), net of tax	26	(110)

Comprehensive income (loss)	170	33

Less: Comprehensive income (loss) attributable to the noncontrolling interests	3	1

Comprehensive income (loss) attributable to Caterpillar Financial Services Corporation	$167	$32

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in Millions, except share data)

	March 31, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$664	$610
Finance receivables, net of Allowance for credit losses of $357 and $337	27,355	27,177
Notes receivable from Caterpillar	475	389
Equipment on operating leases, net	3,043	3,123
Other assets	1,058	1,088
Total assets	$32,595	$32,387

Liabilities and shareholder’s equity:
Payable to dealers and others	$163	$163
Payable to Caterpillar - borrowings and other	117	95
Accrued expenses	378	233
Short-term borrowings	4,501	5,395
Current maturities of long-term debt	7,679	6,307
Long-term debt	15,641	16,287
Other liabilities	965	926
Total liabilities	29,444	29,406

Commitments and contingent liabilities (Note 7)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid-in amount)	745	745
Additional paid-in capital	2	2
Retained earnings	2,940	2,797
Accumulated other comprehensive income (loss)	(750)	(774)
Noncontrolling interests	214	211
Total shareholder’s equity	3,151	2,981

Total liabilities and shareholder’s equity	$32,595	$32,387

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(Unaudited)
(Dollars in Millions)

Three Months Ended March 31, 2021	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance at December 31, 2020	$745	$2	$3,142	$(595)	$197	$3,491
Profit of consolidated companies			140		3	143
Foreign currency translation, net of tax				(119)	(2)	(121)
Derivative financial instruments, net of tax				11		11
Balance at March 31, 2021	$745	$2	$3,282	$(703)	$198	$3,524

Three Months Ended March 31, 2022
Balance at December 31, 2021	$745	$2	$2,797	$(774)	$211	$2,981
Profit of consolidated companies			143		1	144
Foreign currency translation, net of tax				8	2	10
Derivative financial instruments, net of tax				16		16
Balance at March 31, 2022	$745	$2	$2,940	$(750)	$214	$3,151

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Profit of consolidated companies	$144	$143
Adjustments for non-cash items:
Depreciation and amortization	187	195
Accretion of Caterpillar purchased receivable revenue	(81)	(74)
Provision for credit losses	27	(10)
Other, net	(27)	23
Changes in assets and liabilities:
Other assets	1	(12)
Payable to dealers and others	27	13
Accrued expenses	3	28
Other payables with Caterpillar	19	6
Other liabilities	22	23
Net cash provided by operating activities	322	335

Cash flows from investing activities:
Expenditures for equipment on operating leases	(238)	(224)
Capital expenditures - excluding equipment on operating leases	(3)	(4)
Proceeds from disposals of equipment	239	244
Additions to finance receivables	(3,139)	(2,867)
Collections of finance receivables	3,160	3,062
Net changes in Caterpillar purchased receivables	(42)	(411)
Proceeds from sales of receivables	9	5
Net change in variable lending to Caterpillar	(5)	19
Additions to other notes receivable from Caterpillar	(91)	(23)
Collections of other notes receivable from Caterpillar	10	28
Settlements of undesignated derivatives	(33)	(51)
Other, net	—	1
Net cash provided by (used for) investing activities	(133)	(221)

Cash flows from financing activities:
Net change in variable lending from Caterpillar	—	(1,000)
Proceeds from debt issued (original maturities greater than three months)	2,131	1,779
Payments on debt issued (original maturities greater than three months)	(1,381)	(2,243)
Short-term borrowings, net (original maturities three months or less)	(892)	1,669
Net cash provided by (used for) financing activities	(142)	205

Effect of exchange rate changes on cash, cash equivalents and restricted cash	5	—

Increase (decrease) in cash, cash equivalents and restricted cash	52	319
Cash, cash equivalents and restricted cash at beginning of year(1)	614	425
Cash, cash equivalents and restricted cash at end of period(1)	$666	$744

(1) As of March 31, 2022 and December 31, 2021, restricted cash, which is included in Other assets in the Consolidated Statements of Financial Position, was $2 million and $4 million, respectively. Restricted cash primarily includes cash related to syndication activities.

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Notes to Consolidated Financial Statements
(Unaudited)

1.Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated profit for the three months ended March 31, 2022 and 2021, (b) the consolidated comprehensive income for the three months ended March 31, 2022 and 2021, (c) the consolidated financial position at March 31, 2022 and December 31, 2021, (d) the consolidated changes in shareholder’s equity for the three months ended March 31, 2022 and 2021 and (e) the consolidated cash flows for the three months ended March 31, 2022 and 2021. The preparation of financial statements, in conformity with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), requires management to make estimates and assumptions that affect the reported amounts. Significant estimates include residual values for leased assets, allowance for credit losses and income taxes. Actual results may differ from these estimates.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2021 (2021 Form 10-K). The December 31, 2021 financial position data included herein was derived from the audited consolidated financial statements included in the 2021 Form 10-K but does not include all disclosures required by generally accepted accounting principles.

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
2.New Accounting Pronouncements

A.Adoption of New Accounting Standards

We consider the applicability and impact of all Accounting Standards Updates (ASUs). We adopted the following ASU effective January 1, 2022, which did not have a material impact on our financial statements:

ASU	Description
2021-05	Lessor – Variable lease payments

B.Accounting Standards Issued But Not Yet Adopted

Credit Losses (ASU 2022-02) – In March 2022, the Financial Accounting Standards Board (FASB) issued accounting guidance related to Troubled Debt Restructurings (TDRs) by Creditors and Vintage Disclosures for Gross Write-offs. The guidance is effective for fiscal years beginning after December 15, 2022. We are evaluating the new guidance and do not expect the adoption to have a material impact on our financial statements.

We consider the applicability and impact of all ASUs. ASUs not listed above were assessed and either determined to be not applicable or not expected to have a material impact on our financial statements.

UNAUDITED

3.Finance Receivables

A summary of finance receivables included in the Consolidated Statements of Financial Position was as follows:

(Millions of dollars)	March 31, 2022	December 31, 2021
Retail loans, net(1)	$15,050	$14,817
Retail leases, net	7,625	7,818
Caterpillar purchased receivables, net	4,647	4,462
Wholesale loans, net(1)	380	406
Wholesale leases, net	10	11
Total finance receivables	27,712	27,514
Less: Allowance for credit losses	(357)	(337)
Total finance receivables, net	$27,355	$27,177

(1) Includes failed sale leasebacks.

Finance leases
Revenues from finance leases were $112 million and $122 million for the three months ended March 31, 2022 and 2021, respectively, and are included in retail and wholesale finance revenue in the Consolidated Statements of Profit. The residual values for finance leases are included in Finance receivables, net in the Consolidated Statements of Financial Position. Residual value adjustments are recognized through a reduction of finance revenue over the remaining lease term.

Allowance for credit losses

Portfolio segments
A portfolio segment is the level at which we develop a systematic methodology for determining our allowance for credit losses. Our portfolio segments and related methods for estimating expected credit losses are as follows:

Customer
We provide loans and finance leases to end-user customers primarily for the purpose of financing new and used Caterpillar machinery, engines and equipment for commercial use, the majority of which operate in construction-related industries. We also provide financing for vehicles, power generation facilities and marine vessels that, in most cases, incorporate Caterpillar products. The average original term of our customer finance receivable portfolio was approximately 50 months with an average remaining term of approximately 27 months as of March 31, 2022.

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

During the three months ended March 31, 2022, our forecasts for the markets in which we operate reflected a continuation of the trend of a growing economy, improved unemployment rates and relatively low delinquencies. However, an increase in inflation, exacerbated by an increase in commodity prices, dampened the expectations of global economic growth. We believe the economic forecasts employed represent reasonable and supportable forecasts, followed by a reversion to long-term trends.

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

UNAUDITED

In general, our Dealer portfolio segment has not historically experienced large increases or decreases in credit losses based on changes in economic conditions due to our close working relationships with the dealers and their financial strength. Therefore, we made no adjustments to historical loss rates during the three months ended March 31, 2022.

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

In general, our Caterpillar Purchased Receivables portfolio segment has not historically experienced large increases or decreases in credit losses based on changes in economic conditions due to the short-term maturities of the receivables, our close working relationships with the dealers and their financial strength. Therefore, we made no adjustments to historical loss rates during the three months ended March 31, 2022.

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

An analysis of the allowance for credit losses was as follows:

(Millions of dollars)	Three Months Ended March 31, 2022				Three Months Ended March 31, 2021
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total	Customer	Dealer	Caterpillar Purchased Receivables	Total
Beginning Balance	$251	$82	$4	$337	$431	$44	$4	$479
Write-offs	(20)	—	—	(20)	(34)	—	—	(34)
Recoveries	12	—	—	12	10	—	—	10
Provision for credit losses(1)	26	(1)	1	26	(10)	—	—	(10)
Other	2	—	—	2	(4)	—	—	(4)
Ending Balance	$271	$81	$5	$357	$393	$44	$4	$441

Finance Receivables	$20,953	$2,112	$4,647	$27,712	$19,798	$3,078	$4,065	$26,941

(1) The three months ended March 31, 2022 included a higher reserve for the Russia and Ukraine portfolios.

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

UNAUDITED

Customer
The tables below summarize the aging category of our amortized cost of finance receivables in the Customer portfolio segment by origination year.

(Millions of dollars)	March 31, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$1,204	$4,442	$2,323	$1,213	$503	$154	$188	$10,027
31-60 days past due	5	29	22	15	7	3	6	87
61-90 days past due	—	8	4	4	2	1	2	21
91+ days past due	—	10	13	10	11	8	5	57
EAME
Current	307	1,369	739	496	295	136	—	3,342
31-60 days past due	1	12	6	5	1	—	—	25
61-90 days past due	—	4	4	1	1	1	—	11
91+ days past due	—	4	11	3	2	2	—	22
Asia/Pacific
Current	369	1,313	786	317	91	30	38	2,944
31-60 days past due	1	14	19	9	1	—	—	44
61-90 days past due	—	4	8	5	1	—	—	18
91+ days past due	—	7	10	11	2	—	—	30
Mining
Current	197	858	321	303	168	167	48	2,062
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	1	1	8	12	8	—	30
Latin America
Current	204	607	270	137	45	29	—	1,292
31-60 days past due	—	6	7	5	16	—	—	34
61-90 days past due	—	5	1	1	1	—	—	8
91+ days past due	—	9	14	9	5	18	—	55
Caterpillar Power Finance
Current	12	108	151	113	65	236	115	800
31-60 days past due	2	—	—	—	—	—	—	2
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	42	—	42
Totals by Aging Category
Current	2,293	8,697	4,590	2,579	1,167	752	389	20,467
31-60 days past due	9	61	54	34	25	3	6	192
61-90 days past due	—	21	17	11	5	2	2	58
91+ days past due	—	31	49	41	32	78	5	236
Total	$2,302	$8,810	$4,710	$2,665	$1,229	$835	$402	$20,953

UNAUDITED

(Millions of dollars)	December 31, 2021
	2021	2020	2019	2018	2017	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$4,792	$2,596	$1,426	$630	$182	$32	$182	$9,840
31-60 days past due	27	32	20	12	4	1	5	101
61-90 days past due	7	8	5	3	1	1	5	30
91+ days past due	9	17	12	13	5	4	5	65
EAME
Current	1,499	836	577	352	140	26	—	3,430
31-60 days past due	5	4	3	1	1	—	—	14
61-90 days past due	3	3	3	1	—	—	—	10
91+ days past due	3	11	2	2	—	2	—	20
Asia/Pacific
Current	1,456	943	420	119	40	3	36	3,017
31-60 days past due	10	14	10	2	—	—	—	36
61-90 days past due	3	7	4	1	—	—	—	15
91+ days past due	2	10	10	3	—	—	—	25
Mining
Current	944	356	332	194	36	161	36	2,059
31-60 days past due	6	—	—	—	—	—	—	6
61-90 days past due	1	—	—	—	4	—	—	5
91+ days past due	—	1	8	9	3	1	—	22
Latin America
Current	617	299	160	70	17	18	—	1,181
31-60 days past due	4	7	3	3	1	—	—	18
61-90 days past due	3	3	1	1	—	—	—	8
91+ days past due	4	9	9	7	7	14	—	50
Caterpillar Power Finance
Current	120	152	119	70	180	104	101	846
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	44	—	44
Totals by Aging Category
Current	9,428	5,182	3,034	1,435	595	344	355	20,373
31-60 days past due	52	57	36	18	6	1	5	175
61-90 days past due	17	21	13	6	5	1	5	68
91+ days past due	18	48	41	34	15	65	5	226
Total	$9,515	$5,308	$3,124	$1,493	$621	$411	$370	$20,842

Finance receivables in the Customer portfolio segment are substantially secured by collateral, primarily in the form of Caterpillar and other equipment. For those contracts where the borrower is experiencing financial difficulty, repayment of the outstanding amounts is generally expected to be provided through the operation or repossession and sale of the equipment.

UNAUDITED

Dealer
As of March 31, 2022, our total amortized cost of finance receivables within the Dealer portfolio segment was current, with the exception of $81 million. Of these past due receivables, $78 million were 91+ days past due in Latin America and were originated in 2017. As of December 31, 2021, our total amortized cost of finance receivables within the Dealer portfolio segment was current, with the exception of $78 million that was 91+ days past due in Latin America, all of which was originated in 2017.

Caterpillar Purchased Receivables
The tables below summarize the aging category of our amortized cost of finance receivables in the Caterpillar Purchased Receivables portfolio segment.

(Millions of dollars)
	March 31, 2022
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables
North America	$5	$12	$5	$22	$2,481	$2,503
EAME	2	—	1	3	714	717
Asia/Pacific	1	—	—	1	885	886
Mining	—	—	—	—	—	—
Latin America	3	1	—	4	532	536
Caterpillar Power Finance	1	—	—	1	4	5
Total	$12	$13	$6	$31	$4,616	$4,647

(Millions of dollars)
	December 31, 2021
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables
North America	$8	$6	$5	$19	$2,499	$2,518
EAME	1	—	1	2	844	846
Asia/Pacific	—	—	1	1	620	621
Mining	—	—	—	—	—	—
Latin America	1	1	—	2	472	474
Caterpillar Power Finance	—	—	—	—	3	3
Total	$10	$7	$7	$24	$4,438	$4,462

Non-accrual finance receivables
Recognition of income is suspended and the finance receivable is placed on non-accrual status when management determines that collection of future income is not probable. Contracts on non-accrual status are generally more than 120 days past due or have been restructured in a TDR. Recognition is resumed and previously suspended income is recognized when collection is considered probable. Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms. Interest earned but uncollected prior to the receivable being placed on non-accrual status is written off through Provision for credit losses when, in the judgment of management, it is considered uncollectible.

UNAUDITED

In our Customer portfolio segment, finance receivables which were on non-accrual status and finance receivables over 90 days past due and still accruing income were as follows:

(Millions of dollars)	March 31, 2022			December 31, 2021
	Amortized Cost			Amortized Cost
	Non-accrual With an Allowance	Non-accrual Without an Allowance	91+ Still Accruing	Non-accrual With an Allowance	Non-accrual Without an Allowance	91+ Still Accruing
North America	$43	$6	$13	$47	$9	$12
EAME	20	1	2	18	1	2
Asia/Pacific	13	—	18	19	—	7
Mining	28	1	1	8	1	14
Latin America	56	—	1	52	4	1
Caterpillar Power Finance	31	12	—	40	11	—
Total	$191	$20	$35	$184	$26	$36

There was $1 million and $3 million of interest income recognized during the three months ended March 31, 2022 and 2021, respectively, for customer finance receivables on non-accrual status.

There were $78 million in finance receivables in our Dealer portfolio segment on non-accrual status as of March 31, 2022 and December 31, 2021, all of which was in Latin America. There were no finance receivables in our Dealer portfolio segment more than 90 days past due and still accruing income as of March 31, 2022 and December 31, 2021 and no interest income was recognized on dealer finance receivables on non-accrual status during the three months ended March 31, 2022 and 2021.

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

There were no finance receivables modified as TDRs during the three months ended March 31, 2022 and 2021 for the Dealer or Caterpillar Purchased Receivables portfolio segments. Finance receivables in the Customer portfolio segment modified as TDRs were as follows:

(Millions of dollars)	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Pre-TDR Amortized Cost	Post-TDR Amortized Cost	Pre-TDR Amortized Cost	Post-TDR Amortized Cost
EAME	$1	$1	$—	$—
Mining	—	—	11	5
Caterpillar Power Finance	6	6	—	—
Total	$7	$7	$11	$5

UNAUDITED

The Post-TDR amortized cost of TDRs in the Customer portfolio segment with a payment default (defined as 91+ days past due) which had been modified within twelve months prior to the default date, was as follows:

(Millions of dollars)	Three Months Ended March 31,
	2022	2021
North America	$—	$1
Asia/Pacific	—	4
Mining	5	—
Caterpillar Power Finance	—	5
Total	$5	$10

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

The location and fair value of derivative instruments reported in the Consolidated Statements of Financial Position were as follows:

(Millions of dollars)
	March 31, 2022		December 31, 2021
	Assets[1]	Liabilities[2]	Assets[1]	Liabilities[2]
Designated derivatives
Foreign exchange contracts	$131	$(78)	$142	$(32)
Interest rate contracts	75	(59)	38	(15)
	$206	$(137)	$180	$(47)
Undesignated derivatives
Foreign exchange contracts	$35	$(81)	$28	$(36)
	$35	$(81)	$28	$(36)

(1) Assets are classified on the Consolidated Statements of Financial Position as Other assets.
(2) Liabilities are classified on the Consolidated Statements of Financial Position as Accrued expenses.

The total notional amount of our derivative instruments was $13.42 billion and $13.85 billion as of March 31, 2022 and December 31, 2021, respectively. The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties. We calculate the amounts exchanged by the parties by referencing the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates and interest rates.

UNAUDITED

The effect of derivatives on the Consolidated Statements of Profit was as follows:

(Millions of dollars)
	Fair Value / Undesignated Hedges		Cash Flow Hedges
	Gains (Losses) Recognized[1]		Gains (Losses) Recognized in AOCI		Gains (Losses) Reclassified from AOCI[2]

	Three Months Ended March 31,
	2022	2021	2022	2021	2022	2021
Foreign exchange contracts	$(79)	$86	$(27)	$119	$16	$114
Interest rate contracts	6	6	56	—	(6)	(10)
	$(73)	$92	$29	$119	$10	$104

(1) Foreign exchange contract gains (losses) are primarily from undesignated forward contracts and are included in Other income (expense). Interest rate contract gains (losses) are from designated fair value hedges and are included in Interest expense.
(2) Foreign exchange contract gains (losses) are primarily included in Other income (expense). Interest rate contract gains (losses) are included in Interest expense.

The following amounts were recorded in the Consolidated Statements of Financial Position related to cumulative basis adjustments for fair value hedges:

(Millions of dollars)
	Carrying Value of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Value of the Hedged Liabilities
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Current maturities of long-term debt	$750	$755	$—	$5
Long-term debt	1,447	1,304	(59)	(2)
Total	$2,197	$2,059	$(59)	$3

As of March 31, 2022, $10 million of deferred net gains, net of tax, included in equity (AOCI in the Consolidated Statements of Financial Position), related to our cash flow hedges, are expected to be reclassified to earnings over the next twelve months. The actual amount recorded in earnings will vary based on interest rates and exchange rates at the time the hedged transactions impact earnings.

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

Collateral is generally not required of the counterparties or us under the master netting agreements. As of March 31, 2022 and December 31, 2021, no cash collateral was received or pledged under the master netting agreements.

The effect of net settlement provisions of the master netting agreements on our derivative balances upon an event of default or a termination event was as follows:

(Millions of dollars)
	March 31, 2022		December 31, 2021
	Assets	Liabilities	Assets	Liabilities
Gross amounts recognized	$241	$(218)	$208	$(83)
Financial instruments not offset	(96)	96	(67)	67
Net amount	$145	$(122)	$141	$(16)

UNAUDITED

5.Accumulated Other Comprehensive Income (Loss)

We present Comprehensive income (loss) and its components in the Consolidated Statements of Comprehensive Income. Changes in Accumulated other comprehensive income (loss) included in the Consolidated Statements of Changes in Shareholder’s Equity consisted of the following:

(Millions of dollars)	Three Months Ended March 31,
	2022	2021
Foreign currency translation
Balance at beginning of period	$(762)	$(551)
Gains (losses) on foreign currency translation	19	(94)
Less: Tax provision/(benefit)	11	25
Net gains (losses) on foreign currency translation	8	(119)
Other comprehensive income (loss), net of tax	8	(119)
Balance at end of period	$(754)	$(670)

Derivative financial instruments
Balance at beginning of period	$(12)	$(44)
Gains (losses) deferred	29	119
Less: Tax provision/(benefit)	6	25
Net gains (losses) deferred	23	94
(Gains) losses reclassified to earnings	(10)	(104)
Less: Tax (provision)/benefit	(3)	(21)
Net (gains) losses reclassified to earnings	(7)	(83)
Other comprehensive income (loss), net of tax	16	11
Balance at end of period	$4	$(33)

Total Accumulated other comprehensive income (loss) at end of period	$(750)	$(703)

UNAUDITED

6.Segment Information

A.     Basis for Segment Information

We report information internally for operating segments based on management responsibility. Our operating segments provide financing alternatives to customers and dealers around the world for Caterpillar products and services and vehicles, power generation facilities and marine vessels that, in most cases, incorporate Caterpillar products. Financing products include operating and finance leases, retail loans, working capital loans to Caterpillar dealers and wholesale financing plans within each of the operating segments. Certain operating segments also purchase short-term trade receivables from Caterpillar.

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
◦The net gain or loss from interest rate derivatives is excluded from segment reporting.

UNAUDITED

Supplemental segment data and reconciliations to consolidated external reporting for the three months ended March 31 was as follows:

(Millions of dollars) 2022	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at March 31, 2022	Capital expenditures
North America	$359	$127	$54	$128	$6	$15,846	$199
EAME	67	—	7	14	26	4,959	14
Asia/Pacific	75	37	17	1	1	4,255	2
Latin America	58	19	26	2	(1)	2,541	2
Mining	72	20	8	38	(2)	2,679	22
Caterpillar Power Finance	19	15	3	1	(3)	909	—
Total Segments	650	218	115	184	27	31,189	239
Unallocated	5	(72)	42	—	—	1,477	2
Timing	(3)	1	—	—	—	16	—
Methodology	—	46	(51)	—	—	82	—
Inter-segment Eliminations (1)	—	—	—	—	—	(169)	—
Total	$652	$193	$106	$184	$27	$32,595	$241

2021	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at December 31, 2021	Capital expenditures
North America	$347	$99	$69	$137	$1	$15,755	$178
EAME	67	30	5	15	(4)	5,192	10
Asia/Pacific	92	51	23	2	—	4,117	3
Latin America	47	16	14	2	3	2,405	7
Mining	71	18	10	35	(3)	2,672	26
Caterpillar Power Finance	13	11	4	1	(7)	957	—
Total Segments	637	225	125	192	(10)	31,098	224
Unallocated	5	(72)	50	—	—	1,458	4
Timing	(3)	1	—	—	—	15	—
Methodology	—	42	(50)	—	—	18	—
Inter-segment Eliminations (1)	—	—	—	—	—	(202)	—
Total	$639	$196	$125	$192	$(10)	$32,387	$228

 (1) Elimination is primarily related to intercompany loans
.
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

No significant loss has been experienced or is anticipated under any of these guarantees. At March 31, 2022 and December 31, 2021, the related recorded liability was less than $1 million. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees was $35 million and $36 million at March 31, 2022 and December 31, 2021, respectively.

UNAUDITED

We provide guarantees to purchase certain loans of Caterpillar dealers from a special-purpose corporation (SPC) that qualifies as a VIE (see Note 1 for additional information regarding the accounting guidance on the consolidation of VIEs). The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers. This SPC issues commercial paper and uses the proceeds to fund its loan program. We receive a fee for providing this guarantee. We are the primary beneficiary of the SPC as our guarantees result in us having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses and therefore we have consolidated the financial statements of the SPC. As of March 31, 2022 and December 31, 2021, the SPC’s assets of $839 million and $888 million, respectively, were primarily comprised of loans to dealers, which are included in Finance receivables, net in the Consolidated Statements of Financial Position, and the SPC’s liabilities of $838 million and $888 million, respectively, were primarily comprised of commercial paper, which is included in Short-term borrowings in the Consolidated Statements of Financial Position. The assets of the SPC are not available to pay our creditors. We may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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

Derivative financial instruments are measured on a recurring basis at fair value and are classified as Level 2 measurements. We had derivative financial instruments included in our Consolidated Statements of Financial Position in a net asset position of $23 million and $125 million as of March 31, 2022 and December 31, 2021, respectively.

See Note 4 for additional information.

Loans measured at fair value
Certain loans are subject to measurement at fair value on a nonrecurring basis and are classified as Level 3 measurements. A loan is measured at fair value when management determines that collection of contractual amounts due is not probable and the loan is individually evaluated. In these cases, an allowance for credit losses may be established based either on the present value of expected future cash flows discounted at the receivables’ effective interest rate, the fair value of the collateral for collateral-dependent receivables or the observable market price of the receivable. In determining collateral value, we estimate the current fair market value of the collateral less selling costs. We had loans carried at fair value of $108 million and $100 million as of March 31, 2022 and December 31, 2021, respectively.
B.Fair Values of Financial Instruments
Cash and cash equivalents, Restricted cash and cash equivalents (included in Other Assets in the Consolidated Statements of Financial Position) and Short-term borrowings are classified as Level 1 measurements and carrying amount approximates fair value. We use the following methods and assumptions to estimate the fair value of our financial instruments not carried at fair value:

Finance receivables, net – we estimate fair value by discounting the future cash flows using current rates representative of receivables with similar remaining maturities.
Long-term debt – we estimate fair value for fixed and floating-rate debt based on quoted market prices.

Fair values of our financial instruments not carried at fair value were as follows:

(Millions of dollars)	March 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets
Finance receivables, net (excluding finance leases(1))	$19,433	$19,180	$19,068	$19,047	3	Note 3
Liabilities
Long-term debt	$23,320	$23,010	$22,594	$22,797	2

(1) Represents finance leases and failed sale leasebacks of $7.92 billion and $8.11 billion as of March 31, 2022 and December 31, 2021, respectively.

9.Income Taxes

The provision for income taxes reflected an estimated annual tax rate of 25 percent in the first quarter of 2022, compared with 27 percent in the first quarter of 2021. The decrease in the estimated annual tax rate was primarily due to changes in the geographic mix of profits.

UNAUDITED

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited financial statements and related notes included elsewhere in this report and our discussion of significant risks to the company’s business under Part I, Item 1A. Risk Factors of the 2021 Form 10-K.

OVERVIEW

We reported first-quarter 2022 revenues of $652 million, an increase of $13 million, or 2 percent, compared with the first quarter of 2021. First-quarter 2022 profit was $143 million, a $3 million, or 2 percent, increase from the first quarter of 2021.

The increase in revenues was primarily due to a $36 million favorable impact from returned or repossessed equipment, partially offset by a $29 million unfavorable impact from lower average financing rates.

First-quarter 2022 profit before income taxes was $193 million, a $3 million, or 2 percent, decrease from the first quarter of 2021. The decrease was primarily due to a $37 million increase in provision for credit losses, partially offset by a $36 million favorable impact from returned or repossessed equipment. The impact of lower average financing rates was mostly offset by lower interest expense.

The provision for income taxes reflected an estimated annual tax rate of 25 percent in the first quarter of 2022, compared with 27 percent in the first quarter of 2021.

During the first quarter of 2022, retail new business volume was $2.78 billion, a decrease of $30 million, or 1 percent, from the first quarter of 2021. The decrease was primarily driven by lower volume in Asia/Pacific and Mining, partially offset by increases in North America and Latin America.

At the end of the first quarter of 2022, past dues were 2.05 percent, compared with 2.90 percent at the end of the first quarter of 2021. The decrease in past dues was mostly driven by the North America, Caterpillar Power Finance and EAME portfolios. Write-offs, net of recoveries, were $8 million for the first quarter of 2022, compared with $24 million for the first quarter of 2021. As of March 31, 2022, the allowance for credit losses totaled $357 million, or 1.29 percent of finance receivables, compared with $337 million, or 1.22 percent of finance receivables at December 31, 2021. The increase in allowance for credit losses included a higher reserve for the Russia and Ukraine portfolios.

Global Business Conditions

Caterpillar continues to monitor a variety of external factors including the ongoing impact of the COVID-19 pandemic around the world, supply chain disruptions and associated cost and labor pressures. We are monitoring the potential downstream impacts from these factors on our business, while remaining focused on portfolio health and continuing to provide qualified customers and dealers with new loans and leases to support their current and future business needs.

We are closely monitoring the events in Russia and Ukraine and have evaluated our exposure in these countries. We have increased the Allowance for credit losses for our associated portfolios to $32 million due to the increased risk.

UNAUDITED

FIRST QUARTER 2022 COMPARED WITH FIRST QUARTER 2021

Consolidated Total Revenues

The chart above graphically illustrates reasons for the change in consolidated total revenues between first quarter 2021 (at left) and first quarter 2022 (at right). Items favorably impacting total revenues appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting total revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Retail revenue for the first quarter of 2022 was $290 million, a decrease of $13 million from the same period in 2021. The decrease was mostly due to a $12 million unfavorable impact from lower interest rates on retail finance receivables. For the quarter ended March 31, 2022, retail average earning assets were $22.54 billion, a decrease of $87 million from the same period in 2021. The annualized average yield was 5.14 percent for the first quarter of 2022, compared with 5.36 percent for the first quarter of 2021.

Operating lease revenue for the first quarter of 2022 was $225 million, a decrease of $19 million from the same period in 2021. The decrease was primarily due to a $16 million unfavorable impact from lower average earning assets.

Wholesale revenue for the first quarter of 2022 was $84 million, an increase of $6 million from the same period in 2021. The increase was due to a $9 million favorable impact from higher average earning assets, partially offset by a $3 million unfavorable impact from lower interest rates on wholesale finance receivables. For the quarter ended March 31, 2022, wholesale average earning assets were $4.63 billion, an increase of $468 million from the same period in 2021. The annualized average yield was 7.25 percent for the first quarter of 2022, compared with 7.51 percent for the first quarter of 2021.

Other revenue, net items were as follows:

(Millions of dollars)	Three Months Ended March 31,
	2022	2021	Change
Net gain (loss) on returned or repossessed equipment	$30	$(6)	$36
Finance receivable and operating lease fees (including late charges)	15	13	2
Interest income on Notes receivable from Caterpillar	4	4	—
Miscellaneous other revenue, net	4	3	1
Total Other revenue, net	$53	$14	$39

There was a $7 million unfavorable impact from currency on revenues in the first quarter of 2022. Currency represents the net translation impact resulting from changes in foreign currency exchange rates versus the U.S. dollar and is included in all financial statement line items and each of the items included in the above analysis.

UNAUDITED

Consolidated Profit Before Income Taxes

(1) Analysis excludes $4 million and $5 million in offsetting revenues and expenses for property taxes on operating leases for the first quarter of 2022 and 2021, respectively.
The chart above graphically illustrates reasons for the change in consolidated profit before income taxes between first quarter 2021 (at left) and first quarter 2022 (at right). Items favorably impacting profit before income taxes appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting profit before income taxes appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

First-quarter 2022 profit before income taxes was $193 million, compared with $196 million for the first quarter of 2021. The decrease was primarily due to a $37 million increase in provision for credit losses, partially offset by a $36 million favorable impact from returned or repossessed equipment. The impact of lower average financing rates was mostly offset by lower interest expense.

There was a $4 million unfavorable impact from currency on profit before income taxes in the first quarter of 2022. Currency represents the net translation impact resulting from changes in foreign currency exchange rates versus the U.S. dollar and is included in all financial statement line items and each of the items included in the above analysis.

Provision for Income Taxes
The provision for income taxes reflected an estimated annual tax rate of 25 percent in the first quarter of 2022, compared with 27 percent in the first quarter of 2021.

UNAUDITED

Finance Receivables and Equipment on Operating Leases

New Business Volume

(Millions of dollars)	Three Months Ended March 31,
	2022	2021	Change
New retail financing	$2,536	$2,579	$(43)
New operating lease activity	243	230	13
New wholesale financing	10,743	9,638	1,105
Total	$13,522	$12,447	$1,075

New retail financing decreased primarily due to lower volume in Asia/Pacific and Mining, partially offset by increases in North America and Latin America. New wholesale financing increased primarily due to higher purchases of trade receivables from Caterpillar.

Total Managed Portfolio
We define total portfolio as Finance receivables, net plus Equipment on operating leases, net. We also manage and service receivables and leases that have been sold by us to third parties with limited or no recourse in order to mitigate our concentration of credit risk with certain customers. These assets are not available to pay our creditors. Total managed portfolio was as follows:

(Millions of dollars)	March 31, 2022	December 31, 2021	Change
Finance receivables, net	$27,355	$27,177	$178
Equipment on operating leases, net	3,043	3,123	(80)
Total portfolio	$30,398	$30,300	$98

Retail loans, net	$101	$107	$(6)
Operating leases	27	23	4
Retail leases, net	16	19	(3)
Total off-balance sheet managed assets	$144	$149	$(5)

Total managed portfolio	$30,542	$30,449	$93

Total Portfolio Metrics
At the end of the first quarter of 2022, past dues were 2.05 percent, compared with 2.90 percent at the end of the first quarter of 2021. The decrease in past dues was mostly driven by the North America, Caterpillar Power Finance and EAME portfolios. Total non-performing finance receivables, which represent finance receivables currently on non-accrual status, were $289 million and $288 million at March 31, 2022 and December 31, 2021, respectively. Total non-performing finance receivables as a percentage of our finance receivables were 1.04 percent and 1.05 percent at March 31, 2022 and December 31, 2021, respectively.

Our allowance for credit losses as of March 31, 2022 was $357 million, or 1.29 percent of finance receivables, compared with $337 million, or 1.22 percent, as of December 31, 2021. The increase in allowance for credit losses included a higher reserve for the Russia and Ukraine portfolios. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and economic forecasts. We believe our allowance is sufficient to provide for losses over the remaining life of our finance receivable portfolio as of March 31, 2022.

UNAUDITED

CAPITAL RESOURCES AND LIQUIDITY

Maintaining and managing adequate capital and liquidity resources includes management of funding sources and their utilization based on current, future and contingent needs. Throughout the first quarter of 2022, we experienced favorable liquidity conditions. We ended the first quarter of 2022 with $664 million of cash, an increase of $54 million from year-end 2021. Our cash balances are held in numerous locations throughout the world with approximately $179 million held by our non-U.S. subsidiaries. We expect to meet our U.S. funding needs without repatriating undistributed profits that are indefinitely reinvested outside the U.S.

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

Total borrowings outstanding as of March 31, 2022 were $27.84 billion, a decrease of $168 million over December 31, 2021. Outstanding borrowings were as follows:

(Millions of dollars)	March 31, 2022	December 31, 2021
Medium-term notes, net	$22,836	$22,246
Commercial paper, net of unamortized discount	4,044	4,896
Bank borrowings and other – long-term	484	348
Bank borrowings and other – short-term	183	213
Variable denomination floating rate demand notes	274	286
Notes payable to Caterpillar	22	22
Total outstanding borrowings	$27,843	$28,011

Medium-term notes
We issue medium-term unsecured notes through securities dealers or underwriters in the U.S., Canada, Europe, Australia, Japan, Hong Kong, and China to both retail and institutional investors. These notes are offered in several currencies and with a variety of maturities. These notes are senior unsecured obligations of the Company. Medium-term notes issued totaled $2.00 billion and redeemed totaled $1.35 billion for the three months ended March 31, 2022. Medium-term notes, net outstanding as of March 31, 2022 mature as follows:

(Millions of dollars)
2022	$6,122
2023	5,128
2024	7,232
2025	1,614
2026	1,551
Thereafter	1,248
Fair value adjustments	(59)
Total	$22,836

UNAUDITED

Commercial paper
We issue unsecured commercial paper in the U.S., Europe and other international capital markets. These short-term promissory notes are issued on a discounted basis and are payable at maturity. As of March 31, 2022, there was $4.04 billion outstanding in commercial paper.

Revolving credit facilities
As of March 31, 2022, we had three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and us for general liquidity purposes. Based on management’s allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of March 31, 2022 was $7.75 billion. Information on our Credit Facility is as follows:

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

At March 31, 2022, Caterpillar’s consolidated net worth was $17.16 billion, which was above the $9.00 billion required under the Credit Facility. The consolidated net worth is defined in the Credit Facility as the consolidated shareholders’ equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).

At March 31, 2022, our covenant interest coverage ratio was 2.56 to 1. This was above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain (loss) from interest rate derivatives to (2) interest expense, calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at March 31, 2022, our six-month covenant leverage ratio was 7.53 to 1.  This was below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event that either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants. Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At March 31, 2022, there were no borrowings under the Credit Facility.

Bank borrowings
Available credit lines with banks as of March 31, 2022 totaled $3.19 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements. We may guarantee subsidiary borrowings under these lines. As of March 31, 2022, we had $666 million outstanding against these credit lines and were in compliance with all debt covenants under these credit lines. The remaining available credit commitments may be withdrawn any time at the lenders’ discretion.

Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction. We do not hold reserves to fund the payment of the demand notes. The notes are offered on a continuous basis. As of March 31, 2022, there were $274 million of variable denomination floating rate demand notes outstanding. The maximum amount of variable denomination floating rate demand notes that we may have outstanding at any time may not exceed $1.25 billion.

UNAUDITED

Notes receivable from/payable to Caterpillar
Under our variable amount and term lending agreements and other notes receivable with Caterpillar, we may borrow up to $2.41 billion from Caterpillar and Caterpillar may borrow up to $1.76 billion from us. The variable amount lending agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice. The term lending agreements have remaining maturities ranging up to ten years. We had notes payable of $22 million and notes receivable of $475 million outstanding under these agreements as of March 31, 2022.

OFF-BALANCE SHEET ARRANGEMENTS

We are a party to certain off-balance sheet arrangements, primarily in the form of guarantees. Please refer to Note 7 of Notes to Consolidated Financial Statements for further information.

CASH FLOWS

Operating cash flow was $322 million in the first three months of 2022, compared with $335 million for the same period in 2021. Net cash used for investing activities was $133 million for the first three months of 2022, compared with net cash used of $221 million for the same period in 2021. The change was primarily due to portfolio related activity. Net cash used for financing activities was $142 million for the first three months of 2022, compared with net cash provided of $205 million for the same period in 2021. The change was primarily due to lower portfolio funding requirements related to Caterpillar purchased receivables.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of recent accounting pronouncements, see Part I, Item 1. Note 2 - New Accounting Pronouncements.

CRITICAL ACCOUNTING ESTIMATES

For a discussion of the Company’s critical accounting estimates, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Form 10-K. There have been no significant changes to our critical accounting estimates since our 2021 Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q relate to future events and expectations and are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “believe,” “estimate,” “will be,” “will,” “would,” “expect,” “anticipate,” “plan,” “project,” “intend,” “could,” “should” or other similar words or expressions often identify forward-looking statements. All statements other than statements of historical fact are forward-looking statements, including, without limitation, statements regarding our outlook, projections, forecasts, trend descriptions. These statements do not guarantee future performance and speak only as of the date they are made, and we do not undertake to update our forward-looking statements.

Cat Financial’s actual results may differ materially from those described or implied in our forward-looking statements based on a number of factors, including, but not limited to: (i) disruptions or volatility in global financial markets limiting our sources of liquidity or the liquidity of our customers, dealers and suppliers; (ii) failure to maintain our credit ratings and potential resulting increases to our cost of borrowing and adverse effects on our cost of funds, liquidity, competitive position and access to capital markets; (iii) changes in interest rates, currency fluctuations or market liquidity conditions; (iv) an increase in delinquencies, repossessions or net losses of our customers; (v) residual values of leased equipment; (vi) our compliance with financial and other restrictive covenants in debt agreements; (vii) government monetary or fiscal policies; (viii) political and economic risks, commercial instability and events beyond our control in the countries in which we operate; (ix) demand for Caterpillar products; (x) marketing, operational or administrative support received from Caterpillar; (xi) our ability to develop, produce and market quality products that meet our customers’ needs; (xii) information technology security threats and computer crime; (xiii) alleged or actual violations of trade or anti-corruption laws and regulations; (xiv) new regulations or changes in financial services regulations; (xv) additional tax expense or exposure; (xvi) changes in accounting guidance; (xvii) the ongoing global coronavirus pandemic; and (xviii) other factors described in more detail under the section entitled “Part I - Item 1A. Risk Factors” of Cat Financial's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as such factors may be updated from time to time in Cat Financial's periodic filings with the Securities and Exchange Commission.

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

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the first quarter of 2022 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 5.  OTHER INFORMATION

Disclosures Required Pursuant to Section 13(r) of the Securities Exchange Act of 1934

During the first quarter, Caterpillar Eurasia LLC, one of our affiliates, engaged in limited transactions or dealings with the Federal Security Service of Russia (the “FSB”). Specifically, Caterpillar Eurasia LLC, from time to time, directly or indirectly, makes required submissions to and receives regulatory authorizations from the FSB related to the importation of software used in the on-board telematics and control systems of Caterpillar machines that are imported into Russia. Caterpillar Eurasia LLC did not generate any net revenue or net profits from such approval activity and does not make any sales to or have other dealings with the FSB. Caterpillar Eurasia LLC plans to continue these activities as long as it remains lawful to do so.

UNAUDITED

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

Caterpillar Financial Services Corporation

Date:	May 4, 2022	/s/David T. Walton
David T. Walton, President, Director and Chief Executive Officer

Date:	May 4, 2022	/s/Kristen R. Covey
Kristen R. Covey, Executive Vice President and Chief Financial Officer

Date:	May 4, 2022	/s/James M. Rooney
James M. Rooney, Secretary

Date:	May 4, 2022	/s/Sumeet Puri
Sumeet Puri, Controller (Principal Accounting Officer)