Form 10-Q
period 2022-06-30
CATERPILLAR FINANCIAL SERVICES CORP
filed 2022-08-03
CIK 764764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Yes ☐ No ☒

As of August 3, 2022, one share of common stock of the registrant was outstanding, which is owned by Caterpillar Inc.

The registrant is a wholly owned subsidiary of Caterpillar Inc. and meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced disclosure format.

Table of Contents

Part I. Financial Information
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	*
Item 4.	Controls and Procedures	36

Part II. Other Information
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*
Item 3.	Defaults Upon Senior Securities	*
Item 4.	Mine Safety Disclosures	*
Item 5.	Other Information	*
Item 6.	Exhibits	37
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

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF PROFIT
(Unaudited)
(Dollars in Millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenues:
Retail finance	$301	$303	$591	$606
Operating lease	224	238	449	482
Wholesale finance	99	82	183	160
Other, net	44	23	97	37
Total revenues	668	646	1,320	1,285

Expenses:
Interest	120	116	226	241
Depreciation on equipment leased to others	181	187	365	379
General, operating and administrative	130	134	261	255
Provision for credit losses	23	11	50	1
Other	6	8	13	15
Total expenses	460	456	915	891

Other income (expense)	(9)	(1)	(13)	(9)

Profit before income taxes	199	189	392	385

Provision for income taxes	53	44	102	97

Profit of consolidated companies	146	145	290	288

Less: Profit attributable to noncontrolling interests	3	3	4	6

Profit attributable to Caterpillar Financial Services Corporation	$143	$142	$286	$282

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Profit of consolidated companies	$146	$145	$290	$288

Other comprehensive income (loss), net of tax (Note 5):
Foreign currency translation	(257)	73	(247)	(48)
Derivative financial instruments	7	1	23	12
Total Other comprehensive income (loss), net of tax	(250)	74	(224)	(36)

Comprehensive income (loss)	(104)	219	66	252

Less: Comprehensive income (loss) attributable to the noncontrolling interests	(6)	7	(3)	8

Comprehensive income (loss) attributable to Caterpillar Financial Services Corporation	$(98)	$212	$69	$244

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in Millions, except share data)

	June 30, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$679	$610
Finance receivables, net of Allowance for credit losses of $376 and $337	26,363	27,177
Notes receivable from Caterpillar	476	389
Equipment on operating leases, net	3,012	3,123
Other assets	1,322	1,088
Total assets	$31,852	$32,387

Liabilities and shareholder’s equity:
Payable to dealers and others	$153	$163
Payable to Caterpillar - borrowings and other	98	95
Accrued expenses	303	233
Short-term borrowings	5,002	5,395
Current maturities of long-term debt	5,617	6,307
Long-term debt	16,630	16,287
Other liabilities	1,002	926
Total liabilities	28,805	29,406

Commitments and contingent liabilities (Note 7)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid-in amount)	745	745
Additional paid-in capital	2	2
Retained earnings	3,083	2,797
Accumulated other comprehensive income (loss)	(991)	(774)
Noncontrolling interests	208	211
Total shareholder’s equity	3,047	2,981

Total liabilities and shareholder’s equity	$31,852	$32,387

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(Unaudited)
(Dollars in Millions)

Three Months Ended June 30, 2021	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance at March 31, 2021	$745	$2	$3,282	$(703)	$198	$3,524
Profit of consolidated companies			142		3	145
Dividend paid to Caterpillar			(350)			(350)
Foreign currency translation, net of tax				69	4	73
Derivative financial instruments, net of tax				1		1
Balance at June 30, 2021	$745	$2	$3,074	$(633)	$205	$3,393

Three Months Ended June 30, 2022
Balance at March 31, 2022	$745	$2	$2,940	$(750)	$214	$3,151
Profit of consolidated companies			143		3	146
Foreign currency translation, net of tax				(248)	(9)	(257)
Derivative financial instruments, net of tax				7		7
Balance at June 30, 2022	$745	$2	$3,083	$(991)	$208	$3,047

Six Months Ended June 30, 2021
Balance at December 31, 2020	$745	$2	$3,142	$(595)	$197	$3,491
Profit of consolidated companies			282		6	288
Dividend paid to Caterpillar			(350)			(350)
Foreign currency translation, net of tax				(50)	2	(48)
Derivative financial instruments, net of tax				12		12
Balance at June 30, 2021	$745	$2	$3,074	$(633)	$205	$3,393

Six Months Ended June 30, 2022
Balance at December 31, 2021	$745	$2	$2,797	$(774)	$211	$2,981
Profit of consolidated companies			286		4	290
Foreign currency translation, net of tax				(240)	(7)	(247)
Derivative financial instruments, net of tax				23		23
Balance at June 30, 2022	$745	$2	$3,083	$(991)	$208	$3,047

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Profit of consolidated companies	$290	$288
Adjustments for non-cash items:
Depreciation and amortization	372	386
Accretion of Caterpillar purchased receivable revenue	(175)	(153)
Provision for credit losses	50	1
Other, net	20	22
Changes in assets and liabilities:
Other assets	14	25
Payable to dealers and others	23	4
Accrued expenses	(29)	(62)
Other payables with Caterpillar	3	4
Other liabilities	31	21
Net cash provided by operating activities	599	536

Cash flows from investing activities:
Expenditures for equipment on operating leases	(570)	(582)
Capital expenditures - excluding equipment on operating leases	(5)	(6)
Proceeds from disposals of equipment	429	548
Additions to finance receivables	(7,169)	(6,680)
Collections of finance receivables	6,899	6,097
Net changes in Caterpillar purchased receivables	615	(78)
Proceeds from sales of receivables	21	27
Net change in variable lending to Caterpillar	(19)	16
Additions to other notes receivable from Caterpillar	(91)	(75)
Collections of other notes receivable from Caterpillar	22	37
Settlements of undesignated derivatives	(26)	(89)
Other, net	—	1
Net cash provided by (used for) investing activities	106	(784)

Cash flows from financing activities:
Net change in variable lending from Caterpillar	—	(1,000)
Proceeds from debt issued (original maturities greater than three months)	4,015	4,412
Payments on debt issued (original maturities greater than three months)	(4,233)	(4,064)
Short-term borrowings, net (original maturities three months or less)	(412)	1,466
Dividend paid to Caterpillar	—	(350)
Net cash provided by (used for) financing activities	(630)	464

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(8)	8

Increase (decrease) in cash, cash equivalents and restricted cash	67	224
Cash, cash equivalents and restricted cash at beginning of year(1)	614	425
Cash, cash equivalents and restricted cash at end of period(1)	$681	$649

(1) As of June 30, 2022 and December 31, 2021, restricted cash, which is included in Other assets in the Consolidated Statements of Financial Position, was $2 million and $4 million, respectively. Restricted cash primarily includes cash related to syndication activities.

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Notes to Consolidated Financial Statements
(Unaudited)

1.Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated profit for the three and six months ended June 30, 2022 and 2021, (b) the consolidated comprehensive income for the three and six months ended June 30, 2022 and 2021, (c) the consolidated financial position at June 30, 2022 and December 31, 2021, (d) the consolidated changes in shareholder’s equity for the three and six months ended June 30, 2022 and 2021 and (e) the consolidated cash flows for the six months ended June 30, 2022 and 2021. The preparation of financial statements, in conformity with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), requires management to make estimates and assumptions that affect the reported amounts. Significant estimates include residual values for leased assets, allowance for credit losses and income taxes. Actual results may differ from these estimates.

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

UNAUDITED

3.Finance Receivables

A summary of finance receivables included in the Consolidated Statements of Financial Position was as follows:

(Millions of dollars)	June 30, 2022	December 31, 2021
Retail loans, net(1)	$14,927	$14,817
Retail leases, net	7,321	7,818
Caterpillar purchased receivables, net	3,979	4,462
Wholesale loans, net(1)	504	406
Wholesale leases, net	8	11
Total finance receivables	26,739	27,514
Less: Allowance for credit losses	(376)	(337)
Total finance receivables, net	$26,363	$27,177

(1) Includes failed sale leasebacks.

Finance leases
Revenues from finance leases were $109 million and $123 million for the three months ended June 30, 2022 and 2021, respectively, and $221 million and $245 million for the six months ended June 30, 2022 and 2021, respectively, and are included in retail and wholesale finance revenue in the Consolidated Statements of Profit. The residual values for finance leases are included in Finance receivables, net in the Consolidated Statements of Financial Position. Residual value adjustments are recognized through a reduction of finance revenue over the remaining lease term.

Allowance for credit losses

Portfolio segments
A portfolio segment is the level at which we develop a systematic methodology for determining our allowance for credit losses. Our portfolio segments and related methods for estimating expected credit losses are as follows:

Customer
We provide loans and finance leases to end-user customers primarily for the purpose of financing new and used Caterpillar machinery, engines and equipment for commercial use, the majority of which operate in construction-related industries. We also provide financing for vehicles, power generation facilities and marine vessels that, in most cases, incorporate Caterpillar products. The average original term of our customer finance receivable portfolio was approximately 49 months with an average remaining term of approximately 26 months as of June 30, 2022.

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

During the three and six months ended June 30, 2022, our forecasts for the markets in which we operate reflected a continuation of the trend of relatively low unemployment rates and delinquencies. However, high inflation rates and commodity prices are weakening global economic growth. We believe the economic forecasts employed represent reasonable and supportable forecasts, followed by a reversion to long-term trends.

Dealer
We provide financing to Caterpillar dealers in the form of wholesale financing plans. Our wholesale financing plans provide assistance to dealers by financing their mostly new Caterpillar equipment inventory and rental fleets on a secured and unsecured basis. In addition, we provide a variety of secured and unsecured loans to Caterpillar dealers.

UNAUDITED

We estimate the allowance for credit losses for dealer finance receivables based on historical loss rates with consideration of current economic conditions and reasonable and supportable forecasts.

In general, our Dealer portfolio segment has not historically experienced large increases or decreases in credit losses based on changes in economic conditions due to our close working relationships with the dealers and their financial strength. Therefore, we made no adjustments to historical loss rates during the three and six months ended June 30, 2022.

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

In general, our Caterpillar Purchased Receivables portfolio segment has not historically experienced large increases or decreases in credit losses based on changes in economic conditions due to the short-term maturities of the receivables, our close working relationships with the dealers and their financial strength. Therefore, we made no adjustments to historical loss rates during the three and six months ended June 30, 2022.

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

UNAUDITED

An analysis of the allowance for credit losses was as follows:

(Millions of dollars)	Three Months Ended June 30, 2022				Three Months Ended June 30, 2021
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total	Customer	Dealer	Caterpillar Purchased Receivables	Total
Beginning Balance	$271	$81	$5	$357	$393	$44	$4	$441
Write-offs	(18)	—	—	(18)	(68)	—	—	(68)
Recoveries	18	—	—	18	14	—	—	14
Provision for credit losses(1) (2)	22	1	(1)	22	13	—	—	13
Other	(3)	—	—	(3)	2	—	—	2
Ending Balance	$290	$82	$4	$376	$354	$44	$4	$402

	Six Months Ended June 30, 2022				Six Months Ended June 30, 2021
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total	Customer	Dealer	Caterpillar Purchased Receivables	Total
Beginning Balance	$251	$82	$4	$337	$431	$44	$4	$479
Write-offs	(38)	—	—	(38)	(102)	—	—	(102)
Recoveries	30	—	—	30	24	—	—	24
Provision for credit losses(1)(2)	48	—	—	48	3	—	—	3
Other	(1)	—	—	(1)	(2)	—	—	(2)
Ending Balance	$290	$82	$4	$376	$354	$44	$4	$402

Finance Receivables	$20,483	$2,277	$3,979	$26,739	$20,563	$3,117	$3,858	$27,538

(1) The three and six months ended June 30, 2022 included higher reserves for the Russia and Ukraine portfolios.
(2) Excludes provision for credit losses on unfunded commitments and other miscellaneous receivables.

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

UNAUDITED

Customer
The tables below summarize the aging category of our amortized cost of finance receivables in the Customer portfolio segment by origination year.

(Millions of dollars)	June 30, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$2,316	$3,996	$2,021	$991	$382	$103	$218	$10,027
31-60 days past due	13	31	23	14	6	2	5	94
61-90 days past due	4	10	6	4	2	2	3	31
91+ days past due	2	17	13	9	10	5	3	59
EAME
Current	642	1,204	624	397	232	104	—	3,203
31-60 days past due	4	11	9	5	—	1	—	30
61-90 days past due	1	8	5	1	1	—	—	16
91+ days past due	1	19	15	6	2	1	—	44
Asia/Pacific
Current	696	1,077	614	218	63	17	37	2,722
31-60 days past due	3	16	14	7	1	—	—	41
61-90 days past due	—	6	7	3	1	—	—	17
91+ days past due	1	3	6	6	1	—	—	17
Mining
Current	391	776	278	262	135	156	31	2,029
31-60 days past due	—	—	—	1	4	—	—	5
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	1	6	11	4	—	22
Latin America
Current	422	513	214	108	33	19	—	1,309
31-60 days past due	1	8	5	2	5	—	—	21
61-90 days past due	1	2	2	2	—	1	—	8
91+ days past due	—	12	15	7	14	18	—	66
Caterpillar Power Finance
Current	17	99	151	100	32	177	111	687
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	5	—	5
91+ days past due	—	1	—	—	—	29	—	30
Totals by Aging Category
Current	4,484	7,665	3,902	2,076	877	576	397	19,977
31-60 days past due	21	66	51	29	16	3	5	191
61-90 days past due	6	26	20	10	4	8	3	77
91+ days past due	4	52	50	34	38	57	3	238
Total	$4,515	$7,809	$4,023	$2,149	$935	$644	$408	$20,483

UNAUDITED

(Millions of dollars)	December 31, 2021
	2021	2020	2019	2018	2017	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$4,792	$2,596	$1,426	$630	$182	$32	$182	$9,840
31-60 days past due	27	32	20	12	4	1	5	101
61-90 days past due	7	8	5	3	1	1	5	30
91+ days past due	9	17	12	13	5	4	5	65
EAME
Current	1,499	836	577	352	140	26	—	3,430
31-60 days past due	5	4	3	1	1	—	—	14
61-90 days past due	3	3	3	1	—	—	—	10
91+ days past due	3	11	2	2	—	2	—	20
Asia/Pacific
Current	1,456	943	420	119	40	3	36	3,017
31-60 days past due	10	14	10	2	—	—	—	36
61-90 days past due	3	7	4	1	—	—	—	15
91+ days past due	2	10	10	3	—	—	—	25
Mining
Current	944	356	332	194	36	161	36	2,059
31-60 days past due	6	—	—	—	—	—	—	6
61-90 days past due	1	—	—	—	4	—	—	5
91+ days past due	—	1	8	9	3	1	—	22
Latin America
Current	617	299	160	70	17	18	—	1,181
31-60 days past due	4	7	3	3	1	—	—	18
61-90 days past due	3	3	1	1	—	—	—	8
91+ days past due	4	9	9	7	7	14	—	50
Caterpillar Power Finance
Current	120	152	119	70	180	104	101	846
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	44	—	44
Totals by Aging Category
Current	9,428	5,182	3,034	1,435	595	344	355	20,373
31-60 days past due	52	57	36	18	6	1	5	175
61-90 days past due	17	21	13	6	5	1	5	68
91+ days past due	18	48	41	34	15	65	5	226
Total	$9,515	$5,308	$3,124	$1,493	$621	$411	$370	$20,842

Finance receivables in the Customer portfolio segment are substantially secured by collateral, primarily in the form of Caterpillar and other equipment. For those contracts where the borrower is experiencing financial difficulty, repayment of the outstanding amounts is generally expected to be provided through the operation or repossession and sale of the equipment.

UNAUDITED

Dealer
As of June 30, 2022 and December 31, 2021, our total amortized cost of finance receivables within the Dealer portfolio segment was current, with the exception of $78 million, that was 91+ days past due in Latin America, all of which was originated in 2017.

Caterpillar Purchased Receivables
The tables below summarize the aging category of our amortized cost of finance receivables in the Caterpillar Purchased Receivables portfolio segment.

(Millions of dollars)
	June 30, 2022
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables
North America	$12	$5	$8	$25	$2,272	$2,297
EAME	1	1	2	4	665	669
Asia/Pacific	4	—	—	4	554	558
Mining	—	—	—	—	—	—
Latin America	4	2	2	8	441	449
Caterpillar Power Finance	—	1	—	1	5	6
Total	$21	$9	$12	$42	$3,937	$3,979

(Millions of dollars)
	December 31, 2021
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables
North America	$8	$6	$5	$19	$2,499	$2,518
EAME	1	—	1	2	844	846
Asia/Pacific	—	—	1	1	620	621
Mining	—	—	—	—	—	—
Latin America	1	1	—	2	472	474
Caterpillar Power Finance	—	—	—	—	3	3
Total	$10	$7	$7	$24	$4,438	$4,462

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

UNAUDITED

In our Customer portfolio segment, finance receivables which were on non-accrual status and finance receivables over 90 days past due and still accruing income were as follows:

(Millions of dollars)	June 30, 2022			December 31, 2021
	Amortized Cost			Amortized Cost
	Non-accrual With an Allowance	Non-accrual Without an Allowance	91+ Still Accruing	Non-accrual With an Allowance	Non-accrual Without an Allowance	91+ Still Accruing
North America	$39	$6	$15	$47	$9	$12
EAME	49	1	20	18	1	2
Asia/Pacific	12	—	7	19	—	7
Mining	23	2	—	8	1	14
Latin America	70	—	1	52	4	1
Caterpillar Power Finance	20	12	—	40	11	—
Total	$213	$21	$43	$184	$26	$36

There was $1 million of interest income recognized during the three months ended June 30, 2022 and 2021 for customer finance receivables on non-accrual status. There was $5 million and $6 million of interest income recognized during the six months ended June 30, 2022 and 2021, respectively, for customer finance receivables on non-accrual status.

There were $78 million in finance receivables in our Dealer portfolio segment on non-accrual status as of June 30, 2022 and December 31, 2021, all of which was in Latin America. There were no finance receivables in our Dealer portfolio segment more than 90 days past due and still accruing income as of June 30, 2022 and December 31, 2021 and no interest income was recognized on dealer finance receivables on non-accrual status during the three and six months ended June 30, 2022 and 2021.

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

UNAUDITED

There were no finance receivables modified as TDRs during the three and six months ended June 30, 2022 and 2021 for the Dealer or Caterpillar Purchased Receivables portfolio segments. Finance receivables in the Customer portfolio segment modified as TDRs were as follows:

(Millions of dollars)	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
	Pre-TDR Amortized Cost	Post-TDR Amortized Cost	Pre-TDR Amortized Cost	Post-TDR Amortized Cost
North America	$1	$1	$4	$4
Latin America	—	—	6	6
Caterpillar Power Finance	3	2	16	16
Total	$4	$3	$26	$26

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Pre-TDR Amortized Cost	Post-TDR Amortized Cost	Pre-TDR Amortized Cost	Post-TDR Amortized Cost
North America	$1	$1	$4	$4
EAME	1	1	—	—
Mining	—	—	11	5
Latin America	—	—	6	6
Caterpillar Power Finance	9	8	16	16
Total	$11	$10	$37	$31

The Post-TDR amortized cost of TDRs in the Customer portfolio segment with a payment default (defined as 91+ days past due) which had been modified within twelve months prior to the default date, was as follows:

(Millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
North America	$—	$—	$—	$1
Asia/Pacific	—	2	—	6
Mining	—	—	5	—
Latin America	—	15	—	15
Caterpillar Power Finance	—	—	—	5
Total	$—	$17	$5	$27

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

The location and fair value of derivative instruments reported in the Consolidated Statements of Financial Position were as follows:

(Millions of dollars)
	June 30, 2022		December 31, 2021
	Assets[1]	Liabilities[2]	Assets[1]	Liabilities[2]
Designated derivatives
Foreign exchange contracts	$369	$(13)	$142	$(32)
Interest rate contracts	93	(77)	38	(15)
	$462	$(90)	$180	$(47)
Undesignated derivatives
Foreign exchange contracts	$69	$(75)	$28	$(36)
	$69	$(75)	$28	$(36)

(1) Assets are classified on the Consolidated Statements of Financial Position as Other assets.
(2) Liabilities are classified on the Consolidated Statements of Financial Position as Accrued expenses.

The total notional amount of our derivative instruments was $13.58 billion and $13.85 billion as of June 30, 2022 and December 31, 2021, respectively. The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties. We calculate the amounts exchanged by the parties by referencing the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates and interest rates.

Gains (Losses) on derivative instruments are categorized as follows:

(Millions of dollars)
	Fair Value / Undesignated Hedges		Cash Flow Hedges
	Gains (Losses) Recognized[1]		Gains (Losses) Recognized in AOCI		Gains (Losses) Reclassified from AOCI[2]

	Three Months Ended June 30,
	2022	2021	2022	2021	2022	2021
Foreign exchange contracts	$37	$(58)	$321	$(38)	$337	$(32)
Interest rate contracts	3	7	21	1	(2)	(6)
	$40	$(51)	$342	$(37)	$335	$(38)

	Six Months Ended June 30,
	2022	2021	2022	2021	2022	2021
Foreign exchange contracts	$(42)	$28	$294	$81	$353	$82
Interest rate contracts	9	13	77	1	(8)	(16)
	$(33)	$41	$371	$82	$345	$66

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

UNAUDITED

The following amounts were recorded in the Consolidated Statements of Financial Position related to cumulative basis adjustments for fair value hedges:

(Millions of dollars)
	Carrying Value of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Value of the Hedged Liabilities
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Current maturities of long-term debt	$749	$755	$(1)	$5
Long-term debt	1,426	1,304	(76)	(2)
Total	$2,175	$2,059	$(77)	$3

As of June 30, 2022, $25 million of deferred net gains, net of tax, included in equity (AOCI in the Consolidated Statements of Financial Position), related to our cash flow hedges, are expected to be reclassified to earnings over the next twelve months. The actual amount recorded in earnings will vary based on interest rates and exchange rates at the time the hedged transactions impact earnings.

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

Collateral is generally not required of the counterparties or us under the master netting agreements. As of June 30, 2022 and December 31, 2021, no cash collateral was received or pledged under the master netting agreements.

The effect of net settlement provisions of the master netting agreements on our derivative balances upon an event of default or a termination event was as follows:

(Millions of dollars)
	June 30, 2022		December 31, 2021
	Assets	Liabilities	Assets	Liabilities
Gross amounts recognized	$531	$(165)	$208	$(83)
Financial instruments not offset	(135)	135	(67)	67
Net amount	$396	$(30)	$141	$(16)

UNAUDITED

5.Accumulated Other Comprehensive Income (Loss)

We present Comprehensive income (loss) and its components in the Consolidated Statements of Comprehensive Income. Changes in Accumulated other comprehensive income (loss) included in the Consolidated Statements of Changes in Shareholder’s Equity consisted of the following:

(Millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Foreign currency translation
Balance at beginning of period	$(754)	$(670)	$(762)	$(551)
Gains (losses) on foreign currency translation	(217)	62	(198)	(32)
Less: Tax provision/(benefit)	31	(7)	42	18
Net gains (losses) on foreign currency translation	(248)	69	(240)	(50)
Other comprehensive income (loss), net of tax	(248)	69	(240)	(50)
Balance at end of period	$(1,002)	$(601)	$(1,002)	$(601)

Derivative financial instruments
Balance at beginning of period	$4	$(33)	$(12)	$(44)
Gains (losses) deferred	342	(37)	371	82
Less: Tax provision/(benefit)	57	(9)	63	16
Net gains (losses) deferred	285	(28)	308	66
(Gains) losses reclassified to earnings	(335)	38	(345)	(66)
Less: Tax (provision)/benefit	(57)	9	(60)	(12)
Net (gains) losses reclassified to earnings	(278)	29	(285)	(54)
Other comprehensive income (loss), net of tax	7	1	23	12
Balance at end of period	$11	$(32)	$11	$(32)

Total Accumulated other comprehensive income (loss) at end of period	$(991)	$(633)	$(991)	$(633)

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
◦The net gain or loss from interest rate derivatives is excluded from segment reporting.

UNAUDITED

Supplemental segment data and reconciliations to consolidated external reporting for the three months ended June 30 was as follows:

(Millions of dollars) 2022	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at June 30, 2022	Capital expenditures
North America	$370	$134	$58	$127	$10	$15,430	$248
EAME	68	5	11	14	16	4,785	42
Asia/Pacific	71	34	19	2	3	3,871	1
Latin America	71	15	35	2	6	2,603	16
Mining	74	25	10	36	(8)	2,556	25
Caterpillar Power Finance	11	8	2	—	(4)	743	—
Total Segments	665	221	135	181	23	29,988	332
Unallocated	6	(70)	43	—	—	1,591	2
Timing	(3)	2	—	—	—	18	—
Methodology	—	46	(58)	—	—	354	—
Inter-segment Eliminations (1)	—	—	—	—	—	(99)	—
Total	$668	$199	$120	$181	$23	$31,852	$334

2021	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at December 31, 2021	Capital expenditures
North America	$348	$102	$64	$134	$3	$15,755	$266
EAME	68	(6)	5	15	32	5,192	17
Asia/Pacific	93	49	25	2	—	4,117	2
Latin America	50	18	15	2	4	2,405	1
Mining	71	39	10	34	(16)	2,672	74
Caterpillar Power Finance	14	19	3	—	(12)	957	—
Total Segments	644	221	122	187	11	31,098	360
Unallocated	4	(75)	45	—	—	1,458	—
Timing	(2)	2	—	—	—	15	—
Methodology	—	41	(51)	—	—	18	—
Inter-segment Eliminations (1)	—	—	—	—	—	(202)	—
Total	$646	$189	$116	$187	$11	$32,387	$360

 (1) Elimination is primarily related to intercompany loans

UNAUDITED

Supplemental segment data and reconciliations to consolidated external reporting for the six months ended June 30 was as follows:

(Millions of dollars) 2022	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at June 30, 2022	Capital expenditures
North America	$729	$261	$112	$255	$16	$15,430	$447
EAME	135	5	18	28	42	4,785	56
Asia/Pacific	146	71	36	3	4	3,871	3
Latin America	129	34	61	4	5	2,603	18
Mining	146	45	18	74	(10)	2,556	47
Caterpillar Power Finance	30	23	5	1	(7)	743	—
Total Segments	1,315	439	250	365	50	29,988	571
Unallocated	11	(142)	85	—	—	1,591	4
Timing	(6)	3	—	—	—	18	—
Methodology	—	92	(109)	—	—	354	—
Inter-segment Eliminations (1)	—	—	—	—	—	(99)	—
Total	$1,320	$392	$226	$365	$50	$31,852	$575

2021	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at December 31, 2021	Capital expenditures
North America	$695	$201	$133	$271	$4	$15,755	$444
EAME	135	24	10	30	28	5,192	27
Asia/Pacific	185	100	48	4	—	4,117	5
Latin America	97	34	29	4	7	2,405	8
Mining	142	57	20	69	(19)	2,672	100
Caterpillar Power Finance	27	30	7	1	(19)	957	—
Total Segments	1,281	446	247	379	1	31,098	584
Unallocated	9	(147)	95	—	—	1,458	4
Timing	(5)	3	—	—	—	15	—
Methodology	—	83	(101)	—	—	18	—
Inter-segment Eliminations (1)	—	—	—	—	—	(202)	—
Total	$1,285	$385	$241	$379	$1	$32,387	$588

(1) Elimination is primarily related to intercompany loans.

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

No significant loss has been experienced or is anticipated under any of these guarantees. At June 30, 2022 and December 31, 2021, the related recorded liability was less than $1 million. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees was $29 million and $36 million at June 30, 2022 and December 31, 2021, respectively.

UNAUDITED

We provide guarantees to purchase certain loans of Caterpillar dealers from a special-purpose corporation (SPC) that qualifies as a VIE. The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers. This SPC issues commercial paper and uses the proceeds to fund its loan program. We receive a fee for providing this guarantee. We are the primary beneficiary of the SPC as our guarantees result in us having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses and therefore we have consolidated the financial statements of the SPC. As of June 30, 2022 and December 31, 2021, the SPC’s assets of $939 million and $888 million, respectively, were primarily comprised of loans to dealers, which are included in Finance receivables, net in the Consolidated Statements of Financial Position, and the SPC’s liabilities of $939 million and $888 million, respectively, were primarily comprised of commercial paper, which is included in Short-term borrowings in the Consolidated Statements of Financial Position. The assets of the SPC are not available to pay our creditors. We may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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

UNAUDITED

Derivative financial instruments are measured on a recurring basis at fair value and are classified as Level 2 measurements. We had derivative financial instruments included in our Consolidated Statements of Financial Position in a net asset position of $366 million and $125 million as of June 30, 2022 and December 31, 2021, respectively.

See Note 4 for additional information.

Loans measured at fair value
Certain loans are subject to measurement at fair value on a nonrecurring basis and are classified as Level 3 measurements. A loan is measured at fair value when management determines that collection of contractual amounts due is not probable and the loan is individually evaluated. In these cases, an allowance for credit losses may be established based either on the present value of expected future cash flows discounted at the receivables’ effective interest rate, the fair value of the collateral for collateral-dependent receivables or the observable market price of the receivable. In determining collateral value, we estimate the current fair market value of the collateral less selling costs. We had loans carried at fair value of $98 million and $100 million as of June 30, 2022 and December 31, 2021, respectively.
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
Long-term debt – we estimate fair value for fixed and floating-rate debt based on quoted market prices.

Fair values of our financial instruments not carried at fair value were as follows:

(Millions of dollars)	June 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets
Finance receivables, net (excluding finance leases(1))	$18,718	$18,258	$19,068	$19,047	3	Note 3
Liabilities
Long-term debt	$22,247	$21,710	$22,594	$22,797	2

(1) Represents finance leases and failed sale leasebacks of $7.65 billion and $8.11 billion as of June 30, 2022 and December 31, 2021, respectively.

9.Income Taxes

The provision for income taxes reflected an estimated annual tax rate of 26 percent in the second quarter of 2022, compared with 25 percent in the second quarter of 2021. The increase in the estimated annual tax rate was primarily due to changes in the geographic mix of profits.

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

OVERVIEW

We reported second-quarter 2022 revenues of $668 million, an increase of $22 million, or 3 percent, compared with $646 million in the second quarter of 2021. Second-quarter 2022 profit was $143 million, an increase of $1 million, or 1 percent, compared with $142 million in the second quarter of 2021.

The increase in revenues was primarily due to a $20 million favorable impact from higher average financing rates and an $18 million favorable impact from returned or repossessed equipment, partially offset by a $15 million unfavorable impact from lower average earning assets.

Second-quarter 2022 profit before income taxes was $199 million, an increase of $10 million, or 5 percent, compared with $189 million in the second quarter of 2021. The increase was primarily due to an $18 million favorable impact from returned or repossessed equipment, partially offset by a $12 million increase in provision for credit losses.

The provision for income taxes reflected an estimated annual tax rate of 26 percent in the second quarter of 2022, compared with 25 percent in the second quarter of 2021.

During the second quarter of 2022, retail new business volume was $3.10 billion, a decrease of $429 million, or 12 percent, from the second quarter of 2021. The decrease was driven by lower volume across all segments with the exception of an increase in Latin America.

At the end of the second quarter of 2022, past dues were 2.19 percent, compared with 2.58 percent at the end of the second quarter of 2021. The decrease in past dues was mostly driven by the Caterpillar Power Finance, EAME and North America portfolios. Write-offs, net of recoveries, were less than $1 million for the second quarter of 2022, compared with $54 million for the second quarter of 2021. As of June 30, 2022, the allowance for credit losses totaled $376 million, or 1.41 percent of finance receivables, compared with $357 million, or 1.29 percent of finance receivables at March 31, 2022. The increase in allowance for credit losses included a higher reserve for the Russia and Ukraine portfolios. The allowance for credit losses at year-end 2021 was $337 million, or 1.22 percent of finance receivables.

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

We continue to closely monitor the events in Russia and Ukraine and have evaluated our exposure in these countries. We recorded additional credit loss reserves of $23 million in the second quarter of 2022 related to our associated portfolios.

UNAUDITED

SECOND QUARTER 2022 COMPARED WITH SECOND QUARTER 2021

Consolidated Total Revenues

The chart above graphically illustrates reasons for the change in consolidated total revenues between second quarter 2021 (at left) and second quarter 2022 (at right). Items favorably impacting total revenues appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting total revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Retail revenue for the second quarter of 2022 was $301 million, a decrease of $2 million from the same period in 2021. The decrease was due to a $9 million unfavorable impact from lower average earning assets, partially offset by a $7 million favorable impact from higher interest rates on retail finance receivables. For the quarter ended June 30, 2022, retail average earning assets were $22.44 billion, a decrease of $505 million from the same period in 2021. The annualized average yield was 5.37 percent for the second quarter of 2022, compared with 5.28 percent for the second quarter of 2021.

Operating lease revenue for the second quarter of 2022 was $224 million, a decrease of $14 million from the same period in 2021. The decrease was primarily due to a $17 million unfavorable impact from lower average earning assets, partially offset by a $3 million favorable impact from higher rental rates on operating leases.

Wholesale revenue for the second quarter of 2022 was $99 million, an increase of $17 million from the same period in 2021. The increase was primarily due to a $17 million favorable impact from higher interest rates on wholesale finance receivables. For the quarter ended June 30, 2022, wholesale average earning assets were $4.48 billion, an increase of $96 million from the same period in 2021. The annualized average yield was 8.88 percent for the second quarter of 2022, compared with 7.45 percent for the second quarter of 2021.

Other revenue, net items were as follows:

(Millions of dollars)	Three Months Ended June 30,
	2022	2021	Change
Net gain (loss) on returned or repossessed equipment	$21	$3	$18
Finance receivable and operating lease fees (including late charges)	15	15	—
Interest income on Notes receivable from Caterpillar	4	3	1
Miscellaneous other revenue, net	4	2	2
Total Other revenue, net	$44	$23	$21

There was a $6 million unfavorable impact from currency on revenues in the second quarter of 2022. Currency represents the net translation impact resulting from changes in foreign currency exchange rates versus the U.S. dollar and is included in all financial statement line items and each of the items included in the above analysis.

UNAUDITED

Consolidated Profit Before Income Taxes

(1) Analysis excludes $4 million in offsetting revenues and expenses for property taxes on operating leases for the second quarter of 2022 and 2021.
The chart above graphically illustrates reasons for the change in consolidated profit before income taxes between second quarter 2021 (at left) and second quarter 2022 (at right). Items favorably impacting profit before income taxes appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting profit before income taxes appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Second-quarter 2022 profit before income taxes was $199 million, compared with $189 million for the second quarter of 2021. The increase was primarily due to an $18 million favorable impact from returned or repossessed equipment, partially offset by a $12 million increase in provision for credit losses. The increase in provision for credit losses was mainly due to higher reserves related to the Russia and Ukraine portfolios.

There was a $4 million unfavorable impact from currency on profit before income taxes in the second quarter of 2022. Currency represents the net translation impact resulting from changes in foreign currency exchange rates versus the U.S. dollar and is included in all financial statement line items and each of the items included in the above analysis.

Provision for Income Taxes
The provision for income taxes reflected an estimated annual tax rate of 26 percent in the second quarter of 2022, compared with 25 percent in the second quarter of 2021.

UNAUDITED

SIX MONTHS ENDED JUNE 30, 2022 VS. SIX MONTHS ENDED JUNE 30, 2021

Consolidated Total Revenues

The chart above graphically illustrates reasons for the change in consolidated total revenues between June YTD 2021 (at left) and June YTD 2022 (at right). Items favorably impacting total revenues appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting total revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Retail revenue for the first six months of 2022 was $591 million, a decrease of $15 million from the same period in 2021. The decrease was due to a $10 million unfavorable impact from lower average earning assets and a $5 million unfavorable impact from lower interest rates on retail finance receivables. For the six months ended June 30, 2022, retail average earning assets were $22.47 billion, a decrease of $373 million from the same period in 2021. The annualized average yield was 5.26 percent for the first six months of 2022, compared with 5.31 percent for the same period in 2021.

Operating lease revenue for the first six months of 2022 was $449 million, a decrease of $33 million from the same period in 2021. The decrease was primarily due to a $33 million unfavorable impact from lower average earning assets.

Wholesale revenue for the first six months of 2022 was $183 million, an increase of $23 million from the same period in 2021. The increase was due to a $14 million favorable impact from higher interest rates on wholesale finance receivables and a $9 million favorable impact from higher average earning assets. For the six months ended June 30, 2022, wholesale average earning assets were $4.48 billion, an increase of $247 million from the same period in 2021. The annualized average yield was 8.18 percent for the first six months of 2022, compared with 7.54 percent for the same period in 2021.

Other revenue, net items were as follows:

(Millions of dollars)	Six Months Ended June 30,
	2022	2021	Change
Net gain (loss) on returned or repossessed equipment	$51	$(3)	$54
Finance receivable and operating lease fees (including late charges)	30	28	2
Interest income on Notes receivable from Caterpillar	8	7	1
Miscellaneous other revenue, net	8	5	3
Total Other revenue, net	$97	$37	$60

There was a $13 million unfavorable impact from currency on revenues in the first six months of 2022. Currency represents the net translation impact resulting from changes in foreign currency exchange rates versus the U.S. dollar and is included in all financial statement line items and each of the items included in the above analysis.

UNAUDITED

Consolidated Profit Before Income Taxes

(1) Analysis excludes $8 million and $9 million in offsetting revenues and expenses for property taxes on operating leases for June YTD 2022 and 2021, respectively.
The chart above graphically illustrates reasons for the change in consolidated profit before income taxes between June YTD 2021 (at left) and June YTD 2022 (at right). Items favorably impacting profit before income taxes appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting profit before income taxes appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Profit before income taxes was $392 million for the first six months of 2022, compared with $385 million for the same period in 2021. The increase was primarily due to a $54 million favorable impact from returned or repossessed equipment, partially offset by a $49 million increase in provision for credit losses. The increase in provision for credit losses was mainly due to higher reserves related to the Russia and Ukraine portfolios.

There was an $8 million unfavorable impact from currency on profit before income taxes in the first six months of 2022. Currency represents the net translation impact resulting from changes in foreign currency exchange rates versus the U.S. dollar and is included in all financial statement line items and each of the items included in the above analysis.

Provision for Income Taxes
The provision for income taxes reflected an estimated annual tax rate of 26 percent for the first six months of 2022, compared with 25 percent for the same period in 2021.

UNAUDITED

Finance Receivables and Equipment on Operating Leases

New Business Volume

(Millions of dollars)	Six Months Ended June 30,
	2022	2021	Change
New retail financing	$5,292	$5,736	$(444)
New operating lease activity	582	597	(15)
New wholesale financing	22,607	19,920	2,687
Total	$28,481	$26,253	$2,228

New retail financing decreased due to lower volume across all segments with the exception of an increase in Latin America. New wholesale financing increased primarily due to higher purchases of trade receivables from Caterpillar.

Total Managed Portfolio
We define total portfolio as Finance receivables, net plus Equipment on operating leases, net. We also manage and service receivables and leases that have been sold by us to third parties with limited or no recourse in order to mitigate our concentration of credit risk with certain customers. These assets are not available to pay our creditors. Total managed portfolio was as follows:

(Millions of dollars)	June 30, 2022	December 31, 2021	Change
Finance receivables, net	$26,363	$27,177	$(814)
Equipment on operating leases, net	3,012	3,123	(111)
Total portfolio	$29,375	$30,300	$(925)

Retail loans, net	$69	$107	$(38)
Operating leases	26	23	3
Retail leases, net	15	19	(4)
Total off-balance sheet managed assets	$110	$149	$(39)

Total managed portfolio	$29,485	$30,449	$(964)

Total Portfolio Metrics
At the end of the second quarter of 2022, past dues were 2.19 percent, compared with 2.58 percent at the end of the second quarter of 2021. The decrease in past dues was mostly driven by the Caterpillar Power Finance, EAME and North America portfolios. Total non-performing finance receivables, which represent finance receivables currently on non-accrual status, were $312 million and $288 million at June 30, 2022 and December 31, 2021, respectively. Total non-performing finance receivables as a percentage of our finance receivables were 1.17 percent and 1.05 percent at June 30, 2022 and December 31, 2021, respectively.

Our allowance for credit losses as of June 30, 2022 was $376 million, or 1.41 percent of finance receivables, compared with $337 million, or 1.22 percent, as of December 31, 2021. The increase in allowance for credit losses included a higher reserve for the Russia and Ukraine portfolios. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and economic forecasts. We believe our allowance is sufficient to provide for losses over the remaining life of our finance receivable portfolio as of June 30, 2022.

UNAUDITED

CAPITAL RESOURCES AND LIQUIDITY

Maintaining and managing adequate capital and liquidity resources includes management of funding sources and their utilization based on current, future and contingent needs. Throughout the second quarter of 2022, we experienced favorable liquidity conditions. We ended the second quarter of 2022 with $679 million of cash, an increase of $69 million from year-end 2021. Our cash balances are held in numerous locations throughout the world with approximately $472 million held by our non-U.S. subsidiaries. We expect to meet our U.S. funding needs without repatriating undistributed profits that are indefinitely reinvested outside the U.S.

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

Total borrowings outstanding as of June 30, 2022 were $27.27 billion, a decrease of $740 million from December 31, 2021. Outstanding borrowings were as follows:

(Millions of dollars)	June 30, 2022	December 31, 2021
Medium-term notes, net	$21,799	$22,246
Commercial paper, net of unamortized discount	4,572	4,896
Bank borrowings and other – long-term	448	348
Bank borrowings and other – short-term	175	213
Variable denomination floating rate demand notes	255	286
Notes payable to Caterpillar	22	22
Total outstanding borrowings	$27,271	$28,011

Medium-term notes
We issue medium-term unsecured notes through securities dealers or underwriters in the U.S., Canada, Europe, Australia, Japan, Hong Kong, and China to both retail and institutional investors. These notes are offered in several currencies and with a variety of maturities. These notes are senior unsecured obligations of the Company. Medium-term notes issued totaled $3.75 billion and redeemed totaled $4.11 billion for the six months ended June 30, 2022. Medium-term notes, net outstanding as of June 30, 2022 mature as follows:

(Millions of dollars)
2022	$3,358
2023	5,629
2024	7,230
2025	2,860
2026	1,551
Thereafter	1,248
Fair value adjustments	(77)
Total	$21,799

UNAUDITED

Commercial paper
We issue unsecured commercial paper in the U.S., Europe and other international capital markets. These short-term promissory notes are issued on a discounted basis and are payable at maturity. As of June 30, 2022, there was $4.57 billion outstanding in commercial paper.

Revolving credit facilities
As of June 30, 2022, we had three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and us for general liquidity purposes. Based on management’s allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of June 30, 2022 was $7.75 billion. Information on our Credit Facility is as follows:

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

At June 30, 2022, Caterpillar’s consolidated net worth was $15.82 billion, which was above the $9.00 billion required under the Credit Facility. The consolidated net worth is defined in the Credit Facility as the consolidated shareholders’ equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).

At June 30, 2022, our covenant interest coverage ratio was 2.56 to 1. This was above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain (loss) from interest rate derivatives to (2) interest expense, calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at June 30, 2022, our six-month covenant leverage ratio was 7.36 to 1. This was below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event that either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants. Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At June 30, 2022, there were no borrowings under the Credit Facility.

Bank borrowings
Available credit lines with banks as of June 30, 2022 totaled $3.10 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements. We may guarantee subsidiary borrowings under these lines. As of June 30, 2022, we had $620 million outstanding against these credit lines and were in compliance with all debt covenants under these credit lines. The remaining available credit commitments may be withdrawn any time at the lenders’ discretion.

Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction. We do not hold reserves to fund the payment of the demand notes. The notes are offered on a continuous basis. As of June 30, 2022, there were $255 million of variable denomination floating rate demand notes outstanding. The maximum amount of variable denomination floating rate demand notes that we may have outstanding at any time may not exceed $1.25 billion.

UNAUDITED

Notes receivable from/payable to Caterpillar
Under our variable amount and term lending agreements and other notes receivable with Caterpillar, we may borrow up to $2.39 billion from Caterpillar and Caterpillar may borrow up to $1.75 billion from us. The variable amount lending agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice. The term lending agreements have remaining maturities ranging up to ten years. We had notes payable of $22 million and notes receivable of $476 million outstanding under these agreements as of June 30, 2022.

OFF-BALANCE SHEET ARRANGEMENTS

We are a party to certain off-balance sheet arrangements, primarily in the form of guarantees. Please refer to Note 7 of Notes to Consolidated Financial Statements for further information.

CASH FLOWS

Operating cash flow was $599 million in the first six months of 2022, compared with $536 million for the same period in 2021. Net cash provided by investing activities was $106 million for the first six months of 2022, compared with net cash used of $784 million for the same period in 2021. The change was primarily due to portfolio related activity. Net cash used for financing activities was $630 million for the first six months of 2022, compared with net cash provided of $464 million for the same period in 2021. The change was primarily due to lower portfolio funding requirements.

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

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the second quarter of 2022 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Caterpillar Financial Services Corporation

Date:	August 3, 2022	/s/David T. Walton
David T. Walton, President, Director and Chief Executive Officer

Date:	August 3, 2022	/s/Kristen R. Covey
Kristen R. Covey, Executive Vice President and Chief Financial Officer

Date:	August 3, 2022	/s/James M. Rooney
James M. Rooney, Secretary

Date:	August 3, 2022	/s/Sumeet Puri
Sumeet Puri, Controller (Principal Accounting Officer)