Form 10-Q
period 2022-09-30
CATERPILLAR FINANCIAL SERVICES CORP
filed 2022-11-02
CIK 764764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549Form
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Yes ☐ No ☒

As of November 2, 2022, one share of common stock of the registrant was outstanding, which is owned by Caterpillar Inc.

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

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF PROFIT
(Unaudited)
(Dollars in Millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenues:
Retail finance	$312	$297	$903	$903
Operating lease	222	229	671	711
Wholesale finance	117	77	300	237
Other, net	39	31	136	68
Total revenues	690	634	2,010	1,919

Expenses:
Interest	151	110	377	351
Depreciation on equipment leased to others	179	191	544	570
General, operating and administrative	136	127	397	382
Provision for credit losses	(16)	59	34	60
Other	7	9	20	24
Total expenses	457	496	1,372	1,387

Other income (expense)	(45)	(7)	(58)	(16)

Profit before income taxes	188	131	580	516

Provision for income taxes	55	27	157	124

Profit of consolidated companies	133	104	423	392

Less: Profit attributable to noncontrolling interests	2	3	6	9

Profit attributable to Caterpillar Financial Services Corporation	$131	$101	$417	$383

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Profit of consolidated companies	$133	$104	$423	$392

Other comprehensive income (loss), net of tax (Note 5):
Foreign currency translation	(296)	(137)	(543)	(185)
Derivative financial instruments	(5)	9	18	21
Total Other comprehensive income (loss), net of tax	(301)	(128)	(525)	(164)

Comprehensive income (loss)	(168)	(24)	(102)	228

Less: Comprehensive income (loss) attributable to the noncontrolling interests	(6)	1	(9)	9

Comprehensive income (loss) attributable to Caterpillar Financial Services Corporation	$(162)	$(25)	$(93)	$219

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in Millions, except share data)

	September 30, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$761	$610
Finance receivables, net of Allowance for credit losses of $339 and $337	25,772	27,177
Notes receivable from Caterpillar	495	389
Equipment on operating leases, net	2,916	3,123
Other assets	1,539	1,088
Total assets	$31,483	$32,387

Liabilities and shareholder’s equity:
Payable to dealers and others	$168	$163
Payable to Caterpillar - borrowings and other	93	95
Accrued expenses	359	233
Short-term borrowings	4,199	5,395
Current maturities of long-term debt	6,694	6,307
Long-term debt	16,030	16,287
Other liabilities	1,061	926
Total liabilities	28,604	29,406

Commitments and contingent liabilities (Note 7)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid-in amount)	745	745
Additional paid-in capital	2	2
Retained earnings	3,214	2,797
Accumulated other comprehensive income (loss)	(1,284)	(774)
Noncontrolling interests	202	211
Total shareholder’s equity	2,879	2,981

Total liabilities and shareholder’s equity	$31,483	$32,387

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(Unaudited)
(Dollars in Millions)

Three Months Ended September 30, 2021	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance at June 30, 2021	$745	$2	$3,074	$(633)	$205	$3,393
Profit of consolidated companies			101		3	104
Foreign currency translation, net of tax				(135)	(2)	(137)
Derivative financial instruments, net of tax				9		9
Balance at September 30, 2021	$745	$2	$3,175	$(759)	$206	$3,369

Three Months Ended September 30, 2022
Balance at June 30, 2022	$745	$2	$3,083	$(991)	$208	$3,047
Profit of consolidated companies			131		2	133
Foreign currency translation, net of tax				(288)	(8)	(296)
Derivative financial instruments, net of tax				(5)		(5)
Balance at September 30, 2022	$745	$2	$3,214	$(1,284)	$202	$2,879

Nine Months Ended September 30, 2021
Balance at December 31, 2020	$745	$2	$3,142	$(595)	$197	$3,491
Profit of consolidated companies			383		9	392
Dividend paid to Caterpillar			(350)			(350)
Foreign currency translation, net of tax				(185)		(185)
Derivative financial instruments, net of tax				21		21
Balance at September 30, 2021	$745	$2	$3,175	$(759)	$206	$3,369

Nine Months Ended September 30, 2022
Balance at December 31, 2021	$745	$2	$2,797	$(774)	$211	$2,981
Profit of consolidated companies			417		6	423
Foreign currency translation, net of tax				(528)	(15)	(543)
Derivative financial instruments, net of tax				18		18
Balance at September 30, 2022	$745	$2	$3,214	$(1,284)	$202	$2,879

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Profit of consolidated companies	$423	$392
Adjustments for non-cash items:
Depreciation and amortization	554	581
Accretion of Caterpillar purchased receivable revenue	(284)	(226)
Provision for credit losses	34	60
Other, net	116	74
Changes in assets and liabilities:
Other assets	41	57
Payable to dealers and others	62	27
Accrued expenses	17	(63)
Other payables with Caterpillar	(3)	9
Other liabilities	61	25
Net cash provided by operating activities	1,021	936

Cash flows from investing activities:
Expenditures for equipment on operating leases	(860)	(889)
Capital expenditures - excluding equipment on operating leases	(9)	(10)
Proceeds from disposals of equipment	607	767
Additions to finance receivables	(10,578)	(10,292)
Collections of finance receivables	10,333	9,949
Net changes in Caterpillar purchased receivables	678	100
Proceeds from sales of receivables	50	44
Net change in variable lending to Caterpillar	(3)	3
Additions to other notes receivable from Caterpillar	(139)	(75)
Collections of other notes receivable from Caterpillar	34	45
Settlements of undesignated derivatives	(69)	(68)
Other, net	—	1
Net cash provided by (used for) investing activities	44	(425)

Cash flows from financing activities:
Net change in variable lending from Caterpillar	—	(1,000)
Proceeds from debt issued (original maturities greater than three months)	5,570	6,437
Payments on debt issued (original maturities greater than three months)	(5,269)	(6,710)
Short-term borrowings, net (original maturities three months or less)	(1,173)	1,334
Dividend paid to Caterpillar	—	(350)
Net cash provided by (used for) financing activities	(872)	(289)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(44)	4

Increase (decrease) in cash, cash equivalents and restricted cash	149	226
Cash, cash equivalents and restricted cash at beginning of year(1)	614	425
Cash, cash equivalents and restricted cash at end of period(1)	$763	$651

(1) As of September 30, 2022 and December 31, 2021, restricted cash, which is included in Other assets in the Consolidated Statements of Financial Position, was $2 million and $4 million, respectively. Restricted cash primarily includes cash related to syndication activities.

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Notes to Consolidated Financial Statements
(Unaudited)

1.Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated profit for the three and nine months ended September 30, 2022 and 2021, (b) the consolidated comprehensive income for the three and nine months ended September 30, 2022 and 2021, (c) the consolidated financial position at September 30, 2022 and December 31, 2021, (d) the consolidated changes in shareholder’s equity for the three and nine months ended September 30, 2022 and 2021 and (e) the consolidated cash flows for the nine months ended September 30, 2022 and 2021. The preparation of financial statements, in conformity with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), requires management to make estimates and assumptions that affect the reported amounts. Significant estimates include residual values for leased assets, allowance for credit losses and income taxes. Actual results may differ from these estimates.

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

B.Accounting Standards Issued But Not Yet Adopted

Credit Losses (ASU 2022-02) – In March 2022, the Financial Accounting Standards Board issued accounting guidance related to Troubled Debt Restructurings (TDRs) by Creditors and Vintage Disclosures for Gross Write-offs. The guidance is effective for fiscal years beginning after December 15, 2022. We are evaluating the new guidance and do not expect the adoption to have a material impact on our financial statements.

We consider the applicability and impact of all ASUs. ASUs not listed above were assessed and either determined to be not applicable or not expected to have a material impact on our financial statements.

UNAUDITED

3.Finance Receivables

A summary of finance receivables included in the Consolidated Statements of Financial Position was as follows:

(Millions of dollars)	September 30, 2022	December 31, 2021
Retail loans, net(1)	$14,859	$14,817
Retail leases, net	6,805	7,818
Caterpillar purchased receivables, net	3,962	4,462
Wholesale loans, net(1)	478	406
Wholesale leases, net	7	11
Total finance receivables	26,111	27,514
Less: Allowance for credit losses	(339)	(337)
Total finance receivables, net	$25,772	$27,177

(1) Includes failed sale leasebacks.

Finance leases
Revenues from finance leases were $105 million and $120 million for the three months ended September 30, 2022 and 2021, respectively, and $326 million and $365 million for the nine months ended September 30, 2022 and 2021, respectively, and are included in retail and wholesale finance revenue in the Consolidated Statements of Profit. The residual values for finance leases are included in Finance receivables, net in the Consolidated Statements of Financial Position. Residual value adjustments are recognized through a reduction of finance revenue over the remaining lease term.

Allowance for credit losses

Portfolio segments
A portfolio segment is the level at which we develop a systematic methodology for determining our allowance for credit losses. Our portfolio segments and related methods for estimating expected credit losses are as follows:

Customer
We provide loans and finance leases to end-user customers primarily for the purpose of financing new and used Caterpillar machinery, engines and equipment for commercial use, the majority of which operate in construction-related industries. We also provide financing for vehicles, power generation facilities and marine vessels that, in most cases, incorporate Caterpillar products. The average original term of our customer finance receivable portfolio was approximately 50 months with an average remaining term of approximately 26 months as of September 30, 2022.

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

During the three and nine months ended September 30, 2022, our forecasts for the markets in which we operate reflected a continuation of the trend of relatively low unemployment rates and delinquencies. However, high inflation rates and consequent central bank actions are weakening global economic growth. We believe the economic forecasts employed represent reasonable and supportable forecasts, followed by a reversion to long-term trends.

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

In general, our Dealer portfolio segment has not historically experienced large increases or decreases in credit losses based on changes in economic conditions due to our close working relationships with the dealers and their financial strength. Therefore, we made no adjustments to historical loss rates during the three and nine months ended September 30, 2022.

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

In general, our Caterpillar Purchased Receivables portfolio segment has not historically experienced large increases or decreases in credit losses based on changes in economic conditions due to the short-term maturities of the receivables, our close working relationships with the dealers and their financial strength. Therefore, we made no adjustments to historical loss rates during the three and nine months ended September 30, 2022.

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

UNAUDITED

An analysis of the allowance for credit losses was as follows:

(Millions of dollars)	Three Months Ended September 30, 2022				Three Months Ended September 30, 2021
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total	Customer	Dealer	Caterpillar Purchased Receivables	Total
Beginning Balance	$290	$82	$4	$376	$354	$44	$4	$402
Write-offs	(30)	—	—	(30)	(91)	—	—	(91)
Recoveries	17	—	—	17	15	—	—	15
Provision for credit losses(1)	(2)	(17)	—	(19)	17	38	—	55
Other	(5)	—	—	(5)	(3)	—	—	(3)
Ending Balance(2)	$270	$65	$4	$339	$292	$82	$4	$378

	Nine Months Ended September 30, 2022				Nine Months Ended September 30, 2021
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total	Customer	Dealer	Caterpillar Purchased Receivables	Total
Beginning Balance	$251	$82	$4	$337	$431	$44	$4	$479
Write-offs	(68)	—	—	(68)	(193)	—	—	(193)
Recoveries	47	—	—	47	39	—	—	39
Provision for credit losses(1)	46	(17)	—	29	20	38	—	58
Other	(6)	—	—	(6)	(5)	—	—	(5)
Ending Balance(2)	$270	$65	$4	$339	$292	$82	$4	$378

Finance Receivables	$19,927	$2,222	$3,962	$26,111	$20,702	$2,368	$3,703	$26,773

(1) Excludes provision for credit losses on unfunded commitments and other miscellaneous receivables.
(2) Ending balances as of September 30, 2022 include higher reserves for the Russia and Ukraine portfolios.

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

UNAUDITED

Customer
The tables below summarize the aging category of our amortized cost of finance receivables in the Customer portfolio segment by origination year.

(Millions of dollars)	September 30, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$3,151	$3,632	$1,765	$811	$289	$64	$233	$9,945
31-60 days past due	18	25	19	13	6	2	4	87
61-90 days past due	5	9	4	2	1	1	2	24
91+ days past due	5	16	13	8	5	5	5	57
EAME
Current	873	1,014	511	309	179	81	—	2,967
31-60 days past due	6	12	5	4	—	—	—	27
61-90 days past due	2	4	5	1	1	—	—	13
91+ days past due	3	21	11	5	2	1	—	43
Asia/Pacific
Current	896	886	467	154	45	9	37	2,494
31-60 days past due	5	13	11	2	1	—	—	32
61-90 days past due	1	6	6	2	—	—	—	15
91+ days past due	1	8	6	6	1	—	—	22
Mining
Current	579	698	247	226	118	112	79	2,059
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	3	—	3
91+ days past due	—	—	1	—	3	1	—	5
Latin America
Current	584	443	176	86	24	14	—	1,327
31-60 days past due	5	9	5	2	12	—	—	33
61-90 days past due	4	4	2	1	—	—	—	11
91+ days past due	—	14	14	5	4	17	—	54
Caterpillar Power Finance
Current	44	94	151	94	30	170	118	701
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	8	—	8
Totals by Aging Category
Current	6,127	6,767	3,317	1,680	685	450	467	19,493
31-60 days past due	34	59	40	21	19	2	4	179
61-90 days past due	12	23	17	6	2	4	2	66
91+ days past due	9	59	45	24	15	32	5	189
Total	$6,182	$6,908	$3,419	$1,731	$721	$488	$478	$19,927

UNAUDITED

(Millions of dollars)	December 31, 2021
	2021	2020	2019	2018	2017	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$4,792	$2,596	$1,426	$630	$182	$32	$182	$9,840
31-60 days past due	27	32	20	12	4	1	5	101
61-90 days past due	7	8	5	3	1	1	5	30
91+ days past due	9	17	12	13	5	4	5	65
EAME
Current	1,499	836	577	352	140	26	—	3,430
31-60 days past due	5	4	3	1	1	—	—	14
61-90 days past due	3	3	3	1	—	—	—	10
91+ days past due	3	11	2	2	—	2	—	20
Asia/Pacific
Current	1,456	943	420	119	40	3	36	3,017
31-60 days past due	10	14	10	2	—	—	—	36
61-90 days past due	3	7	4	1	—	—	—	15
91+ days past due	2	10	10	3	—	—	—	25
Mining
Current	944	356	332	194	36	161	36	2,059
31-60 days past due	6	—	—	—	—	—	—	6
61-90 days past due	1	—	—	—	4	—	—	5
91+ days past due	—	1	8	9	3	1	—	22
Latin America
Current	617	299	160	70	17	18	—	1,181
31-60 days past due	4	7	3	3	1	—	—	18
61-90 days past due	3	3	1	1	—	—	—	8
91+ days past due	4	9	9	7	7	14	—	50
Caterpillar Power Finance
Current	120	152	119	70	180	104	101	846
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	44	—	44
Totals by Aging Category
Current	9,428	5,182	3,034	1,435	595	344	355	20,373
31-60 days past due	52	57	36	18	6	1	5	175
61-90 days past due	17	21	13	6	5	1	5	68
91+ days past due	18	48	41	34	15	65	5	226
Total	$9,515	$5,308	$3,124	$1,493	$621	$411	$370	$20,842

Finance receivables in the Customer portfolio segment are substantially secured by collateral, primarily in the form of Caterpillar and other equipment. For those contracts where the borrower is experiencing financial difficulty, repayment of the outstanding amounts is generally expected to be provided through the operation or repossession and sale of the equipment.

UNAUDITED

Dealer
As of September 30, 2022 and December 31, 2021, our total amortized cost of finance receivables within the Dealer portfolio segment was current, with the exception of $62 million and $78 million, respectively, that was 91+ days past due in Latin America, all of which was originated in 2017.

Caterpillar Purchased Receivables
The tables below summarize the aging category of our amortized cost of finance receivables in the Caterpillar Purchased Receivables portfolio segment.

(Millions of dollars)
	September 30, 2022
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables
North America	$11	$7	$6	$24	$2,208	$2,232
EAME	1	—	2	3	801	804
Asia/Pacific	8	—	—	8	503	511
Mining	—	—	—	—	—	—
Latin America	8	8	9	25	383	408
Caterpillar Power Finance	—	—	1	1	6	7
Total	$28	$15	$18	$61	$3,901	$3,962

(Millions of dollars)
	December 31, 2021
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables
North America	$8	$6	$5	$19	$2,499	$2,518
EAME	1	—	1	2	844	846
Asia/Pacific	—	—	1	1	620	621
Mining	—	—	—	—	—	—
Latin America	1	1	—	2	472	474
Caterpillar Power Finance	—	—	—	—	3	3
Total	$10	$7	$7	$24	$4,438	$4,462

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

UNAUDITED

In our Customer portfolio segment, finance receivables which were on non-accrual status and finance receivables over 90 days past due and still accruing income were as follows:

(Millions of dollars)	September 30, 2022			December 31, 2021
	Amortized Cost			Amortized Cost
	Non-accrual With an Allowance	Non-accrual Without an Allowance	91+ Still Accruing	Non-accrual With an Allowance	Non-accrual Without an Allowance	91+ Still Accruing
North America	$54	$5	$10	$47	$9	$12
EAME	42	—	4	18	1	2
Asia/Pacific	15	—	7	19	—	7
Mining	6	1	—	8	1	14
Latin America	57	—	—	52	4	1
Caterpillar Power Finance	9	11	—	40	11	—
Total	$183	$17	$21	$184	$26	$36

There was $2 million and $1 million of interest income recognized during the three months ended September 30, 2022 and 2021, respectively, for customer finance receivables on non-accrual status. There was $11 million and $9 million of interest income recognized during the nine months ended September 30, 2022 and 2021, respectively, for customer finance receivables on non-accrual status.

There were $62 million and $78 million in finance receivables in our Dealer portfolio segment on non-accrual status as of September 30, 2022 and December 31, 2021, respectively, all of which was in Latin America. There were no finance receivables in our Dealer portfolio segment more than 90 days past due and still accruing income as of September 30, 2022 and December 31, 2021 and no interest income was recognized on dealer finance receivables on non-accrual status during the three and nine months ended September 30, 2022 and 2021.

UNAUDITED

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

There were no finance receivables modified as TDRs during the three and nine months ended September 30, 2022 and 2021 for the Dealer or Caterpillar Purchased Receivables portfolio segments. Finance receivables in the Customer portfolio segment modified as TDRs were as follows:

(Millions of dollars)	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
	Pre-TDR Amortized Cost	Post-TDR Amortized Cost	Pre-TDR Amortized Cost	Post-TDR Amortized Cost
North America	$3	$3	$1	$1
EAME	—	—	1	1
Asia/Pacific	—	—	4	4
Mining	15	15	—	—
Latin America	—	—	4	4
Caterpillar Power Finance	11	11	7	3
Total	$29	$29	$17	$13

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Pre-TDR Amortized Cost	Post-TDR Amortized Cost	Pre-TDR Amortized Cost	Post-TDR Amortized Cost
North America	$4	$4	$5	$5
EAME	1	1	1	1
Asia/Pacific	—	—	4	4
Mining	15	15	11	5
Latin America	—	—	10	10
Caterpillar Power Finance	20	19	23	19
Total	$40	$39	$54	$44

The Post-TDR amortized cost of TDRs in the Customer portfolio segment with a payment default (defined as 91+ days past due) which had been modified within twelve months prior to the default date, was as follows:

(Millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
North America	$—	$—	$—	$1
Asia/Pacific	—	—	—	6
Mining	—	—	5	—
Latin America	—	—	—	15
Caterpillar Power Finance	—	—	—	5
Total	$—	$—	$5	$27

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

The location and fair value of derivative instruments reported in the Consolidated Statements of Financial Position were as follows:

(Millions of dollars)
	September 30, 2022		December 31, 2021
	Assets[1]	Liabilities[2]	Assets[1]	Liabilities[2]
Designated derivatives
Foreign exchange contracts	$605	$(4)	$142	$(32)
Interest rate contracts	94	(119)	38	(15)
	$699	$(123)	$180	$(47)
Undesignated derivatives
Foreign exchange contracts	$100	$(49)	$28	$(36)
	$100	$(49)	$28	$(36)

(1) Assets are classified on the Consolidated Statements of Financial Position as Other assets.
(2) Liabilities are classified on the Consolidated Statements of Financial Position as Accrued expenses.

The total notional amount of our derivative instruments was $14.02 billion and $13.85 billion as of September 30, 2022 and December 31, 2021, respectively. The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties. We calculate the amounts exchanged by the parties by referencing the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates and interest rates.

Gains (Losses) on derivative instruments are categorized as follows:

(Millions of dollars)
	Fair Value / Undesignated Hedges		Cash Flow Hedges
	Gains (Losses) Recognized[1]		Gains (Losses) Recognized in AOCI		Gains (Losses) Reclassified from AOCI[2]

	Three Months Ended September 30,
	2022	2021	2022	2021	2022	2021
Foreign exchange contracts	$16	$44	$276	$89	$303	$84
Interest rate contracts	(5)	5	26	3	8	(5)
	$11	$49	$302	$92	$311	$79

	Nine Months Ended September 30,
	2022	2021	2022	2021	2022	2021
Foreign exchange contracts	$(26)	$72	$570	$170	$656	$166
Interest rate contracts	4	18	103	4	—	(21)
	$(22)	$90	$673	$174	$656	$145

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

UNAUDITED

The following amounts were recorded in the Consolidated Statements of Financial Position related to cumulative basis adjustments for fair value hedges:

(Millions of dollars)
	Carrying Value of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Value of the Hedged Liabilities
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Current maturities of long-term debt	$—	$755	$—	$5
Long-term debt	1,980	1,304	(119)	(2)
Total	$1,980	$2,059	$(119)	$3

As of September 30, 2022, $32 million of deferred net gains, net of tax, included in equity (AOCI in the Consolidated Statements of Financial Position), related to our cash flow hedges, are expected to be reclassified to earnings over the next twelve months. The actual amount recorded in earnings will vary based on interest rates and exchange rates at the time the hedged transactions impact earnings.

We enter into International Swaps and Derivatives Association master netting agreements that permit the net settlement of amounts owed under their respective derivative contracts. Under these master netting agreements, net settlement generally permits us or the counterparty to determine the net amount payable for contracts due on the same date and in the same currency for similar types of derivative transactions. The master netting agreements may also provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event.

Collateral is typically not required of the counterparties or us under the master netting agreements. As of September 30, 2022 and December 31, 2021, no cash collateral was received or pledged under the master netting agreements.

The effect of net settlement provisions of the master netting agreements on our derivative balances upon an event of default or a termination event was as follows:

(Millions of dollars)
	September 30, 2022		December 31, 2021
	Assets	Liabilities	Assets	Liabilities
Gross amounts recognized	$799	$(172)	$208	$(83)
Financial instruments not offset	(169)	169	(67)	67
Net amount	$630	$(3)	$141	$(16)

UNAUDITED

5.Accumulated Other Comprehensive Income (Loss)

We present Comprehensive income (loss) and its components in the Consolidated Statements of Comprehensive Income. Changes in Accumulated other comprehensive income (loss) included in the Consolidated Statements of Changes in Shareholder’s Equity consisted of the following:

(Millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Foreign currency translation
Balance at beginning of period	$(1,002)	$(601)	$(762)	$(551)
Gains (losses) on foreign currency translation	(258)	(122)	(456)	(154)
Less: Tax provision/(benefit)	30	13	72	31
Net gains (losses) on foreign currency translation	(288)	(135)	(528)	(185)
Other comprehensive income (loss), net of tax	(288)	(135)	(528)	(185)
Balance at end of period	$(1,290)	$(736)	$(1,290)	$(736)

Derivative financial instruments
Balance at beginning of period	$11	$(32)	$(12)	$(44)
Gains (losses) deferred	302	92	673	174
Less: Tax provision/(benefit)	95	14	158	30
Net gains (losses) deferred	207	78	515	144
(Gains) losses reclassified to earnings	(311)	(79)	(656)	(145)
Less: Tax (provision)/benefit	(99)	(10)	(159)	(22)
Net (gains) losses reclassified to earnings	(212)	(69)	(497)	(123)
Other comprehensive income (loss), net of tax	(5)	9	18	21
Balance at end of period	$6	$(23)	$6	$(23)

Total Accumulated other comprehensive income (loss) at end of period	$(1,284)	$(759)	$(1,284)	$(759)

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
◦The net gain or loss from interest rate derivatives is excluded from segment reporting.

UNAUDITED

Supplemental segment data and reconciliations to consolidated external reporting for the three months ended September 30 was as follows:

(Millions of dollars) 2022	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at September 30, 2022	Capital expenditures
North America	$383	$150	$69	$126	$(5)	$15,014	$205
EAME	72	—	27	13	7	4,724	45
Asia/Pacific	70	33	19	1	1	3,705	3
Latin America	75	31	37	3	(8)	2,539	3
Mining	72	21	11	35	(4)	2,553	36
Caterpillar Power Finance	11	12	5	1	(7)	738	—
Total Segments	683	247	168	179	(16)	29,273	292
Unallocated	10	(80)	53	—	—	1,762	2
Timing	(3)	—	—	—	—	18	—
Methodology	—	21	(70)	—	—	582	—
Inter-segment Eliminations (1)	—	—	—	—	—	(152)	—
Total	$690	$188	$151	$179	$(16)	$31,483	$294

2021	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at December 31, 2021	Capital expenditures
North America	$349	$94	$62	$138	$10	$15,755	$236
EAME	69	26	6	15	—	5,192	40
Asia/Pacific	78	33	18	1	7	4,117	4
Latin America	52	(19)	19	2	40	2,405	1
Mining	73	22	8	34	2	2,672	28
Caterpillar Power Finance	13	4	3	1	—	957	—
Total Segments	634	160	116	191	59	31,098	309
Unallocated	3	(71)	43	—	—	1,458	2
Timing	(3)	2	—	—	—	15	—
Methodology	—	40	(49)	—	—	18	—
Inter-segment Eliminations (1)	—	—	—	—	—	(202)	—
Total	$634	$131	$110	$191	$59	$32,387	$311

 (1) Elimination is primarily related to intercompany loans

UNAUDITED

Supplemental segment data and reconciliations to consolidated external reporting for the nine months ended September 30 was as follows:

(Millions of dollars) 2022	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at September 30, 2022	Capital expenditures
North America	$1,112	$411	$181	$381	$11	$15,014	$652
EAME	207	5	45	41	49	4,724	101
Asia/Pacific	216	104	55	4	5	3,705	6
Latin America	204	65	98	7	(3)	2,539	21
Mining	218	66	29	109	(14)	2,553	83
Caterpillar Power Finance	41	35	10	2	(14)	738	—
Total Segments	1,998	686	418	544	34	29,273	863
Unallocated	21	(222)	138	—	—	1,762	6
Timing	(9)	3	—	—	—	18	—
Methodology	—	113	(179)	—	—	582	—
Inter-segment Eliminations (1)	—	—	—	—	—	(152)	—
Total	$2,010	$580	$377	$544	$34	$31,483	$869

2021	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at December 31, 2021	Capital expenditures
North America	$1,044	$295	$195	$409	$14	$15,755	$680
EAME	204	50	16	45	28	5,192	67
Asia/Pacific	263	133	66	5	7	4,117	9
Latin America	149	15	48	6	47	2,405	9
Mining	215	79	28	103	(17)	2,672	128
Caterpillar Power Finance	40	34	10	2	(19)	957	—
Total Segments	1,915	606	363	570	60	31,098	893
Unallocated	12	(218)	138	—	—	1,458	6
Timing	(8)	5	—	—	—	15	—
Methodology	—	123	(150)	—	—	18	—
Inter-segment Eliminations (1)	—	—	—	—	—	(202)	—
Total	$1,919	$516	$351	$570	$60	$32,387	$899

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

No significant loss has been experienced or is anticipated under any of these guarantees. At September 30, 2022 and December 31, 2021, the related recorded liability was less than $1 million. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees was $25 million and $36 million at September 30, 2022 and December 31, 2021, respectively.

UNAUDITED

We provide guarantees to purchase certain loans of Caterpillar dealers from a special-purpose corporation (SPC) that qualifies as a VIE. The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers. This SPC issues commercial paper and uses the proceeds to fund its loan program. We receive a fee for providing this guarantee. We are the primary beneficiary of the SPC as our guarantees result in us having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses and therefore we have consolidated the financial statements of the SPC. As of September 30, 2022 and December 31, 2021, the SPC’s assets of $1.09 billion and $888 million, respectively, were primarily comprised of loans to dealers, which are included in Finance receivables, net in the Consolidated Statements of Financial Position, and the SPC’s liabilities of $1.09 billion and $888 million, respectively, were primarily comprised of commercial paper, which is included in Short-term borrowings in the Consolidated Statements of Financial Position. The assets of the SPC are not available to pay our creditors. We may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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

UNAUDITED

Derivative financial instruments are measured on a recurring basis at fair value and are classified as Level 2 measurements. We had derivative financial instruments included in our Consolidated Statements of Financial Position in a net asset position of $627 million and $125 million as of September 30, 2022 and December 31, 2021, respectively.

See Note 4 for additional information.

Loans measured at fair value
Certain loans are subject to measurement at fair value on a nonrecurring basis and are classified as Level 3 measurements. A loan is measured at fair value when management determines that collection of contractual amounts due is not probable and the loan is individually evaluated. In these cases, an allowance for credit losses may be established based either on the present value of expected future cash flows discounted at the receivables’ effective interest rate, the fair value of the collateral for collateral-dependent receivables or the observable market price of the receivable. In determining collateral value, we estimate the current fair market value of the collateral less selling costs. We had loans carried at fair value of $90 million and $100 million as of September 30, 2022 and December 31, 2021, respectively.
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
Long-term debt – we estimate fair value for fixed and floating-rate debt based on quoted market prices.

Fair values of our financial instruments not carried at fair value were as follows:

(Millions of dollars)	September 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets
Finance receivables, net (excluding finance leases(1))	$18,657	$18,038	$19,068	$19,047	3	Note 3
Liabilities
Long-term debt	$22,724	$21,886	$22,594	$22,797	2

(1) Represents finance leases and failed sale leasebacks of $7.12 billion and $8.11 billion as of September 30, 2022 and December 31, 2021, respectively.

9.Income Taxes

The provision for income taxes reflected an estimated annual tax rate of 27 percent in the third quarter of 2022, compared with 24 percent in the third quarter of 2021. The increase in the estimated annual tax rate was primarily due to changes in the geographic mix of profits.

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

OVERVIEW

We reported third-quarter 2022 revenues of $690 million, an increase of $56 million, or 9 percent, compared with $634 million in the third quarter of 2021. Third-quarter 2022 profit was $131 million, an increase of $30 million, or 30 percent, compared with $101 million in the third quarter of 2021. The increase in revenues was primarily due to a $63 million favorable impact from higher average financing rates.

Third-quarter 2022 profit before income taxes was $188 million, an increase of $57 million, or 44 percent, compared with $131 million in the third quarter of 2021. The increase was mainly due to a $75 million favorable impact from a lower provision for credit losses, partially offset by a $25 million impact from mark-to-market adjustments on derivative contracts.

The provision for income taxes reflected an estimated annual tax rate of 27 percent in the third quarter of 2022, compared with 24 percent in the third quarter of 2021.

During the third quarter of 2022, retail new business volume was $2.73 billion, a decrease of $617 million, or 18 percent, from the third quarter of 2021. The decrease was driven by lower volume across all segments with the exception of an increase in Latin America.

At the end of the third quarter of 2022, past dues were 2.00 percent, compared with 2.41 percent at the end of the third quarter of 2021. Past dues decreased across all our portfolio segments, with the exception of an increase in Latin America. Write-offs, net of recoveries, were $13 million for the third quarter of 2022, compared with $76 million for the third quarter of 2021. As of September 30, 2022, the allowance for credit losses totaled $339 million, or 1.30 percent of finance receivables, compared with $376 million, or 1.41 percent of finance receivables at June 30, 2022. The allowance for credit losses at year-end 2021 was $337 million, or 1.22 percent of finance receivables.

Global Business Conditions

Caterpillar continues to monitor a variety of external factors around the world, such as supply chain disruptions, inflationary cost and labor pressures. We are monitoring the potential downstream impacts from these factors on our business, while remaining focused on portfolio health and continuing to provide qualified customers and dealers with new loans and leases to support their current and future business needs.

We continue to closely monitor the events in Russia and Ukraine and have evaluated our exposure in these countries.

UNAUDITED

THIRD QUARTER 2022 COMPARED WITH THIRD QUARTER 2021

Consolidated Total Revenues

The chart above graphically illustrates reasons for the change in consolidated total revenues between third quarter 2021 (at left) and third quarter 2022 (at right). Items favorably impacting total revenues appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting total revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Retail revenue for the third quarter of 2022 was $312 million, an increase of $15 million from the same period in 2021. The increase was due to a $24 million favorable impact from higher interest rates on retail finance receivables, partially offset by a $9 million unfavorable impact from lower average earning assets. For the quarter ended September 30, 2022, retail average earning assets were $22.05 billion, a decrease of $802 million from the same period in 2021. The annualized average yield was 5.65 percent for the third quarter of 2022, compared with 5.20 percent for the third quarter of 2021.

Operating lease revenue for the third quarter of 2022 was $222 million, a decrease of $7 million from the same period in 2021. The decrease was primarily due to a $16 million unfavorable impact from lower average earning assets, partially offset by an $11 million favorable impact from higher rental rates on operating leases.

Wholesale revenue for the third quarter of 2022 was $117 million, an increase of $40 million from the same period in 2021. The increase was primarily due to a $37 million favorable impact from higher interest rates on wholesale finance receivables. For the quarter ended September 30, 2022, wholesale average earning assets were $4.37 billion, an increase of $132 million from the same period in 2021. The annualized average yield was 10.63 percent for the third quarter of 2022, compared with 7.24 percent for the third quarter of 2021.

Other revenue, net items were as follows:

(Millions of dollars)	Three Months Ended September 30,
	2022	2021	Change
Net gain on returned or repossessed equipment	$16	$11	$5
Finance receivable and operating lease fees (including late charges)	14	14	—
Interest income on Notes receivable from Caterpillar	5	3	2
Miscellaneous other revenue, net	4	3	1
Total Other revenue, net	$39	$31	$8

There was a $16 million unfavorable impact from currency on revenues in the third quarter of 2022. Currency represents the net translation impact resulting from changes in foreign currency exchange rates versus the U.S. dollar and is included in all financial statement line items and each of the items included in the above analysis.

UNAUDITED

Consolidated Profit Before Income Taxes

(1) Analysis excludes $3 million and $5 million in offsetting revenues and expenses for property taxes on operating leases for the third quarter of 2022 and 2021.
The chart above graphically illustrates reasons for the change in consolidated profit before income taxes between third quarter 2021 (at left) and third quarter 2022 (at right). Items favorably impacting profit before income taxes appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting profit before income taxes appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Third-quarter 2022 profit before income taxes was $188 million, an increase of $57 million, or 44 percent, compared with $131 million for the third quarter of 2021. The increase was mainly due to a $75 million favorable impact from a lower provision for credit losses, partially offset by a $25 million impact from mark-to-market adjustments on derivative contracts.

There was a $1 million unfavorable impact from currency on profit before income taxes in the third quarter of 2022. Currency represents the net translation impact resulting from changes in foreign currency exchange rates versus the U.S. dollar and is included in all financial statement line items and each of the items included in the above analysis.

Provision for Income Taxes
The provision for income taxes reflected an estimated annual tax rate of 27 percent in the third quarter of 2022, compared with 24 percent in the third quarter of 2021. The increase in the estimated annual tax rate was primarily due to changes in the geographic mix of profits.

UNAUDITED

NINE MONTHS ENDED SEPTEMBER 30, 2022 VS. NINE MONTHS ENDED SEPTEMBER 30, 2021

Consolidated Total Revenues

The chart above graphically illustrates reasons for the change in consolidated total revenues between September YTD 2021 (at left) and September YTD 2022 (at right). Items favorably impacting total revenues appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting total revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Retail revenue for the first nine months of both 2022 and 2021 was $903 million. There was a $19 million favorable impact from higher interest rates on retail finance receivables, offset by a $19 million unfavorable impact from lower average earning assets. For the nine months ended September 30, 2022, retail average earning assets were $22.32 billion, a decrease of $484 million from the same period in 2021. The annualized average yield was 5.39 percent for the first nine months of 2022, compared with 5.28 percent for the same period in 2021.

Operating lease revenue for the first nine months of 2022 was $671 million, a decrease of $40 million from the same period in 2021. The decrease was primarily due to a $49 million unfavorable impact from lower average earning assets, partially offset by a $12 million favorable impact from higher rental rates on operating leases.

Wholesale revenue for the first nine months of 2022 was $300 million, an increase of $63 million from the same period in 2021. The increase was due to a $51 million favorable impact from higher interest rates on wholesale finance receivables and a $12 million favorable impact from higher average earning assets. For the nine months ended September 30, 2022, wholesale average earning assets were $4.44 billion, an increase of $208 million from the same period in 2021. The annualized average yield was 9.00 percent for the first nine months of 2022, compared with 7.45 percent for the same period in 2021.

Other revenue, net items were as follows:

(Millions of dollars)	Nine Months Ended September 30,
	2022	2021	Change
Net gain on returned or repossessed equipment	$67	$8	$59
Finance receivable and operating lease fees (including late charges)	44	42	2
Interest income on Notes receivable from Caterpillar	13	10	3
Miscellaneous other revenue, net	12	8	4
Total Other revenue, net	$136	$68	$68

There was a $29 million unfavorable impact from currency on revenues in the first nine months of 2022. Currency represents the net translation impact resulting from changes in foreign currency exchange rates versus the U.S. dollar and is included in all financial statement line items and each of the items included in the above analysis.

UNAUDITED

Consolidated Profit Before Income Taxes

(1) Analysis excludes $11 million and $14 million in offsetting revenues and expenses for property taxes on operating leases for September YTD 2022 and 2021, respectively.
The chart above graphically illustrates reasons for the change in consolidated profit before income taxes between September YTD 2021 (at left) and September YTD 2022 (at right). Items favorably impacting profit before income taxes appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting profit before income taxes appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Profit before income taxes was $580 million for the first nine months of 2022, an increase of $64 million, or 12 percent, compared with $516 million for the same period in 2021. The increase was primarily due to a $59 million favorable impact from returned or repossessed equipment and a $26 million favorable impact from a lower provision for credit losses, partially offset by an $18 million unfavorable impact from an increase in GO&A expenses.

There was an $9 million unfavorable impact from currency on profit before income taxes in the first nine months of 2022. Currency represents the net translation impact resulting from changes in foreign currency exchange rates versus the U.S. dollar and is included in all financial statement line items and each of the items included in the above analysis.

Provision for Income Taxes
The provision for income taxes reflected an estimated annual tax rate of 27 percent for the first nine months of 2022, compared with 24 percent for the same period in 2021. The increase in the estimated annual tax rate was primarily due to changes in the geographic mix of profits.

UNAUDITED

Finance Receivables and Equipment on Operating Leases

New Business Volume

(Millions of dollars)	Nine Months Ended September 30,
	2022	2021	Change
New retail financing	$7,721	$8,765	$(1,044)
New operating lease activity	878	910	(32)
New wholesale financing	34,773	29,662	5,111
Total	$43,372	$39,337	$4,035

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

Total Managed Portfolio
We define total portfolio as Finance receivables, net plus Equipment on operating leases, net. We also manage and service receivables and leases that have been sold by us to third parties with limited or no recourse in order to mitigate our concentration of credit risk with certain customers. These assets are not available to pay our creditors. Total managed portfolio was as follows:

(Millions of dollars)	September 30, 2022	December 31, 2021	Change
Finance receivables, net	$25,772	$27,177	$(1,405)
Equipment on operating leases, net	2,916	3,123	(207)
Total portfolio	$28,688	$30,300	$(1,612)

Retail loans, net	$69	$107	$(38)
Retail leases, net	27	19	8
Operating leases	23	23	—
Total off-balance sheet managed assets	$119	$149	$(30)

Total managed portfolio	$28,807	$30,449	$(1,642)

Total Portfolio Metrics
At the end of the third quarter of 2022, past dues were 2.00 percent, compared with 2.41 percent at the end of the third quarter of 2021. Past dues decreased across all our portfolio segments, with the exception of an increase in Latin America. Total non-performing finance receivables, which represent finance receivables currently on non-accrual status, were $262 million and $288 million at September 30, 2022 and December 31, 2021, respectively. Total non-performing finance receivables as a percentage of our finance receivables were 1.00 percent and 1.05 percent at September 30, 2022 and December 31, 2021, respectively.

Our allowance for credit losses as of September 30, 2022 was $339 million, or 1.30 percent of finance receivables, compared with $337 million, or 1.22 percent, as of December 31, 2021. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and economic forecasts. We believe our allowance is sufficient to provide for losses over the remaining life of our finance receivable portfolio as of September 30, 2022.

UNAUDITED

CAPITAL RESOURCES AND LIQUIDITY

Maintaining and managing adequate capital and liquidity resources includes management of funding sources and their utilization based on current, future and contingent needs. Throughout the third quarter of 2022, we experienced favorable liquidity conditions. We ended the third quarter of 2022 with $761 million of cash, an increase of $151 million from year-end 2021. Our cash balances are held in numerous locations throughout the world with approximately $640 million held by our non-U.S. subsidiaries, including $142 million in Russia which is currently subject to local government restrictions that substantially limit transfer outside of the country. We expect to meet our U.S. funding needs without repatriating undistributed profits that are indefinitely reinvested outside the U.S.

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

Total borrowings outstanding as of September 30, 2022 were $26.95 billion, a decrease of $1.07 billion from December 31, 2021. Outstanding borrowings were as follows:

(Millions of dollars)	September 30, 2022	December 31, 2021
Medium-term notes, net	$22,263	$22,246
Commercial paper, net of unamortized discount	3,723	4,896
Bank borrowings and other – long-term	461	348
Bank borrowings and other – short-term	221	213
Variable denomination floating rate demand notes	255	286
Notes payable to Caterpillar	22	22
Total outstanding borrowings	$26,945	$28,011

Medium-term notes
We issue medium-term unsecured notes through securities dealers or underwriters in the U.S., Canada, Europe, Australia, Japan, Hong Kong, and China to both retail and institutional investors. These notes are offered in several currencies and with a variety of maturities. These notes are senior unsecured obligations of the Company. Medium-term notes issued totaled $5.25 billion and redeemed totaled $5.10 billion for the nine months ended September 30, 2022. Medium-term notes, net outstanding as of September 30, 2022 mature as follows:

(Millions of dollars)
2022	$2,369
2023	5,630
2024	7,229
2025	3,658
2026	1,551
Thereafter	1,945
Fair value adjustments	(119)
Total	$22,263

UNAUDITED

Commercial paper
We issue unsecured commercial paper in the U.S., Europe and other international capital markets. These short-term promissory notes are issued on a discounted basis and are payable at maturity. As of September 30, 2022, there was $3.72 billion outstanding in commercial paper.

Revolving credit facilities
As of September 30, 2022, we had three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and us for general liquidity purposes. Based on management’s allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of September 30, 2022 was $7.75 billion. Information on our Credit Facility is as follows:

•In September 2022, we entered into a new 364-day facility. The 364-day facility of $3.15 billion (of which $2.33 billion is available to us) expires in August 2023.
•In September 2022, we amended and restated the three-year facility (as amended and restated, the "three-year facility"). The three-year facility of $2.73 billion (of which $2.01 billion is available to us) expires in September 2025.
•In September 2022, we amended and restated the five-year facility (as amended and restated, the "five-year facility"). The five-year facility of $4.62 billion (of which $3.41 billion is available to us) expires in September 2027.

At September 30, 2022, Caterpillar’s consolidated net worth was $15.69 billion, which was above the $9.00 billion required under the Credit Facility. The consolidated net worth is defined in the Credit Facility as the consolidated shareholders’ equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).

At September 30, 2022, our covenant interest coverage ratio was 2.59 to 1. This was above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain (loss) from interest rate derivatives to (2) interest expense, calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at September 30, 2022, our six-month covenant leverage ratio was 7.03 to 1. This was below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event that either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants. Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At September 30, 2022, there were no borrowings under the Credit Facility.

Bank borrowings
Available credit lines with banks as of September 30, 2022 totaled $3.18 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements. We may guarantee subsidiary borrowings under these lines. As of September 30, 2022, we had $681 million outstanding against these credit lines and were in compliance with all debt covenants under these credit lines. The remaining available credit commitments may be withdrawn any time at the lenders’ discretion.

Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction. We do not hold reserves to fund the payment of the demand notes. The notes are offered on a continuous basis. As of September 30, 2022, there were $255 million of variable denomination floating rate demand notes outstanding. The maximum amount of variable denomination floating rate demand notes that we may have outstanding at any time may not exceed $1.25 billion.

UNAUDITED

Notes receivable from/payable to Caterpillar
Under our variable amount and term lending agreements and other notes receivable with Caterpillar, we may borrow up to $2.37 billion from Caterpillar and Caterpillar may borrow up to $1.75 billion from us. The variable amount lending agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice. The term lending agreements have remaining maturities ranging up to ten years. We had notes payable of $22 million and notes receivable of $495 million outstanding under these agreements as of September 30, 2022.

OFF-BALANCE SHEET ARRANGEMENTS

We are a party to certain off-balance sheet arrangements, primarily in the form of guarantees. Please refer to Note 7 of Notes to Consolidated Financial Statements for further information.

CASH FLOWS

Operating cash flow was $1.02 billion in the first nine months of 2022, compared with $936 million for the same period in 2021. Net cash provided by investing activities was $44 million for the first nine months of 2022, compared with net cash used of $425 million for the same period in 2021. The change was primarily due to portfolio related activity. Net cash used for financing activities was $872 million for the first nine months of 2022, compared with $289 million for the same period in 2021. The change was primarily due to lower portfolio funding requirements related to Caterpillar purchased receivables.

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

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the third quarter of 2022 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Caterpillar Financial Services Corporation

Date:	November 2, 2022	/s/ David T. Walton
David T. Walton, President, Director and Chief Executive Officer

Date:	November 2, 2022	/s/ Kristen R. Covey
Kristen R. Covey, Executive Vice President and Chief Financial Officer

Date:	November 2, 2022	/s/ James M. Rooney
James M. Rooney, Secretary

Date:	November 2, 2022	/s/ Sumeet Puri
Sumeet Puri, Controller (Principal Accounting Officer)