Form 10-K
period 2022-12-31
CATERPILLAR FINANCIAL SERVICES CORP
filed 2023-02-15
CIK 764764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2022

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________.

Commission File No. 001-11241

CATERPILLAR FINANCIAL SERVICES CORPORATION (Exact name of Registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	37-1105865 (I.R.S. Employer Identification No.)
2120 West End Ave., Nashville, Tennessee (Address of principal executive offices)	37203-0001 (Zip Code)
Registrant’s telephone number, including area code: (615) 341-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Medium-Term Notes, Series H, 3.300% Notes Due 2024	CAT/24	New York Stock Exchange
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
Yes ☐   No ☒

As of February 15, 2023, one share of common stock of the registrant was outstanding, which is owned by Caterpillar Inc.

* Item omitted because no answer is called for or item is not applicable.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K may be considered “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements may relate to future events or our future financial performance, which may involve known and unknown risks and uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by any forward-looking statements. From time to time, we may also provide forward-looking statements in oral presentations to the public or in other materials we issue to the public. Forward-looking statements give current expectations or forecasts of future events about the company. You may identify these statements by the fact that they do not relate to historical or current facts and may use words such as “believes,” “expects,” “estimates,” “anticipates,” “will,” “should,” “plan,” “forecast,” “target,” “guide,” “project,” “intend,” “could” and similar words or phrases. These statements are only predictions. Actual events or results may differ materially due to factors that affect international businesses, including the challenges of the COVID-19 pandemic, changes in economic conditions including but not limited to inflation, disruptions in the global financial and credit markets, and changes in laws, regulations and political stability, as well as factors specific to Caterpillar Financial Services Corporation (“Cat Financial”) and the markets we serve, including the market’s acceptance of our products and services, the creditworthiness of our customers, interest rate and currency rate fluctuations and estimated residual values of leased equipment. These risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K and could cause results to differ materially from those projected in the forward-looking statements. Cat Financial undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You may, however, consult any related disclosures we may make in our subsequent Form 10-Q and Form 8-K reports filed with the Securities and Exchange Commission (“SEC”).

Item 1.	Business.

General

Caterpillar Financial Services Corporation was organized in 1981 in the State of Delaware (together with its subsidiaries, “Cat Financial,” “the Company,” “we” or “our”). We are a wholly-owned finance subsidiary of Caterpillar Inc. (together with its other subsidiaries, “Caterpillar” or “Cat”) and our corporate headquarters is located in Nashville, Tennessee.

Nature of Operations

We provide retail and wholesale financing to customers and dealers around the world for Caterpillar products and services, as well as financing for vehicles and power generation facilities that, in most cases, incorporate Caterpillar products. Retail financing is primarily comprised of installment sale contracts and other equipment-related loans, working capital loans, finance leases and operating leases. Wholesale financing to Caterpillar dealers consists primarily of inventory and rental fleet financing. In addition, we purchase short-term wholesale trade receivables from Caterpillar. The various financing plans offered by Cat Financial are designed to support sales of Caterpillar products and generate financing income for Cat Financial. A significant portion of our activity is conducted in North America, and we have additional offices and subsidiaries in Latin America, Asia/Pacific, Europe and Africa. Cat Financial has over 40 years of experience providing financing for Caterpillar products and services, contributing to our knowledge of asset values, industry trends, financing structures and customer needs.

The Company’s retail loans include:

•Loans that allow customers and dealers to use their Caterpillar equipment or other assets as collateral to obtain financing.
•Installment sale contracts, which are equipment loans that enable customers to purchase equipment with structured payments over time.

The Company’s retail leases include:

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

The Company purchases short-term trade receivables from Caterpillar.

The Company’s wholesale loans and leases include inventory/rental programs, which provide assistance to dealers by financing their new Caterpillar inventory and rental fleets.

Competitive Environment

We operate in a highly competitive environment, with financing for users of Caterpillar equipment and services available through a variety of sources, principally commercial banks and finance and leasing companies. Our competitors include Wells Fargo Equipment Finance Inc., Banc of America Leasing & Capital LLC, BNP Paribas Leasing Solutions Limited, Australia and New Zealand Banking Group Limited, Société Générale S.A. and various other banks and finance companies. In addition, many of the manufacturers that compete with Caterpillar also own financial subsidiaries, such as John Deere Capital Corporation, Komatsu Financial L.P., Volvo Financial Services and Kubota Credit Corporation, which utilize many below-market interest rate programs (funded by the manufacturer) to support machine sales. We work together with Caterpillar to provide a broad array of financial merchandising programs to compete around the world.

We provide financing only when certain criteria are met. Credit decisions are based on a variety of credit quality factors, including prior payment experience, customer financial information, credit ratings, loan-to-value ratios and other internal metrics. We typically maintain a security interest in retail-financed equipment and require physical damage insurance coverage on financed equipment. We finance a significant portion of Caterpillar dealers’ sales and inventory of Caterpillar equipment throughout the world (see Note 14 of Notes to Consolidated Financial Statements for more information regarding our segments and geographic areas). Our competitive position is improved by marketing programs offered in conjunction with Caterpillar and/or Caterpillar dealers. Under these programs, Caterpillar, or the dealer, funds an amount at the outset of the transaction, which we then recognize as revenue over the term of the financing. We believe that these marketing programs provide Cat Financial a significant competitive advantage in financing Caterpillar products.

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

Health and Safety

The health and safety of our employees is an important focus at Cat Financial and we strive to continually reduce our recordable injuries. In 2022, the Company achieved a recordable injury frequency rate of 0.00, compared to the 2021 recordable injury frequency rate of 0.04.

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

Our leadership development programs and our focus on encouraging a variety of experiences help employees broaden understanding and increase perspective. For example, we conduct a bi-annual leadership experience for global leaders to strengthen Caterpillar leadership attributes and utilize our global learning platform to build speed to competency by job role.

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

Employment

Management aligns employment levels with the needs of the business. We believe we have the appropriate human capital resources to successfully operate and deliver our enterprise strategy. As of December 31, 2022, we employed about 2,100 full-time persons of whom approximately half were located outside the United States. In the United States, most employees are at-will employees and, therefore, not subject to any type of employment contract or agreement. Outside the United States, the Company enters into employment contracts and agreements in those countries in which such relationships are mandatory or customary. The provisions of these agreements generally correspond in each case with the required or customary terms in the subject jurisdiction.

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

Failure to maintain our credit ratings could increase our cost of borrowing and could adversely affect our cost of funds, liquidity, competitive position and access to capital markets
Each of Caterpillar’s and Cat Financial’s costs of borrowing and their respective ability to access the capital markets are affected not only by market conditions but also by the short- and long-term credit ratings assigned to their respective debt by the major credit rating agencies. These ratings are based, in significant part, on each of Caterpillar’s and Cat Financial’s performance as measured by financial metrics such as net worth, interest coverage and leverage ratios, as well as transparency with rating agencies and timeliness of financial reporting. There can be no assurance that Caterpillar and Cat Financial will be able to maintain their credit ratings. We receive debt ratings from the major credit rating agencies. A downgrade of our credit rating by any of the major credit rating agencies could result in increased borrowing costs and could adversely affect Caterpillar’s and Cat Financial’s liquidity, competitive position and access to the capital markets, including restricting, in whole or in part, access to the commercial paper market and other sources of funding. There can be no assurance that the commercial paper market will continue to be a reliable source of short-term financing for Cat Financial or an available source of short-term financing for Caterpillar. An inability to access the capital markets could have an adverse effect on our cash flow, results of operations and financial condition.

Changes in interest rates, foreign currency exchange rates or market liquidity conditions could adversely affect our earnings and/or cash flows
The Federal Reserve Bank of United States began to increase benchmark interest rates in March 2022 and has indicated it may continue to raise benchmark interest rates in an effort to curb the upward inflationary pressure on the cost of goods and services across the United States. Such increases in interest rates and other changes to market liquidity conditions could have an adverse impact on Caterpillar's and our earnings and cash flows. Because our financial results are reported in U.S. dollars, but our operations are conducted internationally, currency exchange rates can have a significant impact on our business results. Additionally, because a significant number of the loans made by us are made at fixed interest rates, our business results are subject to fluctuations in interest rates. Certain loans made by us and various financing extended to us are made at variable rates that use LIBOR as a benchmark for establishing the interest rate. Changes in interest rates and market liquidity conditions could have an adverse impact on our earnings and cash flows. Because a significant number of the loans made by us are made at fixed interest rates, our business results are subject to fluctuations in interest rates.

Certain loans made by us and various financing extended to us are made at variable rates that use LIBOR as a benchmark for establishing the interest rate. LIBOR is the subject of recent proposals for reform. On July 27, 2017, the United Kingdom’s Financial Conduct Authority (“FCA”) announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. Immediately following the LIBOR publication on December 31, 2021, ICE Benchmark Administration (“IBA”) ceased the publication of all GBP, EUR, CHF and JPY LIBOR settings, as well as the one-week and two-month USD LIBOR tenors. On November 30, 2020, IBA, with the support of the United States Federal Reserve and the FCA, announced plans to consult on ceasing publication of all other remaining USD LIBOR tenors on June 30, 2023. While the November 30 announcement extended the transition period to June 2023, the United States Federal Reserve concurrently issued a statement advising banks to stop new USD LIBOR issuances by the end of 2021. Further, on March 15, 2022, the Consolidated Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act, was signed into law in the U.S. This legislation establishes a uniform benchmark replacement process for financial contracts maturing after June 30, 2023 that do not contain clearly defined or practicable fallback provisions. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Federal Reserve. The Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from the LIBOR benchmarks is anticipated in coming years. There continue to be uncertainties regarding the transition from LIBOR, including but not limited to the need to renegotiate certain terms of our loan agreements with LIBOR as the referenced rate, which could require us to incur significant expense and may subject us to disputes or litigation over the appropriateness or comparability to LIBOR of the replacement reference rates. The consequences of these developments cannot be entirely predicted and could have an adverse impact on the market value for or value of LIBOR-linked securities, loans, derivatives, and other financial obligations or extensions of credit held by or due to us, as well as the revenue and expenses associated with those securities, loans and financial instruments.

We created a cross-functional team that assesses risk across multiple categories as it relates to the use of LIBOR in securities, loans, derivatives, and other financial obligations or extensions of credit held by or due to us. Other changes in market interest rates may influence our borrowing costs and could reduce our earnings and cash flows, returns on financial investments and the valuation of derivative contracts. We manage interest rate and market liquidity risks through a variety of techniques that include a match funding strategy, the selective use of derivatives and a broadly diversified funding program. There can be no assurance, however, that fluctuations in interest rates and market liquidity conditions will not have an adverse impact on Caterpillar and our earnings and cash flows. If any of the variety of instruments and strategies we use to hedge our exposure to these types of risk is ineffective, this may have an adverse impact on our earnings and cash flows. Please see “-Macroeconomic Risks - Changes in Government Monetary or Fiscal Policies May Negatively Impact Results” below for further discussion of changes in interest rates.

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
•The occurrence of catastrophic events, including fire, flood, tsunami or other weather event, power loss, telecommunications failure, software or hardware malfunctions, pandemics (including the COVID-19 pandemic), cyber-attack, war, terrorist attack or other catastrophic events that our disaster recovery plans do not adequately address; and
•Political and economic instability or civil unrest that may severely disrupt economic activity in affected countries.

The occurrence of one or more of these events may negatively impact our business, results of operations and financial condition. For example, the COVID-19 pandemic has had, and continues to have, a significant impact around the world, prompting governments and businesses to take unprecedented measures in response. Such measures have included travel bans and restrictions, quarantines, shelter in place orders and shutdowns. These measures have impacted and may continue to impact all or portions of each of Caterpillar's and our workforce and operations and the operations of our customers, dealers and suppliers. Although certain restrictions related to the COVID-19 pandemic have eased, uncertainty continues to exist regarding such measures and potential future measures. Current material and component shortages, logistics constraints and labor inefficiencies have limited and could continue to limit Caterpillar's and our ability to meet customer demand, which could have a material adverse effect on our business, results of operations and/or financial condition. In addition, the COVID-19 pandemic has significantly increased economic and customer demand uncertainty, has caused inflationary pressure in the U.S. and elsewhere and has led to volatility in customer demand for Caterpillar's and our products and services and caused supply chain disruptions. Economic uncertainties could continue to affect customer demand for Caterpillar's and our products and services, the value of the equipment financed or leased, the demand for financing and the financial condition and credit risk of our customers and dealers.

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

Our corporate headquarters are located in Nashville, Tennessee. Additional offices are located inside and outside the United States. All of our offices, other than our corporate headquarters building, are leased.

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

Our stock is not publicly traded. Caterpillar Inc. is the owner of our one outstanding share. Cash dividends of $275 million, $850 million and $300 million were paid to Caterpillar in 2022, 2021 and 2020, respectively.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited financial statements and related notes included elsewhere in this report and our discussion of significant risks to the company’s business under Part I, Item 1A. Risk Factors of this report.

OVERVIEW

We reported revenues of $2.73 billion for 2022, an increase of $172 million, or 7 percent, compared with $2.56 billion for 2021. Profit was $535 million for 2022, an increase of $30 million, or 6 percent, compared with $505 million for 2021.

The increase in revenues was primarily due to a $151 million favorable impact from higher average financing rates and a $55 million favorable impact from returned or repossessed equipment, partially offset by a $38 million unfavorable impact from lower average earning assets.

Profit before income taxes was $731 million for 2022, an increase of $36 million, or 5 percent, compared with $695 million for 2021. The increase was primarily due to a $55 million favorable impact from returned or repossessed equipment, partially offset by a $19 million unfavorable impact from lower average earning assets.

The provision for income taxes reflected an annual tax rate of 26 percent for both 2022 and 2021.

During 2022, retail new business volume was $11.36 billion, a decrease of $1.74 billion, or 13 percent, compared with $13.10 billion for 2021. The decrease was driven by lower volume across all segments with the exception of an increase in Latin America.

At the end of 2022, past dues were 1.89 percent, compared with 1.95 percent at the end of 2021. Write-offs, net of recoveries, were $46 million for 2022, compared with $205 million for 2021. As of December 31, 2022, the allowance for credit losses totaled $346 million, or 1.29 percent of finance receivables, compared with $337 million, or 1.22 percent of finance receivables at December 31, 2021.

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

2022 COMPARED WITH 2021

Consolidated Total Revenues

The chart above graphically illustrates reasons for the change in consolidated total revenues between 2021 (at left) and 2022 (at right). Items favorably impacting total revenues appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting total revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Retail revenue for 2022 was $1.23 billion, an increase of $32 million from 2021. The increase was due to a $62 million favorable impact from higher interest rates on retail finance receivables, partially offset by a $30 million unfavorable impact from lower average earning assets. For the year ended December 31, 2022, retail average earning assets were $22.18 billion, a decrease of $581 million from 2021. The average yield was 5.54 percent for 2022, compared with 5.26 percent in 2021.

Operating lease revenue for 2022 was $888 million, a decrease of $54 million from 2021. The decrease was primarily due to a $66 million unfavorable impact from lower average earning assets, partially offset a $15 million favorable impact from higher rental rates on operating leases.

Wholesale revenue for 2022 was $441 million, an increase of $127 million from 2021. The increase was due to a $110 million favorable impact from higher interest rates on wholesale finance receivables and a $17 million favorable impact from higher average earning assets. For the year ended December 31, 2022, wholesale average earning assets were $4.51 billion, an increase of $232 million from 2021. The average yield was 9.77 percent for 2022, compared with 7.34 percent in 2021.

Other revenue, net items were as follows:

(Millions of dollars)
	2022	2021	Change
Finance receivable and operating lease fees (including late charges)	$58	$56	$2
Net gain (loss) on returned or repossessed equipment	81	26	55
Interest income on Notes receivable from Caterpillar	17	14	3
Miscellaneous other revenue, net	20	13	7
Total Other revenue, net	$176	$109	$67

There was a $47 million unfavorable impact from currency on revenues in 2022. Currency represents the net translation impact resulting from changes in foreign currency exchange rates versus the U.S. dollar and is included in all financial statement line items and each of the items included in the above analysis.

Consolidated Profit Before Income Taxes

(1) Analysis excludes $15 million and $18 million in offsetting revenues and expenses for property taxes on operating leases for 2022 and 2021, respectively.
The chart above graphically illustrates reasons for the change in consolidated profit before income taxes between 2021 (at left) and 2022 (at right). Items favorably impacting profit before income taxes appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting profit before income taxes appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Profit before income taxes was $731 million for 2022, an increase of 36 million, or 5 percent, compared with $695 million for 2021. The increase was primarily due to a $55 million favorable impact from returned or repossessed equipment, partially offset by a $19 million unfavorable impact from lower average earning assets.

There was a $13 million unfavorable impact from currency on profit before income taxes in 2022. Currency represents the net translation impact resulting from changes in foreign currency exchange rates versus the U.S. dollar and is included in all financial statement line items and each of the items included in the above analysis.

Provision for Income Taxes

The provision for income taxes reflected an annual tax rate of 26 percent for both 2022 and 2021.

Finance Receivables and Equipment on Operating Leases

New Business Volume

(Millions of dollars)
	2022	2021	Change
New retail financing	$10,211	$11,867	$(1,656)
New operating lease activity	1,144	1,230	(86)
New wholesale financing	47,749	40,393	7,356
Total	$59,104	$53,490	$5,614

New retail financing decreased due to lower volume across all segments with the exception of an increase in Latin America. New operating lease activity decreased due to lower rentals of Cat equipment. New wholesale financing increased primarily due to higher purchases of trade receivables from Caterpillar.

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

(Millions of dollars)
	2022	2021	Change
Finance receivables, net	$26,441	$27,177	$(736)
Equipment on operating leases, net	2,911	3,123	(212)
Total portfolio	$29,352	$30,300	$(948)

Retail loans, net	$68	$107	$(39)
Operating leases	21	23	(2)
Retail leases, net	23	19	4
Total off-balance sheet managed assets	$112	$149	$(37)

Total managed portfolio	$29,464	$30,449	$(985)

Total Portfolio Metrics
At the end of 2022, past dues were 1.89 percent, compared with 1.95 percent at the end of 2021. Total non-performing finance receivables, which represent finance receivables currently on non-accrual status, were $234 million and $288 million at December 31, 2022 and 2021, respectively. Total non-performing finance receivables as a percentage of our finance receivables were 0.87 percent and 1.05 percent at December 31, 2022 and 2021, respectively.

Our allowance for credit losses as of December 31, 2022 was $346 million, or 1.29 percent of finance receivables, compared with $337 million, or 1.22 percent, as of December 31, 2021. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and economic forecasts. We believe our allowance is sufficient to provide for losses over the remaining life of our finance receivable portfolio as of December 31, 2022.

FOURTH QUARTER 2022 COMPARED WITH FOURTH QUARTER 2021

CONSOLIDATED STATEMENTS OF PROFIT (UNAUDITED)
(Dollars in Millions)

	Three Months Ended December 31,
	2022	2021
Revenues:
Retail finance	$326	$294
Operating lease	217	231
Wholesale finance	141	77
Other, net	40	41
Total revenues	724	643

Expenses:
Interest	189	104
Depreciation on equipment leased to others	174	185
General, operating and administrative	134	146
Provision for credit losses	47	10
Other	4	12
Total expenses	548	457

Other income (expense)	(25)	(7)

Profit before income taxes	151	179

Provision for income taxes	32	54

Profit of consolidated companies	119	125

Less: Profit attributable to noncontrolling interests	1	3

Profit attributable to Caterpillar Financial Services Corporation	$118	$122

Consolidated Total Revenues

The chart above graphically illustrates reasons for the change in consolidated total revenues between fourth quarter 2021 (at left) and fourth quarter 2022 (at right). Items favorably impacting total revenues appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting total revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Retail revenue for the fourth quarter of 2022 was $326 million, an increase of $32 million from the same period in 2021. The increase was mostly due to a $43 million favorable impact from higher interest rates on retail finance receivables, partially offset by an $11 million unfavorable impact from lower average earning assets. For the quarter ended December 31, 2022, retail average earning assets were $21.71 billion, a decrease of $918 million from the same period in 2021. The annualized average yield was 6.00 percent for the fourth quarter of 2022, compared with 5.19 percent for the fourth quarter of 2021.

Operating lease revenue for the fourth quarter of 2022 was $217 million, a decrease of $14 million from the same period in 2021. The decrease was due to a $17 million unfavorable impact from lower average earning assets, partially offset by a $3 million favorable impact from higher rental rates on operating leases.

Wholesale revenue for the fourth quarter of 2022 was $141 million, an increase of $64 million from the same period in 2021. The increase was due to a $59 million favorable impact from higher interest rates on wholesale finance receivables and a $5 million favorable impact from higher average earning assets. For the quarter ended December 31, 2022, wholesale average earning assets were $4.67 billion, an increase of $311 million from the same period in 2021. The annualized average yield was 12.08 percent for the fourth quarter of 2022, compared with 7.10 percent for the fourth quarter of 2021.

Other revenue, net items were as follows:

(Millions of dollars)	Three Months Ended December 31,
	2022	2021	Change
Finance receivable and operating lease fees (including late charges)	$14	$14	$—
Net gain (loss) on returned or repossessed equipment	14	18	(4)
Interest income on Notes receivable from Caterpillar	4	4	—
Miscellaneous other revenue, net	8	5	3
Total Other revenue, net	$40	$41	$(1)

There was an $18 million unfavorable impact from currency on revenues in the fourth quarter of 2022. Currency represents the net translation impact resulting from changes in foreign currency exchange rates versus the U.S. dollar and is included in all financial statement line items and each of the items included in the above analysis.

Consolidated Profit Before Income Taxes

(1) Analysis excludes $4 million in offsetting revenues and expenses for property taxes on operating leases for both the fourth quarter of 2022 and 2021, respectively.
The chart above graphically illustrates reasons for the change in consolidated profit before income taxes between fourth quarter 2021 (at left) and fourth quarter 2022 (at right). Items favorably impacting profit before income taxes appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting profit before income taxes appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Fourth-quarter 2022 profit before income taxes was $151 million, a decrease of $28 million, or 16 percent, compared with $179 million in the fourth quarter of 2021. The decrease was mainly due to a $37 million unfavorable impact from a higher provision for credit losses, partially offset by a $12 million favorable impact from a decrease in general, operating and administrative expenses.

There was a $4 million unfavorable impact from currency on profit before income taxes in the fourth quarter of 2022. Currency represents the net translation impact resulting from changes in foreign currency exchange rates versus the U.S. dollar and is included in all financial statement line items and each of the items included in the above analysis.

2021 COMPARED WITH 2020

For discussions related to the consolidated total revenues and consolidated profit before income taxes between 2021 and 2020, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the United States Securities and Exchange Commission on February 16, 2022.

CAPITAL RESOURCES AND LIQUIDITY

Maintaining and managing adequate capital and liquidity resources includes management of funding sources and their utilization based on current, future and contingent needs. Throughout 2022, we experienced favorable liquidity conditions. We ended 2022 with $868 million of cash, an increase of $258 million from year-end 2021. Our cash balances are held in numerous locations throughout the world with approximately $716 million held by our non-U.S. subsidiaries, including $158 million in Russia which is currently subject to local government restrictions that substantially limit transfer outside of the country. We expect to meet our U.S. funding needs without repatriating undistributed profits that are indefinitely reinvested outside the U.S.

BORROWINGS

Borrowings consist primarily of medium-term notes and commercial paper, the combination of which is used to manage interest rate risk and funding requirements. (Please refer to Notes 5, 6 and 7 of Notes to Consolidated Financial Statements for additional discussion.)

We receive debt ratings from the major credit rating agencies. Moody’s, Fitch and S&P maintain a “mid-A” debt rating. A downgrade of our credit ratings by any of the major credit rating agencies could result in increased borrowing costs and could make access to certain credit markets more difficult. In the event economic conditions deteriorate such that access to debt markets becomes unavailable, we would rely on cash flows from our existing portfolio, existing cash balances, access to our committed credit facilities and other credit line facilities, and potential borrowings from Caterpillar. In addition, Caterpillar maintains a support agreement with us, which requires Caterpillar to remain our sole owner and may, under certain circumstances, require Caterpillar to make payments to us should we fail to maintain certain financial ratios.

Total borrowings outstanding as of December 31, 2022 were $27.40 billion, a decrease of $616 million from December 31, 2021. Outstanding borrowings as of December 31 were as follows:

(Millions of dollars)	2022	2021
Medium-term notes, net	$20,672	$22,246
Commercial paper, net of unamortized discount	5,455	4,896
Bank borrowings and other – long-term	746	348
Bank borrowings and other – short-term	234	213
Variable denomination floating rate demand notes	265	286
Notes payable to Caterpillar	23	22
Total outstanding borrowings	$27,395	$28,011

Medium-term notes
We issue medium-term unsecured notes through securities dealers or underwriters in the U.S., Europe, and other international capital markets. These notes are offered in several currencies and with a variety of maturities. These notes are senior unsecured obligations of the Company. Medium-term notes issued totaled $6.01 billion and redeemed totaled $7.46 billion for the year ended December 31, 2022. Medium-term notes, net outstanding as of December 31, 2022 mature as follows:

(Millions of dollars)
2023	$4,731
2024	7,248
2025	4,408
2026	2,452
2027	1,945
Thereafter	—
Fair value adjustments	(112)
Total	$20,672

Medium-term notes of $900 million maturing in the first quarter of 2023 were excluded from Current maturities of long-term debt in the Consolidated Statements of Financial Position as of December 31, 2022 due to a $900 million issuance of medium-term notes on January 6, 2023 which mature in 2026. The preceding maturity table reflects the reclassification of $900 million from maturities in 2023 to 2026.

Commercial paper
We issue unsecured commercial paper in the U.S., Europe, and other international capital markets. These short-term promissory notes are issued on a discounted basis and are payable at maturity. As of December 31, 2022, there was $5.46 billion outstanding in commercial paper.

Revolving credit facilities
As of December 31, 2022, we had three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and us for general liquidity purposes. Based on management’s allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of December 31, 2022 was $7.75 billion. Information on our Credit Facility is as follows:

•The 364-day facility of $3.15 billion (of which $2.33 billion is available to us) expires in August 2023.
•The three-year facility, as amended and restated in September 2022, of $2.73 billion (of which $2.01 billion is available to us) expires in August 2025.
•The five-year facility, as amended and restated in September 2022, of $4.62 billion (of which $3.41 billion is available to us) expires in September 2027.

At December 31, 2022, Caterpillar’s consolidated net worth was $15.93 billion, which was above the $9.00 billion required under the Credit Facility. The consolidated net worth is defined in the Credit Facility as the consolidated shareholders’ equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).

At December 31, 2022, our covenant interest coverage ratio was 2.36 to 1. This was above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense, calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at December 31, 2022, our six-month covenant leverage ratio was 7.05 to 1 and our year-end covenant leverage ratio was 7.21 to 1. This was below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event that either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants. Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At December 31, 2022, there were no borrowings under the Credit Facility.

Bank borrowings
Available credit lines with banks as of December 31, 2022 totaled $3.49 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements. We may guarantee subsidiary borrowings under these lines. As of December 31, 2022, we had $979 million outstanding against these credit lines and were in compliance with all debt covenants under these credit lines.

Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction. We do not hold reserves to fund the payment of the demand notes. The notes are offered on a continuous basis. As of December 31, 2022, there were $265 million of variable denomination floating rate demand notes outstanding. The maximum amount of variable denomination floating rate demand notes that we may have outstanding at any time may not exceed $1.25 billion.

Notes receivable from/payable to Caterpillar
Under our variable amount and term lending agreements and other notes receivable with Caterpillar, we may borrow up to $2.38 billion from Caterpillar and Caterpillar may borrow up to $1.75 billion from us. The variable amount lending agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice. The term lending agreements have remaining maturities ranging up to ten years. We had notes payable of $23 million and notes receivable of $482 million outstanding under these agreements as of December 31, 2022.

OFF-BALANCE SHEET ARRANGEMENTS

We are a party to certain off-balance sheet arrangements, primarily in the form of guarantees. Please refer to Note 10 of Notes to Consolidated Financial Statements for further information.

Managed assets
Certain finance receivables and equipment on operating leases are sold by us to third parties with limited or no recourse in order to mitigate our concentration of credit risk with certain customers. In 2022, we received $63 million of cash proceeds from the sale of such assets. We typically maintain servicing responsibilities for these assets.

MATERIAL CASH REQUIREMENTS FROM CONTRACTUAL OBLIGATIONS

We believe our balances of cash and cash equivalents of $868 million as of December 31, 2022, along with cash generated by ongoing operations and continued access to debt markets, will be sufficient to satisfy our cash requirements over the next 12 months and beyond.

We have committed cash outflow related to short-term borrowings and long-term debt. See Notes 6 and 7, respectively, of Notes to Consolidated Financial Statements.

We also have contractual obligations to suppliers and service providers primarily for software user licenses, extended technical support and data processing services. These obligations total $28 million, with $15 million due in the next 12 months.

CASH FLOWS

Operating cash flow was $1.26 billion in 2022, compared with $1.19 billion in 2021. Net cash used for investing activities was $172 million in 2022, compared with $1.26 billion in 2021. The change was primarily due to portfolio related activity and lower proceeds from disposals of equipment. Net cash used for financing activities was $764 million in 2022, compared with net cash provided of $257 million in 2021. The change was primarily due to lower portfolio funding requirements related to Caterpillar purchased receivables.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles ("U.S. GAAP" or "GAAP") requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. Changes in these estimates and assumptions could have a significant effect on the financial statements. Our critical accounting estimates, which require management assumptions and complex judgments, are summarized below.

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

Upon termination of the lease, the equipment is either purchased by the lessee or sold to a third-party, in which case we may record a gain or a loss for the difference between the estimated residual value and the sale proceeds.

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

At December 31, 2022, the aggregate residual value of equipment on operating leases was $1.71 billion. Without consideration of other factors such as third-party residual guarantees or contractual customer purchase options, a 10 percent non-temporary decrease in the market value of our equipment subject to operating leases would reduce residual value estimates and result in the recognition of approximately $80 million of additional annual depreciation expense.

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

We measure the allowance for credit losses on a collective (pool) basis when similar risk characteristics exist and on an individual basis when we determine that similar risk characteristics do not exist. We identify finance receivables for individual evaluation based on past due status and information available about the customer, such as financial statements, news reports and published credit ratings, as well as general information regarding industry trends and the economic environment in which our customers operate. The allowance for credit losses attributable to finance receivables that are individually evaluated is based on the present value of expected future cash flows discounted at the receivables’ effective interest rate, the fair value of the collateral for collateral-dependent receivables or the observable market price of the receivable. In determining collateral value, we estimate the current fair market value of the collateral less selling costs. We also consider credit enhancements such as additional collateral and contractual third-party guarantees.

While management believes it has exercised prudent judgment and applied reasonable assumptions, there can be no assurance that in the future, changes in economic conditions or other factors would not cause changes in the financial health of our customers. If the financial health of our customers deteriorates, the timing and level of payments received could be impacted and therefore, could result in a change to our estimated losses. Holding other variables constant, a 10 percent increase in estimated loss given default would result in an $18 million increase to the allowance for credit losses related to our customer finance receivables as of December 31, 2022. Holding other variables constant, a 10 percent increase in estimated probabilities of default would result in a $17 million increase to the allowance for credit losses related to our customer finance receivables as of December 31, 2022.

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

Additional information related to income taxes is included in Note 11 in Notes to Consolidated Financial Statements.

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

Interest rate risk
Interest rate movements create a degree of risk by affecting the amount of interest receipts and payments on our finance receivables and debt portfolios. Our practice is to use interest rate contracts to manage our exposure to interest rate changes.

We have a match-funding policy that addresses interest rate risk by aligning the interest rate profile (fixed or floating rate and duration) of our debt portfolio with the interest rate profile of our finance receivables portfolio within predetermined ranges on an ongoing basis. In connection with that policy, we use interest rate derivative instruments to modify the debt structure to match assets within the finance receivables portfolio. This matched funding reduces the volatility of margins between interest-bearing assets and interest-bearing liabilities, regardless of which direction interest rates move.

In order to properly manage sensitivity to changes in interest rates, we measure the potential impact of different interest rate assumptions on pre-tax earnings. All on-balance sheet positions, including derivative financial instruments, are included in the analysis. The primary assumptions included in the analysis are that there are no new fixed rate assets or liabilities, the proportion of fixed rate debt to fixed rate assets remains unchanged and the level of floating rate assets and debt remain constant. We estimate a 100 basis point immediate and sustained adverse change in interest rates to have a $12 million adverse impact on 2022 pre-tax earnings based on these assumptions and the balance sheet analysis as of December 31, 2022. Last year, similar assumptions and calculations yielded a potential $8 million adverse impact to 2021 pre-tax earnings.

This analysis does not necessarily represent our current outlook of future market interest rate movement, nor does it consider any actions management could undertake in response to changes in interest rates. Accordingly, no assurance can be given that actual results would be consistent with the results of our estimate.

Foreign currency exchange rate risk
We have balance sheet positions and expected future transactions denominated in foreign currencies, thereby creating exposure to movements in exchange rates. In managing foreign currency risk, our objective is to minimize earnings volatility resulting from conversion and the remeasurement of net foreign currency balance sheet positions and future transactions denominated in foreign currencies. Our policy allows the use of foreign currency forward, option and cross currency contracts to offset the risk of currency mismatch between our assets and liabilities and exchange rate risk associated with future transactions denominated in foreign currencies. As a result of this policy, the potential loss in fair value from such financial instruments from a 10 percent adverse change in the value of the U.S. dollar relative to all other currencies would be largely offset by changes in the values of the underlying hedged exposures. Neither our policy nor the effect of a 10 percent change in the value of the U.S. dollar has changed from that reported at the end of last year.

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

Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of the company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this annual report. Based on that evaluation, the CEO and CFO concluded that the company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessment, we concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting
During the last fiscal quarter, there has been no significant change in the company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B.	Other Information.

Disclosures Required Pursuant to Section 13(r) of the Securities Exchange Act of 1934

During the three months ended March 31, 2022, Caterpillar Eurasia LLC, one of our affiliates, engaged in limited transactions or dealings with the Federal Security Service of Russia (the “FSB”). Specifically, Caterpillar Eurasia LLC, from time to time, directly or indirectly, makes required submissions to and receives regulatory authorizations from the FSB related to the importation of software used in the on-board telematics and control systems of Caterpillar machines that are imported into Russia. Caterpillar Eurasia LLC did not generate any net revenue or net profits from such approval activity and does not make any sales to or have other dealings with the FSB. Caterpillar Eurasia LLC plans to continue these activities as long as it remains lawful to do so.

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

Fees for professional services provided by our independent auditor included the following:

(Millions of dollars)	2022	2021
Audit fees(1)	$7.0	$7.4
Audit-related fees(2)	—	—
Tax fees(3)	0.1	0.1
Total	$7.1	$7.5

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

10.1
Amended and Restated Tax Sharing Agreement, dated as of May 31, 2018, between the Company and Caterpillar (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2018)

10.2
Credit Agreement (2022 364-Day Facility), dated as of September 1, 2022, by and among Caterpillar Inc., the Company, Caterpillar International Finance Designated Activity Company and Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein, Citibank, N.A., as agent, Citibank Europe plc, UK Branch, as Local Currency Agent, and MUFG Bank, Ltd. as Japan Local Currency Agent (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 6, 2022)

10.3
Local Currency Addendum to the Credit Agreement (2022 364-Day Facility), dated as of September 1, 2022, among the Company, Caterpillar International Finance Designated Activity Company, the Local Currency Banks named therein, Citibank, N.A., as Agent and Citibank Europe plc, UK Branch, as Local Currency Agent (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed September 6, 2022)

10.4
Japan Local Currency Addendum to the Credit Agreement (2022 364-Day Facility), dated as of September 1, 2022, among the Company, Caterpillar Finance Kabushiki Kaisha, the Japan Local Currency Banks named therein, Citibank, N.A., as Agent and MUFG Bank, Ltd., as Local Currency Agent (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 6, 2022)

10.5
Third Amended and Restated Credit Agreement (Three-Year Facility), dated as of September 1, 2022, by and among the Company, Caterpillar Inc., Caterpillar International Finance Designated Activity Company and Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank Europe plc, UK Branch, as Local Currency Agent, and MUFG Bank, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 6, 2022)

10.6
Local Currency Addendum to the Third Amended and Restated Credit Agreement (Three-Year Facility), dated as of September 1, 2022, among the Company, Caterpillar International Finance Designated Activity Company, the Local Currency Banks named therein, Citibank, N.A., as Agent and Citibank Europe plc, UK Branch, as Local Currency Agent (incorporated by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 6, 2022)

10.7
Japan Local Currency Addendum to the Third Amended and Restated Credit Agreement (Three-Year Facility), dated as of September 1, 2022, among the Company, Caterpillar Finance Kabushiki Kaisha, the Japan Local Currency Banks named therein, Citibank, N.A., as Agent and MUFG Bank, Ltd., as Local Currency Agent (incorporated by reference from Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 6, 2022)

10.8
Third Amended and Restated Credit Agreement (Five-Year Facility), dated as of September 1, 2022, by and among the Company, Caterpillar Inc., Caterpillar International Finance Designated Activity Company and Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank Europe plc, UK Branch, as Local Currency Agent, and MUFG Bank, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 10.7 to the Company’s Current Report on Form 8-K filed September 6, 2022)

10.9
Local Currency Addendum to the Third Amended and Restated Credit Agreement (Five-Year Facility), dated as of September 1, 2022, among the Company, Caterpillar International Finance Designated Activity Company, the Local Currency Banks named therein, Citibank, N.A., as Agent and Citibank Europe plc, UK Branch, as Local Currency Agent (incorporated by reference from Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on January 6, 2022)

10.10
Japan Local Currency Addendum to the Third Amended and Restated Credit Agreement (Five-Year Facility), dated as of September 1, 2022, among the Company, Caterpillar Finance Kabushiki Kaisha, the Japan Local Currency Banks named therein, Citibank, N.A., as Agent and MUFG Bank, Ltd., as Local Currency Agent (incorporated by reference from Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on September 6, 2022)

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

Caterpillar Financial Services Corporation

February 15, 2023	/s/ James M, Rooney
James M. Rooney, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 15, 2023	/s/ David T. Walton	President, Director and Chief Executive Officer
David T. Walton

February 15, 2023	/s/ Andrew R.J. Bonfield	Director
Andrew R.J. Bonfield

February 15, 2023	/s/ Kristen R. Covey	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Kristen R. Covey

February 15, 2023	/s/ Sumeet Puri	Controller (Principal Accounting Officer)
Sumeet Puri

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of Caterpillar Financial Services Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial position of Caterpillar Financial Services Corporation and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of profit, comprehensive income, changes in shareholder’s equity and cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As disclosed in the consolidated statements of changes in shareholder's equity, the Company changed the manner in which it accounts for credit losses in 2020.

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

Customer Finance Receivables Allowance for Credit Losses

As described in Notes 1 and 2 to the consolidated financial statements, as of December 31, 2022, the collectively evaluated customer finance receivables allowance for credit losses makes up a significant portion of total customer finance receivable allowance for credit losses of $277 million. As disclosed by management, the allowance for credit losses is management’s estimate of expected credit losses over the life of the customer finance receivables portfolio measured on a collective (pool) basis calculated using loss forecast models utilizing probabilities of default and management’s estimated loss given default based on past loss experience adjusted for current economic conditions and reasonable and supportable forecasts and scenarios capturing country and industry-specific economic factors.

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
February 15, 2023

We have served as the Company’s auditor since 1984.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF PROFIT
For the Years Ended December 31,
(Dollars in Millions)

	2022	2021	2020
Revenues:
Retail finance	$1,229	$1,197	$1,249
Operating lease	888	942	965
Wholesale finance	441	314	336
Other, net	176	109	—
Total revenues	2,734	2,562	2,550

Expenses:
Interest	566	455	591
Depreciation on equipment leased to others	718	755	758
General, operating and administrative	531	528	433
Provision for credit losses	81	70	266
Other	24	36	43
Total expenses	1,920	1,844	2,091

Other income (expense)	(83)	(23)	(25)

Profit before income taxes	731	695	434

Provision for income taxes	189	178	126

Profit of consolidated companies	542	517	308

Less: Profit attributable to noncontrolling interests	7	12	15

Profit attributable to Caterpillar Financial Services Corporation	$535	$505	$293

See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31,
(Dollars in Millions)

	2022	2021	2020

Profit of consolidated companies	$542	$517	$308

Other comprehensive income (loss), net of tax (Note 9):
Foreign currency translation	(318)	(209)	236
Derivative financial instruments	33	32	24
Total Other comprehensive income (loss), net of tax	(285)	(177)	260

Comprehensive income (loss)	257	340	568

Less: Comprehensive income (loss) attributable to noncontrolling interests	(5)	14	25

Comprehensive income (loss) attributable to Caterpillar Financial Services Corporation	$262	$326	$543

See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
At December 31,
(Dollars in Millions, except share data)

	2022	2021
Assets:
Cash and cash equivalents	$868	$610
Finance receivables, net of Allowance for credit losses of $346 and $337	26,441	27,177
Notes receivable from Caterpillar	482	389
Equipment on operating leases, net	2,911	3,123
Other assets	1,255	1,088
Total assets	$31,957	$32,387

Liabilities and shareholder’s equity:
Payable to dealers and others	$163	$163
Payable to Caterpillar – borrowings and other	124	95
Accrued expenses	380	233
Short-term borrowings	5,954	5,395
Current maturities of long-term debt	5,202	6,307
Long-term debt	16,216	16,287
Other liabilities	955	926
Total liabilities	28,994	29,406

Commitments and contingent liabilities (Note 10)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid-in amount)	745	745
Additional paid-in capital	2	2
Retained earnings	3,057	2,797
Accumulated other comprehensive income (loss)	(1,047)	(774)
Noncontrolling interests	206	211
Total shareholder’s equity	2,963	2,981

Total liabilities and shareholder’s equity	$31,957	$32,387

 See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
For the Years Ended December 31,
(Dollars in Millions)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance at December 31, 2019	$745	$2	$3,162	$(845)	$172	$3,236
Profit of consolidated companies			293		15	308
Dividend paid to Caterpillar			(300)			(300)
Foreign currency translation, net of tax				226	10	236
Derivative financial instruments, net of tax				24		24
Adjustment to adopt new accounting guidance(1)			(13)			(13)
Balance at December 31, 2020	$745	$2	$3,142	$(595)	$197	$3,491
Profit of consolidated companies			505		12	517
Dividend paid to Caterpillar			(850)			(850)
Foreign currency translation, net of tax				(211)	2	(209)
Derivative financial instruments, net of tax				32		32
Balance at December 31, 2021	$745	$2	$2,797	$(774)	$211	$2,981
Profit of consolidated companies			535		7	542
Dividend paid to Caterpillar			(275)			(275)
Foreign currency translation, net of tax				(306)	(12)	(318)
Derivative financial instruments, net of tax				33		33
Balance at December 31, 2022	$745	$2	$3,057	$(1,047)	$206	$2,963

(1) Adjustment to adopt new accounting guidance related to credit losses.

See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
 (Dollars in Millions)

	2022	2021	2020
Cash flows from operating activities:
Profit of consolidated companies	$542	$517	$308
Adjustments for non-cash items:
Depreciation and amortization	732	770	772
Accretion of Caterpillar purchased receivable revenue	(417)	(301)	(308)
Provision for credit losses	81	70	266
Other, net	130	90	147
Changes in assets and liabilities:
Other assets	148	59	39
Payable to dealers and others	38	32	34
Accrued expenses	20	(86)	(83)
Other payables with Caterpillar	27	8	(13)
Other liabilities	(46)	30	(14)
Net cash provided by operating activities	1,255	1,189	1,148
Cash flows from investing activities:
Expenditures for equipment on operating leases	(1,121)	(1,202)	(1,086)
Capital expenditures - excluding equipment on operating leases	(18)	(14)	(14)
Proceeds from disposals of equipment	756	1,041	633
Additions to finance receivables	(14,217)	(13,836)	(13,525)
Collections of finance receivables	14,061	13,342	14,084
Net changes in Caterpillar purchased receivables	492	(609)	1,043
Proceeds from sales of receivables	57	51	42
Net change in variable lending to Caterpillar	(2)	13	(12)
Additions to other notes receivable from Caterpillar	(139)	(115)	(75)
Collections of other notes receivable from Caterpillar	46	69	27
Settlements of undesignated derivatives	(87)	(3)	(56)
Other, net	—	1	1
Net cash provided by (used for) investing activities	(172)	(1,262)	1,062
Cash flows from financing activities:
Net change in variable lending from Caterpillar	—	(1,000)	403
Proceeds from debt issued (original maturities greater than three months)	6,674	6,495	8,440
Payments on debt issued (original maturities greater than three months)	(7,703)	(7,877)	(8,211)
Short-term borrowings, net (original maturities three months or less)	540	3,489	(2,809)
Dividend paid to Caterpillar	(275)	(850)	(300)
Net cash provided by (used for) financing activities	(764)	257	(2,477)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(63)	5	(3)
Increase (decrease) in cash, cash equivalents and restricted cash	256	189	(270)
Cash, cash equivalents and restricted cash at beginning of year (1)	614	425	695
Cash, cash equivalents and restricted cash at end of year (1)	$870	$614	$425

Cash paid for interest	$544	$472	$613
Cash paid for taxes, net	$254	$143	$108
All short-term investments, which consist primarily of highly liquid investments with original maturities of three months or less, are considered to be cash equivalents.
(1) As of December 31, 2022, 2021 and 2020 restricted cash, which is included in Other assets in the Consolidated Statements of Financial Position, was $2 million, $4 million and $14 million, respectively. Restricted cash primarily includes cash related to syndication activities.

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

We provide retail and wholesale financing alternatives to customers and dealers around the world for Caterpillar products and services, as well as financing for vehicles and power generation facilities that, in most cases, incorporate Caterpillar products. Retail financing is primarily comprised of installment sale contracts and other equipment-related loans, working capital loans, finance leases and operating leases. Wholesale financing to Caterpillar dealers consists primarily of inventory and rental fleet financing. In addition, we purchase short-term wholesale trade receivables from Caterpillar. The various financing plans offered by Cat Financial are designed to support sales of Caterpillar products and generate financing income for Cat Financial. We conduct a significant portion of our activities in North America with additional offices and subsidiaries in Latin America, Asia/Pacific, Europe and Africa.

B. Basis of Presentation

The accompanying consolidated financial statements include the accounts of Cat Financial and consolidated variable interest entities (VIEs) in which Cat Financial is the primary beneficiary. We consolidate all VIEs where we are the primary beneficiary. For VIEs, we assess whether we are the primary beneficiary as prescribed by the accounting guidance on the consolidation of VIEs. Please refer to Note 10 for more information.

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

D. Revenue Recognition

We record finance revenue over the life of the related finance receivables using the interest method, including the accretion of purchased receivables discount and related fee revenue, upfront fees and certain direct origination costs that are deferred. We recognize revenue from rental payments received on operating leases on a straight-line basis over the term of the lease.

We suspend recognition of finance revenue and operating lease revenue and place the account on non-accrual status when management determines that collection of future income is not probable (generally after 120 days past due). We resume recognition of revenue and recognize previously suspended income when we consider collection of remaining amounts to be probable. We write off interest earned but uncollected prior to the receivables being placed on non-accrual status through Provision for credit losses when, in the judgment of management, we consider it to be uncollectible.

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

E. Equipment on Operating Leases

We typically pay property taxes on operating leases directly to the taxing authorities and invoice the lessee for reimbursement. These property tax reimbursements are accounted for as variable lease payments and are included in Operating lease revenues in the Consolidated Statements of Profit. We individually assess our operating lease receivables for impairment. If collectability of a recorded operating lease receivable is not considered probable, we recognize a current-period adjustment against operating lease revenue.

F. Depreciation

We recognize depreciation for equipment on operating leases using the straight-line method over the lease term, typically one to seven years. The depreciable basis is the original cost of the equipment less the estimated residual value of the equipment at the end of the lease term.

G. Residual Values

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

H. Derivative Financial Instruments

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

I. Allowance for Credit Losses

The allowance for credit losses is management’s estimate of expected losses over the life of our finance receivables portfolio calculated using loss forecast models that take into consideration historical credit loss experience, current economic conditions and forecasts and scenarios that capture country and industry-specific economic factors. In addition, we consider qualitative factors not able to be fully captured in our loss forecast models, including borrower-specific and company-specific factors. These qualitative factors are subjective and require a degree of management judgment.

We measure the allowance for credit losses on a collective (pool) basis when similar risk characteristics exist and on an individual basis when we determine that similar risk characteristics do not exist. We identify finance receivables for individual evaluation based on past-due status and information available about the customer, such as financial statements, news reports and published credit ratings, as well as general information regarding industry trends and the economic environment in which our customers operate. The allowance for credit losses attributable to finance receivables that are individually evaluated is based on the present value of expected future cash flows discounted at the receivables’ effective interest rate, the fair value of the collateral for collateral-dependent receivables or the observable market price of the receivables. In determining collateral value, we estimate the current fair market value of the collateral less selling costs. We also consider credit enhancements such as additional collateral and contractual third-party guarantees. See Note 2 for a description of our portfolio segments and allowance methodologies.

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

J. Income Taxes

We determine the provision for income taxes using the asset and liability approach taking into account guidance related to uncertain tax positions. Tax laws require items to be included in tax filings at different times than the items are reflected in the financial statements. We recognize a current liability for the estimated taxes payable for the current year. Deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. We adjust deferred taxes for enacted changes in tax rates and tax laws. We record valuation allowances to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. See Note 11 for further discussion.

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

K. Foreign Currency Translation

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

L. Estimates in Financial Statements

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts. Significant estimates include residual values for leased assets, allowance for credit losses and income taxes. Actual results may differ from these estimates.

M. New Accounting Pronouncements

Adoption of New Accounting Standards

We consider the applicability and impact of all Accounting Standards Updates (ASUs). We adopted the following ASU effective January 1, 2022, which did not have a material impact on our financial statements:

ASU	Description
2021-05	Lessor – Variable lease payments

Accounting Standards Issued But Not Yet Adopted

Credit Losses (ASU 2022-02) – In March 2022, the Financial Accounting Standards Board issued ASU No. 2022-02 related to Troubled Debt Restructurings (TDRs) by Creditors and Vintage Disclosures for Gross Write-offs. The ASU eliminates accounting guidance for TDRs, enhances disclosures for certain receivable modifications related to borrowers experiencing financial difficulty, and requires disclosure of current period gross write-offs by year of origination. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. We do not expect the adoption to have a material impact on our financial statements.

We consider the applicability and impact of all ASUs. We assessed ASUs not listed above and determined that they either were not applicable or were not expected to have a material impact on our financial statements.

NOTE 2 – FINANCE RECEIVABLES
A summary of finance receivables included in the Consolidated Statements of Financial Position as of December 31, was as follows:

(Millions of dollars)	2022	2021
Retail loans, net(1)	$14,973	$14,817
Retail leases, net	6,965	7,818
Caterpillar purchased receivables, net	4,297	4,462
Wholesale loans, net(1)	545	406
Wholesale leases, net	7	11
Total finance receivables	26,787	27,514
Less: Allowance for credit losses	(346)	(337)
Total finance receivables, net	$26,441	$27,177

(1) Includes failed sale leasebacks.

Maturities of our finance receivables, as of December 31, 2022, reflect contractual repayments due from borrowers and were as follows:

(Millions of dollars)
Amounts due in	Retail loans	Retail leases	Caterpillar purchased receivables	Wholesale loans	Wholesale leases	Total
2023	$6,521	$2,865	$4,334	$343	$3	$14,066
2024	3,864	1,818	—	74	1	5,757
2025	2,733	1,027	—	56	1	3,817
2026	1,518	547	—	18	—	2,083
2027	545	176	—	2	—	723
Thereafter	117	40	—	1	—	158
Total	15,298	6,473	4,334	494	5	26,604
Guaranteed residual value(1)	12	399	—	57	1	469
Unguaranteed residual value(1)	2	665	—	2	2	671
Unearned income	(339)	(572)	(37)	(8)	(1)	(957)
Total	$14,973	$6,965	$4,297	$545	$7	$26,787

(1) For Retail loans and Wholesale loans, represents residual value on failed sale leasebacks.

Our finance receivables generally may be repaid or refinanced without penalty prior to contractual maturity and we also sell finance receivables to third parties to mitigate the concentration of credit risk with certain customers.

Finance leases
Revenues from finance leases were $429 million, $481 million and $491 million for the years ended December 31, 2022, 2021, and 2020 respectively, and are included in retail and wholesale finance revenue in the Consolidated Statements of Profit. The residual values for finance leases are included in Finance receivables, net in the Consolidated Statements of Financial Position. Residual value adjustments are recognized through a reduction of finance revenue over the remaining lease term.

Allowance for credit losses

Portfolio segments
A portfolio segment is the level at which we develop a systematic methodology for determining our allowance for credit losses. Our portfolio segments and related methods for estimating expected credit losses are as follows:

Customer
We provide loans and finance leases to end-user customers primarily for the purpose of financing new and used Caterpillar machinery, engines and equipment for commercial use. We also provide financing for vehicles, power generation facilities and marine vessels that, in most cases, incorporate Caterpillar products. The average original term of our customer finance receivable portfolio was approximately 50 months with an average remaining term of approximately 27 months as of December 31, 2022.

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

During the year ended December 31, 2022, our forecasts for the markets in which we operate reflected a continuation of the trend of relatively low unemployment rates and delinquencies. However, high inflation rates and consequent central bank actions are weakening global economic growth. We believe the economic forecasts employed represent reasonable and supportable forecasts, followed by a reversion to long-term trends.

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

In general, our Dealer portfolio segment has not historically experienced large increases or decreases in credit losses based on changes in economic conditions due to our close working relationships with the dealers and their financial strength. Therefore, we made no adjustments to historical loss rates during the year ended December 31, 2022.

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

In general, our Caterpillar Purchased Receivables portfolio segment has not historically experienced large increases or decreases in credit losses based on changes in economic conditions due to the short-term maturities of the receivables, our close working relationships with the dealers and their financial strength. Therefore, we made no adjustments to historical loss rates during the year ended December 31, 2022.

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

An analysis of the allowance for credit losses was as follows:

(Millions of dollars)	December 31, 2022				December 31, 2021
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total	Customer	Dealer	Caterpillar Purchased Receivables	Total
Beginning Balance	$251	$82	$4	$337	$431	$44	$4	$479
Write-offs	(108)	—	—	(108)	(256)	—	—	(256)
Recoveries	62	—	—	62	51	—	—	51
Provision for credit losses(1)	75	(17)	—	58	30	38	—	68
Other	(3)	—	—	(3)	(5)	—	—	(5)
Ending Balance(2)	$277	$65	$4	$346	$251	$82	$4	$337

Finance Receivables	$20,353	$2,137	$4,297	$26,787	$20,842	$2,210	$4,462	$27,514

(1) Excludes provision for credit losses on unfunded commitments and other miscellaneous receivables.
(2) Ending balances as of December 31, 2022 include higher reserves for the Russia and Ukraine portfolios.

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

Customer
The tables below summarize the aging category of our amortized cost of finance receivables in the Customer portfolio segment by origination year.

(Millions of dollars)	December 31, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$3,915	$3,276	$1,525	$653	$206	$34	$240	$9,849
31-60 days past due	25	26	18	12	4	1	4	90
61-90 days past due	9	15	7	3	1	—	3	38
91+ days past due	11	16	12	6	4	3	4	56
EAME
Current	1,270	953	477	280	155	68	—	3,203
31-60 days past due	10	12	7	1	1	—	—	31
61-90 days past due	8	4	3	1	—	—	—	16
91+ days past due	6	25	16	4	1	1	—	53
Asia/Pacific
Current	1,174	805	393	124	37	5	40	2,578
31-60 days past due	10	12	8	1	1	—	—	32
61-90 days past due	2	5	4	2	—	—	—	13
91+ days past due	2	6	6	4	—	—	—	18
Mining
Current	875	627	227	193	94	108	80	2,204
31-60 days past due	—	1	—	—	—	—	—	1
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	1	—	1
Latin America
Current	770	400	150	69	26	20	—	1,435
31-60 days past due	7	8	4	2	—	1	—	22
61-90 days past due	2	5	1	1	—	—	—	9
91+ days past due	2	13	11	2	1	—	—	29
Caterpillar Power Finance
Current	82	87	146	51	18	161	125	670
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	5	—	5
Totals by Aging Category
Current	8,086	6,148	2,918	1,370	536	396	485	19,939
31-60 days past due	52	59	37	16	6	2	4	176
61-90 days past due	21	29	15	7	1	—	3	76
91+ days past due	21	60	45	16	6	10	4	162
Total	$8,180	$6,296	$3,015	$1,409	$549	$408	$496	$20,353

(Millions of dollars)	December 31, 2021
	2021	2020	2019	2018	2017	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$4,792	$2,596	$1,426	$630	$182	$32	$182	$9,840
31-60 days past due	27	32	20	12	4	1	5	101
61-90 days past due	7	8	5	3	1	1	5	30
91+ days past due	9	17	12	13	5	4	5	65
EAME
Current	1,499	836	577	352	140	26	—	3,430
31-60 days past due	5	4	3	1	1	—	—	14
61-90 days past due	3	3	3	1	—	—	—	10
91+ days past due	3	11	2	2	—	2	—	20
Asia/Pacific
Current	1,456	943	420	119	40	3	36	3,017
31-60 days past due	10	14	10	2	—	—	—	36
61-90 days past due	3	7	4	1	—	—	—	15
91+ days past due	2	10	10	3	—	—	—	25
Mining
Current	944	356	332	194	36	161	36	2,059
31-60 days past due	6	—	—	—	—	—	—	6
61-90 days past due	1	—	—	—	4	—	—	5
91+ days past due	—	1	8	9	3	1	—	22
Latin America
Current	617	299	160	70	17	18	—	1,181
31-60 days past due	4	7	3	3	1	—	—	18
61-90 days past due	3	3	1	1	—	—	—	8
91+ days past due	4	9	9	7	7	14	—	50
Caterpillar Power Finance
Current	120	152	119	70	180	104	101	846
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	44	—	44
Totals by Aging Category
Current	9,428	5,182	3,034	1,435	595	344	355	20,373
31-60 days past due	52	57	36	18	6	1	5	175
61-90 days past due	17	21	13	6	5	1	5	68
91+ days past due	18	48	41	34	15	65	5	226
Total	$9,515	$5,308	$3,124	$1,493	$621	$411	$370	$20,842

Finance receivables in the Customer portfolio segment are substantially secured by collateral, primarily in the form of Caterpillar and other equipment. For those contracts where the borrower is experiencing financial difficulty, repayment of the outstanding amounts is generally expected to be provided through the operation or repossession and sale of the equipment.

Dealer
As of December 31, 2022 and 2021, our total amortized cost of finance receivables within the Dealer portfolio segment was current, with the exception of $62 million and $78 million, respectively, that was 91+ days past due in Latin America, all of which was originated in 2017.

Caterpillar Purchased Receivables
The tables below summarize the aging category of our amortized cost of finance receivables in the Caterpillar Purchased Receivables portfolio segment.

(Millions of dollars)
	December 31, 2022
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables
North America	$11	$7	$4	$22	$2,458	$2,480
EAME	1	—	2	3	812	815
Asia/Pacific	6	2	2	10	555	565
Latin America	9	2	14	25	406	431
Caterpillar Power Finance	1	—	—	1	5	6
Total	$28	$11	$22	$61	$4,236	$4,297

(Millions of dollars)
	December 31, 2021
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables
North America	$8	$6	$5	$19	$2,499	$2,518
EAME	1	—	1	2	844	846
Asia/Pacific	—	—	1	1	620	621
Latin America	1	1	—	2	472	474
Caterpillar Power Finance	—	—	—	—	3	3
Total	$10	$7	$7	$24	$4,438	$4,462

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

In our Customer portfolio segment, finance receivables which were on non-accrual status and finance receivables over 90 days past due and still accruing income were as follows:

(Millions of dollars)	December 31, 2022			December 31, 2021
	Amortized Cost			Amortized Cost
	Non-accrual With an Allowance	Non-accrual Without an Allowance	91+ Still Accruing	Non-accrual With an Allowance	Non-accrual Without an Allowance	91+ Still Accruing
North America	$52	$4	$11	$47	$9	$12
EAME	43	—	10	18	1	2
Asia/Pacific	11	—	7	19	—	7
Mining	—	1	—	8	1	14
Latin America	45	—	—	52	4	1
Caterpillar Power Finance	5	11	—	40	11	—
Total	$156	$16	$28	$184	$26	$36

There was $17 million, $12 million and $12 million of interest income recognized during the years ended December 31, 2022, 2021 and 2020, respectively, for customer finance receivables on non-accrual status.

As of December 31, 2022 and 2021, finance receivables in our Dealer portfolio segment on non-accrual status were $62 million and $78 million, respectively, all of which was in Latin America.

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

There were no finance receivables modified as TDRs during the years ended December 31, 2022, 2021 and 2020 for the Dealer or Caterpillar Purchased Receivables portfolio segments. Finance receivables in the Customer portfolio segment modified as TDRs for the years ended December 31, were as follows:

(Dollars in millions)	2022		2021		2020
	Pre-TDR Amortized Cost	Post-TDR Amortized Cost	Pre-TDR Amortized Cost	Post-TDR Amortized Cost	Pre-TDR Amortized Cost	Post-TDR Amortized Cost
North America	$6	$6	$6	$6	$13	$13
EAME	1	1	3	3	—	—
Asia/Pacific	—	—	4	4	12	12
Mining	16	16	11	5	35	35
Latin America	22	22	12	12	45	45
Caterpillar Power Finance	20	19	26	22	115	115
Total	$65	$64	$62	$52	$220	$220

TDRs in the Customer portfolio segment with a payment default (defined as 91+ days past due) which had been modified within twelve months prior to the default date for the years ended December 31, were as follows:

(Dollars in millions)	2022	2021	2020
	Post-TDR Amortized Cost	Post-TDR Amortized Cost	Post-TDR Amortized Cost
North America	$—	$1	$8
EAME	—	—	10
Asia/Pacific	—	6	2
Mining	5	—	10
Latin America	—	15	1
Caterpillar Power Finance	—	7	18
Total	$5	$29	$49

Concentration of Credit Risk
As of December 31, 2022 and 2021, receivables from customers in construction-related industries made up approximately 40 percent of our total portfolio of which customers in North America were approximately 60 percent. No single customer or dealer represented a significant concentration of credit risk. We typically maintain a security interest in retail financed equipment and, in some instances, wholesale financed equipment. We also require physical damage insurance coverage on all financed equipment.

NOTE 3 – EQUIPMENT ON OPERATING LEASES

The carrying amount of Equipment on operating leases, net in the Consolidated Statements of Financial Position as of December 31, was as follows:

(Millions of dollars)
	2022	2021
Equipment on operating leases, at cost	$4,321	$4,589
Less: Accumulated depreciation	(1,410)	(1,466)
Equipment on operating leases, net	$2,911	$3,123

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

The carrying amount of residual assets covered by residual value guarantees and subject to operating leases was $3 million as of December 31, 2022 and 2021.

At December 31, 2022, rental payments to be received for equipment on operating leases were as follows:

(Millions of dollars)
2023	2024	2025	2026	2027	Thereafter	Total
$680	$446	$254	$110	$30	$8	$1,528

NOTE 4 – OTHER ASSETS

The components of Other assets as of December 31, were as follows:

(Millions of dollars)
	2022	2021
Customer and other miscellaneous receivables	$419	$400
Collateral held for resale, at net realizable value	102	168
Deferred and refundable income taxes	148	126
Property and equipment, net	132	133
Other(1)	454	261
Total Other assets	$1,255	$1,088

(1) Includes Derivative financial instruments. See Note 8 for additional information.

NOTE 5 – CREDIT COMMITMENTS

Revolving credit facilities
As of December 31, 2022, we had three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and us for general liquidity purposes. Based on management’s allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of December 31, 2022 was $7.75 billion. Information on our Credit Facility is as follows:

•The 364-day facility of $3.15 billion (of which $2.33 billion is available to us) expires in August 2023.
•The three-year facility, as amended and restated in September 2022, of $2.73 billion (of which $2.01 billion is available to us) expires in August 2025.
•The five-year facility, as amended and restated in September 2022, of $4.62 billion (of which $3.41 billion is available to us) expires in September 2027.

At December 31, 2022, Caterpillar’s consolidated net worth was $15.93 billion, which was above the $9.00 billion required under the Credit Facility. The consolidated net worth is defined in the Credit Facility as the consolidated shareholders’ equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).

At December 31, 2022, our covenant interest coverage ratio was 2.36 to 1. This was above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense, calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at December 31, 2022, our six-month covenant leverage ratio was 7.05 to 1 and our year-end covenant leverage ratio was 7.21 to 1. This was below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event that either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants. Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At December 31, 2022, there were no borrowings under the Credit Facility.

Bank borrowings
Available credit lines with banks as of December 31, 2022 totaled $3.49 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements. We may guarantee subsidiary borrowings under these lines. As of December 31, 2022 and 2021, we had $979 million and $559 million, respectively, outstanding against these credit lines and were in compliance with all debt covenants under these credit lines.

Notes receivable from/payable to Caterpillar
Under our variable amount and term lending agreements and other notes receivable with Caterpillar, we may borrow up to $2.38 billion from Caterpillar and Caterpillar may borrow up to $1.75 billion from us. The variable amount lending agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice. The term lending agreements have remaining maturities ranging up to ten years. We had notes payable of $23 million and notes receivable of $482 million outstanding under these agreements as of December 31, 2022, compared with notes payable of $22 million and notes receivable of $389 million as of December 31, 2021.

NOTE 6 – SHORT-TERM BORROWINGS

Short-term borrowings outstanding as of December 31, were comprised of the following:

(Millions of dollars)
	2022		2021
	Balance	Weighted Avg. Rate	Balance	Weighted Avg. Rate
Commercial paper, net	$5,455	4.2%	$4,896	0.1%
Bank borrowings and other	234	11.4%	213	4.5%
Variable denomination floating rate demand notes	265	3.4%	286	0.2%
Total	$5,954		$5,395

NOTE 7 – LONG-TERM DEBT

During 2022, we issued $6.01 billion of medium-term notes, of which $5.21 billion were at fixed interest rates and $800 million were at floating interest rates linked to SOFR. At December 31, 2022, the outstanding medium-term notes had remaining maturities ranging up to 5 years. Debt issuance costs are capitalized and amortized to Interest expense using the effective yield method over the term of the debt issuance. Medium-term notes, net contain fair value adjustments for debt in a fair value hedge relationship.

Long-term debt outstanding as of December 31, was comprised of the following:

(Millions of dollars)
	2022		2021
	Balance	Weighted Avg. Rate	Balance	Weighted Avg. Rate
Medium-term notes	$20,821	2.2%	$22,283	1.6%
Unamortized discount and debt issuance costs	(37)		(40)
Fair value adjustments	(112)		3
Medium-term notes, net	20,672		22,246
Bank borrowings and other	746	5.3%	348	4.1%
Total	$21,418		$22,594

Maturities of Long-term debt outstanding (excluding fair value adjustments) as of December 31, 2022, in each of the next five years, are as follows:

(Millions of dollars)
2023	$5,202
2024	7,398
2025	4,511
2026	2,469
2027	1,948

Long-term debt outstanding as of December 31, 2022 included $14 million of medium-term notes that could be called by us at some point in the future at par.

Medium-term notes of $900 million maturing in the first quarter of 2023 were excluded from Current maturities of long-term debt in the Consolidated Statements of Financial Position as of December 31, 2022 due to a $900 million issuance of medium-term notes on January 6, 2023 which mature in 2026. The preceding maturity table reflects the reclassification of $900 million from maturities in 2023 to 2026.

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

Interest rate risk
Interest rate movements create a degree of risk by affecting the amount of our interest receipts and payments on our finance receivables and debt portfolios, respectively. Our practice is to use interest rate contracts to manage our exposure to interest rate changes.

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

The location and fair value of derivative instruments reported in the Consolidated Statements of Financial Position were as follows:

(Millions of dollars)
	December 31, 2022		December 31, 2021
	Assets[1]	Liabilities[2]	Assets[1]	Liabilities[2]
Designated derivatives
Foreign exchange contracts	$305	$(44)	$142	$(32)
Interest rate contracts	87	(113)	38	(15)
	$392	$(157)	$180	$(47)
Undesignated derivatives
Foreign exchange contracts	$25	$(42)	$28	$(36)
	$25	$(42)	$28	$(36)

(1) Assets are classified on the Consolidated Statements of Financial Position as Other assets.
(2) Liabilities are classified on the Consolidated Statements of Financial Position as Accrued expenses.

The total notional amount of our derivative instruments was $13.18 billion and $13.85 billion as of December 31, 2022 and 2021, respectively. The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties. We calculate the amounts exchanged by the parties by referencing the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates and interest rates.

Gains (Losses) on derivative instruments are categorized as follows:

(Millions of dollars)
	Fair Value / Undesignated Hedges			Cash Flow Hedges
	Gains (Losses) Recognized[1]			Gains (Losses) Recognized in AOCI			Gains (Losses) Reclassified from AOCI[2]

	Year Ended December 31,
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Foreign exchange contracts	$(111)	$89	$(112)	$310	$190	$(130)	$370	$194	$(132)
Interest rate contracts	(7)	24	15	111	19	(23)	14	(28)	(52)
	$(118)	$113	$(97)	$421	$209	$(153)	$384	$166	$(184)

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

The following amounts were recorded in the Consolidated Statements of Financial Position related to cumulative basis adjustments for fair value hedges:

(Millions of dollars)
	Carry Value of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Value of the Hedged Liabilities
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Current maturities of long-term debt	$—	$755	$—	$5
Long-term debt	2,091	1,304	(112)	(2)
Total	$2,091	$2,059	$(112)	$3

As of December 31, 2022, $39 million of deferred net gains, net of tax, included in equity (AOCI in the Consolidated Statements of Financial Position), related to our cash flow hedges, are expected to be reclassified to earnings over the next twelve months. The actual amount recorded in earnings will vary based on interest rates and exchange rates at the time the hedged transactions impact earnings.

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

Collateral is typically not required of the counterparties or us under the master netting agreements. As of December 31, 2022 and 2021, no cash collateral was received or pledged under the master netting agreements.

The effect of net settlement provisions of the master netting agreements on our derivative balances upon an event of default or a termination event was as follows:

(Millions of dollars)
	December 31, 2022		December 31, 2021
	Assets	Liabilities	Assets	Liabilities
Gross amounts recognized	$417	$(199)	$208	$(83)
Financial instruments not offset	(108)	108	(67)	67
Net amount	$309	$(91)	$141	$(16)

Concentration of Credit Risk
Our exposure to credit loss in the event of nonperformance by the counterparties is limited to only those gains that we have recorded, but for which we have not yet received cash payment. The master netting agreements reduce the amount of loss the company would incur should the counterparties fail to meet their obligations. At December 31, 2022 and 2021, the maximum exposure to credit loss, was $417 million and $208 million, respectively, before the application of any master netting agreements.

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

We present Comprehensive income (loss) and its components in the Consolidated Statements of Comprehensive Income. Changes in Accumulated other comprehensive income (loss) included in the Consolidated Statements of Changes in Shareholder’s Equity consisted of the following:

(Millions of dollars)	2022	2021	2020
Foreign currency translation
Balance at beginning of year	$(762)	$(551)	$(777)
Gains (losses) on foreign currency translation	(276)	(169)	179
Less: Tax provision/(benefit)	30	42	(47)
Net gains (losses) on foreign currency translation	(306)	(211)	226
Other comprehensive income (loss), net of tax	(306)	(211)	226
Balance at end of year	$(1,068)	$(762)	$(551)

Derivative financial instruments
Balance at beginning of year	$(12)	$(44)	$(68)
Gains (losses) deferred	421	209	(153)
Less: Tax provision/(benefit)	97	24	(33)
Net gains (losses) deferred	324	185	(120)
(Gains) losses reclassified to earnings	(384)	(166)	184
Less: Tax (provision)/benefit	(93)	(13)	40
Net (gains) losses reclassified to earnings	(291)	(153)	144
Other comprehensive income (loss), net of tax	33	32	24
Balance at end of year	$21	$(12)	$(44)

Total Accumulated other comprehensive income (loss) at end of year	$(1,047)	$(774)	$(595)

NOTE 10 – COMMITMENTS AND CONTINGENT LIABILITIES

Guarantees
We provide credit guarantees and residual value guarantees to third parties for financing and leasing associated with Caterpillar machinery. In addition, we provide standby letters of credit issued to third parties on behalf of our customers. These guarantees and standby letters of credit have varying terms and beneficiaries and are generally secured by customer assets.

No significant loss has been experienced or is anticipated under any of these guarantees. At December 31, 2022 and 2021, the related recorded liability was less than $1 million. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees was $26 million and $36 million at December 31, 2022 and 2021, respectively.

We provide guarantees to purchase certain loans of Caterpillar dealers from a special-purpose corporation (SPC) that qualifies as a VIE (see Note 1 for additional information regarding the accounting guidance on the consolidation of VIEs). The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers. This SPC issues commercial paper and uses the proceeds to fund its loan program. We receive a fee for providing this guarantee. We are the primary beneficiary of the SPC as our guarantees result in us having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses and therefore we have consolidated the financial statements of the SPC. As of December 31, 2022 and 2021, the SPC’s assets of $971 million and $888 million, respectively, were primarily comprised of loans to dealers, which are included in Finance receivables, net in the Consolidated Statements of Financial Position, and the SPC’s liabilities of $970 million and $888 million, respectively, were primarily comprised of commercial paper, which is included in Short-term borrowings in the Consolidated Statements of Financial Position. The assets of the SPC are not available to pay our creditors. We may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

Lending commitments
We have commitments to extend credit to customers and Caterpillar dealers through lines of credit and other pre-approved credit arrangements. We apply the same credit policies and approval process for these commitments to extend credit as we do for other financing. Collateral is not required for these commitments, but if credit is extended, collateral may be required upon funding. The amount of unused commitments to extend credit to Caterpillar dealers was $11.39 billion at December 31, 2022. We generally have the right to unconditionally cancel, alter, or amend the terms of these dealer commitments at any time. The amount of unused commitments to extend credit to customers was $888 million at December 31, 2022. A portion of these commitments is not expected to be fully drawn upon; therefore, the total commitment amounts do not represent a future cash requirement.

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

NOTE 11 – INCOME TAXES

A reconciliation of the U.S. federal statutory rate to the effective rate for the years ended December 31, was as follows:

(Millions of dollars)
	2022		2021		2020
Taxes computed at U.S. statutory rates	$154	21.0%	$146	21.0%	$91	21.0%
(Decreases) increases in taxes resulting from:
State income tax, net of federal Tax	4	0.5%	3	0.4%	(1)	(0.2)%
Non-U.S. subsidiaries taxed at other than the U.S. rate	19	2.6%	22	3.2%	29	6.7%
Valuation allowances	15	2.1%	5	0.7%	10	2.3%
Other, net	(3)	(0.4)%	2	0.3%	(3)	(0.7)%
Provision for income taxes	$189	25.8%	$178	25.6%	$126	29.1%

Included in the line item above labeled “Non-U.S. subsidiaries taxed at other than the U.S. rate” are the effects of local and U.S. taxes related to earnings of non-U.S. subsidiaries and other permanent differences between tax and U.S. GAAP results.

The provision for income taxes for 2022, 2021 and 2020 also includes an increase in valuation allowance for non-U.S. deferred tax assets due to a decrease in consistent and/or sustainable profitability to support their recognition in certain jurisdictions, resulting in a $15 million, $5 million and $10 million non-cash expense, respectively.

Distributions of profits from non-U.S. subsidiaries are not expected to cause a significant incremental U.S. tax impact in the future. However, these distributions may be subject to non-U.S. withholding taxes if profits are distributed from certain jurisdictions. We have not recorded a deferred tax liability for withholding taxes in non-U.S. jurisdictions where earnings are considered indefinitely reinvested. Undistributed profits of non-U.S. subsidiaries of approximately $4 billion are considered indefinitely reinvested. Determination of the amount of unrecognized deferred tax liability related to indefinitely reinvested profits is not feasible primarily due to our legal entity operating structure and the complexity of U.S. and local tax laws. If management intentions or U.S. tax law changes in the future, there could be an impact on the provision for income taxes to record an incremental tax liability in the period the change occurs.

The components of Profit before income taxes for the years ended December 31, were as follows:

(Millions of dollars)
	2022	2021	2020
U.S.	$439	$288	$99
Non-U.S.	292	407	335
Total	$731	$695	$434

Profit before income taxes, as shown above, is based on the location of the entity to which such earnings are attributable. Where an entity’s earnings are subject to taxation, however, may not correlate solely to where an entity is located. Thus, the income tax provision shown below as U.S. or non-U.S. may not correspond to the earnings shown above.

The components of the Provision for income taxes were as follows for the years ended December 31:

(Millions of dollars)
	2022	2021	2020
Current income tax provision:
U.S.	$116	$101	$46
Non-U.S.	95	162	80
State (U.S.)	5	5	1
	216	268	127

Deferred income tax provision (benefit):
U.S.	(36)	(56)	(45)
Non-U.S.	8	(33)	46
State (U.S.)	1	(1)	(2)
	(27)	(90)	(1)

Total Provision for income taxes	$189	$178	$126

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

Income taxes payable were $275 million and $279 million as of December 31, 2022 and 2021, respectively, and are included in Other liabilities in the Consolidated Statements of Financial Position.

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

(Millions of dollars)
	2022	2021
Assets:
Other assets	$115	$107
Liabilities:
Other liabilities	(610)	(592)
Deferred income taxes, net	$(495)	$(485)

Our consolidated deferred income taxes consisted of the following components as of December 31:

(Millions of dollars)
	2022	2021
Deferred income tax assets:
Allowance for credit losses	$97	$90
Tax carryforwards	93	83
Revenue timing differences	20	38
Other, net	28	33
	238	244
Deferred income tax liabilities:
Capital assets, including lease basis differences	(461)	(501)
Deferred income tax on translation adjustment	(219)	(189)
	(680)	(690)

Valuation allowance for deferred income tax assets	(53)	(39)
Deferred income taxes, net	$(495)	$(485)

As of December 31, 2022, approximately $73 million of U.S. state tax net operating losses (NOL) were available. These carryforwards primarily expire over the next eighteen years. The total deferred income tax asset associated with these NOL carryforwards is $5 million as of December 31, 2022, partially offset by a valuation allowance of $1 million.

In some U.S. state income tax jurisdictions, we join with other Caterpillar entities in filing combined income tax returns. In other U.S. state income tax jurisdictions, we file on a separate, stand-alone basis.

As of December 31, 2022, NOL carryforwards in various non-U.S. taxing jurisdictions were approximately $363 million. Of these, $41 million expire between 2023 and 2033. The remaining carryforwards do not expire.

As of December 31, 2022, valuation allowances of $51 million and $1 million have been recorded at certain non-U.S. subsidiaries and U.S. subsidiaries, respectively, that have not yet demonstrated consistent and/or sustainable profitability to support the recognition of net deferred income tax assets.

As a result of improving profit before tax in one of our non-U.S. entities, we believe there is a reasonable possibility that a significant portion of the $23 million valuation allowance at December 31, 2022 recorded against the entity’s deferred tax assets may no longer be needed in 2023. Due to the uncertainty of inflation impacts on taxable income for one of our non-U.S. entities, we believe there is a reasonable possibility that we will need to record a valuation allowance in 2023 against some or all of the $36 million deferred tax asset at December 31, 2022. The potential amounts of the valuation allowance changes are dependent on each entity’s future taxable income.

A reconciliation of the beginning and ending amounts of gross unrecognized income tax benefits for uncertain income tax positions, including positions impacting only the timing of income tax benefits was as follows:

(Millions of dollars)
	2022	2021	2020
Reconciliation of unrecognized income tax benefits(1):
Balance at beginning of year	$131	$119	$119
Additions for income tax positions related to current year	—	2	—
Additions for income tax positions related to prior year	—	10	—
Reductions for income tax positions related to settlements	(4)	—	—
Balance at end of year	$127	$131	$119

Amount that, if recognized, would impact the effective tax rate	$127	$131	$119

(1) Foreign currency translation amounts are included within each line as applicable.

We classify interest and penalties on income taxes as a component of the provision for income taxes. During the years ended December 31, 2022, 2021 and 2020, we recognized a benefit of less than $1 million, an expense of $1 million and a benefit of less than $1 million in interest and penalties, respectively. As of December 31, 2022 and 2021, the total amount of accrued interest and penalties was $2 million and $1 million, respectively.

We are subject to the continuous examination of our U.S. federal income tax returns by the IRS, and tax years 2017 to 2019 are currently under examination. In our major non-U.S. jurisdictions, tax years are typically subject to examination for three to ten years. Due to the uncertainty related to the timing and potential outcome of audits, we cannot estimate the range of reasonably possible change in unrecognized tax benefits in the next 12 months.

NOTE 12 – FAIR VALUE MEASUREMENTS
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

Derivative financial instruments are measured on a recurring basis at fair value and are classified as Level 2 measurements. We had derivative financial instruments included in our Consolidated Statements of Financial Position in a net asset position of $218 million and $125 million as of December 31, 2022 and 2021, respectively.

See Note 8 for additional information.

Loans measured at fair value
Certain loans are subject to measurement at fair value on a nonrecurring basis and are classified as Level 3 measurements. A loan is measured at fair value when management determines that collection of contractual amounts due is not probable and the loan is individually evaluated. In these cases, an allowance for credit losses may be established based either on the present value of expected future cash flows discounted at the receivables’ effective interest rate, the fair value of the collateral for collateral-dependent receivables or the observable market price of the receivable. In determining collateral value, we estimate the current fair market value of the collateral less selling costs. We had loans carried at fair value of $68 million and $100 million as of December 31, 2022 and 2021, respectively.
B.Fair Values of Financial Instruments
Cash and cash equivalents, Restricted cash and cash equivalents (included in Other assets in the Consolidated Statements of Financial Position) and Short-term borrowings (see Note 6) are classified as Level 1 measurements and carrying amount approximates fair value. We use the following methods and assumptions to estimate the fair value of our financial instruments not carried at fair value:

Finance receivables, net – we estimate fair value by discounting the future cash flows using current rates representative of receivables with similar remaining maturities.
Long-term debt – we estimate fair value for fixed and floating-rate debt based on quoted market prices.

Fair values of our financial instruments not carried at fair value as of December 31, were as follows:

(Millions of dollars)	2022		2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets
Finance receivables, net (excluding finance leases(1))	$19,085	$18,448	$19,068	$19,047	3	Note 2
Liabilities
Long-term debt	$21,418	$20,686	$22,594	$22,797	2	Note 7

(1) Represents finance leases and failed sale leasebacks of $7.36 billion and $8.11 billion as of December 31, 2022 and 2021, respectively.

NOTE 13 – TRANSACTIONS WITH RELATED PARTIES

We have a Support Agreement with Caterpillar, which provides that Caterpillar will (1) remain, directly or indirectly, our sole owner; (2) cause us to maintain a tangible net worth of at least $20 million and (3) ensure that we maintain a ratio of profit before income taxes and interest expense to interest expense (as defined by the Support Agreement) of not less than 1.15 to 1, calculated on an annual basis. Although this agreement can be modified or terminated by either party, any termination or any modification which would adversely affect holders of our debt requires the consent of holders of 66-2/3 percent in principal amount of outstanding debt of each series so affected. Any modification or termination which would adversely affect the lenders under the Credit Facility requires their consent. Caterpillar’s obligation under this agreement is not directly enforceable by any of our creditors and does not constitute a guarantee of any of our obligations. Cash dividends of $275 million, $850 million and $300 million were paid to Caterpillar in 2022, 2021 and 2020, respectively.

We have variable amount and term lending agreements and other notes receivable with Caterpillar. Under these agreements, we may borrow up to $2.38 billion from Caterpillar, and Caterpillar may borrow up to $1.75 billion from us. The variable amount lending agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice. The term lending agreements have remaining maturities ranging up to ten years. Information concerning these agreements was as follows:

(Millions of dollars)	2022	2021	2020
Payable to Caterpillar - borrowings as of December 31,	$23	$22	$1,022
Payable to Caterpillar - other as of December 31,	101	73	65
Notes receivable from Caterpillar as of December 31,	482	389	356
Other receivables from Caterpillar as of December 31,(2)	133	70	65
Interest expense	1	—	2
Interest income on Notes Receivable with Caterpillar(1)	17	14	14

(1) Included in Other revenues, net in the Consolidated Statements of Profit.
(2) Included in Other assets in the Consolidated Statements of Financial Position.

We have agreements with Caterpillar to purchase certain trade receivables at a discount. In addition, we receive fee revenue from Caterpillar for our centralized activities benefiting the global factoring program. Cash flows related to our factoring programs with Caterpillar are included in Net changes in Caterpillar purchased receivables within investing activities in the Consolidated Statements of Cash Flows. Information pertaining to these purchases was as follows:

(Millions of dollars)
	2022	2021	2020
Purchases made	$47,158	$40,140	$32,937
Revenue earned	417	301	308
Purchased Receivables as of December 31,	4,297	4,462	3,646

We participate in certain marketing programs offered in conjunction with Caterpillar that allow us to periodically offer financing to customers at interest rates that are below market rates. Under these marketing programs, Caterpillar funds an amount at the outset of the transaction, which we then recognize as revenue over the term of the financing. During 2022, 2021 and 2020, relative to such programs, we received $339 million, $351 million and $353 million, respectively. We have Finance receivables, net and Equipment on operating leases, net with Caterpillar of $143 million and $147 million as of December 31, 2022 and 2021, respectively. For the years ended December 31, 2022, 2021 and 2020, we recognized revenues of $24 million, $25 million and $22 million, respectively, related to these finance receivables and operating leases. For the years ended December 31, 2022, 2021 and 2020, we recognized depreciation related to these operating leases of $17 million, $17 million and $15 million, respectively. At December 31, 2022 and 2021, $448 million and $568 million, respectively, of our portfolio was subject to guarantees by Caterpillar and affiliates.

Caterpillar provides defined benefit pension plans, defined contribution plans and other postretirement benefit plans to employees. We reimburse Caterpillar for these charges and other employee benefits paid by Caterpillar related to our employees. Further information about these plans is available in Caterpillar’s 2022 Annual Report on Form 10-K filed separately with the Securities and Exchange Commission.

Caterpillar provides operational and administrative support, which is integral to the conduct of our business. In 2022, 2021 and 2020, these operational and support charges for which we reimburse Caterpillar amounted to $52 million, $52 million and $46 million, respectively. In addition, we provide administrative support services to certain Caterpillar subsidiaries. Caterpillar reimburses us for these charges. During 2022, 2021 and 2020, these charges amounted to $13 million, $12 million and $10 million, respectively.

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

NOTE 14 – SEGMENT AND GEOGRAPHIC INFORMATION

A. Basis for Segment Information

The Chief Operating Decision Maker (the CEO) allocates resources and manages performance for our six operating segments described as follows. Our operating segments provide financing alternatives to customers and dealers around the world for Caterpillar products and services and vehicles, and power generation facilities that, in most cases, incorporate Caterpillar products. Financing plans include operating and finance leases, retail loans, working capital loans to Caterpillar dealers and wholesale financing plans within each of the operating segments. Certain operating segments also purchase short-term trade receivables from Caterpillar.

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
•Caterpillar Power Finance - Provides financing worldwide for Caterpillar electrical power generation, gas compression and co-generation systems and non-Caterpillar equipment that is powered by these systems and has previously provided financing for marine vessels.

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
◦Interest expense includes realized forward points on foreign currency forward contracts.
◦The net gain or loss from interest rate derivatives is excluded from segment reporting.

Supplemental segment data and reconciliations to consolidated external reporting for the years ended December 31 was as follows:

(Millions of dollars) 2022	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at December 31, 2022	Capital expenditures
North America	$1,512	$550	$263	$503	$25	$15,229	$862
EAME	285	12	79	55	49	5,067	117
Asia/Pacific	283	134	73	5	6	3,921	6
Latin America	284	85	136	10	7	2,636	25
Mining	294	63	42	143	9	2,700	120
Caterpillar Power Finance	53	37	15	2	(15)	704	—
Total Segments	2,711	881	608	718	81	30,257	1,130
Unallocated	35	(312)	204	—	—	1,628	9
Timing	(12)	4	—	—	—	18	—
Methodology	—	158	(246)	—	—	278	—
Inter-segment Eliminations (1)	—	—	—	—	—	(224)	—
Total	$2,734	$731	$566	$718	$81	$31,957	$1,139

2021	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at December 31, 2021	Capital expenditures
North America	$1,401	$419	$250	$542	$15	$15,755	$888
EAME	274	73	21	60	30	5,192	92
Asia/Pacific	340	170	84	7	9	4,117	10
Latin America	202	24	68	8	52	2,405	12
Mining	289	98	37	136	(15)	2,672	206
Caterpillar Power Finance	52	41	13	2	(21)	957	—
Total Segments	2,558	825	473	755	70	31,098	1,208
Unallocated	15	(295)	179	—	—	1,458	8
Timing	(11)	6	—	—	—	15	—
Methodology	—	159	(197)	—	—	18	—
Inter-segment Eliminations (1)	—	—	—	—	—	(202)	—
Total	$2,562	$695	$455	$755	$70	$32,387	$1,216

2020	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at December 31, 2020	Capital expenditures
North America	$1,401	$312	$322	$538	$69	$14,749	$864
EAME	271	44	37	62	50	4,981	37
Asia/Pacific	338	145	94	9	38	4,585	7
Latin America	201	41	70	11	33	2,621	7
Mining	279	33	53	137	27	2,575	151
Caterpillar Power Finance	54	(38)	25	1	50	1,308	23
Total Segments	2,544	537	601	758	267	30,819	1,089
Unallocated	25	(287)	207	—	(1)	1,576	11
Timing	(19)	(3)	—	—	—	12	—
Methodology	—	187	(217)	—	—	(152)	—
Inter-segment Eliminations (1)	—	—	—	—	—	(264)	—
Total	$2,550	$434	$591	$758	$266	$31,991	$1,100

(1) Elimination is primarily related to intercompany loans.

Geographic information:

(Millions of dollars)
	2022	2021	2020
Revenues
Inside U.S.	$1,551	$1,422	$1,443
All other	1,183	1,140	1,107
Total	$2,734	$2,562	$2,550

Equipment on operating leases, net and property and equipment, net (included in Other assets)	2022	2021
Inside U.S.	$2,036	$2,179
Inside Canada	507	545
All other	500	532
Total	$3,043	$3,256