Form 10-Q
period 2023-03-31
CATERPILLAR FINANCIAL SERVICES CORP
filed 2023-05-03
CIK 764764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549Form
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Yes ☐ No ☒

As of May 3, 2023, one share of common stock of the registrant was outstanding, which is owned by Caterpillar Inc.

The registrant is a wholly owned subsidiary of Caterpillar Inc. and meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced disclosure format.

Table of Contents

Part I. Financial Information
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	*
Item 4.	Controls and Procedures	32

Part II. Other Information
Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*
Item 3.	Defaults Upon Senior Securities	*
Item 4.	Mine Safety Disclosures	*
Item 5.	Other Information	*
Item 6.	Exhibits	33
* Item omitted because no answer is called for or item is not applicable.

UNAUDITED

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In addition to the accompanying unaudited consolidated financial statements for Caterpillar Financial Services Corporation (together with its subsidiaries, “Cat Financial,” “the Company,” “we,” “us” or “our”), we suggest that you read our 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 15, 2023. The Company files electronically with the SEC required reports on Form 8-K, Form 10-Q, Form 10-K; registration statements on Form S-3; and other forms or reports as required. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished with the SEC are available free of charge through Caterpillar’s website (www.caterpillar.com/secfilings) as soon as reasonably practicable after filing with the SEC. In addition, the public may obtain more detailed information about our parent company, Caterpillar, by visiting its website (www.caterpillar.com). None of the information contained at any time on our website or Caterpillar’s website is incorporated by reference into this document.

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF PROFIT
(Unaudited)
(Dollars in Millions)

	Three Months Ended March 31,
	2023	2022

Revenues:
Retail finance	$340	$290
Operating lease	218	225
Wholesale finance	151	84
Other, net	59	53
Total revenues	768	652

Expenses:
Interest	217	106
Depreciation on equipment leased to others	174	184
General, operating and administrative	133	131
Provision for credit losses	9	27
Other	6	7
Total expenses	539	455

Other income (expense)	(25)	(4)

Profit before income taxes	204	193

Provision for income taxes	53	49

Profit of consolidated companies	151	144

Less: Profit attributable to noncontrolling interests	2	1

Profit attributable to Caterpillar Financial Services Corporation	$149	$143

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Millions)

	Three Months Ended March 31,
	2023	2022

Profit of consolidated companies	$151	$144

Other comprehensive income (loss), net of tax (Note 5):
Foreign currency translation	44	10
Derivative financial instruments	1	16
Total Other comprehensive income (loss), net of tax	45	26

Comprehensive income (loss)	196	170

Less: Comprehensive income (loss) attributable to noncontrolling interests	4	3

Comprehensive income (loss) attributable to Caterpillar Financial Services Corporation	$192	$167

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in Millions, except share data)

	March 31, 2023	December 31, 2022
Assets:
Cash and cash equivalents	$675	$868
Finance receivables, net of Allowance for credit losses of $348 and $346	26,988	26,441
Notes receivable from Caterpillar	521	482
Equipment on operating leases, net	2,890	2,911
Other assets	1,132	1,255
Total assets	$32,206	$31,957

Liabilities and shareholder’s equity:
Payable to dealers and others	$174	$163
Payable to Caterpillar - borrowings and other	143	124
Accrued expenses	406	380
Short-term borrowings	5,841	5,954
Current maturities of long-term debt	6,287	5,202
Long-term debt	15,315	16,216
Other liabilities	956	955
Total liabilities	29,122	28,994

Commitments and contingent liabilities (Note 7)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid-in amount)	745	745
Additional paid-in capital	2	2
Retained earnings	3,131	3,057
Accumulated other comprehensive income (loss)	(1,004)	(1,047)
Noncontrolling interests	210	206
Total shareholder’s equity	3,084	2,963

Total liabilities and shareholder’s equity	$32,206	$31,957

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(Unaudited)
(Dollars in Millions)

Three Months Ended March 31, 2022	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance at December 31, 2021	$745	$2	$2,797	$(774)	$211	$2,981
Profit of consolidated companies			143		1	144
Foreign currency translation, net of tax				8	2	10
Derivative financial instruments, net of tax				16		16
Balance at March 31, 2022	$745	$2	$2,940	$(750)	$214	$3,151

Three Months Ended March 31, 2023
Balance at December 31, 2022	$745	$2	$3,057	$(1,047)	$206	$2,963
Profit of consolidated companies			149		2	151
Dividend paid to Caterpillar			(75)			(75)
Foreign currency translation, net of tax				42	2	44
Derivative financial instruments, net of tax				1		1
Balance at March 31, 2023	$745	$2	$3,131	$(1,004)	$210	$3,084

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Profit of consolidated companies	$151	$144
Adjustments for non-cash items:
Depreciation and amortization	178	187
Accretion of Caterpillar purchased receivable revenue	(140)	(81)
Provision for credit losses	9	27
Other, net	(22)	(27)
Changes in assets and liabilities:
Other assets	56	1
Payable to dealers and others	17	27
Accrued expenses	(14)	3
Other payables with Caterpillar	13	19
Other liabilities	5	22
Net cash provided by operating activities	253	322

Cash flows from investing activities:
Expenditures for equipment on operating leases	(270)	(238)
Capital expenditures - excluding equipment on operating leases	(8)	(3)
Proceeds from disposals of equipment	177	239
Additions to finance receivables	(3,462)	(3,139)
Collections of finance receivables	3,439	3,160
Net changes in Caterpillar purchased receivables	(258)	(42)
Proceeds from sales of receivables	24	9
Net change in variable lending to Caterpillar	(51)	(5)
Additions to other notes receivable from Caterpillar	—	(91)
Collections of other notes receivable from Caterpillar	13	10
Settlements of undesignated derivatives	(1)	(33)
Net cash provided by (used for) investing activities	(397)	(133)

Cash flows from financing activities:
Proceeds from debt issued (original maturities greater than three months)	1,517	2,131
Payments on debt issued (original maturities greater than three months)	(1,385)	(1,381)
Short-term borrowings, net (original maturities three months or less)	(100)	(892)
Dividend paid to Caterpillar	(75)	—
Net cash provided by (used for) financing activities	(43)	(142)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6)	5

Increase (decrease) in cash, cash equivalents and restricted cash	(193)	52
Cash, cash equivalents and restricted cash at beginning of year(1)	870	614
Cash, cash equivalents and restricted cash at end of period(1)	$677	$666

(1) As of March 31, 2023 and December 31, 2022, restricted cash, which is included in Other assets in the Consolidated Statements of Financial Position, was $2 million. Restricted cash primarily includes cash related to syndication activities.

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Notes to Consolidated Financial Statements
(Unaudited)

1.Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated profit for the three months ended March 31, 2023 and 2022, (b) the consolidated comprehensive income for the three months ended March 31, 2023 and 2022, (c) the consolidated financial position at March 31, 2023 and December 31, 2022, (d) the consolidated changes in shareholder’s equity for the three months ended March 31, 2023 and 2022 and (e) the consolidated cash flows for the three months ended March 31, 2023 and 2022. The preparation of financial statements, in conformity with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), requires management to make estimates and assumptions that affect the reported amounts. Significant estimates include residual values for leased assets, allowance for credit losses and income taxes. Actual results may differ from these estimates.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2022 (2022 Form 10-K). The December 31, 2022 financial position data included herein was derived from the audited consolidated financial statements included in the 2022 Form 10-K but does not include all disclosures required by generally accepted accounting principles.

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
2.New Accounting Pronouncements

A.Adoption of New Accounting Standards

We consider the applicability and impact of all Accounting Standards Updates (ASUs). Effective January 1, 2023, we adopted ASU 2022-02, Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures prospectively. The ASU eliminates accounting guidance for troubled debt restructurings (TDRs), enhances disclosures for certain receivable modifications related to borrowers experiencing financial difficulty, and requires disclosure of current period gross write-offs by year of origination. See Note 3 for additional information.

B.Accounting Standards Issued But Not Yet Adopted

We consider the applicability and impact of all ASUs. We have assessed the ASUs and determined that they either were not applicable or were not expected to have a material impact on our financial statements.

UNAUDITED

3.Finance Receivables

A summary of finance receivables included in the Consolidated Statements of Financial Position was as follows:

(Millions of dollars)	March 31, 2023	December 31, 2022
Retail loans, net(1)	$15,013	$14,973
Retail leases, net	6,826	6,965
Caterpillar purchased receivables, net	4,731	4,297
Wholesale loans, net(1)	759	545
Wholesale leases, net	7	7
Total finance receivables	27,336	26,787
Less: Allowance for credit losses	(348)	(346)
Total finance receivables, net	$26,988	$26,441

(1) Includes failed sale leasebacks.

Finance leases
Revenues from finance leases were $104 million and $112 million for the three months ended March 31, 2023 and 2022, respectively, and are included in retail and wholesale finance revenue in the Consolidated Statements of Profit. The residual values for finance leases are included in Finance receivables, net in the Consolidated Statements of Financial Position. Residual value adjustments are recognized through a reduction of finance revenue over the remaining lease term.

Allowance for credit losses

Portfolio segments
A portfolio segment is the level at which we develop a systematic methodology for determining our allowance for credit losses. Our portfolio segments and related methods for estimating expected credit losses are as follows:

Customer
We provide loans and finance leases to end-user customers primarily for the purpose of financing new and used Caterpillar machinery, engines and equipment for commercial use. We also provide financing for power generation facilities that, in most cases, incorporate Caterpillar products. The average original term of our customer finance receivable portfolio was approximately 51 months with an average remaining term of approximately 28 months as of March 31, 2023.

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

During the three months ended March 31, 2023, our forecasts for the markets in which we operate reflected a continuation of the trend of relatively low unemployment rates and delinquencies. However, delinquencies show an increasing trend as persistently high inflation rates and consequent central bank actions are weakening global economic growth. We believe the economic forecasts employed represent reasonable and supportable forecasts, followed by a reversion to long-term trends.

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

UNAUDITED

In general, our Dealer portfolio segment has not historically experienced large increases or decreases in credit losses based on changes in economic conditions due to our close working relationships with the dealers and their financial strength. Therefore, we made no adjustments to historical loss rates during the three months ended March 31, 2023.

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

In general, our Caterpillar Purchased Receivables portfolio segment has not historically experienced large increases or decreases in credit losses based on changes in economic conditions due to the short-term maturities of the receivables, our close working relationships with the dealers and their financial strength. Therefore, we made no adjustments to historical loss rates during the three months ended March 31, 2023.

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
•Latin America - Finance receivables originated in Mexico and Central and South American countries.
•Power Finance - Finance receivables originated worldwide related to Caterpillar electrical power generation, gas compression and co-generation systems and non-Caterpillar equipment that is powered by these systems.

An analysis of the allowance for credit losses was as follows:

(Millions of dollars)	Three Months Ended March 31, 2023				Three Months Ended March 31, 2022
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total	Customer	Dealer	Caterpillar Purchased Receivables	Total
Beginning Balance	$277	$65	$4	$346	$251	$82	$4	$337
Write-offs	(20)	—	—	(20)	(20)	—	—	(20)
Recoveries	10	—	—	10	12	—	—	12
Provision for credit losses(1)	10	—	1	11	26	(1)	1	26
Other	1	—	—	1	2	—	—	2
Ending Balance	$278	$65	$5	$348	$271	$81	$5	$357

Finance Receivables	$20,117	$2,488	$4,731	$27,336	$20,953	$2,112	$4,647	$27,712

(1) Excludes provision for credit losses on unfunded commitments and other miscellaneous receivables.

UNAUDITED

Gross write-offs by origination year for the Customer portfolio segment were as follows:

(Millions of Dollars)	Three Months Ended March 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Finance Receivables	Total
North America	$—	$3	$3	$—	$—	$—	$4	$10
EAME	—	1	—	1	—	—	—	2
Asia/Pacific	—	—	2	1	1	—	—	4
Latin America	—	—	1	2	1	—	—	4
Total	$—	$4	$6	$4	$2	$—	$4	$20

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

UNAUDITED

Customer
The tables below summarize the aging category of our amortized cost of finance receivables in the Customer portfolio segment by origination year.

(Millions of dollars)	March 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$886	$3,585	$2,931	$1,308	$525	$168	$255	$9,658
31-60 days past due	3	29	30	18	8	2	3	93
61-90 days past due	—	11	8	5	2	1	2	29
91+ days past due	—	12	19	12	5	5	3	56
EAME
Current	310	1,198	864	423	234	189	—	3,218
31-60 days past due	2	15	12	4	2	1	—	36
61-90 days past due	—	7	5	3	2	—	—	17
91+ days past due	—	8	23	14	3	2	—	50
Asia/Pacific
Current	282	1,028	676	300	93	30	46	2,455
31-60 days past due	—	9	12	9	2	—	—	32
61-90 days past due	—	4	4	3	1	—	—	12
91+ days past due	—	4	6	5	3	1	—	19
Mining
Current	319	848	550	192	158	99	56	2,222
31-60 days past due	—	5	—	4	1	—	—	10
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	1	—	—	—	—	1
Latin America
Current	182	716	339	124	51	28	—	1,440
31-60 days past due	—	17	32	4	9	9	—	71
61-90 days past due	—	4	4	1	—	3	—	12
91+ days past due	—	5	14	8	2	1	—	30
Power Finance
Current	12	80	80	140	49	159	133	653
31-60 days past due	—	—	—	—	—	2	—	2
61-90 days past due	—	—	—	—	—	1	—	1
91+ days past due	—	—	—	—	—	—	—	—
Totals by Aging Category
Current	1,991	7,455	5,440	2,487	1,110	673	490	19,646
31-60 days past due	5	75	86	39	22	14	3	244
61-90 days past due	—	26	21	12	5	5	2	71
91+ days past due	—	29	63	39	13	9	3	156
Total	$1,996	$7,585	$5,610	$2,577	$1,150	$701	$498	$20,117

UNAUDITED

(Millions of dollars)	December 31, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$3,915	$3,276	$1,525	$653	$206	$34	$240	$9,849
31-60 days past due	25	26	18	12	4	1	4	90
61-90 days past due	9	15	7	3	1	—	3	38
91+ days past due	11	16	12	6	4	3	4	56
EAME
Current	1,270	953	477	280	155	68	—	3,203
31-60 days past due	10	12	7	1	1	—	—	31
61-90 days past due	8	4	3	1	—	—	—	16
91+ days past due	6	25	16	4	1	1	—	53
Asia/Pacific
Current	1,174	805	393	124	37	5	40	2,578
31-60 days past due	10	12	8	1	1	—	—	32
61-90 days past due	2	5	4	2	—	—	—	13
91+ days past due	2	6	6	4	—	—	—	18
Mining
Current	875	627	227	193	94	108	80	2,204
31-60 days past due	—	1	—	—	—	—	—	1
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	1	—	1
Latin America
Current	770	400	150	69	26	20	—	1,435
31-60 days past due	7	8	4	2	—	1	—	22
61-90 days past due	2	5	1	1	—	—	—	9
91+ days past due	2	13	11	2	1	—	—	29
Power Finance
Current	82	87	146	51	18	161	125	670
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	5	—	5
Totals by Aging Category
Current	8,086	6,148	2,918	1,370	536	396	485	19,939
31-60 days past due	52	59	37	16	6	2	4	176
61-90 days past due	21	29	15	7	1	—	3	76
91+ days past due	21	60	45	16	6	10	4	162
Total	$8,180	$6,296	$3,015	$1,409	$549	$408	$496	$20,353

Finance receivables in the Customer portfolio segment are substantially secured by collateral, primarily in the form of Caterpillar and other equipment. For those contracts where the borrower is experiencing financial difficulty, repayment of the outstanding amounts is generally expected to be provided through the operation or repossession and sale of the equipment.

UNAUDITED

Dealer
As of March 31, 2023 and December 31, 2022, our total amortized cost of finance receivables within the Dealer portfolio segment was current, with the exception of $62 million that was 91+ days past due in Latin America, all of which was originated in 2017.

Caterpillar Purchased Receivables
The tables below summarize the aging category of our amortized cost of finance receivables in the Caterpillar Purchased Receivables portfolio segment.

(Millions of dollars)
	March 31, 2023
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables
North America	$6	$4	$3	$13	$2,679	$2,692
EAME	—	1	2	3	883	886
Asia/Pacific	1	1	1	3	706	709
Latin America	7	2	14	23	409	432
Power Finance	3	—	1	4	8	12
Total	$17	$8	$21	$46	$4,685	$4,731

(Millions of dollars)
	December 31, 2022
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables
North America	$11	$7	$4	$22	$2,458	$2,480
EAME	1	—	2	3	812	815
Asia/Pacific	6	2	2	10	555	565
Latin America	9	2	14	25	406	431
Power Finance	1	—	—	1	5	6
Total	$28	$11	$22	$61	$4,236	$4,297

Non-accrual finance receivables
Recognition of income is suspended and the finance receivable is placed on non-accrual status when management determines that collection of future income is not probable. Contracts on non-accrual status are generally more than 120 days past due. Recognition is resumed and previously suspended income is recognized when collection is considered probable. Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms. Interest earned but uncollected prior to the receivable being placed on non-accrual status is written off through Provision for credit losses when, in the judgment of management, it is considered uncollectible.

UNAUDITED

In our Customer portfolio segment, finance receivables which were on non-accrual status and finance receivables over 90 days past due and still accruing income were as follows:

(Millions of dollars)	March 31, 2023			December 31, 2022
	Amortized Cost			Amortized Cost
	Non-accrual With an Allowance	Non-accrual Without an Allowance	91+ Still Accruing	Non-accrual With an Allowance	Non-accrual Without an Allowance	91+ Still Accruing
North America	$48	$—	$12	$52	$4	$11
EAME	44	—	6	43	—	10
Asia/Pacific	12	—	7	11	—	7
Mining	2	—	—	—	1	—
Latin America	77	—	—	45	—	—
Power Finance	8	—	—	5	11	—
Total	$191	$—	$25	$156	$16	$28

Interest income recognized for customer finance receivables on non-accrual status was not material during each of the three months ended March 31, 2023 and 2022.

There were $62 million in finance receivables in our Dealer portfolio segment on non-accrual status as of March 31, 2023 and December 31, 2022, all of which was in Latin America.

Modifications
We periodically modify loan terms in response to borrowers’ financial difficulty. Typically, the types of modifications granted are payment deferrals, interest only payment periods and/or term extensions. During the three months ended March 31, 2023, loan modifications granted to borrowers experiencing financial difficulty were not material.

The effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses based on the methodologies used to estimate the allowance; therefore, a change to the allowance for credit losses is generally not recorded upon modification. On rare occasions when principal forgiveness is provided, the amount forgiven is written off against the allowance for credit losses.

Troubled debt restructurings
Prior to the adoption of ASU 2022-02, a modification constituted a TDR when the lender granted a concession it would not otherwise consider to a borrower experiencing financial difficulties. Concessions granted may have included extended contract maturities, inclusion of interest only periods, below market interest rates, payment deferrals and reduction of principal and/or accrued interest.

There were no finance receivables modified as TDRs during the three months ended March 31, 2022 for the Dealer or Caterpillar Purchased Receivables portfolio segments. Finance receivables in the Customer portfolio segment modified as TDRs were as follows:

(Millions of dollars)	Three Months Ended March 31, 2022
	Pre-TDR Amortized Cost	Post-TDR Amortized Cost
EAME	1	1
Power Finance	6	6
Total	$7	$7

During the three months ended March 31, 2022, the Post-TDR amortized cost of TDRs in the Customer portfolio segment with a payment default (defined as 91+ days past due) which had been modified within twelve months prior to the default date was $5 million, all of which was in Mining.

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

The location and fair value of derivative instruments reported in the Consolidated Statements of Financial Position were as follows:

(Millions of dollars)
	March 31, 2023		December 31, 2022
	Assets[1]	Liabilities[2]	Assets[1]	Liabilities[2]
Designated derivatives
Foreign exchange contracts	$244	$(53)	$305	$(44)
Interest rate contracts	73	(94)	87	(113)
	$317	$(147)	$392	$(157)
Undesignated derivatives
Foreign exchange contracts	$10	$(62)	$25	$(42)
	$10	$(62)	$25	$(42)

(1) Assets are classified on the Consolidated Statements of Financial Position as Other assets.
(2) Liabilities are classified on the Consolidated Statements of Financial Position as Accrued expenses.

The total notional amount of our derivative instruments was $12.92 billion and $13.18 billion as of March 31, 2023 and December 31, 2022, respectively. The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties. We calculate the amounts exchanged by the parties by referencing the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates and interest rates.

Gains (Losses) on derivative instruments are categorized as follows:

(Millions of dollars)
	Fair Value / Undesignated Hedges		Cash Flow Hedges
	Gains (Losses) Recognized[1]		Gains (Losses) Recognized in AOCI		Gains (Losses) Reclassified from AOCI[2]

	Three Months Ended March 31,
	2023	2022	2023	2022	2023	2022
Foreign exchange contracts	$(34)	$(79)	$(33)	$(27)	$(50)	$16
Interest rate contracts	(15)	6	(2)	56	14	(6)
	$(49)	$(73)	$(35)	$29	$(36)	$10

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

UNAUDITED

The following amounts were recorded in the Consolidated Statements of Financial Position related to cumulative basis adjustments for fair value hedges:

(Millions of dollars)
	Carrying Value of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Value of the Hedged Liabilities
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Current maturities of long-term debt	$194	$—	$(6)	$—
Long-term debt	1,977	2,091	(77)	(112)
Total	$2,171	$2,091	$(83)	$(112)

As of March 31, 2023, $39 million of deferred net gains, net of tax, included in equity (AOCI in the Consolidated Statements of Financial Position), related to our cash flow hedges, are expected to be reclassified to earnings over the next twelve months. The actual amount recorded in earnings will vary based on interest rates and exchange rates at the time the hedged transactions impact earnings.

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

Collateral is typically not required of the counterparties or us under the master netting agreements. As of March 31, 2023 and December 31, 2022, no cash collateral was received or pledged under the master netting agreements.

The effect of net settlement provisions of the master netting agreements on our derivative balances upon an event of default or a termination event was as follows:

(Millions of dollars)
	March 31, 2023		December 31, 2022
	Assets	Liabilities	Assets	Liabilities
Gross amounts recognized	$327	$(209)	$417	$(199)
Financial instruments not offset	(91)	91	(108)	108
Net amount	$236	$(118)	$309	$(91)

UNAUDITED

5.Accumulated Other Comprehensive Income (Loss)

We present Comprehensive income (loss) and its components in the Consolidated Statements of Comprehensive Income. Changes in Accumulated other comprehensive income (loss) included in the Consolidated Statements of Changes in Shareholder’s Equity consisted of the following:

(Millions of dollars)	Three Months Ended March 31,
	2023	2022
Foreign currency translation
Balance at beginning of period	$(1,068)	$(762)
Gains (losses) on foreign currency translation	33	19
Less: Tax provision/(benefit)	(9)	11
Net gains (losses) on foreign currency translation	42	8
Other comprehensive income (loss), net of tax	42	8
Balance at end of period	$(1,026)	$(754)

Derivative financial instruments
Balance at beginning of period	$21	$(12)
Gains (losses) deferred	(35)	29
Less: Tax provision/(benefit)	(9)	6
Net gains (losses) deferred	(26)	23
(Gains) losses reclassified to earnings	36	(10)
Less: Tax (provision)/benefit	9	(3)
Net (gains) losses reclassified to earnings	27	(7)
Other comprehensive income (loss), net of tax	1	16
Balance at end of period	$22	$4

Total Accumulated other comprehensive income (loss) at end of period	$(1,004)	$(750)

UNAUDITED

6.Segment Information

A.     Basis for Segment Information

The Chief Operating Decision Maker (the CEO) allocates resources and manages performance for our six operating segments described as follows. Our operating segments provide financing alternatives to customers and dealers around the world for Caterpillar products and services and power generation facilities that, in most cases, incorporate Caterpillar products. Financing plans include operating and finance leases, retail loans, working capital loans to Caterpillar dealers and wholesale financing plans within each of the operating segments. Certain operating segments also purchase short-term trade receivables from Caterpillar.

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
•Power Finance - Provides financing worldwide for Caterpillar electrical power generation, gas compression and co-generation systems and non-Caterpillar equipment that is powered by these systems.

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
◦The net gain or loss from interest rate derivatives is excluded from segment reporting.

UNAUDITED

Supplemental segment data and reconciliations to consolidated external reporting for the three months ended March 31 was as follows:

(Millions of dollars) 2023	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at March 31, 2023	Capital expenditures
North America	$418	$149	$95	$123	$5	$15,208	$222
EAME	84	26	21	14	—	5,194	24
Asia/Pacific	70	34	23	1	(1)	3,851	1
Latin America	82	19	40	3	6	2,719	3
Mining	88	34	15	32	(1)	2,685	23
Power Finance	14	5	6	1	—	684	—
Total Segments	756	267	200	174	9	30,341	273
Unallocated	15	(110)	76	—	—	1,816	5
Timing	(3)	—	—	—	—	19	—
Methodology	—	47	(59)	—	—	192	—
Inter-segment Eliminations (1)	—	—	—	—	—	(162)	—
Total	$768	$204	$217	$174	$9	$32,206	$278

2022	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at December 31, 2022	Capital expenditures
North America	$359	$127	$54	$128	$6	$15,229	$199
EAME	67	—	7	14	26	5,067	14
Asia/Pacific	75	37	17	1	1	3,921	2
Latin America	58	19	26	2	(1)	2,636	2
Mining	72	20	8	38	(2)	2,700	22
Power Finance	19	15	3	1	(3)	704	—
Total Segments	650	218	115	184	27	30,257	239
Unallocated	5	(72)	42	—	—	1,628	2
Timing	(3)	1	—	—	—	18	—
Methodology	—	46	(51)	—	—	278	—
Inter-segment Eliminations (1)	—	—	—	—	—	(224)	—
Total	$652	$193	$106	$184	$27	$31,957	$241

 (1) Elimination is primarily related to intercompany loans

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

No significant loss has been experienced or is anticipated under any of these guarantees. At March 31, 2023 and December 31, 2022, the related recorded liability was less than $1 million. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees was $24 million and $26 million at March 31, 2023 and December 31, 2022, respectively.

UNAUDITED

We provide guarantees to purchase certain loans of Caterpillar dealers from a special-purpose corporation (SPC) that qualifies as a VIE. The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers. This SPC issues commercial paper and uses the proceeds to fund its loan program. We receive a fee for providing this guarantee. We are the primary beneficiary of the SPC as our guarantees result in us having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses and therefore we have consolidated the financial statements of the SPC. As of March 31, 2023 and December 31, 2022, the SPC’s assets of $1.13 billion and $971 million, respectively, were primarily comprised of loans to dealers, which are included in Finance receivables, net in the Consolidated Statements of Financial Position, and the SPC’s liabilities of $1.13 billion and $970 million, respectively, were primarily comprised of commercial paper, which is included in Short-term borrowings in the Consolidated Statements of Financial Position. The assets of the SPC are not available to pay our creditors. We may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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

UNAUDITED

Derivative financial instruments are measured on a recurring basis at fair value and are classified as Level 2 measurements. We had derivative financial instruments included in our Consolidated Statements of Financial Position in a net asset position of $118 million and $218 million as of March 31, 2023 and December 31, 2022, respectively.

See Note 4 for additional information.

Loans measured at fair value
Certain loans are subject to measurement at fair value on a nonrecurring basis and are classified as Level 3 measurements. A loan is measured at fair value when management determines that collection of contractual amounts due is not probable and the loan is individually evaluated. In these cases, an allowance for credit losses may be established based either on the present value of expected future cash flows discounted at the receivables’ effective interest rate, the fair value of the collateral for collateral-dependent receivables or the observable market price of the receivable. In determining collateral value, we estimate the current fair market value of the collateral less selling costs. We had loans carried at fair value of $61 million and $68 million as of March 31, 2023 and December 31, 2022, respectively.
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
Long-term debt – we estimate fair value for fixed and floating-rate debt based on quoted market prices.

Financial instruments not carried at fair value were as follows:

(Millions of dollars)	March 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets
Finance receivables, net (excluding finance leases(1))	$19,760	$19,181	$19,085	$18,448	3	Note 3
Liabilities
Long-term debt	$21,602	$21,066	$21,418	$20,686	2

(1) Represents finance leases and failed sale leasebacks of $7.23 billion and $7.36 billion as of March 31, 2023 and December 31, 2022, respectively.

9.Income Taxes

The provision for income taxes reflected an estimated annual tax rate of 26 percent in the first quarter of 2023, compared with 25 percent in the first quarter of 2022.

UNAUDITED

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited financial statements and related notes included elsewhere in this report and our discussion of significant risks to the company’s business under Part I, Item 1A. Risk Factors of the 2022 Form 10-K.

OVERVIEW

We reported first-quarter 2023 revenues of $768 million, an increase of $116 million, or 18 percent, compared with $652 million in the first quarter of 2022. First-quarter 2023 profit was $149 million, an increase of $6 million, or 4 percent, compared with $143 million in the first quarter of 2022. The increase in revenues was primarily due to a $123 million favorable impact from higher average financing rates.

First-quarter 2023 profit before income taxes was $204 million, an increase of $11 million, or 6 percent, compared with $193 million in the first quarter of 2022. The increase was mainly due to a $20 million increase in net yield on average earning assets and an $18 million favorable impact from a lower provision for credit losses. These favorable impacts were partially offset by a $13 million unfavorable impact from currency exchange losses and a $9 million unfavorable impact from mark-to-market adjustments on derivative contracts.

The provision for income taxes reflected an estimated annual tax rate of 26 percent in the first quarter of 2023, compared with 25 percent in the first quarter of 2022.

During the first quarter of 2023, retail new business volume was $2.46 billion, a decrease of $315 million, or 11 percent, compared with $2.78 billion in the first quarter of 2022. The decrease was primarily driven by lower volume in North America and Asia/Pacific, partially offset by increases in Power Finance and Mining.

At the end of the first quarter of 2023, past dues were 2.00 percent, compared with 2.05 percent at the end of the first quarter of 2022. Write-offs, net of recoveries, were $10 million for the first quarter of 2023, compared with $8 million for the first quarter of 2022. As of March 31, 2023, the allowance for credit losses totaled $348 million, or 1.27 percent of finance receivables, compared with $346 million, or 1.29 percent of finance receivables at December 31, 2022.

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

UNAUDITED

FIRST QUARTER 2023 COMPARED WITH FIRST QUARTER 2022

Consolidated Total Revenues

The chart above graphically illustrates reasons for the change in consolidated total revenues between first quarter 2022 (at left) and first quarter 2023 (at right). Items favorably impacting total revenues appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting total revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Retail revenue for the first quarter of 2023 was $340 million, an increase of $50 million from the same period in 2022. The increase was due to a $60 million favorable impact from higher interest rates on retail finance receivables, partially offset by a $10 million unfavorable impact from lower average earning assets. For the quarter ended March 31, 2023, retail average earning assets were $21.79 billion, a decrease of $758 million from the same period in 2022. The annualized average yield was 6.24 percent for the first quarter of 2023, compared with 5.14 percent for the first quarter of 2022.

Operating lease revenue for the first quarter of 2023 was $218 million, a decrease of $7 million from the same period in 2022. The decrease was primarily due to a $13 million unfavorable impact from lower average earning assets, partially offset by a $6 million favorable impact from higher rental rates on operating leases.

Wholesale revenue for the first quarter of 2023 was $151 million, an increase of $67 million from the same period in 2022. The increase was primarily due to a $61 million favorable impact from higher interest rates on wholesale finance receivables and a $6 million favorable impact from higher average earning assets. For the quarter ended March 31, 2023, wholesale average earning assets were $4.94 billion, an increase of $312 million from the same period in 2022. The annualized average yield was 12.21 percent for the first quarter of 2023, compared with 7.25 percent for the first quarter of 2022.

Other revenue, net items were as follows:

(Millions of dollars)	Three Months Ended March 31,
	2023	2022	Change
Net gain on returned or repossessed equipment	$32	$30	$2
Finance receivable and operating lease fees (including late charges)	16	15	1
Interest income on Notes receivable from Caterpillar	5	4	1
Miscellaneous other revenue, net	6	4	2
Total Other revenue, net	$59	$53	$6

There was an $11 million unfavorable impact from currency on revenues in the first quarter of 2023. Currency represents the net translation impact resulting from changes in foreign currency exchange rates versus the U.S. dollar and is included in all financial statement line items and each of the items included in the above analysis.

UNAUDITED

Consolidated Profit Before Income Taxes

(1) Analysis excludes $3 million and $4 million in offsetting revenues and expenses for property taxes on operating leases for the first quarter of 2023 and 2022.
The chart above graphically illustrates reasons for the change in consolidated profit before income taxes between first quarter 2022 (at left) and first quarter 2023 (at right). Items favorably impacting profit before income taxes appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting profit before income taxes appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

First-quarter 2023 profit before income taxes was $204 million, an increase of $11 million, or 6 percent, compared with $193 million for the first quarter of 2022. The increase was mainly due to a $20 million increase in net yield on average earning assets and an $18 million favorable impact from a lower provision for credit losses. These favorable impacts were partially offset by a $13 million unfavorable impact from currency exchange losses and a $9 million unfavorable impact from mark-to-market adjustments on derivative contracts.

There was a $5 million unfavorable impact from currency on profit before income taxes in the first quarter of 2023. Currency represents the net translation impact resulting from changes in foreign currency exchange rates versus the U.S. dollar and is included in all financial statement line items and each of the items included in the above analysis.

Provision for Income Taxes
The provision for income taxes reflected an estimated annual tax rate of 26 percent in the first quarter of 2023, compared with 25 percent in the first quarter of 2022.

UNAUDITED

Finance Receivables and Equipment on Operating Leases

New Business Volume

(Millions of dollars)	Three Months Ended March 31,
	2023	2022	Change
New retail financing	$2,190	$2,536	$(346)
New operating lease activity	274	243	31
New wholesale financing	13,306	10,743	2,563
Total	$15,770	$13,522	$2,248

New retail financing decreased primarily due to lower volume in North America and Asia/Pacific, partially offset with increases in Power Finance and Mining. New operating lease activity increased due to higher rentals of Cat equipment. New wholesale financing increased primarily due to higher purchases of trade receivables from Caterpillar.

Total Managed Portfolio
We define total portfolio as Finance receivables, net plus Equipment on operating leases, net. We also manage and service receivables and leases that have been sold by us to third parties with limited or no recourse in order to mitigate our concentration of credit risk with certain customers. These assets are not available to pay our creditors. Total managed portfolio was as follows:

(Millions of dollars)	March 31, 2023	December 31, 2022	Change
Finance receivables, net	$26,988	$26,441	$547
Equipment on operating leases, net	2,890	2,911	(21)
Total portfolio	$29,878	$29,352	$526

Retail loans, net	$82	$68	$14
Retail leases, net	21	23	(2)
Operating leases	20	21	(1)
Total off-balance sheet managed assets	$123	$112	$11

Total managed portfolio	$30,001	$29,464	$537

Total Portfolio Metrics
At the end of the first quarter of 2023, past dues were 2.00 percent, compared with 2.05 percent at the end of the first quarter of 2022. Total non-performing finance receivables, which represent finance receivables currently on non-accrual status, were $253 million and $234 million at March 31, 2023 and December 31, 2022, respectively. Total non-performing finance receivables as a percentage of our finance receivables were less than 1 percent at March 31, 2023 and December 31, 2022.

Our allowance for credit losses as of March 31, 2023 was $348 million, or 1.27 percent of finance receivables, compared with $346 million, or 1.29 percent, as of December 31, 2022. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and economic forecasts. We believe our allowance is sufficient to provide for losses over the remaining life of our finance receivable portfolio as of March 31, 2023.

UNAUDITED

CAPITAL RESOURCES AND LIQUIDITY

Maintaining and managing adequate capital and liquidity resources includes management of funding sources and their utilization based on current, future and contingent needs. Throughout the first quarter of 2023, we experienced favorable liquidity conditions. We ended the first quarter of 2023 with $675 million of cash, a decrease of $193 million from year-end 2022. Our cash balances are held in numerous locations throughout the world with approximately $634 million held by our non-U.S. subsidiaries, including $169 million in Russia which is currently subject to local government restrictions that substantially limit transfer outside of the country. We expect to meet our U.S. funding needs without repatriating undistributed profits that are indefinitely reinvested outside the U.S.

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

Total borrowings outstanding as of March 31, 2023 were $27.47 billion, an increase of $71 million from December 31, 2022. Outstanding borrowings were as follows:

(Millions of dollars)	March 31, 2023	December 31, 2022
Medium-term notes, net	$20,852	$20,672
Commercial paper, net of unamortized discount	5,289	5,455
Bank borrowings and other – long-term	750	746
Bank borrowings and other – short-term	301	234
Variable denomination floating rate demand notes	251	265
Notes payable to Caterpillar	23	23
Total outstanding borrowings	$27,466	$27,395

Medium-term notes
We issue medium-term unsecured notes through securities dealers or underwriters in the U.S., Europe, and other international capital markets. These notes are offered in several currencies and with a variety of maturities. These notes are senior unsecured obligations of the Company. Medium-term notes issued totaled $1.50 billion and redeemed totaled $1.35 billion for the three months ended March 31, 2023. Medium-term notes, net outstanding as of March 31, 2023 mature as follows:

(Millions of dollars)
2023	$4,280
2024	7,250
2025	5,008
2026	2,450
2027	1,946
Thereafter	1
Fair value adjustments	(83)
Total	$20,852

UNAUDITED

Commercial paper
We issue unsecured commercial paper in the U.S., Europe and other international capital markets. These short-term promissory notes are issued on a discounted basis and are payable at maturity. As of March 31, 2023, there was $5.29 billion outstanding in commercial paper.

Revolving credit facilities
As of March 31, 2023, we had three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and us for general liquidity purposes. Based on management’s allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of March 31, 2023 was $7.75 billion. Information on our Credit Facility is as follows:

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

At March 31, 2023, Caterpillar’s consolidated net worth was $18.21 billion, which was above the $9.00 billion required under the Credit Facility. The consolidated net worth is defined in the Credit Facility as the consolidated shareholders’ equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).

At March 31, 2023, our covenant interest coverage ratio was 2.15 to 1. This was above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain (loss) from interest rate derivatives to (2) interest expense, calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at March 31, 2023, our six-month covenant leverage ratio was 7.16 to 1. This was below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event that either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants. Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At March 31, 2023, there were no borrowings under the Credit Facility.

Bank borrowings
Available credit lines with banks as of March 31, 2023 totaled $3.57 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements. We may guarantee subsidiary borrowings under these lines. As of March 31, 2023, we had $1.05 billion outstanding against these credit lines and were in compliance with all debt covenants under these credit lines.

Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction. We do not hold reserves to fund the payment of the demand notes. The notes are offered on a continuous basis. As of March 31, 2023, there were $251 million of variable denomination floating rate demand notes outstanding. The maximum amount of variable denomination floating rate demand notes that we may have outstanding at any time may not exceed $1.25 billion.

UNAUDITED

Notes receivable from/payable to Caterpillar
Under our variable amount and term lending agreements and other notes receivable with Caterpillar, we may borrow up to $2.38 billion from Caterpillar and Caterpillar may borrow up to $1.75 billion from us. The variable amount lending agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice. The term lending agreements have remaining maturities ranging up to ten years. We had notes payable of $23 million and notes receivable of $521 million outstanding under these agreements as of March 31, 2023.

OFF-BALANCE SHEET ARRANGEMENTS

We are a party to certain off-balance sheet arrangements, primarily in the form of guarantees. Please refer to Note 7 of Notes to Consolidated Financial Statements for further information.

CASH FLOWS

Operating cash flow was $253 million in the first three months of 2023, compared with $322 million for the same period in 2022. Net cash used for investing activities was $397 million in the first three months of 2023, compared with $133 million for the same period in 2022. The change was primarily due to portfolio related activity. Net cash used for financing activities was $43 million in the first three months of 2023, compared with $142 million for the same period in 2022. The change was primarily due to higher portfolio funding requirements related to Caterpillar purchased receivables.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of recent accounting pronouncements, see Part I, Item 1. Note 2 - New Accounting Pronouncements.

CRITICAL ACCOUNTING ESTIMATES

For a discussion of the Company’s critical accounting estimates, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Form 10-K. There have been no significant changes to our critical accounting estimates since our 2022 Form 10-K.

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

Cat Financial’s actual results may differ materially from those described or implied in our forward-looking statements based on a number of factors, including, but not limited to: (i) disruptions or volatility in global financial markets limiting our sources of liquidity or the liquidity of our customers, dealers and suppliers; (ii) failure to maintain our credit ratings and potential resulting increases to our cost of borrowing and adverse effects on our cost of funds, liquidity, competitive position and access to capital markets; (iii) changes in interest rates, currency fluctuations or market liquidity conditions; (iv) an increase in delinquencies, repossessions or net losses of our customers; (v) residual values of leased equipment; (vi) our compliance with financial and other restrictive covenants in debt agreements; (vii) government monetary or fiscal policies; (viii) political and economic risks, commercial instability and events beyond our control in the countries in which we operate; (ix) demand for Caterpillar products; (x) marketing, operational or administrative support received from Caterpillar; (xi) our ability to develop, produce and market quality products that meet our customers’ needs; (xii) information technology security threats and computer crime; (xiii) alleged or actual violations of trade or anti-corruption laws and regulations; (xiv) new regulations or changes in financial services regulations; (xv) additional tax expense or exposure; (xvi) changes in accounting guidance; (xvii) the ongoing global coronavirus pandemic; and (xviii) other factors described in more detail under the section entitled “Part I - Item 1A. Risk Factors” of Cat Financial's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as such factors may be updated from time to time in Cat Financial's periodic filings with the Securities and Exchange Commission.

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

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the first quarter of 2023 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Caterpillar Financial Services Corporation

Date:	May 3, 2023	/s/ David T. Walton
David T. Walton, President, Director and Chief Executive Officer

Date:	May 3, 2023	/s/ Kristen R. Covey
Kristen R. Covey, Executive Vice President and Chief Financial Officer

Date:	May 3, 2023	/s/ James M. Rooney
James M. Rooney, Secretary

Date:	May 3, 2023	/s/ Sumeet Puri
Sumeet Puri, Controller (Principal Accounting Officer)