Form 10-Q
period 2023-06-30
CATERPILLAR FINANCIAL SERVICES CORP
filed 2023-08-02
CIK 764764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549Form
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Yes ☐ No ☒

As of August 2, 2023, one share of common stock of the registrant was outstanding, which is owned by Caterpillar Inc.

The registrant is a wholly owned subsidiary of Caterpillar Inc. and meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced disclosure format.

Table of Contents

Part I. Financial Information
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	*
Item 4.	Controls and Procedures	37

Part II. Other Information
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*
Item 3.	Defaults Upon Senior Securities	*
Item 4.	Mine Safety Disclosures	*
Item 5.	Other Information	*
Item 6.	Exhibits	38
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

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF PROFIT
(Unaudited)
(Dollars in Millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenues:
Retail finance	$354	$301	$694	$591
Operating lease	222	224	440	449
Wholesale finance	173	99	324	183
Other, net	44	44	103	97
Total revenues	793	668	1,561	1,320

Expenses:
Interest	245	120	462	226
Depreciation on equipment leased to others	176	181	350	365
General, operating and administrative	148	130	281	261
Provision for credit losses	(21)	23	(12)	50
Other	10	6	16	13
Total expenses	558	460	1,097	915

Other income (expense)	(30)	(9)	(55)	(13)

Profit before income taxes	205	199	409	392

Provision for income taxes	52	53	105	102

Profit of consolidated companies	153	146	304	290

Less: Profit attributable to noncontrolling interests	3	3	5	4

Profit attributable to Caterpillar Financial Services Corporation	$150	$143	$299	$286

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Profit of consolidated companies	$153	$146	$304	$290

Other comprehensive income (loss), net of tax (Note 5):
Foreign currency translation	(41)	(257)	3	(247)
Derivative financial instruments	(1)	7	—	23
Total Other comprehensive income (loss), net of tax	(42)	(250)	3	(224)

Comprehensive income (loss)	111	(104)	307	66

Less: Comprehensive income (loss) attributable to noncontrolling interests	(5)	(6)	(1)	(3)

Comprehensive income (loss) attributable to Caterpillar Financial Services Corporation	$116	$(98)	$308	$69

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in Millions, except share data)

	June 30, 2023	December 31, 2022
Assets:
Cash and cash equivalents	$963	$868
Finance receivables, net of Allowance for credit losses of $320 and $346	27,374	26,441
Notes receivable from Caterpillar	534	482
Equipment on operating leases, net	3,016	2,911
Other assets	1,135	1,255
Total assets	$33,022	$31,957

Liabilities and shareholder’s equity:
Payable to dealers and others	$157	$163
Payable to Caterpillar - borrowings and other	124	124
Accrued expenses	448	380
Short-term borrowings	5,548	5,954
Current maturities of long-term debt	8,123	5,202
Long-term debt	14,450	16,216
Other liabilities	977	955
Total liabilities	29,827	28,994

Commitments and contingent liabilities (Note 7)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid-in amount)	745	745
Additional paid-in capital	2	2
Retained earnings	3,281	3,057
Accumulated other comprehensive income (loss)	(1,038)	(1,047)
Noncontrolling interests	205	206
Total shareholder’s equity	3,195	2,963

Total liabilities and shareholder’s equity	$33,022	$31,957

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(Unaudited)
(Dollars in Millions)

Three Months Ended June 30, 2022	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance at March 31, 2022	$745	$2	$2,940	$(750)	$214	$3,151
Profit of consolidated companies			143		3	146
Foreign currency translation, net of tax				(248)	(9)	(257)
Derivative financial instruments, net of tax				7		7
Balance at June 30, 2022	$745	$2	$3,083	$(991)	$208	$3,047

Three Months Ended June 30, 2023
Balance at March 31, 2023	$745	$2	$3,131	$(1,004)	$210	$3,084
Profit of consolidated companies			150		3	153
Foreign currency translation, net of tax				(33)	(8)	(41)
Derivative financial instruments, net of tax				(1)		(1)
Balance at June 30, 2023	$745	$2	$3,281	$(1,038)	$205	$3,195

Six Months Ended June 30, 2022
Balance at December 31, 2021	$745	$2	$2,797	$(774)	$211	$2,981
Profit of consolidated companies			286		4	290
Foreign currency translation, net of tax				(240)	(7)	(247)
Derivative financial instruments, net of tax				23		23
Balance at June 30, 2022	$745	$2	$3,083	$(991)	$208	$3,047

Six Months Ended June 30, 2023
Balance at December 31, 2022	$745	$2	$3,057	$(1,047)	$206	$2,963
Profit of consolidated companies			299		5	304
Dividend paid to Caterpillar			(75)			(75)
Foreign currency translation, net of tax				9	(6)	3
Derivative financial instruments, net of tax						—
Balance at June 30, 2023	$745	$2	$3,281	$(1,038)	$205	$3,195

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Profit of consolidated companies	$304	$290
Adjustments for non-cash items:
Depreciation and amortization	357	372
Accretion of Caterpillar purchased receivable revenue	(296)	(175)
Provision for credit losses	(12)	50
Other, net	(73)	20
Changes in assets and liabilities:
Other assets	64	14
Payable to dealers and others	7	23
Accrued expenses	29	(29)
Other payables with Caterpillar	(1)	3
Other liabilities	33	31
Net cash provided by operating activities	412	599

Cash flows from investing activities:
Expenditures for equipment on operating leases	(678)	(570)
Capital expenditures - excluding equipment on operating leases	(10)	(5)
Proceeds from disposals of equipment	340	429
Additions to finance receivables	(7,951)	(7,169)
Collections of finance receivables	7,520	6,899
Net changes in Caterpillar purchased receivables	(83)	615
Proceeds from sales of receivables	29	21
Net change in variable lending to Caterpillar	(77)	(19)
Additions to other notes receivable from Caterpillar	—	(91)
Collections of other notes receivable from Caterpillar	26	22
Settlements of undesignated derivatives	—	(26)
Net cash provided by (used for) investing activities	(884)	106

Cash flows from financing activities:
Net change in variable lending from Caterpillar	1	—
Proceeds from debt issued (original maturities greater than three months)	3,299	4,015
Payments on debt issued (original maturities greater than three months)	(2,208)	(4,233)
Short-term borrowings, net (original maturities three months or less)	(403)	(412)
Dividend paid to Caterpillar	(75)	—
Net cash provided by (used for) financing activities	614	(630)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(47)	(8)

Increase (decrease) in cash, cash equivalents and restricted cash	95	67
Cash, cash equivalents and restricted cash at beginning of year(1)	870	614
Cash, cash equivalents and restricted cash at end of period(1)	$965	$681

(1) As of June 30, 2023 and December 31, 2022, restricted cash, which is included in Other assets in the Consolidated Statements of Financial Position, was $2 million. Restricted cash primarily includes cash related to syndication activities.

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Notes to Consolidated Financial Statements
(Unaudited)

1.Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated profit for the three and six months ended June 30, 2023 and 2022, (b) the consolidated comprehensive income for the three and six months ended June 30, 2023 and 2022, (c) the consolidated financial position at June 30, 2023 and December 31, 2022, (d) the consolidated changes in shareholder’s equity for the three and six months ended June 30, 2023 and 2022 and (e) the consolidated cash flows for the six months ended June 30, 2023 and 2022. The preparation of financial statements, in conformity with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), requires management to make estimates and assumptions that affect the reported amounts. Significant estimates include residual values for leased assets, allowance for credit losses and income taxes. Actual results may differ from these estimates.

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

UNAUDITED

3.Finance Receivables

A summary of finance receivables included in the Consolidated Statements of Financial Position was as follows:

(Millions of dollars)	June 30, 2023	December 31, 2022
Retail loans, net(1)	$15,403	$14,973
Retail leases, net	6,714	6,965
Caterpillar purchased receivables, net	4,748	4,297
Wholesale loans, net(1)	823	545
Wholesale leases, net	6	7
Total finance receivables	27,694	26,787
Less: Allowance for credit losses	(320)	(346)
Total finance receivables, net	$27,374	$26,441

(1) Includes failed sale leasebacks.

Finance leases
Revenues from finance leases were $104 million and $109 million for the three months ended June 30, 2023 and 2022, respectively, and $208 million and $221 million for the six months ended June 30, 2023 and 2022, respectively, and are included in retail and wholesale finance revenue in the Consolidated Statements of Profit. The residual values for finance leases are included in Finance receivables, net in the Consolidated Statements of Financial Position. Residual value adjustments are recognized through a reduction of finance revenue over the remaining lease term.

Allowance for credit losses

Portfolio segments
A portfolio segment is the level at which we develop a systematic methodology for determining our allowance for credit losses. Our portfolio segments and related methods for estimating expected credit losses are as follows:

Customer
We provide loans and finance leases to end-user customers primarily for the purpose of financing new and used Caterpillar machinery, engines and equipment for commercial use. We also provide financing for power generation facilities that, in most cases, incorporate Caterpillar products. The average original term of our customer finance receivable portfolio was approximately 51 months with an average remaining term of approximately 27 months as of June 30, 2023.

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

During the three and six months ended June 30, 2023, our forecasts reflected a continuation of the trend of relatively low unemployment rates and delinquencies within our portfolio. However, industry delinquencies show an increasing trend as persistently high inflation rates and consequent central bank actions are weakening global economic growth. We believe the economic forecasts employed represent reasonable and supportable forecasts, followed by a reversion to long-term trends.

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

UNAUDITED

In general, our Dealer portfolio segment has not historically experienced large increases or decreases in credit losses based on changes in economic conditions due to our close working relationships with the dealers and their financial strength. Therefore, we made no adjustments to historical loss rates during the three and six months ended June 30, 2023.

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

In general, our Caterpillar Purchased Receivables portfolio segment has not historically experienced large increases or decreases in credit losses based on changes in economic conditions due to the short-term maturities of the receivables, our close working relationships with the dealers and their financial strength. Therefore, we made no adjustments to historical loss rates during the three and six months ended June 30, 2023.

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
•EAME - Finance receivables originated in Europe, Africa, the Middle East and Eurasia.
•Asia/Pacific - Finance receivables originated in Australia, New Zealand, China, Japan, Southeast Asia and India.
•Mining - Finance receivables related to large mining customers worldwide.
•Latin America - Finance receivables originated in Mexico and Central and South American countries.
•Power - Finance receivables originated worldwide related to Caterpillar electrical power generation, gas compression and co-generation systems and non-Caterpillar equipment that is powered by these systems.

UNAUDITED

An analysis of the allowance for credit losses was as follows:

(Millions of dollars)	Three Months Ended June 30, 2023				Three Months Ended June 30, 2022
	Customer	Dealer	Caterpillar Purchased Receivables	Total	Customer	Dealer	Caterpillar Purchased Receivables	Total
Beginning Balance	$278	$65	$5	$348	$271	$81	$5	$357
Write-offs	(21)	—	—	(21)	(18)	—	—	(18)
Recoveries	13	—	—	13	18	—	—	18
Provision for credit losses(1)	(6)	(15)	—	(21)	22	1	(1)	22
Other	1	—	—	1	(3)	—	—	(3)
Ending Balance	$265	$50	$5	$320	$290	$82	$4	$376

	Six Months Ended June 30, 2023				Six Months Ended June 30, 2022
	Customer	Dealer	Caterpillar Purchased Receivables	Total	Customer	Dealer	Caterpillar Purchased Receivables	Total
Beginning Balance	$277	$65	$4	$346	$251	$82	$4	$337
Write-offs	(41)	—	—	(41)	(38)	—	—	(38)
Recoveries	23	—	—	23	30	—	—	30
Provision for credit losses(1)	4	(15)	1	(10)	48	—	—	48
Other	2	—	—	2	(1)	—	—	(1)
Ending Balance	$265	$50	$5	$320	$290	$82	$4	$376

Finance Receivables	$20,325	$2,621	$4,748	$27,694	$20,483	$2,277	$3,979	$26,739

(1) Excludes provision for credit losses on unfunded commitments and other miscellaneous receivables.

UNAUDITED

Gross write-offs by origination year for the Customer portfolio segment were as follows:

(Millions of Dollars)	Three Months Ended June 30, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Finance Receivables	Total
North America	$—	$2	$2	$1	$1	$1	$3	$10
EAME	—	—	2	1	—	1	—	4
Asia/Pacific	—	1	1	2	—	—	—	4
Latin America	—	2	1	—	—	—	—	3
Total	$—	$5	$6	$4	$1	$2	$3	$21

	Six Months Ended June 30, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Finance Receivables	Total
North America	$—	$5	$5	$1	$1	$1	$7	$20
EAME	—	1	2	2	—	1	—	6
Asia/Pacific	—	1	3	3	1	—	—	8
Latin America	—	2	2	2	1	—	—	7
Total	$—	$9	$12	$8	$3	$2	$7	$41

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

UNAUDITED

Customer
The tables below summarize the aging category of our amortized cost of finance receivables in the Customer portfolio segment by origination year.

(Millions of dollars)	June 30, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$2,056	$3,251	$2,610	$1,104	$407	$109	$285	$9,822
31-60 days past due	13	31	24	15	10	2	3	98
61-90 days past due	3	13	10	6	2	1	1	36
91+ days past due	1	16	20	11	5	4	2	59
EAME
Current	623	1,091	757	361	190	155	—	3,177
31-60 days past due	3	8	11	4	1	1	—	28
61-90 days past due	1	5	6	3	2	—	—	17
91+ days past due	—	16	18	11	3	1	—	49
Asia/Pacific
Current	613	882	543	211	67	19	41	2,376
31-60 days past due	—	8	11	7	1	—	—	27
61-90 days past due	—	4	5	2	1	—	—	12
91+ days past due	1	4	5	4	1	—	—	15
Mining
Current	659	759	457	175	133	70	38	2,291
31-60 days past due	—	42	32	—	—	—	—	74
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	2	1	—	—	—	—	3
Latin America
Current	389	658	305	99	38	13	—	1,502
31-60 days past due	2	16	7	3	4	—	—	32
61-90 days past due	—	5	3	4	1	—	—	13
91+ days past due	—	16	21	9	9	22	—	77
Power
Current	30	74	75	89	47	145	154	614
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	3	—	3
Totals by Aging Category
Current	4,370	6,715	4,747	2,039	882	511	518	19,782
31-60 days past due	18	105	85	29	16	3	3	259
61-90 days past due	4	27	24	15	6	1	1	78
91+ days past due	2	54	65	35	18	30	2	206
Total	$4,394	$6,901	$4,921	$2,118	$922	$545	$524	$20,325

UNAUDITED

(Millions of dollars)	December 31, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$3,915	$3,276	$1,525	$653	$206	$34	$240	$9,849
31-60 days past due	25	26	18	12	4	1	4	90
61-90 days past due	9	15	7	3	1	—	3	38
91+ days past due	11	16	12	6	4	3	4	56
EAME
Current	1,270	953	477	280	155	68	—	3,203
31-60 days past due	10	12	7	1	1	—	—	31
61-90 days past due	8	4	3	1	—	—	—	16
91+ days past due	6	25	16	4	1	1	—	53
Asia/Pacific
Current	1,174	805	393	124	37	5	40	2,578
31-60 days past due	10	12	8	1	1	—	—	32
61-90 days past due	2	5	4	2	—	—	—	13
91+ days past due	2	6	6	4	—	—	—	18
Mining
Current	875	627	227	193	94	108	80	2,204
31-60 days past due	—	1	—	—	—	—	—	1
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	1	—	1
Latin America
Current	770	400	150	69	26	20	—	1,435
31-60 days past due	7	8	4	2	—	1	—	22
61-90 days past due	2	5	1	1	—	—	—	9
91+ days past due	2	13	11	2	1	—	—	29
Power
Current	82	87	146	51	18	161	125	670
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	5	—	5
Totals by Aging Category
Current	8,086	6,148	2,918	1,370	536	396	485	19,939
31-60 days past due	52	59	37	16	6	2	4	176
61-90 days past due	21	29	15	7	1	—	3	76
91+ days past due	21	60	45	16	6	10	4	162
Total	$8,180	$6,296	$3,015	$1,409	$549	$408	$496	$20,353

Finance receivables in the Customer portfolio segment are substantially secured by collateral, primarily in the form of Caterpillar and other equipment. For those contracts where the borrower is experiencing financial difficulty, repayment of the outstanding amounts is generally expected to be provided through the operation or repossession and sale of the equipment.

UNAUDITED

Dealer
As of June 30, 2023 and December 31, 2022, our total amortized cost of finance receivables within the Dealer portfolio segment was current, with the exception of $47 million and $62 million, respectively, that was 91+ days past due in Latin America, all of which was originated in 2017.

Caterpillar Purchased Receivables
The tables below summarize the aging category of our amortized cost of finance receivables in the Caterpillar Purchased Receivables portfolio segment.

(Millions of dollars)
	June 30, 2023
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables
North America	$8	$4	$4	$16	$2,770	$2,786
EAME	1	1	1	3	876	879
Asia/Pacific	1	—	—	1	619	620
Latin America	7	6	12	25	425	450
Power	1	—	1	2	11	13
Total	$18	$11	$18	$47	$4,701	$4,748

(Millions of dollars)
	December 31, 2022
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables
North America	$11	$7	$4	$22	$2,458	$2,480
EAME	1	—	2	3	812	815
Asia/Pacific	6	2	2	10	555	565
Latin America	9	2	14	25	406	431
Power	1	—	—	1	5	6
Total	$28	$11	$22	$61	$4,236	$4,297

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

UNAUDITED

In our Customer portfolio segment, finance receivables which were on non-accrual status and finance receivables over 90 days past due and still accruing income were as follows:

(Millions of dollars)	June 30, 2023			December 31, 2022
	Amortized Cost			Amortized Cost
	Non-accrual With an Allowance	Non-accrual Without an Allowance	91+ Still Accruing	Non-accrual With an Allowance	Non-accrual Without an Allowance	91+ Still Accruing
North America	$54	$—	$15	$52	$4	$11
EAME	44	—	7	43	—	10
Asia/Pacific	10	—	5	11	—	7
Mining	3	—	—	—	1	—
Latin America	85	—	—	45	—	—
Power	10	—	—	5	11	—
Total	$206	$—	$27	$156	$16	$28

There were $47 million and $62 million, respectively, in finance receivables in our Dealer portfolio segment on non-accrual status as of June 30, 2023 and December 31, 2022, all of which was in Latin America.

Modifications
We periodically modify the terms of our finance receivable agreements in response to borrowers’ financial difficulty. Typically, the types of modifications granted are payment deferrals, interest only payment periods and/or term extensions. Many modifications we grant are for commercial reasons or for borrowers experiencing some form of short-term financial stress and may result in insignificant payment delays. We do not consider these borrowers to be experiencing financial difficulty. Modifications for borrowers we do consider to be experiencing financial difficulty typically result in payment deferrals and/or reduced payments for a period of four months or longer, term extension of six months or longer or a combination of both.

During the three and six months ended June 30, 2023, there were no finance receivable modifications granted to borrowers experiencing financial difficulty in the Dealer or Caterpillar Purchased Receivables portfolio segments. The amortized cost basis of finance receivables modified for borrowers experiencing financial difficulty in the Customer portfolio segment during the three and six months ended June 30, 2023, was $22 million and $30 million, respectively. Total modifications with borrowers experiencing financial difficulty represented 0.08 percent and 0.11 percent of our finance receivable portfolio for the same periods, respectively.

After we modify a finance receivable, we continue to track its performance under its most recent modified terms. As of June 30, 2023, all finance receivables modified with borrowers experiencing financial difficulty are current except for $1 million in EAME that was 31-60 days past due.

For the three and six months ended June 30, 2023, the financial effects of term extensions for borrowers experiencing financial difficulty added a weighted average of 18 and 21 months, respectively, to the terms of modified contracts. For the three and six months ended June 30, 2023, the financial effects of payment delays for borrowers experiencing financial difficulty resulted in weighted average payment deferral and/or interest only periods of 7 and 8 months, respectively.

The effect of most modifications made to finance receivables for borrowers experiencing financial difficulty is already included in the allowance for credit losses based on the methodologies used to estimate the allowance; therefore, a change to the allowance for credit losses is generally not recorded upon modification. On rare occasions when principal forgiveness is provided, the amount forgiven is written off against the allowance for credit losses.

UNAUDITED

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

There were no finance receivables modified as TDRs during the three and six months ended June 30, 2022 for the Dealer or Caterpillar Purchased Receivables portfolio segments. Finance receivables in the Customer portfolio segment modified as TDRs were as follows:

(Millions of dollars)	Three Months Ended June 30, 2022
	Pre-TDR Amortized Cost	Post-TDR Amortized Cost
North America	$1	$1
Power	3	2
Total	$4	$3

	Six Months Ended June 30, 2022
	Pre-TDR Amortized Cost	Post-TDR Amortized Cost
North America	$1	$1
EAME	1	1
Power	9	8
Total	$11	$10

During the three months ended June 30, 2022, there were no TDRs in the Customer portfolio segment with a payment default (defined as 91+ days past due) which had been modified within twelve months prior to the default date. During the six months ended June 30, 2022, the Post-TDR amortized cost of TDRs in the Customer portfolio segment with a payment default which had been modified within twelve months prior to the default date was $5 million, all of which was in Mining.

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

The location and fair value of derivative instruments reported in the Consolidated Statements of Financial Position were as follows:

(Millions of dollars)
	June 30, 2023		December 31, 2022
	Assets[1]	Liabilities[2]	Assets[1]	Liabilities[2]
Designated derivatives
Foreign exchange contracts	$258	$(60)	$305	$(44)
Interest rate contracts	65	(108)	87	(113)
	$323	$(168)	$392	$(157)
Undesignated derivatives
Foreign exchange contracts	$31	$(51)	$25	$(42)
	$31	$(51)	$25	$(42)

(1) Assets are classified on the Consolidated Statements of Financial Position as Other assets.
(2) Liabilities are classified on the Consolidated Statements of Financial Position as Accrued expenses.

The total notional amount of our derivative instruments was $12.78 billion and $13.18 billion as of June 30, 2023 and December 31, 2022, respectively. The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties. We calculate the amounts exchanged by the parties by referencing the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates and interest rates.

Gains (Losses) on derivative instruments are categorized as follows:

(Millions of dollars)
	Fair Value / Undesignated Hedges		Cash Flow Hedges
	Gains (Losses) Recognized[1]		Gains (Losses) Recognized in AOCI		Gains (Losses) Reclassified from AOCI[2]

	Three Months Ended June 30,
	2023	2022	2023	2022	2023	2022
Foreign exchange contracts	$33	$37	$16	$321	$18	$337
Interest rate contracts	(18)	3	14	21	14	(2)
	$15	$40	$30	$342	$32	$335

	Six Months Ended June 30,
	2023	2022	2023	2022	2023	2022
Foreign exchange contracts	$(1)	$(42)	$(17)	$294	$(32)	$353
Interest rate contracts	(33)	9	12	77	28	(8)
	$(34)	$(33)	$(5)	$371	$(4)	$345

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

UNAUDITED

The following amounts were recorded in the Consolidated Statements of Financial Position related to cumulative basis adjustments for fair value hedges:

(Millions of dollars)
	Carrying Value of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Value of the Hedged Liabilities
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Current maturities of long-term debt	$195	$—	$(5)	$—
Long-term debt	1,952	2,091	(102)	(112)
Total	$2,147	$2,091	$(107)	$(112)

As of June 30, 2023, $31 million of deferred net gains, net of tax, included in equity (AOCI in the Consolidated Statements of Financial Position), related to our cash flow hedges, are expected to be reclassified to earnings over the next twelve months. The actual amount recorded in earnings will vary based on interest rates and exchange rates at the time the hedged transactions impact earnings.

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

Collateral is typically not required of the counterparties or us under the master netting agreements. As of June 30, 2023 and December 31, 2022, no cash collateral was received or pledged under the master netting agreements.

The effect of net settlement provisions of the master netting agreements on our derivative balances upon an event of default or a termination event was as follows:

(Millions of dollars)
	June 30, 2023		December 31, 2022
	Assets	Liabilities	Assets	Liabilities
Gross amounts recognized	$354	$(219)	$417	$(199)
Financial instruments not offset	(103)	103	(108)	108
Net amount	$251	$(116)	$309	$(91)

UNAUDITED

5.Accumulated Other Comprehensive Income (Loss)

We present Comprehensive income (loss) and its components in the Consolidated Statements of Comprehensive Income. Changes in Accumulated other comprehensive income (loss) included in the Consolidated Statements of Changes in Shareholder’s Equity consisted of the following:

(Millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Foreign currency translation
Balance at beginning of period	$(1,026)	$(754)	$(1,068)	$(762)
Gains (losses) on foreign currency translation	(33)	(217)	—	(198)
Less: Tax provision/(benefit)	—	31	(9)	42
Net gains (losses) on foreign currency translation	(33)	(248)	9	(240)
Other comprehensive income (loss), net of tax	(33)	(248)	9	(240)
Balance at end of period	$(1,059)	$(1,002)	$(1,059)	$(1,002)

Derivative financial instruments
Balance at beginning of period	$22	$4	$21	$(12)
Gains (losses) deferred	30	342	(5)	371
Less: Tax provision/(benefit)	7	57	(2)	63
Net gains (losses) deferred	23	285	(3)	308
(Gains) losses reclassified to earnings	(32)	(335)	4	(345)
Less: Tax (provision)/benefit	(8)	(57)	1	(60)
Net (gains) losses reclassified to earnings	(24)	(278)	3	(285)
Other comprehensive income (loss), net of tax	(1)	7	—	23
Balance at end of period	$21	$11	$21	$11

Total Accumulated other comprehensive income (loss) at end of period	$(1,038)	$(991)	$(1,038)	$(991)

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
•EAME - Includes our operations in Europe, Africa, the Middle East and Eurasia.
•Asia/Pacific - Includes our operations in Australia, New Zealand, China, Japan, Southeast Asia and India.
•Latin America - Includes our operations in Mexico and Central and South American countries.
•Mining - Provides financing for large mining customers worldwide.
•Power - Provides financing worldwide for Caterpillar electrical power generation, gas compression and co-generation systems and non-Caterpillar equipment that is powered by these systems.

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
◦The net gain or loss from interest rate derivatives is excluded from segment reporting.

UNAUDITED

Supplemental segment data and reconciliations to consolidated external reporting for the three months ended June 30 was as follows:

(Millions of dollars) 2023	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at June 30, 2023	Capital expenditures
North America	$436	$154	$108	$127	$2	$15,777	$293
EAME	88	18	25	15	2	5,100	12
Asia/Pacific	73	33	23	1	(3)	3,787	1
Latin America	87	47	44	3	(21)	2,834	7
Mining	79	25	18	30	(6)	2,879	96
Power	14	(1)	6	—	5	650	—
Total Segments	777	276	224	176	(21)	31,027	409
Unallocated	20	(131)	95	—	—	1,941	1
Timing	(4)	—	—	—	—	19	—
Methodology	—	60	(74)	—	—	211	—
Inter-segment Eliminations (1)	—	—	—	—	—	(176)	—
Total	$793	$205	$245	$176	$(21)	$33,022	$410

2022	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at December 31, 2022	Capital expenditures
North America	$370	$134	$58	$127	$10	$15,229	$248
EAME	68	5	11	14	16	5,067	42
Asia/Pacific	71	34	19	2	3	3,921	1
Latin America	71	15	35	2	6	2,636	16
Mining	74	25	10	36	(8)	2,700	25
Power	11	8	2	—	(4)	704	—
Total Segments	665	221	135	181	23	30,257	332
Unallocated	6	(70)	43	—	—	1,628	2
Timing	(3)	2	—	—	—	18	—
Methodology	—	46	(58)	—	—	278	—
Inter-segment Eliminations (1)	—	—	—	—	—	(224)	—
Total	$668	$199	$120	$181	$23	$31,957	$334

 (1) Elimination is primarily related to intercompany loans

UNAUDITED

Supplemental segment data and reconciliations to consolidated external reporting for the six months ended June 30 was as follows:

(Millions of dollars) 2023	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at June 30, 2023	Capital expenditures
North America	$854	$303	$203	$250	$7	$15,777	$515
EAME	172	44	46	29	2	5,100	36
Asia/Pacific	143	67	46	2	(4)	3,787	2
Latin America	169	66	84	6	(15)	2,834	10
Mining	167	59	33	62	(7)	2,879	119
Power	28	4	12	1	5	650	—
Total Segments	1,533	543	424	350	(12)	31,027	682
Unallocated	35	(241)	171	—	—	1,941	6
Timing	(7)	—	—	—	—	19	—
Methodology	—	107	(133)	—	—	211	—
Inter-segment Eliminations (1)	—	—	—	—	—	(176)	—
Total	$1,561	$409	$462	$350	$(12)	$33,022	$688

2022	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at December 31, 2022	Capital expenditures
North America	$729	$261	$112	$255	$16	$15,229	$447
EAME	135	5	18	28	42	5,067	56
Asia/Pacific	146	71	36	3	4	3,921	3
Latin America	129	34	61	4	5	2,636	18
Mining	146	45	18	74	(10)	2,700	47
Power	30	23	5	1	(7)	704	—
Total Segments	1,315	439	250	365	50	30,257	571
Unallocated	11	(142)	85	—	—	1,628	4
Timing	(6)	3	—	—	—	18	—
Methodology	—	92	(109)	—	—	278	—
Inter-segment Eliminations (1)	—	—	—	—	—	(224)	—
Total	$1,320	$392	$226	$365	$50	$31,957	$575

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

No significant loss has been experienced or is anticipated under any of these guarantees. At June 30, 2023 and December 31, 2022, the related recorded liability was less than $1 million. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees was $20 million and $26 million at June 30, 2023 and December 31, 2022, respectively.

UNAUDITED

We provide guarantees to purchase certain loans of Caterpillar dealers from a special-purpose corporation (SPC) that qualifies as a VIE. The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers. This SPC issues commercial paper and uses the proceeds to fund its loan program. We receive a fee for providing this guarantee. We are the primary beneficiary of the SPC as our guarantees result in us having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses and therefore we have consolidated the financial statements of the SPC. As of June 30, 2023 and December 31, 2022, the SPC’s assets of $1.24 billion and $971 million, respectively, were primarily comprised of loans to dealers, which are included in Finance receivables, net in the Consolidated Statements of Financial Position, and the SPC’s liabilities of $1.24 billion and $970 million, respectively, were primarily comprised of commercial paper, which is included in Short-term borrowings in the Consolidated Statements of Financial Position. The assets of the SPC are not available to pay our creditors. We may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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

UNAUDITED

Derivative financial instruments are measured on a recurring basis at fair value and are classified as Level 2 measurements. We had derivative financial instruments included in our Consolidated Statements of Financial Position in a net asset position of $135 million and $218 million as of June 30, 2023 and December 31, 2022, respectively.

See Note 4 for additional information.

Loans measured at fair value
Certain loans are subject to measurement at fair value on a nonrecurring basis and are classified as Level 3 measurements. A loan is measured at fair value when management determines that collection of contractual amounts due is not probable and the loan is individually evaluated. In these cases, an allowance for credit losses may be established based either on the present value of expected future cash flows discounted at the receivables’ effective interest rate, the fair value of the collateral for collateral-dependent receivables or the observable market price of the receivable. In determining collateral value, we estimate the current fair market value of the collateral less selling costs. We had loans carried at fair value of $58 million and $68 million as of June 30, 2023 and December 31, 2022, respectively.
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
Long-term debt – we estimate fair value for fixed and floating-rate debt based on quoted market prices.

Financial instruments not carried at fair value were as follows:

(Millions of dollars)	June 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets
Finance receivables, net (excluding finance leases(1))	$20,217	$19,535	$19,085	$18,448	3	Note 3
Liabilities
Long-term debt	$22,573	$21,963	$21,418	$20,686	2

(1) Represents finance leases and failed sale leasebacks of $7.16 billion and $7.36 billion as of June 30, 2023 and December 31, 2022, respectively.

9.Income Taxes

The provision for income taxes reflected an estimated annual tax rate of 26 percent for both the second quarter of 2023 and 2022.

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

OVERVIEW

We reported second-quarter 2023 revenues of $793 million, an increase of $125 million, or 19 percent, compared with $668 million in the second quarter of 2022. Second-quarter 2023 profit was $150 million, an increase of $7 million, or 5 percent, compared with $143 million in the second quarter of 2022. The increase in revenues was primarily due to a $120 million favorable impact from higher average financing rates.

Second-quarter 2023 profit before income taxes was $205 million, an increase of $6 million, or 3 percent, compared with $199 million in the second quarter of 2022. The increase was mainly due to a $44 million favorable impact from a lower provision for credit losses and a $12 million increase in net yield on average earning assets, partially offset by unfavorable currency impacts of $27 million and an $18 million increase in general, operating and administrative expenses.

The provision for income taxes reflected an estimated annual tax rate of 26 percent for both the second quarter of 2023 and 2022.

During the second quarter of 2023, retail new business volume was $3.15 billion, an increase of $57 million, or 2 percent, compared with $3.10 billion in the second quarter of 2022. The increase was primarily driven by higher volume in Mining, partially offset by lower volume in EAME and Latin America.

At the end of the second quarter of 2023, past dues were 2.15 percent, compared with 2.19 percent at the end of the second quarter of 2022. Write-offs, net of recoveries, were $8 million for the second quarter of 2023, compared with less than $1 million for the second quarter of 2022. As of June 30, 2023, the allowance for credit losses totaled $320 million, or 1.15 percent of finance receivables, compared with $348 million, or 1.27 percent of finance receivables at March 31, 2023. The allowance for credit losses at year-end 2022 was $346 million, or 1.29 percent of finance receivables.

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

UNAUDITED

THREE MONTHS ENDED JUNE 30, 2023 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2022

Consolidated Total Revenues

The chart above graphically illustrates reasons for the change in consolidated total revenues between second quarter 2022 (at left) and second quarter 2023 (at right). Items favorably impacting total revenues appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting total revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Retail revenue for the second quarter of 2023 was $354 million, an increase of $53 million from the same period in 2022. The increase was due to a $60 million favorable impact from higher interest rates on retail finance receivables, partially offset by a $7 million unfavorable impact from lower average earning assets. For the quarter ended June 30, 2023, retail average earning assets were $21.86 billion, a decrease of $580 million from the same period in 2022. The annualized average yield was 6.48 percent for the second quarter of 2023, compared with 5.37 percent for the second quarter of 2022.

Operating lease revenue for the second quarter of 2023 was $222 million, a decrease of $2 million from the same period in 2022. The decrease was primarily due to a $7 million unfavorable impact from lower average earning assets, partially offset by a $5 million favorable impact from higher rental rates on operating leases.

Wholesale revenue for the second quarter of 2023 was $173 million, an increase of $74 million from the same period in 2022. The increase was due to a $54 million favorable impact from higher interest rates on wholesale finance receivables and a $20 million favorable impact from higher average earning assets. For the quarter ended June 30, 2023, wholesale average earning assets were $5.36 billion, an increase of $881 million from the same period in 2022. The annualized average yield was 12.92 percent for the second quarter of 2023, compared with 8.88 percent for the second quarter of 2022.

Other revenue, net items were as follows:

(Millions of dollars)	Three Months Ended June 30,
	2023	2022	Change
Net gain on returned or repossessed equipment	$17	$21	$(4)
Finance receivable and operating lease fees (including late charges)	15	15	—
Interest income on Notes receivable from Caterpillar	5	4	1
Miscellaneous other revenue, net	7	4	3
Total Other revenue, net	$44	$44	$—

There was a $13 million unfavorable impact from currency translation on revenues in the second quarter of 2023. Currency translation represents the net impact from converting the results of our subsidiaries to U.S. dollar reporting currency and is included in all financial statement line items and each of the items included in the above analysis.

UNAUDITED

Consolidated Profit Before Income Taxes

(1) Analysis excludes $4 million in offsetting revenues and expenses for property taxes on operating leases for both the second quarter of 2023 and 2022.
The chart above graphically illustrates reasons for the change in consolidated profit before income taxes between second quarter 2022 (at left) and second quarter 2023 (at right). Items favorably impacting profit before income taxes appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting profit before income taxes appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Second-quarter 2023 profit before income taxes was $205 million, an increase of $6 million, or 3 percent, compared with $199 million for the second quarter of 2022. The increase was mainly due to a $44 million favorable impact from a lower provision for credit losses and a $12 million increase in net yield on average earning assets, partially offset by unfavorable currency impacts of $27 million and an $18 million increase in general, operating and administrative expenses.

There was a $5 million unfavorable impact from currency translation on profit before income taxes in the second quarter of 2023. Currency translation represents the net impact from converting the results of our subsidiaries to U.S. dollar reporting currency and is included in all financial statement line items and each of the items included in the above analysis.

Provision for Income Taxes
The provision for income taxes reflected an estimated annual tax rate of 26 percent for both the second quarter of 2023 and 2022.

UNAUDITED

SIX MONTHS ENDED JUNE 30, 2023 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2022

Consolidated Total Revenues

The chart above graphically illustrates reasons for the change in consolidated total revenues between June YTD 2022 (at left) and June YTD 2023 (at right). Items favorably impacting total revenues appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting total revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Retail revenue for the first six months of 2023 was $694 million, an increase of $103 million from the same period in 2022. The increase was due to a $120 million favorable impact from higher interest rates on retail finance receivables, partially offset by a $17 million unfavorable impact from lower average earning assets. For the six months ended June 30, 2023, retail average earning assets were $21.82 billion, a decrease of $645 million from the same period in 2022. The annualized average yield was 6.36 percent for the first six months of 2023, compared with 5.26 percent for the same period in 2022.

Operating lease revenue for the first six months of 2023 was $440 million, a decrease of $9 million from the same period in 2022. The decrease was primarily due to a $20 million unfavorable impact from lower average earning assets, partially offset by an $11 million favorable impact from higher rental rates on operating leases.

Wholesale revenue for the first six months of 2023 was $324 million, an increase of $141 million from the same period in 2022. The increase was due to a $115 million favorable impact from higher interest rates on wholesale finance receivables and a $26 million favorable impact from higher average earning assets. For the six months ended June 30, 2023, wholesale average earning assets were $5.10 billion, an increase of $616 million from the same period in 2022. The annualized average yield was 12.70 percent for the first six months of 2023, compared with 8.18 percent for the same period in 2022.

Other revenue, net items were as follows:

(Millions of dollars)	Six Months Ended June 30,
	2023	2022	Change
Net gain on returned or repossessed equipment	$49	$51	$(2)
Finance receivable and operating lease fees (including late charges)	31	30	1
Interest income on Notes receivable from Caterpillar	10	8	2
Miscellaneous other revenue, net	13	8	5
Total Other revenue, net	$103	$97	$6

There was a $24 million unfavorable impact from currency translation on revenues in the first six months of 2023. Currency translation represents the net impact from converting the results of our subsidiaries to U.S. dollar reporting currency and is included in all financial statement line items and each of the items included in the above analysis.

UNAUDITED

Consolidated Profit Before Income Taxes

(1) Analysis excludes $7 million and $8 million in offsetting revenues and expenses for property taxes on operating leases for June YTD 2023 and 2022, respectively.
The chart above graphically illustrates reasons for the change in consolidated profit before income taxes between June YTD 2022 (at left) and June YTD 2023 (at right). Items favorably impacting profit before income taxes appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting profit before income taxes appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Profit before income taxes was $409 million for the first six months of 2023, an increase of $17 million, or 4 percent, compared with $392 million for the same period in 2022. The increase was mainly due to a $62 million favorable impact from a lower provision for credit losses and a $32 million increase in net yield on average earning assets, partially offset by unfavorable currency impacts of $49 million and a $21 million increase in general, operating and administrative expenses.

There was a $10 million unfavorable impact from currency translation on profit before income taxes in the first six months of 2023. Currency translation represents the net impact from converting the results of our subsidiaries to U.S. dollar reporting currency and is included in all financial statement line items and each of the items included in the above analysis.

Provision for Income Taxes
The provision for income taxes reflected an estimated annual tax rate of 26 percent for the first six months of 2023 and the same period in 2022.

UNAUDITED

Finance Receivables and Equipment on Operating Leases

New Business Volume

(Millions of dollars)	Six Months Ended June 30,
	2023	2022	Change
New retail financing	$4,927	$5,292	$(365)
New operating lease activity	689	582	107
New wholesale financing	27,415	22,607	4,808
Total	$33,031	$28,481	$4,550

New retail financing decreased due to lower volume across all segments with the exception of increases in Mining and Power. New operating lease activity increased due to higher rentals of Caterpillar equipment. New wholesale financing increased primarily due to higher purchases of trade receivables from Caterpillar.

Total Managed Portfolio
We define total portfolio as Finance receivables, net plus Equipment on operating leases, net. We also manage and service receivables and leases that have been sold by us to third parties with limited or no recourse in order to mitigate our concentration of credit risk with certain customers. These assets are not available to pay our creditors. Total managed portfolio was as follows:

(Millions of dollars)	June 30, 2023	December 31, 2022	Change
Finance receivables, net	$27,374	$26,441	$933
Equipment on operating leases, net	3,016	2,911	105
Total portfolio	$30,390	$29,352	$1,038

Retail loans, net	$77	$68	$9
Retail leases, net	18	23	(5)
Operating leases	17	21	(4)
Total off-balance sheet managed assets	$112	$112	$—

Total managed portfolio	$30,502	$29,464	$1,038

Total Portfolio Metrics
At the end of the second quarter of 2023, past dues were 2.15 percent, compared with 2.19 percent at the end of the second quarter of 2022. Total non-performing finance receivables, which represent finance receivables currently on non-accrual status, were $253 million and $234 million at June 30, 2023 and December 31, 2022, respectively. Total non-performing finance receivables as a percentage of our finance receivables were less than 1 percent at June 30, 2023 and December 31, 2022.

Our allowance for credit losses as of June 30, 2023 was $320 million, or 1.15 percent of finance receivables, compared with $346 million, or 1.29 percent, as of December 31, 2022. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and economic forecasts. We believe our allowance is sufficient to provide for losses over the remaining life of our finance receivable portfolio as of June 30, 2023.

UNAUDITED

CAPITAL RESOURCES AND LIQUIDITY

Maintaining and managing adequate capital and liquidity resources includes management of funding sources and their utilization based on current, future and contingent needs. Throughout the second quarter of 2023, we experienced favorable liquidity conditions. We ended the second quarter of 2023 with $963 million of cash, an increase of $95 million from year-end 2022. Our cash balances are held in numerous locations throughout the world with approximately $809 million held by our non-U.S. subsidiaries, including $170 million in Russia which is currently subject to local government restrictions that substantially limit transfer outside of the country. We expect to meet our U.S. funding needs without repatriating undistributed profits that are indefinitely reinvested outside the U.S.

BORROWINGS

Borrowings consist primarily of medium-term notes and commercial paper, the combination of which is used to manage interest rate risk and funding requirements.

We receive debt ratings from the major credit rating agencies. In May 2023, Fitch upgraded our debt rating to "high-A," while Moody's and S&P maintain a "mid-A" debt rating. A downgrade of our credit ratings by any of the major credit rating agencies could result in increased borrowing costs and could make access to certain credit markets more difficult. In the event economic conditions deteriorate such that access to debt markets becomes unavailable, we would rely on cash flows from our existing portfolio, existing cash balances, access to our committed credit facilities and other credit line facilities, and potential borrowings from Caterpillar. In addition, Caterpillar maintains a support agreement with us, which requires Caterpillar to remain our sole owner and may, under certain circumstances, require Caterpillar to make payments to us should we fail to maintain certain financial ratios.

Total borrowings outstanding as of June 30, 2023 were $28.15 billion, an increase of $750 million from December 31, 2022. Outstanding borrowings were as follows:

(Millions of dollars)	June 30, 2023	December 31, 2022
Medium-term notes, net	$21,794	$20,672
Commercial paper, net of unamortized discount	5,045	5,455
Bank borrowings and other – long-term	779	746
Bank borrowings and other – short-term	253	234
Variable denomination floating rate demand notes	250	265
Notes payable to Caterpillar	24	23
Total outstanding borrowings	$28,145	$27,395

Medium-term notes
We issue medium-term unsecured notes through securities dealers or underwriters in the U.S., Europe, and other international capital markets. These notes are offered in several currencies and with a variety of maturities. These notes are senior unsecured obligations of the Company. Medium-term notes issued totaled $3.23 billion and redeemed totaled $2.11 billion for the six months ended June 30, 2023. Medium-term notes, net outstanding as of June 30, 2023 mature as follows:

(Millions of dollars)
2023	$3,522
2024	7,252
2025	5,483
2026	3,697
2027	1,946
Thereafter	1
Fair value adjustments	(107)
Total	$21,794

UNAUDITED

Commercial paper
We issue unsecured commercial paper in the U.S., Europe and other international capital markets. These short-term promissory notes are issued on a discounted basis and are payable at maturity. As of June 30, 2023, there was $5.05 billion outstanding in commercial paper.

Revolving credit facilities
As of June 30, 2023, we had three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and us for general liquidity purposes. Based on management’s allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of June 30, 2023 was $7.75 billion. Information on our Credit Facility is as follows:

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

At June 30, 2023, Caterpillar’s consolidated net worth was $18.30 billion, which was above the $9.00 billion required under the Credit Facility. The consolidated net worth is defined in the Credit Facility as the consolidated shareholders’ equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).

At June 30, 2023, our covenant interest coverage ratio was 1.96 to 1. This was above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain (loss) from interest rate derivatives to (2) interest expense, calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at June 30, 2023, our six-month covenant leverage ratio was 7.02 to 1. This was below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event that either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants. Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At June 30, 2023, there were no borrowings under the Credit Facility.

Bank borrowings
Available credit lines with banks as of June 30, 2023 totaled $3.57 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements. We may guarantee subsidiary borrowings under these lines. As of June 30, 2023, we had $1.03 billion outstanding against these credit lines and were in compliance with all debt covenants under these credit lines.

Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction. We do not hold reserves to fund the payment of the demand notes. The notes are offered on a continuous basis. As of June 30, 2023, there were $250 million of variable denomination floating rate demand notes outstanding. The maximum amount of variable denomination floating rate demand notes that we may have outstanding at any time may not exceed $1.25 billion.

UNAUDITED

Notes receivable from/payable to Caterpillar
Under our variable amount and term lending agreements and other notes receivable with Caterpillar, we may borrow up to $2.45 billion from Caterpillar and Caterpillar may borrow up to $1.75 billion from us. The variable amount lending agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice. The term lending agreements have remaining maturities ranging up to ten years. We had notes payable of $24 million and notes receivable of $534 million outstanding under these agreements as of June 30, 2023.

OFF-BALANCE SHEET ARRANGEMENTS

We are a party to certain off-balance sheet arrangements, primarily in the form of guarantees. Please refer to Note 7 of Notes to Consolidated Financial Statements for further information.

CASH FLOWS

Operating cash flow was $412 million in the first six months of 2023, compared with $599 million for the same period in 2022. Net cash used for investing activities was $884 million in the first six months of 2023, compared with net cash provided of $106 million for the same period in 2022. The change was primarily due to portfolio related activity. Net cash provided by financing activities was $614 million in the first six months of 2023, compared with net cash used of $630 million for the same period in 2022. The change was primarily due to higher portfolio funding requirements.

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

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the second quarter of 2023 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Caterpillar Financial Services Corporation

Date:	August 2, 2023	/s/ David T. Walton
David T. Walton, President, Director and Chief Executive Officer

Date:	August 2, 2023	/s/ Kristen R. Covey
Kristen R. Covey, Executive Vice President and Chief Financial Officer

Date:	August 2, 2023	/s/ James M. Rooney
James M. Rooney, Secretary

Date:	August 2, 2023	/s/ Sumeet Puri
Sumeet Puri, Controller (Principal Accounting Officer)