Form 10-Q
period 2023-09-30
CATERPILLAR FINANCIAL SERVICES CORP
filed 2023-11-01
CIK 764764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Yes ☐ No ☒

As of November 1, 2023, one share of common stock of the registrant was outstanding, which is owned by Caterpillar Inc.

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

UNAUDITED

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In addition to the accompanying unaudited consolidated financial statements for Caterpillar Financial Services Corporation (together with its subsidiaries, “Cat Financial,” “the Company,” “we,” “us” or “our”), we suggest that you read our 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 15, 2023. The Company files electronically with the SEC required reports on Form 8-K, Form 10-Q, Form 10-K; registration statements on Form S-3; and other forms or reports as required. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished with the SEC are available free of charge through Caterpillar Inc.’s (“Caterpillar”) website (www.caterpillar.com/secfilings) as soon as reasonably practicable after filing with the SEC. In addition, the public may obtain more detailed information about our parent company, Caterpillar, by visiting its website (www.caterpillar.com). None of the information contained at any time on our website or Caterpillar’s website is incorporated by reference into this document.

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF PROFIT
(Unaudited)
(Dollars in Millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenues:
Retail finance	$378	$312	$1,072	$903
Operating lease	232	222	672	671
Wholesale finance	184	117	508	300
Other, net	52	39	155	136
Total revenues	846	690	2,407	2,010

Expenses:
Interest	280	151	742	377
Depreciation on equipment leased to others	182	179	532	544
General, operating and administrative	153	136	434	397
Provision for credit losses	35	(16)	23	34
Other	7	7	23	20
Total expenses	657	457	1,754	1,372

Other income (expense)	(19)	(45)	(74)	(58)

Profit before income taxes	170	188	579	580

Provision for income taxes	72	55	177	157

Profit of consolidated companies	98	133	402	423

Less: Profit attributable to noncontrolling interests	—	2	5	6

Profit attributable to Caterpillar Financial Services Corporation	$98	$131	$397	$417

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Profit of consolidated companies	$98	$133	$402	$423

Other comprehensive income (loss), net of tax (Note 5):
Foreign currency translation	(102)	(296)	(99)	(543)
Derivative financial instruments	(4)	(5)	(4)	18
Total Other comprehensive income (loss), net of tax	(106)	(301)	(103)	(525)

Comprehensive income (loss)	(8)	(168)	299	(102)

Less: Comprehensive income (loss) attributable to noncontrolling interests	—	(6)	(1)	(9)

Comprehensive income (loss) attributable to Caterpillar Financial Services Corporation	$(8)	$(162)	$300	$(93)

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in Millions, except share data)

	September 30, 2023	December 31, 2022
Assets:
Cash and cash equivalents	$561	$868
Finance receivables, net of Allowance for credit losses of $340 and $346	27,202	26,441
Notes receivable from Caterpillar	549	482
Equipment on operating leases, net	3,033	2,911
Other assets	1,119	1,255
Total assets	$32,464	$31,957

Liabilities and shareholder’s equity:
Payable to dealers and others	$152	$163
Payable to Caterpillar - borrowings and other	126	124
Accrued expenses	451	380
Short-term borrowings	4,218	5,954
Current maturities of long-term debt	7,619	5,202
Long-term debt	15,789	16,216
Other liabilities	1,002	955
Total liabilities	29,357	28,994

Commitments and contingent liabilities (Note 7)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid-in amount)	745	745
Additional paid-in capital	2	2
Retained earnings	3,431	3,109
Accumulated other comprehensive income (loss)	(1,144)	(1,047)
Noncontrolling interests	73	154
Total shareholder’s equity	3,107	2,963

Total liabilities and shareholder’s equity	$32,464	$31,957

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(Unaudited)
(Dollars in Millions)

Three Months Ended September 30, 2022	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance at June 30, 2022	$745	$2	$3,135	$(991)	$156	$3,047
Profit of consolidated companies			131		2	133
Foreign currency translation, net of tax				(288)	(8)	(296)
Derivative financial instruments, net of tax				(5)		(5)
Balance at September 30, 2022	$745	$2	$3,266	$(1,284)	$150	$2,879

Three Months Ended September 30, 2023
Balance at June 30, 2023	$745	$2	$3,333	$(1,038)	$153	$3,195
Profit of consolidated companies			98			98
Dividend paid to Caterpillar					(80)	(80)
Foreign currency translation, net of tax				(102)		(102)
Derivative financial instruments, net of tax				(4)		(4)
Balance at September 30, 2023	$745	$2	$3,431	$(1,144)	$73	$3,107

Nine Months Ended September 30, 2022
Balance at December 31, 2021	$745	$2	$2,849	$(774)	$159	$2,981
Profit of consolidated companies			417		6	423
Foreign currency translation, net of tax				(528)	(15)	(543)
Derivative financial instruments, net of tax				18		18
Balance at September 30, 2022	$745	$2	$3,266	$(1,284)	$150	$2,879

Nine Months Ended September 30, 2023
Balance at December 31, 2022	$745	$2	$3,109	$(1,047)	$154	$2,963
Profit of consolidated companies			397		5	402
Dividend paid to Caterpillar			(75)		(80)	(155)
Foreign currency translation, net of tax				(93)	(6)	(99)
Derivative financial instruments, net of tax				(4)		(4)
Balance at September 30, 2023	$745	$2	$3,431	$(1,144)	$73	$3,107

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Profit of consolidated companies	$402	$423
Adjustments for non-cash items:
Depreciation and amortization	542	554
Accretion of Caterpillar purchased receivable revenue	(460)	(284)
Provision for credit losses	23	34
Other, net	(49)	116
Changes in assets and liabilities:
Other assets	102	41
Payable to dealers and others	31	62
Accrued expenses	35	17
Other payables with Caterpillar	2	(3)
Other liabilities	43	61
Net cash provided by operating activities	671	1,021

Cash flows from investing activities:
Expenditures for equipment on operating leases	(1,015)	(860)
Capital expenditures - excluding equipment on operating leases	(14)	(9)
Proceeds from disposals of equipment	515	607
Additions to finance receivables	(12,484)	(10,578)
Collections of finance receivables	11,561	10,333
Net changes in Caterpillar purchased receivables	429	678
Proceeds from sales of receivables	40	50
Net change in variable lending to Caterpillar	(98)	(3)
Additions to other notes receivable from Caterpillar	(8)	(139)
Collections of other notes receivable from Caterpillar	38	34
Settlements of undesignated derivatives	8	(69)
Net cash provided by (used for) investing activities	(1,028)	44

Cash flows from financing activities:
Net change in variable lending from Caterpillar	1	—
Proceeds from debt issued (original maturities greater than three months)	6,360	5,570
Payments on debt issued (original maturities greater than three months)	(4,360)	(5,269)
Short-term borrowings, net (original maturities three months or less)	(1,723)	(1,173)
Dividend paid to Caterpillar	(155)	—
Net cash provided by (used for) financing activities	123	(872)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(65)	(44)

Increase (decrease) in cash, cash equivalents and restricted cash	(299)	149
Cash, cash equivalents and restricted cash at beginning of year(1)	870	614
Cash, cash equivalents and restricted cash at end of period(1)	$571	$763

(1) As of September 30, 2023 and December 31, 2022, restricted cash, which is included in Other assets in the Consolidated Statements of Financial Position, was $10 million and $2 million, respectively. Restricted cash primarily includes cash related to syndication activities.

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Notes to Consolidated Financial Statements
(Unaudited)

1.Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated profit for the three and nine months ended September 30, 2023 and 2022, (b) the consolidated comprehensive income for the three and nine months ended September 30, 2023 and 2022, (c) the consolidated financial position at September 30, 2023 and December 31, 2022, (d) the consolidated changes in shareholder’s equity for the three and nine months ended September 30, 2023 and 2022 and (e) the consolidated cash flows for the nine months ended September 30, 2023 and 2022. The preparation of financial statements, in conformity with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), requires management to make estimates and assumptions that affect the reported amounts. Significant estimates include residual values for leased assets, allowance for credit losses and income taxes. Actual results may differ from these estimates.

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

In the current period we identified a misclassification between Noncontrolling interests and Retained earnings related to certain dividends we paid to Caterpillar in prior periods. We have determined that the impact was not material to any previously filed financial statements and have revised the reported balances to correct for the misclassification. The impact of the revisions was a $52 million increase in Retained earnings and offsetting $52 million decrease in Noncontrolling interests as of December 31, 2021 and 2022, March 31, 2023 and June 30, 2023 and a $25 million increase in Retained earnings and offsetting $25 million decrease in Noncontrolling interests as of December 31, 2020. There was no impact on total equity or any other line items within the financial statements.

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

UNAUDITED

3.Finance Receivables

A summary of finance receivables included in the Consolidated Statements of Financial Position was as follows:

(Millions of dollars)	September 30, 2023	December 31, 2022
Retail loans, net(1)	$15,907	$14,973
Retail leases, net	6,432	6,965
Caterpillar purchased receivables, net	4,381	4,297
Wholesale loans, net(1)	817	545
Wholesale leases, net	5	7
Total finance receivables	27,542	26,787
Less: Allowance for credit losses	(340)	(346)
Total finance receivables, net	$27,202	$26,441

(1) Includes failed sale leasebacks.

Finance leases
Revenues from finance leases were $106 million and $105 million for the three months ended September 30, 2023 and 2022, respectively, and $314 million and $326 million for the nine months ended September 30, 2023 and 2022, respectively, and are included in retail and wholesale finance revenue in the Consolidated Statements of Profit. The residual values for finance leases are included in Finance receivables, net in the Consolidated Statements of Financial Position. Residual value adjustments are recognized through a reduction of finance revenue over the remaining lease term.

Allowance for credit losses

Portfolio segments
A portfolio segment is the level at which we develop a systematic methodology for determining our allowance for credit losses. Our portfolio segments and related methods for estimating expected credit losses are as follows:

Customer
We provide loans and finance leases to end-user customers primarily for the purpose of financing new and used Caterpillar machinery, engines and equipment for commercial use. We also provide financing for power generation facilities that, in most cases, incorporate Caterpillar products. The average original term of our customer finance receivable portfolio was approximately 51 months with an average remaining term of approximately 27 months as of September 30, 2023.

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

During the three and nine months ended September 30, 2023, our forecasts reflected a continuation of the trend of relatively low unemployment rates and delinquencies within our portfolio. However, industry delinquencies show an increasing trend as persistently high inflation rates and consequent central bank actions are weakening global economic growth. We believe the economic forecasts employed represent reasonable and supportable forecasts, followed by a reversion to long-term trends.

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

In general, our Dealer portfolio segment has not historically experienced large increases or decreases in credit losses based on changes in economic conditions due to our close working relationships with the dealers and their financial strength. Therefore, we made no adjustments to historical loss rates during the three and nine months ended September 30, 2023.

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

In general, our Caterpillar Purchased Receivables portfolio segment has not historically experienced large increases or decreases in credit losses based on changes in economic conditions due to the short-term maturities of the receivables, our close working relationships with the dealers and their financial strength. Therefore, we made no adjustments to historical loss rates during the three and nine months ended September 30, 2023.

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

UNAUDITED

An analysis of the allowance for credit losses was as follows:

(Millions of dollars)	Three Months Ended September 30, 2023				Three Months Ended September 30, 2022
	Customer	Dealer	Caterpillar Purchased Receivables	Total	Customer	Dealer	Caterpillar Purchased Receivables	Total
Beginning Balance	$265	$50	$5	$320	$290	$82	$4	$376
Write-offs	(22)	—	—	(22)	(30)	—	—	(30)
Recoveries	13	—	—	13	17	—	—	17
Provision for credit losses(1)	31	1	—	32	(2)	(17)	—	(19)
Other	(3)	—	—	(3)	(5)	—	—	(5)
Ending Balance	$284	$51	$5	$340	$270	$65	$4	$339

	Nine Months Ended September 30, 2023				Nine Months Ended September 30, 2022
	Customer	Dealer	Caterpillar Purchased Receivables	Total	Customer	Dealer	Caterpillar Purchased Receivables	Total
Beginning Balance	$277	$65	$4	$346	$251	$82	$4	$337
Write-offs	(63)	—	—	(63)	(68)	—	—	(68)
Recoveries	36	—	—	36	47	—	—	47
Provision for credit losses(1)	35	(14)	1	22	46	(17)	—	29
Other	(1)	—	—	(1)	(6)	—	—	(6)
Ending Balance	$284	$51	$5	$340	$270	$65	$4	$339

Finance Receivables	$20,279	$2,882	$4,381	$27,542	$19,927	$2,222	$3,962	$26,111

(1) Excludes provision for credit losses on unfunded commitments and other miscellaneous receivables.

UNAUDITED

Gross write-offs by origination year for the Customer portfolio segment were as follows:

(Millions of Dollars)	Three Months Ended September 30, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Finance Receivables	Total
North America	$1	$2	$2	$1	$1	$—	$2	$9
EAME	—	1	1	1	—	—	—	3
Asia/Pacific	—	2	3	1	—	—	—	6
Latin America	—	1	1	1	—	1	—	4
Total	$1	$6	$7	$4	$1	$1	$2	$22

	Nine Months Ended September 30, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Finance Receivables	Total
North America	$1	$7	$7	$2	$2	$1	$9	$29
EAME	—	2	3	3	—	1	—	9
Asia/Pacific	—	3	6	4	1	—	—	14
Latin America	—	3	3	3	1	1	—	11
Total	$1	$15	$19	$12	$4	$3	$9	$63

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

UNAUDITED

Customer
The tables below summarize the aging category of our amortized cost of finance receivables in the Customer portfolio segment by origination year.

(Millions of dollars)	September 30, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$3,134	$2,940	$2,310	$919	$310	$65	$304	$9,982
31-60 days past due	18	31	23	15	6	2	3	98
61-90 days past due	6	10	7	4	1	—	2	30
91+ days past due	5	19	18	10	5	3	2	62
EAME
Current	914	962	649	297	144	124	—	3,090
31-60 days past due	11	8	11	3	1	—	—	34
61-90 days past due	3	6	3	3	2	—	—	17
91+ days past due	4	16	18	9	3	1	—	51
Asia/Pacific
Current	832	760	440	150	47	12	42	2,283
31-60 days past due	3	13	10	4	1	—	—	31
61-90 days past due	1	3	3	4	1	—	—	12
91+ days past due	—	4	5	3	—	—	—	12
Mining
Current	836	740	436	148	111	50	49	2,370
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	1	—	—	2	—	3
91+ days past due	—	2	2	—	—	1	—	5
Latin America
Current	552	571	255	74	29	8	—	1,489
31-60 days past due	6	13	7	4	3	1	—	34
61-90 days past due	1	5	2	1	—	—	—	9
91+ days past due	1	15	9	8	8	20	—	61
Power
Current	46	71	70	86	45	122	162	602
31-60 days past due	—	—	—	—	—	1	—	1
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	3	—	3
Totals by Aging Category
Current	6,314	6,044	4,160	1,674	686	381	557	19,816
31-60 days past due	38	65	51	26	11	4	3	198
61-90 days past due	11	24	16	12	4	2	2	71
91+ days past due	10	56	52	30	16	28	2	194
Total	$6,373	$6,189	$4,279	$1,742	$717	$415	$564	$20,279

UNAUDITED

(Millions of dollars)	December 31, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$3,915	$3,276	$1,525	$653	$206	$34	$240	$9,849
31-60 days past due	25	26	18	12	4	1	4	90
61-90 days past due	9	15	7	3	1	—	3	38
91+ days past due	11	16	12	6	4	3	4	56
EAME
Current	1,270	953	477	280	155	68	—	3,203
31-60 days past due	10	12	7	1	1	—	—	31
61-90 days past due	8	4	3	1	—	—	—	16
91+ days past due	6	25	16	4	1	1	—	53
Asia/Pacific
Current	1,174	805	393	124	37	5	40	2,578
31-60 days past due	10	12	8	1	1	—	—	32
61-90 days past due	2	5	4	2	—	—	—	13
91+ days past due	2	6	6	4	—	—	—	18
Mining
Current	875	627	227	193	94	108	80	2,204
31-60 days past due	—	1	—	—	—	—	—	1
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	1	—	1
Latin America
Current	770	400	150	69	26	20	—	1,435
31-60 days past due	7	8	4	2	—	1	—	22
61-90 days past due	2	5	1	1	—	—	—	9
91+ days past due	2	13	11	2	1	—	—	29
Power
Current	82	87	146	51	18	161	125	670
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	5	—	5
Totals by Aging Category
Current	8,086	6,148	2,918	1,370	536	396	485	19,939
31-60 days past due	52	59	37	16	6	2	4	176
61-90 days past due	21	29	15	7	1	—	3	76
91+ days past due	21	60	45	16	6	10	4	162
Total	$8,180	$6,296	$3,015	$1,409	$549	$408	$496	$20,353

Finance receivables in the Customer portfolio segment are substantially secured by collateral, primarily in the form of Caterpillar and other equipment. For those contracts where the borrower is experiencing financial difficulty, repayment of the outstanding amounts is generally expected to be provided through the operation or repossession and sale of the equipment.

UNAUDITED

Dealer
As of September 30, 2023 and December 31, 2022, our total amortized cost of finance receivables within the Dealer portfolio segment was current, with the exception of $47 million and $62 million, respectively, that was 91+ days past due in Latin America, all of which originated in 2017.

Caterpillar Purchased Receivables
The tables below summarize the aging category of our amortized cost of finance receivables in the Caterpillar Purchased Receivables portfolio segment.

(Millions of dollars)	September 30, 2023
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables
North America	$15	$5	$2	$22	$2,629	$2,651
EAME	1	1	1	3	758	761
Asia/Pacific	8	—	1	9	565	574
Latin America	4	4	23	31	353	384
Power	2	1	1	4	7	11
Total	$30	$11	$28	$69	$4,312	$4,381

(Millions of dollars)	December 31, 2022
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables
North America	$11	$7	$4	$22	$2,458	$2,480
EAME	1	—	2	3	812	815
Asia/Pacific	6	2	2	10	555	565
Latin America	9	2	14	25	406	431
Power	1	—	—	1	5	6
Total	$28	$11	$22	$61	$4,236	$4,297

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

UNAUDITED

In our Customer portfolio segment, finance receivables which were on non-accrual status and finance receivables over 90 days past due and still accruing income were as follows:

(Millions of dollars)	September 30, 2023			December 31, 2022
	Amortized Cost			Amortized Cost
	Non-accrual With an Allowance	Non-accrual Without an Allowance	91+ Still Accruing	Non-accrual With an Allowance	Non-accrual Without an Allowance	91+ Still Accruing
North America	$54	$—	$12	$52	$4	$11
EAME	44	—	9	43	—	10
Asia/Pacific	8	—	5	11	—	7
Mining	4	—	1	—	1	—
Latin America	69	—	—	45	—	—
Power	9	—	—	5	11	—
Total	$188	$—	$27	$156	$16	$28

There were $47 million and $62 million, respectively, in finance receivables in our Dealer portfolio segment on non-accrual status as of September 30, 2023 and December 31, 2022, all of which was in Latin America.

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

During the three and nine months ended September 30, 2023, there were no finance receivable modifications granted to borrowers experiencing financial difficulty in the Dealer or Caterpillar Purchased Receivables portfolio segments. The amortized cost basis of finance receivables modified for borrowers experiencing financial difficulty in the Customer portfolio segment during the three and nine months ended September 30, 2023, was $13 million and $38 million, respectively. Total modifications with borrowers experiencing financial difficulty represented 0.05 percent and 0.14 percent of our finance receivable portfolio for the same periods, respectively.

For the three and nine months ended September 30, 2023, the financial effects of term extensions for borrowers experiencing financial difficulty added a weighted average of 8 and 17 months, respectively, to the terms of modified contracts. For the three and nine months ended September 30, 2023, the financial effects of payment delays for borrowers experiencing financial difficulty resulted in weighted average payment deferral and/or interest only periods of 6 and 7 months, respectively.

After we modify a finance receivable, we continue to track its performance under its most recent modified terms. As of September 30, 2023, all finance receivables modified with borrowers experiencing financial difficulty are current except for $3 million in EAME that was 31-60 days past due.

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

There were no finance receivables modified as TDRs during the three and nine months ended September 30, 2022 for the Dealer or Caterpillar Purchased Receivables portfolio segments. Finance receivables in the Customer portfolio segment modified as TDRs were as follows:

(Millions of dollars)	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	Pre-TDR Amortized Cost	Post-TDR Amortized Cost	Pre-TDR Amortized Cost	Post-TDR Amortized Cost
North America	$3	$3	$4	$4
EAME	—	—	1	1
Mining	15	15	15	15
Power	11	11	20	19
Total	$29	$29	$40	$39

During the three months ended September 30, 2022, there were no TDRs in the Customer portfolio segment with a payment default (defined as 91+ days past due) which had been modified within twelve months prior to the default date. During the nine months ended September 30, 2022, the Post-TDR amortized cost of TDRs in the Customer portfolio segment with a payment default which had been modified within twelve months prior to the default date was $5 million, all of which was in Mining.

UNAUDITED

4.Derivative Financial Instruments and Risk Management

Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates and interest rates. Our Risk Management Policy (policy) allows for the use of derivative financial instruments to prudently manage foreign currency exchange rate and interest rate exposures. Our policy specifies that derivatives are not to be used for speculative purposes. The derivatives that we use are primarily foreign currency forward, option and cross currency contracts and interest rate contracts. Our derivative activities are subject to the management, direction and control of our senior financial officers. We present at least annually to our Board of Directors and the Audit Committee of the Caterpillar Board of Directors on our risk management practices, including our use of financial derivative instruments.

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

The location and fair value of derivative instruments reported in the Consolidated Statements of Financial Position were as follows:

(Millions of dollars)	September 30, 2023		December 31, 2022
	Assets[1]	Liabilities[2]	Assets[1]	Liabilities[2]
Designated derivatives
Foreign exchange contracts	$282	$(61)	$305	$(44)
Interest rate contracts	52	(109)	87	(113)
	$334	$(170)	$392	$(157)
Undesignated derivatives
Foreign exchange contracts	$28	$(35)	$25	$(42)
	$28	$(35)	$25	$(42)

(1) Assets are classified on the Consolidated Statements of Financial Position as Other assets.
(2) Liabilities are classified on the Consolidated Statements of Financial Position as Accrued expenses.

The total notional amount of our derivative instruments was $14.44 billion and $13.18 billion as of September 30, 2023 and December 31, 2022, respectively. The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties. We calculate the amounts exchanged by the parties by referencing the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates and interest rates.

Gains (Losses) on derivative instruments are categorized as follows:

(Millions of dollars)	Fair Value / Undesignated Hedges		Cash Flow Hedges
	Gains (Losses) Recognized[1]		Gains (Losses) Recognized in AOCI		Gains (Losses) Reclassified from AOCI[2]

	Three Months Ended September 30,
	2023	2022	2023	2022	2023	2022
Foreign exchange contracts	$22	$16	$76	$276	$70	$303
Interest rate contracts	(20)	(5)	3	26	15	8
	$2	$11	$79	$302	$85	$311

	Nine Months Ended September 30,
	2023	2022	2023	2022	2023	2022
Foreign exchange contracts	$21	$(26)	$59	$570	$38	$656
Interest rate contracts	(53)	4	15	103	43	—
	$(32)	$(22)	$74	$673	$81	$656

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

UNAUDITED

The following amounts were recorded in the Consolidated Statements of Financial Position related to cumulative basis adjustments for fair value hedges:

(Millions of dollars)	Carrying Value of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Value of the Hedged Liabilities
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Current maturities of long-term debt	$249	$—	$(4)	$—
Long-term debt	2,720	2,091	(105)	(112)
Total	$2,969	$2,091	$(109)	$(112)

As of September 30, 2023, $30 million of deferred net gains, net of tax, included in equity (AOCI in the Consolidated Statements of Financial Position), related to our cash flow hedges, are expected to be reclassified to earnings over the next twelve months. The actual amount recorded in earnings will vary based on interest rates and exchange rates at the time the hedged transactions impact earnings.

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

Collateral is typically not required of the counterparties or us under the master netting agreements. As of September 30, 2023 and December 31, 2022, no cash collateral was received or pledged under the master netting agreements.

The effect of net settlement provisions of the master netting agreements on our derivative balances upon an event of default or a termination event was as follows:

(Millions of dollars)	September 30, 2023		December 31, 2022
	Assets	Liabilities	Assets	Liabilities
Gross amounts recognized	$362	$(205)	$417	$(199)
Financial instruments not offset	(122)	122	(108)	108
Net amount	$240	$(83)	$309	$(91)

UNAUDITED

5.Accumulated Other Comprehensive Income (Loss)

We present Comprehensive income (loss) and its components in the Consolidated Statements of Comprehensive Income. Changes in Accumulated other comprehensive income (loss) included in the Consolidated Statements of Changes in Shareholder’s Equity consisted of the following:

(Millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Foreign currency translation
Balance at beginning of period	$(1,059)	$(1,002)	$(1,068)	$(762)
Gains (losses) on foreign currency translation	(89)	(258)	(89)	(456)
Less: Tax provision/(benefit)	13	30	4	72
Net gains (losses) on foreign currency translation	(102)	(288)	(93)	(528)
Other comprehensive income (loss), net of tax	(102)	(288)	(93)	(528)
Balance at end of period	$(1,161)	$(1,290)	$(1,161)	$(1,290)

Derivative financial instruments
Balance at beginning of period	$21	$11	$21	$(12)
Gains (losses) deferred	79	302	74	673
Less: Tax provision/(benefit)	20	95	18	158
Net gains (losses) deferred	59	207	56	515
(Gains) losses reclassified to earnings	(85)	(311)	(81)	(656)
Less: Tax (provision)/benefit	(22)	(99)	(21)	(159)
Net (gains) losses reclassified to earnings	(63)	(212)	(60)	(497)
Other comprehensive income (loss), net of tax	(4)	(5)	(4)	18
Balance at end of period	$17	$6	$17	$6

Total Accumulated other comprehensive income (loss) at end of period	$(1,144)	$(1,284)	$(1,144)	$(1,284)

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

Reconciling items are created based on accounting differences between segment reporting and consolidated external reporting. For the reconciliation of Profit before income taxes, we have grouped the reconciling items as follows:

•Unallocated - This item is related to corporate requirements and strategies that are considered to be for the benefit of the entire organization. Also included are the consolidated results of the special-purpose corporation (SPC) (see Note 7 for additional information) and other miscellaneous items.
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
◦The net gain or loss from interest rate derivatives is excluded from segment reporting.

UNAUDITED

Supplemental segment data and reconciliations to consolidated external reporting for the three months ended September 30 was as follows:

(Millions of dollars) 2023	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at September 30, 2023	Capital expenditures
North America	$459	$144	$128	$130	$10	$15,928	$274
EAME	102	35	26	14	1	4,867	14
Asia/Pacific	70	19	32	2	1	3,265	—
Latin America	95	15	48	3	13	2,579	3
Mining	86	17	23	32	5	2,880	49
Power	15	(1)	7	1	4	644	—
Total Segments	827	229	264	182	34	30,163	340
Unallocated	23	(137)	108	—	1	2,255	1
Timing	(4)	1	—	—	—	19	—
Methodology	—	77	(92)	—	—	235	—
Inter-segment Eliminations (1)	—	—	—	—	—	(208)	—
Total	$846	$170	$280	$182	$35	$32,464	$341

2022	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at December 31, 2022	Capital expenditures
North America	$383	$150	$69	$126	$(5)	$15,229	$205
EAME	72	—	27	13	7	5,067	45
Asia/Pacific	70	33	19	1	1	3,921	3
Latin America	75	31	37	3	(8)	2,636	3
Mining	72	21	11	35	(4)	2,700	36
Power	11	12	5	1	(7)	704	—
Total Segments	683	247	168	179	(16)	30,257	292
Unallocated	10	(80)	53	—	—	1,628	2
Timing	(3)	—	—	—	—	18	—
Methodology	—	21	(70)	—	—	278	—
Inter-segment Eliminations (1)	—	—	—	—	—	(224)	—
Total	$690	$188	$151	$179	$(16)	$31,957	$294

 (1) Elimination is primarily related to intercompany loans

UNAUDITED

Supplemental segment data and reconciliations to consolidated external reporting for the nine months ended September 30 was as follows:

(Millions of dollars) 2023	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at September 30, 2023	Capital expenditures
North America	$1,313	$447	$331	$380	$17	$15,928	$789
EAME	274	79	72	43	3	4,867	50
Asia/Pacific	213	86	78	4	(3)	3,265	2
Latin America	264	81	132	9	(2)	2,579	13
Mining	253	76	56	94	(2)	2,880	168
Power	43	3	19	2	9	644	—
Total Segments	2,360	772	688	532	22	30,163	1,022
Unallocated	58	(378)	279	—	1	2,255	7
Timing	(11)	1	—	—	—	19	—
Methodology	—	184	(225)	—	—	235	—
Inter-segment Eliminations (1)	—	—	—	—	—	(208)	—
Total	$2,407	$579	$742	$532	$23	$32,464	$1,029

2022	External Revenues	Profit before income taxes	Interest Expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at December 31, 2022	Capital expenditures
North America	$1,112	$411	$181	$381	$11	$15,229	$652
EAME	207	5	45	41	49	5,067	101
Asia/Pacific	216	104	55	4	5	3,921	6
Latin America	204	65	98	7	(3)	2,636	21
Mining	218	66	29	109	(14)	2,700	83
Power	41	35	10	2	(14)	704	—
Total Segments	1,998	686	418	544	34	30,257	863
Unallocated	21	(222)	138	—	—	1,628	6
Timing	(9)	3	—	—	—	18	—
Methodology	—	113	(179)	—	—	278	—
Inter-segment Eliminations (1)	—	—	—	—	—	(224)	—
Total	$2,010	$580	$377	$544	$34	$31,957	$869

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

No significant loss has been experienced or is anticipated under any of these guarantees. At September 30, 2023 and December 31, 2022, the related recorded liability was less than $1 million. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees was $19 million and $26 million at September 30, 2023 and December 31, 2022, respectively.

UNAUDITED

We provide guarantees to purchase certain loans of Caterpillar dealers from a SPC that qualifies as a VIE. The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers. This SPC issues commercial paper and uses the proceeds to fund its loan program. We receive a fee for providing this guarantee. We are the primary beneficiary of the SPC as our guarantees result in us having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses and therefore we have consolidated the financial statements of the SPC. As of September 30, 2023 and December 31, 2022, the SPC’s assets of $1.54 billion and $971 million, respectively, were primarily comprised of loans to dealers, which are included in Finance receivables, net in the Consolidated Statements of Financial Position, and the SPC’s liabilities of $1.54 billion and $970 million, respectively, were primarily comprised of commercial paper, which is included in Short-term borrowings in the Consolidated Statements of Financial Position. The assets of the SPC are not available to pay our creditors. We may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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

UNAUDITED

Derivative financial instruments are measured on a recurring basis at fair value and are classified as Level 2 measurements. We had derivative financial instruments included in our Consolidated Statements of Financial Position in a net asset position of $157 million and $218 million as of September 30, 2023 and December 31, 2022, respectively.

See Note 4 for additional information.

Loans measured at fair value
Certain loans are subject to measurement at fair value on a nonrecurring basis and are classified as Level 3 measurements. A loan is measured at fair value when management determines that collection of contractual amounts due is not probable and the loan is individually evaluated. In these cases, an allowance for credit losses may be established based either on the present value of expected future cash flows discounted at the receivables’ effective interest rate, the fair value of the collateral for collateral-dependent receivables or the observable market price of the receivable. In determining collateral value, we estimate the current fair market value of the collateral less selling costs. We had loans carried at fair value of $57 million and $68 million as of September 30, 2023 and December 31, 2022, respectively.
B.Fair Values of Financial Instruments
Cash and cash equivalents, restricted cash and cash equivalents (included in Other Assets in the Consolidated Statements of Financial Position) and Short-term borrowings are classified as Level 1 measurements and carrying amount approximates fair value. We use the following methods and assumptions to estimate the fair value of our financial instruments not carried at fair value:

•Finance receivables, net – We estimate fair value by discounting the future cash flows using current rates representative of receivables with similar remaining maturities.
•Long-term debt – We estimate fair value for fixed and floating-rate debt based on quoted market prices.

Financial instruments not carried at fair value were as follows:

(Millions of dollars)	September 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets
Finance receivables, net (excluding finance leases(1))	$20,345	$19,773	$19,085	$18,448	3	Note 3
Liabilities
Long-term debt	$23,408	$22,806	$21,418	$20,686	2

(1) Represents finance leases and failed sale leasebacks of $6.86 billion and $7.36 billion as of September 30, 2023 and December 31, 2022, respectively.

9.Income Taxes

The provision for income taxes reflected an estimated annual tax rate of 26 percent for the third quarter of 2023 compared with 27 percent in the third quarter of 2022. In addition, a discrete tax expense of $27 million was recorded in the third quarter of 2023 for the repatriation of non-U.S. earnings and the change in the reinvestment position of a non-U.S. subsidiary.

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

OVERVIEW

We reported third-quarter 2023 revenues of $846 million, an increase of $156 million, or 23 percent, compared with $690 million in the third quarter of 2022. The increase in revenues was primarily due to a $118 million favorable impact from higher average financing rates. Third-quarter 2023 profit was $98 million, a decrease of $33 million, or 25 percent, compared with $131 million in the third quarter of 2022.

Third-quarter 2023 profit before income taxes was $170 million, a decrease of $18 million, or 10 percent, compared with $188 million in the third quarter of 2022. The decrease was mainly due to a $51 million unfavorable impact from a higher provision for credit losses mostly driven by the absence of prior year reserve releases, partially offset by a $24 million favorable impact from mark-to-market adjustments on derivative contracts.

The provision for income taxes reflected an estimated annual tax rate of 26 percent for the third quarter of 2023 compared with 27 percent in the third quarter of 2022. In addition, a discrete tax expense of $27 million was recorded in the third quarter of 2023 for the repatriation of non-U.S. earnings and the change in the reinvestment position of a non-U.S. subsidiary.

During the third quarter of 2023, retail new business volume was $2.89 billion, an increase of $169 million, or 6 percent, compared with $2.73 billion in the third quarter of 2022. The increase was primarily driven by higher volume in North America.

At the end of the third quarter of 2023, past dues were 1.96 percent, compared with 2.00 percent at the end of the third quarter of 2022. Write-offs, net of recoveries, were $9 million for the third quarter of 2023, compared with $13 million for the third quarter of 2022. As of September 30, 2023, the allowance for credit losses totaled $340 million, or 1.23 percent of finance receivables, compared with $320 million, or 1.15 percent of finance receivables at June 30, 2023. The allowance for credit losses at year-end 2022 was $346 million, or 1.29 percent of finance receivables.

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

UNAUDITED

THREE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2022

Consolidated Total Revenues

The chart above graphically illustrates reasons for the change in consolidated total revenues between third quarter 2022 (at left) and third quarter 2023 (at right). Items favorably impacting total revenues appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting total revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Retail revenue for the third quarter of 2023 was $378 million, an increase of $66 million from the same period in 2022. The increase was due to a $63 million favorable impact from higher interest rates on retail finance receivables and a $3 million favorable impact from higher average earning assets. For the quarter ended September 30, 2023, retail average earning assets were $22.26 billion, an increase of $210 million from the same period in 2022. The annualized average yield was 6.80 percent for the third quarter of 2023, compared with 5.65 percent for the third quarter of 2022.

Operating lease revenue for the third quarter of 2023 was $232 million, an increase of $10 million from the same period in 2022. The increase was primarily due to a $5 million favorable impact from higher average earning assets and a $5 million favorable impact from higher rental rates on operating leases.

Wholesale revenue for the third quarter of 2023 was $184 million, an increase of $67 million from the same period in 2022. The increase was due to a $43 million favorable impact from higher interest rates on wholesale finance receivables and a $24 million favorable impact from higher average earning assets. For the quarter ended September 30, 2023, wholesale average earning assets were $5.42 billion, an increase of $1.05 billion from the same period in 2022. The annualized average yield was 13.56 percent for the third quarter of 2023, compared with 10.63 percent for the third quarter of 2022.

Other revenue, net items were as follows:

(Millions of dollars)	Three Months Ended September 30,
	2023	2022	Change
Net gain on returned or repossessed equipment	$23	$16	$7
Finance receivable and operating lease fees (including late charges)	15	14	1
Interest income on Notes receivable from Caterpillar	6	5	1
Miscellaneous other revenue, net	8	4	4
Total Other revenue, net	$52	$39	$13

There was a $4 million favorable impact from currency translation on revenues in the third quarter of 2023. Currency translation represents the net impact from converting the results of our subsidiaries to U.S. dollar reporting currency and is included in all financial statement line items and each of the items included in the above analysis.

UNAUDITED

Consolidated Profit Before Income Taxes

(1) Analysis excludes $4 million and $3 million in offsetting revenues and expenses for property taxes on operating leases for the third quarter of 2023 and 2022, respectively.
The chart above graphically illustrates reasons for the change in consolidated profit before income taxes between third quarter 2022 (at left) and third quarter 2023 (at right). Items favorably impacting profit before income taxes appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting profit before income taxes appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Third-quarter 2023 profit before income taxes was $170 million, a decrease of $18 million, or 10 percent, compared with $188 million for the third quarter of 2022. The decrease was mainly due to a $51 million unfavorable impact from a higher provision for credit losses mostly driven by the absence of prior year reserve releases, partially offset by a $24 million favorable impact from mark-to-market adjustments on derivative contracts.

There was a $4 million favorable impact from currency translation on profit before income taxes in the third quarter of 2023. Currency translation represents the net impact from converting the results of our subsidiaries to U.S. dollar reporting currency and is included in all financial statement line items and each of the items included in the above analysis.

Provision for Income Taxes
The provision for income taxes reflected an estimated annual tax rate of 26 percent for the third quarter of 2023 compared with 27 percent in the third quarter of 2022. In addition, a discrete tax expense of $27 million was recorded in the third quarter of 2023 for the repatriation of non-U.S. earnings and the change in the reinvestment position of a non-U.S. subsidiary.

UNAUDITED

NINE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2022

Consolidated Total Revenues

The chart above graphically illustrates reasons for the change in consolidated total revenues between September YTD 2022 (at left) and September YTD 2023 (at right). Items favorably impacting total revenues appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting total revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Retail revenue for the first nine months of 2023 was $1.07 billion, an increase of $169 million from the same period in 2022. The increase was due to a $183 million favorable impact from higher interest rates on retail finance receivables, partially offset by a $14 million unfavorable impact from lower average earning assets. For the nine months ended September 30, 2023, retail average earning assets were $21.97 billion, a decrease of $355 million from the same period in 2022. The annualized average yield was 6.51 percent for the first nine months of 2023, compared with 5.39 percent for the same period in 2022.

Operating lease revenue for the first nine months of 2023 was $672 million, an increase of $1 million from the same period in 2022. The increase was primarily due to a $16 million favorable impact from higher rental rates on operating leases, partially offset by a $15 million unfavorable impact from lower average earning assets.

Wholesale revenue for the first nine months of 2023 was $508 million, an increase of $208 million from the same period in 2022. The increase was due to a $158 million favorable impact from higher interest rates on wholesale finance receivables and a $50 million favorable impact from higher average earning assets. For the nine months ended September 30, 2023, wholesale average earning assets were $5.18 billion, an increase of $743 million from the same period in 2022. The annualized average yield was 13.07 percent for the first nine months of 2023, compared with 9.00 percent for the same period in 2022.

Other revenue, net items were as follows:

(Millions of dollars)	Nine Months Ended September 30,
	2023	2022	Change
Net gain on returned or repossessed equipment	$72	$67	$5
Finance receivable and operating lease fees (including late charges)	46	44	2
Interest income on Notes receivable from Caterpillar	16	13	3
Miscellaneous other revenue, net	21	12	9
Total Other revenue, net	$155	$136	$19

There was a $20 million unfavorable impact from currency translation on revenues in the first nine months of 2023. Currency translation represents the net impact from converting the results of our subsidiaries to U.S. dollar reporting currency and is included in all financial statement line items and each of the items included in the above analysis.

UNAUDITED

Consolidated Profit Before Income Taxes

(1) Analysis excludes $11 million in offsetting revenues and expenses for property taxes on operating leases for both September YTD 2023 and 2022.
The chart above graphically illustrates reasons for the change in consolidated profit before income taxes between September YTD 2022 (at left) and September YTD 2023 (at right). Items favorably impacting profit before income taxes appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting profit before income taxes appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Profit before income taxes was $579 million for the first nine months of 2023, a decrease of $1 million, or less than 1 percent, compared with $580 million for the same period in 2022 mainly driven by a $44 million increase in net yield on average earning assets offset by a $37 million increase in general, operating and administrative expenses.

There was a $6 million unfavorable impact from currency translation on profit before income taxes in the first nine months of 2023. Currency translation represents the net impact from converting the results of our subsidiaries to U.S. dollar reporting currency and is included in all financial statement line items and each of the items included in the above analysis.

Provision for Income Taxes
The provision for income taxes reflected an estimated annual tax rate of 26 percent for the first nine months of 2023 compared with 27 percent in the first nine months of 2022. In addition, a discrete tax expense of $27 million was recorded in the third quarter of 2023 for the repatriation of non-U.S. earnings and the change in the reinvestment position of a non-U.S. subsidiary.

UNAUDITED

Finance Receivables and Equipment on Operating Leases

New Business Volume

(Millions of dollars)	Nine Months Ended September 30,
	2023	2022	Change
New retail financing	$7,475	$7,721	$(246)
New operating lease activity	1,035	878	157
New wholesale financing	41,326	34,773	6,553
Total	$49,836	$43,372	$6,464

New retail financing decreased due to lower volume across all segments with the exception of increases in Mining and Power. New operating lease activity increased due to higher rentals of Caterpillar equipment in North America and Mining. New wholesale financing increased primarily due to higher purchases of trade receivables from Caterpillar.

Total Managed Portfolio
We define total portfolio as Finance receivables, net plus Equipment on operating leases, net. We also manage and service receivables and leases that have been sold by us to third parties with limited or no recourse in order to mitigate our concentration of credit risk with certain customers. These assets are not available to pay our creditors. Total managed portfolio was as follows:

(Millions of dollars)	September 30, 2023	December 31, 2022	Change
Finance receivables, net	$27,202	$26,441	$761
Equipment on operating leases, net	3,033	2,911	122
Total portfolio	$30,235	$29,352	$883

Retail loans, net	$63	$68	$(5)
Operating leases	22	21	1
Retail leases, net	15	23	(8)
Total off-balance sheet managed assets	$100	$112	$(12)

Total managed portfolio	$30,335	$29,464	$871

Total Portfolio Metrics
At the end of the third quarter of 2023, past dues were 1.96 percent, compared with 2.00 percent at the end of the third quarter of 2022. Total non-performing finance receivables, which represent finance receivables currently on non-accrual status, were $235 million and $234 million at September 30, 2023 and December 31, 2022, respectively. Total non-performing finance receivables as a percentage of our finance receivables were less than 1 percent at September 30, 2023 and December 31, 2022.

Our allowance for credit losses as of September 30, 2023 was $340 million, or 1.23 percent of finance receivables, compared with $346 million, or 1.29 percent, as of December 31, 2022. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and economic forecasts. We believe our allowance is sufficient to provide for losses over the remaining life of our finance receivable portfolio as of September 30, 2023.

UNAUDITED

CAPITAL RESOURCES AND LIQUIDITY

Maintaining and managing adequate capital and liquidity resources includes management of funding sources and their utilization based on current, future and contingent needs. Throughout the third quarter of 2023, we experienced favorable liquidity conditions. We ended the third quarter of 2023 with $561 million of cash, a decrease of $307 million from year-end 2022. Our cash balances are held in numerous locations throughout the world with approximately $481 million held by our non-U.S. subsidiaries, including $173 million in Russia which is currently subject to local government restrictions that substantially limit transfer outside of the country. We expect to meet our U.S. funding needs without repatriating undistributed profits that are indefinitely reinvested outside the U.S.

BORROWINGS

Borrowings consist primarily of medium-term notes and commercial paper, the combination of which is used to manage interest rate risk and funding requirements.

We receive debt ratings from the major credit rating agencies. Fitch maintains a "high-A" debt rating, while Moody's and S&P maintain a "mid-A" debt rating. A downgrade of our credit ratings by any of the major credit rating agencies could result in increased borrowing costs and could make access to certain credit markets more difficult. In the event economic conditions deteriorate such that access to debt markets becomes unavailable, we would rely on cash flows from our existing portfolio, existing cash balances, access to our committed credit facilities and other credit line facilities, and potential borrowings from Caterpillar. In addition, Caterpillar maintains a support agreement with us, which requires Caterpillar to remain our sole owner and may, under certain circumstances, require Caterpillar to make payments to us should we fail to maintain certain financial ratios.

Total borrowings outstanding as of September 30, 2023 were $27.65 billion, an increase of $254 million from December 31, 2022. Outstanding borrowings were as follows:

(Millions of dollars)	September 30, 2023	December 31, 2022
Medium-term notes, net	$22,613	$20,672
Commercial paper, net of unamortized discount	3,738	5,455
Bank borrowings and other – long-term	795	746
Bank borrowings and other – short-term	243	234
Variable denomination floating rate demand notes	237	265
Notes payable to Caterpillar	23	23
Total outstanding borrowings	$27,649	$27,395

Medium-term notes
We issue medium-term unsecured notes through securities dealers or underwriters in the U.S., Europe, and other international capital markets. These notes are offered in several currencies and with a variety of maturities. These notes are senior unsecured obligations of the Company. Medium-term notes issued totaled $6.06 billion and redeemed totaled $4.12 billion for the nine months ended September 30, 2023. Medium-term notes, net outstanding as of September 30, 2023 mature as follows:

(Millions of dollars)
2023	$1,512
2024	7,252
2025	6,632
2026	5,378
2027	1,947
Thereafter	1
Fair value adjustments	(109)
Total	$22,613

UNAUDITED

Commercial paper
We issue unsecured commercial paper in the U.S., Europe and other international capital markets. These short-term promissory notes are issued on a discounted basis and are payable at maturity. As of September 30, 2023, there was $3.74 billion outstanding in commercial paper.

Revolving credit facilities
As of September 30, 2023, we had three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and us for general liquidity purposes. Based on management’s allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of September 30, 2023 was $7.75 billion. Information on our Credit Facility is as follows:

•In August 2023, we entered into a new 364-day facility. The 364-day facility of $3.15 billion (of which $2.33 billion is available to us) expires in August 2024.
•In August 2023, we amended and restated the three-year facility (as amended and restated, "the three-year facility"). The three-year facility of $2.73 billion (of which $2.01 billion is available to us) expires in August 2026.
•In August 2023, we amended and restated the five-year facility (as amended and restated, "the five-year facility"). The five-year facility of $4.62 billion (of which $3.41 billion is available to us) expires in August 2028.

At September 30, 2023, Caterpillar’s consolidated net worth was $20.55 billion, which was above the $9.00 billion required under the Credit Facility. The consolidated net worth is defined in the Credit Facility as the consolidated shareholders’ equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).

At September 30, 2023, our covenant interest coverage ratio was 1.78 to 1. This was above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain (loss) from interest rate derivatives to (2) interest expense, calculated at the end of each fiscal quarter for the prior four consecutive fiscal quarter period, required by the Credit Facility.

In addition, at September 30, 2023, our six-month covenant leverage ratio was 6.80 to 1. This was below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event that either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants. Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At September 30, 2023, there were no borrowings under the Credit Facility.

Bank borrowings
Available credit lines with banks as of September 30, 2023 totaled $3.50 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements. We may guarantee subsidiary borrowings under these lines. As of September 30, 2023, we had $1.04 billion outstanding against these credit lines and were in compliance with all debt covenants under these credit lines.

Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction. We do not hold reserves to fund the payment of the demand notes. The notes are offered on a continuous basis. As of September 30, 2023, there were $237 million of variable denomination floating rate demand notes outstanding. The maximum amount of variable denomination floating rate demand notes that we may have outstanding at any time may not exceed $1.25 billion.

UNAUDITED

Notes receivable from/payable to Caterpillar
Under our variable amount and term lending agreements and other notes receivable with Caterpillar, we may borrow up to $2.44 billion from Caterpillar and Caterpillar may borrow up to $2.12 billion from us. The variable amount lending agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice. The term lending agreements have remaining maturities ranging up to ten years. We had notes payable of $23 million and notes receivable of $549 million outstanding under these agreements as of September 30, 2023.

OFF-BALANCE SHEET ARRANGEMENTS

We are a party to certain off-balance sheet arrangements, primarily in the form of guarantees. Please refer to Note 7 of Notes to Consolidated Financial Statements for further information.

CASH FLOWS

Operating cash flow was $671 million in the first nine months of 2023, compared with $1.02 billion for the same period in 2022. Net cash used for investing activities was $1.03 billion in the first nine months of 2023, compared with net cash provided of $44 million for the same period in 2022. The change was primarily due to portfolio related activity. Net cash provided by financing activities was $123 million in the first nine months of 2023, compared with net cash used of $872 million for the same period in 2022. The change was primarily due to higher portfolio funding requirements.

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

Cat Financial’s actual results may differ materially from those described or implied in our forward-looking statements based on a number of factors, including, but not limited to: (i) disruptions or volatility in global financial markets limiting our sources of liquidity or the liquidity of our customers, dealers and suppliers; (ii) failure to maintain our credit ratings and potential resulting increases to our cost of borrowing and adverse effects on our cost of funds, liquidity, competitive position and access to capital markets; (iii) changes in interest rates, currency fluctuations or market liquidity conditions; (iv) an increase in delinquencies, repossessions or net losses of our customers; (v) residual values of leased equipment; (vi) our compliance with financial and other restrictive covenants in debt agreements; (vii) government monetary or fiscal policies; (viii) political and economic risks, commercial instability and events beyond our control in the countries in which we operate; (ix) demand for Caterpillar products; (x) marketing, operational or administrative support received from Caterpillar; (xi) our ability to develop, produce and market quality products that meet our customers’ needs; (xii) information technology security threats and computer crime; (xiii) alleged or actual violations of trade or anti-corruption laws and regulations; (xiv) new regulations or changes in financial services regulations; (xv) additional tax expense or exposure; (xvi) changes in accounting guidance; (xvii) catastrophic events, including global pandemics such as the COVID-19 pandemic; and (xviii) other factors described in more detail under the section entitled “Part I - Item 1A. Risk Factors” of Cat Financial's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as such factors may be updated from time to time in Cat Financial's periodic filings with the Securities and Exchange Commission.

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

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the third quarter of 2023 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
10.1
Credit Agreement (2023 364-Day Facility), dated August 31, 2023, among Caterpillar Inc., Caterpillar Financial Services Corporation, Caterpillar International Finance Designated Activity Company and Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein, Citibank, N.A., as agent, Citibank Europe PLC, UK Branch, as Local Currency Agent, MUFG Bank, Ltd. as Japan Local Currency Agent and the certain Joint Lead Arrangers and Joint Bookrunners named therein (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 1, 2023)

10.2
Local Currency Addendum, dated August 31, 2023, to the Credit Agreement (2023 364-Day Facility) (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed September 1, 2023)

10.3
Japan Local Currency Addendum, dated August 31, 2023, to the Credit Agreement (2023 364-Day Facility) (incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K filed September 1, 2023)

10.4
Amendment No. 1, dated August 31, 2023, to the Third Amended and Restated Credit Agreement (Three-Year Facility), dated September 1, 2022, among Caterpillar Inc., Caterpillar Financial Services Corporation, Caterpillar International Finance Designated Activity Company and Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein and Citibank, N.A., as agent (incorporated by reference from Exhibit 10.4 to the Company's Current Report on Form 8-K filed September 1, 2023)

10.5
Amendment No. 1, dated August 31, 2023, to the Third Amended and Restated Credit Agreement (Five Facility), dated September 1, 2022, among Caterpillar Inc., Caterpillar Financial Services Corporation, Caterpillar International Finance Designated Activity Company and Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein and Citibank, N.A., as agent (incorporated by reference from Exhibit 10.5 to the Company's Current Report on Form 8-K filed September 1, 2023)

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

Caterpillar Financial Services Corporation

Date:	November 1, 2023	/s/ David T. Walton
David T. Walton, President, Director and Chief Executive Officer

Date:	November 1, 2023	/s/ Kristen R. Covey
Kristen R. Covey, Executive Vice President and Chief Financial Officer

Date:	November 1, 2023	/s/ James M. Rooney
James M. Rooney, Secretary