Form 10-K
period 2023-12-31
CATERPILLAR FINANCIAL SERVICES CORP
filed 2024-02-16
CIK 764764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2023

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________.

Commission File No. 001-11241

CATERPILLAR FINANCIAL SERVICES CORPORATION (Exact name of Registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	37-1105865 (I.R.S. Employer Identification No.)
2120 West End Ave., Nashville, Tennessee (Address of principal executive offices)	37203-0001 (Zip Code)
Registrant’s telephone number, including area code: (615) 341-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Medium-Term Notes, Series H, 3.300% Notes Due 2024	CAT/24	New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐   No ☒

As of February 16, 2024, one share of common stock of the registrant was outstanding, which is owned by Caterpillar Inc.

* Item omitted because no answer is called for or item is not applicable.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K may be considered “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements may relate to future events or our future financial performance, which may involve known and unknown risks and uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by any forward-looking statements. From time to time, we may also provide forward-looking statements in oral presentations to the public or in other materials we issue to the public. Forward-looking statements give current expectations or forecasts of future events about the company. You may identify these statements by the fact that they do not relate to historical or current facts and may use words such as “believes,” “expects,” “estimates,” “anticipates,” “will,” “should,” “plan,” “forecast,” “target,” “guide,” “project,” “intend,” “could” and similar words or phrases. These statements are only predictions. Actual events or results may differ materially due to factors that affect international businesses, including changes in economic conditions including but not limited to inflation, disruptions in the global financial and credit markets, and changes in laws, regulations and political stability, as well as factors specific to Caterpillar Financial Services Corporation (“Cat Financial”) and the markets we serve, including the market’s acceptance of our products and services, the creditworthiness of our customers, interest rate and currency rate fluctuations and estimated residual values of leased equipment. These risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K and could cause results to differ materially from those projected in the forward-looking statements. Cat Financial undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You may, however, consult any related disclosures we may make in our subsequent Form 10-Q and Form 8-K reports filed with the Securities and Exchange Commission (“SEC”).

Item 1.	Business.

General

Caterpillar Financial Services Corporation was organized in 1981 in the State of Delaware (together with its subsidiaries, “Cat Financial,” “the Company,” “we” or “our”). We are a wholly-owned finance subsidiary of Caterpillar Inc. (together with its other subsidiaries, “Caterpillar” or “Cat”) and our corporate headquarters is located in Nashville, Tennessee.

Nature of Operations

We provide retail and wholesale financing alternatives to customers and dealers around the world for Caterpillar products and services, as well as financing for power generation facilities that, in most cases, incorporate Caterpillar products. Retail financing is primarily comprised of installment sale contracts and other equipment-related loans, working capital loans, finance leases, operating leases and revolving charge accounts. Wholesale financing to Caterpillar dealers consists primarily of inventory and rental fleet financing. In addition, we purchase short-term wholesale trade receivables from Caterpillar. The various financing plans offered by Cat Financial are designed to support sales of Caterpillar products and generate financing income for Cat Financial. A significant portion of our activity is conducted in North America, and we have additional offices and subsidiaries in Latin America, Asia/Pacific, Europe and Africa. Cat Financial has over 40 years of experience providing financing for Caterpillar products and services, contributing to our knowledge of asset values, industry trends, financing structures and customer needs.

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

We provide financing only when certain criteria are met. Credit decisions are based on a variety of credit quality factors, including prior payment experience, customer financial information, credit ratings, loan-to-value ratios and other internal metrics. We typically maintain a security interest in retail-financed equipment and generally require physical damage insurance coverage on financed equipment. We finance a significant portion of Caterpillar dealers’ sales and inventory of Caterpillar equipment throughout the world (see Note 14 of Notes to Consolidated Financial Statements for more information regarding our segments and geographic areas). Our competitive position is improved by marketing programs offered in conjunction with Caterpillar and/or Caterpillar dealers. Under these programs, Caterpillar, or the dealer, funds an amount at the outset of the transaction, which we then recognize as revenue over the term of the financing. We believe that these marketing programs provide Cat Financial a significant competitive advantage in financing Caterpillar products.

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

Health and Safety

The health and safety of our employees is an important focus at Cat Financial and we strive to continually reduce our recordable injuries. In each of 2023 and 2022, the Company achieved a recordable injury frequency rate of 0.00.

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

Our leadership development programs and our focus on encouraging a variety of experiences help employees broaden understanding and increase perspective. For example, we regularly conduct a leadership experience for global leaders to strengthen Caterpillar leadership attributes and utilize our global learning platform to build speed to competency by job role.

Diversity and Inclusion

We are committed to fostering a diverse workforce and an inclusive environment. Our nine Employee Resource Groups (“ERGs”), sponsored and supported by leadership, are integral to ensuring different voices and perspectives contribute to our strategy for long term profitable growth. Our ERGs partner with recruiters to help build relationships and recruit talent from local college programs.

Our ERGs further engage our employees, helping contribute to development and retention. For example, our ERGs sponsor mentoring programs that connect employees with senior leaders who can support their career goals and leadership development. Our ERGs also help develop programs that educate and inform on the richness of the global cultures that we share.

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

Employment

Management aligns employment levels with the needs of the business. We believe we have the appropriate human capital resources to successfully operate and deliver our enterprise strategy. As of December 31, 2023, we employed about 2,300 full-time persons of whom approximately half were located outside the United States. In the United States, most employees are at-will employees and, therefore, not subject to any type of employment contract or agreement. Outside the United States, the Company enters into employment contracts and agreements in those countries in which such relationships are mandatory or customary. The provisions of these agreements generally correspond in each case with the required or customary terms in the subject jurisdiction.

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

Failure to maintain our credit ratings could increase our cost of borrowing and could adversely affect our cost of funds, liquidity, competitive position and access to capital markets

Each of Caterpillar’s and Cat Financial’s costs of borrowing and their respective ability to access the capital markets are affected not only by market conditions but also by the short- and long-term credit ratings assigned to their respective debt by the major credit rating agencies. These ratings are based, in significant part, on each of Caterpillar’s and Cat Financial’s performance as measured by financial metrics such as net worth, profitability, interest coverage and leverage ratios, as well as transparency with rating agencies and timeliness of financial reporting. There can be no assurance that Caterpillar and Cat Financial will be able to maintain their credit ratings. We receive debt ratings from the major credit rating agencies. A downgrade of our credit rating by any of the major credit rating agencies could result in increased borrowing costs and could adversely affect Caterpillar’s and Cat Financial’s liquidity, competitive position and access to the capital markets, including restricting, in whole or in part, access to the commercial paper market and other sources of funding. There can be no assurance that the commercial paper market will continue to be a reliable source of short-term financing for Cat Financial or an available source of short-term financing for Caterpillar. An inability to access the capital markets could have an adverse effect on our cash flow, results of operations and financial condition.

Changes in interest rates, foreign currency exchange rates or market liquidity conditions could adversely affect our earnings and/or cash flows

Changes in interest rates and market liquidity conditions could have an adverse impact on Caterpillar’s and our earnings and cash flows. Changes in market interest rates may influence its and our borrowing costs, returns on financial investments and the valuation of derivative contracts. Because our financial results are reported in U.S. dollars, but our operations are conducted internationally, currency exchange rates can have a significant impact on our business results. We make a significant number of loans in currencies other than the U.S. dollar and fluctuations in foreign currency exchange rates could reduce our earnings and cash flows. Additionally, because a significant number of the loans made by us are made at fixed interest rates, our business results are subject to fluctuations in interest rates. Certain loans made by us and various financing extended to us are made at variable rates that use floating reference rates or indices, including the Secured Overnight Financing Rate, or SOFR, an index calculated by short-term repurchase agreements, backed by Treasury securities as a benchmark for establishing the interest rate. Changes in interest rates and market liquidity conditions could have an adverse impact on our earnings and cash flows.

We created a cross-functional team that assesses risk across multiple categories as it relates to the use of floating reference rates or indices such as SOFR in securities, loans, derivatives, and other financial obligations or extensions of credit held by or due to us. We manage interest rate and market liquidity risks through a variety of techniques that include a match funding strategy, the selective use of derivatives and a broadly diversified funding program. There can be no assurance, however, that fluctuations in interest rates and market liquidity conditions will not have an adverse impact on Caterpillar and our earnings and cash flows. If any of the variety of instruments and strategies we use to hedge our exposure to these types of risk is ineffective, this may have an adverse impact on our earnings and cash flows. Please see “-Macroeconomic Risks - Changes in Government Monetary or Fiscal Policies May Negatively Impact Results” below for further discussion of changes in interest rates.

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

Restrictive covenants in our debt agreements could limit our financial and operating flexibility

Cat Financial and certain subsidiaries have credit agreements under which we borrow or can borrow funds for use in our respective businesses that are utilized primarily for general corporate purposes. Certain of these agreements include covenants relating to our financial performance and financial position. The two most significant financial covenants included in these agreements are: (1) a leverage ratio covenant that requires us to maintain a ratio of consolidated debt to consolidated net worth of not greater than 10 to 1, calculated (i) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (ii) at each December 31; and (2) an interest coverage ratio that requires us to maintain a ratio of (i) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (ii) interest expense of not less than 1.15 to 1, in each case, calculated at the end of each fiscal quarter for the prior four-quarter period then most recently ended for us and our subsidiaries on a consolidated basis in accordance with generally accepted accounting principles. In addition, we are restricted in several of our agreements from terminating, amending or modifying our support agreement with Caterpillar. We are also restricted in our ability to incur secured indebtedness or consolidate, merge or sell assets. Similarly, we are also bound by covenants in various agreements that involve Caterpillar and its obligation to maintain a consolidated net worth of not less than $9 billion at all times during each fiscal year.

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
•The occurrence of catastrophic events, including fire, flood, tsunami or other weather event, power loss, telecommunications failure, software or hardware malfunctions, pandemics, cyber-attack, war, terrorist attack or other catastrophic events that our disaster recovery plans do not adequately address; and
•Political and economic instability or civil unrest that may severely disrupt economic activity in affected countries.

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

Increased information technology security threats and more sophisticated computer crime pose a risk to our systems, networks, products and services

We rely upon information technology systems and networks, some of which are managed by third parties, in connection with a variety of business activities. Additionally, we collect and store sensitive information relating to our business, customers, dealers, suppliers and employees. Operating these information technology systems and networks and processing and maintaining this data in a secure manner, is critical to our business operations and strategy. Information technology security threats -- from user error to cybersecurity attacks designed to gain unauthorized access to our systems, networks and data -- are increasing in frequency and sophistication. Cybersecurity attacks from threat actors globally range from random attempts to coordinated and targeted attacks, including sophisticated computer crime and advanced persistent threats. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. Cybersecurity attacks could also include attacks targeting customer data or the security, integrity and/or reliability of the hardware and software installed in Caterpillar products. It is possible that our information technology systems and networks, or those managed or provided by third parties, could have vulnerabilities, which could go unnoticed for a period of time. While various procedures and controls have been and are being utilized to mitigate such risks, there can be no guarantee that the actions and controls we have implemented and are implementing, or which we cause or have caused third-party service providers to implement, will be sufficient to protect and mitigate associated risks to our systems, information or other property.

We have experienced cybersecurity threats and vulnerabilities in our systems and those of our third-party providers, and we have experienced viruses and attacks targeting our information technology systems and networks. Such prior events, to date, have not had a material impact on our financial condition, results of operations or liquidity. However, the potential consequences of a future material cybersecurity attack include reputational damage, litigation with third parties, government enforcement actions, penalties, disruption to systems, unauthorized release of confidential or otherwise protected information, corruption of data and increased cybersecurity protection and remediation costs, which in turn could adversely affect our competitiveness, results of operations and financial condition. Due to the evolving nature of such security threats, the potential impact of any future incident cannot be predicted. Further, the amount of insurance coverage we maintain may be inadequate to cover claims or liabilities relating to a cybersecurity attack.

In addition, data we collect, store and process are subject to a variety of U.S. and international laws and regulations, such as the European Union’s General Data Protection Regulation and the California Consumer Privacy Act, which may carry significant potential penalties for noncompliance.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 1C.	Cybersecurity.

As required by Item 106 of Regulation S-K, the following sets forth information regarding our cybersecurity strategy, risk management and governance, which is overseen by Caterpillar and forms a part of Caterpillar’s cybersecurity strategy, risk management and governance. A description of Caterpillar’s cybersecurity strategy, risk management and governance can be found under Item 1C. Cybersecurity in Caterpillar’s 2023 Annual Report on Form 10-K filed separately with the Securities and Exchange Commission.

Cybersecurity Strategy and Risk Management

Cybersecurity is critical to advancing our overall objectives and enabling our digital efforts. As a global company, we face a wide variety of cybersecurity threats that range from common attacks such as ransomware and denial-of-service, to attacks from more advanced adversaries. Our customers, suppliers, and other partners face similar cybersecurity threats, and a cybersecurity incident impacting these entities could materially adversely affect our operations, performance and results. These cybersecurity threats and related risks make it imperative that we maintain focus on cybersecurity and systemic risks.

We maintain a comprehensive cybersecurity program which is integrated within Caterpillar’s enterprise risk management system and encompasses the corporate information technology and operational technology environments as well as customer-facing products. Our cybersecurity program has implemented a governance structure and process to identify, assess, manage, mitigate, respond to and report on cybersecurity risks. We utilize cybersecurity policies and frameworks based on industry and government standards. Our cyber risk management program controls are based on recognized best practices and standards, including the National Institute of Standards and Technology (NIST) Cyber Security Framework and the International Organization for Standardization (ISO 27001) Information Security Management System Requirements. We partner with third parties to support and evaluate our cybersecurity program. These third-party services span areas including cybersecurity maturity assessments, incident response, penetration testing, consulting on best practices, bug bounty programs, and others. We also consume threat intelligence from several paid and non-paid sources.

We maintain a 24 x 7 operations center which serves as a central location for the reporting of cybersecurity matters, provides monitoring of our global cybersecurity environment, and coordinates the investigation and remediation of alerts. As cybersecurity events occur, the cybersecurity team focuses on responding to and containing the threat and minimizing impact. In the event of an incident, the cybersecurity team assesses, among other factors, safety impact, supply chain and manufacturing disruption, data and personal information loss, business operations disruption, projected cost and potential for reputational harm, with participation from technical, legal and law enforcement support, as appropriate.

We have implemented a cybersecurity awareness program which covers topics such as phishing, social networking safety, password security and mobile device usage. We have mandatory training in the areas of cybersecurity, privacy, and confidential information handling. We also conduct regular phishing training and simulations for our employees and contractors. We provide extensive specialized role-based training to technical professionals in cybersecurity, secure application development, and other focus areas. We also conduct periodic tabletop exercises to validate our preparation for cyber events.

We operate a third-party cybersecurity program with the goal of minimizing disruption to the Company’s business and production operations, strengthening supply chain resilience, and supporting the integrity of components and systems used in its products and services. We rely heavily on our supply chain to deliver our products and services to our customers, and a cybersecurity incident at a supplier, subcontractor or joint venture partner could materially adversely impact us. We assess third-party cybersecurity controls through a cybersecurity third-party risk assessment process. Identified deficiencies are addressed through a risk remediation process. For select suppliers, we engage third-party cybersecurity monitoring and alerting services, and seek to work directly with those suppliers to address potential deficiencies identified.

As of the date of this report, we do not believe that risks from any cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to affect us, including our business strategy, results of operations or financial condition. That said, as discussed more fully under Item 1A. “Risk Factors—Operational Risks— Increased information technology security threats and more sophisticated computer crime pose a risk to our systems, networks, products and services” of this Form 10-K, these threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. Cybersecurity attacks could also include attacks targeting customer data or the security, integrity and/or reliability of the hardware and software installed in Caterpillar products. It is possible that our information technology systems and networks, or those managed or provided by third parties, could have vulnerabilities, which could go unnoticed for a period of time. While various procedures and controls have been and are being utilized to mitigate such risks, there can be no guarantee that the actions and controls we have implemented and are implementing, or which we cause or have caused third-party service providers to implement, will be sufficient to protect and mitigate associated risks to our systems, information or other property.

Cybersecurity Governance

Caterpillar Cybersecurity Governance

Caterpillar’s board has oversight for risk management with a focus on the most significant risks facing Caterpillar (including its wholly owned subsidiary, Cat Financial), including strategic, operational, financial and legal compliance risks. The Caterpillar board’s risk oversight process builds upon management’s risk assessment and mitigation processes, which include an enterprise risk management program of which Caterpillar’s cybersecurity processes are an integral component.

Caterpillar’s board implements its risk oversight function both as a board and through delegation to board committees, which meet regularly and report back to the Caterpillar board. Caterpillar’s board has delegated the oversight of specific risks to board committees that align with their functional responsibilities. Caterpillar’s Audit Committee (the “Caterpillar AC”) assists the Caterpillar board in overseeing the enterprise risk management program and evaluates and monitors risks related to, among other things, Caterpillar’s information security program. The Caterpillar AC assesses cybersecurity and information technology risks and the controls implemented to monitor and mitigate these risks. Caterpillar’s Chief Information Officer & Senior Vice President, Caterpillar IT (the “Caterpillar CIO”) attends all bimonthly Caterpillar AC meetings and provides cybersecurity updates to the Caterpillar AC and Caterpillar board.

Caterpillar’s cybersecurity program is overseen by the Caterpillar CIO, who has been a Caterpillar employee for nearly twenty-five years. Prior to her current appointment as Caterpillar’s CIO in September 2020, she was the Chief Information Officer for the Caterpillar’s Financial Products Division, which includes Cat Financial. Her extensive background in IT includes global leadership for large-scale systems transformations, cybersecurity, cloud and application management, global data center management, worldwide network, servers and storage, database management and end-user services. The Caterpillar CIO leads a cross-functional cybersecurity team comprised of professionals from Caterpillar’s product, cybersecurity, legal and compliance organizations who focus on managing the security of Caterpillar’s connected solutions. This team manages the Caterpillar’s global IT systems, IT risk management, cybersecurity, global infrastructure and IT transformations.

Cat Financial Cybersecurity Governance

Our Risk Committee provides oversight over our information security program and other matters related to cybersecurity. Our President serves as the chair of this committee, which includes among its members our Chief Risk Officer and our Chief Information Officer. Our cybersecurity program is managed by our Chief Information Security Officer, who reports on a regular basis to our Risk Committee on cybersecurity matters and who regularly collaborates with the Caterpillar cybersecurity team.

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

Our stock is not publicly traded. Caterpillar Inc. is the owner of our one outstanding share. Cash dividends of $425 million, $275 million and $850 million were paid to Caterpillar in 2023, 2022 and 2021, respectively.

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

OVERVIEW

We reported revenues of $3.25 billion for 2023, an increase of $514 million, or 19 percent, compared with $2.73 billion for 2022. The increase in revenues was primarily due to a $450 million favorable impact from higher average financing rates. Profit was $563 million for 2023, an increase of $28 million, or 5 percent, compared with $535 million for 2022.

Profit before income taxes was $760 million for 2023, an increase of $29 million, or 4 percent, compared with $731 million for 2022. The increase was primarily due to a $56 million increase in net yield on average earning assets and a $32 million favorable impact from a lower provision for credit losses, partially offset by a $57 million increase in general, operating and administrative (GO&A) expenses.

The provision for income taxes reflected an annual tax rate of 25 percent for 2023 compared with 26 percent for 2022. The provision for income taxes in 2023 included a non-cash benefit of $22 million from a reduction in the valuation allowance against the deferred tax assets of a non-U.S. subsidiary, and a tax charge of $27 million for the repatriation of earnings and change in the reinvestment position of a non-U.S. subsidiary.

During 2023, retail new business volume was $12.11 billion, an increase of $750 million, or 7 percent, compared with $11.36 billion for 2022. The increase was primarily driven by higher volume in North America.

At the end of 2023, past dues were 1.79 percent, compared with 1.89 percent at the end of 2022. Write-offs, net of recoveries, were $65 million for 2023, compared with $46 million for 2022. As of December 31, 2023, the allowance for credit losses totaled $331 million, or 1.18 percent of finance receivables, compared with $346 million, or 1.29 percent of finance receivables at December 31, 2022.

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

2023 COMPARED WITH 2022

Consolidated Total Revenues

The chart above graphically illustrates reasons for the change in consolidated total revenues between 2022 (at left) and 2023 (at right). Items favorably impacting total revenues appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting total revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Retail revenue for 2023 was $1.46 billion, an increase of $235 million from 2022. The increase was primarily due to a $239 million favorable impact from higher interest rates on retail finance receivables. For the year ended December 31, 2023, retail average earning assets were $22.11 billion, a decrease of $79 million from 2022. The average yield was 6.62 percent for 2023, compared with 5.54 percent in 2022.

Operating lease revenue for 2023 was $905 million, an increase of $17 million from 2022. The increase was primarily due to a $25 million favorable impact from higher rental rates on operating leases, partially offset by a $8 million unfavorable impact from lower average earning assets.

Wholesale revenue for 2023 was $684 million, an increase of $243 million from 2022. The increase was due to a $176 million favorable impact from higher interest rates on wholesale finance receivables and a $67 million favorable impact from higher average earning assets. For the year ended December 31, 2023, wholesale average earning assets were $5.20 billion, an increase of $686 million from 2022. The average yield was 13.17 percent for 2023, compared with 9.77 percent in 2022.

Other revenue, net items were as follows:

(Millions of dollars)
	2023	2022	Change
Finance receivable and operating lease fees (including late charges)	$64	$58	$6
Net gain (loss) on returned or repossessed equipment	83	81	2
Interest income on Notes receivable from Caterpillar	21	17	4
Miscellaneous other revenue, net	27	20	7
Total Other revenue, net	$195	$176	$19

There was a $17 million unfavorable impact from currency on revenues in 2023. Currency represents the net translation impact resulting from changes in foreign currency exchange rates versus the U.S. dollar and is included in all financial statement line items and each of the items included in the above analysis.

Consolidated Profit Before Income Taxes

The chart above graphically illustrates reasons for the change in consolidated profit before income taxes between 2022 (at left) and 2023 (at right). Items favorably impacting profit before income taxes appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting profit before income taxes appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Profit before income taxes was $760 million for 2023, an increase of 29 million, or 4 percent, compared with $731 million for 2022. The increase was primarily due to a $56 million increase in net yield on average earning assets and a $32 million favorable impact from a lower provision for credit losses, partially offset by a $57 million increase in GO&A expenses.

There was a $4 million unfavorable impact from currency on profit before income taxes in 2023. Currency represents the net translation impact resulting from changes in foreign currency exchange rates versus the U.S. dollar and is included in all financial statement line items and each of the items included in the above analysis.

Provision for Income Taxes

The provision for income taxes reflected an annual tax rate of 25 percent for 2023 compared with 26 percent for 2022. The provision for income taxes in 2023 included a non-cash benefit of $22 million from a reduction in the valuation allowance against the deferred tax assets of a non-U.S. subsidiary, and a tax charge of $27 million for the repatriation of earnings and change in the reinvestment position of a non-U.S. subsidiary.

Finance Receivables and Equipment on Operating Leases

New Business Volume

(Millions of dollars)
	2023	2022	Change
New retail financing	$10,803	$10,211	$592
New operating lease activity	1,302	1,144	158
New wholesale financing	54,879	47,749	7,130
Total	$66,984	$59,104	$7,880

New retail financing increased due primarily to higher volume in North America. The increase in new operating lease activity was mainly driven by higher rentals of Cat equipment in Mining and North America. New wholesale financing increased primarily due to higher purchases of trade receivables from Caterpillar.

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

(Millions of dollars)
	2023	2022	Change
Finance receivables, net	$27,746	$26,441	$1,305
Equipment on operating leases, net	3,014	2,911	103
Total portfolio	$30,760	$29,352	$1,408

Retail loans	$67	$68	$(1)
Retail leases	24	23	1
Operating leases	20	21	(1)
Total off-balance sheet managed assets	$111	$112	$(1)

Total managed portfolio	$30,871	$29,464	$1,407

Total Portfolio Metrics
At the end of 2023, past dues were 1.79 percent, compared with 1.89 percent at the end of 2022. Total non-performing finance receivables, which represent finance receivables currently on non-accrual status, were $199 million and $234 million at December 31, 2023 and 2022, respectively. Total non-performing finance receivables as a percentage of our finance receivables were less than 1 percent at December 31, 2023 and 2022.

Our allowance for credit losses as of December 31, 2023 was $331 million, or 1.18 percent of finance receivables, compared with $346 million, or 1.29 percent, as of December 31, 2022. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and economic forecasts. We believe our allowance is sufficient to provide for losses over the remaining life of our finance receivable portfolio as of December 31, 2023.

2022 COMPARED WITH 2021

For discussions related to the consolidated total revenues and consolidated profit before income taxes between 2022 and 2021, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the United States Securities and Exchange Commission on February 15, 2023.

CAPITAL RESOURCES AND LIQUIDITY

Maintaining and managing adequate capital and liquidity resources includes management of funding sources and their utilization based on current, future and contingent needs. Throughout 2023, we experienced favorable liquidity conditions. We ended 2023 with $727 million of cash, a decrease of $141 million from year-end 2022. Our cash balances are held in numerous locations throughout the world with approximately $489 million held by our non-U.S. subsidiaries, including $198 million in Russia which is currently subject to local government restrictions that substantially limit transfer outside of the country. We expect to meet our U.S. funding needs without repatriating undistributed profits that are indefinitely reinvested outside the U.S.

BORROWINGS

Borrowings consist primarily of medium-term notes and commercial paper, the combination of which is used to manage interest rate risk and funding requirements. (Please refer to Notes 5, 6 and 7 of Notes to Consolidated Financial Statements for additional discussion.)

We receive debt ratings from the major credit rating agencies. Fitch maintains a “high-A” debt rating, while Moody’s and S&P maintain a “mid-A” debt rating. A downgrade of our credit ratings by any of the major credit rating agencies could result in increased borrowing costs and could make access to certain credit markets more difficult. In the event economic conditions deteriorate such that access to debt markets becomes unavailable, we would rely on cash flows from our existing portfolio, existing cash balances, access to our committed credit facilities and other credit line facilities, and potential borrowings from Caterpillar. In addition, Caterpillar maintains a support agreement with us, which requires Caterpillar to remain our sole owner and may, under certain circumstances, require Caterpillar to make payments to us should we fail to maintain certain financial ratios.

Total borrowings outstanding as of December 31, 2023 were $28.28 billion, an increase of $884 million from December 31, 2022. Outstanding borrowings as of December 31 were as follows:

(Millions of dollars)	2023	2022
Medium-term notes, net	$23,085	$20,672
Commercial paper, net of unamortized discount	4,069	5,455
Bank borrowings and other – long-term	527	746
Bank borrowings and other – short-term	330	234
Variable denomination floating rate demand notes	244	265
Notes payable to Caterpillar	24	23
Total outstanding borrowings	$28,279	$27,395

Medium-term notes
We issue medium-term unsecured notes through securities dealers or underwriters in the U.S., Europe, and other international capital markets. These notes are offered in several currencies and with a variety of maturities. These notes are senior unsecured obligations of the Company. Medium-term notes issued totaled $7.95 billion and redeemed totaled $5.63 billion for the year ended December 31, 2023. Medium-term notes, net outstanding as of December 31, 2023 mature as follows:

(Millions of dollars)
2024	$7,505
2025	7,596
2026	5,582
2027	2,447
2028	1
Fair value adjustments	(46)
Total	$23,085

Medium-term notes of $500 million maturing in the first quarter of 2024 were excluded from Current maturities of long-term debt in the Consolidated Statements of Financial Position as of December 31, 2023 due to a $500 million issuance of medium-term notes on January 8, 2024 which mature in 2027. The preceding maturity table reflects the reclassification of $500 million from maturities in 2024 to 2027.

Commercial paper
We issue unsecured commercial paper in the U.S., Europe, and other international capital markets. These short-term promissory notes are issued on a discounted basis and are payable at maturity. As of December 31, 2023, there was $4.07 billion outstanding in commercial paper.

Revolving credit facilities
As of December 31, 2023, we had three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and us for general liquidity purposes. Based on management’s allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of December 31, 2023 was $7.75 billion. Information on our Credit Facility is as follows:

•The 364-day facility of $3.15 billion (of which $2.33 billion is available to us) expires in August 2024.
•The three-year facility, as amended and restated in August 2023, of $2.73 billion (of which $2.01 billion is available to us) expires in August 2026.
•The five-year facility, as amended and restated in August 2023, of $4.62 billion (of which $3.41 billion is available to us) expires in August 2028.

At December 31, 2023, Caterpillar’s consolidated net worth was $19.55 billion, which was above the $9.00 billion required under the Credit Facility. The consolidated net worth is defined in the Credit Facility as Caterpillar's consolidated shareholders’ equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).

At December 31, 2023, our covenant interest coverage ratio was 1.73 to 1. This was above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain (loss) from interest rate derivatives to (2) interest expense, calculated at the end of each fiscal quarter for the prior four consecutive fiscal quarter period, required by the Credit Facility.

In addition, at December 31, 2023, our six-month covenant leverage ratio was 6.88 to 1 and our year-end covenant leverage ratio was 6.95 to 1. This was below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event that either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants. Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At December 31, 2023, there were no borrowings under the Credit Facility.

Bank borrowings
Available credit lines with banks as of December 31, 2023 totaled $3.54 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements. We may guarantee subsidiary borrowings under these lines. As of December 31, 2023, we had $853 million outstanding against these credit lines and were in compliance with all debt covenants under these credit lines.

Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction. We do not hold reserves to fund the payment of the demand notes. The notes are offered on a continuous basis. As of December 31, 2023, there were $244 million of variable denomination floating rate demand notes outstanding. The maximum amount of variable denomination floating rate demand notes that we may have outstanding at any time may not exceed $1.25 billion.

Notes receivable from/payable to Caterpillar
Under our variable amount and term lending agreements and other notes receivable with Caterpillar, we may borrow up to $2.44 billion from Caterpillar and Caterpillar may borrow up to $2.14 billion from us. The variable amount lending agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice. The term lending agreements have remaining maturities ranging up to ten years. We had notes payable of $24 million and notes receivable of $527 million outstanding under these agreements as of December 31, 2023.

OFF-BALANCE SHEET ARRANGEMENTS

We are a party to certain off-balance sheet arrangements, primarily in the form of guarantees. Please refer to Note 10 of Notes to Consolidated Financial Statements for further information.

Managed assets
Certain finance receivables and equipment on operating leases are sold by us to third parties with limited or no recourse in order to mitigate our concentration of credit risk with certain customers. In 2023, we received $69 million of cash proceeds from the sale of such assets. We typically maintain servicing responsibilities for these assets.

MATERIAL CASH REQUIREMENTS FROM CONTRACTUAL OBLIGATIONS

We believe our balances of cash and cash equivalents of $727 million as of December 31, 2023, along with cash generated by ongoing operations and continued access to debt markets, will be sufficient to satisfy our cash requirements over the next 12 months and beyond.

We have committed cash outflow related to short-term borrowings and long-term debt. See Notes 6 and 7, respectively, of Notes to Consolidated Financial Statements.

We also have contractual obligations to suppliers and service providers primarily for software user licenses, extended technical support and data processing services. These obligations total $31 million, with $26 million due in the next 12 months.

CASH FLOWS

Net cash provided by operating activities was $804 million in 2023, compared with $1.26 billion in 2022. Net cash used for investing activities was $1.18 billion in 2023, compared with $172 million in 2022. The change was primarily due to portfolio related activity. Net cash provided by financing activities was $279 million in 2023, compared with net cash used of $764 million in 2022. The change was primarily due to higher portfolio funding requirements.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles (“U.S. GAAP” or “GAAP”) requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. Changes in these estimates and assumptions could have a significant effect on the financial statements. Our critical accounting estimates, which require management assumptions and complex judgments, are summarized below. We review our critical accounting estimates and assumptions with the Audit Committee of the Caterpillar Inc. Board of Directors.

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

At December 31, 2023, the aggregate residual value of equipment on operating leases was $1.70 billion. Without consideration of other factors such as third-party residual guarantees or contractual customer purchase options, a 10 percent non-temporary decrease in the market value of our equipment subject to operating leases would reduce residual value estimates and result in the recognition of approximately $75 million of additional annual depreciation expense.

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

While management believes it has exercised prudent judgment and applied reasonable assumptions, there can be no assurance that in the future, changes in economic conditions or other factors would not cause changes in the financial health of our customers. If the financial health of our customers deteriorates, the timing and level of payments received could be impacted and therefore, could result in a change to our estimated losses. Holding other variables constant, a 10 percent increase in estimated loss given default would result in an $16 million increase to the allowance for credit losses related to our customer finance receivables as of December 31, 2023. Holding other variables constant, a 10 percent increase in estimated probabilities of default would result in a $14 million increase to the allowance for credit losses related to our customer finance receivables as of December 31, 2023.

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

In order to properly manage sensitivity to changes in interest rates, we measure the potential impact of different interest rate assumptions on pre-tax earnings. All on-balance sheet positions, including derivative financial instruments, are included in the analysis. The primary assumptions included in the analysis are that there are no new fixed-rate assets or liabilities, the proportion of fixed-rate debt to fixed-rate assets remains unchanged and the level of floating rate assets and debt remain constant. We estimate a 100 basis point immediate and sustained adverse change in interest rates to have a $20 million adverse impact on 2023 pre-tax earnings based on these assumptions and the balance sheet analysis as of December 31, 2023. Last year, similar assumptions and calculations yielded a potential $12 million adverse impact to 2022 pre-tax earnings.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessment, we concluded that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting
During the last fiscal quarter, there has been no significant change in the company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B.	Other Information.

Disclosures Required Pursuant to the Securities Exchange Act of 1934
During the three months ended December 31, 2023, none of the company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

Fees for professional services provided by our independent auditor included the following:

(Millions of dollars)	2023	2022
Audit fees(1)	$7.7	$7.0
Audit-related fees(2)	—	—
Tax fees(3)	0.1	0.1
All other fees	—	—
Total	$7.8	$7.1

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

4.8	Indenture, dated as of March 29, 2023, between Caterpillar Financial and U.S. Bank Trust National Association, as Trustee

4.9	Support Agreement, dated as of December 21, 1984, between the Company and Caterpillar (incorporated by reference from Exhibit 10.2 to the Company’s amended Form 10, for the year ended December 31, 1984)

4.10
First Amendment to the Support Agreement dated June 14, 1995, between the Company and Caterpillar (incorporated by reference from Exhibit 4 to the Company’s Current Report on Form 8-K, dated June 15, 1995)

4.11
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

10.1
Amended and Restated Tax Sharing Agreement, dated as of May 31, 2018, between the Company and Caterpillar (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2018)

10.2
Credit Agreement (2023 364-Day Facility), dated as of August 31, 2023, by and among Caterpillar Inc., the Company, Caterpillar International Finance Designated Activity Company and Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein, Citibank, N.A., as agent, Citibank Europe PLC, UK Branch, as Local Currency Agent, and MUFG Bank, Ltd. as Japan Local Currency Agent (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 1, 2023)

10.3
Local Currency Addendum to the Credit Agreement (2023 364-Day Facility), dated as of August 31, 2023, among the Company, Caterpillar International Finance Designated Activity Company, the Local Currency Banks named therein, Citibank, N.A., as Agent and Citibank Europe plc, UK Branch, as Local Currency Agent (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed September 1, 2023)

10.4
Japan Local Currency Addendum to the Credit Agreement (2023 364-Day Facility), dated as of August 31, 2023, among the Company, Caterpillar Finance Kabushiki Kaisha, the Japan Local Currency Banks named therein, Citibank, N.A., as Agent and MUFG Bank, Ltd., as Local Currency Agent (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 1, 2023)

10.5
Third Amended and Restated Credit Agreement (Three-Year Facility), dated as of September 1, 2022, by and among the Company, Caterpillar Inc., Caterpillar International Finance Designated Activity Company and Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank Europe plc, UK Branch, as Local Currency Agent, and MUFG Bank, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 6, 2022)

10.6
Amendment No. 1 to Third Amended and Restated Credit Agreement (Three-Year Facility) dated as of August 31, 2023, by and among the Company, Caterpillar Inc., Caterpillar International Finance Designated Activity Company and Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein and Citibank, N.A., as Agent (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 1, 2023)

10.7
Local Currency Addendum to the Third Amended and Restated Credit Agreement (Three-Year Facility), dated as of September 1, 2022, among the Company, Caterpillar International Finance Designated Activity Company, the Local Currency Banks named therein, Citibank, N.A., as Agent and Citibank Europe plc, UK Branch, as Local Currency Agent (incorporated by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 6, 2022)

10.8
Japan Local Currency Addendum to the Third Amended and Restated Credit Agreement (Three-Year Facility), dated as of September 1, 2022, among the Company, Caterpillar Finance Kabushiki Kaisha, the Japan Local Currency Banks named therein, Citibank, N.A., as Agent and MUFG Bank, Ltd., as Local Currency Agent (incorporated by reference from Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 6, 2022)

10.9
Third Amended and Restated Credit Agreement (Five-Year Facility), dated as of September 1, 2022, by and among the Company, Caterpillar Inc., Caterpillar International Finance Designated Activity Company and Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank Europe plc, UK Branch, as Local Currency Agent, and MUFG Bank, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 10.7 to the Company’s Current Report on Form 8-K filed September 6, 2022)

10.10
Amendment No. 1 to Third Amended and Restated Credit Agreement (Five-Year Facility) dated as of August 31, 2023, by and among the Company, Caterpillar Inc., Caterpillar International Finance Designated Activity Company and Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein and Citibank, N.A., as Agent (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 1, 2023)

10.11
Local Currency Addendum to the Third Amended and Restated Credit Agreement (Five-Year Facility), dated as of September 1, 2022, among the Company, Caterpillar International Finance Designated Activity Company, the Local Currency Banks named therein, Citibank, N.A., as Agent and Citibank Europe plc, UK Branch, as Local Currency Agent (incorporated by reference from Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on January 6, 2022)

10.12
Japan Local Currency Addendum to the Third Amended and Restated Credit Agreement (Five-Year Facility), dated as of September 1, 2022, among the Company, Caterpillar Finance Kabushiki Kaisha, the Japan Local Currency Banks named therein, Citibank, N.A., as Agent and MUFG Bank, Ltd., as Local Currency Agent (incorporated by reference from Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on September 6, 2022)

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

97.1	Caterpillar Inc. Incentive Compensation Clawback Policy, as adopted by the Company effective October 2, 2023 (Pursuant to NYSE Rule 303A.14)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Caterpillar Financial Services Corporation

February 16, 2024	/s/ James M. Rooney
James M. Rooney, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 16, 2024	/s/ David T. Walton	President, Director and Chief Executive Officer
David T. Walton

February 16, 2024	/s/ Andrew R.J. Bonfield	Director
Andrew R.J. Bonfield
February 16, 2024	/s/ Kristen R. Covey	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Kristen R. Covey

February 16, 2024	/s/ Daniel R. Court	Controller (Principal Accounting Officer)
Daniel R. Court

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of Caterpillar Financial Services Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial position of Caterpillar Financial Services Corporation and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of profit, comprehensive income, changes in shareholder’s equity and cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Customer Finance Receivables Allowance for Credit Losses

As described in Notes 1 and 2 to the consolidated financial statements, as of December 31, 2023, the collectively evaluated customer finance receivables allowance for credit losses makes up a significant portion of total customer finance receivable allowance for credit losses of $276 million. As disclosed by management, the allowance for credit losses is management’s estimate of expected credit losses over the life of the customer finance receivables portfolio measured on a collective (pool) basis calculated using loss forecast models utilizing probabilities of default and management’s estimated loss given default based on past loss experience adjusted for current economic conditions and reasonable and supportable forecasts and scenarios capturing country and industry-specific economic factors.

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
February 16, 2024

We have served as the Company’s auditor since 1984.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF PROFIT
For the Years Ended December 31,
(Dollars in Millions)

	2023	2022	2021
Revenues:
Retail finance	$1,464	$1,229	$1,197
Operating lease	905	888	942
Wholesale finance	684	441	314
Other, net	195	176	109
Total revenues	3,248	2,734	2,562

Expenses:
Interest	1,033	566	455
Depreciation on equipment leased to others	713	718	755
General, operating and administrative	588	531	528
Provision for credit losses	49	81	70
Other	33	24	36
Total expenses	2,416	1,920	1,844

Other income (expense)	(72)	(83)	(23)

Profit before income taxes	760	731	695

Provision for income taxes	192	189	178

Profit of consolidated companies	568	542	517

Less: Profit attributable to noncontrolling interests	5	7	12

Profit attributable to Caterpillar Financial Services Corporation	$563	$535	$505

See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31,
(Dollars in Millions)

	2023	2022	2021

Profit of consolidated companies	$568	$542	$517

Other comprehensive income (loss), net of tax (Note 9):
Foreign currency translation	67	(318)	(209)
Derivative financial instruments	(3)	33	32
Total Other comprehensive income (loss), net of tax	64	(285)	(177)

Comprehensive income (loss)	632	257	340

Less: Comprehensive income (loss) attributable to noncontrolling interests	—	(5)	14

Comprehensive income (loss) attributable to Caterpillar Financial Services Corporation	$632	$262	$326

See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
At December 31,
(Dollars in Millions, except share data)

	2023	2022
Assets:
Cash and cash equivalents	$727	$868
Finance receivables, net of Allowance for credit losses of $331 and $346	27,746	26,441
Notes receivable from Caterpillar	527	482
Equipment on operating leases, net	3,014	2,911
Other assets	1,098	1,255
Total assets	$33,112	$31,957

Liabilities and shareholder’s equity:
Payable to dealers and others	$157	$163
Payable to Caterpillar – borrowings and other	137	124
Accrued expenses	511	380
Short-term borrowings	4,643	5,954
Current maturities of long-term debt	7,719	5,202
Long-term debt	15,893	16,216
Other liabilities	882	955
Total liabilities	29,942	28,994

Commitments and contingent liabilities (Note 10)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid-in amount)	745	745
Additional paid-in capital	2	2
Retained earnings	3,327	3,109
Accumulated other comprehensive income (loss)	(978)	(1,047)
Noncontrolling interests	74	154
Total shareholder’s equity	3,170	2,963

Total liabilities and shareholder’s equity	$33,112	$31,957

See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
For the Years Ended December 31,
(Dollars in Millions)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance at December 31, 2020	$745	$2	$3,167	$(595)	$172	$3,491
Profit of consolidated companies			505		12	517
Dividend paid to Caterpillar			(823)		(27)	(850)
Foreign currency translation, net of tax				(211)	2	(209)
Derivative financial instruments, net of tax				32		32
Balance at December 31, 2021	$745	$2	$2,849	$(774)	$159	$2,981
Profit of consolidated companies			535		7	542
Dividend paid to Caterpillar			(275)			(275)
Foreign currency translation, net of tax				(306)	(12)	(318)
Derivative financial instruments, net of tax				33		33
Balance at December 31, 2022	$745	$2	$3,109	$(1,047)	$154	$2,963
Profit of consolidated companies			563		5	568
Dividend paid to Caterpillar			(345)		(80)	(425)
Foreign currency translation, net of tax				72	(5)	67
Derivative financial instruments, net of tax				(3)		(3)
Balance at December 31, 2023	$745	$2	$3,327	$(978)	$74	$3,170

See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
 (Dollars in Millions)

	2023	2022	2021
Cash flows from operating activities:
Profit of consolidated companies	$568	$542	$517
Adjustments for non-cash items:
Depreciation and amortization	728	732	770
Accretion of Caterpillar purchased receivable revenue	(617)	(417)	(301)
Provision for credit losses	49	81	70
Other, net	(25)	130	90
Changes in assets and liabilities:
Other assets	76	148	59
Payable to dealers and others	29	38	32
Accrued expenses	77	20	(86)
Other payables with Caterpillar	12	27	8
Other liabilities	(93)	(46)	30
Net cash provided by operating activities	804	1,255	1,189
Cash flows from investing activities:
Expenditures for equipment on operating leases	(1,277)	(1,121)	(1,202)
Capital expenditures - excluding equipment on operating leases	(20)	(18)	(14)
Proceeds from disposals of equipment	668	756	1,041
Additions to finance receivables	(17,250)	(14,217)	(13,836)
Collections of finance receivables	15,613	14,061	13,342
Net changes in Caterpillar purchased receivables	1,080	492	(609)
Proceeds from sales of receivables	63	57	51
Net change in variable lending to Caterpillar	(77)	(2)	13
Additions to other notes receivable from Caterpillar	(19)	(139)	(115)
Collections of other notes receivable from Caterpillar	52	46	69
Settlements of undesignated derivatives	(10)	(87)	(3)
Other, net	—	—	1
Net cash provided by (used for) investing activities	(1,177)	(172)	(1,262)
Cash flows from financing activities:
Net change in variable lending from Caterpillar	1	—	(1,000)
Proceeds from debt issued (original maturities greater than three months)	8,277	6,674	6,495
Payments on debt issued (original maturities greater than three months)	(6,232)	(7,703)	(7,877)
Short-term borrowings, net (original maturities three months or less)	(1,342)	540	3,489
Dividend paid to Caterpillar	(425)	(275)	(850)
Net cash provided by (used for) financing activities	279	(764)	257
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(47)	(63)	5
Increase (decrease) in cash, cash equivalents and restricted cash	(141)	256	189
Cash, cash equivalents and restricted cash at beginning of year (1)	870	614	425
Cash, cash equivalents and restricted cash at end of year (1)	$729	$870	$614
Cash paid for interest	$960	$544	$472
Cash paid for taxes, net	$210	$254	$143
All short-term investments, which consist primarily of highly liquid investments with original maturities of three months or less, are considered to be cash equivalents.
(1) As of December 31, 2023, 2022 and 2021 restricted cash, which is included in Other assets in the Consolidated Statements of Financial Position, was $2 million, $2 million and $4 million, respectively. Restricted cash primarily includes cash related to syndication activities.

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

We provide retail and wholesale financing alternatives to customers and dealers around the world for Caterpillar products and services, as well as financing for power generation facilities that, in most cases, incorporate Caterpillar products. Retail financing is primarily comprised of installment sale contracts and other equipment-related loans, working capital loans, finance leases, operating leases and revolving charge accounts. Wholesale financing to Caterpillar dealers consists primarily of inventory and rental fleet financing. In addition, we purchase short-term wholesale trade receivables from Caterpillar. The various financing plans offered by Cat Financial are designed to support sales of Caterpillar products and generate financing income for Cat Financial. We conduct a significant portion of our activities in North America with additional offices and subsidiaries in Latin America, Asia/Pacific, Europe and Africa.

B. Basis of Presentation

The accompanying consolidated financial statements include the accounts of Cat Financial and consolidated variable interest entities (VIEs). We consolidate all VIEs where we are the primary beneficiary. For VIEs, we assess whether we are the primary beneficiary as prescribed by the accounting guidance on the consolidation of VIEs. Please refer to Note 10 for more information.

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

In the current period we identified a misclassification between Noncontrolling interests and Retained earnings related to certain dividends we paid to Caterpillar in 2019 and 2021. We have determined that the impact was not material to any previously filed financial statements and have revised the reported balances to correct for the misclassification. The impact of the revisions was a $52 million increase in Retained earnings and offsetting $52 million decrease in Noncontrolling interests as of December 31, 2021 and 2022, and a $25 million increase in Retained earnings and offsetting $25 million decrease in Noncontrolling interests as of December 31, 2020. There was no impact on total equity or any other line items within the financial statements.

C. Finance Receivables

Finance receivables are generally classified as held for investment and recorded at amortized cost given that we have the intent and ability to hold them for the foreseeable future. Amortized cost is the principal balance outstanding plus accrued interest less write-downs, net of unamortized purchase discounts and deferred fees and costs.

D. Revenue Recognition

We record finance revenue over the life of the related finance receivables using the interest method, including the accretion of purchased receivables discount and related fee revenue, upfront fees and certain direct origination costs that are deferred. Operating lease revenue is recorded on a straight-line basis over the term of the lease.

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

Other revenue includes: (1) late charges, (2) fee revenue, primarily commitment fees, (3) gains and losses on sales of returned or repossessed equipment, (4) impairments on returned or repossessed equipment held for sale, (5) gains and losses on loan and lease sales and (6) other miscellaneous revenues. Other revenue items are recognized in accordance with relevant authoritative pronouncements.

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

Receivable balances, including accrued interest, are written off against the allowance for credit losses when, in the judgment of management, they are considered uncollectible (generally upon repossession of the collateral). Generally, the amount of the write-off is determined by comparing the fair value of the collateral, less cost to sell, to the amortized cost of the receivable. Subsequent recoveries, if any, are credited to the allowance for credit losses when received.

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

M. New Accounting Pronouncements

Adoption of New Accounting Standards

We consider the applicability and impact of all Accounting Standards Updates (ASUs). We adopted the following ASU effective January 1, 2023, which did not have a material impact on our financial statements:

ASU	Description
2022-02	Credit Losses

Accounting Standards Issued But Not Yet Adopted

Segment reporting (ASU 2023-07) - In November 2023, the FASB issued accounting guidance that requires incremental disclosures related to reportable segments which includes significant segment expense categories and amounts for each reportable segment. The guidance is effective January 1, 2024, and will be adopted retrospectively. The adoption will result in incremental disclosures related to reportable segments in the 2024 year-end financial statements and interim periods beginning in 2025. We are in the process of evaluating the effect of this new guidance on the related disclosures.

Income tax reporting (ASU 2023-09) - In December 2023, the FASB issued accounting guidance to expand the annual disclosure requirements for income taxes, primarily related to the rate reconciliation and income taxes paid. This guidance is effective January 1, 2025, with early adoption permitted. This guidance can be applied prospectively or retrospectively. We are in the process of evaluating the effect of this new guidance on the related disclosures.

We consider the applicability and impact of all ASUs. We assessed ASUs not listed above and determined that they either were not applicable or were not expected to have a material impact on our financial statements.

NOTE 2 – FINANCE RECEIVABLES
A summary of finance receivables included in the Consolidated Statements of Financial Position as of December 31, was as follows:

(Millions of dollars)	2023	2022
Retail loans(1)	$16,501	$14,973
Retail leases	6,554	6,965
Caterpillar purchased receivables	3,949	4,297
Wholesale loans(1)	1,069	545
Wholesale leases	4	7
Total finance receivables	28,077	26,787
Less: Allowance for credit losses	(331)	(346)
Total finance receivables, net	$27,746	$26,441

(1) Includes failed sale leasebacks.

Maturities of our finance receivables, as of December 31, 2023, reflect contractual repayments due from borrowers and were as follows:

(Millions of dollars)
Amounts due in	Retail loans	Retail leases	Caterpillar purchased receivables	Wholesale loans	Wholesale leases	Total
2024	$7,316	$2,603	$3,986	$769	$1	$14,675
2025	4,207	1,749	—	112	1	6,069
2026	2,884	1,063	—	145	—	4,092
2027	1,571	505	—	11	—	2,087
2028	719	179	—	1	—	899
Thereafter	170	47	—	—	—	217
Total	16,867	6,146	3,986	1,038	2	28,039
Guaranteed residual value(1)	10	415	—	33	1	459
Unguaranteed residual value(1)	1	634	—	2	1	638
Unearned income	(377)	(641)	(37)	(4)	—	(1,059)
Total	$16,501	$6,554	$3,949	$1,069	$4	$28,077

(1) For Retail loans and Wholesale loans, represents residual value on failed sale leasebacks.

Our finance receivables generally may be repaid or refinanced without penalty prior to contractual maturity and we also sell finance receivables to third parties to mitigate the concentration of credit risk with certain customers.

Finance leases
Revenues from finance leases were $419 million, $429 million and $481 million for the years ended December 31, 2023, 2022, and 2021 respectively, and are included in retail and wholesale finance revenue in the Consolidated Statements of Profit. The residual values for finance leases are included in Finance receivables, net in the Consolidated Statements of Financial Position. Residual value adjustments are recognized through a reduction of finance revenue over the remaining lease term.

Allowance for credit losses

Portfolio segments
A portfolio segment is the level at which we develop a systematic methodology for determining our allowance for credit losses. Our portfolio segments and related methods for estimating expected credit losses are as follows:

Customer
We provide loans and finance leases to end-user customers primarily for the purpose of financing new and used Caterpillar machinery, engines and equipment for commercial use. We also provide financing for power generation facilities that, in most cases, incorporate Caterpillar products. The average original term of our customer finance receivable portfolio was approximately 51 months with an average remaining term of approximately 27 months as of December 31, 2023.

We typically maintain a security interest in financed equipment and we generally require physical damage insurance coverage on the financed equipment, both of which provide us with certain rights and protections. If our collection efforts fail to bring a defaulted account current, we generally can repossess the financed equipment, after satisfying local legal requirements, and sell it within the Caterpillar dealer network or through third-party auctions.

We estimate the allowance for credit losses related to our customer finance receivables based on loss forecast models utilizing probabilities of default and our estimated loss given default based on past loss experience adjusted for current conditions and reasonable and supportable forecasts capturing country and industry-specific economic factors.

During the year ended December 31, 2023, our forecasts reflected a continuation of the trend of relatively low unemployment rates as well as low delinquencies within our portfolio. However, industry delinquencies show an increasing trend as the central bank actions aimed at reducing inflation have weakened global economic growth. We believe the economic forecasts employed represent reasonable and supportable forecasts, followed by a reversion to long-term trends.

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

In general, our Dealer portfolio segment has not historically experienced large increases or decreases in credit losses based on changes in economic conditions due to our close working relationships with the dealers and their financial strength. Therefore, we made no adjustments to historical loss rates during the year ended December 31, 2023.

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

In general, our Caterpillar Purchased Receivables portfolio segment has not historically experienced large increases or decreases in credit losses based on changes in economic conditions due to the short-term maturities of the receivables, our close working relationships with the dealers and their financial strength. Therefore, we made no adjustments to historical loss rates during the year ended December 31, 2023.

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

An analysis of the allowance for credit losses as of December 31, was as follows:

(Millions of dollars)	2023				2022
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total	Customer	Dealer	Caterpillar Purchased Receivables	Total
Beginning Balance	$277	$65	$4	$346	$251	$82	$4	$337
Write-offs	(115)	—	—	(115)	(108)	—	—	(108)
Recoveries	50	—	—	50	62	—	—	62
Provision for credit losses(1)	61	(14)	—	47	75	(17)	—	58
Other	3	—	—	3	(3)	—	—	(3)
Ending Balance	$276	$51	$4	$331	$277	$65	$4	$346

Finance Receivables	$21,177	$2,951	$3,949	$28,077	$20,353	$2,137	$4,297	$26,787

(1) Excludes provision for credit losses on unfunded commitments and other miscellaneous receivables.

Gross write-offs by origination year for the Customer portfolio segment were as follows:

(Millions of Dollars)	Year Ended December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Finance Receivables	Total
North America	$2	$11	$11	$5	$3	$2	$12	$46
EAME	1	5	6	4	1	—	—	17
Asia/Pacific	2	5	8	5	1	—	—	21
Latin America	—	8	5	6	1	10	—	30
Power	—	—	—	—	—	1	—	1
Total	$5	$29	$30	$20	$6	$13	$12	$115

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

Customer
The tables below summarize the aging category of our amortized cost of finance receivables in the Customer portfolio segment by origination year.

(Millions of dollars)	December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$4,430	$2,628	$2,000	$745	$220	$32	$312	$10,367
31-60 days past due	28	31	24	14	7	1	4	109
61-90 days past due	10	11	8	4	1	—	2	36
91+ days past due	12	23	18	9	4	1	2	69
EAME
Current	1,336	895	588	258	111	105	—	3,293
31-60 days past due	10	9	7	3	1	—	—	30
61-90 days past due	4	3	3	1	1	—	—	12
91+ days past due	7	17	15	8	3	1	—	51
Asia/Pacific
Current	1,134	690	368	115	37	7	45	2,396
31-60 days past due	5	7	8	2	—	—	—	22
61-90 days past due	2	3	3	2	—	—	—	10
91+ days past due	1	5	3	3	1	—	—	13
Mining
Current	1,106	694	396	126	86	27	66	2,501
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	1	1	—	2
91+ days past due	—	—	1	—	—	1	—	2
Latin America
Current	750	520	219	59	23	6	—	1,577
31-60 days past due	9	10	6	1	—	—	—	26
61-90 days past due	2	4	1	—	—	—	—	7
91+ days past due	2	10	8	5	8	11	—	44
Power
Current	152	52	65	75	42	59	162	607
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	3	—	3
Totals by Aging Category
Current	8,908	5,479	3,636	1,378	519	236	585	20,741
31-60 days past due	52	57	45	20	8	1	4	187
61-90 days past due	18	21	15	7	3	1	2	67
91+ days past due	22	55	45	25	16	17	2	182
Total	$9,000	$5,612	$3,741	$1,430	$546	$255	$593	$21,177

(Millions of dollars)	December 31, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$3,915	$3,276	$1,525	$653	$206	$34	$240	$9,849
31-60 days past due	25	26	18	12	4	1	4	90
61-90 days past due	9	15	7	3	1	—	3	38
91+ days past due	11	16	12	6	4	3	4	56
EAME
Current	1,270	953	477	280	155	68	—	3,203
31-60 days past due	10	12	7	1	1	—	—	31
61-90 days past due	8	4	3	1	—	—	—	16
91+ days past due	6	25	16	4	1	1	—	53
Asia/Pacific
Current	1,174	805	393	124	37	5	40	2,578
31-60 days past due	10	12	8	1	1	—	—	32
61-90 days past due	2	5	4	2	—	—	—	13
91+ days past due	2	6	6	4	—	—	—	18
Mining
Current	875	627	227	193	94	108	80	2,204
31-60 days past due	—	1	—	—	—	—	—	1
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	1	—	1
Latin America
Current	770	400	150	69	26	20	—	1,435
31-60 days past due	7	8	4	2	—	1	—	22
61-90 days past due	2	5	1	1	—	—	—	9
91+ days past due	2	13	11	2	1	—	—	29
Power
Current	82	87	146	51	18	161	125	670
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	5	—	5
Totals by Aging Category
Current	8,086	6,148	2,918	1,370	536	396	485	19,939
31-60 days past due	52	59	37	16	6	2	4	176
61-90 days past due	21	29	15	7	1	—	3	76
91+ days past due	21	60	45	16	6	10	4	162
Total	$8,180	$6,296	$3,015	$1,409	$549	$408	$496	$20,353

Finance receivables in the Customer portfolio segment are substantially secured by collateral, primarily in the form of Caterpillar and other equipment. For those contracts where the borrower is experiencing financial difficulty, repayment of the outstanding amounts is generally expected to be provided through the operation or repossession and sale of the equipment.

Dealer
As of December 31, 2023 and 2022, our total amortized cost of finance receivables within the Dealer portfolio segment was current, with the exception of $47 million and $62 million, respectively, that was 91+ days past due in Latin America, all of which was originated prior to 2018.

Caterpillar Purchased Receivables
The tables below summarize the aging category of our amortized cost of finance receivables in the Caterpillar Purchased Receivables portfolio segment as of December 31.

(Millions of dollars)	2023
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables
North America	$15	$5	$4	$24	$2,212	$2,236
EAME	3	1	1	5	732	737
Asia/Pacific	2	—	—	2	593	595
Latin America	1	4	18	23	348	371
Power	—	—	—	—	10	10
Total	$21	$10	$23	$54	$3,895	$3,949

(Millions of dollars)	2022
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables
North America	$11	$7	$4	$22	$2,458	$2,480
EAME	1	—	2	3	812	815
Asia/Pacific	6	2	2	10	555	565
Latin America	9	2	14	25	406	431
Power	1	—	—	1	5	6
Total	$28	$11	$22	$61	$4,236	$4,297

Non-accrual finance receivables
In our Customer portfolio segment, finance receivables which were on non-accrual status and finance receivables over 90 days past due and still accruing income as of December 31, were as follows:

(Millions of dollars)	2023			2022
	Amortized Cost			Amortized Cost
	Non-accrual With an Allowance	Non-accrual Without an Allowance	91+ Still Accruing	Non-accrual With an Allowance	Non-accrual Without an Allowance	91+ Still Accruing
North America	$52	$—	$20	$52	$4	$11
EAME	34	—	18	43	—	10
Asia/Pacific	8	—	5	11	—	7
Mining	2	—	—	—	1	—
Latin America	48	—	1	45	—	—
Power	8	—	—	5	11	—
Total	$152	$—	$44	$156	$16	$28

There were $47 million and $62 million, respectively, in finance receivables in our Dealer portfolio segment on non-accrual status as of December 31, 2023 and 2022, all of which was in Latin America.

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

During the year ended December 31, 2023, there were no finance receivable modifications granted to borrowers experiencing financial difficulty in the Dealer or Caterpillar Purchased Receivables portfolio segments. The amortized cost basis of finance receivables modified for borrowers experiencing financial difficulty in the Customer portfolio segment during the year ended December 31, 2023, was $47 million, or 0.17 percent of our finance receivable portfolio.

For the year ended December 31, 2023, the financial effects of term extensions for borrowers experiencing financial difficulty added a weighted average of 15 months to the terms of modified contracts. For the year ended December 31, 2023, the financial effects of payment delays for borrowers experiencing financial difficulty resulted in weighted average payment deferral and/or interest only periods of 7 months.

After we modify a finance receivable, we continue to track its performance under its most recent modified terms. As of December 31, 2023, all finance receivables modified with borrowers experiencing financial difficulty are current except for in EAME where there was $2 million that was 31-60 days past due, $1 million that was 61-90 days past due, and $1 million that was 91+ days past due.

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

There were no finance receivables modified as TDRs during the years ended December 31, 2022 and 2021 for the Dealer or Caterpillar Purchased Receivables portfolio segments. Finance receivables in the Customer portfolio segment modified as TDRs for the years ended December 31, were as follows:

(Millions of dollars)	2022		2021
	Pre-TDR Amortized Cost	Post-TDR Amortized Cost	Pre-TDR Amortized Cost	Post-TDR Amortized Cost
North America	$6	$6	$6	$6
EAME	1	1	3	3
Asia/Pacific	—	—	4	4
Mining	16	16	11	5
Latin America	22	22	12	12
Power	20	19	26	22
Total	$65	$64	$62	$52

TDRs in the Customer portfolio segment with a payment default (defined as 91+ days past due) which had been modified within twelve months prior to the default date for the years ended December 31, were as follows:

(Millions of dollars)	2022	2021
	Post-TDR Amortized Cost	Post-TDR Amortized Cost
North America	$—	$1
Asia/Pacific	—	6
Mining	5	—
Latin America	—	15
Power	—	7
Total	$5	$29

Concentration of Credit Risk
As of December 31, 2023 and 2022, receivables from customers in construction-related industries made up approximately 40 percent of our total portfolio. No single customer or dealer represented a significant concentration of credit risk.

NOTE 3 – EQUIPMENT ON OPERATING LEASES

The carrying amount of Equipment on operating leases, net in the Consolidated Statements of Financial Position as of December 31, was as follows:

(Millions of dollars)	2023	2022
Equipment on operating leases, at cost	$4,433	$4,321
Less: Accumulated depreciation	(1,419)	(1,410)
Equipment on operating leases, net	$3,014	$2,911

Our lease agreements may include options for the lessee to purchase the underlying asset at the end of the lease term for either a stated fixed price or fair market value.

At December 31, 2023, rental payments to be received for equipment on operating leases were as follows:

(Millions of dollars)
2024	2025	2026	2027	2028	Thereafter	Total
$755	$515	$282	$120	$55	$10	$1,737

NOTE 4 – OTHER ASSETS

The components of Other assets as of December 31, were as follows:

(Millions of dollars)	2023	2022
Customer and other miscellaneous receivables	$332	$419
Collateral held for resale, at net realizable value	119	102
Deferred and refundable income taxes	188	148
Property and equipment, net	135	132
Other(1)	324	454
Total Other assets	$1,098	$1,255

(1) Includes Derivative financial instruments. See Note 8 for additional information.

NOTE 5 – CREDIT COMMITMENTS

Revolving credit facilities
As of December 31, 2023, we had three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and us for general liquidity purposes. Based on management’s allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of December 31, 2023 was $7.75 billion. Information on our Credit Facility is as follows:

•The 364-day facility of $3.15 billion (of which $2.33 billion is available to us) expires in August 2024.
•The three-year facility, as amended and restated in August 2023, of $2.73 billion (of which $2.01 billion is available to us) expires in August 2026.
•The five-year facility, as amended and restated in August 2023, of $4.62 billion (of which $3.41 billion is available to us) expires in August 2028.

At December 31, 2023, Caterpillar’s consolidated net worth was $19.55 billion, which was above the $9.00 billion required under the Credit Facility. The consolidated net worth is defined in the Credit Facility as Caterpillar's consolidated shareholders’ equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).

At December 31, 2023, our covenant interest coverage ratio was 1.73 to 1. This was above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain (loss) from interest rate derivatives to (2) interest expense, calculated at the end of each fiscal quarter for the prior four consecutive fiscal quarter period, required by the Credit Facility.

In addition, at December 31, 2023, our six-month covenant leverage ratio was 6.88 to 1 and our year-end covenant leverage ratio was 6.95 to 1. This was below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event that either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants. Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At December 31, 2023, there were no borrowings under the Credit Facility.

Bank borrowings
Available credit lines with banks as of December 31, 2023 totaled $3.54 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements. We may guarantee subsidiary borrowings under these lines. As of December 31, 2023 and 2022, we had $853 million and $979 million, respectively, outstanding against these credit lines and were in compliance with all debt covenants under these credit lines.

Notes receivable from/payable to Caterpillar
Under our variable amount and term lending agreements and other notes receivable with Caterpillar, we may borrow up to $2.44 billion from Caterpillar and Caterpillar may borrow up to $2.14 billion from us. The variable amount lending agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice. The term lending agreements have remaining maturities ranging up to ten years. We had notes payable of $24 million and notes receivable of $527 million outstanding under these agreements as of December 31, 2023, compared with notes payable of $23 million and notes receivable of $482 million as of December 31, 2022.

NOTE 6 – SHORT-TERM BORROWINGS

Short-term borrowings outstanding as of December 31, were comprised of the following:

(Millions of dollars)	2023		2022
	Balance	Weighted Avg. Rate	Balance	Weighted Avg. Rate
Commercial paper, net	$4,069	5.2%	$5,455	4.2%
Bank borrowings and other	330	10.0%	234	11.4%
Variable denomination floating rate demand notes	244	5.2%	265	3.4%
Total	$4,643		$5,954

NOTE 7 – LONG-TERM DEBT

During 2023, we issued $7.95 billion of medium-term notes, of which $5.42 billion were at fixed interest rates and $2.53 billion were floating interest rates, primarily indexed to SOFR. At December 31, 2023, the outstanding medium-term notes had remaining maturities ranging up to 5 years. Debt issuance costs are capitalized and amortized to Interest expense using the effective yield method over the term of the debt issuance. Medium-term notes, net contain fair value adjustments for debt in a fair value hedge relationship.

Long-term debt outstanding as of December 31, was comprised of the following:

(Millions of dollars)	2023		2022
	Balance	Weighted Avg. Rate	Balance	Weighted Avg. Rate
Medium-term notes	$23,165	3.2%	$20,821	2.2%
Unamortized discount and debt issuance costs	(34)		(37)
Fair value adjustments	(46)		(112)
Medium-term notes, net	23,085		20,672
Bank borrowings and other	527	6.6%	746	5.3%
Total	$23,612		$21,418

Maturities of Long-term debt outstanding (excluding fair value adjustments) as of December 31, 2023, in each of the next five years, are as follows:

(Millions of dollars)
2024	$7,719
2025	7,811
2026	5,634
2027	2,479
2028	14

Medium-term notes of $500 million maturing in the first quarter of 2024 were excluded from Current maturities of long-term debt in the Consolidated Statements of Financial Position as of December 31, 2023 due to a $500 million issuance of medium-term notes on January 8, 2024 which mature in 2027. The preceding maturity table reflects the reclassification of $500 million from maturities in 2024 to 2027.

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

All derivatives are recognized in the Consolidated Statements of Financial Position at their fair value. On the date the derivative contract is entered into, the derivative instrument is (1) designated as a hedge of the fair value of a recognized asset or liability (fair value hedge), (2) designated as a hedge of a forecasted transaction or the variability of cash flows (cash flow hedge) or (3) undesignated. We record in current earnings changes in the fair value of a derivative that is qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged recognized asset or liability that is attributable to the hedged risk. We record in Accumulated other comprehensive income (loss) (AOCI) changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge, to the extent effective, in the Consolidated Statements of Financial Position until we reclassify them to earnings in the same period or periods during which the hedged transaction affects earnings. We report changes in the fair value of undesignated derivative instruments in current earnings. We classify cash flows from designated derivative financial instruments within the same category as the item being hedged in the Consolidated Statements of Cash Flows. We include cash flows from undesignated derivative financial instruments in the investing category in the Consolidated Statements of Cash Flows.

We formally document all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value hedges to specific assets and liabilities in the Consolidated Statements of Financial Position and linking cash flow hedges to specific forecasted transactions or variability of cash flow.

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

The location and fair value of derivative instruments reported in the Consolidated Statements of Financial Position as of December 31, were as follows:

(Millions of dollars)	2023		2022
	Assets[1]	Liabilities[2]	Assets[1]	Liabilities[2]
Designated derivatives
Foreign exchange contracts	$207	$(73)	$305	$(44)
Interest rate contracts	50	(68)	87	(113)
	$257	$(141)	$392	$(157)
Undesignated derivatives
Foreign exchange contracts	$28	$(79)	$25	$(42)
	$28	$(79)	$25	$(42)

(1) Assets are classified in the Consolidated Statements of Financial Position as Other assets.
(2) Liabilities are classified in the Consolidated Statements of Financial Position as Accrued expenses.

The total notional amount of our derivative instruments was $15.73 billion and $13.18 billion as of December 31, 2023 and 2022, respectively. The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties. We calculate the amounts exchanged by the parties by referencing the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates and interest rates.

Gains (Losses) on derivative instruments for the years ended December 31, are categorized as follows:

(Millions of dollars)	Fair Value / Undesignated Hedges			Cash Flow Hedges
	Gains (Losses) Recognized[1]			Gains (Losses) Recognized in AOCI			Gains (Losses) Reclassified from AOCI[2]
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Foreign exchange contracts	$(39)	$(111)	$89	$(22)	$310	$190	$(68)	$370	$194
Interest rate contracts	(75)	(7)	24	9	111	19	58	14	(28)
	$(114)	$(118)	$113	$(13)	$421	$209	$(10)	$384	$166

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

The following amounts were recorded in the Consolidated Statements of Financial Position related to cumulative basis adjustments for fair value hedges as of December 31:

(Millions of dollars)	Carry Value of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Value of the Hedged Liabilities
	2023	2022	2023	2022
Current maturities of long-term debt	$982	$—	$(23)	$—
Long-term debt	2,128	2,091	(23)	(112)
Total	$3,110	$2,091	$(46)	$(112)

As of December 31, 2023, $19 million of deferred net gains, net of tax, included in equity (AOCI in the Consolidated Statements of Financial Position), related to our cash flow hedges, are expected to be reclassified to earnings over the next twelve months. The actual amount recorded in earnings will vary based on interest rates and exchange rates at the time the hedged transactions impact earnings.

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

Collateral is typically not required of the counterparties or us under the master netting agreements. As of December 31, 2023 and 2022, no cash collateral was received or pledged under the master netting agreements.

The effect of net settlement provisions of the master netting agreements on our derivative balances upon an event of default or a termination event as of December 31, was as follows:

(Millions of dollars)	2023		2022
	Assets	Liabilities	Assets	Liabilities
Gross amounts recognized	$285	$(220)	$417	$(199)
Financial instruments not offset	(106)	106	(108)	108
Net amount	$179	$(114)	$309	$(91)

Concentration of Credit Risk
Our exposure to credit loss in the event of nonperformance by the counterparties is limited to only those gains that we have recorded, but for which we have not yet received cash payment. The master netting agreements reduce the amount of loss the company would incur should the counterparties fail to meet their obligations. At December 31, 2023 and 2022, the maximum exposure to credit loss, was $285 million and $417 million, respectively, before the application of any master netting agreements.

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

We present Comprehensive income (loss) and its components in the Consolidated Statements of Comprehensive Income. Changes in Accumulated other comprehensive income (loss) included in the Consolidated Statements of Changes in Shareholder’s Equity consisted of the following:

(Millions of dollars)	2023	2022	2021
Foreign currency translation
Balance at beginning of year	$(1,068)	$(762)	$(551)
Gains (losses) on foreign currency translation	55	(276)	(169)
Less: Tax provision/(benefit)	(17)	30	42
Net gains (losses) on foreign currency translation	72	(306)	(211)
Other comprehensive income (loss), net of tax	72	(306)	(211)
Balance at end of year	$(996)	$(1,068)	$(762)

Derivative financial instruments
Balance at beginning of year	$21	$(12)	$(44)
Gains (losses) deferred	(13)	421	209
Less: Tax provision/(benefit)	(3)	97	24
Net gains (losses) deferred	(10)	324	185
(Gains) losses reclassified to earnings	10	(384)	(166)
Less: Tax (provision)/benefit	3	(93)	(13)
Net (gains) losses reclassified to earnings	7	(291)	(153)
Other comprehensive income (loss), net of tax	(3)	33	32
Balance at end of year	$18	$21	$(12)

Total Accumulated other comprehensive income (loss) at end of year	$(978)	$(1,047)	$(774)

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

No significant loss has been experienced or is anticipated under any of these guarantees. At December 31, 2023 and 2022, the related recorded liability was less than $1 million. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees was $25 million and $26 million at December 31, 2023 and 2022, respectively.

We provide guarantees to purchase certain loans of Caterpillar dealers from a special-purpose corporation (SPC) that qualifies as a VIE (see Note 1 for additional information related to the consolidation of VIEs). The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers. This SPC issues commercial paper and uses the proceeds to fund its loan program. We receive a fee for providing this guarantee. We are the primary beneficiary of the SPC as our guarantees result in us having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses and therefore we have consolidated the financial statements of the SPC. As of December 31, 2023 and 2022, the SPC’s assets of $1.35 billion and $971 million, respectively, were primarily comprised of loans to dealers, which are included in Finance receivables, net in the Consolidated Statements of Financial Position, and the SPC’s liabilities of $1.35 billion and $970 million, respectively, were primarily comprised of commercial paper, which is included in Short-term borrowings in the Consolidated Statements of Financial Position. The assets of the SPC are not available to pay our creditors. We may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

Lending commitments
We have commitments to extend credit to customers through lines of credit and other pre-approved credit arrangements. We apply the same credit policies and approval process for these commitments as we do for other financing. If credit is extended, collateral is generally required upon funding. The unused commitments to extend credit to customers that are not unconditionally cancellable was $774 million at December 31, 2023. The reserve for credit losses related to these commitments was $25 million at December 31, 2023 and is recorded in Other liabilities in the Consolidated Statements of Financial Position. We also have pre-approved lines of credit and other credit arrangements with Caterpillar dealers; however, we generally have the right to unconditionally cancel, alter, or amend the terms at any time.

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

NOTE 11 – INCOME TAXES

A reconciliation of the U.S. federal statutory rate to the effective rate for the years ended December 31, was as follows:

(Millions of dollars)	2023		2022		2021
Taxes computed at U.S. statutory rates	$160	21.0%	$154	21.0%	$146	21.0%
(Decreases) increases in taxes resulting from:
State income tax, net of federal tax	5	0.5%	4	0.5%	3	0.4%
Non-U.S. subsidiaries taxed at other than the U.S. rate	21	2.8%	19	2.6%	22	3.2%
Valuation allowances	(14)	(1.8)%	15	2.1%	5	0.7%
Dividend withholding tax & indefinite reinvestment change	30	4.0%	—	—%	—	—%
Foreign currency translation taxed at non- U.S. subsidiaries	(10)	(1.3)%	(4)	(0.5)%	3	0.4%
Other, net	—	—%	1	0.1%	(1)	(0.1)%
Provision for income taxes	$192	25.2%	$189	25.8%	$178	25.6%

Included in the line item above labeled “Non-U.S. subsidiaries taxed at other than the U.S. rate” are the effects of local and U.S. taxes related to earnings of non-U.S. subsidiaries and other permanent differences between tax and U.S. GAAP results.

The provision for income taxes for 2023 included a decrease in the valuation allowance for non-U.S. deferred tax assets primarily due to a non-cash benefit of $22 million from a non-U.S. subsidiary which has returned to consistent and sustainable profitability. The provision for income taxes for 2023, 2022 and 2021 included an increase in valuation allowance for non-U.S. deferred tax assets due to a decrease in consistent and/or sustainable profitability to support their recognition in certain jurisdictions, resulting in an $8 million, $15 million and $5 million non-cash expense, respectively. The provision for income taxes for 2023 included a tax charge of $30 million for a deferred tax liability for withholding taxes in a non-U.S. jurisdiction where earnings are not considered indefinitely reinvested.

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

The components of Profit before income taxes for the years ended December 31, were as follows:

(Millions of dollars)	2023	2022	2021
U.S.	$384	$439	$288
Non-U.S.	376	292	407
Total	$760	$731	$695

Profit before income taxes, as shown above, is based on the location of the entity to which such earnings are attributable. Where an entity’s earnings are subject to taxation, however, may not correlate solely to where an entity is located. Thus, the income tax provision shown below as U.S. or non-U.S. may not correspond to the earnings shown above.

The components of the Provision for income taxes for the years ended December 31, were as follows:

(Millions of dollars)
Current income tax provision:	2023	2022	2021
U.S.	$36	$116	$101
Non-U.S.	150	95	162
State (U.S.)	3	5	5
	189	216	268
Deferred income tax provision (benefit):
U.S.	33	(36)	(56)
Non-U.S.	(31)	8	(33)
State (U.S.)	1	1	(1)
	3	(27)	(90)
Total Provision for income taxes	$192	$189	$178

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

Income taxes payable were $190 million and $275 million as of December 31, 2023 and 2022, respectively, and are included in Other liabilities in the Consolidated Statements of Financial Position.

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

(Millions of dollars)	2023	2022
Assets:
Other assets	$144	$115
Liabilities:
Other liabilities	(617)	(610)
Deferred income taxes, net	$(473)	$(495)

Our consolidated deferred income taxes consisted of the following components as of December 31:

(Millions of dollars)
Deferred income tax assets:	2023	2022
Allowance for credit losses	$95	$97
Tax carryforwards	103	93
Revenue timing differences	16	20
	214	210
Deferred income tax liabilities:
Capital assets, including lease basis differences	(430)	(461)
Deferred income tax on translation adjustment	(200)	(219)
Undistributed profits of non-U.S. subsidiaries	(16)	—
	(646)	(680)

Valuation allowance for deferred income tax assets	(39)	(53)
Other, net	(2)	28
Deferred income taxes, net	$(473)	$(495)

At December 31, 2023, deferred tax assets for U.S. state losses of $6 million expire on or before 2040. Of these U.S. state deferred tax assets, $1 million were reduced by valuation allowances.

In some U.S. state income tax jurisdictions, we join with other Caterpillar entities in filing combined income tax returns. In other U.S. state income tax jurisdictions, we file on a separate, stand-alone basis.

Deferred tax assets for U.S. federal loss carryforwards of $1 million expire before 2027 and were reduced by a full valuation allowance. Deferred tax assets for losses and credit carryforwards of non-U.S. entities of $11 million expire on or before 2034, while the remaining $85 million may be carried over indefinitely. Non-U.S. entities that have not yet demonstrated consistent and/or sustainable profitability to support the recognition of net deferred income tax assets have recorded valuation allowances of $37 million against tax carryforwards and other deferred tax assets.

Due to the uncertainty of inflation and foreign exchange rate impacts on taxable income for one of our non-U.S. entities, we believe there is a reasonable possibility that we will need to record a valuation allowance in 2024 against some or all of the $48 million deferred tax asset at December 31, 2023. The potential amounts of the valuation allowance changes are dependent on the entity’s future taxable income.

A reconciliation of the beginning and ending amounts of gross unrecognized income tax benefits for uncertain income tax positions, including positions impacting only the timing of income tax benefits was as follows:

(Millions of dollars)	2023	2022	2021
Reconciliation of unrecognized income tax benefits(1):
Balance at beginning of year	$127	$131	$119
Additions for income tax positions related to current year	—	—	2
Additions for income tax positions related to prior year	—	—	10
Reductions for income tax positions related to prior year	(2)	—	—
Reductions for income tax positions related to settlements	(6)	(4)	—
Balance at end of year	$119	$127	$131

Amount that, if recognized, would impact the effective tax rate	$119	$127	$131

(1) Foreign currency translation amounts are included within each line as applicable.

We classify interest and penalties on income taxes as a component of the provision for income taxes. During the years ended December 31, 2023, 2022 and 2021, interest and penalties were not material. As of December 31, 2023 and 2022, the total amount of accrued interest and penalties was $6 million and $3 million, respectively.

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

Derivative financial instruments are measured on a recurring basis at fair value and are classified as Level 2 measurements. We had derivative financial instruments included in our Consolidated Statements of Financial Position in a net asset position of $65 million and $218 million as of December 31, 2023 and 2022, respectively. See Note 8 for additional information.

Loans measured at fair value
Certain loans are subject to measurement at fair value on a nonrecurring basis and are classified as Level 3 measurements. A loan is measured at fair value when management determines that collection of contractual amounts due is not probable and the loan is individually evaluated. In these cases, an allowance for credit losses may be established based either on the present value of expected future cash flows discounted at the receivables’ effective interest rate, the fair value of the collateral for collateral-dependent receivables or the observable market price of the receivable. In determining collateral value, we estimate the current fair market value of the collateral less selling costs. We had loans carried at fair value of $55 million and $68 million as of December 31, 2023 and 2022, respectively.

B.Fair Values of Financial Instruments
Cash and cash equivalents, restricted cash (included in Other assets in the Consolidated Statements of Financial Position), and Short-term borrowings (see Note 6) are classified as Level 1 measurements and carrying amount approximates fair value. We use the following methods and assumptions to estimate the fair value of our financial instruments not carried at fair value:

•Finance receivables, net – We estimate fair value by discounting the future cash flows using current rates representative of receivables with similar remaining maturities.
•Long-term debt – We estimate fair value for fixed and floating-rate debt based on quoted market prices.

Fair values of our financial instruments not carried at fair value as of December 31, were as follows:

(Millions of dollars)	2023		2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets
Finance receivables, net (excluding finance leases(1))	$20,746	$20,330	$19,085	$18,448	3	Note 2
Liabilities
Long-term debt	$23,612	$23,299	$21,418	$20,686	2	Note 7

(1) Represents finance leases and failed sale leasebacks of $7.00 billion and $7.36 billion as of December 31, 2023 and 2022, respectively.

NOTE 13 – TRANSACTIONS WITH RELATED PARTIES

We have a Support Agreement with Caterpillar, which provides that Caterpillar will (1) remain, directly or indirectly, our sole owner; (2) cause us to maintain a tangible net worth of at least $20 million and (3) ensure that we maintain a ratio of profit before income taxes and interest expense to interest expense (as defined by the Support Agreement) of not less than 1.15 to 1, calculated on an annual basis. Although this agreement can be modified or terminated by either party, any termination or any modification which would adversely affect holders of our debt requires the consent of holders of 66-2/3 percent in principal amount of outstanding debt of each series so affected. Any modification or termination which would adversely affect the lenders under the Credit Facility requires their consent. Caterpillar’s obligation under this agreement is not directly enforceable by any of our creditors and does not constitute a guarantee of any of our obligations. Cash dividends of $425 million, $275 million, and $850 million were paid to Caterpillar in 2023, 2022, and 2021, respectively.

We have variable amount and term lending agreements and other notes receivable with Caterpillar. Under these agreements, we may borrow up to $2.44 billion from Caterpillar, and Caterpillar may borrow up to $2.14 billion from us. The variable amount lending agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice. The term lending agreements have remaining maturities ranging up to ten years. Information concerning these agreements was as follows:

(Millions of dollars)	2023	2022	2021
Payable to Caterpillar - borrowings as of December 31,	$24	$23	$22
Payable to Caterpillar - other as of December 31,	113	101	73
Notes receivable from Caterpillar as of December 31,	527	482	389
Other receivables from Caterpillar as of December 31,(2)	39	133	70
Interest expense	1	1	—
Interest income on Notes Receivable with Caterpillar(1)	21	17	14

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

(Millions of dollars)	2023	2022	2021
Purchases made	$53,382	$47,158	$40,140
Revenue earned	617	417	301
Purchased Receivables as of December 31,	3,949	4,297	4,462

We participate in certain marketing programs offered in conjunction with Caterpillar that allow us to periodically offer financing to customers at interest rates that are below market rates. Under these marketing programs, Caterpillar funds an amount at the outset of the transaction, which we then recognize as revenue over the term of the financing. During 2023, 2022 and 2021, relative to such programs, we received $332 million, $339 million and $351 million, respectively. We have Finance receivables, net and Equipment on operating leases, net with Caterpillar of $155 million and $143 million as of December 31, 2023 and 2022, respectively. For the years ended December 31, 2023, 2022 and 2021, we recognized revenues of $27 million, $24 million and $25 million, respectively, related to these finance receivables and operating leases. For the years ended December 31, 2023, 2022 and 2021, we recognized depreciation related to these operating leases of $18 million, $17 million and $17 million, respectively. At December 31, 2023 and 2022, $376 million and $448 million, respectively, of our portfolio was subject to guarantees by Caterpillar and affiliates.

Caterpillar provides defined benefit pension plans, defined contribution plans and other postretirement benefit plans to employees. We reimburse Caterpillar for these charges and other employee benefits paid by Caterpillar related to our employees. Further information about these plans is available in Caterpillar’s 2023 Annual Report on Form 10-K filed separately with the Securities and Exchange Commission.

Caterpillar provides operational and administrative support, which is integral to the conduct of our business. In 2023, 2022 and 2021, these operational and support charges for which we reimburse Caterpillar amounted to $50 million, $52 million and $52 million, respectively. In addition, we provide administrative support services to certain Caterpillar subsidiaries. Caterpillar reimburses us for these charges. During 2023, 2022 and 2021, these charges amounted to $15 million, $13 million and $12 million, respectively.

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

NOTE 14 – SEGMENT AND GEOGRAPHIC INFORMATION

A.    Basis for Segment Information

The Chief Operating Decision Maker (the CEO) allocates resources and manages performance for our six operating segments described as follows. Our operating segments provide financing alternatives to customers and dealers around the world for Caterpillar products and services and power generation facilities that, in most cases, incorporate Caterpillar products. Financing plans include operating and finance leases, revolving charge accounts, retail loans, working capital loans to Caterpillar dealers and wholesale financing plans within each of the operating segments. Certain operating segments also purchase short-term trade receivables from Caterpillar.

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

Reconciling items are created based on accounting differences between segment reporting and consolidated external reporting. For the reconciliation of Profit before income taxes, we have grouped the reconciling items as follows:

•Unallocated - Corporate requirements and strategies that are considered to be for the benefit of the entire organization. Also included are the consolidated results of the SPC (see Note 10 for additional information) and other miscellaneous items.
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
◦Interest expense includes realized forward points on foreign currency forward contracts.
◦The net gain or loss from interest rate derivatives is excluded from segment reporting.

Supplemental segment data and reconciliations to consolidated external reporting for the years ended December 31, was as follows:

(Millions of dollars) 2023	External revenues	Profit before income taxes	Interest expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at December 31, 2023	Capital expenditures
North America	$1,786	$596	$463	$512	$32	$16,303	$961
EAME	368	101	103	57	3	5,117	73
Asia/Pacific	278	105	102	4	(2)	3,435	4
Latin America	348	103	174	12	1	2,583	21
Mining	341	99	80	126	(2)	3,059	229
Power	58	(1)	26	2	16	662	—
Total Segments	3,179	1,003	948	713	48	31,159	1,288
Unallocated	83	(507)	394	—	1	2,054	9
Timing	(14)	2	—	—	—	20	—
Methodology	—	262	(309)	—	—	145	—
Inter-segment Eliminations (1)	—	—	—	—	—	(266)	—
Total	$3,248	$760	$1,033	$713	$49	$33,112	$1,297

2022	External revenues	Profit before income taxes	Interest expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at December 31, 2022	Capital expenditures
North America	$1,512	$550	$263	$503	$25	$15,229	$862
EAME	285	12	79	55	49	5,067	117
Asia/Pacific	283	134	73	5	6	3,921	6
Latin America	284	85	136	10	7	2,636	25
Mining	294	63	42	143	9	2,700	120
Power	53	37	15	2	(15)	704	—
Total Segments	2,711	881	608	718	81	30,257	1,130
Unallocated	35	(312)	204	—	—	1,628	9
Timing	(12)	4	—	—	—	18	—
Methodology	—	158	(246)	—	—	278	—
Inter-segment Eliminations (1)	—	—	—	—	—	(224)	—
Total	$2,734	$731	$566	$718	$81	$31,957	$1,139

2021	External revenues	Profit before income taxes	Interest expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at December 31, 2021	Capital expenditures
North America	$1,401	$419	$250	$542	$15	$15,755	$888
EAME	274	73	21	60	30	5,192	92
Asia/Pacific	340	170	84	7	9	4,117	10
Latin America	202	24	68	8	52	2,405	12
Mining	289	98	37	136	(15)	2,672	206
Power	52	41	13	2	(21)	957	—
Total Segments	2,558	825	473	755	70	31,098	1,208
Unallocated	15	(295)	179	—	—	1,458	8
Timing	(11)	6	—	—	—	15	—
Methodology	—	159	(197)	—	—	18	—
Inter-segment Eliminations (1)	—	—	—	—	—	(202)	—
Total	$2,562	$695	$455	$755	$70	$32,387	$1,216

(1) Elimination is primarily related to intercompany loans.

Geographic information:

(Millions of dollars)	2023	2022	2021
Revenues
Inside U.S.	$1,879	$1,551	$1,422
All other	1,369	1,183	1,140
Total	$3,248	$2,734	$2,562

Equipment on operating leases, net and property and equipment, net (included in Other assets)	2023	2022
Inside U.S.	$2,066	$2,036
Inside Canada	539	507
All other	544	500
Total	$3,149	$3,043