Form 10-Q
period 2024-03-31
CATERPILLAR FINANCIAL SERVICES CORP
filed 2024-05-01
CIK 764764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Yes ☐ No ☒

As of May 1, 2024, one share of common stock of the registrant was outstanding, which is owned by Caterpillar Inc.

The registrant is a wholly owned subsidiary of Caterpillar Inc. and meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced disclosure format.

Table of Contents

Part I. Financial Information
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	*
Item 4.	Controls and Procedures	31

Part II. Other Information
Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*
Item 3.	Defaults Upon Senior Securities	*
Item 4.	Mine Safety Disclosures	*
Item 5.	Other Information	*
Item 6.	Exhibits	31
* Item omitted because no answer is called for or item is not applicable.

UNAUDITED

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In addition to the accompanying unaudited consolidated financial statements for Caterpillar Financial Services Corporation (together with its subsidiaries, “Cat Financial,” “the Company,” “we,” “us” or “our”), we suggest that you read our 2023 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 16, 2024. The Company files electronically with the SEC required reports on Form 8-K, Form 10-Q, Form 10-K; registration statements on Form S-3; and other forms or reports as required. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished with the SEC are available free of charge through Caterpillar Inc.’s (“Caterpillar”) website (www.caterpillar.com/secfilings) as soon as reasonably practicable after filing with the SEC. In addition, the public may obtain more detailed information about our parent company, Caterpillar, by visiting its website (www.caterpillar.com). None of the information contained at any time on our website or Caterpillar’s website is incorporated by reference into this document.

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF PROFIT
(Unaudited)
(Dollars in Millions)

	Three Months Ended March 31,
	2024	2023
Revenues:
Retail finance	$404	$340
Operating lease	233	218
Wholesale finance	173	151
Other, net	43	59
Total revenues	853	768

Expenses:
Interest	298	217
Depreciation on equipment leased to others	181	174
General, operating and administrative	154	133
Provision for credit losses	7	9
Other	7	6
Total expenses	647	539

Other income (expense)	23	(25)

Profit before income taxes	229	204

Provision for income taxes	59	53

Profit of consolidated companies	170	151

Less: Profit attributable to noncontrolling interests	1	2

Profit attributable to Caterpillar Financial Services Corporation	$169	$149

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Millions)

	Three Months Ended March 31,
	2024	2023

Profit of consolidated companies	$170	$151

Other comprehensive income (loss), net of tax (Note 5):
Foreign currency translation	(121)	44
Derivative financial instruments	(2)	1
Total Other comprehensive income (loss), net of tax	(123)	45

Comprehensive income (loss)	47	196

Less: Comprehensive income (loss) attributable to noncontrolling interests	1	4

Comprehensive income (loss) attributable to Caterpillar Financial Services Corporation	$46	$192

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in Millions, except share data)

	March 31, 2024	December 31, 2023
Assets:
Cash and cash equivalents	$878	$727
Finance receivables, net of allowance for credit losses of $281 and $331	27,653	27,746
Notes receivable from Caterpillar	512	527
Equipment on operating leases, net	2,922	3,014
Other assets	1,122	1,098
Total assets	$33,087	$33,112

Liabilities and shareholder’s equity:
Payable to dealers and others	$161	$157
Payable to Caterpillar - borrowings and other	151	137
Accrued expenses	385	511
Short-term borrowings	3,568	4,643
Current maturities of long-term debt	8,409	7,719
Long-term debt	16,292	15,893
Other liabilities	904	882
Total liabilities	29,870	29,942

Commitments and contingent liabilities (Note 7)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid-in amount)	745	745
Additional paid-in capital	2	2
Retained earnings	3,496	3,327
Accumulated other comprehensive income (loss)	(1,101)	(978)
Noncontrolling interests	75	74
Total shareholder’s equity	3,217	3,170

Total liabilities and shareholder’s equity	$33,087	$33,112

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(Unaudited)
(Dollars in Millions)

Three Months Ended March 31, 2023	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance at December 31, 2022	$745	$2	$3,109	$(1,047)	$154	$2,963
Profit of consolidated companies			149		2	151
Dividend paid to Caterpillar			(75)			(75)
Foreign currency translation, net of tax				42	2	44
Derivative financial instruments, net of tax				1		1
Balance at March 31, 2023	$745	$2	$3,183	$(1,004)	$158	$3,084

Three Months Ended March 31, 2024
Balance at December 31, 2023	$745	$2	$3,327	$(978)	$74	$3,170
Profit of consolidated companies			169		1	170
Foreign currency translation, net of tax				(121)		(121)
Derivative financial instruments, net of tax				(2)		(2)
Balance at March 31, 2024	$745	$2	$3,496	$(1,101)	$75	$3,217

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Profit of consolidated companies	$170	$151
Adjustments to reconcile profit to net cash provided by operating activities:
Depreciation and amortization	185	178
Accretion of Caterpillar purchased receivable revenue	(153)	(140)
Provision for credit losses	7	9
Other, net	25	(22)
Changes in assets and liabilities:
Other assets	3	56
Payable to dealers and others	23	17
Accrued expenses	(27)	(14)
Other payables with Caterpillar	13	13
Other liabilities	17	5
Net cash provided by operating activities	263	253

Cash flows from investing activities:
Expenditures for equipment on operating leases	(226)	(270)
Capital expenditures - excluding equipment on operating leases	(7)	(8)
Proceeds from disposals of equipment	150	177
Additions to finance receivables	(3,573)	(3,462)
Collections of finance receivables	3,569	3,439
Net changes in Caterpillar purchased receivables	(137)	(258)
Proceeds from sales of receivables	13	24
Net change in variable lending to Caterpillar	—	(51)
Collections of other notes receivable from Caterpillar	14	13
Settlements of undesignated derivatives	(23)	(1)
Net cash provided by (used for) investing activities	(220)	(397)

Cash flows from financing activities:
Proceeds from debt issued (original maturities greater than three months)	2,731	1,517
Payments on debt issued (original maturities greater than three months)	(1,564)	(1,385)
Short-term borrowings, net (original maturities three months or less)	(1,050)	(100)
Dividend paid to Caterpillar	—	(75)
Net cash provided by (used for) financing activities	117	(43)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10)	(6)

Increase (decrease) in cash, cash equivalents and restricted cash	150	(193)
Cash, cash equivalents and restricted cash at beginning of year(1)	729	870
Cash, cash equivalents and restricted cash at end of period(1)	$879	$677

(1) As of March 31, 2024 and December 31, 2023, restricted cash, which is included in Other assets in the Consolidated Statements of Financial Position, was $1 million and $2 million, respectively. Restricted cash primarily includes cash related to syndication activities.

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Notes to Consolidated Financial Statements
(Unaudited)

1.Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated profit for the three months ended March 31, 2024 and 2023, (b) the consolidated comprehensive income for the three months ended March 31, 2024 and 2023, (c) the consolidated financial position at March 31, 2024 and December 31, 2023, (d) the consolidated changes in shareholder’s equity for the three months ended March 31, 2024 and 2023 and (e) the consolidated cash flows for the three months ended March 31, 2024 and 2023. The preparation of financial statements, in conformity with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), requires management to make estimates and assumptions that affect the reported amounts. Significant estimates include residual values for leased assets, allowance for credit losses and income taxes. Actual results may differ from these estimates.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2023 (2023 Form 10-K). The December 31, 2023 financial position data included herein was derived from the audited consolidated financial statements included in the 2023 Form 10-K but does not include all disclosures required by generally accepted accounting principles.

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

In 2023, we identified a misclassification between Noncontrolling interests and Retained earnings related to certain dividends we paid to Caterpillar in prior periods. We have determined that the impact was not material to any previously filed financial statements and have revised the reported balances to correct for the misclassification. The impact of the revisions was a $52 million increase in Retained earnings and offsetting $52 million decrease in Noncontrolling interests as of March 31, 2023. There was no impact on total equity or any other line items within the financial statements.

2.New Accounting Pronouncements

A.Adoption of New Accounting Standards

We consider the applicability and impact of all Accounting Standards Updates (ASUs). We adopted the following ASU effective January 1, 2024, which did not have a material impact on our financial statements:

ASU	Description
2023-01	Leases: Common control arrangements

B.    Accounting Standards Issued But Not Yet Adopted

Segment reporting (ASU 2023-07) - In November 2023, the Financial Accounting Standards Board (FASB) issued accounting guidance that requires incremental disclosures related to reportable segments which includes significant segment expense categories and amounts for each reportable segment. The expanded annual disclosures are effective for our year ending December 31, 2024, and the expanded interim disclosures are effective in 2025 and will be applied retrospectively to all prior periods presented. We are in the process of evaluating the effect of this new guidance on the related disclosures.

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

All other ASUs issued but not yet adopted were assessed and we determined that they either were not applicable or were not expected to have a material impact on our financial statements.

UNAUDITED

3.Finance Receivables

A summary of finance receivables included in the Consolidated Statements of Financial Position was as follows:

(Millions of dollars)	March 31, 2024	December 31, 2023
Retail loans(1)	$16,417	$16,501
Retail leases	6,340	6,554
Caterpillar purchased receivables	4,195	3,949
Wholesale loans(1)	979	1,069
Wholesale leases	3	4
Total finance receivables	27,934	28,077
Less: Allowance for credit losses	(281)	(331)
Total finance receivables, net	$27,653	$27,746

(1) Includes failed sale leasebacks.

Finance leases
Revenues from finance leases were $106 million and $104 million for the three months ended March 31, 2024 and 2023, respectively, and are included in retail and wholesale finance revenues in the Consolidated Statements of Profit.

A.Allowance for credit losses

Portfolio segments
A portfolio segment is the level at which we develop a systematic methodology for determining our allowance for credit losses. Our portfolio segments and related methods for estimating expected credit losses are as follows:

Customer
We provide loans and finance leases to end-user customers primarily for the purpose of financing new and used Caterpillar machinery, engines and equipment for commercial use. We also provide financing for power generation facilities that, in most cases, incorporate Caterpillar products. The average original term of our customer finance receivable portfolio was approximately 51 months with an average remaining term of approximately 27 months as of March 31, 2024.

We typically maintain a security interest in financed equipment and generally require physical damage insurance coverage on the financed equipment, both of which provide us with certain rights and protections. If our collection efforts fail to bring a defaulted account current, we generally can repossess the financed equipment, after satisfying local legal requirements, and sell it within the Caterpillar dealer network or through third-party auctions.

We estimate the allowance for credit losses related to our customer finance receivables based on loss forecast models utilizing probabilities of default and our estimated loss given default based on past loss experience adjusted for current conditions and reasonable and supportable forecasts capturing country and industry-specific economic factors.

During the three months ended March 31, 2024, our forecasts reflected a continuation of the trend of relatively low unemployment rates as well as low delinquencies within our portfolio. However, industry delinquencies show an increasing trend as the central bank actions aimed at reducing inflation have weakened global economic growth. We believe the economic forecasts employed represent reasonable and supportable forecasts, followed by a reversion to long-term trends.

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

In general, our Dealer portfolio segment has not historically experienced large increases or decreases in credit losses based on changes in economic conditions due to our close working relationships with the dealers and their financial strength. Therefore, we made no adjustments to historical loss rates during the three months ended March 31, 2024.

UNAUDITED

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

In general, our Caterpillar Purchased Receivables portfolio segment has not historically experienced large increases or decreases in credit losses based on changes in economic conditions due to the short-term maturities of the receivables, our close working relationships with the dealers and their financial strength. Therefore, we made no adjustments to historical loss rates during the three months ended March 31, 2024.

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

An analysis of the allowance for credit losses was as follows:

(Millions of dollars)	Three Months Ended March 31, 2024				Three Months Ended March 31, 2023
	Customer	Dealer	Caterpillar Purchased Receivables	Total	Customer	Dealer	Caterpillar Purchased Receivables	Total
Beginning Balance	$276	$51	$4	$331	$277	$65	$4	$346
Write-offs	(23)	(47)	—	(70)	(20)	—	—	(20)
Recoveries	15	—	—	15	10	—	—	10
Provision for credit losses(1)	9	—	—	9	10	—	1	11
Other	(4)	—	—	(4)	1	—	—	1
Ending Balance	$273	$4	$4	$281	$278	$65	$5	$348

Finance Receivables	$20,963	$2,776	$4,195	$27,934	$20,117	$2,488	$4,731	$27,336

(1) Excludes provision for credit losses on unfunded commitments and other miscellaneous receivables.

UNAUDITED

Gross write-offs by origination year for our Customer portfolio segment were as follows:

(Millions of Dollars)	Three Months Ended March 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Finance Receivables	Total
North America	$—	$3	$4	$2	$1	$—	$3	$13
EAME	—	1	1	1	—	—	—	3
Asia/Pacific	—	1	2	1	1	—	—	5
Latin America	—	—	1	1	—	—	—	2
Total	$—	$5	$8	$5	$2	$—	$3	$23

	Three Months Ended March 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Finance Receivables	Total
North America	$—	$3	$3	$—	$—	$—	$4	$10
EAME	—	1	—	1	—	—	—	2
Asia/Pacific	—	—	2	1	1	—	—	4
Latin America	—	—	1	2	1	—	—	4
Total	$—	$4	$6	$4	$2	$—	$4	$20

All $47 million of gross write-offs in our Dealer portfolio segment for the three months ended March 31, 2024 were in Latin America and originated prior to 2019.

B.Credit quality of finance receivables

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

UNAUDITED

Customer
The aging category of the amortized cost of finance receivables in our Customer portfolio segment by origination year were as follows:

(Millions of dollars)	March 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$1,277	$4,101	$2,346	$1,718	$596	$176	$313	$10,527
31-60 days past due	5	37	40	27	14	5	3	131
61-90 days past due	—	16	12	7	4	1	1	41
91+ days past due	—	19	23	17	7	5	2	73
EAME
Current	287	1,224	791	493	210	170	—	3,175
31-60 days past due	—	17	9	6	2	2	—	36
61-90 days past due	1	8	4	3	1	1	—	18
91+ days past due	—	13	15	20	8	3	—	59
Asia/Pacific
Current	278	972	562	274	82	28	45	2,241
31-60 days past due	—	13	10	7	2	—	—	32
61-90 days past due	—	2	3	2	1	—	—	8
91+ days past due	—	3	3	3	2	—	—	11
Mining
Current	158	1,026	637	346	117	84	70	2,438
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	1	1	—	7	—	9
Latin America
Current	205	643	438	164	34	15	—	1,499
31-60 days past due	—	5	7	5	2	2	—	21
61-90 days past due	—	3	6	3	—	1	—	13
91+ days past due	—	4	9	7	5	18	—	43
Power
Current	19	162	50	59	72	88	135	585
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	3	—	3
Totals by Aging Category
Current	2,224	8,128	4,824	3,054	1,111	561	563	20,465
31-60 days past due	5	72	66	45	20	9	3	220
61-90 days past due	1	29	25	15	6	3	1	80
91+ days past due	—	39	51	48	22	36	2	198
Total	$2,230	$8,268	$4,966	$3,162	$1,159	$609	$569	$20,963

UNAUDITED

(Millions of dollars)	December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$4,430	$2,628	$2,000	$745	$220	$32	$312	$10,367
31-60 days past due	28	31	24	14	7	1	4	109
61-90 days past due	10	11	8	4	1	—	2	36
91+ days past due	12	23	18	9	4	1	2	69
EAME
Current	1,336	895	588	258	111	105	—	3,293
31-60 days past due	10	9	7	3	1	—	—	30
61-90 days past due	4	3	3	1	1	—	—	12
91+ days past due	7	17	15	8	3	1	—	51
Asia/Pacific
Current	1,134	690	368	115	37	7	45	2,396
31-60 days past due	5	7	8	2	—	—	—	22
61-90 days past due	2	3	3	2	—	—	—	10
91+ days past due	1	5	3	3	1	—	—	13
Mining
Current	1,106	694	396	126	86	27	66	2,501
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	1	1	—	2
91+ days past due	—	—	1	—	—	1	—	2
Latin America
Current	750	520	219	59	23	6	—	1,577
31-60 days past due	9	10	6	1	—	—	—	26
61-90 days past due	2	4	1	—	—	—	—	7
91+ days past due	2	10	8	5	8	11	—	44
Power
Current	152	52	65	75	42	59	162	607
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	3	—	3
Totals by Aging Category
Current	8,908	5,479	3,636	1,378	519	236	585	20,741
31-60 days past due	52	57	45	20	8	1	4	187
61-90 days past due	18	21	15	7	3	1	2	67
91+ days past due	22	55	45	25	16	17	2	182
Total	$9,000	$5,612	$3,741	$1,430	$546	$255	$593	$21,177

Finance receivables in our Customer portfolio segment are substantially secured by collateral, primarily in the form of Caterpillar and other equipment. For those contracts where the borrower is experiencing financial difficulty, repayment of the outstanding amounts is generally expected to be provided through the operation or repossession and sale of the equipment.

UNAUDITED

Dealer
As of March 31, 2024 the total amortized cost of finance receivables within our Dealer portfolio segment was current. As of December 31, 2023, the total amortized cost of finance receivables within our Dealer portfolio segment was current, with the exception of $47 million that was 91+ days past due in Latin America, all of which originated prior to 2019.

Caterpillar Purchased Receivables
The aging category of our amortized cost of finance receivables in the Caterpillar Purchased Receivables portfolio segment were as follows:

(Millions of dollars)	March 31, 2024
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables
North America	$8	$4	$3	$15	$2,475	$2,490
EAME	2	1	1	4	666	670
Asia/Pacific	4	1	—	5	621	626
Latin America	—	—	7	7	399	406
Power	—	—	—	—	3	3
Total	$14	$6	$11	$31	$4,164	$4,195

	December 31, 2023
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables
North America	$15	$5	$4	$24	$2,212	$2,236
EAME	3	1	1	5	732	737
Asia/Pacific	2	—	—	2	593	595
Latin America	1	4	18	23	348	371
Power	—	—	—	—	10	10
Total	$21	$10	$23	$54	$3,895	$3,949

UNAUDITED

Non-accrual finance receivables
In our Customer portfolio segment, finance receivables which were on non-accrual status and finance receivables over 90 days past due and still accruing income were as follows:

(Millions of dollars)	March 31, 2024		December 31, 2023
	Amortized Cost		Amortized Cost
	Non-accrual With an Allowance	91+ Still Accruing	Non-accrual With an Allowance	91+ Still Accruing
North America	$58	$18	$52	$20
EAME	52	12	34	18
Asia/Pacific	6	6	8	5
Mining	9	—	2	—
Latin America	54	—	48	1
Power	3	—	8	—
Total	$182	$36	$152	$44

There were no finance receivables in our Dealer portfolio segment on non-accrual status as of March 31, 2024. There were $47 million in finance receivables in our Dealer portfolio segment on non-accrual status as of December 31, 2023, all of which were in Latin America.

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

During the three months ended March 31, 2024 and 2023, there were no finance receivable modifications granted to borrowers experiencing financial difficulty in the Dealer or Caterpillar Purchased Receivables portfolio segments. The amortized cost basis of finance receivables modified for borrowers experiencing financial difficulty in our Customer portfolio segment during the three months ended March 31, 2024 and 2023, was $3 million and $8 million, respectively. Total modifications with borrowers experiencing financial difficulty represented 0.01 percent and 0.03 percent of our finance receivable portfolio for the same periods, respectively.

For the three months ended March 31, 2024 and 2023, the financial effects of term extensions for borrowers experiencing financial difficulty added a weighted average of 10 and 28 months, respectively, to the terms of modified contracts. For both the three months ended March 31, 2024 and 2023, the financial effects of payment delays for borrowers experiencing financial difficulty resulted in weighted average payment deferral and/or interest only periods of 9 months, respectively.

After we modify a finance receivable, we continue to track its performance under its most recent modified terms. As of March 31, 2024, all finance receivables modified with borrowers experiencing financial difficulty in the past 12 months are current except for in EAME where there was $2 million past due and Asia/Pacific where there was $1 million past due. As of March 31, 2023, all finance receivables modified with borrowers experiencing financial difficulty in the past 12 months were current.

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

The location and fair value of derivative instruments reported in the Consolidated Statements of Financial Position were as follows:

(Millions of dollars)	March 31, 2024		December 31, 2023
	Assets[1]	Liabilities[2]	Assets[1]	Liabilities[2]
Designated derivatives
Foreign exchange contracts	$242	$(32)	$207	$(73)
Interest rate contracts	28	(68)	50	(68)
	$270	$(100)	$257	$(141)
Undesignated derivatives
Foreign exchange contracts	$27	$(18)	$28	$(79)
	$27	$(18)	$28	$(79)

(1) Assets are classified in the Consolidated Statements of Financial Position as Other assets.
(2) Liabilities are classified in the Consolidated Statements of Financial Position as Accrued expenses.

The total notional amount of our derivative instruments was $14.25 billion and $15.73 billion as of March 31, 2024 and December 31, 2023, respectively. The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties. We calculate the amounts exchanged by the parties by referencing the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates and interest rates.

Gains (Losses) on derivative instruments are categorized as follows:

(Millions of dollars)	Fair Value / Undesignated Hedges		Cash Flow Hedges
	Gains (Losses) Recognized[1]		Gains (Losses) Recognized in AOCI		Gains (Losses) Reclassified from AOCI[2]

	Three Months Ended March 31,
	2024	2023	2024	2023	2024	2023
Foreign exchange contracts	$37	$(34)	$97	$(33)	$95	$(50)
Interest rate contracts	(20)	(15)	11	(2)	16	14
	$17	$(49)	$108	$(35)	$111	$(36)

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

UNAUDITED

The amounts recorded in the Consolidated Statements of Financial Position related to cumulative basis adjustments for fair value hedges were as follows:

(Millions of dollars)	Carrying Value of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Value of the Hedged Liabilities
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Current maturities of long-term debt	$786	$982	$(18)	$(23)
Long-term debt	2,808	2,128	(42)	(23)
Total	$3,594	$3,110	$(60)	$(46)

As of March 31, 2024, $17 million of deferred net gains, net of tax, included in equity (AOCI in the Consolidated Statements of Financial Position), related to our cash flow hedges, are expected to be reclassified to earnings over the next twelve months. The actual amount recorded in earnings will vary based on interest rates and exchange rates at the time the hedged transactions impact earnings.

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

Collateral is typically not required of the counterparties or us under the master netting agreements. As of March 31, 2024 and December 31, 2023, no cash collateral was received or pledged under the master netting agreements.

The effects of net settlement provisions of the master netting agreements on our derivative balances upon an event of default or a termination event were as follows:

(Millions of dollars)	March 31, 2024		December 31, 2023
	Assets	Liabilities	Assets	Liabilities
Gross amounts recognized	$297	$(118)	$285	$(220)
Financial instruments not offset	(52)	52	(106)	106
Net amount	$245	$(66)	$179	$(114)

UNAUDITED

5.Accumulated Other Comprehensive Income (Loss)

We present Comprehensive income (loss) and its components in the Consolidated Statements of Comprehensive Income. Changes in the balances for each component of AOCI were as follows:

(Millions of dollars)	Three Months Ended March 31,
	2024	2023
Foreign currency translation
Balance at beginning of period	$(996)	$(1,068)
Gains (losses) on foreign currency translation	(110)	33
Less: Tax provision/(benefit)	11	(9)
Net gains (losses) on foreign currency translation	(121)	42
Other comprehensive income (loss), net of tax	(121)	42
Balance at end of period	$(1,117)	$(1,026)

Derivative financial instruments
Balance at beginning of period	$18	$21
Gains (losses) deferred	108	(35)
Less: Tax provision/(benefit)	28	(9)
Net gains (losses) deferred	80	(26)
(Gains) losses reclassified to earnings	(111)	36
Less: Tax (provision)/benefit	(29)	9
Net (gains) losses reclassified to earnings	(82)	27
Other comprehensive income (loss), net of tax	(2)	1
Balance at end of period	$16	$22

Total Accumulated other comprehensive income (loss) at end of period	$(1,101)	$(1,004)

UNAUDITED

6.Segment Information

A.     Basis for Segment Information

The Chief Operating Decision Maker (the CEO) allocates resources and manages performance for our six operating segments described below. Our operating segments provide financing alternatives to customers and dealers around the world for Caterpillar products and services and power generation facilities that, in most cases, incorporate Caterpillar products. Financing plans include operating and finance leases, revolving charge accounts, retail loans, working capital loans to Caterpillar dealers and wholesale financing plans within each of the operating segments. Certain operating segments also purchase short-term trade receivables from Caterpillar.

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
◦The net gain or loss from interest rate derivatives is excluded from segment reporting.

UNAUDITED

Supplemental segment data and reconciliations to consolidated external reporting for the three months ended March 31 were as follows:

(Millions of dollars) 2024	External revenues	Profit before income taxes	Interest expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at March 31, 2024	Capital expenditures
North America	$485	$144	$143	$129	$19	$16,673	$161
EAME	92	30	33	14	(8)	4,969	8
Asia/Pacific	66	21	26	1	(1)	3,305	2
Latin America	85	29	40	3	(2)	2,539	8
Mining	92	26	24	33	—	3,012	49
Power	15	5	7	1	(1)	632	—
Total Segments	835	255	273	181	7	31,130	228
Unallocated	22	(104)	113	—	—	1,999	5
Timing	(4)	—	—	—	—	20	—
Methodology	—	78	(88)	—	—	166	—
Inter-segment Eliminations (1)	—	—	—	—	—	(228)	—
Total	$853	$229	$298	$181	$7	$33,087	$233

2023	External revenues	Profit before income taxes	Interest expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at December 31, 2023	Capital expenditures
North America	$418	$149	$95	$123	$5	$16,303	$222
EAME	84	26	21	14	—	5,117	24
Asia/Pacific	70	34	23	1	(1)	3,435	1
Latin America	82	19	40	3	6	2,583	3
Mining	88	34	15	32	(1)	3,059	23
Power	14	5	6	1	—	662	—
Total Segments	756	267	200	174	9	31,159	273
Unallocated	15	(110)	76	—	—	2,054	5
Timing	(3)	—	—	—	—	20	—
Methodology	—	47	(59)	—	—	145	—
Inter-segment Eliminations (1)	—	—	—	—	—	(266)	—
Total	$768	$204	$217	$174	$9	$33,112	$278

 (1) Eliminations are primarily related to intercompany loans.

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

No significant loss has been experienced or is anticipated under any of these guarantees. At March 31, 2024 and December 31, 2023, the related recorded liability was less than $1 million. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees was $24 million and $25 million at March 31, 2024 and December 31, 2023, respectively.

UNAUDITED

We provide guarantees to purchase certain loans of Caterpillar dealers from an SPC that qualifies as a VIE. We receive a fee for providing this guarantee. The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers. This SPC issues commercial paper and uses the proceeds to fund its loan program. We are the primary beneficiary of the SPC as our guarantees result in us having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses and therefore we have consolidated the financial statements of the SPC. As of March 31, 2024 and December 31, 2023, the SPC’s assets of $1.33 billion and $1.35 billion, respectively, were primarily comprised of loans to dealers, which are included in Finance receivables, net in the Consolidated Statements of Financial Position, and the SPC’s liabilities of $1.33 billion and $1.35 billion, respectively, were primarily comprised of commercial paper, which is included in Short-term borrowings in the Consolidated Statements of Financial Position. The assets of the SPC are not available to pay our creditors. We may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

Litigation and claims
We are involved in unresolved legal actions that arise in the normal course of business. The aggregate range of reasonably possible losses in excess of accrued liabilities, if any, associated with these unresolved legal actions is not material. In some cases, we cannot reasonably estimate a range of loss because there is insufficient information regarding the matter. However, we believe there is no more than a remote chance that any liability arising from these matters would be material. Although it is not possible to predict with certainty the outcome of these unresolved legal actions, we believe that these actions will not individually or in the aggregate have a material adverse effect on our consolidated results of operations, financial position or liquidity.

8.Fair Value Disclosures
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

Derivative financial instruments are measured on a recurring basis at fair value and are classified as Level 2 measurements. We had derivative financial instruments included in our Consolidated Statements of Financial Position in a net asset position of $179 million and $65 million as of March 31, 2024 and December 31, 2023, respectively. See Note 4 for additional information.

Loans measured at fair value
Certain loans are subject to measurement at fair value on a nonrecurring basis and are classified as Level 3 measurements. A loan is measured at fair value when management determines that collection of contractual amounts due is not probable and the loan is individually evaluated. In these cases, an allowance for credit losses may be established based either on the present value of expected future cash flows discounted at the receivables’ effective interest rate, the fair value of the collateral for collateral-dependent receivables or the observable market price of the receivable. In determining collateral value, we estimate the current fair market value of the collateral less selling costs. We had loans carried at fair value of $52 million and $55 million as of March 31, 2024 and December 31, 2023, respectively.
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
•Long-term debt – We estimate fair value for fixed and floating-rate debt based on quoted market prices.

Fair values of our financial instruments not carried at fair value were as follows:

(Millions of dollars)	March 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets
Finance receivables, net (excluding finance leases(1))	$20,880	$20,371	$20,746	$20,330	3	Note 3
Liabilities
Long-term debt	$24,701	$24,373	$23,612	$23,299	2

(1) Represents finance leases and failed sale leasebacks of $6.77 billion and $7.00 billion as of March 31, 2024 and December 31, 2023, respectively.

9.Income Taxes

The provision for income taxes reflected an estimated annual tax rate of 26 percent for both the first quarter of 2024 and 2023.

UNAUDITED

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide information that will assist the reader in understanding the company’s Consolidated Financial Statements, the changes in certain key items in those financial statements between select periods and the primary factors that accounted for those changes. In addition, we discuss how certain accounting principles, policies and critical estimates affect our Consolidated Financial Statements. This MD&A should be read in conjunction with our discussion of cautionary statements and significant risks to the company’s business under Item 1A. Risk Factors of the 2023 Form 10-K.

THREE MONTHS ENDED MARCH 31, 2024 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2023

The chart above graphically illustrates reasons for the change in consolidated profit before income taxes between first quarter 2023 (at left) and first quarter 2024 (at right). Items favorably impacting profit before income taxes appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting profit before income taxes appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Revenues and Profit

(Millions of dollars)	Three Months Ended March 31,
	2024	2023	Change
Retail revenue	$404	$340	$64
Operating lease revenue	233	218	15
Wholesale revenue	173	151	22
Other revenue, net	43	59	(16)
Total revenues	$853	$768	$85
Profit before income taxes	$229	$204	$25
Profit attributable to Caterpillar Financial Services Corporation	$169	$149	$20

We reported first-quarter 2024 revenues of $853 million, an increase of $85 million, or 11 percent, compared with $768 million in the first quarter of 2023. The increase in revenues was primarily due to a $69 million favorable impact from higher average financing rates and a $32 million favorable impact from higher average earning assets. First-quarter 2024 profit was $169 million, an increase of $20 million, or 13 percent, compared with $149 million in the first quarter of 2023.

Retail revenue for the first quarter of 2024 was $404 million, an increase of $64 million from the same period in 2023. The increase was due to a $49 million favorable impact from higher interest rates on retail finance receivables and a $15 million favorable impact from higher average earning assets. For the quarter ended March 31, 2024, retail average earning assets were $22.77 billion, an increase of $981 million from the same period in 2023. The annualized average yield was 7.10 percent for the first quarter of 2024, compared with 6.24 percent for the first quarter of 2023.

UNAUDITED

Operating lease revenue for the first quarter of 2024 was $233 million, an increase of $15 million from the same period in 2023. The increase was due to an $11 million favorable impact from higher rental rates on operating leases and a $4 million favorable impact from higher average earning assets.

Wholesale revenue for the first quarter of 2024 was $173 million, an increase of $22 million from the same period in 2023. The increase was due to a $13 million favorable impact from higher interest rates on wholesale finance receivables and a $9 million favorable impact from higher average earning assets. For the quarter ended March 31, 2024, wholesale average earning assets were $5.22 billion, an increase of $280 million from the same period in 2023. The annualized average yield was 13.23 percent for the first quarter of 2024, compared with 12.21 percent for the first quarter of 2023.

Other revenue, net items were as follows:

(Millions of dollars)	Three Months Ended March 31,
	2024	2023	Change
Net gain on returned or repossessed equipment	$15	$32	$(17)
Finance receivable and operating lease fees (including late charges)	16	16	—
Interest income on Notes receivable from Caterpillar	5	5	—
Miscellaneous other revenue, net	7	6	1
Total Other revenue, net	$43	$59	$(16)

There was a $2 million favorable impact from currency translation on revenues in the first quarter of 2024. Currency translation represents the net impact from converting the results of our subsidiaries to U.S. dollar reporting currency and is included in all financial statement line items.

Consolidated Profit Before Income Taxes

First-quarter 2024 profit before income taxes was $229 million, an increase of $25 million, or 12 percent, compared with $204 million for the first quarter of 2023. The increase was mainly due to a $33 million insurance settlement, a $14 million favorable impact from higher average earning assets and a $12 million favorable impact from currency exchange. These favorable impacts were partially offset by a $21 million increase in general, operating and administrative expenses and a $17 million unfavorable impact from returned or repossessed equipment.

There was a $2 million favorable impact from currency translation on profit before income taxes in the first quarter of 2024. Currency translation represents the net impact from converting the results of our subsidiaries to U.S. dollar reporting currency and is included in all financial statement line items.

Provision for Income Taxes

The provision for income taxes reflected an estimated annual tax rate of 26 percent for both the first quarter of 2024 and 2023.

Finance Receivables and Equipment on Operating Leases

New Business Volume

(Millions of dollars)	Three Months Ended March 31,
	2024	2023	Change
New retail financing	$2,507	$2,190	$317
New operating lease activity	235	274	(39)
New wholesale financing	13,664	13,306	358
Total	$16,406	$15,770	$636

New retail financing increased primarily due to higher volume in North America. The decrease in new operating lease activity was mainly driven by lower rentals of Cat equipment in North America. New wholesale financing increased primarily due to higher purchases of trade receivables from Caterpillar.

UNAUDITED

Total Managed Portfolio

We define total portfolio as Finance receivables, net plus Equipment on operating leases, net. We also manage and service receivables and leases that have been sold by us to third parties with limited or no recourse in order to mitigate our concentration of credit risk with certain customers. These assets are not available to pay our creditors. Total managed portfolio was as follows:

(Millions of dollars)	March 31, 2024	December 31, 2023	Change
Finance receivables, net	$27,653	$27,746	$(93)
Equipment on operating leases, net	2,922	3,014	(92)
Total portfolio	$30,575	$30,760	$(185)

Retail loans	$64	$67	$(3)
Retail leases	20	24	(4)
Operating leases	19	20	(1)
Total off-balance sheet managed assets	$103	$111	$(8)

Total managed portfolio	$30,678	$30,871	$(193)

Total Portfolio Metrics

At the end of the first quarter of 2024, past dues were 1.78 percent, compared with 2.00 percent at the end of the first quarter of 2023. Total non-performing finance receivables, which represent finance receivables currently on non-accrual status, were $182 million and $199 million at March 31, 2024 and December 31, 2023, respectively. Total non-performing finance receivables as a percentage of our finance receivables were less than 1 percent at March 31, 2024 and December 31, 2023.

Write-offs, net of recoveries, were $55 million for the first quarter of 2024, compared with $10 million for the first quarter of 2023.

Our allowance for credit losses as of March 31, 2024 was $281 million, or 1.01 percent of finance receivables, compared with $331 million, or 1.18 percent, as of December 31, 2023. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and economic forecasts. We believe our allowance is sufficient to provide for losses over the remaining life of our finance receivable portfolio as of March 31, 2024.

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

UNAUDITED

CAPITAL RESOURCES AND LIQUIDITY

Maintaining and managing adequate capital and liquidity resources includes management of funding sources and their utilization based on current, future and contingent needs. Throughout the first quarter of 2024, we experienced favorable liquidity conditions. We ended the first quarter of 2024 with $878 million of cash, an increase of $151 million from year-end 2023. Our cash balances are held in numerous locations throughout the world with approximately $539 million held by our non-U.S. subsidiaries, including $199 million in Russia which is currently subject to local government restrictions that substantially limit transfer outside of the country. We expect to meet our U.S. funding needs without repatriating undistributed profits that are indefinitely reinvested outside the U.S.

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

Total borrowings outstanding as of March 31, 2024 were $28.29 billion, an increase of $14 million from December 31, 2023. Outstanding borrowings were as follows:

(Millions of dollars)	March 31, 2024	December 31, 2023
Medium-term notes, net	$24,232	$23,085
Commercial paper, net of unamortized discount	3,016	4,069
Bank borrowings and other – long-term	469	527
Bank borrowings and other – short-term	297	330
Variable denomination floating rate demand notes	255	244
Notes payable to Caterpillar	24	24
Total outstanding borrowings	$28,293	$28,279

Medium-term notes
We issue medium-term unsecured notes through securities dealers or underwriters in the U.S., Europe, and other international capital markets. These notes are offered in several currencies and with a variety of maturities. These notes are senior unsecured obligations of the Company. Medium-term notes issued totaled $2.72 billion and redeemed totaled $1.50 billion for the three months ended March 31, 2024. Medium-term notes, net outstanding as of March 31, 2024 mature as follows:

(Millions of dollars)
2024	$6,501
2025	7,583
2026	6,943
2027	2,667
2028	1
Thereafter	597
Fair value adjustments	(60)
Total	$24,232

UNAUDITED

Commercial paper
We issue unsecured commercial paper in the U.S., Europe and other international capital markets. These short-term promissory notes are issued on a discounted basis and are payable at maturity. As of March 31, 2024, there was $3.02 billion outstanding in commercial paper.

Revolving credit facilities
As of March 31, 2024, we had three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and us for general liquidity purposes. Based on management’s allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of March 31, 2024 was $7.75 billion. Information on our Credit Facility is as follows:

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

At March 31, 2024, Caterpillar’s consolidated net worth was $17.70 billion, which was above the $9.00 billion required under the Credit Facility. The consolidated net worth is defined in the Credit Facility as Caterpillar's consolidated shareholders’ equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).

At March 31, 2024, our covenant interest coverage ratio was 1.70 to 1. This was above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain (loss) from interest rate derivatives to (2) interest expense, calculated at the end of each fiscal quarter for the prior four consecutive fiscal quarter period, required by the Credit Facility.

In addition, at March 31, 2024, our six-month covenant leverage ratio was 6.90 to 1. This was below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event that either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants. Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At March 31, 2024, there were no borrowings under the Credit Facility.

The aforementioned financial covenants are being reported as calculated under the Credit Facility and not pursuant to U.S. GAAP. Please refer to the credit agreements governing the Credit Facility filed as an exhibit to our periodic reports for further information related to the calculation thereof. For risks related to our indebtedness and compliance with these covenants, please refer to the risk factor "Restrictive covenants in our debt agreements could limit our financial and operating flexibility" set forth in Part I, Item 1A of our most recent annual report on Form 10-K.

Bank borrowings
Available credit lines with banks as of March 31, 2024 totaled $3.52 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements. We may guarantee subsidiary borrowings under these lines. As of March 31, 2024, we had $763 million outstanding against these credit lines and were in compliance with all debt covenants under these credit lines.

Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction. We do not hold reserves to fund the payment of the demand notes. The notes are offered on a continuous basis. As of March 31, 2024, there were $255 million of variable denomination floating rate demand notes outstanding. The maximum amount of variable denomination floating rate demand notes that we may have outstanding at any time may not exceed $1.25 billion.

UNAUDITED

Notes receivable from/payable to Caterpillar
Under our variable amount and term lending agreements and other notes receivable with Caterpillar, we may borrow up to $2.44 billion from Caterpillar and Caterpillar may borrow up to $2.14 billion from us. The variable amount lending agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice. The term lending agreements have remaining maturities ranging up to nine years. We had notes payable of $24 million and notes receivable of $512 million outstanding under these agreements as of March 31, 2024.

Off-Balance Sheet Arrangements

We are a party to certain off-balance sheet arrangements, primarily in the form of guarantees. Please refer to Note 7 of Notes to Consolidated Financial Statements for further information.

Cash Flows

Net cash provided by operating activities was $263 million in the first three months of 2024, compared with $253 million for the same period in 2023. Net cash used for investing activities was $220 million in the first three months of 2024, compared with $397 million for the same period in 2023. The change was primarily due to portfolio related activity. Net cash provided by financing activities was $117 million in the first three months of 2024, compared with $43 million net cash used for the same period in 2023. The change was due to a higher net inflow from external borrowings and the absence of dividends paid to Caterpillar.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of recent accounting pronouncements, see Part I, Item 1. Note 2 - New Accounting Pronouncements.

CRITICAL ACCOUNTING ESTIMATES

For a discussion of the Company’s critical accounting estimates, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Form 10-K. There have been no significant changes to our critical accounting estimates since our 2023 Form 10-K.

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

Cat Financial’s actual results may differ materially from those described or implied in our forward-looking statements based on a number of factors, including, but not limited to: (i) disruptions or volatility in global financial markets limiting our sources of liquidity or the liquidity of our customers, dealers and suppliers; (ii) failure to maintain our credit ratings and potential resulting increases to our cost of borrowing and adverse effects on our cost of funds, liquidity, competitive position and access to capital markets; (iii) changes in interest rates, currency fluctuations or market liquidity conditions; (iv) an increase in delinquencies, repossessions or net losses of our customers; (v) residual values of leased equipment; (vi) our compliance with financial and other restrictive covenants in debt agreements; (vii) government monetary or fiscal policies; (viii) political and economic risks, commercial instability and events beyond our control in the countries in which we operate; (ix) demand for Caterpillar products; (x) marketing, operational or administrative support received from Caterpillar; (xi) our ability to develop, produce and market quality products that meet our customers’ needs; (xii) information technology security threats and computer crime; (xiii) alleged or actual violations of trade or anti-corruption laws and regulations; (xiv) new regulations or changes in financial services regulations; (xv) additional tax expense or exposure; (xvi) changes in accounting guidance; (xvii) catastrophic events, including global pandemics such as the COVID-19 pandemic; and (xviii) other factors described in more detail under the section entitled “Part I - Item 1A. Risk Factors” of Cat Financial's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as such factors may be updated from time to time in Cat Financial's periodic filings with the Securities and Exchange Commission.

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

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the first quarter of 2024 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Caterpillar Financial Services Corporation

Date:	May 1, 2024	/s/ David T. Walton
David T. Walton, President, Director and Chief Executive Officer

Date:	May 1, 2024	/s/ Kristen R. Covey
Kristen R. Covey, Executive Vice President and Chief Financial Officer

Date:	May 1, 2024	/s/ James M. Rooney
James M. Rooney, Secretary

Date:	May 1, 2024	/s/ Daniel R. Court
Daniel R. Court, Controller (Principal Accounting Officer)