Form 10-Q
period 2024-06-30
CATERPILLAR FINANCIAL SERVICES CORP
filed 2024-08-07
CIK 764764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
Commission File No. 001-11241
CATERPILLAR FINANCIAL SERVICES CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	37-1105865
(State of incorporation)	(IRS Employer I.D. No.)

2120 West End Ave., Nashville, Tennessee	37203-0001
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (615) 341-1000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Medium-Term Notes, Series K, 4.850% Notes Due 2029	CAT /29	New York Stock Exchange
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
Yes ☐ No ☒

As of August 7, 2024, one share of common stock of the registrant was outstanding, which is owned by Caterpillar Inc.

The registrant is a wholly owned subsidiary of Caterpillar Inc. and meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced disclosure format.

Table of Contents

Part I. Financial Information
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	*
Item 4.	Controls and Procedures	34

Part II. Other Information
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*
Item 3.	Defaults Upon Senior Securities	*
Item 4.	Mine Safety Disclosures	*
Item 5.	Other Information	*
Item 6.	Exhibits	34
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

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF PROFIT (LOSS)
(Unaudited)
(Dollars in Millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Retail finance	$416	$354	$820	$694
Operating lease	233	222	466	440
Wholesale finance	180	173	353	324
Other, net	36	44	79	103
Total revenues	865	793	1,718	1,561

Expenses:
Interest	315	245	613	462
Depreciation on equipment leased to others	180	176	361	350
General, operating and administrative	164	148	318	281
Provision for credit losses	6	(21)	13	(12)
Other	7	10	14	16
Total expenses	672	558	1,319	1,097

Other income (expense)	(211)	(30)	(188)	(55)

Profit (loss) before income taxes	(18)	205	211	409

Provision for income taxes	47	52	106	105

Profit (loss) of consolidated companies	(65)	153	105	304

Less: Profit (loss) attributable to noncontrolling interests	—	3	1	5

Profit (loss) attributable to Caterpillar Financial Services Corporation	$(65)	$150	$104	$299

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in Millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Profit (loss) of consolidated companies	$(65)	$153	$105	$304

Other comprehensive income (loss), net of tax (Note 5):
Foreign currency translation	21	(41)	(100)	3
Derivative financial instruments	(2)	(1)	(4)	—
Total Other comprehensive income (loss), net of tax	19	(42)	(104)	3

Comprehensive income (loss)	(46)	111	1	307

Less: Comprehensive income (loss) attributable to noncontrolling interests	—	(5)	1	(1)

Comprehensive income (loss) attributable to Caterpillar Financial Services Corporation	$(46)	$116	$—	$308

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in Millions, except share data)

	June 30, 2024	December 31, 2023
Assets:
Cash and cash equivalents	$675	$727
Finance receivables, net of allowance for credit losses of $254 and $331	28,274	27,746
Notes receivable from Caterpillar	555	527
Equipment on operating leases, net	2,912	3,014
Other assets	1,090	1,098
Total assets	$33,506	$33,112

Liabilities and shareholder’s equity:
Payable to dealers and others	$146	$157
Payable to Caterpillar - borrowings and other	109	137
Accrued expenses	447	511
Short-term borrowings	5,298	4,643
Current maturities of long-term debt	8,132	7,719
Long-term debt	15,299	15,893
Other liabilities	904	882
Total liabilities	30,335	29,942

Commitments and contingent liabilities (Note 7)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid-in amount)	745	745
Additional paid-in capital	2	2
Retained earnings	3,431	3,327
Accumulated other comprehensive income (loss)	(1,082)	(978)
Noncontrolling interests	75	74
Total shareholder’s equity	3,171	3,170

Total liabilities and shareholder’s equity	$33,506	$33,112

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(Unaudited)
(Dollars in Millions)

Three Months Ended June 30, 2023	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance at March 31, 2023	$745	$2	$3,183	$(1,004)	$158	$3,084
Profit (loss) of consolidated companies			150		3	153
Foreign currency translation, net of tax				(33)	(8)	(41)
Derivative financial instruments, net of tax				(1)		(1)
Balance at June 30, 2023	$745	$2	$3,333	$(1,038)	$153	$3,195

Three Months Ended June 30, 2024
Balance at March 31, 2024	$745	$2	$3,496	$(1,101)	$75	$3,217
Profit (loss) of consolidated companies			(65)			(65)
Foreign currency translation, net of tax				21		21
Derivative financial instruments, net of tax				(2)		(2)
Balance at June 30, 2024	$745	$2	$3,431	$(1,082)	$75	$3,171

Six Months Ended June 30, 2023
Balance at December 31, 2022	$745	$2	$3,109	$(1,047)	$154	$2,963
Profit (loss) of consolidated companies			299		5	304
Dividend paid to Caterpillar			(75)			(75)
Foreign currency translation, net of tax				9	(6)	3
Derivative financial instruments, net of tax						—
Balance at June 30, 2023	$745	$2	$3,333	$(1,038)	$153	$3,195

Six Months Ended June 30, 2024
Balance at December 31, 2023	$745	$2	$3,327	$(978)	$74	$3,170
Profit (loss) of consolidated companies			104		1	105
Foreign currency translation, net of tax				(100)		(100)
Derivative financial instruments, net of tax				(4)		(4)
Balance at June 30, 2024	$745	$2	$3,431	$(1,082)	$75	$3,171

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Profit (loss) of consolidated companies	$105	$304
Adjustments to reconcile profit to net cash provided by operating activities:
Depreciation and amortization	369	357
Accretion of Caterpillar purchased receivable revenue	(315)	(296)
Provision for credit losses	13	(12)
Loss on divestiture	210	—
Other, net	47	(73)
Changes in assets and liabilities:
Other assets	107	64
Payable to dealers and others	(7)	7
Accrued expenses	44	29
Other payables with Caterpillar	(9)	(1)
Other liabilities	50	33
Net cash provided by operating activities	614	412
Cash flows from investing activities:
Expenditures for equipment on operating leases	(541)	(678)
Capital expenditures - excluding equipment on operating leases	(12)	(10)
Proceeds from disposals of equipment	325	340
Additions to finance receivables	(7,961)	(7,951)
Collections of finance receivables	7,185	7,520
Net changes in Caterpillar purchased receivables	(138)	(83)
Proceeds from sale of business, net of cash sold	(153)	—
Proceeds from sales of receivables	37	29
Net change in variable lending to Caterpillar	(56)	(77)
Collections of other notes receivable from Caterpillar	27	26
Settlements of undesignated derivatives	10	—
Net cash provided by (used for) investing activities	(1,277)	(884)
Cash flows from financing activities:
Net change in variable lending from Caterpillar	(14)	1
Proceeds from debt issued (original maturities greater than three months)	4,151	3,299
Payments on debt issued (original maturities greater than three months)	(4,203)	(2,208)
Short-term borrowings, net (original maturities three months or less)	687	(403)
Dividend paid to Caterpillar	—	(75)
Net cash provided by (used for) financing activities	621	614

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(9)	(47)
Increase (decrease) in cash, cash equivalents and restricted cash	(51)	95
Cash, cash equivalents and restricted cash at beginning of year(1)	729	870
Cash, cash equivalents and restricted cash at end of period(1)	$678	$965

(1) As of June 30, 2024 and December 31, 2023, restricted cash, which is included in Other assets in the Consolidated Statements of Financial Position, was $3 million and $2 million, respectively. Restricted cash primarily includes cash related to syndication activities.

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Notes to Consolidated Financial Statements
(Unaudited)

1.Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated profit (loss) for the three and six months ended June 30, 2024 and 2023, (b) the consolidated comprehensive income (loss) for the three and six months ended June 30, 2024 and 2023, (c) the consolidated financial position at June 30, 2024 and December 31, 2023, (d) the consolidated changes in shareholder’s equity for the three and six months ended June 30, 2024 and 2023 and (e) the consolidated cash flows for the six months ended June 30, 2024 and 2023. The preparation of financial statements, in conformity with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), requires management to make estimates and assumptions that affect the reported amounts. Significant estimates include residual values for leased assets, allowance for credit losses and income taxes. Actual results may differ from these estimates.

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

UNAUDITED

3.Finance Receivables

A summary of finance receivables included in the Consolidated Statements of Financial Position was as follows:

(Millions of dollars)	June 30, 2024	December 31, 2023
Retail loans(1)	$16,759	$16,501
Retail leases	6,314	6,554
Caterpillar purchased receivables	4,326	3,949
Wholesale loans(1)	1,126	1,069
Wholesale leases	3	4
Total finance receivables	28,528	28,077
Less: Allowance for credit losses	(254)	(331)
Total finance receivables, net	$28,274	$27,746

(1) Includes failed sale leasebacks.

Finance leases
Revenues from finance leases were $107 million and $104 million for the three months ended June 30, 2024 and 2023, respectively, and $213 million and $208 million for the six months ended June 30, 2024 and 2023, and are included in retail and wholesale finance revenues in the Consolidated Statements of Profit (Loss).

A.Allowance for credit losses

Portfolio segments
A portfolio segment is the level at which we develop a systematic methodology for determining our allowance for credit losses. Our portfolio segments and related methods for estimating expected credit losses are as follows:

Customer
We provide loans and finance leases to end-user customers primarily for the purpose of financing new and used Caterpillar machinery, engines and equipment for commercial use. We also provide financing for power generation facilities that, in most cases, incorporate Caterpillar products. The average original term of our customer finance receivable portfolio was approximately 51 months with an average remaining term of approximately 27 months as of June 30, 2024.

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

During the three and six months ended June 30, 2024, our forecasts reflected a continuation of the trend of historically low unemployment rates as well as low delinquencies within our portfolio. However, industry delinquencies show an increasing trend as the central bank actions aimed at reducing inflation have weakened global economic growth. We believe the economic forecasts employed represent reasonable and supportable forecasts, followed by a reversion to long-term trends.

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

UNAUDITED

In general, our Dealer portfolio segment has not historically experienced large increases or decreases in credit losses based on changes in economic conditions due to our close working relationships with the dealers and their financial strength. Therefore, we made no adjustments to historical loss rates during the three and six months ended June 30, 2024.

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

In general, our Caterpillar Purchased Receivables portfolio segment has not historically experienced large increases or decreases in credit losses based on changes in economic conditions due to the short-term maturities of the receivables, our close working relationships with the dealers and their financial strength. Therefore, we made no adjustments to historical loss rates during the three and six months ended June 30, 2024.

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

An analysis of the allowance for credit losses was as follows:

(Millions of dollars)	Three Months Ended June 30, 2024				Three Months Ended June 30, 2023
	Customer	Dealer	Caterpillar Purchased Receivables	Total	Customer	Dealer	Caterpillar Purchased Receivables	Total
Beginning Balance	$273	$4	$4	$281	$278	$65	$5	$348
Write-offs	(33)	—	—	(33)	(21)	—	—	(21)
Recoveries	15	—	—	15	13	—	—	13
Provision for credit losses(1)	15	—	—	15	(6)	(15)	—	(21)
Other	(24)	—	—	(24)	1	—	—	1
Ending Balance	$246	$4	$4	$254	$265	$50	$5	$320

	Six Months Ended June 30, 2024				Six Months Ended June 30, 2023
	Customer	Dealer	Caterpillar Purchased Receivables	Total	Customer	Dealer	Caterpillar Purchased Receivables	Total
Beginning Balance	$276	$51	$4	$331	$277	$65	$4	$346
Write-offs	(56)	(47)	—	(103)	(41)	—	—	(41)
Recoveries	30	—	—	30	23	—	—	23
Provision for credit losses(1)	24	—	—	24	4	(15)	1	(10)
Other	(28)	—	—	(28)	2	—	—	2
Ending Balance	$246	$4	$4	$254	$265	$50	$5	$320

Finance Receivables	$21,293	$2,909	$4,326	$28,528	$20,325	$2,621	$4,748	$27,694

(1) Excludes provision for credit losses on unfunded commitments and other miscellaneous receivables.

UNAUDITED

Gross write-offs by origination year for our Customer portfolio segment were as follows:

(Millions of dollars)	Three Months Ended June 30, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Finance Receivables	Total
North America	$—	$5	$2	$1	$—	$1	$3	$12
EAME	—	1	1	1	1	—	—	4
Asia/Pacific	—	1	1	2	—	—	—	4
Latin America	—	—	2	2	1	8	—	13
Total	$—	$7	$6	$6	$2	$9	$3	$33

	Three Months Ended June 30, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Finance Receivables	Total
North America	$—	$2	$2	$1	$1	$1	$3	$10
EAME	—	—	2	1	—	1	—	4
Asia/Pacific	—	1	1	2	—	—	—	4
Latin America	—	2	1	—	—	—	—	3
Total	$—	$5	$6	$4	$1	$2	$3	$21

	Six Months Ended June 30, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Finance Receivables	Total
North America	$—	$8	$6	$3	$1	$1	$6	$25
EAME	—	2	2	2	1	—	—	7
Asia/Pacific	—	2	3	3	1	—	—	9
Latin America	—	—	3	3	1	8	—	15
Total	$—	$12	$14	$11	$4	$9	$6	$56

	Six Months Ended June 30, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Finance Receivables	Total
North America	$—	$5	$5	$1	$1	$1	$7	$20
EAME	—	1	2	2	—	1	—	6
Asia/Pacific	—	1	3	3	1	—	—	8
Latin America	—	2	2	2	1	—	—	7
Total	$—	$9	$12	$8	$3	$2	$7	$41

For the three months ended June 30, 2024, there were no gross write-offs in our Dealer portfolio segment. For the six months ended June 30, 2024 there were $47 million of gross write-offs in our Dealer portfolio segment, all of which were in Latin America and originated prior to 2019.

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

UNAUDITED

Customer
The aging category of the amortized cost of finance receivables in our Customer portfolio segment by origination year were as follows:

(Millions of dollars)	June 30, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$2,733	$3,729	$2,074	$1,454	$464	$116	$343	$10,913
31-60 days past due	13	43	36	25	9	3	3	132
61-90 days past due	4	19	13	9	3	1	1	50
91+ days past due	2	28	28	17	9	3	1	88
EAME
Current	636	1,105	702	400	165	132	—	3,140
31-60 days past due	5	12	8	4	2	—	—	31
61-90 days past due	1	8	4	3	1	1	—	18
91+ days past due	—	18	13	19	6	3	—	59
Asia/Pacific
Current	594	866	469	211	61	17	44	2,262
31-60 days past due	3	10	9	6	1	—	—	29
61-90 days past due	1	4	2	3	—	—	—	10
91+ days past due	—	2	3	2	1	—	—	8
Mining
Current	424	944	572	297	101	65	13	2,416
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	1	—	1	1	1	—	4
91+ days past due	—	2	3	1	—	6	—	12
Latin America
Current	424	520	338	113	21	8	—	1,424
31-60 days past due	2	8	7	2	1	1	—	21
61-90 days past due	—	2	4	—	1	1	—	8
91+ days past due	—	5	9	6	3	2	—	25
Power
Current	56	175	49	54	68	83	155	640
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	3	—	3
Totals by Aging Category
Current	4,867	7,339	4,204	2,529	880	421	555	20,795
31-60 days past due	23	73	60	37	13	4	3	213
61-90 days past due	6	34	23	16	6	4	1	90
91+ days past due	2	55	56	45	19	17	1	195
Total	$4,898	$7,501	$4,343	$2,627	$918	$446	$560	$21,293

UNAUDITED

(Millions of dollars)	December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$4,430	$2,628	$2,000	$745	$220	$32	$312	$10,367
31-60 days past due	28	31	24	14	7	1	4	109
61-90 days past due	10	11	8	4	1	—	2	36
91+ days past due	12	23	18	9	4	1	2	69
EAME
Current	1,336	895	588	258	111	105	—	3,293
31-60 days past due	10	9	7	3	1	—	—	30
61-90 days past due	4	3	3	1	1	—	—	12
91+ days past due	7	17	15	8	3	1	—	51
Asia/Pacific
Current	1,134	690	368	115	37	7	45	2,396
31-60 days past due	5	7	8	2	—	—	—	22
61-90 days past due	2	3	3	2	—	—	—	10
91+ days past due	1	5	3	3	1	—	—	13
Mining
Current	1,106	694	396	126	86	27	66	2,501
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	1	1	—	2
91+ days past due	—	—	1	—	—	1	—	2
Latin America
Current	750	520	219	59	23	6	—	1,577
31-60 days past due	9	10	6	1	—	—	—	26
61-90 days past due	2	4	1	—	—	—	—	7
91+ days past due	2	10	8	5	8	11	—	44
Power
Current	152	52	65	75	42	59	162	607
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	3	—	3
Totals by Aging Category
Current	8,908	5,479	3,636	1,378	519	236	585	20,741
31-60 days past due	52	57	45	20	8	1	4	187
61-90 days past due	18	21	15	7	3	1	2	67
91+ days past due	22	55	45	25	16	17	2	182
Total	$9,000	$5,612	$3,741	$1,430	$546	$255	$593	$21,177

Finance receivables in our Customer portfolio segment are substantially secured by collateral, primarily in the form of Caterpillar and other equipment. For those contracts where the borrower is experiencing financial difficulty, repayment of the outstanding amounts is generally expected to be provided through the operation or repossession and sale of the equipment.

UNAUDITED

Dealer
As of June 30, 2024 the total amortized cost of finance receivables within our Dealer portfolio segment was current. As of December 31, 2023, the total amortized cost of finance receivables within our Dealer portfolio segment was current, with the exception of $47 million that was 91+ days past due in Latin America, all of which originated prior to 2019.

Caterpillar Purchased Receivables
The aging category of our amortized cost of finance receivables in the Caterpillar Purchased Receivables portfolio segment were as follows:

(Millions of dollars)	June 30, 2024
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables
North America	$10	$6	$4	$20	$2,510	$2,530
EAME	3	—	2	5	783	788
Asia/Pacific	1	—	—	1	611	612
Latin America	—	—	2	2	389	391
Power	—	—	—	—	5	5
Total	$14	$6	$8	$28	$4,298	$4,326

	December 31, 2023
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables
North America	$15	$5	$4	$24	$2,212	$2,236
EAME	3	1	1	5	732	737
Asia/Pacific	2	—	—	2	593	595
Latin America	1	4	18	23	348	371
Power	—	—	—	—	10	10
Total	$21	$10	$23	$54	$3,895	$3,949

UNAUDITED

Non-accrual finance receivables
In our Customer portfolio segment, finance receivables which were on non-accrual status and finance receivables over 90 days past due and still accruing income were as follows:

(Millions of dollars)	June 30, 2024		December 31, 2023
	Amortized Cost		Amortized Cost
	Non-accrual With an Allowance	91+ Still Accruing	Non-accrual With an Allowance	91+ Still Accruing
North America	$71	$19	$52	$20
EAME	56	7	34	18
Asia/Pacific	5	3	8	5
Mining	13	—	2	—
Latin America	28	—	48	1
Power	3	—	8	—
Total	$176	$29	$152	$44

There were no finance receivables in our Dealer portfolio segment on non-accrual status as of June 30, 2024. There were $47 million in finance receivables in our Dealer portfolio segment on non-accrual status as of December 31, 2023, all of which were in Latin America.

Modifications
We periodically modify the terms of our finance receivable agreements. Typically, the types of modifications granted are payment deferrals, interest only payment periods and/or term extensions. Many modifications we grant are for commercial reasons or for borrowers experiencing some form of short-term financial stress and may result in insignificant payment delays. We do not consider these borrowers to be experiencing financial difficulty. Modifications for borrowers we do consider to be experiencing financial difficulty typically result in payment deferrals and/or reduced payments for a period of four months or longer, term extension of six months or longer or a combination of both.

During the three and six months ended June 30, 2024 and 2023, there were no finance receivable modifications granted to borrowers experiencing financial difficulty in the Dealer or Caterpillar Purchased Receivables portfolio segments. The amortized cost basis of finance receivables modified for borrowers experiencing financial difficulty in our Customer portfolio segment during the three months ended June 30, 2024 and 2023, was $3 million and $22 million, respectively. Total modifications with borrowers experiencing financial difficulty represented 0.02 percent and 0.08 percent of our finance receivable portfolio for the same periods, respectively. The amortized cost basis of finance receivables modified for borrowers experiencing financial difficulty in our Customer portfolio segment during the six months ended June 30, 2024 and 2023, was $6 million and $30 million, respectively. Total modifications with borrowers experiencing financial difficulty represented 0.03 percent and 0.11 percent of our finance receivable portfolio for the same periods, respectively.

For the three months ended June 30, 2024 and 2023, the financial effects of term extensions for borrowers experiencing financial difficulty added a weighted average of 13 and 18 months, respectively, to the terms of modified contracts. For the six months ended June 30, 2024 and 2023, the financial effects of term extensions for borrowers experiencing financial difficulty added a weighted average of 11 and 21 months, respectively, to the terms of modified contracts. For the three months ended June 30, 2024 and 2023, the financial effects of payment delays for borrowers experiencing financial difficulty resulted in weighted average payment deferral and/or interest only periods of 6 and 7 months, respectively. For the six months ended June 30, 2024 and 2023, the financial effects of payment delays for borrowers experiencing financial difficulty resulted in weighted average payment deferral and/or interest only periods of 8 months.

After we modify a finance receivable, we continue to track its performance under its most recent modified terms. As of June 30, 2024 and 2023, defaults of loans modified in the prior twelve months were not significant.

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

UNAUDITED

4.Derivative Financial Instruments and Risk Management

Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates and interest rates. Our Risk Management Policy (policy) allows for the use of derivative financial instruments to prudently manage foreign currency exchange rate and interest rate exposures. Our policy specifies that derivatives are not to be used for speculative purposes. We primarily use foreign currency forward, option, and cross currency and interest rate contract derivatives. Our derivative activities are subject to the management, direction and control of our senior financial officers. We present at least annually to our Board of Directors and the Audit Committee of the Caterpillar Board of Directors on our risk management practices, including our use of financial derivative instruments.

We recognize all derivatives at their fair value in the Consolidated Statements of Financial Position. On the date the derivative contract is entered into, the derivative instrument is (1) designated as a hedge of the fair value of a recognized asset or liability (fair value hedge), (2) designated as a hedge of a forecasted transaction or the variability of cash flows (cash flow hedge) or (3) undesignated. We record in current earnings changes in the fair value of a derivative that is qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged recognized asset or liability that is attributable to the hedged risk. We record in Accumulated other comprehensive income (loss) (AOCI) changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge, to the extent effective, in the Consolidated Statements of Financial Position until we reclassify them to earnings in the same period or periods during which the hedged transaction affects earnings. We report changes in the fair value of undesignated derivative instruments in current earnings. We classify cash flows from designated derivative financial instruments within the same category as the item being hedged in the Consolidated Statements of Cash Flows. We include cash flows from undesignated derivative financial instruments in the investing category in the Consolidated Statements of Cash Flows.

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

The location and fair value of derivative instruments reported in the Consolidated Statements of Financial Position were as follows:

(Millions of dollars)	June 30, 2024		December 31, 2023
	Assets[1]	Liabilities[2]	Assets[1]	Liabilities[2]
Designated derivatives
Foreign exchange contracts	$189	$(31)	$207	$(73)
Interest rate contracts	15	(60)	50	(68)
	$204	$(91)	$257	$(141)
Undesignated derivatives
Foreign exchange contracts	$40	$(20)	$28	$(79)
	$40	$(20)	$28	$(79)

(1) Assets are classified in the Consolidated Statements of Financial Position as Other assets.
(2) Liabilities are classified in the Consolidated Statements of Financial Position as Accrued expenses.

The total notional amount of our derivative instruments was $15.41 billion and $15.73 billion as of June 30, 2024 and December 31, 2023, respectively. The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties. We calculate the amounts exchanged by the parties by referencing the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates and interest rates.

Gains (Losses) on derivative instruments are categorized as follows:

(Millions of dollars)	Fair Value / Undesignated Hedges		Cash Flow Hedges
	Gains (Losses) Recognized[1]		Gains (Losses) Recognized in AOCI		Gains (Losses) Reclassified from AOCI[2]

	Three Months Ended June 30,
	2024	2023	2024	2023	2024	2023
Foreign exchange contracts	$43	$33	$70	$16	$61	$18
Interest rate contracts	(21)	(18)	4	14	14	14
	$22	$15	$74	$30	$75	$32

	Six Months Ended June 30,
	2024	2023	2024	2023	2024	2023
Foreign exchange contracts	$80	$(1)	$167	$(17)	$156	$(32)
Interest rate contracts	(41)	(33)	15	12	30	28
	$39	$(34)	$182	$(5)	$186	$(4)

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

UNAUDITED

The amounts recorded in the Consolidated Statements of Financial Position related to cumulative basis adjustments for fair value hedges were as follows:

(Millions of dollars)	Carrying Value of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Value of the Hedged Liabilities
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Current maturities of long-term debt	$793	$982	$(11)	$(23)
Long-term debt	3,003	2,128	(42)	(23)
Total	$3,796	$3,110	$(53)	$(46)

As of June 30, 2024, $15 million of deferred net gains, net of tax, included in equity (AOCI in the Consolidated Statements of Financial Position), related to our cash flow hedges, are expected to be reclassified to earnings over the next twelve months. The actual amount recorded in earnings will vary based on interest rates and exchange rates at the time the hedged transactions impact earnings.

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

Collateral is typically not required of the counterparties or us under the master netting agreements. As of June 30, 2024 and December 31, 2023, no cash collateral was received or pledged under the master netting agreements.

The effects of net settlement provisions of the master netting agreements on our derivative balances upon an event of default or a termination event were as follows:

(Millions of dollars)	June 30, 2024		December 31, 2023
	Assets	Liabilities	Assets	Liabilities
Gross amounts recognized	$244	$(111)	$285	$(220)
Financial instruments not offset	(60)	60	(106)	106
Net amount	$184	$(51)	$179	$(114)

UNAUDITED

5.Accumulated Other Comprehensive Income (Loss)

We present Comprehensive income (loss) and its components in the Consolidated Statements of Comprehensive Income (Loss). Changes in the balances for each component of AOCI were as follows:

(Millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Foreign currency translation
Balance at beginning of period	$(1,117)	$(1,026)	$(996)	$(1,068)
Gains (losses) on foreign currency translation	(36)	(33)	(146)	—
Less: Tax provision/(benefit)	4	—	15	(9)
Net gains (losses) on foreign currency translation	(40)	(33)	(161)	9
(Gains) losses reclassified to earnings	61	—	61	—
Less: Tax provision/(benefit)	—	—	—	—
Net (gains) losses reclassified to earnings	61	—	61	—
Other comprehensive income (loss), net of tax	21	(33)	(100)	9
Balance at end of period	$(1,096)	$(1,059)	$(1,096)	$(1,059)

Derivative financial instruments
Balance at beginning of period	$16	$22	$18	$21
Gains (losses) deferred	74	30	182	(5)
Less: Tax provision/(benefit)	18	7	46	(2)
Net gains (losses) deferred	56	23	136	(3)
(Gains) losses reclassified to earnings	(75)	(32)	(186)	4
Less: Tax (provision)/benefit	(17)	(8)	(46)	1
Net (gains) losses reclassified to earnings	(58)	(24)	(140)	3
Other comprehensive income (loss), net of tax	(2)	(1)	(4)	—
Balance at end of period	$14	$21	$14	$21

Total Accumulated other comprehensive income (loss) at end of period	$(1,082)	$(1,038)	$(1,082)	$(1,038)

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

Reconciling items are created based on accounting differences between segment reporting and consolidated external reporting. For the reconciliation of Profit (loss) before income taxes, we have grouped the reconciling items as follows:

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
•Divestiture - Loss on divestiture included in Other income (expense). See Note 10 for more information.

UNAUDITED

Supplemental segment data and reconciliations to consolidated external reporting for the three months ended June 30 were as follows:

(Millions of dollars) 2024	External revenues	Profit before income taxes	Interest expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at June 30, 2024	Capital expenditures
North America	$493	$148	$152	$128	$15	$17,309	$250
EAME	93	22	36	13	(4)	4,755	11
Asia/Pacific	68	25	22	1	(1)	3,385	2
Latin America	84	23	38	4	5	2,437	4
Mining	93	18	25	34	5	2,995	50
Power	15	19	8	—	(14)	700	—
Total Segments	846	255	281	180	6	31,581	317
Unallocated	22	(142)	119	—	—	2,075	3
Timing	(3)	1	—	—	—	20	—
Methodology	—	78	(85)	—	—	105	—
Divestiture	—	(210)	—	—	—	—	—
Inter-segment Eliminations (1)	—	—	—	—	—	(275)	—
Total	$865	$(18)	$315	$180	$6	$33,506	$320

2023	External revenues	Profit before income taxes	Interest expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at December 31, 2023	Capital expenditures
North America	$436	$154	$108	$127	$2	$16,303	$293
EAME	88	18	25	15	2	5,117	12
Asia/Pacific	73	33	23	1	(3)	3,435	1
Latin America	87	47	44	3	(21)	2,583	7
Mining	79	25	18	30	(6)	3,059	96
Power	14	(1)	6	—	5	662	—
Total Segments	777	276	224	176	(21)	31,159	409
Unallocated	20	(131)	95	—	—	2,054	1
Timing	(4)	—	—	—	—	20	—
Methodology	—	60	(74)	—	—	145	—
Inter-segment Eliminations (1)	—	—	—	—	—	(266)	—
Total	$793	$205	$245	$176	$(21)	$33,112	$410

 (1) Eliminations are primarily related to intercompany loans.

UNAUDITED

Supplemental segment data and reconciliations to consolidated external reporting for the six months ended June 30 were as follows:

(Millions of dollars) 2024	External revenues	Profit before income taxes	Interest expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at June 30, 2024	Capital expenditures
North America	$978	$292	$295	$257	$34	$17,309	$411
EAME	185	52	69	27	(12)	4,755	19
Asia/Pacific	134	46	48	2	(2)	3,385	4
Latin America	169	52	78	7	3	2,437	12
Mining	185	44	49	67	5	2,995	99
Power	30	24	15	1	(15)	700	—
Total Segments	1,681	510	554	361	13	31,581	545
Unallocated	44	(246)	232	—	—	2,075	8
Timing	(7)	1	—	—	—	20	—
Methodology	—	156	(173)	—	—	105	—
Divestiture	—	(210)	—	—	—	—	—
Inter-segment Eliminations (1)	—	—	—	—	—	(275)	—
Total	$1,718	$211	$613	$361	$13	$33,506	$553

2023	External revenues	Profit before income taxes	Interest expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at December 31, 2023	Capital expenditures
North America	$854	$303	$203	$250	$7	$16,303	$515
EAME	172	44	46	29	2	5,117	36
Asia/Pacific	143	67	46	2	(4)	3,435	2
Latin America	169	66	84	6	(15)	2,583	10
Mining	167	59	33	62	(7)	3,059	119
Power	28	4	12	1	5	662	—
Total Segments	1,533	543	424	350	(12)	31,159	682
Unallocated	35	(241)	171	—	—	2,054	6
Timing	(7)	—	—	—	—	20	—
Methodology	—	107	(133)	—	—	145	—
Inter-segment Eliminations (1)	—	—	—	—	—	(266)	—
Total	$1,561	$409	$462	$350	$(12)	$33,112	$688

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

No significant loss has been experienced or is anticipated under any of these guarantees. At June 30, 2024 and December 31, 2023, the related recorded liability was less than $1 million. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees was $23 million and $25 million at June 30, 2024 and December 31, 2023, respectively.

UNAUDITED

We provide guarantees to purchase certain loans of Caterpillar dealers from an SPC that qualifies as a VIE. We receive a fee for providing this guarantee. The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers. This SPC issues commercial paper and uses the proceeds to fund its loan program. We are the primary beneficiary of the SPC as our guarantees result in us having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses and therefore we have consolidated the financial statements of the SPC. As of June 30, 2024 and December 31, 2023, the SPC’s assets of $1.35 billion were primarily comprised of loans to dealers, which are included in Finance receivables, net in the Consolidated Statements of Financial Position, and the SPC’s liabilities of $1.35 billion were primarily comprised of commercial paper, which is included in Short-term borrowings in the Consolidated Statements of Financial Position. The assets of the SPC are not available to pay our creditors. We may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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

Derivative financial instruments are measured on a recurring basis at fair value and are classified as Level 2 measurements. We had derivative financial instruments included in our Consolidated Statements of Financial Position in a net asset position of $133 million and $65 million as of June 30, 2024 and December 31, 2023, respectively. See Note 4 for additional information.

Loans measured at fair value
Certain loans are subject to measurement at fair value on a nonrecurring basis and are classified as Level 3 measurements. A loan is measured at fair value when management determines that collection of contractual amounts due is not probable and the loan is individually evaluated. In these cases, an allowance for credit losses may be established based either on the present value of expected future cash flows discounted at the receivables’ effective interest rate, the fair value of the collateral for collateral-dependent receivables or the observable market price of the receivable. In determining collateral value, we estimate the current fair market value of the collateral less selling costs. We had loans carried at fair value of $51 million and $55 million as of June 30, 2024 and December 31, 2023, respectively.
B.Fair Values of Financial Instruments
Cash and cash equivalents, restricted cash (included in Other Assets in the Consolidated Statements of Financial Position) and Short-term borrowings are classified as Level 1 measurements and carrying amount approximates fair value. We use the following methods and assumptions to estimate the fair value of our financial instruments not carried at fair value:

•Finance receivables, net – We estimate fair value by discounting the future cash flows using current rates representative of receivables with similar remaining maturities.
•Long-term debt – We estimate fair value for fixed and floating-rate debt based on quoted market prices.

Fair values of our financial instruments not carried at fair value were as follows:

(Millions of dollars)	June 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets
Finance receivables, net (excluding finance leases(1))	$21,483	$20,950	$20,746	$20,330	3	Note 3
Liabilities
Long-term debt	$23,431	$23,126	$23,612	$23,299	2

(1) Represents finance leases and failed sale leasebacks of $6.79 billion and $7.00 billion as of June 30, 2024 and December 31, 2023, respectively.

9.Income Taxes

For interim periods, we estimate an annual effective tax rate, which is applied to our year-to-date ordinary income (loss). Tax effects of significant unusual or infrequently occurring items are excluded from the estimated annual effective tax rate calculation and are recognized in the period in which they occur. The effective tax rate for the three and six months ended June 30, 2024 was negatively impacted by the $210 million loss on divestiture of a non-U.S. entity which had no related tax benefit (see Note 10).

10.    Divestiture

We divested a non-U.S. entity on June 13, 2024 and recognized a pre-tax loss of approximately $210 million. The loss on divestiture is included within Other income (expense) in the Consolidated Statements of Profit (Loss). The proceeds were allocated in accordance with the sales agreement and agreement with Caterpillar.

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

THREE MONTHS ENDED JUNE 30, 2024 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2023

The chart above graphically illustrates reasons for the change in consolidated profit (loss) before income taxes between second quarter 2023 (at left) and second quarter 2024 (at right). Items favorably impacting profit (loss) before income taxes appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting profit (loss) before income taxes appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Revenues and Profit (Loss)

(Millions of dollars)	Three Months Ended June 30,
	2024	2023	Change
Retail revenue	$416	$354	$62
Operating lease revenue	233	222	11
Wholesale revenue	180	173	7
Other revenue, net	36	44	(8)
Total revenues	$865	$793	$72
Profit (loss) before income taxes	$(18)	$205	$(223)
Profit (loss) attributable to Caterpillar Financial Services Corporation	$(65)	$150	$(215)

We reported second-quarter 2024 revenues of $865 million, an increase of $72 million, or 9 percent, compared with $793 million in the second quarter of 2023. The increase in revenues was primarily due to a $50 million favorable impact from higher average financing rates and a $32 million favorable impact from higher average earning assets. Second-quarter 2024 loss was $65 million, a decrease of $215 million, or 143 percent, compared with $150 million profit in the second quarter of 2023.

Retail revenue for the second quarter of 2024 was $416 million, an increase of $62 million from the same period in 2023. The increase was due to a $45 million favorable impact from higher interest rates on retail finance receivables and a $17 million favorable impact from higher average earning assets. For the quarter ended June 30, 2024, retail average earning assets were $22.89 billion, an increase of $1.03 billion from the same period in 2023. The annualized average yield was 7.26 percent for the second quarter of 2024, compared with 6.48 percent for the second quarter of 2023.

UNAUDITED

Operating lease revenue for the second quarter of 2024 was $233 million, an increase of $11 million from the same period in 2023 driven by higher rental rates on operating leases.

Wholesale revenue for the second quarter of 2024 was $180 million, an increase of $7 million from the same period in 2023 driven by higher average earning assets. For the quarter ended June 30, 2024, wholesale average earning assets were $5.42 billion, an increase of $66 million from the same period in 2023. The annualized average yield was 13.31 percent for the second quarter of 2024, compared with 12.92 percent for the second quarter of 2023.

Other revenue, net items were as follows:

(Millions of dollars)	Three Months Ended June 30,
	2024	2023	Change
Net gain on returned or repossessed equipment	$12	$17	$(5)
Finance receivable and operating lease fees (including late charges)	16	15	1
Interest income on Notes receivable from Caterpillar	6	5	1
Miscellaneous other revenue, net	2	7	(5)
Total Other revenue, net	$36	$44	$(8)

There was a $2 million unfavorable impact from currency translation on revenues in the second quarter of 2024. Currency translation represents the net impact from converting the results of our subsidiaries to U.S. dollar reporting currency and is included in all financial statement line items.

Consolidated Profit (Loss) Before Income Taxes
Second-quarter 2024 loss before income taxes was $18 million, mainly driven by a $210 million loss on divestiture of a non-U.S. entity. Excluding the loss on divestiture, second-quarter 2024 profit before income taxes was $192 million, a decrease of $13 million, or 6 percent, compared with $205 million profit in the second quarter of 2023. The decrease was primarily due to $27 million in higher provision for credit losses, partially offset by $16 million due to the absence of prior year unfavorable currency impacts.

There was a $3 million unfavorable impact from currency translation on profit before income taxes in the second quarter of 2024. Currency translation represents the net impact from converting the results of our subsidiaries to U.S. dollar reporting currency and is included in all financial statement line items.

Provision for Income Taxes
The provision for income taxes for the second quarter of 2024 was $47 million on $18 million loss before income taxes compared with $52 million on $205 million profit before income taxes for the second quarter of 2023. The effective tax rate for the second quarter of 2024 was negatively impacted by the loss on divestiture of a non-U.S. entity with no related tax benefit.

UNAUDITED

SIX MONTHS ENDED JUNE 30, 2024 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2023

The chart above graphically illustrates reasons for the change in consolidated profit before income taxes between June YTD 2023 (at left) and June YTD 2024 (at right). Items favorably impacting profit before income taxes appear as upward stair steps with corresponding dollar amounts above each bar, while items negatively impacting profit before income taxes appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Management utilizes these charts internally to visually communicate results.

Revenues and Profit

(Millions of dollars)	Six Months Ended June 30,
	2024	2023	Change
Retail revenue	$820	$694	$126
Operating lease revenue	466	440	26
Wholesale revenue	353	324	29
Other revenue, net	79	103	(24)
Total revenues	$1,718	$1,561	$157
Profit (loss) before income taxes	$211	$409	$(198)
Profit (loss) attributable to Caterpillar Financial Services Corporation	$104	$299	$(195)

Retail revenue for the first six months of 2024 was $820 million, an increase of $126 million from the same period in 2023. The increase was due to a $94 million favorable impact from higher interest rates on retail finance receivables and a $32 million favorable impact from higher average earning assets. For the six months ended June 30, 2024, retail average earning assets were $22.84 billion, an increase of $1.02 billion from the same period in 2023. The annualized average yield was 7.18 percent for the first six months of 2024, compared with 6.36 percent for the same period in 2023.

Operating lease revenue for the first six months of 2024 was $466 million, an increase of $26 million from the same period in 2023 primarily driven by higher rental rates on operating leases.

Wholesale revenue for the first six months of 2024 was $353 million, an increase of $29 million from the same period in 2023. The increase was due to a $14 million favorable impact from higher interest rates on wholesale finance receivables and a $15 million favorable impact from higher average earning assets. For the six months ended June 30, 2024, wholesale average earning assets were $5.34 billion, an increase of $243 million from the same period in 2023. The annualized average yield was 13.22 percent for the first six months of 2024, compared with 12.70 percent for the same period in 2023.

UNAUDITED

Other revenue, net items were as follows:

(Millions of dollars)	Six Months Ended June 30,
	2024	2023	Change
Net gain on returned or repossessed equipment	$27	$49	$(22)
Finance receivable and operating lease fees (including late charges)	32	31	1
Interest income on Notes receivable from Caterpillar	11	10	1
Miscellaneous other revenue, net	9	13	(4)
Total Other revenue, net	$79	$103	$(24)

There was less than $1 million impact from currency translation on revenues in the first six months of 2024. Currency translation represents the net impact from converting the results of our subsidiaries to U.S. dollar reporting currency and is included in all financial statement line items and each of the items included in the above analysis.

Consolidated Profit Before Income Taxes
Profit before income taxes was $211 million for the first six months of 2024, including a $210 million loss on divestiture of a non-U.S. entity. Excluding the loss on divestiture, profit before income taxes was $421 million, an increase of $12 million, or 3 percent, compared with $409 million for the same period in 2023. The increase was primarily due to a $33 million insurance settlement, a $28 million favorable impact from higher average earning assets, and $28 million due to the absence of prior year unfavorable currency impacts. These favorable impacts were partially offset by a $36 million increase in general, operating and administrative expenses, $25 million in higher provision for credit losses, and a $22 million unfavorable impact from returned or repossessed equipment.

There was a $1 million unfavorable impact from currency translation on profit before income taxes in the first six months of 2024. Currency translation represents the net impact from converting the results of our subsidiaries to U.S. dollar reporting currency and is included in all financial statement line items and each of the items included in the above analysis.

Provision for Income Taxes
The provision for income taxes for the first six months of 2024 was $106 million on $211 million profit before income taxes compared with $105 million on $409 million profit before income taxes for the first six months of 2023. The effective tax rate for the first six months of 2024 was negatively impacted by the loss on divestiture of a non-U.S. entity with no related tax benefit.

Finance Receivables and Equipment on Operating Leases

New Business Volume

(Millions of dollars)	Six Months Ended June 30,
	2024	2023	Change
New retail financing	$5,593	$4,927	$666
New operating lease activity	561	689	(128)
New wholesale financing	27,857	27,415	442
Total	$34,011	$33,031	$980

New retail financing increased primarily due to higher volume in North America, partially offset by a decrease in Mining. The decrease in new operating lease activity was mainly driven by lower rentals of Caterpillar equipment in North America. New wholesale financing increased primarily due to higher purchases of trade receivables from Caterpillar.

UNAUDITED

Total Managed Portfolio
We define total portfolio as Finance receivables, net plus Equipment on operating leases, net. We also manage and service receivables and leases that have been sold by us to third parties with limited or no recourse in order to mitigate our concentration of credit risk with certain customers. These assets are not available to pay our creditors. Total managed portfolio was as follows:

(Millions of dollars)	June 30, 2024	December 31, 2023	Change
Finance receivables, net	$28,274	$27,746	$528
Equipment on operating leases, net	2,912	3,014	(102)
Total portfolio	$31,186	$30,760	$426

Retail loans	$68	$67	$1
Retail leases	17	24	(7)
Operating leases	15	20	(5)
Total off-balance sheet managed assets	$100	$111	$(11)

Total managed portfolio	$31,286	$30,871	$415

Total Portfolio Metrics
At the end of the second quarter of 2024, past dues were 1.74 percent, compared with 2.15 percent at the end of the second quarter of 2023. Total non-performing finance receivables, which represent finance receivables currently on non-accrual status, were $176 million and $199 million at June 30, 2024 and December 31, 2023, respectively. Total non-performing finance receivables as a percentage of our finance receivables were less than 1 percent at June 30, 2024 and December 31, 2023.

Write-offs, net of recoveries, were $18 million for the second quarter of 2024, compared with $8 million for the second quarter of 2023.

Our allowance for credit losses as of June 30, 2024 was $254 million, or 0.89 percent of finance receivables, compared with $331 million, or 1.18 percent, as of December 31, 2023. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and economic forecasts. We believe our allowance is sufficient to provide for losses over the remaining life of our finance receivable portfolio as of June 30, 2024.

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

UNAUDITED

CAPITAL RESOURCES AND LIQUIDITY

Maintaining and managing adequate capital and liquidity resources includes management of funding sources and their utilization based on current, future and contingent needs. Throughout the second quarter of 2024, we experienced favorable liquidity conditions. We ended the second quarter of 2024 with $675 million of cash, a decrease of $52 million from year-end 2023. Our cash balances are held in numerous locations throughout the world with approximately $390 million held by our non-U.S. subsidiaries. Amounts held by non-U.S. subsidiaries are available for general corporate use and could be used in the U.S. without incurring significant additional U.S. taxes. We expect to meet our U.S. funding needs without repatriating undistributed profits that are indefinitely reinvested outside the U.S.

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

Total borrowings outstanding as of June 30, 2024 were $28.74 billion, an increase of $460 million from December 31, 2023. Outstanding borrowings were as follows:

(Millions of dollars)	June 30, 2024	December 31, 2023
Medium-term notes, net	$22,915	$23,085
Commercial paper, net of unamortized discount	4,730	4,069
Bank borrowings and other – long-term	516	527
Bank borrowings and other – short-term	300	330
Variable denomination floating rate demand notes	268	244
Notes payable to Caterpillar	10	24
Total outstanding borrowings	$28,739	$28,279

Medium-term notes
We issue medium-term unsecured notes through securities dealers or underwriters in the U.S., Europe, and other international capital markets. These notes are offered in several currencies and with a variety of maturities. These notes are senior unsecured obligations of the Company. Medium-term notes issued totaled $3.97 billion and redeemed totaled $4.05 billion for the six months ended June 30, 2024. Medium-term notes, net outstanding as of June 30, 2024 mature as follows:

(Millions of dollars)
2024	$3,952
2025	7,579
2026	6,928
2027	3,911
2028	1
Thereafter	597
Fair value adjustments	(53)
Total	$22,915

UNAUDITED

Commercial paper
We issue unsecured commercial paper in the U.S., Europe and other international capital markets. These short-term promissory notes are issued on a discounted basis and are payable at maturity. As of June 30, 2024, there was $4.73 billion outstanding in commercial paper.

Revolving credit facilities
As of June 30, 2024, we had three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and us for general liquidity purposes. Based on management’s allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of June 30, 2024 was $7.75 billion. Information on our Credit Facility is as follows:

•The 364-day facility of $3.15 billion (of which $2.33 billion is available to us) expires in August 2024.
•The three-year facility, as amended in August 2023, of $2.73 billion (of which $2.01 billion is available to us) expires in August 2026.
•The five-year facility, as amended in August 2023, of $4.62 billion (of which $3.41 billion is available to us) expires in August 2028.

At June 30, 2024, Caterpillar’s consolidated net worth was $17.19 billion, which was above the $9.00 billion required under the Credit Facility. The consolidated net worth is defined in the Credit Facility as Caterpillar's consolidated shareholders’ equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).

At June 30, 2024, our covenant interest coverage ratio was 1.47 to 1. This was above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain (loss) from interest rate derivatives to (2) interest expense, calculated at the end of each fiscal quarter for the prior four consecutive fiscal quarter periods, required by the Credit Facility.

In addition, at June 30, 2024, our six-month covenant leverage ratio was 6.75 to 1. This was below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event that either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants. Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At June 30, 2024, there were no borrowings under the Credit Facility.

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

Bank borrowings
Available credit lines with banks as of June 30, 2024 totaled $3.62 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements. We may guarantee subsidiary borrowings under these lines. As of June 30, 2024, we had $813 million outstanding against these credit lines and were in compliance with all debt covenants under these credit lines.

Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction. We do not hold reserves to fund the payment of the demand notes. The notes are offered on a continuous basis. As of June 30, 2024, there were $268 million of variable denomination floating rate demand notes outstanding. The maximum amount of variable denomination floating rate demand notes that we may have outstanding at any time may not exceed $1.25 billion.

UNAUDITED

Notes receivable from/payable to Caterpillar
Under our variable amount and term lending agreements and other notes receivable with Caterpillar, we may borrow up to $2.44 billion from Caterpillar and Caterpillar may borrow up to $2.14 billion from us. The variable amount lending agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice. The term lending agreements have remaining maturities ranging up to nine years. We had notes payable of $10 million and notes receivable of $555 million outstanding under these agreements as of June 30, 2024.

Off-Balance Sheet Arrangements
We are a party to certain off-balance sheet arrangements, primarily in the form of guarantees. Please refer to Note 7 of Notes to Consolidated Financial Statements for further information.

Cash Flows
Net cash provided by operating activities was $614 million in the first six months of 2024, compared with $412 million for the same period in 2023. Net cash used for investing activities was $1.28 billion in the first six months of 2024, compared with $884 million for the same period in 2023. The change was primarily due to portfolio related activity and the divestiture of a non-U.S. entity. Net cash provided by financing activities was $621 million in the first six months of 2024, compared with $614 million for the same period in 2023.

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

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the second quarter of 2024 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Caterpillar Financial Services Corporation

Date:	August 7, 2024	/s/ David T. Walton
David T. Walton, President, Director and Chief Executive Officer

Date:	August 7, 2024	/s/ Kristen R. Covey
Kristen R. Covey, Executive Vice President and Chief Financial Officer

Date:	August 7, 2024	/s/ James M. Rooney
James M. Rooney, Secretary

Date:	August 7, 2024	/s/ Daniel R. Court
Daniel R. Court, Controller (Principal Accounting Officer)