Form 10-Q
period 2024-09-30
CATERPILLAR FINANCIAL SERVICES CORP
filed 2024-11-06
CIK 764764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Yes ☐ No ☒

As of November 6, 2024, one share of common stock of the registrant was outstanding, which is owned by Caterpillar Inc.

The registrant is a wholly owned subsidiary of Caterpillar Inc. and meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced disclosure format.

Table of Contents

Part I. Financial Information
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	*
Item 4.	Controls and Procedures	33

Part II. Other Information
Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*
Item 3.	Defaults Upon Senior Securities	*
Item 4.	Mine Safety Disclosures	*
Item 5.	Other Information	33
Item 6.	Exhibits	34
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

UNAUDITED
Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF PROFIT
(Unaudited)
(Dollars in Millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Retail finance	$428	$378	$1,248	$1,072
Operating lease	235	232	701	672
Wholesale finance	188	184	541	508
Other, net	37	52	116	155
Total revenues	888	846	2,606	2,407

Expenses:
Interest	336	280	949	742
Depreciation on equipment leased to others	180	182	541	532
General, operating and administrative	160	153	478	434
Provision for credit losses	19	35	32	23
Other	8	7	22	23
Total expenses	703	657	2,022	1,754

Other income (expense)	(3)	(19)	(191)	(74)

Profit before income taxes	182	170	393	579

Provision for income taxes	45	72	151	177

Profit of consolidated companies	137	98	242	402

Less: Profit attributable to noncontrolling interests	—	—	1	5

Profit attributable to Caterpillar Financial Services Corporation	$137	$98	$241	$397

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED
Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in Millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Profit of consolidated companies	$137	$98	$242	$402

Other comprehensive income (loss), net of tax (Note 5):
Foreign currency translation	174	(102)	74	(99)
Derivative financial instruments	(7)	(4)	(11)	(4)
Total Other comprehensive income (loss), net of tax	167	(106)	63	(103)

Comprehensive income (loss)	304	(8)	305	299

Less: Comprehensive income (loss) attributable to noncontrolling interests	1	—	2	(1)

Comprehensive income (loss) attributable to Caterpillar Financial Services Corporation	$303	$(8)	$303	$300

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED
Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in Millions, except share data)

	September 30, 2024	December 31, 2023
Assets:
Cash and cash equivalents	$707	$727
Finance receivables, net of allowance for credit losses of $255 and $331	29,150	27,746
Notes receivable from Caterpillar	506	527
Equipment on operating leases, net	2,907	3,014
Other assets	1,056	1,098
Total assets	$34,326	$33,112

Liabilities and shareholder’s equity:
Payable to dealers and others	$153	$157
Payable to Caterpillar - borrowings and other	114	137
Accrued expenses	464	511
Short-term borrowings	3,725	4,643
Current maturities of long-term debt	8,346	7,719
Long-term debt	17,150	15,893
Other liabilities	899	882
Total liabilities	30,851	29,942

Commitments and contingent liabilities (Note 7)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid-in amount)	745	745
Additional paid-in capital	2	2
Retained earnings	3,568	3,327
Accumulated other comprehensive income (loss)	(916)	(978)
Noncontrolling interests	76	74
Total shareholder’s equity	3,475	3,170

Total liabilities and shareholder’s equity	$34,326	$33,112

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED
Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(Unaudited)
(Dollars in Millions)

Three Months Ended September 30, 2023	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance at June 30, 2023	$745	$2	$3,333	$(1,038)	$153	$3,195
Profit of consolidated companies			98			98
Dividend paid to Caterpillar					(80)	(80)
Foreign currency translation, net of tax				(102)		(102)
Derivative financial instruments, net of tax				(4)		(4)
Balance at September 30, 2023	$745	$2	$3,431	$(1,144)	$73	$3,107

Three Months Ended September 30, 2024
Balance at June 30, 2024	$745	$2	$3,431	$(1,082)	$75	$3,171
Profit of consolidated companies			137			137
Foreign currency translation, net of tax				173	1	174
Derivative financial instruments, net of tax				(7)		(7)
Balance at September 30, 2024	$745	$2	$3,568	$(916)	$76	$3,475

Nine Months Ended September 30, 2023
Balance at December 31, 2022	$745	$2	$3,109	$(1,047)	$154	$2,963
Profit of consolidated companies			397		5	402
Dividend paid to Caterpillar			(75)		(80)	(155)
Foreign currency translation, net of tax				(93)	(6)	(99)
Derivative financial instruments, net of tax				(4)		(4)
Balance at September 30, 2023	$745	$2	$3,431	$(1,144)	$73	$3,107

Nine Months Ended September 30, 2024
Balance at December 31, 2023	$745	$2	$3,327	$(978)	$74	$3,170
Profit of consolidated companies			241		1	242
Foreign currency translation, net of tax				73	1	74
Derivative financial instruments, net of tax				(11)		(11)
Balance at September 30, 2024	$745	$2	$3,568	$(916)	$76	$3,475

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED
Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Profit of consolidated companies	$242	$402
Adjustments to reconcile profit to net cash provided by operating activities:
Depreciation and amortization	553	542
Accretion of Caterpillar purchased receivable revenue	(482)	(460)
Provision for credit losses	32	23
Loss on divestiture	210	—
Other, net	57	(49)
Changes in assets and liabilities:
Other assets	198	102
Payable to dealers and others	(26)	31
Accrued expenses	(35)	35
Other payables with Caterpillar	(9)	2
Other liabilities	74	43
Net cash provided by operating activities	814	671
Cash flows from investing activities:
Expenditures for equipment on operating leases	(793)	(1,015)
Capital expenditures - excluding equipment on operating leases	(24)	(14)
Proceeds from disposals of equipment	458	515
Additions to finance receivables	(12,281)	(12,484)
Collections of finance receivables	10,904	11,561
Net changes in Caterpillar purchased receivables	68	429
Proceeds from sale of business, net of cash sold	(153)	—
Proceeds from sales of receivables	69	40
Net change in variable lending to Caterpillar	(10)	(98)
Additions to other notes receivable from Caterpillar	(9)	(8)
Collections of other notes receivable from Caterpillar	42	38
Settlements of undesignated derivatives	19	8
Net cash provided by (used for) investing activities	(1,710)	(1,028)
Cash flows from financing activities:
Net change in variable lending from Caterpillar	(14)	1
Proceeds from debt issued (original maturities greater than three months)	7,579	6,360
Payments on debt issued (original maturities greater than three months)	(5,841)	(4,360)
Short-term borrowings, net (original maturities three months or less)	(848)	(1,723)
Dividend paid to Caterpillar	—	(155)
Net cash provided by (used for) financing activities	876	123
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(65)
Increase (decrease) in cash, cash equivalents and restricted cash	(20)	(299)
Cash, cash equivalents and restricted cash at beginning of year(1)	729	870
Cash, cash equivalents and restricted cash at end of period(1)	$709	$571

(1) As of September 30, 2024 and December 31, 2023, restricted cash, which is included in Other assets in the Consolidated Statements of Financial Position, was $2 million. Restricted cash primarily includes cash related to syndication activities.
See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED
Notes to Consolidated Financial Statements
(Unaudited)

1.Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated profit for the three and nine months ended September 30, 2024 and 2023, (b) the consolidated comprehensive income (loss) for the three and nine months ended September 30, 2024 and 2023, (c) the consolidated financial position at September 30, 2024 and December 31, 2023, (d) the consolidated changes in shareholder’s equity for the three and nine months ended September 30, 2024 and 2023 and (e) the consolidated cash flows for the nine months ended September 30, 2024 and 2023. The preparation of financial statements, in conformity with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), requires management to make estimates and assumptions that affect the reported amounts. Significant estimates include residual values for leased assets, allowance for credit losses and income taxes. Actual results may differ from these estimates.

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

UNAUDITED
3.Finance Receivables

A summary of finance receivables included in the Consolidated Statements of Financial Position was as follows:

(Millions of dollars)	September 30, 2024	December 31, 2023
Retail loans(1)	$17,314	$16,501
Retail leases	6,591	6,554
Caterpillar purchased receivables	4,314	3,949
Wholesale loans(1)	1,184	1,069
Wholesale leases	2	4
Total finance receivables	29,405	28,077
Less: Allowance for credit losses	(255)	(331)
Total finance receivables, net	$29,150	$27,746

(1) Includes failed sale leasebacks.

Finance leases
Revenues from finance leases were $110 million and $106 million for the three months ended September 30, 2024 and 2023, respectively, and $323 million and $314 million for the nine months ended September 30, 2024 and 2023, respectively, and are included in retail and wholesale finance revenues in the Consolidated Statements of Profit.

A.Allowance for credit losses

Portfolio segments
A portfolio segment is the level at which we develop a systematic methodology for determining our allowance for credit losses. Our portfolio segments and related methods for estimating expected credit losses are as follows:

Customer
We provide loans and finance leases to end-user customers primarily for the purpose of financing new and used Caterpillar machinery, engines and equipment for commercial use. We also provide financing for power generation facilities that, in most cases, incorporate Caterpillar products. The average original term of our customer finance receivable portfolio was approximately 51 months with an average remaining term of approximately 27 months as of September 30, 2024.

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

During the three and nine months ended September 30, 2024, our forecasts reflected a continuation of the trend of historically low unemployment rates as well as low delinquencies within our portfolio. However, industry delinquencies show an increasing trend as the central bank actions aimed at reducing inflation have weakened global economic growth. We believe the economic forecasts employed represent reasonable and supportable forecasts, followed by a reversion to long-term trends.

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

UNAUDITED
In general, our Dealer portfolio segment has not historically experienced large increases or decreases in credit losses based on changes in economic conditions due to our close working relationships with the dealers and their financial strength. Therefore, we made no adjustments to historical loss rates during the three and nine months ended September 30, 2024.

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

In general, our Caterpillar Purchased Receivables portfolio segment has not historically experienced large increases or decreases in credit losses based on changes in economic conditions due to the short-term maturities of the receivables, our close working relationships with the dealers and their financial strength. Therefore, we made no adjustments to historical loss rates during the three and nine months ended September 30, 2024.

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

An analysis of the allowance for credit losses was as follows:

(Millions of dollars)	Three Months Ended September 30, 2024				Three Months Ended September 30, 2023
	Customer	Dealer	Caterpillar Purchased Receivables	Total	Customer	Dealer	Caterpillar Purchased Receivables	Total
Beginning Balance	$246	$4	$4	$254	$265	$50	$5	$320
Write-offs	(42)	—	—	(42)	(22)	—	—	(22)
Recoveries	15	—	—	15	13	—	—	13
Provision for credit losses(1)	25	—	1	26	31	1	—	32
Other	2	—	—	2	(3)	—	—	(3)
Ending Balance	$246	$4	$5	$255	$284	$51	$5	$340

	Nine Months Ended September 30, 2024				Nine Months Ended September 30, 2023
	Customer	Dealer	Caterpillar Purchased Receivables	Total	Customer	Dealer	Caterpillar Purchased Receivables	Total
Beginning Balance	$276	$51	$4	$331	$277	$65	$4	$346
Write-offs	(98)	(47)	—	(145)	(63)	—	—	(63)
Recoveries	45	—	—	45	36	—	—	36
Provision for credit losses(1)	49	—	1	50	35	(14)	1	22
Other	(26)	—	—	(26)	(1)	—	—	(1)
Ending Balance	$246	$4	$5	$255	$284	$51	$5	$340

Finance Receivables	$22,189	$2,902	$4,314	$29,405	$20,279	$2,882	$4,381	$27,542

(1) Excludes provision for credit losses on unfunded commitments and other miscellaneous receivables.

UNAUDITED
Gross write-offs by origination year for our Customer portfolio segment were as follows:

(Millions of dollars)	Three Months Ended September 30, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Finance Receivables	Total
North America	$—	$5	$4	$2	$1	$—	$2	$14
EAME	—	—	1	1	1	—	—	3
Asia/Pacific	—	2	1	—	—	1	—	4
Mining	8	3	3	—	—	—	—	14
Latin America	—	2	2	1	2	—	—	7
Total	$8	$12	$11	$4	$4	$1	$2	$42

	Three Months Ended September 30, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Finance Receivables	Total
North America	$1	$2	$2	$1	$1	$—	$2	$9
EAME	—	1	1	1	—	—	—	3
Asia/Pacific	—	2	3	1	—	—	—	6
Latin America	—	1	1	1	—	1	—	4
Total	$1	$6	$7	$4	$1	$1	$2	$22

	Nine Months Ended September 30, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Finance Receivables	Total
North America	$—	$13	$10	$5	$2	$1	$8	$39
EAME	—	2	3	3	2	—	—	10
Asia/Pacific	—	4	4	3	1	1	—	13
Mining	8	3	3	—	—	—	—	14
Latin America	—	2	5	4	3	8	—	22
Total	$8	$24	$25	$15	$8	$10	$8	$98

	Nine Months Ended September 30, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Finance Receivables	Total
North America	$1	$7	$7	$2	$2	$1	$9	$29
EAME	—	2	3	3	—	1	—	9
Asia/Pacific	—	3	6	4	1	—	—	14
Latin America	—	3	3	3	1	1	—	11
Total	$1	$15	$19	$12	$4	$3	$9	$63

For the three months ended September 30, 2024, there were no gross write-offs in our Dealer portfolio segment. For the nine months ended September 30, 2024 there were $47 million of gross write-offs in our Dealer portfolio segment, all of which were in Latin America and originated prior to 2019.

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

UNAUDITED
Customer
The aging category of the amortized cost of finance receivables in our Customer portfolio segment by origination year were as follows:

(Millions of dollars)	September 30, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$3,959	$3,389	$1,821	$1,210	$347	$63	$360	$11,149
31-60 days past due	24	43	36	23	8	2	3	139
61-90 days past due	6	13	10	5	2	1	1	38
91+ days past due	6	31	27	16	7	3	1	91
EAME
Current	998	1,040	646	351	130	103	—	3,268
31-60 days past due	7	16	12	6	2	—	—	43
61-90 days past due	2	7	3	2	1	—	—	15
91+ days past due	4	21	12	17	6	2	—	62
Asia/Pacific
Current	881	821	415	178	47	11	51	2,404
31-60 days past due	6	10	7	3	1	—	—	27
61-90 days past due	1	3	3	2	—	—	—	9
91+ days past due	1	2	3	2	1	—	—	9
Mining
Current	844	865	515	258	86	54	24	2,646
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	9	7	6	1	—	—	—	23
91+ days past due	—	1	1	1	—	5	—	8
Latin America
Current	680	468	290	89	14	6	—	1,547
31-60 days past due	3	7	6	2	—	—	—	18
61-90 days past due	—	2	2	1	—	1	—	6
91+ days past due	1	5	8	4	2	1	—	21
Power
Current	83	183	46	48	66	76	161	663
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	3	—	3
Totals by Aging Category
Current	7,445	6,766	3,733	2,134	690	313	596	21,677
31-60 days past due	40	76	61	34	11	2	3	227
61-90 days past due	18	32	24	11	3	2	1	91
91+ days past due	12	60	51	40	16	14	1	194
Total	$7,515	$6,934	$3,869	$2,219	$720	$331	$601	$22,189

UNAUDITED

(Millions of dollars)	December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$4,430	$2,628	$2,000	$745	$220	$32	$312	$10,367
31-60 days past due	28	31	24	14	7	1	4	109
61-90 days past due	10	11	8	4	1	—	2	36
91+ days past due	12	23	18	9	4	1	2	69
EAME
Current	1,336	895	588	258	111	105	—	3,293
31-60 days past due	10	9	7	3	1	—	—	30
61-90 days past due	4	3	3	1	1	—	—	12
91+ days past due	7	17	15	8	3	1	—	51
Asia/Pacific
Current	1,134	690	368	115	37	7	45	2,396
31-60 days past due	5	7	8	2	—	—	—	22
61-90 days past due	2	3	3	2	—	—	—	10
91+ days past due	1	5	3	3	1	—	—	13
Mining
Current	1,106	694	396	126	86	27	66	2,501
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	1	1	—	2
91+ days past due	—	—	1	—	—	1	—	2
Latin America
Current	750	520	219	59	23	6	—	1,577
31-60 days past due	9	10	6	1	—	—	—	26
61-90 days past due	2	4	1	—	—	—	—	7
91+ days past due	2	10	8	5	8	11	—	44
Power
Current	152	52	65	75	42	59	162	607
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	3	—	3
Totals by Aging Category
Current	8,908	5,479	3,636	1,378	519	236	585	20,741
31-60 days past due	52	57	45	20	8	1	4	187
61-90 days past due	18	21	15	7	3	1	2	67
91+ days past due	22	55	45	25	16	17	2	182
Total	$9,000	$5,612	$3,741	$1,430	$546	$255	$593	$21,177

Finance receivables in our Customer portfolio segment are substantially secured by collateral, primarily in the form of Caterpillar and other equipment. For those contracts where the borrower is experiencing financial difficulty, repayment of the outstanding amounts is generally expected to be provided through the operation or repossession and sale of the equipment.

Dealer
As of September 30, 2024 the total amortized cost of finance receivables within our Dealer portfolio segment was current. As of December 31, 2023, the total amortized cost of finance receivables within our Dealer portfolio segment was current, with the exception of $47 million that was 91+ days past due in Latin America, all of which originated prior to 2019.

UNAUDITED
Caterpillar Purchased Receivables
The aging category of our amortized cost of finance receivables in the Caterpillar Purchased Receivables portfolio segment were as follows:

(Millions of dollars)	September 30, 2024
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables
North America	$10	$5	$5	$20	$2,476	$2,496
EAME	2	2	3	7	811	818
Asia/Pacific	—	—	—	—	600	600
Latin America	—	—	—	—	366	366
Power	5	1	—	6	28	34
Total	$17	$8	$8	$33	$4,281	$4,314

	December 31, 2023
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables
North America	$15	$5	$4	$24	$2,212	$2,236
EAME	3	1	1	5	732	737
Asia/Pacific	2	—	—	2	593	595
Latin America	1	4	18	23	348	371
Power	—	—	—	—	10	10
Total	$21	$10	$23	$54	$3,895	$3,949

Non-accrual finance receivables
In our Customer portfolio segment, finance receivables which were on non-accrual status and finance receivables over 90 days past due and still accruing income were as follows:

(Millions of dollars)	September 30, 2024		December 31, 2023
	Amortized Cost		Amortized Cost
	Non-accrual With an Allowance	91+ Still Accruing	Non-accrual With an Allowance	91+ Still Accruing
North America	$78	$15	$52	$20
EAME	62	3	34	18
Asia/Pacific	7	4	8	5
Mining	31	—	2	—
Latin America	25	—	48	1
Power	3	—	8	—
Total	$206	$22	$152	$44

There were no finance receivables in our Dealer portfolio segment on non-accrual status as of September 30, 2024. There were $47 million in finance receivables in our Dealer portfolio segment on non-accrual status as of December 31, 2023, all of which were in Latin America.

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

UNAUDITED
During the three and nine months ended September 30, 2024 and 2023, there were no finance receivable modifications granted to borrowers experiencing financial difficulty in the Dealer or Caterpillar Purchased Receivables portfolio segments. The amortized cost basis of finance receivables modified for borrowers experiencing financial difficulty in our Customer portfolio segment during the three months ended September 30, 2024 and 2023 was $6 million and $13 million, respectively. Total modifications with borrowers experiencing financial difficulty represented 0.03 percent and 0.05 percent of the Customer portfolio for the same periods, respectively. The amortized cost basis of finance receivables modified for borrowers experiencing financial difficulty in our Customer portfolio segment during the nine months ended September 30, 2024 and 2023 was $12 million and $38 million, respectively. Total modifications with borrowers experiencing financial difficulty represented 0.05 percent and 0.14 percent of the Customer portfolio for the same periods, respectively.

For the three months ended September 30, 2024 and 2023, the financial effects of term extensions for borrowers experiencing financial difficulty added a weighted average of 5 and 8 months, respectively, to the terms of modified contracts. For the nine months ended September 30, 2024 and 2023, the financial effects of term extensions for borrowers experiencing financial difficulty added a weighted average of 8 and 17 months, respectively, to the terms of modified contracts. For the three months ended September 30, 2024 and 2023, the financial effects of payment delays for borrowers experiencing financial difficulty resulted in weighted average payment deferral and/or interest only periods of 4 and 6 months, respectively. For the nine months ended September 30, 2024 and 2023, the financial effects of payment delays for borrowers experiencing financial difficulty resulted in weighted average payment deferral and/or interest only periods of 6 and 7 months, respectively.

After we modify a finance receivable, we continue to track its performance under its most recent modified terms. As of September 30, 2024 and 2023, defaults of loans modified in the prior twelve months were not significant.

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

The location and fair value of derivative instruments reported in the Consolidated Statements of Financial Position were as follows:

(Millions of dollars)	September 30, 2024		December 31, 2023
	Assets[1]	Liabilities[2]	Assets[1]	Liabilities[2]
Designated derivatives
Foreign exchange contracts	$179	$(91)	$207	$(73)
Interest rate contracts	43	(28)	50	(68)
	$222	$(119)	$257	$(141)
Undesignated derivatives
Foreign exchange contracts	$22	$(79)	$28	$(79)
	$22	$(79)	$28	$(79)

(1) Assets are classified in the Consolidated Statements of Financial Position as Other assets.
(2) Liabilities are classified in the Consolidated Statements of Financial Position as Accrued expenses.

The total notional amount of our derivative instruments was $15.84 billion and $15.73 billion as of September 30, 2024 and December 31, 2023, respectively. The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties. We calculate the amounts exchanged by the parties by referencing the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates and interest rates.

UNAUDITED
Gains (Losses) on derivative instruments are categorized as follows:

(Millions of dollars)	Fair Value / Undesignated Hedges		Cash Flow Hedges
	Gains (Losses) Recognized[1]		Gains (Losses) Recognized in AOCI		Gains (Losses) Reclassified from AOCI[2]

	Three Months Ended September 30,
	2024	2023	2024	2023	2024	2023
Foreign exchange contracts	$(65)	$22	$(41)	$76	$(53)	$70
Interest rate contracts	(23)	(20)	(9)	3	9	15
	$(88)	$2	$(50)	$79	$(44)	$85

	Nine Months Ended September 30,
	2024	2023	2024	2023	2024	2023
Foreign exchange contracts	$15	$21	$126	$59	$103	$38
Interest rate contracts	(64)	(53)	6	15	39	43
	$(49)	$(32)	$132	$74	$142	$81

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

The amounts recorded in the Consolidated Statements of Financial Position related to cumulative basis adjustments for fair value hedges were as follows:

(Millions of dollars)	Carrying Value of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Value of the Hedged Liabilities
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Current maturities of long-term debt	$948	$982	$(2)	$(23)
Long-term debt	2,873	2,128	27	(23)
Total	$3,821	$3,110	$25	$(46)

As of September 30, 2024, $8 million of deferred net gains, net of tax, included in equity (AOCI in the Consolidated Statements of Financial Position), related to our cash flow hedges, are expected to be reclassified to earnings over the next twelve months. The actual amount recorded in earnings will vary based on interest rates and exchange rates at the time the hedged transactions impact earnings.

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

Collateral is typically not required of the counterparties or us under the master netting agreements. As of September 30, 2024 and December 31, 2023, no cash collateral was received or pledged under the master netting agreements.

The effects of net settlement provisions of the master netting agreements on our derivative balances upon an event of default or a termination event were as follows:

(Millions of dollars)	September 30, 2024		December 31, 2023
	Assets	Liabilities	Assets	Liabilities
Gross amounts recognized	$244	$(198)	$285	$(220)
Financial instruments not offset	(93)	93	(106)	106
Net amount	$151	$(105)	$179	$(114)

UNAUDITED
5.Accumulated Other Comprehensive Income (Loss)

We present Comprehensive income (loss) and its components in the Consolidated Statements of Comprehensive Income (Loss). Changes in the balances for each component of AOCI were as follows:

(Millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Foreign currency translation
Balance at beginning of period	$(1,096)	$(1,059)	$(996)	$(1,068)
Gains (losses) on foreign currency translation	151	(89)	5	(89)
Less: Tax provision/(benefit)	(22)	13	(7)	4
Net gains (losses) on foreign currency translation	173	(102)	12	(93)
(Gains) losses reclassified to earnings	—	—	61	—
Less: Tax provision/(benefit)	—	—	—	—
Net (gains) losses reclassified to earnings	—	—	61	—
Other comprehensive income (loss), net of tax	173	(102)	73	(93)
Balance at end of period	$(923)	$(1,161)	$(923)	$(1,161)

Derivative financial instruments
Balance at beginning of period	$14	$21	$18	$21
Gains (losses) deferred	(50)	79	132	74
Less: Tax provision/(benefit)	(5)	20	41	18
Net gains (losses) deferred	(45)	59	91	56
(Gains) losses reclassified to earnings	44	(85)	(142)	(81)
Less: Tax (provision)/benefit	6	(22)	(40)	(21)
Net (gains) losses reclassified to earnings	38	(63)	(102)	(60)
Other comprehensive income (loss), net of tax	(7)	(4)	(11)	(4)
Balance at end of period	$7	$17	$7	$17

Total Accumulated other comprehensive income (loss) at end of period	$(916)	$(1,144)	$(916)	$(1,144)

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
•Divestiture - Loss on divestiture included in Other income (expense). See Note 10 for more information.

UNAUDITED
Supplemental segment data and reconciliations to consolidated external reporting for the three months ended September 30 were as follows:

(Millions of dollars) 2024	External revenues	Profit before income taxes	Interest expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at September 30, 2024	Capital expenditures
North America	$513	$159	$165	$128	$9	$17,353	$197
EAME	98	23	39	14	1	4,998	20
Asia/Pacific	68	24	25	1	—	3,498	4
Latin America	83	32	38	3	(3)	2,531	3
Mining	94	11	28	33	11	3,366	30
Power	16	3	9	1	1	747	—
Total Segments	872	252	304	180	19	32,493	254
Unallocated	21	(160)	128	—	—	1,997	10
Timing	(5)	(1)	—	—	—	(18)	—
Methodology	—	91	(96)	—	—	113	—
Divestiture	—	—	—	—	—	—	—
Inter-segment Eliminations (1)	—	—	—	—	—	(259)	—
Total	$888	$182	$336	$180	$19	$34,326	$264

2023	External revenues	Profit before income taxes	Interest expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at December 31, 2023	Capital expenditures
North America	$459	$144	$128	$130	$10	$16,303	$274
EAME	102	35	26	14	1	5,117	14
Asia/Pacific	70	19	32	2	1	3,435	—
Latin America	95	15	48	3	13	2,583	3
Mining	86	17	23	32	5	3,059	49
Power	15	(1)	7	1	4	662	—
Total Segments	827	229	264	182	34	31,159	340
Unallocated	23	(137)	108	—	1	2,054	1
Timing	(4)	1	—	—	—	20	—
Methodology	—	77	(92)	—	—	145	—
Inter-segment Eliminations (1)	—	—	—	—	—	(266)	—
Total	$846	$170	$280	$182	$35	$33,112	$341

 (1) Eliminations are primarily related to intercompany loans.

UNAUDITED
Supplemental segment data and reconciliations to consolidated external reporting for the nine months ended September 30 were as follows:

(Millions of dollars) 2024	External revenues	Profit before income taxes	Interest expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at September 30, 2024	Capital expenditures
North America	$1,491	$451	$460	$385	$43	$17,353	$608
EAME	283	75	108	41	(11)	4,998	39
Asia/Pacific	202	70	73	3	(2)	3,498	8
Latin America	252	84	116	10	—	2,531	15
Mining	279	55	77	100	16	3,366	129
Power	46	27	24	2	(14)	747	—
Total Segments	2,553	762	858	541	32	32,493	799
Unallocated	65	(406)	360	—	—	1,997	18
Timing	(12)	—	—	—	—	(18)	—
Methodology	—	247	(269)	—	—	113	—
Divestiture	—	(210)	—	—	—	—	—
Inter-segment Eliminations (1)	—	—	—	—	—	(259)	—
Total	$2,606	$393	$949	$541	$32	$34,326	$817

2023	External revenues	Profit before income taxes	Interest expense	Depreciation on equipment leased to others	Provision for credit losses	Assets at December 31, 2023	Capital expenditures
North America	$1,313	$447	$331	$380	$17	$16,303	$789
EAME	274	79	72	43	3	5,117	50
Asia/Pacific	213	86	78	4	(3)	3,435	2
Latin America	264	81	132	9	(2)	2,583	13
Mining	253	76	56	94	(2)	3,059	168
Power	43	3	19	2	9	662	—
Total Segments	2,360	772	688	532	22	31,159	1,022
Unallocated	58	(378)	279	—	1	2,054	7
Timing	(11)	1	—	—	—	20	—
Methodology	—	184	(225)	—	—	145	—
Inter-segment Eliminations (1)	—	—	—	—	—	(266)	—
Total	$2,407	$579	$742	$532	$23	$33,112	$1,029

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

No significant loss has been experienced or is anticipated under any of these guarantees. At September 30, 2024 and December 31, 2023, the related recorded liability was less than $1 million. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees was $24 million and $25 million at September 30, 2024 and December 31, 2023, respectively.

UNAUDITED

We provide guarantees to purchase certain loans of Caterpillar dealers from an SPC that qualifies as a VIE. We receive a fee for providing this guarantee. The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers. This SPC issues commercial paper and uses the proceeds to fund its loan program. We are the primary beneficiary of the SPC as our guarantees result in us having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses and therefore we have consolidated the financial statements of the SPC. As of September 30, 2024 and December 31, 2023, the SPC’s assets of $1.31 billion and $1.35 billion, respectively, were primarily comprised of loans to dealers, which are included in Finance receivables, net in the Consolidated Statements of Financial Position, and the SPC’s liabilities of $1.31 billion and $1.35 billion, respectively, were primarily comprised of commercial paper, which is included in Short-term borrowings in the Consolidated Statements of Financial Position. The assets of the SPC are not available to pay our creditors. We may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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

Derivative financial instruments are measured on a recurring basis at fair value and are classified as Level 2 measurements. We had derivative financial instruments included in our Consolidated Statements of Financial Position in a net asset position of $46 million and $65 million as of September 30, 2024 and December 31, 2023, respectively. See Note 4 for additional information.

Loans measured at fair value
Certain loans are subject to measurement at fair value on a nonrecurring basis and are classified as Level 3 measurements. A loan is measured at fair value when management determines that collection of contractual amounts due is not probable and the loan is individually evaluated. In these cases, an allowance for credit losses may be established based either on the present value of expected future cash flows discounted at the receivables’ effective interest rate, the fair value of the collateral for collateral-dependent receivables or the observable market price of the receivable. In determining collateral value, we estimate the current fair market value of the collateral less selling costs. We had loans carried at fair value of $59 million and $55 million as of September 30, 2024 and December 31, 2023, respectively.
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
•Long-term debt – We estimate fair value for fixed and floating-rate debt based on quoted market prices.

Fair values of our financial instruments not carried at fair value were as follows:

(Millions of dollars)	September 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets
Finance receivables, net (excluding finance leases(1))	$22,024	$21,691	$20,746	$20,330	3	Note 3
Liabilities
Long-term debt	$25,496	$25,472	$23,612	$23,299	2

(1) Represents finance leases and failed sale leasebacks of $7.13 billion and $7.00 billion as of September 30, 2024 and December 31, 2023, respectively.

9.Income Taxes

For interim periods, we estimate an annual effective tax rate, which is applied to our year-to-date ordinary income. Tax effects of significant unusual or infrequently occurring items are excluded from the estimated annual effective tax rate calculation and are recognized in the period in which they occur. The effective tax rate for the nine months ended September 30, 2024 was negatively impacted by the $210 million loss on divestiture of a non-U.S. entity which had no related tax benefit (see Note 10). The effective tax rate for the three and nine months ended September 30, 2023 includes a discrete tax expense of $27 million for the repatriation of non-U.S. earnings and the change in the reinvestment position of a non-U.S. subsidiary.

10.    Divestiture

We divested a non-U.S. entity on June 13, 2024 and recognized a pre-tax loss of approximately $210 million. The loss on divestiture is included within Other income (expense) in the Consolidated Statements of Profit. The proceeds were allocated in accordance with the sales agreement and agreement with Caterpillar.

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

THREE MONTHS ENDED SEPTEMBER 30, 2024 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2023

Consolidated Profit Before Income Taxes Comparison
Third Quarter 2024 vs. Third Quarter 2023
(Millions of dollars)
$250
$200
$150
$100
$50
$—
$170
13
(2)
(7)
16
(8)
$182
3rd Qtr 2023 Profit Before Income Taxes
Average Earning Assets
Margin
General, Operating and Administrative
Provision
Other
3rd Qtr 2024 Profit Before Income Taxes

The chart above graphically illustrates reasons for the change in consolidated profit before income taxes between third quarter 2023 (at left) and third quarter 2024 (at right). Management utilizes these charts internally to visually communicate results.

Revenues and Profit

(Millions of dollars)	Three Months Ended September 30,
	2024	2023	Change
Retail revenue	$428	$378	$50
Operating lease revenue	235	232	3
Wholesale revenue	188	184	4
Other revenue, net	37	52	(15)
Total revenues	$888	$846	$42
Profit before income taxes	$182	$170	$12
Profit attributable to Caterpillar Financial Services Corporation	$137	$98	$39

We reported third-quarter 2024 revenues of $888 million, an increase of $42 million, or 5 percent, compared with $846 million in the third quarter of 2023. The increase in revenues was primarily due to a favorable impact from higher average earning assets of $34 million and a favorable impact from higher average financing rates of $23 million. Third-quarter 2024 profit was $137 million, an increase of $39 million, or 40 percent, compared with $98 million profit in the third quarter of 2023.

UNAUDITED

Retail revenue for the third quarter of 2024 was $428 million, an increase of $50 million from the same period in 2023. The increase was due to a favorable impact from higher interest rates on retail finance receivables of $29 million and a favorable impact from higher average earning assets of $21 million. For the quarter ended September 30, 2024, retail average earning assets were $23.41 billion, an increase of $1.15 billion from the same period in 2023. The annualized average yield was 7.31 percent for the third quarter of 2024, compared with 6.80 percent for the third quarter of 2023.

Operating lease revenue for the third quarter of 2024 was $235 million, an increase of $3 million from the same period in 2023. The increase was primarily due to a favorable impact from higher rental rates on operating leases of $11 million, partially offset by an unfavorable impact from lower average earning assets of $9 million.

Wholesale revenue for the third quarter of 2024 was $188 million, an increase of $4 million from the same period in 2023 driven by a favorable impact from higher average earning assets of $9 million, partially offset by an unfavorable impact from lower interest rates on wholesale finance receivables of $5 million. For the quarter ended September 30, 2024, wholesale average earning assets were $5.59 billion, an increase of $168 million from the same period in 2023. The annualized average yield was 13.47 percent for the third quarter of 2024, compared with 13.56 percent for the third quarter of 2023.

Other revenue, net items were as follows:

(Millions of dollars)	Three Months Ended September 30,
	2024	2023	Change
Net gain on returned or repossessed equipment	$9	$23	$(14)
Finance receivable and operating lease fees (including late charges)	16	15	1
Interest income on Notes receivable from Caterpillar	6	6	—
Miscellaneous other revenue, net	6	8	(2)
Total Other revenue, net	$37	$52	$(15)

There was an unfavorable impact from currency translation on revenues of $7 million in the third quarter of 2024. Currency translation represents the net impact from converting the results of our subsidiaries to U.S. dollar reporting currency and is included in all financial statement line items.

Consolidated Profit Before Income Taxes
Third-quarter 2024 profit before income taxes was $182 million, an increase of $12 million, or 7 percent, compared with $170 million profit in the third quarter of 2023. The increase was primarily due to lower provision for credit losses of $16 million.

There was an unfavorable impact from currency translation on profit before income taxes of $3 million in the third quarter of 2024. Currency translation represents the net impact from converting the results of our subsidiaries to U.S. dollar reporting currency and is included in all financial statement line items.

Provision for Income Taxes
The provision for income taxes for the third quarter of 2024 was $45 million compared with $72 million for the third quarter of 2023. The decrease was due to a discrete tax expense of $27 million recorded in the third quarter of 2023 for the repatriation of non-U.S. earnings and the change in the reinvestment position of a non-U.S. subsidiary.

UNAUDITED
NINE MONTHS ENDED SEPTEMBER 30, 2024 COMPARED WITH NINE MONTHS ENDED
SEPTEMBER 30, 2023

Consolidated Profit Before Income Taxes Comparison
September YTD 2024 vs. September YTD 2023
(Millions of dollars)
$700
$600
$500
$400
$300
$579
42
(1)
(43)
(9)
(210)
35
$393
Sept YTD 2023 Profit Before Income Taxes
Average Earning Assets
Margin
General, Operating and Administrative
Provision
Loss on Divestiture
Other
Sept YTD 2024 Profit Before Income Taxes

The chart above graphically illustrates reasons for the change in consolidated profit before income taxes between September YTD 2023 (at left) and September YTD 2024 (at right). Management utilizes these charts internally to visually communicate results.

Revenues and Profit

(Millions of dollars)	Nine Months Ended September 30,
	2024	2023	Change
Retail revenue	$1,248	$1,072	$176
Operating lease revenue	701	672	29
Wholesale revenue	541	508	33
Other revenue, net	116	155	(39)
Total revenues	$2,606	$2,407	$199
Profit before income taxes	$393	$579	$(186)
Profit attributable to Caterpillar Financial Services Corporation	$241	$397	$(156)

Retail revenue for the first nine months of 2024 was $1.25 billion, an increase of $176 million from the same period in 2023. The increase was due to a favorable impact from higher interest rates on retail finance receivables of $123 million and a favorable impact from higher average earning assets of $53 million. For the nine months ended September 30, 2024, retail average earning assets were $23.04 billion, an increase of $1.08 billion from the same period in 2023. The annualized average yield was 7.22 percent for the first nine months of 2024, compared with 6.51 percent for the same period in 2023.

Operating lease revenue for the first nine months of 2024 was $701 million, an increase of $29 million from the same period in 2023. The increase was primarily driven by a favorable impact from higher rental rates on operating leases of $34 million, partially offset by an unfavorable impact from lower average earning assets of $6 million.

UNAUDITED
Wholesale revenue for the first nine months of 2024 was $541 million, an increase of $33 million from the same period in 2023. The increase was due to a favorable impact from higher average earning assets of $24 million and a favorable impact from higher interest rates on wholesale finance receivables of $9 million. For the nine months ended September 30, 2024, wholesale average earning assets were $5.43 billion, an increase of $249 million from the same period in 2023. The annualized average yield was 13.29 percent for the first nine months of 2024, compared with 13.07 percent for the same period in 2023.

Other revenue, net items were as follows:

(Millions of dollars)	Nine Months Ended September 30,
	2024	2023	Change
Net gain on returned or repossessed equipment	$36	$72	$(36)
Finance receivable and operating lease fees (including late charges)	48	46	2
Interest income on Notes receivable from Caterpillar	17	16	1
Miscellaneous other revenue, net	15	21	(6)
Total Other revenue, net	$116	$155	$(39)

There was an unfavorable impact from currency translation on revenues of $7 million in the first nine months of 2024. Currency translation represents the net impact from converting the results of our subsidiaries to U.S. dollar reporting currency and is included in all financial statement line items and each of the items included in the above analysis.

Consolidated Profit Before Income Taxes
Profit before income taxes was $393 million for the first nine months of 2024, including a $210 million loss on divestiture of a non-U.S. entity. Excluding the loss on divestiture, profit before income taxes was $603 million, an increase of $24 million, or 4 percent, compared with $579 million for the same period in 2023. The increase was primarily due to a favorable impact from higher average earning assets of $42 million, the absence of prior year unfavorable currency impacts of $34 million, and an insurance settlement of $33 million. These favorable impacts were partially offset by an increase in general, operating and administrative expenses of $43 million and an unfavorable impact from returned or repossessed equipment of $36 million.

There was an unfavorable impact from currency translation on profit before income taxes of $2 million in the first nine months of 2024. Currency translation represents the net impact from converting the results of our subsidiaries to U.S. dollar reporting currency and is included in all financial statement line items and each of the items included in the above analysis.

Provision for Income Taxes
The provision for income taxes for the first nine months of 2024 was $151 million on $393 million profit before income taxes compared with $177 million on $579 million profit before income taxes for the first nine months of 2023. The effective tax rate for the first nine months of 2024 was negatively impacted by the loss on divestiture of a non-U.S. entity with no related tax benefit. In addition, a discrete tax expense of $27 million was recorded in the first nine months of 2023 for the repatriation of non-U.S. earnings and the change in the reinvestment position of a non-U.S. subsidiary.

FINANCE RECEIVABLES AND EQUIPMENT ON OPERATING LEASES

New Business Volume

(Millions of dollars)	Nine Months Ended September 30,
	2024	2023	Change
New retail financing	$8,725	$7,475	$1,250
New operating lease activity	825	1,035	(210)
New wholesale financing	41,316	41,326	(10)
Total	$50,866	$49,836	$1,030

New retail financing for the nine months ended September 30, 2024 increased from the prior year period due to higher volume in North America. New operating lease activity decreased mainly due to lower rentals of Caterpillar equipment in North America. New wholesale financing decreased slightly from the prior year due to lower purchases of trade receivables from Caterpillar.

UNAUDITED
Total Managed Portfolio
We define total portfolio as Finance receivables, net plus Equipment on operating leases, net. We also manage and service receivables and leases that have been sold by us to third parties with limited or no recourse in order to mitigate our concentration of credit risk with certain customers. These assets are not available to pay our creditors. Total managed portfolio was as follows:

(Millions of dollars)	September 30, 2024	December 31, 2023	Change
Finance receivables, net	$29,150	$27,746	$1,404
Equipment on operating leases, net	2,907	3,014	(107)
Total portfolio	$32,057	$30,760	$1,297

Retail loans	$75	$67	$8
Retail leases	19	24	(5)
Operating leases	13	20	(7)
Total off-balance sheet managed assets	$107	$111	$(4)

Total managed portfolio	$32,164	$30,871	$1,293

Total Portfolio Metrics
At the end of the third quarter of 2024, past dues were 1.74 percent, compared with 1.96 percent at the end of the third quarter of 2023. Total non-performing finance receivables, which represent finance receivables currently on non-accrual status, were $206 million and $199 million at September 30, 2024 and December 31, 2023, respectively. Total non-performing finance receivables as a percentage of our finance receivables were less than 1 percent at September 30, 2024 and December 31, 2023.

Write-offs, net of recoveries, were $27 million for the third quarter of 2024, compared with $9 million for the third quarter of 2023.

Our allowance for credit losses as of September 30, 2024 was $255 million, or 0.87 percent of finance receivables, compared with $331 million, or 1.18 percent, as of December 31, 2023. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and economic forecasts. We believe our allowance is sufficient to provide for losses over the remaining life of our finance receivable portfolio as of September 30, 2024.

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

UNAUDITED
CAPITAL RESOURCES AND LIQUIDITY

Maintaining and managing adequate capital and liquidity resources includes management of funding sources and their utilization based on current, future and contingent needs. Throughout the third quarter of 2024, we experienced favorable liquidity conditions. We ended the third quarter of 2024 with $707 million of cash, a decrease of $20 million from year-end 2023. Our cash balances are held in numerous locations throughout the world with approximately $405 million held by our non-U.S. subsidiaries. Amounts held by non-U.S. subsidiaries are available for general corporate use and could be used in the U.S. without incurring significant additional U.S. taxes. We expect to meet our U.S. funding needs without repatriating undistributed profits that are indefinitely reinvested outside the U.S.

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

Total borrowings outstanding as of September 30, 2024 were $29.23 billion, an increase of $952 million from December 31, 2023. Outstanding borrowings were as follows:

(Millions of dollars)	September 30, 2024	December 31, 2023
Medium-term notes, net	$24,946	$23,085
Commercial paper, net of unamortized discount	3,214	4,069
Bank borrowings and other – long-term	550	527
Bank borrowings and other – short-term	233	330
Variable denomination floating rate demand notes	278	244
Notes payable to Caterpillar	10	24
Total outstanding borrowings	$29,231	$28,279

Medium-term notes
We issue medium-term unsecured notes through securities dealers or underwriters in the U.S., Europe, and other international capital markets. These notes are offered in several currencies and with a variety of maturities. These notes are senior unsecured obligations of the Company. Medium-term notes issued totaled $7.36 billion and redeemed totaled $5.62 billion for the nine months ended September 30, 2024. Medium-term notes, net outstanding as of September 30, 2024 mature as follows:

(Millions of dollars)
2024	$2,189
2025	7,610
2026	8,471
2027	5,457
2028	1
Thereafter	1,193
Fair value adjustments	25
Total	$24,946

UNAUDITED

Medium-term notes of $200 million maturing in the fourth quarter of 2024 were excluded from Current maturities of long-term debt in the Consolidated Statements of Financial Position as of September 30, 2024 due to a $200 million issuance of medium-term notes on October 4, 2024 which mature in 2026. The preceding maturity table reflects the reclassification of $200 million from maturities in 2024 to 2026.

Commercial paper
We issue unsecured commercial paper in the U.S., Europe and other international capital markets. These short-term promissory notes are issued on a discounted basis and are payable at maturity. As of September 30, 2024, there was $3.21 billion outstanding in commercial paper.

Revolving credit facilities
As of September 30, 2024, we had three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and us for general liquidity purposes. Based on management’s allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of September 30, 2024 was $7.75 billion. Information on our Credit Facility is as follows:

•In August 2024, we entered into a new 364-day facility. The 364-day facility of $3.15 billion (of which $2.33 billion is available to us) expires in August 2025.
•In August 2024, we amended and restated the three-year facility (as amended and restated, “the three-year facility”). The three-year facility of $2.73 billion (of which $2.01 billion is available to us) expires in August 2027.
•In August 2024, we amended and restated the five-year facility (as amended and restated, “the five-year facility”). The five-year facility of $4.62 billion (of which $3.41 billion is available to us) expires in August 2029.

At September 30, 2024, Caterpillar’s consolidated net worth was $19.46 billion, which was above the $9.00 billion required under the Credit Facility. The consolidated net worth is defined in the Credit Facility as Caterpillar’s consolidated shareholders’ equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).

At September 30, 2024, our covenant interest coverage ratio was 1.46 to 1. This was above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain (loss) from interest rate derivatives to (2) interest expense, calculated at the end of each fiscal quarter for the prior four consecutive fiscal quarter periods, required by the Credit Facility.

In addition, at September 30, 2024, our six-month covenant leverage ratio was 6.77 to 1. This was below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event that either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants. Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At September 30, 2024, there were no borrowings under the Credit Facility.

The aforementioned financial covenants are being reported as calculated under the Credit Facility and not pursuant to U.S. GAAP. Please refer to the credit agreements governing the Credit Facility filed as an exhibit to our periodic reports for further information related to the calculation thereof. For risks related to our indebtedness and compliance with these covenants, please refer to the risk factor “Restrictive covenants in our debt agreements could limit our financial and operating flexibility” set forth in Part I, Item 1A of our most recent annual report on Form 10-K.

Bank borrowings
Available credit lines with banks as of September 30, 2024 totaled $3.64 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements. We may guarantee subsidiary borrowings under these lines. As of September 30, 2024, we had $781 million outstanding against these credit lines and were in compliance with all debt covenants under these credit lines.

UNAUDITED

Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction. We do not hold reserves to fund the payment of the demand notes. The notes are offered on a continuous basis. As of September 30, 2024, there were $278 million of variable denomination floating rate demand notes outstanding. The maximum amount of variable denomination floating rate demand notes that we may have outstanding at any time may not exceed $1.25 billion.

Notes receivable from/payable to Caterpillar
Under our variable amount and term lending agreements and other notes receivable with Caterpillar, we may borrow up to $2.26 billion from Caterpillar and Caterpillar may borrow up to $2.15 billion from us. Most variable amount lending agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice. The term lending agreements have remaining maturities ranging up to nine years. We had notes payable of $10 million and notes receivable of $506 million outstanding under these agreements as of September 30, 2024.

Off-Balance Sheet Arrangements
We are a party to certain off-balance sheet arrangements, primarily in the form of guarantees. Please refer to Note 7 of Notes to Consolidated Financial Statements for further information.

Cash Flows
Net cash provided by operating activities was $814 million in the first nine months of 2024, compared with $671 million for the same period in 2023. Net cash used for investing activities was $1.71 billion in the first nine months of 2024, compared with $1.03 billion for the same period in 2023. The change was primarily due to portfolio-related activity and the divestiture of a non-U.S. entity. Net cash provided by financing activities was $876 million in the first nine months of 2024, compared with $123 million for the same period in 2023. The change was due to a higher net inflow from external borrowings and the absence of dividends paid to Caterpillar.

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

Cat Financial’s actual results may differ materially from those described or implied in our forward-looking statements based on a number of factors, including, but not limited to: (i) disruptions or volatility in global financial markets limiting our sources of liquidity or the liquidity of our customers, dealers and suppliers; (ii) failure to maintain our credit ratings and potential resulting increases to our cost of borrowing and adverse effects on our cost of funds, liquidity, competitive position and access to capital markets; (iii) changes in interest rates, currency fluctuations or market liquidity conditions; (iv) an increase in delinquencies, repossessions or net losses of our customers; (v) residual values of leased equipment; (vi) our compliance with financial and other restrictive covenants in debt agreements; (vii) government monetary or fiscal policies; (viii) political and economic risks, commercial instability and events beyond our control in the countries in which we operate; (ix) demand for Caterpillar products; (x) marketing, operational or administrative support received from Caterpillar; (xi) our ability to develop, produce and market quality products that meet our customers’ needs; (xii) information technology security threats and computer crime; (xiii) alleged or actual violations of trade or anti-corruption laws and regulations; (xiv) new regulations or changes in financial services regulations; (xv) additional tax expense or exposure; (xvi) changes in accounting guidance; (xvii) catastrophic events, including global pandemics such as the COVID-19 pandemic; and (xviii) other factors described in more detail under the section entitled “Part I - Item 1A. Risk Factors” of Cat Financial’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as such factors may be updated from time to time in Cat Financial’s periodic filings with the Securities and Exchange Commission.

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

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the third quarter of 2024 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

UNAUDITED
ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit
10.1
Credit Agreement (2024 364-Day Facility), dated August 29, 2024, among Caterpillar Inc., Caterpillar Financial Services Corporation, Caterpillar International Finance Designated Activity Company and Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein, Citibank, N.A., as agent, Citibank Europe PLC, UK Branch, as Local Currency Agent, MUFG Bank, Ltd., as Japan Local Currency Agent, and the certain Joint Lead Arrangers and Joint Bookrunners named therein (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 4, 2024)

10.2
Local Currency Addendum, dated August 29, 2024, to the Credit Agreement (2024 364-Day Facility) (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 4, 2024)

10.3
Japan Local Currency Addendum, dated August 29, 2024, to the Credit Agreement (2024 364-Day Facility) (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 4, 2024)

10.4
Amendment No. 2, dated August 29, 2024, to the Third Amended and Restated Credit Agreement (Three-Year Facility), dated September 1, 2022, among Caterpillar Inc., Caterpillar Financial Services Corporation, Caterpillar International Finance Designated Activity Company and Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein and Citibank, N.A., as agent (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 4, 2024)

10.5
Amendment No. 2, dated August 29, 2024, to the Third Amended and Restated Credit Agreement (Five-Year Facility), dated September 1, 2022, among Caterpillar Inc., Caterpillar Financial Services Corporation, Caterpillar International Finance Designated Activity Company and Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein and Citibank, N.A., as agent (incorporated by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 4, 2024)

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

Caterpillar Financial Services Corporation

Date:	November 6, 2024	/s/ David T. Walton
David T. Walton, President, Director and Chief Executive Officer

Date:	November 6, 2024	/s/ Kristen R. Covey
Kristen R. Covey, Executive Vice President and Chief Financial Officer

Date:	November 6, 2024	/s/ James M. Rooney
James M. Rooney, Secretary

Date:	November 6, 2024	/s/ Daniel R. Court
Daniel R. Court, Controller (Principal Accounting Officer)