Form 10-K
period 2024-12-31
CATERPILLAR FINANCIAL SERVICES CORP
filed 2025-02-14
CIK 764764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2024

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________.

Commission File No. 001-11241

CATERPILLAR FINANCIAL SERVICES CORPORATION (Exact name of Registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	37-1105865 (I.R.S. Employer Identification No.)
2120 West End Ave., Nashville, Tennessee (Address of principal executive offices)	37203-0001 (Zip Code)
Registrant’s telephone number, including area code: (615) 341-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Medium-Term Notes, Series K, 4.850% Notes Due 2029	CAT/29	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

The Registrant is a wholly-owned subsidiary of Caterpillar Inc. and meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K, and is therefore filing this Form 10-K with the reduced disclosure format.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

As of February 14, 2025, one share of common stock of the registrant was outstanding, which is owned by Caterpillar Inc.

* Item omitted because no answer is called for or item is not applicable.

PART I

Item 1.	Business.

General

Caterpillar Financial Services Corporation was organized in 1981 in the State of Delaware (together with its subsidiaries, “Cat Financial,” “the Company,” “we” or “our”). We are a wholly-owned finance subsidiary of Caterpillar Inc. (together with its other subsidiaries, “Caterpillar” or “Cat”), and our corporate headquarters is located in Nashville, Tennessee.

Nature of Operations

We provide retail and wholesale financing alternatives to customers and dealers around the world for Caterpillar products and services, as well as financing for power generation facilities that, in most cases, incorporate Caterpillar products. Retail financing is primarily comprised of installment sale contracts and other equipment-related loans, working capital loans, finance leases, operating leases and revolving charge accounts. Wholesale financing to Caterpillar dealers consists primarily of inventory and rental fleet financing. In addition, we purchase short-term wholesale trade receivables from Caterpillar. The various financing plans offered by Cat Financial are designed to support sales of Caterpillar products and services and generate financing income for Cat Financial. A significant portion of our activity is conducted in North America, and we have additional offices and subsidiaries in Latin America, Asia/Pacific, Europe and Africa. Cat Financial has over 40 years of experience providing financing for Caterpillar products and services, contributing to our knowledge of asset values, industry trends, financing structures and customer needs.

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

We provide financing only when certain criteria are met. Credit decisions are based on a variety of credit quality factors, including prior payment experience, customer financial information, credit ratings, loan-to-value ratios and other internal metrics. We typically maintain a security interest in retail-financed equipment and generally require physical damage insurance coverage on financed equipment. We finance a significant portion of Caterpillar dealers’ sales and inventory of Caterpillar equipment throughout the world (see Note 13 of Notes to Consolidated Financial Statements for more information regarding our segments and geographic areas). Our competitive position is improved by marketing programs offered in conjunction with Caterpillar and/or Caterpillar dealers. Under these programs, Caterpillar, or the dealer, funds an amount at the outset of the transaction, which we then recognize as revenue over the term of the financing. We believe that these marketing programs provide Cat Financial a significant competitive advantage in financing Caterpillar products.

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

We also have agreements with Caterpillar that are significant to our operations. These agreements provide us with certain types of operational and administrative support from Caterpillar such as the administration of employee benefit plans, financial support, funding support and various forms of corporate services that are integral to the conduct of our business. For more information regarding these agreements, please refer to Note 12 of Notes to Consolidated Financial Statements.

Human Capital

Core Values

Caterpillar’s global workforce is united by Our Values In Action, Caterpillar’s Code of Conduct. Integrity, Excellence, Teamwork, Commitment and Sustainability provide the foundation for our values-based culture. Our human capital management principles are embedded in our values. Our values unite us and reflect our diverse cultures, languages, geographies and businesses, as one Caterpillar team.

Health and Safety

The health and safety of our employees is an important focus at Cat Financial. In each of 2024 and 2023, the Company achieved a recordable injury frequency rate of 0.00. We strive to continually reduce our recordable injuries.

Talent and Leadership Development

In addition to our focus on values and safety, we strive to continually attract, develop, engage, and retain a high-performing global team that executes our enterprise strategy of long-term profitable growth. We are committed to fostering an inclusive environment and a workforce that is representative of the diverse customers and communities we serve around the globe. Our Values In Action enable every individual to achieve their fullest potential and every team to help drive business success. These principles guide us in our daily operating rhythm. In addition, we make ongoing investments in our team to develop employees and help individuals reach their full potential.

Our leadership development programs focus on encouraging a variety of experiences to help employees broaden understanding and increase perspective. Our leadership curriculums include building resilient and high performing teams as core development principles. All employees have access to mentoring programs that connect participants with senior leaders and peers who can support their career goals and development.

Our global internships and finance and information services career programs provide development opportunities for early career employees. We also have a continual focus on strengthening technical, professional and leadership capabilities at every level using contemporary learning strategies to foster high performance. Strategic talent reviews and succession planning occur at a minimum, annually, across our business. Mentoring programs connect participants with senior leaders and peers who can support their career goals and development.

Our nine Employee Resource Groups (“ERGs”), which are sponsored and supported by leadership, help ensure different voices and perspectives contribute to our strategy for long-term profitable growth. They also engage our employees, helping contribute to development and retention. Our ERGs provide many contributions to help further our business strategy including partnerships with recruiters and early career and professional organizations that can assist in strengthening the talent pipeline and programs that educate and inform on the richness of the global cultures that we share.

Compensation, Benefits and Employee Insights

Providing competitive benefits and compensation underpins our commitment to our engaged and productive employees. Our pay-for-performance philosophy aligns employees’ individual contributions, behaviors and business results with individual rewards. Our comprehensive Total Health programs focus on purpose, as well as physical and mental health, emotional and social support and financial wellness. The annual Employee Insights Survey provides all employees the opportunity to confidentially share their perspectives and engages leaders to listen, learn and respond to employee feedback to help foster a positive work environment.

Employment

Management aligns employment levels with the needs of the business. We believe we have the appropriate human capital resources to successfully operate and deliver our enterprise strategy. As of December 31, 2024, we employed about 2,400 full-time persons, approximately half of whom were located outside the United States. In the United States, most employees are at-will employees and, therefore, not subject to any type of employment contract or agreement. At select business units, we have hired certain highly specialized employees under employment contracts that specify a term of employment, pay and other benefits.

Available Information

The Company files electronically with the Securities and Exchange Commission (“SEC”) required reports on Form 8-K, Form 10-Q, and Form 10-K, registration statements on Form S-3 and other forms or reports as required. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished with the SEC are available free of charge through Caterpillar Inc.’s website (www.Caterpillar.com/secfilings) as soon as reasonably practicable after filing with the SEC. Copies may also be obtained free of charge by writing to: Legal Dept., Caterpillar Financial Services Corporation, 2120 West End Ave., Nashville, Tennessee 37203-0001. In addition, the public may obtain more detailed information about our parent company, Caterpillar Inc., by visiting its website (www.Caterpillar.com). None of the information contained at any time on our website, Caterpillar’s website or the SEC’s website is incorporated by reference into this document.

Item 1A.	Risk Factors.

The statements in this section describe material risks to our business and should be considered carefully in conjunction with Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Notes to Consolidated Financial Statements” of Part II, Item 8 to this Form 10-K. In addition, the statements in this section and other sections of this Form 10-K, including in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” include “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements may relate to future events or our future financial performance, which may involve known and unknown risks and uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by any forward-looking statements. From time to time, we may also provide forward-looking statements in oral presentations to the public or in other materials we issue to the public. Forward-looking statements give current expectations or forecasts of future events about the company. You may identify these statements by the fact that they do not relate to historical or current facts and may use words such as “believes,” “expects,” “estimates,” “anticipates,” “will,” “should,” “plan,” “forecast,” “target,” “guide,” “project,” “intend,” “could” and similar words or phrases.

These statements are only predictions. Actual events or results may differ materially due to factors that affect international businesses, such as changes in economic conditions, including but not limited to inflation and disruptions in the global financial and credit markets, and changes in laws, regulations and political stability, as well as factors specific to Cat Financial and the markets we serve, including the market’s acceptance of our products and services, the creditworthiness of our customers, interest rate and currency rate fluctuations, and estimated residual values of leased equipment.

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You should, however, consult any subsequent disclosures we make in our filings with the SEC on Form 10-Q or Form 8-K.

The following is a cautionary discussion of risks, uncertainties and assumptions that we believe are significant to our business. In addition to the factors discussed elsewhere in this Form 10-K, these are some of the important factors that, individually or in the aggregate, we believe could make our actual results differ materially from expected or past results. Because it is impossible to predict or identify all such factors, the following factors should not be considered to be a complete discussion of risks, uncertainties and assumptions.

FINANCIAL RISKS

Disruptions or volatility in global financial markets could adversely impact the industries and markets in which we serve and operate

Continuing to meet our cash requirements over the long-term could require substantial liquidity and access to varied sources of funds, including capital and credit markets. Global economic conditions have caused and may cause volatility and disruptions in the capital and credit markets. While we have continued to maintain access to key global medium-term note and commercial paper markets, there can be no assurance that such markets will continue to represent a reliable source of financing. If global economic conditions were to deteriorate, we could face materially higher financing costs, become unable to access adequate funding to operate and grow our business and/or meet our debt service obligations as they mature, and could be required to draw upon contractually committed lending agreements primarily provided by global banks and/or seek other funding sources. However, under extreme market conditions, there can be no assurance that such agreements and other funding sources would be sufficient or even available. Any of these events could negatively impact our business, results of operations and financial condition.

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
•The process we use to estimate losses inherent in our credit exposure requires a high degree of management’s judgment regarding numerous subjective, qualitative factors, including forecasts of economic conditions and how economic predictors might impair the ability of our borrowers to repay their loans. Financial market disruption and volatility may impact the accuracy of these judgments;
•Our ability to engage in routine funding transactions or borrow from other financial institutions on acceptable terms or at all could be adversely affected by disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations; and
•As our lending agreements are primarily with financial institutions, their ability to perform in accordance with any of our underlying agreements could be adversely affected by market volatility and/or disruptions in the equity and credit markets.

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

Changes in interest rates, foreign currency exchange rates or market liquidity conditions could adversely affect our earnings and/or cash flows

Changes in interest rates and market liquidity conditions could have an adverse impact on Caterpillar’s and our earnings and cash flows. Changes in market interest rates may influence its and our borrowing costs, returns on financial investments and the valuation of derivative contracts. Because our financial results are reported in U.S. dollars, but our operations are conducted internationally, currency exchange rates can have a significant impact on our business results. We make a significant number of loans in currencies other than the U.S. dollar and fluctuations in foreign currency exchange rates could reduce our earnings and cash flows. Additionally, because a significant number of the loans made by us are made utilizing fixed interest rates, our business results are subject to fluctuations in interest rates. Certain loans made by us and various financing extended to us are made at variable rates that use floating reference rates or indices, including the Secured Overnight Financing Rate (“SOFR”), as a benchmark for establishing the interest rate. Changes in interest rates and market liquidity conditions could have an adverse impact on our earnings and cash flows.

We manage interest rate and market liquidity risks through a variety of techniques that include a match funding strategy, the selective use of derivatives and a broadly diversified funding program. There can be no assurance, however, that fluctuations in interest rates and market liquidity conditions will not have an adverse impact on Caterpillar and our earnings and cash flows. If any of the variety of instruments and strategies we use to hedge our exposure to these types of risk is ineffective, our earnings and cash flows may be adversely impacted. Please see “—Macroeconomic Risks—Changes in government monetary or fiscal policies may negatively impact our results” below for further discussion of changes in interest rates.

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

Restrictive covenants in our debt agreements could limit our financial and operating flexibility

Cat Financial and certain subsidiaries have credit agreements under which we borrow or can borrow funds for use in our respective businesses, with such funds utilized primarily for general corporate purposes. Certain of these agreements include covenants relating to our financial performance and financial position. The two most significant financial covenants included in these agreements are: (1) a leverage ratio covenant that requires us to maintain a ratio of consolidated debt to consolidated net worth of not greater than 10 to 1, calculated (i) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (ii) at each December 31; and (2) an interest coverage ratio that requires us to maintain a ratio of (i) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (ii) interest expense of not less than 1.15 to 1, in each case, calculated at the end of each fiscal quarter for the prior four-quarter period then most recently ended for us and our subsidiaries on a consolidated basis in accordance with generally accepted accounting principles (“U.S. GAAP” or “GAAP”). In addition, we are restricted in several of our agreements from terminating, amending or modifying our support agreement with Caterpillar. We are also restricted in our ability to incur secured indebtedness or consolidate, merge or sell assets. Similarly, we are also bound by covenants in various agreements that involve Caterpillar and its obligation to maintain a consolidated net worth of not less than $9 billion at all times during each fiscal year.

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

•Multiple and potentially conflicting legal and regulatory requirements that are subject to change, including but not limited to, those legal and regulatory requirements described in Item 1 of this Form 10-K under the heading “Competitive Environment”;
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

Increased information technology security threats and more sophisticated computer crime pose a risk to our systems, networks, products and services

We rely upon information technology systems and networks, some of which are managed by third parties, in connection with a variety of business activities. Additionally, we collect and store sensitive information relating to our business, customers, dealers, suppliers and employees. Operating these information technology systems and networks and processing and maintaining this data in a secure manner are critical to our business operations and strategy. Information technology security threats -- from user error to cybersecurity attacks designed to gain unauthorized access to our systems, networks and data -- are increasing in frequency and sophistication. Cybersecurity attacks from threat actors globally range from random attempts to coordinated and targeted attacks, including sophisticated computer crime and advanced persistent threats. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. Cybersecurity attacks could also include attacks targeting customer data or the security, integrity and/or reliability of the hardware and software installed in Caterpillar products. It is possible that our information technology systems and networks, or those managed or provided by third parties, could have vulnerabilities, which could go unnoticed for a period of time. While various procedures and controls have been and are being utilized to mitigate such risks, there can be no guarantee that the actions and controls we have implemented and are implementing, or which we cause or have caused third-party service providers to implement, will be sufficient to protect and mitigate associated risks to our systems, information or other property.

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

LEGAL & REGULATORY RISKS

Our global operations are subject to a wide range of trade and anti-corruption laws and regulations

Due to the international scope of our operations, we are subject to a complex system of laws and regulations, including U.S. regulations issued by the Office of Foreign Assets Control, the Office of Antiboycott Compliance and the Bureau of Industry and Security, as well as the counterparts of these agencies in other countries. Any alleged or actual violations may subject us to increased government scrutiny, investigation and civil and criminal penalties and may limit our ability to provide financing outside the U.S. and/or potentially require us to divest portions of our existing portfolio under certain circumstances. Furthermore, embargoes and sanctions imposed by the U.S. and other governments that restrict or prohibit providing financing to specific persons or countries may expose us to potential criminal and civil sanctions. We cannot predict the nature, scope or effect of future regulatory requirements to which our operations might be subject or, in certain locations, the way existing laws might be administered or interpreted.

In addition, the U.S. Foreign Corrupt Practices Act and similar anti-corruption laws of other countries generally prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence foreign government officials for the purpose of obtaining or retaining business or obtaining an unfair advantage. Recent years have seen a substantial increase in the global enforcement of anti-corruption laws. Our continued operation and expansion outside the U.S., including in developing countries, expose us to the risk of such violations. Violations of anti-corruption laws or regulations by our employees or intermediaries acting on our behalf may result in severe criminal or civil sanctions, could disrupt our business, and could result in an adverse effect on our reputation, business, results of operations or financial condition.

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

We may incur additional tax expense or become subject to additional tax exposure

We are subject to income taxes in the U.S. and numerous other jurisdictions. Our future results of operations could be adversely affected by changes in the effective tax rate as a result of a change in the mix of earnings between U.S. and non-U.S. jurisdictions or among jurisdictions with differing statutory tax rates, changes in our overall profitability, changes in tax laws or treaties or in their application or interpretation, changes in tax rates, changes in U.S. GAAP, changes in the valuation of deferred tax assets and liabilities, changes in the amount of earnings indefinitely reinvested in certain non-U.S. jurisdictions, the results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures. We are also subject to the continuous examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities. We regularly assess the likelihood of an adverse outcome resulting from these examinations. If our effective tax rates were to increase or if the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our operating results, cash flows and financial condition could be adversely affected.

Item 1B.	Unresolved Staff Comments.

None.

Item 1C.	Cybersecurity.

As required by Item 106 of Regulation S-K, the following sets forth information regarding our cybersecurity strategy, risk management and governance, which is overseen by Caterpillar and forms a part of Caterpillar’s cybersecurity strategy, risk management and governance. A description of Caterpillar’s cybersecurity strategy, risk management and governance can be found under Item 1C. "Cybersecurity" in Caterpillar’s Annual Report on Form 10-K for the year ended December 31, 2024 filed separately with the SEC.

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

We maintain a comprehensive cybersecurity program which is integrated within Caterpillar’s enterprise risk management system and encompasses the corporate information technology and operational technology environments as well as customer-facing products. Our cybersecurity program has implemented a governance structure and process to identify, assess, manage, mitigate, respond to and report on cybersecurity risks. We utilize cybersecurity policies and frameworks based on industry and government standards. Our cyber risk management program controls are based on recognized best practices and standards, including the National Institute of Standards and Technology (NIST) Cyber Security Framework and the International Organization for Standardization (ISO 27001) Information Security Management System Requirements. We partner with third parties to support and evaluate our cybersecurity program. These third-party services span areas including cybersecurity maturity assessments, incident response, penetration testing, consulting on best practices, bug bounty programs and others. We also consume threat intelligence from several paid and non-paid sources.

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

We have implemented a cybersecurity awareness program which covers topics such as phishing, social networking safety, password security and mobile device usage. We have mandatory training in the areas of cybersecurity, privacy and confidential information handling. We also conduct regular phishing training and simulations for our employees and contractors. We provide extensive specialized role-based training to technical professionals in cybersecurity, secure application development and other focus areas. We also conduct periodic tabletop exercises to validate our preparation for cyber events.

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

Cybersecurity Governance

Caterpillar Cybersecurity Governance

Caterpillar’s board has oversight for risk management with a focus on the most significant risks facing Caterpillar (including its wholly-owned subsidiary, Cat Financial), including strategic, operational, financial and legal compliance risks. The Caterpillar board’s risk oversight process builds upon management’s risk assessment and mitigation processes, which include an enterprise risk management program of which Caterpillar’s cybersecurity processes are an integral component.

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

Caterpillar’s cybersecurity program is overseen by the Caterpillar CIO, who has been a Caterpillar employee for nearly 25 years. Prior to her current appointment as Caterpillar’s CIO in September 2020, she was the Chief Information Officer for the Caterpillar’s Financial Products Division, which includes Cat Financial. Her extensive background in IT includes global leadership for large-scale systems transformations, cybersecurity, cloud and application management, global data center management, worldwide network, servers and storage, database management and end-user services. The Caterpillar CIO leads a cross-functional cybersecurity team comprised of professionals from Caterpillar’s product, cybersecurity, legal and compliance organizations who focus on managing the security of Caterpillar’s connected solutions. This team manages the Caterpillar’s global IT systems, IT risk management, cybersecurity, global infrastructure and IT transformations.

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

Our corporate headquarters is located in Nashville, Tennessee. Additional offices are located inside and outside the United States. All of our offices, other than our corporate headquarters building, are leased.

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

Our stock is not publicly traded. Caterpillar Inc. is the owner of our one outstanding share. Cash dividends of $625 million, $425 million and $275 million were paid to Caterpillar in 2024, 2023 and 2022, respectively.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide information that will assist the reader in understanding the Company's Consolidated Financial Statements, the changes in certain key items in those financial statements between select periods and the primary factors that accounted for those changes. In addition, we discuss how certain accounting principles, policies and critical accounting estimates affect our Consolidated Financial Statements. This MD&A should be read in conjunction with our audited financial statements and related notes included elsewhere in this report and our discussion of cautionary statements and significant risks to the Company’s business under Part I, Item 1A. "Risk Factors" of this report.

2024 COMPARED WITH 2023

(1) Analysis excludes $15 million and $14 million related to property taxes on operating leases for 2024 and 2023, respectively.
The chart above graphically illustrates reasons for the change in consolidated profit before income taxes between 2023 (at left) and 2024 (at right). Management utilizes these charts internally to visually communicate results.

Revenues and Profit

(Millions of dollars)	2024	2023	Change
Retail revenue	$1,689	$1,464	$225
Operating lease revenue	936	905	31
Wholesale revenue	706	684	22
Other revenue, net	158	195	(37)
Total revenues	$3,489	$3,248	$241
Profit before income taxes	$533	$760	$(227)
Profit attributable to Caterpillar Financial Services Corporation	$598	$563	$35

We reported revenues of $3.49 billion for 2024, an increase of $241 million, or 7 percent, compared with $3.25 billion for 2023. The increase in revenues was primarily due to favorable impacts from higher average financing rates of $153 million and higher average earning assets of $127 million, partially offset by an unfavorable impact from returned or repossessed equipment of $34 million. Profit was $598 million for 2024, an increase of $35 million, or 6 percent, compared with $563 million for 2023.

Retail revenue for 2024 was $1.69 billion, an increase of $225 million from 2023. The increase was primarily due to favorable impacts from higher interest rates on retail finance receivables of $154 million and higher average earnings assets of $71 million. For the year ended December 31, 2024, retail average earning assets were $23.18 billion, an increase of $1.07 billion from 2023. The average yield was 7.29 percent for 2024, compared with 6.62 percent in 2023.

Operating lease revenue for 2024 was $936 million, an increase of $31 million from 2023. The increase was primarily due to a favorable impact from higher rental rates on operating leases of $50 million, partially offset by an unfavorable impact from lower average earning assets of $19 million.

Wholesale revenue for 2024 was $706 million, an increase of $22 million from 2023. The increase was primarily due to a favorable impact from higher average earning assets of $31 million, partially offset by an unfavorable impact from lower interest rates on wholesale finance receivables of $9 million. For the year ended December 31, 2024, wholesale average earning assets were $5.43 billion, an increase of $236 million from 2023. The average yield was 13.00 percent for 2024, compared with 13.17 percent in 2023.

Other revenue, net items were as follows:

(Millions of dollars)	2024	2023	Change
Finance receivable and operating lease fees (including late charges)	$65	$64	$1
Net gain (loss) on returned or repossessed equipment	49	83	(34)
Interest income on Notes receivable from Caterpillar	23	21	2
Miscellaneous other revenue, net	21	27	(6)
Total Other revenue, net	$158	$195	$(37)

There was an unfavorable impact from currency translation on revenues of $9 million in 2024. Currency translation represents the net impact from converting the results of our subsidiaries to U.S. dollar reporting currency and is included in all financial statement line items and each of the items included in the above analysis.

Consolidated Profit Before Income Taxes
Profit before income taxes was $533 million for 2024, a decrease of $227 million, or 30 percent, compared with $760 million for 2023. The decrease was primarily due to a loss on divestiture of a non-U.S. entity of $210 million. Excluding the loss on divestiture, the decrease of $17 million over the prior year was primarily due to an increase in general, operating and administrative expenses of $55 million and an unfavorable impact from returned or repossessed equipment of $34 million, partially offset by a favorable impact from higher average earning assets of $54 million and an insurance settlement of $33 million.

There was less than $1 million impact from currency on profit before income taxes in 2024. Currency translation represents the net impact from converting the results of our subsidiaries to U.S. dollar reporting currency and is included in all financial statement line items and each of the items included in the above analysis.

Provision for Income Taxes
The benefit from income taxes was $66 million for 2024 compared with $192 million expense for 2023. The benefit from income taxes in 2024 includes a non-cash tax benefit of $224 million resulting from a tax law change related to currency translation. The benefit to the tax rate was partially offset by the loss on divestiture of a non-U.S. entity with no related tax benefit during 2024.

FINANCE RECEIVABLES AND EQUIPMENT ON OPERATING LEASES

New Business Volume

(Millions of dollars)	2024	2023	Change
New retail financing	$12,157	$10,803	$1,354
New operating lease activity	1,085	1,302	(217)
New wholesale financing	54,426	54,879	(453)
Total	$67,668	$66,984	$684

New retail financing increased primarily due to higher volume in North America. The decrease in new operating lease activity was mainly driven by lower rentals of Caterpillar equipment in North America. New wholesale financing decreased primarily due to lower purchases of trade receivables from Caterpillar.

Total Managed Portfolio
We define total portfolio as Finance receivables, net plus Equipment on operating leases, net. We also manage and service receivables and leases that have been sold by us to third parties with limited or no recourse in order to mitigate our concentration of credit risk with certain customers. These assets are not available to pay our creditors. Total managed portfolio as of December 31 was as follows:

(Millions of dollars)	2024	2023	Change
Finance receivables, net	$28,964	$27,746	$1,218
Equipment on operating leases, net	2,780	3,014	(234)
Total portfolio	$31,744	$30,760	$984

Retail loans	$80	$67	$13
Retail leases	17	24	(7)
Operating leases	12	20	(8)
Total off-balance sheet managed assets	$109	$111	$(2)

Total managed portfolio	$31,853	$30,871	$982

Total Portfolio Metrics
At the end of 2024, past dues were 1.56 percent, compared with 1.79 percent at the end of 2023. Total non-performing finance receivables, which represent finance receivables currently on non-accrual status, were $176 million and $199 million at December 31, 2024 and 2023, respectively. Total non-performing finance receivables as a percentage of our finance receivables were less than 1 percent at December 31, 2024 and 2023.

Write-offs, net of recoveries, were $115 million for 2024, compared with $65 million for 2023.

Our allowance for credit losses as of December 31, 2024 was $267 million, or 0.91 percent of finance receivables, compared with $331 million, or 1.18 percent, as of December 31, 2023. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and economic forecasts. We believe our allowance is sufficient to provide for losses over the remaining life of our finance receivables portfolio as of December 31, 2024.

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

2023 COMPARED WITH 2022

For discussions related to the consolidated total revenues and consolidated profit before income taxes between 2023 and 2022, refer to Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the United States Securities and Exchange Commission on February 16, 2024.

LIQUIDITY AND CAPITAL RESOURCES

Maintaining and managing adequate capital and liquidity resources includes management of funding sources and their utilization based on current, future and contingent needs. Throughout 2024, we experienced favorable liquidity conditions. We ended 2024 with $599 million of cash, a decrease of $128 million from year-end 2023. Our cash balances are held in numerous locations throughout the world with approximately $424 million held by our non-U.S. subsidiaries. Amounts held by non-U.S. subsidiaries are available for general corporate use and could be used in the U.S. without incurring significant additional U.S. taxes. We expect to meet our U.S. funding needs without repatriating undistributed profits that are indefinitely reinvested outside the U.S.

BORROWINGS

Borrowings consist primarily of medium-term notes and commercial paper, the combination of which is used to manage interest rate risk and funding requirements. (Please refer to Notes 4, 5 and 6 of Notes to Consolidated Financial Statements for additional discussion.)

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

Total borrowings outstanding as of December 31, 2024 were $29.81 billion, an increase of $1.53 billion from December 31, 2023. Outstanding borrowings as of December 31 were as follows:

(Millions of dollars)	2024	2023
Medium-term notes, net	$24,882	$23,085
Commercial paper, net of unamortized discount	3,946	4,069
Bank borrowings – long-term	522	524
Bank borrowings – short-term	165	329
Variable denomination floating rate demand notes	282	244
Notes payable to Caterpillar	10	24
Other	2	4
Total outstanding borrowings	$29,809	$28,279

Medium-term notes
We issue medium-term unsecured notes through securities dealers or underwriters in the U.S., Europe, and other international capital markets. These notes are offered in several currencies and with a variety of maturities. These notes are senior unsecured obligations of the Company. Medium-term notes issued totaled $9.99 billion and redeemed totaled $8.01 billion for the year ended December 31, 2024. Medium-term notes, net outstanding as of December 31, 2024 mature as follows:

(Millions of dollars)
2025	$6,314
2026	8,340
2027	7,704
2028	1
2029	2,089
Thereafter	450
Fair value adjustments	(16)
Total	$24,882

Medium-term notes of $1.25 billion maturing in the first quarter of 2025 were excluded from Current maturities of long-term debt in the Consolidated Statements of Financial Position as of December 31, 2024 due to a $1.25 billion issuance of medium-term notes on January 8, 2025, of which $800 million and $450 million mature in 2027 and 2030, respectively. The preceding maturity table reflects the reclassification of $1.25 billion from maturities in 2025 to $800 million in 2027 and $450 million in 2030.

Commercial paper
We issue unsecured commercial paper in the U.S., Europe, and other international capital markets. These short-term promissory notes are issued on a discounted basis and are payable at maturity.

Revolving credit facilities
As of December 31, 2024, we had three global credit facilities with a syndicate of banks totaling $10.50 billion (“Credit Facility”) available in the aggregate to both Caterpillar and us for general liquidity purposes. Based on management’s allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of December 31, 2024 was $7.75 billion. Information on our Credit Facility is as follows:

•In August 2024, we entered into a new 364-day facility. The 364-day facility of $3.15 billion (of which $2.33 billion is available to us) expires in August 2025.
•In August 2024, we amended and extended the three-year facility (as amended and restated, the "three-year facility"). The three-year facility of $2.73 billion (of which $2.01 billion is available to us) expires in August 2027.
•In August 2024, we amended and extended the five-year facility, (as amended and restated, the "five-year facility"). The five-year facility of $4.62 billion (of which $3.41 billion is available to us) expires in August 2029.

At December 31, 2024, Caterpillar’s consolidated net worth was $19.56 billion, which was above the $9.00 billion required under the Credit Facility. The consolidated net worth is defined in the Credit Facility as Caterpillar's consolidated shareholders’ equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).

At December 31, 2024, our covenant interest coverage ratio was 1.41 to 1. This was above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain (loss) from interest rate derivatives to (2) interest expense, calculated at the end of each fiscal quarter for the prior four consecutive fiscal quarter period, required by the Credit Facility.

In addition, at December 31, 2024, our six-month covenant leverage ratio was 7.25 to 1 and our year-end covenant leverage ratio was 7.37 to 1. This was below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event that either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants. Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At December 31, 2024, there were no borrowings under the Credit Facility.

The aforementioned financial covenants are being reported as calculated under the Credit Facility and not pursuant to U.S. GAAP. Please refer to the credit agreements governing the Credit Facility filed as an exhibit to our periodic reports for further information related to the calculation thereof. For risks related to our indebtedness and compliance with these covenants, please refer to the risk factor "Restrictive covenants in our debt agreements could limit our financial and operating flexibility" set forth in Part I, Item 1A of this annual report.

Bank borrowings
Available credit lines with banks as of December 31, 2024 totaled $3.45 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements. We may guarantee subsidiary borrowings under these lines. As of December 31, 2024, we were in compliance with all debt covenants under these credit lines.

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

MATERIAL CASH REQUIREMENTS FROM CONTRACTUAL OBLIGATIONS

We believe our balances of cash and cash equivalents of $599 million as of December 31, 2024, along with cash generated by ongoing operations and continued access to debt markets, will be sufficient to satisfy our cash requirements over the next 12 months and beyond.

We have committed cash outflow related to short-term borrowings and long-term debt. See Notes 5 and 6, respectively, of Notes to Consolidated Financial Statements.

We also have contractual obligations to suppliers and service providers that are primarily for capital expenditures, software user licenses, extended technical support and data processing services. These obligations total $80 million with $63 million due in the next 12 months.

CASH FLOWS

Net cash provided by operating activities was $1.20 billion in 2024, compared with $804 million in 2023. Net cash used for investing activities was $2.51 billion in 2024, compared with $1.18 billion in 2023. The change was primarily due to portfolio-related activity and the divestiture of a non-U.S. entity. Net cash provided by financing activities was $1.19 billion in 2024, compared with $279 million in 2023. The change was primarily due to higher net inflows from external borrowings partially offset by higher dividends paid to Caterpillar in 2024.

OFF-BALANCE SHEET ARRANGEMENTS

We are a party to certain off-balance sheet arrangements, primarily in the form of guarantees. Please refer to Note 9 of Notes to Consolidated Financial Statements for further information.

Managed assets
Certain finance receivables and equipment on operating leases are sold by us to third parties with limited or no recourse in order to mitigate our concentration of credit risk with certain customers. In 2024, we received $55 million of cash proceeds from the sale of such assets. We typically maintain servicing responsibilities for these assets.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. Changes in these estimates and assumptions could have a significant effect on the financial statements. Our critical accounting estimates, which require management assumptions and complex judgments, are summarized below. We review our critical accounting estimates and assumptions with the Audit Committee of the Caterpillar Inc. Board of Directors.

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

At December 31, 2024, the aggregate residual value of equipment on operating leases was $1.55 billion. Without consideration of other factors such as third-party residual guarantees or contractual customer purchase options, a 10 percent non-temporary decrease in the market value of our equipment subject to operating leases would reduce residual value estimates and result in the recognition of approximately $70 million of additional annual depreciation expense.

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

While management believes it has exercised prudent judgment and applied reasonable assumptions, there can be no assurance that in the future, changes in economic conditions or other factors would not cause changes in the financial health of our customers. If the financial health of our customers deteriorates, the timing and level of payments received could be impacted and therefore, could result in a change to our estimated losses. Holding other variables constant, a 10 percent increase in estimated loss given default would result in a $17 million increase to the allowance for credit losses related to our customer finance receivables as of December 31, 2024. Holding other variables constant, a 10 percent increase in estimated probabilities of default would result in a $15 million increase to the allowance for credit losses related to our customer finance receivables as of December 31, 2024.

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

Additional information related to income taxes is included in Note 10 in Notes to Consolidated Financial Statements.

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

In order to properly manage sensitivity to changes in interest rates, we measure the potential impact of different interest rate assumptions on pre-tax earnings. All on-balance sheet positions, including derivative financial instruments, are included in the analysis. The primary assumptions included in the analysis are that there are no new fixed-rate assets or liabilities, the proportion of fixed-rate debt to fixed-rate assets remains unchanged and the level of floating rate assets and debt remain constant. We estimate a 100 basis point immediate and sustained adverse change in interest rates to have a $15 million adverse impact on 2024 pre-tax earnings based on these assumptions and the balance sheet analysis as of December 31, 2024. Last year, similar assumptions and calculations yielded a potential $20 million adverse impact to 2023 pre-tax earnings.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessment, we concluded that, as of December 31, 2024, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting
During the last fiscal quarter, there has been no significant change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

Disclosures Required Pursuant to the Securities Exchange Act of 1934
During the three months ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

Fees for professional services provided by our independent auditor included the following:

(Millions of dollars)	2024	2023
Audit fees(1)	$7.5	$7.7
Audit-related fees(2)	0.5	—
Tax fees(3)	0.1	0.1
All other fees	—	—
Total	$8.1	$7.8

(1) “Audit fees” principally includes audit and review of financial statements (including internal control over financial reporting), statutory and subsidiary audits, SEC registration statements, comfort letters and consents.
(2) “Audit-related fees” principally includes pre- or post- implementation reviews of processes or systems.
(3) “Tax fees” includes fees related to tax compliance, tax advice and tax planning.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report.
1	Financial Statements:
	·	Report of Independent Registered Public Accounting Firm
	·	Consolidated Statements of Profit
	·	Consolidated Statements of Comprehensive Income
	·	Consolidated Statements of Financial Position
	·	Consolidated Statements of Changes in Shareholder’s Equity
	·	Consolidated Statements of Cash Flows
	·	Notes to Consolidated Financial Statements
2	Financial Statement Schedules:
	·	All schedules are omitted because the required information is shown in the financial statements or the notes thereto or considered to be immaterial.
3	Exhibits:

3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3.1 to the Company’s Form 10 for the year ended December 31, 1984)

3.2	Bylaws of the Company, as amended (incorporated by reference from Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

4.1	Indenture, dated as of April 15, 1985, between the Company and Morgan Guaranty Trust Company of New York, as Trustee (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-3)

4.2	First Supplemental Indenture, dated as of May 22, 1986, amending the Indenture dated as of April 15, 1985, between the Company and Morgan Guaranty Trust Company of New York, as Trustee (incorporated by reference from Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 20, 1986)

4.3	Second Supplemental Indenture, dated as of March 15, 1987, amending the Indenture dated as of April 15, 1985, between the Company and Morgan Guaranty Trust Company of New York, as Trustee (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K, dated April 24, 1987)

4.4	Third Supplemental Indenture, dated as of October 2, 1989, amending the Indenture dated as of April 15, 1985, between the Company and Morgan Guaranty Trust Company of New York, as Trustee (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K, dated October 16, 1989)

4.5	Fourth Supplemental Indenture, dated as of October 1, 1990, amending the Indenture dated April 15, 1985, between the Company and Morgan Guaranty Trust Company of New York, as Trustee (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K, dated October 29, 1990)

4.6	Indenture, dated as of July 15, 1991, between the Company and Continental Bank, National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated July 25, 1991)

4.7
First Supplemental Indenture, dated as of October 1, 2005, amending the Indenture dated as of July 15, 1991, between the Company and U.S. Bank Trust National Association (as successor to the former Trustee) (incorporated by reference from Exhibit 4.3 to Amendment No. 5 to the Company’s Registration Statement on Form S-3 filed October 20, 2005)

4.8
Indenture, dated as of March 29, 2023, between the Company and U.S. Bank Trust National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-3 filed on March 29, 2023)

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

4.11	Description of the registrant’s Medium-Term Notes, Series K, 4.850% Notes Due 2029

The registrant hereby undertakes upon request to furnish the Commission with a copy of any instrument with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis.

10.1
Amended and Restated Tax Sharing Agreement, dated as of May 31, 2018, between the Company and Caterpillar (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018)

10.2
Credit Agreement (2024 364-Day Facility), dated as of August 29, 2024, by and among the Company, Caterpillar Inc., Caterpillar International Finance Designated Activity Company and Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein, Citibank, N.A., as agent, Citibank Europe PLC, UK Branch, as Local Currency Agent, and MUFG Bank, Ltd. as Japan Local Currency Agent (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 4, 2024)

10.3
Local Currency Addendum to the Credit Agreement (2024 364-Day Facility), dated as of August 29, 2024, by and among the Company, Caterpillar International Finance Designated Activity Company, the Local Currency Banks named therein, Citibank, N.A., as Agent and Citibank Europe plc, UK Branch, as Local Currency Agent (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed September 4, 2024)

10.4
Japan Local Currency Addendum to the Credit Agreement (2024 364-Day Facility), dated as of August 29, 2024, by and among the Company, Caterpillar Finance Kabushiki Kaisha, the Japan Local Currency Banks named therein, Citibank, N.A., as Agent and MUFG Bank, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 4, 2024)

10.5
Third Amended and Restated Credit Agreement (Three-Year Facility), dated as of September 1, 2022, by and among the Company, Caterpillar Inc., Caterpillar International Finance Designated Activity Company and Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank Europe plc, UK Branch, as Local Currency Agent, and MUFG Bank, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 6, 2022)

10.6
Amendment No. 2 to Third Amended and Restated Credit Agreement (Three-Year Facility), dated as of August 29, 2024, by and among the Company, Caterpillar Inc., Caterpillar International Finance Designated Activity Company and Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein and Citibank, N.A., as Agent (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 4, 2024)

10.7
Local Currency Addendum to the Third Amended and Restated Credit Agreement (Three-Year Facility), dated as of September 1, 2022, by and among the Company, Caterpillar International Finance Designated Activity Company, the Local Currency Banks named therein, Citibank, N.A., as Agent and Citibank Europe plc, UK Branch, as Local Currency Agent (incorporated by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 6, 2022)

10.8
Japan Local Currency Addendum to the Third Amended and Restated Credit Agreement (Three-Year Facility), dated as of September 1, 2022, among the Company, Caterpillar Finance Kabushiki Kaisha, the Japan Local Currency Banks named therein, Citibank, N.A., as Agent and MUFG Bank, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 10.6 to the Company’s Current Report on Form 8-K filed September 6, 2022)

10.9
Third Amended and Restated Credit Agreement (Five-Year Facility), dated as of September 1, 2022, by and among the Company, Caterpillar Inc., Caterpillar International Finance Designated Activity Company and Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank Europe plc, UK Branch, as Local Currency Agent, and MUFG Bank, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 10.7 to the Company’s Current Report on Form 8-K filed September 6, 2022)

10.10
Amendment No. 2 to Third Amended and Restated Credit Agreement (Five-Year Facility), dated as of August 29, 2024, by and among the Company, Caterpillar Inc., Caterpillar International Finance Designated Activity Company and Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein and Citibank, N.A., as Agent (incorporated by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 4, 2024)

10.11
Local Currency Addendum to the Third Amended and Restated Credit Agreement (Five-Year Facility), dated as of September 1, 2022, by and among the Company, Caterpillar International Finance Designated Activity Company, the Local Currency Banks named therein, Citibank, N.A., as Agent and Citibank Europe plc, UK Branch, as Local Currency Agent (incorporated by reference from Exhibit 10.8 to the Company’s Current Report on Form 8-K filed September 6, 2022)

10.12
Japan Local Currency Addendum to the Third Amended and Restated Credit Agreement (Five-Year Facility), dated as of September 1, 2022, by and among the Company, Caterpillar Finance Kabushiki Kaisha, the Japan Local Currency Banks named therein, Citibank, N.A., as Agent and MUFG Bank, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 10.9 to the Company’s Current Report on Form 8-K filed September 6, 2022)

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of President, Director and Chief Executive Officer of Caterpillar Financial Services Corporation, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Executive Vice President and Chief Financial Officer of Caterpillar Financial Services Corporation, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Caterpillar Financial Services Corporation

February 14, 2025	/s/ James M. Rooney
James M. Rooney, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 14, 2025	/s/ David T. Walton	President, Director and Chief Executive Officer
David T. Walton

February 14, 2025	/s/ Andrew R.J. Bonfield	Director
Andrew R.J. Bonfield
February 14, 2025	/s/ Kristen R. Covey	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Kristen R. Covey

February 14, 2025	/s/ Daniel R. Court	Controller (Principal Accounting Officer)
Daniel R. Court

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of Caterpillar Financial Services Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial position of Caterpillar Financial Services Corporation and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of profit, comprehensive income, changes in shareholder’s equity and cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Customer Finance Receivables Allowance for Credit Losses

As described in Notes 1 and 2 to the consolidated financial statements, as of December 31, 2024, the collectively evaluated customer finance receivables allowance for credit losses makes up a significant portion of total customer finance receivable allowance for credit losses of $258 million. As disclosed by management, the allowance for credit losses is management’s estimate of expected credit losses over the life of the customer finance receivables portfolio measured on a collective (pool) basis calculated using loss forecast models utilizing probabilities of default and management’s estimated loss given default based on past loss experience adjusted for current economic conditions and reasonable and supportable forecasts and scenarios capturing country and industry-specific economic factors.

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
February 14, 2025

We have served as the Company’s auditor since 1984.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF PROFIT
For the Years Ended December 31,
(Dollars in Millions)

	2024	2023	2022
Revenues:
Retail finance	$1,689	$1,464	$1,229
Operating lease	936	905	888
Wholesale finance	706	684	441
Other, net	158	195	176
Total revenues	3,489	3,248	2,734

Expenses:
Interest	1,287	1,033	566
Depreciation on equipment leased to others	722	713	718
General, operating and administrative	644	588	531
Provision for credit losses	75	49	81
Other	36	33	24
Total expenses	2,764	2,416	1,920

Other income (expense)	(192)	(72)	(83)

Profit before income taxes	533	760	731

Provision (benefit) for income taxes	(66)	192	189

Profit of consolidated companies	599	568	542

Less: Profit attributable to noncontrolling interests	1	5	7

Profit attributable to Caterpillar Financial Services Corporation	$598	$563	$535

See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31,
(Dollars in Millions)

	2024	2023	2022

Profit of consolidated companies	$599	$568	$542

Other comprehensive income (loss), net of tax (Note 8):
Foreign currency translation	(260)	67	(318)
Derivative financial instruments	6	(3)	33
Total Other comprehensive income (loss), net of tax	(254)	64	(285)

Comprehensive income (loss)	345	632	257

Less: Comprehensive income (loss) attributable to noncontrolling interests	1	—	(5)

Comprehensive income (loss) attributable to Caterpillar Financial Services Corporation	$344	$632	$262

See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
At December 31,
(Dollars in Millions, except share data)

	2024	2023
Assets:
Cash and cash equivalents	$599	$727
Finance receivables, net of allowance for credit losses of $267 and $331	28,964	27,746
Notes receivable from Caterpillar	559	527
Equipment on operating leases, net	2,780	3,014
Other assets	1,182	1,098
Total assets	$34,084	$33,112

Liabilities and shareholder’s equity:
Payable to dealers and others	$137	$157
Payable to Caterpillar – borrowings and other	128	137
Accrued expenses	489	511
Short-term borrowings	4,393	4,643
Current maturities of long-term debt	6,619	7,719
Long-term debt	18,787	15,893
Other liabilities	641	882
Total liabilities	31,194	29,942

Commitments and contingent liabilities (Note 9)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid-in amount)	745	745
Additional paid-in capital	2	2
Retained earnings	3,300	3,327
Accumulated other comprehensive income (loss)	(1,232)	(978)
Noncontrolling interests	75	74
Total shareholder’s equity	2,890	3,170

Total liabilities and shareholder’s equity	$34,084	$33,112

See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
For the Years Ended December 31,
(Dollars in Millions)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance at December 31, 2021	$745	$2	$2,849	$(774)	$159	$2,981
Profit of consolidated companies			535		7	542
Dividend paid to Caterpillar			(275)			(275)
Foreign currency translation, net of tax				(306)	(12)	(318)
Derivative financial instruments, net of tax				33		33
Balance at December 31, 2022	$745	$2	$3,109	$(1,047)	$154	$2,963
Profit of consolidated companies			563		5	568
Dividend paid to Caterpillar			(345)		(80)	(425)
Foreign currency translation, net of tax				72	(5)	67
Derivative financial instruments, net of tax				(3)		(3)
Balance at December 31, 2023	$745	$2	$3,327	$(978)	$74	$3,170
Profit of consolidated companies			598		1	599
Dividend paid to Caterpillar			(625)			(625)
Foreign currency translation, net of tax				(260)		(260)
Derivative financial instruments, net of tax				6		6
Balance at December 31, 2024	$745	$2	$3,300	$(1,232)	$75	$2,890

See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
 (Dollars in Millions)

	2024	2023	2022
Cash flows from operating activities:
Profit of consolidated companies	$599	$568	$542
Adjustments to reconcile profit to net cash provided by operating activities:
Depreciation and amortization	738	728	732
Accretion of Caterpillar purchased receivable revenue	(625)	(617)	(417)
Provision for credit losses	75	49	81
Provision (benefit) for deferred income taxes	(284)	(7)	(26)
Loss on divestiture	210	—	—
Other, net	197	(25)	130
Changes in assets and liabilities:
Other assets	195	112	146
Payable to dealers and others	(42)	29	38
Accrued expenses	54	77	20
Other payables with Caterpillar	14	12	27
Other liabilities	68	(122)	(18)
Net cash provided by operating activities	1,199	804	1,255
Cash flows from investing activities:
Expenditures for equipment on operating leases	(1,045)	(1,277)	(1,121)
Capital expenditures - excluding equipment on operating leases	(40)	(20)	(18)
Proceeds from disposals of equipment	629	668	756
Additions to finance receivables	(16,833)	(17,250)	(14,217)
Collections of finance receivables	14,706	15,613	14,061
Net changes in Caterpillar purchased receivables	129	1,080	492
Proceeds from sale of business, net of cash sold	(153)	—	—
Proceeds from sales of receivables	83	63	57
Net change in variable lending to Caterpillar	(31)	(77)	(2)
Additions to other notes receivable from Caterpillar	(59)	(19)	(139)
Collections of other notes receivable from Caterpillar	56	52	46
Settlements of undesignated derivatives	47	(10)	(87)
Net cash provided by (used for) investing activities	(2,511)	(1,177)	(172)
Cash flows from financing activities:
Net change in variable lending from Caterpillar	(14)	1	—
Proceeds from debt issued (original maturities greater than three months)	10,283	8,277	6,674
Payments on debt issued (original maturities greater than three months)	(8,284)	(6,232)	(7,703)
Short-term borrowings, net (original maturities three months or less)	(168)	(1,342)	540
Dividend paid to Caterpillar	(625)	(425)	(275)
Net cash provided by (used for) financing activities	1,192	279	(764)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(9)	(47)	(63)
Increase (decrease) in cash, cash equivalents and restricted cash	(129)	(141)	256
Cash, cash equivalents and restricted cash at beginning of year (1)	729	870	614
Cash, cash equivalents and restricted cash at end of year (1)	$600	$729	$870
Cash paid for interest	$1,235	$960	$544
Cash paid for taxes, net	$140	$210	$254
Cash equivalents primarily represent short-term, highly liquid investments with original maturities of generally three months or less.
(1) As of December 31, 2024, 2023 and 2022, restricted cash, which is included in Other assets in the Consolidated Statements of Financial Position, was $1 million, $2 million and $2 million, respectively. Restricted cash primarily includes cash related to syndication activities.

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

B. Basis of Presentation

The accompanying consolidated financial statements include the accounts of Cat Financial and a consolidated variable interest entity (VIE). We consolidate all VIEs where we are the primary beneficiary. For VIEs, we assess whether we are the primary beneficiary as prescribed by the accounting guidance on the consolidation of VIEs. Please refer to Note 9 for more information.

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

We suspend recognition of finance revenue and operating lease revenue and place the account on non-accrual status when management determines that collection of future income is not probable (generally after 120 days past due). We resume recognition of revenue, and recognize previously suspended income, when we consider collection of remaining amounts to be probable.

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

H. Derivative Financial Instruments

Our earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates and interest rates. Our Risk Management Policy (policy) allows for the use of derivative financial instruments to prudently manage foreign currency exchange rate and interest rate exposures. Our policy specifies that derivatives are not to be used for speculative purposes. The derivatives that we use are primarily foreign currency forward, option and cross currency contracts and interest rate contracts. All derivatives are recorded at fair value. See Note 7 for additional information.

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

J. Income Taxes

We determine the provision for income taxes using the asset and liability approach taking into account guidance related to uncertain tax positions. Tax laws require items to be included in tax filings at different times than the items are reflected in the financial statements. We recognize a current liability for the estimated taxes payable for the current year. Deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. We adjust deferred taxes for enacted changes in tax rates and tax laws. We record valuation allowances to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. See Note 10 for further discussion.

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

M. New Accounting Pronouncements

Adoption of New Accounting Standards

Segment reporting (ASU 2023-07) - In November 2023, the Financial Accounting Standards Board (FASB) issued accounting guidance that requires incremental disclosures related to reportable segments which includes significant segment expense categories and amounts for each reportable segment. The expanded annual disclosures were effective for our year ending December 31, 2024, and the expanded interim disclosures are effective in 2025 and will be applied retrospectively to all prior periods presented.

We consider the applicability and impact of all Accounting Standards Updates (ASUs). We adopted the following ASU effective January 1, 2024, which did not have a material impact on our financial statements:

ASU	Description
2023-01	Leases – Common control arrangements

Accounting Standards Issued But Not Yet Adopted

Income tax reporting (ASU 2023-09) - In December 2023, the FASB issued accounting guidance to expand the annual disclosure requirements for income taxes, primarily related to the rate reconciliation and income taxes paid. The expanded disclosures are effective for our year ending December 31, 2025, and can be applied prospectively or retrospectively. We are in the process of evaluating the effect of this new guidance on the related disclosures.

Disaggregation of income statement expenses (ASU 2024-03) - In November 2024, the FASB issued accounting guidance to enhance transparency into the nature and function of income statement expenses. The amendments require that on an annual and interim basis, entities disclose disaggregated operating expense information about specific categories, including employee compensation, depreciation and amortization. The expanded annual disclosures are effective for our year ending December 31, 2027, and the expanded interim disclosures are effective in 2028, with early adoption permitted. We are in the process of evaluating the effect of this new guidance on the related disclosures.

All other ASUs issued but not yet adopted were assessed and determined that they either were not applicable or were not expected to have a material impact on our financial statements.

NOTE 2 – FINANCE RECEIVABLES
A summary of finance receivables included in the Consolidated Statements of Financial Position as of December 31, was as follows:

(Millions of dollars)	2024	2023
Retail loans(1)	$17,331	$16,501
Retail leases	6,380	6,554
Caterpillar purchased receivables	4,283	3,949
Wholesale loans(1)	1,235	1,069
Wholesale leases	2	4
Total finance receivables	29,231	28,077
Less: Allowance for credit losses	(267)	(331)
Total finance receivables, net	$28,964	$27,746

(1) Includes failed sale leasebacks.

Maturities of our finance receivables, as of December 31, 2024, reflect contractual repayments due from borrowers and were as follows:

(Millions of dollars)
Amounts due in	Retail loans	Retail leases	Caterpillar purchased receivables	Wholesale loans	Wholesale leases	Total
2025	$7,593	$2,451	$4,317	$885	$1	$15,247
2026	4,547	1,711	—	177	—	6,435
2027	3,153	1,028	—	137	—	4,318
2028	1,764	556	—	8	—	2,328
2029	624	250	—	1	—	875
Thereafter	150	87	—	—	—	237
Total	17,831	6,083	4,317	1,208	1	29,440
Guaranteed residual value(1)	6	403	—	31	—	440
Unguaranteed residual value(1)	2	585	—	2	1	590
Unearned income	(508)	(691)	(34)	(6)	—	(1,239)
Total	$17,331	$6,380	$4,283	$1,235	$2	$29,231

(1) For Retail loans and Wholesale loans, represents residual value on failed sale leasebacks.

Our finance receivables generally may be repaid or refinanced without penalty prior to contractual maturity and we also sell finance receivables to third parties to mitigate the concentration of credit risk with certain customers.

Finance leases
Revenues from finance leases were $437 million, $419 million and $429 million for the years ended December 31, 2024, 2023, and 2022, respectively, and are included in retail and wholesale finance revenue in the Consolidated Statements of Profit.

Allowance for credit losses

Portfolio segments
A portfolio segment is the level at which we develop a systematic methodology for determining our allowance for credit losses. Our portfolio segments and related methods for estimating expected credit losses are as follows:

Customer
We provide loans and finance leases to end-user customers primarily for the purpose of financing new and used Caterpillar machinery, engines and equipment for commercial use. We also provide financing for power generation facilities that, in most cases, incorporate Caterpillar products. The average original term of our customer finance receivables portfolio was approximately 51 months with an average remaining term of approximately 27 months as of December 31, 2024.

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

During the year ended December 31, 2024, our forecasts reflected a continuation of the trend of historically low unemployment rates as well as weakened global economic growth as central banks take actions aimed at reducing inflation. We believe the economic forecasts employed represent reasonable and supportable forecasts, followed by a reversion to long-term trends.

Dealer
We provide financing to Caterpillar dealers in the form of wholesale financing plans and working capital loans. Our wholesale financing plans provide financing to dealers for their primarily new Caterpillar equipment inventory and rental fleets on a secured and unsecured basis. In addition, we provide a variety of secured and unsecured loans to Caterpillar dealers.

We estimate the allowance for credit losses for dealer finance receivables based on historical loss rates with consideration of current economic conditions and reasonable and supportable forecasts.

In general, our Dealer portfolio segment has not historically experienced large increases or decreases in credit losses based on changes in economic conditions due to our close working relationships with the dealers and their financial strength. Therefore, we made no adjustments to historical loss rates during the year ended December 31, 2024.

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

In general, our Caterpillar Purchased Receivables portfolio segment has not historically experienced large increases or decreases in credit losses based on changes in economic conditions due to the short-term maturities of the receivables, our close working relationships with the dealers and their financial strength. Therefore, we made no adjustments to historical loss rates during the year ended December 31, 2024.

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

•North America - Finance receivables originated in the United States and Canada.
•EAME - Finance receivables originated in Europe, Africa, the Middle East and Eurasia.
•Asia/Pacific - Finance receivables originated in Australia, New Zealand, China, Japan, Southeast Asia and India.
•Latin America - Finance receivables originated in Mexico and Central and South American countries.
•Mining - Finance receivables related to large mining customers worldwide.
•Power - Finance receivables originated worldwide related to large Caterpillar electrical power generation, gas compression and co-generation systems and non-Caterpillar equipment that is powered by these systems.

An analysis of the allowance for credit losses as of December 31, was as follows:

(Millions of dollars)	2024				2023
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total	Customer	Dealer	Caterpillar Purchased Receivables	Total
Beginning Balance	$276	$51	$4	$331	$277	$65	$4	$346
Write-offs	(125)	(47)	—	(172)	(115)	—	—	(115)
Recoveries	57	—	—	57	50	—	—	50
Provision for credit losses(1)	84	—	1	85	61	(14)	—	47
Other	(34)	—	—	(34)	3	—	—	3
Ending Balance	$258	$4	$5	$267	$276	$51	$4	$331

Finance Receivables	$22,199	$2,749	$4,283	$29,231	$21,177	$2,951	$3,949	$28,077

(1) Excludes provision for credit losses on unfunded commitments and other miscellaneous receivables.

Gross write-offs by origination year for our Customer portfolio segment were as follows:

(Millions of dollars)	Year Ended December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Finance Receivables	Total
North America	$2	$19	$13	$6	$3	$1	$9	$53
EAME	1	4	5	4	2	1	—	17
Asia/Pacific	1	4	5	4	1	1	—	16
Latin America	—	3	6	5	3	8	—	25
Mining	8	3	3	—	—	—	—	14
Total	$12	$33	$32	$19	$9	$11	$9	$125

	Year Ended December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Finance Receivables	Total
North America	$2	$11	$11	$5	$3	$2	$12	$46
EAME	1	5	6	4	1	—	—	17
Asia/Pacific	2	5	8	5	1	—	—	21
Latin America	—	8	5	6	1	10	—	30
Power	—	—	—	—	—	1	—	1
Total	$5	$29	$30	$20	$6	$13	$12	$115

All $47 million of gross write-offs in the Dealer portfolio segment for the year ended December 31, 2024 were in Latin America and originated prior to 2019.

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

Customer
The aging category of the amortized cost of finance receivables in our Customer portfolio segment by origination year were as follows:

(Millions of dollars)	December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$5,340	$3,035	$1,567	$980	$244	$23	$385	$11,574
31-60 days past due	30	42	29	18	5	1	3	128
61-90 days past due	9	14	10	6	2	1	1	43
91+ days past due	13	37	26	16	6	2	1	101
EAME
Current	1,244	874	532	285	92	72	—	3,099
31-60 days past due	7	10	4	3	1	—	—	25
61-90 days past due	3	4	1	1	1	—	—	10
91+ days past due	3	14	8	6	4	1	—	36
Asia/Pacific
Current	1,064	662	313	126	31	4	46	2,246
31-60 days past due	4	6	5	2	—	—	—	17
61-90 days past due	1	1	2	1	—	—	—	5
91+ days past due	4	1	2	1	1	—	—	9
Latin America
Current	800	363	220	60	8	2	—	1,453
31-60 days past due	4	6	5	1	—	2	—	18
61-90 days past due	1	2	1	—	—	—	—	4
91+ days past due	2	6	8	4	1	1	—	22
Mining
Current	1,067	775	450	214	69	41	21	2,637
31-60 days past due	—	1	—	—	—	—	—	1
61-90 days past due	—	1	—	—	—	—	—	1
91+ days past due	4	5	5	1	—	3	—	18
Power
Current	190	184	40	43	64	63	166	750
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	2	—	2
Totals by Aging Category
Current	9,705	5,893	3,122	1,708	508	205	618	21,759
31-60 days past due	45	65	43	24	6	3	3	189
61-90 days past due	14	22	14	8	3	1	1	63
91+ days past due	26	63	49	28	12	9	1	188
Total	$9,790	$6,043	$3,228	$1,768	$529	$218	$623	$22,199

(Millions of dollars)	December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$4,430	$2,628	$2,000	$745	$220	$32	$312	$10,367
31-60 days past due	28	31	24	14	7	1	4	109
61-90 days past due	10	11	8	4	1	—	2	36
91+ days past due	12	23	18	9	4	1	2	69
EAME
Current	1,336	895	588	258	111	105	—	3,293
31-60 days past due	10	9	7	3	1	—	—	30
61-90 days past due	4	3	3	1	1	—	—	12
91+ days past due	7	17	15	8	3	1	—	51
Asia/Pacific
Current	1,134	690	368	115	37	7	45	2,396
31-60 days past due	5	7	8	2	—	—	—	22
61-90 days past due	2	3	3	2	—	—	—	10
91+ days past due	1	5	3	3	1	—	—	13
Latin America
Current	750	520	219	59	23	6	—	1,577
31-60 days past due	9	10	6	1	—	—	—	26
61-90 days past due	2	4	1	—	—	—	—	7
91+ days past due	2	10	8	5	8	11	—	44
Mining
Current	1,106	694	396	126	86	27	66	2,501
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	1	1	—	2
91+ days past due	—	—	1	—	—	1	—	2
Power
Current	152	52	65	75	42	59	162	607
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	3	—	3
Totals by Aging Category
Current	8,908	5,479	3,636	1,378	519	236	585	20,741
31-60 days past due	52	57	45	20	8	1	4	187
61-90 days past due	18	21	15	7	3	1	2	67
91+ days past due	22	55	45	25	16	17	2	182
Total	$9,000	$5,612	$3,741	$1,430	$546	$255	$593	$21,177

Finance receivables in our Customer portfolio segment are substantially secured by collateral, primarily in the form of Caterpillar and other equipment. For those contracts where the borrower is experiencing financial difficulty, repayment of the outstanding amounts is generally expected to be provided through the operation or repossession and sale of the equipment.

Dealer
As of December 31, 2024, the total amortized cost of finance receivables within our Dealer portfolio segment was current. As of December 31, 2023, the total amortized cost of finance receivables within the Dealer portfolio segment was current, with the exception of $47 million that was 91+ days past due in Latin America, all of which originated prior to 2019.

Caterpillar Purchased Receivables
The aging category of the amortized cost of finance receivables in our Caterpillar Purchased Receivables portfolio segment as of December 31, were as follows:

(Millions of dollars)	2024
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables
North America	$14	$5	$4	$23	$2,584	$2,607
EAME	3	1	—	4	740	744
Asia/Pacific	—	—	1	1	528	529
Latin America	—	—	—	—	383	383
Power	2	1	1	4	16	20
Total	$19	$7	$6	$32	$4,251	$4,283

	2023
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables
North America	$15	$5	$4	$24	$2,212	$2,236
EAME	3	1	1	5	732	737
Asia/Pacific	2	—	—	2	593	595
Latin America	1	4	18	23	348	371
Power	—	—	—	—	10	10
Total	$21	$10	$23	$54	$3,895	$3,949

Non-accrual finance receivables
In our Customer portfolio segment, finance receivables which were on non-accrual status and finance receivables over 90 days past due and still accruing income as of December 31, were as follows:

(Millions of dollars)	2024		2023
	Amortized Cost		Amortized Cost
	Non-accrual With an Allowance	91+ Still Accruing	Non-accrual With an Allowance	91+ Still Accruing
North America	$83	$20	$52	$20
EAME	33	5	34	18
Asia/Pacific	5	5	8	5
Latin America	24	—	48	1
Mining	29	—	2	—
Power	2	—	8	—
Total	$176	$30	$152	$44

There were no finance receivables in our Dealer portfolio segment on non-accrual status as of December 31, 2024. There were $47 million in finance receivables in our Dealer portfolio segment on non-accrual status as of December 31, 2023, all of which were in Latin America.

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

During the years ended December 31, 2024 and 2023, there were no finance receivable modifications granted to borrowers experiencing financial difficulty in the Dealer or Caterpillar Purchased Receivables portfolio segments. The amortized cost basis of finance receivables modified for borrowers experiencing financial difficulty in the Customer portfolio segment for the years ended December 31, 2024 and 2023 was $33 million and $47 million, respectively. Total modifications with borrowers experiencing financial difficulty represented 0.15 percent and 0.17 percent of the Customer portfolio for the same periods, respectively.

The financial effects of term extensions and payment delays for borrowers experiencing financial difficulty for the years ended December 31, were as follows:

(In months)	2024	2023
Weighted average extension to term of modified contracts	8	15
Weighted average payment deferral and/or interest only periods	6	7

After we modify a finance receivable, we continue to track its performance under its most recent modified terms. As of December 31, 2024 and 2023, defaults of loans modified were not significant.

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

Troubled debt restructurings
Prior to the adoption of ASU 2022-02, Financial Instruments – Credit Losses, a modification constituted a troubled debt restructuring ("TDR") when the lender granted a concession it would not otherwise consider to a borrower experiencing financial difficulties. Concessions granted may have included extended contract maturities, inclusion of interest only periods, below market interest rates, payment deferrals and reduction of principal and/or accrued interest.

There were no finance receivables modified as TDRs during the year ended December 31, 2022 for the Dealer or Caterpillar Purchased Receivables portfolio segments. During the year ended December 31, 2022, finance receivables in the Customer portfolio segment modified as TDRs had amortized costs of $65 million pre-modification and $64 million post-modification.

Concentration of credit risk
As of December 31, 2024 and 2023, receivables from customers in construction-related industries made up approximately 40 percent of our total portfolio. No single customer or dealer represented a significant concentration of credit risk.

NOTE 3 – EQUIPMENT ON OPERATING LEASES

The carrying amount of Equipment on operating leases, net in the Consolidated Statements of Financial Position as of December 31, was as follows:

(Millions of dollars)	2024	2023
Equipment on operating leases, at cost	$4,207	$4,433
Less: Accumulated depreciation	(1,427)	(1,419)
Equipment on operating leases, net	$2,780	$3,014

Our lease agreements may include options for the lessee to purchase the underlying asset at the end of the lease term for either a stated fixed price or fair market value.

At December 31, 2024, rental payments to be received for equipment on operating leases were as follows:

(Millions of dollars)
2025	2026	2027	2028	2029	Thereafter	Total
$723	$470	$256	$131	$45	$15	$1,640

NOTE 4 – CREDIT COMMITMENTS

Revolving credit facilities
As of December 31, 2024, we had three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and us for general liquidity purposes. Based on management’s allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of December 31, 2024 was $7.75 billion. Information on our Credit Facility is as follows:

•In August 2024, we entered into a new 364-day facility. The 364-day facility of $3.15 billion (of which $2.33 billion is available to us) expires in August 2025.
•In August 2024, we amended and extended the three-year facility (as amended and restated, "the three-year facility"). The three-year facility of $2.73 billion (of which $2.01 billion is available to us) expires in August 2027.
•In August 2024, we amended and extended the five-year facility (as amended and restated "the five-year facility"). The five-year facility of $4.62 billion (of which $3.41 billion is available to us) expires in August 2029.

In the event that either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants. Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At December 31, 2024, there were no borrowings under the Credit Facility, and Caterpillar and we were in compliance with our respective financial covenants under the Credit Facility.

Bank borrowings
Available credit lines with banks as of December 31, 2024 totaled $3.45 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements. We may guarantee subsidiary borrowings under these lines. As of December 31, 2024 and 2023, we had $687 million and $853 million, respectively, outstanding against these credit lines and were in compliance with all debt covenants under these credit lines.

Notes receivable from/payable to Caterpillar
Under our variable amount and term lending agreements and other notes receivable with Caterpillar, we may borrow up to $2.44 billion from Caterpillar and Caterpillar may borrow up to $2.14 billion from us. Most variable amount lending agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice. The term lending agreements have remaining maturities ranging up to ten years. We had notes payable of $10 million and notes receivable of $559 million outstanding under these agreements as of December 31, 2024, compared with notes payable of $24 million and notes receivable of $527 million as of December 31, 2023.

NOTE 5 – SHORT-TERM BORROWINGS

Short-term borrowings outstanding as of December 31, were comprised of the following:

(Millions of dollars)	2024		2023
	Balance	Weighted Avg. Rate	Balance	Weighted Avg. Rate
Commercial paper, net	$3,946	4.5%	$4,069	5.2%
Bank borrowings and other	165	10.8%	330	10.0%
Variable denomination floating rate demand notes	282	4.2%	244	5.2%
Total	$4,393		$4,643

NOTE 6 – LONG-TERM DEBT

During 2024, we issued $9.99 billion of medium-term notes, of which $8.04 billion were at fixed interest rates and $1.95 billion were floating interest rates. At December 31, 2024, the outstanding medium-term notes had remaining maturities ranging up to five years. Debt issuance costs are capitalized and amortized to Interest expense using the effective yield method over the term of the debt issuance. Medium-term notes, net contain fair value adjustments for debt in a fair value hedge relationship.

Long-term debt outstanding as of December 31, was comprised of the following:

(Millions of dollars)	2024		2023
	Balance	Weighted Avg. Rate	Balance	Weighted Avg. Rate
Medium-term notes	$24,940	3.9%	$23,165	3.2%
Unamortized discount and debt issuance costs	(42)		(34)
Fair value adjustments	(16)		(46)
Medium-term notes, net	24,882		23,085
Bank borrowings and other	524	9.6%	527	6.6%
Total	$25,406		$23,612

Maturities of Long-term debt outstanding (excluding fair value adjustments) as of December 31, 2024, in each of the next five years, are as follows:

(Millions of dollars)
2025	$6,619
2026	8,508
2027	7,741
2028	11
2029	2,093

Medium-term notes of $1.25 billion maturing in the first quarter of 2025 were excluded from Current maturities of long-term debt in the Consolidated Statements of Financial Position as of December 31, 2024 due to a $1.25 billion issuance of medium-term notes on January 8, 2025 of which $800 million and $450 million mature in 2027 and 2030, respectively. The preceding maturity table reflects the reclassification of $1.25 billion from maturities in 2025 to $800 million in 2027 and $450 million in 2030.

NOTE 7 – DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates and interest rates. Our Risk Management Policy (policy) allows for the use of derivative financial instruments to prudently manage foreign currency exchange rate and interest rate exposures. Our policy specifies that derivatives are not to be used for speculative purposes. Derivatives that we use are primarily foreign currency forward, option and cross currency contracts and interest rate contracts. Our derivative activities are subject to the management, direction and control of our senior financial officers. We present at least annually to our Board of Directors and the Audit Committee of the Caterpillar Board of Directors on our risk management practices, including our use of derivative financial instruments.

We recognize all derivatives at their fair value in the Consolidated Statements of Financial Position. On the date the derivative contract is entered into, the derivative instrument is (1) designated as a hedge of the fair value of a recognized asset or liability (fair value hedge), (2) designated as a hedge of a forecasted transaction or the variability of cash flows (cash flow hedge) or (3) undesignated. We record in current earnings changes in the fair value of a derivative that is qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged recognized asset or liability that is attributable to the hedged risk. For foreign exchange contracts designated as fair value hedges, the interim settlements are excluded from the effectiveness assessment and are recognized under a systematic and rational method over the life of the hedging instrument within Interest expense. We record in Accumulated other comprehensive income (loss) (AOCI) changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge, to the extent effective, in the Consolidated Statements of Financial Position until we reclassify them to earnings in the same period or periods during which the hedged transaction affects earnings. We report changes in the fair value of undesignated derivative instruments in current earnings. We classify cash flows from designated derivative financial instruments within the same category as the item being hedged in the Consolidated Statements of Cash Flows. We include cash flows from undesignated derivative financial instruments in the investing category in the Consolidated Statements of Cash Flows.

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

Foreign currency exchange rate risk
We have balance sheet positions and expected future transactions denominated in foreign currencies, thereby creating exposure to movements in exchange rates. In managing foreign currency risk, our objective is to minimize earnings volatility resulting from conversion and the remeasurement of net foreign currency balance sheet positions and future transactions denominated in foreign currencies. Our policy allows the use of foreign currency forward, option and cross currency contracts to offset the risk of currency mismatch between our assets and liabilities and exchange rate risk associated with future transactions denominated in foreign currencies. Our foreign currency forward and option contracts are primarily undesignated. We designate fixed-to-fixed cross currency contracts as cash flow hedges to protect against movements in exchange rates on foreign currency fixed-rate assets and liabilities. We designate float-to-float cross currency contracts as fair value hedges to protect against movements in exchange rates on floating-rate assets and liabilities.

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

The location and fair value of derivative instruments reported in the Consolidated Statements of Financial Position as of December 31, were as follows:

(Millions of dollars)	2024		2023
	Assets[1]	Liabilities[2]	Assets[1]	Liabilities[2]
Designated derivatives
Foreign exchange contracts	$228	$(89)	$207	$(73)
Interest rate contracts	10	(31)	50	(68)
	$238	$(120)	$257	$(141)
Undesignated derivatives
Foreign exchange contracts	$84	$(19)	$28	$(79)
	$84	$(19)	$28	$(79)

(1) Assets are classified in the Consolidated Statements of Financial Position as Other assets.
(2) Liabilities are classified in the Consolidated Statements of Financial Position as Accrued expenses.

The total notional amount of our derivative instruments was $15.97 billion and $15.73 billion as of December 31, 2024 and 2023, respectively. The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties. We calculate the amounts exchanged by the parties by referencing the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates and interest rates.

Gains (Losses) on derivative instruments for the years ended December 31, were categorized as follows:

(Millions of dollars)	Fair Value / Undesignated Hedges			Cash Flow Hedges
	Gains (Losses) Recognized[1]			Gains (Losses) Recognized in AOCI			Gains (Losses) Reclassified from AOCI[2]
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Foreign exchange contracts	$167	$(39)	$(111)	$255	$(22)	$310	$213	$(68)	$370
Interest rate contracts	(76)	(75)	(7)	11	9	111	41	58	14
	$91	$(114)	$(118)	$266	$(13)	$421	$254	$(10)	$384

(1) Foreign exchange contract gains (losses) are included in Other income (expense). Interest rate contract gains (losses) are included in Interest expense.
(2) Foreign exchange contract gains (losses) are primarily included in Other income (expense). Interest rate contract gains (losses) are included in Interest expense.

Amounts recorded in the Consolidated Statements of Financial Position related to cumulative basis adjustments for fair value hedges as of December 31, were as follows:

(Millions of dollars)	Carrying Value of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Value of the Hedged Liabilities
	2024	2023	2024	2023
Current maturities of long-term debt	$483	$982	$(16)	$(23)
Long-term debt	3,247	2,128	—	(23)
Total	$3,730	$3,110	$(16)	$(46)

As of December 31, 2024, $7 million of deferred net gains, net of tax, included in equity (AOCI in the Consolidated Statements of Financial Position), related to our cash flow hedges, are expected to be reclassified to earnings over the next twelve months. The actual amount recorded in earnings will vary based on interest rates and exchange rates at the time the hedged transactions impact earnings.

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

Collateral is typically not required of the counterparties or us under the master netting agreements. As of December 31, 2024 and 2023, no cash collateral was received or pledged under the master netting agreements.

The effect of net settlement provisions of the master netting agreements on our derivative balances upon an event of default or a termination event as of December 31, was as follows:

(Millions of dollars)	2024		2023
	Assets	Liabilities	Assets	Liabilities
Gross amounts recognized	$322	$(139)	$285	$(220)
Financial instruments not offset	(54)	54	(106)	106
Net amount	$268	$(85)	$179	$(114)

Concentration of Credit Risk
Our exposure to credit loss in the event of nonperformance by the counterparties is limited to only those gains that we have recorded, but for which we have not yet received cash payment. The master netting agreements reduce the amount of loss the company would incur should the counterparties fail to meet their obligations. At December 31, 2024 and 2023, the maximum exposure to credit loss was $322 million and $285 million, respectively, before the application of any master netting agreements.

NOTE 8 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

We present Comprehensive income (loss) and its components in the Consolidated Statements of Comprehensive Income. Changes in the balances for each component of AOCI for the years ended December 31, were as follows:

(Millions of dollars)	2024	2023	2022
Foreign currency translation
Balance at beginning of year	$(996)	$(1,068)	$(762)
Gains (losses) on foreign currency translation	(299)	55	(276)
Less: Tax provision/(benefit)	22	(17)	30
Net gains (losses) on foreign currency translation	(321)	72	(306)
(Gains) losses reclassified to earnings	61	—	—
Less: Tax provision/(benefit)	—	—	—
Net (gains) losses reclassified to earnings	61	—	—
Other comprehensive income (loss), net of tax	(260)	72	(306)
Balance at end of year	$(1,256)	$(996)	$(1,068)

Derivative financial instruments
Balance at beginning of year	$18	$21	$(12)
Gains (losses) deferred	266	(13)	421
Less: Tax provision/(benefit)	74	(3)	97
Net gains (losses) deferred	192	(10)	324
(Gains) losses reclassified to earnings	(254)	10	(384)
Less: Tax (provision)/benefit	(68)	3	(93)
Net (gains) losses reclassified to earnings	(186)	7	(291)
Other comprehensive income (loss), net of tax	6	(3)	33
Balance at end of year	$24	$18	$21

Total Accumulated other comprehensive income (loss) at end of year	$(1,232)	$(978)	$(1,047)

NOTE 9 – COMMITMENTS AND CONTINGENT LIABILITIES

Guarantees
We provide credit guarantees and residual value guarantees to third parties for financing and leasing associated with Caterpillar machinery. In addition, we provide standby letters of credit issued to third parties on behalf of our customers. These guarantees and standby letters of credit have varying terms.

No significant loss has been experienced or is anticipated under any of these guarantees. At December 31, 2024 and 2023, the related recorded liability was less than $1 million. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees was $23 million and $25 million at December 31, 2024 and 2023, respectively.

We provide guarantees to purchase certain loans of Caterpillar dealers from a special-purpose corporation (SPC) that qualifies as a VIE (see Note 1 for additional information related to the consolidation of VIEs). We receive a fee for providing this guarantee. The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers. This SPC issues commercial paper and uses the proceeds to fund its loan program. We are the primary beneficiary of the SPC as our guarantees result in us having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses and therefore we have consolidated the financial statements of the SPC. As of December 31, 2024 and 2023, the SPC’s assets of $1.14 billion and $1.35 billion, respectively, were primarily comprised of loans to dealers, which are included in Finance receivables, net in the Consolidated Statements of Financial Position, and the SPC’s liabilities of $1.14 billion and $1.35 billion, respectively, were primarily comprised of commercial paper, which is included in Short-term borrowings in the Consolidated Statements of Financial Position. The assets of the SPC are not available to pay our creditors. We may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

Lending commitments
We have commitments to extend credit to customers through lines of credit and other pre-approved credit arrangements. We apply the same credit policies and approval process for these commitments as we do for other financing. If credit is extended, collateral is generally required upon funding. The unused commitments to extend credit to customers that are not unconditionally cancellable was $843 million at December 31, 2024. The reserve for credit losses related to these commitments was $13 million at December 31, 2024 and is recorded in Other liabilities in the Consolidated Statements of Financial Position. We also have pre-approved lines of credit and other credit arrangements with Caterpillar dealers; however, we generally have the right to unconditionally cancel, alter, or amend the terms at any time.

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

NOTE 10 – INCOME TAXES

A reconciliation of the U.S. federal statutory rate to the effective rate for the years ended December 31, was as follows:

(Millions of dollars)	2024		2023		2022
Taxes computed at U.S. statutory rates	$112	21.0%	$160	21.0%	$154	21.0%
(Decreases) increases in taxes resulting from:
State income tax, net of federal tax [1]	1	0.2%	5	0.5%	4	0.5%
Non-U.S. subsidiaries taxed at other than the U.S. rate	(14)	(2.6)%	21	2.8%	19	2.6%
Valuation allowances	1	0.2%	(14)	(1.8)%	15	2.1%
Tax law change for currency translation	(224)	(42.0)%	—	—%	—	—%
Tax loss on divestiture of a non-U.S. subsidiary	48	9.0%	—	—%	—	—%
Dividend withholding tax & indefinite reinvestment change	2	0.4%	30	4.0%	—	—%
Foreign currency translation taxed at non- U.S. subsidiaries	8	1.5%	(10)	(1.3)%	(4)	(0.5)%
Other, net	—	—%	—	—%	1	0.1%
Provision for income taxes	$(66)	(12.4)%	$192	25.2%	$189	25.8%

1 Excludes amount included in Tax law change for currency translation line item.

Included in the line item above labeled “Non-U.S. subsidiaries taxed at other than the U.S. rate” are the effects of local and U.S. taxes related to earnings of non-U.S. subsidiaries and other permanent differences between tax and U.S. GAAP results.

The provision for income taxes for 2024 included a non-cash tax benefit of $224 million due to the reversal of a deferred tax liability resulting from a U.S. tax law change related to currency translation. The benefit to the tax rate was partially offset by the loss on divestiture of a non-U.S. entity with no related tax benefit during 2024. The provision for income taxes for 2023 included a tax charge of $30 million for a deferred tax liability for withholding taxes in a non-U.S. jurisdiction where earnings are not considered indefinitely reinvested.

The provision for income taxes in 2024 included a $15 million increase in the valuation allowance for a U.S. deferred tax asset related to capital loss carryforwards. The provision for income taxes for 2023 included a decrease in the valuation allowance for non-U.S. deferred tax assets primarily due to a non-cash benefit of $22 million from a non-U.S. subsidiary which has returned to consistent and sustainable profitability. The provision for income taxes for 2023 and 2022 included an increase in valuation allowance for non-U.S. deferred tax assets due to a decrease in consistent and/or sustainable profitability to support their recognition in certain jurisdictions, resulting in an $8 million and $15 million non-cash expense, respectively.

Distributions of profits from non-U.S. subsidiaries are not expected to cause a significant incremental U.S. tax impact in the future. However, these distributions may be subject to non-U.S. withholding taxes if profits are distributed from certain jurisdictions. We have not recorded a deferred tax liability for withholding taxes in non-U.S. jurisdictions where earnings are considered indefinitely reinvested. Undistributed profits of non-U.S. subsidiaries of approximately $3 billion are considered indefinitely reinvested. Determination of the amount of unrecognized deferred tax liability related to indefinitely reinvested profits is not feasible primarily due to our legal entity operating structure and the complexity of U.S. and local tax laws. If management intentions or U.S. tax law changes in the future, there could be an impact on the provision for income taxes to record an incremental tax liability in the period the change occurs.

The components of Profit before income taxes for the years ended December 31, were as follows:

(Millions of dollars)	2024	2023	2022
U.S.	$173	$384	$439
Non-U.S.	360	376	292
Total	$533	$760	$731

Profit before income taxes, as shown above, is based on the location of the entity to which such earnings are attributable. Where an entity’s earnings are subject to taxation, however, may not correlate solely to where an entity is located. Thus, the income tax provision shown below as U.S. or non-U.S. may not correspond to the earnings shown above.

The components of the Provision for income taxes for the years ended December 31, were as follows:

(Millions of dollars)
Current income tax provision:	2024	2023	2022
U.S.	$117	$36	$116
Non-U.S.	109	150	95
State (U.S.)	2	3	5
	228	189	216
Deferred income tax provision (benefit):
U.S.	(283)	33	(36)
Non-U.S.	9	(31)	8
State (U.S.)	(20)	1	1
	(294)	3	(27)
Total Provision for income taxes	$(66)	$192	$189

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

Income taxes payable were $255 million and $190 million as of December 31, 2024 and 2023, respectively, and are included in Other liabilities in the Consolidated Statements of Financial Position.

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

(Millions of dollars)	2024	2023
Assets:
Other assets	$114	$144
Liabilities:
Other liabilities	(330)	(617)
Deferred income taxes, net	$(216)	$(473)

Our consolidated deferred income taxes consisted of the following components as of December 31:

(Millions of dollars)
Deferred income tax assets:	2024	2023
Allowance for credit losses	$77	$95
Tax carryforwards	122	103
Revenue timing differences	19	16
	218	214
Deferred income tax liabilities:
Capital assets, including lease basis differences	(367)	(430)
Deferred income tax on translation adjustment	—	(200)
Undistributed profits of non-U.S. subsidiaries	(15)	(16)
	(382)	(646)

Valuation allowance for deferred income tax assets	(51)	(39)
Other, net	(1)	(2)
Deferred income taxes, net	$(216)	$(473)

At December 31, 2024, deferred tax assets for U.S. state losses of $4 million expire on or before 2040. Of these U.S. state deferred tax assets, less than $1 million were reduced by valuation allowances.

In some U.S. state income tax jurisdictions, we join with other Caterpillar entities in filing combined income tax returns. In other U.S. state income tax jurisdictions, we file on a separate, stand-alone basis.

Deferred tax assets for U.S. federal loss carryforwards total $16 million, of which $1 million expires before 2027 and $15 million expires before 2030. U.S. entities have recorded valuation allowances of $16 million against the U.S. federal loss carryforwards. Deferred tax assets for losses and credit carryforwards of non-U.S. entities of $29 million expire on or before 2042, while the remaining $73 million may be carried over indefinitely. Non-U.S. entities that have not yet demonstrated consistent and/or sustainable profitability to support the recognition of net deferred income tax assets have recorded valuation allowances of $34 million against tax carryforwards and other deferred tax assets.

A reconciliation of the beginning and ending amounts of gross unrecognized income tax benefits for uncertain income tax positions, including positions impacting only the timing of income tax benefits was as follows:

(Millions of dollars)	2024	2023	2022
Reconciliation of unrecognized income tax benefits(1):
Balance at beginning of year	$119	$127	$131
Additions for income tax positions related to current year	15	—	—
Additions for income tax positions related to prior year	—	—	—
Reductions for income tax positions related to prior year	—	(2)	—
Reductions for income tax positions related to settlements	—	(6)	(4)
Balance at end of year	$134	$119	$127

Amount that, if recognized, would impact the effective tax rate	$134	$119	$127

(1) Foreign currency translation amounts are included within each line as applicable.

We classify interest and penalties on income taxes as a component of the provision for income taxes. During the years ended December 31, 2024, 2023 and 2022, interest and penalties were not material. As of December 31, 2024 and 2023, the total amount of accrued interest and penalties was $10 million and $6 million, respectively.

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

NOTE 11 – FAIR VALUE DISCLOSURES

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

Derivative financial instruments are measured on a recurring basis at fair value and are classified as Level 2 measurements. We had derivative financial instruments included in our Consolidated Statements of Financial Position in a net asset position of $183 million and $65 million as of December 31, 2024 and 2023, respectively. See Note 7 for additional information.

Loans measured at fair value
Certain loans are subject to measurement at fair value on a nonrecurring basis and are classified as Level 3 measurements. A loan is measured at fair value when management determines that collection of contractual amounts due is not probable and the loan is individually evaluated. In these cases, an allowance for credit losses may be established based either on the present value of expected future cash flows discounted at the receivables’ effective interest rate, the fair value of the collateral for collateral-dependent receivables or the observable market price of the receivable. In determining collateral value, we estimate the current fair market value of the collateral less selling costs. We had loans carried at fair value of $59 million and $55 million as of December 31, 2024 and 2023, respectively.

B.Fair Values of Financial Instruments
Cash and cash equivalents, restricted cash (included in Other assets in the Consolidated Statements of Financial Position), and Short-term borrowings (see Note 5) are classified as Level 1 measurements and carrying amount approximates fair value. We use the following methods and assumptions to estimate the fair value of our financial instruments not carried at fair value:

•Finance receivables, net – We estimate fair value by discounting the future cash flows using current rates representative of receivables with similar remaining maturities.
•Long-term debt – We estimate fair value for fixed and floating-rate debt based on quoted market prices.

Fair values of our financial instruments not carried at fair value as of December 31, were as follows:

(Millions of dollars)	2024		2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets
Finance receivables, net (excluding finance leases(1))	$22,026	$21,593	$20,746	$20,330	3	Note 2
Liabilities
Long-term debt	$25,406	$25,304	$23,612	$23,299	2	Note 6

(1) Represents finance leases and failed sale leasebacks of $6.94 billion and $7.00 billion as of December 31, 2024 and 2023, respectively.

NOTE 12 – TRANSACTIONS WITH RELATED PARTIES

We have a Support Agreement with Caterpillar, which provides that Caterpillar will (1) remain, directly or indirectly, our sole owner; (2) cause us to maintain a tangible net worth of at least $20 million; and (3) ensure that we maintain a ratio of profit before income taxes and interest expense to interest expense (as defined by the Support Agreement) of not less than 1.15 to 1, calculated on an annual basis. Although this agreement can be modified or terminated by either party, any termination or any modification which would adversely affect holders of our debt requires the consent of holders of 66-2/3 percent in principal amount of outstanding debt of each series so affected. Any modification or termination which would adversely affect the lenders under the Credit Facility requires their consent. Caterpillar’s obligation under this agreement is not directly enforceable by any of our creditors and does not constitute a guarantee of any of our obligations. Cash dividends of $625 million, $425 million, and $275 million were paid to Caterpillar in 2024, 2023, and 2022, respectively.

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

(Millions of dollars)	2024	2023	2022
Payable to Caterpillar - borrowings as of December 31,	$10	$24	$23
Payable to Caterpillar - other as of December 31,	118	113	101
Notes receivable from Caterpillar as of December 31,	559	527	482
Other receivables from Caterpillar as of December 31,(2)	85	39	133
Interest expense	1	1	1
Interest income on Notes Receivable with Caterpillar(1)	23	21	17

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

(Millions of dollars)	2024	2023	2022
Purchases made	$52,930	$53,382	$47,158
Revenue earned	625	617	417
Purchased Receivables as of December 31,	4,283	3,949	4,297

We participate in certain marketing programs offered in conjunction with Caterpillar that allow us to periodically offer financing to customers at interest rates that are below market rates. Under these marketing programs, Caterpillar funds an amount at the outset of the transaction, which we then recognize as revenue over the term of the financing. During 2024, 2023 and 2022, relative to such programs, we received $540 million, $332 million and $339 million, respectively. We had Finance receivables, net and Equipment on operating leases, net with Caterpillar of $278 million and $155 million as of December 31, 2024 and 2023, respectively. For the years ended December 31, 2024, 2023 and 2022, we recognized revenues of $31 million, $27 million and $24 million, respectively, related to these finance receivables and operating leases. For the years ended December 31, 2024, 2023 and 2022, we recognized depreciation related to these operating leases of $18 million, $18 million and $17 million, respectively. At December 31, 2024 and 2023, $473 million and $376 million, respectively, of our portfolio was subject to guarantees by Caterpillar and affiliates.

Caterpillar provides defined benefit pension plans, defined contribution plans and other postretirement benefit plans to employees. We reimburse Caterpillar for these charges and other employee benefits paid by Caterpillar related to our employees. Further information about these plans is available in Caterpillar’s 2024 Annual Report on Form 10-K filed separately with the Securities and Exchange Commission.

Caterpillar provides operational and administrative support, which is integral to the conduct of our business. In 2024, 2023 and 2022, these operational and support charges for which we reimburse Caterpillar amounted to $50 million, $50 million and $52 million, respectively. In addition, we provide administrative support services to certain Caterpillar subsidiaries. Caterpillar reimburses us for these charges. During 2024, 2023 and 2022, these charges amounted to $16 million, $15 million and $13 million, respectively.

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

NOTE 13 – SEGMENT AND GEOGRAPHIC INFORMATION

A.    Basis for Segment Information

Our executive office is comprised of our Chief Executive Officer (CEO), who is our Chief Operating Decision Maker (CODM) and five Vice Presidents. Each of our regional operating segments: North America, EAME, Asia/Pacific, and Latin America is led by a Vice President. The Mining and Power operating segments are led by one Vice President. Our CEO allocates resources and manages operating performance at the Vice President level.

B.    Description of Segments

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
•Power - Provides financing worldwide for large Caterpillar electrical power generation, gas compression and co-generation systems and non-Caterpillar equipment that is powered by these systems.

C.     Segment Measurement and Reconciliations

We determine segment profit on a pretax basis. Cash, debt and other expenses are allocated to our segments based on their respective portfolios. Interest expense is calculated based on the amount of allocated debt and the rates associated with that debt using a consistent leverage ratio.

Our CODM uses segment profit to evaluate the performance of each segment by monitoring key performance metrics to identify trends and evaluate which segments require additional resources or strategic adjustments. The CODM also uses segment profit to support the allocation of resources predominantly in the annual budget and forecasting process and monitors forecast-to-actual variances monthly.

Reconciling items are created based on accounting differences between segment reporting and consolidated external reporting. For the reconciliation of Profit before income taxes, we have grouped the reconciling items as follows:

•Unallocated - Corporate requirements and strategies that are considered to be for the benefit of the entire organization. Also included are the consolidated results of the SPC (see Note 9 for additional information) and other miscellaneous items.
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
◦The net gain or loss from interest rate derivatives is excluded from segment reporting.
•Divestiture - Loss on divestiture included in Other income (expense). See Note 14 for more information.

Supplemental segment data and reconciliations to consolidated external reporting for the years ended December 31, was as follows:

(Millions of dollars) 2024	External revenues	Interest expense	Depreciation on equipment leased to others	General, operating and administrative expenses	Provision for credit losses	Other segment items(1)	Profit before income taxes
North America	$1,988	$634	$512	$185	$70	$17	$570
EAME	380	143	54	89	(12)	4	102
Asia/Pacific	271	100	4	77	—	3	87
Latin America	338	152	13	53	6	4	110
Mining	377	105	137	39	19	1	76
Power	65	33	2	11	(8)	—	27
Total Segments	3,419	1,167	722	454	75	29	972
Unallocated	85	492	—	195	—	(28)	(574)
Timing	(15)	—	—	(16)	—	—	1
Methodology	—	(372)	—	11	—	17	344
Divestiture	—	—	—	—	—	210	(210)
Total	$3,489	$1,287	$722	$644	$75	$228	$533

2023	External revenues	Interest expense	Depreciation on equipment leased to others	General, operating and administrative expenses	Provision for credit losses	Other segment items(1)	Profit before income taxes
North America	$1,786	$463	$512	$170	$32	$13	$596
EAME	368	103	57	93	3	11	101
Asia/Pacific	278	102	4	69	(2)	—	105
Latin America	348	174	12	52	1	6	103
Mining	341	80	126	37	(2)	1	99
Power	58	26	2	11	16	4	(1)
Total Segments	3,179	948	713	432	48	35	1,003
Unallocated	83	394	—	162	1	33	(507)
Timing	(14)	—	—	(16)	—	—	2
Methodology	—	(309)	—	10	—	37	262
Total	$3,248	$1,033	$713	$588	$49	$105	$760

2022	External revenues	Interest expense	Depreciation on equipment leased to others	General, operating and administrative expenses	Provision for credit losses	Other segment items(1)	Profit before income taxes
North America	$1,512	$263	$503	$155	$25	$16	$550
EAME	285	79	55	88	49	2	12
Asia/Pacific	283	73	5	62	6	3	134
Latin America	284	136	10	43	7	3	85
Mining	294	42	143	35	9	2	63
Power	53	15	2	12	(15)	2	37
Total Segments	2,711	608	718	395	81	28	881
Unallocated	35	204	—	143	—	—	(312)
Timing	(12)	—	—	(16)	—	—	4
Methodology	—	(246)	—	9	—	79	158
Total	$2,734	$566	$718	$531	$81	$107	$731

(1) Other segment items are primarily costs related to repossessed and returned equipment.

(Millions of dollars)	Assets as of December 31,		Capital Expenditures(1)
	2024	2023	2024	2023	2022
North America	$17,800	$16,303	$787	$961	$862
EAME	4,668	5,117	74	73	117
Asia/Pacific	3,276	3,435	14	4	6
Latin America	2,423	2,583	21	21	25
Mining	3,306	3,059	156	229	120
Power	812	662	—	—	—
Total Segments	$32,285	$31,159	$1,052	$1,288	$1,130
Unallocated	1,921	2,054	33	9	9
Timing	(12)	20	—	—	—
Methodology	128	145	—	—	—
Inter-segment Eliminations(2)	(238)	(266)	—	—	—
Total	$34,084	$33,112	$1,085	$1,297	$1,139

(1) Capital expenditures include expenditures for equipment on operating leases and other miscellaneous capital expenditures.
(2) Eliminations are primarily related to intercompany loans.

Geographic information:

(Millions of dollars)	2024	2023	2022
Revenues
Inside U.S.	$2,096	$1,879	$1,551
All other	1,393	1,369	1,183
Total	$3,489	$3,248	$2,734

Equipment on operating leases, net and property and equipment, net (included in Other assets)	2024	2023
Inside U.S.	$1,925	$2,066
Inside Canada	478	539
All other	529	544
Total	$2,932	$3,149

NOTE 14 – DIVESTITURE

We divested a non-U.S. entity on June 13, 2024 and recognized a pre-tax loss of approximately $210 million. The loss on divestiture is included within Other income (expense) in the Consolidated Statements of Profit. The proceeds were allocated in accordance with the sales agreement and agreement with Caterpillar.