Form 10-Q
period 2025-03-31
CATERPILLAR FINANCIAL SERVICES CORP
filed 2025-05-07
CIK 764764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Yes ☐ No ☒

As of May 7, 2025, one share of common stock of the registrant was outstanding, which is owned by Caterpillar Inc.

The registrant is a wholly owned subsidiary of Caterpillar Inc. and meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced disclosure format.

Table of Contents

Part I. Financial Information
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	*
Item 4.	Controls and Procedures	30

Part II. Other Information
Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*
Item 3.	Defaults Upon Senior Securities	*
Item 4.	Mine Safety Disclosures	*
Item 5.	Other Information	30
Item 6.	Exhibits	31
* Item omitted because no answer is called for or item is not applicable.

UNAUDITED

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In addition to the accompanying unaudited consolidated financial statements for Caterpillar Financial Services Corporation (together with its subsidiaries, “Cat Financial,” “the Company,” “we,” “us” or “our”), we suggest that you read our 2024 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 14, 2025. The Company files electronically with the SEC required reports on Form 8-K, Form 10-Q, Form 10-K; registration statements on Form S-3; and other forms or reports as required. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished with the SEC are available free of charge through Caterpillar Inc.’s (“Caterpillar”) website (www.Caterpillar.com/secfilings) as soon as reasonably practicable after filing with the SEC. In addition, the public may obtain more detailed information about our parent company, Caterpillar, by visiting its website (www.Caterpillar.com). None of the information contained at any time on our website or Caterpillar’s website is incorporated by reference into this document.

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF PROFIT
(Unaudited)
(Dollars in Millions)

	Three Months Ended March 31,
	2025	2024
Revenues:
Retail finance	$441	$404
Operating lease	228	233
Wholesale finance	153	173
Other, net	38	43
Total revenues	860	853

Expenses:
Interest	325	298
Depreciation on equipment leased to others	173	181
General, operating and administrative	151	154
Provision for credit losses	29	7
Other	5	7
Total expenses	683	647

Other income (expense)	(3)	23

Profit before income taxes	174	229

Provision for income taxes	44	59

Profit of consolidated companies	130	170

Less: Profit attributable to noncontrolling interests	—	1

Profit attributable to Caterpillar Financial Services Corporation	$130	$169

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Millions)

	Three Months Ended March 31,
	2025	2024

Profit of consolidated companies	$130	$170

Other comprehensive income (loss), net of tax (Note 5):
Foreign currency translation	88	(121)
Derivative financial instruments	(12)	(2)
Total Other comprehensive income (loss), net of tax	76	(123)

Comprehensive income (loss)	206	47

Less: Comprehensive income (loss) attributable to noncontrolling interests	—	1

Comprehensive income (loss) attributable to Caterpillar Financial Services Corporation	$206	$46

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in Millions, except share data)

	March 31, 2025	December 31, 2024
Assets:
Cash and cash equivalents	$663	$599
Finance receivables, net of allowance for credit losses of $282 and $267	29,400	28,964
Notes receivable from Caterpillar	592	559
Equipment on operating leases, net	2,689	2,780
Other assets	1,079	1,182
Total assets	$34,423	$34,084

Liabilities and shareholder’s equity:
Payable to dealers and others	$159	$137
Payable to Caterpillar - borrowings and other	152	128
Accrued expenses	428	489
Short-term borrowings	3,454	4,393
Current maturities of long-term debt	9,286	6,619
Long-term debt	17,201	18,787
Other liabilities	647	641
Total liabilities	31,327	31,194

Commitments and contingent liabilities (Note 7)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid-in amount)	745	745
Additional paid-in capital	2	2
Retained earnings	3,430	3,300
Accumulated other comprehensive income (loss)	(1,156)	(1,232)
Noncontrolling interests	75	75
Total shareholder’s equity	3,096	2,890

Total liabilities and shareholder’s equity	$34,423	$34,084

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(Unaudited)
(Dollars in Millions)

Three Months Ended March 31, 2024	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance at December 31, 2023	$745	$2	$3,327	$(978)	$74	$3,170
Profit of consolidated companies			169		1	170
Foreign currency translation, net of tax				(121)		(121)
Derivative financial instruments, net of tax				(2)		(2)
Balance at March 31, 2024	$745	$2	$3,496	$(1,101)	$75	$3,217

Three Months Ended March 31, 2025
Balance at December 31, 2024	$745	$2	$3,300	$(1,232)	$75	$2,890
Profit of consolidated companies			130			130
Foreign currency translation, net of tax				88		88
Derivative financial instruments, net of tax				(12)		(12)
Balance at March 31, 2025	$745	$2	$3,430	$(1,156)	$75	$3,096

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Profit of consolidated companies	$130	$170
Adjustments to reconcile profit to net cash provided by operating activities:
Depreciation and amortization	177	185
Accretion of Caterpillar purchased receivable revenue	(134)	(153)
Provision for credit losses	29	7
Provision (benefit) for deferred income taxes	(4)	(32)
Other, net	(12)	25
Changes in assets and liabilities:
Other assets	21	3
Payable to dealers and others	43	23
Accrued expenses	(24)	(27)
Other payables with Caterpillar	16	13
Other liabilities	1	49
Net cash provided by operating activities	243	263
Cash flows from investing activities:
Expenditures for equipment on operating leases	(159)	(226)
Capital expenditures - excluding equipment on operating leases	(11)	(7)
Proceeds from disposals of equipment	132	150
Additions to finance receivables	(3,544)	(3,573)
Collections of finance receivables	3,464	3,569
Net changes in Caterpillar purchased receivables	(3)	(137)
Proceeds from sales of receivables	7	13
Net change in variable lending to Caterpillar	(46)	—
Collections of other notes receivable from Caterpillar	15	14
Settlements of undesignated derivatives	33	(23)
Net cash provided by (used for) investing activities	(112)	(220)
Cash flows from financing activities:
Proceeds from debt issued (original maturities greater than three months)	2,633	2,731
Payments on debt issued (original maturities greater than three months)	(1,770)	(1,564)
Short-term borrowings, net (original maturities three months or less)	(934)	(1,050)
Net cash provided by (used for) financing activities	(71)	117
Effect of exchange rate changes on cash, cash equivalents and restricted cash	7	(10)
Increase (decrease) in cash, cash equivalents and restricted cash	67	150
Cash, cash equivalents and restricted cash at beginning of year(1)	600	729
Cash, cash equivalents and restricted cash at end of period(1)	$667	$879

(1)    As of March 31, 2025 and December 31, 2024, restricted cash, which is included in Other assets in the Consolidated Statements of Financial Position, was $4 million and $1 million, respectively. Restricted cash primarily includes cash related to syndication activities.

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Notes to Consolidated Financial Statements
(Unaudited)

1.Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated profit for the three months ended March 31, 2025 and 2024, (b) the consolidated comprehensive income for the three months ended March 31, 2025 and 2024, (c) the consolidated financial position at March 31, 2025 and December 31, 2024, (d) the consolidated changes in shareholder’s equity for the three months ended March 31, 2025 and 2024 and (e) the consolidated cash flows for the three months ended March 31, 2025 and 2024. The preparation of financial statements, in conformity with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), requires management to make estimates and assumptions that affect the reported amounts. Significant estimates include residual values for leased assets, allowance for credit losses and income taxes. Actual results may differ from these estimates.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2024 (2024 Form 10-K). The December 31, 2024 financial position data included herein was derived from the audited consolidated financial statements included in the 2024 Form 10-K but does not include all disclosures required by generally accepted accounting principles. Certain amounts for prior periods have been reclassified to conform with the current period financial statement presentation.

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

2.New Accounting Pronouncements

A.Adoption of New Accounting Standards

We consider the applicability and impact of all Accounting Standards Updates (ASUs). We determined that the ASUs effective January 1, 2025 were either not applicable or did not have a material impact on our financial statements.

B.    Accounting Standards Issued But Not Yet Adopted

Income tax reporting (ASU 2023-09) - In December 2023, the Financial Accounting Standards Board (FASB) issued accounting guidance to expand the annual disclosure requirements for income taxes, primarily related to the rate reconciliation and income taxes paid. The expanded disclosures are effective for our year ending December 31, 2025, and can be applied prospectively or retrospectively. We are in the process of evaluating the effect of this new guidance on the related disclosures.

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

UNAUDITED

3.Finance Receivables

A summary of finance receivables included in the Consolidated Statements of Financial Position was as follows:

(Millions of dollars)	March 31, 2025	December 31, 2024
Retail loans(1)	$17,601	$17,331
Retail leases	6,477	6,380
Caterpillar purchased receivables	4,477	4,283
Wholesale loans(1)	1,126	1,235
Wholesale leases	1	2
Total finance receivables	29,682	29,231
Less: Allowance for credit losses	(282)	(267)
Total finance receivables, net	$29,400	$28,964

(1)    Includes failed sale leasebacks.

Finance leases
Revenues from finance leases were $112 million and $106 million for the three months ended March 31, 2025 and 2024, respectively, and are included in retail and wholesale finance revenues in the Consolidated Statements of Profit.

A.Allowance for credit losses

Portfolio segments
A portfolio segment is the level at which we develop a systematic methodology for determining our allowance for credit losses. Our portfolio segments and related methods for estimating expected credit losses are as follows:

Customer
We provide loans and finance leases to end-user customers primarily for the purpose of financing new and used Caterpillar machinery, engines and equipment for commercial use. We also provide financing for power generation facilities that, in most cases, incorporate Caterpillar products. The average original term of our customer finance receivables portfolio was approximately 51 months with an average remaining term of approximately 27 months as of March 31, 2025.

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

During the three months ended March 31, 2025, our forecasts reflected a continuation of the trend of historically low unemployment rates as well as global market uncertainty and continued actions by global central banks aimed at reducing inflation. We believe the economic forecasts employed represent reasonable and supportable forecasts, followed by a reversion to long-term trends.

Dealer
We provide financing to Caterpillar dealers in the form of wholesale financing plans and working capital loans. Our wholesale financing plans provide financing to dealers for their primarily new Caterpillar equipment inventory and rental fleets on a secured and unsecured basis. In addition, we provide a variety of secured and unsecured retail loans to Caterpillar dealers.

We estimate the allowance for credit losses for dealer finance receivables based on historical loss rates with consideration of current economic conditions and reasonable and supportable forecasts.

In general, our Dealer portfolio segment has not historically experienced large increases or decreases in credit losses based on changes in economic conditions due to our close working relationships with the dealers and their financial strength. Therefore, we made no adjustments to historical loss rates during the three months ended March 31, 2025.

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

In general, our Caterpillar Purchased Receivables portfolio segment has not historically experienced large increases or decreases in credit losses based on changes in economic conditions due to the short-term maturities of the receivables, our close working relationships with the dealers and their financial strength. Therefore, we made no adjustments to historical loss rates during the three months ended March 31, 2025.

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
•Power - Finance receivables originated worldwide to large power customers related to Caterpillar electrical power generation, gas compression and co-generation systems and non-Caterpillar equipment that is powered by these systems.

An analysis of the allowance for credit losses was as follows:

(Millions of dollars)	Three Months Ended March 31, 2025				Three Months Ended March 31, 2024
	Customer	Dealer	Caterpillar Purchased Receivables	Total	Customer	Dealer	Caterpillar Purchased Receivables	Total
Beginning Balance	$258	$4	$5	$267	$276	$51	$4	$331
Write-offs	(30)	—	—	(30)	(23)	(47)	—	(70)
Recoveries	10	—	—	10	15	—	—	15
Provision for credit losses(1)	33	—	—	33	9	—	—	9
Other	2	—	—	2	(4)	—	—	(4)
Ending Balance	$273	$4	$5	$282	$273	$4	$4	$281

Finance Receivables	$22,701	$2,504	$4,477	$29,682	$20,963	$2,776	$4,195	$27,934

(1)    Excludes provision for credit losses on unfunded commitments and other miscellaneous receivables.

UNAUDITED

Gross write-offs by origination year for our Customer portfolio segment were as follows:

(Millions of dollars)	Three Months Ended March 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Finance Receivables	Total
North America	$—	$2	$5	$4	$2	$1	$2	$16
EAME	—	1	1	1	—	—	—	3
Asia/Pacific	—	—	1	—	1	—	—	2
Latin America	—	—	1	1	—	1	—	3
Mining	—	3	1	1	—	—	—	5
Power	—	—	—	—	—	1	—	1
Total	$—	$6	$9	$7	$3	$3	$2	$30

	Three Months Ended March 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Finance Receivables	Total
North America	$—	$3	$4	$2	$1	$—	$3	$13
EAME	—	1	1	1	—	—	—	3
Asia/Pacific	—	1	2	1	1	—	—	5
Latin America	—	—	1	1	—	—	—	2
Total	$—	$5	$8	$5	$2	$—	$3	$23

For the three months ended March 31, 2025, there were no gross write-offs in our Dealer portfolio segment. For the three months ended March 31, 2024, there were $47 million of gross write-offs in our Dealer portfolio segment, all of which were in Latin America and originated prior to 2020.

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

UNAUDITED

Customer
The aging category of the amortized cost of finance receivables in our Customer portfolio segment by origination year were as follows:

(Millions of dollars)	March 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$1,359	$4,932	$2,741	$1,347	$787	$181	$394	$11,741
31-60 days past due	4	37	38	29	14	4	3	129
61-90 days past due	—	18	14	6	5	2	1	46
91+ days past due	—	14	41	26	14	7	1	103
EAME
Current	324	1,197	817	479	246	128	—	3,191
31-60 days past due	—	8	8	7	4	1	—	28
61-90 days past due	—	6	8	5	1	—	—	20
91+ days past due	—	4	14	6	6	4	—	34
Asia/Pacific
Current	297	967	590	258	99	24	53	2,288
31-60 days past due	—	8	6	3	2	—	—	19
61-90 days past due	—	1	1	3	—	—	—	5
91+ days past due	—	2	2	2	1	—	—	7
Latin America
Current	260	738	332	190	46	7	—	1,573
31-60 days past due	—	10	7	4	1	2	—	24
61-90 days past due	—	3	2	2	1	—	—	8
91+ days past due	—	4	6	7	3	1	—	21
Mining
Current	211	1,008	717	400	180	90	23	2,629
31-60 days past due	—	2	—	—	—	2	—	4
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	4	7	5	—	4	—	20
Power
Current	31	235	185	39	37	112	171	810
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	1	—	1
Totals by Aging Category
Current	2,482	9,077	5,382	2,713	1,395	542	641	22,232
31-60 days past due	4	65	59	43	21	9	3	204
61-90 days past due	—	28	25	16	7	2	1	79
91+ days past due	—	28	70	46	24	17	1	186
Total	$2,486	$9,198	$5,536	$2,818	$1,447	$570	$646	$22,701

UNAUDITED

(Millions of dollars)	December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$5,340	$3,035	$1,567	$980	$244	$23	$385	$11,574
31-60 days past due	30	42	29	18	5	1	3	128
61-90 days past due	9	14	10	6	2	1	1	43
91+ days past due	13	37	26	16	6	2	1	101
EAME
Current	1,244	874	532	285	92	72	—	3,099
31-60 days past due	7	10	4	3	1	—	—	25
61-90 days past due	3	4	1	1	1	—	—	10
91+ days past due	3	14	8	6	4	1	—	36
Asia/Pacific
Current	1,064	662	313	126	31	4	46	2,246
31-60 days past due	4	6	5	2	—	—	—	17
61-90 days past due	1	1	2	1	—	—	—	5
91+ days past due	4	1	2	1	1	—	—	9
Latin America
Current	800	363	220	60	8	2	—	1,453
31-60 days past due	4	6	5	1	—	2	—	18
61-90 days past due	1	2	1	—	—	—	—	4
91+ days past due	2	6	8	4	1	1	—	22
Mining
Current	1,067	775	450	214	69	41	21	2,637
31-60 days past due	—	1	—	—	—	—	—	1
61-90 days past due	—	1	—	—	—	—	—	1
91+ days past due	4	5	5	1	—	3	—	18
Power
Current	190	184	40	43	64	63	166	750
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	2	—	2
Totals by Aging Category
Current	9,705	5,893	3,122	1,708	508	205	618	21,759
31-60 days past due	45	65	43	24	6	3	3	189
61-90 days past due	14	22	14	8	3	1	1	63
91+ days past due	26	63	49	28	12	9	1	188
Total	$9,790	$6,043	$3,228	$1,768	$529	$218	$623	$22,199

Dealer
As of March 31, 2025 and December 31, 2024, the total amortized cost of finance receivables within our Dealer portfolio segment was current.

UNAUDITED

Caterpillar Purchased Receivables
The aging category of the amortized cost of finance receivables in our Caterpillar Purchased Receivables portfolio segment were as follows:

(Millions of dollars)	March 31, 2025
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables
North America	$5	$4	$4	$13	$2,759	$2,772
EAME	4	2	1	7	799	806
Asia/Pacific	1	—	—	1	507	508
Latin America	—	—	—	—	375	375
Power	1	—	1	2	14	16
Total	$11	$6	$6	$23	$4,454	$4,477

	December 31, 2024
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables
North America	$14	$5	$4	$23	$2,584	$2,607
EAME	3	1	—	4	740	744
Asia/Pacific	—	—	1	1	528	529
Latin America	—	—	—	—	383	383
Power	2	1	1	4	16	20
Total	$19	$7	$6	$32	$4,251	$4,283

Non-accrual finance receivables
In our Customer portfolio segment, finance receivables which were on non-accrual status and finance receivables over 90 days past due and still accruing income were as follows:

(Millions of dollars)	March 31, 2025		December 31, 2024
	Amortized Cost		Amortized Cost
	Non-accrual With an Allowance	91+ Still Accruing	Non-accrual With an Allowance	91+ Still Accruing
North America	$90	$16	$83	$20
EAME	30	4	33	5
Asia/Pacific	4	3	5	5
Latin America	21	—	24	—
Mining	27	—	29	—
Power	1	—	2	—
Total	$173	$23	$176	$30

There were no finance receivables in our Dealer portfolio segment on non-accrual status as of March 31, 2025 and December 31, 2024.

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

UNAUDITED

During the three months ended March 31, 2025 and 2024, there were no finance receivable modifications granted to borrowers experiencing financial difficulty in the Dealer or Caterpillar Purchased Receivables portfolio segments. The amortized cost basis of finance receivables modified for borrowers experiencing financial difficulty in our Customer portfolio segment during the three months ended March 31, 2025 and 2024 was $6 million and $3 million, respectively. Total modifications with borrowers experiencing financial difficulty represented 0.03 percent and 0.01 percent of the Customer portfolio for the same periods, respectively.

The financial effects of term extensions and payment delays for borrowers experiencing financial difficulty for the three months ended March 31, were as follows:

(In months)	2025	2024
Weighted average extension to term of modified contracts	7	10
Weighted average payment deferral and/or interest only periods	8	9

After we modify a finance receivable, we continue to track its performance under its most recent modified terms. Defaults of loans modified in the prior twelve months were not significant during the three months ended March 31, 2025 and 2024.

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

Our policy allows us to use fixed-to-floating, floating-to-fixed and floating-to-floating interest rate contracts to meet the match-funding objective. We designate fixed-to-floating interest rate contracts as fair value hedges to protect debt against changes in fair value due to changes in the benchmark interest rate. We designate most floating-to-fixed interest rate contracts as cash flow hedges to protect against the variability of cash flows due to changes in the benchmark interest rate. We have, at certain times, liquidated fixed-to-floating and floating-to-fixed interest rate contracts. We amortize the gains or losses associated with these contracts at the time of liquidation into earnings over the remaining term of the previously designated hedged item.

The location and fair value of derivative instruments reported in the Consolidated Statements of Financial Position were as follows:

(Millions of dollars)	March 31, 2025		December 31, 2024
	Assets[1]	Liabilities[2]	Assets[1]	Liabilities[2]
Designated derivatives
Foreign exchange contracts	$128	$(48)	$228	$(89)
Interest rate contracts	43	(19)	10	(31)
	$171	$(67)	$238	$(120)
Undesignated derivatives
Foreign exchange contracts	$28	$(31)	$84	$(19)
	$28	$(31)	$84	$(19)

(1)    Assets are classified in the Consolidated Statements of Financial Position as Other assets.
(2)    Liabilities are classified in the Consolidated Statements of Financial Position as Accrued expenses.

The total notional amount of our derivative instruments was $16.16 billion and $15.97 billion as of March 31, 2025 and December 31, 2024, respectively. The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties. We calculate the amounts exchanged by the parties by referencing the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates and interest rates.

UNAUDITED

Gains (Losses) on derivative instruments are categorized as follows:

(Millions of dollars)	Three Months Ended March 31,
	Gains (Losses) Recognized[1]		Gains (Losses) Recognized in AOCI		Gains (Losses) Reclassified from AOCI[2]
	2025	2024	2025	2024	2025	2024
Cash Flow Hedges
Foreign exchange contracts	$—	$—	$(4)	$97	$8	$95
Interest rate contracts	—	—	(2)	11	1	16

Fair Value Hedges
Interest rate contracts	(7)	(20)	—	—	—	—

Undesignated Hedges
Foreign exchange contracts	(34)	37	—	—	—	—

Total	$(41)	$17	$(6)	$108	$9	$111

(1)    Foreign exchange contract gains (losses) are included in Other income (expense). Interest rate contract gains (losses) are included in Interest expense.
(2)    Foreign exchange contract gains (losses) are primarily included in Other income (expense). Interest rate contract gains (losses) are included in Interest expense.

Amounts recorded in the Consolidated Statements of Financial Position related to cumulative basis adjustments for fair value hedges were as follows:

(Millions of dollars)	Carrying Value of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Value of the Hedged Liabilities
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Current maturities of long-term debt	$488	$483	$(12)	$(16)
Long-term debt	3,838	3,247	41	—
Total	$4,326	$3,730	$29	$(16)

As of March 31, 2025, $1 million of deferred net gains, net of tax, included in equity (AOCI in the Consolidated Statements of Financial Position), related to our cash flow hedges, are expected to be reclassified to earnings over the next twelve months. The actual amount recorded in earnings will vary based on interest rates and exchange rates at the time the hedged transactions impact earnings.

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

Collateral is typically not required of the counterparties or us under the master netting agreements. As of March 31, 2025 and December 31, 2024, no cash collateral was received or pledged under the master netting agreements.

The effects of net settlement provisions of the master netting agreements on our derivative balances upon an event of default or a termination event were as follows:

(Millions of dollars)	March 31, 2025		December 31, 2024
	Assets	Liabilities	Assets	Liabilities
Gross amounts recognized	$199	$(98)	$322	$(139)
Financial instruments not offset	(74)	74	(54)	54
Net amount	$125	$(24)	$268	$(85)

UNAUDITED

5.Accumulated Other Comprehensive Income (Loss)

We present Comprehensive income (loss) and its components in the Consolidated Statements of Comprehensive Income. Changes in the balances for each component of AOCI were as follows:

(Millions of dollars)	Three Months Ended March 31,
	2025	2024
Foreign currency translation
Balance at beginning of period	$(1,256)	$(996)
Gains (losses) on foreign currency translation	88	(110)
Less: Tax provision/(benefit)	—	11
Net gains (losses) on foreign currency translation	88	(121)
Other comprehensive income (loss), net of tax	88	(121)
Balance at end of period	$(1,168)	$(1,117)

Derivative financial instruments
Balance at beginning of period	$24	$18
Gains (losses) deferred	(6)	108
Less: Tax provision/(benefit)	(1)	28
Net gains (losses) deferred	(5)	80
(Gains) losses reclassified to earnings	(9)	(111)
Less: Tax (provision)/benefit	(2)	(29)
Net (gains) losses reclassified to earnings	(7)	(82)
Other comprehensive income (loss), net of tax	(12)	(2)
Balance at end of period	$12	$16

Total Accumulated other comprehensive income (loss) at end of period	$(1,156)	$(1,101)

UNAUDITED

6.Segment Information

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
•Power - Provides financing worldwide to large power customers related to Caterpillar electrical power generation, gas compression and co-generation systems and non-Caterpillar equipment that is powered by these systems.

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

Reconciling items are created based on accounting differences between segment reporting and consolidated external reporting. The following is a list of significant reconciling items:

•Unallocated - Corporate requirements and strategies that are considered to be for the benefit of the entire organization including notes receivable from Caterpillar. Also included are the consolidated results of the special-purpose corporation (SPC) (see Note 7 for additional information).
•Timing - Timing differences in the recognition of costs between segment reporting and consolidated external reporting.
•Methodology - Methodology differences between segment reporting and consolidated external reporting are as follows:
◦The impact of differences between the actual leverage and the segment leverage ratios.
◦Interest expense includes realized forward points on foreign currency forward contracts within segment reporting.
◦Segment results include off-balance sheet managed assets for which we maintain servicing responsibilities.
◦Designated derivative activity is excluded from segment results.

UNAUDITED

Supplemental segment data and reconciliations to consolidated external reporting for the three months ended March 31 were as follows:

(Millions of dollars) 2025	External revenues	Interest expense	Depreciation on equipment leased to others	General, operating and administrative expenses	Provision for credit losses	Other segment items(1)	Profit before income taxes
North America	$500	$170	$125	$48	$19	$3	$135
EAME	93	33	12	19	1	1	27
Asia/Pacific	62	24	1	17	1	—	19
Latin America	83	40	3	13	1	1	25
Mining	93	27	32	10	9	(1)	16
Power	17	10	—	3	(2)	—	6
Total Segments	848	304	173	110	29	4	228
Unallocated	17	126	—	44	—	—	(153)
Timing	(5)	—	—	(5)	—	—	—
Methodology	—	(105)	—	2	—	4	99
Total	$860	$325	$173	$151	$29	$8	$174

2024	External revenues	Interest expense	Depreciation on equipment leased to others	General, operating and administrative expenses	Provision for credit losses	Other segment items(1)	Profit before income taxes
North America	$485	$143	$129	$46	$19	$4	$144
EAME	92	33	14	22	(8)	1	30
Asia/Pacific	66	26	1	19	(1)	—	21
Latin America	85	40	3	14	(2)	1	29
Mining	92	24	33	3	—	—	26
Power	15	7	1	9	(1)	—	5
Total Segments	835	273	181	113	7	6	255
Unallocated	22	113	—	43	—	(30)	(104)
Timing	(4)	—	—	(4)	—	—	—
Methodology	—	(88)	—	2	—	8	78
Total	$853	$298	$181	$154	$7	$(16)	$229

(1)    Other segment items are primarily costs related to repossessed and returned equipment.

(Millions of dollars)	Assets as of		Capital Expenditures(1)
	March 31, 2025	December 31, 2024	2025	2024
North America	$17,948	$17,800	$134	$161
EAME	4,907	4,668	14	8
Asia/Pacific	3,272	3,276	4	2
Latin America	2,533	2,423	1	8
Mining	3,268	3,306	6	49
Power	868	812	—	—
Total Segments	$32,796	$32,285	$159	$228
Unallocated	1,813	1,921	11	5
Timing	(8)	(12)	—	—
Methodology	64	128	—	—
Inter-segment Eliminations(2)	(242)	(238)	—	—
Total	$34,423	$34,084	$170	$233

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

No significant loss has been experienced or is anticipated under any of these guarantees. At March 31, 2025 and December 31, 2024, the related recorded liability was less than $1 million. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees was $24 million and $23 million at March 31, 2025 and December 31, 2024, respectively.

We provide guarantees to purchase certain loans of Caterpillar dealers from an SPC that qualifies as a VIE. We receive a fee for providing this guarantee. The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers. This SPC issues commercial paper and uses the proceeds to fund its loan program. We are the primary beneficiary of the SPC as our guarantees result in us having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses and therefore we have consolidated the financial statements of the SPC. As of March 31, 2025 and December 31, 2024, the SPC’s assets of $1.01 billion and $1.14 billion, respectively, were primarily comprised of loans to dealers, which are included in Finance receivables, net in the Consolidated Statements of Financial Position, and the SPC’s liabilities of $1.01 billion and $1.14 billion, respectively, were primarily comprised of commercial paper, which is included in Short-term borrowings in the Consolidated Statements of Financial Position. The assets of the SPC are not available to pay our creditors. We may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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

Derivative financial instruments are measured on a recurring basis at fair value and are classified as Level 2 measurements. We had derivative financial instruments included in our Consolidated Statements of Financial Position in a net asset position of $101 million and $183 million as of March 31, 2025 and December 31, 2024, respectively. See Note 4 for additional information.
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
•Long-term debt – We estimate fair value for fixed and floating-rate debt based on quoted market prices.

Fair values of our financial instruments not carried at fair value were as follows:

(Millions of dollars)	March 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets
Finance receivables, net (excluding finance leases(1))	$22,376	$21,984	$22,026	$21,593	3	Note 3
Liabilities
Long-term debt	$26,487	$26,448	$25,406	$25,304	2

(1)    Represents finance leases and failed sale leasebacks of $7.02 billion and $6.94 billion as of March 31, 2025 and December 31, 2024, respectively.

Certain loans are subject to measurement at fair value on a nonrecurring basis. These are loans for which the company has determined that collection of contractual amounts due is not probable. Generally, the fair value of these receivables is measured using the fair value of collateral less estimated costs to sell. We had loans carried at fair value of $70 million and $59 million as of March 31, 2025 and December 31, 2024, respectively.

9.Income Taxes

The provision for income taxes for the first quarter of 2025 was $44 million on $174 million profit before income taxes compared with $59 million on $229 million profit before income taxes for the first quarter of 2024.

UNAUDITED

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide information that will assist the reader in understanding the Company’s Consolidated Financial Statements, the changes in certain key items in those financial statements between select periods and the primary factors that accounted for those changes. In addition, we discuss how certain accounting principles, policies and critical estimates affect our Consolidated Financial Statements. This MD&A should be read in conjunction with our discussion of cautionary statements and significant risks to the Company’s business under Item 1A. Risk Factors of the 2024 Form 10-K.

THREE MONTHS ENDED MARCH 31, 2025 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2024

Overview

(Millions of dollars)	Three Months Ended March 31,
	2025	2024	Change
Retail revenue	$441	$404	$37
Operating lease revenue	228	233	(5)
Wholesale revenue	153	173	(20)
Other revenue, net	38	43	(5)
Total revenues	$860	$853	$7
Profit before income taxes	$174	$229	$(55)
Profit attributable to Caterpillar Financial Services Corporation	$130	$169	$(39)

Revenues
We reported first-quarter 2025 revenues of $860 million, an increase of $7 million, or 1 percent, compared with $853 million in the first quarter of 2024. The increase in revenues was primarily due to a favorable impact from higher average earning assets of $28 million, partially offset by an unfavorable impact from lower average financing rates of $15 million.

Retail revenue for the first quarter of 2025 was $441 million, an increase of $37 million from the same period in 2024. The increase was due to a favorable impact from higher average earning assets of $19 million and a favorable impact from higher interest rates on retail finance receivables of $18 million. For the quarter ended March 31, 2025, retail average earning assets were $23.82 billion, an increase of $1.05 billion from the same period in 2024. The annualized average yield was 7.40 percent for the first quarter of 2025, compared with 7.10 percent for the first quarter of 2024.

Operating lease revenue for the first quarter of 2025 was $228 million, a decrease of $5 million from the same period in 2024. The decrease was due to an unfavorable impact from lower average earning assets of $17 million, offset by a favorable impact from higher rental rates on operating leases of $12 million.

Wholesale revenue for the first quarter of 2025 was $153 million, a decrease of $20 million from the same period in 2024. The decrease was due to an unfavorable impact from lower interest rates on wholesale finance receivables of $26 million, offset by a favorable impact from higher average earning assets of $6 million. For the quarter ended March 31, 2025, wholesale average earning assets were $5.40 billion, an increase of $181 million from the same period in 2024. The annualized average yield was 11.35 percent for the first quarter of 2025, compared with 13.23 percent for the first quarter of 2024.

UNAUDITED

Other revenue, net items were as follows:

(Millions of dollars)	Three Months Ended March 31,
	2025	2024	Change
Net gain on returned or repossessed equipment	$9	$15	$(6)
Finance receivable and operating lease fees (including late charges)	16	16	—
Interest income on Notes receivable from Caterpillar	6	5	1
Miscellaneous other revenue, net	7	7	—
Total Other revenue, net	$38	$43	$(5)

There was an unfavorable impact from currency translation on revenues of $20 million in the first quarter of 2025. Currency translation represents the net impact from converting the results of our subsidiaries to U.S. dollar reporting currency and is included in all financial statement line items.

Consolidated Profit Before Income Taxes
(1) Analysis excludes $4 million related to property taxes on operating leases for first quarter 2025 and 2024.
The chart above graphically illustrates reasons for the change in consolidated profit before income taxes between first quarter 2024 (at left) and first quarter 2025 (at right). Management utilizes these charts internally to visually communicate results.

First-quarter 2025 profit before income taxes was $174 million, a decrease of $55 million, or 24 percent, compared with $229 million for the first quarter of 2024. The decrease was mainly due to the absence of an insurance settlement of $33 million in the first quarter of 2024 and an unfavorable impact from higher provision for credit losses of $22 million.

There was an unfavorable impact from currency translation on profit before income taxes of $9 million in the first quarter of 2025. Currency translation represents the net impact from converting the results of our subsidiaries to U.S. dollar reporting currency and is included in all financial statement line items.

Provision for Income Taxes
The provision for income taxes for the first quarter of 2025 was $44 million on $174 million profit before income taxes compared with $59 million on $229 million profit before income taxes for the first quarter of 2024.

UNAUDITED

FINANCE RECEIVABLES AND EQUIPMENT ON OPERATING LEASES

New Business Volume

(Millions of dollars)	Three Months Ended March 31,
	2025	2024	Change
New retail financing	$2,800	$2,507	$293
New retail operating lease activity	164	235	(71)
New wholesale financing	12,123	13,664	(1,541)
Total	$15,087	$16,406	$(1,319)

New retail financing increased due to higher volume across all segments. The decrease in new operating lease activity was mainly driven by lower rentals of Caterpillar equipment in Mining and North America. New wholesale financing decreased primarily due to lower purchases of trade receivables from Caterpillar.

Total Managed Portfolio
We define total portfolio as Finance receivables, net plus Equipment on operating leases, net. We also manage and service receivables and leases that have been sold by us to third parties with limited or no recourse in order to mitigate our concentration of credit risk with certain customers. These assets are not available to pay our creditors. Total managed portfolio was as follows:

(Millions of dollars)	March 31, 2025	December 31, 2024	Change
Finance receivables, net	$29,400	$28,964	$436
Equipment on operating leases, net	2,689	2,780	(91)
Total portfolio	$32,089	$31,744	$345

Retail loans	$77	$80	$(3)
Retail leases	16	17	(1)
Operating leases	11	12	(1)
Total off-balance sheet managed assets	$104	$109	$(5)

Total managed portfolio	$32,193	$31,853	$340

Total Portfolio Metrics
At the end of the first quarter of 2025, past dues were 1.58 percent, compared with 1.78 percent at the end of the first quarter of 2024. Total non-performing finance receivables, which represent finance receivables currently on non-accrual status, were $173 million and $176 million at March 31, 2025 and December 31, 2024, respectively. Total non-performing finance receivables as a percentage of our finance receivables were less than 1 percent at March 31, 2025 and December 31, 2024.

Write-offs, net of recoveries, were $20 million for the first quarter of 2025, compared with $55 million for the first quarter of 2024.

Our allowance for credit losses as of March 31, 2025 was $282 million, or 0.95 percent of finance receivables, compared with $267 million, or 0.91 percent, as of December 31, 2024. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and economic forecasts. We believe our allowance is sufficient to provide for losses over the remaining life of our finance receivables portfolio as of March 31, 2025.

Global Business Conditions
Caterpillar continues to monitor a variety of external factors around the world, such as supply chain disruptions, inflationary cost, labor pressures and the impact of trade policies. We are monitoring the potential downstream impacts from these factors on our business, while remaining focused on portfolio health and continuing to provide qualified customers and dealers with new loans and leases to support their current and future business needs.

UNAUDITED

LIQUIDITY AND CAPITAL RESOURCES

Maintaining and managing adequate capital and liquidity resources includes management of funding sources and their utilization based on current, future and contingent needs. Throughout the first quarter of 2025, we experienced favorable liquidity conditions. We ended the first quarter of 2025 with $663 million of cash, an increase of $64 million from year-end 2024. Our cash balances are held in numerous locations throughout the world with approximately $467 million held by our non-U.S. subsidiaries. Amounts held by non-U.S. subsidiaries are available for general corporate use and could be used in the U.S. without incurring significant additional U.S. taxes. We expect to meet our U.S. funding needs without repatriating undistributed profits that are indefinitely reinvested outside the U.S.

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

Total borrowings outstanding as of March 31, 2025 were $29.95 billion, an increase of $142 million from December 31, 2024. Outstanding borrowings were as follows:

(Millions of dollars)	March 31, 2025	December 31, 2024
Medium-term notes, net	$25,937	$24,882
Commercial paper, net of unamortized discount	2,990	3,946
Bank borrowings – long-term	548	522
Bank borrowings – short-term	168	165
Variable denomination floating rate demand notes	296	282
Notes payable to Caterpillar	10	10
Other	2	2
Total outstanding borrowings	$29,951	$29,809

Medium-term notes
We issue medium-term unsecured notes through securities dealers or underwriters in the U.S., Europe, and other international capital markets. These notes are offered in several currencies and with a variety of maturities. These notes are senior unsecured obligations of the Company. Medium-term notes issued totaled $2.53 billion and redeemed totaled $1.65 billion for the three months ended March 31, 2025. Medium-term notes, net outstanding as of March 31, 2025 mature as follows:

(Millions of dollars)
2025	$5,939
2026	8,402
2027	7,743
2028	1,286
2029	2,090
Thereafter	448
Fair value adjustments	29
Total	$25,937

UNAUDITED

Commercial paper
We issue unsecured commercial paper in the U.S., Europe and other international capital markets. These short-term promissory notes are issued on a discounted basis and are payable at maturity.

Revolving credit facilities
As of March 31, 2025, we had three global credit facilities with a syndicate of banks totaling $10.50 billion (“Credit Facility”) available in the aggregate to both Caterpillar and us for general liquidity purposes. Based on management’s allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of March 31, 2025 was $7.75 billion. Information on our Credit Facility is as follows:

•The 364-day facility of $3.15 billion (of which $2.33 billion is available to us) expires in August 2025.
•The three-year facility, as amended in August 2024, of $2.73 billion (of which $2.01 billion is available to us) expires in August 2027.
•The five-year facility, as amended in August 2024, of $4.62 billion (of which $3.41 billion is available to us) expires in August 2029.

At March 31, 2025, Caterpillar’s consolidated net worth was $18.13 billion, which was above the $9.00 billion required under the Credit Facility. The consolidated net worth is defined in the Credit Facility as Caterpillar’s consolidated shareholders’ equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).

At March 31, 2025, our covenant interest coverage ratio was 1.36 to 1. This was above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain (loss) from interest rate derivatives to (2) interest expense, calculated at the end of each fiscal quarter for the prior four consecutive fiscal quarter period, required by the Credit Facility.

In addition, at March 31, 2025, our six-month covenant leverage ratio was 7.42 to 1. This was below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event that either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants. Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At March 31, 2025, there were no borrowings under the Credit Facility.

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

Bank borrowings
Available credit lines with banks as of March 31, 2025 totaled $3.33 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements. We may guarantee subsidiary borrowings under these lines. As of March 31, 2025, we were in compliance with all debt covenants under these credit lines.

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

UNAUDITED

Notes receivable from/payable to Caterpillar
Under our variable amount and term lending agreements and other notes receivable with Caterpillar, we may borrow up to $2.44 billion from Caterpillar and Caterpillar may borrow up to $2.14 billion from us. Most variable amount lending agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days’ notice. The term lending agreements have remaining maturities ranging up to nine years.

Off-Balance Sheet Arrangements
We are a party to certain off-balance sheet arrangements, primarily in the form of guarantees. Please refer to Note 7 of Notes to Consolidated Financial Statements for further information.

Cash Flows
Net cash provided by operating activities was $243 million in the first three months of 2025, compared with $263 million for the same period in 2024. Net cash used for investing activities was $112 million in the first three months of 2025, compared with $220 million for the same period in 2024. The change was primarily due to portfolio-related activity. Net cash used for financing activities was $71 million in the first three months of 2025, compared with net cash provided of $117 million for the same period in 2024. The change was due to external borrowing activity.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of recent accounting pronouncements, see Part I, Item 1. Note 2 - New Accounting Pronouncements.

CRITICAL ACCOUNTING ESTIMATES

For a discussion of the Company’s critical accounting estimates, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Form 10-K. There have been no significant changes to our critical accounting estimates since our 2024 Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q relate to future events and expectations and are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “believe,” “estimate,” “will be,” “will,” “would,” “expect,” “anticipate,” “plan,” “project,” “intend,” “could,” “should” or other similar words or expressions often identify forward-looking statements. All statements other than statements of historical fact are forward-looking statements, including, without limitation, statements regarding our outlook, projections, forecasts and trend descriptions. These statements do not guarantee future performance and speak only as of the date they are made, and we do not undertake to update our forward-looking statements.

Cat Financial’s actual results may differ materially from those described or implied in our forward-looking statements based on a number of factors, including, but not limited to: (i) disruptions or volatility in global financial markets limiting our sources of liquidity or the liquidity of our customers, dealers and suppliers; (ii) failure to maintain our credit ratings and potential resulting increases to our cost of borrowing and adverse effects on our cost of funds, liquidity, competitive position and access to capital markets; (iii) changes in interest rates, currency fluctuations or market liquidity conditions; (iv) an increase in delinquencies, repossessions or net losses of our customers; (v) residual values of leased equipment; (vi) our compliance with financial and other restrictive covenants in debt agreements; (vii) government monetary or fiscal policies; (viii) political and economic risks, commercial instability and events beyond our control in the countries in which we operate; (ix) demand for Caterpillar products; (x) marketing, operational or administrative support received from Caterpillar; (xi) our ability to develop, produce and market quality products that meet our customers’ needs; (xii) information technology security threats and computer crime; (xiii) alleged or actual violations of trade or anti-corruption laws and regulations; (xiv) new regulations or changes in financial services regulations; (xv) additional tax expense or exposure; (xvi) changes in accounting guidance; (xvii) catastrophic events, including global pandemics such as the COVID-19 pandemic; and (xviii) other factors described in more detail under the section entitled “Part I - Item 1A. Risk Factors” of Cat Financial’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as such factors may be updated from time to time in Cat Financial’s periodic filings with the Securities and Exchange Commission.

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

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the first quarter of 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

Caterpillar Financial Services Corporation

Date:	May 7, 2025	/s/ David T. Walton
David T. Walton, President, Director and Chief Executive Officer

Date:	May 7, 2025	/s/ Kristen R. Covey
Kristen R. Covey, Executive Vice President and Chief Financial Officer

Date:	May 7, 2025	/s/ James M. Rooney
James M. Rooney, Secretary

Date:	May 7, 2025	/s/ Daniel R. Court
Daniel R. Court, Controller (Principal Accounting Officer)