Form 10-Q
period 2025-06-30
CATERPILLAR FINANCIAL SERVICES CORP
filed 2025-08-06
CIK 764764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Yes ☐ No ☒

As of August 6, 2025, one share of common stock of the registrant was outstanding, which is owned by Caterpillar Inc.

The registrant is a wholly owned subsidiary of Caterpillar Inc. and meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced disclosure format.

Table of Contents

Part I. Financial Information
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	*
Item 4.	Controls and Procedures	34

Part II. Other Information
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*
Item 3.	Defaults Upon Senior Securities	*
Item 4.	Mine Safety Disclosures	*
Item 5.	Other Information	35
Item 6.	Exhibits	35
* Item omitted because no answer is called for or item is not applicable.

UNAUDITED

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In addition to the accompanying unaudited consolidated financial statements for Caterpillar Financial Services Corporation (together with its subsidiaries, “Cat Financial,” “the Company,” “we,” “us” or “our”), we suggest that you read our 2024 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 14, 2025. The Company files electronically with the SEC required reports on Form 8-K, Form 10-Q and Form 10-K; registration statements on Form S-3; and other forms or reports as required. Our SEC filings are available to the public free of charge on the SEC's website (www.sec.gov) and Caterpillar Inc.’s (“Caterpillar”) website (www.Caterpillar.com/secfilings) as soon as reasonably practicable after filing with the SEC. In addition, the public may obtain more detailed information about our parent company, Caterpillar, by visiting its website (www.Caterpillar.com). None of the information contained at any time on our website or Caterpillar’s website is incorporated by reference into this document.

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF PROFIT (LOSS)
(Unaudited)
(Dollars in Millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Retail finance	$459	$416	$900	$820
Operating lease	227	233	455	466
Wholesale finance	170	180	323	353
Other, net	43	36	81	79
Total revenues	899	865	1,759	1,718

Expenses:
Interest	342	315	667	613
Depreciation on equipment leased to others	174	180	347	361
General, operating and administrative	172	164	323	318
Provision for credit losses	19	6	48	13
Other	7	7	12	14
Total expenses	714	672	1,397	1,319

Other income (expense)	(2)	(211)	(5)	(188)

Profit (loss) before income taxes	183	(18)	357	211

Provision for income taxes	45	47	89	106

Profit (loss) of consolidated companies	138	(65)	268	105

Less: Profit (loss) attributable to noncontrolling interests	1	—	1	1

Profit (loss) attributable to Caterpillar Financial Services Corporation	$137	$(65)	$267	$104

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in Millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Profit (loss) of consolidated companies	$138	$(65)	$268	$105

Other comprehensive income (loss), net of tax (Note 5):
Foreign currency translation	222	21	310	(100)
Derivative financial instruments	(7)	(2)	(19)	(4)
Total Other comprehensive income (loss), net of tax	215	19	291	(104)

Comprehensive income (loss)	353	(46)	559	1

Less: Comprehensive income (loss) attributable to noncontrolling interests	1	—	1	1

Comprehensive income (loss) attributable to Caterpillar Financial Services Corporation	$352	$(46)	$558	$—

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in Millions, except share data)

	June 30, 2025	December 31, 2024
Assets:
Cash and cash equivalents	$820	$599
Finance receivables, net of allowance for credit losses of $290 and $267	30,606	28,964
Notes receivable from Caterpillar	595	559
Equipment on operating leases, net	2,781	2,780
Other assets	1,281	1,182
Total assets	$36,083	$34,084

Liabilities and shareholder’s equity:
Payable to dealers and others	$148	$137
Payable to Caterpillar - borrowings and other	1,130	128
Accrued expenses	618	489
Short-term borrowings	4,485	4,393
Current maturities of long-term debt	8,285	6,619
Long-term debt	17,294	18,787
Other liabilities	674	641
Total liabilities	32,634	31,194

Commitments and contingent liabilities (Note 7)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and
outstanding: one share (at paid-in amount)	745	745
Additional paid-in capital	2	2
Retained earnings	3,567	3,300
Accumulated other comprehensive income (loss)	(941)	(1,232)
Noncontrolling interests	76	75
Total shareholder’s equity	3,449	2,890

Total liabilities and shareholder’s equity	$36,083	$34,084

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(Unaudited)
(Dollars in Millions)

Three Months Ended June 30, 2024	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance at March 31, 2024	$745	$2	$3,496	$(1,101)	$75	$3,217
Profit (loss) of consolidated companies			(65)			(65)
Foreign currency translation, net of tax				21		21
Derivative financial instruments, net of tax				(2)		(2)
Balance at June 30, 2024	$745	$2	$3,431	$(1,082)	$75	$3,171

Three Months Ended June 30, 2025
Balance at March 31, 2025	$745	$2	$3,430	$(1,156)	$75	$3,096
Profit (loss) of consolidated companies			137		1	138
Foreign currency translation, net of tax				222		222
Derivative financial instruments, net of tax				(7)		(7)
Balance at June 30, 2025	$745	$2	$3,567	$(941)	$76	$3,449

Six Months Ended June 30, 2024
Balance at December 31, 2023	$745	$2	$3,327	$(978)	$74	$3,170
Profit (loss) of consolidated companies			104		1	105
Foreign currency translation, net of tax				(100)		(100)
Derivative financial instruments, net of tax				(4)		(4)
Balance at June 30, 2024	$745	$2	$3,431	$(1,082)	$75	$3,171

Six Months Ended June 30, 2025
Balance at December 31, 2024	$745	$2	$3,300	$(1,232)	$75	$2,890
Profit (loss) of consolidated companies			267		1	268
Foreign currency translation, net of tax				310		310
Derivative financial instruments, net of tax				(19)		(19)
Balance at June 30, 2025	$745	$2	$3,567	$(941)	$76	$3,449

See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

Caterpillar Financial Services Corporation
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Profit of consolidated companies	$268	$105
Adjustments to reconcile profit to net cash provided by operating activities:
Depreciation and amortization	355	369
Accretion of Caterpillar purchased receivable revenue	(283)	(315)
Provision for credit losses	48	13
Provision (benefit) for deferred income taxes	(25)	(51)
Loss on divestiture	—	210
Other, net	(11)	47
Changes in assets and liabilities:
Other assets	26	107
Payable to dealers and others	38	(7)
Accrued expenses	22	44
Other payables with Caterpillar	—	(9)
Other liabilities	51	101
Net cash provided by operating activities	489	614
Cash flows from investing activities:
Expenditures for equipment on operating leases	(527)	(541)
Capital expenditures - excluding equipment on operating leases	(22)	(12)
Proceeds from disposals of equipment	327	325
Additions to finance receivables	(8,076)	(7,961)
Collections of finance receivables	7,310	7,185
Net changes in Caterpillar purchased receivables	93	(138)
Proceeds from sale of business, net of cash sold	—	(153)
Proceeds from sales of receivables	18	37
Net change in variable lending to Caterpillar	(62)	(56)
Collections of other notes receivable from Caterpillar	30	27
Settlements of undesignated derivatives	(38)	10
Net cash provided by (used for) investing activities	(947)	(1,277)
Cash flows from financing activities:
Net change in variable lending from Caterpillar	(10)	(14)
Proceeds from borrowings with Caterpillar	1,000	—
Proceeds from debt issued (original maturities greater than three months)	3,731	4,151
Payments on debt issued (original maturities greater than three months)	(4,133)	(4,203)
Short-term borrowings, net (original maturities three months or less)	72	687
Net cash provided by (used for) financing activities	660	621
Effect of exchange rate changes on cash, cash equivalents and restricted cash	20	(9)
Increase (decrease) in cash, cash equivalents and restricted cash	222	(51)
Cash, cash equivalents and restricted cash at beginning of year(1)	600	729
Cash, cash equivalents and restricted cash at end of period(1)	$822	$678

(1)    As of June 30, 2025 and December 31, 2024, restricted cash, which is included in Other assets in the Consolidated Statements of Financial Position, was $2 million and $1 million, respectively. Restricted cash primarily includes cash related to syndication activities.
See Notes to Consolidated Financial Statements (Unaudited).

UNAUDITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated profit (loss) for the three and six months ended June 30, 2025 and 2024, (b) the consolidated comprehensive income (loss) for the three and six months ended June 30, 2025 and 2024, (c) the consolidated financial position at June 30, 2025 and December 31, 2024, (d) the consolidated changes in shareholder’s equity for the three and six months ended June 30, 2025 and 2024 and (e) the consolidated cash flows for the six months ended June 30, 2025 and 2024. The preparation of financial statements, in conformity with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), requires management to make estimates and assumptions that affect the reported amounts. Significant estimates include residual values for leased assets, allowance for credit losses and income taxes. Actual results may differ from these estimates.

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

UNAUDITED

3.Finance Receivables

A summary of finance receivables included in the Consolidated Statements of Financial Position was as follows:

(Millions of dollars)	June 30, 2025	December 31, 2024
Retail loans(1)	$18,160	$17,331
Retail leases	6,848	6,380
Caterpillar purchased receivables	4,582	4,283
Wholesale loans(1)	1,305	1,235
Wholesale leases	1	2
Total finance receivables	30,896	29,231
Less: Allowance for credit losses	(290)	(267)
Total finance receivables, net	$30,606	$28,964

(1)    Includes failed sale leasebacks.

Finance leases
Revenues from finance leases were $118 million and $107 million for the three months ended June 30, 2025 and 2024, respectively, and $230 million and $213 million for the six months ended June 30, 2025 and 2024, respectively, and are included in retail and wholesale finance revenues in the Consolidated Statements of Profit.

A.Allowance for credit losses

Portfolio segments
A portfolio segment is the level at which we develop a systematic methodology for determining our allowance for credit losses. Our portfolio segments and related methods for estimating expected credit losses are as follows:

Customer
We provide loans and finance leases to end-user customers primarily for the purpose of financing new and used Caterpillar machinery, engines and equipment for commercial use. We also provide financing for power generation facilities that, in most cases, incorporate Caterpillar products. The average original term of our customer finance receivables portfolio was approximately 51 months with an average remaining term of approximately 27 months as of June 30, 2025.

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

During the three and six months ended June 30, 2025, our forecasts reflected a continuation of the trend of historically low unemployment rates as well as global market uncertainty and continued actions by global central banks aimed at reducing inflation. We believe the economic forecasts employed represent reasonable and supportable forecasts, followed by a reversion to long-term trends.

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

UNAUDITED

In general, our Dealer portfolio segment has not historically experienced large increases or decreases in credit losses based on changes in economic conditions due to our close working relationships with the dealers and their financial strength. Therefore, we made no adjustments to historical loss rates during the three and six months ended June 30, 2025.

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

In general, our Caterpillar Purchased Receivables portfolio segment has not historically experienced large increases or decreases in credit losses based on changes in economic conditions due to the short-term maturities of the receivables, our close working relationships with the dealers and their financial strength. Therefore, we made no adjustments to historical loss rates during the three and six months ended June 30, 2025.

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

•North America - Finance receivables originated in the United States and Canada.
•EAME - Finance receivables originated in Europe, Africa, the Middle East and Eurasia.
•Asia/Pacific - Finance receivables originated in Australia, New Zealand, China, Japan, Southeast Asia and India.
•Latin America - Finance receivables originated in Mexico and Central and South American countries.
•Mining - Finance receivables originated worldwide related to large mining customers.
•Power - Finance receivables originated worldwide related to large power customers of Caterpillar electrical power generation, gas compression and co-generation systems and non-Caterpillar equipment that is powered by these systems.

An analysis of the allowance for credit losses was as follows:

(Millions of dollars)	Three Months Ended June 30, 2025				Three Months Ended June 30, 2024
	Customer	Dealer	Caterpillar Purchased Receivables	Total	Customer	Dealer	Caterpillar Purchased Receivables	Total
Beginning Balance	$273	$4	$5	$282	$273	$4	$4	$281
Write-offs	(27)	—	—	(27)	(33)	—	—	(33)
Recoveries	9	—	—	9	15	—	—	15
Provision for credit losses(1)	21	—	—	21	15	—	—	15
Other	5	—	—	5	(24)	—	—	(24)
Ending Balance	$281	$4	$5	$290	$246	$4	$4	$254

	Six Months Ended June 30, 2025				Six Months Ended June 30, 2024
	Customer	Dealer	Caterpillar Purchased Receivables	Total	Customer	Dealer	Caterpillar Purchased Receivables	Total
Beginning Balance	$258	$4	$5	$267	$276	$51	$4	$331
Write-offs	(57)	—	—	(57)	(56)	(47)	—	(103)
Recoveries	19	—	—	19	30	—	—	30
Provision for credit losses(1)	54	—	—	54	24	—	—	24
Other	7	—	—	7	(28)	—	—	(28)
Ending Balance	$281	$4	$5	$290	$246	$4	$4	$254

Finance Receivables	$23,629	$2,685	$4,582	$30,896	$21,293	$2,909	$4,326	$28,528

(1)    Excludes provision for credit losses on unfunded commitments and other miscellaneous receivables.

UNAUDITED

Gross write-offs by origination year for our Customer portfolio segment were as follows:

(Millions of dollars)	Three Months Ended June 30, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Finance Receivables	Total
North America	$—	$3	$6	$2	$2	$2	$2	$17
EAME	—	1	2	—	1	—	—	4
Asia/Pacific	—	1	1	1	—	—	—	3
Latin America	—	—	1	2	—	—	—	3
Total	$—	$5	$10	$5	$3	$2	$2	$27

	Three Months Ended June 30, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Finance Receivables	Total
North America	$—	$5	$2	$1	$—	$1	$3	$12
EAME	—	1	1	1	1	—	—	4
Asia/Pacific	—	1	1	2	—	—	—	4
Latin America	—	—	2	2	1	8	—	13
Total	$—	$7	$6	$6	$2	$9	$3	$33

	Six Months Ended June 30, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Finance Receivables	Total
North America	$—	$5	$11	$6	$4	$3	$4	$33
EAME	—	2	3	1	1	—	—	7
Asia/Pacific	—	1	2	1	1	—	—	5
Latin America	—	—	2	3	—	1	—	6
Mining	—	3	1	1	—	—	—	5
Power	—	—	—	—	—	1	—	1
Total	$—	$11	$19	$12	$6	$5	$4	$57

	Six Months Ended June 30, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Finance Receivables	Total
North America	$—	$8	$6	$3	$1	$1	$6	$25
EAME	—	2	2	2	1	—	—	7
Asia/Pacific	—	2	3	3	1	—	—	9
Latin America	—	—	3	3	1	8	—	15
Total	$—	$12	$14	$11	$4	$9	$6	$56

For the three months ended June 30, 2025 and 2024, there were no gross write-offs in our Dealer portfolio segment. For the six months ended June 30, 2025, there were no gross write-offs in our Dealer portfolio segment. For the six months ended June 30, 2024, there were $47 million of gross write-offs in our Dealer portfolio segment, all of which were in Latin America and originated prior to 2020.

UNAUDITED

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

Customer
The aging category of the amortized cost of finance receivables in our Customer portfolio segment by origination year were as follows:

(Millions of dollars)	June 30, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$2,805	$4,496	$2,439	$1,126	$607	$107	$443	$12,023
31-60 days past due	14	43	40	26	12	3	3	141
61-90 days past due	3	18	13	8	5	1	1	49
91+ days past due	1	27	37	26	14	5	1	111
EAME
Current	773	1,165	786	444	213	95	—	3,476
31-60 days past due	2	9	11	6	2	1	—	31
61-90 days past due	2	4	7	3	2	2	—	20
91+ days past due	—	8	14	8	4	3	—	37
Asia/Pacific
Current	616	887	533	216	80	15	55	2,402
31-60 days past due	4	9	5	5	1	—	—	24
61-90 days past due	—	2	2	2	—	—	—	6
91+ days past due	—	2	2	1	—	—	—	5
Latin America
Current	532	672	298	161	35	5	1	1,704
31-60 days past due	—	10	5	3	1	1	—	20
61-90 days past due	—	3	2	1	—	—	—	6
91+ days past due	1	7	8	7	3	—	—	26
Mining
Current	445	957	654	363	155	77	16	2,667
31-60 days past due	—	—	1	—	—	—	—	1
61-90 days past due	—	—	1	—	—	2	—	3
91+ days past due	—	3	4	5	—	1	—	13
Power
Current	125	244	178	37	32	71	176	863
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	1	—	1
Totals by Aging Category
Current	5,296	8,421	4,888	2,347	1,122	370	691	23,135
31-60 days past due	20	71	62	40	16	5	3	217
61-90 days past due	5	27	25	14	7	5	1	84
91+ days past due	2	47	65	47	21	10	1	193
Total	$5,323	$8,566	$5,040	$2,448	$1,166	$390	$696	$23,629

UNAUDITED

(Millions of dollars)	December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$5,340	$3,035	$1,567	$980	$244	$23	$385	$11,574
31-60 days past due	30	42	29	18	5	1	3	128
61-90 days past due	9	14	10	6	2	1	1	43
91+ days past due	13	37	26	16	6	2	1	101
EAME
Current	1,244	874	532	285	92	72	—	3,099
31-60 days past due	7	10	4	3	1	—	—	25
61-90 days past due	3	4	1	1	1	—	—	10
91+ days past due	3	14	8	6	4	1	—	36
Asia/Pacific
Current	1,064	662	313	126	31	4	46	2,246
31-60 days past due	4	6	5	2	—	—	—	17
61-90 days past due	1	1	2	1	—	—	—	5
91+ days past due	4	1	2	1	1	—	—	9
Latin America
Current	800	363	220	60	8	2	—	1,453
31-60 days past due	4	6	5	1	—	2	—	18
61-90 days past due	1	2	1	—	—	—	—	4
91+ days past due	2	6	8	4	1	1	—	22
Mining
Current	1,067	775	450	214	69	41	21	2,637
31-60 days past due	—	1	—	—	—	—	—	1
61-90 days past due	—	1	—	—	—	—	—	1
91+ days past due	4	5	5	1	—	3	—	18
Power
Current	190	184	40	43	64	63	166	750
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	2	—	2
Totals by Aging Category
Current	9,705	5,893	3,122	1,708	508	205	618	21,759
31-60 days past due	45	65	43	24	6	3	3	189
61-90 days past due	14	22	14	8	3	1	1	63
91+ days past due	26	63	49	28	12	9	1	188
Total	$9,790	$6,043	$3,228	$1,768	$529	$218	$623	$22,199

Dealer
As of June 30, 2025 and December 31, 2024, the total amortized cost of finance receivables within our Dealer portfolio segment was current.

UNAUDITED

Caterpillar Purchased Receivables
The aging category of the amortized cost of finance receivables in our Caterpillar Purchased Receivables portfolio segment were as follows:

(Millions of dollars)	June 30, 2025
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables
North America	$10	$3	$4	$17	$2,808	$2,825
EAME	4	2	1	7	832	839
Asia/Pacific	—	1	—	1	508	509
Latin America	—	—	—	—	393	393
Power	2	—	—	2	14	16
Total	$16	$6	$5	$27	$4,555	$4,582

	December 31, 2024
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables
North America	$14	$5	$4	$23	$2,584	$2,607
EAME	3	1	—	4	740	744
Asia/Pacific	—	—	1	1	528	529
Latin America	—	—	—	—	383	383
Power	2	1	1	4	16	20
Total	$19	$7	$6	$32	$4,251	$4,283

Non-accrual finance receivables
In our Customer portfolio segment, finance receivables which were on non-accrual status and finance receivables over 90 days past due and still accruing income were as follows:

(Millions of dollars)	June 30, 2025		December 31, 2024
	Amortized Cost		Amortized Cost
	Non-accrual With an Allowance	91+ Still Accruing	Non-accrual With an Allowance	91+ Still Accruing
North America	$94	$20	$83	$20
EAME	36	5	33	5
Asia/Pacific	3	3	5	5
Latin America	26	—	24	—
Mining	16	—	29	—
Power	1	—	2	—
Total	$176	$28	$176	$30

There were no finance receivables in our Dealer portfolio segment on non-accrual status as of June 30, 2025 and December 31, 2024.

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

UNAUDITED

During the three and six months ended June 30, 2025 and 2024, there were no finance receivable modifications granted to borrowers experiencing financial difficulty in our Dealer or Caterpillar Purchased Receivables portfolio segments.

The ending amortized cost of finance receivables modified with borrowers experiencing financial difficulty in our Customer portfolio segment was as follows:

(Millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Amortized cost of finance receivables modified	$16	$3	$20	$6
Modifications as a percentage of Customer portfolio	0.07%	0.02%	0.08%	0.03%

The financial effects of term extensions and payment delays for borrowers experiencing financial difficulty were as follows:

(In months)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Weighted average extension to term of modified contracts	14	13	13	11
Weighted average payment deferral and/or interest only periods	7	6	7	8

After we modify a finance receivable, we continue to track its performance under its most recent modified terms. Defaults of loans modified in the prior twelve months were not significant during the three and six months ended June 30, 2025 and 2024.

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

The location and fair value of derivative instruments reported in the Consolidated Statements of Financial Position were as follows:

(Millions of dollars)	June 30, 2025		December 31, 2024
	Assets[1]	Liabilities[2]	Assets[1]	Liabilities[2]
Designated derivatives
Foreign exchange contracts	$267	$(133)	$228	$(89)
Interest rate contracts	60	(15)	10	(31)
	$327	$(148)	$238	$(120)
Undesignated derivatives
Foreign exchange contracts	$11	$(79)	$84	$(19)
	$11	$(79)	$84	$(19)

(1)    Assets are classified in the Consolidated Statements of Financial Position as Other assets.
(2)    Liabilities are classified in the Consolidated Statements of Financial Position as Accrued expenses.

The total notional amount of our derivative instruments was $18.36 billion and $15.97 billion as of June 30, 2025 and December 31, 2024, respectively. The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties. We calculate the amounts exchanged by the parties by referencing the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates and interest rates.

UNAUDITED

Gains (Losses) on derivative instruments are categorized as follows:

(Millions of dollars)	Three Months Ended June 30,
	Gains (Losses) Recognized[1]		Gains (Losses) Recognized in AOCI		Gains (Losses) Reclassified from AOCI[2]
	2025	2024	2025	2024	2025	2024
Cash Flow Hedges
Foreign exchange contracts	$—	$—	$67	$70	$74	$61
Interest rate contracts	—	—	(1)	4	1	14

Fair Value Hedges
Foreign exchange contracts	—	—	(2)	—	(1)	—
Interest rate contracts	(9)	(21)	—	—	—	—

Undesignated Hedges
Foreign exchange contracts	(132)	43	—	—	—	—

Total	$(141)	$22	$64	$74	$74	$75

	Six Months Ended June 30,
	Gains (Losses) Recognized[1]		Gains (Losses) Recognized in AOCI		Gains (Losses) Reclassified from AOCI[2]
	2025	2024	2025	2024	2025	2024
Cash Flow Hedges
Foreign exchange contracts	$—	$—	$63	$167	$82	$156
Interest rate contracts	—	—	(3)	15	2	30

Fair Value Hedges
Foreign exchange contracts	—	—	(2)	—	(1)	—
Interest rate contracts	(16)	(41)	—	—	—	—

Undesignated Hedges
Foreign exchange contracts	(166)	80	—	—	—	—

Total	$(182)	$39	$58	$182	$83	$186

(1)    Foreign exchange contract gains (losses) are included in Other income (expense). Interest rate contract gains (losses) are included in Interest expense.
(2)    Foreign exchange contract gains (losses) are primarily included in Other income (expense). Interest rate contract gains (losses) are included in Interest expense.

Amounts recorded in the Consolidated Statements of Financial Position related to cumulative basis adjustments for fair value hedges were as follows:

(Millions of dollars)	Carrying Value of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Value of the Hedged Liabilities
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Current maturities of long-term debt	$1,096	$483	$(1)	$(16)
Long-term debt	3,253	3,247	53	—
Total	$4,349	$3,730	$52	$(16)

UNAUDITED

As of June 30, 2025, $25 million of deferred net losses, net of tax, included in equity (AOCI in the Consolidated Statements of Financial Position), related to our cash flow hedges, are expected to be reclassified to earnings over the next twelve months. The actual amount recorded in earnings will vary based on interest rates and exchange rates at the time the hedged transactions impact earnings.

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

Collateral is typically not required of the counterparties or us under the master netting agreements. As of June 30, 2025 and December 31, 2024, no cash collateral was received or pledged under the master netting agreements.

The effects of net settlement provisions of the master netting agreements on our derivative balances upon an event of default or a termination event were as follows:

(Millions of dollars)	June 30, 2025		December 31, 2024
	Assets	Liabilities	Assets	Liabilities
Gross amounts recognized	$338	$(227)	$322	$(139)
Financial instruments not offset	(127)	127	(54)	54
Net amount	$211	$(100)	$268	$(85)

UNAUDITED

5.Accumulated Other Comprehensive Income (Loss)

We present Comprehensive income (loss) and its components in the Consolidated Statements of Comprehensive Income. Changes in the balances for each component of AOCI were as follows:

(Millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Foreign currency translation
Balance at beginning of period	$(1,168)	$(1,117)	$(1,256)	$(996)
Gains (losses) on foreign currency translation	222	(36)	310	(146)
Less: Tax provision/(benefit)	—	4	—	15
Net gains (losses) on foreign currency translation	222	(40)	310	(161)
(Gains) losses reclassified to earnings	—	61	—	61
Less: Tax provision/(benefit)	—	—	—	—
Net (gains) losses reclassified to earnings	—	61	—	61
Other comprehensive income (loss), net of tax	222	21	310	(100)
Balance at end of period	$(946)	$(1,096)	$(946)	$(1,096)

Derivative financial instruments
Balance at beginning of period	$12	$16	$24	$18
Gains (losses) deferred	64	74	58	182
Less: Tax provision/(benefit)	17	18	16	46
Net gains (losses) deferred	47	56	42	136
(Gains) losses reclassified to earnings	(74)	(75)	(83)	(186)
Less: Tax (provision)/benefit	(20)	(17)	(22)	(46)
Net (gains) losses reclassified to earnings	(54)	(58)	(61)	(140)
Other comprehensive income (loss), net of tax	(7)	(2)	(19)	(4)
Balance at end of period	$5	$14	$5	$14

Total Accumulated other comprehensive income (loss) at end of period	$(941)	$(1,082)	$(941)	$(1,082)

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

•North America - Includes our operations in the United States and Canada.
•EAME - Includes our operations in Europe, Africa, the Middle East and Eurasia.
•Asia/Pacific - Includes our operations in Australia, New Zealand, China, Japan, Southeast Asia and India.
•Latin America - Includes our operations in Mexico and Central and South American countries.
•Mining - Provides financing worldwide for large mining customers.
•Power - Provides financing worldwide to large power customers of Caterpillar electrical power generation, gas compression and co-generation systems and non-Caterpillar equipment that is powered by these systems.

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
•Timing - Timing differences between segment reporting and consolidated external reporting.
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
•Divestiture - Loss on divestiture included in Other income (expense). See Note 10 for more information.

UNAUDITED

Supplemental segment data and reconciliations to consolidated external reporting for the three months ended June 30 were as follows:

(Millions of dollars) 2025	External revenues	Interest expense	Depreciation on equipment leased to others	General, operating and administrative expenses	Provision for credit losses	Other segment items(1)	Profit (loss) before income taxes
North America	$520	$172	$126	$48	$24	$4	$146
EAME	96	34	13	25	—	1	23
Asia/Pacific	66	24	2	19	—	—	21
Latin America	89	44	2	17	2	2	22
Mining	95	27	31	9	(8)	2	34
Power	19	10	—	3	1	—	5
Total Segments	885	311	174	121	19	9	251
Unallocated	17	135	—	52	—	—	(170)
Timing	(3)	—	—	(5)	—	—	2
Methodology	—	(104)	—	4	—	—	100
Total	$899	$342	$174	$172	$19	$9	$183

2024	External revenues	Interest expense	Depreciation on equipment leased to others	General, operating and administrative expenses	Provision for credit losses	Other segment items(1)	Profit (loss) before income taxes
North America	$493	$152	$128	$46	$15	$4	$148
EAME	93	36	13	24	(4)	2	22
Asia/Pacific	68	22	1	19	(1)	2	25
Latin America	84	38	4	13	5	1	23
Mining	93	25	34	10	5	1	18
Power	15	8	—	2	(14)	—	19
Total Segments	846	281	180	114	6	10	255
Unallocated	22	119	—	50	—	(5)	(142)
Timing	(3)	—	—	(4)	—	—	1
Methodology	—	(85)	—	4	—	3	78
Divestiture	—	—	—	—	—	210	(210)
Total	$865	$315	$180	$164	$6	$218	$(18)

(1)    Other segment items are primarily costs related to repossessed and returned equipment.

UNAUDITED

Supplemental segment data and reconciliations to consolidated external reporting for the six months ended June 30 were as follows:

(Millions of dollars) 2025	External Revenues	Interest Expense	Depreciation on equipment leased to others	General, operating and administrative expenses	Provision for credit losses	Other segment items(1)	Profit (loss) before income taxes
North America	$1,020	$342	$251	$96	$43	$7	$281
EAME	189	67	25	44	1	2	50
Asia/Pacific	128	48	3	36	1	—	40
Latin America	172	84	5	30	3	3	47
Mining	188	54	63	19	1	1	50
Power	36	20	—	6	(1)	—	11
Total Segments	1,733	615	347	231	48	13	479
Unallocated	34	261	—	96	—	—	(323)
Timing	(8)	—	—	(10)	—	—	2
Methodology	—	(209)	—	6	—	4	199
Total	$1,759	$667	$347	$323	$48	$17	$357

2024	External Revenues	Interest Expense	Depreciation on equipment leased to others	General, operating and administrative expenses	Provision for credit losses	Other segment items(1)	Profit (loss) before income taxes
North America	$978	$295	$257	$92	$34	$8	$292
EAME	185	69	27	46	(12)	3	52
Asia/Pacific	134	48	2	38	(2)	2	46
Latin America	169	78	7	27	3	2	52
Mining	185	49	67	19	5	1	44
Power	30	15	1	5	(15)	—	24
Total Segments	1,681	554	361	227	13	16	510
Unallocated	44	232	—	93	—	(35)	(246)
Timing	(7)	—	—	(8)	—	—	1
Methodology	—	(173)	—	6	—	11	156
Divestiture	—	—	—	—	—	210	(210)
Total	$1,718	$613	$361	$318	$13	$202	$211

 (1) Other segment items are primarily costs related to repossessed and returned equipment.

(Millions of dollars)	Assets as of
	June 30, 2025	December 31, 2024
North America	$18,466	$17,800
EAME	5,384	4,668
Asia/Pacific	3,416	3,276
Latin America	2,791	2,423
Mining	3,355	3,306
Power	891	812
Total Segments	$34,303	$32,285
Unallocated	1,863	1,921
Timing	(10)	(12)
Methodology	221	128
Inter-segment Eliminations(1)	(294)	(238)
Total	$36,083	$34,084

(1)    Eliminations are primarily related to intercompany loans.

UNAUDITED

(Millions of dollars)	Capital Expenditures(1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
North America	$300	$250	$434	$411
EAME	11	11	25	19
Asia/Pacific	4	2	8	4
Latin America	—	4	1	12
Mining	54	50	60	99
Total Segments	369	317	528	545
Unallocated	10	3	21	8
Total	$379	$320	$549	$553

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

No significant loss has been experienced or is anticipated under any of these guarantees. At June 30, 2025 and December 31, 2024, the related recorded liability was less than $1 million. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees was $26 million and $23 million at June 30, 2025 and December 31, 2024, respectively.

We provide guarantees to purchase certain loans of Caterpillar dealers from an SPC that qualifies as a VIE. We receive a fee for providing this guarantee. The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers. This SPC issues commercial paper and uses the proceeds to fund its loan program. We are the primary beneficiary of the SPC as our guarantees result in us having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses and therefore we have consolidated the financial statements of the SPC. As of June 30, 2025 and December 31, 2024, the SPC’s assets of $1.06 billion and $1.14 billion, respectively, were primarily comprised of loans to dealers, which are included in Finance receivables, net in the Consolidated Statements of Financial Position, and the SPC’s liabilities of $1.06 billion and $1.14 billion, respectively, were primarily comprised of commercial paper, which is included in Short-term borrowings in the Consolidated Statements of Financial Position. The assets of the SPC are not available to pay our creditors. We may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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

Derivative financial instruments are measured on a recurring basis at fair value and are classified as Level 2 measurements. We had derivative financial instruments included in our Consolidated Statements of Financial Position in a net asset position of $111 million and $183 million as of June 30, 2025 and December 31, 2024, respectively. See Note 4 for additional information.
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
•Long-term debt – We estimate fair value for fixed and floating-rate debt based on quoted market prices.

UNAUDITED

Fair values of our financial instruments not carried at fair value were as follows:

(Millions of dollars)	June 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets
Finance receivables, net (excluding finance leases(1))	$23,212	$22,831	$22,026	$21,593	3	Note 3
Liabilities
Long-term debt	$25,579	$25,605	$25,406	$25,304	2

(1)    Represents finance leases and failed sale leasebacks of $7.39 billion and $6.94 billion as of June 30, 2025 and December 31, 2024, respectively.

Certain loans are subject to measurement at fair value on a nonrecurring basis. These are loans for which the company has determined that collection of contractual amounts due is not probable. Generally, the fair value of these receivables is measured using the fair value of collateral less estimated costs to sell. We had loans carried at fair value of $61 million and $59 million as of June 30, 2025 and December 31, 2024, respectively.

9.Income Taxes

The provision for income taxes for the second quarter of 2025 was $45 million on $183 million profit before income taxes compared with $47 million on $18 million loss before income taxes for the second quarter of 2024. The provision for income taxes for the first six months of 2025 was $89 million on $357 million profit before income taxes compared with $106 million on $211 million profit before income taxes in the first six months of 2024. The effective tax rate for the three and six months ended June 30, 2024 was negatively impacted by the $210 million loss on divestiture of a non-U.S. entity which had no related tax benefit (See Note 10).

On July 4, 2025, U.S. tax legislation was enacted containing several corporate tax provisions including reinstatement of 100 percent bonus depreciation. This change in tax law will be accounted for in the period of enactment. We do not currently expect this change to have a material impact on our 2025 effective tax rate.

10.    Divestiture

We divested a non-U.S. entity on June 13, 2024 and recognized a pre-tax loss of approximately $210 million for the three and six months ended June 30, 2024. The loss on divestiture is included within Other income (expense) in the Consolidated Statements of Profit (Loss). The proceeds were allocated in accordance with the sales agreement and agreement with Caterpillar.

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

THREE MONTHS ENDED JUNE 30, 2025 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2024

Overview

(Millions of dollars)	Three Months Ended June 30,
	2025	2024	Change
Retail revenue	$459	$416	$43
Operating lease revenue	227	233	(6)
Wholesale revenue	170	180	(10)
Other revenue, net	43	36	7
Total revenues	$899	$865	$34
Profit (loss) before income taxes	$183	$(18)	$201
Profit (loss) attributable to Caterpillar Financial Services Corporation	$137	$(65)	$202

Revenues
We reported second-quarter 2025 revenues of $899 million, an increase of $34 million, or 4 percent, compared with $865 million in the second quarter of 2024. The increase in revenues was primarily due to a favorable impact from higher average earning assets of $49 million, partially offset by an unfavorable impact from lower average financing rates of $20 million.

Retail revenue for the second quarter of 2025 was $459 million, an increase of $43 million from the same period in 2024. The increase was due to a favorable impact from higher average earning assets of $31 million and a favorable impact from higher interest rates on retail finance receivables of $12 million. For the quarter ended June 30, 2025, retail average earning assets were $24.59 billion, an increase of $1.70 billion from the same period in 2024. The annualized average yield was 7.47 percent for the second quarter of 2025, compared with 7.26 percent for the second quarter of 2024.

Operating lease revenue for the second quarter of 2025 was $227 million, a decrease of $6 million from the same period in 2024. The decrease was due to an unfavorable impact from lower average earning assets of $14 million, partially offset by a favorable impact from higher rental rates on operating leases of $8 million.

Wholesale revenue for the second quarter of 2025 was $170 million, a decrease of $10 million from the same period in 2024. The decrease was due to an unfavorable impact from lower interest rates on wholesale finance receivables of $19 million, partially offset by a favorable impact from higher average earning assets of $9 million. For the quarter ended June 30, 2025, wholesale average earning assets were $5.73 billion, an increase of $311 million from the same period in 2024. The annualized average yield was 11.85 percent for the second quarter of 2025, compared with 13.31 percent for the second quarter of 2024.

Other revenue, net items were as follows:

(Millions of dollars)	Three Months Ended June 30,
	2025	2024	Change
Finance receivable and operating lease fees (including late charges)	$18	$16	$2
Net gain on returned or repossessed equipment	12	12	—
Interest income on Notes receivable from Caterpillar	7	6	1
Miscellaneous other revenue, net	6	2	4
Total Other revenue, net	$43	$36	$7

UNAUDITED

There was an unfavorable impact from currency translation on revenues of $4 million in the second quarter of 2025. Currency translation represents the net impact from converting the results of our subsidiaries to U.S. dollar reporting currency and is included in all financial statement line items.

Consolidated Profit (Loss) Before Income Taxes
(1) Analysis excludes $4 million related to property taxes on operating leases for second quarter 2025 and 2024.
The chart above graphically illustrates reasons for the change in consolidated profit (loss) before income taxes between second quarter 2024 (at left) and second quarter 2025 (at right). Management utilizes these charts internally to visually communicate results.

Second-quarter 2025 profit before income taxes was $183 million, an increase of $201 million compared with an $18 million loss for the second quarter of 2024. The increase was mainly driven by the absence of a $210 million loss on divestiture of a non-U.S. entity in 2024 and a favorable impact from higher average earning assets of $20 million, partially offset by higher provision for credit losses of $13 million and an unfavorable impact from lower margin of $10 million.

There was an unfavorable impact from currency translation on profit before income taxes of $2 million in the second quarter of 2025. Currency translation represents the net impact from converting the results of our subsidiaries to U.S. dollar reporting currency and is included in all financial statement line items.

Provision for Income Taxes
The provision for income taxes for the second quarter of 2025 was $45 million on $183 million profit before income taxes compared with $47 million on $18 million loss before income taxes for the second quarter of 2024. The effective tax rate for the second quarter of 2024 was negatively impacted by the loss on divestiture of a non-U.S. entity with no related tax benefit.

SIX MONTHS ENDED JUNE 30, 2025 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2024

Overview

(Millions of dollars)	Six Months Ended June 30,
	2025	2024	Change
Retail revenue	$900	$820	$80
Operating lease revenue	455	466	(11)
Wholesale revenue	323	353	(30)
Other revenue, net	81	79	2
Total revenues	$1,759	$1,718	$41
Profit (loss) before income taxes	$357	$211	$146
Profit (loss) attributable to Caterpillar Financial Services Corporation	$267	$104	$163

UNAUDITED

Revenues
Revenues for the first six months of 2025 were $1.76 billion, an increase of $41 million, or 2 percent, compared with $1.72 billion in the same period in 2024. The increase in revenues was primarily due to a favorable impact from higher average earning assets of $77 million, partially offset by an unfavorable impact from lower average financing rates of $35 million.

Retail revenue for the first six months of 2025 was $900 million, an increase of $80 million from the same period in 2024. The increase was due to a $50 million favorable impact from higher average earning assets and a $30 million favorable impact from higher interest rates on retail finance receivables. For the six months ended June 30, 2025, retail average earning assets were $24.23 billion, an increase of $1.39 billion from the same period in 2024. The annualized average yield was 7.43 percent for the first six months of 2025, compared with 7.18 percent for the same period in 2024.

Operating lease revenue for the first six months of 2025 was $455 million, a decrease of $11 million from the same period in 2024. The decrease was primarily due to a $31 million unfavorable impact from lower average earning assets, partially offset by a $20 million favorable impact from higher rental rates on operating leases.

Wholesale revenue for the first six months of 2025 was $323 million, a decrease of $30 million from the same period in 2024. The decrease was due to a $45 million unfavorable impact from lower interest rates on wholesale finance receivables, partially offset by a $15 million favorable impact from higher average earning assets. For the six months ended June 30, 2025, wholesale average earning assets were $5.56 billion, an increase of $220 million from the same period in 2024. The annualized average yield was 11.62 percent for the first six months of 2025, compared with 13.22 percent for the same period in 2024.

Other revenue, net items were as follows:

(Millions of dollars)	Six Months Ended June 30,
	2025	2024	Change
Finance receivable and operating lease fees (including late charges)	$34	$32	$2
Net gain on returned or repossessed equipment	21	27	(6)
Interest income on Notes receivable from Caterpillar	13	11	2
Miscellaneous other revenue, net	13	9	4
Total Other revenue, net	$81	$79	$2

There was an unfavorable impact from currency translation on revenues of $24 million in the first six months of 2025. Currency translation represents the net impact from converting the results of our subsidiaries to U.S. dollar reporting currency and is included in all financial statement line items and each of the items included in the above analysis.

Consolidated Profit (Loss) Before Income Taxes
(1) Analysis excludes $8 million related to property taxes on operating leases for the first six months of 2025 and 2024.
The chart above graphically illustrates reasons for the change in consolidated profit (loss) before income taxes between June 2024 YTD (at left) and June 2025 YTD (at right). Management utilizes these charts internally to visually communicate results.

UNAUDITED

Profit before income taxes was $357 million for the first six months of 2025, an increase of $146 million, or 69 percent, compared with $211 million for the same period in 2024. The increase was mainly driven by the absence of a $210 million loss on divestiture of a non-U.S. entity in the prior year and a favorable impact from higher average earning assets of $32 million, partially offset by higher provision expense of $35 million, the absence of an insurance settlement of $33 million in 2024, and an unfavorable impact from lower margin of $24 million.

There was an unfavorable impact from currency translation on profit before income taxes of $11 million in the first six months of 2025. Currency translation represents the net impact from converting the results of our subsidiaries to U.S. dollar reporting currency and is included in all financial statement line items and each of the items included in the above analysis.

Provision for Income Taxes
The provision for income taxes for the first six months of 2025 was $89 million on $357 million profit before income taxes compared with $106 million on $211 million profit before income taxes for the first six months of 2024. The effective tax rate for the first six months of 2024 was negatively impacted by the loss on divestiture of a non-U.S. entity with no related tax benefit.

FINANCE RECEIVABLES AND EQUIPMENT ON OPERATING LEASES

New Business Volume

(Millions of dollars)	Six Months Ended June 30,
	2025	2024	Change
New retail financing	$6,019	$5,593	$426
New retail operating lease activity	544	561	(17)
New wholesale financing	26,318	27,857	(1,539)
Total	$32,881	$34,011	$(1,130)

New retail financing increased due to higher volume across all segments. The decrease in new retail operating lease activity was mainly driven by lower rentals of Caterpillar equipment in Mining, partially offset by increased rentals in North America. New wholesale financing decreased primarily due to lower purchases of trade receivables from Caterpillar.

Total Managed Portfolio
We define total portfolio as Finance receivables, net plus Equipment on operating leases, net. We also manage and service receivables and leases that have been sold by us to third parties with limited or no recourse in order to mitigate our concentration of credit risk with certain customers. These assets are not available to pay our creditors. Total managed portfolio was as follows:

(Millions of dollars)	June 30, 2025	December 31, 2024	Change
Finance receivables, net	$30,606	$28,964	$1,642
Equipment on operating leases, net	2,781	2,780	1
Total portfolio	$33,387	$31,744	$1,643

Retail loans	$79	$80	$(1)
Retail leases	15	17	(2)
Operating leases	11	12	(1)
Total off-balance sheet managed assets	$105	$109	$(4)

Total managed portfolio	$33,492	$31,853	$1,639

UNAUDITED

Total Portfolio Metrics
At the end of the second quarter of 2025, past dues were 1.62 percent, compared with 1.74 percent at the end of the second quarter of 2024. Total non-performing finance receivables, which represent finance receivables currently on non-accrual status, were $176 million at June 30, 2025 and December 31, 2024. Total non-performing finance receivables as a percentage of our finance receivables were less than 1 percent at June 30, 2025 and December 31, 2024.

Write-offs, net of recoveries, were $18 million for the second quarters of 2025 and 2024.

Our allowance for credit losses as of June 30, 2025 was $290 million, or 0.94 percent of finance receivables, compared with $267 million, or 0.91 percent, as of December 31, 2024. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and economic forecasts. We believe our allowance is sufficient to provide for losses over the remaining life of our finance receivables portfolio as of June 30, 2025.

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

LIQUIDITY AND CAPITAL RESOURCES

Maintaining and managing adequate capital and liquidity resources includes management of funding sources and their utilization based on current, future and contingent needs. Throughout the second quarter of 2025, we experienced favorable liquidity conditions. We ended the second quarter of 2025 with $820 million of cash, an increase of $221 million from year-end 2024. Our cash balances are held in numerous locations throughout the world with approximately $672 million held by our non-U.S. subsidiaries. Amounts held by non-U.S. subsidiaries are available for general corporate use and could be used in the U.S. without incurring significant additional U.S. taxes. We expect to meet our U.S. funding needs without repatriating undistributed profits that are indefinitely reinvested outside the U.S.

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

Total borrowings outstanding as of June 30, 2025 were $31.06 billion, an increase of $1.26 billion from December 31, 2024. Outstanding borrowings were as follows:

(Millions of dollars)	June 30, 2025	December 31, 2024
Medium-term notes, net	$24,986	$24,882
Commercial paper, net of unamortized discount	3,985	3,946
Bank borrowings – long-term	591	522
Bank borrowings – short-term	209	165
Variable denomination floating rate demand notes	291	282
Notes payable to Caterpillar	1,000	10
Other	2	2
Total outstanding borrowings	$31,064	$29,809

UNAUDITED

Medium-term notes
We issue medium-term unsecured notes through securities dealers or underwriters in the U.S., Europe, and other international capital markets. These notes are offered in several currencies and with a variety of maturities. These notes are senior unsecured obligations of the Company. Medium-term notes issued totaled $3.55 billion and redeemed totaled $3.98 billion for the six months ended June 30, 2025. Medium-term notes, net outstanding as of June 30, 2025 mature as follows:

(Millions of dollars)
2025	$3,370
2026	8,530
2027	8,719
2028	1,309
2029	2,558
Thereafter	448
Fair value adjustments	52
Total	$24,986

Medium-term notes of $300 million maturing in the third quarter of 2025 were excluded from Current maturities of long-term debt in the Consolidated Statements of Financial Position as of June 30, 2025 due to a $300 million issuance of medium-term notes on July 7, 2025, which mature in 2027. The preceding maturity table reflects the reclassification of $300 million from maturities in 2025 to 2027.

Commercial paper
We issue unsecured commercial paper in the U.S., Europe, and other international capital markets. These short-term promissory notes are issued on a discounted basis and are payable at maturity.

Revolving credit facilities
As of June 30, 2025, we had three global credit facilities with a syndicate of banks totaling $10.50 billion (“Credit Facility”) available in the aggregate to both Caterpillar and us for general liquidity purposes. Based on management’s allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of June 30, 2025 was $7.75 billion. Information on our Credit Facility is as follows:

•The 364-day facility of $3.15 billion (of which $2.33 billion is available to us) expires in August 2025.
•The three-year facility, as amended in August 2024, of $2.73 billion (of which $2.01 billion is available to us) expires in August 2027.
•The five-year facility, as amended in August 2024, of $4.62 billion (of which $3.41 billion is available to us) expires in August 2029.

At June 30, 2025, Caterpillar’s consolidated net worth was $18.73 billion, which was above the $9.00 billion required under the Credit Facility. The consolidated net worth is defined in the Credit Facility as Caterpillar’s consolidated shareholders’ equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).

At June 30, 2025, our covenant interest coverage ratio was 1.51 to 1. This was above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain (loss) from interest rate derivatives to (2) interest expense, calculated at the end of each fiscal quarter for the prior four consecutive fiscal quarter period, required by the Credit Facility.

In addition, at June 30, 2025, our six-month covenant leverage ratio was 7.18 to 1. This was below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event that either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants. Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At June 30, 2025, there were no borrowings under the Credit Facility.

UNAUDITED

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

Bank borrowings
Available credit lines with banks as of June 30, 2025 totaled $3.47 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements. We may guarantee subsidiary borrowings under these lines. As of June 30, 2025, we were in compliance with all debt covenants under these credit lines.

Variable denomination floating rate demand notes
We obtain funding from the sale of variable denomination floating rate demand notes, which may be redeemed at any time at the option of the holder without any material restriction. We do not hold reserves to fund the payment of the demand notes. The notes are offered on a continuous basis. The maximum amount of variable denomination floating rate demand notes that we may have outstanding at any time may not exceed $1.25 billion. On July 21, 2025, we announced the closing of the variable denomination floating rate demand notes program and the redemption of all outstanding notes effective September 15, 2025.

Notes receivable from/payable to Caterpillar
Under our variable amount and term lending agreements and other notes receivable with Caterpillar, we may borrow up to $3.44 billion from Caterpillar and Caterpillar may borrow up to $2.20 billion from us. Most variable amount lending agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days’ notice. The term lending agreements have remaining maturities ranging up to nine years.

Off-Balance Sheet Arrangements
We are a party to certain off-balance sheet arrangements, primarily in the form of guarantees. Please refer to Note 7 of Notes to Consolidated Financial Statements for further information.

Cash Flows
Net cash provided by operating activities was $489 million in the first six months of 2025, compared with $614 million for the same period in 2024. Net cash used for investing activities was $947 million in the first six months of 2025, compared with $1.28 billion for the same period in 2024. The change was primarily due to portfolio-related activity and the 2024 divestiture of a non-U.S. entity. Net cash provided by financing activities was $660 million in the first six months of 2025, compared with $621 million for the same period in 2024. The change was primarily due to increased borrowings from Caterpillar, partially offset by decreased external borrowings.

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

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the second quarter of 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

UNAUDITED

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

Caterpillar Financial Services Corporation

Date:	August 6, 2025	/s/ David T. Walton
David T. Walton, President, Director and Chief Executive Officer

Date:	August 6, 2025	/s/ Kristen R. Covey
Kristen R. Covey, Executive Vice President and Chief Financial Officer

Date:	August 6, 2025	/s/ James M. Rooney
James M. Rooney, Secretary

Date:	August 6, 2025	/s/ Daniel R. Court
Daniel R. Court, Controller (Principal Accounting Officer)