Form 10-Q
period 2025-09-30
CATERPILLAR FINANCIAL SERVICES CORP
filed 2025-11-03
CIK 764764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Yes ☐ No ☒

As of November 3, 2025, one share of common stock of the registrant was outstanding, which is owned by Caterpillar Inc.

The registrant is a wholly owned subsidiary of Caterpillar Inc. and meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced disclosure format.

Table of Contents

Part I. Financial Information
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	*
Item 4.	Controls and Procedures	34

Part II. Other Information
Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*
Item 3.	Defaults Upon Senior Securities	*
Item 4.	Mine Safety Disclosures	*
Item 5.	Other Information	35
Item 6.	Exhibits	35
* Item omitted because no answer is called for or item is not applicable.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

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

Caterpillar Financial Services Corporation
 Consolidated Statements of Profit
(Unaudited)
(Dollars in Millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Retail finance	$474	$428	$1,374	$1,248
Operating lease	231	235	686	701
Wholesale finance	184	188	507	541
Other, net	37	37	118	116
Total revenues	926	888	2,685	2,606

Expenses:
Interest	358	336	1,025	949
Depreciation on equipment leased to others	173	180	520	541
General, operating and administrative	165	160	488	478
Provision for credit losses	34	19	82	32
Other	8	8	20	22
Total expenses	738	703	2,135	2,022

Other income (expense)	(4)	(3)	(9)	(191)

Profit before income taxes	184	182	541	393

Provision for income taxes	50	45	139	151

Profit of consolidated companies	134	137	402	242

Less: Profit attributable to noncontrolling interests	—	—	1	1

Profit attributable to Caterpillar Financial Services Corporation	$134	$137	$401	$241

See Notes to Consolidated Financial Statements (Unaudited).

Caterpillar Financial Services Corporation
 Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in Millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Profit of consolidated companies	$134	$137	$402	$242

Other comprehensive income (loss), net of tax (Note 5):
Foreign currency translation	(4)	174	306	74
Derivative financial instruments	(9)	(7)	(28)	(11)
Total other comprehensive income (loss), net of tax	(13)	167	278	63

Comprehensive income (loss)	121	304	680	305

Less: Comprehensive income (loss) attributable to noncontrolling interests	—	1	1	2

Comprehensive income (loss) attributable to Caterpillar Financial Services Corporation	$121	$303	$679	$303

See Notes to Consolidated Financial Statements (Unaudited).

Caterpillar Financial Services Corporation
 Consolidated Statements of Financial Position
(Unaudited)
(Dollars in Millions, except share data)

	September 30, 2025	December 31, 2024
Assets:
Cash and cash equivalents	$728	$599
Finance receivables, net of allowance for credit losses of $283 and $267	31,568	28,964
Notes receivable from Caterpillar	623	559
Equipment on operating leases, net	2,836	2,780
Other assets	1,146	1,182
Total assets	$36,901	$34,084

Liabilities and shareholder’s equity:
Payable to dealers and others	$176	$137
Payable to Caterpillar - borrowings and other	1,188	128
Accrued expenses	448	489
Short-term borrowings	4,509	4,393
Current maturities of long-term debt	9,257	6,619
Long-term debt	17,067	18,787
Other liabilities	686	641
Total liabilities	33,331	31,194

Commitments and contingent liabilities (Note 7)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and outstanding: one share (at paid-in amount)	745	745
Additional paid-in capital	2	2
Retained earnings	3,701	3,300
Accumulated other comprehensive income (loss)	(954)	(1,232)
Noncontrolling interests	76	75
Total shareholder’s equity	3,570	2,890

Total liabilities and shareholder’s equity	$36,901	$34,084

See Notes to Consolidated Financial Statements (Unaudited).

Caterpillar Financial Services Corporation
 Consolidated Statements of Changes in Shareholder's Equity
(Unaudited)
(Dollars in Millions)

Three Months Ended September 30, 2024	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance at June 30, 2024	$745	$2	$3,431	$(1,082)	$75	$3,171
Profit of consolidated companies			137			137
Foreign currency translation, net of tax				173	1	174
Derivative financial instruments, net of tax				(7)		(7)
Balance at September 30, 2024	$745	$2	$3,568	$(916)	$76	$3,475

Three Months Ended September 30, 2025
Balance at June 30, 2025	$745	$2	$3,567	$(941)	$76	$3,449
Profit of consolidated companies			134			134
Foreign currency translation, net of tax				(4)		(4)
Derivative financial instruments, net of tax				(9)		(9)
Balance at September 30, 2025	$745	$2	$3,701	$(954)	$76	$3,570

Nine Months Ended September 30, 2024
Balance at December 31, 2023	$745	$2	$3,327	$(978)	$74	$3,170
Profit of consolidated companies			241		1	242
Foreign currency translation, net of tax				73	1	74
Derivative financial instruments, net of tax				(11)		(11)
Balance at September 30, 2024	$745	$2	$3,568	$(916)	$76	$3,475

Nine Months Ended September 30, 2025
Balance at December 31, 2024	$745	$2	$3,300	$(1,232)	$75	$2,890
Profit of consolidated companies			401		1	402
Foreign currency translation, net of tax				306		306
Derivative financial instruments, net of tax				(28)		(28)
Balance at September 30, 2025	$745	$2	$3,701	$(954)	$76	$3,570

See Notes to Consolidated Financial Statements (Unaudited).

Caterpillar Financial Services Corporation
 Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in Millions)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Profit of consolidated companies	$402	$242
Adjustments to reconcile profit to net cash provided by operating activities:
Depreciation and amortization	533	553
Accretion of Caterpillar purchased receivable revenue	(444)	(482)
Provision for credit losses	82	32
Provision (benefit) for deferred income taxes	18	(55)
Loss on divestiture	—	210
Other, net	(1)	57
Changes in assets and liabilities:
Other assets	122	198
Payable to dealers and others	63	(26)
Accrued expenses	(101)	(35)
Other payables with Caterpillar	21	(9)
Other liabilities	29	129
Net cash provided by operating activities	724	814
Cash flows from investing activities:
Expenditures for equipment on operating leases	(875)	(793)
Capital expenditures - excluding equipment on operating leases	(33)	(24)
Proceeds from disposals of equipment	481	458
Additions to finance receivables	(12,659)	(12,281)
Collections of finance receivables	11,397	10,904
Net changes in Caterpillar purchased receivables	(241)	68
Proceeds from sale of business, net of cash sold	—	(153)
Proceeds from sales of receivables	26	69
Net change in variable lending to Caterpillar	(107)	(10)
Additions to other notes receivable from Caterpillar	—	(9)
Collections of other notes receivable from Caterpillar	46	42
Settlements of undesignated derivatives	(64)	19
Net cash provided by (used for) investing activities	(2,029)	(1,710)
Cash flows from financing activities:
Net change in variable lending from Caterpillar	(10)	(14)
Proceeds from borrowings with Caterpillar	1,000	—
Proceeds from debt issued (original maturities greater than three months)	6,478	7,579
Payments on debt issued (original maturities greater than three months)	(6,162)	(5,841)
Short-term borrowings, net (original maturities three months or less)	106	(848)
Net cash provided by (used for) financing activities	1,412	876
Effect of exchange rate changes on cash, cash equivalents and restricted cash	24	—
Increase (decrease) in cash, cash equivalents and restricted cash	131	(20)
Cash, cash equivalents and restricted cash at beginning of year(1)	600	729
Cash, cash equivalents and restricted cash at end of period(1)	$731	$709

(1)    As of September 30, 2025 and December 31, 2024, restricted cash, which is included in Other assets in the Consolidated Statements of Financial Position, was $3 million and $1 million, respectively. Restricted cash primarily includes cash related to syndication activities.
See Notes to Consolidated Financial Statements (Unaudited).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated profit for the three and nine months ended September 30, 2025 and 2024, (b) the consolidated comprehensive income for the three and nine months ended September 30, 2025 and 2024, (c) the consolidated financial position at September 30, 2025 and December 31, 2024, (d) the consolidated changes in shareholder’s equity for the three and nine months ended September 30, 2025 and 2024 and (e) the consolidated cash flows for the nine months ended September 30, 2025 and 2024. The preparation of financial statements, in conformity with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), requires management to make estimates and assumptions that affect the reported amounts. Significant estimates include residual values for leased assets, allowance for credit losses and income taxes. Actual results may differ from these estimates.

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

Internal-use software costs (ASU 2025-06) - In September 2025, the FASB issued accounting guidance to modernize the accounting for internal-use software costs. Under this guidance, capitalization for internal-use software costs begins when management has authorized and committed to funding the project and it is probable the project will be completed, and the software will be used to perform the intended function. This guidance is effective January 1, 2028, with early adoption permitted, and can be applied on a prospective basis, a modified basis for in-process projects, or a retrospective basis. We are in the process of evaluating the effect of this new guidance on our financial statements.

All other ASUs issued but not yet adopted were assessed and we determined that they either were not applicable or were not expected to have a material impact on our financial statements.

3.Finance Receivables

A summary of finance receivables included in the Consolidated Statements of Financial Position was as follows:

(Millions of dollars)	September 30, 2025	December 31, 2024
Retail loans(1)	$18,592	$17,331
Retail leases	6,803	6,380
Caterpillar purchased receivables	5,145	4,283
Wholesale loans(1)	1,310	1,235
Wholesale leases	1	2
Total finance receivables	31,851	29,231
Less: Allowance for credit losses	(283)	(267)
Total finance receivables, net	$31,568	$28,964

(1)    Includes failed sale leasebacks.

Finance leases
Revenues from finance leases were $120 million and $110 million for the three months ended September 30, 2025 and 2024, respectively, and $350 million and $323 million for the nine months ended September 30, 2025 and 2024, respectively, and are included in retail and wholesale finance revenues in the Consolidated Statements of Profit.

A.Allowance for credit losses

Portfolio segments
A portfolio segment is the level at which we develop a systematic methodology for determining our allowance for credit losses. Our portfolio segments and related methods for estimating expected credit losses are as follows:

Customer
We provide loans and finance leases to end-user customers primarily for the purpose of financing new and used Caterpillar machinery, engines and equipment for commercial use. We also provide financing for power generation facilities that, in most cases, incorporate Caterpillar products. The average original term of our customer finance receivables portfolio was approximately 51 months with an average remaining term of approximately 27 months as of September 30, 2025.

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

During the three and nine months ended September 30, 2025, our forecasts reflect a continuation of global market uncertainty and actions by global central banks aimed at balancing economic growth and managing inflation. We believe the economic forecasts employed represent reasonable and supportable forecasts, followed by a reversion to long-term trends.

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

In general, our Dealer portfolio segment has not historically experienced large increases or decreases in credit losses based on changes in economic conditions due to our close working relationships with the dealers and their financial strength. Therefore, we made no adjustments to historical loss rates during the three and nine months ended September 30, 2025.

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

In general, our Caterpillar Purchased Receivables portfolio segment has not historically experienced large increases or decreases in credit losses based on changes in economic conditions due to the short-term maturities of the receivables and our close working relationships with the dealers and their financial strength. Therefore, we made no adjustments to historical loss rates during the three and nine months ended September 30, 2025.

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

An analysis of the allowance for credit losses was as follows:

(Millions of dollars)	Three Months Ended September 30, 2025				Three Months Ended September 30, 2024
	Customer	Dealer	Caterpillar Purchased Receivables	Total	Customer	Dealer	Caterpillar Purchased Receivables	Total
Beginning Balance	$281	$4	$5	$290	$246	$4	$4	$254
Write-offs	(52)	—	—	(52)	(42)	—	—	(42)
Recoveries	12	—	—	12	15	—	—	15
Provision for credit losses(1)	32	—	—	32	25	—	1	26
Other	1	—	—	1	2	—	—	2
Ending Balance	$274	$4	$5	$283	$246	$4	$5	$255

	Nine Months Ended September 30, 2025				Nine Months Ended September 30, 2024
	Customer	Dealer	Caterpillar Purchased Receivables	Total	Customer	Dealer	Caterpillar Purchased Receivables	Total
Beginning Balance	$258	$4	$5	$267	$276	$51	$4	$331
Write-offs	(109)	—	—	(109)	(98)	(47)	—	(145)
Recoveries	31	—	—	31	45	—	—	45
Provision for credit losses(1)	86	—	—	86	49	—	1	50
Other	8	—	—	8	(26)	—	—	(26)
Ending Balance	$274	$4	$5	$283	$246	$4	$5	$255

Finance Receivables	$23,929	$2,777	$5,145	$31,851	$22,189	$2,902	$4,314	$29,405

(1)    Excludes provision for credit losses on unfunded commitments and other miscellaneous receivables.

Gross write-offs by origination year for our Customer portfolio segment were as follows:

(Millions of dollars)	Three Months Ended September 30, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Finance Receivables	Total
North America	$1	$5	$7	$3	$2	$1	$2	$21
EAME	—	—	3	1	—	1	1	6
Asia/Pacific	1	3	1	—	—	—	—	5
Latin America	—	2	—	1	1	—	—	4
Mining	—	5	5	5	—	1	—	16
Total	$2	$15	$16	$10	$3	$3	$3	$52

	Three Months Ended September 30, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Finance Receivables	Total
North America	$—	$5	$4	$2	$1	$—	$2	$14
EAME	—	—	1	1	1	—	—	3
Asia/Pacific	—	2	1	—	—	1	—	4
Latin America	—	2	2	1	2	—	—	7
Mining	8	3	3	—	—	—	—	14
Total	$8	$12	$11	$4	$4	$1	$2	$42

	Nine Months Ended September 30, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Finance Receivables	Total
North America	$1	$10	$18	$9	$6	$4	$6	$54
EAME	—	2	6	2	1	1	1	13
Asia/Pacific	1	4	3	1	1	—	—	10
Latin America	—	2	2	4	1	1	—	10
Mining	—	8	6	6	—	1	—	21
Power	—	—	—	—	—	1	—	1
Total	$2	$26	$35	$22	$9	$8	$7	$109

	Nine Months Ended September 30, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Finance Receivables	Total
North America	$—	$13	$10	$5	$2	$1	$8	$39
EAME	—	2	3	3	2	—	—	10
Asia/Pacific	—	4	4	3	1	1	—	13
Latin America	—	2	5	4	3	8	—	22
Mining	8	3	3	—	—	—	—	14
Total	$8	$24	$25	$15	$8	$10	$8	$98

For the three months ended September 30, 2025 and 2024, there were no gross write-offs in our Dealer portfolio segment. For the nine months ended September 30, 2025, there were no gross write-offs in our Dealer portfolio segment. For the nine months ended September 30, 2024, there were $47 million of gross write-offs in our Dealer portfolio segment, all of which were in Latin America and originated prior to 2020.

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

Customer
The aging category of the amortized cost of finance receivables in our Customer portfolio segment by origination year were as follows:

(Millions of dollars)	September 30, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$4,105	$4,058	$2,146	$931	$453	$55	$471	$12,219
31-60 days past due	22	41	33	18	8	1	4	127
61-90 days past due	6	15	11	6	3	1	2	44
91+ days past due	4	25	32	22	10	4	1	98
EAME
Current	1,136	1,053	699	375	161	67	—	3,491
31-60 days past due	8	11	9	6	2	1	—	37
61-90 days past due	2	4	5	2	1	—	—	14
91+ days past due	1	10	12	8	4	2	—	37
Asia/Pacific
Current	893	788	456	173	58	8	54	2,430
31-60 days past due	4	4	3	3	1	—	—	15
61-90 days past due	1	3	2	1	—	—	—	7
91+ days past due	1	3	3	3	—	—	—	10
Latin America
Current	767	594	256	129	24	3	2	1,775
31-60 days past due	4	7	4	2	1	—	—	18
61-90 days past due	1	3	1	1	—	—	—	6
91+ days past due	—	10	7	5	3	2	—	27
Mining
Current	650	888	572	323	130	63	15	2,641
31-60 days past due	5	4	8	—	—	—	—	17
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	2	—	2
Power
Current	242	259	180	37	31	43	121	913
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	1	—	1
Totals by Aging Category
Current	7,793	7,640	4,309	1,968	857	239	663	23,469
31-60 days past due	43	67	57	29	12	2	4	214
61-90 days past due	10	25	19	10	4	1	2	71
91+ days past due	6	48	54	38	17	11	1	175
Total	$7,852	$7,780	$4,439	$2,045	$890	$253	$670	$23,929

(Millions of dollars)	December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$5,340	$3,035	$1,567	$980	$244	$23	$385	$11,574
31-60 days past due	30	42	29	18	5	1	3	128
61-90 days past due	9	14	10	6	2	1	1	43
91+ days past due	13	37	26	16	6	2	1	101
EAME
Current	1,244	874	532	285	92	72	—	3,099
31-60 days past due	7	10	4	3	1	—	—	25
61-90 days past due	3	4	1	1	1	—	—	10
91+ days past due	3	14	8	6	4	1	—	36
Asia/Pacific
Current	1,064	662	313	126	31	4	46	2,246
31-60 days past due	4	6	5	2	—	—	—	17
61-90 days past due	1	1	2	1	—	—	—	5
91+ days past due	4	1	2	1	1	—	—	9
Latin America
Current	800	363	220	60	8	2	—	1,453
31-60 days past due	4	6	5	1	—	2	—	18
61-90 days past due	1	2	1	—	—	—	—	4
91+ days past due	2	6	8	4	1	1	—	22
Mining
Current	1,067	775	450	214	69	41	21	2,637
31-60 days past due	—	1	—	—	—	—	—	1
61-90 days past due	—	1	—	—	—	—	—	1
91+ days past due	4	5	5	1	—	3	—	18
Power
Current	190	184	40	43	64	63	166	750
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	2	—	2
Totals by Aging Category
Current	9,705	5,893	3,122	1,708	508	205	618	21,759
31-60 days past due	45	65	43	24	6	3	3	189
61-90 days past due	14	22	14	8	3	1	1	63
91+ days past due	26	63	49	28	12	9	1	188
Total	$9,790	$6,043	$3,228	$1,768	$529	$218	$623	$22,199

Dealer
As of September 30, 2025 and December 31, 2024, the total amortized cost of finance receivables within our Dealer portfolio segment was current.

Caterpillar Purchased Receivables
The aging category of the amortized cost of finance receivables in our Caterpillar Purchased Receivables portfolio segment were as follows:

(Millions of dollars)	September 30, 2025
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables
North America	$12	$4	$4	$20	$3,109	$3,129
EAME	—	3	—	3	1,036	1,039
Asia/Pacific	—	—	—	—	500	500
Latin America	—	—	—	—	455	455
Power	1	1	1	3	19	22
Total	$13	$8	$5	$26	$5,119	$5,145

	December 31, 2024
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables
North America	$14	$5	$4	$23	$2,584	$2,607
EAME	3	1	—	4	740	744
Asia/Pacific	—	—	1	1	528	529
Latin America	—	—	—	—	383	383
Power	2	1	1	4	16	20
Total	$19	$7	$6	$32	$4,251	$4,283

Non-accrual finance receivables
In our Customer portfolio segment, finance receivables which were on non-accrual status and finance receivables over 90 days past due and still accruing income were as follows:

(Millions of dollars)	September 30, 2025		December 31, 2024
	Amortized Cost		Amortized Cost
	Non-accrual With an Allowance	91+ Still Accruing	Non-accrual With an Allowance	91+ Still Accruing
North America	$83	$16	$83	$20
EAME	35	3	33	5
Asia/Pacific	8	3	5	5
Latin America	29	—	24	—
Mining	2	—	29	—
Power	1	—	2	—
Total	$158	$22	$176	$30

There were no finance receivables in our Dealer portfolio segment on non-accrual status as of September 30, 2025 and December 31, 2024.

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

During the three and nine months ended September 30, 2025 and 2024, there were no finance receivable modifications granted to borrowers experiencing financial difficulty in our Dealer or Caterpillar Purchased Receivables portfolio segments.

The ending amortized cost of finance receivables modified with borrowers experiencing financial difficulty in our Customer portfolio segment was as follows:

(Millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Amortized cost of finance receivables modified	$19	$6	$37	$12
Modifications as a percentage of Customer portfolio	0.08%	0.03%	0.15%	0.05%

The financial effects of term extensions and payment delays for borrowers experiencing financial difficulty were as follows:

(In months)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Weighted average extension to term of modified contracts	20	5	17	8
Weighted average payment deferral and/or interest only periods	5	4	6	6

After we modify a finance receivable, we continue to track its performance under its most recent modified terms. Defaults of loans modified in the prior twelve months were not significant during the three and nine months ended September 30, 2025 and 2024.

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

The location and fair value of derivative instruments reported in the Consolidated Statements of Financial Position were as follows:

(Millions of dollars)	September 30, 2025		December 31, 2024
	Assets[1]	Liabilities[2]	Assets[1]	Liabilities[2]
Designated derivatives
Foreign exchange contracts	$239	$(92)	$228	$(89)
Interest rate contracts	60	(9)	10	(31)
	$299	$(101)	$238	$(120)
Undesignated derivatives
Foreign exchange contracts	$17	$(42)	$84	$(19)
	$17	$(42)	$84	$(19)

(1)    Assets are classified in the Consolidated Statements of Financial Position as Other assets.
(2)    Liabilities are classified in the Consolidated Statements of Financial Position as Accrued expenses.

The total notional amount of our derivative instruments was $19.13 billion and $15.97 billion as of September 30, 2025 and December 31, 2024, respectively. The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties. We calculate the amounts exchanged by the parties by referencing the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates and interest rates.

Gains (Losses) on derivative instruments are categorized as follows:

(Millions of dollars)	Three Months Ended September 30,
	Gains (Losses) Recognized[1]		Gains (Losses) Recognized in AOCI		Gains (Losses) Reclassified from AOCI[2]
	2025	2024	2025	2024	2025	2024
Cash Flow Hedges
Foreign exchange contracts	$—	$—	$(14)	$(41)	$—	$(53)
Interest rate contracts	—	—	2	(9)	2	9

Fair Value Hedges
Foreign exchange contracts	—	—	(3)	—	(4)	—
Interest rate contracts	(8)	(23)	—	—	—	—

Undesignated Hedges
Foreign exchange contracts	17	(65)	—	—	—	—

Total	$9	$(88)	$(15)	$(50)	$(2)	$(44)

	Nine Months Ended September 30,
	Gains (Losses) Recognized[1]		Gains (Losses) Recognized in AOCI		Gains (Losses) Reclassified from AOCI[2]
	2025	2024	2025	2024	2025	2024
Cash Flow Hedges
Foreign exchange contracts	$—	$—	$49	$126	$82	$103
Interest rate contracts	—	—	(1)	6	4	39

Fair Value Hedges
Foreign exchange contracts	—	—	(5)	—	(5)	—
Interest rate contracts	(24)	(64)	—	—	—	—

Undesignated Hedges
Foreign exchange contracts	(149)	15	—	—	—	—

Total	$(173)	$(49)	$43	$132	$81	$142

(1)    Foreign exchange contract gains (losses) are included in Other income (expense). Interest rate contract gains (losses) are included in Interest expense.
(2)    Foreign exchange contract gains (losses) are primarily included in Other income (expense). Interest rate contract gains (losses) are included in Interest expense.

Amounts recorded in the Consolidated Statements of Financial Position related to cumulative basis adjustments for fair value hedges were as follows:

(Millions of dollars)	Carrying Value of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Value of the Hedged Liabilities
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Current maturities of long-term debt	$1,101	$483	$3	$(16)
Long-term debt	3,254	3,247	54	—
Total	$4,355	$3,730	$57	$(16)

As of September 30, 2025, $12 million of deferred net losses, net of tax, included in equity (AOCI in the Consolidated Statements of Financial Position), related to our cash flow hedges, are expected to be reclassified to earnings over the next twelve months. The actual amount recorded in earnings will vary based on interest rates and exchange rates at the time the hedged transactions impact earnings.

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

Collateral is typically not required of the counterparties or us under the master netting agreements. As of September 30, 2025 and December 31, 2024, no cash collateral was received or pledged under the master netting agreements.

The effects of net settlement provisions of the master netting agreements on our derivative balances upon an event of default or a termination event were as follows:

(Millions of dollars)	September 30, 2025		December 31, 2024
	Assets	Liabilities	Assets	Liabilities
Gross amounts recognized	$316	$(143)	$322	$(139)
Financial instruments not offset	(98)	98	(54)	54
Net amount	$218	$(45)	$268	$(85)

5.Accumulated Other Comprehensive Income (Loss)

We present Comprehensive income (loss) and its components in the Consolidated Statements of Comprehensive Income. Changes in the balances for each component of AOCI were as follows:

(Millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Foreign currency translation
Balance at beginning of period	$(946)	$(1,096)	$(1,256)	$(996)
Gains (losses) on foreign currency translation	(4)	151	306	5
Less: Tax provision/(benefit)	—	(22)	—	(7)
Net gains (losses) on foreign currency translation	(4)	173	306	12
(Gains) losses reclassified to earnings	—	—	—	61
Less: Tax provision/(benefit)	—	—	—	—
Net (gains) losses reclassified to earnings	—	—	—	61
Other comprehensive income (loss), net of tax	(4)	173	306	73
Balance at end of period	$(950)	$(923)	$(950)	$(923)

Derivative financial instruments
Balance at beginning of period	$5	$14	$24	$18
Gains (losses) deferred	(15)	(50)	43	132
Less: Tax provision/(benefit)	(4)	(5)	12	41
Net gains (losses) deferred	(11)	(45)	31	91
(Gains) losses reclassified to earnings	2	44	(81)	(142)
Less: Tax (provision)/benefit	—	6	(22)	(40)
Net (gains) losses reclassified to earnings	2	38	(59)	(102)
Other comprehensive income (loss), net of tax	(9)	(7)	(28)	(11)
Balance at end of period	$(4)	$7	$(4)	$7

Total Accumulated other comprehensive income (loss) at end of period	$(954)	$(916)	$(954)	$(916)

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
◦Designated derivative activity is excluded from segment results.
•Divestiture - Loss on divestiture included in Other income (expense). See Note 10 for more information.

Supplemental segment data and reconciliations to consolidated external reporting for the three months ended September 30 were as follows:

(Millions of dollars) 2025	External revenues	Interest expense	Depreciation on equipment leased to others	General, operating and administrative expenses	Provision for credit losses	Other segment items(1)	Profit before income taxes
North America	$533	$183	$127	$48	$26	$4	$145
EAME	101	33	13	22	4	1	28
Asia/Pacific	66	26	—	21	3	1	15
Latin America	103	52	3	15	—	1	32
Mining	91	28	30	11	1	(1)	22
Power	19	10	—	3	—	—	6
Total Segments	913	332	173	120	34	6	248
Unallocated	17	145	—	47	—	—	(175)
Timing	(4)	—	—	(6)	—	—	2
Methodology	—	(119)	—	4	—	6	109
Total	$926	$358	$173	$165	$34	$12	$184

2024	External revenues	Interest expense	Depreciation on equipment leased to others	General, operating and administrative expenses	Provision for credit losses	Other segment items(1)	Profit before income taxes
North America	$513	$165	$128	$47	$9	$5	$159
EAME	98	39	14	21	1	—	23
Asia/Pacific	68	25	1	18	—	—	24
Latin America	83	38	3	12	(3)	1	32
Mining	94	28	33	9	11	2	11
Power	16	9	1	3	1	(1)	3
Total Segments	872	304	180	110	19	7	252
Unallocated	21	128	—	52	—	1	(160)
Timing	(5)	—	—	(4)	—	—	(1)
Methodology	—	(96)	—	2	—	3	91
Total	$888	$336	$180	$160	$19	$11	$182

(1)    Other segment items are primarily costs related to repossessed and returned equipment.

Supplemental segment data and reconciliations to consolidated external reporting for the nine months ended September 30 were as follows:

(Millions of dollars) 2025	External revenues	Interest expense	Depreciation on equipment leased to others	General, operating and administrative expenses	Provision for credit losses	Other segment items(1)	Profit before income taxes
North America	$1,553	$525	$378	$144	$69	$11	$426
EAME	290	100	38	66	5	3	78
Asia/Pacific	194	74	3	57	4	1	55
Latin America	275	136	8	45	3	4	79
Mining	279	82	93	30	2	—	72
Power	55	30	—	9	(1)	—	17
Total Segments	2,646	947	520	351	82	19	727
Unallocated	51	406	—	143	—	—	(498)
Timing	(12)	—	—	(16)	—	—	4
Methodology	—	(328)	—	10	—	10	308
Total	$2,685	$1,025	$520	$488	$82	$29	$541

2024	External revenues	Interest expense	Depreciation on equipment leased to others	General, operating and administrative expenses	Provision for credit losses	Other segment items(1)	Profit before income taxes
North America	$1,491	$460	$385	$139	$43	$13	$451
EAME	283	108	41	67	(11)	3	75
Asia/Pacific	202	73	3	56	(2)	2	70
Latin America	252	116	10	39	—	3	84
Mining	279	77	100	28	16	3	55
Power	46	24	2	8	(14)	(1)	27
Total Segments	2,553	858	541	337	32	23	762
Unallocated	65	360	—	145	—	(34)	(406)
Timing	(12)	—	—	(12)	—	—	—
Methodology	—	(269)	—	8	—	14	247
Divestiture	—	—	—	—	—	210	(210)
Total	$2,606	$949	$541	$478	$32	$213	$393

 (1) Other segment items are primarily costs related to repossessed and returned equipment.

(Millions of dollars)	Assets as of
	September 30, 2025	December 31, 2024
North America	$18,959	$17,800
EAME	5,396	4,668
Asia/Pacific	3,460	3,276
Latin America	2,975	2,423
Mining	3,359	3,306
Power	954	812
Total Segments	$35,103	$32,285
Unallocated	1,923	1,921
Timing	(10)	(12)
Methodology	197	128
Inter-segment Eliminations(1)	(312)	(238)
Total	$36,901	$34,084

(1)    Eliminations are primarily related to intercompany loans.

(Millions of dollars)	Capital Expenditures(1)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
North America	$229	$197	$663	$608
EAME	19	20	44	39
Asia/Pacific	8	4	16	8
Latin America	6	3	7	15
Mining	89	30	149	129
Total Segments	351	254	879	799
Unallocated	8	10	29	18
Total	$359	$264	$908	$817

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

No significant loss has been experienced or is anticipated under any of these guarantees. At September 30, 2025 and December 31, 2024, the related recorded liability was less than $1 million. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees was $25 million and $23 million at September 30, 2025 and December 31, 2024, respectively.

We provide guarantees to purchase certain loans of Caterpillar dealers from an SPC that qualifies as a VIE. We receive a fee for providing this guarantee. The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers. This SPC issues commercial paper and uses the proceeds to fund its loan program. We are the primary beneficiary of the SPC as our guarantees result in us having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses and therefore we have consolidated the financial statements of the SPC. As of September 30, 2025 and December 31, 2024, the SPC’s assets of $1.10 billion and $1.14 billion, respectively, were primarily comprised of loans to dealers, which are included in Finance receivables, net in the Consolidated Statements of Financial Position, and the SPC’s liabilities of $1.10 billion and $1.14 billion, respectively, were primarily comprised of commercial paper, which is included in Short-term borrowings in the Consolidated Statements of Financial Position. The assets of the SPC are not available to pay our creditors. We may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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

Derivative financial instruments are measured on a recurring basis at fair value and are classified as Level 2 measurements. We had derivative financial instruments included in our Consolidated Statements of Financial Position in a net asset position of $173 million and $183 million as of September 30, 2025 and December 31, 2024, respectively. See Note 4 for additional information.
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
•Long-term debt – We estimate fair value for fixed and floating-rate debt based on quoted market prices.

Fair values of our financial instruments not carried at fair value were as follows:

(Millions of dollars)	September 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets
Finance receivables, net (excluding finance leases(1))	$24,178	$23,843	$22,026	$21,593	3	Note 3
Liabilities
Long-term debt	$26,324	$26,401	$25,406	$25,304	2

(1)    Represents finance leases and failed sale leasebacks of $7.39 billion and $6.94 billion as of September 30, 2025 and December 31, 2024, respectively.

Certain loans are subject to measurement at fair value on a nonrecurring basis. These are loans for which the company has determined that collection of contractual amounts due is not probable. Generally, the fair value of these receivables is measured using the fair value of collateral less estimated costs to sell. We had loans carried at fair value of $59 million as of September 30, 2025 and December 31, 2024.

9.Income Taxes

The provision for income taxes for the third quarter of 2025 was $50 million on $184 million profit before income taxes compared with $45 million on $182 million loss before income taxes for the third quarter of 2024. The provision for income taxes for the first nine months of 2025 was $139 million on $541 million profit before income taxes compared with $151 million on $393 million profit before income taxes in the first nine months of 2024. The provision for income taxes for the three and nine months ended September 30, 2025 included a $10 million expense for a valuation allowance against the deferred tax assets of a non-U.S. subsidiary. The effective tax rate for the nine months ended September 30, 2024 was negatively impacted by the $210 million loss on divestiture of a non-U.S. entity which had no related tax benefit (See Note 10).

10.    Divestiture

We divested a non-U.S. entity on June 13, 2024 and recognized a pre-tax loss of approximately $210 million for the nine months ended September 30, 2024. The loss on divestiture is included within Other income (expense) in the Consolidated Statements of Profit. The proceeds were allocated in accordance with the sales agreement and agreement with Caterpillar.

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

THREE MONTHS ENDED SEPTEMBER 30, 2025 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2024

Overview

(Millions of dollars)	Three Months Ended September 30,
	2025	2024	Change
Retail revenue	$474	$428	$46
Operating lease revenue	231	235	(4)
Wholesale revenue	184	188	(4)
Other revenue, net	37	37	—
Total revenues	$926	$888	$38
Profit before income taxes	$184	$182	$2
Profit attributable to Caterpillar Financial Services Corporation	$134	$137	$(3)

Revenues
We reported third-quarter 2025 revenues of $926 million, an increase of $38 million, or 4 percent, compared with $888 million in the third quarter of 2024. The increase in revenues was primarily due to a favorable impact from higher average earning assets of $56 million, partially offset by an unfavorable impact from lower average financing rates of $15 million.

Retail revenue for the third quarter of 2025 was $474 million, an increase of $46 million from the same period in 2024. The increase was due to a favorable impact from higher average earning assets of $30 million and a favorable impact from higher interest rates on retail finance receivables of $16 million. For the quarter ended September 30, 2025, retail average earning assets were $25.15 billion, an increase of $1.74 billion from the same period in 2024. The annualized average yield was 7.54 percent for the third quarter of 2025, compared with 7.31 percent for the third quarter of 2024.

Operating lease revenue for the third quarter of 2025 was $231 million, a decrease of $4 million from the same period in 2024. The decrease was due to an unfavorable impact from lower average earning assets of $9 million, partially offset by a favorable impact from higher rental rates on operating leases of $5 million.

Wholesale revenue for the third quarter of 2025 was $184 million, a decrease of $4 million from the same period in 2024. The decrease was due to an unfavorable impact from lower interest rates on wholesale finance receivables of $20 million, partially offset by a favorable impact from higher average earning assets of $16 million. For the quarter ended September 30, 2025, wholesale average earning assets were $6.08 billion, an increase of $491 million from the same period in 2024. The annualized average yield was 12.07 percent for the third quarter of 2025, compared with 13.47 percent for the third quarter of 2024.

Other revenue, net items were as follows:

(Millions of dollars)	Three Months Ended September 30,
	2025	2024	Change
Finance receivable and operating lease fees (including late charges)	$18	$16	$2
Net gain on returned or repossessed equipment	7	9	(2)
Interest income on Notes receivable from Caterpillar	6	6	—
Miscellaneous other revenue, net	6	6	—
Total Other revenue, net	$37	$37	$—

There was a favorable impact from currency translation on revenues of $4 million in the third quarter of 2025. Currency translation represents the net impact from converting the results of our subsidiaries to U.S. dollar reporting currency and is included in all financial statement line items.

Consolidated Profit Before Income Taxes
(1) Analysis excludes $3 million related to property taxes on operating leases for third quarter 2025 and 2024.
The chart above graphically illustrates reasons for the change in consolidated profit before income taxes between third quarter 2024 (at left) and third quarter 2025 (at right). Management utilizes these charts internally to visually communicate results.

Third-quarter 2025 profit before income taxes was $184 million, an increase of $2 million, or 1%, compared with $182 million profit for the third quarter of 2024. The increase was mainly driven by a favorable impact from higher average earning assets of $23 million, partially offset by higher provision for credit losses of $15 million and higher general, operating and administrative expenses of $5 million.

There was a favorable impact from currency translation on profit before income taxes of $3 million in the third quarter of 2025. Currency translation represents the net impact from converting the results of our subsidiaries to U.S. dollar reporting currency and is included in all financial statement line items.

Provision for Income Taxes
The provision for income taxes for the third quarter of 2025 was $50 million on $184 million profit before income taxes compared with $45 million on $182 million profit before income taxes for the third quarter of 2024. The provision for income taxes for the third quarter of 2025 included a $10 million expense for a valuation allowance against the deferred tax assets of a non-U.S. subsidiary.

NINE MONTHS ENDED SEPTEMBER 30, 2025 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2024

Overview

(Millions of dollars)	Nine Months Ended September 30,
	2025	2024	Change
Retail revenue	$1,374	$1,248	$126
Operating lease revenue	686	701	(15)
Wholesale revenue	507	541	(34)
Other revenue, net	118	116	2
Total revenues	$2,685	$2,606	$79
Profit before income taxes	$541	$393	$148
Profit attributable to Caterpillar Financial Services Corporation	$401	$241	$160

Revenues
Revenues for the first nine months of 2025 were $2.69 billion, an increase of $79 million, or 3 percent, compared with $2.61 billion in the same period in 2024. The increase in revenues was primarily due to a favorable impact from higher average earning assets of $133 million, partially offset by an unfavorable impact from lower average financing rates of $50 million.

Retail revenue for the first nine months of 2025 was $1.37 billion, an increase of $126 million from the same period in 2024. The increase was due to an $80 million favorable impact from higher average earning assets and a $46 million favorable impact from higher interest rates on retail finance receivables. For the nine months ended September 30, 2025, retail average earning assets were $24.52 billion, an increase of $1.47 billion from the same period in 2024. The annualized average yield was 7.47 percent for the first nine months of 2025, compared with 7.22 percent for the same period in 2024.

Operating lease revenue for the first nine months of 2025 was $686 million, a decrease of $15 million from the same period in 2024. The decrease was primarily due to a $40 million unfavorable impact from lower average earning assets, partially offset by a $25 million favorable impact from higher rental rates on operating leases.

Wholesale revenue for the first nine months of 2025 was $507 million, a decrease of $34 million from the same period in 2024. The decrease was due to a $65 million unfavorable impact from lower interest rates on wholesale finance receivables, partially offset by a $31 million favorable impact from higher average earning assets. For the nine months ended September 30, 2025, wholesale average earning assets were $5.74 billion, an increase of $307 million from the same period in 2024. The annualized average yield was 11.78 percent for the first nine months of 2025, compared with 13.29 percent for the same period in 2024.

Other revenue, net items were as follows:

(Millions of dollars)	Nine Months Ended September 30,
	2025	2024	Change
Finance receivable and operating lease fees (including late charges)	$52	$48	$4
Net gain on returned or repossessed equipment	28	36	(8)
Interest income on Notes receivable from Caterpillar	19	17	2
Miscellaneous other revenue, net	19	15	4
Total Other revenue, net	$118	$116	$2

There was an unfavorable impact from currency translation on revenues of $20 million in the first nine months of 2025. Currency translation represents the net impact from converting the results of our subsidiaries to U.S. dollar reporting currency and is included in all financial statement line items and each of the items included in the above analysis.

Consolidated Profit Before Income Taxes
(1) Analysis excludes $11 million related to property taxes on operating leases for the first nine months of 2025 and 2024.
The chart above graphically illustrates reasons for the change in consolidated profit before income taxes between September 2024 YTD (at left) and September 2025 YTD (at right). Management utilizes these charts internally to visually communicate results.

Profit before income taxes was $541 million for the first nine months of 2025, an increase of $148 million, or 38 percent, compared with $393 million for the same period in 2024. The increase was mainly driven by the absence of a $210 million loss on divestiture of a non-U.S. entity in the prior year and a favorable impact from higher average earning assets of $54 million, partially offset by higher provision expense of $50 million, the absence of an insurance settlement of $33 million in 2024 and an unfavorable impact from lower margin of $21 million.

There was an unfavorable impact from currency translation on profit before income taxes of $8 million in the first nine months of 2025. Currency translation represents the net impact from converting the results of our subsidiaries to U.S. dollar reporting currency and is included in all financial statement line items and each of the items included in the above analysis.

Provision for Income Taxes
The provision for income taxes for the first nine months of 2025 was $139 million on $541 million profit before income taxes compared with $151 million on $393 million profit before income taxes for the first nine months of 2024. The provision for income taxes for the nine months ended September 30, 2025 included a $10 million expense for a valuation allowance against the deferred tax assets of a non-U.S. subsidiary. The effective tax rate for the first nine months of 2024 was negatively impacted by the loss on divestiture of a non-U.S. entity with no related tax benefit.

FINANCE RECEIVABLES AND EQUIPMENT ON OPERATING LEASES

New Business Volume

(Millions of dollars)	Nine Months Ended September 30,
	2025	2024	Change
New retail financing	$9,294	$8,725	$569
New retail operating lease activity	899	825	74
New wholesale financing	41,592	41,316	276
Total	$51,785	$50,866	$919

New retail financing increased due to higher volume across all segments, partially offset by a decrease in Mining. The increase in new retail operating lease activity was mainly driven by higher rentals of Caterpillar equipment in North America and Mining. New wholesale financing increased primarily due to higher purchases of trade receivables from Caterpillar.

Total Managed Portfolio
We define total portfolio as Finance receivables, net plus Equipment on operating leases, net. We also manage and service receivables and leases that have been sold by us to third parties with limited or no recourse in order to mitigate our concentration of credit risk with certain customers. These assets are not available to pay our creditors. Total managed portfolio was as follows:

(Millions of dollars)	September 30, 2025	December 31, 2024	Change
Finance receivables, net	$31,568	$28,964	$2,604
Equipment on operating leases, net	2,836	2,780	56
Total portfolio	$34,404	$31,744	$2,660

Retail loans	$78	$80	$(2)
Retail leases	14	17	(3)
Operating leases	9	12	(3)
Total off-balance sheet managed assets	$101	$109	$(8)

Total managed portfolio	$34,505	$31,853	$2,652

Total Portfolio Metrics
At the end of the third quarter of 2025, past dues were 1.47 percent, compared with 1.74 percent at the end of the third quarter of 2024. Total non-performing finance receivables, which represent finance receivables currently on non-accrual status, were $158 million and $176 million at September 30, 2025 and at December 31, 2024, respectively. Total non-performing finance receivables as a percentage of our finance receivables were less than 1 percent at September 30, 2025 and December 31, 2024.

Write-offs, net of recoveries, were $40 million for the third quarter of 2025, compared with $27 million for the third quarter of 2024.

Our allowance for credit losses as of September 30, 2025 was $283 million, or 0.89 percent of finance receivables, compared with $267 million, or 0.91 percent, as of December 31, 2024. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and economic forecasts. We believe our allowance is sufficient to provide for losses over the remaining life of our finance receivables portfolio as of September 30, 2025.

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

LIQUIDITY AND CAPITAL RESOURCES

Maintaining and managing adequate capital and liquidity resources includes management of funding sources and their utilization based on current, future, and contingent needs. Throughout the third quarter of 2025, we experienced favorable liquidity conditions. We ended the third quarter of 2025 with $728 million of cash, an increase of $129 million from year-end 2024. Our cash balances are held in numerous locations throughout the world with approximately $427 million held by our non-U.S. subsidiaries. Amounts held by non-U.S. subsidiaries are available for general corporate use and could be used in the U.S. without incurring significant additional U.S. taxes. We expect to meet our U.S. funding needs without repatriating undistributed profits that are indefinitely reinvested outside the U.S.

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

Total borrowings outstanding as of September 30, 2025 were $31.83 billion, an increase of $2.02 billion from December 31, 2024. Outstanding borrowings were as follows:

(Millions of dollars)	September 30, 2025	December 31, 2024
Medium-term notes, net	$25,724	$24,882
Commercial paper, net of unamortized discount	4,341	3,946
Bank borrowings – long-term	598	522
Bank borrowings – short-term	168	165
Variable denomination floating rate demand notes	—	282
Notes payable to Caterpillar	1,000	10
Other	2	2
Total outstanding borrowings	$31,833	$29,809

Medium-term notes
We issue medium-term unsecured notes through securities dealers or underwriters in the U.S., Europe and other international capital markets. These notes are offered in several currencies and with a variety of maturities. These notes are senior unsecured obligations of the Company. Medium-term notes issued totaled $6.25 billion and redeemed totaled $5.93 billion for the nine months ended September 30, 2025. Medium-term notes, net outstanding as of September 30, 2025 mature as follows:

(Millions of dollars)
2025	$1,714
2026	8,514
2027	8,716
2028	3,715
2029	2,560
Thereafter	448
Fair value adjustments	57
Total	$25,724

Commercial paper
We issue unsecured commercial paper in the U.S., Europe, and other international capital markets. These short-term promissory notes are issued on a discounted basis and are payable at maturity.

Revolving credit facilities
As of September 30, 2025, we had three global credit facilities with a syndicate of banks totaling $11.50 billion (“Credit Facility”) available in the aggregate to both Caterpillar and us for general liquidity purposes. Based on management’s allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of September 30, 2025 was $8.63 billion. Information on our Credit Facility is as follows:

•In August 2025, we entered into a new 364-day facility of $3.50 billion (of which $2.63 billion is available to us), which expires in August 2026.
•In August 2025, we amended and extended the three-year facility (as amended and restated, the "three-year facility"). The three-year facility of $3.00 billion (of which $2.25 billion is available to us) expires in August 2028.
•In August 2025, we amended and extended the five-year facility (as amended and restated, the "five-year facility"). The five-year facility of $5.00 billion (of which $3.75 billion is available to us) expires in August 2030.

At September 30, 2025, Caterpillar’s consolidated net worth was $20.72 billion, which was above the $9.00 billion required under the Credit Facility. The consolidated net worth is defined in the Credit Facility as Caterpillar’s consolidated shareholders’ equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).

At September 30, 2025, our covenant interest coverage ratio was 1.50 to 1. This was above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain (loss) from interest rate derivatives to (2) interest expense, calculated at the end of each fiscal quarter for the prior four consecutive fiscal quarter period, required by the Credit Facility.

In addition, at September 30, 2025, our six-month covenant leverage ratio was 7.16 to 1. This was below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event that either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants. Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At September 30, 2025, there were no borrowings under the Credit Facility.

The aforementioned financial covenants are being reported as calculated under the Credit Facility and not pursuant to U.S. GAAP. Please refer to the credit agreements governing the Credit Facility filed as exhibits to our periodic reports for further information related to the calculation thereof. For risks related to our indebtedness and compliance with these covenants, please refer to the risk factor "Restrictive covenants in our debt agreements could limit our financial and operating flexibility" set forth in Part I, Item 1A of our most recent annual report on Form 10-K.

Bank borrowings
Available credit lines with banks as of September 30, 2025 totaled $3.50 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements. We may guarantee subsidiary borrowings under these lines. As of September 30, 2025, we were in compliance with all debt covenants under these credit lines.

Variable denomination floating rate demand notes
We closed the variable denomination floating rate demand notes program effective September 15, 2025. This program had allowed us to obtain funding from the sale of variable denomination floating rate demand notes, which could be redeemed at any time at the option of the holder without any material restriction. We did not hold reserves to fund the payment of the demand notes. The notes were offered on a continuous basis. The maximum amount of variable denomination floating rate demand notes that we may have had outstanding at any time was limited to $1.25 billion. All outstanding notes were redeemed effective September 15, 2025.

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

Cash Flows
Net cash provided by operating activities was $724 million in the first nine months of 2025, compared with $814 million for the same period in 2024. Net cash used for investing activities was $2.03 billion in the first nine months of 2025, compared with $1.71 billion for the same period in 2024. The change was primarily due to portfolio-related activity and increased lending activity with Caterpillar, partially offset by the 2024 divestiture of a non-U.S. subsidiary. Net cash provided by financing activities was $1.41 billion in the first nine months of 2025, compared with $876 million for the same period in 2024. The change was primarily due to increased borrowings from Caterpillar, partially offset by decreased external borrowings.

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

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the third quarter of 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

10.1
Credit Agreement (2025 364-Day Facility), dated August 28, 2025, among Caterpillar Inc., Caterpillar Financial Services Corporation, Caterpillar International Finance Designated Activity Company, Caterpillar Finance Kabushiki Kaisha and Caterpillar International Finance Luxembourg S.à r.l., certain financial institutions named therein, Citibank, N.A., as agent, Citibank Europe PLC, UK Branch, as Local Currency Agent, MUFG Bank, Ltd., as Japan Local Currency Agent, and the certain Joint Lead Arrangers and Joint Bookrunners named therein (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 3, 2025)

10.2
CIF Local Currency Addendum, dated August 28, 2025, to the Credit Agreement (2025 364-Day Facility) (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 3, 2025)

10.3
CIF LUX Local Currency Addendum, dated August 28, 2025, to the Credit Agreement (2025 364-Day Facility) (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 3, 2025)

10.4
Japan Local Currency Addendum, dated August 28, 2025, to the Credit Agreement (2025 364-Day Facility) (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 3, 2025)

10.5
Fourth Amended and Restated Credit Agreement (Three-Year Facility), dated August 28, 2025, among Caterpillar Inc., Caterpillar Financial Services Corporation, Caterpillar International Finance Designated Activity Company, Caterpillar Finance Kabushiki Kaisha and Caterpillar International Finance Luxembourg S.à r.l., certain financial institutions named therein and Citibank, N.A., as agent (incorporated by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 3, 2025)

10.6
CIF Local Currency Addendum, dated August 28, 2025, to the Credit Agreement (Three-Year Facility) (incorporated by reference from Exhibit 10.6 to the Company’s Current Report on Form 8-K filed September 3, 2025)

10.7
CIF LUX Local Currency Addendum, dated August 28, 2025, to the Credit Agreement (Three-Year Facility) (incorporated by reference from Exhibit 10.7 to the Company’s Current Report on Form 8-K filed September 3, 2025)

10.8
Japan Local Currency Addendum, dated August 28, 2025, to the Credit Agreement (Three-Year Facility) (incorporated by reference from Exhibit 10.8 to the Company’s Current Report on Form 8-K filed September 3, 2025)

10.9
Fourth Amended and Restated Credit Agreement (Five-Year Facility), dated August 28, 2025, among Caterpillar Inc., Caterpillar Financial Services Corporation, Caterpillar International Finance Designated Activity Company, Caterpillar Finance Kabushiki Kaisha and Caterpillar International Finance Luxembourg S.à r.l., certain financial institutions named therein and Citibank, N.A., as agent (incorporated by reference from Exhibit 10.9 to the Company’s Current Report on Form 8-K filed September 3, 2025)

Exhibit No.	Description of Exhibit

10.10
CIF Local Currency Addendum, dated August 28, 2025, to the Credit Agreement (Five-Year Facility) (incorporated by reference from Exhibit 10.10 to the Company’s Current Report on Form 8-K filed September 3, 2025)

10.11
CIF LUX Local Currency Addendum, dated August 28, 2025, to the Credit Agreement (Five-Year Facility) (incorporated by reference from Exhibit 10.11 to the Company’s Current Report on Form 8-K filed September 3, 2025)

10.12
Japan Local Currency Addendum, dated August 28, 2025, to the Credit Agreement (Five-Year Facility) (incorporated by reference from Exhibit 10.12 to the Company’s Current Report on Form 8-K filed September 3, 2025)

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

Caterpillar Financial Services Corporation

Date:	November 3, 2025	/s/ David T. Walton
David T. Walton, President, Director and Chief Executive Officer

Date:	November 3, 2025	/s/ Kristen R. Covey
Kristen R. Covey, Executive Vice President and Chief Financial Officer

Date:	November 3, 2025	/s/ James M. Rooney
James M. Rooney, Secretary

Date:	November 3, 2025	/s/ Daniel R. Court
Daniel R. Court, Controller (Principal Accounting Officer)