Form 10-K
period 2025-12-31
CATERPILLAR FINANCIAL SERVICES CORP
filed 2026-02-13
CIK 764764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2025

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________.

Commission File No. 001-11241

CATERPILLAR FINANCIAL SERVICES CORPORATION (Exact name of Registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	37-1105865 (I.R.S. Employer Identification No.)
2120 West End Ave., Nashville, Tennessee (Address of principal executive offices)	37203-0001 (Zip Code)
Registrant’s telephone number, including area code: (615) 341-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Medium-Term Notes, Series K, 4.850% Notes Due 2029	CAT/29	New York Stock Exchange
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

As of February 13, 2026, one share of common stock of the registrant was outstanding, which is owned by Caterpillar Inc.

* Item omitted because no answer is called for or item is not applicable.

PART I

Item 1.	Business.

The Company

Caterpillar Financial Services Corporation was organized in 1981 in the State of Delaware (together with its subsidiaries, “Cat Financial,” “the Company,” “we” or “our”). We are a wholly-owned finance subsidiary of Caterpillar Inc. (together with its other subsidiaries, “Caterpillar” or “Cat”), and our corporate headquarters is located in Nashville, Tennessee. A significant portion of our business activity is conducted in North America, and we have additional offices and subsidiaries in Latin America, Asia/Pacific, Europe and Africa.

We have over 40 years of experience providing financing for Caterpillar products and services, contributing to our knowledge of asset values, industry trends, financing structures and customer needs.

Nature of Operations

We provide retail and wholesale financing alternatives to customers and dealers around the world for Caterpillar products and services, as well as financing for power generation facilities that incorporate Caterpillar products. The various financing plans we offer are designed to support sales of Caterpillar products and services and generate financing income for Cat Financial. In addition, we purchase short-term wholesale trade receivables from Caterpillar.

We offer the following financing products to customers:

•Loans - We offer loans that allow customers to purchase equipment with structured payments over time. These loans are typically secured by the equipment purchased.
•Revolving Charge Accounts - We offer revolving charge accounts that primarily allow customers to pay for parts, services and rentals at participating Caterpillar dealers.
•Leases - We offer non-tax finance leases and tax leases which may be classified as either finance or operating leases for accounting purposes based on the characteristics of the lease. Non-tax leases are finance leases that either require or allow the customer to purchase the equipment for a fixed price at the end of the term, and the lessee for tax purposes is considered the owner of the equipment during the term of the lease. Tax leases are either operating or finance leases for accounting purposes, and for tax purposes, we are considered the owner of the equipment. At the end of tax leases, Lessees have the option to return the equipment or purchase it at market value. Lessees are obligated to maintain the equipment and insure it against damage and are responsible for payment of property and sales taxes, maintenance and other operating costs.

We offer the following financing products to dealers:

•Wholesale Financing - We provide dealers with inventory and rental fleet financing.
•Retail Loans - We make loans to certain dealers for working capital and other purposes. These loans are typically secured by dealership assets.

Our financing products may be offered at fixed or floating interest rates. We typically maintain a security interest in retail-financed equipment and generally require physical damage insurance coverage on financed equipment.

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

We provide financing only when certain criteria are met. Credit decisions are based on a variety of credit quality factors, including prior payment experience, customer financial information, credit ratings, loan-to-value ratios and other internal metrics. We typically maintain a security interest in retail-financed equipment and generally require physical damage insurance coverage on financed equipment. We finance a significant portion of Caterpillar dealers’ sales and inventory of Caterpillar equipment throughout the world (see Note 13 of Notes to Consolidated Financial Statements for more information regarding our segments and geographic areas). Our competitive position is improved by marketing programs offered in conjunction with Caterpillar and/or Caterpillar dealers. Under these programs, Caterpillar and/or the dealer funds an amount at the outset of the transaction, which we then recognize as revenue over the term of the financing. We believe that these marketing programs provide Cat Financial a significant competitive advantage in financing Caterpillar products.

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

Human Capital

Core Values

Caterpillar’s global workforce is united by Our Values In Action, Caterpillar’s Code of Conduct. Safety, Integrity, Teamwork, Excellence, and Commitment provide the foundation for our values-based culture. Our human capital management principles are embedded in our values. Our values unite us and reflect our diverse cultures, languages, geographies, and businesses, as one Caterpillar team.

Health and Safety

The health and safety of our employees is an important focus at Cat Financial. In each of 2025 and 2024, the Company achieved a recordable injury frequency rate of 0.00. We strive to continually reduce our recordable injuries.

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

Our ten Employee Resource Groups (“ERGs”), which are sponsored and supported by leadership, help ensure different voices and perspectives contribute to our strategy for long-term profitable growth. They also engage our employees, helping contribute to development and retention. Our ERGs provide many contributions to help further our business strategy including partnerships with recruiters and early career and professional organizations that can assist in strengthening the talent pipeline and programs that educate and inform on the richness of the global cultures that we share.

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

Employment

Management aligns employment levels with the needs of the business. We believe we have the appropriate human capital resources to successfully operate and deliver our enterprise strategy. As of December 31, 2025, we employed about 2,500 full-time persons, approximately half of whom were located outside the United States. In the United States, most employees are at-will employees and, therefore, not subject to any type of employment contract or agreement. At select business units, we have hired certain highly specialized employees under employment contracts that specify a term of employment, pay and other benefits.

Available Information

The Company files electronically with the Securities and Exchange Commission (“SEC”) required reports on Form 8-K, Form 10-Q, and Form 10-K, registration statements on Form S-3 and other forms or reports as required. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished with the SEC are available free of charge through Caterpillar Inc.’s website (www.caterpillar.com/secfilings) as soon as reasonably practicable after filing with the SEC. Copies may also be obtained free of charge by writing to: Legal Dept., Caterpillar Financial Services Corporation, 2120 West End Ave., Nashville, Tennessee 37203-0001. In addition, the public may obtain more detailed information about our parent company, Caterpillar Inc., by visiting its website (www.caterpillar.com). None of the information contained at any time on our website, Caterpillar’s website or the SEC’s website is incorporated by reference into this annual report on Form 10-K.

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

We manage interest rate and market liquidity risks through a variety of techniques that include a match funding strategy, the selective use of derivatives and a broadly diversified funding program. There can be no assurance, however, that fluctuations in interest rates and market liquidity conditions will not have an adverse impact on Caterpillar's and our earnings and cash flows. If any of the variety of instruments and strategies we use to hedge our exposure to these types of risk is ineffective, our earnings and cash flows may be adversely impacted. Please see “—Macroeconomic Risks—Changes in government monetary or fiscal policies may negatively impact our results” below for further discussion of changes in interest rates.

We also rely on numerous diversified global debt capital markets and funding programs to provide liquidity for our global operations, including commercial paper, medium-term notes, retail notes, and bank loans. Significant changes in market liquidity conditions could impact our access to funding and the associated funding cost and reduce our earnings and cash flows.

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

A decrease in used equipment and residual values could adversely affect our results

Declines in the value of used equipment including repossessions and residual values of equipment financed by us may reduce our earnings. We primarily sell used and end-of-lease returned equipment through the Caterpillar dealer network. The residual value of leased equipment is determined based on its estimated end-of-term market value at the time of expiration of the lease term. We estimate the residual value of leased equipment at the inception of the lease based on numerous factors, including historical wholesale market sales prices, past remarketing experience and any known significant market/product trends. If used equipment values and estimated end-of-term residual values significantly decline due to economic factors, obsolescence or other adverse circumstances, we may not realize their previously assessed values, which could reduce our earnings.

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

As required by Item 106 of Regulation S-K, the following sets forth information regarding our cybersecurity strategy, risk management and governance, which is overseen by Caterpillar and forms a part of Caterpillar’s cybersecurity strategy, risk management and governance. A description of Caterpillar’s cybersecurity strategy, risk management and governance can be found under Item 1C. "Cybersecurity" in Caterpillar’s Annual Report on Form 10-K for the year ended December 31, 2025 filed separately with the SEC.

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

We maintain a comprehensive cybersecurity program which is integrated within Caterpillar’s enterprise risk management system and encompasses the corporate information technology and operational technology environments as well as customer-facing products. Our cybersecurity program maintains a governance structure and process to identify, assess, manage, mitigate, respond to and report on cybersecurity risks. We utilize cybersecurity policies and frameworks based on industry and government standards. Our cyber risk management program controls are based on recognized best practices and standards, including the National Institute of Standards and Technology (NIST) Cyber Security Framework and the International Organization for Standardization (ISO 27001) Information Security Management System Requirements. We partner with third parties to support and evaluate our cybersecurity program. These third-party services span areas including cybersecurity maturity assessments, incident response, penetration testing, consulting on best practices, bug bounty programs and others. We also consume threat intelligence from several paid and non-paid sources.

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

We have implemented a cybersecurity awareness program which covers topics such as phishing, social networking safety, password security, mobile device usage and potential risks associated with emerging technologies. We have mandatory training in the areas of cybersecurity, privacy and confidential information handling. We also conduct regular phishing training and simulations for our employees and contractors. We provide specialized role-based training to technical professionals in cybersecurity, secure application development and other focus areas. We also conduct periodic tabletop exercises to validate our preparation for cyber events.

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

Caterpillar’s cybersecurity program is overseen by the Caterpillar CIO, who has been a Caterpillar employee for over 26 years. Prior to her current appointment as Caterpillar’s CIO in September 2020, she was the Chief Information Officer for the Caterpillar’s Financial Products Division, which includes Cat Financial. Her extensive background in IT includes global leadership for large-scale systems transformations, cybersecurity, cloud and application management, global data center management, worldwide network, servers and storage, database management and end-user services. The Caterpillar CIO leads a cross-functional cybersecurity team comprised of professionals from Caterpillar’s product, cybersecurity, legal and compliance organizations who focus on managing the security of Caterpillar’s connected solutions. This team manages the Caterpillar’s global IT systems, IT risk management, cybersecurity, global infrastructure and IT transformations.

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

Our stock is not publicly traded. Caterpillar Inc. is the owner of our one outstanding share. Cash dividends of $500 million, $625 million and $425 million were paid to Caterpillar in 2025, 2024 and 2023, respectively.

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

2025 COMPARED WITH 2024
Overview

(Millions of dollars)	2025	2024	Change
Retail revenue	$1,858	$1,689	$169
Operating lease revenue	922	936	(14)
Wholesale revenue	694	706	(12)
Other revenue, net	160	158	2
Total revenues	$3,634	$3,489	$145
Profit before income taxes	$734	$533	$201
Profit attributable to Caterpillar Financial Services Corporation	$540	$598	$(58)

Revenues
We reported revenues of $3.63 billion for 2025, an increase of $145 million, or 4 percent, compared with $3.49 billion for 2024. The increase in revenues was primarily due to a favorable impact from higher average earning assets of $222 million, partially offset by an unfavorable impact from lower average financing rates of $68 million.

Retail revenue for 2025 was $1.86 billion, an increase of $169 million from 2024. The increase was primarily due to favorable impacts from higher average earnings assets of $117 million and higher interest rates on retail finance receivables of $52 million. For the year ended December 31, 2025, retail average earning assets were $24.79 billion, an increase of $1.61 billion from 2024. The average yield was 7.49 percent for 2025, compared with 7.29 percent in 2024.

Operating lease revenue for 2025 was $922 million, a decrease of $14 million from 2024. The decrease was primarily due to an unfavorable impact from lower average earning assets of $36 million, partially offset by a favorable impact from higher rental rates on operating leases of $22 million.

Wholesale revenue for 2025 was $694 million, a decrease of $12 million from 2024. The decrease was primarily due to an unfavorable impact from lower interest rates on wholesale finance receivables of $79 million, partially offset by a favorable impact from higher average earning assets of $67 million. For the year ended December 31, 2025, wholesale average earning assets were $5.95 billion, an increase of $518 million from 2024. The average yield was 11.66 percent for 2025, compared with 13.00 percent in 2024.

Other revenue, net items were as follows:

(Millions of dollars)	2025	2024	Change
Finance receivable and operating lease fees (including late charges)	$72	$65	$7
Net gain (loss) on returned or repossessed equipment	35	49	(14)
Interest income on Notes receivable from Caterpillar	26	23	3
Miscellaneous other revenue, net	27	21	6
Total Other revenue, net	$160	$158	$2

There was an unfavorable impact from currency translation on revenues of $14 million in 2025. Currency translation represents the net impact from converting the results of our subsidiaries to U.S. dollar reporting currency and is included in all financial statement line items and each of the items included in the above analysis.

Consolidated Profit Before Income Taxes
(1) Analysis excludes $15 million related to property taxes on operating leases for both 2025 and 2024.
The chart above graphically illustrates reasons for the change in consolidated profit before income taxes between 2024 (at left) and 2025 (at right). Management utilizes these charts internally to visually communicate results.

Profit before income taxes was $734 million for 2025, an increase of $201 million, or 38 percent, compared with $533 million for 2024. The increase was primarily driven by the absence of a $210 million loss on divestiture of a non-U.S. entity in 2024 and a favorable impact from higher average earning assets of $90 million, partially offset by the absence of an insurance settlement of $33 million in 2024 and higher provision for credit losses of $31 million.

There was an unfavorable impact from currency translation on profit before income taxes of $6 million in 2025. Currency translation represents the net impact from converting the results of our subsidiaries to U.S. dollar reporting currency and is included in all financial statement line items and each of the items included in the above analysis.

Provision for Income Taxes
The provision for income taxes for 2025 was $193 million compared with a benefit of $66 million for 2024. The benefit from income taxes in 2024 included a non-cash tax benefit of $224 million from a tax law change related to currency translation.

FINANCE RECEIVABLES AND EQUIPMENT ON OPERATING LEASES

New Business Volume

(Millions of dollars)	2025	2024	Change
New retail financing	$12,987	$12,157	$830
New retail operating lease activity	1,277	1,085	192
New wholesale financing	57,647	54,426	3,221
Total	$71,911	$67,668	$4,243

New retail financing increased due to higher volume across all segments except Mining. The increase in new operating lease activity was mainly driven by higher rentals of Caterpillar equipment in North America and Mining. New wholesale financing increased primarily due to higher purchases of trade receivables from Caterpillar.

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

(Millions of dollars)	2025	2024	Change
Finance receivables, net	$32,815	$28,964	$3,851
Equipment on operating leases, net	2,927	2,780	147
Total portfolio	$35,742	$31,744	$3,998

Retail loans	$99	$80	$19
Retail finance leases	27	17	10
Operating leases	8	12	(4)
Total off-balance sheet managed assets	$134	$109	$25

Total managed portfolio	$35,876	$31,853	$4,023

Total Portfolio Metrics
At the end of 2025, past dues were 1.37 percent, compared with 1.56 percent at the end of 2024. Total non-performing finance receivables, which represent finance receivables currently on non-accrual status, were $163 million and $176 million at December 31, 2025 and 2024, respectively. Total non-performing finance receivables as a percentage of our finance receivables were less than 1 percent at December 31, 2025 and 2024.

Write-offs, net of recoveries, were $101 million for 2025, compared with $115 million for 2024.

Our allowance for credit losses as of December 31, 2025 was $284 million, or 0.86 percent of finance receivables, compared with $267 million, or 0.91 percent, as of December 31, 2024. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and economic forecasts. We believe our allowance is sufficient to provide for losses over the remaining life of our finance receivables portfolio as of December 31, 2025.

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

2024 COMPARED WITH 2023

For discussions related to the consolidated total revenues and consolidated profit before income taxes between 2024 and 2023, refer to Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the United States Securities and Exchange Commission on February 14, 2025.

LIQUIDITY AND CAPITAL RESOURCES

Maintaining and managing adequate capital and liquidity resources includes management of funding sources and their utilization based on current, future and contingent needs. Throughout 2025, we experienced favorable liquidity conditions. We ended 2025 with $533 million of cash, a decrease of $66 million from year-end 2024. Our cash balances are held in numerous locations throughout the world with approximately $354 million held by our non-U.S. subsidiaries. Amounts held by non-U.S. subsidiaries are available for general corporate use and could be used in the U.S. without incurring significant additional U.S. taxes. We expect to meet our U.S. funding needs without repatriating undistributed profits that are indefinitely reinvested outside the U.S.

BORROWINGS

Borrowings consist primarily of medium-term notes and commercial paper, the combination of which is used to manage interest rate risk and funding requirements. (Please refer to Notes 4, 5, and 6 of Notes to Consolidated Financial Statements for additional discussion.)

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

Total borrowings outstanding as of December 31, 2025 were $33.64 billion, an increase of $3.83 billion from December 31, 2024. Outstanding borrowings as of December 31 were as follows:

(Millions of dollars)	2025	2024
Medium-term notes, net	$26,437	$24,882
Commercial paper, net of unamortized discount	5,408	3,946
Bank borrowings – long-term	665	522
Bank borrowings – short-term	106	165
Variable denomination floating rate demand notes	—	282
Notes payable to Caterpillar	1,024	10
Other	1	2
Total outstanding borrowings	$33,641	$29,809

Medium-term notes
We issue medium-term unsecured notes through securities dealers or underwriters in the U.S., Europe, and other international capital markets. These notes are offered in several currencies and with a variety of maturities. These notes are senior unsecured obligations of the Company. Medium-term notes issued totaled $8.67 billion and redeemed totaled $7.64 billion for the year ended December 31, 2025. Medium-term notes, net outstanding as of December 31, 2025 mature as follows:

(Millions of dollars)
2026	$6,762
2027	8,714
2028	7,396
2029	2,563
2030	448
Thereafter	500
Fair value adjustments	54
Total	$26,437

Medium-term notes of $1.75 billion maturing in the first quarter of 2026 were excluded from Current maturities of long-term debt in the Consolidated Statements of Financial Position as of December 31, 2025 due to a $1.75 billion issuance of medium-term notes on January 8, 2026, of which $1.25 billion and $500 million mature in 2028 and 2031, respectively. The preceding maturity table reflects the reclassification of $1.75 billion from maturities in 2026 to $1.25 billion in 2028 and $500 million in 2031.

Commercial paper
We issue unsecured commercial paper in the U.S., Europe, and other international capital markets. These short-term promissory notes are issued on a discounted basis and are payable at maturity.

Revolving credit facilities
As of December 31, 2025, we had three global credit facilities with a syndicate of banks totaling $11.50 billion ("Credit Facility") available in the aggregate to both Caterpillar and us for general liquidity purposes. Based on management’s allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of December 31, 2025 was $8.63 billion. Information on our Credit Facility is as follows:

•In August 2025, we entered into a new 364-day facility. The 364-day facility of $3.50 billion (of which $2.63 billion is available to us) expires in August 2026.
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

At December 31, 2025, Caterpillar’s consolidated net worth was $21.39 billion, which was above the $9.00 billion required under the Credit Facility. The consolidated net worth is defined in the Credit Facility as Caterpillar's consolidated shareholders’ equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).

At December 31, 2025, our covenant interest coverage ratio was 1.53 to 1. This was above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain (loss) from interest rate derivatives to (2) interest expense, calculated at the end of each fiscal quarter for the prior four consecutive fiscal quarter period, required by the Credit Facility.

In addition, at December 31, 2025, our six-month covenant leverage ratio was 7.65 to 1 and our year-end covenant leverage ratio was 8.21 to 1. This was below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event that either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants. Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At December 31, 2025, there were no borrowings under the Credit Facility.

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

Bank borrowings
Available credit lines with banks as of December 31, 2025 totaled $3.44 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements. We may guarantee subsidiary borrowings under these lines. As of December 31, 2025, we were in compliance with all debt covenants under these credit lines.

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

Notes receivable from/payable to Caterpillar
Under our variable amount and term lending agreements and other notes receivable with Caterpillar, we may borrow up to $3.52 billion from Caterpillar and Caterpillar may borrow up to $2.29 billion from us. Most variable amount lending agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice. The term lending agreements have remaining maturities ranging up to nine years.

MATERIAL CASH REQUIREMENTS FROM CONTRACTUAL OBLIGATIONS

We believe our balances of cash and cash equivalents of $533 million as of December 31, 2025, along with cash generated by ongoing operations and continued access to debt markets, will be sufficient to satisfy our cash requirements over the next 12 months and beyond.

We have committed cash outflow related to short-term borrowings and long-term debt. See Notes 5 and 6, respectively, of Notes to Consolidated Financial Statements.

We also have contractual obligations to suppliers and service providers that are primarily for capital expenditures, software user licenses, extended technical support, and data processing services. These obligations total $60 million with $44 million due in the next 12 months.

CASH FLOWS

Net cash provided by operating activities was $837 million in 2025, compared with $1.20 billion in 2024. Net cash used for investing activities was $3.64 billion in 2025, compared with $2.51 billion in 2024. The change was primarily due to portfolio-related activity. Net cash provided by financing activities was $2.72 billion in 2025, compared with $1.19 billion in 2024. The change was primarily due to increased borrowings from Caterpillar and external sources.

OFF-BALANCE SHEET ARRANGEMENTS

We are a party to certain off-balance sheet arrangements, primarily in the form of guarantees. Please refer to Note 9 of Notes to Consolidated Financial Statements for further information.

Managed assets
Certain finance receivables and equipment on operating leases are sold by us to third parties with limited or no recourse in order to mitigate our concentration of credit risk with certain customers. In 2025, we received $71 million of cash proceeds from the sale of such assets. We typically maintain servicing responsibilities for these assets.

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

At December 31, 2025, the aggregate residual value of Equipment on operating leases was $1.57 billion. Without consideration of other factors such as third-party residual guarantees or contractual customer purchase options, a 10 percent non-temporary decrease in the market value of our equipment subject to operating leases would reduce residual value estimates and result in the recognition of approximately $65 million of additional annual depreciation expense.

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

We measure the allowance for credit losses on a collective (pool) basis when similar risk characteristics exist and on an individual basis when we determine that similar risk characteristics do not exist. We identify finance receivables for individual evaluation based on past due status and information available about the customer, such as financial statements, news reports and published credit ratings, as well as general information regarding industry trends and the economic environment in which our customers operate. The allowance for credit losses attributable to finance receivables that are individually evaluated is primarily based on the fair value of the collateral for collateral-dependent receivables. In determining collateral value, we estimate the current fair market value of the collateral less selling costs. We also consider credit enhancements such as additional collateral and contractual third-party guarantees.

While management believes it has exercised prudent judgment and applied reasonable assumptions, there can be no assurance that in the future, changes in economic conditions or other factors would not cause changes in the financial health of our customers. If the financial health of our customers deteriorates, the timing and level of payments received could be impacted and therefore, could result in a change to our estimated losses. Holding other variables constant, a 10 percent increase in estimated loss given default would result in an $18 million increase to the allowance for credit losses related to our customer finance receivables as of December 31, 2025. Holding other variables constant, a 10 percent increase in estimated probabilities of default would result in a $16 million increase to the allowance for credit losses related to our customer finance receivables as of December 31, 2025.

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

In order to properly manage sensitivity to changes in interest rates, we measure the potential impact of different interest rate assumptions on pre-tax earnings. All on-balance sheet positions, including derivative financial instruments, are included in the analysis. The primary assumptions included in the analysis are that there are no new fixed-rate assets or liabilities, the proportion of fixed-rate debt to fixed-rate assets remains unchanged and the level of floating rate assets and debt remain constant. We estimate a 100 basis point immediate and sustained adverse change in interest rates to have a $24 million adverse impact on 2025 pre-tax earnings based on these assumptions and the balance sheet analysis as of December 31, 2025. Last year, similar assumptions and calculations yielded a potential $15 million adverse impact to 2024 pre-tax earnings.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessment, we concluded that, as of December 31, 2025, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting
During the last fiscal quarter, there has been no significant change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

Disclosures Required Pursuant to the Securities Exchange Act of 1934
During the three months ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

Fees for professional services provided by our independent auditor included the following:

(Millions of dollars)	2025	2024
Audit fees(1)	$8.0	$7.5
Audit-related fees(2)	—	0.5
Tax fees(3)	0.1	0.1
All other fees	—	—
Total	$8.1	$8.1

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

4.8
First Amendment to the Support Agreement dated June 14, 1995, between the Company and Caterpillar (incorporated by reference from Exhibit 4 to the Company’s Current Report on Form 8-K, dated June 15, 1995)

4.9
Description of the registrant’s Medium-Term Notes, Series K, 4.850% Notes Due 2029 (incorporated by reference from Exhibit 4.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024)

The registrant hereby undertakes upon request to furnish the Commission with a copy of any instrument with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis.

10.1
Amended and Restated Tax Sharing Agreement, dated as of May 31, 2018, between the Company and Caterpillar (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018)

10.2
Credit Agreement (2025 364-Day Facility), dated as of August 28, 2025, by and among the Company, Caterpillar Inc., Caterpillar International Finance Designated Activity Company, Caterpillar Finance Kabushiki Kaisha and Caterpillar International Finance Luxembourg S.à r.l., certain financial institutions named therein, Citibank, N.A., as agent, Citibank Europe PLC, UK Branch, as Local Currency Agent, and MUFG Bank, Ltd. as Japan Local Currency Agent (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 3, 2025)

10.3
CIF Local Currency Addendum to the Credit Agreement (2025 364-Day Facility), dated as of August 28, 2025, by and among the Company, Caterpillar International Finance Designated Activity Company, the Local Currency Banks named therein, Citibank, N.A., as Agent and Citibank Europe plc, UK Branch, as Local Currency Agent (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed September 3, 2025)

10.4
CIF LUX Local Currency Addendum to the Credit Agreement (2025 364-Day Facility), dated as of August 28, 2025, by and among the Company, Caterpillar International Finance Luxembourg S.à r.l., the Local Currency Banks named therein, Citibank, N.A., as Agent and Citibank Europe plc, UK Branch, as Local Currency Agent (incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K filed September 3, 2025)

10.5
Japan Local Currency Addendum to the Credit Agreement (2025 364-Day Facility), dated as of August 28, 2025, by and among the Company, Caterpillar Finance Kabushiki Kaisha, the Japan Local Currency Banks named therein, Citibank, N.A., as Agent and MUFG Bank, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 3, 2025)

10.6
Fourth Amended and Restated Credit Agreement (Three-Year Facility), dated as of August 28, 2025, by and among the Company, Caterpillar Inc., Caterpillar International Finance Designated Activity Company, Caterpillar Finance Kabushiki Kaisha and Caterpillar International Finance Luxembourg S.à r.l., certain financial institutions named therein, Citibank, N.A., as Agent, Citibank Europe plc, UK Branch, as Local Currency Agent, and MUFG Bank, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 3, 2025)

10.7
CIF Local Currency Addendum to the Fourth Amended and Restated Credit Agreement (Three-Year Facility), dated as of August 28, 2025, by and among the Company, Caterpillar International Finance Designated Activity Company, the Local Currency Banks named therein, Citibank, N.A., as Agent and Citibank Europe plc, UK Branch, as Local Currency Agent (incorporated by reference from Exhibit 10.6 to the Company’s Current Report on Form 8-K filed September 3, 2025)

10.8
CIF LUX Local Currency Addendum to the Fourth Amended and Restated Credit Agreement (Three-Year Facility), dated as of August 28, 2025, by and among the Company, Caterpillar International Finance Luxembourg S.à r.l., the Local Currency Banks named therein, Citibank, N.A., as Agent and Citibank Europe plc, UK Branch, as Local Currency Agent (incorporated by reference from Exhibit 10.7 to the Company’s Current Report on Form 8-K filed September 3, 2025)

10.9
Japan Local Currency Addendum to the Fourth Amended and Restated Credit Agreement (Three-Year Facility), dated as of August 28, 2025, among the Company, Caterpillar Finance Kabushiki Kaisha, the Japan Local Currency Banks named therein, Citibank, N.A., as Agent and MUFG Bank, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 10.8 to the Company’s Current Report on Form 8-K filed September 3, 2025)

10.10
Fourth Amended and Restated Credit Agreement (Five-Year Facility), dated as of August 28, 2025, by and among the Company, Caterpillar Inc., Caterpillar International Finance Designated Activity Company, Caterpillar Finance Kabushiki Kaisha and Caterpillar International Finance Luxembourg S.à r.l., certain financial institutions named therein, Citibank, N.A., as Agent, Citibank Europe plc, UK Branch, as Local Currency Agent, and MUFG Bank, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 10.9 to the Company’s Current Report on Form 8-K filed September 3, 2025)

10.11
CIF Local Currency Addendum to the Fourth Amended and Restated Credit Agreement (Five-Year Facility), dated as of August 28, 2025, by and among the Company, Caterpillar International Finance Designated Activity Company, the Local Currency Banks named therein, Citibank, N.A., as Agent and Citibank Europe plc, UK Branch, as Local Currency Agent (incorporated by reference from Exhibit 10.10 to the Company’s Current Report on Form 8-K filed September 3, 2025)

10.12
CIF LUX Local Currency Addendum to the Fourth Amended and Restated Credit Agreement (Five-Year Facility), dated as of August 28, 2025, by and among the Company, Caterpillar International Finance Luxembourg S.à r.l., the Local Currency Banks named therein, Citibank, N.A., as Agent and Citibank Europe plc, UK Branch, as Local Currency Agent (incorporated by reference from Exhibit 10.11 to the Company’s Current Report on Form 8-K filed September 3, 2025)

10.13
Japan Local Currency Addendum to the Fourth Amended and Restated Credit Agreement (Five-Year Facility), dated as of August 28, 2025, by and among the Company, Caterpillar Finance Kabushiki Kaisha, the Japan Local Currency Banks named therein, Citibank, N.A., as Agent and MUFG Bank, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 10.12 to the Company’s Current Report on Form 8-K filed September 3, 2025)

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

Caterpillar Financial Services Corporation

February 13, 2026	/s/ James M. Rooney
James M. Rooney, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 13, 2026	/s/ David T. Walton	President, Director and Chief Executive Officer
David T. Walton

February 13, 2026	/s/ Andrew R.J. Bonfield	Director
Andrew R.J. Bonfield
February 13, 2026	/s/ Kristen R. Covey	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Kristen R. Covey

February 13, 2026	/s/ Daniel R. Court	Controller (Principal Accounting Officer)
Daniel R. Court

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of Caterpillar Financial Services Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial position of Caterpillar Financial Services Corporation and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of profit, comprehensive income, changes in shareholder’s equity and cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Customer Finance Receivables Allowance for Credit Losses

As described in Notes 1 and 2 to the consolidated financial statements, as of December 31, 2025, the collectively evaluated customer finance receivables allowance for credit losses makes up a significant portion of total customer finance receivable allowance for credit losses of $273 million. As disclosed by management, the allowance for credit losses is management’s estimate of expected credit losses over the life of the customer finance receivables portfolio measured on a collective (pool) basis calculated using loss forecast models utilizing probabilities of default and management’s estimated loss given default based on past loss experience adjusted for current economic conditions and reasonable and supportable forecasts and scenarios capturing country and industry-specific economic factors.

The principal considerations for our determination that performing procedures relating to the customer finance receivables allowance for credit losses is a critical audit matter are the significant judgments by management in determining the probabilities of default adjusted for country and industry-specific economic factors utilized in their models; this in turn led to a high degree of auditor judgment, subjectivity and effort in performing audit procedures and evaluating audit evidence related to probabilities of default adjusted for country and industry-specific economic factors, and the audit effort involved the use of professionals with specialized skill and knowledge.

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
February 13, 2026

We have served as the Company’s auditor since 1984.

Caterpillar Financial Services Corporation
Consolidated Statements of Profit
For the Years Ended December 31,
(Dollars in Millions)

	2025	2024	2023
Revenues:
Retail finance	$1,858	$1,689	$1,464
Operating lease	922	936	905
Wholesale finance	694	706	684
Other, net	160	158	195
Total revenues	3,634	3,489	3,248

Expenses:
Interest	1,388	1,287	1,033
Depreciation on equipment leased to others	699	722	713
General, operating and administrative	666	644	588
Provision for credit losses	106	75	49
Other	28	36	33
Total expenses	2,887	2,764	2,416

Other income (expense)	(13)	(192)	(72)

Profit before income taxes	734	533	760

Provision (benefit) for income taxes	193	(66)	192

Profit of consolidated companies	541	599	568

Less: Profit attributable to noncontrolling interests	1	1	5

Profit attributable to Caterpillar Financial Services Corporation	$540	$598	$563

See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
Consolidated Statements of Comprehensive Income
For the Years Ended December 31,
(Dollars in Millions)

	2025	2024	2023

Profit of consolidated companies	$541	$599	$568

Other comprehensive income (loss), net of tax (Note 8):
Foreign currency translation	330	(260)	67
Derivative financial instruments	(34)	6	(3)
Total Other comprehensive income (loss), net of tax	296	(254)	64

Comprehensive income (loss)	837	345	632

Less: Comprehensive income (loss) attributable to noncontrolling interests	3	1	—

Comprehensive income (loss) attributable to Caterpillar Financial Services Corporation	$834	$344	$632

See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
Consolidated Statements of Financial Position
At December 31,
(Dollars in Millions, except share data)

	2025	2024
Assets:
Cash and cash equivalents	$533	$599
Finance receivables, net of allowance for credit losses of $284 and $267	32,815	28,964
Notes receivable from Caterpillar	663	559
Equipment on operating leases, net	2,927	2,780
Other assets	1,375	1,182
Total assets	$38,313	$34,084

Liabilities and shareholder’s equity:
Payable to dealers and others	$106	$137
Payable to Caterpillar – borrowings and other	1,172	128
Accrued expenses	553	489
Short-term borrowings	5,514	4,393
Current maturities of long-term debt	7,085	6,619
Long-term debt	20,018	18,787
Other liabilities	638	641
Total liabilities	35,086	31,194

Commitments and contingent liabilities (Note 9)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and outstanding: one share (at paid-in amount)	745	745
Additional paid-in capital	2	2
Retained earnings	3,352	3,300
Accumulated other comprehensive income (loss)	(938)	(1,232)
Noncontrolling interests	66	75
Total shareholder’s equity	3,227	2,890

Total liabilities and shareholder’s equity	$38,313	$34,084

See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
Consolidated Statements of Changes in Shareholder's Equity
For the Years Ended December 31,
(Dollars in Millions)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance at December 31, 2022	$745	$2	$3,109	$(1,047)	$154	$2,963
Profit of consolidated companies			563		5	568
Dividend paid to Caterpillar			(345)		(80)	(425)
Foreign currency translation, net of tax				72	(5)	67
Derivative financial instruments, net of tax				(3)		(3)
Balance at December 31, 2023	$745	$2	$3,327	$(978)	$74	$3,170
Profit of consolidated companies			598		1	599
Dividend paid to Caterpillar			(625)			(625)
Foreign currency translation, net of tax				(260)		(260)
Derivative financial instruments, net of tax				6		6
Balance at December 31, 2024	$745	$2	$3,300	$(1,232)	$75	$2,890
Profit of consolidated companies			540		1	541
Dividend paid to Caterpillar			(488)		(12)	(500)
Foreign currency translation, net of tax				328	2	330
Derivative financial instruments, net of tax				(34)		(34)
Balance at December 31, 2025	$745	$2	$3,352	$(938)	$66	$3,227

See Notes to Consolidated Financial Statements.

Caterpillar Financial Services Corporation
Consolidated Statements of Cash Flows
For the Years Ended December 31,
 (Dollars in Millions)

	2025	2024	2023
Cash flows from operating activities:
Profit of consolidated companies	$541	$599	$568
Adjustments to reconcile profit to net cash provided by operating activities:
Depreciation and amortization	717	738	728
Accretion of Caterpillar purchased receivable revenue	(611)	(625)	(617)
Provision for credit losses	106	75	49
Provision (benefit) for deferred income taxes	69	(284)	(7)
Loss on divestiture	—	210	—
Other, net	44	197	(25)
Changes in assets and liabilities:
Other assets	77	195	112
Payable to dealers and others	(3)	(42)	29
Accrued expenses	(21)	54	77
Other payables with Caterpillar	24	14	12
Other liabilities	(106)	68	(122)
Net cash provided by operating activities	837	1,199	804
Cash flows from investing activities:
Expenditures for equipment on operating leases	(1,247)	(1,045)	(1,277)
Other capital expenditures	(94)	(40)	(20)
Proceeds from disposals of equipment	619	629	668
Additions to finance receivables	(18,046)	(16,833)	(17,250)
Collections of finance receivables	15,738	14,706	15,613
Net changes in Caterpillar purchased receivables	(529)	129	1,080
Proceeds from sale of business, net of cash sold	—	(153)	—
Proceeds from sales of receivables	71	83	63
Net change in variable lending to Caterpillar	(49)	(31)	(77)
Additions to notes receivable from Caterpillar	(113)	(59)	(19)
Collections of notes receivable from Caterpillar	62	56	52
Settlements of undesignated derivatives	(56)	47	(10)
Net cash provided by (used for) investing activities	(3,644)	(2,511)	(1,177)
Cash flows from financing activities:
Net change in variable lending from Caterpillar	14	(14)	1
Proceeds from borrowings with Caterpillar	1,000	—	—
Proceeds from debt issued (original maturities greater than three months)	9,129	10,283	8,277
Payments on debt issued (original maturities greater than three months)	(8,030)	(8,284)	(6,232)
Short-term borrowings, net (original maturities three months or less)	1,106	(168)	(1,342)
Dividend paid to Caterpillar	(500)	(625)	(425)
Net cash provided by (used for) financing activities	2,719	1,192	279
Effect of exchange rate changes on cash, cash equivalents and restricted cash	24	(9)	(47)
Increase (decrease) in cash, cash equivalents and restricted cash	(64)	(129)	(141)
Cash, cash equivalents and restricted cash at beginning of year (1)	600	729	870
Cash, cash equivalents and restricted cash at end of year (1)	$536	$600	$729
Cash paid for interest	$1,361	$1,235	$960
Cash equivalents primarily represent short-term, highly liquid investments with original maturities of generally three months or less.
(1) As of December 31, 2025, 2024 and 2023, restricted cash, which is included in Other assets in the Consolidated Statements of Financial Position, was $3 million, $1 million and $2 million, respectively. Restricted cash primarily includes cash related to syndication activities.

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Nature of Operations

Caterpillar Financial Services Corporation was organized in 1981 in the State of Delaware (together with its subsidiaries, “Cat Financial,” “the Company,” “we” or “our”). We are a wholly-owned finance subsidiary of Caterpillar Inc. (together with its other subsidiaries, “Caterpillar” or “Cat”), and our corporate headquarters is located in Nashville, Tennessee. A significant portion of our business activity is conducted in North America, and we have additional offices and subsidiaries in Latin America, Asia/Pacific, Europe and Africa.

We provide retail and wholesale financing alternatives to customers and dealers around the world for Caterpillar products and services, as well as financing for power generation facilities that incorporate Caterpillar products. The various financing plans we offer are designed to support sales of Caterpillar products and services and generate financing income for Cat Financial. Retail financing is primarily comprised of installment sale contracts and other equipment-related loans, working capital loans, finance leases, operating leases and revolving charge accounts. Wholesale financing to Caterpillar dealers consists primarily of inventory and rental fleet financing. In addition, we purchase short-term wholesale trade receivables from Caterpillar.

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

We suspend recognition of finance revenue and operating lease revenue and place an account on non-accrual status when management determines that collection of future income is not probable (generally after 120 days past due). We resume recognition of revenue, and recognize previously suspended income, when we consider collection of remaining amounts to be probable.

Payments received while a finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms. We write off interest earned but uncollected prior to the receivables being placed on non-accrual status through Provision for credit losses when, in the judgment of management, we consider it to be uncollectible.

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

We measure the allowance for credit losses on a collective (pool) basis when similar risk characteristics exist and on an individual basis when we determine that similar risk characteristics do not exist. We identify finance receivables for individual evaluation based on past-due status and information available about the customer, such as financial statements, news reports and published credit ratings, as well as general information regarding industry trends and the economic environment in which our customers operate. The allowance for credit losses attributable to finance receivables that are individually evaluated is primarily based on the fair value of the collateral for collateral-dependent receivables. In determining collateral value, we estimate the current fair market value of the collateral less selling costs. We also consider credit enhancements such as additional collateral and contractual third-party guarantees. See Note 2 for a description of our portfolio segments and allowance methodologies.

Receivable balances, including accrued interest, are written off against the allowance for credit losses when, in the judgment of management, they are considered uncollectible (generally upon repossession of the collateral). The amount of the write-off is primarily determined by comparing the fair value of the collateral, less selling costs, to the amortized cost of the receivable. Subsequent recoveries, if any, are credited to the allowance for credit losses when received.

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

M. New Accounting Pronouncements

Adoption of New Accounting Standards

Income tax reporting (ASU 2023-09) - In December 2023, the Financial Accounting Standards Board (FASB) issued accounting guidance to expand the annual disclosure requirements for income taxes, primarily related to the rate reconciliation and income taxes paid. The expanded disclosures were effective for the year ending December 31, 2025, and are being applied prospectively. See Note 10, Income taxes, for additional information.

All other ASUs effective January 1, 2025, were assessed and determined that they were either not applicable or did not have a material impact on our financial statements.

Accounting Standards Issued But Not Yet Adopted

Disaggregation of income statement expenses (ASU 2024-03) - In November 2024, the FASB issued accounting guidance to enhance transparency into the nature and function of income statement expenses. The amendments require that, on an annual and interim basis, entities disclose disaggregated operating expense information about specific categories, including employee compensation, depreciation and amortization. The expanded annual disclosures are effective for our year ending December 31, 2027, and the expanded interim disclosures are effective in 2028, with early adoption permitted. We are in the process of evaluating the effect of this new guidance on the related disclosures.

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

All other ASUs issued but not yet adopted were assessed and determined that they were either not applicable or were not expected to have a material impact on our financial statements.

NOTE 2 – FINANCE RECEIVABLES
A summary of finance receivables included in the Consolidated Statements of Financial Position as of December 31, was as follows:

(Millions of dollars)	2025	2024
Retail loans(1)	$19,218	$17,331
Retail finance leases	6,870	6,380
Caterpillar purchased receivables	5,500	4,283
Wholesale loans(1)	1,511	1,235
Wholesale leases	—	2
Total finance receivables	33,099	29,231
Less: Allowance for credit losses	(284)	(267)
Total finance receivables, net	$32,815	$28,964

(1) Includes failed sale leasebacks.

Maturities of our finance receivables, as of December 31, 2025, reflect contractual repayments due from borrowers and were as follows:

(Millions of dollars)	Retail loans	Retail finance leases	Caterpillar purchased receivables	Wholesale loans	Total
Amounts due in
2026	$8,600	$2,661	$5,538	$900	$17,699
2027	5,138	1,839	—	351	7,328
2028	3,414	1,134	—	166	4,714
2029	1,833	622	—	36	2,491
2030	712	248	—	14	974
Thereafter	152	74	—	14	240
Total	19,849	6,578	5,538	1,481	33,446
Guaranteed residual value(1)	7	454	—	39	500
Unguaranteed residual value(1)	8	565	—	9	582
Unearned income	(646)	(727)	(38)	(18)	(1,429)
Total	$19,218	$6,870	$5,500	$1,511	$33,099

(1) For Retail loans and Wholesale loans, represents residual value on failed sale leasebacks.

Our finance receivables generally may be repaid or refinanced without penalty prior to contractual maturity and we also sell finance receivables to third parties to mitigate the concentration of credit risk with certain customers.

Finance leases
Leases classified as sales-type or direct financing are reported as finance leases. Revenues from finance leases were $470 million, $437 million and $419 million for the years ended December 31, 2025, 2024, and 2023, respectively, and are included in retail and wholesale finance revenues in the Consolidated Statements of Profit.

Allowance for credit losses

Portfolio segments
A portfolio segment is the level at which we develop a systematic methodology for determining our allowance for credit losses. Our portfolio segments and related methods for estimating expected credit losses are as follows:

Customer
We provide loans and finance leases to end-user customers primarily for the purpose of financing new and used Caterpillar machinery, engines and equipment for commercial use. We also provide financing for power generation facilities that incorporate Caterpillar products. The average original term of our customer finance receivables portfolio was approximately 51 months with an average remaining term of approximately 28 months as of December 31, 2025.

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

During the year ended December 31, 2025, our forecasts reflected a continuation of global market uncertainty and actions by global central banks aimed at balancing economic growth and managing inflation. We believe the economic forecasts employed represent reasonable and supportable forecasts, followed by a reversion to long-term trends.

Dealer
We provide financing to Caterpillar dealers on a secured and unsecured basis in the form of wholesale financing plans and retail loans. Our wholesale financing plans provide financing to dealers for their new Caterpillar equipment inventory and rental fleets. The retail loans to dealers are primarily for working capital.

We estimate the allowance for credit losses for dealer finance receivables based on historical loss rates with consideration of current economic conditions and reasonable and supportable forecasts.

In general, our Dealer portfolio segment has not historically experienced large increases or decreases in credit losses based on changes in economic conditions due to our close working relationships with the dealers and their financial strength. Therefore, we made no adjustments to historical loss rates during the year ended December 31, 2025.

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

In general, our Caterpillar Purchased Receivables portfolio segment has not historically experienced large increases or decreases in credit losses based on changes in economic conditions due to the short-term maturities of the receivables, our close working relationships with the dealers and their financial strength. Therefore, we made no adjustments to historical loss rates during the year ended December 31, 2025.

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

An analysis of the allowance for credit losses as of December 31, was as follows:

(Millions of dollars)	2025				2024
Allowance for Credit Losses:	Customer	Dealer	Caterpillar Purchased Receivables	Total	Customer	Dealer	Caterpillar Purchased Receivables	Total
Beginning Balance	$258	$4	$5	$267	$276	$51	$4	$331
Write-offs	(148)	—	—	(148)	(125)	(47)	—	(172)
Recoveries	47	—	—	47	57	—	—	57
Provision for credit losses(1)	109	—	2	111	84	—	1	85
Other	7	—	—	7	(34)	—	—	(34)
Ending Balance	$273	$4	$7	$284	$258	$4	$5	$267

Finance Receivables	$24,572	$3,027	$5,500	$33,099	$22,199	$2,749	$4,283	$29,231

(1) Excludes provision for credit losses on unfunded commitments and other miscellaneous receivables.

Gross write-offs by origination year for our Customer portfolio segment were as follows:

(Millions of dollars)	Year Ended December 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Finance Receivables	Total
North America	$3	$15	$27	$12	$8	$4	$8	$77
EAME	1	5	7	3	2	1	1	20
Asia/Pacific	2	6	3	2	1	—	—	14
Latin America	1	3	3	5	2	1	—	15
Mining	—	8	6	6	—	1	—	21
Power	—	—	—	—	—	1	—	1
Total	$7	$37	$46	$28	$13	$8	$9	$148

	Year Ended December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Finance Receivables	Total
North America	$2	$19	$13	$6	$3	$1	$9	$53
EAME	1	4	5	4	2	1	—	17
Asia/Pacific	1	4	5	4	1	1	—	16
Latin America	—	3	6	5	3	8	—	25
Mining	8	3	3	—	—	—	—	14
Total	$12	$33	$32	$19	$9	$11	$9	$125

All $47 million of gross write-offs in the Dealer portfolio segment for the year ended December 31, 2024 were in Latin America and originated prior to 2020.

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

Customer
The aging analysis of our Customer portfolio segment by origination year was as follows:

(Millions of dollars)	December 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$5,531	$3,634	$1,845	$743	$318	$20	$510	$12,601
31-60 days past due	30	42	28	18	6	1	4	129
61-90 days past due	11	14	10	5	3	—	2	45
91+ days past due	11	34	29	20	8	3	1	106
EAME
Current	1,560	938	614	316	114	44	—	3,586
31-60 days past due	5	12	6	6	2	—	—	31
61-90 days past due	3	5	3	2	1	—	—	14
91+ days past due	5	9	12	6	3	2	—	37
Asia/Pacific
Current	1,175	691	380	137	42	3	50	2,478
31-60 days past due	5	8	3	1	—	—	—	17
61-90 days past due	2	3	1	2	—	—	—	8
91+ days past due	1	1	2	2	—	—	—	6
Latin America
Current	984	511	212	96	15	1	4	1,823
31-60 days past due	3	6	5	3	—	—	—	17
61-90 days past due	2	2	2	1	—	1	—	8
91+ days past due	1	10	7	4	1	—	—	23
Mining
Current	946	806	495	280	107	51	—	2,685
31-60 days past due	3	—	—	—	—	—	—	3
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	1	1	8	—	—	—	—	10
Power
Current	272	264	179	37	8	37	148	945
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	—	—	—
Totals by Aging Category
Current	10,468	6,844	3,725	1,609	604	156	712	24,118
31-60 days past due	46	68	42	28	8	1	4	197
61-90 days past due	18	24	16	10	4	1	2	75
91+ days past due	19	55	58	32	12	5	1	182
Total	$10,551	$6,991	$3,841	$1,679	$628	$163	$719	$24,572

(Millions of dollars)	December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$5,340	$3,035	$1,567	$980	$244	$23	$385	$11,574
31-60 days past due	30	42	29	18	5	1	3	128
61-90 days past due	9	14	10	6	2	1	1	43
91+ days past due	13	37	26	16	6	2	1	101
EAME
Current	1,244	874	532	285	92	72	—	3,099
31-60 days past due	7	10	4	3	1	—	—	25
61-90 days past due	3	4	1	1	1	—	—	10
91+ days past due	3	14	8	6	4	1	—	36
Asia/Pacific
Current	1,064	662	313	126	31	4	46	2,246
31-60 days past due	4	6	5	2	—	—	—	17
61-90 days past due	1	1	2	1	—	—	—	5
91+ days past due	4	1	2	1	1	—	—	9
Latin America
Current	800	363	220	60	8	2	—	1,453
31-60 days past due	4	6	5	1	—	2	—	18
61-90 days past due	1	2	1	—	—	—	—	4
91+ days past due	2	6	8	4	1	1	—	22
Mining
Current	1,067	775	450	214	69	41	21	2,637
31-60 days past due	—	1	—	—	—	—	—	1
61-90 days past due	—	1	—	—	—	—	—	1
91+ days past due	4	5	5	1	—	3	—	18
Power
Current	190	184	40	43	64	63	166	750
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	2	—	2
Totals by Aging Category
Current	9,705	5,893	3,122	1,708	508	205	618	21,759
31-60 days past due	45	65	43	24	6	3	3	189
61-90 days past due	14	22	14	8	3	1	1	63
91+ days past due	26	63	49	28	12	9	1	188
Total	$9,790	$6,043	$3,228	$1,768	$529	$218	$623	$22,199

Finance receivables in our Customer portfolio segment are substantially secured by collateral, primarily in the form of Caterpillar and other equipment. For those contracts where the borrower is experiencing financial difficulty, repayment of the outstanding amounts is generally expected to be provided through the operation or repossession and sale of the equipment.

Dealer
As of December 31, 2025 and 2024, the total amortized cost of finance receivables within our Dealer portfolio segment was current.

Caterpillar Purchased Receivables
The aging analysis of our Caterpillar Purchased Receivables portfolio segment as of December 31, was as follows:

(Millions of dollars)	2025
	Current	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Finance Receivables
North America	$3,242	$9	$7	$5	$3,263
EAME	1,189	1	—	—	1,190
Asia/Pacific	646	1	—	—	647
Latin America	387	—	—	—	387
Power	11	2	—	—	13
Total	$5,475	$13	$7	$5	$5,500

	2024
	Current	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Finance Receivables
North America	$2,584	$14	$5	$4	$2,607
EAME	740	3	1	—	744
Asia/Pacific	528	—	—	1	529
Latin America	383	—	—	—	383
Power	16	2	1	1	20
Total	$4,251	$19	$7	$6	$4,283

Non-accrual finance receivables
In our Customer portfolio segment, finance receivables which were on non-accrual status and finance receivables over 90 days past due and still accruing income as of December 31, were as follows:

(Millions of dollars)	2025		2024
	Amortized Cost		Amortized Cost
	Non-accrual	91+ Still Accruing	Non-accrual	91+ Still Accruing
North America	$90	$20	$83	$20
EAME	35	5	33	5
Asia/Pacific	4	2	5	5
Latin America	24	1	24	—
Mining	10	—	29	—
Power	—	—	2	—
Total	$163	$28	$176	$30

There were no finance receivables in our Dealer portfolio segment on non-accrual status as of December 31, 2025 and 2024.

Modifications
We periodically modify the terms of our finance receivable agreements. Typically, the types of modifications granted are payment deferrals, interest only payment periods and/or term extensions. Many modifications we grant are for commercial reasons or for borrowers experiencing some form of short-term financial stress and may result in insignificant payment delays. We do not consider these borrowers to be experiencing financial difficulty. Modifications for borrowers we do consider to be experiencing financial difficulty typically result in payment deferrals and/or reduced payments for a period of four months or longer, term extensions of six months or longer or a combination of both.

During the years ended December 31, 2025 and 2024, there were no finance receivable modifications granted to borrowers experiencing financial difficulty in the Dealer or Caterpillar Purchased Receivables portfolio segments.

The ending amortized cost of finance receivables modified with borrowers experiencing financial difficulty in the Customer portfolio segment for the years ended December 31, 2025 and 2024 was as follows:

(Millions of dollars)	2025	2024
Amortized cost of finance receivables modified	$38	$33
Modifications as a percentage of Customer portfolio	0.16%	0.15%

The financial effects of term extensions and payment delays for borrowers experiencing financial difficulty for the years ended December 31, were as follows:

(In months)	2025	2024
Weighted average extension to term of modified contracts	19	8
Weighted average payment deferral and/or interest only periods	6	6

After we modify a finance receivable, we continue to track its performance under its most recent modified terms. As of December 31, 2025 and 2024, defaults of loans modified in the prior twelve months were not significant.

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

Concentration of credit risk
As of December 31, 2025 and 2024, receivables from customers in construction-related industries made up approximately 40 percent of our total portfolio. No single customer or dealer represented a significant concentration of credit risk.

NOTE 3 – EQUIPMENT ON OPERATING LEASES

The carrying amount of Equipment on operating leases, net in the Consolidated Statements of Financial Position as of December 31, was as follows:

(Millions of dollars)	2025	2024
Equipment on operating leases, at cost	$4,401	$4,207
Less: Accumulated depreciation	(1,474)	(1,427)
Equipment on operating leases, net	$2,927	$2,780

Our lease agreements may include options for the lessee to purchase the underlying asset at the end of the lease term for either a stated fixed price or fair market value.

At December 31, 2025, rental payments to be received for equipment on operating leases were as follows:

(Millions of dollars)
2026	2027	2028	2029	2030	Thereafter	Total
$745	$503	$324	$153	$72	$21	$1,818

NOTE 4 – CREDIT COMMITMENTS

Revolving credit facilities
As of December 31, 2025, we had three global credit facilities with a syndicate of banks totaling $11.50 billion ("Credit Facility") available in the aggregate to both Caterpillar and us for general liquidity purposes. Based on management’s allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of December 31, 2025 was $8.63 billion. Information on our Credit Facility is as follows:

•In August 2025, we entered into a new 364-day facility. The 364-day facility of $3.50 billion (of which $2.63 billion is available to us) expires in August 2026.
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

In the event that either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants. Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At December 31, 2025, there were no borrowings under the Credit Facility, and Caterpillar and we were in compliance with our respective financial covenants under the Credit Facility.

Bank borrowings
Available credit lines with banks as of December 31, 2025 totaled $3.44 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements. We may guarantee subsidiary borrowings under these lines. As of December 31, 2025 and 2024, we had $771 million and $687 million, respectively, outstanding against these credit lines and were in compliance with all debt covenants under these credit lines.

Notes receivable from/payable to Caterpillar
Under our variable amount and term lending agreements and other notes receivable with Caterpillar, we may borrow up to $3.52 billion from Caterpillar and Caterpillar may borrow up to $2.29 billion from us. Most variable amount lending agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice. The term lending agreements have remaining maturities ranging up to nine years. We had notes payable of $1.02 billion and notes receivable of $663 million outstanding under these agreements as of December 31, 2025, compared with notes payable of $10 million and notes receivable of $559 million as of December 31, 2024.

NOTE 5 – SHORT-TERM BORROWINGS

Short-term borrowings outstanding as of December 31, were comprised of the following:

(Millions of dollars)	2025		2024
	Balance	Weighted Avg. Rate	Balance	Weighted Avg. Rate
Commercial paper, net	$5,408	3.8%	$3,946	4.5%
Bank borrowings and other	106	10.1%	165	10.8%
Variable denomination floating rate demand notes	—	—%	282	4.2%
Total	$5,514		$4,393

We closed the variable denomination floating rate demand notes program effective September 15, 2025.

NOTE 6 – LONG-TERM DEBT

During 2025, we issued $8.67 billion of medium-term notes, of which $5.75 billion were at fixed interest rates and $2.92 billion were floating interest rates. At December 31, 2025, the outstanding medium-term notes had remaining maturities ranging up to five years. Debt issuance costs are capitalized and amortized to Interest expense using the effective yield method over the term of the debt issuance. Medium-term notes, net contain fair value adjustments for debt in a fair value hedge relationship.

Long-term debt outstanding as of December 31, was comprised of the following:

(Millions of dollars)	2025		2024
	Balance	Weighted Avg. Rate	Balance	Weighted Avg. Rate
Medium-term notes	$26,424	3.8%	$24,940	3.9%
Unamortized discount and debt issuance costs	(41)		(42)
Fair value adjustments	54		(16)
Medium-term notes, net	26,437		24,882
Bank borrowings and other	666	10.7%	524	9.6%
Total	$27,103		$25,406

Maturities of Long-term debt outstanding (excluding fair value adjustments) as of December 31, 2025, in each of the next five years, are as follows:

(Millions of dollars)
2026	$7,085
2027	8,890
2028	7,528
2029	2,590
2030	456

Medium-term notes of $1.75 billion maturing in the first quarter of 2026 were excluded from Current maturities of long-term debt in the Consolidated Statements of Financial Position as of December 31, 2025 due to a $1.75 billion issuance of medium-term notes on January 8, 2026, of which $1.25 billion and $500 million mature in 2028 and 2031, respectively. The preceding maturity table reflects the reclassification of $1.75 billion from maturities in 2026 to $1.25 billion in 2028 and $500 million in 2031.

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

Our policy allows us to use fixed-to-floating, floating-to-fixed and floating-to-floating interest rate contracts to meet the match-funding objective. We designate fixed-to-floating interest rate contracts as fair value hedges to protect debt against changes in fair value due to changes in the benchmark interest rate. We designate most floating-to-fixed interest rate contracts as cash flow hedges to protect against the variability of cash flows due to changes in the benchmark interest rate. If we liquidate fixed-to-floating or floating-to-fixed interest rate contracts, we amortize any deferred gains or losses into earnings over the remaining term of the previously hedged item.

The location and fair value of derivative instruments reported in the Consolidated Statements of Financial Position as of December 31, were as follows:

(Millions of dollars)	2025		2024
	Assets[1]	Liabilities[2]	Assets[1]	Liabilities[2]
Designated derivatives
Foreign exchange contracts	$229	$(94)	$228	$(89)
Interest rate contracts	54	(6)	10	(31)
	$283	$(100)	$238	$(120)
Undesignated derivatives
Foreign exchange contracts	$13	$(71)	$84	$(19)
	$13	$(71)	$84	$(19)

(1) Assets are classified in the Consolidated Statements of Financial Position as Other assets.
(2) Liabilities are classified in the Consolidated Statements of Financial Position as Accrued expenses.

The total notional amount of our derivative instruments was $18.21 billion and $15.97 billion as of December 31, 2025 and 2024, respectively. The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties. We calculate the amounts exchanged by the parties by referencing the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates and interest rates.

Gains (Losses) on derivative instruments for the years ended December 31, were categorized as follows:

(Millions of dollars)	Gains (Losses) Recognized[1]			Gains (Losses) Recognized in AOCI			Gains (Losses) Reclassified from AOCI[2]
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Cash Flow Hedges
Foreign exchange contracts	$—	$—	$—	$43	$255	$(22)	$81	$213	$(68)
Interest rate contracts	—	—	—	—	11	9	6	41	58
Fair Value Hedges
Foreign exchange contracts	—	—	—	(9)	—	—	(8)	—	—
Interest rate contracts	(26)	(76)	(75)	—	—	—	—	—	—
Undesignated Hedges
Foreign exchange contracts	(173)	167	(39)	—	—	—	—	—	—
Total	$(199)	$91	$(114)	$34	$266	$(13)	$79	$254	$(10)

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

Amounts recorded in the Consolidated Statements of Financial Position related to cumulative basis adjustments for fair value hedges as of December 31, were as follows:

(Millions of dollars)	Carrying Value of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Value of the Hedged Liabilities
	2025	2024	2025	2024
Current maturities of long-term debt	$602	$483	$3	$(16)
Long-term debt	3,351	3,247	51	—
Total	$3,953	$3,730	$54	$(16)

As of December 31, 2025, $21 million of deferred net losses, net of tax, included in equity (AOCI in the Consolidated Statements of Financial Position), related to our cash flow hedges, are expected to be reclassified to earnings over the next twelve months. The actual amount recorded in earnings will vary based on interest rates and exchange rates at the time the hedged transactions impact earnings.

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

Collateral is typically not required of the counterparties or us under the master netting agreements. As of December 31, 2025 and 2024, no cash collateral was received or pledged under the master netting agreements.

The effect of net settlement provisions of the master netting agreements on our derivative balances upon an event of default or a termination event as of December 31, was as follows:

(Millions of dollars)	2025		2024
	Assets	Liabilities	Assets	Liabilities
Gross amounts recognized	$296	$(171)	$322	$(139)
Financial instruments not offset	(100)	100	(54)	54
Net amount	$196	$(71)	$268	$(85)

Concentration of Credit Risk
Our exposure to credit loss in the event of nonperformance by the counterparties is limited to only those gains that we have recorded, but for which we have not yet received cash payment. The master netting agreements reduce the amount of loss the company would incur should the counterparties fail to meet their obligations. At December 31, 2025 and 2024, the maximum exposure to credit loss was $296 million and $322 million, respectively, before the application of any master netting agreements.

NOTE 8 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

We present Comprehensive income (loss) and its components in the Consolidated Statements of Comprehensive Income. Changes in the balances for each component of AOCI for the years ended December 31, were as follows:

(Millions of dollars)	2025	2024	2023
Foreign currency translation
Balance at beginning of year	$(1,256)	$(996)	$(1,068)
Gains (losses) on foreign currency translation	328	(299)	55
Less: Tax provision/(benefit)	—	22	(17)
Net gains (losses) on foreign currency translation	328	(321)	72
(Gains) losses reclassified to earnings	—	61	—
Less: Tax provision/(benefit)	—	—	—
Net (gains) losses reclassified to earnings	—	61	—
Other comprehensive income (loss), net of tax	328	(260)	72
Balance at end of year	$(928)	$(1,256)	$(996)

Derivative financial instruments
Balance at beginning of year	$24	$18	$21
Gains (losses) deferred	34	266	(13)
Less: Tax provision/(benefit)	8	74	(3)
Net gains (losses) deferred	26	192	(10)
(Gains) losses reclassified to earnings	(79)	(254)	10
Less: Tax (provision)/benefit	(19)	(68)	3
Net (gains) losses reclassified to earnings	(60)	(186)	7
Other comprehensive income (loss), net of tax	(34)	6	(3)
Balance at end of year	$(10)	$24	$18

Total Accumulated other comprehensive income (loss) at end of year	$(938)	$(1,232)	$(978)

NOTE 9 – COMMITMENTS AND CONTINGENT LIABILITIES

Guarantees
We provide credit guarantees and residual value guarantees to third parties for financing and leasing associated with Caterpillar machinery. In addition, we provide standby letters of credit issued to third parties on behalf of our customers. These guarantees and standby letters of credit have varying terms.

No significant loss has been experienced or is anticipated under any of these guarantees. At December 31, 2025 and 2024, the related recorded liability was less than $1 million. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees was $25 million and $23 million at December 31, 2025 and 2024, respectively.

We provide guarantees to purchase certain loans of Caterpillar dealers from a special-purpose corporation (SPC) that qualifies as a VIE. We receive a fee for providing this guarantee. The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers. This SPC issues commercial paper and uses the proceeds to fund its loan program. We are the primary beneficiary of the SPC as our guarantees result in us having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses and therefore we have consolidated the financial statements of the SPC. As of December 31, 2025 and 2024, the SPC’s assets of $1.19 billion and $1.14 billion, respectively, were primarily comprised of loans to dealers, which are included in Finance receivables, net in the Consolidated Statements of Financial Position, and the SPC’s liabilities of $1.19 billion and $1.14 billion, respectively, were primarily comprised of commercial paper, which is included in Short-term borrowings in the Consolidated Statements of Financial Position. The assets of the SPC are not available to pay our creditors. We may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

Lending commitments
We have commitments to extend credit to customers and Caterpillar dealers through lines of credit and other pre-approved credit arrangements. We apply the same credit policies and approval process for these commitments as we do for other financing. If credit is extended, collateral is generally required upon funding. The unused commitments to extend credit to customers and dealers that are not unconditionally cancellable were $901 million and $291 million at December 31, 2025, respectively. The reserve for credit losses related to these commitments was $8 million at December 31, 2025, and is recorded in Other liabilities in the Consolidated Statements of Financial Position. We also have other pre-approved lines of credit and other credit arrangements with Caterpillar dealers that we generally have the right to unconditionally cancel, alter, or amend the terms for these at any time.

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

NOTE 10 – INCOME TAXES

As further described in Note 1M, New Accounting Pronouncements, we have elected to prospectively adopt the guidance in ASU 2023-09. The following table is a reconciliation of the U.S. federal statutory tax rate of 21 percent to our effective tax rate for the year ended December 31, 2025 in accordance with the guidance in ASU 2023-09.

Reconciliation of the U.S. federal statutory tax rate to effective tax rate:

(Millions of dollars)	2025
Taxes computed at U.S. statutory rates	$154	21.0%
Foreign tax effects:
Brazil
Statutory tax rate difference between Brazil and United States	8	1.1%
Other	8	1.1%
United Kingdom
Changes in valuation allowances	23	3.1%
Luxembourg
Changes in valuation allowances	(19)	(2.6)%
Other foreign jurisdictions	42	5.7%
Effect of cross-border tax laws
Branch taxation	(13)	(1.7)%
Foreign tax credits (withholding taxes)	(20)	(2.8)%
Other cross-border	6	0.8%
Other adjustments	4	0.6%
Provision for income taxes and effective rate	$193	26.3%

The following table is a reconciliation of the U.S. federal statutory tax rate of 21 percent to our effective tax rate for the years ended December 31, 2024 and December 31, 2023 prior to the adoption of the guidance in ASU 2023-09.

Reconciliation of the U.S. federal statutory tax rate to effective tax rate:

(Millions of dollars)	2024		2023
Taxes computed at U.S. statutory rates	$112	21.0%	$160	21.0%
(Decreases) increases in taxes resulting from:
State income tax, net of federal tax(1)	1	0.2%	5	0.5%
Non-U.S. subsidiaries taxed at other than the U.S. rate	(14)	(2.6)%	21	2.8%
Valuation allowances	1	0.2%	(14)	(1.8)%
Tax law change for currency translation	(224)	(42.0)%	—	—%
Tax loss on divestiture of a non-U.S. subsidiary	48	9.0%	—	—%
Dividend withholding tax & indefinite reinvestment change	2	0.4%	30	4.0%
Foreign currency translation taxed at non-U.S. subsidiaries	8	1.5%	(10)	(1.3)%
Provision for income taxes	$(66)	(12.4)%	$192	25.2%

(1) Excludes amount included in Tax law change for currency translation line item.

Included in the line item above labeled “Non-U.S. subsidiaries taxed at other than the U.S. rate” are the effects of local and U.S. taxes related to earnings of non-U.S. subsidiaries and other permanent differences between tax and U.S. GAAP results.

The provision for income taxes in 2025 included a non-cash benefit of $19 million from a reduction in the valuation allowance against the deferred tax assets of a non-U.S. subsidiary. The provision for income taxes in 2024 included a $15 million increase in the valuation allowance for a U.S. deferred tax asset related to capital loss carryforwards. The provision for income taxes for 2025 and 2024 included an increase in valuation allowance for non-U.S. deferred tax assets due to a decrease in consistent and/or sustainable profitability to support their recognition in certain jurisdictions, resulting in a $23 million and $15 million non-cash expense, respectively. The provision for income taxes for 2023 included a decrease in the valuation allowance for non-U.S. deferred tax assets primarily due to a non-cash benefit of $22 million from a non-U.S. subsidiary which has returned to consistent and sustainable profitability. The provision for income taxes for 2023 included an increase in valuation allowance for non-U.S. deferred tax assets due to a decrease in consistent and/or sustainable profitability to support their recognition in certain jurisdictions, resulting in an $8 million non-cash expense.

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

The components of Profit before income taxes for the years ended December 31, were as follows:

(Millions of dollars)	2025	2024	2023
U.S.	$376	$173	$384
Non-U.S.	358	360	376
Total	$734	$533	$760

Profit before income taxes, as shown above, is based on the location of the entity to which such earnings are attributable. Where an entity’s earnings are subject to taxation, however, may not correlate solely to where an entity is located. Thus, the income tax provision shown below as U.S. or non-U.S. may not correspond to the earnings shown above.

The components of the Provision for income taxes for the years ended December 31, were as follows:

(Millions of dollars)
Current income tax provision:	2025	2024	2023
U.S. Federal	$(20)	$117	$36
Non-U.S.	143	109	150
U.S. State	(2)	2	3
	121	228	189
Deferred income tax provision (benefit):
U.S. Federal	72	(283)	33
Non-U.S.	(2)	9	(31)
U.S. State	2	(20)	1
	72	(294)	3
Total Provision for income taxes	$193	$(66)	$192

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

Income taxes payable were $186 million and $255 million as of December 31, 2025 and 2024, respectively, and are included in Other liabilities in the Consolidated Statements of Financial Position.

In accordance with the guidance in ASU 2023-09, net income tax and related interest paid in 2025 to the following jurisdictions were as follows:

(Millions of dollars)
U.S. Federal	$104
U.S. State	1
Non-U.S.(1)
Australia	42
Brazil	26
Canada	22
Other	41
Net income tax and related interest paid	$236

(1) Includes federal, state and local jurisdictions within each country.

We paid net income tax and related interest of $140 million and $210 million in 2024 and 2023, respectively.

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

(Millions of dollars)	2025	2024
Assets:
Other assets	$133	$114
Liabilities:
Other liabilities	(402)	(330)
Deferred income taxes, net	$(269)	$(216)

Our consolidated deferred income taxes consisted of the following components as of December 31:

(Millions of dollars)
Deferred income tax assets:	2025	2024
Allowance for credit losses	$80	$77
Tax carryforwards	136	122
Revenue timing differences	19	19
	235	218
Deferred income tax liabilities:
Capital assets, including lease basis differences	(438)	(367)
Undistributed profits of non-U.S. subsidiaries	(11)	(15)
	(449)	(382)

Valuation allowance for deferred income tax assets	(57)	(51)
Other, net	2	(1)
Deferred income taxes, net	$(269)	$(216)

At December 31, 2025, deferred tax assets for U.S. state losses of $4 million expire on or before 2045.

In some U.S. state income tax jurisdictions, we join with other Caterpillar entities in filing combined income tax returns. In other U.S. state income tax jurisdictions, we file on a separate, stand-alone basis.

Deferred tax assets for U.S. federal loss carryforwards total $16 million, of which $1 million expires before 2027 and $15 million expires before 2030. U.S. entities have recorded valuation allowances of $16 million against the U.S. federal loss carryforwards. Deferred tax assets for losses and credit carryforwards of non-U.S. entities of $20 million expire on or before 2042, while the remaining $96 million may be carried over indefinitely. Non-U.S. entities that have not yet demonstrated consistent and/or sustainable profitability to support the recognition of net deferred income tax assets have recorded valuation allowances of $41 million against tax carryforwards and other deferred tax assets.

A reconciliation of the beginning and ending amounts of gross unrecognized income tax benefits for uncertain income tax positions, including positions impacting only the timing of income tax benefits was as follows:

(Millions of dollars)	2025	2024	2023
Reconciliation of unrecognized income tax benefits(1):
Balance at beginning of year	$134	$119	$127
Additions for income tax positions related to current year	—	15	—
Additions for income tax positions related to prior year	4	—	—
Reductions for income tax positions related to prior year	—	—	(2)
Reductions for income tax positions related to settlements	—	—	(6)
Balance at end of year	$138	$134	$119

Amount that, if recognized, would impact the effective tax rate	$138	$134	$119

(1) Foreign currency translation amounts are included within each line as applicable.

We classify interest and penalties on income taxes as a component of the provision for income taxes. During the year ended December 31, 2025, interest and penalties were $11 million. For the years ending December 31, 2024 and 2023, interest and penalties were not material. As of December 31, 2025 and 2024, the total amount of accrued interest and penalties was $19 million and $10 million, respectively.

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

Derivative financial instruments are measured on a recurring basis at fair value and are classified as Level 2 measurements. We had derivative financial instruments included in our Consolidated Statements of Financial Position in a net asset position of $125 million and $183 million as of December 31, 2025 and 2024, respectively. See Note 7 for additional information.

B.Fair Values of Financial Instruments
Cash and cash equivalents, restricted cash (included in Other assets in the Consolidated Statements of Financial Position), and Short-term borrowings are classified as Level 1 measurements and carrying amount approximates fair value. We use the following methods and assumptions to estimate the fair value of our financial instruments not carried at fair value:

•Finance receivables, net – We estimate fair value by discounting the future cash flows using current rates representative of receivables with similar remaining maturities.
•Long-term debt – We estimate fair value for fixed and floating-rate debt based on quoted market prices.

Fair values of our financial instruments not carried at fair value as of December 31, were as follows:

(Millions of dollars)	2025		2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets
Finance receivables, net (excluding finance leases(1))	$25,346	$25,012	$22,026	$21,593	3	Note 2
Liabilities
Long-term debt	$27,103	$27,204	$25,406	$25,304	2	Note 6

(1) Represents finance leases and failed sale leasebacks of $7.47 billion and $6.94 billion as of December 31, 2025 and 2024, respectively.

Certain loans are subject to measurement at fair value on a nonrecurring basis. These are loans for which the company has determined that collection of contractual amounts due is not probable. Generally, the fair value of these receivables is measured using the fair value of collateral less estimated selling costs. We had loans carried at fair value of $63 million and $59 million as of December 31, 2025 and 2024, respectively.

NOTE 12 – TRANSACTIONS WITH RELATED PARTIES

We have a Support Agreement with Caterpillar, which provides that Caterpillar will (1) remain, directly or indirectly, our sole owner; (2) cause us to maintain a tangible net worth of at least $20 million; and (3) ensure that we maintain a ratio of profit before income taxes and interest expense to interest expense (as defined by the Support Agreement) of not less than 1.15 to 1, calculated on an annual basis. Although this agreement can be modified or terminated by either party, any termination or any modification which would adversely affect holders of our debt requires the consent of holders of 66-2/3 percent in principal amount of outstanding debt of each series so affected. Any modification or termination which would adversely affect the lenders under the Credit Facility requires their consent. Caterpillar’s obligation under this agreement is not directly enforceable by any of our creditors and does not constitute a guarantee of any of our obligations. Cash dividends of $500 million, $625 million, and $425 million were paid to Caterpillar in 2025, 2024, and 2023, respectively.

Under our variable amount and term lending agreements and other notes receivable with Caterpillar, we may borrow up to $3.52 billion from Caterpillar and Caterpillar may borrow up to $2.29 billion from us. Most variable amount lending agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days notice. The term lending agreements have remaining maturities ranging up to nine years. Information concerning these agreements was as follows as of and for the years ending December 31:

(Millions of dollars)	2025	2024	2023
Payable to Caterpillar - borrowings	$1,024	$10	$24
Payable to Caterpillar - other	148	118	113
Notes receivable from Caterpillar	663	559	527
Other assets and receivables from Caterpillar(1)	163	85	39
Interest expense	28	1	1
Interest income on Notes Receivable with Caterpillar(2)	26	23	21

(1) Included in Other assets in the Consolidated Statements of Financial Position.
(2) Included in Other revenues, net in the Consolidated Statements of Profit.

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

(Millions of dollars)	2025	2024	2023
Purchases made	$55,656	$52,930	$53,382
Revenue earned	611	625	617
Purchased Receivables as of December 31,	5,500	4,283	3,949

We participate in certain marketing programs offered in conjunction with Caterpillar and/or Caterpillar dealers that allow us to periodically offer financing to customers at interest rates that are below market rates. Under these marketing programs, Caterpillar and/or the dealer funds an amount at the outset of the transaction, which we then recognize as revenue over the term of the financing. During 2025, 2024, and 2023, relative to such programs, we received $667 million, $540 million, and $332 million, respectively.

At December 31, 2025 and 2024, $568 million and $473 million, respectively, of our portfolio was subject to guarantees by Caterpillar and affiliates.

We have finance receivable and operating lease agreements with Caterpillar related to end-user customer transactions. Information concerning these agreements was as follows as of and for the years ending December 31:

(Millions of dollars)	2025	2024	2023
Finance receivables, net	$272	$163	$109
Equipment on operating leases, net	97	115	46
Revenue from Finance receivables and operating leases	42	31	27
Depreciation on equipment leased to others	19	18	18

Caterpillar provides defined benefit pension plans, defined contribution plans and other postretirement benefit plans to employees. We reimburse Caterpillar for these charges and other employee benefits paid by Caterpillar related to our employees. Further information about these plans is available in Caterpillar’s 2025 Annual Report on Form 10-K filed separately with the Securities and Exchange Commission.

Caterpillar provides operational and administrative support, which is integral to the conduct of our business. In 2025, 2024 and 2023, these operational and support charges for which we reimburse Caterpillar amounted to $58 million, $50 million and $50 million, respectively. In addition, we provide administrative support services to certain Caterpillar subsidiaries. Caterpillar reimburses us for these charges. During 2025, 2024 and 2023, these charges amounted to $18 million, $16 million and $15 million, respectively.

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

B.    Description of Segments

Our operating segments provide financing alternatives to customers and dealers around the world for Caterpillar products and services and power generation facilities that incorporate Caterpillar products. Financing plans include operating and finance leases, revolving charge accounts, retail loans, working capital loans to Caterpillar dealers and wholesale financing plans within each of the operating segments. Certain operating segments also purchase short-term trade receivables from Caterpillar.

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

Reconciling items are created based on accounting differences between segment reporting and consolidated external reporting. For the reconciliation of Profit before income taxes, we have grouped the reconciling items as follows:

•Unallocated - Corporate requirements and strategies that are considered to be for the benefit of the entire organization including notes receivable from Caterpillar. Also included are the consolidated results of the SPC (see Note 9 for additional information).
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
◦Designated derivative activity is excluded from segment results.
•Divestiture - Loss on divestiture included in Other income (expense). See Note 14 for more information.

Supplemental segment data and reconciliations to consolidated external reporting for the years ended December 31, was as follows:

(Millions of dollars) 2025	External revenues	Interest expense	Depreciation on equipment leased to others	General, operating and administrative expenses	Provision for credit losses	Other segment items(1)	Profit before income taxes
North America	$2,100	$716	$508	$194	$101	$15	$566
EAME	393	133	50	93	9	3	105
Asia/Pacific	260	99	6	78	5	1	71
Latin America	379	191	10	62	—	7	109
Mining	376	110	125	40	(8)	—	109
Power	74	40	—	13	(1)	—	22
Total Segments	3,582	1,289	699	480	106	26	982
Unallocated	69	548	—	197	—	2	(678)
Timing	(17)	—	—	(22)	—	(1)	6
Methodology	—	(449)	—	11	—	14	424
Total	$3,634	$1,388	$699	$666	$106	$41	$734

2024	External revenues	Interest expense	Depreciation on equipment leased to others	General, operating and administrative expenses	Provision for credit losses	Other segment items(1)	Profit before income taxes
North America	$1,988	$634	$512	$185	$70	$17	$570
EAME	380	143	54	89	(12)	4	102
Asia/Pacific	271	100	4	77	—	3	87
Latin America	338	152	13	53	6	4	110
Mining	377	105	137	39	19	1	76
Power	65	33	2	11	(8)	—	27
Total Segments	3,419	1,167	722	454	75	29	972
Unallocated	85	492	—	195	—	(28)	(574)
Timing	(15)	—	—	(16)	—	—	1
Methodology	—	(372)	—	11	—	17	344
Divestiture	—	—	—	—	—	210	(210)
Total	$3,489	$1,287	$722	$644	$75	$228	$533

2023	External revenues	Interest expense	Depreciation on equipment leased to others	General, operating and administrative expenses	Provision for credit losses	Other segment items(1)	Profit before income taxes
North America	$1,786	$463	$512	$170	$32	$13	$596
EAME	368	103	57	93	3	11	101
Asia/Pacific	278	102	4	69	(2)	—	105
Latin America	348	174	12	52	1	6	103
Mining	341	80	126	37	(2)	1	99
Power	58	26	2	11	16	4	(1)
Total Segments	3,179	948	713	432	48	35	1,003
Unallocated	83	394	—	162	1	33	(507)
Timing	(14)	—	—	(16)	—	—	2
Methodology	—	(309)	—	10	—	37	262
Total	$3,248	$1,033	$713	$588	$49	$105	$760

(1) Other segment items are primarily costs related to repossessed and returned equipment.

(Millions of dollars)	Assets as of December 31,		Capital Expenditures(1)
	2025	2024	2025	2024	2023
North America	$19,738	$17,800	$936	$787	$961
EAME	5,638	4,668	65	74	73
Asia/Pacific	3,564	3,276	25	14	4
Latin America	2,921	2,423	11	21	21
Mining	3,325	3,306	217	156	229
Power	1,017	812	—	—	—
Total Segments	$36,203	$32,285	$1,254	$1,052	$1,288
Unallocated	2,128	1,921	87	33	9
Timing	32	(12)	—	—	—
Methodology	148	128	—	—	—
Inter-segment Eliminations(2)	(198)	(238)	—	—	—
Total	$38,313	$34,084	$1,341	$1,085	$1,297

(1) Capital expenditures include expenditures for equipment on operating leases and other miscellaneous capital expenditures.
(2) Eliminations are primarily related to intercompany loans.

Geographic information:

(Millions of dollars)	2025	2024	2023
Revenues
Inside U.S.	$2,210	$2,096	$1,879
All other	1,424	1,393	1,369
Total	$3,634	$3,489	$3,248
Equipment on operating leases, net and property and equipment, net (included in Other assets)	2025	2024
Inside U.S.	$2,035	$1,925
Inside Canada	523	478
All other	609	529
Total	$3,167	$2,932

NOTE 14 – DIVESTITURE

We divested a non-U.S. entity on June 13, 2024 and recognized a pre-tax loss of approximately $210 million for the year ended December 31, 2024. The loss on divestiture is included within Other income (expense) in the Consolidated Statements of Profit. The proceeds were allocated in accordance with the sales agreement and agreement with Caterpillar.