Form 10-Q
period 2026-03-31
CATERPILLAR FINANCIAL SERVICES CORP
filed 2026-05-06
CIK 764764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Yes ☐ No ☒

As of May 6, 2026, one share of common stock of the registrant was outstanding, which is owned by Caterpillar Inc.

The registrant is a wholly owned subsidiary of Caterpillar Inc. and meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced disclosure format.

Table of Contents

Part I. Financial Information
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	*
Item 4.	Controls and Procedures	29

Part II. Other Information
Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*
Item 3.	Defaults Upon Senior Securities	*
Item 4.	Mine Safety Disclosures	*
Item 5.	Other Information	30
Item 6.	Exhibits	30
* Item omitted because no answer is called for or item is not applicable.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Caterpillar Financial Services Corporation
 Consolidated Statements of Profit
(Unaudited)
(Dollars in Millions)

	Three Months Ended March 31,
	2026	2025
Revenues:
Retail finance	$487	$441
Operating lease	238	228
Wholesale finance	178	153
Other, net	44	38
Total revenues	947	860

Expenses:
Interest	356	325
Depreciation on equipment leased to others	180	173
General, operating and administrative	173	151
Provision for credit losses	29	29
Other	10	5
Total expenses	748	683

Other income (expense)	(4)	(3)

Profit before income taxes	195	174

Provision for income taxes	51	44

Profit of consolidated companies	144	130

Less: Profit attributable to noncontrolling interests	—	—

Profit attributable to Caterpillar Financial Services Corporation	$144	$130

See Notes to Consolidated Financial Statements (Unaudited).

Caterpillar Financial Services Corporation
 Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in Millions)

	Three Months Ended March 31,
	2026	2025

Profit of consolidated companies	$144	$130

Other comprehensive income (loss), net of tax (Note 5):
Foreign currency translation	(21)	88
Derivative financial instruments	12	(12)
Total other comprehensive income (loss), net of tax	(9)	76

Comprehensive income	135	206

Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—

Comprehensive income attributable to Caterpillar Financial Services Corporation	$135	$206

See Notes to Consolidated Financial Statements (Unaudited).

Caterpillar Financial Services Corporation
 Consolidated Statements of Financial Position
(Unaudited)
(Dollars in Millions, except share data)

	March 31, 2026	December 31, 2025
Assets:
Cash and cash equivalents	$659	$533
Finance receivables, net of allowance for credit losses of $283 and $284	32,638	32,815
Notes receivable from Caterpillar	701	663
Equipment on operating leases, net	2,892	2,927
Other assets	1,273	1,375
Total assets	$38,163	$38,313

Liabilities and shareholder’s equity:
Payable to dealers and others	$110	$106
Payable to Caterpillar - borrowings and other	1,213	1,172
Accrued expenses	502	553
Short-term borrowings	4,729	5,514
Current maturities of long-term debt	7,660	7,085
Long-term debt	19,971	20,018
Other liabilities	616	638
Total liabilities	34,801	35,086

Commitments and contingent liabilities (Note 7)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and outstanding: one share (at paid-in amount)	745	745
Additional paid-in capital	2	2
Retained earnings	3,496	3,352
Accumulated other comprehensive income (loss)	(947)	(938)
Noncontrolling interests	66	66
Total shareholder’s equity	3,362	3,227

Total liabilities and shareholder’s equity	$38,163	$38,313

See Notes to Consolidated Financial Statements (Unaudited).

Caterpillar Financial Services Corporation
 Consolidated Statements of Changes in Shareholder's Equity
(Unaudited)
(Dollars in Millions)

Three Months Ended March 31, 2025	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance at December 31, 2024	$745	$2	$3,300	$(1,232)	$75	$2,890
Profit of consolidated companies			130			130
Foreign currency translation, net of tax				88		88
Derivative financial instruments, net of tax				(12)		(12)
Balance at March 31, 2025	$745	$2	$3,430	$(1,156)	$75	$3,096

Three Months Ended March 31, 2026
Balance at December 31, 2025	$745	$2	$3,352	$(938)	$66	$3,227
Profit of consolidated companies			144			144
Foreign currency translation, net of tax				(21)		(21)
Derivative financial instruments, net of tax				12		12
Balance at March 31, 2026	$745	$2	$3,496	$(947)	$66	$3,362

See Notes to Consolidated Financial Statements (Unaudited).

Caterpillar Financial Services Corporation
 Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in Millions)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Profit of consolidated companies	$144	$130
Adjustments to reconcile profit to net cash provided by operating activities:
Depreciation and amortization	186	177
Accretion of Caterpillar purchased receivable revenue	(156)	(134)
Provision for credit losses	29	29
Provision (benefit) for deferred income taxes	(14)	(4)
Other, net	23	(12)
Changes in assets and liabilities:
Other assets	3	21
Payable to dealers and others	14	43
Accrued expenses	(53)	(24)
Other payables with Caterpillar	36	16
Other liabilities	17	1
Net cash provided by operating activities	229	243
Cash flows from investing activities:
Expenditures for equipment on operating leases	(255)	(159)
Other capital expenditures	(10)	(11)
Proceeds from disposals of equipment	166	132
Additions to finance receivables	(4,452)	(3,544)
Collections of finance receivables	4,468	3,464
Net changes in Caterpillar purchased receivables	217	(3)
Proceeds from sales of receivables	13	7
Net change in variable lending to Caterpillar	(55)	(46)
Collections of notes receivable from Caterpillar	17	15
Settlements of undesignated derivatives	(111)	33
Net cash provided by (used for) investing activities	(2)	(112)
Cash flows from financing activities:
Net change in variable lending from Caterpillar	2	—
Proceeds from debt issued (original maturities greater than three months)	3,908	2,633
Payments on debt issued (original maturities greater than three months)	(3,212)	(1,770)
Short-term borrowings, net (original maturities three months or less)	(808)	(934)
Net cash provided by (used for) financing activities	(110)	(71)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	8	7
Increase (decrease) in cash, cash equivalents and restricted cash	125	67
Cash, cash equivalents and restricted cash at beginning of year(1)	536	600
Cash, cash equivalents and restricted cash at end of period(1)	$661	$667

(1)    As of March 31, 2026 and December 31, 2025, restricted cash, which is included in Other assets in the Consolidated Statements of Financial Position, was $2 million and $3 million, respectively. Restricted cash primarily includes cash related to syndication activities.
See Notes to Consolidated Financial Statements (Unaudited).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated profit for the three months ended March 31, 2026 and 2025, (b) the consolidated comprehensive income for the three months ended March 31, 2026 and 2025, (c) the consolidated financial position at March 31, 2026 and December 31, 2025, (d) the consolidated changes in shareholder’s equity for the three months ended March 31, 2026 and 2025 and (e) the consolidated cash flows for the three months ended March 31, 2026 and 2025. The preparation of financial statements, in conformity with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), requires management to make estimates and assumptions that affect the reported amounts. Significant estimates include residual values for leased assets, allowance for credit losses and income taxes. Actual results may differ from these estimates.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2025 (2025 Form 10-K). The December 31, 2025 financial position data included herein was derived from the audited consolidated financial statements included in the 2025 Form 10-K but does not include all disclosures required by generally accepted accounting principles.

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

2.New Accounting Pronouncements

A.Adoption of New Accounting Standards

We consider the applicability and impact of all Accounting Standards Updates (ASUs). We determined that the ASUs effective January 1, 2026 were either not applicable or did not have a material impact on our financial statements.

B.    Accounting Standards Issued But Not Yet Adopted

Disaggregation of income statement expenses (ASU 2024-03) - In November 2024, the Financial Accounting Standards Board (FASB) issued accounting guidance to enhance transparency into the nature and function of income statement expenses. The amendments require that, on an annual and interim basis, entities disclose disaggregated operating expense information about specific categories, including employee compensation, depreciation and amortization. The expanded annual disclosures are effective for our year ending December 31, 2027, and the expanded interim disclosures are effective in 2028, with early adoption permitted. We are in the process of evaluating the effect of this new guidance on the related disclosures.

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

All other ASUs issued but not yet adopted were assessed, and we determined that they either were not applicable or were not expected to have a material impact on our financial statements.

3.Finance Receivables

A summary of finance receivables included in the Consolidated Statements of Financial Position was as follows:

(Millions of dollars)	March 31, 2026	December 31, 2025
Retail loans(1)	$19,311	$19,218
Retail finance leases	6,639	6,870
Caterpillar purchased receivables	5,489	5,500
Wholesale loans(1)	1,482	1,511
Total finance receivables	32,921	33,099
Less: Allowance for credit losses	(283)	(284)
Total finance receivables, net	$32,638	$32,815

(1)    Includes failed sale leasebacks.

Finance leases
Leases classified as sales-type or direct financing are reported as finance leases. Revenues from finance leases were $120 million and $112 million for the three months ended March 31, 2026 and 2025, respectively, and are included in retail and wholesale finance revenues in the Consolidated Statements of Profit.

A.Allowance for credit losses

Portfolio segments
A portfolio segment is the level at which we develop a systematic methodology for determining our allowance for credit losses. Our portfolio segments and related methods for estimating expected credit losses are as follows:

Customer
We provide loans and finance leases to end-user customers primarily for the purpose of financing new and used Caterpillar machinery, engines and equipment for commercial use. We also provide financing for power generation facilities that incorporate Caterpillar products. The average original term of our customer finance receivables portfolio was approximately 51 months with an average remaining term of approximately 28 months as of March 31, 2026.

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

During the three months ended March 31, 2026, our forecasts reflected a continuation of global market uncertainty and actions by global central banks aimed at balancing economic growth and managing inflation. We believe the economic forecasts employed represent reasonable and supportable forecasts, followed by a reversion to long-term trends.

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

In general, our Dealer portfolio segment has not historically experienced large increases or decreases in credit losses based on changes in economic conditions due to our close working relationships with the dealers and their financial strength. Therefore, we made no adjustments to historical loss rates during the three months ended March 31, 2026.

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

In general, our Caterpillar Purchased Receivables portfolio segment has not historically experienced large increases or decreases in credit losses based on changes in economic conditions due to the short-term maturities of the receivables, our close working relationships with the dealers and their financial strength. Therefore, we made no adjustments to historical loss rates during the three months ended March 31, 2026.

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
An analysis of the allowance for credit losses was as follows:

(Millions of dollars)	Three Months Ended March 31, 2026				Three Months Ended March 31, 2025
	Customer	Dealer	Caterpillar Purchased Receivables	Total	Customer	Dealer	Caterpillar Purchased Receivables	Total
Beginning Balance	$273	$4	$7	$284	$258	$4	$5	$267
Write-offs	(42)	—	—	(42)	(30)	—	—	(30)
Recoveries	13	—	—	13	10	—	—	10
Provision for credit losses(1)	29	—	(1)	28	33	—	—	33
Other	—	—	—	—	2	—	—	2
Ending Balance	$273	$4	$6	$283	$273	$4	$5	$282

Finance Receivables	$24,448	$2,984	$5,489	$32,921	$22,701	$2,504	$4,477	$29,682

(1)    Excludes provision for credit losses on unfunded commitments and other miscellaneous receivables.

Gross write-offs by origination year for our Customer portfolio segment were as follows:

(Millions of dollars)	Three Months Ended March 31, 2026
	2026	2025	2024	2023	2022	Prior	Revolving Finance Receivables	Total
North America	$—	$3	$8	$6	$2	$2	$3	$24
EAME	—	1	1	1	—	1	—	4
Asia/Pacific	—	3	1	1	—	—	—	5
Latin America	—	1	2	1	1	—	—	5
Mining	—	4	—	—	—	—	—	4
Total	$—	$12	$12	$9	$3	$3	$3	$42

	Three Months Ended March 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Finance Receivables	Total
North America	$—	$2	$5	$4	$2	$1	$2	$16
EAME	—	1	1	1	—	—	—	3
Asia/Pacific	—	—	1	—	1	—	—	2
Latin America	—	—	1	1	—	1	—	3
Mining	—	3	1	1	—	—	—	5
Power	—	—	—	—	—	1	—	1
Total	$—	$6	$9	$7	$3	$3	$2	$30

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

Customer
The aging analysis of our Customer portfolio segment by origination year was as follows:

(Millions of dollars)	March 31, 2026
	2026	2025	2024	2023	2022	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$1,389	$5,117	$3,264	$1,582	$589	$219	$524	$12,684
31-60 days past due	2	34	33	24	11	4	3	111
61-90 days past due	—	11	10	6	5	1	2	35
91+ days past due	—	18	36	27	18	8	2	109
EAME
Current	283	1,381	829	528	261	113	—	3,395
31-60 days past due	1	14	11	8	3	2	—	39
61-90 days past due	—	8	7	5	3	2	—	25
91+ days past due	—	8	12	14	9	4	—	47
Asia/Pacific
Current	319	1,045	597	320	107	29	53	2,470
31-60 days past due	—	8	7	3	2	1	—	21
61-90 days past due	—	2	5	1	1	—	—	9
91+ days past due	—	3	2	2	1	—	—	8
Latin America
Current	228	867	440	181	77	12	4	1,809
31-60 days past due	—	7	7	4	2	—	—	20
61-90 days past due	—	2	4	1	1	—	—	8
91+ days past due	—	3	10	7	4	1	—	25
Mining
Current	257	904	737	440	244	132	22	2,736
31-60 days past due	—	1	—	1	—	1	—	3
61-90 days past due	—	—	1	—	—	—	—	1
91+ days past due	—	—	—	—	—	—	—	—
Power
Current	75	243	271	152	54	22	76	893
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	—	—	—
Totals by Aging Category
Current	2,551	9,557	6,138	3,203	1,332	527	679	23,987
31-60 days past due	3	64	58	40	18	8	3	194
61-90 days past due	—	23	27	13	10	3	2	78
91+ days past due	—	32	60	50	32	13	2	189
Total	$2,554	$9,676	$6,283	$3,306	$1,392	$551	$686	$24,448

(Millions of dollars)	December 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$5,531	$3,634	$1,845	$743	$318	$20	$510	$12,601
31-60 days past due	30	42	28	18	6	1	4	129
61-90 days past due	11	14	10	5	3	—	2	45
91+ days past due	11	34	29	20	8	3	1	106
EAME
Current	1,560	938	614	316	114	44	—	3,586
31-60 days past due	5	12	6	6	2	—	—	31
61-90 days past due	3	5	3	2	1	—	—	14
91+ days past due	5	9	12	6	3	2	—	37
Asia/Pacific
Current	1,175	691	380	137	42	3	50	2,478
31-60 days past due	5	8	3	1	—	—	—	17
61-90 days past due	2	3	1	2	—	—	—	8
91+ days past due	1	1	2	2	—	—	—	6
Latin America
Current	984	511	212	96	15	1	4	1,823
31-60 days past due	3	6	5	3	—	—	—	17
61-90 days past due	2	2	2	1	—	1	—	8
91+ days past due	1	10	7	4	1	—	—	23
Mining
Current	946	806	495	280	107	51	—	2,685
31-60 days past due	3	—	—	—	—	—	—	3
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	1	1	8	—	—	—	—	10
Power
Current	272	264	179	37	8	37	148	945
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	—	—	—
Totals by Aging Category
Current	10,468	6,844	3,725	1,609	604	156	712	24,118
31-60 days past due	46	68	42	28	8	1	4	197
61-90 days past due	18	24	16	10	4	1	2	75
91+ days past due	19	55	58	32	12	5	1	182
Total	$10,551	$6,991	$3,841	$1,679	$628	$163	$719	$24,572

Dealer
As of March 31, 2026 and December 31, 2025, the total amortized cost of finance receivables within our Dealer portfolio segment was current.

Caterpillar Purchased Receivables
The aging analysis of our Caterpillar Purchased Receivables portfolio segment was as follows:

(Millions of dollars)	March 31, 2026
	Current	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Finance Receivables
North America	$3,270	$7	$5	$2	$3,284
EAME	1,127	1	—	—	1,128
Asia/Pacific	705	3	—	—	708
Latin America	353	1	—	—	354
Power	13	2	—	—	15
Total	$5,468	$14	$5	$2	$5,489

	December 31, 2025
	Current	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Finance Receivables
North America	$3,242	$9	$7	$5	$3,263
EAME	1,189	1	—	—	1,190
Asia/Pacific	646	1	—	—	647
Latin America	387	—	—	—	387
Power	11	2	—	—	13
Total	$5,475	$13	$7	$5	$5,500

Non-accrual finance receivables
In our Customer portfolio segment, finance receivables which were on non-accrual status and finance receivables over 90 days past due and still accruing income were as follows:

(Millions of dollars)	March 31, 2026		December 31, 2025
	Amortized Cost		Amortized Cost
	Non-accrual	91+ Still Accruing	Non-accrual	91+ Still Accruing
North America	$104	$14	$90	$20
EAME	44	6	35	5
Asia/Pacific	6	3	4	2
Latin America	25	—	24	1
Mining	3	—	10	—
Total	$182	$23	$163	$28

There were no finance receivables in our Dealer portfolio segment on non-accrual status as of March 31, 2026 and December 31, 2025.

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

During the three months ended March 31, 2026 and 2025, there were no finance receivable modifications granted to borrowers experiencing financial difficulty in our Dealer or Caterpillar Purchased Receivables portfolio segments.

The ending amortized cost of finance receivables modified with borrowers experiencing financial difficulty in our Customer portfolio segment was as follows:

(Millions of dollars)	Three Months Ended March 31,
	2026	2025
Amortized cost of finance receivables modified	$11	$6
Modifications as a percentage of Customer portfolio	0.04%	0.03%

The financial effects of term extensions and payment delays for borrowers experiencing financial difficulty were as follows:

(In months)	Three Months Ended March 31,
	2026	2025
Weighted average extension to term of modified contracts	13	7
Weighted average payment deferral and/or interest only periods	6	8

After we modify a finance receivable, we continue to track its performance under its most recent modified terms. Defaults of loans modified in the prior twelve months were not significant during the three months ended March 31, 2026 and 2025.

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

Interest rate risk
Interest rate movements create a degree of risk by affecting the amount of our interest receipts and payments on our finance receivables and debt portfolios. Our practice is to use interest rate contracts to manage our exposure to interest rate changes.

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

The location and fair value of derivative instruments reported in the Consolidated Statements of Financial Position were as follows:

(Millions of dollars)	March 31, 2026		December 31, 2025
	Assets[1]	Liabilities[2]	Assets[1]	Liabilities[2]
Designated derivatives
Foreign exchange contracts	$153	$(96)	$229	$(94)
Interest rate contracts	49	(4)	54	(6)
Total	$202	$(100)	$283	$(100)

Undesignated derivatives
Foreign exchange contracts	$62	$(41)	$13	$(71)
Total	$62	$(41)	$13	$(71)

(1)    Assets are classified in the Consolidated Statements of Financial Position as Other assets.
(2)    Liabilities are classified in the Consolidated Statements of Financial Position as Accrued expenses.

The total notional amount of our derivative instruments was $18.60 billion and $18.21 billion as of March 31, 2026 and December 31, 2025, respectively. The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties. We calculate the amounts exchanged by the parties by referencing the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates and interest rates.

Gains (Losses) on derivative instruments were categorized as follows:

(Millions of dollars)	Three Months Ended March 31,
	Gains (Losses) Recognized[1]		Gains (Losses) Recognized in AOCI		Gains (Losses) Reclassified from AOCI[2]
	2026	2025	2026	2025	2026	2025
Cash Flow Hedges
Foreign exchange contracts	$—	$—	$(107)	$(4)	$(102)	$8
Interest rate contracts	—	—	21	(2)	1	1
Fair Value Hedges
Foreign exchange contracts	—	—	(3)	—	(3)	—
Interest rate contracts	4	(7)	—	—	—	—
Undesignated Hedges
Foreign exchange contracts	(27)	(34)	—	—	—	—
Total	$(23)	$(41)	$(89)	$(6)	$(104)	$9

(1)    Foreign exchange contract gains (losses) are included in Other income (expense). Interest rate contract gains (losses) are included in Interest expense.
(2)    Foreign exchange contract gains (losses) are primarily included in Other income (expense). Interest rate contract gains (losses) are included in Interest expense.

Amounts recorded in the Consolidated Statements of Financial Position related to cumulative basis adjustments for fair value hedges were as follows:

(Millions of dollars)	Carrying Value of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Value of the Hedged Liabilities
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Current maturities of long-term debt	$1,103	$602	$4	$3
Long-term debt	3,326	3,351	26	51
Total	$4,429	$3,953	$30	$54

As of March 31, 2026, $14 million of deferred net losses, net of tax, included in equity (AOCI in the Consolidated Statements of Financial Position), related to our cash flow hedges, are expected to be reclassified to earnings over the next twelve months. The actual amount recorded in earnings will vary based on interest rates and exchange rates at the time the hedged transactions impact earnings.

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

Collateral is typically not required of the counterparties or us under the master netting agreements. As of March 31, 2026 and December 31, 2025, no cash collateral was received or pledged under the master netting agreements.

The effects of net settlement provisions of the master netting agreements on our derivative balances upon an event of default or a termination event were as follows:

(Millions of dollars)	March 31, 2026		December 31, 2025
	Assets	Liabilities	Assets	Liabilities
Gross amounts recognized	$264	$(141)	$296	$(171)
Financial instruments not offset	(89)	89	(100)	100
Net amount	$175	$(52)	$196	$(71)

5.Accumulated Other Comprehensive Income (Loss)

We present comprehensive income (loss) and its components in the Consolidated Statements of Comprehensive Income. Changes in the balances for each component of AOCI were as follows:

(Millions of dollars)	Three Months Ended March 31,
	2026	2025
Foreign currency translation
Balance at beginning of period	$(928)	$(1,256)
Gains (losses) on foreign currency translation	(21)	88
Less: Tax provision/(benefit)	—	—
Net gains (losses) on foreign currency translation	(21)	88
Other comprehensive income (loss), net of tax	(21)	88
Balance at end of period	$(949)	$(1,168)

Derivative financial instruments
Balance at beginning of period	$(10)	$24
Gains (losses) deferred	(89)	(6)
Less: Tax provision/(benefit)	(23)	(1)
Net gains (losses) deferred	(66)	(5)
(Gains) losses reclassified to earnings	104	(9)
Less: Tax (provision)/benefit	26	(2)
Net (gains) losses reclassified to earnings	78	(7)
Other comprehensive income (loss), net of tax	12	(12)
Balance at end of period	$2	$12

Total Accumulated other comprehensive income (loss) at end of period	$(947)	$(1,156)

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
◦Segment results include off-balance sheet managed assets for which we maintain servicing responsibilities.
◦Designated derivative activity is excluded from segment results.

Supplemental segment data and reconciliations to consolidated external reporting for the three months ended March 31 were as follows:

(Millions of dollars) 2026	External revenues	Interest expense	Depreciation on equipment leased to others	General, operating and administrative expenses	Provision for credit losses	Other segment items(1)	Profit before income taxes
North America	$554	$196	$131	$50	$21	$4	$152
EAME	103	32	13	22	2	2	32
Asia/Pacific	66	28	2	19	4	—	13
Latin America	95	50	2	16	2	1	24
Mining	97	29	32	12	4	—	20
Power	18	9	—	3	(4)	—	10
Total Segments	933	344	180	122	29	7	251
Unallocated	19	140	—	56	—	3	(180)
Timing	(5)	—	—	(7)	—	—	2
Methodology	—	(128)	—	2	—	4	122
Total	$947	$356	$180	$173	$29	$14	$195

2025	External revenues	Interest expense	Depreciation on equipment leased to others	General, operating and administrative expenses	Provision for credit losses	Other segment items(1)	Profit before income taxes
North America	$500	$170	$125	$48	$19	$3	$135
EAME	93	33	12	19	1	1	27
Asia/Pacific	62	24	1	17	1	—	19
Latin America	83	40	3	13	1	1	25
Mining	93	27	32	10	9	(1)	16
Power	17	10	—	3	(2)	—	6
Total Segments	848	304	173	110	29	4	228
Unallocated	17	126	—	44	—	—	(153)
Timing	(5)	—	—	(5)	—	—	—
Methodology	—	(105)	—	2	—	4	99
Total	$860	$325	$173	$151	$29	$8	$174

(1)    Other segment items are primarily costs related to repossessed and returned equipment.

(Millions of dollars)	Assets as of
	March 31, 2026	December 31, 2025
North America	$19,928	$19,738
EAME	5,362	5,638
Asia/Pacific	3,549	3,564
Latin America	2,908	2,921
Mining	3,423	3,325
Power	1,009	1,017
Total Segments	36,179	36,203
Unallocated	2,171	2,128
Timing	(1)	32
Methodology	71	148
Inter-segment Eliminations(1)	(257)	(198)
Total	$38,163	$38,313

(1)    Eliminations are primarily related to intercompany loans.

(Millions of dollars)	Capital Expenditures(1)
	Three Months Ended March 31,
	2026	2025
North America	$163	$134
EAME	13	14
Asia/Pacific	16	4
Latin America	4	1
Mining	59	6
Total Segments	255	159
Unallocated	10	11
Total	$265	$170

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

No significant loss has been experienced or is anticipated under any of these guarantees. At March 31, 2026 and December 31, 2025, the related recorded liability was less than $1 million. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees was $24 million and $25 million at March 31, 2026 and December 31, 2025, respectively.

We provide guarantees to purchase certain loans of Caterpillar dealers from an SPC that qualifies as a VIE. We receive a fee for providing this guarantee. The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers. This SPC issues commercial paper and uses the proceeds to fund its loan program. We are the primary beneficiary of the SPC as our guarantees result in us having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses, and therefore we have consolidated the financial statements of the SPC. As of March 31, 2026 and December 31, 2025, the SPC’s assets of $1.18 billion and $1.19 billion, respectively, were primarily comprised of loans to dealers, which are included in Finance receivables, net in the Consolidated Statements of Financial Position, and the SPC’s liabilities of $1.18 billion and $1.19 billion, respectively, were primarily comprised of commercial paper, which is included in Short-term borrowings in the Consolidated Statements of Financial Position. The assets of the SPC are not available to pay our creditors. We may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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

Derivative financial instruments are measured on a recurring basis at fair value and are classified as Level 2 measurements. We had derivative financial instruments included in our Consolidated Statements of Financial Position in a net asset position of $123 million and $125 million as of March 31, 2026 and December 31, 2025, respectively. See Note 4 for additional information.
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
•Long-term debt – We estimate fair value for fixed and floating-rate debt based on quoted market prices.

Fair values of our financial instruments not carried at fair value were as follows:

(Millions of dollars)	March 31, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets
Finance receivables, net (excluding finance leases(1))	$25,429	$24,924	$25,346	$25,012	3	Note 3
Liabilities
Long-term debt	$27,631	$27,611	$27,103	$27,204	2

(1)    Represents finance leases and failed sale leasebacks of $7.21 billion and $7.47 billion as of March 31, 2026 and December 31, 2025, respectively.

Certain loans are subject to measurement at fair value on a nonrecurring basis. These are loans for which the company has determined that collection of contractual amounts due is not probable. Generally, the fair value of these receivables is measured using the fair value of collateral less estimated selling costs. We had loans carried at fair value of $71 million and $63 million as of March 31, 2026 and December 31, 2025, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide information that will assist the reader in understanding the Company’s Consolidated Financial Statements, the changes in certain key items in those financial statements between select periods and the primary factors that accounted for those changes. In addition, we discuss how certain accounting principles, policies and critical estimates affect our Consolidated Financial Statements. This MD&A should be read in conjunction with our discussion of cautionary statements and significant risks to the Company’s business under Item 1A. Risk Factors of the 2025 Form 10-K.

THREE MONTHS ENDED MARCH 31, 2026 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2025

Overview

(Millions of dollars)	Three Months Ended March 31,
	2026	2025	Change
Retail revenue	$487	$441	$46
Operating lease revenue	238	228	10
Wholesale revenue	178	153	25
Other revenue, net	44	38	6
Total revenues	$947	$860	$87
Profit before income taxes	$195	$174	$21
Profit attributable to Caterpillar Financial Services Corporation	$144	$130	$14

Revenues
We reported first-quarter 2026 revenues of $947 million, an increase of $87 million, or 10 percent, compared with $860 million in the first quarter of 2025. The increase in revenues was primarily due to a favorable impact from higher average earning assets.

Retail revenue for the first quarter of 2026 was $487 million, an increase of $46 million from the same period in 2025. The increase was due to a favorable impact from higher average earning assets of $43 million and a favorable impact from higher interest rates on retail finance receivables of $3 million. For the quarter ended March 31, 2026, retail average earning assets were $26.15 billion, an increase of $2.33 billion from the same period in 2025. The annualized average yield was 7.45 percent for the first quarter of 2026, compared with 7.40 percent for the first quarter of 2025.

Operating lease revenue for the first quarter of 2026 was $238 million, an increase of $10 million from the same period in 2025. The increase was due to a favorable impact from higher average earning assets of $15 million, partially offset by an unfavorable impact from lower rental rates on operating leases of $5 million.

Wholesale revenue for the first quarter of 2026 was $178 million, an increase of $25 million from the same period in 2025. The increase was due to a favorable impact from higher average earning assets of $36 million, partially offset by an unfavorable impact from lower interest rates on wholesale finance receivables of $11 million. For the quarter ended March 31, 2026, wholesale average earning assets were $6.67 billion, an increase of $1.27 billion from the same period in 2025. The annualized average yield was 10.66 percent for the first quarter of 2026, compared with 11.35 percent for the first quarter of 2025.

Other revenue, net items were as follows:

(Millions of dollars)	Three Months Ended March 31,
	2026	2025	Change
Finance receivable and operating lease fees (including late charges)	$19	$16	$3
Net gain on returned or repossessed equipment	12	9	3
Interest income on Notes receivable from Caterpillar	7	6	1
Miscellaneous other revenue, net	6	7	(1)
Total Other revenue, net	$44	$38	$6

There was a favorable impact from currency translation on revenues of $25 million in the first quarter of 2026. Currency translation represents the net impact from converting the results of our subsidiaries to U.S. dollar reporting currency and is included in all financial statement line items.

Consolidated Profit Before Income Taxes
(1) Analysis excludes $4 million related to property taxes on operating leases for first quarter 2026 and 2025.
The chart above graphically illustrates reasons for the change in consolidated profit before income taxes between first quarter 2025 (at left) and first quarter 2026 (at right). Management utilizes these charts internally to visually communicate results.

First-quarter 2026 profit before income taxes was $195 million, an increase of $21 million, or 12 percent, compared with $174 million profit for the first quarter of 2025. The increase was mainly driven by a favorable impact from higher average earning assets of $40 million, partially offset by higher general, operating and administrative expenses of $22 million.

There was a favorable impact from currency translation on profit before income taxes of $13 million in the first quarter of 2026. Currency translation represents the net impact from converting the results of our subsidiaries to U.S. dollar reporting currency and is included in all financial statement line items.

Provision for Income Taxes
The provision for income taxes reflected an estimated annual tax rate of 26 percent for the first quarter of 2026 compared with 25 percent for the first quarter of 2025.

FINANCE RECEIVABLES AND EQUIPMENT ON OPERATING LEASES

New Business Volume

(Millions of dollars)	Three Months Ended March 31,
	2026	2025	Change
New retail financing	$2,942	$2,800	$142
New retail operating lease activity	248	164	84
New wholesale financing	15,408	12,123	3,285
Total	$18,598	$15,087	$3,511

New retail financing increased due to higher volume in Mining, Asia Pacific, Power and North America. The increase in new retail operating lease activity was mainly driven by higher rentals of Caterpillar equipment in Mining and North America. New wholesale financing increased primarily due to higher purchases of trade receivables from Caterpillar.

Total Managed Portfolio
We define total portfolio as Finance receivables, net plus Equipment on operating leases, net. We also manage and service receivables and leases that have been sold by us to third parties with limited or no recourse in order to mitigate our concentration of credit risk with certain customers. These assets are not available to pay our creditors. Total managed portfolio was as follows:

(Millions of dollars)	March 31, 2026	December 31, 2025	Change
Finance receivables, net	$32,638	$32,815	$(177)
Equipment on operating leases, net	2,892	2,927	(35)
Total portfolio	$35,530	$35,742	$(212)

Retail loans	$98	$99	$(1)
Retail leases	25	27	(2)
Operating leases	7	8	(1)
Total off-balance sheet managed assets	$130	$134	$(4)

Total managed portfolio	$35,660	$35,876	$(216)

Total Portfolio Metrics
At the end of the first quarter of 2026, past dues were 1.39 percent, compared with 1.58 percent at the end of the first quarter of 2025. Total non-performing finance receivables, which represent finance receivables currently on non-accrual status, were $182 million and $163 million at March 31, 2026 and at December 31, 2025, respectively. Total non-performing finance receivables as a percentage of our finance receivables were less than 1 percent at March 31, 2026 and December 31, 2025.

Write-offs, net of recoveries, were $29 million for the first quarter of 2026, compared with $20 million for the first quarter of 2025.

Our allowance for credit losses as of March 31, 2026 was $283 million, or 0.86 percent of finance receivables, compared with $284 million, or 0.86 percent, as of December 31, 2025. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and economic forecasts. We believe our allowance is sufficient to provide for losses over the remaining life of our finance receivables portfolio as of March 31, 2026.

Global Business Conditions
Caterpillar continues to monitor a variety of external factors around the world, such as supply chain disruptions, inflationary cost, labor pressures and the impact of trade policies. We are monitoring the potential downstream impacts from these factors on our business, while remaining focused on portfolio health and continuing to provide qualified customers and dealers with new financing to support their current and future business needs.

LIQUIDITY AND CAPITAL RESOURCES

Maintaining and managing adequate capital and liquidity resources includes management of funding sources and their utilization based on current, future, and contingent needs. Throughout the first quarter of 2026, we experienced favorable liquidity conditions. We ended the first quarter of 2026 with $659 million of cash, an increase of $126 million from year-end 2025. Our cash balances are held in numerous locations throughout the world with approximately $274 million held by our non-U.S. subsidiaries. Amounts held by non-U.S. subsidiaries are available for general corporate use and could be used in the U.S. without incurring significant additional U.S. taxes. We expect to meet our U.S. funding needs without repatriating undistributed profits that are indefinitely reinvested outside the U.S.

Borrowings
Borrowings consist primarily of medium-term notes and commercial paper, the combination of which is used to manage interest rate risk and funding requirements.

We receive debt ratings from the major credit rating agencies. In April 2026, Moody's upgraded our debt rating to “high-A.” Fitch and S&P maintain “high-A” and “mid-A” debt ratings, respectively. A downgrade of our credit ratings by any of the major credit rating agencies could result in increased borrowing costs and could make access to certain credit markets more difficult. In the event economic conditions deteriorate such that access to debt markets becomes unavailable, we would rely on cash flows from our existing portfolio, existing cash balances, access to our committed credit facilities and other credit line facilities, and potential borrowings from Caterpillar. In addition, Caterpillar maintains a support agreement with us, which requires Caterpillar to remain our sole owner and may, under certain circumstances, require Caterpillar to make payments to us should we fail to maintain certain financial ratios.

Total borrowings outstanding as of March 31, 2026 were $33.39 billion, a decrease of $255 million from December 31, 2025. Outstanding borrowings were as follows:

(Millions of dollars)	March 31, 2026	December 31, 2025
Medium-term notes, net	$27,034	$26,437
Commercial paper, net of unamortized discount	4,617	5,408
Bank borrowings – long-term	596	665
Bank borrowings – short-term	112	106
Notes payable to Caterpillar	1,026	1,024
Other	1	1
Total outstanding borrowings	$33,386	$33,641

Medium-term notes
We issue medium-term unsecured notes through securities dealers or underwriters in the U.S., Europe and other international capital markets. These notes are offered in several currencies and with a variety of maturities. These notes are senior unsecured obligations of the Company. Medium-term notes issued totaled $3.81 billion and redeemed totaled $3.05 billion for the three months ended March 31, 2026. Medium-term notes, net outstanding as of March 31, 2026 mature as follows:

(Millions of dollars)
2026	$5,425
2027	8,679
2028	8,099
2029	3,855
2030	448
Thereafter	498
Fair value adjustments	30
Total	$27,034

Commercial paper
We issue unsecured commercial paper in the U.S., Europe, and other international capital markets. These short-term promissory notes are issued on a discounted basis and are payable at maturity.

Revolving credit facilities
As of March 31, 2026, we had three global credit facilities with a syndicate of banks totaling $11.50 billion (Credit Facility) available in the aggregate to both Caterpillar and us for general liquidity purposes. Based on management’s allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of March 31, 2026 was $8.63 billion. Information on our Credit Facility is as follows:

•The 364-day facility of $3.50 billion (of which $2.63 billion is available to us) expires in August 2026.
•The three-year facility, as amended in August 2025, of $3.00 billion (of which $2.25 billion is available to us) expires in August 2028.
•The five-year facility, as amended in August 2025, of $5.00 billion (of which $3.75 billion is available to us) expires in August 2030.

At March 31, 2026, Caterpillar’s consolidated net worth was $18.73 billion, which was above the $9.00 billion required under the Credit Facility. The consolidated net worth is defined in the Credit Facility as Caterpillar’s consolidated shareholders’ equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).

At March 31, 2026, our covenant interest coverage ratio was 1.53 to 1. This was above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain (loss) from interest rate derivatives to (2) interest expense, calculated at the end of each fiscal quarter for the prior four consecutive fiscal quarter period, required by the Credit Facility.

In addition, at March 31, 2026, our six-month covenant leverage ratio was 8.03 to 1. This was below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event that either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants. Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At March 31, 2026, there were no borrowings under the Credit Facility.

The aforementioned financial covenants are being reported as calculated under the Credit Facility and not pursuant to U.S. GAAP. Please refer to the credit agreements governing the Credit Facility filed as exhibits to our periodic reports for further information related to the calculation thereof. For risks related to our indebtedness and compliance with these covenants, please refer to the risk factor “Restrictive covenants in our debt agreements could limit our financial and operating flexibility” set forth in Part I, Item 1A of our 2025 Form 10-K.

Bank borrowings
Available credit lines with banks as of March 31, 2026 totaled $3.27 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements. We may guarantee subsidiary borrowings under these lines. As of March 31, 2026, we were in compliance with all debt covenants under these credit lines.

Notes receivable from/payable to Caterpillar
Under our variable amount and term lending agreements and other notes receivable with Caterpillar, we may borrow up to $3.53 billion from Caterpillar and Caterpillar may borrow up to $2.30 billion from us. Most variable amount lending agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days’ notice. The term lending agreements have remaining maturities ranging up to nine years.

Off-Balance Sheet Arrangements
We are a party to certain off-balance sheet arrangements, primarily in the form of guarantees. Please refer to Note 7 of Notes to Consolidated Financial Statements for further information.

Cash Flows
Net cash provided by operating activities was $229 million in the first three months of 2026, compared with $243 million for the same period in 2025. Net cash used for investing activities was $2 million in the first three months of 2026, compared with $112 million for the same period in 2025. The change was primarily due to portfolio-related activity, partially offset by settlements of undesignated derivatives. Net cash used for financing activities was $110 million in the first three months of 2026, compared with $71 million for the same period in 2025. The change was due to net external borrowing activity.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of recent accounting pronouncements, see Part I, Item 1. Note 2 - New Accounting Pronouncements.

CRITICAL ACCOUNTING ESTIMATES

For a discussion of the Company’s critical accounting estimates, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Form 10-K. There have been no significant changes to our critical accounting estimates since our 2025 Form 10-K.

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

Cat Financial’s actual results may differ materially from those described or implied in our forward-looking statements based on a number of factors, including, but not limited to: (i) disruptions or volatility in global financial markets limiting our sources of liquidity or the liquidity of our customers, dealers and suppliers; (ii) failure to maintain our credit ratings and potential resulting increases to our cost of borrowing and adverse effects on our cost of funds, liquidity, competitive position and access to capital markets; (iii) changes in interest rates, currency fluctuations or market liquidity conditions; (iv) an increase in delinquencies, repossessions or net losses of our customers; (v) used equipment values and estimated residual values of leased equipment; (vi) our compliance with financial and other restrictive covenants in debt agreements; (vii) government monetary or fiscal policies; (viii) political and economic risks, commercial instability and events beyond our control in the countries in which we operate; (ix) demand for Caterpillar products; (x) marketing, operational or administrative support received from Caterpillar; (xi) our ability to develop, produce and market quality products that meet our customers’ needs; (xii) information technology security threats and computer crime; (xiii) alleged or actual violations of trade or anti-corruption laws and regulations; (xiv) new regulations or changes in financial services regulations; (xv) additional tax expense or exposure; (xvi) changes in accounting guidance; (xvii) catastrophic events, including global pandemics such as the COVID-19 pandemic; and (xviii) other factors described in more detail under the section entitled “Part I - Item 1A. Risk Factors” of Cat Financial’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as such factors may be updated from time to time in Cat Financial’s periodic filings with the Securities and Exchange Commission.

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

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the first quarter of 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

Caterpillar Financial Services Corporation

Date:	May 6, 2026	/s/ David T. Walton
David T. Walton, President, Director and Chief Executive Officer

Date:	May 6, 2026	/s/ Kristen R. Covey
Kristen R. Covey, Executive Vice President and Chief Financial Officer

Date:	May 6, 2026	/s/ James M. Rooney
James M. Rooney, Secretary

Date:	May 6, 2026	/s/ Daniel R. Court
Daniel R. Court, Controller (Principal Accounting Officer)