Form 10-Q
period 2026-06-30
CATERPILLAR FINANCIAL SERVICES CORP
filed 2026-08-05
CIK 764764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Yes ☐ No ☒

As of August 5, 2026, one share of common stock of the registrant was outstanding, which is owned by Caterpillar Inc.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Caterpillar Financial Services Corporation
 Consolidated Statements of Profit
(Unaudited)
(Dollars in Millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Retail finance	$490	$459	$977	$900
Operating lease	239	227	477	455
Wholesale finance	213	170	391	323
Other, net	49	43	93	81
Total revenues	991	899	1,938	1,759

Expenses:
Interest	374	342	730	667
Depreciation on equipment leased to others	181	174	361	347
General, operating and administrative	164	172	337	323
Provision for credit losses	41	19	70	48
Other	16	7	26	12
Total expenses	776	714	1,524	1,397

Other income (expense)	(9)	(2)	(13)	(5)

Profit before income taxes	206	183	401	357

Provision for income taxes	61	45	112	89

Profit of consolidated companies	145	138	289	268

Less: Profit attributable to noncontrolling interests	—	1	—	1

Profit attributable to Caterpillar Financial Services Corporation	$145	$137	$289	$267

See Notes to Consolidated Financial Statements (Unaudited).

Caterpillar Financial Services Corporation
 Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in Millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Profit of consolidated companies	$145	$138	$289	$268

Other comprehensive income (loss), net of tax (Note 5):
Foreign currency translation	(23)	222	(44)	310
Derivative financial instruments	21	(7)	33	(19)
Total other comprehensive income (loss), net of tax	(2)	215	(11)	291

Comprehensive income	143	353	278	559

Less: Comprehensive income (loss) attributable to noncontrolling interests	1	1	1	1

Comprehensive income attributable to Caterpillar Financial Services Corporation	$142	$352	$277	$558

See Notes to Consolidated Financial Statements (Unaudited).

Caterpillar Financial Services Corporation
 Consolidated Statements of Financial Position
(Unaudited)
(Dollars in Millions, except share data)

	June 30, 2026	December 31, 2025
Assets:
Cash and cash equivalents	$661	$533
Finance receivables, net of allowance for credit losses of $294 and $284	34,804	32,815
Notes receivable from Caterpillar	749	663
Equipment on operating leases, net	2,977	2,927
Other assets	1,266	1,375
Total assets	$40,457	$38,313

Liabilities and shareholder’s equity:
Payable to dealers and others	$117	$106
Payable to Caterpillar - borrowings and other	1,153	1,172
Accrued expenses	586	553
Short-term borrowings	5,046	5,514
Current maturities of long-term debt	8,026	7,085
Long-term debt	21,384	20,018
Other liabilities	640	638
Total liabilities	36,952	35,086

Commitments and contingent liabilities (Note 7)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and outstanding: one share (at paid-in amount)	745	745
Additional paid-in capital	2	2
Retained earnings	3,641	3,352
Accumulated other comprehensive income (loss)	(950)	(938)
Noncontrolling interests	67	66
Total shareholder’s equity	3,505	3,227

Total liabilities and shareholder’s equity	$40,457	$38,313

See Notes to Consolidated Financial Statements (Unaudited).

Caterpillar Financial Services Corporation
 Consolidated Statements of Changes in Shareholder's Equity
(Unaudited)
(Dollars in Millions)

Three Months Ended June 30, 2025	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance at March 31, 2025	$745	$2	$3,430	$(1,156)	$75	$3,096
Profit of consolidated companies			137		1	138
Foreign currency translation, net of tax				222		222
Derivative financial instruments, net of tax				(7)		(7)
Balance at June 30, 2025	$745	$2	$3,567	$(941)	$76	$3,449

Three Months Ended June 30, 2026
Balance at March 31, 2026	$745	$2	$3,496	$(947)	$66	$3,362
Profit of consolidated companies			145			145
Foreign currency translation, net of tax				(24)	1	(23)
Derivative financial instruments, net of tax				21		21
Balance at June 30, 2026	$745	$2	$3,641	$(950)	$67	$3,505

Six Months Ended June 30, 2025
Balance at December 31, 2024	$745	$2	$3,300	$(1,232)	$75	$2,890
Profit of consolidated companies			267		1	268
Foreign currency translation, net of tax				310		310
Derivative financial instruments, net of tax				(19)		(19)
Balance at June 30, 2025	$745	$2	$3,567	$(941)	$76	$3,449

Six Months Ended June 30, 2026
Balance at December 31, 2025	$745	$2	$3,352	$(938)	$66	$3,227
Profit of consolidated companies			289			289
Foreign currency translation, net of tax				(45)	1	(44)
Derivative financial instruments, net of tax				33		33
Balance at June 30, 2026	$745	$2	$3,641	$(950)	$67	$3,505

See Notes to Consolidated Financial Statements (Unaudited).

Caterpillar Financial Services Corporation
 Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in Millions)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Profit of consolidated companies	$289	$268
Adjustments to reconcile profit to net cash provided by operating activities:
Depreciation and amortization	373	355
Accretion of Caterpillar purchased receivable revenue	(343)	(283)
Provision for credit losses	70	48
Provision (benefit) for deferred income taxes	(22)	(25)
Other, net	35	(11)
Changes in assets and liabilities:
Other assets	(21)	26
Payable to dealers and others	(25)	38
Accrued expenses	4	22
Other payables with Caterpillar	(25)	—
Other liabilities	76	51
Net cash provided by operating activities	411	489
Cash flows from investing activities:
Expenditures for equipment on operating leases	(701)	(527)
Other capital expenditures	(16)	(22)
Proceeds from disposals of equipment	395	327
Additions to finance receivables	(10,312)	(8,076)
Collections of finance receivables	9,234	7,310
Net changes in Caterpillar purchased receivables	(838)	93
Proceeds from sales of receivables	33	18
Net change in variable lending to Caterpillar	(121)	(62)
Collections of notes receivable from Caterpillar	34	30
Settlements of undesignated derivatives	(81)	(38)
Net cash provided by (used for) investing activities	(2,373)	(947)
Cash flows from financing activities:
Net change in variable lending from Caterpillar	3	(10)
Proceeds from borrowings with Caterpillar	—	1,000
Proceeds from debt issued (original maturities greater than three months)	7,363	3,731
Payments on debt issued (original maturities greater than three months)	(4,744)	(4,133)
Short-term borrowings, net (original maturities three months or less)	(542)	72
Net cash provided by (used for) financing activities	2,080	660
Effect of exchange rate changes on cash, cash equivalents and restricted cash	9	20
Increase (decrease) in cash, cash equivalents and restricted cash	127	222
Cash, cash equivalents and restricted cash at beginning of year(1)	536	600
Cash, cash equivalents and restricted cash at end of period(1)	$663	$822

(1)    As of June 30, 2026 and December 31, 2025, restricted cash, which is included in Other assets in the Consolidated Statements of Financial Position, was $2 million and $3 million, respectively. Restricted cash primarily includes cash related to syndication activities.
See Notes to Consolidated Financial Statements (Unaudited).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated profit for the three and six months ended June 30, 2026 and 2025, (b) the consolidated comprehensive income for the three and six months ended June 30, 2026 and 2025, (c) the consolidated financial position at June 30, 2026 and December 31, 2025, (d) the consolidated changes in shareholder’s equity for the three and six months ended June 30, 2026 and 2025 and (e) the consolidated cash flows for the six months ended June 30, 2026 and 2025. The preparation of financial statements, in conformity with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), requires management to make estimates and assumptions that affect the reported amounts. Significant estimates include residual values for leased assets, allowance for credit losses and income taxes. Actual results may differ from these estimates.

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

3.Finance Receivables

A summary of finance receivables included in the Consolidated Statements of Financial Position was as follows:

(Millions of dollars)	June 30, 2026	December 31, 2025
Retail loans(1)	$19,761	$19,218
Retail finance leases	6,616	6,870
Caterpillar purchased receivables	6,717	5,500
Wholesale loans(1)	2,004	1,511
Total finance receivables	35,098	33,099
Less: Allowance for credit losses	(294)	(284)
Total finance receivables, net	$34,804	$32,815

(1)    Includes failed sale leasebacks.

Finance leases
Leases classified as sales-type or direct financing are reported as finance leases. Revenues from finance leases were $118 million for the three months ended June 30, 2026 and 2025, and $238 million and $230 million for the six months ended June 30, 2026 and 2025, respectively. Revenues from finance leases are included in retail finance revenues in the Consolidated Statements of Profit.

A.Allowance for credit losses

Portfolio segments
A portfolio segment is the level at which we develop a systematic methodology for determining our allowance for credit losses. Our portfolio segments and related methods for estimating expected credit losses are as follows:

Customer
We provide loans and finance leases to end-user customers primarily for the purpose of financing new and used Caterpillar machinery, engines and equipment for commercial use. We also provide financing for power generation facilities that incorporate Caterpillar products. The average original term of our customer finance receivables portfolio was approximately 51 months with an average remaining term of approximately 28 months as of June 30, 2026.

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

During the three and six months ended June 30, 2026, our forecasts reflected global market and geopolitical uncertainty and actions by global central banks aimed at balancing economic growth and managing inflation. We believe the economic forecasts employed represent reasonable and supportable forecasts, followed by a reversion to long-term trends.

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

In general, our Dealer portfolio segment has not historically experienced large increases or decreases in credit losses based on changes in economic conditions due to our close working relationships with the dealers and their financial strength. Therefore, we made no adjustments to historical loss rates during the three and six months ended June 30, 2026.

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

In general, our Caterpillar Purchased Receivables portfolio segment has not historically experienced large increases or decreases in credit losses based on changes in economic conditions due to the short-term maturities of the receivables, our close working relationships with the dealers and their financial strength. Therefore, we made no adjustments to historical loss rates during the three and six months ended June 30, 2026.

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
An analysis of the allowance for credit losses was as follows:

(Millions of dollars)	Three Months Ended June 30, 2026				Three Months Ended June 30, 2025
	Customer	Dealer	Caterpillar Purchased Receivables	Total	Customer	Dealer	Caterpillar Purchased Receivables	Total
Beginning Balance	$273	$4	$6	$283	$273	$4	$5	$282
Write-offs	(46)	—	—	(46)	(27)	—	—	(27)
Recoveries	26	—	—	26	9	—	—	9
Provision for credit losses(1)	29	—	2	31	21	—	—	21
Other	—	—	—	—	5	—	—	5
Ending Balance	$282	$4	$8	$294	$281	$4	$5	$290

	Six Months Ended June 30, 2026				Six Months Ended June 30, 2025
	Customer	Dealer	Caterpillar Purchased Receivables	Total	Customer	Dealer	Caterpillar Purchased Receivables	Total
Beginning Balance	$273	$4	$7	$284	$258	$4	$5	$267
Write-offs	(88)	—	—	(88)	(57)	—	—	(57)
Recoveries	39	—	—	39	19	—	—	19
Provision for credit losses(1)	58	—	1	59	54	—	—	54
Other	—	—	—	—	7	—	—	7
Ending Balance	$282	$4	$8	$294	$281	$4	$5	$290

Finance Receivables	$24,829	$3,552	$6,717	$35,098	$23,629	$2,685	$4,582	$30,896

(1)    Excludes provision for credit losses on unfunded commitments and other miscellaneous receivables.

Gross write-offs by origination year for our Customer portfolio segment were as follows:

(Millions of dollars)	Three Months Ended June 30, 2026
	2026	2025	2024	2023	2022	Prior	Revolving Finance Receivables	Total
North America	$—	$5	$7	$7	$4	$3	$3	$29
EAME	—	2	1	1	1	—	—	5
Asia/Pacific	—	1	1	1	1	—	—	4
Latin America	—	2	2	2	1	1	—	8
Total	$—	$10	$11	$11	$7	$4	$3	$46

	Three Months Ended June 30, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Finance Receivables	Total
North America	$—	$3	$6	$2	$2	$2	$2	$17
EAME	—	1	2	—	1	—	—	4
Asia/Pacific	—	1	1	1	—	—	—	3
Latin America	—	—	1	2	—	—	—	3
Total	$—	$5	$10	$5	$3	$2	$2	$27

	Six Months Ended June 30, 2026
	2026	2025	2024	2023	2022	Prior	Revolving Finance Receivables	Total
North America	$—	$9	$14	$13	$6	$5	$6	$53
EAME	—	3	2	2	1	1	—	9
Asia/Pacific	—	4	3	1	1	—	—	9
Latin America	—	3	4	4	2	1	—	14
Mining	—	3	—	—	—	—	—	3
Total	$—	$22	$23	$20	$10	$7	$6	$88

	Six Months Ended June 30, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Finance Receivables	Total
North America	$—	$5	$11	$6	$4	$3	$4	$33
EAME	—	2	3	1	1	—	—	7
Asia/Pacific	—	1	2	1	1	—	—	5
Latin America	—	—	2	3	—	1	—	6
Mining	—	3	1	1	—	—	—	5
Power	—	—	—	—	—	1	—	1
Total	$—	$11	$19	$12	$6	$5	$4	$57

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

Customer
The aging analysis of our Customer portfolio segment by origination year was as follows:

(Millions of dollars)	June 30, 2026
	2026	2025	2024	2023	2022	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$2,908	$4,639	$2,876	$1,318	$452	$129	$569	$12,891
31-60 days past due	10	45	31	20	10	3	6	125
61-90 days past due	2	11	9	6	2	1	2	33
91+ days past due	1	27	31	19	11	5	2	96
EAME
Current	695	1,261	736	452	209	76	—	3,429
31-60 days past due	3	9	11	9	3	1	—	36
61-90 days past due	—	5	7	4	2	1	—	19
91+ days past due	1	8	11	12	8	3	—	43
Asia/Pacific
Current	692	920	517	265	81	17	53	2,545
31-60 days past due	—	6	7	2	1	—	—	16
61-90 days past due	—	4	3	—	—	—	—	7
91+ days past due	—	3	3	2	2	—	—	10
Latin America
Current	570	752	372	147	54	18	5	1,918
31-60 days past due	3	10	8	4	1	—	—	26
61-90 days past due	—	3	2	1	1	—	—	7
91+ days past due	—	7	14	7	4	1	—	33
Mining
Current	439	844	630	367	215	106	15	2,616
31-60 days past due	—	4	—	—	—	—	—	4
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	1	1	—	—	—	2
Power
Current	161	248	230	151	35	37	111	973
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	—	—	—
Totals by Aging Category
Current	5,465	8,664	5,361	2,700	1,046	383	753	24,372
31-60 days past due	16	74	57	35	15	4	6	207
61-90 days past due	2	23	21	11	5	2	2	66
91+ days past due	2	45	60	41	25	9	2	184
Total	$5,485	$8,806	$5,499	$2,787	$1,091	$398	$763	$24,829

(Millions of dollars)	December 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$5,531	$3,634	$1,845	$743	$318	$20	$510	$12,601
31-60 days past due	30	42	28	18	6	1	4	129
61-90 days past due	11	14	10	5	3	—	2	45
91+ days past due	11	34	29	20	8	3	1	106
EAME
Current	1,560	938	614	316	114	44	—	3,586
31-60 days past due	5	12	6	6	2	—	—	31
61-90 days past due	3	5	3	2	1	—	—	14
91+ days past due	5	9	12	6	3	2	—	37
Asia/Pacific
Current	1,175	691	380	137	42	3	50	2,478
31-60 days past due	5	8	3	1	—	—	—	17
61-90 days past due	2	3	1	2	—	—	—	8
91+ days past due	1	1	2	2	—	—	—	6
Latin America
Current	984	511	212	96	15	1	4	1,823
31-60 days past due	3	6	5	3	—	—	—	17
61-90 days past due	2	2	2	1	—	1	—	8
91+ days past due	1	10	7	4	1	—	—	23
Mining
Current	946	806	495	280	107	51	—	2,685
31-60 days past due	3	—	—	—	—	—	—	3
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	1	1	8	—	—	—	—	10
Power
Current	272	264	179	37	8	37	148	945
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	—	—	—
Totals by Aging Category
Current	10,468	6,844	3,725	1,609	604	156	712	24,118
31-60 days past due	46	68	42	28	8	1	4	197
61-90 days past due	18	24	16	10	4	1	2	75
91+ days past due	19	55	58	32	12	5	1	182
Total	$10,551	$6,991	$3,841	$1,679	$628	$163	$719	$24,572

Dealer
As of June 30, 2026 and December 31, 2025, the total amortized cost of finance receivables within our Dealer portfolio segment was current.

Caterpillar Purchased Receivables
The aging analysis of our Caterpillar Purchased Receivables portfolio segment was as follows:

(Millions of dollars)	June 30, 2026
	Current	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Finance Receivables
North America	$3,897	$11	$4	$4	$3,916
EAME	1,410	1	—	—	1,411
Asia/Pacific	786	2	—	—	788
Latin America	585	—	—	—	585
Power	15	2	—	—	17
Total	$6,693	$16	$4	$4	$6,717

	December 31, 2025
	Current	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Finance Receivables
North America	$3,242	$9	$7	$5	$3,263
EAME	1,189	1	—	—	1,190
Asia/Pacific	646	1	—	—	647
Latin America	387	—	—	—	387
Power	11	2	—	—	13
Total	$5,475	$13	$7	$5	$5,500

Non-accrual finance receivables
In our Customer portfolio segment, finance receivables which were on non-accrual status and finance receivables over 90 days past due and still accruing income were as follows:

(Millions of dollars)	June 30, 2026		December 31, 2025
	Amortized Cost		Amortized Cost
	Non-accrual	91+ Still Accruing	Non-accrual	91+ Still Accruing
North America	$90	$13	$90	$20
EAME	40	6	35	5
Asia/Pacific	7	3	4	2
Latin America	34	1	24	1
Mining	7	—	10	—
Total	$178	$23	$163	$28

There were no finance receivables in our Dealer portfolio segment on non-accrual status as of June 30, 2026 and December 31, 2025.

Modifications
We periodically modify the terms of our finance receivable agreements. Typically, the types of modifications granted are payment deferrals, interest-only payment periods and/or term extensions. Many modifications we grant are for commercial reasons or for borrowers experiencing some form of short-term financial stress and may result in insignificant payment delays. We do not consider these borrowers to be experiencing financial difficulty. Modifications for borrowers we do consider to be experiencing financial difficulty typically result in payment deferrals and/or reduced payments for a period of four months or longer, term extension of six months or longer, or a combination of both.

During the three and six months ended June 30, 2026 and 2025, there were no finance receivable modifications granted to borrowers experiencing financial difficulty in our Dealer or Caterpillar Purchased Receivables portfolio segments.

The ending amortized cost of finance receivables modified with borrowers experiencing financial difficulty in our Customer portfolio segment was as follows:

(Millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Amortized cost of finance receivables modified	$20	$16	$31	$20
Modifications as a percentage of Customer portfolio	0.08%	0.07%	0.12%	0.08%

The financial effects of term extensions and payment delays for borrowers experiencing financial difficulty were as follows:

(In months)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Weighted average extension to term of modified contracts	9	14	10	13
Weighted average payment deferral and/or interest only periods	7	7	7	7

After we modify a finance receivable, we continue to track its performance under its most recent modified terms. Defaults of loans modified in the prior twelve months were not significant during the three and six months ended June 30, 2026 and 2025.

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

The location and fair value of derivative instruments reported in the Consolidated Statements of Financial Position were as follows:

(Millions of dollars)	June 30, 2026		December 31, 2025
	Assets[1]	Liabilities[2]	Assets[1]	Liabilities[2]
Designated derivatives
Foreign exchange contracts	$141	$(90)	$229	$(94)
Interest rate contracts	34	(21)	54	(6)
Total	$175	$(111)	$283	$(100)

Undesignated derivatives
Foreign exchange contracts	$59	$(39)	$13	$(71)
Total	$59	$(39)	$13	$(71)

(1)    Assets are classified in the Consolidated Statements of Financial Position as Other assets.
(2)    Liabilities are classified in the Consolidated Statements of Financial Position as Accrued expenses.

The total notional amount of our derivative instruments was $19.82 billion and $18.21 billion as of June 30, 2026 and December 31, 2025, respectively. The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties. We calculate the amounts exchanged by the parties by referencing the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates and interest rates.

Gains (Losses) on derivative instruments were categorized as follows:

(Millions of dollars)	Three Months Ended June 30,
	Gains (Losses) Recognized[1]		Gains (Losses) Recognized in AOCI		Gains (Losses) Reclassified from AOCI[2]
	2026	2025	2026	2025	2026	2025
Cash Flow Hedges
Foreign exchange contracts	$—	$—	$(24)	$67	$(40)	$74
Interest rate contracts	—	—	13	(1)	2	1

Fair Value Hedges
Foreign exchange contracts	—	—	(5)	(2)	(4)	(1)
Interest rate contracts	4	(9)	—	—	—	—

Undesignated Hedges
Foreign exchange contracts	30	(132)	—	—	—	—

Total	$34	$(141)	$(16)	$64	$(42)	$74

	Six Months Ended June 30,
	Gains (Losses) Recognized[1]		Gains (Losses) Recognized in AOCI		Gains (Losses) Reclassified from AOCI[2]
	2026	2025	2026	2025	2026	2025
Cash Flow Hedges
Foreign exchange contracts	$—	$—	$(131)	$63	$(142)	$82
Interest rate contracts	—	—	34	(3)	3	2

Fair Value Hedges
Foreign exchange contracts	—	—	(8)	(2)	(7)	(1)
Interest rate contracts	8	(16)	—	—	—	—

Undesignated Hedges
Foreign exchange contracts	3	(166)	—	—	—	—

Total	$11	$(182)	$(105)	$58	$(146)	$83

(1)    Foreign exchange contract gains (losses) are included in Other income (expense). Interest rate contract gains (losses) are included in Interest expense.
(2)    Foreign exchange contract gains (losses) are primarily included in Other income (expense). Interest rate contract gains (losses) are included in Interest expense.

Amounts recorded in the Consolidated Statements of Financial Position related to cumulative basis adjustments for fair value hedges were as follows:

(Millions of dollars)	Carrying Value of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Value of the Hedged Liabilities
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Current maturities of long-term debt	$501	$602	$1	$3
Long-term debt	5,385	3,351	(15)	51
Total	$5,886	$3,953	$(14)	$54

As of June 30, 2026, $6 million of deferred net losses, net of tax, included in equity (AOCI in the Consolidated Statements of Financial Position), related to our cash flow hedges, are expected to be reclassified to earnings over the next twelve months. The actual amount recorded in earnings will vary based on interest rates and exchange rates at the time the hedged transactions impact earnings.

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

Collateral is typically not required of the counterparties or us under the master netting agreements. As of June 30, 2026 and December 31, 2025, no cash collateral was received or pledged under the master netting agreements.

The effects of net settlement provisions of the master netting agreements on our derivative balances upon an event of default or a termination event were as follows:

(Millions of dollars)	June 30, 2026		December 31, 2025
	Assets	Liabilities	Assets	Liabilities
Gross amounts recognized	$234	$(150)	$296	$(171)
Financial instruments not offset	(99)	99	(100)	100
Net amount	$135	$(51)	$196	$(71)

5.Accumulated Other Comprehensive Income (Loss)

We present comprehensive income (loss) and its components in the Consolidated Statements of Comprehensive Income. Changes in the balances for each component of AOCI were as follows:

(Millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Foreign currency translation
Balance at beginning of period	$(949)	$(1,168)	$(928)	$(1,256)
Gains (losses) on foreign currency translation	(24)	222	(45)	310
Less: Tax provision/(benefit)	—	—	—	—
Net gains (losses) on foreign currency translation	(24)	222	(45)	310
Other comprehensive income (loss), net of tax	(24)	222	(45)	310
Balance at end of period	$(973)	$(946)	$(973)	$(946)

Derivative financial instruments
Balance at beginning of period	$2	$12	$(10)	$24
Gains (losses) deferred	(16)	64	(105)	58
Less: Tax provision/(benefit)	(3)	17	(26)	16
Net gains (losses) deferred	(13)	47	(79)	42
(Gains) losses reclassified to earnings	42	(74)	146	(83)
Less: Tax (provision)/benefit	8	(20)	34	(22)
Net (gains) losses reclassified to earnings	34	(54)	112	(61)
Other comprehensive income (loss), net of tax	21	(7)	33	(19)
Balance at end of period	$23	$5	$23	$5

Total Accumulated other comprehensive income (loss) at end of period	$(950)	$(941)	$(950)	$(941)

6.Segment Information

A.     Basis for Segment Information

Our executive office is comprised of our Chief Executive Officer (CEO), who is our Chief Operating Decision Maker (CODM) and five Vice Presidents. Each of our regional operating segments: North America, EAME, Asia/Pacific and Latin America is led by a Vice President. The Mining and Power operating segments are led by one Vice President. Our CEO allocates resources and manages operating performance at the Vice President level.

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

Reconciling items are created based on accounting differences between segment reporting and consolidated external reporting. The following is a list of significant reconciling items:

•Unallocated - Corporate requirements and strategies that are considered to be for the benefit of the entire organization, including notes receivable from Caterpillar. Also included are the consolidated results of the special-purpose corporation (SPC) (see Note 7 for additional information).
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
◦Segment results include off-balance sheet managed assets for which we maintain servicing responsibilities.
◦Designated derivative activity is excluded from segment results.

Supplemental segment data and reconciliations to consolidated external reporting for the three months ended June 30 were as follows:

(Millions of dollars) 2026	External revenues	Interest expense	Depreciation on equipment leased to others	General, operating and administrative expenses	Provision for credit losses	Other segment items(1)	Profit before income taxes
North America	$575	$205	$132	$48	$24	$4	$162
EAME	108	37	11	25	3	—	32
Asia/Pacific	72	28	1	20	4	1	18
Latin America	103	51	2	17	1	4	28
Mining	99	29	35	8	10	(1)	18
Power	19	10	—	3	(1)	—	7
Total Segments	976	360	181	121	41	8	265
Unallocated	20	142	—	49	—	12	(183)
Timing	(5)	—	—	(10)	—	—	5
Methodology	—	(128)	—	4	—	5	119
Total	$991	$374	$181	$164	$41	$25	$206

2025	External revenues	Interest expense	Depreciation on equipment leased to others	General, operating and administrative expenses	Provision for credit losses	Other segment items(1)	Profit before income taxes
North America	$520	$172	$126	$48	$24	$4	$146
EAME	96	34	13	25	—	1	23
Asia/Pacific	66	24	2	19	—	—	21
Latin America	89	44	2	17	2	2	22
Mining	95	27	31	9	(8)	2	34
Power	19	10	—	3	1	—	5
Total Segments	885	311	174	121	19	9	251
Unallocated	17	135	—	52	—	—	(170)
Timing	(3)	—	—	(5)	—	—	2
Methodology	—	(104)	—	4	—	—	100
Total	$899	$342	$174	$172	$19	$9	$183

(1)    Other segment items are primarily costs related to repossessed and returned equipment.

Supplemental segment data and reconciliations to consolidated external reporting for the six months ended June 30 were as follows:

(Millions of dollars) 2026	External revenues	Interest expense	Depreciation on equipment leased to others	General, operating and administrative expenses	Provision for credit losses	Other segment items(1)	Profit before income taxes
North America	$1,129	$401	$263	$98	$45	$8	$314
EAME	211	69	24	47	5	2	64
Asia/Pacific	138	56	3	39	8	1	31
Latin America	198	101	4	33	3	5	52
Mining	196	58	67	20	14	(1)	38
Power	37	19	—	6	(5)	—	17
Total Segments	1,909	704	361	243	70	15	516
Unallocated	39	282	—	105	—	15	(363)
Timing	(10)	—	—	(17)	—	—	7
Methodology	—	(256)	—	6	—	9	241
Total	$1,938	$730	$361	$337	$70	$39	$401

2025	External revenues	Interest expense	Depreciation on equipment leased to others	General, operating and administrative expenses	Provision for credit losses	Other segment items(1)	Profit before income taxes
North America	$1,020	$342	$251	$96	$43	$7	$281
EAME	189	67	25	44	1	2	50
Asia/Pacific	128	48	3	36	1	—	40
Latin America	172	84	5	30	3	3	47
Mining	188	54	63	19	1	1	50
Power	36	20	—	6	(1)	—	11
Total Segments	1,733	615	347	231	48	13	479
Unallocated	34	261	—	96	—	—	(323)
Timing	(8)	—	—	(10)	—	—	2
Methodology	—	(209)	—	6	—	4	199
Total	$1,759	$667	$347	$323	$48	$17	$357

(1)    Other segment items are primarily costs related to repossessed and returned equipment.

(Millions of dollars)	Assets as of
	June 30, 2026	December 31, 2025
North America	$21,157	$19,738
EAME	5,717	5,638
Asia/Pacific	3,778	3,564
Latin America	3,159	2,921
Mining	3,379	3,325
Power	1,084	1,017
Total Segments	38,274	36,203
Unallocated	2,275	2,128
Timing	(20)	32
Methodology	37	148
Inter-segment Eliminations(1)	(109)	(198)
Total	$40,457	$38,313

(1)    Eliminations are primarily related to intercompany loans.

(Millions of dollars)	Capital Expenditures(1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
North America	$281	$300	$444	$434
EAME	18	11	31	25
Asia/Pacific	7	4	23	8
Latin America	3	—	7	1
Mining	138	54	197	60
Total Segments	447	369	702	528
Unallocated	5	10	15	21
Total	$452	$379	$717	$549

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

No significant loss has been experienced or is anticipated under any of these guarantees. At June 30, 2026 and December 31, 2025, the related recorded liability was less than $1 million. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees was $28 million and $25 million at June 30, 2026 and December 31, 2025, respectively.

We provide guarantees to purchase certain loans of Caterpillar dealers from an SPC that qualifies as a VIE. We receive a fee for providing this guarantee. The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers. This SPC issues commercial paper and uses the proceeds to fund its loan program. We are the primary beneficiary of the SPC as our guarantees result in us having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses, and therefore we have consolidated the financial statements of the SPC. As of June 30, 2026 and December 31, 2025, the SPC’s assets of $1.25 billion and $1.19 billion, respectively, were primarily comprised of loans to dealers, which are included in Finance receivables, net in the Consolidated Statements of Financial Position, and the SPC’s liabilities of $1.25 billion and $1.19 billion, respectively, were primarily comprised of commercial paper, which is included in Short-term borrowings in the Consolidated Statements of Financial Position. The assets of the SPC are not available to pay our creditors. We may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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

Derivative financial instruments are measured on a recurring basis at fair value and are classified as Level 2 measurements. We had derivative financial instruments included in our Consolidated Statements of Financial Position in a net asset position of $84 million and $125 million as of June 30, 2026 and December 31, 2025, respectively. See Note 4 for additional information.
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
•Long-term debt – We estimate fair value for fixed and floating-rate debt based on quoted market prices.

Fair values of our financial instruments not carried at fair value were as follows:

(Millions of dollars)	June 30, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets
Finance receivables, net (excluding finance leases(1))	$27,676	$27,230	$25,346	$25,012	3	Note 3
Liabilities
Long-term debt	$29,410	$29,415	$27,103	$27,204	2

(1)    Represents finance leases and failed sale leasebacks of $7.13 billion and $7.47 billion as of June 30, 2026 and December 31, 2025, respectively.

Certain loans are subject to measurement at fair value on a nonrecurring basis. These are loans for which the company has determined that collection of contractual amounts due is not probable. Generally, the fair value of these receivables is measured using the fair value of collateral less estimated selling costs. We had loans carried at fair value of $68 million and $63 million as of June 30, 2026 and December 31, 2025, respectively.

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

THREE MONTHS ENDED JUNE 30, 2026 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2025

Overview

(Millions of dollars)	Three Months Ended June 30,
	2026	2025	Change
Retail revenue	$490	$459	$31
Operating lease revenue	239	227	12
Wholesale revenue	213	170	43
Other revenue, net	49	43	6
Total revenues	$991	$899	$92
Profit before income taxes	$206	$183	$23
Profit attributable to Caterpillar Financial Services Corporation	$145	$137	$8

Revenues
We reported second-quarter 2026 revenues of $991 million, an increase of $92 million, or 10 percent, compared with $899 million in the second quarter of 2025. The increase in revenues was primarily due to a favorable impact from higher average earning assets.

Retail revenue for the second quarter of 2026 was $490 million, an increase of $31 million from the same period in 2025. The increase was primarily due to a favorable impact from higher average earning assets. For the quarter ended June 30, 2026, retail average earning assets were $26.29 billion, an increase of $1.70 billion from the same period in 2025. The annualized average yield was 7.45 percent for the second quarter of 2026, compared with 7.47 percent for the second quarter of 2025.

Operating lease revenue for the second quarter of 2026 was $239 million, an increase of $12 million from the same period in 2025. The increase was primarily due to a favorable impact from higher average earning assets.

Wholesale revenue for the second quarter of 2026 was $213 million, an increase of $43 million from the same period in 2025. The increase was due to a favorable impact from higher average earning assets of $65 million, partially offset by an unfavorable impact from lower interest rates on wholesale finance receivables of $22 million. For the quarter ended June 30, 2026, wholesale average earning assets were $7.84 billion, an increase of $2.10 billion from the same period in 2025. The annualized average yield was 10.87 percent for the second quarter of 2026, compared with 11.85 percent for the second quarter of 2025.

Other revenue, net items were as follows:

(Millions of dollars)	Three Months Ended June 30,
	2026	2025	Change
Finance receivable and operating lease fees (including late charges)	$22	$18	$4
Net gain on returned or repossessed equipment	12	12	—
Interest income on Notes receivable from Caterpillar	8	7	1
Miscellaneous other revenue, net	7	6	1
Total Other revenue, net	$49	$43	$6

There was a favorable impact from currency translation on revenues of $14 million in the second quarter of 2026. Currency translation represents the net impact from converting the results of our subsidiaries to U.S. dollar reporting currency and is included in all financial statement line items.

Consolidated Profit Before Income Taxes
(1) Analysis excludes $4 million related to property taxes on operating leases for second quarter 2026 and 2025.
The chart above graphically illustrates reasons for the change in consolidated profit before income taxes between second quarter 2025 (at left) and second quarter 2026 (at right). Management utilizes these charts internally to visually communicate results.

Second-quarter 2026 profit before income taxes was $206 million, an increase of $23 million, or 13 percent, compared with $183 million profit for the second quarter of 2025. The increase was mainly driven by a favorable impact from higher average earning assets of $44 million, partially offset by higher provision for credit losses of $22 million.

There was a favorable impact from currency translation on profit before income taxes of $6 million in the second quarter of 2026. Currency translation represents the net impact from converting the results of our subsidiaries to U.S. dollar reporting currency and is included in all financial statement line items.

SIX MONTHS ENDED JUNE 30, 2026 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2025

Overview

(Millions of dollars)	Six Months Ended June 30,
	2026	2025	Change
Retail revenue	$977	$900	$77
Operating lease revenue	477	455	22
Wholesale revenue	391	323	68
Other revenue, net	93	81	12
Total revenues	$1,938	$1,759	$179
Profit before income taxes	$401	$357	$44
Profit attributable to Caterpillar Financial Services Corporation	$289	$267	$22

Revenues
Revenues for the first six months of 2026 were $1.94 billion, an increase of $179 million, or 10 percent, compared with $1.76 billion in the same period in 2025. The increase in revenues was primarily due to a favorable impact from higher average earning assets.

Retail revenue for the first six months of 2026 was $977 million, an increase of $77 million from the same period in 2025. The increase was primarily due to a favorable impact from higher average earning assets. For the six months ended June 30, 2026, retail average earning assets were $26.26 billion, an increase of $2.03 billion from the same period in 2025. The annualized average yield was 7.44 percent for the first six months of 2026, compared with 7.43 percent for the same period in 2025.

Operating lease revenue for the first six months of 2026 was $477 million, an increase of $22 million from the same period in 2025. The increase was primarily due to a favorable impact from higher average earning assets of $29 million, partially offset by an unfavorable impact from lower rental rates on operating leases of $7 million.

Wholesale revenue for the first six months of 2026 was $391 million, an increase of $68 million from the same period in 2025. The increase was due to a favorable impact from higher average earning assets of $101 million, partially offset by an unfavorable impact from lower interest rates on wholesale finance receivables of $33 million. For the six months ended June 30, 2026, wholesale average earning assets were $7.29 billion, an increase of $1.73 billion from the same period in 2025. The annualized average yield was 10.71 percent for the first six months of 2026, compared with 11.62 percent for the same period in 2025.

Other revenue, net items were as follows:

(Millions of dollars)	Six Months Ended June 30,
	2026	2025	Change
Finance receivable and operating lease fees (including late charges)	$41	$34	$7
Net gain on returned or repossessed equipment	24	21	3
Interest income on Notes receivable from Caterpillar	15	13	2
Miscellaneous other revenue, net	13	13	—
Total Other revenue, net	$93	$81	$12

There was a favorable impact from currency translation on revenues of $39 million in the first six months of 2026. Currency translation represents the net impact from converting the results of our subsidiaries to U.S. dollar reporting currency and is included in all financial statement line items and each of the items included in the above analysis.

Consolidated Profit Before Income Taxes
(1) Analysis excludes $8 million related to property taxes on operating leases for the first six months of 2026 and 2025.
The chart above graphically illustrates reasons for the change in consolidated profit before income taxes between June 2025 YTD (at left) and June 2026 YTD (at right). Management utilizes these charts internally to visually communicate results.

Profit before income taxes was $401 million for the first six months of 2026, an increase of $44 million, or 12 percent, compared with $357 million for the same period in 2025. The increase was mainly driven by a favorable impact from higher average earning assets of $85 million, partially offset by higher provision for credit losses of $22 million and higher general, operating and administrative expenses of $14 million.

There was a favorable impact from currency translation on profit before income taxes of $19 million in the first six months of 2026. Currency translation represents the net impact from converting the results of our subsidiaries to U.S. dollar reporting currency and is included in all financial statement line items and each of the items included in the above analysis.

PROVISION FOR INCOME TAXES

As of June 30, 2026 and 2025, the estimated annual tax rate was 28 percent and 25 percent, respectively. The increase in the estimated annual tax rate was primarily due to changes in the geographic mix of profits.

FINANCE RECEIVABLES AND EQUIPMENT ON OPERATING LEASES

New Business Volume

(Millions of dollars)	Six Months Ended June 30,
	2026	2025	Change
New retail financing	$6,400	$6,019	$381
New retail operating lease activity	706	544	162
New wholesale financing	34,468	26,318	8,150
Total	$41,574	$32,881	$8,693

New retail financing increased due to higher volume in Asia/Pacific, North America and Latin America. The increase in new retail operating lease activity was mainly driven by higher rentals of Caterpillar equipment in Mining. New wholesale financing increased primarily due to higher purchases of trade receivables from Caterpillar.

Total Managed Portfolio
We define total portfolio as Finance receivables, net plus Equipment on operating leases, net. We also manage and service receivables and leases that have been sold by us to third parties with limited or no recourse in order to mitigate our concentration of credit risk with certain customers. These assets are not available to pay our creditors. Total managed portfolio was as follows:

(Millions of dollars)	June 30, 2026	December 31, 2025	Change
Finance receivables, net	$34,804	$32,815	$1,989
Equipment on operating leases, net	2,977	2,927	50
Total portfolio	$37,781	$35,742	$2,039

Retail loans	$102	$99	$3
Retail leases	29	27	2
Operating leases	6	8	(2)
Total off-balance sheet managed assets	$137	$134	$3

Total managed portfolio	$37,918	$35,876	$2,042

Total Portfolio Metrics
At the end of the second quarter of 2026, past dues were 1.31 percent, compared with 1.62 percent at the end of the second quarter of 2025. Total non-performing finance receivables, which represent finance receivables currently on non-accrual status, were $178 million and $163 million at June 30, 2026 and at December 31, 2025, respectively. Total non-performing finance receivables as a percentage of our finance receivables were less than 1 percent at June 30, 2026 and December 31, 2025.

Write-offs, net of recoveries, were $20 million for the second quarter of 2026, compared with $18 million for the second quarter of 2025.

Our allowance for credit losses as of June 30, 2026 was $294 million, or 0.84 percent of finance receivables, compared with $284 million, or 0.86 percent, as of December 31, 2025. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and economic forecasts. We believe our allowance is sufficient to provide for losses over the remaining life of our finance receivables portfolio as of June 30, 2026.

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

LIQUIDITY AND CAPITAL RESOURCES

Maintaining and managing adequate capital and liquidity resources includes management of funding sources and their utilization based on current, future and contingent needs. Throughout the second quarter of 2026, we experienced favorable liquidity conditions. We ended the second quarter of 2026 with $661 million of cash, an increase of $128 million from year-end 2025. Our cash balances are held in numerous locations throughout the world with approximately $374 million held by our non-U.S. subsidiaries. Amounts held by non-U.S. subsidiaries are available for general corporate use and could be used in the U.S. without incurring significant additional U.S. taxes. We expect to meet our U.S. funding needs without repatriating undistributed profits that are indefinitely reinvested outside the U.S.

Borrowings
Borrowings consist primarily of medium-term notes and commercial paper, the combination of which is used to manage interest rate risk and funding requirements.

We receive debt ratings from the major credit rating agencies. Fitch and Moody's maintain a “high-A” debt rating, while S&P maintains a “mid-A” debt rating. A downgrade of our credit ratings by any of the major credit rating agencies could result in increased borrowing costs and could make access to certain credit markets more difficult. In the event economic conditions deteriorate such that access to debt markets becomes unavailable, we would rely on cash flows from our existing portfolio, existing cash balances, access to our committed credit facilities and other credit line facilities, and potential borrowings from Caterpillar. In addition, Caterpillar maintains a support agreement with us, which requires Caterpillar to remain our sole owner and may, under certain circumstances, require Caterpillar to make payments to us should we fail to maintain certain financial ratios.

Total borrowings outstanding as of June 30, 2026 were $35.48 billion, an increase of $1.84 billion from December 31, 2025. Outstanding borrowings were as follows:

(Millions of dollars)	June 30, 2026	December 31, 2025
Medium-term notes, net	$28,720	$26,437
Commercial paper, net of unamortized discount	4,901	5,408
Bank borrowings – long-term	690	665
Bank borrowings – short-term	145	106
Notes payable to Caterpillar	1,027	1,024
Other	—	1
Total outstanding borrowings	$35,483	$33,641

Medium-term notes
We issue medium-term unsecured notes through securities dealers or underwriters in the U.S., Europe and other international capital markets. These notes are offered in several currencies and with a variety of maturities. These notes are senior unsecured obligations of the Company. Medium-term notes issued totaled $7.06 billion and redeemed totaled $4.51 billion for the six months ended June 30, 2026. Medium-term notes, net outstanding as of June 30, 2026 mature as follows:

(Millions of dollars)
2026	$3,957
2027	8,661
2028	9,228
2029	4,947
2030	448
Thereafter	1,493
Fair value adjustments	(14)
Total	$28,720

Commercial paper
We issue unsecured commercial paper in the U.S., Europe and other international capital markets. These short-term promissory notes are issued on a discounted basis and are payable at maturity.

Revolving credit facilities
As of June 30, 2026, we had three global credit facilities with a syndicate of banks totaling $11.50 billion (Credit Facility) available in the aggregate to both Caterpillar and us for general liquidity purposes. Based on management’s allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of June 30, 2026 was $8.63 billion. Information on our Credit Facility is as follows:

•The 364-day facility of $3.50 billion (of which $2.63 billion is available to us) expires in August 2026.
•The three-year facility, as amended in August 2025, of $3.00 billion (of which $2.25 billion is available to us) expires in August 2028.
•The five-year facility, as amended in August 2025, of $5.00 billion (of which $3.75 billion is available to us) expires in August 2030.

At June 30, 2026, Caterpillar’s consolidated net worth was $19.46 billion, which was above the $9.00 billion required covenant in the Credit Facility. The consolidated net worth is defined in the Credit Facility as Caterpillar’s consolidated shareholders’ equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).

At June 30, 2026, our covenant interest coverage ratio was 1.54 to 1. This was above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain (loss) from interest rate derivatives to (2) interest expense, calculated at the end of each fiscal quarter for the prior four consecutive fiscal quarter period, required in the Credit Facility.

In addition, at June 30, 2026, our six-month covenant leverage ratio was 7.96 to 1. This was below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required in the Credit Facility.

In the event that either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants. Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At June 30, 2026, there were no borrowings under the Credit Facility.

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

Bank borrowings
Available credit lines with banks as of June 30, 2026 totaled $3.35 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements. We may guarantee subsidiary borrowings under these lines. As of June 30, 2026, we were in compliance with all debt covenants under these credit lines.

Notes receivable from/payable to Caterpillar
Under our variable amount and term lending agreements with Caterpillar, we may borrow up to $3.53 billion from Caterpillar and Caterpillar may borrow up to $2.30 billion from us. Most variable amount lending agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days’ notice. The term lending agreements have remaining maturities ranging up to nine years.

Off-Balance Sheet Arrangements
We are a party to certain off-balance sheet arrangements, primarily in the form of guarantees. Please refer to Note 7 of Notes to Consolidated Financial Statements for further information.

Cash Flows
Net cash provided by operating activities was $411 million in the first six months of 2026, compared with $489 million for the same period in 2025. Net cash used for investing activities was $2.37 billion in the first six months of 2026, compared with $947 million for the same period in 2025. The change was primarily due to portfolio-related activity. Net cash provided by financing activities was $2.08 billion in the first six months of 2026, compared with $660 million for the same period in 2025. The change was due to increased external borrowing activity, partially offset by decreased borrowings from Caterpillar.

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

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the second quarter of 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

Caterpillar Financial Services Corporation

Date:	August 5, 2026	/s/ David T. Walton
David T. Walton, President, Director and Chief Executive Officer

Date:	August 5, 2026	/s/ Kristen R. Covey
Kristen R. Covey, Executive Vice President and Chief Financial Officer

Date:	August 5, 2026	/s/ James M. Rooney
James M. Rooney, Secretary

Date:	August 5, 2026	/s/ William E. Schaupp
William E. Schaupp, Controller (Principal Accounting Officer)