Form 10-Q
period 2026-09-30
CATERPILLAR FINANCIAL SERVICES CORP
filed 2026-11-04
CIK 764764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Yes ☐ No ☒

As of November 4, 2026, one share of common stock of the registrant was outstanding, which is owned by Caterpillar Inc.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Caterpillar Financial Services Corporation
 Consolidated Statements of Profit
(Unaudited)
(Dollars in Millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Retail finance	$499	$474	$1,476	$1,374
Operating lease	241	231	718	686
Wholesale finance	230	184	621	507
Other, net	51	37	144	118
Total revenues	1,021	926	2,959	2,685

Expenses:
Interest	397	358	1,127	1,025
Depreciation on equipment leased to others	184	173	545	520
General, operating and administrative	158	165	495	488
Provision for credit losses	68	34	138	82
Other	12	8	38	20
Total expenses	819	738	2,343	2,135

Other income (expense)	(8)	(4)	(21)	(9)

Profit before income taxes	194	184	595	541

Provision for income taxes	49	50	161	139

Profit of consolidated companies	145	134	434	402

Less: Profit attributable to noncontrolling interests	—	—	—	1

Profit attributable to Caterpillar Financial Services Corporation	$145	$134	$434	$401

See Notes to Consolidated Financial Statements (Unaudited).

Caterpillar Financial Services Corporation
 Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in Millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Profit of consolidated companies	$145	$134	$434	$402

Other comprehensive income (loss), net of tax (Note 5):
Foreign currency translation	20	(4)	(24)	306
Derivative financial instruments	24	(9)	57	(28)
Total other comprehensive income (loss), net of tax	44	(13)	33	278

Comprehensive income	189	121	467	680

Less: Comprehensive income (loss) attributable to noncontrolling interests	1	—	2	1

Comprehensive income attributable to Caterpillar Financial Services Corporation	$188	$121	$465	$679

See Notes to Consolidated Financial Statements (Unaudited).

Caterpillar Financial Services Corporation
 Consolidated Statements of Financial Position
(Unaudited)
(Dollars in Millions, except share data)

	September 30, 2026	December 31, 2025
Assets:
Cash and cash equivalents	$662	$533
Finance receivables, net of allowance for credit losses of $332 and $284	35,971	32,815
Notes receivable from Caterpillar	649	663
Equipment on operating leases, net	2,993	2,927
Other assets	1,086	1,375
Total assets	$41,361	$38,313

Liabilities and shareholder’s equity:
Payable to dealers and others	$132	$106
Payable to Caterpillar - borrowings and other	1,646	1,172
Accrued expenses	664	553
Short-term borrowings	4,855	5,514
Current maturities of long-term debt	8,144	7,085
Long-term debt	21,552	20,018
Other liabilities	674	638
Total liabilities	37,667	35,086

Commitments and contingent liabilities (Note 7)

Common stock - $1 par value
Authorized: 2,000 shares; Issued and outstanding: one share (at paid-in amount)	745	745
Additional paid-in capital	2	2
Retained earnings	3,786	3,352
Accumulated other comprehensive income (loss)	(907)	(938)
Noncontrolling interests	68	66
Total shareholder’s equity	3,694	3,227

Total liabilities and shareholder’s equity	$41,361	$38,313

See Notes to Consolidated Financial Statements (Unaudited).

Caterpillar Financial Services Corporation
 Consolidated Statements of Changes in Shareholder's Equity
(Unaudited)
(Dollars in Millions)

Three Months Ended September 30, 2025	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance at June 30, 2025	$745	$2	$3,567	$(941)	$76	$3,449
Profit of consolidated companies			134			134
Foreign currency translation, net of tax				(4)		(4)
Derivative financial instruments, net of tax				(9)		(9)
Balance at September 30, 2025	$745	$2	$3,701	$(954)	$76	$3,570

Three Months Ended September 30, 2026
Balance at June 30, 2026	$745	$2	$3,641	$(950)	$67	$3,505
Profit of consolidated companies			145			145
Foreign currency translation, net of tax				19	1	20
Derivative financial instruments, net of tax				24		24
Balance at September 30, 2026	$745	$2	$3,786	$(907)	$68	$3,694

Nine Months Ended September 30, 2025
Balance at December 31, 2024	$745	$2	$3,300	$(1,232)	$75	$2,890
Profit of consolidated companies			401		1	402
Foreign currency translation, net of tax				306		306
Derivative financial instruments, net of tax				(28)		(28)
Balance at September 30, 2025	$745	$2	$3,701	$(954)	$76	$3,570

Nine Months Ended September 30, 2026
Balance at December 31, 2025	$745	$2	$3,352	$(938)	$66	$3,227
Profit of consolidated companies			434			434
Foreign currency translation, net of tax				(26)	2	(24)
Derivative financial instruments, net of tax				57		57
Balance at September 30, 2026	$745	$2	$3,786	$(907)	$68	$3,694

See Notes to Consolidated Financial Statements (Unaudited).

Caterpillar Financial Services Corporation
 Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in Millions)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Profit of consolidated companies	$434	$402
Adjustments to reconcile profit to net cash provided by operating activities:
Depreciation and amortization	562	533
Accretion of Caterpillar purchased receivable revenue	(540)	(444)
Provision for credit losses	138	82
Provision (benefit) for deferred income taxes	(42)	18
Other, net	51	(1)
Changes in assets and liabilities:
Other assets	115	122
Payable to dealers and others	33	63
Accrued expenses	(75)	(101)
Other payables with Caterpillar	(14)	21
Other liabilities	110	29
Net cash provided by operating activities	772	724
Cash flows from investing activities:
Expenditures for equipment on operating leases	(1,025)	(875)
Other capital expenditures	(21)	(33)
Proceeds from disposals of equipment	597	481
Additions to finance receivables	(16,089)	(12,659)
Collections of finance receivables	13,906	11,397
Net changes in Caterpillar purchased receivables	(799)	(241)
Proceeds from sales of receivables	56	26
Net change in variable lending to Caterpillar	(37)	(107)
Collections of notes receivable from Caterpillar	51	46
Settlements of undesignated derivatives	(71)	(64)
Net cash provided by (used for) investing activities	(3,432)	(2,029)
Cash flows from financing activities:
Net change in variable lending from Caterpillar	502	(10)
Proceeds from borrowings with Caterpillar	—	1,000
Proceeds from debt issued (original maturities greater than three months)	10,490	6,478
Payments on debt issued (original maturities greater than three months)	(7,465)	(6,162)
Short-term borrowings, net (original maturities three months or less)	(748)	106
Net cash provided by (used for) financing activities	2,779	1,412
Effect of exchange rate changes on cash, cash equivalents and restricted cash	9	24
Increase (decrease) in cash, cash equivalents and restricted cash	128	131
Cash, cash equivalents and restricted cash at beginning of year(1)	536	600
Cash, cash equivalents and restricted cash at end of period(1)	$664	$731

(1)    As of September 30, 2026 and December 31, 2025, restricted cash, which is included in Other assets in the Consolidated Statements of Financial Position, was $2 million and $3 million, respectively. Restricted cash primarily includes cash related to syndication activities.
See Notes to Consolidated Financial Statements (Unaudited).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated profit for the three and nine months ended September 30, 2026 and 2025, (b) the consolidated comprehensive income for the three and nine months ended September 30, 2026 and 2025, (c) the consolidated financial position at September 30, 2026 and December 31, 2025, (d) the consolidated changes in shareholder’s equity for the three and nine months ended September 30, 2026 and 2025 and (e) the consolidated cash flows for the nine months ended September 30, 2026 and 2025. The preparation of financial statements, in conformity with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), requires management to make estimates and assumptions that affect the reported amounts. Significant estimates include residual values for leased assets, allowance for credit losses and income taxes. Actual results may differ from these estimates.

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

3.Finance Receivables

A summary of finance receivables included in the Consolidated Statements of Financial Position was as follows:

(Millions of dollars)	September 30, 2026	December 31, 2025
Retail loans(1)	$20,086	$19,218
Retail finance leases	6,620	6,870
Caterpillar purchased receivables	6,924	5,500
Wholesale loans(1)	2,673	1,511
Total finance receivables	36,303	33,099
Less: Allowance for credit losses	(332)	(284)
Total finance receivables, net	$35,971	$32,815

(1)    Includes failed sale leasebacks.

Finance leases
Leases classified as sales-type or direct financing are reported as finance leases. Revenues from finance leases were $117 million and $120 million for the three months ended September 30, 2026 and 2025, and $355 million and $350 million for the nine months ended September 30, 2026 and 2025, respectively. Revenues from finance leases are included in retail finance revenues in the Consolidated Statements of Profit.

A.Allowance for credit losses

Portfolio segments
A portfolio segment is the level at which we develop a systematic methodology for determining our allowance for credit losses. Our portfolio segments and related methods for estimating expected credit losses are as follows:

Customer
We provide loans and finance leases to end-user customers primarily for the purpose of financing new and used Caterpillar machinery, engines and equipment for commercial use. We also provide financing for power generation facilities that incorporate Caterpillar products. The average original term of our customer finance receivables portfolio was approximately 51 months with an average remaining term of approximately 28 months as of September 30, 2026.

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

During the three and nine months ended September 30, 2026, our forecasts reflected global market and geopolitical uncertainty and actions by global central banks aimed at balancing economic growth and managing inflation. We believe the economic forecasts employed represent reasonable and supportable forecasts, followed by a reversion to long-term trends.

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

In general, our Dealer portfolio segment has not historically experienced large increases or decreases in credit losses based on changes in economic conditions due to our close working relationships with the dealers and their financial strength. Therefore, we made no adjustments to historical loss rates during the three and nine months ended September 30, 2026.

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

In general, our Caterpillar Purchased Receivables portfolio segment has not historically experienced large increases or decreases in credit losses based on changes in economic conditions due to the short-term maturities of the receivables, our close working relationships with the dealers and their financial strength. Therefore, we made no adjustments to historical loss rates during the three and nine months ended September 30, 2026.

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
•Mining - Finance receivables originated worldwide related primarily to large mining customers.
•Power - Finance receivables originated worldwide related to large power customers of Caterpillar electrical power generation, gas compression and co-generation systems and non-Caterpillar equipment that is powered by these systems.
An analysis of the allowance for credit losses was as follows:

(Millions of dollars)	Three Months Ended September 30, 2026				Three Months Ended September 30, 2025
	Customer	Dealer	Caterpillar Purchased Receivables	Total	Customer	Dealer	Caterpillar Purchased Receivables	Total
Beginning Balance	$282	$4	$8	$294	$281	$4	$5	$290
Write-offs	(46)	—	—	(46)	(52)	—	—	(52)
Recoveries	18	—	—	18	12	—	—	12
Provision for credit losses(1)	65	2	—	67	32	—	—	32
Other	(1)	—	—	(1)	1	—	—	1
Ending Balance	$318	$6	$8	$332	$274	$4	$5	$283

	Nine Months Ended September 30, 2026				Nine Months Ended September 30, 2025
	Customer	Dealer	Caterpillar Purchased Receivables	Total	Customer	Dealer	Caterpillar Purchased Receivables	Total
Beginning Balance	$273	$4	$7	$284	$258	$4	$5	$267
Write-offs	(134)	—	—	(134)	(109)	—	—	(109)
Recoveries	57	—	—	57	31	—	—	31
Provision for credit losses(1)	123	2	1	126	86	—	—	86
Other	(1)	—	—	(1)	8	—	—	8
Ending Balance	$318	$6	$8	$332	$274	$4	$5	$283

Finance Receivables	$25,175	$4,204	$6,924	$36,303	$23,929	$2,777	$5,145	$31,851

(1)    Excludes provision for credit losses on unfunded commitments and other miscellaneous receivables.

Gross write-offs by origination year for our Customer portfolio segment were as follows:

(Millions of dollars)	Three Months Ended September 30, 2026
	2026	2025	2024	2023	2022	Prior	Revolving Finance Receivables	Total
North America	$1	$8	$6	$5	$2	$1	$3	$26
EAME	—	1	—	2	—	—	—	3
Asia/Pacific	—	5	1	1	—	—	—	7
Latin America	—	1	3	1	1	—	—	6
Mining	—	3	1	—	—	—	—	4
Total	$1	$18	$11	$9	$3	$1	$3	$46

	Three Months Ended September 30, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Finance Receivables	Total
North America	$1	$5	$7	$3	$2	$1	$2	$21
EAME	—	—	3	1	—	1	1	6
Asia/Pacific	1	3	1	—	—	—	—	5
Latin America	—	2	—	1	1	—	—	4
Mining	—	5	5	5	—	1	—	16
Total	$2	$15	$16	$10	$3	$3	$3	$52

	Nine Months Ended September 30, 2026
	2026	2025	2024	2023	2022	Prior	Revolving Finance Receivables	Total
North America	$1	$16	$19	$18	$8	$6	$9	$77
EAME	—	4	2	3	1	1	—	11
Asia/Pacific	—	9	4	2	1	—	—	16
Latin America	1	4	7	5	3	1	1	22
Mining	—	7	1	—	—	—	—	8
Total	$2	$40	$33	$28	$13	$8	$10	$134

	Nine Months Ended September 30, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Finance Receivables	Total
North America	$1	$10	$18	$9	$6	$4	$6	$54
EAME	—	2	6	2	1	1	1	13
Asia/Pacific	1	4	3	1	1	—	—	10
Latin America	—	2	2	4	1	1	—	10
Mining	—	8	6	6	—	1	—	21
Power	—	—	—	—	—	1	—	1
Total	$2	$26	$35	$22	$9	$8	$7	$109

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

Customer
The aging analysis of our Customer portfolio segment by origination year was as follows:

(Millions of dollars)	September 30, 2026
	2026	2025	2024	2023	2022	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$4,211	$4,201	$2,504	$1,083	$328	$65	$601	$12,993
31-60 days past due	24	38	33	21	8	1	6	131
61-90 days past due	5	14	11	6	2	1	2	41
91+ days past due	4	28	30	17	10	3	3	95
EAME
Current	1,071	1,119	642	383	157	49	—	3,421
31-60 days past due	9	12	10	5	1	1	—	38
61-90 days past due	4	11	5	3	3	1	—	27
91+ days past due	2	10	13	10	6	3	—	44
Asia/Pacific
Current	932	819	445	224	66	10	20	2,516
31-60 days past due	4	8	9	2	1	—	—	24
61-90 days past due	1	3	2	—	—	—	—	6
91+ days past due	1	3	5	1	—	—	—	10
Latin America
Current	872	648	311	117	35	4	6	1,993
31-60 days past due	4	8	7	3	2	—	—	24
61-90 days past due	2	4	2	1	1	—	—	10
91+ days past due	—	11	11	5	2	—	—	29
Mining
Current	758	771	555	323	180	74	23	2,684
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	—	—	—
Power
Current	312	263	208	123	35	33	115	1,089
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	—	—	—
Totals by Aging Category
Current	8,156	7,821	4,665	2,253	801	235	765	24,696
31-60 days past due	41	66	59	31	12	2	6	217
61-90 days past due	12	32	20	10	6	2	2	84
91+ days past due	7	52	59	33	18	6	3	178
Total	$8,216	$7,971	$4,803	$2,327	$837	$245	$776	$25,175

(Millions of dollars)	December 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$5,531	$3,634	$1,845	$743	$318	$20	$510	$12,601
31-60 days past due	30	42	28	18	6	1	4	129
61-90 days past due	11	14	10	5	3	—	2	45
91+ days past due	11	34	29	20	8	3	1	106
EAME
Current	1,560	938	614	316	114	44	—	3,586
31-60 days past due	5	12	6	6	2	—	—	31
61-90 days past due	3	5	3	2	1	—	—	14
91+ days past due	5	9	12	6	3	2	—	37
Asia/Pacific
Current	1,175	691	380	137	42	3	50	2,478
31-60 days past due	5	8	3	1	—	—	—	17
61-90 days past due	2	3	1	2	—	—	—	8
91+ days past due	1	1	2	2	—	—	—	6
Latin America
Current	984	511	212	96	15	1	4	1,823
31-60 days past due	3	6	5	3	—	—	—	17
61-90 days past due	2	2	2	1	—	1	—	8
91+ days past due	1	10	7	4	1	—	—	23
Mining
Current	946	806	495	280	107	51	—	2,685
31-60 days past due	3	—	—	—	—	—	—	3
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	1	1	8	—	—	—	—	10
Power
Current	272	264	179	37	8	37	148	945
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	—	—	—
Totals by Aging Category
Current	10,468	6,844	3,725	1,609	604	156	712	24,118
31-60 days past due	46	68	42	28	8	1	4	197
61-90 days past due	18	24	16	10	4	1	2	75
91+ days past due	19	55	58	32	12	5	1	182
Total	$10,551	$6,991	$3,841	$1,679	$628	$163	$719	$24,572

Dealer
As of September 30, 2026 and December 31, 2025, the total amortized cost of finance receivables within our Dealer portfolio segment was current.

Caterpillar Purchased Receivables
The aging analysis of our Caterpillar Purchased Receivables portfolio segment was as follows:

(Millions of dollars)	September 30, 2026
	Current	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Finance Receivables
North America	$3,687	$2	$—	$1	$3,690
EAME	1,564	2	—	—	1,566
Asia/Pacific	748	3	—	—	751
Latin America	761	2	—	1	764
Mining	117	8	4	3	132
Power	21	—	—	—	21
Total	$6,898	$17	$4	$5	$6,924

	December 31, 2025
	Current	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Finance Receivables
North America	$3,242	$9	$7	$5	$3,263
EAME	1,189	1	—	—	1,190
Asia/Pacific	646	1	—	—	647
Latin America	387	—	—	—	387
Power	11	2	—	—	13
Total	$5,475	$13	$7	$5	$5,500

Non-accrual finance receivables
In our Customer portfolio segment, finance receivables which were on non-accrual status and finance receivables over 90 days past due and still accruing income were as follows:

(Millions of dollars)	September 30, 2026		December 31, 2025
	Amortized Cost		Amortized Cost
	Non-accrual	91+ Still Accruing	Non-accrual	91+ Still Accruing
North America	$84	$14	$90	$20
EAME	42	7	35	5
Asia/Pacific	10	4	4	2
Latin America	31	1	24	1
Mining	1	—	10	—
Total	$168	$26	$163	$28

There were no finance receivables in our Dealer portfolio segment on non-accrual status as of September 30, 2026 and December 31, 2025.

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

During the three and nine months ended September 30, 2026 and 2025, there were no finance receivable modifications granted to borrowers experiencing financial difficulty in our Dealer or Caterpillar Purchased Receivables portfolio segments.

The ending amortized cost of finance receivables modified with borrowers experiencing financial difficulty in our Customer portfolio segment was as follows:

(Millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Amortized cost of finance receivables modified	$8	$19	$31	$37
Modifications as a percentage of Customer portfolio	0.03%	0.08%	0.12%	0.15%

The financial effects of term extensions and payment delays for borrowers experiencing financial difficulty were as follows:

(In months)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Weighted average extension to term of modified contracts	10	20	10	17
Weighted average payment deferral and/or interest only periods	7	5	7	6

After we modify a finance receivable, we continue to track its performance under its most recent modified terms. Defaults of loans modified in the prior twelve months were not significant during the three and nine months ended September 30, 2026 and 2025.

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

The location and fair value of derivative instruments reported in the Consolidated Statements of Financial Position were as follows:

(Millions of dollars)	September 30, 2026		December 31, 2025
	Assets[1]	Liabilities[2]	Assets[1]	Liabilities[2]
Designated derivatives
Foreign exchange contracts	$59	$(119)	$229	$(94)
Interest rate contracts	54	(132)	54	(6)
Total	$113	$(251)	$283	$(100)

Undesignated derivatives
Foreign exchange contracts	$71	$(31)	$13	$(71)
Total	$71	$(31)	$13	$(71)

(1)    Assets are classified in the Consolidated Statements of Financial Position as Other assets.
(2)    Liabilities are classified in the Consolidated Statements of Financial Position as Accrued expenses.

The total notional amount of our derivative instruments was $22.51 billion and $18.21 billion as of September 30, 2026 and December 31, 2025, respectively. The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties. We calculate the amounts exchanged by the parties by referencing the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates and interest rates.

Gains (Losses) on derivative instruments were categorized as follows:

(Millions of dollars)	Three Months Ended September 30,
	Gains (Losses) Recognized[1]		Gains (Losses) Recognized in AOCI		Gains (Losses) Reclassified from AOCI[2]
	2026	2025	2026	2025	2026	2025
Cash Flow Hedges
Foreign exchange contracts	$—	$—	$(21)	$(14)	$(23)	$—
Interest rate contracts	—	—	30	2	3	2
Fair Value Hedges
Foreign exchange contracts	—	—	(5)	(3)	(6)	(4)
Interest rate contracts	3	(8)	—	—	—	—
Undesignated Hedges
Foreign exchange contracts	31	17	—	—	—	—
Total	$34	$9	$4	$(15)	$(26)	$(2)

	Nine Months Ended September 30,
	Gains (Losses) Recognized[1]		Gains (Losses) Recognized in AOCI		Gains (Losses) Reclassified from AOCI[2]
	2026	2025	2026	2025	2026	2025
Cash Flow Hedges
Foreign exchange contracts	$—	$—	$(152)	$49	$(165)	$82
Interest rate contracts	—	—	64	(1)	6	4
Fair Value Hedges
Foreign exchange contracts	—	—	(13)	(5)	(13)	(5)
Interest rate contracts	11	(24)	—	—	—	—
Undesignated Hedges
Foreign exchange contracts	34	(149)	—	—	—	—
Total	$45	$(173)	$(101)	$43	$(172)	$81

(1)    Foreign exchange contract gains (losses) are included in Other income (expense). Interest rate contract gains (losses) are included in Interest expense.
(2)    Foreign exchange contract gains (losses) are primarily included in Other income (expense). Interest rate contract gains (losses) are included in Interest expense.

Amounts recorded in the Consolidated Statements of Financial Position related to cumulative basis adjustments for fair value hedges were as follows:

(Millions of dollars)	Carrying Value of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Value of the Hedged Liabilities
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Current maturities of long-term debt	$1,244	$602	$(6)	$3
Long-term debt	4,723	3,351	(127)	51
Total	$5,967	$3,953	$(133)	$54

As of September 30, 2026, less than $1 million of deferred net gains, net of tax, included in equity (AOCI in the Consolidated Statements of Financial Position), related to our cash flow hedges, are expected to be reclassified to earnings over the next twelve months. The actual amount recorded in earnings will vary based on interest rates and exchange rates at the time the hedged transactions impact earnings.

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

Collateral is typically not required of the counterparties or us under the master netting agreements. As of September 30, 2026 and December 31, 2025, no cash collateral was received or pledged under the master netting agreements.

The effects of net settlement provisions of the master netting agreements on our derivative balances upon an event of default or a termination event were as follows:

(Millions of dollars)	September 30, 2026		December 31, 2025
	Assets	Liabilities	Assets	Liabilities
Gross amounts recognized	$184	$(282)	$296	$(171)
Financial instruments not offset	(143)	143	(100)	100
Net amount	$41	$(139)	$196	$(71)

5.Accumulated Other Comprehensive Income (Loss)

We present comprehensive income (loss) and its components in the Consolidated Statements of Comprehensive Income. Changes in the balances for each component of AOCI were as follows:

(Millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Foreign currency translation
Balance at beginning of period	$(973)	$(946)	$(928)	$(1,256)
Gains (losses) on foreign currency translation	19	(4)	(26)	306
Less: Tax provision/(benefit)	—	—	—	—
Net gains (losses) on foreign currency translation	19	(4)	(26)	306
Other comprehensive income (loss), net of tax	19	(4)	(26)	306
Balance at end of period	$(954)	$(950)	$(954)	$(950)
Derivative financial instruments
Balance at beginning of period	$23	$5	$(10)	$24
Gains (losses) deferred	4	(15)	(101)	43
Less: Tax provision/(benefit)	—	(4)	(26)	12
Net gains (losses) deferred	4	(11)	(75)	31
(Gains) losses reclassified to earnings	26	2	172	(81)
Less: Tax (provision)/benefit	6	—	40	(22)
Net (gains) losses reclassified to earnings	20	2	132	(59)
Other comprehensive income (loss), net of tax	24	(9)	57	(28)
Balance at end of period	$47	$(4)	$47	$(4)

Total Accumulated other comprehensive income (loss) at end of period	$(907)	$(954)	$(907)	$(954)

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
•Mining - Provides financing worldwide primarily to large mining customers.
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
◦Segment results include off-balance sheet managed assets for which we maintain servicing responsibilities.
◦Designated derivative activity is excluded from segment results, except where hedging specific segment exposures.

Supplemental segment data and reconciliations to consolidated external reporting for the three months ended September 30 were as follows:

(Millions of dollars) 2026	External revenues	Interest expense	Depreciation on equipment leased to others	General, operating and administrative expenses	Provision for credit losses	Other segment items(1)	Profit before income taxes
North America	$584	$222	$131	$46	$44	$3	$138
EAME	112	41	12	23	3	—	33
Asia/Pacific	74	31	2	20	6	—	15
Latin America	109	53	2	16	10	1	27
Mining	104	30	37	10	(3)	2	28
Power	22	11	—	2	8	—	1
Total Segments	1,005	388	184	117	68	6	242
Unallocated	22	145	—	46	—	5	(174)
Timing	(6)	—	—	(9)	—	—	3
Methodology	—	(136)	—	4	—	9	123
Total	$1,021	$397	$184	$158	$68	$20	$194

2025	External revenues	Interest expense	Depreciation on equipment leased to others	General, operating and administrative expenses	Provision for credit losses	Other segment items(1)	Profit before income taxes
North America	$533	$183	$127	$48	$26	$4	$145
EAME	101	33	13	22	4	1	28
Asia/Pacific	66	26	—	21	3	1	15
Latin America	103	52	3	15	—	1	32
Mining	91	28	30	11	1	(1)	22
Power	19	10	—	3	—	—	6
Total Segments	913	332	173	120	34	6	248
Unallocated	17	145	—	47	—	—	(175)
Timing	(4)	—	—	(6)	—	—	2
Methodology	—	(119)	—	4	—	6	109
Total	$926	$358	$173	$165	$34	$12	$184

(1)    Other segment items are primarily costs related to repossessed and returned equipment.

Supplemental segment data and reconciliations to consolidated external reporting for the nine months ended September 30 were as follows:

(Millions of dollars) 2026	External revenues	Interest expense	Depreciation on equipment leased to others	General, operating and administrative expenses	Provision for credit losses	Other segment items(1)	Profit before income taxes
North America	$1,713	$623	$394	$144	$89	$11	$452
EAME	323	110	36	70	8	2	97
Asia/Pacific	212	87	5	59	14	1	46
Latin America	307	154	6	49	13	6	79
Mining	300	88	104	30	11	1	66
Power	59	30	—	8	3	—	18
Total Segments	2,914	1,092	545	360	138	21	758
Unallocated	61	427	—	151	—	20	(537)
Timing	(16)	—	—	(26)	—	—	10
Methodology	—	(392)	—	10	—	18	364
Total	$2,959	$1,127	$545	$495	$138	$59	$595

2025	External revenues	Interest expense	Depreciation on equipment leased to others	General, operating and administrative expenses	Provision for credit losses	Other segment items(1)	Profit before income taxes
North America	$1,553	$525	$378	$144	$69	$11	$426
EAME	290	100	38	66	5	3	78
Asia/Pacific	194	74	3	57	4	1	55
Latin America	275	136	8	45	3	4	79
Mining	279	82	93	30	2	—	72
Power	55	30	—	9	(1)	—	17
Total Segments	2,646	947	520	351	82	19	727
Unallocated	51	406	—	143	—	—	(498)
Timing	(12)	—	—	(16)	—	—	4
Methodology	—	(328)	—	10	—	10	308
Total	$2,685	$1,025	$520	$488	$82	$29	$541

(1)    Other segment items are primarily costs related to repossessed and returned equipment.

(Millions of dollars)	Assets as of
	September 30, 2026	December 31, 2025
North America	$21,629	$19,738
EAME	5,917	5,638
Asia/Pacific	3,600	3,564
Latin America	3,426	2,921
Mining	3,558	3,325
Power	1,314	1,017
Total Segments	39,444	36,203
Unallocated	2,177	2,128
Timing	(20)	32
Methodology	(126)	148
Inter-segment Eliminations(1)	(114)	(198)
Total	$41,361	$38,313

(1)    Eliminations are primarily related to intercompany loans.

(Millions of dollars)	Capital Expenditures(1)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
North America	$262	$229	$706	$663
EAME	27	19	58	44
Asia/Pacific	12	8	35	16
Latin America	—	6	7	7
Mining	26	89	223	149
Total Segments	327	351	1,029	879
Unallocated	2	8	17	29
Total	$329	$359	$1,046	$908

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

No significant loss has been experienced or is anticipated under any of these guarantees. At September 30, 2026 and December 31, 2025, the related recorded liability was less than $1 million. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees was $31 million and $25 million at September 30, 2026 and December 31, 2025, respectively.

We provide guarantees to purchase certain loans of Caterpillar dealers from an SPC that qualifies as a VIE. We receive a fee for providing this guarantee. The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers. This SPC issues commercial paper and uses the proceeds to fund its loan program. We are the primary beneficiary of the SPC as our guarantees result in us having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses, and therefore we have consolidated the financial statements of the SPC. As of September 30, 2026 and December 31, 2025, the SPC’s assets of $1.26 billion and $1.19 billion, respectively, were primarily comprised of loans to dealers, which are included in Finance receivables, net in the Consolidated Statements of Financial Position, and the SPC’s liabilities of $1.26 billion and $1.19 billion, respectively, were primarily comprised of commercial paper, which is included in Short-term borrowings in the Consolidated Statements of Financial Position. The assets of the SPC are not available to pay our creditors. We may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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

Derivative financial instruments are measured on a recurring basis at fair value and are classified as Level 2 measurements. We had derivative financial instruments included in our Consolidated Statements of Financial Position in a net liability position of $98 million and a net asset position of $125 million as of September 30, 2026 and December 31, 2025, respectively. See Note 4 for additional information.
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
•Long-term debt – We estimate fair value for fixed and floating-rate debt based on quoted market prices.

Fair values of our financial instruments not carried at fair value were as follows:

(Millions of dollars)	September 30, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets
Finance receivables, net (excluding finance leases(1))	$28,847	$28,247	$25,346	$25,012	3	Note 3
Liabilities
Long-term debt	$29,696	$29,536	$27,103	$27,204	2

(1)    Represents finance leases and failed sale leasebacks of $7.12 billion and $7.47 billion as of September 30, 2026 and December 31, 2025, respectively.

Certain loans are subject to measurement at fair value on a nonrecurring basis and are classified as Level 3 measurements. These are loans for which the company has determined that collection of contractual amounts due is not probable. Generally, the fair value of these receivables is measured using the fair value of collateral less estimated selling costs. We had loans carried at fair value of $64 million and $63 million as of September 30, 2026 and December 31, 2025, respectively.

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

THREE MONTHS ENDED SEPTEMBER 30, 2026 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2025

Overview

(Millions of dollars)	Three Months Ended September 30,
	2026	2025	Change
Retail revenue	$499	$474	$25
Operating lease revenue	241	231	10
Wholesale revenue	230	184	46
Other revenue, net	51	37	14
Total revenues	$1,021	$926	$95
Profit before income taxes	$194	$184	$10
Profit attributable to Caterpillar Financial Services Corporation	$145	$134	$11

Revenues
We reported third-quarter 2026 revenues of $1.02 billion, an increase of $95 million, or 10 percent, compared with $926 million in the third quarter of 2025. The increase in revenues was primarily due to a favorable impact from higher average earning assets of $125 million, partially offset by an unfavorable impact from lower average financing rates of $38 million.

Retail revenue for the third quarter of 2026 was $499 million, an increase of $25 million from the same period in 2025. The increase was primarily due to a favorable impact from higher average earning assets of $30 million, partially offset by an unfavorable impact from lower average financing rates on retail finance receivables of $5 million. For the quarter ended September 30, 2026, retail average earning assets were $26.64 billion, an increase of $1.49 billion from the same period in 2025. The annualized average yield was 7.49 percent for the third quarter of 2026, compared with 7.54 percent for the third quarter of 2025.

Operating lease revenue for the third quarter of 2026 was $241 million, an increase of $10 million from the same period in 2025. The increase was primarily due to a favorable impact from higher average earning assets of $15 million, partially offset by an unfavorable impact from lower rental rates on operating leases of $5 million.

Wholesale revenue for the third quarter of 2026 was $230 million, an increase of $46 million from the same period in 2025. The increase was due to a favorable impact from higher average earning assets of $86 million, partially offset by an unfavorable impact from lower average financing rates on wholesale finance receivables of $40 million. For the quarter ended September 30, 2026, wholesale average earning assets were $9.05 billion, an increase of $2.97 billion from the same period in 2025. The annualized average yield was 10.19 percent for the third quarter of 2026, compared with 12.07 percent for the third quarter of 2025.

Other revenue, net items were as follows:

(Millions of dollars)	Three Months Ended September 30,
	2026	2025	Change
Finance receivable and operating lease fees (including late charges)	$19	$18	$1
Net gain on returned or repossessed equipment	15	7	8
Interest income on Notes receivable from Caterpillar	8	6	2
Miscellaneous other revenue, net	9	6	3
Total Other revenue, net	$51	$37	$14

There was a favorable impact from currency translation on revenues of $5 million in the third quarter of 2026. Currency translation represents the net impact from converting the results of our subsidiaries to U.S. dollar reporting currency and is included in all financial statement line items.

Consolidated Profit Before Income Taxes
(1) Analysis excludes $3 million related to property taxes on operating leases for third quarter 2026 and 2025.
The chart above graphically illustrates reasons for the change in consolidated profit before income taxes between third quarter 2025 (at left) and third quarter 2026 (at right). Management utilizes these charts internally to visually communicate results.

Third-quarter 2026 profit before income taxes was $194 million, an increase of $10 million, or 5 percent, compared with $184 million profit for the third quarter of 2025. The increase was mainly driven by a favorable impact from higher average earning assets of $52 million and a favorable impact from returned or repossessed equipment of $8 million, partially offset by higher provision for credit losses of $34 million and an unfavorable impact from margin of $19 million.

There was a favorable impact from currency translation on profit before income taxes of $3 million in the third quarter of 2026. Currency translation represents the net impact from converting the results of our subsidiaries to U.S. dollar reporting currency and is included in all financial statement line items.

NINE MONTHS ENDED SEPTEMBER 30, 2026 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2025

Overview

(Millions of dollars)	Nine Months Ended September 30,
	2026	2025	Change
Retail revenue	$1,476	$1,374	$102
Operating lease revenue	718	686	32
Wholesale revenue	621	507	114
Other revenue, net	144	118	26
Total revenues	$2,959	$2,685	$274
Profit before income taxes	$595	$541	$54
Profit attributable to Caterpillar Financial Services Corporation	$434	$401	$33

Revenues
Revenues for the first nine months of 2026 were $2.96 billion, an increase of $274 million, or 10 percent, compared with $2.69 billion in the same period in 2025. The increase in revenues was primarily due to a favorable impact from higher average earning assets.

Retail revenue for the first nine months of 2026 was $1.48 billion, an increase of $102 million from the same period in 2025. The increase was primarily due to a favorable impact from higher average earning assets. For the nine months ended September 30, 2026, retail average earning assets were $26.40 billion, an increase of $1.88 billion from the same period in 2025. The annualized average yield was 7.45 percent for the first nine months of 2026, compared with 7.47 percent for the same period in 2025.

Operating lease revenue for the first nine months of 2026 was $718 million, an increase of $32 million from the same period in 2025. The increase was primarily due to a favorable impact from higher average earning assets of $44 million, partially offset by an unfavorable impact from lower rental rates on operating leases of $12 million.

Wholesale revenue for the first nine months of 2026 was $621 million, an increase of $114 million from the same period in 2025. The increase was due to a favorable impact from higher average earning assets of $187 million, partially offset by an unfavorable impact from lower average financing rates on wholesale finance receivables of $73 million. For the nine months ended September 30, 2026, wholesale average earning assets were $7.85 billion, an increase of $2.11 billion from the same period in 2025. The annualized average yield was 10.55 percent for the first nine months of 2026, compared with 11.78 percent for the same period in 2025.

Other revenue, net items were as follows:

(Millions of dollars)	Nine Months Ended September 30,
	2026	2025	Change
Finance receivable and operating lease fees (including late charges)	$60	$52	$8
Net gain on returned or repossessed equipment	39	28	11
Interest income on Notes receivable from Caterpillar	23	19	4
Miscellaneous other revenue, net	22	19	3
Total Other revenue, net	$144	$118	$26

There was a favorable impact from currency translation on revenues of $44 million in the first nine months of 2026. Currency translation represents the net impact from converting the results of our subsidiaries to U.S. dollar reporting currency and is included in all financial statement line items and each of the items included in the above analysis.

Consolidated Profit Before Income Taxes
(1) Analysis excludes $11 million related to property taxes on operating leases for the first nine months of 2026 and 2025.
The chart above graphically illustrates reasons for the change in consolidated profit before income taxes between September 2025 YTD (at left) and September 2026 YTD (at right). Management utilizes these charts internally to visually communicate results.

Profit before income taxes was $595 million for the first nine months of 2026, an increase of $54 million, or 10 percent, compared with $541 million for the same period in 2025. The increase was mainly driven by a favorable impact from higher average earning assets of $137 million, partially offset by higher provision for credit losses of $56 million.

There was a favorable impact from currency translation on profit before income taxes of $22 million in the first nine months of 2026. Currency translation represents the net impact from converting the results of our subsidiaries to U.S. dollar reporting currency and is included in all financial statement line items and each of the items included in the above analysis.

PROVISION FOR INCOME TAXES

As of September 30, 2026 and 2025, the estimated annual tax rate was 29 percent and 24 percent, respectively. The increase in the estimated annual tax rate was primarily due to changes in the geographic mix of profits. The provision for income taxes for the nine months ended September 30, 2026 included a tax benefit of $11 million to reflect changes in estimates related to prior years. The provision for income taxes for the nine months ended September 30, 2025 included a $10 million expense for a valuation allowance against the deferred tax assets of a non-U.S. subsidiary.

FINANCE RECEIVABLES AND EQUIPMENT ON OPERATING LEASES

New Business Volume

(Millions of dollars)	Nine Months Ended September 30,
	2026	2025	Change
New retail financing	$9,928	$9,294	$634
New retail operating lease activity	1,029	899	130
New wholesale financing	53,620	41,592	12,028
Total	$64,577	$51,785	$12,792

New retail financing increased due to higher volume across all segments. The increase in new retail operating lease activity was mainly driven by higher rentals of Caterpillar equipment in Mining, North America, and EAME. New wholesale financing increased primarily due to higher purchases of trade receivables from Caterpillar.

Total Managed Portfolio
We define total portfolio as Finance receivables, net plus Equipment on operating leases, net. We also manage and service receivables and leases that have been sold by us to third parties with limited or no recourse in order to mitigate our concentration of credit risk with certain customers. These assets are not available to pay our creditors. Total managed portfolio was as follows:

(Millions of dollars)	September 30, 2026	December 31, 2025	Change
Finance receivables, net	$35,971	$32,815	$3,156
Equipment on operating leases, net	2,993	2,927	66
Total portfolio	$38,964	$35,742	$3,222

Retail loans	$199	$99	$100
Retail leases	27	27	—
Operating leases	6	8	(2)
Total off-balance sheet managed assets	$232	$134	$98

Total managed portfolio	$39,196	$35,876	$3,320

Total Portfolio Metrics
At the end of the third quarter of 2026, past dues were 1.31 percent, compared with 1.47 percent at the end of the third quarter of 2025. Total non-performing finance receivables, which represent finance receivables currently on non-accrual status, were $168 million and $163 million at September 30, 2026 and at December 31, 2025, respectively. Total non-performing finance receivables as a percentage of our finance receivables were less than 1 percent at September 30, 2026 and December 31, 2025.

Write-offs, net of recoveries, were $28 million for the third quarter of 2026, compared with $40 million for the third quarter of 2025.

Our allowance for credit losses as of September 30, 2026 was $332 million, or 0.91 percent of finance receivables, compared with $284 million, or 0.86 percent, as of December 31, 2025. The allowance is subject to an ongoing evaluation based on many quantitative and qualitative factors, including past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and economic forecasts. We believe our allowance is sufficient to provide for losses over the remaining life of our finance receivables portfolio as of September 30, 2026.

Global Business Conditions
Caterpillar continues to monitor a variety of external factors around the world, such as supply chain disruptions, inflationary costs, labor pressures and the impact of trade policies. We are monitoring the potential downstream impacts from these factors on our business, while remaining focused on portfolio health and continuing to provide qualified customers and dealers with new financing to support their current and future business needs.

LIQUIDITY AND CAPITAL RESOURCES

Maintaining and managing adequate capital and liquidity resources includes management of funding sources and their utilization based on current, future and contingent needs. Throughout the third quarter of 2026, we experienced favorable liquidity conditions. We ended the third quarter of 2026 with $662 million of cash, an increase of $129 million from year-end 2025. Our cash balances are held in numerous locations throughout the world with approximately $200 million held by our non-U.S. subsidiaries. Amounts held by non-U.S. subsidiaries are available for general corporate use and could be used in the U.S. without incurring significant additional U.S. taxes. We expect to meet our U.S. funding needs without repatriating undistributed profits that are indefinitely reinvested outside the U.S.

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

Total borrowings outstanding as of September 30, 2026 were $36.08 billion, an increase of $2.44 billion from December 31, 2025. Outstanding borrowings were as follows:

(Millions of dollars)	September 30, 2026	December 31, 2025
Medium-term notes, net	$28,958	$26,437
Commercial paper, net of unamortized discount	4,717	5,408
Bank borrowings – long-term	737	665
Bank borrowings – short-term	138	106
Notes payable to Caterpillar	1,526	1,024
Other	1	1
Total outstanding borrowings	$36,077	$33,641

Medium-term notes
We issue medium-term unsecured notes through securities dealers or underwriters in the U.S., Europe and other international capital markets. These notes are offered in several currencies and with a variety of maturities. These notes are senior unsecured obligations of the Company. Medium-term notes issued totaled $10.02 billion and redeemed totaled $7.12 billion for the nine months ended September 30, 2026. Medium-term notes, net outstanding as of September 30, 2026 mature as follows:

(Millions of dollars)
2026	$1,378
2027	8,664
2028	9,918
2029	7,189
2030	448
Thereafter	1,494
Fair value adjustments	(133)
Total	$28,958

Commercial paper
We issue unsecured commercial paper in the U.S., Europe and other international capital markets. These short-term promissory notes are issued on a discounted basis and are payable at maturity.

Revolving credit facilities
As of September 30, 2026, we had three global credit facilities with a syndicate of banks totaling $11.50 billion (Credit Facility) available in the aggregate to both Caterpillar and us for general liquidity purposes. Based on management’s allocation decision, which can be revised from time to time, the portion of the Credit Facility available to us as of September 30, 2026 was $8.63 billion. Information on our Credit Facility is as follows:

•In August 2026, we entered into a new 364-day facility of $3.50 billion (of which $2.63 billion is available to us), which expires in August 2027.
•In August 2026, we amended and extended the three-year facility (as amended and restated, the "three-year facility"). The three-year facility of $3.00 billion (of which $2.25 billion is available to us) expires in August 2029.
•In August 2026, we amended and extended the five-year facility (as amended and restated, the "five-year facility"). The five-year facility of $5.00 billion (of which $3.75 billion is available to us) expires in August 2031.

At September 30, 2026, Caterpillar’s consolidated net worth was $21.55 billion, which was above the $9.00 billion required covenant in the Credit Facility. The consolidated net worth is defined in the Credit Facility as Caterpillar’s consolidated shareholders’ equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).

At September 30, 2026, our covenant interest coverage ratio was 1.53 to 1. This was above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain (loss) from interest rate derivatives to (2) interest expense, calculated at the end of each fiscal quarter for the prior four consecutive fiscal quarter period, required in the Credit Facility.

In addition, at September 30, 2026, our six-month covenant leverage ratio was 8.01 to 1. This was below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required in the Credit Facility.

In the event that either Caterpillar or we do not meet one or more of our respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants. Additionally, in such event, certain of our other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At September 30, 2026, there were no borrowings under the Credit Facility.

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

Bank borrowings
Available credit lines with banks as of September 30, 2026 totaled $3.39 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our non-U.S. subsidiaries for local funding requirements. We may guarantee subsidiary borrowings under these lines. As of September 30, 2026, we were in compliance with all debt covenants under these credit lines.

Notes receivable from/payable to Caterpillar
Under our variable amount and term lending agreements with Caterpillar, we may borrow up to $3.56 billion from Caterpillar and Caterpillar may borrow up to $2.33 billion from us. Most variable amount lending agreements are in effect for indefinite periods of time and may be changed or terminated by either party with 30 days’ notice. The term lending agreements have remaining maturities ranging up to approximately eight years.

Off-Balance Sheet Arrangements
We are a party to certain off-balance sheet arrangements, primarily in the form of guarantees. Please refer to Note 7 of Notes to Consolidated Financial Statements for further information.

Cash Flows
Net cash provided by operating activities was $772 million in the first nine months of 2026, compared with $724 million for the same period in 2025. Net cash used for investing activities was $3.43 billion in the first nine months of 2026, compared with $2.03 billion for the same period in 2025. The change was primarily due to portfolio-related activity. Net cash provided by financing activities was $2.78 billion in the first nine months of 2026, compared with $1.41 billion for the same period in 2025. The change was due to increased external borrowing activity, partially offset by decreased borrowings from Caterpillar.

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

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the third quarter of 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

10.1
Credit Agreement (2026 364-Day Facility), dated August 27, 2026, among Caterpillar Inc., Caterpillar Financial Services Corporation, Caterpillar International Finance Designated Activity Company, Caterpillar Finance Kabushiki Kaisha and Caterpillar International Finance Luxembourg S.à r.l., certain financial institutions named therein, Citibank, N.A., as agent, Citibank Europe PLC, UK Branch, as Local Currency Agent, MUFG Bank, Ltd., as Japan Local Currency Agent, and the certain Joint Lead Arrangers and Joint Bookrunners named therein (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 1, 2026)

10.2
CIF Local Currency Addendum, dated August 27, 2026, to the Credit Agreement (2026 364-Day Facility) (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 1, 2026)

10.3
CIF LUX Local Currency Addendum, dated August 27, 2026, to the Credit Agreement (2026 364-Day Facility) (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 1, 2026)

10.4
Japan Local Currency Addendum, dated August 27, 2026, to the Credit Agreement (2026 364-Day Facility) (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 1, 2026)

10.5
Fifth Amended and Restated Credit Agreement (Three-Year Facility), dated August 27, 2026, among Caterpillar Inc., Caterpillar Financial Services Corporation, Caterpillar International Finance Designated Activity Company, Caterpillar Finance Kabushiki Kaisha and Caterpillar International Finance Luxembourg S.à r.l., certain financial institutions named therein and Citibank, N.A., as agent (incorporated by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 1, 2026)

10.6
CIF Local Currency Addendum, dated August 27, 2026, to the Credit Agreement (Three-Year Facility) (incorporated by reference from Exhibit 10.6 to the Company’s Current Report on Form 8-K filed September 1, 2026)

10.7
CIF LUX Local Currency Addendum, dated August 27, 2026, to the Credit Agreement (Three-Year Facility) (incorporated by reference from Exhibit 10.7 to the Company’s Current Report on Form 8-K filed September 1, 2026)

10.8
Japan Local Currency Addendum, dated August 27, 2026, to the Credit Agreement (Three-Year Facility) (incorporated by reference from Exhibit 10.8 to the Company’s Current Report on Form 8-K filed September 1, 2026)

10.9
Fifth Amended and Restated Credit Agreement (Five-Year Facility), dated August 27, 2026, among Caterpillar Inc., Caterpillar Financial Services Corporation, Caterpillar International Finance Designated Activity Company, Caterpillar Finance Kabushiki Kaisha and Caterpillar International Finance Luxembourg S.à r.l., certain financial institutions named therein and Citibank, N.A., as agent (incorporated by reference from Exhibit 10.9 to the Company’s Current Report on Form 8-K filed September 1, 2026)

10.10
CIF Local Currency Addendum, dated August 27, 2026, to the Credit Agreement (Five-Year Facility) (incorporated by reference from Exhibit 10.10 to the Company’s Current Report on Form 8-K filed September 1, 2026)

10.11
CIF LUX Local Currency Addendum, dated August 27, 2026, to the Credit Agreement (Five-Year Facility) (incorporated by reference from Exhibit 10.11 to the Company’s Current Report on Form 8-K filed September 1, 2026)

10.12
Japan Local Currency Addendum, dated August 27, 2026, to the Credit Agreement (Five-Year Facility) (incorporated by reference from Exhibit 10.12 to the Company’s Current Report on Form 8-K filed September 1, 2026)

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

Caterpillar Financial Services Corporation

Date:	November 4, 2026	/s/ David T. Walton
David T. Walton, President, Director and Chief Executive Officer

Date:	November 4, 2026	/s/ Kristen R. Covey
Kristen R. Covey, Executive Vice President and Chief Financial Officer

Date:	November 4, 2026	/s/ Stephen C. Matheny
Stephen C. Matheny, Secretary

Date:	November 4, 2026	/s/ William E. Schaupp
William E. Schaupp, Controller (Principal Accounting Officer)